Form 10-K
period 1993-12-31
MOTOROLA INC
filed 1994-03-28
CIK 68505

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM _________ TO _________
COMMISSION FILE NUMBER 1-7221
                                 MOTOROLA, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    DELAWARE               36-1115800
    (STATE OF           (I.R.S. EMPLOYER
 INCORPORATION)       IDENTIFICATION NO.)

              1303 EAST ALGONQUIN ROAD, SCHAUMBURG, ILLINOIS 60196

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                  REGISTRANT'S TELEPHONE NUMBER (708) 576-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                     WHICH REGISTERED
- --------------------------------------------  -----------------------------
    Common Stock, $3 Par Value per Share      New York Stock Exchange
                                              Chicago Stock Exchange
     Liquid Yield Option Notes due 2009       New York Stock Exchange
     Liquid Yield Option Notes due 2013       New York Stock Exchange
  Rights to Purchase Junior Participating     New York Stock Exchange
         Preferred Stock, Series A            Chicago Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1994 was approximately $26.6 billion (based on closing sale price of $98.50 per share as reported for the New York Stock Exchange-Composite Transactions.)

    The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 1994 was 278,781,510.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                         DOCUMENT                                            LOCATION IN FORM 10-K
- -------------------------------------------------------------------------------------------  ---------------------
Portions of Registrant's Proxy Statement for 1994 Annual Meeting of Stockholders             Part III
Portions of Registrant's 1993 Annual Report to Stockholders                                  Parts I, II and IV

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I


ITEM 1:  BUSINESS

(a)  General development of business.

Motorola, Inc. is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196 (telephone number: 708-576-5000).

Motorola, Inc., one of the world's leading providers of electronic equipment, systems, components and services for worldwide markets, is engaged in the design, manufacture and sale, principally under the Motorola brand, of a diversified line of such products. These products include two-way land mobile communication systems, paging and wireless data systems and other forms of electronic communication systems; cellular mobile and portable telephones and systems; semiconductors, including integrated circuits, discrete devices and microprocessor units; information systems products such as modems, multiplexers and network processors; electronic equipment for military and aerospace use; electronic engine controls, and other automotive and industrial electronic equipment; and multifunction computer systems for distributed data processing and office automation applications. Motorola also provides services for paging, cellular telephone and shared mobile radio.

The term "Motorola" as used hereinafter means Motorola, Inc. or Motorola, Inc. and its subsidiaries, as the context requires.

(b)  Financial information about industry segments.

The response to this section of Item 1 is incorporated by reference to Note 7 of the Notes to Consolidated Financial Statements of Motorola's 1993 Annual Report to Stockholders.

(c)  Narrative description of business.

SEMICONDUCTOR PRODUCTS


Semiconductors control and amplify electrical signals and are used in a broad range of electronic products, including television receivers and other consumer electronic products, solid-state ignition systems and other automotive electronic products, major home appliances, industrial controls, robotics, aircraft, missiles, space vehicles, communications equipment, computers, minicomputers, calculators and automatic controls.

The semiconductor products manufactured by Motorola's Semiconductor Products Sector include integrated circuit devices (metal-oxide semiconductor and bipolar) such as dynamic and static random access memories, microcontrollers, microprocessors, microcomputers, gate arrays, standard cells, digital signal processors, mixed signal and other logic and analog components. In addition, the Sector manufactures a wide variety of discrete devices including zener and tuning diodes, RF devices, power and small signal transistors, field effect transistors, microwave devices, optoelectronics, rectifiers and thyristors.

The Sector sells its products worldwide to original equipment manufacturers through its own sales force. Products also are sold through a network of industrial distributors in the United States. Sales outside the United States are made through the Sector's own sales staff and through independent distributors. Semiconductors manufactured by the Sector are also supplied to other operating units of Motorola. The Sector is affected by the cyclical nature of the semiconductor industry. Available capacity, cyclical customer demands, new product introduction and aggressive pricing can have a significant impact on its business. The Sector's capacity is being increased to meet current strong market demand. In addition to the Sector's factory expansion program, it is actively pursuing additional capacity through the sourcing of products from outside vendors. Because of the strong market demand, the available quantity of some products have been allocated to customers from time to time.

The semiconductor industry is subject to rapid changes in technology, requires a high level of capital spending and an extensive research, development and design program to maintain state-of-the-art technology. Accordingly, the Sector maintains an extensive research and development program in advanced semiconductor technology.

The Sector's backlog amounted to $2.12 billion at December 31, 1993 and $1.55 billion at December 31, 1992. The 1993 backlog amount is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1994. However, in the past, the Sector has experienced abrupt and repeated rescheduling of previously firm and even expedited orders. The estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1993 backlog actually shipped to change.

The Semiconductor Products Sector experiences intense competition from numerous competitors, including Japanese companies and several other companies around the world, ranging from large companies offering a full range of products to small companies specializing in certain segments of the market. The competitive environment is also changing as a result of increased alliances between competitors. The Sector competes in many markets, including the telecommunications, computer, industrial, automotive, consumer, federal government and distributor markets. Due to the multitude of competitors, price, service, technology and product quality are important factors in competition. The ability to develop new products to meet customer requirements and to meet customer delivery schedules are also competitive factors. Management believes that Motorola's commitment to research and development of new products combined with utilization of state-of-the-art technology should allow the Sector to remain competitive.

The Sector is not currently experiencing, nor does it anticipate, any shortages in obtaining raw materials. However, it is experiencing some extended lead times on certain raw materials due to strong industry demand, but it is not currently expected to have any material impact on the Sector's business. A significant portion of certain materials and parts used by the Sector is supplied from a single country. The Sector is actively seeking new sources of supply to decrease this dependency. With respect to other materials, the Sector is constantly seeking new sources of supply to minimize the risk of obtaining materials from only a few sources. Electricity, oil and natural gas are used extensively in the Sector's operations. All of these energy sources are available in adequate quantities for current and foreseeable future needs. Electricity and oil are the primary energy sources for the Sector's foreign operations, and presently, there are no shortages of these sources although the reliability of electrical power has been a problem from time to time.

Reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality of business with respect to this industry segment.

The Semiconductor Products Sector's headquarters is in Phoenix, Arizona, with manufacturing facilities in Phoenix, Mesa, Tempe and Chandler, Arizona; Irvine, California; Austin, Texas; Tianjin, China; Toulouse, France; Kwai Chung and Tai Po, Hong Kong; Aizu and Sendai, Japan; Seoul, Korea; Kuala Lumpur and Seremban, Malaysia; Guadalajara, Mexico; Singapore; East Kilbride, Scotland; Manila, the Philippines; and Chung-Li, Taiwan.


COMMUNICATIONS PRODUCTS


Communications products are designed, manufactured and sold by Motorola's Land Mobile Products Sector and its Paging and Wireless Data Group. In 1993, both operations comprised the Company's Communications Products segment.

In January 1994, Motorola's Information Systems Group (consisting of Codex Corporation and Universal Data Systems, Inc.) was combined with the Paging and Wireless Data Group to form the Messaging, Information and Media Sector. However, this new Sector does not constitute a separate reportable industry segment, and the results of operations of the Information Systems Group will continue to be reported under "Other Products."

As a principal supplier of mobile and portable FM two-way radio and radio paging and wireless data systems, the Land Mobile Products Sector and the

Paging and Wireless Data Group provide equipment and systems to meet the communications needs of individuals and many different types of business, institutional and governmental organizations. Products of the Land Mobile Products Sector and certain products of the Paging and Wireless Data Group provide voice and data communication between vehicles, persons and base stations. The Paging and Wireless Data Group products provide signaling or signaling and one-way voice communications or wireless data communications to people away from their homes, vehicles or offices.

The principal customers for two-way radio and radio paging products include public safety agencies, such as police, fire, highway maintenance departments and forestry services; petroleum companies; gas, electric and water utilities; telephone companies; diverse industrial companies; mining companies; transportation companies, such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals; and companies in the construction, vending machine and service businesses. Also, there is a growing base of paging and wireless data customers using the products for personal and family communication needs. These products are also sold and leased to various federal agencies for many uses.

Users of two-way radios are regulated by a variety of governmental and other regulatory agencies throughout the world. In the United States, users of two-way radios are licensed by the Federal Communications Commission ("FCC") which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. The FCC's authority includes, among other things, the power to classify radio stations, prescribe the nature of the service to be rendered by each class of station, assign frequencies to the various classes of stations and regulate the kinds of equipment which may be used. Regulatory agencies in other countries have similar types of authority. Consequently, the business of this segment may be affected by the rules and regulations adopted by the FCC or regulatory agencies in other countries from time to time.

Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth of the two-way radio communications industry may be affected, however, by the regulations of the FCC or other regulatory agencies relating to the allocation of frequencies for land mobile communications users, especially in urban areas where such frequencies are heavily used.

The Land Mobile Products Sector also manufactures and sells signaling and control systems and communication control centers used in two-way radio operations.

This segment carries on an extensive product development program. Its products make substantial use of solid-state semiconductor components, including large-scale integrated circuits.

The products manufactured and marketed by this segment are sold directly through its own distribution force, or through independent authorized distributors and dealers, radio common carriers and independent commission sales representatives. Leasing and conditional sale arrangements are also made available to customers. The direct distribution force also provides systems engineering and technical services to meet the customer's particular needs. The customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of Motorola authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations. The majority of the leases and conditional sale contracts entered into by this segment are sold to several unaffiliated finance companies and banks on terms which, in most instances, provide recourse to Motorola with certain limitations. Some leases and conditional sale contracts are sold to a Motorola subsidiary.

This segment's backlog amounted to $1.71 billion at December 31, 1993 and $1.12 billion at December 31, 1992. The 1993 backlog amount is believed to be generally firm, and approximately 91% of that amount is expected to be shipped during 1994. The estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1993 backlog actually shipped to change.

This segment experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to many small, specialized firms. The principal manufacturing operations of many competitors are located outside of the United States. Competitive factors include price, product performance, product quality, quality and availability of service, and quality and availability of systems engineering, with no one factor being dominant. Management believes that Motorola's commitment to research and development programs for improving existing products and developing new products and its utilization of state-of-the-art technology should allow this segment to remain competitive.

Availability of materials and components required by this segment is relatively dependable and certain, but normal fluctuations in market demand/supply could cause temporary, selective shortages. Direct sourcing of materials and components from foreign suppliers is becoming more extensive. This segment operates certain offshore subassembly plants, the loss of one or more of which could constrain this segment's production capabilities. Natural gas, electricity and, to a lesser extent, oil, are the primary sources of energy. Current supplies of these forms of energy are considered to be adequate for this segment's United States and foreign operations.

Reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this segment.

The Land Mobile Products Sector has entered into agreements in principle with Dial Page, Inc., CenCall Communications Corp. and NEXTEL Communications, Inc. to transfer substantially all of its 800 MHz specialized mobile radio businesses, systems and licenses in the United States in exchange for equity interests in these companies. This represents a move forward with the Sector's strategic plans of being primarily a technology supplier and equipment manufacturer, rather than a network systems operator in the United States. Further information on this subject is contained in Note 6 of the Notes to Consolidated Financial Statements and in the material under the caption
"Results of Operations" in Motorola's 1993 Annual Report to Stockholders, which information is incorporated herein by reference.

This segment's headquarters are located in Schaumburg, Illinois, with manufacturing facilities in Schaumburg, Illinois; Boynton Beach and Plantation, Florida; Mount Pleasant, Iowa; Ft. Worth, Texas; Tianjin, China; Bangalore, India; Dublin, Ireland; Arad, Israel; Penang, Malaysia; Vega Baja, Puerto Rico; Taunusstein, Germany; and Singapore.


GENERAL SYSTEMS PRODUCTS


General systems products are designed, manufactured and sold by Motorola's General Systems Sector which includes the Cellular Subscriber Group, the Cellular Infrastructure Group, the Network Ventures Division, Personal Communications Systems ("PCS") and the Motorola Computer Group.

The Cellular Subscriber and Infrastructure Groups manufacture, sell, install and service cellular infrastructure and radiotelephone equipment. In addition, the Cellular Subscriber Group resells cellular line service in the U.S., New Zealand, Germany, France, and the U.K. markets. The Network Ventures Division is a joint venture partner in cellular and telepoint operating systems in Argentina, Uruguay, Hong Kong, Israel, Chile, Mexico, Thailand, Pakistan, Nicaragua, Dominican Republic and Japan. The Cellular Infrastructure Group products include electronic exchanges (i.e., telephone switches), base site controllers and radio base stations. Radiotelephone products include mobile, portable, personal and transportable radiotelephones with various options, personal communications equipment and cordless telephones. PCS products include subscriber and infrastructure equipment for the personal communications market. Products are marketed worldwide through original equipment manufacturers, carriers, distributors, dealers, retailers and, in certain countries, through a direct sales force. Financing of cellular infrastructure equipment is sometimes offered to qualifying customers.

Radio frequencies are required to provide cellular service. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated for cellular and personal communications services. The growth of the cellular and personal communications industry may be affected if adequate frequencies are not allocated for its use, or alternatively, if new technology is not developed to increase capacity on presently allocated frequencies.

The Motorola Computer Group develops, manufactures, sells and services multi-function computer systems and board level products, together with operating systems and system enablers. Board and system level products comprise a line of VME products based on the Motorola 68000 and 88000 series microprocessors. These products are sold worldwide to a variety of customers, some of whom produce computer products which compete with the group. The Computer Group's products are marketed to end-users, original equipment manufacturers, value added resellers and distributors throughout the world. The Motorola Computer Group also markets computer products and peripherals that it does not manufacture.

General Systems products are subject to constant changes in technology. Consequently, the Sector has an extensive research and development program.

The Sector's backlog amounted to $1.2 billion at December 31, 1993 and $721 million at December 31, 1992. The 1993 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1994. The estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1993 backlog actually shipped to change.

The General Systems Sector experiences intense competition from numerous competitors ranging from some of the world's largest companies to small, specialized firms. Competitive factors in the market for the products are price, service, delivery, product quality and product and system performance. An additional factor for the Motorola Computer Group products is the availability of software products to address specific user applications. Management believes that Motorola's commitment to research and development programs for improving existing products and developing new products and its utilization of state-of-the-art technology should allow the General Systems Sector to remain competitive.

Materials used in the Sector's operations are generally second-sourced to ensure a continuity of supply. Energy necessary for the Sector's operations consists of electricity and natural gas, all of which are currently adequate in supply. The Sector's factories are highly automated and therefore, dependent upon a steady supply of electrical power.

Patent protection is very important to the cellular business. Also, reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this industry segment.

The General Systems Sector's headquarters is located in Arlington Heights, Illinois. It operates manufacturing facilities in Tempe, Arizona; Arlington Heights, Grayslake and Libertyville, Illinois; Swindon, England; Penang, Malaysia; Easter Inch, Scotland; Flensburg, Germany; and Tianjin, China. The Sector also has a joint venture manufacturing operation in Austria.


GOVERNMENT AND SYSTEMS TECHNOLOGY PRODUCTS


The Government and Systems Technology Group is engaged in the design, development and production of electronic systems and products, and it competes for a variety of United States Government projects and commercial business. The Group is expanding its commercial businesses and is giving increased attention to international business opportunities. The Group produces products related to electronic and communications equipment that has various applications based upon customer requirements of the Group's three business segments: Traditional Government, Commercial, and Satellite Communications. The Traditional Government business segment, previously known as the Government Electronics Group, consists of the Tactical Electronics Division and the Communications Division, and primarily does research, development and production work under contracts with governmental agencies, but also conducts independent research and development programs. The Traditional Government business segment produces products such as diversified military and space electronic equipment, including aerospace telecommunications systems, military communications equipment, radar systems, data links, display systems, positioning and navigation systems, instrumentation products, countermeasures systems, missile guidance equipment, electronic ordnance devices and drone electronic systems. The Traditional Government business segment has been predominantly dependent upon the United States Government as its main customer, acting as either a prime contractor or a subcontractor to other prime contractors. The total loss of all of this business could have a material adverse effect on the Group. Contracts are secured from United States Government agencies and their suppliers by negotiation and competitive bidding. The government procurement environment is becoming more competitive and regulated. Competition is expected to increase substantially in all aspects of the Traditional Government business due to a slowdown in procurement resulting from a lower defense budget. Competitors include technically competent firms, including large diversified firms as well as smaller firms specializing in narrow product lines. This segment expects to continue to meet competition on the basis of price and quality of product performance.

The Group is diversifying by applying its core technologies to quasi-government and commercial opportunities. During 1993, the Group organized its commercial business thrusts into the Diversified Technologies Division (DTD) which is marketing products in the secure telecommunications and commercial test equipment markets. It is developing products for positioning and navigation systems, and personal alarm and reporting systems markets. These businesses are expected to grow in the future, and substantial development and marketing efforts are being exerted in these areas. DTD is actively pursuing potential markets for its developmental product lines. Growth in the Commercial business segment may offset a decline in U.S. Government business. Distribution agreements for the domestic secure telecommunications market are in place with the sales force of the Land Mobile Products Sector (LMPS). International and government markets are handled directly by the Group's own sales force. During 1993, the world wide sales force of LMPS was also used to market test equipment. In 1994, DTD plans to expand the distribution network to penetrate new market segments.

The Group's Satellite Communications Division (SATCOM) is developing the IRIDIUM TM/SM satellite-based communication system. The IRIDIUM system is a space-based wireless communications system that is being designed to provide global digital service to hand-held telephones and related equipment. The IRIDIUM system involves four components: (1) a constellation of low earth orbit satellites, (2) a centralized system control center, (3) gateways distributed throughout the world and (4) individual subscriber units including, for example, voice, data, facsimile, pager and geolocation units. SATCOM is the prime contractor under contracts with Iridium, Inc. to provide and launch the satellites and maintain the system. The loss of these contracts could have a material adverse effect on the Group. IRIDIUM is a trademark and service mark of Iridium, Inc.


Total sales for the Group include sales made to a number of free world governments and corporations. Products of the Group are marketed outside the United States by a few distributors, by independent representatives and by the Group's own sales force. In 1993, approximately 5% of the Group's business was conducted internationally, primarily through the Traditional Government business sector. As the competition for U.S. defense business increases, however, the Group has been focusing increased attention on the international market in the Commercial business and the Traditional Government business sectors.

The Group's backlog amounted to $634 million at December 31, 1993 and $553 million at December 31, 1992. The 1993 backlog is believed to be generally firm and approximately 81% of that amount is expected to be shipped during 1994. All contracts with the United States Government are subject to cancellation at the convenience of the Government, and the contracts with Iridium, Inc. may be terminated by Iridium, Inc. pursuant to their terms. The estimate of the firmness of the 1993 backlog is subject to future events which may cause the percentage actually shipped to change.

Materials used by the Group in its operations are generally available. Natural gas and electricity are the principal types of energy used, and availability of both to the Group is currently more than adequate.

Patents are becoming more important as competition increases in a declining U.S. Government market and as the Group expands into commercial and international markets. Also, reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this industry segment.


The Group has its headquarters in Scottsdale, Arizona, with manufacturing facilities in Scottsdale and Chandler, Arizona.


INFORMATION SYSTEMS PRODUCTS


Information systems products are designed, manufactured and sold by the Information Systems Group, which consists of Codex Corporation ("Motorola Codex") and Universal Data Systems, Inc. ("UDS"), which are wholly owned subsidiaries of Motorola. In January 1994, the Group was combined with the Paging and Wireless Data Group to form the Messaging, Information and Media Sector. However, this new Sector does not constitute a separate reportable industry segment, and the results of operations of the Information Systems Group will continue to be reported under "Other Products."


Motorola Codex manufactures and sells high-speed leased-line and dial modems, digital transmission devices, data/voice, time division and statistical multiplexers, network management and control systems, X.25 networking equipment and local area network interconnection products. These products are offered alone, and increasingly in systems, which have been configured to transmit information among personal computers, terminals, other peripheral devices and host computers. Motorola Codex also markets a few communication products it does not manufacture. UDS manufactures and sells a broad line of analog and digital data communications equipment, including modems and DDS (Digital Dataphone Services) service units for dedicated and switched networks, multiplexers, ISDN (Integrated Digital Services Network) terminal adaptors, network management systems and LAN (Local Area Network) product. UDS markets a few data communication products it does not manufacture.


Motorola Codex products are sold through a domestic sales organization which sells through direct and indirect channels, such as distributors and value added resellers. Motorola Codex's international unit sells and services products in 90 nations through several subsidiaries and numerous distributors. UDS sells its products in the United States directly through its own sales force and through indirect channels, such as independent distributors and value added resellers. UDS has its own international sales organization which utilizes local distributors where it is deemed necessary.


Information systems products are subject to constant changes in technology. Consequently, the Group has an extensive research and development program.


The Information Systems Group experiences intense competition from numerous competitors ranging from some of the world's largest companies, including AT&T and IBM, to small, specialized firms. Competitive factors in the market for these products are product quality and performance, customer service and price. Management believes that Motorola's commitment to research and development programs for improving existing products and developing new technologies and its utilization of state-of-the-art technology should allow the Group to remain competitive.


Materials used in the Group's business consist primarily of electronic components and assemblies which are generally available from multiple sources. Occasionally, shortages or extended delivery periods occur in various component parts, the effects of which have been industry-wide and short in duration. The Group requires commercially available electrical energy for manufacturing and administrative operations. Facilities are temperature controlled with oil or gas heat and electrical power. These types of energy are currently readily available.

Reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this industry segment.

Motorola Codex is headquartered in Mansfield, Massachusetts where it has separate product engineering and marketing facilities. Manufacturing operations are located in Mississauga, Ontario, Canada and Mansfield,

Massachusetts. Motorola Codex also has numerous sales and service offices throughout the world. UDS's headquarters and manufacturing facilities are located in Huntsville, Alabama.


AUTOMOTIVE, ENERGY AND CONTROLS PRODUCTS


The Automotive, Energy and Controls Group (formerly, the Automotive and Industrial Electronics Group) manufactures and sells products in three major categories: automotive and industrial electronics; energy storage products and systems; and ceramic and quartz electronic components. The Group also includes operations which manufacture electronic ballasts for fluorescent lighting and radio frequency identification devices. The Group is involved in a number of joint ventures. Manufacturing facilities are located at both domestic and foreign locations.

The Group sells its automotive and industrial electronics products to original equipment manufacturers, including foreign and domestic automobile manufacturers, heavy vehicle manufacturers, farm equipment manufacturers and industrial customers. A large part of its business is dependent upon two customers, the loss of either of which could have a material adverse effect on the business of the Group. Demand for products is linked to automobile sales in the United States and other countries where the Group sells its products. The Group experiences competition from numerous global competitors including automobile manufacturers.

The energy storage products business and the ceramic and quartz products business sell primarily to other industry segments within Motorola, principally the Communications and General Systems Products segments.

All materials used by the Group have good availability at this time. The Group uses electricity and gas in its operations, which are currently adequate in supply.

Competitive factors in the sale of all of the Group's products include price, product quality and performance, supply integrity, quality reputation, experience, responsiveness and design and manufacturing technology.

Reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this industry segment.

The Group's headquarters is located in Northbrook, Illinois. It has manufacturing operations located in Scottsdale, Arizona; San Jose, California; Northbrook, Buffalo Grove, Schaumburg and Vernon Hills, Illinois;
Albuquerque, New Mexico; Elma, New York; Carlisle, Pennsylvania; Seguin, Texas; Angers, France; Stotfold, England; Tuas, Singapore; Tianjin, China; Chung-Li, Taiwan; Penang, Malaysia; Vega Baja, Puerto Rico; Dublin, Ireland; and San Jose, Costa Rica.


GENERAL


CUSTOMERS. Motorola is not dependent for a material part of its business upon a single or a very few customers. Slightly less than 4.5% of Motorola's total sales and revenues in 1993 were received from various branches and agencies, including the armed services, of the United States Government.

All contracts with the United States Government are subject to cancellation at the convenience of the Government.

Government contractors, including Motorola, are routinely subjected to numerous audits and investigations, which may be either civil or criminal in nature. The consequences of these audits and investigations may include administrative action to suspend business dealings with the contractor and to exclude it from receiving new business. In addition, Motorola, like other contractors, is internally reviewing aspects of its government contracting operations, and, where appropriate, taking corrective actions and making voluntary disclosures to the Government. From time to time, these audits and investigations may adversely affect Motorola.

BACKLOG. Motorola's aggregate backlog position, including the backlog position of subsidiaries through which some of its business units operate, as of the end of the last two fiscal years, was approximately as follows:

          December 31, 1993. . .   $6.006 billion
          December 31, 1992. . .   $4.321 billion

The orders supporting the 1993 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 94% of orders on hand at December 31, 1993 are expected to be shipped during 1994. However, future events may cause the percentage actually shipped to change.

RESEARCH AND DEVELOPMENT. Throughout its history, Motorola has relied, and continues to rely primarily on its research and development programs for the development of new products and its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola's industry segments on a regular basis. Research and development expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $1,521 million in 1993, $1,306 million in 1992 and $1,133 million in 1991.

In addition, research funded under customer-sponsored contracts amounted to approximately $324 million in 1993, $37 million in 1992 and $49 million in 1991. The 1993 increase in customer sponsored research and development was predominantly attributable to new contracts with Iridium, Inc. and regulatory agencies.


Motorola presently expects to incur $1.7 billion in research and development expenditures in 1994. This is an estimate, and the actual amount which will be spent may vary.

Approximately 14,100 professional employees were engaged in such research activities (including customer-sponsored) during 1993.

PATENTS AND TRADEMARKS. Motorola owns 5,888 patents in the United States and 4,234 in foreign countries. These foreign patents are counterparts of Motorola's United States patents. Many of the patents owned by Motorola are licensed to others, and Motorola is licensed to use certain patents owned by others. In some instances, certain of the patents licensed by Motorola to others have generated significant amounts of revenue to Motorola.

During 1993, Motorola was granted 841 United States patents. Although many of Motorola's patents are used in its operations or licensed for use by others, neither Motorola's business nor that of any of its industry segments is dependent to any material degree on any one patent or group of related patents.

Motorola considers its trademark "MOTOROLA" and the "M" symbol to be valuable assets. These are protected through trademark registrations. Other trademarks of Motorola are protected and registered in the relevant markets, but are used only on limited product lines.

CORPORATE MISSION. Motorola's corporate mission is to grow rapidly, in each of its chosen arenas of the electronics industry, by providing its worldwide customers what they want, when they want it, with six sigma quality (virtually zero defects, i.e., no more than 3.4 parts per million defective) and best-in-class cycle time, as it strives to achieve its fundamental objective of total customer satisfaction and to achieve its stated goals of increased global market share; best-in-class people, marketing, manufacturing, technology, service and product software, hardware and systems; and superior financial results. To try to fulfill this mission, Motorola has concentrated on five key operational initiatives: first, designing products that will accept reasonable variation in component parts, developing manufacturing processes that will produce minimum variation in final output product and designing systems that will achieve six sigma performance; second, examining the total product system to reduce the time from when an order is placed or a product is conceived until it is delivered; third, emphasizing the need for product development and manufacturing disciplines to work together; fourth, implementing a long-term, customer-driven approach that shows it where to commit its resources to give customers what they want; and fifth, empowerment for all, in a participative, cooperative and creative workplace to achieve more synergy, greater efficiency and improved quality within and between organizations. In addition, it has tried to develop the following key attributes or elements of a successful quality program: leadership; communications; training; establishing high goals and high expectations; providing for recognition; and developing a participative, cooperative, creative and receptive culture.

ENVIRONMENTAL QUALITY. Motorola operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The balance of the response to this section of Item 1 is incorporated by reference to Note 6 of the Notes to Consolidated Financial Statements under the caption "Environmental and Legal" and the information contained under the caption "Environmental Matters" in Motorola Management's Discussion and Analysis of Financial Condition and Results of Operations in Motorola's 1993 Annual Report to Stockholders.

FIXED ASSET EXPENDITURES. Motorola presently expects to incur approximately $2.9 billion of fixed asset expenditures in 1994. This is an estimate, and the actual amount which will be spent may vary.

MISCELLANEOUS. At December 31, 1993, there were approximately 120,000 employees of Motorola and its subsidiaries. The business of Motorola and its industry segments is not seasonal to any significant extent, although the Semiconductor Products Sector has tended to have stronger, seasonally-adjusted sales in the first half of the year.

(d) Financial information about foreign and domestic operations and export sales.

Local governments and their policies and the societal and economic conditions prevailing in those countries in which Motorola operates (particularly unstable governments and social conditions, rates of inflation, monetary fluctuations and balance of payments problems) may have significant effects on Motorola's business.

Domestic export sales to third parties were $1.83 billion in 1993, $1.14 billion in 1992 and $871 million in 1991. Domestic export sales to affiliates were $3.16 billion in 1993, $2.32 billion in 1992 and $2.06 billion in 1991.

The remainder of the response to this section of Item 1 is incorporated by reference to Note 7 of the Notes to Consolidated Financial Statements and the "Results of Operations" section of Motorola's 1993 Annual Report to Stockholders.

Item 2: Properties

Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Its other major facilities in the United States are located in Arlington Heights, Buffalo Grove, Grayslake, Libertyville, Northbrook and Schaumburg, Illinois; Elma, New York; Phoenix, Chandler, Scottsdale, Mesa and Tempe, Arizona; Boynton Beach and Plantation, Florida; Austin, Dallas, Ft. Worth and Seguin, Texas; Mount Pleasant, Iowa; Mansfield, Massachusetts; Huntsville, Alabama; Albuquerque, New Mexico; Carlisle, Pennsylvania; and
Irvine and San Jose, California. Motorola also operates manufacturing facilities or sales offices in 39 other countries. (See "Narrative Description of Business" for information regarding the location of the principal manufacturing facilities for each industry segment.) The United States facilities (both manufacturing and administrative) owned by Motorola contain approximately 16.6 million square feet. Motorola also leases facilities in the United States containing approximately 4.2 million square feet. Motorola's facilities outside the United States contain approximately 8.0 million square feet of which approximately 2.8 million square feet are leased.

Motorola considers the productive capacity of the plants operated by each of its industry segments adequate and suitable for the requirements of each of such segments, except for the Semiconductor Products Sector which is engaged in a factory expansion program to meet the strong market demand for its products.

The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

Item 3:  Legal Proceedings

Motorola is a named defendant in five cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. MCINTIRE ET AL. V. MOTOROLA and CAMELHEAD EQUITIES ET AL. V. MOTOROLA ET AL. are pending in the U.S. District Court for the District of Arizona, and BAKER ET AL. V. MOTOROLA ET AL., LOFGREN ET AL. V. MOTOROLA ET AL. and BETANCOURT ET AL. V. MOTOROLA ET AL. are pending in the Arizona Superior Court, Maricopa County. The MCINTIRE lawsuit, filed on December 20, 1991, involves over 900 plaintiffs who allege that the operations of Motorola at several facilities in Phoenix and Scottsdale, Arizona have caused property damage and health problems by contaminating the soil, groundwater and air in the area surrounding those facilities. CAMELHEAD EQUITIES, filed on June 1, 1993, is a suit for business losses by four failed real estate development limited partnerships. The BAKER lawsuit, filed on February 11, 1992, is also a proposed class action, involving seven purportedly representative individual named plaintiffs, alleging that Motorola and other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, diminishing property values and exposing members of the class to possible adverse health effects. The LOFGREN lawsuit, filed on April 6, 1993, is a proposed class action, involving approximately 130 purportedly representative individual named plaintiffs, alleging that Motorola and other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, causing health problems to members of the class. The BETANCOURT lawsuit, filed on July 16, 1993, involves claims for personal injury by approximately 25 individuals, alleging that Motorola and other defendants contaminated the soil, air and groundwater in the Phoenix/ Scottsdale area, causing health problems to plaintiffs.

All five lawsuits seek compensatory and punitive damages. The MCINTIRE complaint includes personal injury and property damage claims and seeks injunctive relief. The BAKER complaint seeks damages for medical monitoring and alleges claims for property, business and economic loss and seeks declaratory and injunctive relief.

A class action, FELDMAN ET AL. V. MOTOROLA, INC. ET AL., against Motorola and several of its officers for alleged violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5 is pending in the U.S. District Court for the Northern District of Illinois. The pending complaint, a consolidation of four cases, maintains that Motorola and the individual defendants committed fraud on the market by artificially inflating the price of Motorola stock through a series of alleged material misrepresentations and omissions. It also alleges that certain of the individual defendants engaged in unlawful insider trading. Plaintiffs propose a class period of May 4, 1990 through January 16, 1991, and seek an unspecified amount of monetary damages.

On February 1, 1993, Motorola was named as a defendant in a purported class action that alleged economic loss to purchasers of portable cellular telephones. VERB ET AL. V. MOTOROLA, INC. ET AL., Circuit Court of Cook County, Illinois, 93 CH 00969. The plaintiffs amended their complaint several times. In its final form, the complaint named seven additional defendants (all of which were manufacturers of cellular phones) and added two new plaintiffs. The two new plaintiffs (Messrs. Crist and Pogue) also claimed personal injury, alleging that use of portable cellular phones had aggravated pre-existing brain cancers. Crist's personal injury claim was against Motorola alone while that of Pogue was against another defendant alone. In September 1993, the court dismissed all claims except those of Crist and Pogue. The plaintiffs have appealed this decision to the Illinois Court of Appeal. Subsequently, the court denied the motion of Crist and Pogue for class status and transferred the case from the equity division to the law division. After the transfer, the court severed the cases. Crist's claim for individual economic injury and for personal injury (for aggravation of a pre-existing cancer) is pending against Motorola alone, and there are no other parties associated with the case.

The information contained in Motorola Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Matters" and in Note 6 of the Notes to Consolidated Financial Statements under the caption "Environmental and Legal" in Motorola's 1993 Annual Report to Stockholders is incorporated herein by reference.

Motorola is a defendant in various other suits, claims and investigations which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters, including those matters described above in this Item 3, will not have a material adverse effect on the business or financial position of Motorola.

Item 4:  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Following are the persons who were the executive officers of Motorola as of December 31, 1993, their ages as of December 31, 1993 and their current titles and positions held during the last five years:

Gary L. Tooker; age 54; Vice Chairman of the Board and Chief Executive Officer since December 1993; President and Acting Chief Executive Officer from October 1993 to December 1993; President and Chief Operating Officer from January 1990 to October 1993; and Chief Operating Officer and Senior Executive Vice President from January 1988 to January 1990.

Christopher B. Galvin; age 43; President and Chief Operating Officer since December 1993; Senior Executive Vice President and Assistant Chief Operating Officer from January 1990 to December 1993; Executive Vice President and Chief Corporate Staff Officer from May 1989 to January 1990; and Senior Vice President and Chief Corporate Staff Officer from January 1988 to May 1989.

Robert W. Galvin; age 71; Chairman of the Executive Committee of the Board of Directors since January 1990; and Chairman of the Board of Directors from November 1959 to January 1990.

John F. Mitchell; age 65; Vice Chairman of the Board and Officer of the Board since January 1988.

Keith J. Bane; age 54; Senior Vice President and Motorola Director of Strategy, Technology and External Relations since October 1993; and Senior Vice President and Motorola Director of Strategy from November 1988 to October 1993.

Arnold S. Brenner; age 56; Executive Vice President and General Manager, Japan Group since November 1988; and Senior Vice President and General Manager, Japan Operations from January 1988 to November 1988.

James Donnelly; age 54; Executive Vice President and Motorola Director of Human Resources (name changed from Personnel to Human Resources in 1993) since December 1987.

Thomas D. George; age 53; Executive Vice President, and President and General Manager, Semiconductor Products Sector since April 1993; Executive Vice President and Assistant General Manager, Semiconductor Products Sector from November 1992 to April 1993; and Senior Vice President and Assistant General Manager, Semiconductor Products Sector from July 1986 to November 1992.

Robert L. Growney; age 51; Executive Vice President and President and General Manager, Messaging, Information and Media Sector since January 1994; Executive Vice President and General Manager, Paging and Wireless Data Group from September 1992 to January 1994; Senior Vice President and General Manager, Paging and Telepoint Systems Group from January 1991 to September 1992; Senior Vice President and General Manager, Radio Technologies Group, Communications Sector from May 1989 to January 1991; and Corporate Vice President and General Manager, Radio Technologies Group, Communications Sector from September 1987 to May 1989.

David W. Hickie; age 60; Mr. Hickie retired as an officer of the Company in December 1993; he was formerly Executive Vice President and Chief Corporate Staff Officer from November 1990 to December 1993; Senior Vice President and Chief Corporate Staff Officer from May 1990 to November 1990; and Senior Vice President and Assistant Chief Financial Officer from November 1985 to May 1990.

Carl F. Koenemann; age 55; Executive Vice President and Chief Financial Officer since December 1991; Senior Vice President and Assistant Chief Financial Officer from May 1990 to December 1991; Corporate Vice President and Assistant Chief Financial Officer from January 1990 to May 1990; and Corporate Vice President and Director of Finance, General Systems Group, from May 1987 to January 1990.

James A. Norling; age 51; Executive Vice President, and President, Motorola Europe, Middle East and Africa since April 1993; Executive Vice President, and President and General Manager, Semiconductor Products Sector from December 1989 to April 1993; and Executive Vice President and General Manager, Semiconductor Products Sector from July 1986 to December 1989.

Edward F. Staiano; age 57; Executive Vice President, and President and General Manager, General Systems Sector since December 1989; and Executive Vice President and General Manager, General Systems Group from December 1987 to December 1989.

Morton L. Topfer; age 57; Executive Vice President, and President and General Manager, Land Mobile Products Sector since August 1991; Senior Vice President, and President and General Manager, Land Mobile Products Sector from December 1990 to August 1991; and Senior Vice President and Assistant General Manager, Communications Sector from December 1987 to December 1990.

Frederick T. Tucker; age 53; Executive Vice President and General Manager, Automotive, Energy and Controls Group (name changed from Automotive and Industrial Electronics Group in 1993) since September 1992; Senior Vice President and General Manager, Automotive and Industrial Electronics Group from April 1988 to September 1992; and Corporate Vice President and Assistant General Manager, Automotive and Industrial Electronics Group from January 1987 to April 1988.

Richard H. Weise; age 58; Senior Vice President, General Counsel and Secretary since November 1985.

David G. Wolfe; age 58; Executive Vice President and General Manager, Government and Systems Technology Group (name changed from Government Electronics Group in
1992) since November 1990; and Senior Vice President and General Manager, Government Electronics Group from January 1988 to November 1990.

Richard W. Younts; age 54; Executive Vice President and Corporate Executive Director International-Asia and Americas since December 1993; Senior Vice President and Corporate Executive Director, International-Asia and Americas from July 1991 to December 1993; Senior Vice President and President, Nippon Motorola Ltd., Japanese Group from May 1991 to July 1991; and Corporate Vice President and President, Nippon Motorola Ltd. from August 1987 to May 1991.

The above executive officers, with the exception of Mr. Hickie, will serve as officers of Motorola until the regular meeting of the Board of Directors in May 1994 or until their respective successors shall have been elected. Christopher
B. Galvin is a son of Robert W. Galvin. There is no family relationship between any of the other executive officers listed above.

                                     PART II

Item 5:   Market for Registrant's Common Equity and Related
          Stockholder Matters

Motorola's Common Stock is listed on the New York, Chicago, London and Tokyo Stock Exchanges. The remainder of the response to this Item is incorporated by reference to the information under the caption "Quarterly and Other Financial Data" of Motorola's 1993 Annual Report to Stockholders.

Item 6:   Selected Financial Data

The response to this Item is incorporated by reference to the information under the caption "Five Year Financial Summary" of Motorola's 1993 Annual Report to Stockholders.

Item 7:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The response to this Item is incorporated by reference to the information under the captions "Financial Review", "Financial Results" and "Review of Operations" of Motorola's 1993 Annual Report to Stockholders.

Item 8:   Financial Statements and Supplementary Data

The response to this Item is incorporated by reference to the information under the captions "Management's Responsibility For Financial Statements", "Independent Auditors' Report", "Statements of Consolidated Earnings", "Statements of Consolidated Stockholders' Equity", "Consolidated Balance Sheets", "Statements of Consolidated Cash Flows", "Supplemental Cash Flow Information", "Notes to Consolidated Financial Statements", "Quarterly and Other Financial Data" and "Five Year Financial Summary" of Motorola's 1993 Annual Report to Stockholders.


Item 9:   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

None.

PART III

Item 10:  Directors and Executive Officers of the Registrant

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption "Nominees" on pages 2 through 11 of Motorola's Proxy Statement for the 1994 annual meeting of stockholders and with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant". The response to this Item required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Security Ownership of Management of the

Company" on page 18 of Motorola's Proxy Statement for the 1994 annual meeting of stockholders.


Item 11:  Executive Compensation

The response to this Item is incorporated by reference to the information under the captions "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 14, 15 and 16 of Motorola's Proxy Statement for the 1994 annual meeting of stockholders and "Summary Compensation Table," "Stock Option Grants in 1993," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Pension and Supplementary Retirement Plans," and "Other Policies and Agreements" on pages 19 through 23 of Motorola's Proxy Statement for the 1994 annual meeting of stockholders.


Item 12:  Security Ownership of Certain Beneficial Owners and
          Management

The response to this Item is incorporated by reference to the information under the caption "Security Ownership of Management of the Company" on pages 17 and 18 of Motorola's Proxy Statement for the 1994 annual meeting of stockholders.


Item 13:  Certain Relationships and Related Transactions

The response to this Item is incorporated by reference to the information under the captions "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" on pages 14, 15 and 16 of Motorola's Proxy Statement for the 1994 annual meeting of stockholders.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)  1.   Financial Statements

          See Part II, Item 8 hereof.

     2.   Financial Statement Schedules and Auditors' Report

          TITLE                                        SCHEDULE

          Property, Plant  and Equipment. . . . . . . . .V
          Accumulated Depreciation of Property,
               Plant and Equipment. . . . . . . . . . . .VI
          Valuation and Qualifying Accounts. . . . . . ..VIII
          Short-term Borrowings. . . . . . . . . . . . . IX

All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto. The auditors' report of KPMG Peat Marwick with respect to the Financial Statement Schedules is located at page 31.


     3.   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the
Exhibit Index attached hereto, which is incorporated herein by this reference. Following is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this form by Item 14(c) hereof:

     Motorola Executive Incentive Plan ("MEIP")
     Share Option Plan of 1982
     Share Option Plan of 1991
     Motorola Long Range Incentive Plan of 1994
     Motorola Elected Officers Supplementary Retirement Plan
     Officers Supplemental Medical Plan
     Accidental Death and Dismemberment Insurance for MEIP

        Participants
     Arrangement for Directors' Fees
     Retirement Plan for Non-employee Directors
     Deferred Fee Plan for Outside Directors
     Officers' Group Life Insurance Policy
     Consultant Agreements with William J. Weisz, John T. Hickey,
        Gardiner L. Tucker, Donald R. Jones and Erich Bloch
     Form of Termination Agreement
     Policy Protecting Salary and Medical Benefits
     Insurance Policy for Non-employee Directors

(b) Reports on Form 8-K. Motorola filed no reports on Form 8-K during the last quarter of 1993.

(c)  Exhibits      See Item 14(a)3 above.

KPMG Peat Marwick

Certified Public Accountants

Peat Marwick Plaza
303 East Wacker Drive
Chicago, IL 60601-9973


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
of Motorola, Inc.:


Under date of January 13, 1994, we reported on the consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Part IV,
Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                   /s/  KPMG Peat Marwick

January 13, 1994

                         Motorola, Inc. and Subsidiaries         Schedule V

                          Property, Plant and Equipment
                       Three Years Ended December 31, 1993
                                  (In millions)


- -----------------------------------------------------------------------------------------------------------------------------------

Column A            Column B       Column C       Column D       Column E       Column F
- ------------------------------------------------------------------------------------------------------------------------------------
                    Balance at                                                  Balance
                    beginning      Additions                     Other changes  at end
Classification      of period      at cost        Retirements    add (deduct)   of period
- -----------------------------------------------------------------------------------------------------------------------------------
1993
- ----
Land                $  115         $    35        $  10          $  11  (2)     $   151

Buildings            2,185             324           24            (29) (1)       2,475
                                                                    19  (2)

Machinery            5,476           1,770          266            (395)(1)       6,690
                                                                    105 (2)

Equipment leased       403              58           51             (17)(1)         390
 to others                                                           (3)(2)
                    -------        --------       -------        --------       --------

                    $8,179         $2,187         $ 351          $ (309)        $ 9,706
                    -------        --------       -------        --------       --------
                    -------        --------       -------        --------       --------

(1)  Fully depreciated assets
(2)  Miscellaneous adjustments

                         Motorola, Inc. and Subsidiaries         Schedule V

                       Three Years Ended December 31, 1993
                                  (In millions)

- -----------------------------------------------------------------------------------------------------------------------------------

     Column A       Column B       Column C       Column D       Column E       Column F
- ------------------------------------------------------------------------------------------------------------------------------------

                    Balance at                                                  Balance
                    beginning      Additions                     Other changes  at end
Classification      of period      at cost        Retirements    add (deduct)   of period
- ------------------------------------------------------------------------------------------------------------------------------------
1992
- ----
Land                $  117         $    1         $ ---          $  (3) (2)     $  115

Buildings            1,993            243            23            (20) (1)      2,185
                                                                    (8) (2)

Machinery            4,864          1,143           194           (345) (1)      5,476
                                                                     8  (2)

Equipment leased       415             55            37            (22) (1)        403
   to others                                                        (8) (2)
                    -------        -------        -------        -------        -------

                    $7,389         $1,442          $254          $(398)         $8,179
                    -------        -------        -------        -------        -------
                    -------        -------        -------        -------        -------


(1)  Fully depreciated assets
(2)  Miscellaneous adjustments

                         Motorola, Inc. and Subsidiaries         Schedule V

                    Property, Plant and Equipment (continued)
                       Three Years Ended December 31, 1993
                                  (In millions)

- -----------------------------------------------------------------------------------------------------------------------------------

     Column A       Column B       Column C       Column D       Column E       Column F
- ------------------------------------------------------------------------------------------------------------------------------------
                    Balance at                                                  Balance
                    beginning      Additions                     Other changes  at end
Classification      of period      at cost        Retirements    add (deduct)   of period
- -----------------------------------------------------------------------------------------------------------------------------------
1991
- ----

Land                $  116         $     6        $  2           $  (3)(2)      $  117

Buildings            1,771             268          23             (22)(1)       1,993
                                                                    (1)(2)

Machinery            4,257           1,043         202            (252)(1)       4,864
                                                                    18 (2)

Equipment leased       415              70          46             (16)(1)         415
 to others                                                          (8)(2)
                    -------        --------       -------        ------         -------

                    $6,559         $1,387         $273           $(284)         $7,389
                    -------        -------        ------        -------         -------
                    -------        -------        ------        -------         -------

(1)  Fully depreciated assets
(2)  Miscellaneous adjustments

                         Motorola, Inc. and Subsidiaries         Schedule VI

            Accumulated Depreciation of Property, Plant and Equipment
                       Three Years Ended December 31, 1993
                                  (In millions)


- -----------------------------------------------------------------------------------------------------------------------------------

     Column A       Column B       Column C       Column D       Column E       Column F
- ------------------------------------------------------------------------------------------------------------------------------------
                    Balance at     Additions                                    Balance
                    beginning   charged to costs                 Other changes   at end
Classification      of period      & expenses     Retirements    add (deduct)   of period
- -----------------------------------------------------------------------------------------------------------------------------------


1993
- ----

Buildings           $  644         $  126         $ 14           $ (29) (1)     $  733
                                                                     6  (2)

Machinery            2,752            995          189            (395) (1)      3,225
                                                                    62  (2)

Equipment leased       207             49           40             (17) (1)        202
 to others
                                                                     3  (2)
                    -------        -------        ------         -------        -------

                    $3,603         $1,170         $243           $(370)         $4,160
                    -------        -------        ------         -------        -------
                    -------        -------        ------         -------        -------


(1)  Fully depreciated assets
(2)  Miscellaneous adjustments


                         Motorola, Inc. and Subsidiaries         Schedule VI

      Accumulated Depreciation of Property, Plant and Equipment (continued)
                       Three Years Ended December 31, 1993
                                  (In millions)


- -----------------------------------------------------------------------------------------------------------------------------------
     Column A       Column B       Column C       Column D       Column E       Column F
- ------------------------------------------------------------------------------------------------------------------------------------

                    Balance at     Additions                                    Balance
                    beginning   charged to costs                 Other changes  at end
Classification      of period      & expenses     Retirements    add (deduct)   of period
- -----------------------------------------------------------------------------------------------------------------------------------

1992
- ----

Buildings           $  571         $  113         $ 13           $ (20) (1)     $  644
                                                                    (7) (2)

Machinery            2,405            835          141            (345) (1)      2,752
                                                                    (2) (2)

Equipment leased       219             52           32             (22) (1)        207
 to others                                                         (10) (2)
                    -------        -------        ------         -------        -------

                    $3,195         $1,000         $186           $(406)         $3,603
                    ------         ------         ------         -------        -------
                    ------         ------         ------         -------        -------


(1)  Fully depreciated assets
(2)  Miscellaneous adjustments


                         Motorola, Inc. and Subsidiaries         Schedule VI

                       Three Years Ended December 31, 1993
                                  (In millions)


- -----------------------------------------------------------------------------------------------------------------------------------

     Column A       Column B       Column C       Column D       Column E       Column F
- ------------------------------------------------------------------------------------------------------------------------------------

                    Balance at     Additions                                    Balance
                    beginning   charged to costs                 Other changes  at end
Classification      of period      & expenses     Retirements    add (deduct)   of period
- -----------------------------------------------------------------------------------------------------------------------------------
1991
- ----

Buildings           $  508         $ 98           $  9           $ (22) (1)     $  571
                                                                    (4) (2)

Machinery            2,051          724            157            (252) (1)      2,405
                                                                    39  (2)

Equipment leased       222           64             41             (16) (1)        219
   to others                                                       (10) (2)
                    -------        -------        ------         ------         -------
                    $2,781         $886           $207           $(265)         $3,195
                    -------        -------        ------         -------        -------
                    -------        -------        ------         -------        -------



(1)  Fully depreciated assets
(2)  Miscellaneous adjustments


                         Motorola, Inc. and Subsidiaries         Schedule VIII

                        Valuation and Qualifying Accounts
                       Three Years Ended December 31, 1993
                                  (In millions)

- -----------------------------------------------------------------------------------------------------------------------------------
Column A                           Column B         Column C                         Column D       Column E
- -----------------------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                   Balance at       --------------------------------                  Balance
                                   beginning        Charged to           Charged to                    at end
                                   of period      costs & expenses    other accounts Deductions     of period
- -----------------------------------------------------------------------------------------------------------------------------------
1993
- ----

Allowance for doubtful accounts    $  69          $ 54                     --        $  32  (1)     $  91

Product and service warranties       117           110                     --           61  (2)       166

1992
- ----
Allowance for doubtful accounts    $ 79           $ 20                     --        $  30  (1)     $  69

Product and service warranties       92             64                     --           39  (2)       117

1991
- ----
Allowance for doubtful accounts    $ 68           $ 43                     --        $  32  (1)     $  79

Product and service warranties       73            110                     --            91 (2)     92



(1)  Uncollectible accounts written off
(2)  Warranty claims paid


                         Motorola, Inc. and Subsidiaries         Schedule IX

                              Short-term Borrowings
                       Three Years Ended December 31, 1993
                                  (In millions)

- -----------------------------------------------------------------------------------------------------------------------------------
Column A            Column B       Column C       Column D       Column E       Column F
- -----------------------------------------------------------------------------------------------------------------------------------

                                   Weighted       Maximum        Average        Weighted
Category of                        average        amount         amount         average
 aggregate          Balance     interest rate     outstanding    outstanding    interest rate
short-term          at end of      at end of      during the     during the     during the
borrowings          period         period         period         period (1)     period (1)
- -----------------------------------------------------------------------------------------------------------------------------------
1993
- ----

Banks and other     $ 97           6.5%           $ 343          $ 179           7.7%

Commercial paper     293           3.3%             456            308           3.2%

1992
- ----

Banks and other     $103           9.7%           $ 157          $ 120           8.6%

Commercial paper     325           3.5%             517            511           3.7%

1991
- ----

Banks and other     $ 70           10.8%          $ 269          $ 198           9.1%

Commercial paper     703            4.8%            937            870           5.8%


(1) Computed on a daily average basis for domestic borrowings and on a month end basis for foreign borrowings.


KPMG Peat Marwick

Certified Public Accountants

Peat Marwick Plaza
303 East Wacker Drive
Chicago, IL 60601-9973


                 CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
of Motorola, Inc.:


We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-40876 and 33-58714) and Form S-3 (Nos. 33-30662, 33-55080, 33-59252 and 33-50207) of Motorola,
Inc. and consolidated subsidiaries of our reports dated January 13, 1994, relating to the consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1993 and 1992 and the related statements of consolidated earnings, stockholders' equity, and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1993, which reports appear in or are incorporated by reference in the Annual Report on Form 10-K of Motorola, Inc. for the year ended December 31, 1993.

                                   /s/  KPMG Peat Marwick

March 22, 1994

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 10, 1994
                              MOTOROLA, INC.


                              By:  /s/  Gary L. Tooker
                                 -----------------------------
                                   Gary L. Tooker
                                   Vice Chairman of the Board
                                   and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.


     SIGNATURE                TITLE                    DATE
     ---------                -----                    ----

 /s/  Gary L. Tooker          Director and Principal   3/10/94
- -------------------------     Executive Officer
Gary L. Tooker


 /s/  Carl F. Koenemann       Principal Financial      3/10/94
- --------------------------    Officer
Carl F. Koenemann


 /s/  Kenneth J. Johnson      Principal Accounting     3/11/94
- ---------------------------   Officer
Kenneth J. Johnson

     SIGNATURE                TITLE                    DATE
     ---------                -----                    ----

/s/  Erich Bloch              Director                 3/12/94
- --------------------------
Erich Bloch


/s/  David R. Clare           Director                 3/10/94
- --------------------------
David R. Clare


/s/  Wallace C. Doud          Director                 3/10/94
- --------------------------
Wallace C. Doud


/s/  Christopher B. Galvin    Director                 3/10/94
- --------------------------
Christopher B. Galvin


/s/  Robert W. Galvin         Director                 3/11/94
- --------------------------
Robert W. Galvin


/s/  John T. Hickey           Director                 3/10/94
- --------------------------
John T. Hickey


/s/  Anne P. Jones            Director                 3/13/94
- --------------------------
Anne P. Jones


/s/  Donald R. Jones          Director                 3/21/94
- --------------------------
Donald R. Jones


/s/  Walter E. Massey         Director                 3/13/94
- --------------------------
Walter E. Massey

     SIGNATURE                TITLE                    DATE
     ---------                -----                    ----

/s/  John F. Mitchell
- ------------------------      Director                 3/22/94
John F. Mitchell


/s/  Thomas J. Murrin         Director                 3/12/94
- --------------------------
Thomas J. Murrin


/s/  Samuel C. Scott III      Director                 3/10/94
- ---------------------------
Samuel C. Scott III


/s/  Gardiner L. Tucker       Director                 3/12/94
- --------------------------
Gardiner L. Tucker


/s/  William J. Weisz         Director                 3/16/94
- --------------------------
William J. Weisz


                              Director                 3/  /94
- --------------------------
B. Kenneth West

                          EXHIBIT INDEX

EXHIBIT NO.                   EXHIBIT
- -----------                   -------

3(i) Restated Certificate of Incorporation of Motorola, Inc.,including Certificate of Designations for Junior Participating Preferred Stock, Series A (incorporated by reference to Exhibit 3(i)(b) to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 1993).

3(ii) By-Laws of Motorola, Inc., revised as of February 1, 1994.

4.1   Rights Agreement dated November 9, 1988 (incorporated by reference to
      Exhibit 4.1 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

4.2 Amendment to Rights Agreement dated August 7, 1990 (incorporated by reference to Exhibit 2 to Motorola's Form 8 dated August 9, 1990 amending Motorola's Registration Statement on Form 8-A dated November 15, 1988).

4.3 Amendment No. 2 on Form 8 dated December 2, 1992 amending Motorola's Registration Statement on Form 8-A dated November 15, 1988 (incorporated by reference to Motorola's Form 8 dated December 2, 1992).

4.3(a)Amendment No. 3 on Form 8-A/A dated February 28, 1994 amending
      Motorola's Registration Statement on Form 8-A dated November 15, 1988 (incorporated by reference to Motorola's Amendment No. 3 Form 8-A/A dated February 28, l994).

4.4  LYONs Indenture dated September 1, 1989 (incorporated by reference to
     Exhibit 4.1 to Motorola's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

EXHIBIT NO.                   EXHIBIT
- ----------                    -------

4.5 Indenture dated as of March 15, 1985 between Motorola, Inc. and Harris Trust and Savings Bank, as Trustee, and specimen of 8.40% Debentures due August 5, 2031 under the Indenture (incorporated by reference to Exhibits 4(C) and 4(B), respectively, to Motorola's Current Report on Form 8-K dated August 12, 1991).

4.6 Indenture dated as of October 1, 1991 between Motorola, Inc. and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit
      4.5 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

4.7   Specimen of 7.60% Notes due January 1, 2007 (incorporated by reference to
      Exhibit 4.6 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

4.8   Specimen of 6 1/2% Notes due March 1, 2008 (incorporated by reference to
      Exhibit 4(B) to Motorola's Current Report on Form 8-K dated
      March 1, 1993).

4.9   LYONs Indenture dated September 1, 1993 (incorporated by reference to
      Exhibit 4(v) to Motorola's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993.

10.1  Motorola Executive Incentive Plan, as amended through November 23, 1993.

10.2  Motorola Long Range Incentive Plan of 1994.

10.3 Share Option Plan of 1982, as amended through March 24, 1992 (incorporated by reference to Exhibit 10.3 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.2(a) to Motorola's Annual Report on Form 10-K for the

EXHIBIT NO.                   EXHIBIT
- -----------                   -------

      fiscal year ended December 31, 1991 and Exhibit 10.3 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.4  Share Option Plan of 1991, as amended through December 16, 1993.

10.5 Motorola Elected Officers Supplementary Retirement Plan, as amended through June 21, 1993.

10.6  Officers supplemental medical plan (incorporated by reference to Exhibit
      10.6 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.7 Accidental death and dismemberment insurance for MEIP participants (incorporated by reference to Exhibit 10.7 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.8 Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from page 14 of Motorola's Proxy Statement for the 1994 annual meeting of stockholders).

10.9  Deferred Fee Plan for Outside Directors (incorporated by reference to
      Exhibit 10.10 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1986).

10.10 Officers' Group Life Insurance Policy (incorporated by reference to
      Exhibit 10.10 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.11 Consultant Agreement dated February 15, 1994 between Motorola, Inc. and William J. Weisz.

EXHIBIT NO.                   EXHIBIT
- -----------                   --------

10.12 Consultant Agreement dated January 27, 1994 between Motorola, Inc. and John T. Hickey.

10.13 Consultant Agreement dated January 27, 1994 between Motorola, Inc. and Dr. Gardiner L. Tucker.

10.14 Consultant Agreement dated January 27, 1994 between Motorola, Inc. and Donald R. Jones.

10.15 Consultant Agreement dated January 27, 1994 between Motorola, Inc. and Erich Bloch.

10.16 Form of Termination Agreement in respect of a change in control (incorporated by reference to Exhibit 10.15 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

10.17 Policy protecting salary and medical benefits of employees in the event of an unsolicited change in control (incorporated by reference to Exhibit
      10.16 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.18 Insurance policy covering non-employee Directors (incorporated by reference to Exhibit 10.16 to Motorola's Annual Report on Form 10-K for
     the fiscal year ended December 31, 1989).

10.19 Iridium Space System Contract between Motorola, Inc. and Iridium, Inc., as amended to date, and Iridium Communications Systems Operations and Maintenance Contract between Motorola, Inc. and Iridium, Inc., as amended to date (incorporated by reference to Exhibits 99.2 and 99.3, respectively, to Motorola's Current Report on Form 8-K dated
      August 2, 1993.

11    Primary and Fully Diluted Earnings Per Common and Common Equivalent
      Share.

11.1 Pro Forma Primary and Fully Diluted Earnings Per Common and Common Equivalent Share Giving Retroactive Effect to the March 15, 1994 Two-for-One Stock Split.

13   Portions of Motorola's 1993 Annual Report to Stockholders.

EXHIBIT NO.                   EXHIBIT
- -----------                   -------

21              Subsidiaries of Motorola.

23 Consent of KPMG Peat Marwick. See page 40 of the Annual Report on Form 10-K of which this Exhibit Index is a part.