Form 10-Q
period 1994-04-02
MOTOROLA INC
filed 1994-05-11
CIK 68505

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                          FORM 10-Q

                         (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the period ending April 2, 1994

                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from     __________ to _________

Commission file number:         1-7221

                       MOTOROLA, INC.
   (Exact name of registrant as specified in its charter)

Delaware                      36-1115800
(State of Incorporation)      (I.R.S. Employer Identification No.)

     1303 E. Algonquin Road, Schaumburg, Illinois  60196
    (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (708) 576-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [X]   No   [ ]

     The number of shares outstanding, adjusted for the 2-for-1 stock split, payable April 18, 1994 to stockholders of record as of March 15, 1994, of each of the issuer's classes of common stock, as of the close of business on April 2, 1994:

             Class                 Number of Shares

      Common Stock; $3 Par Value     558,457,255



        Motorola, Inc. and Consolidated Subsidiaries
                            Index

Part I

  Financial Information                               Page

  Item 1  Financial Statements

          Statements of Consolidated Earnings
          Three-Month Periods ended
          April 2, 1994 and April 3, 1993               3

          Condensed Consolidated Balance Sheets
          April 2, 1994 and December 31, 1993           4

          Statements of Condensed Consolidated Cash Flows
          Three-Month Periods ended
          April 2, 1994 and April 3, 1993               5

          Notes to Condensed Consolidated Financial
          Statements                                    6

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations 8

Part II

  Other Information

  Item 1  Legal Proceedings                            12

  Item 2  Changes in Securities                        12

  Item 4  Submission of Matters to a Vote of Security
          Holders                                      12

  Item 6  Exhibits and Reports on Form 8-K             13

               Part I - Financial Information
        Motorola, Inc. and Consolidated Subsidiaries
             Statements of Consolidated Earnings
                         (Unaudited)
           (In millions, except per share amounts)


                                             Three Months Ended
                                              April 2,  April 3,
                                               1994        1993

Net sales                                     $ 4,693   $ 3,626

Costs and expenses
  Manufacturing and other costs of sales        2,908     2,235
  Selling, general and
    administrative expenses                       986       797
  Depreciation expense                            310       258
  Interest expense, net                            37        36
    Total costs and expenses                    4,241     3,326
Earnings before income taxes                      452       300
Income taxes provided on earnings                 154        96
Net earnings                                  $   298   $   204

Net earnings per common and common equivalent share (1,2)

  Fully diluted:
    Net earnings per common and common
      equivalent share                           $  1.03 $  0.72
    Average common and common equivalent shares
      outstanding, fully diluted (in millions)     294.7   287.9

(1) Before 2-for-1 stock split payable in the form of a 100 percent stock dividend on April 18, 1994. After the stock split, fully diluted earnings per common and common equivalent share in the first quarter was 51 cents in 1994 and 36 cents in 1993.

(2) Primary net earnings per common and common equivalent share for the first quarters ended April 2, 1994 and April 3, 1993 before the 2-for-1 stock split payable April 18, 1994 was $1.03 and 73 cents, respectively, and after the stock split was 51 cents and 36 cents, respectively. Average primary common and common equivalent shares outstanding for the quarters ended April 2, 1994 and April 3, 1993 before the 2-for-1 stock split payable April 18, 1994 were 294.7 million and
    287.7 million, respectively.

See accompanying notes to condensed consolidated financial statements.

        Motorola, Inc. and Consolidated Subsidiaries
            Condensed Consolidated Balance Sheets
                         (Unaudited)
                        (In millions)

                                            April 2,   December 31,
                                               1994       1993
     Assets
Cash and cash equivalents                     $   728  $   886
Short-term investments                            330      358
Accounts receivable, less allowance for
  doubtful accounts (1994, $91; 1993, $91)      2,678     2,476
Inventories                                     2,211     1,864
Other current assets                            1,214     1,129
  Total current assets                          7,161     6,713
Property, plant and equipment, less
  accumulated depreciation
(1994, $4,409; 1993, $4,160)                    5,716     5,547
Other assets(1)                                 1,424     1,238

  Total Assets                                $14,301   $13,498

     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                              $   809   $   555
Accounts payable                                1,333     1,338
Accrued liabilities                             2,695     2,496
  Total current liabilities                     4,837     4,389
Long-term debt                                  1,373     1,360
Other liabilities                               1,329     1,340
Stockholders' equity (1)                        6,762     6,409

  Total liabilities and stockholders' equity  $14,301   $13,498

(1)  The Company adopted SFAS #115, "Accounting for Certain
    Investments in Debt and Equity Securities", which increased other assets and stockholders' equity by immaterial amounts.

See accompanying notes to condensed consolidated financial statements.

        Motorola, Inc. and Consolidated Subsidiaries
       Statements of Condensed Consolidated Cash Flows
                         (Unaudited)
                        (In millions)

                                            Three Months Ended
                                             April 2,  April 3,
                                              1994       1993

Net cash provided by operations            $    82   $   380

Investing

  Payments for property, plant and equipment  (480)      (325)
  Decrease in short-term investments            28          1
  Other investing activities                   (39)       (49)

  Net cash used for investing activities      (491)      (373)

Financing

  Increase (decrease) in notes payable and
    current portion of long-term debt          254        (80)
  Increase in long-term debt                    14        147
  Payment of dividends to stockholders         (31)       (30)
  Other financing activities                    14         73

  Net cash provided by financing activities    251        110

Increase (decrease) in cash and
  cash equivalents                         $  (158)   $   117

See accompanying notes to condensed consolidated financial statements.

        Motorola, Inc. and Consolidated Subsidiaries
    Notes to Condensed Consolidated Financial Statements
                         (Unaudited)

1.  Basis of Presentation

   The Condensed Consolidated Balance Sheet as of April 2, 1994, the Statements of Consolidated Earnings for the three-month periods ended April 2, 1994 and April 3, 1993, and the Statements of Condensed Consolidated Cash Flows for the three-month periods ended April 2, 1994 and April 3, 1993 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 2, 1994 and for all periods presented, have been made.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 annual report to stockholders. The results of operations for the three-month period ended April 2, 1994 are not necessarily indicative of the operating results for the full year.

   Motorola adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994, which increased Other Assets and Stockholders' Equity on Motorola's unaudited condensed consolidated balance sheet at April 2, 1994 by immaterial amounts. Investments in debt and equity securities are reported at fair value, except for debt securities the Company intends to hold to maturity which are stated at cost. Fair values are estimated based on quoted market prices and interest rates as of the balance sheet date.

2.  Inventories

   Inventories consist of the following:
                                            April 2,  Dec. 31,
                                             1994       1993

   Finished goods                           $   714   $   584
   Work in process and productions materials  1,497     1,280
                                            $ 2,211   $ 1,864

3.  Income Taxes

   The Internal Revenue Service (IRS) has examined the federal income tax returns for Motorola, Inc. through 1985 and the returns have been settled through 1983. In connection with the audits for the years 1984 through 1987, the IRS has proposed adjustments to the Company's income and tax credits for those years which would result in substantial additional tax. The Company disagrees with most of the proposed adjustments and is contesting them. In the opinion of the Company's management, the final disposition of these matters, and proposed adjustments from other tax authorities, will not have a material adverse effect on the consolidated business or financial position of the Company.

4.  Supplemental Cash Flows Information

   Cash payments for income taxes were $169 million during the first three months of 1994 and $43 million for the same period a year earlier. Cash payments for interest expense (net of amount capitalized) were $38 million and $36 million, for the first three-month periods of 1994 and 1993, respectively.

        Motorola, Inc. and Consolidated Subsidiaries
            Management's Discussion and Analysis
      of Financial Condition and Results of Operations

This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial position and results of operations: from Motorola, Inc.'s 1993 Annual Report to Stockholders, the Letter to Stockholders - Financial Results paragraph on page 2, the Review of Operations section on pages 18 through 21, the Financial Review section on pages 22 through 24, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, pages 26 through 37; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending April 2, 1994, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 7.

Motorola, Inc. reported higher sales and earnings for the first quarter of 1994. Sales rose to $4.69 billion in the first quarter of 1994, up 29.4 percent from $3.63 billion a year earlier. Earnings were $298 million, compared with $204 million in the same period a year earlier. Primary and fully diluted net earnings per common and common equivalent share for the first quarter of 1994 were $1.03, before the 2-for-1 stock split payable in the form of a 100 percent stock dividend on April 18, 1994, to stockholders of record as of March 15, 1994, and $.51 after the stock split. In the same period a year earlier, primary earnings per common and common equivalent share was $.73 before the 2-for-1 stock split, and $.36 after the stock split; and, fully diluted net earnings per common and common equivalent share was $.72 before the 2-for-1 stock split and $.36 after the stock split. Motorola's net margin on sales (net earnings divided by net sales) during the first quarter of 1994 was 6.4 percent compared to 5.6 percent a year earlier

Motorola's manufacturing and other costs of sales during the first quarter of 1994 and 1993 were $2.91 billion, 62.0 percent of net sales, and $2.24 billion, 61.6 percent of net sales, respectively. Motorola's wireless communications businesses have been attracting significant price competition for some time, which is expected to continue. Motorola intends to protect and, if possible, improve its market share in these businesses by utilizing its high volume manufacturing capabilities. This may also mean tolerating lower gross margins per unit. It is management's current intention to budget selling, general and administrative expense in line with this strategy.

Motorola's selling, general and administrative expenses during the first quarter of 1994 were $986 million, 21.0 percent of sales, versus $797 million, 22.0 percent of sales, a year ago. Included within these expenses for the first quarter of 1994 was a higher level of expenses for unique transactions, which included expenses pertaining to a technology dispute and certain employee benefit programs. Charges for these expenses, or other expenses, have been incurred in varying degrees in most years and will likely continue. Motorola's selling, general and administrative expenses during the quarter also included a foreign exchange loss, in comparison to a slight foreign exchange gain in the year-earlier period.

Motorola adopted Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994, which increased Other Assets and Stockholders' Equity on Motorola's unaudited condensed consolidated balance sheet at April 2, 1994 by immaterial amounts.

Inventories at April 2, 1994 increased by 18.6 percent or $347 million, compared to inventories at December 31, 1993. The Government Systems and Technology Group was a primary contributor to the increase in inventory due to material requirements for the Iridium (TM/SM) global personal communications system. In addition, a group within Motorola's General System Sector increased inventory for certain wireless products in order to improve responsiveness to customer orders. Motorola's internal consumption of some of its products, generally semiconductors, crystals, ceramic filters and batteries, also grew in the first quarter of 1994. Because of this growth, a larger amount of these products remained in the inventory of Motorola's wireless businesses than had previously been experienced.

Motorola's Semiconductor Product Sector continues to experience limits on the amount of orders it can accept for certain types of products, due to capacity constraints.
These constraints may also restrict Motorola's ability to ship cellular telephones and certain other products. If customer demand for semiconductors and wireless communications products remains strong, Motorola does not expect that these capacity constraints will ease until its new wafer fabrication capacity becomes available. This is not expected to occur until late 1994.

Orders for the Company's products are used to plan its future production needs. Motorola has a general practice of including in its reported order growth only those contracts or commitments which are written and firm, and which it believes will result in a sale within one year. For long-term contracts, only the portion to be funded within a year generally is recorded as an order. For products and contracts involving certain new technologies, Motorola's general practice is to defer recognition of revenues and profits until technological feasibility is established or customer acceptance is obtained.

General Systems Sector's segment sales rose to $1.67 billion, an increase of 57 percent from the first quarter of 1993. Orders increased 62 percent and operating profits were higher than in the first quarter of 1993. In Japan, an agreement was reached with Nippon Idou Tsushin Corp. (IDO) to begin expanding the service area for the Motorola TACS system in the Tokyo and Nagoya areas.

Segment sales in the Semiconductor Products Sector increased 26 percent from the first quarter of 1993 to $1.62 billion, the 21st consecutive quarter of growth. Orders increased 15 percent and operating profits were higher than in the first quarter of 1993. Orders increased in all major market regions, led by the Americas and Japan, and in all four of the Sector's major product groups. Among key market segments, demand was highest in automotive, communication and computing. Distributor orders were up significantly. Construction began on a new design and development center in Sendai, Japan. The sector began production in the newly acquired wafer fabrication facility in Irvine, California.

In the Communications Segment businesses, composed of the Land Mobile Products Sector and the Paging Products and Wireless Data Groups, segment sales increased 20 percent to $1.24 billion and operating profits were higher from the first quarter of 1993. Orders increased 1 percent from the first quarter of 1993. Land Mobile Products orders were lower, as a decline in international markets more than offset an increase in the United States. Paging Products Group orders were higher, with strong order growth in the U.S., but lower international orders, due to lower orders in China. The business of the Land Mobile Products Sector is increasingly becoming focused on large system awards and their associated subscriber equipment, which increases the potential for volatility in orders from period to period.

Motorola, Clearnet, Inc. and Nextel Communications, Inc. announced the execution of an agreement in principle that would create an Enhanced Specialized Mobile Radio (ESMR) network across Canada that would use Motorola Integrated Radio System equipment. As part of this agreement, a subsidiary of Motorola would transfer its 800 MHz specialized mobile radio businesses, systems and licenses in a region of Canada to a new entity, in return for stock in that entity. A binding commitment to complete this transaction is subject to a number of significant conditions, including, among other items, agreement on definitive documents, receipt of all necessary governmental approvals and approvals by specified boards of directors and stockholders.

In the Government and Systems Technology Group, segment sales increased 10 percent from the first quarter of 1993 to $138 million, orders increased 241% from the year-earlier period and the operating loss increased. A significant portion of the order growth is attributable to the Iridium global communications system, which continued on schedule during the quarter.

In the Automotive, Energy and Controls Group, sales increased 58 percent, orders increased 60 percent and operating profits were higher from the first quarter of 1993. Results were up across all of the Group's major businesses, led by energy and component products and continued strength in automotive electronics. In the Information Systems Group, sales declined 7 percent and orders were 11 percent lower from the first quarter of 1993. An operating loss was incurred during the first quarter of 1994, versus a profit in the year-earlier period. Delays in new product introduction and competitive pricing pressures adversely affected this Group's results. The results for both of these Groups are reported as part of the "Other Products" segment.

Motorola's notes payable and current portion of its long-term debt increased to $809 million at April 2, 1994, an increase of approximately 45.8 percent from the amount at December 31, 1993, primarily due to increased capital expenditures and material requirements. Net debt to net debt plus equity (includes short-term investments categorized as cash equivalents) rose to 16.7 percent at April 2, 1994 from 11.9 percent at December 31, 1993.
During the quarter, Motorola also called its 11.5 percent
Eurodollar notes due 1997, effective May 9, 1994, at a rate of 101 percent of their principal amount. The Company's short-term credit facilities totaled $2.2 billion at April
2, 1994, of which $1.5 billion remain unused versus total short-term credit facilities at December 31, 1993 totaling
$1.9 billion of which $1.5 billion then remained unused.
Motorola's current ratio (the ratio of current assets to current liabilities) was 1.48 at April 2, 1994, compared to
1.53 at December 31, 1993.

Motorola's research and development expense was $410 million in the first quarter of 1994, compared to $344 million in the first quarter of 1993. Motorola continues to believe that a strong commitment to research and development drives long-term growth. At April 2, 1994, the Company's fixed asset expenditures for the first quarter totaled $613 million, compared to $325 million in the first quarter of 1993. The Company is currently anticipating that fixed asset and research and development expenditures incurred during 1994 could total approximately $2.9 billion, and approximately $1.7 billion, respectively; however, these amounts are only estimates, and the actual expenditures incurred may vary. Total fixed asset and research and development expenditures for the year ended December 31, 1993 were $2.1 billion and $1.5 billion, respectively.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, and notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was 15.8 percent based on the performance of the four preceding fiscal quarters ending April 2, 1994, compared with 10.8 percent based on the performance of the four preceding fiscal quarters ending April 3, 1993.

TM/SM Iridium is a trademark and service mark of Iridium, Inc.

Information by Industry Segment (Unaudited)

Summarized below are the Company's segment sales as defined by industry segment for the quarters ended April 2, 1994 and April 3, 1993:

(In millions)               Q1 1994   Q1 1993  % Change

General Systems Products     $1,667    $1,059      57
Semiconductor Products        1,615     1,282      26
Communications Products       1,242     1,031      20
Government and Systems
   Technology Products          138       125      10
Other Products                  541       408      33
Adjustments and eliminations   (510)    (279)      83
   Industry segment totals   $4,693    $3,626      29

Information for 1993 has been reclassified to reflect the realignment of various business units.

                 Part II - Other Information

Item 1 - Legal Proceedings.
There are currently five cases pending in Phoenix, Arizona arising out of alleged ground water, soil and air pollution in Phoenix and Scottsdale, Arizona. (See Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.) In Lofgren et al. v. Motorola et al., plaintiffs have dismissed, without prejudice, their class action allegations, and the Lofgren case has been consolidated with Betancourt et al. v. Motorola et al. in the Arizona Superior Court, Maricopa County. This consolidated case now involves claims for personal injury by approximately 70 individuals against Motorola and eleven other defendants. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the business or financial position of Motorola.

Item 2 - Changes in Securities.
The Company's Restated Certificate of Incorporation, which defines the rights of the holders of the Company's common stock, has been amended to increase the number of authorized shares of the Company's common stock from 700,000,000 to 1,400,000,000. Such amendment generally permits the Board of Directors of the Company to authorize the issuance of additional shares of the Company's common stock without further stockholder approval.

Item 3 - Defaults Upon Senior Securities.
Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.
(a) and (c). The Company held its annual meeting of stockholders on May 3, 1994, and the following matters were voted on at that meeting:

1. The election of the following directors who will serve
   until their successors are elected and qualified, or
   their earlier death or resignation:
                                                 BROKER
  DIRECTOR                 FOR       WITHHELD   NON-VOTES

Erich Bloch           235,672,627   876,825         0
David R. Clare        236,131,192   418,260         0
Wallace C. Doud       236,126,462   422,990         0
Christopher B. Galvin 236,118,086   431,366         0
Robert W. Galvin      236,120,954   428,497         0
John T. Hickey        235,667,758   881,694         0
Anne P. Jones         236,127,103   422,349         0
Donald R. Jones       236,676,908   872,544         0
Walter E. Massey      236,105,802   443,650         0
John F. Mitchell      236,130,895   418,557         0
Thomas J. Murrin      236,136,020   413,431         0
Samuel C. Scott III   236,130,763   418,689         0
Gary L. Tooker        236,132,860   416,592         0
Gardiner L. Tucker    235,674,005   875,446         0
William J. Weisz      235,681,369   868,083         0
B. Kenneth West       236,139,268   410,184         0

2. An amendment to the Company's Restated Certificate of
   Incorporation to increase the authorized shares of common stock, $3 par value, from 700,000,000 to 1,400,000,000 was approved by the following vote:  For,  222,075,378 ;
   Against, 13,247,266 ; Abstain, 1,226,808 and Broker Non-Votes, 0 .

3. The adoption of the Motorola Long Range Incentive Plan of 1994 was approved by the following vote: For, 231,250,328 ; Against, 3,849,051 ; Abstain, 1,450,072 ;
   and Broker Non-Votes,  0 .

4. A proposal concerning the creation of an independent nominating committee was defeated by the following vote:
   For,  21,594,925 ; Against,  178,444,754 ; Abstain,
   9,794,178 ; and Broker Non-Votes,  26,715,594 .

Item 5 - Other Information.
Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
     (a)  Exhibits
     3(i)(a)   Certificate of Amendment of Restated
               Certificate of Incorporation, filed May 5,
               1994.

     3(i)(b) Restated Certificate of Incorporation, as amended through May 5, 1994, including
               Certificate of Designation, Preferences and
               Rights of Junior Participating Preferred
               Stock, Series A.

     3(ii) Bylaws of Motorola, Inc., as amended through May 3, 1994.

     11        Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per Common and Common Equivalent Share.

     11.1 Motorola, Inc. and Consolidated Subsidiaries Pro Forma Primary and Fully Diluted Earnings Per Common and Common Equivalent Share Giving Retroactive Effect to the March 15, 1994 2-for-1 Stock Split.

     (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the first quarter of 1994.

                          Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MOTOROLA, INC.
                         (Registrant)

Date: May 9, 1994       By: /s/ Kenneth J. Johnson
                        Kenneth J. Johnson
                        Corporate Vice President and Controller
                        (Chief Accounting Officer and Duly
                        Authorized Officer of the Registrant)

                        EXHIBIT INDEX

  Number    Description of Exhibit                  Page No.

  3(i)(a)  Certificate of Amendment of Restated Certificate
           of Incorporation, filed May 5, 1994.         16

  3(i)(b)  Restated Certificate of Incorporation, as
            amended through May 5, 1994, including
            Certificate of Designation, Preferences
            and Rights of Junior Participating
            Preferred Stock, Series A.                  18

  3(ii)    Bylaws of Motorola, Inc., as amended through
            May 3, 1994.                                33

  11        Motorola, Inc. and Consolidated Subsidiaries
            Primary and Fully Diluted Earnings Per
            Common and Common Equivalent Share.         48

  11.1      Motorola, Inc. and Consolidated Subsidiaries
            Pro Forma Primary and Fully Diluted Earnings
            Per Common and Common Equivalent Share Giving
            Retroactive Effect to the
            March 15, 1994 2-for-1 Stock Split.         49