Form 10-Q
period 1994-07-02
MOTOROLA INC
filed 1994-07-19
CIK 68505

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                          FORM 10-Q

                          (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the period ending      July 2, 1994

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

                    Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on July 2, 1994:

               Class                   Number of Shares

      Common Stock; $3 Par Value          565,821,503


        MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                            INDEX


PART I

  FINANCIAL INFORMATION                                  PAGE

  Item 1  Financial Statements

          Statements of Consolidated Earnings
          Three-Month and Six-Month Periods ended
          July 2, 1994 and July 3, 1993                    3

          Condensed Consolidated Balance Sheets
          July 2, 1994 and December 31, 1993               4

          Statements of Condensed Consolidated Cash Flows
          Six-Month Periods ended
          July 2, 1994 and July 3, 1993                    5

          Notes to Condensed Consolidated Financial
          Statements                                       6

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8

PART II

  OTHER INFORMATION

  Item 1  Legal Proceedings                               13

  Item 2  Changes in Securities                           13

  Item 3  Defaults Upon Senior Securities                 13

  Item 4  Submission of Matters to a Vote of Security
          Holders                                         13

  Item 5  Other Information                               13

  Item 6  Exhibits and Reports on Form 8-K                13

                 PART I - FINANCIAL INFORMATION
           MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED EARNINGS
                            (UNAUDITED)
              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                            Three Months Ended     Six Months Ended
                              July 2,  July 3,      July 2, July 3,
                              1994     1993         1994     1993

Net sales                    $ 5,439  $ 3,936     $ 10,132  $ 7,562

Costs and expenses
  Manufacturing and
    other costs of sales       3,379    2,380        6,287    4,615
  Selling, general and
    administrative expenses    1,074      905        2,060    1,702
  Depreciation expense           362      285          672      543
  Interest expense, net           38       36           75       72
    Total costs and expenses   4,853    3,606        9,094    6,932
Earnings before income taxes     586      330        1,038      630
Income taxes provided on
    earnings                     219      106          373      202
Net earnings                 $   367  $   224     $    665  $   428


Net earnings per share (1)

Fully diluted:
   Net earnings per share     $ 0.63  $  0.40      $  1.14  $  0.76
   Average common and common
    equivalent shares outstanding,
    fully diluted (in millions)  588.7  573.3         588.7   573.3

Dividends paid per share     $   .07  $  .055      $  .125  $   .11



(1) Primary net earnings per share for the second quarters ended July 2, 1994 and July 3, 1993 were 63 cents and 40 cents, respectively. Average primary common and common equivalent shares outstanding for the three and six months ended July 2, 1994 and July 3, 1993 were 588.7 million and
     572.1 million, respectively. For the six months ended July 2, 1994 and July 3, 1993, primary net earnings per share were $1.14 and 76 cents, respectively.

See accompanying notes to condensed consolidated financial statements.

        MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)
                        (IN MILLIONS)


                                         July 2,  December 31,
                                          1994        1993
     ASSETS
Cash and cash equivalents                $   683   $   886
Short-term investments                       301       358
Accounts receivable, less allowance for
  doubtful accounts (1994, $103; 1993, $91)3,065     2,476
Inventories                                2,372     1,864
Other current assets                       1,346     1,129
  Total current assets                     7,767     6,713
Property, plant and equipment, less
  accumulated depreciation
(1994, $4,713; 1993, $4,160)               6,222     5,547
Other assets (1)                           1,467     1,238
  Total Assets                           $15,456   $13,498


     LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable and current portion of
  long-term debt                       $   1,500   $   555
Accounts payable                           1,459     1,338
Accrued liabilities                        2,656     2,496
  Total current liabilities                5,615     4,389
Long-term debt                             1,216     1,360
Other liabilities                          1,417     1,340
Stockholders' equity (1)                   7,208     6,409
  Total liabilities and stockholders'
    equity                               $15,456   $13,498

(1) Effective January 1, 1994, the Company adopted SFAS #115 "Accounting for Certain Investments in Debt and Equity Securities" which increased other assets and stockholders' equity by immaterial amounts.

See accompanying notes to condensed consolidated financial statements.

           MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
          STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                            (UNAUDITED)
                           (IN MILLIONS)

                                          Six Months Ended
                                         July 2,   July 3,
                                         1994        1993

NET CASH PROVIDED BY OPERATIONS        $    342    $   669


INVESTING

  Payments for property, plant and
    equipment                            (1,470)     (799)
  Decrease in short-term investments         57       (19)
  Other investing activities                (34)      (70)


  Net cash used for investing activities (1,447)     (888)

FINANCING

  Increase in notes payable and
    current portion of long-term debt       945        137
  Increase (decrease) in long-term debt       6        (48)
  Payment of dividends to stockholders      (70)       (60)
  Other financing activities                 21        183


  Net cash provided by financing activities 902        212


DECREASE IN CASH AND
  CASH EQUIVALENTS                      $  (203)    $   (7)


See accompanying notes to condensed consolidated financial statements.


        MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


1.  BASIS OF PRESENTATION

    The Condensed Consolidated Balance Sheet as of July 2, 1994, the Statements of Consolidated Earnings for the three-month and six-month periods ended July 2, 1994 and July 3, 1993, and the Statements of Condensed Consolidated Cash Flows for the six-month periods ended July 2, 1994 and July 3, 1993 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 2, 1994 and for all periods presented, have been made.

    Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 annual report to stockholders. The results of operations for the three-month and six-month periods ended July 2, 1994 are not necessarily indicative of the operating results for the full year.

    Motorola adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994, which increased Other Assets and Stockholders' Equity on Motorola's unaudited condensed consolidated balance sheet at July 2, 1994 by immaterial amounts. Investments in debt and equity securities are reported at fair value, except for debt securities the Company intends to hold to maturity which are stated at cost. Fair values are estimated based on quoted market prices and interest rates as of the balance sheet date.


2.  INVENTORIES

    Inventories consist of the following (In millions):
                                       July 2,  Dec. 31,
                                        1994       1993

   Finished goods                      $   714   $   584
   Work in process and productions
       materials                         1,658     1,280
                                       $ 2,372   $ 1,864





3.  INCOME TAXES

    The Internal Revenue Service (IRS) has examined the federal income tax returns for Motorola, Inc. through 1985 and the returns have been settled through that year. The settlement did not result in a material adverse effect on the business or financial position of the Company. The IRS has completed its field audit of the years 1986 and 1987. In connection with these audits, the IRS has proposed adjustments to the Company's income and tax credits for those years which would result in substantial additional tax. The Company disagrees with certain of the proposed adjustments and is contesting them. In the opinion of the Company's management, the final disposition of these matters, and proposed adjustments from other tax authorities, will not have a material adverse effect on the consolidated business or financial position of the Company.


4.  SUPPLEMENTAL CASH FLOWS INFORMATION

    Cash payments for income taxes were $455 million during the first six months of 1994 and $121 million for the same period a year earlier. Cash payments for interest expense (net of amount capitalized) were $100 million and $72 million, for the first six-month periods of 1994 and 1993, respectively.


           MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial position and results of operations: from Motorola, Inc.'s 1993 Annual Report to Stockholders, the Letter to Stockholders - Financial Results paragraph on page 2, the Review of Operations section on pages 18 through 21, the Financial Review section on pages 22 through 24, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, pages 26 through 37; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending July 2, 1994, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 7.

Motorola, Inc. reported higher sales and earnings in the second quarter and first half of 1994. Second-quarter sales rose 38 percent to $5.4 billion from $3.9 billion in the second quarter of 1993. In the first half, sales reached $10.1 billion, up 34 percent from $7.6 billion a year ago.

Second-quarter earnings were $367 million, compared with $224 million a year earlier. Fully diluted earnings per share were 63 cents, compared to 40 cents in the second quarter of 1993. Earnings in the first six months were $665 million, compared with $428 million a year earlier. Fully diluted earnings per share were $1.14, compared to 76 cents a year earlier. The 1993 per-share figures are restated for a 2-for-1 stock split on April 18, 1994.

Motorola's net margin on sales (net earnings divided by net sales) during the second quarter of 1994 was 6.7 percent, compared with 5.7 percent a year ago, while in the first half, it was 6.6 percent against 5.7 percent in the year-earlier period.

Motorola's manufacturing and other costs of sales during the second quarter of 1994 and 1993 were $3.4 billion, 62 percent of net sales, and $2.4 billion, 60 percent of net sales, respectively. This is largely the result of the continuing rapid growth of the cellular subscriber business, whose gross margin (sales less manufacturing and other costs of sales) is lower than the corporate average. Gross margin also declined in the cellular infrastructure business and Paging Products and Wireless Data Group.

Price competition in Motorola's wireless communications businesses have continued in the second quarter. Motorola intends to protect and, if possible, improve its market share in these businesses by utilizing its high volume manufacturing capabilities. This may also mean tolerating lower gross margins per unit. It is management's current intention to budget selling, general and administrative expense in line with this strategy.

Motorola's selling, general and administrative expenses during the second quarter of 1994 were $1.1 billion, 20 percent of sales, compared to $905 million, 23 percent of sales, a year ago. Included within these expenses for the second quarter of 1994 was a higher level of expenses than a year ago for certain employee benefit programs, marketing and distribution expenditures, and a slightly larger foreign exchange loss. Charges for these expenses, or other expenses, have been incurred in varying degrees in most years and will likely continue.

Motorola has increased its effective tax rate to 37.5 percent during the second quarter of 1994, in order to achieve a year-to-date tax rate of 36 percent to reflect a shift in the mix of its pre-tax earnings towards countries with higher tax rates, including the United States.

Motorola adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. The adoption of the standard and subsequent changes in the market value of investments in debt and equity securities has affected Other Assets and Stockholders' Equity on Motorola's unaudited condensed consolidated balance sheet at July 2, 1994 by immaterial amounts.

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

Property, plant and equipment, less accumulated depreciation, increased $675 million since December 31, 1993 due, in part, to these and other capacity expansions.

General Systems Sector's segment sales rose to $2.1 billion, an increase of 75 percent from the second quarter of 1993. Orders increased 46 percent and operating profits were higher. Worldwide cellular orders again grew rapidly for subscriber and infrastructure equipment. Cellular infrastructure sales and profit performance was particularly strong during the second quarter of 1994 as previously deferred revenue and profit was recognized on the new product introduction of the 1.56 GHz digital cellular system committed by Tuka Tokyo. Revenues from this new 1.56 GHz technology are, however, expected to be lower in the third quarter of 1994, by comparison. Motorola continues to defer sales and profits for products and contracts involving certain technologies, until technological feasibility is established or customer acceptance is obtained. The MicroTAC Elite personal cellular phone, the lightest phone presently available, was introduced. The sector also announced plans for a major new facility in Harvard, Ill.

Segment sales in the Semiconductor Products Sector increased 23 percent from the second quarter of 1993 to $1.7 billion, the 22nd consecutive quarter of growth. Orders increased 17 percent and operating profits were higher than in the second quarter of 1993. Among major regions, order growth was highest in North America and all regions increased, except Asia/Pacific. Automotive, communications and computing led the end-market segments in growth, and distribution orders also increased. Order strength was spread across the product portfolio, led by fast static random access memories, RISC (reduced instruction set computer) microprocessors, communications/radio frequency devices, advanced microcontrollers, and MOS digital-analog components.

In the Communications Segment businesses, composed of the Land Mobile Products Sector and the Paging Products and Wireless Data Groups, segment sales increased 26 percent to $1.4 billion and operating profits were higher. Orders increased 28 percent from the second quarter of 1993. In the Land Mobile Products Sector, order growth was led by North American markets.
International orders also increased in the quarter, with European orders showing the best growth rate. Demand was high for Motorola Integrated Radio System (MIRS) equipment. Paging orders also increased with about equal rates of growth domestically and internationally. Orders in China rebounded from the sharp decline of the first quarter, but remained below last year's second quarter. However, because paging orders in China in the third quarter of 1993 were extremely strong, Motorola does not currently expect this year's third quarter results in that market for paging products to exceed those of the third quarter of 1993.

In the Government and Systems Technology Group, segment sales increased 22 percent from the second quarter of 1993 to $179 million, orders increased 82% from the year-earlier period and the operating loss was smaller than a year ago. The order growth in the quarter is attributable to the Iridium (TM/SM) global communications program, which began receiving orders in the third quarter of 1993. Development of the Iridium global communications system continued on schedule during the quarter.

In the Automotive, Energy and Controls Group, sales increased 70 percent, orders increased 77 percent and operating profits were higher compared to the second quarter of 1993. The performance was led by strong demand for component and energy products used primarily within Motorola's wireless communications businesses, as well as strong demand for automotive electronics products. In the Information Systems Group, sales declined 11 percent and orders were 3 percent lower compared to the second quarter of 1993. An operating loss was incurred during the second quarter of 1994, compared to a profit in the year-earlier period. The results for both of these Groups are reported as part of the "Other Products" segment.

As a result of the revenue growth in the first half of 1994, accounts receivable have increased $589 million since December 31, 1993.

Inventories at July 2, 1994 increased by 27 percent or $508 million, compared to inventories at December 31, 1993. The Government Systems and Technology Group was a contributor to the increase in inventory due to material requirements for the Iridium (TM/SM) global personal communications system. In addition, the Cellular Subscriber Group within Motorola's General System Sector increased inventory in order to improve responsiveness to customer orders.

Motorola's notes payable and current portion of its long-term debt increased to $1.5 billion at July 2, 1994, an increase of approximately 170 percent from the amount at December 31, 1993, primarily due to increased capital expenditures, material requirements, funding of acquisitions, increasing federal income tax payments, and funding of the Motorola Profit Sharing and Pension trusts. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity rose to 21.2 percent at July 2, 1994 from 11.9 percent at December 31, 1993. The Company's short-term credit facilities totaled $2.2 billion at July 2, 1994, of which $1.0 billion remain unused versus total short-term credit facilities at December 31, 1993 totaling $1.9 billion of which $1.5 billion then remained unused. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.38 at July 2, 1994, compared to 1.53 at December 31, 1993.

The Company has entered into agreements during the quarter that may require it to pay up to approximately $425 million to acquire investments in other businesses. These payments could be made within one to three years of July 2, 1994.

Motorola's research and development expense was $455 million in the second quarter of 1994, compared to $385 million in the second quarter of 1993. In the first half of 1994, research and development expense was $865 million, compared to $729 million a year ago. Motorola continues to believe that a strong commitment to research and development drives long-term growth. The Company's fixed asset expenditures for the second quarter of 1994 totaled $858 million, compared to $496 million for the second quarter of 1993. In the first half of 1994, fixed asset expenditures were $1,471 million, compared to $821 million a year ago. The Company is currently anticipating that fixed asset and research and development expenditures incurred during 1994 could total as much as approximately $3.5 billion, and approximately $1.8 billion, respectively; however, these amounts are only estimates, and the actual expenditures incurred may vary. Total fixed asset and research and development expenditures for the year ended December 31, 1993 were $2.2 billion and $1.5 billion, respectively.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, and notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was 16.5 percent based on the performance of the four preceding fiscal quarters ending July 2, 1994, compared with 11.8 percent based on the performance of the four preceding fiscal quarters ending July 3, 1993.

TM/SM  Iridium is a trademark and service mark of Iridium, Inc.

Motorola, Inc.
Information by Industry Segment (Unaudited)

Summarized below are the Company's segment sales as defined by industry segment for the three and six months ended July 2, 1994 and July 3, 1993:

                                     Segment Sales
                          for the three months ended (1)

(In millions)                July 2, 1994  July 3, 1993  % Change
General Systems Products      $  2,072     $  1,184       75
Semiconductor Products           1,713        1,388       23
Communications Products          1,414        1,125       26
Government and Systems
   Technology Products             179          147       22
Other Products                     611          432       41
Adjustments and eliminations     (550)         (340)      62
   Industry segment totals    $  5,439     $  3,936       38

                                     Segment Sales
                           for the six months ended (1)

(In millions)               July 2, 1994  July 3, 1993  % Change

General Systems Products      $  3,739     $  2,243       67
Semiconductor Products           3,328        2,670       25
Communications Products          2,656        2,156       23
Government and Systems
   Technology Products             317          272       17
Other Products                   1,152          839       37
Adjustments and eliminations    (1,060)        (618)      72
   Industry segment totals    $ 10,132     $  7,562       34



(1) Information for 1993 has been reclassified to reflect the realignment of various business units.


                 PART II - OTHER INFORMATION

Items 1 - 5
Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
     (a)  Exhibits
     11        Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per Share for the three months ended July 2, 1994 and July 3, 1993.

     11.1      Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per Share for the six months ended July 2, 1994 and July 3, 1993.

     (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the second quarter of 1994.



                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MOTOROLA, INC.
                           (Registrant)


Date: July 18, 1994        By: /s/ Kenneth J. Johnson
                           Kenneth J. Johnson
                           Corporate Vice President and Controller
                           (Chief Accounting Officer and Duly
                           Authorized Officer of the Registrant)


                        EXHIBIT INDEX


  Number    Description of Exhibit                  Page No.

  11        Motorola, Inc. and Consolidated
            Subsidiaries Primary and Fully Diluted
            Earnings Per Share for the three months
            ended July 2, 1994 and July 3, 1993.       16

  11.1      Motorola, Inc. and Consolidated
            Subsidiaries Primary and Fully Diluted
            Earnings Per Share for the six months
            ended July 2, 1994 and July 3, 1993.       17