Form 10-K/A
period 1993-12-31
MOTOROLA INC
filed 1994-10-21
CIK 68505

AMENDMENT NO. 1
                                    TO
                              MOTOROLA, INC.'S
                               1993 FORM 10-K

Motorola Management's Discussion and Analysis of Financial Condition and Results of Operations includes the Financial Results section of the Letter to Stockholders on pages 2-3 and the Review of Operations on pages 18-21, in addition to the following commentary. This commentary should be read in conjunction with the consolidated financial statements and notes, presented on pages 26-37, for a full understanding of Motorola's financial position and results of operations.

FINANCIAL RESULTS

	Sales and earnings set records as strong growth continued throughout our major businesses. Sales increased 28% to approximately $17.0 billion from $13.3 billion in 1992. Earnings were $1.02 billion, or $3.55 per share on a fully diluted basis, compared with $576 million, or $2.09 per share on the same basis a year earlier, before the 1992 cumulative effect of a change in accounting principle involving postretirement benefits other than pensions.
Net margin on sales was 6.0%, compared with 4.3% a year ago. Detailed operating and financial results of our various businesses in 1993 appear on pages 18-37.

REVIEW OF OPERATIONS

SEMICONDUCTOR PRODUCTS SECTOR

     Segment sales advanced 28% to $5.7 billion, the 20th consecutive quarter of sales growth. Orders climbed 26%, and segment operating profits were higher. Amid the convergence of computing, communications and consumer/entertainment technologies, we developed an array of advanced products to help lead this evolution and provide innovative, on-chip solutions for customers worldwide.

     All major market regions posted double-digit growth, led by Asia-Pacific. Among market segments, communications set the pace for new orders, followed by automotive, personal computer/workstation, industrial and consumer. Distributor channels also posted strong increases. We also achieved double-digit growth in each of our major product groups. Microcontrollers, microprocessors, digital signal processors, mixed signal (analog-digital), logic integrated circuits, MOS gate arrays, memories, analog and communication devices led the way, with most product categories contributing.

     Support for the PowerPC (Trademark symbol inserted here) family of reduced instruction set (RISC) microprocessors expanded during the year. It is being developed as part of our technology alliance with IBM and Apple Computer. Volume production of the PowerPC 601 was begun by IBM in third quarter. Designed for use in desktop systems, the 601 also supports high-end symmetric multiprocessing features. Initial production of the PowerPC 603, targeted for notebook computers and other battery-powered devices, was announced in October. Motorola and IBM will manufacture the 603 chip.

     Development of the other two members of the PowerPC family continued on schedule, with rollout of these powerful microprocessors slated to occur in 1994. The 604 microprocessor addresses high-performance PCs, workstations, servers and graphics applications. The 620 is designed for super high performance uniprocessor and multiprocessor workstations, servers and supercomputers.

     Microsoft Corp. and Motorola announced that a port of the Microsoft (Registered symbol inserted here) Windows NT (Trademark symbol inserted here) operating system is under way. Windows NT joins IBM's AIX (Registered symbol inserted here) and OS/2 (Registered symbol inserted here), Apple's Macintosh System 7 (Registered symbol inserted here), PowerOpen (Trademark symbol inserted here) Environment, Taligent's Object-oriented Environment and Sun Microsystems' Solaris (Registered symbol inserted here) as PowerPC (Trademark symbol inserted here) operating systems.

     Along with Apple and IBM, a wide variety of customers announced the use of PowerPC microprocessors. They include Bull, Ford Motor Co., Harris, Kaleida Labs/Scientific Atlanta, Tadpole Technology and Thomson-CSF.

     The Taiwan New PC (personal computer) Consortium, which encompasses more than 70% of the world's PC motherboard manufacturing, was launched to develop and promote PowerPC systems. In addition, six key industry leaders formed the PowerOpen Association to provide software developers with services to support development of products based on the PowerPC architecture.

     The year was highlighted by new or expanded technology relationships with key computer customers. Apple Computer chose the 33MHz version of our 68030 microprocessor for its PowerBook (Trademark symbol inserted here) Duos and the 68040 for its new high performance desktop computers. Low power devices, such as our 3.3-volt 68040V microprocessor, for portable and other battery powered computing were a big focus during the year. For example, our patented read-channel device for hard disk drives operates as low as 2.7 volts.

     We became the second largest worldwide supplier of static random access memories (SRAMs), which are used in many computer systems. In addition, we introduced low voltage logic products for the computer and communications markets.

     We capitalized on rapid growth in the communications arena by introducing GaAS (gallium arsenide) RF field effect transistors for cellular phones, with more than one million units shipped during the year. We also introduced a new family of integrated processors for the personal communications wireless market, including the Dragon I (Trademark symbol inserted here) for personal intelligent communicators. For the emerging digital information superhighway, we introduced the first 32-bit Quad Integrated Communications Controller.

     In automotive markets, we continued to win key designs at Ford, General Motors and Chrysler for engine, powertrain, safety and electrical systems. Ford will use our insulated gate bipolar transistors in next-generation ignition systems. A licensing agreement with Bosch of Germany will provide that customer with microcomputers, digital signal processor architectures and wafer manufacturing techniques.

     In consumer markets, in partnership with Thomson Consumer Electronics we released an industry standard closed-captioning device. Our new 1GHz amplifier family will enable cable TV providers to add hundreds of new channels. In the multimedia arena, we partnered with Scientific Atlanta and Kaleida Labs to produce the Malibu (Trademark symbol inserted here) graphic chip set, and introduced the 68341 processor for CD-I (compact disk-interactive) Systems.

     In the industrial arena, in partnership with Allen Bradley we developed a new motor control drive family using hybrid power module technology. We shipped more than 600 LonBuilder development systems to customers worldwide, with IBM, AT&T, Honeywell and Raytheon among companies that have adopted this technology and our Neuron Chip (Registered symbol inserted here) for intelligent, distributed sense and control networks. Our leadership in Smart Card technology was underscored by production of the 100 millionth chip in our East Kilbride, Scotland facility.

     Many of the products we make are used in a wide spectrum of applications, and we expanded many popular device lines. For example, as the world's largest producer of microcontrollers, we added to the 68H05 family of customer-specified controllers and announced key additions to our HC11 and HC16 families. We continued expanding our sensor lines, with a new thrust in chemical sensors.

     Expansions in our worldwide production network were announced to address the increasing demand for semiconductors. We purchased a wafer fabrication facility in Irvine, Calif., and announced new or expanded facilities in Austin, Texas; Chandler, Mesa and Phoenix, Ariz.; Carmona, Philippines; Tai Po, Hong Kong; East Kilbride, Scotland; Aizu and Sendai, Japan; and Tianjin, China.

     Thomas D. "Tommy" George was elevated to President of the Semiconductor Products Sector, replacing James A. Norling, who was appointed President of Motorola Europe, Middle East and Africa. Murray A. Goldman was promoted to Senior Vice President and Assistant General Manager.

GENERAL SYSTEMS SECTOR

     Segment sales advanced 43% to $5.2 billion and orders rose 42%. Segment operating profits were higher.

     Sales of Motorola cellular telephones continued to show strong growth worldwide.

     We introduced the world's lightest GSM digital phone.  GSM is a digital
protocol that allows international roaming throughout western Europe.   A line
of personal and portable Time Division Multiple Access (TDMA) digital cellular telephone products was introduced for the North American cellular market.

     Motorola acquired an 18% interest in Telular Corp. and formed a strategic relationship to advance the development of fixed wireless products. Motorola also acquired a 40% interest in CedeTel, S.A. de C.V., which serves customers in Monterey, Mexico's second largest market.

     The world's first integrated cellular phone and pager underwent field trials. Called the MicroTAC (Registered symbol inserted here) RSVP (Trademark symbol inserted here), it incorporates a numeric digital pager with silent vibrating alert in a single phone.

     Our cellular infrastructure business made significant gains. Analog systems were expanded in Austria, China, Latin America, Spain and the United Kingdom. Our narrowband technology, which increases capacity and improves voice quality of existing systems, has been adopted by more than 12 major operators worldwide.

     Motorola was awarded new digital cellular GSM contracts in Austria, Belgium, Pakistan, Qatar and the United Arab Emirates. We also won expansion awards and second source supplier contracts in Germany, Portugal, and the UK. To meet the increased demand, we expanded our Swindon, UK, manufacturing facility.

     Several cellular operators in the U.S. and the Philippines awarded us contracts to supply Code Division Multiple Access (CDMA) cellular infrastructure systems. In Japan, we were awarded our third digital cellular contract to provide SC (Trademark symbol inserted here) 9600 base station equipment for Personal Digital Cellular systems. The SC 9600 offers customers multiple analog and digital air interfaces in a compact cabinet.

     Several U.S. cellular operators began offering our Cellular Digital Messaging Services (CDMS). It provides customers with paging, voice mail notification and digital alphanumeric messaging capabilities. We also won three additional contracts for our PPS(Registered symbol inserted here)800 Personal Phone Service, which gives customers a single phone number to use at home, at work and while traveling.

     We asked the Telecommunications Industry Assn. that our proposed Interface Specification be used as the basis for developing a standard open and common cellular industry interface between base stations and switches throughout North and South America. We have achieved full radio frequency and switch compatibility for all switches in commercial use for the GSM digital standard.

     Motorola and Northern Telecom announced that the cellular infrastructure systems, sales and service activities within the joint venture, Motorola Nortel Communications Co., would return to the parent companies.

     We supplied equipment for eight new CT-2 (telepoint) systems, four of which went into service during 1993. Motorola systems are now in the Netherlands, Finland, Singapore, Hong Kong, Malaysia, Thailand and China. CT-2 (second-generation cordless phone) subscriber equipment began shipping into the digital home cordless telephone market in Germany, the Netherlands, Singapore and Hong Kong. We are also engaged in tests of various microcell personal communications systems worldwide.

     The Computer Group announced its Series 900 family of UNIX-based systems and servers. Based on the Motorola 88110 RISC microprocessor, they feature "snap-together" modularity and expandability. The group also introduced its highest performance single board computer based on the 88110.

     The Series FT (Trademark symbol inserted here) family of fault-tolerant open network system platforms was announced. They are particularly suited for telecommunications applications.

COMMUNICATIONS SEGMENT

     In this segment, composed of the Land Mobile Products Sector (LMPS) and the former Paging and Wireless Data Group (PWDG), sales rose 24% to $4.8 billion and orders rose 27%. Segment operating profits were higher.

     In LMPS, higher orders reflected strong worldwide demand for trunking systems and new portable two-way radios. New orders for Motorola Integrated Radio Systems (MIRS) totaled more than $400 million in 1993, including an order for more than $100 million from China that represents the largest international order in the sector's history, and orders from Nextel Communications, Inc., for MIRS equipment for its Chicago and New York systems. We received conditional acceptance of the MIRS system installed in Los Angeles for Nextel.

     Motorola signed agreements in principle to sell its 800MHz Specialized Mobile Radio (SMR) systems, businesses and licenses in the U.S. to Nextel, Dial Page, Inc., and CenCall Communications, Inc., in exchange for minority ownership positions in the three SMR operators. Completion is subject to definitive agreements and regulatory approvals and approvals by stockholders of the three companies, among other items. Motorola acquired Airwave Communications Corp. of Los Angeles, a SMR operator, and acquired, or agreed to acquire, other SMR operators. Some of these agreements are conditional.

     Major orders for systems using our Astro (Trademark symbol inserted here) digital technology were received in Canada, Australia, Austria and Switzerland. Our first Astro wide-area trunking system began operating in South Florida. Orders for other large trunking systems came from Taiwan, China, Hungary, Portugal and Mexico and several states in the U.S.

     We introduced the Visar (Trademark symbol inserted here), the industry's smallest high-powered portable two-way radio at eight cubic inches. Two new Radius (Registered symbol inserted here) portables were introduced for first-time users, and will be sold through distributors and retailers for both business and leisure time use. A new portable developed specifically for China offers telephone interconnect capabilities. A new generation of mobile and portable two-way radios for Europe supports a variety of signaling formats.

     Motorola sold certain assets of its CoveragePLUS (Registered symbol inserted here) U.S. network to Qualcomm Inc.'s OmniTRACS (Registered symbol inserted here) business. We are working with Qualcomm for a smooth transition of CoveragePLUS customers to the OmiTRACS satellite communications network.

     By forming joint ventures, we expanded our trunked radio network services in international markets. Our joint venture with Organicacion Cisneros of Venezuela began operations in Caracas and five other cities. Other joint ventures began new shared trunked two-way radio service in Sao Paulo and Port Allegre, Brazil, and in Prague in the Czech Republic.

     In the former Paging and Wireless Data Group, paging orders again set records. The Asia-Pacific region led the international growth, especially in
China.   Strong Latin American growth was fueled by the expansion of the
Brazilian, Colombian and Mexican markets. In the United States, sales through retail stores were strong. The paging infrastructure business received major awards in the United States, Latin America, Europe and Asia.

     New subscriber products include the Freespirit (Trademark symbol inserted here) and Bravo (Registered symbol inserted here) Encore pagers, as well as the Memo Express (Trademark symbol inserted here), the world's first endless line feature alphanumeric pager. The Kanaco pager was developed for the new common carriers in Japan. A new manufacturing facility was opened in Fort Worth, Texas.

     The new FLEX (Trademark symbol inserted here) paging protocol underwent successful market trials. The protocol provides enhanced speed and increased subscriber capacity for pager carriers.

     We introduced the first in a line of NewsCard (Trademark symbol inserted here) credit-card sized messaging receivers for use with handheld computers. NewsCard began shipping for Apple Computer's Newton (Trademark symbol inserted here), Casio's Z7000 (Trademark symbol inserted here) and Tandy Corp.'s ZPDA (Trademark symbol inserted here) Zoomer personal digital assistants. The service to Newton is provided by MobileComm and the service to Zoomer is provided by Motorola's EMBARC (Trademark symbol inserted here) (Electronic Mail Broadcast to A Roaming Computer) messaging service.

     Wireless data technology moved forward in several areas. United Parcel Service (UPS) will use Motorola packet radio modems on a new wireless packet data network in Germany. UPS is a major user of our wireless data products in the U.S. Pilot systems also were installed in Australia and Malaysia, and a Hong Kong system was upgraded.

     We are developing a family of wireless personal communicators that will use operating systems from General Magic, Apple Computer and Microsoft. We also have demonstrated Mobile Networks Integration products, designed for end-to-end connectivity between the increasing varieties of both mobile computing devices and wired and wireless networks.

     Motorola acquired Lexicus Corp., a developer of handwriting recognition software for pen-based computers, and invested in RadioMail Corp., a provider of wireless electronic mail services.

     In January 1994, the Paging and Wireless Data Group's businesses were incorporated into the new Messaging, Information and Media Sector, as discussed on page 9.

GOVERNMENT AND SYSTEMS TECHNOLOGY GROUP  (GSTG)

     Segment sales increased 32% to $858 million and orders rose 54%. The group recorded a larger loss than a year ago. GSTG continued to move into commercial and international markets while maintaining its traditional Department of Defense market share.

     The group continued development on several Joint Stars Light Ground Station Modules for the U.S. Army, and produced a modified commercial cellular network to help communications and tracking of troops and equipment during battlefield exercises at the National Training Center in Fort Irwin, Calif.

GSTG received orders totaling $335 million as prime contractor for the Iridium (Trademark symbol and Servicemark symbol inserted here) global personal communications system. The program is discussed on page 12. The Diversified Technologies Division was formed to pursue new commercial businesses, including space, positioning systems, personal alarm and reporting systems, secure telecommunications and test equipment.

     Amtech Corp. and GSTG formed an Intellitag Products joint venture to produce electronic toll and traffic management systems for autos and other vehicles. Along with Motorola's Automotive, Energy and Controls Group, GSTG formed the Position and Navigation Systems business to develop equipment using Global Positioning System technology.

AUTOMOTIVE, ENERGY AND CONTROLS GROUP (AECG)

     Sales were up 39% and orders rose 37%. Operating profits were higher. AECG's results, which are part of the "other products" segment, include the Automotive and Industrial Electronics Group and Motorola Lighting, Inc., as well as two former Communications Segment businesses, the Component Products Division and Energy Products Division. Results include a significant level of internal sales of crystals, filters and battery products to other business segments.

     AECG's performance was led by strong demand for component and energy products and continued growth in the U.S. automotive market. Major orders included programs for body electronics modules, ignitions, load control receivers, quartz and ceramic components, electronic ballasts, batteries and chargers. The group announced it will manufacture PC multimedia communications hardware for BT (formerly British Telecom).

     AECG is adding new or expanding facilities in Singapore; Tianjin, China; Albuquerque, N.M., and Vernon Hills, Ill. Motorola acquired Indala Corp., a manufacturer of radio frequency identification cards, tags and readers used in access control, vehicle identification and industrial automation systems. Motorola and Schlumberger Ltd. formed a joint venture to develop wireless electronics technology for remote and automated reading of utility meters.

     The first vehicles equipped with Motorola's in-vehicle route guidance system were delivered for a field test of Intelligent Vehicle Highway Systems in the Chicago area. A new manufacturing facility was unveiled by Motif Inc., a joint venture of Motorola and In Focus Systems, Inc. to develop and manufacture Active Addressing (Trademark symbol inserted here) liquid-crystal display technology. Motorola Lighting, Inc., expanded its distribution network and received additional orders from major fluorescent light fixture manufacturers.

INFORMATION SYSTEMS GROUP

     Group sales declined 2% and orders were 1% lower. Operating profits were lower. The group's results are part of the "other products" segment.

     Codex introduced the 6950 SoftCell (Trademark symbol inserted here) ATM Networking Node, a software-defined communications platform that integrates data, voice, image and video over existing and emerging worldwide carrier services. Other new products included the Multimedia Periphery Router (Trademark symbol inserted here) and a digital service unit with synchronous data compression.

     Universal Data Systems (UDS) introduced a portable modem that connects directly to Motorola cellular telephones. A multiprotocol dial-up networking router also was introduced. A combination bridge and router, the product provides dial-up networking so that organizations can link large numbers of remote users together. UDS expanded its Canadian operation and opened new offices in the Czech Republic and Dubai.

     In early 1994, a reorganization of ISG was announced as part of the creation of the Messaging, Information and Media Sector. ISG established a transmission line of business, responsible for all transmission product engineering, marketing and support worldwide, and a networking unit, responsible for network management systems.

NEW ENTERPRISES

     The New Enterprises organization manages our entry into strategically relevant, emerging, high-growth and high-technology worldwide business areas. One of these companies, INFO Enterprises, Inc., provides services such as the EnGenius (Servicemark symbol inserted here) on-line source of engineering component information, and litigation support delivered to a desk-top computer.

     Emtek Health Care Systems is a leader in the provision of clinical information systems for critical-care Intensive Care Units, and is moving to acute-care and enterprise-wide electronic medical systems.

     Motorola New Enterprises is continually seeking to identify paradigm-shifting technologies, discontinuous business opportunities and individual entrepreneurs with vision and a passion for their enterprise.

RESULTS OF OPERATIONS

     Sales increased 28% to $17.0 billion from $13.3 billion in 1992. Sales in 1991 were $11.3 billion. International market sales, as measured by the locale of the end customer, represent 54% of total sales in 1993, compared with 52% a year ago. The growth was primarily due to stronger markets in the People's Republic of China/Hong Kong, and the rest of the Asia-Pacific region. The Semiconductor Products segment continues to be the largest business segment, reporting 31% of total sales in 1993, compared to 32% in 1992. With the increasing semiconductor content in a widening range of applications in the telecommunications, automotive, and industrial businesses, the demand for Motorola semiconductors has significantly increased. The General Systems Products segment also continued its growth, representing 28% of total sales in 1993 compared with 26% a year ago. General Systems Products sales increased 43%, primarily due to the dramatic growth in the number of worldwide cellular subscribers.

     Operating profits were $1.94 billion. The Semiconductor Products Segment again showed the most profit improvement in 1993, and the General Systems Products segment maintained its position as one of the Company's most profitable segments in 1993. The Company's increased profitability was primarily affected by significant volume increases driven by demand for its products combined with its diligent efforts to contain costs and eliminate non-value-added activities. Depreciation expense increased 17 percent due to increased fixed asset expenditures primarily driven by the semiconductor business requirements. The Company continued investing in new technologies across business segments.

     Net earnings in 1993 were $1.0 billion, or $3.56 and $3.55 per primary and fully diluted common and common equivalent share, respectively, compared with $576 million before the cumulative effect of change in accounting principle, or $2.10 and $2.09 per primary and fully diluted common and common equivalent share, respectively, a year earlier. In 1991, earnings were $454 million, or $1.70 and $1.69 per primary and fully diluted common and common equivalent share, respectively. Net margin on sales was 6.0%, compared with 4.3% a year ago, before the cumulative effect of change in accounting principle.

     Sales in the fourth quarter were $4.99 billion, up 35% from $3.71 billion in the fourth quarter of 1992. Earnings in the fourth quarter were $340 million, or $1.15 per primary and fully diluted common and common equivalent share, compared with $181 million, or 65 cents and 64 cents per primary and fully diluted common and common equivalent share, respectively, a year ago. Motorola routinely reviews its business strategies, organizational structure, and asset valuations, and implements changes deemed appropriate by management. Charges associated with these decisions are included in selling, general, and administrative expenses; amounts provided in the fourth quarter of 1993, principally relating to the Communications Products, General Systems Products, and Other Products segments, were larger than amounts recorded in prior periods. During the fourth quarter of 1994, the Company accelerated the amortization of various purchased software programs and other intangibles associated with specific acquisitions. In addition, costs relating to the
realignment of four operating units were incurred.   Each of these charges was
immaterial to the business involved, and were normal, recurring charges related to the Company's ongoing evaluation of each operation.

     Compared to 1992, selling, general and administrative expenses for 1993 increased at a rate proportionate to sales primarily due to increased employee incentive and profit sharing plans expense, and expected increases in administration, marketing and distribution expenses.

     The effective tax rate for 1993 of 33% is up from the 1992 rate of 28% and the 1991 rate of 26%, principally due to continued growth in countries with high tax rates.

     The Company will adopt SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. The statement establishes a new accounting and reporting standard to be applied to investments in equity and debt securities. The statement requires the Company, based on its intent to hold or dispose of the securities, to categorize them into one of three separate groups, each receiving different accounting treatment. The impact of this change on the Company's financial position and results of operations is not expected to be material.

     In recent years, a large and increasing portion of the Company's net sales, operating profits and growth have come from its international operations. As a result, the Company's business activities and its results could be significantly affected by the policies of local governments and prevailing social and economic conditions, such as unstable governments, inflation rates, monetary fluctuations, balance of payments, foreign exchange rates and trade restrictions or prohibitions.

     During 1993, a significant portion of the Company's growth was in the People's Republic of China/Hong Kong. Total sales in these two countries, as measured by the locale of the end customer, were $1.56 billion in 1993. Any possible restrictions on U. S. trade imposed by the People's Republic of China or by the United States on the People's Republic of China, for example, through its loss of Most Favored Nation trade status, could have a significant effect on the Company's growth in this region of the world.

     On January 1, 1993, the Company's operations in Japan began to use the Japanese yen as its functional currency. Beginning on January 1, 1994, the Company's European operations will begin to use an appropriate local functional currency for financial reporting purposes.

     While the Company operates using many currencies, the U. S. dollar is the primary functional currency for financial reporting purposes. The Company monitors all foreign currency exposures and generally implements strategies to reduce the impact of currency fluctuations on its financial position and results, including hedging activities.

     The Company uses financial instruments to hedge, and therefore reduce, its overall exposure to the effects of currency fluctuations on cash flows of foreign operations and investments in foreign countries. While these financial instruments are subject to market risks resulting from exchange rate movements, any gains and losses on these instruments should offset losses and gains on the underlying operational cash flows or investments. The Company does not trade these instruments for profit on the exchange rate price fluctuations alone, nor does it trade in currencies for which there are no underlying exposures, nor does it enter into trades for any currency to intentionally increase the underlying exposure. Information on such exposures is updated and gathered at least monthly as part of the Company's monitoring process and the financial instruments can be evaluated daily by this process.

     Essentially all the Company's receivables and payables which are denominated in major tradable currencies are hedged. However, some of the Company's exposure is to currencies which are not tradable, such as those in Latin America and China, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and other means, such as component sourcing. At various times and in various amounts, there are some hedges of firm commitments not yet on the balance sheet, and there could be hedges of anticipated transactions in the future. The Company operates in many countries both from a manufacturing and selling standpoint, has many competitors operating in many countries, and has a vast number of products. Some combination of significant changes in foreign exchange rates and the reaction of our many competitors could have a material effect on expected transactions (other than firm commitments or anticipated transactions) and on the Company's financial results in future years. Individual business units have the primary responsibility to mitigate the effect of foreign currencies and for determining whether to hedge a firm commitment or transaction since both the underlying business profitability and any currency financial instrument hedge are reflected within their respective results. Furthermore, these individual business units also are responsible for new products, pricing, sourcing of components, new plant locations, capacity utilization by location, currency risk sharing clauses in purchase orders or sales contracts, and other factors, which significantly impact the effect of changing currencies on their businesses. The Company believes that the largest potential effect on the Company from foreign currencies may come from the effect of changes in foreign currencies on our competitors and their reaction to such changes. Most of the Company's net investment in foreign subsidiaries are not hedged because they are permanent investments. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly as are the underlying investments and the results are recorded in the financial statements.

     As of December 31, 1993 and 1992, the Company had net outstanding foreign exchange contracts totaling $955 million and $551 million, respectively, The following schedule shows the five largest foreign exchange hedge positions as of December 31, 1993:

     IN MILLIONS OF U.S. DOLLARS

     Buy (Sell)                             1993           1992

     Japanese Yen                           (338)          (182)
     British Pound Sterling                 (215)            26
     German Deutsche Mark                   (143)           (74)
     Italian Lira                            (73)           (40)
     French Franc                            (44)            69

     As of December 31, 1993, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred gains on forward contracts which hedge designated firm commitments totaled $1.7 million at December 31, 1993. As of December 31, 1993, combination options, all of which are cylinder options and are designated as hedges of firm commitments, totaled $81 million and the corresponding net deferred loss totaled $6.7 million. A cylinder is composed of a pair of options in which one option is purchased to provide downside protection, and the other option is sold, limiting upside return, in order to reduce the premium paid.

STRATEGIC INVESTMENT: The Company further advanced its strategic investment in the IRIDIUM (Trademark symbol and Servicemark symbol inserted here) and global communications system. The system is being developed by Iridium, Inc., a private, international consortium of telecommunications and industrial companies. The Company has reduced its ownership in Iridium, Inc. from 100% to approximately 29% and intends to further reduce its ownership to not less than 15% over time. At December 31, 1993, the Company's equity investment in and commitments to make equity investments in Iridium, Inc. totaled $231.3 million; additionally, it has committed, subject to action by the Iridium, Inc. Board, to additional equity investments totaling approximately $60 million. The Company's initial investment in Iridium, recorded during 1993, is included in the Consolidated Balance Sheet category "Other Assets". Iridium, Inc. will require additional funding from various sources in order to complete the global communications system, which is expected to take place over the next five years.

     The Company has executed two contracts with Iridium, Inc., for the construction and operation of portions of the global communications system, providing for approximately $6.3 billion in payments by the consortium over a ten year period; the Company has in turn entered into significant subcontracts for portions of the system, for which it will generally remain obligated even if Iridium, Inc. is unable to satisfy the terms of the contracts with the Company, including funding. Separately, the Company is making significant investments to produce ancillary products for the system, such as subscriber units.

     In addition to Iridium, the Company continues to increase its investment in strategic joint ventures. These investments are also included in the Consolidated Balance Sheet category "Other Assets".

TRANSFER OF SPECIALIZED MOBILE RADIO BUSINESSES, SYSTEMS, AND LICENSES: The Company has signed agreements in principle with Dial Page, Inc., CenCall Communications Corp., and Nextel Communications Inc., under which the Company agreed to transfer substantially all of its 800 MHz specialized mobile radio businesses, systems and licenses in the United States, along with cash, in exchange for stock and warrants in these companies. Binding agreements to complete these transactions are subject to various conditions, including agreement on definitive documents, approvals by the Federal Communications Commission and other governmental agencies, and the shareholders of each of the three companies. The Company may receive approximately 11.74 million shares of Dial Page, Inc. stock and a warrant to purchase an additional 1 million shares at specified, increasing prices; 11.5 million shares of CenCall Communications Corp. common stock and a warrant to purchase an additional 4 million shares at specified, increasing prices; and 35.5 million shares of Nextel Communications Inc. common stock, subject to certain adjustments. In connection with these agreements, those companies have agreed to enter into purchase agreements to use Motorola Integrated Radio System technology on those systems. These agreements in principle provide that the Company will lend or guarantee approximately $440 million in connection with these transactions, which may result in some concentrations of credit risk. The agreements in principle further provide that the Company will acquire certain managed licenses (or substitutes) within specified periods.

ENVIRONMENTAL MATTERS: Regulating agencies are proposing regulations and interpreting legislation in a manner that allows retroactive imposition of remedial requirements. The Company is engaged in a number of remedial efforts, some of which have been identified as Superfund sites under the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980, or similar state laws. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable. At the end of 1993, the Company has accrued liabilities for the remedial efforts of approximately $42 million. However, due to their uncertain nature, the amounts accrued could differ, perhaps significantly, from the actual costs incurred. These amounts assume no substantial recovery of costs from any insurer. The remedial efforts include environmental cleanup costs, and communication programs. These liabilities represent only the Company's share of any possible costs incurred in environmental cleanup sites, since in most cases, potentially responsible parties other than the Company may exist.

STOCK SPLIT: On February 1, 1994, the Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, to stockholders of record on March 15, 1994, payable on April 18, 1994. On the same day, the Board of Directors approved an increase of 27% in the quarterly dividend.

RESEARCH AND DEVELOPMENT: Expenditures increased to $1.52 billion in 1993, up from $1.31 billion in 1992 and $1.13 billion in 1991. The Company continues to invest approximately 9% of every sales dollar in product development and technological advances, and continues to believe that a strong commitment to research and development will drive long-term growth.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations reached a record $2.31 billion in 1993 compared with $1.96 billion in 1992 and $1.36 billion in 1991.

     Accounts receivable levels grew at a significantly slower pace than sales. The number of weeks that accounts receivable were outstanding was reduced to 6.1 for 1993 from 7.1 for 1992. Accounts receivable weeks improved as a result of better performance and a higher mix of semiconductor and subscriber product sales. While the Company's inventory levels also grew, the inventory turns improved to 5.8 in 1993 from 5.1 in 1992. Inventory turns improved, in part, as a result of the Company's cycle time reduction initiative.

     The Company's ratio of net debt to net debt plus equity was 11.9% for 1993 compared with 15.2% in 1992.

     As of December 31, 1993, the zero coupon notes referred to as Liquid Yield Option (Trademark symbol inserted here) Notes ("LYONs (Trademark symbol inserted here)"), due 2009, have a face value of $744 million. During 1993, various holders of the 2009 LYONs exercised conversion rights for approximately 568,000 notes ($216 million carrying value).

     On September 27, 1993, the Company issued $480 million principal amount at maturity of LYONs due 2013, for net cash proceeds of $301 million. The 2013 LYONs are subordinated to all existing and future senior indebtedness of the Company, rank on a parity with the 2009 LYONs, and may be redeemed by the holders prior to the stated maturity. The 2013 LYONs are convertible into the Company's common stock at a conversion rate of 5.589 shares per LYON.

     In March 1993, the Company issued $200 million in aggregate principal amount of 6.5% 15-year notes, which fully depleted its shelf registration statement. In 1993, the Company redeemed all of its 8% sinking fund debentures due 2007 which were then outstanding. In 1994, the Company intends to call the 11.5% Eurodollar notes due 1997.

     As of December 31, 1993, the Company had domestic and international credit facilities totaling $1.88 billion, of which $1.48 billion remain unused. Cash generated from operations and available credit facilities provides support for short-term funding requirements.

     As of December 31, 1993, the Company's finance subsidiary has outstanding floating to fixed interest rate commercial paper swaps totaling $75 million which effectively lock-in the interest rate spread earned on some of its assets, as further described in Note three to the Consolidated Financial Statements. The net impact of the interest rate swaps totaled approximately negative 0.2 percent of 1993 net earnings.

     Capital expenditures required to support current and long-term growth increased to $2.13 billion from $1.39 billion in 1992. The expenditures for 1994 are expected to be higher than the 1993 level. The 1991 expenditures totaled $1.32 billion. The Semiconductor Products segment continues to comprise the largest portion of fixed asset expenditures, with 53% of all such investments.

LYON (Trademark symbol inserted here) is a trademark of Merrill Lynch & Co., Inc.