Form 10-Q
period 1994-10-01
MOTOROLA INC
filed 1994-11-04
CIK 68505

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                               (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ending    October 1, 1994

                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from     __________ to _________

Commission file number:         1-7221

                                 MOTOROLA, INC.
              (Exact name of registrant as specified in its charter)

Delaware                      36-1115800
(State of Incorporation)      (I.R.S. Employer Identification No.)

         1303 E. Algonquin Road, Schaumburg, Illinois  60196
         (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code:  (708)576-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock, as of the close of business on October 1, 1994:

             Class                        Number of Shares

      Common Stock; $3 Par Value            569,168,059

            MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                            INDEX

PART I

  FINANCIAL INFORMATION                                   PAGE

  Item 1  Financial Statements

          Statements of Consolidated Earnings
          Three-Month and Nine-Month Periods ended
          October 1, 1994 and October 2, 1993              3

          Condensed Consolidated Balance Sheets at
          October 1, 1994 and December 31, 1993            4

          Statements of Condensed Consolidated Cash Flows
          Nine-Month Periods ended
          October 1, 1994 and October 2, 1993              5

          Notes to Condensed Consolidated Financial
          Statements                                       6

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8

PART II

  OTHER INFORMATION

  Item 1  Legal Proceedings                               15

  Item 2  Changes in Securities                           15

  Item 3  Defaults Upon Senior Securities                 15

  Item 4  Submission of Matters to a Vote of Security
          Holders                                         15

  Item 5  Other Information                               15

  Item 6  Exhibits and Reports on Form 8-K                15

                      PART I - FINANCIAL INFORMATION
              MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED EARNINGS
                             (UNAUDITED)
                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                 Oct. 1,    Oct. 2,       Oct. 1,   Oct. 2,
                                  1994       1993          1994       1993

Net sales                        $ 5,660    $ 4,408      $ 15,792  $ 11,970

Costs and expenses
  Manufacturing and
    other costs of sales           3,539      2,712         9,826     7,327
  Selling, general and
    administrative expenses        1,106        974         3,166     2,676
  Depreciation expense               379        298         1,051       841
  Interest expense, net               41         36           116       108
    Total costs and expenses       5,065      4,020        14,159    10,952
Earnings before income taxes         595        388         1,633     1,018
Income taxes provided on
  earnings                           215        134           588       336
Net earnings                     $   380    $   254      $  1,045   $   682


Net earnings per share

Primary and Fully diluted:
  Net earnings per share          $ 0.65    $  0.44       $  1.79   $  1.20
  Average common and common
   equivalent shares outstanding,
   fully diluted (in millions)(1)  589.7      579.1         589.7     579.1

Dividends paid per share         $  .070    $  .055       $  .195   $  .165



(1) Average primary common and common equivalent shares outstanding for the three and nine months ended October 1, 1994 and October 2, 1993 were 589.1 million and 577.0 million, respectively.

See accompanying notes to condensed consolidated financial statements.

               MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                               (IN MILLIONS)


                                               Oct. 1,        December 31,
                                                1994              1993
     ASSETS
Cash and cash equivalents                      $   734             $   886
Short-term investments                             330                 358
Accounts receivable, less allowance for
  doubtful accounts (1994, $111; 1993, $91)      3,282               2,476
Inventories                                      2,564               1,864
Other current assets                             1,561               1,129
  Total current assets                           8,471               6,713
Property, plant and equipment, less
  accumulated depreciation
(1994, $5,022; 1993, $4,160)                     6,594               5,547
Other assets (1)                                 1,493               1,238
  Total Assets                                 $16,558             $13,498


     LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable and current portion of
  long-term debt                             $   1,900             $   555
Accounts payable                                 1,527               1,338
Accrued liabilities                              2,875               2,496
  Total current liabilities                      6,302               4,389
Long-term debt                                   1,148               1,360
Other liabilities                                1,493               1,340
Stockholders' equity (1)                         7,615               6,409
  Total liabilities and stockholders' equity   $16,558             $13,498

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

              MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
             STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                              (UNAUDITED)
                             (IN MILLIONS)

                                                     NINE MONTHS ENDED
                                                     Oct. 1,    Oct. 2,
                                                      1994       1993

NET CASH PROVIDED BY OPERATIONS                     $  1,022    $ 1,253


INVESTING

  Payments for property, plant and equipment          (2,318)    (1,298)
  (Increase) Decrease in short-term investments           28        (71)
  Other investing activities                            (161)      (238)


  Net cash used for investing activities              (2,451)    (1,607)

FINANCING

  Increase in notes payable and
    current portion of long-term debt                  1,345        211
  Increase (decrease) in long-term debt                   (8)       371
  Payment of dividends to stockholders                  (109)       (91)
  Other financing activities                              49         91


  Net cash provided by financing activities            1,277        582


Net increase (decrease) in cash and
  cash equivalents                                   $  (152)   $   228
Cash and cash equivalents, beginning of year         $   886    $   677
Cash and cash equivalents, end of period             $   734    $   905

                   SUPPLEMENTAL CASH FLOW INFORMATION
                             (IN MILLIONS)

                                                      NINE MONTHS ENDED
                                                      Oct. 1,   Oct. 2,
                                                       1994       1993
Non-Cash Activities:
Conversion of zero coupon notes due 2009                 $225      $209
Issuance of common stock for investment acquisition        --       $36


See accompanying notes to condensed consolidated financial statements.

                MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.  BASIS OF PRESENTATION

   The Condensed Consolidated Balance Sheet as of October 1, 1994, the Statements of Consolidated Earnings for the three-month and nine-month periods ended October 1, 1994 and October 2, 1993, and the Statements of Condensed Consolidated Cash Flows for the nine-month periods ended October 1, 1994 and October 2, 1993 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 1, 1994 and for all periods presented, have been made.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 annual report to stockholders, and the Company's December 31, 1993 Form 10-K, as amended by Form 10-K/A, dated October 21, 1994. The results of operations for the three-month and nine-month periods ended October 1, 1994 are not necessarily indicative of the operating results for the full year.

   Motorola adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994, which increased Other Assets and Stockholders' Equity on Motorola's unaudited condensed consolidated balance sheet at October 1, 1994 by immaterial amounts. Investments in debt and equity securities are reported at fair value, except for debt securities the Company intends to hold to maturity which are stated at cost. Fair values are estimated based on quoted market prices and interest rates as of the balance sheet date.

2.  INVENTORIES

   Inventories consist of the following (in millions):

                                                    Oct. 1,    Dec. 31,
                                                     1994        1993

   Finished goods                                   $   772     $   584
   Work in process and production materials           1,792       1,280
                                                    $ 2,564     $ 1,864


3.  INCOME TAXES

   The Internal Revenue Service (IRS) has examined the federal income tax returns for Motorola, Inc. through 1985 and the returns have been settled through that year. The settlement did not result in a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. The IRS has completed its field audit of the years 1986 and 1987. In connection with these audits, the IRS has proposed adjustments to the Company's income and tax credits for those years which would result in substantial additional tax. The Company disagrees with certain of the proposed adjustments and is contesting them. In the opinion of the Company's management, the final disposition of these matters, and proposed adjustments from other tax authorities, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

4.  SUPPLEMENTAL CASH FLOWS INFORMATION

   Cash payments for income taxes were $715 million during the first nine months of 1994 and $163 million for the same period a year earlier. The increase in cash payments for income taxes results primarily from the required quarterly estimated payments on 1994's estimated income tax liabilities. This liability is expected to be higher because of the Company's higher earnings in 1994.

   Cash payments for interest expense (net of amount capitalized) were $135 million and $100 million, for the first nine-month periods of 1994 and 1993, respectively.

                MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial position and results of operations: from Motorola, Inc.'s 1993 Annual Report to Stockholders, the Letter to Stockholders - Financial Results paragraph on page 2, the Review of Operations section on pages 18 through 21, the Financial Review section on pages 22 through 24, as amended by a Form 10-K/A dated October 21, 1994, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, pages 26 through 37; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending October 1, 1994, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 7.

RESULTS OF OPERATIONS:

Motorola, Inc. reported higher sales and earnings in the third quarter and first nine months of 1994. Third-quarter sales rose 28 percent to $5.7 billion from $4.4 billion in the third quarter of 1993. In the first nine months, sales reached $15.8 billion, up 32 percent from $12.0 billion a year ago.

Third-quarter earnings were $380 million, compared with $254 million in the third quarter of 1993. Fully diluted earnings per share were 65 cents, up 48 percent from 44 cents a year earlier. Earnings in the first nine months were $1.05 billion, compared with $682 million in 1993. Fully diluted earnings per share were $1.79, up 49 percent from $1.20 a year earlier. The 1993 per-share figures are restated for a 2-for-1 stock split on April 18, 1994.

Motorola's net margin on sales (net earnings divided by net sales) was 6.7 percent in the third quarter, compared with 5.7 percent a year ago, while in the first nine months, it was 6.6 percent compared with 5.7 percent in the year- earlier period.

Revenues increased, in part, due to a higher demand for the Company's semiconductors in a widening range of applications in the telecommunications, automotive, and other businesses. The Company's profitability also continues to be positively affected by significant volume increases, driven by demand for its products, combined with its current efforts to contain costs and eliminate non-value-added activities.

Price competition in Motorola's wireless communications businesses have continued in the third quarter. The Company intends to protect, and if possible, improve its market share in these businesses by utilizing its high volume manufacturing capabilities. This may also mean tolerating lower gross margins per unit. The Company has, in the recent past, been able to offset declines in overall gross margins in its wireless businesses by limiting the percentage growth in selling, general and administrative expenses to a rate that is less than the percentage growth in revenues, although there is no assurance that the Company will continue to be able to do so. It is management's current intention to budget selling, general and administrative expense in line with this strategy.

For both the third quarter and the nine months ended October 1, 1994, there has been a gradual increase in the percent of the Company's total sales occurring in international markets. This continues a long-term trend of increasing international sales, which for all of 1993, represented 54 percent of 1993 sales. While Motorola's sales in the United States are substantially higher than a year ago, domestic sales have not grown as rapidly as sales in the international markets. The Company continues to experience strong markets in Latin America, japan, Europe, Asia-Pacific and the People's Republic of China.

Motorola's manufacturing and other costs of sales during the third quarter of 1994 and 1993 were $3.5 billion, 63 percent of net sales, and $2.7 billion, 62 percent of net sales, respectively. The reasons for this increase include the continued high growth of the Company's cellular subscriber business, which experiences lower gross margins than the Company's average gross margins, and the higher manufacturing costs experienced in the Company's semiconductor business, resulting from inefficiencies associated with the process of creating major elements of new manufacturing capacity.

Motorola's Semiconductor Product Sector continues to experience limits on the amount of orders it can accept for certain types of products, due to capacity constraints. These constraints may also restrict somewhat Motorola's ability to ship cellular telephones and certain other products. If customer demand for semiconductors and wireless communications products remains strong, Motorola does not expect that these capacity constraints will ease until sufficient wafer fabrication capacity becomes available. A small amount of this incremental capacity is presently expected to become available late in the fourth quarter of 1994.

Motorola's selling, general and administrative expenses during the third quarter of 1994 were $1.1 billion, 20 percent of sales, compared to $974 million, 22 percent of sales in the same quarter a year ago. By comparison to the third quarter of 1994, the third quarter of 1993 included a higher level of expenses for recurring charges related to the Company's ongoing evaluation of its operations and its efforts to reduce non-valued added activities.

Property, plant and equipment, less accumulated depreciation, has increased $1.0 billion since December 31, 1993, due to the semiconductor business and other capacity expansions. Depreciation expense increased 27 percent for the third quarter of 1994 in comparison to the year earlier period due to increased fixed asset expenditures, which were primarily driven by semiconductor business requirements.

The Company uses financial instruments to hedge, and therefore help reduce, its overall exposure to the effects of currency fluctuations on cash flows of foreign operations and investments in foreign countries. The Company's strategy is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments. Motorola does not speculate in these financial instruments for profit on the exchange rate price fluctuations alone. Motorola does not trade in currencies for which there are no underlying exposures, and the Company does not enter into trades for any currency to intentionally increase the underlying exposure.

Essentially all the Company's non-functional currency receivables and payables denominated in major currencies which can be traded on open markets are hedged. Some of the Company's exposure is to currencies which are not traded on open markets, such as those in Latin America and China, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and other means, such as component sourcing. Currently, the Company primarily hedges only firm commitments and net investments. The Company expects that there could be hedges of anticipated transactions in the future. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly as are the underlying investments and the results are recorded in the financial statements.

As of October 1, 1994 and October 2, 1993, the Company had net outstanding foreign exchange contracts totaling $1.0 billion and $853 million, respectively. The following schedule shows the five largest foreign exchange hedge positions as of October 1, 1994, and the corresponding positions at October 2, 1993:

                                       MILLIONS OF U.S. DOLLARS

 Buy (Sell)                            October 1,    October 2,
                                         1994           1993

 Japanese Yen                             (484)         (218)
 German Deutsche Mark                     (221)          (95)
 French Franc                              (66)           32
 British Pound Sterling                    (59)          209
 Spanish Peseta                            (58)          (47)


As of October 1, 1994 and October 2, 1993, outstanding foreign exchange
contracts primarily consisted of short-term forward contracts.   Net deferred
losses on these forward contracts which hedge designated firm commitments totaled $7 million at October 1, 1994. As of October 1, 1994, combination options, all of which are cylinder options and are designated as hedges of firm commitments, totaled $2 million and the corresponding net deferred loss totaled $100,000. A cylinder option is composed of a pair of options in which one option is purchased to provide downside protection, and the other option is sold, limiting upside return, in order to reduce the premium paid.

As of October 1, 1994, the Company's finance subsidiary has outstanding floating to fixed interest rate commercial paper swaps totaling $75 million which effectively lock-in the interest rate spread earned on some of its assets, as further described in note three of the Consolidated Financial Statements disclosed in Motorola, Inc.'s 1993 Annual Report.

General Systems Sector's segment sales rose to $2.2 billion during the third quarter of 1994, an increase of 63 percent from the third quarter of 1993. Operating profits were higher. The Sector's growth in sales and operating profits was driven by significant sales volume increases. As the number of cellular telephone subscribers approaches 50 million worldwide, the Sector has experienced a significant increase in demand for both cellular subscriber and infrastructure products. Orders increased 61 percent, as worldwide cellular orders again grew rapidly for both subscriber and infrastructure equipment.

Segment sales in the Semiconductor Products Sector during the third quarter of 1994 rose 18 percent to $1.8 billion, the 23rd consecutive quarter of growth. Orders rose 18 percent and operating profits were higher. Among the major regions, order growth was highest in Europe followed by the Americas and Japan. Within market segments, orders increased in automotive, communications, distribution, computers and consumer electronics. Within major product groups, orders increased in communications and power devices, bipolar analog and MOS digital-analog products, microcontrollers and memories. The Sector has seen a decline in orders for one product line of its microprocessors, primarily as the result of a major customer's transition to a newer technology, which the customer is presently purchasing from another supplier liquidity or results of operations. While segment operating profits were higher, gross margins were lower because the Sector has experienced higher costs resulting from inefficiencies associated with the process of creating major elements of new manufacturing capacity.

In the Communications Segment businesses, composed of the Land Mobile Products Sector and the Paging Products and Wireless Data Groups, sales rose 23 percent during the third quarter of 1994 to $1.5 billion and operating profits were higher than a year ago. Orders increased 16 percent from the third quarter of 1993. Land Mobile Products Sector orders increased, led by new digital technologies and wide-area trunking systems. The amount of Land Mobile Products order growth from domestic orders was approximately the same as the amount of growth from international orders. Orders for Motorola Integrated Radio System (MIRS) equipment contributed significantly to the order growth. Nextel Communications, Inc. committed to a substantial purchase, over the next five years, of MIRS equipment, which offers voice dispatch, wireless phone, text messaging and data capabilities. Paging orders also increased overall. Order growth was experienced in the United States, Europe, and Japan when compared to last year's third quarter, offset by substantially lower orders in the rest of the world. Paging orders from China were flat when compared to the third quarter last year.

In the Government and Systems Technology Group, segment sales during the third quarter declined 35 percent to $210 million. Orders were 21 percent lower than a year ago, when the group recorded a $375 million order as part of the initial funding of the Iridium global wireless personal communications system. Excluding the Iridium program, orders would have been higher than a year ago. An operating loss was incurred, compared to a profit a year ago. Development of the Iridium system continued with all scheduled milestones achieved during the quarter.

In the Automotive, Energy and Controls Group, sales rose 70 percent, orders were 69 percent higher, and operating profits were higher. Automotive electronics demand was high in the U.S. and Europe. Demand for component and energy products, used primarily within Motorola's wireless communications businesses, remained strong. In the Information Systems Group, group sales
rose 2 percent. Orders were flat, and operating profits were higher.   The
results for both of these Groups are reported as part of the "Other Products" segment.

LIQUIDITY AND CAPITAL RESOURCES:

Net accounts receivable increased $806 million since December 31, 1993, largely due to the Company's significant revenue growth during the first nine months of 1994 and an increase in the number of weeks of receivables to 7.1 from 6.1 at December 31, 1993.

Inventories at October 1, 1994 increased by 38 percent, or $700 million compared to inventories at December 31, 1993. The Government Systems and Technology Group was a contributor to the increase in inventory due to material requirements for the Iridium global personal communications system. In addition, the Cellular Subscriber Group within Motorola's General System Sector increased inventory in order to help improve responsiveness to customer orders.

The Company's notes payable and current portion of long-term debt increased to $1.9 billion at October 1, 1994, an increase of approximately 242% from the amount at December 31, 1993, primarily due to increased capital expenditures, material requirements, funding of acquisitions, increasing federal income tax payments, and funding of the Motorola Profit Sharing and Pension trusts. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity rose to 22.7 percent at October 1, 1994 from 11.9 percent at December 31, 1993. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.34 at October 1, 1994, compared to 1.53 at December 31, 1993.

During the quarter, Motorola signed a definitive agreement with Nextel Communications, Inc. under which Motorola will receive Nextel stock in exchange for Motorola's 800 MHz specialized mobile radio service businesses, systems and licenses in the continental United States. The agreement is subject to various conditions, including regulatory approvals, completion of certain transactions, and approval by Nextel stockholders. In connection with the Nextel agreement, Motorola agreed to provide up to an additional $260 million in vendor financing, for the purchase of various specialized mobile radio equipment and services by Nextel subsidiaries. In addition, the Company has agreed to finance an additional $165 million, subject to various conditions, of purchases of equipment and services by a OneComm Corporation subsidiary.

During the quarter, the Company also signed agreements committing to purchase, directly or indirectly, approximately $224 million of common shares from Iridium, Inc. These commitments were a portion of the $733 million of additional equity commitments received by Iridium, Inc., some of which are conditional.

Motorola's research and development expense was $485 million in the third quarter of 1994, compared to $384 million in the third quarter of 1993.
During the first nine months ended October 1, 1994, research and development expense was $1,350 million, compared to $1,113 million a year ago. The Company continues to believe that a strong commitment to research and development drives long-term growth. The Company's fixed asset expenditures for the third quarter of 1994 totaled $846 million, compared to $431 million for the third quarter of 1993. During the first nine months ended October 1, 1994, fixed asset expenditures were $2,317 million, compared to $1,252 million a year ago. The Company is currently anticipating that fixed asset and research and development expenditures incurred during 1994 could total as much as approximately $3.4 billion, and approximately $1.8 billion, respectively; however, these amounts are only estimates, and the actual expenditures incurred may vary. Total fixed asset and research and development expenditures for the year ended December 31, 1993 were $2.2 billion and $1.5 billion, respectively.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, and notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was 16.7 percent based on the performance of the four preceding fiscal quarters ending October 1, 1994, compared with 13.4 percent based on the performance of the four preceding fiscal quarters ending October 2, 1993.

During the third quarter of 1994, the Company and its finance subsidiary entered into one and five year revolving domestic credit agreements totaling $1.5 billion with a group of banks, led by Chase Manhattan Bank as the agent. These agreements replaced $800 million of bilateral domestic credit facilities of the Company and its finance subsidiary and contain various conditions, covenants and representations. At October 1, 1994, the Company's total domestic and foreign credit facilities aggregated $2.5 billion, of which $256 million were used and the remaining $2.2 billion were not drawn, but were available to back up outstanding commercial paper which totaled $1.6 billion at October 1, 1994. Total domestic and foreign credit facilities at December 31, 1993 totaled $1.9 billion, of which $83 million were used and the remaining $1.8 billion were not drawn, but were available to back up outstanding commercial paper which totaled $293 million at December 31, 1993. Subsequent to October 1, 1994, the Company filed a universal shelf registration statement with the SEC covering up to $800 million of securities, including common stock, which subsequently has been made effective. No securities have been issued under this registration statement. The Company believes that if it reaches the upper limits of its capital structure ratios, it may consider an equity offering, either under the universal shelf registration statement or otherwise.



(Insert registered symbol here) Iridium is a registered trademark and service mark of Iridium, Inc.

Motorola, Inc.
Information by Industry Segment (Unaudited)

Summarized below are the Company's segment sales as defined by industry segment for the three and nine months ended October 1, 1994 and October 2, 1993:
                                           SEGMENT SALES
                                    FOR THE THREE MONTHS ENDED (1)

(In millions)                  Oct. 1, 1994     Oct. 2, 1993     % Change

General Systems Products        $  2,197         $  1,350           63
Semiconductor Products             1,772            1,506           18
Communications Products            1,456            1,182           23
Government and Systems
   Technology Products               210              322          (35)
Other Products                       617              423           46
Adjustments and eliminations        (592)            (375)          58
   Industry segment totals      $  5,660         $  4,408           28

                                            SEGMENT SALES
                                    FOR THE NINE MONTHS ENDED (1)

(In millions)                  Oct. 1, 1994     Oct. 2, 1993     % Change

General Systems Products        $  5,936         $  3,593           65
Semiconductor Products             5,100            4,176           22
Communications Products            4,112            3,338           23
Government and Systems
   Technology Products               527              594          (11)
Other Products                     1,769            1,262           40
Adjustments and eliminations      (1,652)            (993)          66
   Industry segment totals      $ 15,792         $ 11,970           32



(1) Information for 1993 has been reclassified to reflect the realignment of various business units.

                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

 The Company is currently involved in six cases pending in Phoenix, Arizona, arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. The plaintiffs in Ford et al. v. Motorola et al., filed a First Amended Complaint on September 22, 1994 in the Arizona Superior Court, Maricopa County and served the lawsuit on Motorola on September 26, 1994. Ford involves claims for personal injury by approximately forty individuals against Motorola and eleven other defendants. On August 24, 1994 the court in Baker et al. v. Motorola et al., granted plaintiffs' motion for class certification. The court certified two classes, one alleging property damage and the other seeking the establishment of a program for the monitoring and detection of health problems from the alleged pollution. The property class consists of all persons who were residents, property owners or lessees of property which overlies or is adjacent to the alleged groundwater pollution. The medical monitoring class consists of all persons who resided in Phoenix and/or Scottsdale for more than one year continuously during the years between 1955 and 1989, and who received potable drinking water containing trichloroethylene at a level equal to or exceeding 2.0 parts per billion, on average. (See Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as amended by Form 10-K/A dated October
21, 1994, and the Company's first and second quarter 1994 reports on Form 10-Q for additional disclosures regarding cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona.) In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

ITEMS 2-5
Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits
     11        Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per Share for the three months ended October 1, 1994 and October 2, 1993.

     11.1      Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per Share for the nine months ended October 1, 1994 and October 2, 1993.

     99(a)     Amendment No. 4 to the Iridium Space System
               Contract between the Company and Iridium, Inc.

     99(b)     Amendment No. 4 to the Iridium Operation and
               Maintenance Contract between the Company and Iridium, Inc.

	     (b)  Reports on Form 8-K

     During the third quarter of 1994, the Company filed one current report on Form 8-K, dated August 5, 1994, containing no financial statements, but describing, under Item 5, the announcement of the execution of an Agreement and Plan of Contribution and Merger with Nextel Communications, Inc. and others, and including a copy of the Agreement under Item 7.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MOTOROLA, INC.
                                        (Registrant)


Date: November 4, 1994             By: /s/ Kenneth J. Johnson
                                       Kenneth J. Johnson
                                       Corporate Vice President and Controller
                                       (Chief Accounting Officer and Duly
                                       Authorized Officer of the Registrant)

                                EXHIBIT INDEX


  Number    Description of Exhibit                         Page No.

  11        Motorola, Inc. and Consolidated
            Subsidiaries Primary and Fully Diluted
            Earnings Per Share for the three months
            ended October 1, 1994 and October 2,
            1993.                                             18

  11.1      Motorola, Inc. and Consolidated
            Subsidiaries Primary and Fully Diluted
            Earnings Per Share for the nine months
            ended October 1, 1994 and October 2,
            1993.                                             19

  99(a)     Amendment No. 4 to the Iridium Space
            System Contract between the Company and
            Iridium, Inc.                                     20

  99(b)     Amendment No. 4 to the Iridium Operation
            and Maintenance Contract between the
            Company and Iridium, Inc.                         24