Form 10-K405
MOTOROLA INC
filed 1995-03-24
CIK 68505

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR

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

                                                NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                     WHICH REGISTERED
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1995 was approximately $34.9 billion (based on closing sale price of $59.25 per share as reported for the New York Stock Exchange-Composite Transactions).

    The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 1995 was 588,266,574.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                         DOCUMENT                                            LOCATION IN FORM 10-K
-------------------------------------------------------------------------------------------  ---------------------
Portions of Registrant's Proxy Statement for 1995 Annual Meeting of Stockholders             Part III
Portions of Registrant's 1994 Annual Report to Stockholders                                  Parts I, II and IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


Item 1:  Business

(a)  General development of business.

Motorola, Inc. is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196 (telephone number: 708-576-5000).

Motorola, Inc., one of the world's leading providers of electronic equipment, systems, components and services for worldwide markets, is engaged in the design, manufacture and sale, principally under the Motorola brand, of a diversified line of such products. These products include two-way land mobile communication systems, paging and wireless data systems and other forms of electronic communication systems; subscriber and infrastructure equipment for the telephone market; cellular mobile and portable telephones and systems; semiconductors, including integrated circuits, discrete devices and microprocessor units; information systems products such as modems, multiplexers and network processors; electronic equipment for military and aerospace use; electronic engine controls, and other automotive and industrial electronic equipment; and multifunction computer systems for distributed data processing and office automation applications. Motorola also provides services for paging, cellular telephone, shared mobile radio and wireless data.

The term "Motorola" as used hereinafter means Motorola, Inc. or Motorola, Inc. and its subsidiaries, as the context requires.

(b)  Financial information about industry segments.

The response to this section of Item 1 is incorporated by reference to Note 7 of the Notes to Consolidated Financial Statements of Motorola's 1994 Annual Report to Stockholders.

(c)  Narrative description of business.

 SEMICONDUCTOR PRODUCTS


Semiconductors control and amplify electrical signals and are used in a broad range of electronic products, including television receivers and other consumer electronic products, solid-state ignition systems and other automotive electronic products, major home appliances, industrial controls, robotics, aircraft, missiles, space vehicles, communications equipment, computers, calculators and automatic controls.

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

The Sector sells its products worldwide to original equipment manufacturers through its own sales force. Products also are sold through a network of industrial distributors in the United States. Sales outside the United States are made through the Sector's own sales staff and through independent distributors. Products manufactured by the Sector are also supplied to other operating units of Motorola. The Sector is affected by the cyclical nature of the semiconductor industry. Available capacity, cyclical customer demands, new product introduction and aggressive pricing can have a significant impact on its business. The Sector's capacity is being increased to meet current strong market demand, but the Sector is still experiencing capacity constraints. In addition to the Sector's factory expansion program, it is actively pursuing additional capacity through the sourcing of products from outside vendors. Because of the strong market demand, the available quantity of some products have been allocated among customers, including other Motorola operating units, from time to time.

The semiconductor industry is subject to rapid changes in technology, requires a high level of capital spending and an extensive research, development and design program to maintain state-of-the-art technology. Accordingly, the Sector maintains an extensive research and development program in advanced semiconductor technology.

The Sector's backlog amounted to $2.68 billion at December 31, 1994 and $2.12 billion at December 31, 1993. The 1994 backlog amount is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1995. However, in the past, the Sector has experienced abrupt and repeated rescheduling of previously firm and even expedited orders. The estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1994 backlog actually shipped to change.

The Semiconductor Products Sector experiences intense competition from numerous competitors, including Japanese companies and several other companies around the world, ranging from large companies offering a full range of products to small companies specializing in certain segments of the market. The competitive environment is also changing as a result of increased alliances between competitors. The Sector competes in many markets, including the telecommunications, personal computer/work stations, industrial, automotive, consumer, computer, government and distributor markets. The Sector announced that it will withdraw from its military business, which is expected to take approximately eighteen months. Due to the multitude of competitors, price, service, technology and product quality are important factors in competition. The ability to develop new products to meet customer requirements and to meet customer delivery schedules are also competitive factors. Management believes that Motorola's commitment to research and development of new products combined with utilization of state-of-the-art technology should allow the Sector to remain competitive.

The Sector is not currently experiencing, nor does it anticipate, any shortages in obtaining raw materials. However, it is experiencing some extended lead times on certain raw materials due to strong industry demand, but this is not currently expected to have any material impact on the Sector's business. A significant portion of certain materials and parts used by the Sector is supplied from a single country. The Sector is actively seeking new sources of supply to decrease this dependency. With respect to other materials, the Sector is constantly seeking new sources of supply to minimize the risk of obtaining materials from only a few sources. Electricity, oil and natural gas are used extensively in the Sector's operations. All of these energy sources are available in adequate quantities for current and foreseeable future needs. Electricity and oil are the primary energy sources for the Sector's foreign operations, and presently, there are no shortages of these sources although the reliability of electrical power has been a problem from time to time.

Reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality of business with respect to this industry segment.

The Semiconductor Products Sector's headquarters are in Phoenix, Arizona, with manufacturing facilities in Phoenix, Mesa, Tempe and Chandler, Arizona; Irvine, California; Research Triangle Park, North Carolina, Austin, Texas; Tianjin, China; Toulouse, France; Munich, Germany; Kwai Chung and Tai Po, Hong Kong; Aizu and Sendai, Japan; Seoul, Korea; Kuala Lumpur and Seremban, Malaysia; Guadalajara, Mexico; Singapore; East Kilbride, Scotland; Carmona and Manila, the Philippines; and Chung-Li, Taiwan.


COMMUNICATIONS PRODUCTS


Communications products are designed, manufactured and sold by Motorola's Land Mobile Products Sector ("LMPS") and its Paging Products and Wireless Data Groups ("PWDG"). In 1994, both operations comprised the Company's Communications Products segment. Also, in January 1994, Motorola's Information Systems Group (consisting of Codex Corporation and Universal Data Systems, Inc.) was combined with PWDG to form the Messaging, Information and Media Sector. During 1994, this new Sector did not constitute a separate reportable industry segment, and the results of operations of the Information Systems Group were reported under

"Other Products". For 1995, the Messaging, Information and Media Sector will be reported as a separate industry segment.

As a principal supplier of mobile and portable FM two-way radio and radio paging and wireless data systems, LMPS and PWDG provide equipment and systems to meet the communications needs of individuals and many different types of business, institutional and governmental organizations. Products of LMPS and certain products of PWDG provide voice and data communication between vehicles, persons and base stations. PWDG designs, manufactures and distributes paging, data and gateway communications products on a worldwide basis. PWDG also provides network services for paging and data subscribers through wholly-owned and operated businesses and domestic and international joint ventures. LMPS provides network services for two-way radio subscribers in international markets through joint ventures.

The principal customers for two-way radio and radio paging products include public safety agencies, such as police, fire, highway maintenance departments and forestry services; petroleum companies; gas, electric and water utilities; telephone companies; diverse industrial companies; mining companies; transportation companies such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals; and companies in the construction, vending machine and service businesses. Also, there is a growing base of paging and wireless data customers using the products for personal and family communication needs. These products are also sold and leased to various federal agencies for many uses. No one customer or a few customers represent a material part of the business of the Communications Products segment. However, PWDG and LMPS each has a few customers that collectively may be material to their respective businesses.

Users of two-way radios are regulated by a variety of governmental and other regulatory agencies throughout the world. In the United States, users of two-way radios are licensed by the Federal Communications Commission ("FCC") which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. The FCC's authority includes, among other things, the power to classify radio stations, prescribe the nature of the service to be rendered by each class of station, assign frequencies to the various classes of stations and regulate the kinds of equipment which may be used. Regulatory agencies in other countries have similar types of authority. Consequently, the business of this segment and other segments may be affected by the rules and regulations adopted by the FCC or regulatory agencies in other countries from time to time.

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

LMPS also manufactures and sells signaling and control systems and communication control centers used in two-way radio operations.

This segment carries on an extensive product development program. Its products make substantial use of solid-state semiconductor components, including large-scale integrated circuits.

The products manufactured and marketed by LMPS are sold directly through its own distribution force, or through independent authorized distributors and dealers, commercial radio service operators and independent commission sales representatives. Leasing and conditional sale arrangements are also made available to customers. The direct distribution force also provides systems engineering and technical services to meet the customer's particular needs. The customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of Motorola authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations. The majority of the leases and conditional sale contracts entered into by LMPS are sold to several unaffiliated finance companies and banks on terms which, in most instances, provide recourse to Motorola with certain limitations. Some leases and conditional sale
contracts are sold to a Motorola finance subsidiary.   Subscriber units are sold
directly and through indirect
distribution channels. Personal wireless communicators in the U.S. market are distributed through resellers and computer retailers. Pagers are sold directly and to service providers.

This segment's backlog amounted to $2.02 billion at December 31, 1994 and $1.71 billion at December 31, 1993. The 1994 backlog amount is believed to be generally firm, and approximately 96% of that amount is expected to be shipped during 1995. The estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1994 backlog actually shipped to change.

This segment experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to foreign state-owned telecommunications companies to many small, specialized firms. The principal manufacturing operations of many competitors are located outside of the United States. Competitive factors for LMPS include: price, product performance, product quality, quality and availability of service, and quality and availability of systems engineering, and for PWDG include: price, quality, volume, service and technology, with no one factor being dominant. Management believes that Motorola's commitment to research and development programs for improving existing products and developing new products and its utilization of state-of-the-art technology should allow this segment to remain competitive.

Availability of materials and components required by this segment is relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages. Direct sourcing of materials and components from foreign suppliers is becoming more extensive. LMPS operates certain offshore subassembly plants, the loss of one or more of which could constrain its production capabilities. Natural gas, electricity and, to a lesser extent, oil, are the primary sources of energy. Current supplies of these forms of energy are considered to be adequate for this segment's United States and foreign operations. PWDG carries significant amounts of paging production inventory to help reduce delivery cycle time. LMPS provides custom products based on assembling basic units into a large variety of models or combinations. This requires stocking of inventories and large varieties of piece parts as well as a variety of basic level assemblies to meet short delivery requirements.

Reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this segment.

Information with respect to transfer of LMPS's 800 MHz specialized mobile radio service businesses, systems and licenses in the United States is incorporated by reference to the information under "Communications Products" under the caption "Financial Review" and in Note 6 of the Notes to Consolidated Financial Statements of Motorola's 1994 Annual Report to Stockholders.

This segment's headquarters are located in Schaumburg, Illinois, with manufacturing facilities in Schaumburg, Illinois; Boynton Beach and Plantation, Florida; Mount Pleasant, Iowa; Ft. Worth, Texas; Tianjin, China; Bangalore, India; Dublin, Ireland; Arad, Israel; Penang, Malaysia; Vega Baja, Puerto Rico; Taunusstein, Germany; and Singapore.


GENERAL SYSTEMS PRODUCTS


General systems products are designed, manufactured and sold by Motorola's General Systems Sector which includes the Cellular Subscriber Group, the Cellular Infrastructure Group, the Network Ventures Division, Personal Communications Systems Division ("PCS") and the Motorola Computer Group.

The Cellular Subscriber and Infrastructure Groups manufacture, sell, install and service cellular infrastructure and radiotelephone equipment. In addition, the Cellular Subscriber Group resells cellular line service in the U.S., New Zealand, Germany, France and the U.K. markets. The Network Ventures Division is a joint venture partner in cellular and telepoint operating systems in Argentina, Uruguay, Hong Kong, Israel, Chile, Mexico, Thailand, Pakistan, Nicaragua, Dominican Republic, Russia, Honduras, Jordan, Lithuania and Japan. The Cellular Infrastructure Group products include electronic exchanges (i.e., telephone switches), base site controllers and radio base stations. Radiotelephone products include mobile, portable, personal and transportable radiotelephones with various options, personal communications equipment and cordless telephones. PCS products include subscriber and infrastructure equipment for the telephone market. Products are marketed worldwide through original equipment manufacturers, carriers, distributors, dealers, retailers and, in certain countries, through a direct sales force. Financing of cellular and personal communications infrastructure equipment is sometimes offered to qualifying customers.

Radio frequencies are required to provide cellular service. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated for cellular services. The growth of the cellular and personal communications industry may be affected if adequate frequencies are not allocated for its use, or alternatively, if new technology is not developed to increase capacity on presently allocated frequencies.

The Motorola Computer Group develops, manufactures, sells and services multi-function computer systems and board level products, together with operating systems and system enablers based on the Motorola 68000, 88000 and Power PC series microprocessors. These products are sold worldwide to a variety of customers, some of whom produce computer products which compete with the Group. The Computer Group's products are marketed to end-users, original equipment manufacturers, value added resellers and distributors throughout the world. The Motorola Computer Group also markets computer products and peripherals that it does not manufacture.

General Systems products are subject to constant changes in technology. Consequently, the Sector has an extensive research and development program.

The Sector's backlog amounted to $1.7 billion at December 31, 1994 and $1.2 billion at December 31, 1993. The 1994 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1995. The estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1994 backlog actually shipped to change.

The General Systems Sector experiences intense competition from numerous competitors ranging from some of the world's largest companies to small, specialized firms. The Sector competes in markets worldwide. Competitive factors in the market for the products are price, service, delivery, technological capability, product quality and product and system performance.
An additional factor for the Motorola Computer Group products is the availability of software products to address specific user applications. Participation in a very competitive industry requires a continuing high level of investment in technology. Management believes that Motorola's commitment to research and development programs for improving existing products and developing new products and its utilization of state-of-the-art technology should allow the General Systems Sector to remain competitive.

Materials used in the Sector's operations are generally second-sourced to ensure a continuity of supply. Occasionally, there are shortages of required purchased components. Energy necessary for the Sector's operations consists of electricity, natural gas and gasoline, all of which are currently adequate in supply. The Sector's factories are highly automated and therefore, dependent upon a steady supply of electrical power.

Patent protection is very important to the cellular business. Also, reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality of business with respect to this industry segment.

The General Systems Sector's headquarters are located in Arlington Heights, Illinois. The Sector operates manufacturing facilities in Tempe, Arizona; Arlington Heights, Grayslake, Harvard and Libertyville, Illinois; Swindon, England; Penang, Malaysia; Easter Inch, Scotland; Flensburg, Germany; Arad, Israel; and Tianjin, China. The Sector also has a joint venture manufacturing operation in Austria.

GOVERNMENT AND SPACE TECHNOLOGY PRODUCTS


The Government and Space Technology Group (formerly the Government and Systems Technology Group) is engaged in the design, development and production of electronic systems and products, and it competes for a variety of United States Government projects and commercial business. The Group is attempting to expand the application of its core capabilities to support global growth opportunities within other Motorola businesses. The Group produces products related to electronic and communications equipment that has various applications based upon customer requirements of the Group's three business segments: government, commercial and Satellite Communications. The government business segment, known as the Government Electronics Division, primarily does research, development and production work under contracts with governmental agencies, but also conducts independent research and development programs. The government business segment produces products such as diversified military and space electronic equipment, including aerospace telecommunications systems, military communications equipment, radar systems, data links, display systems, positioning and navigation systems, instrumentation products, countermeasures systems, missile guidance equipment, electronic ordnance devices and drone electronic systems. The government business segment has been predominantly dependent upon the United States Government as its main customer, acting as either a prime contractor or a subcontractor to other prime contractors. The total loss of all of this business could have a material adverse effect on the Group. Contracts are secured from United States Government agencies and their suppliers by negotiation and competitive bidding. The government procurement environment is becoming more competitive and is highly regulated. Competition has increased substantially in all aspects of the government business due to a slowdown in procurement resulting from a lower defense budget. Competitors include large and small technically competent firms. Some competitors from whom the segment procured subcontract work in the past are becoming more vertically integrated and are performing the work previously subcontracted. This segment currently expects to continue to meet competition on the basis of price and quality of product performance.

The Group diversified by applying its core technologies to other non-federal government and commercial opportunities. During 1993, the Group organized its commercial business thrusts into the Diversified Technologies Division ("DTD") which marketed products in the secure telecommunications and commercial test equipment markets. It also developed products for positioning and navigation systems, and personal alarm and reporting systems markets. However, these businesses have not grown as rapidly as expected and will be pursued less actively in 1995. The resources within DTD are expected to be re-deployed to meet the growing need for design and development services within other Motorola Sectors beginning in 1995. DTD had in place during 1994 distribution agreements with the Land Mobile Products Sector ("LMPS") for the commercial test equipment and secure telecommunications markets. However, during 1994, DTD was able to expand its own distribution network for commercial test equipment to reduce reliance on LMPS.

The Group's Satellite Communications Division (SATCOM) is developing the IRIDIUM[REGISTERED TRADEMARK] satellite-based communication system. The IRIDIUM system is a space-based wireless communications system that is being designed to provide global digital service to hand-held telephones and related equipment. The IRIDIUM system involves four components: (1) a constellation of low earth orbit satellites, (2) a centralized system control center, (3) gateways distributed throughout the world and (4) individual subscriber units including, for example, voice, data, facsimile and paging. SATCOM is the prime contractor under contracts with Iridium, Inc. to provide and launch the satellites, control the ground stations and maintain the system. During the last three years, this contract for development effort has become a significant portion of the Group's business and is expected to remain a major contributor to the Group's sales for the next few years. The loss of these contracts could have a material adverse effect on the Group. SATCOM has entered into significant subcontracts for portions of the system for which it will generally remain obligated even if Iridium, Inc. is unable to satisfy the terms of its contracts with SATCOM, including funding. IRIDIUM is a registered trademark and service mark of Iridium, Inc.

Total sales for the Group include sales made to a number of free world governments and corporations. Products of the Group are marketed outside the United States by a few distributors, by independent representatives and by the Group's own sales force. In 1994, a small percentage of the Group's business was conducted internationally, primarily through the government business sector.

The Group's backlog amounted to $1.1 billion at December 31, 1994 and $634 million at December 31, 1993. The 1994 backlog is believed to be generally firm and approximately 73% of that amount is expected to be shipped during 1995. All contracts with the United States Government are subject to cancellation at the convenience of the Government, and the contracts with Iridium, Inc. may be terminated by Iridium, Inc. pursuant to the terms set forth in the contracts. The estimate of the firmness of the 1994 backlog is subject to future events which may cause the percentage actually shipped to change.

Materials used by the Group in its operations are generally available. Natural gas and electricity are the principal types of energy used, and availability of both to the Group is currently more than adequate.

Patents are becoming more important as competition increases in a declining U.S. Government market and as the Group expands quasi-government and commercial opportunities. Also, reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this industry segment.

The Group has its headquarters in Scottsdale, Arizona, with manufacturing facilities in Scottsdale and Chandler, Arizona.


INFORMATION SYSTEMS PRODUCTS


Information systems products are designed, manufactured and sold by the Information Systems Group ("ISG"), which consisted of Codex Corporation and Universal Data Systems, Inc., which were wholly owned subsidiaries of Motorola. These two corporations have been dissolved and their businesses have been combined with other operations of Motorola.

ISG manufactures and sells high-speed leased-line and dial modems, digital transmission devices, data/voice, time division and statistical multiplexers, network management and control systems, X.25 networking equipment and local area network interconnection products. These products are offered alone, and increasingly in systems, which have been configured to transmit information among personal computers, terminals, other peripheral devices and host computers. ISG also manufactures and sells a broad line of analog and digital data communications equipment, including modems and DDS (Digital Dataphone Services) service units for dedicated and switched networks, multiplexers, ISDN (Integrated Services Digital Network) terminal adaptors, network management systems and LAN (Local Area Network) products. ISG markets a few data communication products it does not manufacture.

ISG products are sold through both domestic and international sales organizations which sell through direct and indirect channels, such as distributors and value added resellers.

Information systems products are subject to constant changes in technology. Consequently, the Group has an extensive research and development program.

ISG experiences intense competition from numerous competitors ranging from some of the world's largest companies, including AT&T and IBM, to small, specialized firms. Competitive factors in the market for these products are product quality and performance, customer service and price. Management believes that Motorola's commitment to research and development programs for improving existing products and developing new technologies and its utilization of state-of-the-art technology should allow the Group to remain competitive.

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

ISG is headquartered in Mansfield, Massachusetts where it has separate product engineering and marketing facilities. Manufacturing operations are located in Mansfield, Massachusetts and Huntsville, Alabama.


AUTOMOTIVE, ENERGY AND CONTROLS PRODUCTS


The Automotive, Energy and Controls Group manufactures and sells products in three major categories: automotive and industrial electronics; energy storage products and systems; and ceramic and quartz electronic components. The Group also includes operations which manufacture electronic ballasts for fluorescent lighting and radio frequency identification devices. The Group is involved in several joint ventures. Manufacturing facilities are located at both domestic and foreign locations.

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

The Group's headquarters is located in Northbrook, Illinois. It has manufacturing operations located in Scottsdale, Arizona; San Jose, California; Atlanta, Georgia; Northbrook, Buffalo Grove, Schaumburg and Vernon Hills, Illinois; Albuquerque, New Mexico; Elma, New York; Carlisle, Pennsylvania; Seguin, Texas; Angers, France; Stotfold, England; Tuas, Singapore; Tianjin, China; Chung-Li, Taiwan; Penang, Malaysia; Vega Baja, Puerto Rico; Dublin, Ireland; and San Jose, Costa Rica.


GENERAL

CUSTOMERS. Motorola is not dependent for a material part of its business upon a single or a very few customers. Approximately 3% of Motorola's total sales and revenues in 1994 were received from various branches and agencies, including the armed services, of the United States Government.

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

          December 31, 1994. . .   $7.594 billion
          December 31, 1993. . .   $6.006 billion

The orders supporting the 1994 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 95% of orders on hand at December 31, 1994 are expected to be shipped during 1995. However, future events may cause the percentage actually shipped to change.

Motorola has a general policy of including in its reported orders only those contracts or commitments which are written and firm, and which it believes will result in a sale within one year. For long-term contracts, only the portion to be funded within a year generally is recorded as an order. For products and contracts involving certain new technologies, and some new combinations of technologies, Motorola's general practice is to defer recognition of either revenues or profits or both revenues and profits until technological feasibility is established or customer acceptance is obtained.

RESEARCH AND DEVELOPMENT. Throughout its history, Motorola has relied, and continues to rely primarily on its research and development programs for the development of new products and its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola's industry segments on a regular basis. Research and development expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $1,860 million in 1994, $1,521 million in 1993 and $1,306 million in 1992.

In addition, research funded under customer-sponsored contracts amounted to approximately $601 million in 1994, $324 million in 1993 and $37 million in 1992.

Approximately 16,500 professional employees were engaged in such research activities (including customer-sponsored) during 1994.

PATENTS AND TRADEMARKS. Motorola owns 6,604 patents in the United States and 5,177 in foreign countries. These foreign patents are counterparts of Motorola's United States patents. Many of the patents owned by Motorola are licensed to others, and Motorola is licensed to use certain patents owned by others. In some instances, certain of the patents licensed by Motorola to others have generated significant amounts of revenue to Motorola.

During 1994, Motorola was granted 940 United States patents. Many of Motorola's patents are used in its operations or licensed for use by others.

Motorola considers its trademark "MOTOROLA" and the "M" symbol to be valuable assets. These are protected through trademark registrations. Other trademarks of Motorola are protected and registered in the relevant markets, but are used only on limited product lines.

CORPORATE MISSION. Motorola's corporate mission is to grow rapidly, in each of its chosen arenas of the electronics industry, by providing its worldwide customers what they want, when they want it, with six sigma quality (virtually zero defects, i.e., no more than 3.4 parts per million defective) and best-in-class cycle time, as it strives to achieve its fundamental objective of total customer satisfaction and to achieve its stated goals of increased global market share; best-in-class people, marketing, manufacturing, technology, service and product software, hardware and systems; and superior financial results. To try to fulfill this mission, Motorola has concentrated on five key operational initiatives: first, designing products that will accept reasonable variation in component parts, developing manufacturing processes that will produce minimum variation in final output product and designing systems that will achieve six sigma performance; second, examining the total product system to reduce the cycle time from when an order is placed or a product is conceived until it is delivered; third, emphasizing the need for product development, environmental and manufacturing disciplines to work together; fourth, attempting to improve profits through implementing a long-term, customer-driven approach that shows it where to commit its resources to give customers what they want; and fifth, empowerment for all, in a participative, cooperative and creative workplace to achieve more synergy, greater efficiency and improved quality within and among organizations. In addition, it has tried to develop the following key attributes or elements of a successful quality program: leadership; communications; training; establishing high goals and high expectations; providing for recognition; and developing a participative, cooperative, creative and receptive culture. Motorola strives to build on the skills of its people and its growing portfolio of technologies to create the platforms upon which whole new global industries are born. In doing so, Motorola draws on the creativity and wealth of experience of its people in all cultures.

ENVIRONMENTAL QUALITY. Motorola operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The balance of the response to this section of Item 1 is incorporated by reference to Note 6 of the Notes to Consolidated Financial Statements under the caption "Environmental and Legal" and the information contained in Motorola Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Matters" in Motorola's 1994 Annual Report to Stockholders.

MISCELLANEOUS. At December 31, 1994, there were approximately 132,000 employees of Motorola and its subsidiaries. The business of Motorola and its industry segments is not seasonal to any significant extent overall, although the Semiconductor Products Sector has tended to have stronger, seasonally-adjusted sales in the first half of the year, and sales of products in consumer markets tend to increase in the fourth quarter. Also, as the market for paging products in China has matured, a seasonal pattern has developed in which orders decline in the fourth and first quarters. The increase in large system orders in the Cellular Infrastructure Group and the Land Mobile Products Sectors could increase the volatility of orders, revenues and profits recognized in any particular period. Radio frequencies are required to use many of Motorola's products and services. These frequencies and their use are regulated by a variety of agencies throughout the world. The growth in cellular and other wireless communications products could be affected if adequate frequencies are not allocated for their use, or through regulation or regulatory changes. In the United States, the Federal Communications Commission has broad authority to make the rules and regulations and prescribe restrictions and conditions on the use of radio frequencies. Many countries, including the United States, are currently in the process of making available a significant number of additional licensed radio frequencies.

(d) Financial information about foreign and domestic operations and export sales.

Domestic export sales to third parties were $2.97 billion in 1994, $1.83 billion in 1993 and $1.14 billion in 1992. Domestic export sales to affiliates were $4.40 billion in 1994, $3.16 billion in 1993 and $2.32 billion in 1992.

The remainder of the response to this section of Item 1 is incorporated by reference to Note 7 of the Notes to Consolidated Financial Statements and the "Results of Operations" section of Motorola's 1994 Annual Report to Stockholders.


Item 2:  Properties

Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Its other major facilities in the United States are located in Arlington Heights, Buffalo Grove, Grayslake, Libertyville, Northbrook, Schaumburg and Vernon Hills, Illinois; Elma, New

York; Phoenix, Chandler, Scottsdale, Mesa and Tempe, Arizona; Boynton Beach and Plantation, Florida; Atlanta, Georgia; Austin, Ft. Worth and Seguin, Texas; Mount Pleasant, Iowa; Mansfield, Massachusetts; Huntsville, Alabama; Research Triangle Park, North Carolina; Albuquerque, New Mexico; Carlisle, Pennsylvania; and Irvine and San Jose, California. Motorola also operates manufacturing facilities or sales offices in 39 other countries. (See "Narrative Description of Business" for information regarding the location of the principal manufacturing facilities for each industry segment.) The United States facilities (both manufacturing and administrative) owned by Motorola contain approximately 16.9 million square feet. Motorola also leases facilities in the United States containing approximately 4.5 million square feet. Motorola's facilities outside the United States contain approximately 8.3 million square feet of which approximately 3.1 million square feet are leased.

Motorola generally considers the productive capacity of the plants operated by each of its industry segments adequate and suitable for the requirements of each of such segments, except for the Semiconductor Products Sector which is engaged in a factory expansion program to meet the strong market demand for its products. Motorola is also adding production capacity for its General Systems Sector and its Paging Products Group.

The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.


Item 3:  Legal Proceedings

Motorola is a named defendant in six cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. MCINTIRE ET AL. V. MOTOROLA and CAMELHEAD EQUITIES ET AL. V. MOTOROLA ET AL. are pending in the U.S. District Court for the District of Arizona, and BAKER ET AL. V. MOTOROLA ET AL., LOFGREN ET AL. V. MOTOROLA ET AL., BENTANCOURT ET AL. V. MOTOROLA ET AL. and FORD ET AL. V. MOTOROLA ET AL. are pending in the Arizona Superior Court, Maricopa County. The MCINTIRE lawsuit, filed on December 20, 1991, involves over 900 plaintiffs who allege that the operations of Motorola at several facilities in Phoenix and Scottsdale,

Arizona have caused property damage and health problems by contaminating the soil, groundwater and air in the area surrounding those facilities. CAMELHEAD EQUITIES, filed on June 1, 1993, is a suit for business losses by four failed real estate development limited partnerships alleging that groundwater contamination caused property damage and the failure of their real estate development. The BAKER lawsuit, filed on February 11, 1992, is also a class action, involving six representative individual named plaintiffs, alleging that Motorola and other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, diminishing property values and exposing members of the class to possible adverse health effects. On August 24, 1994, the BAKER court certified two classes, a property damage class consisting of all persons who were residents, property owners or lessees of property which overlies, or is adjacent to, the alleged groundwater pollution, and a medical monitoring class consisting of all persons who resided in Phoenix and/or Scottsdale for more than one year continuously during the years between 1955 and 1989, and who received potable drinking water containing trichloroethylene at a level equal to or exceeding 2.0 parts per billion, on average. The LOFGREN, BENTANCOURT and FORD lawsuits, filed on April 6, 1993, July 16, 1993 and June 10, 1994, respectively, have been consolidated. The consolidated cases involve approximately 190 plaintiffs, alleging that Motorola and other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, causing health problems.

All six lawsuits seek compensatory and punitive damages. The MCINTIRE complaint includes personal injury and property damage claims and seeks injunctive relief. The BAKER complaint seeks damages for medical monitoring and alleges claims for property, business and economic loss and seeks declaratory and injunctive relief.

In December 1994, an agreement in principal was reached to settle the FELDMAN ET AL. V. MOTOROLA, INC. ET AL., securities law class action, subject to court approval. FELDMAN was filed on May 1, 1991 in the U.S. District Court for the Northern District of Illinois as a class action against Motorola and several of its officers for alleged violations of Section 10(b), 20(a) and 20A of the Securities Exchange Act of 1934 and SEC Rule 10b-5.

Motorola's declaratory judgment action filed on October 8, 1993 against InterDigital Communications Corporation ("IDC") is being tried by jury trial in the United States District Court for the District of Delaware. IDC claims that Motorola's TDMA technology (used in cellular products, MIRS and other areas) infringes one or more of IDC's patents. Motorola believes that the IDC patents are invalid; and if valid, that Motorola does not infringe them. If Motorola loses, the jury could award damages for past infringement. The amount of such an award cannot be predicted but could be significant. The jury could also impose royalties on future sales. Also, Motorola could be enjoined from selling infringing products. A number of Motorola's competitors have now signed licenses with IDC.

Motorola and several of its directors and officers are named defendants in three alleged class actions for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, KAUFMAN, ET AL. V. MOTOROLA, INC. ET AL.; HOFFMAN IRA ROLLOVER ACCOUNT ET AL. V. MOTOROLA, INC., ET AL.; and MILLER
V. MOTOROLA, INC., ET AL. Each proposed action is pending in the U.S. District Court for the Northern District of Illinois, and each maintains that Motorola and the individual defendants committed a fraud on the securities market by artificially inflating the price of Motorola stock. Plaintiffs propose a class period of January 9, 1995 through February 17, 1995, and seek an unspecified amount of damages.

Motorola is a defendant in several cases arising out of the Company's manufacture and sale of portable cellular telephones. VERB, ET AL. V. MOTOROLA, INC., ET AT., Circuit Court of Cook County, Illinois, 93 CH 00969, is a purported class action by purchasers of portable cellular phones against the Company and seven other corporate defendants, alleging economic loss; the trial court's dismissal of the case on legal grounds is on appeal to the Illinois Court of Appeals. SCHIFFNER V. MOTOROLA, INC., Circuit Court of Cook County, Illinois, 95 CH 1879, is another economic loss purported class action by portable cellular phone purchasers. CRIST V. MOTOROLA, INC. ET AL., Circuit Court of Cook County, Illinois, 93 CH 00969, HOFFMAN V. MOTOROLA, INC., ET AL., Circuit Court of Cook County, Illinois, 94 L 13713, WARD V. MOTOROLA, INC., ET AL., State Court of Fulton County, Georgia, 94 VS 91470 A, and WRIGHT V. MOTOROLA, INC., ET AL., Circuit Court of Cook County, Illinois, 95 L 04929, are individual personal injury cases alleging portable cellular telephone use caused and/or aggravated the plaintiffs' brain cancers. KANE V. MOTOROLA, INC., ET AL., Circuit Court of Cook County, Illinois, 93 L 15256, is an individual personal injury case brought by a Motorola employee alleging that testing of a prototype cellular telephone antenna caused his brain cancer.

The information contained in Motorola Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Matters" and in Note 6 of the Notes to Consolidated Financial Statements under the caption "Environmental and Legal" in Motorola's 1994 Annual Report to Stockholders is incorporated herein by reference.

Motorola is a defendant in various other suits, claims and investigations which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters, including those matters described above in this Item 3, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.


Item 4:  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Following are the persons who were the executive officers of Motorola as of December 31, 1994, their ages as of December 31, 1994 and their current titles and positions held during the last five years:

Gary L. Tooker; age 55; Vice Chairman of the Board and Chief Executive Officer since December 1993; President and Acting Chief Executive Officer from October 1993 to December 1993; President and Chief Operating Officer from January 1990 to October 1993; and Chief Operating Officer and Senior Executive Vice President from January 1988 to January 1990.

Christopher B. Galvin; age 44; President and Chief Operating Officer since December 1993; Senior Executive Vice President and Assistant Chief Operating Officer from January 1990 to December 1993; and Executive Vice President and Chief Corporate Staff Officer from May 1989 to January 1990.

Robert W. Galvin; age 72; Chairman of the Executive Committee of the Board of Directors since January 1990; and Chairman of the Board of Directors from November 1959 to January 1990.

John F. Mitchell; age 66; Vice Chairman of the Board and Officer of the Board since January 1988.

Keith J. Bane; age 55; Executive Vice President and Chief Corporate Staff Officer since February 1995; Senior Vice President and Chief Corporate Staff Officer from August 1994 to February 1995; Senior Vice President and Motorola Director of Strategy, Technology and External Relations from October 1993 to August 1994; and Senior Vice President and Motorola Director of Strategy from November 1988 to October 1993.

Arnold S. Brenner; age 57; Executive Vice President and General Manager, Japan Group since November 1988.

James Donnelly; age 55; Executive Vice President and Motorola Director of Human Resources (name changed from Personnel to Human Resources in 1993) since December 1987.

Thomas D. George; age 54; Executive Vice President, and President and General Manager, Semiconductor Products Sector since April 1993; Executive Vice President and Assistant General Manager, Semiconductor Products Sector from November 1992 to April 1993; and Senior Vice President and Assistant General Manager, Semiconductor Products Sector from July 1986 to November 1992.

Merle L. Gilmore; age 46; Executive Vice President, President and General Manager, Land Mobile Products Sector ("LMPS"), since July 1994; Senior Vice President and President and General Manager, LMPS, from June 1994 to July 1994; Senior Vice President and Assistant General Manager, LMPS, from July 1992 to June 1994; Senior Vice President and General Manger, Worldwide Radio Products Group, LMPS, from May 1991 to July 1992; Corporate Vice President and General Manager, Worldwide Radio Products Group, Communications Sector, from January 1991 to May 1991; and Corporate Vice President and General Manager, Portable Products Division, Communications Sector, from April 1989 to January 1991.

Robert L. Growney; age 52; Executive Vice President, and President and General Manager, Messaging, Information and Media Sector since January 1994; Executive Vice President and General Manager, Paging and Wireless Data Group from September 1992 to January 1994; Senior Vice President and General Manager, Paging and Telepoint Systems Group from January 1991 to September 1992; and Senior Vice President and General Manager, Radio Technologies Group, Communications Sector from May 1989 to January 1991.

Carl F. Koenemann; age 56; Executive Vice President and Chief Financial Officer since December 1991; Senior Vice President and Assistant Chief Financial Officer from May 1990 to December 1991; Corporate Vice President and Assistant Chief Financial Officer from January 1990 to May 1990; and Corporate Vice President and Director of Finance, General Systems Group, from May 1987 to January 1990.

James A. Norling; age 52; Executive Vice President, and President, Motorola Europe, Middle East and Africa since April 1993; and Executive Vice President, and President and General Manager, Semiconductor Products Sector from December 1989 to April 1993.

Edward F. Staiano; age 58; Executive Vice President, and President and General Manager, General Systems Sector since December 1989.

Frederick T. Tucker; age 54; Executive Vice President and General Manager, Automotive, Energy and Controls Group (name changed from Automotive and Industrial Electronics Group in 1993) since September 1992; and Senior Vice President and General Manager, Automotive and Industrial Electronics Group from April 1988 to September 1992.

Richard H. Weise; age 59; Senior Vice President, General Counsel and Secretary since November 1985.

David G. Wolfe; age 59; Executive Vice President and General Manager, Government and Space Technology Group (name changed from Government and Systems Technology Group in 1994) since November 1990; and Senior Vice President and General Manager, Government Electronics Group from January 1988 to November 1990.

Richard W. Younts; age 55; Executive Vice President and Corporate Executive Director International-Asia and Americas since December 1993; Senior Vice President and Corporate Executive Director, International-Asia and Americas from July 1991 to December 1993; Senior Vice President and President, Nippon Motorola Ltd., Japanese Group from May 1991 to July 1991; and Corporate Vice President and President, Nippon Motorola Ltd. from August 1987 to May 1991.

The above executive officers will serve as officers of Motorola until the regular meeting of the Board of Directors in May 1995 or until their respective successors shall have been elected. Christopher B. Galvin is a son of Robert W. Galvin. There is no family relationship between any of the other executive officers listed above.


                                     PART II

Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters

Motorola's Common Stock is listed on the New York, Chicago, London and Tokyo Stock Exchanges. The remainder of the response to this Item is incorporated by reference to the information under the caption "Quarterly and Other Financial Data" of Motorola's 1994 Annual Report to Stockholders.

Item 6:   Selected Financial Data

The response to this Item is incorporated by reference to the information under the caption "Five Year Financial Summary" of Motorola's 1994 Annual Report to Stockholders.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The response to this Item is incorporated by reference to the information under the captions "Financial Review", the "Financial Results" section of the Letter to Stockholders and "Review of Operations" of Motorola's 1994 Annual Report to Stockholders.


Item 8:  Financial Statements and Supplementary Data

The response to this Item is incorporated by reference to the information under the captions "Management's Responsibility For Financial Statements", "Independent Auditors' Report", "Statements of Consolidated Earnings", "Statements of Consolidated Stockholders' Equity", "Consolidated Balance Sheets", "Statements of Consolidated Cash Flows", "Supplemental Cash Flow Information", "Notes to Consolidated Financial Statements", "Quarterly and Other Financial Data" and "Five Year Financial Summary" of Motorola's 1994 Annual Report to Stockholders.


Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption "Nominees" on pages 2 through 12 of Motorola's Proxy Statement for the 1995 annual meeting of stockholders and with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant".


Item 11:  Executive Compensation

The response to this Item is incorporated by reference to the information under the caption "Director Compensation" on pages 14 and 15 of Motorola's Proxy Statement for the 1995 annual meeting of stockholders and "Summary Compensation Table," "Stock Option Grants in 1994," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Pension and Supplementary Retirement Plans," and "Termination of Employment and Change in Control Arrangements" on pages 19 through 23 of Motorola's Proxy Statement for the 1995 annual meeting of stockholders.


Item 12:  Security Ownership of Certain Beneficial Owners and Management

The response to this Item is incorporated by reference to the information under the captions "Security Ownership of Management of the Company" and "Principal Shareholders" on pages 17, 18 and 19 of Motorola's Proxy Statement for the 1995 annual meeting of stockholders.


Item 13:  Certain Relationships and Related Transactions

The response to this Item is incorporated by reference to the information under the caption "Director Compensation" on pages 14 and 15 of Motorola's Proxy Statement for the 1995 annual meeting of stockholders.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements

          See Part II, Item 8 hereof.

     2.   Financial Statement Schedule and Auditors' Report

          Title                                         Schedule
          -----                                         --------

          Valuation and Qualifying Accounts. . . . . . . . II

     All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto. The auditors' report of KPMG Peat Marwick LLP with respect to the Financial Statement
     Schedule is located at page 32.

     3.   Exhibits

     Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Following is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this form by
     Item 14(c) hereof:

     Motorola Executive Incentive Plan ("MEIP")
     Motorola Long Range Incentive Plan of 1994
     Share Option Plan of 1982
     Share Option Plan of 1991
     Motorola Elected Officers Supplementary Retirement Plan
     Officers Supplemental Medical Plan
     Accidental Death and Dismemberment Insurance for MEIP
        Participants
     Arrangement for Directors' Fees
     Retirement Plan for Non-employee Directors

     Deferred Fee Plan for Outside Directors
     Officers' Group Life Insurance Policy
     Consultant Agreements with William J. Weisz, John T. Hickey,
        Gardiner L. Tucker, Donald R. Jones and Erich Bloch
     Form of Termination Agreement
     Policy Protecting Salary and Medical Benefits
     Insurance Policy for Non-employee Directors

(b) Reports on Form 8-K. Motorola filed no reports on Form 8-K during the last quarter of 1994.

(c)  Exhibits      See Item 14(a)3 above.

KPMG PEAT MARWICK LLP

Certified Public Accountants

Peat Marwick Plaza
303 East Wacker Drive
Chicago, IL 60601-9973


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
of Motorola, Inc.:


Under date of January 9, 1995, we reported on the consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                   /s/  KPMG Peat Marwick LLP

January 9, 1995

                         Motorola, Inc. and Subsidiaries         Schedule II

                        Valuation and Qualifying Accounts
                       Three Years Ended December 31, 1994
                                  (In millions)

-----------------------------------------------------------------------------------------------------
Column A                      Column B           Column C                      Column D     Column E
-----------------------------------------------------------------------------------------------------
                                                    Additions
                              Balance at  ----------------------------                       Balance
                              beginning    Charged to       Charged to                        at end
                              of period   costs & expenses  other accounts     Deductions    of period
------------------------------------------------------------------------------------------------------

1994
----
Allowance for doubtful accounts  $ 91        $ 48               ---             $  21 (1)       $118

Product and service warranties    166         195               ---                78 (2)        283

1993
----
Allowance for doubtful accounts  $ 69        $ 54               ---             $  32 (1)       $ 91

Product and service warranties    117         110               ---                61 (2)        166

1992
----
Allowance for doubtful accounts  $ 79        $ 20               ---             $  30 (1)       $ 69

Product and service warranties     92          64               ---                39 (2)        117


(1)  Uncollectible accounts written off
(2)  Warranty claims paid

KPMG PEAT MARWICK LLP

Certified Public Accountants

Peat Marwick Plaza
303 East Wacker Drive
Chicago, IL 60601-9973


                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
of Motorola, Inc.:


We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-40876 and 33-58714) and Form S-3 (Nos. 33-30662, 33-59252, 33-50207
and 33-56055) of Motorola, Inc. and consolidated subsidiaries of our reports dated January 9, 1995, relating to the consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1994 and 1993 and the related statements of consolidated earnings, stockholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 1994, which reports appear in or are incorporated by reference in the Annual Report on Form 10-K of Motorola, Inc. for the year ended December 31, 1994.


                                   /s/  KPMG Peat Marwick LLP

March 22, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 1995
                              MOTOROLA, INC.


                              By:     /s/  Gary L. Tooker
                                 -----------------------------------------
                                   Gary L. Tooker
                                   Vice Chairman of the Board
                                   and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.


     SIGNATURE                          TITLE                              DATE
     ---------                          -----                              ----

    /s/  Gary L. Tooker                 Director and Principal            3/3/95
------------------------------          Executive Officer
Gary L. Tooker


    /s/  Carl F. Koenemann              Principal Financial              3/20/95
------------------------------          Officer
Carl F. Koenemann


   /s/  Kenneth J. Johnson              Principal Accounting              3/1/95
------------------------------          Officer
Kenneth J. Johnson

     SIGNATURE                          TITLE                              DATE
     ---------                          -----                              ----

   /s/  Erich Bloch                     Director                          3/2/95
------------------------------
Erich Bloch


  /s/  David R. Clare                   Director                          3/5/95
------------------------------
David R. Clare


  /s/  Wallace C. Doud                  Director                          3/2/95
------------------------------
Wallace C. Doud


  /s/  H. Laurance Fuller               Director                          3/6/95
------------------------------
H. Laurance Fuller


  /s/  Christopher B. Galvin            Director                          3/3/95
------------------------------
Christopher B. Galvin


  /s/  Robert W. Galvin                 Director                          3/3/95
------------------------------
Robert W. Galvin


  /s/  John T. Hickey                   Director                          3/3/95
------------------------------
John T. Hickey


  /s/  Anne P. Jones                    Director                         3/10/95
------------------------------
Anne P. Jones


  /s/  Donald R. Jones                  Director                          3/5/95
------------------------------
Donald R. Jones

     SIGNATURE                          TITLE                              DATE
     ---------                          -----                              ----

  /s/  Walter E. Massey                 Director                          3/4/95
------------------------------
Walter E. Massey


  /s/  John F. Mitchell                 Director                          3/6/95
------------------------------
John F. Mitchell


  /s/  Thomas J. Murrin                 Director                          3/6/95
------------------------------
Thomas J. Murrin


  /s/  John E. Pepper, Jr.              Director                         3/21/95
------------------------------
John E. Pepper, Jr.


  /s/  Samuel C. Scott III              Director                          3/2/95
------------------------------
Samuel C. Scott III


  /s/  Gardiner L. Tucker               Director                          3/9/95
------------------------------
Gardiner L. Tucker


  /s/  William J. Weisz                 Director                          3/3/95
------------------------------
William J. Weisz


  /s/  B. Kenneth West                  Director                          3/1/95
------------------------------
B. Kenneth West

                                  EXHIBIT INDEX

EXHIBIT NO.                        EXHIBIT
-----------                        -------

3(i) Restated Certificate of Incorporation of Motorola, Inc., including Certificate of Designation, Preferences and Rights for Junior Participating Preferred Stock, Series A (incorporated by reference to
       Exhibit 3(i)(b) to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1994).

3(ii) By-Laws of Motorola, Inc., revised as of May 3, 1994 (incorporated by reference to Exhibit 3(ii) to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1994).

4.1 Rights Agreement dated November 9, 1988 (incorporated by reference to Exhibit (1) to Motorola's Registration Statement on Form 8-A dated November 15, 1988).

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

4.3(a) Amendment No. 3 on Form 8-A/A dated February 28, 1994 amending Motorola's
       Registration Statement on Form 8-A dated November 15, 1988 (incorporated by reference to Motorola's Amendment No. 3 Form 8-A/A dated February 28,
       l994).

4.4    LYONs Indenture dated September 1, 1989 (incorporated by reference to
       Exhibit 4(a) to Motorola's Registration Statement on Form S-3, Registration No. 33-30662).

EXHIBIT NO.                        EXHIBIT
-----------                        -------

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

10.1 Motorola Executive Incentive Plan, as amended through November 23, 1993, including the Long Range Incentive Program (incorporated by reference to Exhibit 10.1 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.2   Motorola Long Range Incentive Plan of 1994 (incorporated by reference to
       Exhibit 10.2 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.3 Share Option Plan of 1982, as amended through March 24, 1992 (incorporated by reference to Exhibit 10.3 to Motorola's Annual

EXHIBIT NO.                        EXHIBIT
-----------                        -------

       Report on Form 10-K for the fiscal year ended December 31, 1990, Exhibit 10.2(a) to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and Exhibit 10.3 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.4 Share Option Plan of 1991, as amended through December 16, 1993 (incorporated by reference to Exhibit 10.4 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.5 Motorola Elected Officers Supplementary Retirement Plan, as amended through February 6, 1995.

10.6   Officers supplemental medical plan (incorporated by reference to Exhibit
       10.6 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.7 Accidental death and dismemberment insurance for MEIP participants (incorporated by reference to Exhibit 10.7 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.8 Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from page 14 of Motorola's Proxy Statement for the 1995 annual meeting of stockholders).

10.9   Deferred Fee Plan for Outside Directors.

10.10  Officers' Group Life Insurance Policy (incorporated by reference to
       Exhibit 10.10 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

EXHIBIT NO.                        EXHIBIT
-----------                        -------

10.11 Consultant Agreement dated February 15, 1994 between Motorola, Inc. and William J. Weisz (incorporated by reference to Exhibit 10.11 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.12 Consultant Agreement dated January 27, 1994 between Motorola, Inc. and John T. Hickey (incorporated by reference to Exhibit 10.12 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.13 Consultant Agreement dated January 27, 1994 between Motorola, Inc. and Dr. Gardiner L. Tucker (incorporated by reference to Exhibit 10.13 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.14 Consultant Agreement dated January 27, 1994 between Motorola, Inc. and Donald R. Jones (incorporated by reference to Exhibit 10.14 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.15 Consultant Agreement dated January 27, 1994 between Motorola, Inc. and Erich Bloch (incorporated by reference to Exhibit 10.15 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

EXHIBIT NO.                        EXHIBIT
-----------                        -------

10.18 Insurance policy covering non-employee Directors (incorporated by reference to the description on pages 14 and 15 of Motorola's Proxy Statement for the 1995 annual meeting of stockholders and to Exhibit
       10.16 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

10.19 Iridium Space System Contract between Motorola, Inc. and Iridium, Inc., as amended to date, and Iridium Communications Systems Operations and Maintenance Contract between Motorola, Inc. and Iridium, Inc., as amended to date (incorporated by reference to Exhibits 99.2 and 99.3, respectively, to Motorola's Current Report on Form 8-K dated August 2, 1993 and Exhibits 99(a) and 99(b), respectively, to Motorola's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994).

11 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common Equivalent Share.

13     Portions of Motorola's 1994 Annual Report to Stockholders.

21     Subsidiaries of Motorola.

23 Consent of KPMG Peat Marwick. See page 34 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

27     Financial Data Schedule (filed only electronically with SEC).

99.1   Agreement and Plan of Contribution and Merger Among Nextel
       Communications, Inc., Motorola, Inc., ESMR, Inc. and ESMR Sub, Inc. dated August 4, 1994 (incorporated by reference to Exhibit 5.1 to Motorola's Current Report on Form 8-K dated August 5, 1994).

99.2 Amendment to Agreement and Plan of Contribution and Merger among Nextel Communications, Inc., Motorola, Inc., ESMR, Inc. and ESMR Sub, Inc. dated February 12, 1995.