Form 10-Q
period 1995-04-01
MOTOROLA INC
filed 1995-05-09
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                 (Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the period ending     April 1, 1995

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

                     Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on April 1, 1995:

                       Class                     Number of Shares

               Common Stock; $3 Par Value          588,573,987


                  MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                                     INDEX


Part I

     FINANCIAL INFORMATION                                     PAGE

     Item 1     Financial Statements

                Statements of Consolidated Earnings
                Three-Month Periods ended
                April 1, 1995 and April 2, 1994                      3

                Condensed Consolidated Balance Sheets at
                April 1, 1995 and December 31, 1994                  4

                Statements of Condensed Consolidated Cash Flows
                Three-Month Periods ended
                April 1, 1995 and April 2, 1994                      5

                Notes to Condensed Consolidated Financial
                Statements                                           6

     Item 2     Management's Discussion and Analysis of
                Financial Condition and Results of Operations        8

PART II

     OTHER INFORMATION

     Item 1     Legal Proceedings                                   15

     Item 2     Changes in Securities                               15

     Item 3     Defaults Upon Senior Securities                     15

     Item 4     Submission of Matters to a Vote of Security Holders 16

     Item 5     Other Information                                   16

     Item 6     Exhibits and Reports on Form 8-K                    16

                         PART I - FINANCIAL INFORMATION
                   MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                                 (Unaudited)
                    (In millions, except per share amounts)


                                                    THREE MONTHS ENDED
                                                   April 1,     April 2,
                                                    1995         1994

Net sales                                           $ 6,011      $ 4,693

Costs and expenses

  Manufacturing and other costs of sales              3,878        2,908

  Selling, general and
    administrative expenses                           1,090          986

  Depreciation expense                                  431          310

  Interest expense, net                                  21           37

    Total costs and expenses                          5,420        4,241

Earnings before income taxes                            591          452

Income taxes provided on earnings                       219          154

Net earnings                                        $   372      $   298


Net earnings per common and common equivalent share (1,2)

  Fully diluted:
    Net earnings per common and common
      equivalent share                              $   .61      $   .51

    Average common and common equivalent shares
      outstanding, fully diluted (in millions)        608.7        589.3

Dividends paid per share	                      $   .10      $  .055

(1) All 1994 earnings per common and common equivalent share, dividend and average common and common equivalent shares outstanding have been restated to reflect the April 18, 1994 two-for-one stock split effected in the form of a 100 percent stock dividend payable to stockholders of record on March 15, 1994.

(2) Average primary common and common equivalent shares outstanding for the three months ended April 1, 1995 and April 2, 1994 were 608.7 million and 589.3 million, respectively. Primary earnings per common and common equivalent share were the same as fully diluted for the first quarters ended April 1, 1995 and April 2, 1994.


See accompanying notes to condensed consolidated financial statements.


                      MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                      (In millions)


                                            April 1,       December 31,
                                             1995              1994
     ASSETS
Cash and cash equivalents                   $   850        $   741
Short-term investments                          334            318
Accounts receivable, less allowance for
  doubtful accounts (1995, $122; 1994, $118)  3,630          3,421
Inventories                                   3,024          2,670
Other current assets                          1,818          1,775
     Total current assets                     9,656          8,925
Property, plant and equipment, less
  accumulated depreciation
(1995, $7,121; 1994, $6,657)                  7,735          7,073
Other assets                                  1,553          1,538
     Total Assets                           $18,944        $17,536


     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                            $ 1,530       $   916
Accounts payable                              1,743         1,678
Accrued liabilities                           3,600         3,323
     Total current liabilities                6,873         5,917
Long-term debt                                1,126         1,127
Other liabilities                             1,480         1,396
Stockholders' equity                          9,465         9,096
 Total liabilities and stockholders' equity $18,944       $17,536







See accompanying notes to condensed consolidated financial statements.

            MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
           STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                           (Unaudited)
                          (In millions)

                                                  Three Months Ended
                                                 April 1,     April 2,
                                                  1995         1994

NET CASH PROVIDED BY OPERATIONS                $   639        $   82


INVESTING

  Payments for property, plant and equipment      (969)        (613)
  (Increase) decrease in short-term investments    (16)          28
  (Increase) decrease in other investing
    activities                                    (132)          94


  Net cash used for investing activities        (1,117)        (491)

FINANCING

  Net increase in commercial paper
    and short-term borrowings                       620         254
  Proceeds from issuance of debt                      1          17
  Repayment of debt                                 (9)         (3)
  Payment of dividends to stockholders             (59)        (31)
  Other financing activities                         34          14


  Net cash provided by financing activities         587         251


Net increase (decrease) in cash and
  cash equivalents                              $   109     $ (158)

Cash and cash equivalents, beginning of year    $   741     $  886

Cash and cash equivalents, end of period        $   850    $   728





See accompanying notes to condensed consolidated financial statements.


               MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  Basis of Presentation

The Condensed Consolidated Balance Sheet as of April 1, 1995, the Statements of Consolidated Earnings for the three-month periods ended April 1, 1995 and April 2, 1994, and the Statements of Condensed Consolidated Cash Flows for the three-month periods ended April 1, 1995 and April 2, 1994 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 1, 1995 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to stockholders. The results of operations for the three-month period ended April 1, 1995 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

Inventories consist of the following (in millions):

                                            April 1,     Dec. 31,
                                             1995         1994

Finished goods                            $   905      $   699
Work in process and productions materials   2,119        1,971
                                          $ 3,024      $ 2,670

3.  INCOME TAXES

The Internal Revenue Service (IRS) has examined the federal income tax returns for Motorola, Inc. through 1985 and the returns have been settled through that year. The settlement did not result in a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. The IRS has completed its field audit of the years 1986 and 1987. In connection with these audits, the IRS has proposed adjustments to the Company's income and tax credits for those years which would result in additional tax. The Company disagrees with most of the proposed adjustments and is contesting them. In the opinion of the Company's management the final disposition of these matters, and proposed adjustments from other tax authorities, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.


4.  SUPPLEMENTAL CASH FLOWS INFORMATION

Cash payments for income taxes were $204 million during the first three months of 1995 and $169 million for the same period a year earlier. Cash payments for interest expense (net of amount capitalized) were $51 million and $38 million, for the first three-month periods of 1995 and 1994, respectively.


        MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS
    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial condition and results of operations: from Motorola, Inc.'s 1994 Annual Report to Stockholders, the Letter to Stockholders - Financial Results paragraph on page 2, the Review of Operations section on pages 20 through 23, the Financial Review section on pages 24 through 28, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, pages 30 through 43; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending April 1, 1995, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 7.

RESULTS OF OPERATIONS:

Motorola, Inc. reported higher sales and earnings for the first quarter of 1995. Sales rose to $6.0 billion in the first quarter of 1995, up 28 percent from $4.7 billion a year earlier. Earnings were $372 million, compared with $298 million in the same period a year earlier. Primary and fully diluted net earnings per common and common equivalent share for the first quarter of 1995 were 61 cents, compared to 51 cents a year earlier. The 1994 per-share figures reflect a two-for-one stock split paid April 18, 1994 to stockholders of record as of March 15, 1994. Motorola's net margin on sales (net earnings divided by net sales) during the first quarter of 1995 was 6.2 percent compared to 6.4 percent for the year earlier period.

General Systems Sector's segment sales rose to $2.3 billion, an increase of 41 percent from the first quarter of 1994. Orders increased 37 percent and operating profits were higher than in the first quarter of 1994. Manufacturing margins declined in the Cellular Subscriber Group
(CSG) and increased in the Cellular Infrastructure Group (CIG). The decline in CSG's manufacturing margins was a result of Motorola's strategy of being a price leader in a very price competitive market, a products mix shift towards digital telephone sales which realizes lower margins, and reduced capacity utilization from production cut-backs related to the levels of cellular phones in the U.S. distribution channels. At CSG, sales and orders were higher than in the year-earlier period, although sales and orders increased worldwide at a lower rate than the average of the last several years and were lower in Pan America, where excess inventory has accumulated in the U.S. distribution channels in 1994. Good progress has been made in reducing the above excess inventory, and the Company currently expects that these inventories should return to more acceptable levels during the second quarter. Order backlog was up substantially in CIG and flat in CSG and the Computer Group.

Segment sales in the Semiconductor Products Sector increased 16 percent from the first quarter of 1994 to $1.9 billion, the 25th consecutive quarter of growth. Orders increased 24 percent and operating profits were higher than in the first quarter of 1994. All major market regions posted order growth, led by Europe and Asia-Pacific. Among market segments, automotive, industrial and communications showed the greatest strength. Distribution orders also were higher. Highest order growth among products included RISC (reduced instruction set computer) microprocessors, fast static random access memories and digital signal processors. Manufacturing margins and operating margins declined during the first quarter of 1995 compared to the first quarter of 1994 and compared to the fourth quarter of 1994, primarily due to start-up costs, increased depreciation and inefficiencies related to the new manufacturing capacity. The Company presently expects that this segment will continue to incur significant start-up costs and inefficiencies for a few quarters as a result of its capacity expansion program and its increased depreciation costs as a percent of its sales. Based on the recent past and capacity considerations, it also presently expects that the sales growth rate of this segment will probably lag the order growth rate and backlog increase through most of these quarters, as was the case in the first quarter of 1995. Order backlog increased for this segment in the first quarter of 1995.

Motorola's Semiconductor Product Sector continues to experience limits on the amount of orders it can accept for certain types of products, due to capacity constraints. These constraints may also restrict Motorola's ability to ship cellular telephones and certain other products. If customer demand for semiconductors and wireless communications products remains strong, Motorola does not expect that these capacity constraints will ease until sufficient wafer fabrication capacity becomes available, which is expected to start for some products during 1995.

In the Messaging, Information and Media Segment businesses, composed of the Paging Products and Wireless Data Groups (formerly reported as part of the Communications Segment) and Information Systems Group (formerly reported as part of the "Other Products" segment), segment sales increased 24 percent to $788 million and operating profits were higher from the first quarter of 1994. The operating margin increased. Orders increased 31 percent from the first quarter of 1994 and backlog increased. Paging Products Group orders increased significantly.
Growth within the Paging international markets, led by China and Europe, offset somewhat lower orders in the United States. The Paging Group dominates the financial performance of this segment. In the Information Systems Group, orders increased at a double digit rate, while sales improved modestly and the operating profit was lower than a year ago.


In the Land Mobile Products Sector business segment, made up of the Radio Products, Radio Parts and Services, Network Services and Business Strategies, and Radio Network Solutions Groups and formerly part of the Communications Segment, sales increased 5 percent to $785 million and operating profits were lower from the first quarter of 1994. Manufacturing and operating margins also declined. Orders increased 17 percent from the first quarter of 1994. Orders were higher in all regions, led by Asia. In the U.S., the sales growth rate for iDEN (Trademark symbol inserted here),
Integrated Dispatch Enhanced Network equipment (formerly Motorola Integrated Radio System, MIRS(Trademark symbol inserted here)) was lower than the 1994 second-half growth rate because of the need by Nextel Communications, Inc. and other customers to conclude merger, business planning and financing activities, as well as system optimization and build-out issues. This slow down in sales adversely affected the Segment's manufacturing margin as capacity utilization declined. This pattern is expected to continue as the Company and its customers continue with iDEN related issues which must be resolved before any accelerated nationwide build-out of these systems can proceed. Gross margins on iDEN products will vary from quarter to quarter depending on the types of equipment sold under various contracts. New infrastructure and subscriber equipment software installed in the first quarter has led to improved system performance.

After the close of the quarter, Craig McCaw and family members agreed to invest up to $1.1 billion in Nextel through share purchases from both Nextel and Motorola. This investment is contingent on a variety of conditions. Nextel emphasized its intent to focus on serving wireless communications for business work groups on the move. Motorola announced it will license essential MIRS intellectual property rights and rename the technology to iDEN. The Company does not expect this agreement to favorably affect sales of iDEN equipment for a number of months.

In the Automotive, Energy and Controls Group, sales increased 37 percent, orders increased 33 percent and operating profits were higher from the first quarter of 1994. The group's performance was led by strong demand for component and energy products for use primarily within Motorola's wireless communications businesses. The increased application of electronics in cars enhanced the group's automotive sales and orders. The results for this group are reported as part of the "Other Products" segment.

In the Government and Space Technology Group (GSTG), group sales increased 106 percent due to increased sales by the Satellite Communications Division to Iridium, Inc. Orders were 8 percent higher, and the operating loss was lower than a year ago. GSTG is recording reserves that currently result in a minimal level of profit recognition for the IRIDIUM (Registered symbol inserted here) project. These reserves are reevaluated periodically. The results for this group are reported as part of the "Other Products" segment.

Motorola's manufacturing and other costs of sales during the first quarter of 1995 and 1994 were $3.9 billion, 65 percent of net sales, and $2.9 billion, 62 percent of net sales, respectively. The increase as a percent of net sales was a result of start-up costs and inefficiencies associated with the process of adding major elements of new semiconductor manufacturing capacity to support growth in sales and orders and the continuation of a strategy to remain the price leader in the cellular telephone industry worldwide in order to influence the continuing growth of that market.

Motorola's wireless communications businesses have been attracting significant price competition for some time, which is expected to continue. Motorola intends to protect and, if possible, improve its market share in these businesses by utilizing its high volume manufacturing capabilities. This may also mean tolerating lower gross margins per unit. It is management's current intention to continue to manage selling, general and administrative expense in line with this strategy.

Motorola's selling, general and administrative expenses during the first quarter of 1995 were $1,090 million, 18 percent of sales, versus $986 million, 21 percent of sales, during the year-earlier period as a result of management's continued focus on holding the growth of these costs to a level less than the growth of sales, in anticipation of continuing pressure on gross margins. Other factors affecting the decline in selling, general and administrative expenses included the following: only a minor level of charges versus the year earlier period related to the Company's ongoing evaluation of its operations, organization structure and asset valuations; and a slight foreign exchange gain occurred, compared to a loss a year ago.

The tax rate for the quarter increased to 37 percent compared with 34 percent in the first quarter of 1994 and 36 percent for the full year ended 1994. Fully diluted average common and common equivalent shares outstanding increased to 608.7 million from 589.3 million a year ago, largely as a result of the Company completing a public equity offering of 17.1 million shares during November 1994.


LIQUIDITY AND CAPITAL RESOURCES:

Inventories at April 1, 1995 increased by 13 percent or $354 million, compared to inventories at December 31, 1994. A group within Motorola's General Systems Sector, the Cellular Subscriber Group (CSG), experienced an increase in domestic inventory levels as a direct result of a slow down of cellular telephone shipments caused by a build-up of phones in the U.S. distribution channels (third party) which were in excess of historically experienced levels, following an extremely strong level of Motorola shipments in the fourth quarter of 1994. Motorola's internal consumption of some of its products, generally semiconductors, crystals, ceramic filters and batteries, also was adversely affected in the first quarter of 1995.

Property, plant and equipment, less accumulated depreciation, has increased $662 million since December 31, 1994, due to the semiconductor business and other capacity expansions. Depreciation expense increased 39 percent for the first quarter of 1995 in comparison to the year earlier period due to increased fixed asset expenditures, which were primarily driven by semiconductor business requirements.

Motorola's notes payable and current portion of its long-term debt increased to $1,530 million at April 1, 1995, an increase of approximately 67 percent from the amount at December 31, 1994, primarily due to increased capital expenditures and material requirements. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity rose to 15.2 percent at April 1, 1995 from 12.1 percent at December 31, 1994. The Company's total domestic and foreign credit facilities aggregated $2.8 billion at April 1, 1995, of which $241 million were used and the remaining amount was not drawn, but was available to back up outstanding commercial paper which totaled $1.3 billion at April 1, 1995.

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

Essentially all the Company's non-functional currency receivables and payables denominated in major currencies which can be traded on open markets are hedged. Some of the Company's exposure is to currencies which are not traded on open markets, such as those in Latin America and China, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and other means, such as component sourcing. Currently, the Company primarily hedges firm commitments. The Company expects that there could be hedges of anticipated transactions in the future. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly as are the underlying investments and the results are recorded in the financial statements.

As of April 1, 1995 and April 2, 1994, the Company had net outstanding foreign exchange contracts totaling $1.3 billion and $882 million, respectively. The following schedule shows the five largest foreign exchange hedge positions as of April 1, 1995, and the corresponding positions at April 2, 1994:

Millions of U.S. Dollars
Buy (Sell)                                  April 1,     April 2,
                                             1995         1994

German Deutsche Mark                        (333)        (49)
Japanese Yen                                (279)       (383)
Spanish Peseta                              (146)        (37)
British Pound Sterling                      (130)       (220)
Italian Lira                                 (67)        (82)

As of April 1, 1995 and April 2, 1994, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred losses on these forward contracts which hedge designated firm commitments totaled $4.7 million at April 1, 1995.

Motorola's research and development expense was $501 million in the first quarter of 1995, compared to $410 million in the first quarter of 1994. The Company continues to believe that a strong commitment to research and development drives long-term growth. At April 1, 1995, the Company's fixed asset expenditures for the first quarter totaled $969 million, compared to $613 million in the first quarter of 1994. Total fixed asset and research and development expenditures for the year ended December 31, 1994 were $3.3 billion and $1.9 billion, respectively.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, and notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was 16.8 percent based on the performance of the four preceding fiscal quarters ending April 1, 1995, compared with 15.8 percent based on the performance of the four preceding fiscal quarters ending April 2, 1994. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.4 at April 1, 1995, compared to 1.5 at December 31, 1994.

(Registered symbol inserted here) Iridium is a registered trademark and service mark of Iridium, Inc.

Information by Industry Segment (Unaudited)

Summarized below are the Company's segment sales as defined by industry segment for the quarters ended April 1, 1995 and April 2, 1994:

                                 April 1,    April 2,
(In millions)                    1995       1994 (1)     % Change

General Systems Products        $2,346     $1,667           41

Semiconductor Products           1,881      1,615           16

Messaging, Information and
  Media Products                   788        633           24

Land Mobile Products               785        748            5

Other Products                     823        539           53

Adjustments and eliminations     (612)      (509)           20

   Industry segment totals      $6,011     $4,693           28


(1) Information for 1994 has been reclassified to reflect the realignment of various business units. Messaging, Information and Media Products segment includes the Paging Products and Wireless Data groups (formerly reported in the Communications segment) and the Information Systems Group (formerly reported as part of the Other Products segment). The Government and Space Technology Group is reported as part of the Other Products segment.

                    PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.
There are currently six cases pending in Phoenix, Arizona arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. The plaintiffs in McIntire et al. v. Motorola et al. filed a Fifth Amended Complaint on April 17, 1995 in the U.S. District Court for the District of Arizona which dropped the claims of 77 personal injury plaintiffs and two property damage plaintiffs. McIntire now involves approximately 900 plaintiffs (450 personal injury, 125 property damage, and 325 personal injury and property damage). The plaintiffs in Lofgren/Betancourt/Ford et al. v. Motorola et al. filed a Third Amended Complaint on April 24, 1995 which added 12 plaintiffs, dropped the claims of 23 plaintiffs and added 13 new defendants. The consolidated Lofgren/Betancourt/Ford cases involve claims for personal injury by approximately 190 individuals against Motorola and 30 other defendants. (See Item 3 of the Company's Annual Report on Form 10-K for the year ended 1994 for additional disclosures regarding cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona.) In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition, liquidity or results of operations of Motorola.

Motorola's declaratory judgment filed on October 6, 1993 against Interdigital Communications Corporation ("IDC") was tried in March 1995, by jury in the United States District Court for the District of Delaware, gave a verdict in favor of Motorola in this case. IDC had contended that Motorola's digital cellular technology (used in some of Motorola's cellular phones and other communications products as well as in related infrastructure) infringed four of IDC's patents. The jury held that Motorola had not infringed the patents and that the patents were invalid in any event. Motorola thus has no liability whatsoever to IDC. IDC may appeal this verdict. Motorola believes that is has a strong chance of preserving the verdict on appeal.

ITEM 2 - CHANGES IN SECURITIES.
Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.
Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a) and (c). The Company held its annual meeting of stockholders on May 2, 1995, and the following matters were voted on at that meeting:

1. The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:
                                                            BROKER
 DIRECTOR                        FOR          WITHHELD    NON-VOTES

David R. Clare                502,755,986     917,324         0
H. Laurance Fuller            502,777,443     895,867         0
Christopher B. Galvin         502,964,262     909,048         0
Robert W. Galvin              502,743,859     929,451         0
John T. Hickey                502,749,343     923,967         0
Anne P. Jones                 502,751,403     921,907         0
Donald R. Jones               502,775,961     897,349         0
Judy C. Lewent                502,658,268   1,015,042         0
Walter E. Massey              502,756,792     916,518         0
John F. Mitchell              502,748,285     925,025         0
Thomas J. Murrin              502,774,351     898,959         0
John E. Pepper, Jr.           502,721,946     951,364         0
Samuel C. Scott III           502,778,386     894,924         0
Gary L. Tooker                502,780,690     892,620         0
Gardiner L. Tucker            502,763,911     909,399         0
William J. Weisz              502,781,315     891,995         0
B. Kenneth West               502,794,167     879,143         0
Dr. John A. White             502,773,798     899,512         0


2. The adoption of the Motorola Non-Employee Directors' Stock Plan was approved by the following vote: For, 484,970,938; Against, 15,358,761;
Abstain, 3,343,811; and Broker Non-Votes,     0    .


Item 5 - Other Information.
Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
(a)  Exhibits

11        Motorola, Inc. and Consolidated Subsidiaries Primary and Fully
Diluted Earnings Per Common and Common Equivalent Share.

99(a)     Amendment to the Nextel Agreement and Plan of Contribution and
Merger.

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the first quarter of 1995.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOTOROLA, INC.
                                 (Registrant)


Date:   May 9, 1995              By: /s/ Kenneth J. Johnson
                                 Kenneth J. Johnson
                                 Corporate Vice President and Controller
                                 (Chief Accounting Officer and Duly
                                 Authorized Officer of the Registrant)


                             EXHIBIT INDEX


  Number     Description of Exhibits                       Page No.


11          Motorola, Inc. and Consolidated Subsidiaries
            Primary and Fully Diluted Earnings Per
            Common and Common Equivalent Share.                19

99(a)       Amendment to the Nextel Agreement and Plan of      20
            Contribution and Merger.