Form 10-Q
period 1995-07-01
MOTOROLA INC
filed 1995-07-18
CIK 68505

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q

                              (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the period ending    July 1, 1995

                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to

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

                    Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on July 1, 1995:

             Class                 Number of Shares

      Common Stock; $3 Par Value     589,788,263


            Motorola, Inc. and Consolidated Subsidiaries
                               Index


Part I

  Financial Information                                      Page

  Item 1  Financial Statements

          Statements of Consolidated Earnings
          Three-Month and Six-Month Periods ended
          July 1, 1995 and July 2, 1994                       3

          Condensed Consolidated Balance Sheets at
          July 1, 1995 and December 31, 1994                  4

          Statements of Condensed Consolidated Cash Flows
          Six-Month Periods ended
          July 1, 1995 and July 2, 1994                       5

          Notes to Condensed Consolidated Financial
          Statements                                          6

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       7

Part II

  Other Information

  Item 1  Legal Proceedings                                  13

  Item 2  Changes in Securities                              13

  Item 3  Defaults Upon Senior Securities                    13

  Item 4  Submission of Matters to a Vote of Security
          Holders                                            13

  Item 5  Other Information                                  13

  Item 6  Exhibits and Reports on Form 8-K                   13
















                       Part I - Financial Information
                 Motorola, Inc. and Consolidated Subsidiaries
                     Statements of Consolidated Earnings
                              (Unaudited)
                 (In millions, except per share amounts)


                                Three Months Ended    Six Months Ended
                                July 1,  July 2,      July 1,  July 2,
                                  1995     1994       1995      1994

Net sales                        $ 6,877  $ 5,439     $12,888  $10,132

Costs and expenses

  Manufacturing and other
    costs of sales                 4,394   3,379         8,272    6,287

  Selling, general and
    administrative expenses        1,209   1,074         2,299   2,060

  Depreciation expense               478     362           909     672

  Interest expense, net               34      38            55      75

    Total costs and expenses       6,115   4,853        11,535   9,094

Earnings before income taxes         762     586         1,353   1,038

Income taxes provided on earnings    281     219           500     373

Net earnings                      $  481  $  367       $   853  $  665


Net earnings per common and common equivalent share (1)

  Fully diluted:
    Net earnings per common and
     common equivalent share     $   .79  $  .63       $  1.40  $  1.14
    Average common and common
     equivalent shares outstanding,
     fully diluted (in millions)   609.2   588.7         609.2    588.7

Dividends paid per share         $   .10   $ .07       $   .20   $ .125


(1) Average primary common and common equivalent shares outstanding for the three months and six months ended
    July 1, 1995 and July 2, 1994 were 608.3 million and
    588.7 million, respectively. Primary earnings per common and common equivalent share were one cent higher than fully diluted for the three and six months ended
    July 1, 1995 and the same for the three and six months ended July 2, 1994.

See accompanying notes to condensed consolidated financial statements.


               Motorola, Inc. and Consolidated Subsidiaries
                   Condensed Consolidated Balance Sheets
                             (Unaudited)
                            (In millions)


                                             July 1,   December 31,
                                             1995      1994
     Assets

Cash and cash equivalents                   $   760      $   741

Short-term investments                          319          318

Accounts receivable, less allowance for
  doubtful accounts (1995, $119; 1994, $118)  4,018        3,421

Inventories                                   3,182        2,670

Other current assets                          2,019        1,775

Total current assets                         10,298        8,925
Property, plant and equipment, less
  accumulated depreciation
(1995, $7,503; 1994, $6,657)                  8,495        7,073

Other assets                                  1,672        1,538

  Total Assets                              $20,465      $17,536


     Liabilities and Stockholders' Equity

Notes payable and current portion of
  long-term debt                            $ 1,870       $   916

Accounts payable                              1,799         1,678

Accrued liabilities                           3,695         3,323

  Total current liabilities                   7,364         5,917

Long-term debt                                1,519         1,127

Other liabilities                             1,603         1,396

Stockholders' equity                          9,979         9,096

 Total liabilities and stockholders' equity  $20,465      $17,536







See accompanying notes to condensed consolidated financial statements.


                 Motorola, Inc. and Consolidated Subsidiaries
                Statements of Condensed Consolidated Cash Flows
                                (Unaudited)
                               (In millions)

                                               Six Months Ended
                                               July 1,   July 2,
                                               1995      1994

Net cash provided by operations             $   1,201    $    342


Investing

  Payments for property, plant and equipment   (2,076)     (1,470)

  (Increase) decrease in short-term investments    (1)          57

  (Increase) in other investing
    activities                                   (413)        (34)


  Net cash used for investing activities       (2,490)     (1,447)

Financing

  Net increase in commercial paper

   and short-term borrowings                       957      1,037

  Proceeds from issuance of debt                   414         19

  Repayment of debt                               (21)      (105)

  Payment of dividends to stockholders           (118)       (70)

  Other financing activities                        76         21


  Net cash provided by financing activities      1,308        902


Net increase (decrease) in cash and
  cash equivalents                             $    19     $ (203)

Cash and cash equivalents, beginning of year   $   741     $  886

Cash and cash equivalents, end of period       $   760     $  683





See accompanying notes to condensed consolidated financial statements.



               Motorola, Inc. and Consolidated Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

1.  Basis of Presentation

   The Condensed Consolidated Balance Sheet as of July 1, 1995, the Statements of Consolidated Earnings for the three-month and six-month periods ended July 1, 1995 and July 2, 1994, and the Statements of Condensed Consolidated Cash Flows for the six-month periods ended July 1, 1995 and July 2, 1994 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 1, 1995 and for all periods presented, have been made.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to stockholders. The results of operations for the three-month and six-month periods ended July 1, 1995 are not necessarily indicative of the operating results for the full year.

2.  Inventories

   Inventories consist of the following (in millions):
                                               July 1,  Dec. 31,
                                               1995     1994

   Finished goods                            $   997   $   699
   Work in process and production materials    2,185     1,971
                                             $ 3,182   $ 2,670

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

4.  Supplemental Cash Flows Information

   Cash payments for income taxes were $473 million during the first six months of 1995 and $455 million for the same period a year earlier. Cash payments for interest expense (net of amount capitalized) were $88 million and $100 million, for the first six-month periods of 1995 and 1994, respectively.

         Motorola, Inc. and Consolidated Subsidiaries
            Management's Discussion and Analysis
      of Financial Condition and Results of Operations



This commentary should be read in conjunction with the referenced sections of the following documents for a full understanding of Motorola's financial condition and results of operations: from Motorola, Inc.'s 1994 Annual Report to Stockholders, the Letter to Stockholders - Financial Results paragraph on page 2, the Review of Operations section on pages 20 through 23, the Financial Review section on pages 24 through 28, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, pages 30 through 43; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending July 1, 1995, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 6.

Results of Operations:

Motorola, Inc. reported higher sales and earnings for the second quarter and first half of 1995. Sales rose to $6.9 billion in the second quarter of 1995, up 26 percent from $5.4 billion in the second quarter of 1994. In the first half, sales reached $12.9 billion, up 27 percent from $10.1 billion a year ago. Earnings in the second quarter of 1995 were $481 million, compared with $367 million in the same period a year earlier. Fully diluted net earnings per common and common equivalent share for the second quarter of 1995 were 79 cents, compared to 63 cents in the year-earlier period. Earnings in the first six months were $853 million, compared with $665 million a year earlier. Fully diluted net earnings per common and common equivalent share were $1.40, compared to $1.14 a year earlier. The 1994 per-share figures reflect a two-for-one stock split distributed April 18, 1994 to stockholders of record as of March 15, 1994. Motorola's net margin on sales (net earnings divided by net sales) during the second quarter of 1995 was 7.0 percent compared to 6.7 percent a year ago, while in the first half it was 6.6 percent, unchanged from the year-earlier period.

General Systems Sector's segment sales rose to $2.9 billion, an increase of 39 percent from the second quarter of 1994. Orders increased 25 percent and operating profits were higher than in the second quarter of 1994. The Cellular Infrastructure Group's (CIG) sales and orders were up substantially in the second quarter of 1995 compared to the year-earlier period. Order growth was strongest in Greater China, Europe and Japan, while there was a small decline in orders in Pan America. Sales showed very good growth in all regions, including Pan America. The Cellular Subscriber Group (CSG) recorded higher orders and a substantial increase in sales. Order growth was strongest in Greater China and Asia-Pacific, while orders declined slightly in Japan, Europe and Pan America. In the U.S. specifically, inventories of cellular phones in the distribution channels returned to a normal range late in the second quarter and order patterns were improved from the first quarter of 1995. Backlog in the second quarter of 1995 decreased in CSG and increased substantially in CIG compared to the second quarter of 1994.

Segment sales in the Semiconductor Products Sector increased 22 percent from the second quarter of 1994 to $2.1 billion. Orders increased 36 percent and operating profits were higher than in the second quarter of 1994. All major market regions showed double-digit order growth, led by Europe and Asia-Pacific. Personal computer/work station, communication and automotive led market segment order growth.
Distribution orders also were higher. Highest order growth among product lines included RISC (reduced instruction set computers) microprocessors, analog and logic devices, fast static random access memories and microcontrollers.

Operating margins in the Semiconductor Product Segment declined during the second quarter of 1995 compared to the second quarter of 1994, primarily due to start-up costs, increased depreciation (as a percent to sales) and inefficiencies related to the new manufacturing capacity. The Company presently expects that this segment will continue to incur significant start-up costs and inefficiencies and experience increased depreciation expenses (as a percent of sales) for several quarters as a result of its capacity expansion program. Based on the recent past and other considerations, the Company also expects that the sales growth rate of this segment will probably lag the order growth rate, resulting in an increase in backlog, as was experienced in the first and second quarters of 1995 versus the respective year-earlier periods.

Motorola's Semiconductor Products Sector continues to experience limits on the amount of orders it can accept for certain types of products, due to capacity constraints.
These constraints may also restrict Motorola's ability to ship cellular telephones and certain other products. If customer demand for semiconductors and wireless communications products remains strong, Motorola does not expect that these capacity constraints will ease until sufficient wafer fabrication capacity becomes available, which is currently expected to start for some products during the second half of 1995.

In the Messaging, Information and Media Segment businesses, comprised of the Paging Products and Wireless Data Groups (formerly reported as part of the Communications Segment) and Information Systems Group (formerly reported as part of the "Other Products" segment), segment sales increased 24 percent from the second quarter of 1994 to $895 million and operating profits, including a net gain from unusual items in the second quarter of 1995, were higher than the year-earlier period. Orders increased 42 percent from the second quarter of 1994. Paging Products Group orders increased substantially compared to the year-earlier period, driven by international market growth, particularly in China and Europe, while in Japan orders were lower. In the U.S., orders increased slightly in the second quarter of 1995 compared to the year-earlier period.

In the Land Mobile Products Sector business segment, comprised of the Radio Products, Radio Parts and Services,
Network Services and Business Strategies, and Radio Network
Solutions Groups (formerly reported as part of the Communications Segment), sales increased 4 percent to $872 million and operating profits were lower from the second quarter of 1994. Orders declined 18 percent from the second quarter of 1994. The results were affected by factors related to iDEN (trademark symbol inserted here) (Integrated Dispatch Enhanced Network) technology, which offset improved results in the sector's non-iDEN business. This slow-down in sales adversely affected the Segment's manufacturing margin as capacity utilization declined. This pattern is expected to continue as the Company and its customers continue with iDEN-related issues which must be resolved before any accelerated nationwide build-out of these systems can proceed. Gross margins on iDEN products will vary from quarter to quarter depending on the types of equipment sold under various contracts.

Results in the iDEN business declined due to continued investments in systems optimization and iDEN technology development, provisions for an anticipated contract revision with a customer, and the need for major U.S. customers to complete merger and financing transactions. New orders for iDEN equipment were received from Nextel Communications, Inc. for its U.S. network and from Clearnet for its systems in Canada. In the sector's non-iDEN business, sales, orders and operating profits were higher. Demand was strong for portable and mobile two-way radios sold through dealers and for large private trunking systems, especially in the U.S. and Asia.

Motorola and Nextel have extended the agreement by which Motorola will receive up to 59.5 million shares of Nextel stock in exchange for most of Motorola's 800 megahertz (MHz) specialized mobile radio service (SMRS) businesses, systems and licenses in the continental United States. Motorola currently expects the transaction to occur in the third quarter of 1995. Nextel's shareholders and public debt holders have approved the transaction.

In the Automotive, Energy and Controls Group, sales increased 16 percent and orders increased 10 percent from the second quarter of 1994. Operating profits were higher compared to the second quarter of 1994. Order growth came from component and energy products used in wireless communications products as well as electronic ballasts from Motorola Lighting. Automotive electronics orders were slightly lower than a year ago because of softness in U.S.
and European markets. The results for this group are reported as part of the "Other Products" segment.

In the Government and Space Technology Group (GSTG), group sales increased from the second quarter of 1994 by 106 percent due to increased sales by the Satellite
Communications Division to Iridium, Inc. Orders were 33 percent higher, and the group recorded an operating profit compared with a loss a year ago. Development of the IRIDIUM (registered mark inserted here) global communications system continued on schedule, as Motorola met all contractual milestones during the quarter.
As previously indicated, Iridium, Inc. will require additional financing to continue to make payments to Motorola under a contract to construct the global communications system. The additional financing is expected to be required beginning in early 1996. GSTG is recording reserves that currently result in a minimal level of profit recognition for the IRIDIUM project. These reserves are reevaluated periodically. The results for this group are reported as part of the "Other Products" segment.

Motorola's manufacturing and other costs of sales during the second quarter of 1995 and 1994 were $4.4 billion, 64 percent of net sales, and $3.4 billion, 62 percent of net sales, respectively. The increase during the second quarter of 1995 as a percent of net sales was a result of start-up costs and inefficiencies associated with adding major elements of new semiconductor manufacturing capacity to support growth in sales and orders, as well as the continuation of a strategy to remain the price leader in the cellular telephone and paging industries worldwide, to influence the continuing growth of these markets.

Motorola's wireless communications businesses have been attracting significant price competition for some time, which is expected to continue. Motorola intends to protect and, if possible, improve its market share in these businesses by utilizing its high volume manufacturing capabilities. This may also mean tolerating lower gross margins. It is management's current intention to continue to manage selling, general and administrative expenses in line with this strategy.

Motorola's selling, general and administrative expenses during the second quarter of 1995 were $1.2 billion, 18 percent of sales, versus $1.1 billion, 20 percent of sales, during the year-earlier period.

The tax rate for the quarter was 37 percent compared with 38 percent in the second quarter of 1994 and 36 percent for the full year 1994. Fully diluted average common and common equivalent shares outstanding increased to 609.2 million from 588.7 million a year ago, largely as a result of the Company completing a public equity offering of 17.1 million shares during November 1994.


Liquidity and Capital Resources:

Inventories at July 1, 1995 increased by 19 percent or $512 million, compared to inventories at December 31, 1994.
Inventories increased in all segments led by the General
Systems Sector and Semiconductor Products Sector.

Property, plant and equipment, less accumulated depreciation at July 1, 1995, has increased $1.4 billion since December 31, 1994, largely due to the semiconductor business capacity expansions. Depreciation expense increased 32 percent for the second quarter of 1995 in comparison to the year-earlier period.

The Company is currently anticipating that depreciation expense will rise as a percent of sales for the full year, as was experienced in the first half of 1995 when depreciation increased to 7.1 percent of sales versus 6.6 percent for the year-earlier period.

Motorola's notes payable and current portion of long-term debt increased $954 million, or 104 percent from the amount at December 31, 1994. The increase is primarily due to a significant increase in fixed asset expenditures, sales growth which is driving increases in receivables and inventory, and the Company's inability to achieve improved rates of inventory turnover and receivable collections. Long-term debt increased $392 million or 35 percent from the amount at December 31, 1994, as a result of the Company issuing, during the second quarter of 1995, 7 1/2 percent debentures due May 15, 2025 in an aggregate principal amount of $400 million under the universal shelf registration statement filed during 1994. The Company anticipates that through the second half of the year, cash will be required to fund additional fixed asset purchases and to complete other investment activities. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity rose to 20.3 percent at July 1, 1995 from 12.1 percent at December 31, 1994. The Company's total domestic and foreign credit facilities aggregated $2.9 billion at July 1, 1995, of which $349 million were used and the remaining amount was not drawn, but was available to back up outstanding commercial paper which totaled $1.5 billion at July 1, 1995.

The Company uses financial instruments to hedge, and therefore help reduce, its overall exposure to the effects of currency fluctuations on cash flows of foreign operations and investments in foreign countries. The Company's strategy is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units assessment of risk. Motorola does not speculate in these financial instruments for profit on the exchange rate price fluctuations alone. Motorola does not trade in currencies for which there are no underlying exposures, and the Company does not enter into trades for any currency to intentionally increase the underlying exposure.

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

As of July 1, 1995 and July 2, 1994, the Company had net outstanding foreign exchange contracts totaling $1.2 billion and $1 billion, respectively. The following schedule shows the five largest foreign exchange hedge positions as of July 1, 1995, and the corresponding positions at July 2, 1994:

Millions of U.S. Dollars
Buy (Sell)                             July 1,     July 2,
                                       1995        1994

Japanese Yen                             (387)     (480)
German Deutsche Mark                     (221)     (126)
British Pound Sterling                   (182)     (117)
Spanish Peseta                            (75)      (52)
Singapore Dollar                           70        --

As of July 1, 1995 and July 2, 1994, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred losses on these forward contracts which hedge designated firm commitments were immaterial at July 1, 1995.

Motorola's research and development expense was $551 million in the second quarter of 1995, compared to $455 million in the second quarter of 1994. In the first half of 1995, research and development expense was $1,052 million, compared to $865 million a year ago. The Company continues to believe that a strong commitment to research and development drives long-term growth.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and current portion of long-term debt, less short-term investments and cash equivalents) was 16.5 percent based on the performance of the four preceding fiscal quarters ending July 1, 1995, unchanged from the year-earlier period. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.4 at July 1, 1995, compared to 1.5 at December 31, 1994.


IRIDIUM (registered mark inserted here) is a registered trademark and service mark of Iridium, Inc.

Information by Industry Segment (Unaudited)

Summarized below are the Company's segment sales as defined
by industry segment for the three-months and six-months
ended July 1, 1995 and July 2, 1994:
                                    Segment Sales
                               for the three months ended
                             July 1,   July 2,
(In millions)                 1995    1994 (1) % Change

General Systems Products     $2,883    $2,072      39

Semiconductor Products        2,085     1,713      22

Messaging, Information and
  Media Products                895       720      24

Land Mobile Products            872       840       4

Other Products                  901       644      40

Adjustments and eliminations   (759)    (550)      38

   Industry segment totals   $6,877    $5,439      26



                                    Segment Sales
                               for the six months ended
                             July 1,   July 2,
(In millions)                 1995    1994 (1) % Change

General Systems Products     $5,229    $3,739      40

Semiconductor Products        3,966     3,328      19

Messaging, Information and
  Media Products              1,683     1,353      24

Land Mobile Products          1,662     1,590       5

Other Products                1,719     1,182      45

Adjustments and eliminations (1,371)  (1,060)      29

   Industry segment totals  $12,888   $10,132      27

(1) Information for 1994 has been reclassified to reflect the realignment of various business units. Messaging, Information and Media Products segment includes the Paging Products and Wireless Data Groups (formerly reported as part of the Communications segment) and the Information Systems Group (formerly reported as part of the Other Products segment). The Government and Space Technology Group is reported as part of the Other Products segment.
                 Part II - Other Information


Item 1 - Legal Proceedings.

Motorola and several of its directors and officers are named defendants in three alleged class actions for alleged violations of section 10(b) and 20 (a) of the Securities Exchange Act and SEC Rule 10b-5, Kaufman, et al. v. Motorola, Inc., et al.; Hoffman Ira Rollover Account et al.
v. Motorola, Inc., et al.; and Miller v. Motorola, Inc., et al. On June 1, 1995, these three cases were consolidated into one lawsuit which is pending in the U.S. District Court for the Northern District of Illinois.

A class action, In Re Nextel Communications Securities Litigation, against Nextel Communications, Inc., certain of its officers and directors and Motorola for alleged violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and SEC Rule 10b-5, is pending in the United States District Court for the District of New Jersey. The pending complaint, a consolidation of cases previously filed against Nextel, maintains that the defendants artificially inflated the price of Nextel common stock through a series of alleged misrepresentations and omissions. Plaintiffs propose a class period of July 22, 1993 through January 10, 1995 and seek an unspecified amount of monetary damages.

There are currently six cases pending in Phoenix, Arizona arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. The plaintiffs in Baker et al. v. Motorola et al. filed a Third Amended Complaint on June 30, 1995 which added seven new defendants (See Item 3 of the Company's Annual Report on Form 10-K for the year ended 1994, and the Company's first quarter report on Form 10-Q for additional disclosures regarding cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition, liquidity or results of operations of Motorola.

Item 2 - Changes in Securities.
Not applicable.

Item 3 - Defaults Upon Senior Securities.
Not applicable.

Item 4 - Submission of Matters to a Vote of Security
Holders.
Not applicable.

Item 5 - Other Information.
Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
     (a)  Exhibits

     10        Consulting Agreement between Motorola Inc.
               and John F. Mitchell.

     11        Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per Common and Common Equivalent Share for the three months ended
               July 1, 1995 and July 2, 1994.

     11.1      Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per Common and Common Equivalent Share for the six months ended
               July 1, 1995 and July 2, 1994.

     (b)  Reports on Form 8-K

               During the second quarter of 1995, the
               Company filed one current report on Form 8-K, dated May 15, 1995, containing no financial statements but describing, under Item 5, the filing of a prospectus supplement and including copies of exhibits under Item 7.

                          Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MOTOROLA, INC.
                           (Registrant)


Date: July 17, 1995        By: /s/ Kenneth J. Johnson
                           Kenneth J. Johnson
                           Corporate Vice President and Controller
                           (Chief Accounting Officer and
                           Duly Authorized Officer of the Registrant)



                             EXHIBIT INDEX


  Number    Description of Exhibits                            Page No.

10          Consulting Agreement between Motorola,
            Inc. and John F. Mitchell.                            17

11          Motorola, Inc. and Consolidated Subsidiaries
            Primary and Fully Diluted Earnings Per
            Common and Common Equivalent Share for the three
            months ended July 1, 1995 and July 2, 1994.           22

11.1        Motorola, Inc. and Consolidated Subsidiaries
            Primary and Fully Diluted Earnings Per
            Common and Common Equivalent Share for the six
            months ended July 1, 1995 and July 2, 1994.           23