Form 10-Q
period 1995-09-30
MOTOROLA INC
filed 1995-11-13
CIK 68505

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

                             (Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ending           SEPTEMBER 30, 1995

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

                          Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on September 30, 1995:


             CLASS                   NUMBER OF SHARES

      Common Stock; $3 Par Value        590,963,485

                  MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                                     INDEX


PART I

  FINANCIAL INFORMATION                                        PAGE

  Item 1  Financial Statements

          Statements of Consolidated Earnings
          Three-Month and Nine-Month Periods ended
          September 30, 1995 and October 1, 1994                 3

          Condensed Consolidated Balance Sheets at
          September 30, 1995 and December 31, 1994               4

          Statements of Condensed Consolidated Cash Flows
          Nine-Month Periods ended
          September 30, 1995 and October 1, 1994                 5

          Notes to Condensed Consolidated Financial
          Statements                                             6

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8

PART II

  OTHER INFORMATION

  Item 1  Legal Proceedings                                     16

  Item 2  Changes in Securities                                 16

  Item 3  Defaults Upon Senior Securities                       16

  Item 4  Submission of Matters to a Vote of Security Holders   16

  Item 5  Other Information                                     16

  Item 6  Exhibits and Reports on Form 8-K                      16












                        PART I - FINANCIAL INFORMATION
                 MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED EARNINGS
                                 (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                Three Months Ended      Nine Months Ended
                                 Sept. 30,  Oct. 1,     Sept. 30,  Oct. 1,
                                   1995      1994         1995      1994

Net sales                         $ 6,851   $ 5,660      $19,739   $15,792

Costs and expenses:
  Manufacturing and other
    costs of sales                  4,388     3,539       12,660     9,826

  Selling, general and
    administrative expenses         1,131     1,106        3,430     3,166

  Depreciation expense                496       379        1,405     1,051

  Interest expense, net                48        41          103       116

    Total costs and expenses        6,063     5,065       17,598    14,159

Earnings before income taxes          788       595        2,141     1,633

Income taxes provided on earnings     292       215          792       588


Net earnings                      $   496   $   380      $ 1,349    $1,045


Net earnings per common and common equivalent share (1)

  Fully diluted:
    Net earnings per common and
     common equivalent share      $   .81   $   .65      $  2.21     $ 1.79
    Average common and common
     equivalent shares outstanding,
     fully diluted (in millions)    611.1     589.7        611.1      589.7

Dividends paid per share          $   .10   $   .07      $   .30     $ .195

(1) Average primary common and common equivalent shares outstanding for the three months and nine months ended September 30, 1995 and October 1, 1994 were 609.6 million and 589.1 million, respectively. Primary earnings per common and common equivalent share were $2.22 and $1.79 for the nine months ended September 30, 1995 and October 1, 1994, respectively, and $.81 and $.65 for the third quarters ended September 30, 1995 and October 1, 1994, respectively.

See accompanying notes to condensed consolidated financial statements.
                 MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN MILLIONS)


                                                    SEPT. 30,      DEC. 31,
                                                       1995         1994
     ASSETS

Cash and cash equivalents                            $   666       $   741

Short-term investments                                   328           318

Accounts receivable, less allowance for
  doubtful accounts (1995, $121; 1994, $118)           4,012         3,421

Inventories                                            3,462         2,670

Other current assets                                   1,582         1,775

  Total current assets                                10,050         8,925

Property, plant and equipment, less
  accumulated depreciation
  (1995, $7,747; 1994, $6,657)                          8,951        7,073

Other assets                                            2,981        1,538

  Total assets                                        $21,982      $17,536


     LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current portion of
  long-term debt                                      $ 1,731      $   916

Accounts payable                                        1,812        1,678

Accrued liabilities                                     3,841        3,323

  Total current liabilities                             7,384        5,917

Long-term debt                                          1,961        1,127

Other liabilities                                       1,895        1,396

Stockholders' equity                                   10,742        9,096

  Total liabilities and stockholders' equity           $21,982     $17,536



See accompanying notes to condensed consolidated financial statements.
           MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
         STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                           (UNAUDITED)
                          (IN MILLIONS)

                                            NINE MONTHS ENDED
                                            Sept. 30,   Oct. 1,
                                            1995        1994

NET CASH PROVIDED BY OPERATIONS             $ 1,988 $   1,022

INVESTING

   Acquisitions and advances to affiliated    (478)     (395)
     companies

  Dispositions of investments in affiliated    147        14
     companies

  Payments for property, plant and equipment  (3,172) (2,318)

  (Increase) decrease in short-term investments  (10)     28

  Decrease in other investing activities          27     220

  Net cash used for investing activities      (3,486) (2,451)

Financing
  Net increase in commercial paper
   and short-term borrowings                     807    1,437

  Proceeds from issuance of debt                 794       17

  Repayment of debt                             (19)    (117)

  Payment of dividends to stockholders         (177)    (109)

  Other financing activities                      18       49

  Net cash provided by financing activities    1,423    1,277

  NET (DECREASE) IN CASH AND
     CASH EQUIVALENTS                        $  (75)   $ (152)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR $   741   $   886

CASH AND CASH EQUIVALENTS, END OF PERIOD     $   666   $   734







                 SUPPLEMENTAL NON-CASH FLOW INFORMATION
                             (IN MILLIONS)

                                                    NINE MONTHS ENDED
                                                    Sept. 30,  Oct. 1,
                                                    1995      1994
NON-CASH ACTIVITIES:
Conversion of zero coupon notes due 2009 and 2013 $   21      $  225
Unrealized net gain on certain investments        $  435      $    9
Liabilities assumed in conjunction with
  acquisitions                                    $   95      $  --


 See accompanying notes to condensed consolidated financial statements.




               MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1. BASIS OF PRESENTATION

   The Condensed Consolidated Balance Sheet as of September 30, 1995, the Statements of Consolidated Earnings for the three-month and nine-month periods ended September 30, 1995 and October 1, 1994, and the Statements of Condensed Consolidated Cash Flows for the nine-month periods ended September 30, 1995 and October 1, 1994 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995 and for all periods presented, have been made.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual report to stockholders. The results of operations for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the operating results for the full year.






2.  INVENTORIES

   Inventories consist of the following (in millions):
                                              Sept. 30,   Dec. 31,
                                              1995        1994

   Finished goods                            $ 1,039       $   699
   Work in process and production materials    2,423         1,971
                                             $ 3,462       $ 2,670

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

4.  Supplemental Cash Flows Information

Cash payments for income taxes were $818 million during the first nine months of 1995 and $715 million for the same period a year earlier. Cash payments for interest expense (net of amount capitalized) were $145 million and $135 million, for the first nine-month periods of 1995 and 1994, respectively.

5.  Accounting for Certain Investments in Debt and Equity
    Securities

During July 1995, the Company completed its transaction with Nextel Communications, Inc. under which Motorola received approximately 59 million shares of Nextel stock in exchange for most of Motorola's 800 MHz specialized mobile radio service businesses, systems and licenses in the continental United States. The transaction was accounted for as an exchange of productive assets with no gain realized in the Statement of Consolidated Earnings.
The cost based investment is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Investments in Debt and Equity Securities" which resulted in a significant increase in Other Assets, Other Liabilities and Stockholders' Equity due to the recognition of the unrealized net gain, including the tax effect.







                MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This commentary should be read in conjunction with the referenced sections of the following documents for a full understanding of Motorola's financial condition and results of operations: from Motorola, Inc.'s 1994 Annual Report to Stockholders, the Letter to Stockholders - Financial Results paragraph on page 2, the Review of Operations section on pages 20 through 23, the Financial Review section on pages 24 through 28, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, pages 30 through 43; and from Motorola, Inc.'s Quarterly Report on
Form 10-Q for the period ended September 30, 1995, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 7.

RESULTS OF OPERATIONS:

Motorola, Inc. reported higher sales and earnings for the third quarter and first nine months of 1995. In the third quarter of 1995, sales rose to $6.9 billion up 21 percent from $5.7 billion in the third quarter of 1994. In the first nine months, sales reached $19.7 billion, up 25 percent from $15.8 billion a year ago. Earnings in the third quarter of 1995 were $496 million, compared with $380 million in the same period a year earlier. Fully diluted net earnings per common and common equivalent share for the third quarter of 1995 were 81 cents, compared to 65 cents in the year-earlier period. Earnings in the first nine months were $1.35 billion, compared with $1.05 billion a year earlier. Fully diluted net earnings per common and common equivalent share for the first nine months were $2.21, compared to $1.79 a year earlier. Motorola's net margin on sales (net earnings divided by net sales) during the third quarter of 1995 was 7.2 percent compared to 6.7 percent a year ago, while in the first nine months it was 6.8 percent compared with 6.6 percent in the year-earlier period.

Sales growth rates for the first nine months of 1995 were highest in China, Europe, Asia-Pacific, Japan and Latin America. Manufacturing margin (net sales less manufacturing and other costs of sales divided by net sales) in the third quarter of 1995 declined to 36 percent from 37.5 percent a year ago. Among the Company's major businesses, manufacturing margins declined in the Cellular Subscriber Group, Messaging, Information and Media Sector, Semiconductor Products Sector and Cellular Infrastructure Group. Manufacturing margin increased in the Land Mobile Products Sector.

General Systems Sector's segment sales rose to $2.6 billion, an increase of 21 percent from the third quarter of 1994. Sales showed strong growth in all regions except Pan America, where there was a significant decline. Orders increased 14 percent and operating profits were higher than in the third quarter of 1994. The results of the cellular businesses in this segment are being affected by a moderating growth rate in the cellular subscriber base in the U.S. and, to some extent, in Europe as well. These U.S. effects have been recently reported by the Cellular Telephone Industry Association. In other regions of the world, the cellular subscriber base continues to expand rapidly. At the same time, average selling prices for cellular telephones in the U.S. declined somewhat more quickly in the third quarter than in the past. The U.S. market could well experience substantially lower growth rates than in other parts of the world. Inventory levels of cellular phones in distribution channels in the U.S. specifically remained in a normal range in the third quarter of 1995 and were about the same or slightly less in weeks of anticipated supply than at the end of the second quarter of 1995. Cellular Subscriber Group's order growth was very strong in Japan and Asia-Pacific, while orders declined in Europe and Pan America. Sales were up significantly in Japan and Asia-Pacific, higher in Europe but significantly lower in Pan America.

The Cellular Infrastructure Group's sales and orders were up substantially and increased at greater rates than the General Systems Sector as a whole. Order growth was strongest in Japan, Europe and Asia-Pacific, while there was a significant decline in orders in Pan America.

Segment sales in the Semiconductor Products Sector increased 28 percent from the third quarter of 1994 to $2.3 billion. Orders increased 23 percent and operating profits were higher than in the third quarter of 1994. All major market regions posted double-digit order growth, led by Asia-Pacific. Among the market segments, order growth was highest in Personal Computer/Work Station, followed by Computer (mainframe and other), Consumer, Industrial and Communications while Automotive was lower. Distribution orders also were higher. Order growth was broad-based, with the strongest increase in demand for RISC (reduced instruction set computer) microprocessors, fast static random access memories, customer-specified microcontrollers, digital signal processors, CMOS (complementary metal oxide semiconductor) gate arrays and embedded processors.

The Company presently expects that this segment will continue to incur significant start-up costs and inefficiencies and experience increased depreciation expenses (as a percent of sales) for at least several quarters as a result of its capacity expansion program.

Motorola's Semiconductor Products Sector continues to experience limits on the amount of orders it can accept for certain types of products, due to capacity constraints. If customer demand for semiconductors remains strong, Motorola does not expect that these capacity constraints will ease until sufficient wafer fabrication capacity becomes available, which is currently expected to start for some products during 1996. These constraints may also restrict Motorola's ability to ship cellular phones, paging products and certain other products.

In the Messaging, Information and Media segment businesses, comprised of the Paging Products and Wireless Data Groups (formerly reported as part of the Communications Segment) and Information Systems Group (formerly reported as part of the "Other Products" segment), segment sales increased 22 percent from the third quarter of 1994 to $944 million and operating profits, as a result of a substantial net gain from the sale of an investment in the third quarter of 1995, were higher than the year-earlier period. The Messaging, Information and Media segment operating margin would have been lower except for a substantial gain on the sale of an investment. Orders increased 35 percent from the third quarter of 1994.

Paging Products Group orders increased substantially in the third quarter of 1995 compared to the year-earlier period, driven by growth in the United States. International orders were higher led by Europe and China, while in Japan orders were lower. The backlog for paging products, at the end of the third quarter 1995, is much higher than average in the recent past as a result of semiconductor shortages and selective factory capacity constraints brought about by unexpected strong demand for new products.

In the Land Mobile Products Sector business segment, comprised of the Radio Products, Radio Parts and Services, Network Services and Business Strategies, Radio Network Solutions and iDEN(Trademark symbol inserted here) (Integrated Dispatch Enhanced Network) Groups (formerly reported as part of the Communications Segment), sales increased 10 percent to $912 million and operating profits were higher from the third quarter of 1994. Orders increased 4 percent from the third quarter of 1994. Lower results in the iDEN business were more than offset by the stronger performance of the sector's other businesses.

The Sector completed the sale of its 800 megahertz (MHz) Specialized Mobile Radio businesses, systems and licenses in the continental United States to Nextel Communications, Inc. for approximately 59 million shares of Nextel stock.

In the Automotive, Energy and Controls Group, sales increased 17 percent and orders increased 15 percent from the third quarter of 1994. Operating profits were lower compared to the third quarter of 1994. The results for this group are reported as part of the "Other Products" segment.

In the Government and Space Technology Group (GSTG), group sales increased from the third quarter of 1994 by 33 percent, and orders were 62 percent lower than a year ago due to the timing of the IRIDIUM (Registered trademark symbol inserted here) program financing. The group recorded a smaller operating loss compared to a year ago. Development of the IRIDIUM global communications system continued on schedule, as Motorola met all contractual milestones during the quarter. GSTG is recording reserves in connection with the IRIDIUM project so that, to date, no profit has been recognized under this contract. These reserves are reevaluated periodically. As previously indicated, Iridium, Inc. will require additional financing to continue to make payments to Motorola under a contract to construct the global communications system. The additional financing is required beginning in early 1996. To date, no additional financing commitments have been received by Iridium, Inc. Motorola is the largest investor in Iridium, Inc. and a failure of Iridium, Inc. to obtain additional funding would materially adversely affect Motorola's investment in Iridium, Inc. and in ancillary products. In addition, the Company will generally remain obligated to perform significant subcontracts even if Iridium, Inc. is unable to obtain additional funding. The results for this group are reported as part of the "Other Products" segment.

Motorola's manufacturing and other costs of sales during the third quarter of 1995 and 1994 were $4.4 billion, 64.0 percent of net sales, and $3.5 billion,
62.5 percent of net sales, respectively. The increase during the third quarter of 1995 as a percent of net sales was a result of continuing start-up costs and inefficiencies associated with the process of adding major elements of new semiconductor manufacturing capacity to support growth in sales and orders, as well as increasing price competition in several of the Company's equipment businesses.

Motorola's wireless communications businesses, particularly cellular subscriber, have been attracting significant price competition for some time which is expected to continue. Motorola intends to protect and, if possible, improve its market share in these businesses by utilizing its high volume manufacturing capabilities. This has and may continue to cause the Company to tolerate lower gross margins.

Motorola's selling, general and administrative expenses during the third quarter of 1995 were $1,131 million, 16.5 percent of sales, versus $1,106 million, 19.5 percent of sales, during the year-earlier period. Additionally, a net gain was realized in the third quarter of 1995 from the sale of an investment within the Messaging, Information and Media segment. Management continues its focus on holding the growth of the budgeted portion of these costs excluding the impact of unusual items, for the Company overall, to a level less than the growth of sales in anticipation of continuing pressure on gross margins.

Motorola's total backlog at September 30, 1995 is approximately 15 percent higher than a year ago. This represents the lowest increase in quarter-end backlog in several years. The Cellular Subscriber Group's backlog is significantly lower than a year ago and is the primary factor in the lower overall growth rate. Backlogs are also lower in the Land Mobile Products Sector, as well as the Government and Space Technology Group. Backlogs are up significantly versus a year ago in the Computer Group, Semiconductor Products Sector, Cellular Infrastructure Group, and Messaging, Information and Media Sector. Backlog in the Automotive, Energy and Controls Group also rose versus a year ago.

Motorola's research and development expense was $562 million in the third quarter of 1995, compared to $485 million in the third quarter of 1994. In the first nine months of 1995, research and development expense was $1,614 million, compared to $1,350 million a year ago. The Company continues to believe that a strong commitment to research and development drives long-term growth.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and current portion of long-term debt, less short-term investments and cash equivalents) was 16.3 percent based on the performance of the four preceding fiscal quarters ending September 30, 1995, compared to 16.7 percent from the year earlier period. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.4 at September 30, 1995, compared to 1.5 at December 31, 1994.

The tax rate for the third quarter of 1995 was 37 percent compared with 36 percent in the third quarter of 1994 and for the full year 1994. Fully diluted average common and common equivalent shares outstanding increased to
611.1 million from 589.7 million a year ago, largely as a result of the Company completing a public equity offering of 17.1 million shares during November 1994.

In the United States, the Company expects to continue to experience the effects of slower economic expansion in selected businesses over the near term. In addition, the Company expects its results in the next several quarters to be affected by other factors. First, the Company does not anticipate a fourth quarter of 1995 repetition of the buildup of cellular phone inventories in the U.S. distribution channels that occurred in the fourth quarter of 1994. Accordingly, this anticipated lack of buildup and continued pressure on average selling prices will adversely affect the comparison of the fourth quarter of 1995 sales and profits to last year. Second, an unprecedented number of major transitions to new technologies are concurrently underway in the Company's equipment businesses. These are very important to the Company's long-term growth potential and awards for many were received in the third quarter. They include: two-way and voice paging, CDMA for cellular and PCS systems, wireless local loop, telephony and high speed data for cable systems, and integrated dispatch radio. As new technologies enter the Company's revenue base, their early life cycle levels of profitability are low until markets mature and manufacturing economies of scale develop to reduce unit costs. It will continue to be the Company's strategy to remain a market leader in these equipment businesses worldwide and to influence the continuing growth of these markets. Motorola also continues to invest heavily in manufacturing capacity, as well as the development of new products, new technologies and new markets in order to serve the Company's global customers.


LIQUIDITY AND CAPITAL RESOURCES:

Inventories at September 30, 1995 increased by 30 percent or $792 million, compared to inventories at December 31, 1994. Inventories increased in all segments led by the General Systems Sector and Semiconductor Products Sector.

Property, plant and equipment, less accumulated depreciation at September 30, 1995, has increased 27 percent or $1,878 million since December 31, 1994, largely due to the semiconductor business capacity expansions. Depreciation expense increased 31 percent for the third quarter of 1995 in comparison to the year-earlier period. The Company is currently anticipating that depreciation expense will rise as a percent of sales for the full year, as was experienced in the first nine months of 1995 when depreciation increased to 7.1 percent of sales versus 6.7 percent for the year-earlier period. Fixed asset expenditures for 1995 may total as much as $4.6 billion, although the actual amount may vary from this estimate.

Motorola's notes payable and current portion of long-term debt increased $815 million, or 89 percent from the amount at December 31, 1994. The increase is primarily due to a significant increase in fixed asset expenditures, sales growth which is driving increases in receivables and inventories, and the Company's inability to achieve improved rates of inventory turnover and receivable collections. Long-term debt increased $834 million or 74 percent during the first nine months of 1995. During the third quarter of 1995, the Company issued 6 1/2 percent debentures due September 1, 2025 in an aggregate principal amount of $400 million under the universal shelf registration statement which was previously filed during 1994. Furthermore, during the third quarter of 1995, the Company filed a $1 billion universal shelf registration statement with the Securities and Exchange Commission, which has not yet been made effective; and, the Company and its finance subsidiary increased its one - and five-year revolving domestic credit agreements with a group of banks from $1.5 billion to $2.0 billion. These revolving domestic credit agreements contain various conditions, covenants and representations. The Company anticipates that through 1996, a substantial amount of funds, possibly involving financing activities, will be required to fund additional fixed asset purchases and to complete other investment activities.

Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity rose to 21.6 percent at September 30, 1995 from 12.1 percent at December
31, 1994. The Company's total domestic and foreign credit facilities aggregated $3.3 billion at September 30, 1995, of which $392 million were used and the remaining amount was not drawn, but was available, in part, to back up outstanding commercial paper which totaled $1.4 billion at September 30, 1995.

The Company uses financial instruments to hedge, and therefore help reduce, its overall exposure to the effects of currency fluctuations on cash flows of foreign operations and investments in foreign countries. The Company's strategy is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. Motorola does not speculate in these financial instruments for profit on the exchange rate price fluctuations alone. Motorola does not trade in currencies for which there are no underlying exposures, and the Company does not enter into trades for any currency to intentionally increase the underlying exposure.

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

As of September 30, 1995 and October 1, 1994, the Company had net outstanding foreign exchange contracts totaling $1.3 billion and $1.0 billion, respectively. The following schedule shows the five largest foreign exchange hedge positions as of September 30, 1995, and the corresponding positions at October 1, 1994:

Millions of U.S. Dollars                         Sept. 30,   Oct. 1,
Buy (Sell)                                       1995        1994

Japanese Yen                                     (424)      (484)
British Pound Sterling                           (302)       (59)
German Deutsche Mark                             (101)      (221)
Singapore Dollar                                   90        --
Italian Lira                                      (59)       (54)



As of September 30, 1995 and October 1, 1994, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred losses on these forward contracts which hedge designated firm commitments were immaterial at September 30, 1995. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly as are the underlying investments and the results are recorded in the financial statements.


IRIDIUM (Registered trademark symbol inserted here) is a registered trademark and service mark of Iridium, Inc.

INFORMATION BY INDUSTRY SEGMENT (UNAUDITED)

Summarized below are the Company's segment sales as defined by industry segment for the three-months and nine-months ended September 30, 1995 and October 1, 1994:
                                                   Segment Sales
                                            for the three months ended
                                            Sept. 30,   Oct. 1,
(In millions)                               1995        1994 (1) % Change

General Systems Products                  $2,648      $2,197        21

Semiconductor Products                     2,275       1,772        28

Messaging, Information and
  Media Products                             944         774        22

Land Mobile Products                         912         832        10

Other Products                               807         677        19

Adjustments and eliminations               (735)       (592)        24

   Industry segment totals                $6,851      $5,660        21


                                                  Segment Sales
                                            for the nine months ended
                                            Sept. 30,    Oct. 1,
(In millions)                               1995         1994 (1) % Change

General Systems Products                  $7,877        $5,936       33

Semiconductor Products                     6,241         5,100       22

Messaging, Information and
  Media Products                           2,627         2,127       24

Land Mobile Products                       2,574         2,422        6

Other Products                             2,526         1,859       36

Adjustments and eliminations             (2,106)       (1,652)       27

   Industry segment totals               $19,739       $15,792       25

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


                         PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.


There are currently six cases pending in Phoenix, Arizona arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. The plaintiffs in Wilkins et al. v. Motorola, Inc. et al. CV 95-05322 filed a First Amended Complaint on July 18, 1995 in Arizona Superior Court, Maricopa County and served the lawsuit on Motorola on July 26, 1995. Wilkins involves claims for personal injury and wrongful death by eleven plaintiffs against Motorola and twenty eight other defendants, (See Item 3 of the Company's Annual Report on Form 10-K for the year ended 1994, and the Company's first and second quarter reports on Form 10-Q for additional disclosures regarding cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona). In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition, liquidity or results of operations of Motorola.

ITEM 2 - CHANGES IN SECURITIES.
Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

ITEM 5 - OTHER INFORMATION.
Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
     (a)  EXHIBITS

     11        Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per Common and Common Equivalent Share for the three months ended September 30, 1995 and October 1, 1994.

     11.1      Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per Common and Common Equivalent Share for the nine months ended September 30, 1995 and October 1, 1994.

     (b)  REPORTS ON FORM 8-K

               During the third quarter of 1995, the Company filed one current report on Form 8-K dated August 29, 1995, containing no financial statements but describing, under Item 5, the filing of a prospectus supplement and including an exhibit under Item 7.



                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MOTOROLA, INC.
                           (Registrant)


Date: November 10, 1995    By:/s/Kenneth J. Johnson
                           Kenneth J. Johnson
                           Corporate Vice President and Controller
                           (Chief Accounting Officer and Duly
                           Authorized Officer of the Registrant)


























                        EXHIBIT INDEX


NUMBER      DESCRIPTION OF EXHIBITS                           PAGE N0.


11          Motorola, Inc. and Consolidated Subsidiaries         19
            Primary and Fully Diluted Earnings Per
            Common and Common Equivalent Share for the three months ended September 30, 1995 and October 1, 1994.

11.1        Motorola, Inc. and Consolidated Subsidiaries         20
            Primary and Fully Diluted Earnings Per
            Common and Common Equivalent Share for the nine months ended September 30, 1995 and October 1, 1994.

27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission)