Form 10-K
period 1995-12-31
MOTOROLA INC
filed 1996-03-22
CIK 68505

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/ FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR
/ / FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                  REGISTRANT'S TELEPHONE NUMBER (847) 576-5000

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

    The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1996 was approximately $30.8 billion (based on closing sale price of $53.75 per share as reported for the New York Stock Exchange-Composite Transactions).

    The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 1996 was 591,696,173.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        DOCUMENT                                           LOCATION IN FORM 10-K
----------------------------------------------------------------------------------------  ------------------------
Portions of Registrant's Proxy Statement for 1996 Annual Meeting of Stockholders          Parts I, II, III and IV
Including Management's Discussion and Analysis and Consolidated Financial Statements

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I
Item 1:  Business

(a)  General development of business.

Motorola, Inc. is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196 (telephone number: 847-576-5000).

Motorola, Inc., one of the world's leading providers of electronic equipment, systems, components and services for worldwide markets, is engaged in the design, manufacture and sale, principally under the Motorola brand, of a diversified line of such products. These products include two-way land mobile communication systems, paging and wireless data systems, personal communications equipment and systems and other forms of electronic communication systems; subscriber and infrastructure equipment for the telephone market; cellular mobile and portable telephones and systems; semiconductors, including integrated circuits, discrete devices and microprocessor units; information systems products such as modems, multiplexers and network processors; electronic equipment for military and aerospace use; electronic engine controls, and other automotive and industrial electronic equipment; and multifunction computer systems for distributed data processing and office automation applications. Motorola also provides services for paging, cellular telephone, shared mobile radio and wireless data.

The term "Motorola" as used hereinafter means Motorola, Inc. or Motorola, Inc. and its subsidiaries, as the context requires.

(b)  Financial information about industry segments.

The response to this section of Item 1 is incorporated by reference to Note 7 of the Notes to the Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1996 annual meeting of stockholders.

(c)  Narrative description of business.

GENERAL SYSTEMS SECTOR

The General Systems Sector includes the Cellular Subscriber Group, the Cellular Infrastructure Group, the Network Ventures Division and the Motorola Computer Group.

The Cellular Subscriber and Infrastructure Groups manufacture, sell, install and service cellular infrastructure and radiotelephone equipment. In addition, the Cellular Subscriber Group resells cellular line service in the U.S., New Zealand, Germany, France and the U.K. markets. The Network Ventures Division is a joint venture partner in cellular operating systems in Argentina, Uruguay, Hong Kong, Israel, Chile, Mexico, Thailand, Pakistan, Nicaragua, Dominican Republic, Russia, Honduras, Jordan, Lithuania and Japan. The Cellular Infrastructure Group products include electronic exchanges (i.e., telephone switches), base site controllers and radio base stations. Radiotelephone products include mobile, portable, personal and transportable radiotelephones with various options, personal communications equipment and cordless telephones. Products are marketed worldwide through original equipment manufacturers, carriers, distributors, dealers, retailers and, in certain countries, through a direct sales force. Financing of cellular and personal communications infrastructure equipment is sometimes offered to qualifying customers.

Radio frequencies are required to provide cellular and personal communications services. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated for these services. The growth of the cellular and personal communications industry and Motorola's results may be affected if adequate frequencies are not allocated for its use, or alternatively, if new technology is not developed to increase capacity on presently allocated frequencies.

The Motorola Computer Group develops, manufactures, sells and services multi-function computer systems and board level products, together with operating systems and system enablers based on the Motorola 68000, 88000 and Power PC series microprocessors. These products are sold worldwide to a variety of customers, some of whom produce computer products which compete with the Group. The Computer Group's products are marketed to end-users, original equipment manufacturers, value-added resellers and distributors throughout the world. The Motorola Computer Group also markets computer products and peripherals that it does not manufacture.

General Systems products are subject to constant changes in technology. Consequently, the Sector has an extensive research and development program. Its products make substantial use of solid state semiconductor components, including integrated circuits.

The Sector's backlog amounted to $1.47 billion at December 31, 1995 and $1.66 billion at December 31, 1994. The 1995 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1996. This forward-looking estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1995 backlog actually shipped to change.

The General Systems Sector experiences intense competition from numerous competitors ranging from some of the world's largest companies to small, specialized firms. The Sector competes in markets worldwide. Competitive factors in the market for the products are price, service, delivery, product quality and product and system performance. An additional factor for the Motorola Computer Group products is the availability of software products to address specific user applications. Participation in a very competitive industry requires a continuing high level of investment in technology. Management believes that, looking forward, Motorola's commitment to research and development programs for improving existing products and developing new products and its utilization of state-of-the-art technology will allow the General Systems Sector to remain competitive.

Materials used in the Sector's operations are generally second-sourced to ensure a continuity of supply. Occasionally, there are shortages of required purchased components. Energy necessary for the Sector's operations consists of electricity, natural gas and gasoline, all of which are currently adequate in supply. The Sector's factories are highly automated and therefore, dependent upon a steady supply of electrical power. Difficulties in obtaining any of the aforementioned items could affect the Group's and Motorola's results.

The Cellular Subscriber Group carries reasonable product inventories in distribution centers to meet customer delivery requirements. As a general rule, the Cellular Subscriber and Infrastructure Groups do not permit customers to return merchandise. The Motorola Computer Group permits customers to return products in accordance with practices followed in the computer industry. The Cellular Subscriber Group has offered extended payment terms when necessary to meet competitive offerings. In the Cellular Infrastructure Group, payment terms are particular to individual contracts, a majority of which provide for the hold back of certain residual payments until system acceptance by the customer. For qualifying customers, the Cellular Infrastructure Group finances equipment purchases under various arrangements. Credit terms offered by the Motorola Computer Group normally are in accordance with practices followed in the computer industry. Occasionally, the Motorola Computer Group uses installment sale agreements and leases which are sold to a Motorola finance subsidiary.

Patent protection is very important to the cellular business. Also, reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality of business with respect to this industry segment.

The General Systems Sector's headquarters are located in Schaumburg, Illinois. The Sector operates manufacturing facilities in Tempe, Arizona; Arlington Heights, Grayslake, Harvard, Libertyville and McHenry, Illinois; Ft. Worth, Texas; Swindon, England; Penang, Malaysia; Easter Inch, Scotland; Flensburg, Germany; Arad, Israel; and Tianjin, China. A new manufacturing facility is under construction in Harvard, Illinois. The Sector also has joint venture manufacturing operations in Austria and China.

SEMICONDUCTOR PRODUCTS SECTOR

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

The Sector sells its products worldwide to original equipment manufacturers through its own sales force. Products also are sold through a network of industrial distributors in the United States. Sales outside the United States are made through the Sector's own sales staff and through independent distributors. Products manufactured by the Sector are also supplied to other operating units of Motorola. Other sectors of Motorola collectively constitute one of the Sector's two largest customers, and the loss of, or significant reduction of purchases by, either could affect the Sector's results. The Sector and its results are affected by the cyclical nature of the semiconductor industry. Available capacity, cyclical customer demands, new product introduction and aggressive pricing could impact its business and results. The Sector's capacity is being increased to meet current market demand, but the Sector is still experiencing some isolated areas of capacity constraints.
In addition to the Sector's factory expansion program, which includes some joint venture manufacturing facilities, it is actively pursuing additional capacity through the sourcing of products from outside vendors. Because of the market demand, the available quantity of some products have been allocated among customers, including other Motorola operating units, from time to time, which has affected the Sector's and Motorola's results.

The semiconductor industry is subject to rapid changes in technology, requires a high level of capital spending and an extensive research, development and design program to maintain state-of-the-art technology. Accordingly, the Sector maintains an extensive research and development program in advanced semiconductor technology.

The Sector's backlog amounted to $3.25 billion at December 31, 1995 and $2.68 billion at December 31, 1994. The 1995 backlog amount is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1996. However, in the past, the Sector has experienced abrupt and repeated rescheduling of previously firm and even expedited orders. This forward-looking estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1995 backlog actually shipped to change.

The Semiconductor Products Sector experiences intense competition from numerous competitors ranging from large companies offering a full range of products to small companies specializing in certain segments of the market. The competitive environment is also changing as a result of increased alliances between competitors. The Sector competes in many markets, including the telecommunications, personal computer/work station, industrial, automotive, consumer, computer, government and distributor markets. In 1994, the Sector announced that it is discontinuing its military business. Due to the multitude of competitors, price, service, technology and product quality are important factors in competition. The ability to develop new products to meet customer requirements and to meet customer delivery schedules are also competitive factors. Management believes, looking forward, that Motorola's commitment to research and development of new products combined with utilization of state-of-the-art technology should allow the Sector to remain competitive.

The Sector is not currently experiencing any shortages in obtaining raw materials. However, it is experiencing some extended lead times on certain raw materials due to industry demand, but this is not currently having any material impact on the Sector's business. A significant portion of certain materials and parts used by the Sector is supplied from a single country. The Sector is seeking additional sources of supply to decrease this dependency. With respect to other materials, the Sector also is seeking additional sources of supply to minimize the risk of obtaining materials from only a few sources. Electricity, oil and natural gas are used extensively in the Sector's operations. All of these energy sources are available in adequate quantities for current needs. Electricity and oil are the primary energy sources for the Sector's foreign operations, and presently, there are no shortages of these sources although the reliability of electrical power has been a problem from time to time. Difficulties in obtaining any of the aforementioned items could affect the Sector's and Motorola's results.

Reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality of business with respect to this industry segment.

The Semiconductor Products Sector's headquarters are in Phoenix, Arizona. Its manufacturing facilities are located in Chandler, Mesa, Phoenix and Tempe, Arizona; Irvine, California; Research Triangle Park, North Carolina; Austin, Texas; Tianjin, China; Toulouse, France; Munich, Germany; Kwai Chung and Tai Po, Hong Kong; Aizu and Sendai, Japan; Seoul, Korea; Kuala Lumpur and Seremban, Malaysia; Guadalajara, Mexico; Carmona and Manila, the Philippines; Singapore; Chung-Li, Taiwan; and East Kilbride and South Queensferry, Scotland.


MESSAGING, INFORMATION AND MEDIA SECTOR

Motorola's Messaging, Information, and Media Sector ("MIMS") is composed of the Paging Products Group, the Wireless Data Group, the Information Systems Group, the International Networks Division and the newly-formed Multimedia Group. The Paging Products Group designs, manufactures and distributes paging subscriber, paging infrastructure, and related products in almost all geographic regions of the world. The Wireless Data Group designs, manufactures and distributes wireless data hardware and software products, infrastructure equipment and systems. The Information Systems Group designs, manufactures and sells modems, analog and digital transmission devices and similar products. The International Networks Division operates paging, wireless data and gateway communications services on a worldwide basis. These services are provided primarily through joint ventures but also through wholly-owned subsidiaries. All of the paging and wireless data operating companies with which the International Networks Division is involved operate under radio frequency licenses issued by governmental authorities in the various countries of the world. The Multimedia Group, formed in 1995, is developing products that are expected to enable voice, video and high speed communications over cable networks. The introduction of some products is expected in late 1996.

MIMS provides equipment and systems to meet the communication needs of many different types of businesses, institutional and government organizations. Also, there is a growing base of paging and wireless data customers using the products for personal and family communication needs.

Radio frequencies are required to provide paging and wireless data information services. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated for these services. The growth of the paging and wireless data information industry and Motorola's results could be affected if adequate frequencies are not allocated for its use, or alternatively, if new technology is not developed to increase capacity on presently allocated frequencies.

The Sector's backlog amounted to $1.1 billion at December 31, 1995 and $0.7 billion at December 31, 1994. The 1995 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1996. This forward-looking estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1995 backlog actually shipped to change.

No one customer or a few customers represent a material part of the business of the MIMS segment.

MIMS products are sold through both domestic and international sales organizations which sell through direct and indirect channels such as distributors, retailers and value added resellers.

This segment carries on an extensive product development program. Its products make substantial use of solid-state semiconductor components, including integrated circuits.

This segment experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to foreign state-owned telecommunications companies to many small, specialized firms. The principal manufacturing operations of many competitors are located outside of the United States. Competitive factors for MIMS include, but are not limited to, price, quality, time-to-market, technology, company image, service, warranty, product features and availability.

Materials and components required by this segment are relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages. Occasionally, shortages or extended delivery periods have occurred in various component parts, the effects of which have generally been industry-wide and short in duration. MIMS requires commercially available electrical energy for manufacturing and administrative operations. Facilities are temperature controlled with oil and gas heat and electrical power. These types of energy are currently readily available. Difficulties in obtaining any of the aforementioned items could affect the Sector's and Motorola's results.

Reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality with respect to this segment.

This segment's headquarters are located in Schaumburg, Illinois, with manufacturing facilities in Lake Zurich, Illinois; Boynton Beach, Florida; Ft. Worth, Texas; Mansfield, Massachusetts; Huntsville, Alabama; Arad, Israel; Singapore; Tianjin, China; Vega Baja, Puerto Rico; Dublin, Ireland; Bangalore, India; and Seoul, Korea.

 LAND MOBILE PRODUCTS SECTOR

The Land Mobile Product Sector ("LMPS") designs, manufactures and sells analog and digital two-way voice and data products and systems for a variety of worldwide applications.

As a principal supplier of mobile and portable FM two-way radio products and systems, LMPS provides equipment and systems to meet the communications needs of individuals and many different types of business, institutional and governmental organizations. Products of LMPS provide voice and data communication between vehicles, persons and base stations. Also, LMPS provides network services for two-way radio subscribers in U.S. and international markets through joint ventures and wholly-owned companies.

The principal customers for two-way radio products and systems include public safety agencies, such as police, fire, highway maintenance departments and forestry services; petroleum companies; gas, electric and water utilities; telephone companies; diverse industrial companies; mining companies; transportation companies such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals; and companies in the construction, vending machine and service businesses. Also, there is a base of customers using the products for personal and family communication needs. These products are also sold and leased to various federal agencies for many uses. No one customer represents a material part of the business of the Land Mobile Products segment. However, LMPS has a few customers that, collectively, the loss of, or a significant reduction in purchases by, could be material to its business.

Users of two-way radios are regulated by a variety of governmental and other regulatory agencies throughout the world. In the United States, users of two-way radios are licensed by the Federal Communications Commission ("FCC") which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. The FCC's authority includes, among other things, the power to classify radio stations, prescribe the nature of the service to be rendered by each class of station, assign frequencies to the various classes of stations and regulate the kinds of equipment which may be used. Regulatory agencies in other countries have similar types of authority. Consequently, the business and results of this segment could be affected by the rules and regulations adopted by the FCC or regulatory agencies in other countries from time to time.

Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the two-way radio communications industry may be affected, however, by the regulations of the FCC or other regulatory agencies relating to the allocation of frequencies for land mobile communications users, especially in urban areas where such frequencies are heavily used.

LMPS also manufactures and sells signaling and control systems and communication control centers used in two-way radio operations.

This segment carries on an extensive product development program. Its products make substantial use of solid-state semiconductor components, including integrated circuits.

The products manufactured and marketed by LMPS are sold directly through its own distribution force, or through independent authorized distributors and dealers, commercial radio service operators and independent commission sales representatives. Leasing and conditional sale arrangements are also made available to customers. The direct distribution force also provides systems engineering and technical services to meet the customer's particular needs. The customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of Motorola authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations. The majority of the leases and conditional sale contracts entered into by LMPS have been sold to several unaffiliated finance companies and banks on terms which, in most instances, provide recourse to Motorola with certain limitations. Some leases and conditional sale contracts were sold to a Motorola finance subsidiary. Subscriber units are sold directly and through indirect distribution channels.

This segment's backlog amounted to $1.18 billion at December 31, 1995 and $1.30 billion at December 31, 1994. The 1995 backlog amount is believed to be generally firm, and approximately 88% of that amount is expected to be shipped during 1996. This forward-looking estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1995 backlog actually shipped to change.

This segment experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to foreign state-owned telecommunications companies to many small, specialized firms. The principal manufacturing operations of many competitors are located outside of the United States. Competitive factors for LMPS include price, product performance, product quality, quality and availability of service, and quality and availability of systems engineering, with no one factor being dominant. Management believes, looking forward, that Motorola's commitment to research and development programs for improving existing products and developing new products and its utilization of state-of-the-art technology should allow this segment to remain competitive.

Availability of materials and components required by this segment is relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages and affect results. Direct sourcing of materials and components from foreign suppliers is becoming more extensive. LMPS operates certain offshore subassembly plants, the loss of one or more of which could constrain its production capabilities and affect results. Natural gas, electricity and, to a lesser extent, oil, are the primary sources of energy. Current supplies of these forms of energy are considered to be adequate for this segment's United States and foreign operations. Difficulties in obtaining any of the aforementioned items could affect the Sector's and Motorola's results. LMPS provides custom products based on assembling basic units into a large variety of models or combinations. This requires stocking of inventories and large varieties of piece parts as well as a variety of basic level assemblies to meet short delivery requirements.

Reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this segment.

Information with respect to the transfer of LMPS's 800 MHz Specialized Mobile Radio licenses and assets to Nextel Communications, Inc. is incorporated by reference to the information under the caption "Land Mobile Products" in the Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 6 of the Notes to the Consolidated Financial Statements, both contained in the attachment to Motorola's Proxy Statement for the 1996 annual meeting of stockholders.

This segment's headquarters are located in Schaumburg, Illinois, with major manufacturing facilities in Schaumburg, Illinois; Plantation, Florida; Mount Pleasant, Iowa; Swords, Ireland; Arad, Israel; and Penang, Malaysia.


GOVERNMENT AND SPACE TECHNOLOGY GROUP

The Government and Space Technology Group is engaged in the design, development and production of electronic systems and products, and it competes for a variety of United States Government projects and commercial business. The Group expanded the application of its core capabilities to support global growth opportunities within other Motorola businesses. The Group produces products related to electronic and communications equipment that have various applications based upon customer requirements of the Group's three business segments: government, commercial and satellite communications. The government business segment, known as the Government Electronics Division and Government Systems Operations, primarily performs research, development and production work under contracts with governmental agencies, but also conducts independent research and development programs. The government business segment produces products such as diversified military electronic equipment, including military communications equipment, radar systems, data links, display systems, positioning and navigation systems, missile guidance equipment, electronic ordnance devices and drone electronic systems. The government business segment has been predominantly dependent upon the United States Government as its main customer, acting as either a prime contractor or a subcontractor to other prime contractors. The total loss of all of this business could have a material adverse effect on the Group. Contracts are secured from United States Government agencies and their suppliers by negotiation and competitive bidding. The government procurement environment is highly regulated and continues to be very competitive. Competition has increased substantially in all aspects of the government business due to a slowdown in procurement resulting from a lower defense budget. Competitors include large and small technically competent firms. Some competitors from whom the segment procured subcontract work in the past are becoming more vertically integrated and are performing the work previously subcontracted. This segment currently expects to continue to meet competition on the basis of price and quality of product performance.

The Group has diversified its activities by applying its core technologies to other non-federal government and commercial opportunities. During 1993, the Group organized its commercial business thrusts into the Diversified Technologies Division ("DTD"). This segment designs, builds, and markets commercial test equipment and evaluates new product and market opportunities utilizing various technologies. Also, in 1995, DTD established a core group of technical capabilities to meet the global growth opportunities of other Motorola businesses. This activity is expected to continue to make a significant contribution toward meeting those needs.

The Group's Satellite Communications Division (SATCOM) is developing the IRIDIUM-Registered Trademark- satellite-based communication system. The IRIDIUM-Registered Trademark- system is a space-based wireless communications system that is being designed to provide global digital service to hand-held telephones and related equipment. The IRIDIUM-Registered Trademark- system involves four components: (1) a constellation of low earth orbit satellites, (2) a centralized system control center, (3) gateways distributed throughout the world and (4) individual subscriber units including, for example, voice, data, facsimile and paging. SATCOM is the prime contractor under contracts with Iridium, Inc. to provide and launch the satellites, control the ground stations and maintain the system. During the last four years, this contract for development effort has become a significant portion of the Group's business and is expected to remain a major contributor to the Group's sales for the next several years. The loss of these contracts could have a material adverse effect on the Group's and Motorola's results. SATCOM has entered into significant subcontracts for portions of the system for which it will generally remain obligated even if Iridium, Inc. is unable to satisfy the terms of its contracts with SATCOM, including funding. SATCOM also performs research, development, design and manufacturing services for space-based equipment for government customers. IRIDIUM-Registered Trademark- is a registered trademark and service mark of Iridium, Inc.

Total sales for the Group include sales made to a number of free world governments and corporations. Products of the Group are marketed outside the United States by a few distributors, by independent representatives and by the Group's own sales force. In 1995, a small percentage (approximately 4%) of the Group's business was conducted internationally, primarily through the government business sector. These sales generally relate to the development and deployment of defense, security and commercial air traffic management systems with selected countries, concentrated in the Asia-Pacific region and Canada.

All contracts with the United States Government are subject to cancellation at the convenience of the Government, and the contracts with Iridium, Inc. may be terminated by Iridium, Inc. pursuant to the terms set forth in the contracts.

Materials used by the Group in its operations are generally available. Natural gas and electricity are the principal types of energy used, and availability of both to the Group is currently more than adequate. However, difficulties in obtaining any of the aforementioned items could affect the Group's and Motorola's results.

Patents continue to become more important as competition increases in a declining U.S. Government market and as the Group expands quasi-government commercial opportunities. Also, reference is made to the material under the heading "General" for information relating to patents and trademarks.

The Group has its headquarters in Scottsdale, Arizona, with manufacturing facilities in Scottsdale and Chandler, Arizona.


AUTOMOTIVE, ENERGY AND CONTROLS GROUP

The Automotive, Energy and Controls Group manufactures and sells products in three major categories: automotive and industrial electronics; energy storage products and systems; printed circuit boards and ceramic and quartz electronic components. The Group also includes operations which manufacture electronic ballasts for fluorescent lighting and radio frequency identification devices. The Group established a Flat Panel Display Division to develop the next generation of flat panel displays. The Group is involved in several joint ventures.

The Group sells its automotive and industrial electronics products to original equipment manufacturers, including foreign and domestic automobile manufacturers, heavy vehicle manufacturers, farm equipment manufacturers and industrial customers. The energy storage products business and the ceramic and quartz products business sell primarily to other industry segments within Motorola, principally the Land Mobile and General Systems segments. A large part of the Group's business is dependent upon two external customers, the loss of either of which could have a material adverse effect on the business of the Group. Demand for products is linked to automobile sales in the United States and other countries where the Group sells its products. The Group experiences competition from numerous global competitors including automobile manufacturers.

All materials used by the Group have good availability at this time. The Group uses electricity and gas in its operations, which are currently adequate in supply. However, difficulties in obtaining any of the aforementioned items could affect the Group's and Motorola's results.

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


GENERAL

CUSTOMERS. Motorola is not dependent for a material part of its overall business upon a single or a very few customers. Approximately 2.7% of Motorola's total sales and revenues in 1995 were received from various branches and agencies, including the armed services, of the United States Government.

All contracts with the United States Government are subject to cancellation at the convenience of the Government.

Government contractors, including Motorola, are routinely subjected to numerous audits and investigations, which may be either civil or criminal in nature. The consequences of these audits and investigations may include administrative action to suspend business dealings with the contractor and to exclude it from receiving new business. In addition, Motorola, like other contractors, is internally reviewing aspects of its government contracting operations, and, where appropriate, taking corrective actions and making voluntary disclosures to the Government. From time to time, these audits and investigations may adversely affect Motorola and its results.

BACKLOG. Motorola's aggregate backlog position, including the backlog position of subsidiaries through which some of its business units operate, as of the end of the last two fiscal years, was approximately as follows:

         December 31, 1995. . .   $8.024 billion
         December 31, 1994. . .   $7.594 billion

The orders supporting the 1995 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 98% of orders on hand at December 31, 1995 are expected to be shipped during 1996. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.

Motorola uses the percentage-of-completion method to recognize revenues and costs associated with most long-term contracts. For contracts involving certain technologies, revenues and profits, or parts thereof, are deferred until technological feasibility is established and customer acceptance is obtained. For other product sales, revenue is recognized at the time of shipment, and reserves are established for price protection and cooperative marketing programs with distributors.

RESEARCH AND DEVELOPMENT. Throughout its history, Motorola has relied, and continues to rely primarily on its research and development programs for the development of new products and its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola's industry segments on a regular basis. Research and development expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $2,197 million in 1995, $1,860 million in 1994 and $1,521 million in 1993.

In addition, research funded under customer-sponsored contracts amounted to approximately $546 million in 1995, $601 million in 1994 and $324 million in 1993.

Approximately 11,600 professional employees were engaged in such research activities (including customer-sponsored) during 1995.

PATENTS AND TRADEMARKS. Motorola owns 7,254 patents in the United States and 6,411 in foreign countries. These foreign patents are counterparts of Motorola's United States patents. During 1995, Motorola was granted 1,016 United States patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. In some instances, certain of the patents licensed by Motorola to others have generated significant amounts of revenue to Motorola.

Motorola considers its trademark "MOTOROLA" and the "M" symbol to be valuable assets. These are protected through trademark registrations. Other trademarks of Motorola are protected and registered in the relevant markets, but are used only on limited product lines.

ENVIRONMENTAL QUALITY. Motorola operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The balance of the response to this section of Item 1 is incorporated by reference to Note 6 of the Notes to the Consolidated Financial Statements under the caption "Environmental and Legal" and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Matters" contained in the attachment to Motorola's Proxy Statement for the 1996 annual meeting of stockholders.

MISCELLANEOUS. At December 31, 1995, there were approximately 142,000 employees of Motorola and its subsidiaries. The business of Motorola and its industry segments is taking on certain seasonal characteristics: the Semiconductor Products Sector has tended to have stronger, seasonally-adjusted sales in the first half of the year; sales of products, such as cellular telephones and pagers, in consumer markets tend to increase in the fourth quarter; also, as the market for paging products in China has matured, a seasonal pattern has developed in which orders decline in the fourth and first quarters. An increase or decrease in large system orders in the Cellular Infrastructure Group and the Land Mobile Products Sector could cause the volatility of orders, revenues and profits recognized in any particular period. Radio frequencies are required to use many of Motorola's products and services. These frequencies and their use are regulated by a variety of agencies throughout the world. The growth in cellular, paging and other wireless communications products could be affected if adequate frequencies are not allocated for their use, or through regulation or regulatory changes.
In the United States, the Federal Communications Commission has broad authority to make the rules and regulations and prescribe restrictions and conditions on the use of radio frequencies.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings; (i) "General Systems Sector," about the allocation of frequencies, development of technologies, growth, expected shipments during 1996, and competitiveness through research and development and technology; (ii) "Semiconductor Products Sector," about the loss of or reduction in purchases by customers, capacity, cyclical customer demands, new product introductions, pricing, the allocation of available products among customers, expected shipments during 1996, competitiveness through research and development and technology and source of supply; (iii) "Messaging, Information and Media Sector," about the allocation of frequencies, development of technologies, growth, expected shipments during 1996, and competitiveness;
(iv) "Land Mobile Products Sector," about the loss of or reduction in purchases by customers, the allocation and regulations of frequencies, expected shipments during 1996, competitiveness through research and development and technology and the availability of supplies; (v) "Government and Space Technology Group" about the U.S. government as a customer, competitiveness, the contribution of the Diversified Technology Group, the impact of the Company's investment in Iridium, Inc. and the availability of supplies; (vi) "Automotive, Energy and Controls Group," about the loss of or reduction in purchases by customers and the availability of supplies and the availability of supplies; (vii) "Backlog," about expected shipments during 1996; and (viii) "Miscellaneous," about seasonality, large system orders, and the growth from products.

Motorola wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, Motorola's actual results and could cause Motorola's actual consolidated results during 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of Motorola:

- Underutilization of Motorola's plants and factories, or of any plant expansions or new plants, including, but not limited to, those in the Semiconductor Products Segment, resulting in production inefficiencies and higher costs; start-up expenses and inefficiencies and delays and increased depreciation costs in connection with the start of production in new plants and expansions, including but not limited to, those in the Semiconductor Products Segments;

- Motorola's actions in connection with continued and increasing competition in many product areas, including, but not limited to, cellular subscriber products and including price competition; fluctuating demand for certain products in certain seasons, such as paging and cellular subscriber products, as more products are sold to the consumer market; and the focus by some of Motorola's businesses - in particular, the cellular infrastructure and land mobile products businesses - on large system orders, which could result in fluctuating results from quarter to quarter;

- Difficulties in obtaining raw materials, supplies, power and natural resources and any other items needed for the production of semiconductors and other products, and capacity constraints which could limit the amounts of orders the Semiconductor Products Segment and other segments can accept for certain products, causing effects on Motorola's ability to ship paging products, cellular phones and other products;

    Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated, including, but not limited to, two-way and voice paging, CDMA for cellular and PCS systems, wireless local loop, telephony and high-speed data for cable and integrated dispatch radio, the failure of customers to accept these products or technologies when planned, any defects in products and a failure of manufacturing economies to develop when planned;

    Risks related to the IRIDIUM-Registered Trademark- project, including any software, technological or market acceptance issues, performance failures or other difficulties by a party to any IRIDIUM-Registered Trademark-related contracts or subcontracts, including any failure of Iridium, Inc. to receive additional financing needed for Iridium, Inc. to continue to make payments, or any events which would require Motorola to provide additional financial support for Iridium, Inc. as well as the amount of reserves related to the Iridium project, and changes to those reserves;

    The effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations, including, but not limited to, those affecting frequency, use and availability of spectrum authorizations and licensing; and

    The costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal), settlements and investigations, claims, and changes in those items, and developments or assertions by or against Motorola relating to intellectual property rights and intellectual property licenses.

Certain portions of Motorola's Proxy Statement for the 1996 annual meeting of stockholders with Management's Discussion and Analysis and Consolidated Financial Statement are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those beginning on page F-10 of the attachment to Motorola's Proxy Statement for the 1996 annual meeting of stockholders, that sometimes have affected, and in the future could affect, Motorola's actual results and could cause Motorola's actual consolidated results during 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of Motorola.

(d) Financial information about foreign and domestic operations and export sales.

Domestic export sales to third parties were $3.59 billion in 1995, $2.97 billion in 1994 and $1.83 billion in 1993. Domestic export sales to affiliates were $6.64 billion in 1995, $4.40 billion in 1994 and $3.16 billion in 1993.

The remainder of the response to this section of Item 1 is incorporated by reference to Note 7 of the Notes to the Consolidated Financial Statements and the "1995 Compared With 1994 "and "1994 Compared With 1993" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the attachment to Motorola's Proxy Statement for the 1996 annual meeting of stockholders.


Item 2:  Properties

Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Its other major facilities in the United States are located in Arlington Heights, Buffalo Grove, Grayslake, Lake Zurich, Libertyville, Northbrook, Schaumburg and Vernon Hills, Illinois; Elma, New York; Phoenix, Chandler, Scottsdale, Mesa and Tempe, Arizona; Boynton Beach and Plantation, Florida; Atlanta, Georgia; Austin, Ft. Worth and Seguin, Texas; Mount Pleasant, Iowa; Mansfield, Massachusetts; Huntsville, Alabama; Research Triangle Park, North Carolina; Albuquerque, New Mexico; Carlisle, Pennsylvania; and Irvine and San Jose, California. Motorola also operates manufacturing facilities or sales offices in 39 other countries. (See "Narrative Description of Business" for information regarding the location of the principal manufacturing facilities for each industry segment.) Motorola owns 129 facilities (manufacturing, sales, service and office, 73 of which are located in the United States and 56 of which are located in other countries. Motorola leases 510 such facilities, 298 of which are located in the United States and 212 of which are located in other countries.

Motorola generally considers the productive capacity of the plants operated by each of its industry segments adequate and suitable for the requirements of each of such segments, except for the Semiconductor Products Sector which is engaged in a factory expansion program to meet the strong market demand for its products. Motorola is also adding production capacity for its General Systems Sector.

The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.


Item 3:  Legal Proceedings

Motorola is a named defendant in eight cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. MCINTIRE ET AL. V. MOTOROLA, CAMELHEAD EQUITIES ET AL. V. MOTOROLA ET AL., and FARR V. MOTOROLA are pending in the U.S. District Court for the District of Arizona. BAKER ET AL. V. MOTOROLA ET AL., LOFGREN ET AL. V. MOTOROLA ET AL., BENTANCOURT ET AL. V. MOTOROLA ET AL., FORD ET AL. V. MOTOROLA ET AL. and WILKINS ET AL. V. MOTOROLA ET AL. are pending in the Arizona Superior Court, Maricopa County. The MCINTIRE lawsuit involves approximately 925 plaintiffs (325 personal injury, 125 property damage, and 475 personal injury and property damage) who allege that the operations of Motorola at several facilities in Phoenix and Scottsdale, Arizona have caused property damage and health problems by contaminating the soil, groundwater and air in the area surrounding those facilities. FARR is a personal injury and wrongful death case, filed on November 17, 1995, based on like allegations of environmental contamination. CAMELHEAD EQUITIES, filed on June 1, 1993, is a suit for business losses by four failed real estate development limited partnerships alleging that groundwater contamination caused property damage and the failure of their real estate development. The District Court granted Motorola's motion for summary judgment on September 29, 1995. The plaintiffs' appeal to the United States Court of Appeals for the Ninth Circuit has been stayed pending resolution of plaintiffs' motion for rehearing in the District Court. The BAKER lawsuit, filed on February 11, 1992, is a class action, involving six representative individual named plaintiffs, alleging that Motorola and 28 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, diminishing property values and exposing members of the class to possible adverse health effects. On August 24,

1994, the BAKER court certified two classes, a property damage class consisting of all persons who were residents, property owners or lessees of property which overlies, or is adjacent to, the alleged groundwater pollution, and a medical monitoring class consisting of all persons who resided in Phoenix and/or Scottsdale for more than one year continuously during the years between 1955 and 1989, and who received potable drinking water containing trichloroethylene at a level equal to or exceeding 2.0 parts per billion, on average. The LOFGREN, BENTANCOURT, FORD and WILKINS lawsuits, filed on April 6, 1993, July 16, 1993, June 10, 1994 and July 19, 1995, respectively, have been consolidated. The consolidated cases involve approximately 180 plaintiffs, alleging that Motorola and 31 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, causing health problems.

All eight lawsuits seek compensatory and punitive damages. The MCINTIRE complaint includes personal injury and property damage claims and seeks injunctive relief. The BAKER complaint seeks damages for medical monitoring and alleges claims for property, business and economic loss and seeks declaratory and injunctive relief.

Motorola and several of its directors and officers are named defendants in a consolidated alleged class action for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, KAUFMAN, ET AL. V. MOTOROLA, INC. ET AL., which is pending in the U.S. District Court for the Northern District of Illinois. Plaintiffs maintain that Motorola and the individual defendants committed a fraud on the securities market by artificially inflating the price of Motorola stock. Plaintiffs propose a class period of November 4, 1994 through February 17, 1995, and seek an unspecified amount of damages.

A class action, IN RE NEXTEL COMMUNICATIONS SECURITIES LITIGATION, against Nextel Communications, Inc., certain of its officers and directors and Motorola for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, is pending in the United States District Court for the District of New Jersey. The pending complaint, a consolidation of cases previously filed against Nextel, was filed on July 11, 1995 and maintains that the defendants artificially inflated the price of Nextel common stock through a series of alleged misrepresentations and omissions. Plaintiffs propose a class period of July 22, 1993 through January 10, 1995 and seek an unspecified amount of monetary damages.

Motorola is a defendant in several cases arising out of the Company's manufacture and sale of portable cellular telephones. VERB, ET AL. V. MOTOROLA, INC., ET AT., Circuit Court of Cook County, Illinois, 93 L 3238, is a purported class action by purchasers of portable cellular phones against the Company and seven other corporate defendants, alleging economic loss; the trial court's dismissal of this matter is on appeal to the Illinois Appellate Court. SCHIFFNER V. MOTOROLA, INC., Circuit Court of Cook County, Illinois, 95 CH 1879, is another economic loss purported class action by purchasers of portable cellular phones. CRIST V. MOTOROLA, INC. ET AL., Circuit Court of Cook County, Illinois, 94 CH 1077, WARD V. MOTOROLA, INC., ET AL., State Court of Fulton County, Georgia, 94 VS 91470, where the trial court's denial of Motorola's motion for summary judgment is on appeal to the Georgia Court of Appeals, WRIGHT V. MOTOROLA, ET. AL., Circuit Court of Cook County, Illinois, 95 LD 4929, KANE, ET. AL., V. MOTOROLA, INC., ET. AL., Circuit Court of Cook County, Illinois, 93 L 15256, RITTMAN, ET. AL. V. MOTOROLA, INC., ET. AL., District Court for Tarrant County, Texas, 348-160584-96, and CHRISTOPHER V. MOTOROLA, INC., United States District court for the Northern District of Ohio, 95 CV 2100, are cases where individuals allege that brain cancer was caused by or aggravated by the use of a cellular telephone.

JERALD P. BUSSE, INDIVIDUALLY, AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. MOTOROLA, INC., ET. AL., Circuit Court of Cook County, Illinois, Chancery Division, 95 CH 10332, is a purported class action wherein it is alleged that cellular phones have not been proven safe and that the defendants have failed to adequately warn consumers of the alleged dangers of using cellular telephones. PENNSYLVANIA BANCSHARES, INC. ET. AL. V. MOTOROLA, INC., ET. AL., Court of Common Pleas, Montgomery County, Pennsylvania, 9519136, is a purported class action wherein it is alleged that Motorola, Inc. systematically engages in deceptive trade practices, including without limitation, intentionally misrepresenting the quality of certain types of cellular telephones.

The information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Matters" and in Note 6 of the Notes to the Consolidated Financial Statements under the caption "Environmental and Legal" contained in the attachment to Motorola's Proxy Statement for the 1996 annual meeting of stockholders is incorporated herein by reference.

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


Item 4:  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Following are the persons who were the executive officers of Motorola as of December 31, 1995, their ages as of December 31, 1995, their current titles and positions held during the last five years:

Gary L. Tooker; age 56; Vice Chairman of the Board and Chief Executive Officer since December 1993; President and Acting Chief Executive Officer from October 1993 to December 1993; and President and Chief Operating Officer from January 1990 to October 1993.

Christopher B. Galvin; age 45; President and Chief Operating Officer since December 1993; and Senior Executive Vice President and Assistant Chief Operating Officer from January 1990 to December 1993.

Robert W. Galvin; age 73; Chairman of the Executive Committee of the Board of Directors since January 1990.

Keith J. Bane; age 56; Executive Vice President and Chief Corporate Staff Officer since February 1995; Senior Vice President and Chief Corporate Staff Officer from August 1994 to February 1995; Senior Vice President and Motorola Director of Strategy, Technology and External Relations from October 1993 to August 1994; and Senior Vice President and Motorola Director of Strategy from November 1988 to October 1993.

Arnold S. Brenner; age 58; Executive Vice President and General Manager, Japan Group since November 1988.

Thomas D. George; age 55; Executive Vice President, and President and General Manager, Semiconductor Products Sector since April 1993; Executive Vice President and Assistant General Manager, Semiconductor Products Sector from November 1992 to April 1993; and Senior Vice President and Assistant General Manager, Semiconductor Products Sector from July 1986 to November 1992.

Glenn A. Gienko; age 43; Senior Vice President and Director of Human Resources since June 1995; Corporate Vice President Human Resources, General Systems Sector from February 1994 to June 1995; and Vice President Human Resources, General Systems Sector from June 1990 to February 1994.

Merle L. Gilmore; age 47; Executive Vice President, President and General Manager, Land Mobile Products Sector ("LMPS"), since July 1994; Senior Vice President and President and General Manager, LMPS, from June 1994 to July 1994; Senior Vice President and Assistant General Manager, LMPS, from July 1992 to June 1994; Senior Vice President and General Manger, Worldwide Radio Products Group, LMPS, from May 1991 to July 1992; Corporate Vice President and General Manager, Worldwide Radio Products Group, Communications Sector, from January 1991 to May 1991; and Corporate Vice President and General Manager, Portable Products Division, Communications Sector, from April 1989 to January 1991.

Robert L. Growney; age 53; Executive Vice President, and President and General Manager, Messaging, Information and Media Sector since January 1994; Executive Vice President and General Manager, Paging and Wireless Data Group from September 1992 to January 1994; Senior Vice President and General Manager, Paging and Telepoint Systems Group from January 1991 to September 1992; and Senior Vice President and General Manager, Radio Technologies Group, Communications Sector from May 1989 to January 1991.

Carl F. Koenemann; age 57; Executive Vice President and Chief Financial Officer since December 1991; and Senior Vice President and Assistant Chief Financial Officer from May 1990 to December 1991.

James A. Norling; age 53; Executive Vice President, and President, Motorola Europe, Middle East and Africa since April 1993; and Executive Vice President, and President and General Manager, Semiconductor Products Sector from December 1989 to April 1993.

Edward F. Staiano; age 59; Executive Vice President, and President and General Manager, General Systems Sector since December 1989.

Frederick T. Tucker; age 55; Executive Vice President and President and General Manager, Automotive, Energy and Controls Group since September 1992; and Senior Vice President and General Manager, Automotive and Industrial Electronics Group from April 1988 to September 1992.

Richard H. Weise; age 60; Senior Vice President, General Counsel and Secretary since November 1985. Mr. Weise relinquished his position as Senior Vice President and General Counsel in February 1996. He will continue as Secretary, however.

Richard W. Younts; age 56; Executive Vice President and Corporate Executive Director International-Asia and Americas since December 1993; Senior Vice President and Corporate Executive Director, International-Asia and Americas from July 1991 to December 1993; Senior Vice President and President, Nippon Motorola Ltd., Japan Group from May 1991 to July 1991; and Corporate Vice President and President, Nippon Motorola Ltd. from August 1987 to May 1991.

The above executive officers will serve as officers of Motorola until the regular meeting of the Board of Directors in May 1996 or until their respective successors shall have been elected. Christopher B. Galvin is a son of Robert W. Galvin. There is no family relationship between any of the other executive officers listed above.


                                       PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

Motorola's Common Stock is listed on the New York, Chicago, London and Tokyo Stock Exchanges. The remainder of the response to this Item is incorporated by reference to the information under the caption "Quarterly and Other Financial Data" of Motorola's Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1996 annual meeting of stockholders.


Item 6:  Selected Financial Data

The response to this Item is incorporated by reference to the information under the caption "Five Year Financial Summary" of Motorola's Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1996 annual meeting of stockholders.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The response to this Item is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the attachment to Motorola's Proxy Statement for the 1996 annual meeting of stockholders.


Item 8:  Financial Statements and Supplementary Data

The response to this Item is incorporated by reference to the information under the captions "Management's Responsibility For Financial

Statements", "Independent Auditors' Report", "Statements of Consolidated Earnings", "Statements of Consolidated Stockholders' Equity", "Consolidated Balance Sheets", "Statements of Consolidated Cash Flows", "Supplemental Cash Flow Information", "Notes to Consolidated Financial Statements", "Quarterly and Other Financial Data" and "Five Year Financial Summary" of Motorola's Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1996 annual meeting of stockholders.


Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                       PART III

Item 10:  Directors and Executive Officers of the Registrant

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption "Nominees" on pages 1 through 5 of Motorola's Proxy Statement for the 1996 annual meeting of stockholders and with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant". The response to this Item required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Security Ownership of Management of the Company" on pages 8 and 9 of Motorola's Proxy Statement for the 1996 annual meeting of stockholders.


Item 11:  Executive Compensation

The response to this Item is incorporated by reference to the information under the caption "Director Compensation" on page 7 of Motorola's Proxy Statement for the 1996 annual meeting of stockholders and "Summary Compensation Table," "Stock Option Grants in 1995," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Long-

Term Incentive Plans - Awards in Last Fiscal Year," "Pension and Supplementary Retirement Plans," and "Termination of Employment and Change in Control Arrangements" on pages 9 through 12 of Motorola's Proxy Statement for the 1996 annual meeting of stockholders.


Item 12: Security Ownership of Certain Beneficial Owners and Management

The response to this Item is incorporated by reference to the information under the caption "Security Ownership of Management of the Company" on pages 8 and 9 of Motorola's Proxy Statement for the 1996 annual meeting of stockholders.


Item 13:  Certain Relationships and Related Transactions

The response to this Item is incorporated by reference to the information under the caption "Director Compensation" on page 7 of Motorola's Proxy Statement for the 1996 annual meeting of stockholders.

                                       PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Financial Statements

         See Part II, Item 8 hereof.

    2.        Financial Statement Schedule and Auditors' Report

         TITLE                                         SCHEDULE
          -----                                         --------

         Valuation and Qualifying Accounts. . . . . . . .II

    All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto.

    The auditors' report of KPMG Peat Marwick LLP with respect to the Financial Statement Schedule is located at page 35.

    3.   Exhibits

    Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Following is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this form by
    Item 14(c) hereof:

    Motorola Executive Incentive Plan ("MEIP")
    Motorola Long Range Incentive Plan of 1994
    Share Option Plan of 1982
    Share Option Plan of 1991
    Motorola Elected Officers Supplementary Retirement Plan
    Officers Supplemental Medical Plan
    Accidental Death and Dismemberment Insurance for MEIP
       Participants
    Arrangement for Directors' Fees
    Retirement Plan for Non-employee Directors
    Deferred Fee Plan for Outside Directors
    Officers' Group Life Insurance Policy
    Consultant Agreement with John F. Mitchell
    Form of Termination Agreement
    Policy Protecting Salary and Medical Benefits
    Insurance Policy for Non-employee Directors
    Motorola, Inc. Non-Employee Directors' Stock Plan

(b) Reports on Form 8-K. Motorola filed no reports on Form 8-K during the last quarter of 1995.

(c) Exhibits      See Item 14(a)3 above.

KPMG PEAT MARWICK LLP





                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
of Motorola, Inc.:


Under date of January 9, 1996, except for Note 6, which is as of February 16, 1996, we reported on the consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 proxy statement to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                  /s/  KPMG Peat Marwick LLP

January 9, 1996
Chicago, Illinois

                           Motorola, Inc. and Subsidiaries      Schedule II

                          Valuation and Qualifying Accounts
                         Three Years Ended December 31, 1995
                                    (In millions)

--------------------------------------------------------------------------------------------------------------------------
Column A                          Column B                 Column C                        Column D             Column E
--------------------------------------------------------------------------------------------------------------------------

                                                           ADDITIONS
                                  Balance at    ---------------------------------                               Balance
                                  beginning      Charged to          Charged to                                 at end
                                  Of period     costs & expenses   other accounts         Deductions            of period
--------------------------------------------------------------------------------------------------------------------------
1995
----
Allowance for doubtful accounts        $118      $ 45                ---                 $ 40  (1)              $123

Product and service warranties          283       122                ---                   96  (2)               309


1994
----

Allowance for doubtful accounts        $ 91      $ 48                ---                 $ 21  (1)              $118

Product and service warranties          166       195                ---                   78  (2)               283


1993
----

Allowance for doubtful accounts        $ 69      $ 54                ---                 $ 32  (1)              $ 91

Product and service warranties          117       110                ---                   61  (2)               166




(1) Uncollectible accounts written off
(2) Warranty claims paid

KPMG Peat Marwick LLP






                           CONSENT OF INDEPENDENT AUDITORS
                           -------------------------------


The Board of Directors
of Motorola, Inc.:


We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-40876 and 33-58714) and Form S-3 (No. 33-62911) of Motorola, Inc.
and consolidated subsidiaries of our reports dated January 9, 1996, except for
Note 6, which is as of February 16, 1996, relating to the consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated earnings, stockholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 1995, which reports appear in or are incorporated by reference in the annual report on Form 10-K of Motorola, Inc. for the year ended December 31, 1995.


                                  /s/  KPMG Peat Marwick LLP

March 19, 1996
Chicago, Illinois

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 1996
                             MOTOROLA, INC.


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




     SIGNATURE                  TITLE                                DATE
     ---------                  -----                                ----

 /S/  GARY L. TOOKER            Director and Principal               3/14/96
------------------------            Executive Officer
Gary L. Tooker


 /S/  CARL F. KOENEMANN         Principal Financial                  3/6/96
------------------------            Officer
Carl F. Koenemann


 /S/  KENNETH J. JOHNSON        Principal Accounting                 3/12/96
------------------------            Officer
Kenneth J. Johnson





     SIGNATURE                          TITLE                    DATE
     ---------                          -----                    ----
 /S/  DAVID R. CLARE                    Director                 3/6/96
--------------------------
David R. Clare


 /S/  H. LAURANCE FULLER
--------------------------              Director                 3/18/96
H. Laurance Fuller


 /S/ CHRISTOPHER B. GALVIN              Director                 3/14/96
--------------------------
Christopher B. Galvin


 /S/ ROBERT W. GALVIN                   Director                 3/7/96
--------------------------
Robert W. Galvin


 /S/ JOHN T. HICKEY                     Director                 3/7/96
--------------------------
John T. Hickey


 /S/  ANNE P. JONES                     Director                 3/2/96
--------------------------
Anne P. Jones


 /S/  DONALD R. JONES                   Director                 3/6/96
--------------------------
Donald R. Jones


 /S/  JUDY C. LEWENT                    Director                 3/4/96
--------------------------
Judy C. Lewent





     SIGNATURE                          TITLE                    DATE
     ---------                          -----                    ----
 /S/ WALTER E. MASSEY                   Director                 3/6/96
--------------------------
Walter E. Massey


 /S/  JOHN F. MITCHELL                  Director                 3/6/96
--------------------------
John F. Mitchell


 /S/ THOMAS J. MURRIN                   Director                 3/2/96
--------------------------
Thomas J. Murrin


 /S/ JOHN E. PEPPER, JR.                Director                 3/6/96
--------------------------
John E. Pepper, Jr.


 /S/ SAMUEL C. SCOTT III                Director                 3/9/96
--------------------------
Samuel C. Scott III


 /S/ GARDINER L. TUCKER                 Director                 3/4/96
--------------------------
Gardiner L. Tucker


 /S/  WILLIAM J. WEISZ                  Director                 3/7/96
--------------------------
William J. Weisz


 /S/ B. KENNETH WEST                    Director                 3/3/96
--------------------------
B. Kenneth West


 /S/  JOHN A. WHITE                     Director                 3/1/96
--------------------------
John A. White



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

3(ii)  By-Laws of Motorola, Inc., revised as of February 6, 1996.

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

4.10 Indenture dated as of May 1, 1995 between Motorola, Inc. and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4(d) to Motorola's Registration Statement on Form S-3, Registration No. 33-56055.

4.11 Specimen of 7 1/2% Debentures due May 15, 2025 (incorporated by reference to Exhibit 4(B) to Motorola's Current Report on Form 8-K dated May 15, 1995).

4.12   Specimen of 6 1/2% Debentures due September 1, 2025.

EXHIBIT NO.                             EXHIBIT
-----------                             -------

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

10.4 Resolution Amending Section 4 of the Share Option Plan of 1991, effective August 7, 1995.

10.5 Motorola Elected Officers Supplementary Retirement Plan, as amended through February 6, 1995 (incorporated by reference to Exhibit 10.5 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

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

EXHIBIT NO.                           EXHIBIT
-----------                           -------

10.8 Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from page 7 of Motorola's Proxy Statement for the 1996 annual meeting of stockholders).

10.9   Deferred Fee Plan for Outside Directors, as amended February 6, 1996.

10.10  Officers' Group Life Insurance Policy (incorporated by reference to
       Exhibit 10.10 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.11  Consultant Agreement dated May 1, 1995 between Motorola, Inc. and John
       F. Mitchell (incorporated by reference to Exhibit 10 to Motorola's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995).

10.12 Form of Termination Agreement in respect of a change in control (incorporated by reference to Exhibit 10.15 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

10.13 Policy protecting salary and medical benefits of employees in the event of an unsolicited change in control (incorporated by reference to Exhibit 10.16 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.14 Insurance policy covering non-employee Directors (incorporated by reference to the description on page 7 of Motorola's Proxy Statement for the 1996 annual meeting of stockholders and to Exhibit 10.16 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

EXHIBIT NO.                            EXHIBIT
-----------                            -------

10.15 Iridium Space System Contract between Motorola, Inc. and Iridium, Inc., as amended to date, and Iridium Communications Systems Operations and Maintenance Contract between Motorola, Inc. and Iridium, Inc., as amended to date (incorporated by reference to Exhibits 99.2 and 99.3, respectively, to Motorola's Current Report on Form 8-K dated August 2, 1993 and Exhibits 99(a) and 99(b), respectively, to Motorola's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994).

11 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common Equivalent Share.

21     Subsidiaries of Motorola.

23 Consent of KPMG Peat Marwick. See page 37 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

27     Financial Data Schedule (filed only electronically with SEC).