Form 10-Q
period 1996-03-30
MOTOROLA INC
filed 1996-05-10
CIK 68505

UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

                                      (Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

      For the period ending                      March 30, 1996

                                                     or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

      For the transition period from          __________ to _________

Commission file number:                     1-7221

MOTOROLA, INC.
(Exact name of registrant as specified in its charter)

Delaware                           36-1115800
(State of Incorporation)           (I.R.S. Employer Identification No.)

                1303 E. Algonquin Road, Schaumburg, Illinois 60196 (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:  (847) 576-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on March 30, 1996:

             Class                                    Number of Shares

     Common Stock; $3 Par Value                         592,011,609




                  Motorola, Inc. and Consolidated Subsidiaries
                                   Index


Part I

    Financial Information                                            Page

      Item 1     Financial Statements

                 Statements of Consolidated Earnings
                 Three-Month Periods ended
                 March 30, 1996 and April 1, 1995                     3

                 Condensed Consolidated Balance Sheets at
                 March 30, 1996 and December 31, 1995                 4

                 Statements of Condensed Consolidated Cash Flows
                 Three-Month Periods ended
                 March 30, 1996 and April 1, 1995                     5

                 Notes to Condensed Consolidated Financial
                 Statements                                           6

      Item 2     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        7

Part II

    Other Information

      Item 1     Legal Proceedings                                    13

      Item 2     Changes in Securities                                14

      Item 3     Defaults Upon Senior Securities                      14

      Item 4     Submission of Matters to a Vote of Security Holders  14

      Item 5     Other Information                                    14

      Item 6     Exhibits and Reports on Form 8-K                     14

                           Part I - Financial Information
                     Motorola, Inc. and Consolidated Subsidiaries
                          Statements of Consolidated Earnings
                                     (Unaudited)
                        (In millions, except per share amounts)


                                                           Three Months Ended
                                                          March 30,  April 1,
                                                            1996       1995

Net sales                                                 $ 6,955     $ 6,011

Costs and expenses
  Manufacturing and other costs of sales                    4,718       3,878
  Selling, general and
    administrative expenses                                 1,072       1,090
  Depreciation expense                                        523         431
  Interest expense, net                                        51          21
    Total costs and expenses                                6,364       5,420
Earnings before income taxes                                  591         591
Income taxes provided on earnings                             207         219
Net earnings                                              $   384     $   372


Net earnings per common and common equivalent share (1)

  Fully diluted:
    Net earnings per common and common
      equivalent share                                    $   .63     $   .61
    Average common and common equivalent shares
      outstanding, fully diluted (in millions)              608.6       608.7

Dividends paid per share                                  $   .10     $   .10

 (1) Average primary common and common equivalent shares outstanding for the three months ended March 30, 1996 and April 1, 1995 were 608.6 million and
608.7 million, respectively. Primary earnings per common and common equivalent share were the same as fully diluted for the first quarters ended March 30, 1996 and April 1, 1995.







See accompanying notes to condensed consolidated financial statements.

                    Motorola, Inc. and Consolidated Subsidiaries
                       Condensed Consolidated Balance Sheets
                                     (Unaudited)
                                    (In millions)


                                                    March 30,    December 31,
                                                      1996          1995
      Assets
Cash and cash equivalents                          $   845       $   725
Short-term investments                                 289           350
Accounts receivable, less allowance for
  doubtful accounts (1996, $129; 1995, $123)         4,080         4,081
Inventories                                          3,438         3,528
Other current assets                                 1,875         1,826
     Total current assets                           10,527        10,510
Property, plant and equipment, less
  accumulated depreciation
(1996, $8,494; 1995, $8,110)                         9,597         9,356
Other assets (1)                                     3,252         2,935
     Total Assets                                  $23,376       $22,801


     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                   $ 1,655      $ 1,605
Accounts payable                                     1,869        2,018
Accrued liabilities                                  4,260        4,170
     Total current liabilities                       7,784        7,793
Long-term debt                                       1,956        1,949
Other liabilities	(1)                                2,143        2,011
Stockholders' equity (1)                            11,493       11,048
     Total liabilities and stockholders' equity    $23,376      $22,801

(1) SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires the carrying value of certain investments to be adjusted to their fair value which resulted in the Company recording an increase to stockholders' equity, other assets and deferred taxes of $459 million, $759 million and $300 million as of March 30, 1996; and $328 million, $543 million, and $215 million as of December 31, 1995.



See accompanying notes to condensed consolidated financial statements.

                 Motorola, Inc. and Consolidated Subsidiaries
             Statements of Condensed Consolidated Cash Flows
                             (Unaudited)
                             (In millions)

                                                        Three Months Ended
                                                       March 30,     April 1,
                                                        1996          1995

Net cash provided by operations                       $    951     $   639


Investing

  Payments for property, plant and equipment              (822)       (969)
  (Increase) decrease in short-term investments              61        (16)
  (Increase) in other investing
    activities                                             (75)       (132)


  Net cash used for investing activities	             (836)     (1,117)

Financing

  Net increase in commercial paper
    and short-term borrowings                                51        620
  Proceeds from issuance of debt                             24          1
  Repayment of debt                                        (20)        (9)
  Payment of dividends to stockholders                     (59)       (59)
  Other financing activities                                  9        34


  Net cash provided by financing activities                   5       587


Net increase in cash and
  cash equivalents                                      $   120     $ 109

Cash and cash equivalents, beginning of year            $   725     $ 741

Cash and cash equivalents, end of period                $   845     $ 850






See accompanying notes to condensed consolidated financial statements.

                     Motorola, Inc. and Consolidated Subsidiaries
                  Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
1.  Basis of Presentation

The Condensed Consolidated Balance Sheet as of March 30, 1996, the Statements of Consolidated Earnings for the three-month periods ended March 30, 1996 and April 1, 1995, and the Statements of Condensed Consolidated Cash Flows for the three-month periods ended March 30, 1996 and April 1, 1995 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 30, 1996 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the appendix of the Company's proxy statement for the 1996 Annual Meeting of Shareholders of the Corporation. The results of operations for the three-month period ended March 30, 1996 are not necessarily indicative of the operating results for the full year.

2.  Inventories

Inventories consist of the following (in millions):
                                                     March 30,     Dec. 31,
                                                       1996          1995

Finished goods                                   $ 1,034       $ 1,026
Work in process and production materials           2,404         2,502
   Inventories                                   $ 3,438       $ 3,528

3.  Income Taxes

The Internal Revenue Service (IRS) has examined the federal income tax returns for Motorola, Inc. through 1987 and has settled the respective returns through 1985. The IRS has completed its field audit of the years 1986 and 1987. In connection with these audits, the IRS has proposed adjustments to the Company's income and tax credits for those years which would result in additional tax. The Company disagrees with most of the proposed adjustments and is contesting them. In the opinion of the Company's management, the final disposition of these matters, and proposed adjustments from other tax authorities, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

4.  Supplemental Cash Flows Information

A net income tax cash refund totaling $7 million was recognized during the first quarter of 1996 compared to a net cash payment totaling $204 million for the same period a year earlier. Cash payments for interest expense (net of amount capitalized) were $67 million and $51 million, for the first three-month periods ended March 30, 1996 and April 1, 1995, respectively.

                   Motorola, Inc. and Consolidated Subsidiaries
                     Management's Discussion and Analysis
                of Financial Condition and Results of Operations


This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial condition and results of operations: from Motorola, Inc.'s 1995 Summary Annual Report to Stockholders, the Letter to Stockholders on page 2; and from the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Corporation Management's Discussion and Analysis of Financial Condition and Results of Operations on pages F-1 through F-11, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, pages F-13 through F-28; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending March 30, 1996, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 6.


Results of Operations:

Motorola, Inc. reported higher sales and earnings for the first quarter of 1996. Sales rose to $7.0 billion in the first quarter of 1996, up 16 percent from $6.0 billion a year earlier. Earnings were $384 million, compared with $372 million in the same period a year earlier. Motorola's net margin on sales (net earnings divided by net sales) during the first quarter of 1996 was 5.5 percent compared to 6.2 percent for the year-earlier period. Primary and fully diluted net earnings per common and common equivalent share for the first quarter of 1996 were 63 cents, compared to 61 cents a year earlier. Earnings would have been flat in comparison to the first quarter of 1995 without a lower corporate tax rate of 35 percent versus 37 percent in the year-earlier period. The tax rate for the full year ended December 31, 1995 was 36 percent.

Gross margin declined to 32.2 percent of sales in the first quarter of 1996 from 35.5 percent of sales during the year-earlier period. Gross margin declines in all of the Company's major businesses were largely offset by the advantage gained from lower selling, general and administrative costs. Depreciation and interest expenses increased as a percent of sales.

General Systems Sector's segment sales rose to $2.7 billion, an increase of 16 percent from the first quarter of 1995. Orders increased 23 percent and operating profits were lower than in the first quarter of 1995. Cellular Subscriber orders were higher, led by the Pan America and Greater China regions. The increase in the Pan America order growth was in comparison to the first quarter 1995 which had been adversely affected when excess cellular inventory levels had accumulated in the U.S. distribution channels. Orders in
Europe were down significantly.   In the U.S. cellular market, the subscriber
base growth rate is expected to be similar to what was experienced in 1995. Cellular Infrastructure orders were up significantly over the year-earlier period. Growth was highest in Japan, China and Europe. Orders were lower in Pan America as well as the remainder of all other international markets combined. PCS (personal communications systems) systems being built in the U.S. is expected to have little impact to either subscriber or infrastructure sales until late 1996, at the earliest. Motorola Computer Group orders were also higher.

Segment sales in the Semiconductor Products Sector increased 14 percent from the first quarter of 1995 to $2.1 billion, and orders declined 5 percent. Operating profits were higher than in the first quarter of 1995 but would have been flat except for a net gain realized from a real estate transaction. Orders were higher in the Americas but declined in Asia-Pacific, Europe and Japan. Orders increased in the computer (mainframe and mid-range) and communications segments. The personal computer/workstation segment was down significantly and other key segments were also lower. Distributor orders rose. Order growth was highest for fast static random access memories, customer-specified microcontrollers, high-performance embedded processors, sensors, digital signal processors, digital-analog circuits, and power transistors. Logic/analog and discrete product orders were lower. Semiconductor industry growth has slowed causing pricing pressures on a wide range of products, and although the Company's manufacturing capacity expansion programs are continuing, the rate of investment in capital expenditures is being adjusted downward.

Start-up costs related to new manufacturing capacity increased significantly during the first quarter of 1996 compared to a year ago and were slightly higher compared to the fourth quarter of 1995. The Company presently expects that this segment will continue to incur start-up costs and inefficiencies for a few quarters as a result of its capacity expansion program and its increased depreciation costs as a percent of sales.

In the Messaging, Information and Media segment sales increased 26 percent to $990 million and operating profits were higher compared with the first quarter of 1995. Orders increased 15 percent from the first quarter of 1995. In the Paging Products Group, paging orders increased significantly in the United States. Orders also grew in China, while orders in other international markets were lower. Orders in the Wireless Data Group were lower. Orders in the Information Systems Group were significantly higher and were especially strong in China. The Multimedia Group also reported higher orders and began initial shipments of cable telephony equipment. The Paging Products Group continues to lead the financial performance of this segment.


In the Land Mobile Products segment sales increased 4 percent to $821 million and operating profits were lower compared with the first quarter of 1995 due to increases in manufacturing and engineering costs. Orders were flat. Higher orders in the Network Solutions Group were offset by lower orders in the Radio Products Group and iDEN (integrated Dispatch Enhanced Network) products group. Sales of iDEN equipment increased, largely due to higher subscriber unit sales. The sector made significant progress in technology changes to enhance the voice quality of iDEN systems.


In the Automotive, Energy and Controls Group, sales decreased 9 percent, orders decreased 7 percent and operating profits were lower compared to the first quarter of 1995, due to pricing pressures and reduced demand for components and energy products serving the cellular communications business. Construction began for the Flat Panel Display Division headquarters in Tempe, Arizona. The results for this group are reported as part of the "Other Products" segment.

In the Government and Space Technology Group (GSTG), group sales increased 47 percent. Orders were 41 percent higher, and an operating profit was recognized, compared with a loss a year ago. Development of the IRIDIUM (Registered Trademark) global communications system progressed during the quarter, with the completion of additional milestones, one of which was accepted subject to completion of tests. Iridium, Inc. raised an additional $315 million in financing commitments, largely from its existing investors, increasing the venture's total capital base to more than $1.9 billion. Bank financing, which will require significant recourse to Motorola during the initial technology deployment and regulatory approval phases of the program, will be necessary beginning in the third quarter of 1996 for Iridium, Inc. to continue to make payments to Motorola. The bank financing is presently being negotiated and there can be no assurance as to the outcome of such negotiations. A proposal for Motorola to guarantee $750 million of such financing has been accepted by Iridium, Inc., subject to certain additional internal approvals. There can be no assurances that such a guarantee will be sufficient for the bank financing. GSTG is recording reserves that currently result in a minimal level of profit recognition for the IRIDIUM project. These reserves are reevaluated periodically. The results for this group are reported as part of the "Other Products" segment.

Motorola's manufacturing and other costs of sales during the first quarter of 1996 and 1995 were $4.7 billion, 67.8 percent of net sales, and $3.9 billion,
64.5 percent of net sales, respectively. This increased percent of sales resulted primarily from three factors: start-up costs and inefficiencies associated with the process of adding major elements of new semiconductor manufacturing capacity; more competitive pricing for semiconductors, especially memory products, as industry growth has slowed; and the continuation of a strategy to remain a price leader in the cellular telephone and paging industries worldwide in order to influence the continuing growth of these markets. These pricing pressures have contributed to lower sales and order growth. Comparisons of earnings may also be difficult for the quarters ahead.

Selling, general and administrative expenses during the first quarter of 1996 were $1,072 million, or 15.4 percent of sales down from $1,090 million, or
18.1 percent of sales a year ago, as management, in anticipation of continuing pressure on gross margins, maintained its focus during the first quarter of 1996 on holding the overall growth of these costs to a level less than the growth of sales.

Major transitions to new technologies continue in Motorola's equipment businesses. These are very important to the Company's long-term growth and are already beginning to result in significant new businesses. These technologies include two-way and voice paging, CDMA (code divisional multiple access) for cellular and PCS systems, wireless local loop, telephony and high speed data modems for cable systems, and integrated dispatch radios. As new technologies enter the Company's revenue base, their early life cycle levels of profitability are low until markets mature and manufacturing economies of scale develop to reduce unit costs.


Liquidity and Capital Resources:

Inventories at March 30, 1996 decreased slightly by 3 percent or $90 million, compared with inventories at December 31, 1995. Inventory turns improved from
4.4 turns as of December 31, 1995 to 5.4 turns as of March 30, 1996. The improved inventory results were led by the General Systems Sector which experienced lower inventory levels within the Cellular Subscriber Group (CSG) and the Cellular Infrastructure Group (CIG).

Property, plant and equipment, less accumulated depreciation, increased $241 million since December 31, 1995, and depreciation expense during the first quarter of 1996 increased 21 percent totaling $523 million compared to $431 million for the year-earlier period due to the Semiconductor Products Sector and other Sector/Group capacity expansions.

Motorola's notes payable and current portion of long-term debt increased to $1,655 million at March 30, 1996, from $1,605 million at December 31, 1995, an increase of approximately 3 percent. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity decreased to 19.3 percent at March 30, 1996 from 19.8 percent at December 31, 1995. The Company's total domestic and foreign credit facilities aggregated $3.4 billion at March 30, 1996, of which $428 million were used and the remaining amount was not drawn, but was available to back up outstanding commercial paper which totaled $1.3 billion at March 30, 1996.

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

As of March 30, 1996, and April 1, 1995, the Company had net outstanding foreign exchange contracts totaling $1.2 billion and $1.3 billion, respectively. The following schedule shows the five largest foreign exchange hedge positions as of March 30, 1996, and the corresponding positions at April 1, 1995:


Millions of U.S. Dollars
Buy (Sell)                                              March 30,     April 1,
                                                         1996          1995

Japanese Yen                                             (361)         (279)
British Pound Sterling                                   (180)         (130)
Spanish Peseta                                           (125)         (146)
Singapore Dollar                                           94            76
Danish Kroner                                              62             1

As of March 30, 1996 and April 1, 1995, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred losses on these forward contracts which hedge designated firm commitments were immaterial at March 30, 1996. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly as are the underlying investments and the results are recorded in the financial statements.

Motorola's research and development expense was $556 million in the first quarter of 1996, compared with $501 million in the first quarter of 1995. Research and development expenditures for the year ended December 31, 1995 were $2.2 billion. The Company continues to believe that a strong commitment to research and development drives long-term growth. At March 30, 1996, the Company's fixed asset expenditures for the first quarter totaled $822 million, compared with $969 million in the first quarter of 1995. The Company is currently anticipating that fixed asset expenditures incurred during 1996 could total approximately $3.5 billion, significantly lower than fixed asset expenditures incurred during 1995 which aggregated $4.2 billion. The decrease in expected fixed asset expenditures for 1996 reflects management's commitment to adjusting investment levels to better match current industry conditions, particularly with respect to the semiconductor industry.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was 14.0 percent based on the performance of the four preceding fiscal quarters ending March 30, 1996, compared with 16.8 percent based on the performance of the four preceding fiscal quarters ending April 1, 1995. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.35 at March 30, 1996, unchanged from December 31, 1995.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements that are not historical facts, including statements about
(i) General Systems Sector's subscriber base growth rate and the impact of PCS systems on subscriber or infrastructure sales; (ii) Semiconductor Products Sector's start-up costs and inefficiencies; (iii) Iridium, Inc. financing negotiations; (iv) the effect of pricing pressures; (v) the effect of transitions to new technologies and research and development activities; and
(vi) fixed asset expenditures, are forward-looking statements that involve risks and uncertainties. Motorola wishes to caution the reader that the factors below, along with the factors set forth in its 1996 proxy statement in Management's Discussion and Analysis at pages F-10 and F-11, in some cases have affected and could affect Motorola's actual results causing results to differ materially from those in any forward-looking statement: a moderating growth rate in the cellular subscriber base in the United States and, to some extent, in Europe; underutilization of plants and factories and delays in start of production in facilities, including those in the Semiconductor Products Sector and General Systems Sector; the outcome of the Iridium, Inc. financing negotiations and acceptance of Motorola's guarantee; product development risks, including technological difficulties and commercialization; demand and market acceptance risks for new and existing products, technologies and services, including new cellular phones, paging products, computer products and automobile products, PCS systems, and digital technology; the impact of world-wide economic conditions on growth and demand for wireless communications; and unexpected fixed asset expenditures.

IRIDIUM (Registered Trademark) is a registered trademark and service mark of Iridium, Inc.

Information by Industry Segment (Unaudited)

Summarized below are the Company's segment sales as defined by industry segment for the three months ended March 30, 1996 and April 1, 1995:

                                              March 30,   April 1,
 (In millions)                                 1996        1995 (1)   % Change

General Systems Products                       $2,716     $2,346        16

Semiconductor Products                          2,146      1,881        14

Messaging, Information and
  Media Products                                  990        788        26

Land Mobile Products                              821        790         4

Other Products                                    916        818        12

Adjustments and eliminations                     (634)      (612)        4

   Industry segment totals                      $6,955     $6,011       16


(1) Information for 1995 has been reclassified to reflect the realignment of various business units.

Part II - Other Information


Item 1 - Legal Proceedings.

There are currently eight cases pending in Phoenix, Arizona arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. The plaintiffs in the consolidated Lofgren/Betancourt/Ford/Wilkins
v. Motorola lawsuits, pending in Arizona Superior Court, Maricopa County, filed and served on Motorola a Fourth Amended Complaint on March 14, 1996. These consolidated cases involve claims by approximately 200 plaintiffs alleging that Motorola and approximately 30 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, causing health problems. On April 12, 1996, three plaintiffs in the consolidated Lofgren/Betancourt/Ford/Wilkins v. Motorola lawsuits stipulated to dismiss their claims with prejudice. (See Item 3 of the Company's Summary Annual Report on Form 10-K for the year ended 1995 for additional disclosures regarding cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona.)

Motorola is a defendant in several cases arising out of the Company's manufacture and sale of portable cellular telephones. Verb, et. al. v. Motorola, Inc., et al., Circuit Court of Cook County, Illinois, 93 L 3238, is a purported class action by purchasers of portable cellular phones against the Company and seven other corporate defendants, alleging economic loss. The Illinois Appellate Court affirmed the trial court's dismissal of this case on March 29, 1996, and further appellate activity is contemplated. Wright v. Motorola, et. al., Circuit Court of Cook County, Illinois, 95 LD 4929, Kane, et. al., v. Motorola, Inc., et. al., Circuit Court of Cook County, Illinois, 93 L 15256, Crist v. Motorola, Inc. et al., Circuit Court of Cook County, Illinois, 94 CH 1077, are cases where individuals allege that brain cancer was caused by or aggravated by the use of a cellular telephone. These cases have been stayed since the ruling in the Verb case of March 29, 1996. Schiffner v. Motorola, Inc., Circuit Court of Cook County, Illinois, 95 CH 1879 is another class action by purchasers of portable cellular phones.

Rittman, et. al. v. Motorola, Inc., et. al., District Court for Tarrant County, Texas, 348-160584-96 and Ward v. Motorola, Inc., et al., State Court of Fulton County, Georgia, 94 VS 91470, where the trial court's denial of the Company's motion for summary judgment is on appeal to the Georgia Appellate Court, are cases where individuals allege that brain cancer was caused by or aggravated by the use of cellular phones.

Christopher v. Motorola, Inc., United States District Court for the Northern District of Ohio, 95 CV 2100, was a case where an individual alleged that brain cancer was caused by or aggravated by the use of a cellular phone. This case was dismissed by the plaintiff on or about April 19, 1996.

Silber, et. al. v. Motorola, Inc., et. al., Supreme Court of the State of New York, County of New York, 118924/95, is an action wherein it is alleged that a traffic accident was caused by the use of a cellular phone.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition, liquidity or results of operations of Motorola.

Item 2 - Changes in Securities.
Not applicable.

Item 3 - Defaults Upon Senior Securities.
Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.
(a) and (c). The Company held its annual meeting of stockholders on May 7, 1996, and the following matters were voted on at that meeting:

1. The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:
                                                                  BROKER
DIRECTOR                      FOR             WITHHELD            NON-VOTES

H. Laurance Fuller         507,068,950        5,832,427               0
Christopher B. Galvin      511,146,488        1,754,889               0
Robert W. Galvin           511,131,030        1,770,347               0
Anne P. Jones              511,139,642        1,761,735               0
Donald R. Jones            511,135,935        1,765,442               0
Judy C. Lewent             511,090,874        1,810,503               0
Walter E. Massey           511,070,057        1,831,320               0
John F. Mitchell           511,127,107        1,774,270               0
Thomas J. Murrin           511,157,110        1,744,267               0
Nicholas Negroponte        511,055,744        1,845,633               0
John E. Pepper, Jr.        511,147,909        1,753,468               0
Samuel C. Scott III        511,168,441        1,732,936               0
Gary L. Tooker             511,168,388        1,732,989               0
William J. Weisz           511,161,301        1,740,076               0
B. Kenneth West            511,163,536        1,737,841               0
Dr. John A. White          511,170,988        1,730,389               0


2. The adoption of the Motorola Share Option Plan of 1996 was approved by the following vote: For, 312,995,916; Against, 68,290,547; Abstain, 4,043,669;
and Broker Non-Votes, 127,571,245.


Item 5 - Other Information.
Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
(a)  Exhibits

11 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common Equivalent Share


27          Financial Data Schedule (filed only electronically with the
            SEC)

99          Amended Mitchell Consulting Agreement

99.1        Motorola Share Option Plan of 1996


(b)  Reports on Form 8-K

            Cautionary statement for purposes of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 filed January 10, 1996

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MOTOROLA, INC.
                                            (Registrant)


Date:  May 10, 1996                         By: /s/ Kenneth J. Johnson
                                            Kenneth J. Johnson
                                            Corporate Vice President and
                                            Controller
                                            (Chief Accounting Officer and Duly
                                            Authorized Officer of the
                                            Registrant)

EXHIBIT INDEX


  Number          Description of Exhibits                        Page No.


11                Motorola, Inc. and Consolidated Subsidiaries
                  Primary and Fully Diluted Earnings Per
                  Common and Common Equivalent Share               18

27                Financial Data Schedule (filed only
                  electronically with the SEC)                     --

99                Amended Mitchell Consulting Agreement            19

99.1              Motorola Share Option Plan of 1996               22