Form 10-Q
period 1996-06-29
MOTOROLA INC
filed 1996-07-16
CIK 68505

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

      For the period ending         June 29, 1996

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

                        Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on June 29, 1996:

                 Class                    Number of Shares

       Common Stock; $3 Par Value            592,583,494

                   Motorola, Inc. and Consolidated Subsidiaries
                                       Index


PART I

   FINANCIAL INFORMATION                                          PAGE

   Item 1   Financial Statements

            Statements of Consolidated Earnings
            Three-Month and Six-Month Periods ended
            June 29, 1996 and July 1, 1995                          3

            Condensed Consolidated Balance Sheets at
            June 29, 1996 and December 31, 1995                     4

            Statements of Condensed Consolidated Cash Flows
            Six-Month Periods ended
            June 29, 1996 and July 1, 1995                          5

            Notes to Condensed Consolidated Financial
            Statements                                              6

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           7

PART II

   OTHER INFORMATION

   Item 1   Legal Proceedings                                      14

   Item 2   Changes in Securities                                  14

   Item 3   Defaults Upon Senior Securities                        14

   Item 4   Submission of Matters to a Vote of Security Holders    14

   Item 5   Other Information                                      14

   Item 6   Exhibits and Reports on Form 8-K                       15

                            Part I - Financial Information
                     Motorola, Inc. and Consolidated Subsidiaries
                          Statements of Consolidated Earnings
                                      (Unaudited)
                     (In millions, except per share amounts)


                                   Three Months Ended   Six Months Ended
                                    June 29,  July 1,   June 29,   July 1,
                                      1996     1995       1996      1995

Net sales                           $ 6,835  $ 6,877    	$13,790   $12,888

Costs and expenses
  Manufacturing and other
    costs of sales                    4,585    4,394	      9,303     8,272
  Selling, general and
    administrative expenses           1,126    1,209	      2,198     2,299
  Depreciation expense                  576      478      1,099       909
  Interest expense, net                  47 	      34         98        55
    Total costs and expenses          6,334    6,115     12,698    11,535
Earnings before income taxes            501      762      1,092     1,353
Income taxes provided on earnings       175 	     281        382       500
Net earnings                         $  326	   $  481     $  710    $  853


Net earnings per common and common equivalent share (1)

  Fully diluted:
    Net earnings per common and
      common equivalent share        $  .54   $  .79     $ 1.17    $ 1.40
    Average common and common
      equivalent shares outstanding,
      fully diluted (in millions)     609.6	    609.2      609.6     609.2

Dividends paid per share             	$  .10   $  .10     $  .20	    $  .20


(1) Average primary common and common equivalent shares outstanding for the three months and six months ended June 29, 1996 and July
1, 1995 were 609.1 million and 608.3 million, respectively.
Primary earnings per common and common equivalent share were $1.17 and $1.41 for the six months ended June 29, 1996 and July 1, 1995, respectively and $.54 and $.80 for the second quarters ended June
29, 1996 and July 1, 1995, respectively.




See accompanying notes to condensed consolidated financial statements.

                   Motorola, Inc. and Consolidated Subsidiaries
                      Condensed Consolidated Balance Sheets
                                     (Unaudited)
                                    (In millions)


                                                 June 29,   December 31,
                                                   1996         1995
     ASSETS
Cash and cash equivalents                        $   941      $   725
Short-term investments                               291          350
Accounts receivable, less allowance for
  doubtful accounts (1996, $132; 1995, $123)       3,941        4,081
Inventories                                        3,433        3,528
Other current assets                               1,847        1,826
   Total current assets                           10,453       10,510
Property, plant and equipment, less
  accumulated depreciation
  (1996, $8,903; 1995, $8,110)                     9,761        9,356
Other assets (1)                                   3,381	        2,935
   Total Assets                                  $23,595      $22,801


     LIABILITIES AND STOCKHOLDERS EQUITY
Notes payable and current portion of
  long-term debt                                 $ 1,763      $ 1,605
Accounts payable                                   1,751        2,018
Accrued liabilities                                4,123        4,170
   Total current liabilities                       7,637        7,793
Long-term debt                                     1,948	        1,949
Other liabilities (1)                              2,254	        2,011
Stockholders' equity (1)                          11,756       11,048
   Total liabilities and stockholders' equity    $23,595      $22,801


(1) SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires the carrying value of certain investments to be adjusted to their fair value which resulted in the Company recording an increase to stockholders equity, other assets and deferred taxes of $478 million, $790 million and $312 million as of June 29, 1996; and $328 million, $543 million, and $215 million as of December 31, 1995.

See accompanying notes to condensed consolidated financial statements.

                   Motorola, Inc. and Consolidated Subsidiaries
                 Statements of Condensed Consolidated Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                  Six Months Ended
                                                June 29,     July 1,
                                                  1996        1995

NET CASH PROVIDED BY OPERATIONS                $  1,655    $  1,201


INVESTING

  Payments for property, plant and equipment     (1,559)     (2,076)
  (Increase) decrease in short-term investments      59          (1)
  (Increase) in other investing
    activities                                     (194)       (413)


  Net cash used for investing activities         (1,694)	     (1,447)

FINANCING

  Net increase in commercial paper
    and short-term borrowings                       145          957
  Proceeds from issuance of debt                     21          414
  Repayment of debt                                 (10)         (21)
  Payment of dividends to stockholders             (118)	        (118)
  Other financing activities                        217           76


  Net cash provided by financing activities         255	        1,308


NET INCREASE IN CASH AND
  CASH EQUIVALENTS                              $   216      $    19

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR    $   725      $   741

CASH AND CASH EQUIVALENTS, END OF PERIOD        $   941      $   760







See accompanying notes to condensed consolidated financial statements.

                   Motorola, Inc. and Consolidated Subsidiaries
                Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)

1.  BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of June 29, 1996, the Statements of Consolidated Earnings for the three-month and six-month periods ended June 29, 1996 and July 1, 1995, and the Statements of Condensed Consolidated Cash Flows for the six-month periods ended June 29, 1996 and July 1, 1995 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 29, 1996 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the appendix of the Company's proxy statement for the 1996 Annual Meeting of Shareholders of the Corporation. The results of operations for the three and six-month periods ended June 29, 1996 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

Inventories consist of the following (in millions):
                                                June 29,     Dec. 31,
                                                  1996        1995

Finished goods                               $   989     $ 1,026
Work in process and production materials       2,444       2,502
   Inventories                               $ 3,433     $ 3,528

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


4.  SUPPLEMENTAL CASH FLOWS INFORMATION

Cash payments for income taxes were $396 million during the first six months of 1996 and $473 million for the same period a year earlier. Cash payments for interest expense (net of amount capitalized) were $117 million and $88 million, for the first six-month periods of 1996 and 1995, respectively.

                   Motorola, Inc. and Consolidated Subsidiaries
                      Management's Discussion and Analysis
               of Financial Condition and Results of Operations


This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial condition and results of operations: from Motorola, Inc.'s 1995 Summary Annual Report to Stockholders, the Letter to Stockholders on page 2; and from the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Corporation, Managements Discussion and Analysis of Financial Condition and Results of Operations pages F-1 through F-11, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, pages F-13 through F-28; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending June 29, 1996, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 6.

RESULTS OF OPERATIONS:

Motorola, Inc. reported lower sales and earnings for the second quarter of 1996. Second quarter sales totaled $6.83 billion in 1996 down 1 percent from $6.88 billion in the year-earlier period. In the first half, sales reached $13.8 billion, up 7 percent from $12.9 billion a year ago. Earnings for the second quarter of 1996 were $326 million, compared with $481 million in the same period a year earlier. Fully diluted net earnings per common and common equivalent share for the second quarter of 1996 were 54 cents, compared to 79 cents in the year-earlier period. Earnings in the first six months were $710 million, compared with $853 million a year earlier. Fully diluted net earnings per common and common equivalent share were $1.17, compared to $1.40 a year earlier. Motorola's net margin on sales (net earnings divided by net sales) during the second quarter of 1996 was 4.8 percent compared to
7.0 percent a year ago, while in the first half it was 5.1 percent, compared to 6.6 percent from the year-earlier period.

Gross margin declined to 32.9 percent of sales in the second quarter of 1996 from 36.1 percent of sales during the year-earlier period. Gross margin declined in all of the Company's major businesses except Land Mobile Products Sector, and was offset, in part, by lower selling, general and administrative costs as a percent of sales. Depreciation and interest expense increased as a percent of sales.

General Systems Sector's segment sales declined to $2.8 billion, a decrease of 4 percent from the second quarter of 1995. Orders increased 5 percent and operating profits were lower than in the second quarter of 1995.

Cellular Subscriber Group recorded lower sales and orders in the second quarter of 1996 compared to the year-earlier period due to declines in selling prices. Sales were higher in Pan America but were lower in all other markets. By technology, digital sales were higher and analog sales were lower during the second quarter of 1996 compared with the year-earlier period.

Cellular Infrastructure Group sales were higher, and orders, paced by the Japanese market, grew significantly. Sales increased significantly in Europe and were higher in Japan and North Asia including China. Sales were lower in the rest of Asia/Pacific and Pan America. By technology, analog sales were lower and digital sales increased significantly, representing approximately 40 percent of the total sector's sales. Motorola Computer Group sales and orders were lower.

Segment sales in the Semiconductor Products Sector decreased 5 percent from the second quarter of 1995 to $2.0 billion. Orders decreased 34 percent and operating profits were lower than in the second quarter of 1995. Pricing pressures resulting from a broad weakening of demand in semiconductor products along with significantly higher depreciation on manufacturing capacity additions during the past six quarters have had the greatest negative affects on operating profits.

All geographic regions posted lower orders. Among major market segments, only automotive orders were higher. Distributor orders declined. Bookings were lower in all of the sector's technology groups. Most product categories experienced weaker demand and more competitive pricing. Motorola's measured participation in dynamic random access memories (DRAMs) has limited the negative impact from declining prices.

Some current semiconductor expansion projects have been delayed, in response to the slower growth rate in the semiconductor industry in 1996. During the second quarter of 1996, Motorola and Siemens entered into an agreement to construct and operate a jointly owned facility in Richmond, Virginia to manufacture next-generation 64-megabit DRAMs, the products of which will be sold solely to the partners. First production is expected in mid-1998.

In the Messaging, Information and Media segment, sales increased 20 percent to $1.1 billion and orders increased 4 percent. Operating profits were higher compared with the second quarter of 1995. Sales were higher in all business units. Paging sales were up significantly in the U.S., and higher in China and Latin America while being lower in other international markets. Paging orders were higher, led by growth in the U.S. while orders were lower in all international markets except Japan. Orders were lower in the Information Systems Group, reflecting aggressive pricing for modems. Wireless Data Group orders were down significantly.

In the Land Mobile Products Sector business segment, sales increased 8 percent to $943 million and orders advanced 19 percent. Operating profits were higher largely due to a net gain from the sale of assets while last year's results included a charge for an adjustment in a customer contract. Sales and orders for iDEN (TM) (integrated Dispatch Enhanced Network) equipment increased significantly versus a year ago. Nextel Communications, Inc. placed an order for $117 million in iDEN infrastructure equipment. An order for a new iDEN system was received from a major service provider in Latin America. The iDEN systems in Argentina, Canada, Israel, Japan and Singapore were expanded. During the second quarter of 1996, Motorola's finance subsidiary sold, with recourse, a majority of the outstanding receivables due from Nextel Communications Inc. for prior years' sales of iDEN equipment aggregating approximately $200 million. In the Radio Products Group and the Radio Network Solutions Group, sales and orders were higher in the second quarter of 1996 compared with a year ago.

In the Automotive, Energy and Controls Group, sales decreased 3 percent, orders decreased 5 percent and operating profits were lower from the second quarter of 1995, reflecting pricing pressures in automotive markets and reduced demand for components and energy products for cellular telephones. The results for this group are reported as part of the "Other Products" segment.

In the Government and Space Technology Group (GSTG), group sales decreased 36 percent and orders were 56 percent lower. The group recorded an operating loss compared with a profit a year ago. The results reflect the fact that fewer contractual milestone payments were due for the IRIDIUM (Registered symbol inserted here) global communications system during the second quarter of 1996 as compared with the year-earlier period. Development of the system continued on schedule during the quarter. GSTG is recording reserves that currently result in a minimal level of profit recognition for the IRIDIUM project. These reserves are reevaluated periodically.

Order booking for the IRIDIUM project was delayed pending completion of a short-term credit facility currently being negotiated by Iridium, Inc. Iridium, Inc. must have this credit facility in place during the third quarter of 1996 to continue to be able to make contractual payments to Motorola. Iridium, Inc. is also negotiating a permanent $2.6 billion credit facility to replace the short-term facility. Motorola is currently negotiating to guarantee, during the initial technology deployment and regulatory approval phases of the Iridium project, up to $750 million of Iridium, Inc.'s bank financing. There can be no assurances as to the outcome of any of these negotiations or that Motorola's guarantee will be sufficient to secure the bank financing. The results for GSTG are reported as part of the "Other Products" segment.

Motorola's manufacturing and other costs of sales during the second quarter of 1996 and 1995 were $4.6 billion, 67.1 percent of net sales, and $4.4 billion, 63.9 percent of net sales, respectively. The increase as a percent of net sales was a result of more competitive pricing for semiconductors, especially memory products as industry growth has slowed, and the continuation of a competitive pricing environment in cellular telephones, paging and, more recently, modems. While all major operations are continuing to invest in key programs for the future, the Company intends to focus on controlling budgeted costs in response to slowing demand and competitive pricing. Manufacturing run rates are also being adjusted in response to changing demands.

Motorola's selling, general and administrative expenses during the second quarter of 1996 were $1.1 billion, 16.5 percent of sales, versus $1.2 billion, 17.6 percent of sales, during the year-earlier period.

Major transitions to new technologies continue in Motorola's equipment businesses. These are very important to the Company's long-term growth and are already beginning to result in significant new businesses. These technologies include two-way and voice paging, CDMA (code divisional multiple access) for cellular and PCS (personal communications systems), wireless local loop, telephone and high speed data modems for cable systems, and integrated dispatch radios. As new technologies enter the Company's revenue base, their early life cycle levels of profitability are low until markets mature and manufacturing economies of scale develop to reduce unit costs.

During the past several quarters, a variety of factors have continued to slow the Company's rate of growth in sales and orders which have had an adverse effect on net earnings. These factors include: (1) the continuation of a competitive pricing environment in cellular telephones and paging; (2) a moderating growth rate of the cellular subscriber base in the U.S.; (3) a weakening demand within the semiconductor industry resulting in pricing pressures; (4) increased start-up costs and depreciation associated with adding new semiconductor manufacturing capacity during 1995 and early 1996; (5) continued expenditures associated with the development and introduction of new technologies; and (6) a slow-down of economic growth within the European market. Motorola expects these factors, which have affected the second quarter 1996 earnings, to continue into the third quarter of 1996. Furthermore, the 1995 third quarter earnings were favorably affected by gains on asset sales.

The tax rate for the quarter was 35 percent compared with 37 percent in the second quarter of 1995 and 36 percent for the full year ended 1995.


LIQUIDITY AND CAPITAL RESOURCES

Inventories at June 29, 1996 decreased by 3 percent or $95 million, compared to inventories at December 31, 1995. Property, plant and equipment, less accumulated depreciation, increased $405 million since December 31, 1995, largely due to adding new capacity within the Semiconductor Products Sector and the General Systems Sector. The Company is currently selectively deferring capacity expansion programs and expect fixed asset expenditures to be 15 to 20 percent lower than in 1995. Depreciation expense increased 20.5 percent to $576 million for the second quarter of 1996 in comparison with $478 million for the year-earlier period.

Motorola's notes payable and current portion of its long-term debt increased $158 million, or 9.8 percent from the amount at December 31, 1995. Long-term debt remained flat at $1.9 billion from the amount at December 31, 1995. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity decreased to 19.0 percent at June 29, 1996 from 19.8 percent at December 31, 1995. The Company's total domestic and foreign credit facilities aggregated $3.6 billion at June 29, 1996, of which $473 million were used and the remaining amount was not drawn, but was available to back up outstanding commercial paper which totaled $1.3 billion at June 29, 1996.

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

As of June 29, 1996, and July 1, 1995, the Company had net outstanding foreign exchange contracts totaling $1.2 billion for each year respectively. The following schedule shows the five largest foreign exchange hedge positions as of June 29, 1996, and the corresponding positions at July 1, 1995:

Millions of U.S. Dollars
Buy (Sell)                                       June 29,    July 1,
                                                  1996         1995

Japanese Yen                                       (357)       (387)
British Pound Sterling                             (185)       (182)
Spanish Peseta                                      (84)        (75)
Singapore Dollar                                     84          70
Italian Lire                                        (67)        (59)

As of June 29, 1996 and July 1, 1995, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred losses on these forward contracts which hedge designated firm commitments were immaterial at June 29, 1996. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly as are the underlying investments and the results are recorded in the financial statements.

Motorola's research and development expense was $625 million in the second quarter of 1996, compared with $551 million in the second quarter of 1995. Research and development expenditures for the year ended December 31, 1995 were $2.2 billion. The Company continues to believe that a strong commitment to research and development drives long-term growth. At June 29, 1996, the Company's fixed asset expenditures for the second quarter totaled $736 million, compared with $1,102 million in the second quarter of 1995. The Company is currently anticipating that fixed asset expenditures incurred during 1996 could total approximately $3.5 billion, significantly lower than fixed asset expenditures incurred during 1995 which aggregated $4.2 billion. The decrease in expected fixed asset expenditures for 1996 reflects management's commitment to adjusting investment levels to better match current industry conditions, particularly with respect to the semiconductor industry.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was 12.2 percent based on the performance of the four preceding fiscal quarters ending June 29, 1996, compared with 16.5 percent based on the performance of the four preceding fiscal quarters ending July 1, 1995. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.37 at June 29, 1996, compared to
1.35 at December 31, 1995.

"Safe Harbor" statement under the PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Statements that are not historical facts, including statements about (i) Semiconductor Products Sector's production schedule for new manufacturing facilities; (ii) Iridium, Inc. financing negotiations; (iii) controlling budgeted costs and adjusting manufacturing run rates; (iv) the effect of transitions to new technologies and research and development activities; (v) fixed asset expenditures; and (vi) the factors in the last paragraph of "Results of Operations" are forward looking statements based on current expectations and involve risks and uncertainties. Motorola wishes to caution the reader that the factors below, along with the factors set forth in the Company's 1996 proxy statement in Management's Discussion and Analysis pages F-10 and F-11, in some cases have affected and could affect Motorola's actual results causing results to differ materially from those in any forward looking statement: delays in the start of production at new semiconductor facilities due to construction delays or market factors; the outcome of Iridium, Inc.'s financing negotiations and the acceptance of Motorola's proposed guarantee for such financing; product development risks, including technological difficulties and commercialization factors; demand and market acceptance risks for new and existing products, technologies and services, including new cellular phones, PCS systems, CDMA systems, digital technology, paging products, computer products, and automotive products; continued or increased competitive pricing in the cellular telephone, paging and modem markets; unexpected expenditures, including fixed asset expenditures; continued or increased moderating growth rate in the cellular subscriber base in the U.S.; cellular subscriber growth rates in other regions; continued or increased pricing pressures, competition or weakening demand in semiconductors worldwide; the effects of underutilization of plants and facilities, including Semiconductor Product Sector's wholly owned and joint venture facilities (some of which are not controlled by Motorola), General System Sector's, and Automotive, Energy and Controls Group's facilities; and the impact of world-wide economic conditions on growth and demand for wireless communications.

IRIDIUM (Registered symbol inserted here) is a registered trademark and service mark of Iridium, Inc.



INFORMATION BE INDUSTRY SEGMENT (UNAUDITED)

Summarized below are the Company's segment sales as defined by industry segment for the three-months and six-months ended June 29, 1996 and July 1, 1995:
                                          Segment Sales
                                     for the three months ended
                                   June 29,     July 1,
(In millions)                        1996	        1995     % Change

General Systems Products            $2,766      $2,883       (4)

Semiconductor Products               1,980       2,085       (5)

Messaging, Information and
  Media Products                     1,071         895       20

Land Mobile Products                   943         872        8

Other Products                         769         901      (15)

Adjustments and eliminations          (694)       (759)      (9)

   Industry segment totals          $6,835      $6,877       (1)

                                           Segment Sales
                                      for the six months ended
                                    June 29,     July 1,
(In millions)                        1996         1995     % Change

General Systems Products            $5,482      $5,229         5

Semiconductor Products               4,126       3,966         4

Messaging, Information and
  Media Products                     2,061       1,683        22

Land Mobile Products                 1,764       1,662         6

Other Products                       1,685       1,719        (2)

Adjustments and eliminations        (1,328)     (1,371)       (3)

   Industry segment totals         $13,790     $12,888         7


                             Part II - Other Information


ITEM 1 - LEGAL PROCEEDINGS.

There are currently eight cases pending in Phoenix, Arizona arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. The plaintiffs in the consolidated LOFGREN/BETANCOURT/FORD/WILKINS V. MOTOROLA lawsuits, pending in Arizona Superior Court, Maricopa County, filed and served on Motorola a Fifth Amended Complaint on June 27, 1996. These consolidated cases involve claims by approximately 225 plaintiffs alleging that Motorola and approximately 30 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, causing health problems.

Motorola is a defendant in several cases arising out of the Company's manufacture and sale of portable cellular telephones. IN VERT, ET AL.
V. MOTOROLA, INC., ET AL., Circuit Court of Cook County, Illinois, 93 L 3238, a purported economic loss class action by purchasers of portable cellular phones against the Company and seven other corporate defendants, plaintiffs have petitioned the Illinois Appellate Court for rehearing of its March 29, 1996 decision affirming the trial courts dismissal of the case.

RITMANN, ET. AL. V. MOTOROLA, INC., ET. AL., District Court for Tarrant County, Texas, 348-160584-96, alleging that cellular phone use caused brain cancer was dismissed by the plaintiffs and refiled in the 151st District Court of Harris County, Texas, 96-31228.

See Item 3 of the Company's Form 10-K for the year ended 1995 and Form 10-Q for the first quarter of 1996 for additional disclosures regarding pending cases.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

ITEM 5 - OTHER INFORMATION.
Not applicable.








ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
(a)  EXHIBITS

11          Motorola, Inc. and Consolidated Subsidiaries Primary
and Fully Diluted Earnings Per Common and Common
Equivalent Share for the three months ended
            June 29, 1996 and July 1, 1995.

11.1 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common
Equivalent Share for the six months ended
            June 29, 1996 and July 1, 1995.

27          Financial Data Schedule (filed only electronically
with the SEC)

(b)  REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the second quarter of 1996.


                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOTOROLA, INC.
                                 (Registrant)


Date:  July 16, 1996             By:/s/Kenneth J. Johnson
                                 Kenneth J. Johnson
                                 Corporate Vice President and Controller
                                 (Chief Accounting Officer and Duly
                                 Authorized Officer of the Registrant)


                                  EXHIBIT INDEX


  Number       Description of Exhibits                         Page No.


11             Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per
               Common and Common Equivalent Share for the three
               months ended June 29, 1996 and July 1, 1995.        18

11.1           Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per
               Common and Common Equivalent Share for the six
               months ended June 29, 1996 and July 1, 1995.        19

27             Financial Data Schedule (filed only
               electronically with the SEC)                        --