Form 10-Q
period 1996-09-28
MOTOROLA INC
filed 1996-11-12
CIK 68505

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                    (Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the period ending         September 28, 1996

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

                        Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on September 28, 1996:

                 Class                    Number of Shares

       Common Stock; $3 Par Value            592,895,581

               MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                                    INDEX


PART I

   FINANCIAL INFORMATION                                          PAGE

   Item 1   Financial Statements

            Statements of Consolidated Earnings
            Three-Month and Nine-Month Periods ended
            September 28, 1996 and September 30, 1995               3

            Condensed Consolidated Balance Sheets at
            September 28, 1996 and December 31, 1995                4

            Statements of Condensed Consolidated Cash Flows
            Nine-Month Periods ended
            September 28, 1996 and September 30, 1995               5

            Notes to Condensed Consolidated Financial
            Statements                                              6

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           7

PART II

   OTHER INFORMATION

   Item 1   Legal Proceedings                                      14

   Item 2   Changes in Securities                                  14

   Item 3   Defaults Upon Senior Securities                        14

   Item 4   Submission of Matters to a Vote of Security Holders    14

   Item 5   Other Information                                      14

   Item 6   Exhibits and Reports on Form 8-K                       14


                         PART I - FINANCIAL INFORMATION
                 MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED EARNINGS
                                    (Unaudited)
                     (In millions, except per share amounts)


                                   Three Months Ended   Nine Months Ended
                                   Sept. 28, Sept. 30,  Sept. 28, Sept. 30,
                                      1996     1995       1996      1995

Net sales                           $ 6,498  $ 6,851     $20,288   $19,739

Costs and expenses
  Manufacturing and other
    costs of sales                    4,489    4,388      13,792    12,660
  Selling, general and
    administrative expenses           1,041    1,131       3,239     3,430
  Depreciation expense                  609      496       1,708     1,405
  Interest expense, net                  42       48         140       103
    Total costs and expenses          6,181    6,063      18,879    17,598
Earnings before income taxes            317      788       1,409     2,141
Income taxes provided on earnings       111      292         493       792
Net earnings                         $  206   $  496      $  916    $1,349


Net earnings per common and common equivalent share (1)

  Fully diluted:
    Net earnings per common and
      common equivalent share        $  .34   $  .81      $ 1.51    $ 2.21
    Average common and common
      equivalent shares outstanding,
      fully diluted (in millions)     609.1    611.1       609.1     611.1

Dividends paid per share              $  .12  $  .10      $  .32    $  .30


(1) Average primary common and common equivalent shares outstanding for the three months and nine months ended September 28, 1996 and September 30, 1995 were 609.0 million and 609.6 million, respectively. Primary earnings per common and common equivalent share were $1.51 and $2.22 for the nine months ended September 28, 1996 and September 30, 1995, respectively, and $.34 and $.81 for the third quarters ended September 28, 1996 and September 30, 1995, respectively.



See accompanying notes to condensed consolidated financial statements.


                 MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                 (In millions)


                                                Sept. 28,   December 31,
                                                   1996         1995
     ASSETS
Cash and cash equivalents                        $ 1,182      $   725
Short-term investments                               325          350
Accounts receivable, less allowance for
  doubtful accounts (1996, $129; 1995, $123)       4,036        4,081
Inventories                                        3,422        3,528
Other current assets                               1,850        1,826
   Total current assets                           10,815       10,510
Property, plant and equipment, less
  accumulated depreciation
  (1996, $9,389; 1995, $8,110)                     9,746        9,356
Other assets (1)                                   3,331        2,935
   Total Assets                                  $23,892      $22,801


     LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable and current portion of
  long-term debt                                 $ 1,830      $ 1,605
Accounts payable                                   1,822        2,018
Accrued liabilities                                4,208        4,170
   Total current liabilities                       7,860        7,793
Long-term debt                                     1,926        1,949
Other liabilities (1)                              2,233        2,011
Stockholders' equity (1)                          11,873       11,048
   Total liabilities and stockholders' equity    $23,892      $22,801


(1) SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires the carrying value of certain investments to be adjusted to their fair value which resulted in the Company recording an increase to stockholders' equity, other assets and deferred taxes of $439 million, $727 million and $288 million as of September 28, 1996; and $328 million, $543 million, and $215 million as of December 31, 1995.



See accompanying notes to condensed consolidated financial statements.


                  MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                                  (In millions)

                                                  Nine Months Ended
                                                Sept. 28,   Sept. 30,
                                                  1996        1995

NET CASH PROVIDED BY OPERATIONS                $  2,541    $  1,988


INVESTING

  Payments for property, plant and equipment     (2,138)     (3,172)
  (Increase) decrease in short-term investments      25         (10)
  (Increase) in other investing
    activities                                     (203)       (304)


  Net cash used for investing activities         (2,316)     (3,486)

FINANCING

  Net increase in commercial paper
    and short-term borrowings                       213          807
  Proceeds from issuance of debt                     23          794
  Repayment of debt                                 (33)         (19)
  Payment of dividends to stockholders             (190)        (177)
  Other financing activities                        219           18


  Net cash provided by financing activities         232        1,423


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              $   457      $   (75)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR    $   725      $   741

CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 1,182      $   666




See accompanying notes to condensed consolidated financial statements.


                 MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of September 28, 1996, the Statements of Consolidated Earnings for the three-month and nine-month periods ended September 28, 1996 and September 30, 1995, and the Statements of Condensed Consolidated Cash Flows for the nine-month periods ended September 28, 1996 and September 30, 1995 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 28, 1996 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the appendix of the Company's proxy statement for the 1996 Annual Meeting of Shareholders of the Corporation. The results of operations for the three and nine-month periods ended September 28, 1996, are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

Inventories consist of the following (in millions):

                                                Sept. 28,   Dec. 31,
                                                  1996        1995

Finished goods                                  $   907     $ 1,026
Work in process and production materials          2,515       2,502
   Inventories                                  $ 3,422     $ 3,528

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

4.  SUPPLEMENTAL CASH FLOWS INFORMATION

Cash payments for income taxes were $355 million during the first nine months of 1996 and $818 million for the same period a year earlier. Cash payments for interest expense (net of amount capitalized) were $173 million and $145 million for the first nine-month periods of 1996 and 1995, respectively.


                 MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial condition and results of operations: from Motorola, Inc.'s 1995 Summary Annual Report to Stockholders, the Letter to Stockholders on page 2; and from the Proxy Statement for the 1996 Annual Meeting of Stockholders of the Company, Management's Discussion and Analysis of Financial Condition and Results of Operations, pages F-1 through F-11, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, pages F-13 through F-28; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending September 28, 1996, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 6.

RESULTS OF OPERATIONS:

Motorola, Inc. reported lower sales and earnings for the third quarter of 1996. Third quarter sales declined 5 percent to $6.5 billion in 1996 from $6.9 billion in the third quarter of 1995. In the first nine months, sales reached $20.3 billion, up 3 percent from $19.7 billion a year ago.
Earnings for the third quarter of 1996 were $206 million, compared with $496 million in the third quarter of 1995. Fully diluted net earnings per common and common equivalent share for the third quarter of 1996 were 34 cents, down from 81 cents in the year-earlier period. Earnings in the first nine months were $916 million, compared with $1.35 billion in 1995. Fully diluted net earnings per common and common equivalent share were $1.51, compared to $2.21 a year earlier. Motorola's net margin on sales (net earnings divided by net sales) during the third quarter of 1996 was
3.2 percent compared to 7.2 percent a year ago, while in the first nine months, net margin was 4.5 percent, compared to 6.8 percent in the year-earlier period.

During the past several quarters, a variety of factors have continued to slow the Company's rate of growth in sales and orders. These factors have also had an adverse effect on net earnings. They include: (1) competition and a weakening of demand within the semiconductor industry which has resulted in pricing pressures; (2) increased depreciation associated with adding new semiconductor manufacturing capacity primarily during 1995 and early 1996; (3) the continuation of competitive pressures and price declines in the cellular telephone, paging and modem businesses; (4) a moderating growth rate of the cellular subscriber base in the U.S.; (5) continued expenditures associated with the development and introduction of new technologies; and (6) a slow-down of economic growth within the European market. Motorola expects these factors, which have affected 1996 earnings, to continue into the fourth quarter of 1996. In addition, the third-quarter earnings comparison is even less favorable due to a substantial net gain on the sale of certain assets in the third quarter of 1995, which favorably affected the results in the year-ago quarter.

The Company is expanding its cost-cutting actions already under way, including manufacturing and work force adjustments. Specific actions are expected to be finalized during the fourth quarter and will have a material adverse effect on 1996 fourth-quarter earnings.

General Systems Sector's segment sales declined to $2.6 billion, a decrease of 2 percent from the third quarter of 1995. Orders increased 13 percent and operating profits were lower than in the third quarter of 1995.

Cellular Subscriber Group (CSG) orders increased while sales were lower as the effect of higher unit shipments was offset by declining prices. Sales and orders were higher in Pan America and Europe but lower in all other regions. Cellular Infrastructure Group (CIG) sales were higher and orders increased significantly. Sales were higher in Japan, Europe and other international markets outside of Asia-Pacific. Sales were lower in the Asia-Pacific and Pan America regions. Orders were higher in all regions except Asia-Pacific where they were essentially flat. Computer Group sales were lower, but orders increased.

Segment sales in the Semiconductor Products Sector decreased 19 percent from the third quarter of 1995 to $1.8 billion. Orders decreased 33 percent, and operating profits were significantly lower, essentially at break-even, in comparison to the third quarter of 1995. Orders were lower in all geographic regions. Among major market segments, only automotive orders were higher. Distributor orders declined. Orders were lower in all of the sector's technology groups. All product categories experienced weaker orders except sensor products, where orders were higher.

A broad weakening of demand for semiconductor products and resulting pricing pressures have had the greatest negative effects on operating profits. The sector has progressively implemented and is expanding a range of cost-cutting actions which commenced in early 1996 and include, in part, reducing operating expenses and fixed asset expenditures, halting various building expansion and new construction projects, reducing the labor workforce, and re-evaluating manufacturing run rates. In September, the sector began phasing down pilot production at the COM 1 start-up facility in Phoenix, Arizona and on one of the wafer production lines in East Kilbride, Scotland.

It is anticipated that year-to-year semiconductor sales and order growth comparisons are likely to remain negative for a few more quarters, although the rates of decline are expected to lessen. This will continue to place significant pressures on semiconductor profitability, as order backlog has decreased significantly compared to 1995.

In the Messaging, Information and Media segment, sales increased 8 percent to $1.0 billion and orders decreased 2 percent compared with the third quarter of 1995. Operating profits were lower compared with the third quarter of 1995 largely because of the substantial net gain recorded in the year-ago quarter from the sale of an investment. Sales were higher in all business units. Paging orders were flat compared with a year ago, as lower orders in Asia, particularly China, offset increased orders in Pan America and Europe. While the growth of the paging subscriber business in China continues, distribution channels have reduced their inventory levels as the sector has made considerable improvements in delivery time. The overall paging backlog is higher than a year ago. Orders were lower in the Information Systems Group, reflecting a continuation of a very competitive pricing environment for modems.

In the Land Mobile Products Sector business segment, sales increased 2 percent to $929 million and orders advanced 18 percent compared with the third quarter of 1995. Operating profits were higher. Equipment sales for iDEN (Trademark symbol inserted here) products were higher and orders were up significantly. Nextel Communications, Inc. placed orders for more than $200 million in iDEN infrastructure and subscriber equipment as part of the continued roll-out of its nationwide network in the U.S.

In the Automotive, Energy and Controls Group (AECG), sales decreased 13 percent, orders decreased 12 percent and operating profits were lower from the third quarter of 1995. Pricing pressures and reduced demand for components and rechargeable batteries were the primary factors in the group's performance versus a year ago. The Automotive and Industrial Electronics portion of the group's business reported increased sales, orders and profits. AECG has implemented a series of cost-cutting measures and, in September 1996, announced a voluntary severance program for its component businesses and headquarters employees. The results for this group are reported as part of the "Other Products" segment.

In the Space and Systems Technology Group (SSTG), group sales increased 3 percent and orders were 437 percent higher. The group recorded an operating profit compared with a loss a year ago. The significant increase in orders reflects recognition of order bookings that had been delayed pending completion by Iridium L.L.C. of a $750 million short-term credit facility that enabled it to continue to make contractual payments to Motorola. Development of the IRIDIUM(R) global telecommunications system continued on schedule, as Motorola met all contractual milestones during the quarter.

The short-term credit facility is expected to provide Iridium L.L.C. with funding until February 1997. At that time, Iridium L.L.C. will require further funding to continue to make contractual payments to Motorola. As previously reported, Iridium L.L.C. is continuing to negotiate a permanent credit facility. There can be no assurances as to the outcome of these negotiations. Motorola has guaranteed Iridium L.L.C.'s short-term facility and may agree to extend that guarantee during the time period of the initial technology deployment and regulatory approval phases of the IRIDIUM program. As planned, the start of the satellite deployment phase of the IRIDIUM program will result in much higher expenses being reported by Iridium L.L.C., of which Motorola will record in its financial results its pro-rata share (approximately 25 percent equity ownership interest of Iridium L.L.C.). These increased expenses are largely due to satellite depreciation expense before the system enters commercial service in late 1998. Depreciation expense will commence upon the first launch (which is currently expected in late 1996 or early 1997) and will increase as additional satellites of the 66 satellite constellation are placed into orbit.

The group changed its name from the Government and Space Technology Group to reflect its emphasis on becoming a premier systems developer and integrator. Results are reported as part of the "Other Products" segment.

Motorola's manufacturing and other costs of sales during the third quarter of 1996 and 1995 were $4.5 billion, 69.1 percent of net sales, and $4.4 billion, 64.0 percent of net sales, respectively. The increase as a percent of net sales was a result of a continuation of a more competitive pricing environment for: semiconductors, especially memory products as industry growth has slowed; cellular telephones; pagers and modems. While all major operations are continuing to invest in key programs for the future, the Company intends to focus on controlling budgeted costs in response to slowing demand and competitive pricing. Manufacturing run rates continue to be adjusted in response to changing demands.

Motorola's selling, general and administrative expenses during the third quarter of 1996 were $1.0 billion, 16.0 percent of sales, versus $1.1 billion, 16.5 percent of sales, during the year-earlier period.

Major transitions to new technologies continue in Motorola's equipment businesses. These are very important to the Company's long-term growth and are already beginning to result in significant new businesses. These technologies include two-way and voice paging, CDMA (code divisional multiple access) for cellular and PCS (personal communications systems), wireless local loop, telephony and high speed data modems for cable systems, integrated dispatch radios, and flat-panel display products. As new technologies enter the Company's revenue base, their early life cycle levels of profitability are low until markets mature and manufacturing economies of scale develop to reduce unit costs.

The tax rate for the quarter was 35 percent compared with 37 percent in the third quarter of 1995 and 36 percent for the full year ended 1995.


LIQUIDITY AND CAPITAL RESOURCES:

Inventories at September 28, 1996 decreased by 3 percent or $106 million, compared to inventories at December 31, 1995. Property, plant and equipment, less accumulated depreciation, increased $390 million since December 31, 1995, largely due to adding new capacity within the Semiconductor Products Sector and the General Systems Sector during the first half of 1996. Currently the Company is selectively deferring capacity expansion programs. Depreciation expense increased 22.8 percent to $609 million for the third quarter of 1996 in comparison with $496 million for the year-earlier period.

Motorola's notes payable and current portion of its long-term debt increased $225 million, or 14.0 percent from the amount at December 31, 1995. Long-term debt decreased slightly from $1.95 billion at December
31, 1995 to $1.93 billion at September 28, 1996, or 1.2 percent. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity decreased to 18.1 percent at September 28, 1996 from 19.8 percent at December 31, 1995. The Company's total domestic and foreign credit facilities aggregated $4.0 billion at September 28, 1996, of which $341 million were used and the remaining amount was not drawn, but was available to back up outstanding commercial paper which totaled $1.5 billion at September 28, 1996.

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

As of September 28, 1996, and September 30, 1995, the Company had net outstanding foreign exchange contracts totaling $1.3 billion for each year respectively. The following schedule shows the five largest foreign exchange hedge positions as of September 28, 1996, and the corresponding positions at September 30, 1995:

Millions of U.S. Dollars
Buy (Sell)                                       Sept. 28,    Sept. 30,
                                                   1996         1995

Japanese Yen                                       (344)       (424)
British Pound Sterling                             (299)       (302)
Spanish Peseta                                     (103)        (52)
Italian Lire                                        (98)        (59)
Singapore Dollar                                     73          90

As of September 28, 1996 and September 30, 1995, outstanding foreign exchange contracts primarily consisted of short-term forward contracts.
Net deferred losses on these forward contracts which hedge designated firm commitments were immaterial at September 28, 1996. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly as are the underlying investments and the results are recorded in the financial statements.

Motorola's research and development expense was $617 million in the third quarter of 1996, compared with $562 million in the third quarter of 1995. Research and development expenditures for the year ended December 31, 1995 were $2.2 billion. The Company continues to believe that a strong commitment to research and development drives long-term growth. At September 28, 1996, the Company's fixed asset expenditures for the third quarter totaled $579 million, compared with $1.1 billion in the third quarter of 1995. The Company is currently anticipating that fixed asset expenditures incurred during 1996 could total approximately $3.1 billion, significantly lower than fixed asset expenditures incurred during 1995 which aggregated $4.2 billion. The decrease in expected fixed asset expenditures for 1996 reflects management's commitment to adjusting investment levels to better match current industry conditions, particularly with respect to the semiconductor industry.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was
9.8 percent based on the performance of the four preceding fiscal quarters ending September 28, 1996, compared with 16.3 percent based on the performance of the four preceding fiscal quarters ending September 30, 1995. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.38 at September 28, 1996, compared to 1.35 at December 31, 1995.



"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements that are not historical facts, including statements about (i) the factors affecting the Company's growth rate in the beginning of "Results of Operations"; (ii) the Company's anticipated cost-cutting actions and the impact thereof; (iii) Semiconductor Products Sector's anticipated cost-cutting actions and the impact thereof; (iv) semiconductor industry anticipated sales and order growth; (v) Iridium L.L.C. financing negotiations; (vi) the effect of transitions to new technologies and research and development activities; and (vii) fixed asset expenditures, are forward looking statements based on current expectations and involve risks and uncertainties. Motorola wishes to caution the reader that the factors below, along with the factors set forth in the Company's 1996 proxy statement in Management's Discussion and Analysis on pages F-10 and F-11 and in the Company's other documents filed with the SEC, in some cases have affected and could affect Motorola's actual results causing results to differ materially from those in any forward looking statement. These factors include: continued or increased competition and/or pricing pressure on the Company's businesses including the cellular telephone, paging and modem businesses; continued or increased weakening demand for semiconductors, industry wide or Company specific and the resulting pricing pressures on semiconductors; the effects of underutilization of plants and facilities, including Semiconductor Product Sector's wholly owned and joint venture facilities (some of which are not controlled by Motorola), General System Sector's and Automotive, Energy and Controls Group's facilities; the outcome of Iridium L.L.C.'s financing negotiations and the Company's guarantee negotiations for such financing; product development risks, including technological difficulties, and commercialization and regulatory factors; demand and market acceptance risks for new and existing products, technologies and services, including new cellular phones, PCS systems, CDMA systems, digital technology, paging products including two-way and voice paging, computer products, automotive products, telephony and high speed data modems for cable systems, and the flat-panel display products; risks related to the IRIDIUM (Registered trademark symbol inserted here) project, including regulatory approvals, software technological or market acceptance issues and performance failures; unexpected expenditures, including fixed asset expenditures; continued or increased moderating growth rate in the cellular subscriber base in the U.S.; cellular subscriber growth rates in other regions; and the impact of world-wide economic conditions, particularly Europe, on growth and demand for wireless communications.




IRIDIUM (Registered trademark symbol inserted here) is a registered trademark and service mark of Iridium L.L.C.


               MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
               INFORMATION BY INDUSTRY SEGMENT (UNAUDITED)

Summarized below are the Company's segment sales as defined by industry segment for the three months and nine months ended September 28, 1996 and September 30, 1995:

                                          Segment Sales
                                     for the Three Months Ended
                                   Sept. 28,     Sept. 30,
(Dollars In millions)                        1996         1995     % Change

General Systems Products            $2,584      $2,648        (2)

Semiconductor Products               1,849       2,275       (19)

Messaging, Information and
  Media Products                     1,021         944         8

Land Mobile Products                   929         912         2

Other Products                         765         807        (5)

Adjustments and eliminations          (650)       (735)      (12)

   Industry segment totals          $6,498      $6,851        (5)

                                           Segment Sales
                                      for the Nine Months Ended
                                    Sept. 28,     Sept. 30,
                                      1996         1995     % Change

General Systems Products            $8,066      $7,877         2

Semiconductor Products               5,975       6,241        (4)

Messaging, Information and
  Media Products                     3,082       2,627        17

Land Mobile Products                 2,693       2,574         5

Other Products                       2,450       2,526        (3)

Adjustments and eliminations        (1,978)     (2,106)       (6)

   Industry segment totals         $20,288     $19,739         3


                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

There are currently eight cases pending in Phoenix, Arizona arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. Two plaintiffs in the McIntire lawsuit, pending in United States District Court for the District of Arizona stipulated to dismissal of their claims with prejudice. There remain approximately 920 plaintiffs in McIntire. In the consolidated Lofgren/Betancourt/Ford/Wilkins v. Motorola lawsuits pending in the Arizona Superior Court, Maricopa County, plaintiffs filed a Fifth Amended Complaint on June 27, 1996. These consolidated cases involve claims by approximately 225 plaintiffs alleging that Motorola and approximately 30 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, causing health problems. In the Camelhead case, Motorola had won a motion for summary judgment dismissing it from the suit in November 1995. The plaintiff filed a motion for re-consideration, but the decision was re-confirmed by the trial court in August 1996. The plaintiff has filed an appeal in the Ninth Circuit. (See Item 3 of the Company's Annual Report on Form 10-K for the year ended 1995 and Form 10-Q for the second quarter of 1996 for additional disclosures regarding cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona).

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

ITEM 5 - OTHER INFORMATION.
Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits

     11 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common Equivalent Share for the Three Months Ended September 28, 1996 and September 30, 1995.

     11.1 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common Equivalent Share for the Nine Months Ended September 28, 1996 and September 30, 1995.

     27 Financial Data Schedule (filed only electronically with the SEC)

     (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the third quarter of 1996.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOTOROLA, INC.
                                 (Registrant)


Date:  Nov. 8, 1996             By:  /s/ Kenneth J. Johnson
                                   Kenneth J. Johnson
                                   Senior Vice President and Controller
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of the Registrant)


                              EXHIBIT INDEX


NUMBER          DESCRIPTION OF EXHIBITS                          PAGE NO.


11        Motorola, Inc. and Consolidated Subsidiaries
          Primary and Fully Diluted Earnings Per
          Common and Common Equivalent Share for the Three
          Months Ended September 28, 1996 and September 30, 1995.    17

11.1      Motorola, Inc. and Consolidated Subsidiaries
          Primary and Fully Diluted Earnings Per
          Common and Common Equivalent Share for the Nine
          Months Ended September 28, 1996 and September 30, 1995.    18

27        Financial Data Schedule (filed only
          electronically with the SEC)                               --