Form 10-K
period 1996-12-31
MOTOROLA INC
filed 1997-03-25
CIK 68505

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to
                          COMMISSION FILE NO. 1-7221

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                      ON WHICH REGISTERED
                -------------------                     ---------------------
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

                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
   [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1997 was approximately $39.2 billion (based on closing sale price of $68.375 per share as reported for the New York Stock Exchange--Composite Transactions).

  The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 1997 was 593,866,999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                      DOCUMENT                          LOCATION IN FORM 10-K
                      --------                         -----------------------
Portions of Registrant's Proxy Statement for 1997      Parts I, II, III and IV
Annual Meeting of Stockholders Including Management's
Discussion and Analysis and Consolidated Financial
Statements

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  The response to this section of Item 1 is incorporated by reference to Note 7 of the Notes to the Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

 (c) Narrative description of business.

 GENERAL SYSTEMS PRODUCTS

  The Cellular Subscriber Sector (formerly the Cellular Subscriber Group) and the Cellular Infrastructure Group design, manufacture, sell, install and service cellular infrastructure and radiotelephone equipment. In addition, the Cellular Subscriber Sector resells cellular line service in the U.S., New Zealand, Germany, France and the U.K. markets. The Network Management Group is a joint venture partner in cellular operating systems in Argentina, Chile, the Dominican Republic, Honduras, Hong Kong, India, Israel, Japan, Jordan, Lithuania, Mexico, Nicaragua, Pakistan, Russia, Thailand, and Uruguay. In addition, the Network Management Group acts as an investor in Iridium(R) gateway companies which operate in North America, Central America, South America and India. The Cellular Infrastructure Group products include electronic exchanges (i.e., telephone switches), base site controllers and radio base stations. Radiotelephone products include mobile, portable, personal and transportable radiotelephones with various options, personal communications equipment and cordless telephones. Products are marketed worldwide through original equipment manufacturers, carriers, distributors, dealers, retailers and, in certain countries, through a direct sales force. Financing of cellular infrastructure equipment is sometimes offered to qualifying customers.

  Radio frequencies are required to provide cellular services. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated for cellular services. The growth of the cellular and personal communications industry may be affected if adequate frequencies are not allocated for its use, or alternatively, if new technology is not developed to increase capacity on presently allocated frequencies which may have an effect on the segment's results.

  The Motorola Computer Group develops, manufactures, sells and services multi-function computer systems and board level products, together with operating systems and system enablers based on the Motorola 68000, 88000 and PowerPC(TM) series microprocessors, including computers compatible with the Mac(R) OS operating system. These products are sold worldwide to a variety of customers, some of whom produce computer products which compete with the Group. The Computer Group's products are marketed to end-users, original equipment manufacturers, value-added resellers and distributors throughout the world. The Motorola Computer Group also markets computer products and peripherals that it does not manufacture.

  The segments products are subject to constant changes in technology. Consequently, the General Systems Products segment has an extensive research and development program.

  The General Systems Products segment's backlog amounted to $2.03 billion at December 31, 1996 and $1.47 billion at December 31, 1995. The 1996 backlog is believed to be generally firm, and approximately 94% of that amount is expected to be shipped during 1997. This forward-looking estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1996 backlog actually shipped to change.

  The segment has several material customers, worldwide, the loss of any one or more of which could have a material impact on the results of the segment.

  The General Systems Products segment experiences intense competition from numerous competitors in world-wide markets ranging from some of the world's largest companies to small, specialized firms. Competitive factors in the market for the products are price, service, delivery, quality, availability, warranty, product features, company image, time to market and product and system performance. An additional factor for the Cellular Infrastructure Group is vendor financing because customers are looking to equipment vendors as one additional source of funding. An additional factor for the Motorola Computer Group products is the availability of software products to address specific user applications. Participation in a very competitive industry requires a continuing high level of investment in technology. Management believes that, looking forward, Motorola's commitment to research and development programs for improving existing products and developing new products and its utilization of state-of-the-art technology will allow these businesses to remain competitive.

  Materials used in the segment's operations are generally second-sourced to ensure a continuity of supply. Occasionally, there are shortages of required purchased components. Energy necessary for the segment's operations consists of electricity, natural gas and gasoline, all of which are currently adequate in supply. The segment's factories are highly automated and therefore, dependent upon a steady supply of electrical power. Difficulties in obtaining any of the aforementioned items could affect the segment's results.

  The Cellular Subscriber Sector carries reasonable product inventories in distribution centers to meet customer delivery requirements. As a general rule, the Cellular Subscriber Sector does not permit customers to return merchandise. The Cellular Infrastructure Group permits customer returns in accordance with specific contract terms, and the Motorola Computer Group permits customers to return products in accordance with practices followed in the computer industry. The Cellular Subscriber Sector has offered extended payment terms when necessary to meet competitive offerings. In the Cellular Infrastructure Group, payment terms are particular to individual contracts, a majority of which provide for the hold back of certain residual payments until system acceptance by the customer. For qualifying customers, the Cellular Infrastructure Group finances equipment purchases under various arrangements. Credit terms offered by the Motorola Computer Group normally are in accordance with practices followed in the computer industry. Occasionally, the Motorola Computer Group uses installment sale agreements and leases which are sold to a Motorola finance subsidiary.

  Patent protection is very important to the cellular business. Reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality of business with respect to this industry segment.

  The segment's headquarters are located in Schaumburg, Illinois. The segment operates manufacturing facilities in Tempe, Arizona; Arlington Heights, Grayslake, Harvard, Libertyville and McHenry, Illinois; Ft.

Worth, Texas; Swindon, England; Easter Inch, Scotland; Flensburg, Germany; Arad, Israel; Tianjin, China and Campinas, Brazil. The segment also has joint venture manufacturing operations in Austria and China.

 SEMICONDUCTOR PRODUCTS

  Semiconductors control and amplify electrical signals and are used in a broad range of electronic products, including consumer electronic products, computers, communications equipment, solid-state ignition systems and other automotive electronic products, major home appliances, industrial controls, robotics, aircraft, missiles, space vehicles, calculators and automatic controls.

  The semiconductor products manufactured by Motorola's Semiconductor Products segment include integrated circuit devices (metal-oxide semiconductor and bipolar) such as high-performance microprocessors, microcontrollers and peripherals; digital signal processors; dynamic and fast/application-specific static random access memories; custom and proprietary bipolar and MOS digital-analog components; emitter-coupled logic; programmable logic devices; deep submicron CMOS gate array, cell-based and customizable standard products; rectifiers; zener and tuning diodes; power and small signal transistors; RF and microwave devices, thyristors, optoelectronics and sensors.

  The segment sells its products worldwide to original equipment manufacturers through its own sales force. Products also are sold through a network of industrial distributors in the United States. Sales outside the United States are made through the segment's own sales staff and through independent distributors. Products manufactured by the segment are also supplied to other operating units of Motorola. Other businesses of Motorola collectively constitute the segment's largest customer, and the loss of, or significant reduction of purchases by them has and could continue to affect the segment's results. Customers are allowed to return merchandise for the period the longer of, (i) the product warranty period of the distributor or (ii) three years. The segment and its results are affected by the cyclical nature of the semiconductor industry. Available capacity, cyclical customer demands, new product introduction and aggressive pricing has and could continue to impact its business and results.

  The segment experienced underutilization of certain of its facilities producing products with reduced market demand. The segment's capacity for certain other products is being increased to meet current market demand. In addition the segment supplements its internal manufacturing capacity with joint venture manufacturing facilities and purchases of products from outside vendors.

  The semiconductor industry is subject to rapid changes in technology, and requires a high level of capital spending and an extensive research, development and design program to maintain state-of-the-art technology. Accordingly, the segment maintains an extensive research and development program in advanced semiconductor technology.

  The segment's backlog amounted to $2.32 billion at December 31, 1996 and $3.25 billion at December 31, 1995. In addition to a decline due to general market conditions in 1996, the backlog declined by a significant amount due to changes in booking procedures implemented throughout 1996. An increasing number of the segment's customers are converting to schedule sharing, Just-In-Time warehouses, and inventory minimum-maximum stocking versus the traditional "order." This causes backlog to decrease, as low as zero in some instances, while the actual level of demand may stay the same or increase.

  The Semiconductor Products segment experiences intense competition from numerous competitors ranging from large companies offering a full range of products to small companies specializing in certain segments of the market. The competitive environment also is changing as a result of increased alliances between competitors. The segment competes in many markets, including the telecommunications, personal computer/work station, industrial, automotive, consumer, computer, government and distributor markets. In 1996, the segment exited its military business. Due to the multitude of competitors, price, service, technology, warranty, availability, time to market, product features, company image and product quality are important factors in competition. The ability to develop new products to meet customer requirements and to meet customer delivery schedules also are competitive factors. Management believes, looking forward, that Motorola's commitment to research and development of new products combined with utilization of state-of-the-art technology should allow the segment to remain competitive.

  The segment is not currently experiencing any shortages in obtaining raw materials. A significant portion of certain materials and parts used by the segment is supplied from a single country. With respect to other materials, the segment is seeking additional sources of supply to minimize the risk of obtaining materials from only a few sources. Electricity, oil and natural gas are used extensively in the segment's operations. All of these energy sources are available in adequate quantities for current needs. Electricity and oil are the primary energy sources for the segment's foreign operations, and presently, there are no shortages of these sources although the reliability of electrical power has been a problem from time to time. Difficulties in obtaining any of the aforementioned items could affect the segment's results.

  Reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality of business with respect to this industry segment.

  The Semiconductor Products segment's headquarters are in Phoenix, Arizona. Its manufacturing facilities are located in Chandler, Mesa, Phoenix and Tempe, Arizona; Irvine, California; Research Triangle Park, North Carolina; Austin, Texas; Tianjin, China; Toulouse, France; Munich, Germany; Kwai Chung and Tai Po, Hong Kong; Aizu and Sendai, Japan; Seoul, Korea; Geneva, Switzerland; Tel Aviv, Israel; Kuala Lumpur and Seremban, Malaysia; Guadalajara, Mexico; Carmona and Manila, the Philippines; Singapore; Chung-Li, Taiwan; and East Kilbride and South Queensferry, Scotland.

 LAND MOBILE PRODUCTS

  The Land Mobile Products Sector ("LMPS") designs, manufactures and sells analog and digital two-way voice and data products and systems for a variety of worldwide applications.

  As a principal supplier of mobile and portable FM two-way radio products and systems, LMPS provides equipment and systems to meet the communications needs of individuals and many different types of business, institutional and governmental organizations. Products of LMPS provide voice and data communications between vehicles, persons and base stations. Also, LMPS provides network services for two-way radio subscribers in international markets through joint ventures.

  The principal customers for two-way radio products and systems include public safety agencies, such as police, fire, highway maintenance departments and forestry services; petroleum companies; gas, electric and water utilities; telephone companies; diverse industrial companies; mining companies; transportation companies such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals; and companies in the construction, vending machine and service businesses. Also, there is an emerging consumer two-way radio market using the products for personal and family communication needs. These products also are sold and leased to various federal agencies for many uses. In addition to the federal government, a material part of the business of LMPS is dependent on one external customer, the loss of either of which could have a material effect on the segment's business.

  Users of two-way radios are regulated by a variety of governmental and other regulatory agencies throughout the world. In the United States, users of two-way radios are licensed by the Federal Communications Commission ("FCC") which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. The FCC has authorized two services and specific channels for consumer applications; the General Mobile Radio Service requires a license for consumers while the Family Radio Service does not require a license. The FCC's authority includes, among other things, the power to classify radio stations, prescribe the nature of the service to be rendered by each class of station, assign frequencies to the various classes of stations and regulate the kinds of equipment which may be used. Regulatory agencies in other countries have similar types of authority. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the two-way radio communications industry and the results of the segment may be materially affected by the rules and regulations adopted by regulatory agencies, if adequate frequencies are not allocated for its use, or, if new technology is not developed to increase capacity on presently allocated frequencies.

  LMPS also manufactures and sells signaling and control systems and communication control centers used in two-way radio operations.

  This segment carries on an extensive product development program. Its products make substantial use of solid-state semiconductor components, including integrated circuits.

  The products manufactured and marketed by LMPS are sold directly through its own distribution force, or through independent authorized distributors and dealers and retailers, network service providers and independent commission sales representatives. Leasing and conditional sale arrangements are also made available to customers. The direct distribution force also provides systems engineering and technical services to meet the customer's particular needs. The customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of Motorola authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations. Some of the leases and conditional sale contracts entered into by LMPS are sold to several unaffiliated finance companies and banks on terms which, in some instances, provide recourse to Motorola with certain limitations. Some leases and conditional sale contracts are sold to a Motorola finance subsidiary. Subscriber units are sold directly and through indirect distribution channels. In certain circumstances, the segment permits customers to return products in accordance with industry practices.

  This segment's backlog amounted to $1.18 billion at December 31, 1996 and $1.18 billion at December 31, 1995. The 1996 backlog amount is believed to be generally firm, and approximately 91% of that amount is expected to be shipped during 1997. This forward-looking estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1996 backlog actually shipped to change.

  This segment experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to foreign state-owned telecommunications companies to many small, specialized firms. The principal manufacturing operations of many competitors are located outside of the United States. Competitive factors for LMPS include price, performance, quality, delivery, service, warranty, technology, product features and performance, time to market, and availability of systems engineering, with no one factor being dominant. An additional factor is vendor financing because customers are looking to equipment vendors as one additional source of funding. Management believes, looking forward, that Motorola's commitment to research and development programs for improving existing products and developing new products and its utilization of state-of-the-art technology should allow this segment to remain competitive.

  Availability of materials and components required by this segment is relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages and affect results. LMPS operates certain offshore subassembly plants, the loss of one or more of which could constrain its production capabilities and affect results. Natural gas, electricity and, to a lesser extent, oil, are the primary sources of energy. Current supplies of these forms of energy are considered to be adequate for this segment's United States and foreign operations. However, difficulties in obtaining any of the aforementioned items could affect the segment's results. LMPS provides custom products based on assembling basic units into a large variety of models or combinations. This requires stocking of inventories and large varieties of piece parts as well as a variety of basic level assemblies to meet short delivery requirements.

  Patent protection is very important to the segment's business. Reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this segment.

  This segment's headquarters are located in Schaumburg, Illinois, with major manufacturing facilities in Schaumburg, Illinois; Plantation, Florida; Mount Pleasant, Iowa; Swords, Ireland; Arad, Israel; and Penang, Malaysia.

 MESSAGING, INFORMATION AND MEDIA PRODUCTS

  Motorola's Messaging, Information and Media Sector ("MIMS") manufactures, distributes and sells paging subscriber, paging infrastructure, and related products such as paging software and accessories. MIMS also provides network services for paging and wireless data and gateway communication subscribers through wholly-owned and operated businesses as well as domestic and international joint ventures. It also manufactures and sells modems, analog and digital transmission devices and other data communication devices. In addition MIMS manufactures equipment that enable voice, video and high-speed data communications over cable networks. It also offers handwriting and speech recognition software for various applications. MIMS provides equipment and systems to meet the communication needs of many different types of business, institutional and governmental organizations. Also, there is a growing base of paging and modem customers using the products for personal and family communication needs. A majority of the Sector's manufacturing, distribution and sales occurs outside of the United States.

  Radio frequencies are required to provide paging and wireless data information services. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated for these services. The growth of the paging and wireless data information industry and this segment's results could be affected if adequate frequencies are not allocated for its use, or alternatively, if new technology is not developed to increase capacity on presently allocated frequencies.

  The segment's backlog amounted to $775 million at December 31, 1996 and $926 million at December 31, 1995. The 1996 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1997. This forward-looking estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1996 backlog actually shipped to change. Several large paging carriers represent a material part of the business of the MIMS segment, the loss of one or more of which could have a material adverse effect on the results of the MIMS segment.

  MIMS products are sold through both domestic and international sales organizations which sell through direct and indirect channels such as distributors, retailers and value-added resellers.

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

  Materials and components required by this segment are relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages. Occasionally, shortages or extended delivery periods have occurred in various component parts, the effects of which have generally been industry-wide and short in duration. Natural gas, electricity and oil are the primary sources of energy. These types of energy are currently readily available, but difficulties in obtaining any of the aforementioned items could affect the segment's results.

  Patent protection is very important to the segment's business. Reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality with respect to this segment.

  This segment's headquarters are located in Schaumburg, Illinois, with manufacturing facilities in Lake Zurich, Illinois; Boynton Beach, Florida; Ft. Worth, Texas; Mansfield, Massachusetts; Huntsville, Alabama; Singapore; Tianjin, China; Vega Baja, Puerto Rico; and Dublin, Ireland; additionally, software development and administration offices are located in Alpharetta, Georgia and Palo Alto, California.

 OTHER PRODUCTS

 AUTOMOTIVE, ENERGY AND COMPONENTS SECTOR

  The Automotive, Energy and Components Sector (formerly the Automotive Energy and Controls Group) manufactures and sells products in three major categories: automotive and industrial electronics; energy storage products and systems; and ceramic and quartz electronic components. The Sector also includes operations which manufacture electronic ballasts for fluorescent lighting, radio frequency identification devices and printed circuit boards. The Sector established a Flat Panel Display Division to develop the next generation of flat panel displays. The Sector is involved in several joint ventures.

  The Sector sells its automotive and industrial electronics products to original equipment manufacturers, including foreign and domestic automobile manufacturers, heavy vehicle manufacturers, farm equipment manufacturers and industrial customers. The energy storage products business and the ceramic and quartz products business sell primarily to other industry segments within Motorola, principally the Land Mobile Products, Messaging, Information and Media Products and General Systems Products segments. A large part of the Sector's business is dependent upon the business of these other Motorola industry segments, collectively and two other external customers. The loss of any of these three customers could have a material adverse effect on the business of the Sector.

  Demand for products is linked to automobile sales in the United States and other countries where the Sector sells its products. The Sector experiences competition from numerous global competitors including automobile manufacturers. Competitive factors in the sale of all of the Sector's products include price, product quality and performance, supply integrity, quality reputation, experience, responsiveness and design and manufacturing technology.

  The Sector's backlog amounted to $259 million at December 31, 1996 and $257 million at December 31, 1995. The 1996 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1997. This forward-looking estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1996 backlog actually shipped to change.

  All materials used by the Sector have good availability at this time. The Sector uses electricity and gas in its operations, which are currently adequate in supply. However, difficulties in obtaining any of the aforementioned items could affect the Sector's results.

  Reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this Sector.

  The Sector's headquarters is located in Northbrook, Illinois. It has manufacturing operations located in Scottsdale and Tempe, Arizona; San Jose, California; Atlanta, Georgia; Northbrook, Buffalo Grove, Schaumburg and Vernon Hills, Illinois; Albuquerque, New Mexico; Elma, New York; Carlisle, Pennsylvania; Seguin, Texas; Angers, France; Stotfold, England; Singapore; Tianjin, China; Chung-Li, Taiwan; Penang, Malaysia; Dublin, Ireland; and San Jose, Costa Rica.

 SPACE AND SYSTEMS TECHNOLOGY GROUP

  The Space and Systems Technology Group, formerly called the Government and Space Technology Group, is engaged in the design, development and production of electronic systems and products, and it competes for a variety of United States Government projects and commercial business. The Group has diversified its activities by applying its core technologies to commercial opportunities. The Group provides electronic and communications equipment products that have various applications based upon customer requirements of the Group's three business segments: government, commercial and satellite communications.

  The government business segment, known as the Government Electronics Division and Government Systems Operations, primarily performs research, development and production work under contracts with governmental agencies, but also conducts independent research and development programs. The government business segment produces diversified military electronic equipment, including military communications equipment, radar systems, data links, display systems, positioning and navigation systems, missile guidance equipment, electronic ordnance devices and drone electronic systems. The government business segment has been predominantly dependent upon the United States Government as its main customer, acting as either a prime contractor or a subcontractor to other prime contractors. The total loss of all of this business could have a material adverse effect on the Group's results. Contracts are secured from United States Government agencies and their suppliers by negotiation and competitive bidding. Competition has increased substantially in all aspects of the government business due to a smaller defense budget and consolidations in the industry. Competitors include large and small technically competent firms. Some competitors from whom the segment procured subcontract work in the past are becoming more vertically integrated and are performing the work previously subcontracted. This Group currently looking forward expects to continue to meet competition on the basis of price and quality of product performance.

  The Group's Satellite Communications Group (SCG) is developing the IRIDIUM(R) satellite-based communication system. The IRIDIUM(R) system is a space-based wireless communications system that is being designed to provide global digital service to hand-held telephones and related equipment. The IRIDIUM(R) system involves four components: (1) a constellation of low earth orbit satellites, (2) centralized system control centers, (3) approximately ten gateways located throughout the world; and (4) individual subscriber units for voice, data, facsimile and paging. SCG is the prime contractor under contracts with Iridium LLC to provide and launch the satellites, construct the centralized system control centers and gateways; maintain the performance of the constellation and provide certain computer systems and software for the system. During the last four years, these contracts have become a significant portion of the Group's business and are expected to remain a major contributor to the Group's sales for the next several years. Iridium LLC's failure to make payments under these contracts or the loss of these contracts could have a material adverse effect on the Group's and Motorola's results. SCG has entered into significant subcontracts for portions of the system for which it will generally remain obligated even if Iridium LLC is unable to satisfy the terms of its contracts with SCG, including funding. In addition, Motorola has guaranteed $750 million of Iridium LLC's bank financing which could be affected by Iridium LLC's failure to make such payments.

  SCG also performs research, development, design and manufacturing services for space-based equipment for government customers.

  Total sales for the Group include sales made to a number of free world governments and corporations. Products of the Group are marketed outside the United States by a few distributors, by independent representatives and by the Group's own sales force. In 1996, a small percentage (approximately 5%) of the Group's business was conducted internationally, primarily through the government business segment. These sales generally relate to the development and deployment of defense, security and commercial air traffic management systems with Canada and selected countries, concentrated in the Asia-Pacific region.

  The Group's backlog amounted to $1.02 billion at December 31, 1996 and $906 million at December 31, 1995. The 1996 backlog is believed to be generally firm and 72% of that amount is expected to be shipped during 1997. These shipments could be significantly impacted to the extent that additional funding is not received by Iridium LLC. All contracts with the United States Government are subject to cancellation at the convenience of the Government, and the contracts with Iridium LLC may be terminated by Iridium LLC pursuant to the terms set forth in the contracts. The forward-looking estimate of the firmness of the 1996 backlog as discussed above is subject to future events which may cause the percentage of the 1996 backlog actually shipped to change.

  Bookings during 1996 for the Iridium LLC space system contract were delayed because Iridium LLC needed to obtain additional funding required to continue to make contractual payments to Motorola. Iridium LLC is negotiating to obtain additional funding during 1997. If such financing is obtained the orders not booked related to the space system contract are expected to be booked. There can be no assurance that Iridium LLC will obtain the additional financing.

  Materials used by the Group in its operations are generally available. Natural gas and electricity are the principal types of energy used, and availability of both to the Group is currently more than adequate. Difficulties in obtaining any of the aforementioned items could affect the Group's results.

  Patents continue to become more important as competition increases in a declining U.S. Government market and as the Group expands commercial opportunities. Also reference is made to the material under the heading "General" for information relating to patents and trademarks.

  The Group has its headquarters in Scottsdale, Arizona, with manufacturing facilities in Scottsdale and Chandler, Arizona.

 GENERAL

  Customers. Motorola is not dependent for a material part of its overall business upon a single or a very few customers. Approximately 2.9% of Motorola's total sales and revenues in 1996 were received from various branches and agencies, including the armed services, of the United States Government.

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

      December 31, 1996........................................... $7.59 billion
      December 31, 1995........................................... $7.99 billion

  The orders supporting the 1996 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 99% of orders on hand at December 31, 1996 are expected to be shipped during 1997. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.

  The Semiconductor Products segment's backlog position has declined due to various factors described in Item 1(c). This decline affected Motorola's overall backlog position in 1996.

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

  Research and Development. Throughout its history, Motorola has relied, and continues to rely, primarily on its research and development programs for the development of new products and its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola's industry segments on a regular basis. Research and development expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $2,394 million in 1996, $2,197 million in 1995 and $1,860 million in 1994.

  In addition, research funded under customer-sponsored contracts amounted to approximately $758 million in 1996, $546 million in 1995 and $601 million in 1994.

  Approximately 15,800 professional employees were engaged in such research activities (including customer-sponsored contracts) during 1996.

  Patents and Trademarks. Motorola owns 8,420 patents in the United States and 8,298 in foreign countries. These foreign patents are counterparts of Motorola's United States patents. During 1996, Motorola was granted 1,225 United States patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. In some instances, certain of the patents licensed by Motorola to others have generated significant amounts of revenue to Motorola.

  Motorola considers its trademark "MOTOROLA" and the "M" symbol to be valuable assets. These are protected through trademark registrations. Other trademarks of Motorola are protected and registered in the relevant markets, but are used only on limited product lines.

  Environmental Quality. Motorola operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The balance of the response to this section of Item 1 is incorporated by reference to Note 6 of the Notes to the Consolidated Financial Statements under the caption "Environmental and Legal" and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Matters" contained in the attachment to Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

  Miscellaneous. At December 31, 1996, there were approximately 139,000 employees of Motorola and its subsidiaries. The business of Motorola and its industry segments is taking on certain seasonal characteristics: the Semiconductor Products segment has tended to have stronger, seasonally-adjusted sales in the first half of the year; and sales of products, such as cellular telephones and pagers, in consumer markets tend to increase in the fourth quarter. An increase or decrease in large system orders in the Cellular Infrastructure Group and the Land Mobile Products segment could cause the volatility of orders, revenues and profits recognized in any particular period.

  Business Risk Factors. Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings; (i) "General Systems Products," about the allocation of frequencies, development of technologies, expected shipments during 1997, the loss of material customers and competitiveness through research and development and technology; (ii) "Semiconductor Products," about the loss of or reduction in purchases by customers, capacity, cyclical customer demands, new product introductions and aggressive pricing, expected shipments during 1997, competitiveness through research and development and technology and sources of supplies; (iii) "Land Mobile Products," about the loss of material customers, the allocation and regulations of frequencies, expected shipments during 1997, competitiveness through research and development and technology and the availability of supplies; (iv) "Messaging, Information and Media Products," about the allocation of frequencies, development of technologies, the loss of material customers and expected shipments during 1997; (v) "Automotive, Energy and Components Sector," about the loss of material customers, expected shipments during 1997 and the availability of supplies;
(vi) "Space and Systems Technology Group," about the loss of material customers, competitiveness, the impact of Motorola's investment in Iridium LLC, expected shipments during 1997 and the availability of supplies; and
(vii) "General," about expected shipments during 1997, seasonality, large system orders, and the growth from products.

  Motorola wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, Motorola's actual results and could cause Motorola's actual consolidated results during 1997, and beyond, to differ materially from those expressed in any forward looking statements made by, or on behalf of, Motorola:

  . Motorola's actions in connection with continued and increasing price and product competition in many product areas, including, but not limited to semiconductor products, cellular subscriber products and modems; deficiencies in certain product segments, particularly cellular telephones and modems;

  . Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated, including, but not limited to, two-way and voice paging, Code Division Multiple Access
    (CDMA) for cellular and Personal Communication Systems (PCS), wireless local loop, telephony and high-speed data for cable and integrated dispatch radio, the failure of customers to accept these products or technologies when planned, any defects in products and a failure of manufacturing economies to develop when planned;

  . Risk related to the loss of material customers of one or more of Motorola's businesses, including the unexpected loss of sales and market perception, particularly because of the trend towards increasingly large system contracts for the Cellular Infrastructure Group and the Land Mobile Products Sector.

  . The ability of the semiconductor industry to sustain a rebound and the ability of Motorola's semiconductor business to capitalize on that rebound and compete in the highly competitive semiconductor business. Factors that could affect Motorola's ability to compete are production inefficiencies and higher costs related to underutilized facilities, both wholly-owned and joint venture facilities; shortage of manufacturing capacity; start-up expenses, inefficiencies and delays and increased depreciation costs in connection with the capital investments in 1997 for facilities in Korea, China, Arizona and Texas; competitive factors, such as rival chip architectures, mix of products, acceptance of new products and price pressures; risk of inventory obsolescence due to shifts in market demand; and the effect of lower orders from Motorola's other businesses such as the Cellular Subscriber Sector and the Automotive, Energy and Components Sector;

  . The risks related to the Iridium(R) project including: the ability of investors to timely obtain licenses and sign agreements for, and to market, the service, to timely receive and, as appropriate, operate and sell telecommunications equipment and to otherwise timely finance and operate a successful telecommunications business; the successful and timely orbiting of the project's low-earth orbit satellites and the successful and timely operation of such satellites and related ground equipment; the ability of Iridium LLC to raise the significant funds it needs during at least the next few years to continue to make contractual payments to Motorola and to make debt payments and otherwise operate, including raising needed funds in early 1997; the outcome of Motorola's and Iridium's negotiations to increase Iridium LLC's bank financing and Motorola's guarantee; the risks associated with the large Iridium systems contracts and the financial risk to Motorola under those contracts, including the difficulty in projecting costs associated with those contracts; the market acceptance (both on its own and when compared to possible competitors) of what is expected to be the first worldwide global satellite-based communications service and of the related equipment; and the significant technological and other risks associated with the development and commercial operation of the project, including any software and support systems-related risks;

  . The effects of, and changes in, laws and regulations, other activities of governments, agencies and similar organizations, including, but not limited to, those affecting frequency, use and availability of spectrum authorizations and licensing; and

  . The costs and other effects of legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal), settlements and investigations, claims, and changes in those items, and developments or assertions by or against Motorola relating to intellectual property rights and intellectual property licenses.

  Certain portions of Motorola's Proxy Statement for the 1997 annual meeting of stockholders with Management's Discussion and Analysis and Consolidated Financial Statement are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those beginning on page F-8 of the attachment to Motorola's Proxy Statement for the 1997 annual meeting of stockholders, that sometimes have affected, and in the future could affect, Motorola's actual results and could cause Motorola's actual consolidated results during 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Motorola.

 (d) Financial information about foreign and domestic operations and export sales.

  Domestic export sales to third parties were $3.74 billion in 1996, $3.59 billion in 1995 and $2.97 billion in 1994. Domestic export sales to affiliates were $6.31 billion in 1996, $6.64 billion in 1995 and $4.40 billion in 1994.

  The remainder of the response to this section of Item 1 is incorporated by reference to Note 7 of the Notes to the Consolidated Financial Statements and the "1996 Compared With 1995" and "1995 Compared With 1994" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the attachment to Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

  IRIDIUM(R) is a registered trademark and service mark of Iridium LLC.

ITEM 2: PROPERTIES

  Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Its other major facilities in the United States are located in Arlington Heights, Buffalo Grove, Grayslake, Harvard, Lake Zurich, Libertyville, Northbrook, Schaumburg and Vernon Hills, Illinois; Elma, New York; Phoenix, Chandler, Scottsdale, Mesa and Tempe, Arizona; Boynton Beach and Plantation, Florida; Atlanta, Georgia; Austin, Ft. Worth and Seguin, Texas; Mount Pleasant, Iowa; Mansfield, Massachusetts; Huntsville, Alabama; Research Triangle Park, North Carolina; Albuquerque, New Mexico; Carlisle, Pennsylvania; and Irvine and San Jose, California. Motorola also operates manufacturing facilities or sales offices in 39 other countries. (See "Narrative Description of Business" for information regarding the location of the principal manufacturing facilities for each industry segment.) Motorola owns 129 facilities (manufacturing, sales, service and office, 73 of which are located in the United States and 56 of which are located in other countries. Motorola leases 505 such facilities, 305 of which are located in the United States and 200 of which are located in other countries.

  Motorola generally considers the productive capacity of the plants operated by each of its industry segments adequate and suitable for the requirements of each of such segments. New semiconductor product manufacturing facilities in Korea, China, Arizona and Texas are under construction and a new facility for Cellular handsets is under construction in Jaguariuna, Brazil.

  The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

ITEM 3: LEGAL PROCEEDINGS

  Motorola is a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. On January 29, 1997, plaintiffs dismissed their appeal in Camelhead Equities et al. v. Motorola et al., a suit filed on June 1, 1993, for business losses by four failed real estate development limited partnerships alleging that groundwater contamination caused property damage and the failure of their real estate development, and this matter is concluded. McIntire et al. v. Motorola, and Farr v. Motorola are pending in the U.S. District Court for the District of Arizona. Baker et al. v. Motorola et al., Lofgren et al. v. Motorola et al., Bentancourt et al. v. Motorola et al., Ford et al. v. Motorola et al. and Wilkins et al. v. Motorola et al. are pending in the Arizona Superior Court, Maricopa County. The McIntire lawsuit, filed on December 20, 1991, involves approximately 925 plaintiffs (325 personal injury, 125 property damage, and 475 personal injury and property damage) who allege that the operations of Motorola at several facilities in Phoenix and Scottsdale, Arizona have caused property damage and health problems by contaminating the soil, groundwater and air in the area surrounding those facilities. Farr is a personal injury and wrongful death case, filed on November 17, 1995, based on like allegations of environmental contamination. The Baker lawsuit, filed on February 11, 1992, is a class action, involving six representative individual named plaintiffs, alleging that Motorola and 28 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, diminishing property values and exposing members of the class to possible adverse health effects. On August 24, 1994, the Baker court certified two classes, a property damage class consisting of all persons who were residents, property owners or lessees of property which overlies, or is adjacent to, the alleged groundwater pollution, and a medical monitoring class consisting of all persons who resided in Phoenix and/or Scottsdale for more than one year continuously during the years between 1955 and 1989, and who received potable drinking water containing trichloroethylene at a level equal to or exceeding 2.0 parts per billion, on average. The Lofgren, Bentancourt, Ford and Wilkins lawsuits, filed on April 6, 1993, July 16, 1993, June 10, 1994 and July 19, 1995, respectively, have been consolidated. The consolidated cases involve more than 200 plaintiffs, alleging that Motorola and about 30 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, causing health problems.

  All seven lawsuits seek compensatory and punitive damages. The McIntire complaint includes personal injury and property damage claims and seeks injunctive relief. The Baker complaint seeks damages for medical monitoring and alleges claims for property, business and economic loss and seeks declaratory and injunctive relief.

  Motorola and several of its directors and officers are named defendants in a consolidated alleged class action for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, Kaufman, et al. v. Motorola, Inc. et al., which was filed on May 19, 1995 and is pending in the U.S. District Court for the Northern District of Illinois. Plaintiffs maintain that Motorola and the individual defendants inflated the price of Motorola stock by failing to timely disclose a buildup of cellular phone inventory with its distributors. Plaintiffs propose a class period of November 4, 1994 through February 17, 1995, and seek an unspecified amount of damages.

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

  Motorola is a defendant in several cases arising out of Motorola's manufacture and sale of portable cellular telephones. In Verb, et al. v. Motorola, Inc., et al., a purported economic loss class action by purchasers of portable cellular phones against Motorola and seven other corporate defendants filed on February 1, 1993, the Illinois Appellate Court in 1996 affirmed the Cook County, Illinois Circuit Court's dismissal of the case; plaintiffs have petitioned for leave to appeal to the Illinois Supreme Court. Schiffner v. Motorola, Inc., filed on March 3, 1995 in the Circuit Court of Cook County, Illinois, is another economic loss purported class action by purchasers of portable cellular phones. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed on October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a purported class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies.

  Crist v. Motorola, Inc. et al., filed on August 20, 1993 in the Circuit Court of Cook County, Illinois, Ward v. Motorola, Inc., et al., filed on October 4, 1994 in the State Court of Fulton County, Georgia, Wright v. Motorola, et al., filed on March 2, 1995 in the Circuit Court of Cook County, Illinois, Kane, et al., v. Motorola, Inc., et al., filed on December 13, 1993 in the Circuit Court of Cook County, Illinois, and Rittman, et al. v. Motorola, Inc., et al., 151st District Court of Harris County, Texas, originally filed on August 31, 1995 in Tarrant County, Texas, are cases where individuals allege that brain cancer was caused by or aggravated by the use of a cellular telephone. In Ward, the Georgia Court of Appeals has ruled that summary judgment should be entered on behalf of Motorola and plaintiffs have petitioned for certiorari to the Georgia Supreme Court. The stay entered in the Wright, Kane and Crist cases after the ruling in the Verb case in 1996 has been lifted based on the Illinois Appellate Court decision in the Verb case.

  Pennsylvania Bancshares, Inc. et al. v. Motorola, Inc., et al., filed on October 10, 1995 in the Court of Common Pleas, Montgomery County, Pennsylvania, is a purported class action wherein it is alleged that Motorola, Inc. systematically engages in deceptive trade practices, including without limitation, intentionally misrepresenting the quality of certain types of cellular telephones. Silber, et. al. v. Motorola, Inc., et al., filed on August 1, 1995 in the Supreme Court of The State of New York, County of Suffolk, which was transferred from the County of New York, is an action wherein it is alleged that a traffic accident was caused by the use of a cellular phone.

  The information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Environmental Matters" and in Note 6 of the Notes to the Consolidated Financial Statements under the caption "Environmental and Legal" contained in the attachment to Motorola's Proxy Statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Following are the persons who were the executive officers of Motorola as of December 31, 1996, their ages as of December 31, 1996, their current titles and positions held during the last five years:

  Gary L. Tooker; age 57; Vice Chairman of the Board and Chief Executive Officer since December 1993; President and Acting Chief Executive Officer from October 1993 to December 1993; and President and Chief Operating Officer from January 1990 to October 1993. On January 1, 1997, Mr. Tooker became Chairman of the Board.

  Christopher B. Galvin; age 46; President and Chief Operating Officer since December 1993; and Senior Executive Vice President and Assistant Chief Operating Officer from January 1990 to December 1993. On January 1, 1997, Mr. Galvin became Chief Executive Officer.

  Robert W. Galvin; age 74; Chairman of the Executive Committee of the Board of Directors since January 1990.

  Keith J. Bane; age 57; Executive Vice President and Chief Corporate Staff Officer since February 1995; Senior Vice President and Chief Corporate Staff Officer from August 1994 to February 1995; Senior Vice President and Motorola Director of Strategy, Technology and External Relations from October 1993 to August 1994; and Senior Vice President and Motorola Director of Strategy from November 1988 to October 1993.

  Arnold S. Brenner; age 59; Executive Vice President and General Manager, Japan Group since November 1988.

  Thomas D. George; age 56; Executive Vice President, and President and General Manager, Semiconductor Products Sector since April 1993; Executive Vice President and Assistant General Manager, Semiconductor Products Sector from November 1992 to April 1993; and Senior Vice President and Assistant General Manager, Semiconductor Products Sector from July 1986 to November 1992. Mr. George has announced his planned retirement from Motorola later in 1997.

  Glenn A. Gienko; age 44; Executive Vice President and Director of Human Resources since May 1996; Senior Vice President and Director of Human Resources from June 1995 to May 1996; Corporate Vice President--Human Resources, General Systems Sector from February 1994 to June 1995; and Vice President--Human Resources, General Systems Sector from June 1990 to February 1994.

  Merle L. Gilmore; age 48; Executive Vice President, President and General Manager, Land Mobile Products Sector ("LMPS"), since July 1994; Senior Vice President and President and General Manager, LMPS, from June 1994 to July 1994; Senior Vice President and Assistant General Manager, LMPS, from July 1992 to June 1994; and Senior Vice President and General Manger, Worldwide Radio Products Group, LMPS, from May 1991 to July 1992.

  Robert L. Growney; age 54; Executive Vice President, President and General Manager, Messaging, Information and Media Sector since January 1994; Executive Vice President and General Manager, Paging and Wireless Data Group from September 1992 to January 1994; and Senior Vice President and General Manager, Paging and Telepoint Systems Group from January 1991 to September 1992. On January 1, 1997, Mr. Growney became President and Chief Operating Officer.

  Carl F. Koenemann; age 58; Executive Vice President and Chief Financial Officer since December 1991.

  James A. Norling; age 54; Executive Vice President, and President, Motorola Europe, Middle East and Africa since April 1993; and Executive Vice President, and President and General Manager, Semiconductor Products Sector from December 1989 to April 1993. On January 1, 1997, Mr. Norling became President and General Manager, Messaging, Information and Media Sector.

  Edward F. Staiano; age 60; Executive Vice President, and President and General Manager, General Systems Sector since December 1989. Mr. Staiano retired as of January 1, 1997.

  Frederick T. Tucker; age 56; Executive Vice President and President and General Manager, Automotive, Energy and Controls Group since September 1992; and Senior Vice President and General Manager, Automotive and Industrial Electronics Group from April 1988 to September 1992. On January 7, 1997, Mr. Tucker became President and General Manager, Automotive and Industrial Components Sector.

  Richard H. Weise; age 61; Senior Vice President since November 7, 1996; Senior Vice President and Secretary since February 20, 1996 to November 7, 1996; Senior Vice President, General Counsel and Secretary from November 1985 to February 20, 1996. Mr. Weise retired as of January 1, 1997.

  Richard W. Younts; age 57; Executive Vice President and Corporate Executive Director International-Asia and Americas since December 1993; and Senior Vice President and Corporate Executive Director, International-Asia and Americas from July 1991 to December 1993.

  The above executive officers, with the exception of Messrs. Staiano and Weise, will serve as officers of Motorola until the regular meeting of the Board of Directors in May 1997 or until their respective successors shall have been elected except as noted above. Christopher B. Galvin is a son of Robert
W. Galvin. There is no family relationship between any of the other executive officers listed above.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Motorola's Common Stock is listed on the New York, Chicago, London and Tokyo Stock Exchanges. The remainder of the response to this Item is incorporated by reference to the information under the caption "Quarterly and Other Financial Data" of Motorola's Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 6: SELECTED FINANCIAL DATA

  The response to this Item is incorporated by reference to the information under the caption "Five-Year Financial Summary" of Motorola's Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The response to this Item is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the attachment to Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this Item is incorporated by reference to the information under the captions "Management's Responsibility For Financial Statements," "Independent Auditors' Report," "Statements of Consolidated Earnings," "Statements of Consolidated Stockholders' Equity," "Consolidated Balance Sheets," "Statements of Consolidated Cash Flows," "Supplemental Cash Flow Information," "Notes to Consolidated Financial Statements," "Quarterly and Other Financial Data" and "Five Year Financial Summary" of Motorola's Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this Item required by Item 401 of Regulation S-K, with respect to directors, is incorporated by reference to the information under the caption "Nominees" on pages 1 through 5 of Motorola's Proxy Statement for the 1997 annual meeting of stockholders and with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant". The response to this Item required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 11: EXECUTIVE COMPENSATION

  The response to this Item is incorporated by reference to the information under the caption "Director Compensation" on pages 6 and 7 of Motorola's Proxy Statement for the 1997 annual meeting of stockholders and "Summary Compensation Table," "Stock Option Grants in 1996," "Aggregated Option Exercises in 1996 and 1996 Year-End Option Values," "Long-Term Incentive Plans--Awards in 1996," "Pension and Supplementary Retirement Plans," and "Termination of Employment and Change in Control Arrangements" on pages 9-11 of Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this Item is incorporated by reference to the information under the caption "Security Ownership of Management of Motorola" on pages 8 and 9 of Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this Item is incorporated by reference to the information under the caption "Director Compensation" on page 7 of Motorola's Proxy Statement for the 1997 annual meeting of stockholders.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1. Financial Statements

   See Part II, Item 8 hereof.

   2. Financial Statement Schedule and Auditors' Report

    TITLE                                                               SCHEDULE
    -----                                                               --------
    Valuation and Qualifying Accounts..................................    II

   All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto. The auditors' report of KPMG Peat Marwick LLP with respect to the Financial Statement Schedule is located at page 26.

   3. Exhibits

   Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Following is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this form by Item 14(c) hereof:

   Motorola Executive Incentive Plan ("MEIP")
   Motorola Long Range Incentive Plan of 1994
   Share Option Plan of 1982
   Share Option Plan of 1991
   Share Option Plan of 1996
   Motorola Elected Officers Supplementary Retirement Plan
   Executive Health Plan
   Accidental Death and Dismemberment Insurance for MEIP Participants Arrangement for Directors' Fees
   Retirement Plan for Non-Employee Directors
   Deferred Fee Plan for Outside Directors
   Officers' Group Life Insurance Policy
   Consultant Agreement with John F. Mitchell
   Form of Termination Agreement
   Policy Protecting Salary and Medical Benefits
   Insurance Policy for Non-employee Directors
   Motorola, Inc. Non-Employee Directors' Stock Plan

  (b)Reports on Form 8-K.

   Motorola filed no reports on Form 8-K during the last quarter of 1996.

  (c)Exhibits See Item 14(a)3 above.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Motorola, Inc.:

  Under date of January 9, 1997, except for note 9, which is as of March 14, 1997, we reported on the consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1997 proxy statement to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of Motorola's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG Peat Marwick LLP

January 9, 1997
Chicago, Illinois

                                                                     SCHEDULE II

                        MOTOROLA, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN MILLIONS)

        COLUMN A          COLUMN B        COLUMN C         COLUMN D   COLUMN E
        --------         ---------- --------------------- ---------- ----------
                                          ADDITIONS
                                    ---------------------
                         BALANCE AT CHARGED TO CHARGED TO            BALANCE AT
                         BEGINNING   COSTS &     OTHER                 END OF
                         OF PERIOD   EXPENSES   ACCOUNTS  DEDUCTIONS   PERIOD
                         ---------- ---------- ---------- ---------- ----------
1996
  Allowance for doubtful
   accounts.............    $123       $ 42        --        $ 28(1)    $137
  Product and service
   warranties...........    $309       $160        --        $155(2)    $314
  Customer reserves.....    $349       $524        --        $488(3)    $385
1995
  Allowance for doubtful
   accounts.............    $118       $ 45        --        $ 40(1)    $123
  Product and service
   warranties...........    $283       $122        --        $ 96(2)    $309
  Customer reserves.....    $121       $790        --        $562(3)    $349
1994
  Allowance for doubtful
   accounts.............    $ 91       $ 48        --        $ 21(1)    $118
  Product and service
   warranties...........    $166       $195        --        $ 78(2)    $283
  Customer reserves.....    $ 51       $291        --        $221(3)    $121

--------
(1) Uncollectible accounts written off
(2) Warranty claims paid
(3) Customer claims paid/reductions in reserves

                        CONSENT OF INDEPENDENT AUDITORS

The Board of Directors of Motorola, Inc.:

  We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 333-03681, 333-03731 and 333-12817) and Form S-3 (Nos. 33-62911
and 333-11433 ) of Motorola, Inc. and consolidated subsidiaries of our reports dated January 9, 1997, except for note 9, which is as of March 14, 1997, relating to the consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated earnings, stockholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 1996, which reports appear in or are incorporated by reference in the annual report on Form 10-K of Motorola, Inc. for the year ended December 31, 1996.

                                          /s/ KPMG Peat Marwick LLP

March 19, 1997
Chicago, Illinois

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, MOTOROLA, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          MOTOROLA, INC.

                                              /s/ Christopher B. Galvin
                                          By: _________________________________
                                                  Christopher B. Galvin
                                                 Chief Executive Officer
March 14, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF MOTOROLA, INC. AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


   /s/ Christopher B. Galvin         Director and Principal             3/14/97
____________________________________  Executive Officer
       Christopher B. Galvin

     /s/ Carl F. Koenemann           Principal Financial Officer         3/3/97
____________________________________
         Carl F. Koenemann

     /s/ Kenneth J. Johnson          Principal Accounting Officer        3/4/97
____________________________________
         Kenneth J. Johnson

     /s/ H. Laurance Fuller          Director                            3/4/97
____________________________________
         H. Laurance Fuller

      /s/ Robert W. Galvin           Director                           3/14/97
____________________________________
          Robert W. Galvin

     /s/ Robert L. Growney           Director                            3/3/97
____________________________________
         Robert L. Growney

       /s/ Anne P. Jones             Director                            3/4/97
____________________________________
           Anne P. Jones

      /s/ Donald R. Jones            Director                           3/14/97
____________________________________
          Donald R. Jones

       /s/ Judy C. Lewent            Director                            3/3/97
____________________________________
           Judy C. Lewent

      /s/ Walter E. Massey           Director                            3/1/97
____________________________________
          Walter E. Massey

      /s/ John F. Mitchell           Director                            3/1/97
____________________________________
          John F. Mitchell


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Thomas J. Murrin           Director                            3/1/97
____________________________________
          Thomas J. Murrin

    /s/ Nicholas Negroponte          Director                            3/3/97
____________________________________
        Nicholas Negroponte

    /s/ John E. Pepper, Jr.          Director                            3/2/97
____________________________________
        John E. Pepper, Jr.

    /s/ Samuel C. Scott III          Director                            3/1/97
____________________________________
        Samuel C. Scott III

       /s/ Gary L. Tooker            Director                            3/4/97
____________________________________
           Gary L. Tooker

      /s/ William J. Weisz           Director                            3/1/97
____________________________________
          William J. Weisz

      /s/ B. Kenneth West            Director                            3/3/97
____________________________________
          B. Kenneth West

       /s/ John A. White             Director                           3/14/97
____________________________________
           John A. White


                                 EXHIBIT INDEX

     EXHIBIT NO.                            EXHIBIT
     -----------                            -------
      3(i)       Restated Certificate of Incorporation of Motorola, Inc., as
                 amended, including Certificate of Designation, Preferences and Rights for Junior Participating Preferred Stock, Series
                 A (incorporated by reference to Exhibit 3(i)(b) to
                 Motorola's Quarterly Report on Form 10-Q for the fiscal
                 quarter ended April 2, 1994).
      3(ii)      By-Laws of Motorola, Inc., revised as of November 14, 1996.
      4.1        Rights Agreement dated November 9, 1988 (incorporated by
                 reference to Exhibit (1) to Motorola's Registration
                 Statement on Form 8-A dated November 15, 1988).
      4.2        Amendment to Rights Agreement dated August 7, 1990
                 (incorporated by reference to Exhibit 2 to Motorola's Form 8 dated August 9, 1990 amending Motorola's Registration
                 Statement on Form 8-A dated November 15, 1988).
      4.3        Amendment No. 2 on Form 8 dated December 2, 1992 amending
                 Motorola's Registration Statement on Form 8-A dated November
                 15, 1988 (incorporated by reference to Motorola's Form 8
                 dated December 2, 1992).
      4.3(a)     Amendment No. 3 on Form 8-A/A dated February 28, 1994
                 amending Motorola's Registration Statement on Form 8-A dated
                 November 15,1988 (incorporated by reference to Motorola's
                 Amendment No. 3 on Form 8-A/A dated February 28, 1994).
      4.4        LYONs Indenture dated September 1, 1989 (incorporated by
                 reference to Exhibit 4(a) to Motorola's Registration
                 Statement on Form S-3, Registration No. 33-30662).
      4.5        Indenture dated as of March 15, 1985 between Motorola, Inc.
                 and Harris Trust and Savings Bank, as Trustee, and specimen of 8.40% Debentures due August 15, 2031 under the Indenture
                 (incorporated by reference to Exhibits 4(C) and 4(B),
                 respectively, to Motorola's Current Report on Form 8-K dated
                 August 12, 1991).
      4.6        Indenture dated as of October 1, 1991 between Motorola, Inc.
                 and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Motorola's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1991).
      4.7        Specimen of 7.60% Notes due January 1, 2007 (incorporated by reference to Exhibit 4.6 to Motorola's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1991).
      4.8        Specimen of 6 1/2% Notes due March 1, 2008 (incorporated by reference to Exhibit 4(B) to Motorola's Current Report on
                 Form 8-K dated March 1, 1993).
      4.9        LYONs Indenture dated as of September 1, 1993 (incorporated by reference to Exhibit 4(v) to Motorola's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993).
      4.10       Indenture dated as of May 1, 1995 between Motorola, Inc. and
                 Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4(d) to Motorola's Registration
                 Statement on Form S-3, Registration No. 33-56055).
      4.11       Specimen of 7 1/2% Debentures due May 15, 2025 (incorporated by reference to Exhibit 4(B) to Motorola's Current Report on
                 Form 8-K dated May 15, 1995).
      4.12       Specimen of 6$% Debentures due September 1, 2025
                 (incorporated by reference to Exhibit 4.12 to Motorola's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1995).
     10.1        Motorola Executive Incentive Plan, as amended through
                 November 23, 1993, including the Long Range Incentive
                 Program (incorporated by reference to Exhibit 10.1 to
                 Motorola's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1993).
     10.2        Motorola Long Range Incentive Plan of 1994 (incorporated by reference to Exhibit 10.2 to Motorola's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1993).

     EXHIBIT NO.                            EXHIBIT
     -----------                            -------
     10.3        Share Option Plan of 1982, as amended through March 24, 1992
                 (incorporated by reference to Exhibit 10.3 to Motorola's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1990, Exhibit 10.2(a) to Motorola's Annual
                 Report on Form 10-K for the fiscal year ended December 31,
                 1991 and Exhibit 10.3 to Motorola's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1992).
     10.4        Share Option Plan of 1991, as amended through August 7, 1995
                 (incorporated by reference to Exhibit 10.4 to Motorola's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1993 and Exhibit 10.4 to Motorola's Report on
                 Form 10-K for the fiscal year ended December 31, 1995).
     10.5        Resolutions Amending Sections 8 and 10(2) of the Share
                 Option Plan of 1982, and Resolutions Amending Sections 7 and
                 9(b) of the Share Option Plan of 1991, effective August 15,
                 1996.
     10.6        Share Option Plan of 1996, as amended through August 15,
                 1996.
     10.7        Motorola Elected Officers Supplementary Retirement Plan, as
                 amended through February 6, 1995 (incorporated by reference to Exhibit 10.5 to Motorola's Annual Report on Form 10-K for
                 the fiscal year ended December 31, 1994).
     10.8        Executive Health Plan.
     10.9        Accidental death and dismemberment insurance for MEIP
                 participants (incorporated by reference to Exhibit 10.7 to
                 Motorola's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1990).
     10.10       Arrangement for directors' fees and retirement plan for non-
                 employee directors (description incorporated by reference
                 from pages 6 and 7 of Motorola's Proxy Statement for the
                 1997 annual meeting of stockholders).
     10.11       Deferred Fee Plan for Outside Directors, as amended February
                 6, 1996 (incorporated by reference to Exhibit 10.9 to
                 Motorola's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1995).
     10.12       Motorola, Inc. Non-Employee Directors' Stock Plan, as
                 amended August 15, 1996.
     10.13       Officers' Group Life Insurance Policy (incorporated by
                 reference to Exhibit 10.10 to Motorola's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1990).
     10.14       Consultant Agreement dated May 1, 1996 between Motorola,
                 Inc. and John F. Mitchell (incorporated by reference to
                 Exhibit 99 to Motorola's Quarterly Report on Form 10-Q for
                 the quarter ended March 30, 1996).
     10.15       Form of Termination Agreement in respect of a change in
                 control (incorporated by reference to Exhibit 10.15 to
                 Motorola's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1989).
     10.16       Policy protecting salary and medical benefits of employees in the event of an unsolicited change in control
                 (incorporated by reference to Exhibit 10.16 to Motorola's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1990).
     10.17       Insurance policy covering non-employee Directors
                 (incorporated by reference to the description on page 6 of
                 Motorola's Proxy Statement for the 1997 annual meeting of
                 stockholders and to Exhibit 10.16 to Motorola's Annual
                 Report on Form 10-K for the fiscal year ended December 31,
                 1989).

     EXHIBIT NO.                            EXHIBIT
     -----------                            -------
     10.18       Iridium Space System Contract between Motorola, Inc. and
                 Iridium, Inc., as amended to date, and Iridium
                 Communications Systems Operations and Maintenance Contract
                 between Motorola, Inc. and Iridium, Inc., as amended to date
                 (incorporated by reference to Exhibits 99.2 and 99.3,
                 respectively, to Motorola's Current Report on Form 8-K dated
                 August 2, 1993 and Exhibits 99(a) and 99(b), respectively, to Motorola's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994).
     11          Motorola, Inc. and Consolidated Subsidiaries Primary and
                 Fully Diluted Earnings Per Common and Common Equivalent
                 Share.
     21          Subsidiaries of Motorola.
     23          Consent of KPMG Peat Marwick LLP. See page 28 of the Annual
                 Report on Form 10-K of which this Exhibit Index is a part.
     27          Financial Data Schedule (filed only electronically with
                 SEC).