Form 10-Q
period 1997-03-29
MOTOROLA INC
filed 1997-05-13
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ending      March 29, 1997

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

                           Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on March 29, 1997:

               Class                        Number of Shares

      Common Stock; $3 Par Value               594,270,540



              MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                                 INDEX


PART I

     FINANCIAL INFORMATION                                        Page

     Item 1  Financial Statements

             Statements of Consolidated Earnings
             Three-Month Periods ended
             March 29, 1997 and March 30, 1996                      3

             Condensed Consolidated Balance Sheets at
             March 29, 1997 and December 31, 1996                   4

             Statements of Condensed Consolidated Cash Flows
             Three-Month Periods ended
             March 29, 1997 and March 30, 1996                      5

             Notes to Condensed Consolidated Financial
             Statements                                             6

     Item 2  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          8

PART II

     OTHER INFORMATION

     Item 1  Legal Proceedings                                     15

     Item 2  Changes in Securities                                 15

     Item 3  Defaults Upon Senior Securities                       15

     Item 4  Submission of Matters to a Vote of Security Holders   15

     Item 5  Other Information                                     16

     Item 6  Exhibits and Reports on Form 8-K                      16


                      PART I - FINANCIAL INFORMATION
              MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED EARNINGS
                               (UNAUDITED)
                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                Three Months Ended
                                               March 29,    March 30,
                                                 1997          1996

Net sales                                       $ 6,642      $ 6,955

Costs and expenses
  Manufacturing and other costs of sales          4,384        4,718

  Selling, general and
    administrative expenses                       1,162        1,072

  Depreciation expense                              565          523

  Interest expense, net                              32           51

    Total costs and expenses                      6,143        6,364

Earnings before income taxes                        499          591

Income taxes provided on earnings                   174          207

Net earnings                                    $   325      $   384


Net earnings per common and common equivalent share (1)

  Fully diluted:
    Net earnings per common and common
      equivalent share                          $   .53      $   .63

    Average common and common equivalent shares
      outstanding, fully diluted (in millions)    610.8        608.6

Dividends paid per share                        $   .12      $   .10

(1) Average primary common and common equivalent shares outstanding for the three months ended March 29, 1997 and March 30, 1996 were 610.8 million and 608.6 million, respectively. Primary earnings per common and common equivalent share were the same as fully diluted for the first quarters ended March 29, 1997 and March 30, 1996.


See accompanying notes to condensed consolidated financial statements.


                Motorola, Inc. and Consolidated Subsidiaries
                  Condensed Consolidated Balance Sheets
                             (Unaudited)
                            (In millions)


                                               March 29,    December 31,
                                                 1997           1996
  ASSETS
Cash and cash equivalents                   $   1,580      $   1,513

Short-term investments                            267            298
Accounts receivable, less allowance for
  doubtful accounts (1997, $146; 1996, $137)    4,294          4,035

Inventories                                     3,472          3,220

Other current assets                            2,209          2,253

  Total current assets                         11,822         11,319

Property, plant and equipment, less
  accumulated depreciation
  (1997, $10,166; 1996, $9,830)                 9,525          9,768

Other assets (1)                                3,002          2,989

  Total Assets                                $24,349        $24,076


  LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable and current portion of
  long-term debt                              $ 1,469        $ 1,382

Accounts payable                                1,865          2,050

Accrued liabilities                             4,719          4,563

  Total current liabilities                     8,053          7,995

Long-term debt                                  1,908          1,931

Other liabilities  (1)                          2,377          2,355

Stockholders' equity (1)                       12,011         11,795

  Total liabilities and stockholders' equity  $24,349        $24,076

(1) SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires the carrying value of certain investments to be adjusted to their fair value which resulted in the Company recording an increase to stockholders' equity, other assets and deferred taxes of $262 million, $433 million, and $171 million as of March 29, 1997; and of $242 million, $401 million and $159 million as of December 31, 1996.

See accompanying notes to condensed consolidated financial statements.


               MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
             STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                             (UNAUDITED)
                            (IN MILLIONS)

                                                  Three Months Ended
                                                 March 29,    March 30,
                                                   1997         1996

NET CASH PROVIDED BY OPERATIONS                 $   435      $   951


INVESTING

  Payments for property, plant and equipment       (521)        (822)

  Decrease in short-term investments                 31           61

  (Increase) decrease in other investing            108          (75)
    activities

  Net cash used for investing activities           (382)        (836)

FINANCING

  Net increase in commercial paper
    and short-term borrowings                       140           51

  Proceeds from issuance of debt                      1           24

  Repayment of debt                                 (68)         (20)

  Payment of dividends to stockholders              (71)         (59)

  Other financing activities                         12            9

  Net cash provided by financing activities          14            5


Net increase in cash and
  cash equivalents                               $   67      $   120

Cash and cash equivalents, beginning of year    $ 1,513      $   725

Cash and cash equivalents, end of period        $ 1,580      $   845


See accompanying notes to condensed consolidated financial statements.



                MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1.  BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of March 29, 1997, the Statements of Consolidated Earnings for the three-month periods ended March 29, 1997 and March 30, 1996, and the Statements of Condensed Consolidated Cash Flows for the three-month periods ended March 29, 1997 and March 30, 1996 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 29, 1997 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the appendix of the Company's proxy statement for the 1997 Annual Meeting of Stockholders of the Corporation. The results of operations for the three-month period ended March 29, 1997 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

Inventories consist of the following (in millions):
                                            March 29,      Dec. 31,
                                              1997           1996

Finished goods                               $ 888          $ 830
Work in process and production materials     2,584          2,390
   Inventories                             $ 3,472        $ 3,220

3.  INCOME TAXES

The Internal Revenue Service (IRS) has examined the federal income tax returns for Motorola, Inc. through 1987 and has settled the respective returns through 1985. The IRS has completed its field audit of the years 1986 and 1987. In connection with the 1986 and 1987 tax years, the Company settled the return for adjustments agreed to at the field level. Certain adjustments were referred to the Appeals level of the IRS and are expected to result in a net refund. The IRS is currently reviewing the 1988 through 1991 periods and has proposed certain adjustments. In the opinion of the Company's management, the final disposition of these matters, and proposed adjustments from other tax authorities, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

4.  SUPPLEMENTAL CASH FLOWS INFORMATION

Cash payments for income taxes were $195 million during the first quarter of 1997 compared to a net income tax refund totaling $7 million which was recognized during the first quarter of 1996. Cash payments for interest expense (net of amount capitalized) were $59 million and $67 million, for the first three-month periods ended March 29, 1997 and March 30, 1996, respectively.

5.   EARNINGS PER SHARE

The Company has evaluated the proforma effects of the recent accounting pronouncement, SFAS No. 128 "Earnings Per Share" which will be effective for fiscal years ending after December 15, 1997. Based on this evaluation, the proforma effects are not material to the Company's consolidated financial position, liquidity or results of operations.

6.   DISCUSSIONS WITH THE SECURITIES AND EXCHANGE COMMISSION

In July 1995, the Company sold its U.S. 800 megahertz Specialized Mobile Radio business, systems and licenses to Nextel Communications, Inc. for shares of Nextel stock. As reflected in the Company's audited financial statements for 1995, the Nextel transaction was accounted for as an exchange of productive assets with no gain realized in the Company's 1995 Statement of Consolidated Earnings. The Nextel stock was carried at its fair market value with an unrealized gain on the stock reported directly to Stockholders' Equity as part of the Company's holding of marketable securities. As reported in the Company's 1996 Consolidated Financial Statements, the Securities and Exchange Commission (SEC) asserted during 1997 that the Company should have recognized a gain at the time of the transaction by accounting for the transaction at fair value with 1995 income statement recognition. The Company based its original accounting treatment for the exchange of assets for Nextel stock independently from a separate transaction in which Craig McCaw's investor group ("McCaw") entered into agreements with Nextel and Motorola which significantly altered the governance structure of Nextel and limited Motorola's influence over Nextel. Among other factors, the McCaw agreement granted control of Nextel's operations committee to McCaw and the Company agreed to vote in accordance with the decisions of the operating committee except in certain limited circumstances.

After discussions with the SEC, the Company has agreed to restate the 1995 financial statements to reflect the accounting treatment proposed by the SEC and currently is discussing the restatement with the SEC. Other than minor reclassifications to Stockholders' Equity, the restatement does not affect the Consolidated Balance Sheet because the impact of unrealized gains related to the Nextel stock was recorded in Stockholders' Equity during 1995 and 1996. In the restatement, the Company will record a gain of approximately $400 million (net of taxes) in the third quarter of 1995. The Company also will recognize the decline in share price of the Nextel stock between the time of the transaction and December 31, 1995 as a realized loss of approximately $133 million (net of taxes) in the fourth quarter of 1995. As a result, 1995 earnings before income taxes will increase from $2.782 billion to $3.225 billion and 1995 fully diluted net earnings per common and common equivalent share have increased from $2.93 to $3.37.

The Company expects to file this restatement in a Form 10-K/A in the very near future when it concludes its discussions with the SEC.


                MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial condition and results of operations: from Motorola, Inc.'s 1996 Summary Annual Report to Stockholders, the Letter to Stockholders on page 2; and from the Proxy Statement for the 1997 Annual Meeting of Stockholders, Management's Discussion and Analysis of Financial Condition and Results of Operations pages F-1 through F-9, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, pages F-11 through F-25; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending March 29, 1997, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 7.


RESULTS OF OPERATIONS:

Motorola, Inc.("Motorola" or the "Company") reported sales of $6.6 billion in the first quarter of 1997, down 5 percent from $7.0 billion a year earlier. Earnings were $325 million, compared with $384 million in the same period a year earlier. The Company's net margin on sales (net earnings divided by net sales) during the first quarter of 1997 was 4.9 percent compared to 5.5 percent for the year-earlier period. Primary and fully diluted net earnings per common and common equivalent share for the first quarter of 1997 were 53 cents, compared to 63 cents a year earlier. Earnings in the first quarter of 1997 benefited from the favorable settlement of certain patent claims, as well as a gain on the sale of an investment, although these items accounted for less than 10 percent of the pre-tax profits.

The decline in sales in the first quarter of 1997 compared to the year earlier period was largely in the semiconductor business. Orders have improved from fourth quarter 1996, as the business emerged from last year's semiconductor recession.

Gross margin increased to 34.0 percent of sales in the first quarter of 1997 from 32.2 percent of sales during the year-earlier period.
Depreciation expense increased as a percent of sales, while interest expense decreased as a percent of sales.

Cellular Products segment sales increased 4 percent to $2.7 billion.
Orders rose 3 percent and operating profits were higher. The segment includes results of the Cellular Subscriber Sector (CSS), the Cellular Infrastructure Group (CIG) and the Network Management Group. CSS sales increased, led by Europe, the Pan America region, China and the Asia-Pacific region, while they declined in Japan and Korea. Orders for Global System for Mobile Communications (GSM) phones were up significantly, as demand for an entirely new GSM product line has been very strong.
Orders in total declined slightly, as higher orders in Europe, the Asia-Pacific region, the Pan America region and China were offset by lower orders in Japan and Korea.

CIG sales declined in comparison with a very strong first quarter a year ago, when results benefited from the replacement of a competitor's entire system in the Philippines. Higher sales in the Pan America region were offset by lower sales in the Asia-Pacific region, Japan, China and Europe. Orders increased, led by Japan and the Asia-Pacific region, while they declined in China, Europe and the Pan America region. The cellular infrastructure business has been historically characterized by large orders and irregular purchasing patterns, which can cause volatility in quarterly growth rates. Management believes that this characteristic has caused certain regional markets to perform differently than others in the quarter and believes that the long-term outlook for this business continues to be very positive. Two leading cellular operators in Japan selected CIG to provide Code Division Multiple Access (CDMA) cellular infrastructure equipment nationwide. CIG also was selected by a leading cellular operator in the Philippines to deploy CDMA. CIG received orders to provide CDMA Personal Communications Services (PCS) systems in South Korea and the United States.

Semiconductor Products segment sales were down 16 percent to $1.8 billion, and orders declined 5 percent. The segment returned to profitability from an operating loss in the fourth quarter of 1996, although profits were lower than a year ago. Orders increased in the Asia-Pacific region and Europe, but declined in the Americas and Japan. The automotive market segment posted the highest order growth. Distributor orders also improved, while all other end markets had lower orders. Among key product categories, orders increased for analog circuits, discrete and optoelectronic devices, and microcontrollers, while they decreased for microprocessors and memory devices. Motorola acquired Pilkington Microelectronics Ltd., a designer of field programmable gate arrays and opened the Programmable Technology Center in the United Kingdom.

Land Mobile Products segment sales increased 18 percent to $977 million. Orders rose 36 percent and operating profits were higher. Orders for iDEN(TM) Integrated Digital Enhanced Network equipment were up significantly, including more than $200 million from Nextel Communications, Inc. in the U.S. In addition, orders were received for new iDEN systems in Brazil and Korea. Key product orders were received from United Parcel Service for DIAD II (Delivery Information Acquisition Devices) units and from the Polish National Guard and South African Airways for two-way radios. LMPS announced an agreement to acquire the private mobile radio business of Robert Bosch GmbH, Germany, and established the Smartcard Systems Business to serve the global smartcard market as a total solutions provider.

Messaging, Information and Media segment sales declined 7 percent to $924 million, orders rose 1 percent, and operating profits were lower. Orders increased in the Paging and Wireless Data groups, while they declined in the Information Systems and Multimedia groups. The declines in sales and profits were largely attributable to the Paging group, which experienced a significant decline in sales to North American paging operators for the second consecutive quarter. Management believes that these operators continued to reduce inventories in order to improve their financial positions and cash flow. Management also believes that sales by operators to consumers in North America continued to grow. The first commercial deployment of advanced voice paging took place in the Dallas-Fort Worth area over PageNet's VoiceNow(R) network. The system uses Motorola's voice pagers and InFlexion(TM) protocol - based infrastructure. Carriers in Singapore and the Philippines launched services using FLEX(TM) technology, Motorola's high-capacity one-way messaging protocol. India and Korea adopted the FLEX protocol.

Automotive, Energy and Components Sector sales rose 5 percent, orders were 3 percent higher, and operating profits were higher. The Sector's results are reported as part of the "Other Products" segment. The Sector was awarded telematics business by two major automotive manufacturers, one from Europe and one from the U.S. Telematics is the emerging industry encompassing transportation, location and communication technologies to develop such services as vehicle location, route guidance and vehicle emergency messaging. The Sector's flat panel display development team demonstrated monochrome and color displays using Motorola's Field Emission Display technology.

Space and Systems Technology Group sales declined 43 percent and orders were flat. The Group reported a loss compared with a profit in the year-earlier period. The Group's results are reported as part of the "Other Products" segment. Two milestones in the space system contract for the IRIDIUM(R) global communications system were not completed in the quarter. The initial launch of IRIDIUM satellites on a Delta II rocket, originally scheduled for late January 1997, was delayed as a result of a failed Delta II rocket launch unrelated to the IRIDIUM program. The
successful first launch of IRIDIUM satellites occurred on May 5, 1997.   As
previously reported, Iridium LLC will require additional funding, possibly before the end of the second quarter, to continue to make contractual payments to the Company. An agreement in principle has been reached with Iridium LLC to increase the Company's guarantee of Iridium LLC bank financing by an additional $350 million to a new total of $1.1 billion, and Iridium LLC also is pursuing other funding options. There can be no assurances as to the availability to Iridium LLC of these funding options.

Motorola Computer Group sales declined 7 percent and orders were 19 percent lower. The Group's results are reported as part of the "Other Products" segment. The Group recorded a larger operating loss than the year-earlier period. Higher sales and orders in the embedded businesses were offset by the effect of price competition and higher than anticipated distributor inventory levels in the commercial business.

The Company's manufacturing and other costs of sales during the first quarter of 1997 and 1996 were $4.4 billion, 66 percent of net sales, and $4.7 billion, 68 percent of net sales, respectively. This resulted from improved manufacturing performance in the Cellular Subscriber, Land Mobile Products and Automotive, Energy and Components Sectors, and the Cellular Infrastructure Group.

Selling, general and administrative expenses during the first quarter of 1997 were $1.162 billion, or 17 percent of sales from $1.072 billion, or 15 percent of sales a year ago. This increase is partly attributable to the fact that sales declined by 5 percent versus a year ago. The first quarter's result, however, is comparable to the percent of sales for the full year 1996.

To improve financial performance, the Company will continue to pursue its program of implementing cost reductions in businesses which are not achieving adequate profitability, reviewing development programs which have not achieved their objectives, and concentrating resources in technologies and geographic regions where it can establish or continue leadership. This program may result in decisions requiring unusual charges later in 1997.


LIQUIDITY AND CAPITAL RESOURCES:

Inventories at March 29, 1997 increased by 8 percent or $252 million, compared with inventories at December 31, 1996. Inventory turns as of March 29, 1997 were 5.1, compared to 5.3 as of December 31, 1996. This slight decline in inventory turns resulted from inventory increases at the Space and Systems Technology Group and Motorola Computer Group.

Property, plant and equipment, less accumulated depreciation, decreased $243 million since December 31, 1996, and depreciation expense during the first quarter of 1997 increased 8 percent totaling $565 million compared to $523 million for the year-earlier period.

The Company's notes payable and current portion of long-term debt increased to $1.469 billion at March 29, 1997, from $1.382 billion at December 31, 1996, an increase of approximately 6 percent. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity increased slightly to 13.6 percent at March 29, 1997 from 13.4 percent at December 31, 1996. The Company's total domestic and foreign credit facilities aggregated $4.2 billion at March 29, 1997, of which $511 million were used and the remaining amount was not drawn, but was available to back up outstanding commercial paper which totaled $1.0 billion at March 29, 1997.

In April 1997, the Company and Nextel Communications, Inc. ("Nextel") reached agreement on various terms and conditions relating to global purchases of iDEN(TM) equipment to be used in the Nextel National Network in the U.S. and in digital wireless communications networks expected to be constructed and operated by entities affiliated with Nextel's wholly owned subsidiary, McCaw International, Ltd., in Brazil, Argentina, Mexico and the Philippines. In addition, the Company has agreed to provide up to $450 million in additional equipment financing in the U.S.

The Company uses financial instruments to hedge, and therefore attempt to reduce, its overall exposure to the effects of currency fluctuations on cash flows. The Company does not speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure.

The Company's strategy is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. Gains and losses on hedges of existing assets or liabilities are marked to market on a monthly basis. Other gains or losses on financial instruments that do not qualify as hedges are recognized immediately as income or expense.

Currently, the Company primarily hedges firm commitments. Gains and losses on financial instruments which hedge firm future commitments are deferred until such time as the underlying transactions are recognized or immediately when the transaction is no longer expected to occur. The Company expects that there could be hedges of anticipated transactions in the future.

Many of the Company's non-functional currency receivables and payables are denominated in major currencies which can be traded on open markets that are hedged. Some of the Company's exposure is to currencies which are not traded on open markets, such as those in Latin America and China, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and other means, such as component sourcing.

As of March 29, 1997, and March 30, 1996, the Company had net outstanding foreign exchange contracts totaling $1.5 billion and $1.2 billion, respectively. The following schedule shows the five largest foreign exchange hedge positions as of March 29, 1997, and the corresponding positions at March 29, 1997:

Millions of U.S. Dollars
Buy (Sell)                                     March 29,    March 30,
                                                 1997         1996

British Pound Sterling                           (529)        (180)
Japanese Yen                                     (375)        (361)
Italian Lira                                      (94)         (40)
Singapore Dollar                                   88           94
Spanish Peseta                                    (72)        (125)

As of March 29, 1997 and March 30, 1996, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred losses on these forward contracts which hedge designated firm commitments were immaterial at March 29, 1997. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly and the results are recorded in the financial statements.

Motorola's research and development expense was $614 million in the first quarter of 1997, compared with $556 million in the first quarter of 1996. Research and development expenditures for the year ended December 31, 1996 were $2.4 billion. The Company continues to believe that a strong commitment to research and development drives long-term growth. At March 29, 1997, the Company's fixed asset expenditures for the first quarter totaled $521 million, compared with $822 million in the first quarter of 1996. Almost the entire decline is attributable to the semiconductor business. For the full year of 1997, fixed asset expenditures are expected to be flat with the $3.0 billion spent in 1996, although the portion attributable to the semiconductor business may fall to $800 million from $1.4 billion in 1996.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was 8 percent based on the performance of the four preceding fiscal quarters ending March 29, 1997, compared with 14 percent based on the performance of the four preceding fiscal quarters ending March 30, 1996. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.47 at March 29, 1997, slightly higher than 1.42 at December 31, 1996.

Business Risks: Statements that are not historical facts, including statements about (i) the long-term outlook for the cellular infrastructure business; (ii) Iridium LLC's. financing negotiations; (iii) future cost-cutting measures; and (iv) fixed asset expenditures, are forward-looking statements that involve risks and uncertainties. Motorola wishes to caution the reader that the factors below, along with the factors set forth in the Company's 1997 proxy statement in Management's Discussion and Analysis pages F-8 and F-9, and in the Company's other documents filed with the SEC, in some cases have affected, and could affect Motorola's actual results causing results to differ materially from those in any forward-looking statement. These factors include: the acceptance of CDMA technology; the impact of new contracts such as for the sale of CDMA cellular infrastructure equipment in Japan; the success of strategic decisions to improve financial performance; the ability of Motorola to contain costs and the extent of unusual charges incurred in connection with cost-cutting measures; the outcome of the Iridium LLC financing negotiations; the deployment and commercialization of the Iridium system; product development risks, including technological difficulties and commercialization; demand and market acceptance risks for new and existing products, technologies and services, including new cellular phones, paging products, computer products and automobile products, PCS systems, and digital technology; and unexpected fixed asset expenditures.

IRIDIUM(R) is a registered trademark and service mark of Iridium LLC. All other brand names mentioned are registered trademarks of their respective holders, and are herein acknowledged.

VoiceNow(R) is a registered trademark of Paging Network Inc.


INFORMATION BY INDUSTRY SEGMENT (UNAUDITED)

Summarized below are the Company's segment sales as defined by industry segment for the three months ended March 29, 1997 and March 30, 1996:


                                          Segment Sales
(In millions)                      for the three months ended

                                March 29,    March 30,
                                  1997        1996(1)     % Change

Cellular Products                 $2,713       $2,599         4

Semiconductor Products             1,808        2,146       (16)

Land Mobile Products                 977          826        18

Messaging, Information
  and Media Products                 924          990        (7)

Other Products                       876        1,028       (15)

Adjustments & eliminations          (656)        (634)        3

Industry segment totals           $6,642       $6,955        (5)


(1) Information for 1996 has been reclassified to reflect the realignment of various business units. Cellular Products segment includes the Cellular Subscriber Sector, the Cellular Infrastructure Group and the Network Management Group (formerly included in the General Systems segment). Results of the Motorola Computer Group (formerly included in the General Systems segment) are now included in the Other Products segment. The results of Indala Corp., formerly in the Other Products segment, have been moved to the Land Mobile Products segment.



PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

In Kaufman, et al. v. Motorola, Inc. et. al., pending in the U.S. District Court for the Northern District of Illinois, Motorola and several of its directors and officers are named defendants in an action for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. On February 27, 1997, the District Court certified a class consisting of purchasers of Motorola common stock during the period of November 4, 1994 through February 17, 1995.

Motorola is a defendant in several cases arising out of Motorola's manufacture and sale of portable cellular telephones. Verb, et. al. v. Motorola, Inc., et. al., is a purported economic loss class action by purchasers of portable cellular phones against Motorola and seven other corporate defendants. On April 2, 1997, the Illinois Supreme Court denied plaintiff's petition for leave to appeal the 1996 decision of the Illinois Appellate Court affirming the Cook County, Illinois Circuit Court's dismissal of the case.

Ward v. Motorola, Inc. et. al., is a case alleging that brain cancer was caused by or aggravated by the use of a cellular telephone. On March 7, 1997, the Georgia Supreme Court denied plaintiff's petition for certiorari of the Georgia Court of Appeals' ruling that summary judgment should be entered on behalf of Motorola in this case.

See Item 3 of the Company's Form 10-K for the year ended 1996 for additional disclosures regarding pending cases.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition, liquidity or results of operations of Motorola.


Item 2 - Changes in Securities.
Not applicable.


Item 3 - Defaults Upon Senior Securities.
Not applicable.


Item 4 - Submission of Matters to a Vote of Security Holders.
(a) and (c). The Company held its annual meeting of stockholders on May 6, 1997, and the only matter voted on at that meeting was the following:

The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                               BROKER
DIRECTOR                         FOR              WITHHELD    NON-VOTES

H. Laurance Fuller           514,016,199         2,116,104        0
Christopher B. Galvin        513,899,105         2,233,198        0
Robert W. Galvin             513,897,165         2,235,138        0
Robert L. Growney            514,019,938         2,112,365        0
Anne P. Jones                513,954,428         2,177,875        0
Donald R. Jones              513,953,664         2,178,639        0
Judy C. Lewent               513,969,379         2,162,924        0
Walter E. Massey             514,007,999         2,124,304        0
John F. Mitchell             513,915,724         2,216,579        0
Thomas J. Murrin             513,986,303         2,146,000        0
Nicholas Negroponte          513,458,414         2,673,889        0
John E. Pepper, Jr.          514,013,138         2,119,165        0
Samuel C. Scott III          514,006,121         2,126,182        0
Gary L. Tooker               513,977,597         2,154,706        0
B. Kenneth West              514,015,022         2,117,281        0
Dr. John A. White            514,015,974         2,116,329        0


Item 5 - Other Information.
Not applicable.


Item 6 - Exhibits and Reports on Form 8-K.
(a)  Exhibits

     11 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common Equivalent Share.

     27   Financial Data Schedule (filed only electronically with the SEC)

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the first quarter of 1997.



                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MOTOROLA, INC.
                            (Registrant)


Date:  May 13, 1997                  By: /s/ Kenneth J. Johnson
                                     Kenneth J. Johnson
                                     Senior Vice President and Controller
                                     (Chief Accounting Officer and Duly
                                     Authorized Officer of the Registrant)



EXHIBIT INDEX


Number       Description of Exhibits                            Page No.


11           Motorola, Inc. and Consolidated Subsidiaries
             Primary and Fully Diluted Earnings Per
             Common and Common Equivalent Share                    19

27           Financial Data Schedule
             (filed only electronically with the SEC)              --