Form 10-K/A
period 1996-12-31
MOTOROLA INC
filed 1997-05-15
CIK 68505

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-K/A
                               (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______

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

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
                  Title of Each Class                      Which Registered
          ---------------------------------------      ------------------------
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

                                     None
                                 ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X         No
                                  -----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1997 was approximately $39.2 billion (based on closing sale price of $68.375 per share as reported for the New York Stock Exchange-Composite Transactions).

     The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 1997 was 593,866,999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          Document                         Location in Form 10-K
                          --------                         ---------------------


================================================================================

                              LIST OF ITEMS AMENDED
                              ---------------------

Item                                                               Page
----                                                               ----
                                    Part II

6.   Selected Financial Data.........................................1

7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations Financial Review......................1

8.   Financial Statements and Supplementary Data.....................16

                                    Part IV

14.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K.............................................44

     Signatures......................................................45

                              TEXT OF AMENDMENTS
                              ------------------

Explanatory Note:

     Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

     The purpose of the amendment is to restate the Company's 1995 historical financial statements and to make resulting reclassifications to the 1996 financial statements that were incorporated by reference into the Company's 1996 Form 10-K originally filed on March 25, 1997 (the "Original Filing").

     In July 1995, the Company sold its U.S. 800 megahertz Specialized Mobile Radio business, systems and licenses to Nextel Communications, Inc. for shares of Nextel stock. As reflected in the Company's audited financial statements for 1995, the Nextel transaction was accounted for as an exchange of productive assets with no gain realized in the Company's 1995 Statement of Consolidated Earnings. The Nextel stock was carried at its fair market value with an unrealized gain on the stock reported directly to Stockholders' Equity as part of the Company's holding of marketable securities. As reported in the Company's 1996 Consolidated Financial Statements, the Securities and Exchange Commission
(SEC) asserted during 1997 that the Company should have recognized a gain at the time of the transaction by accounting for the transaction at fair value with 1995 income statement recognition. The Company and its auditors believed that the original treatment was appropriate in the circumstances. The Company based its original accounting treatment for the exchange of assets for Nextel stock independently from a separate transaction in which Craig McCaw's investor group ("McCaw") entered into agreements with Nextel and Motorola which significantly altered the governance structure of Nextel and limited Motorola's influence over Nextel. Among other factors, the McCaw agreements granted control of Nextel's operations committee to McCaw and the Company agreed to vote in accordance with the decisions of the operating committee except in certain limited circumstances.

After discussions with the SEC, the Company agreed to base the accounting on the fact that its Nextel holdings subsequent to the McCaw investment do not qualify for the equity method of accounting and therefore fair value accounting rather than carryover basis accounting for purposes of the 1995 income statement treatment is appropriate. Therefore, the Company has agreed to restate the 1995 financial statements to reflect the accounting treatment proposed by the SEC. Other than minor reclassifications to Stockholders' Equity and Other Assets, the restatement does not affect the Consolidated Balance Sheet because the impact of unrealized gains related to the Nextel stock was recorded in Stockholders' Equity during 1995 and 1996, nor does it affect the tax treatment of the transaction. In this restatement, the Company has recorded a gain of approximately $400 million (net of taxes) in the third quarter of 1995. The Company also recognized the decline in share price of the Nextel stock between the time of the transaction and December 31, 1995 as a realized loss of approximately $133 million (net of taxes) in the fourth quarter of 1995. As a result, 1995 earnings before income taxes have increased from $2.782 billion to $3.225 billion and 1995 fully diluted net earnings per common and common equivalent share have increased from $2.93 to $3.37.

     Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

                                    PART II


Item 6: Selected Financial Data

     The response to this Item is incorporated by reference to the information under the caption "Five-Year Financial Summary" of Motorola's Consolidated Financial Statements contained in Item 8 on page 46 of this report, which is incorporated by reference herein, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This commentary should be read in conjunction with the Consolidated Financial Statements and Notes, presented in Item 8 of this report, for a full understanding of Motorola's financial position and results of operations.

MOTOROLA, INC.

1996 COMPARED WITH 1995

     Sales increased 3% to $28.0 billion from $27.0 billion in 1995. International market sales, as measured by the locale of the end customer after internal Motorola sales eliminations, represented 58% of total sales in 1996, compared with 59% in 1995. The highest regional growth rates were achieved in Latin America and the United States while declines occurred in the Japan, Europe, Asia Pacific and China markets. The Company believes the global economic outlook is healthy, especially in emerging markets such as Latin America and Asia. The Company also expects to see balanced growth in the developed world.

     At the end of 1996, the Semiconductor Products segment began to experience an improved pattern of orders and sales versus the rest of 1996 as the worldwide semiconductor industry entered a cyclical rebound. However, improved year-over-year financial results may not be evident until later in 1997. Many of the factors that affected certain Company businesses should continue to have an adverse impact early in 1997. During 1997, the Company plans to continue investing in programs that create platforms for future growth, such as IRIDIUM(R) and flat-panel displays, as well as in Motorola core technology businesses. It is expected that, as these new products enter the Company's revenue base, profit margins will be relatively lower until markets mature and manufacturing economies of scale develop to reduce unit costs.

     Segment operating profits were $2.3 billion in 1996 compared with $3.2 billion in 1995. The main factor contributing to the decline in earnings and slowdown in sales growth in 1996 was the recession in the semiconductor industry. Other factors included product deficiencies in certain segments of the cellular telephone and modem businesses, slower sales in the U.S. paging business in the fourth quarter, and their impact on related component products such as rechargeable batteries.

     In addition, restructuring costs and unusual charges, related to various asset writedowns and strategic decisions to end certain technology development programs that no longer offered the growth potential to justify further investment, resulted in a combined negative impact to pre-tax earnings of more than $150 million in the fourth quarter. These actions created a reinvigorated process to discontinue those development programs that have not lived up to their promise, while further reducing costs in existing businesses that are not achieving adequate profitability, and refocusing investments where Motorola possesses, or is cultivating leadership core competencies.

     Net earnings in 1996 were $1.15 billion, or $1.90 per fully diluted common and common equivalent share, compared with $2.05 billion in 1995, or $3.37 per fully diluted common and common equivalent share. Included in the 1995 results is a one-time gain on the sale of 800 megahertz Specialized Mobile Radio business, systems and licenses in the U.S. to Nextel Communications, Inc. for shares of Nextel stock as described in Note 9, "Restatement of Financial Statements" of the Consolidated Financial Statements and Notes contained in Item 8 hereof. Excluding the one-time effect, 1995 net earnings and related earnings per fully diluted common and common equivalent share were $1.78 billion and $2.93 respectively. Net margin on sales was 4.1%, compared with 7.6% during 1995. Excluding the one-time effect, 1995 net margin on sales was 6.6%.

     Motorola's selling, general and administrative expenses were 17% of sales both in 1996 at $4.7 billion and 1995 at $4.6 billion. By comparison to 1995, the difference in dollars resulted from increases in normal operating expenses and the restructuring and unusual charges mentioned earlier. These increases were largely offset by lower incentive compensation payments to employees that resulted from the decrease in Company profits.

     Depreciation expense increased 20% for 1996 compared with 1995 due to increased depreciation associated with new semiconductor manufacturing capacity added primarily in 1995 and early 1996. Depreciation expense is expected to increase in 1997, but at a slower rate than in 1996. This reflects the reduction in fixed asset expenditures in 1996. Fixed asset expenditures for 1996 were $3.0 billion, compared with $4.2 billion in 1995. This decrease resulted primarily from selective deferral of manufacturing capacity expansion, primarily in the Semiconductor Products segment. Fixed asset expenditures for 1997 are expected to be flat.

     The effective tax rate for 1996 of 35% compared favorably to the 1995 and 1994 rate of 36%. The Company currently expects an effective tax rate of 35% during 1997.

     As of January 1, 1997, the Company adopted Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities" and Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SOP 96-1 provides authoritative guidance on specific accounting issues that are present in the recognition, measurement, display, and disclosure of environmental cleanup liabilities. Statement No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of these accounting standards on the Company's financial position and results of operations is not expected to be material.

     In recent years, a large portion of the Company's net sales, operating profits and growth have come from its international operations. As a result, future Company business activities and financial results could be significantly affected by the stability and policies of non-U.S. governments, particularly as they relate to prevailing social and economic conditions, inflation rates, monetary fluctuations, balance of payments, non-U.S. exchange rates or trade restrictions and prohibitions.

1995 COMPARED WITH 1994

     Sales increased 22% to $27.0 billion from $22.2 billion in 1994. International market sales, as measured by the locale of the end customer after internal Motorola sales eliminations, represented 59% of total sales in 1995, compared with 53% in 1994. The highest regional growth rates were achieved in China, Asia-Pacific, Europe, Japan, and Latin America.

     Segment operating profits were $3.2 billion in 1995 compared with $2.9 billion in 1994. During 1995, the Company's results were principally influenced by three trends: increasing worldwide price competition in the Company's wireless communications businesses; a moderating growth rate in the United States cellular subscriber base and, to a lesser extent, in Europe; and costs and inefficiencies resulting from the Company's addition of major elements of new manufacturing capacity in its semiconductor business.

     Motorola's selling, general and administrative expenses during 1995 were $4.6 billion or 17% of sales, compared with $4.4 billion or 20% of sales in 1994. By comparison with 1994, expenses during 1995 included a significantly lower level of costs resulting from the Company's ongoing evaluation of its operations, organizational structure and asset valuations.

     Net earnings in 1995 were $2.05 billion, or $3.37 per fully diluted common and common equivalent share, compared with $1.56 billion in 1994, or $2.65 per fully diluted common and common equivalent share. Included in the 1995 results is a one-time gain on the sale of 800 megahertz Specialized Mobile Radio business, systems and licenses in the U.S. to Nextel Communications, Inc. as described in Note 9, "Restatement of Financial Statements" of the Consolidated Financial Statements and Notes contained in Item 8 hereof. Excluding the one-time effect, 1995 net earnings and related earnings per fully diluted common and common equivalent share were $1.78 billion and $2.93 respectively. Net margin on sales was 7.6%, compared with 7.0% during 1994. Excluding the one-time effect, 1995 net margin on sales was 6.6%.

MOTOROLA, INC. SEGMENTS

     The following commentary should be read in conjunction with the 1996 financial results of each reporting segment as detailed in Note 7, "Information by Industry Segment and Geographic Region" of the Consolidated Financial Statements and Notes in this Proxy Statement.

GENERAL SYSTEMS PRODUCTS

     The General Systems Products segment primarily designs, manufactures, distributes, installs, and services cellular infrastructure equipment and cellular telephone subscriber units. The Motorola Computer Group, within this segment, develops, manufactures, sells, and services multi-function computer systems and board level products, together with operating systems and system enablers.

     Segment sales advanced 6% to $11.3 billion, orders rose 15% and segment operating profits were lower. Sales increased over 1995 due to increased unit volume, partially offset by declining sales prices, competitive pressures, and product deficiencies in certain market segments. Overall, sales also were affected by a slowing growth rate in the cellular subscriber base in the United States.

     For 1996, the Cellular Subscriber Sector (CSS), formerly the Cellular Subscriber Group, sales were slightly lower but orders were higher. The Company began to see signs of improvement in the cellular phone business during the third and fourth quarters of 1996 primarily from the introduction of leadership digital phone products. Total unit volume shipments of the Global System for Mobile Communications (GSM) phone category rose steadily throughout each quarter in 1996.

     Throughout 1996, CSS debuted a variety of new and innovative wireless communications products. In January, CSS unveiled the StarTAC(TM) Wearable Cellular Telephone, the world's smallest and lightest Advanced Mobile Phone System (AMPS) cellular phone commercially available. Shortly after, an Extended Total Access Communication System (ETACS) version of the StarTAC phone was announced. Mid-year, CSS announced its StarTAC(TM) 6000 Cellular Telephone, a mid-tier featured and lower priced addition to its AMPS wearable phone family. Later in the year, CSS followed with an announcement of its GSM StarTAC digital cellular telephone, the world's lightest and smallest phone for GSM networks.

     Other product announcements included the first GSM cellular phone to provide Chinese character short messaging and the commercial availability of the Personal Phone Series(R) 2 cellular phone that can also be used as a cordless phone at home or at work. The latest version of the Easy Mobile Office data product debuted, which includes the MicroTAC(R) International 8700 GSM phone and the CELLect(TM) 2 PC (personal computer) card offering throughput of up to 36,000 bits per second. Using the Easy Mobile Office data solution, the phone may be conveniently connected to a user's laptop computer to send fax, data and e-mail messages.

     Additional highlights included: commercial availability of the MicroTAC(R) SC-720 phone for Code Division Multiple Access (CDMA) networks. Also announced was the Micro Digital M75(TM) phone, the lightest phone available for Time Division Multiple Access (TDMA) networks in North America. This dual-mode phone supports short message services, a pager-like feature with a scrolling display, and can be used on TDMA digital systems or AMPS analog systems. CSS also announced development of a GSM cellular phone which enables consumers to send and receive cellular telephone calls and faxes, and e-mail messages and to access the Internet, all in a single, integrated unit.

     The MicroTAC Select(TM) 3000 phone, a new addition to Motorola's GSM digital product portfolio for the 1.9 gigahertz U.S. Personal Communication Service (PCS) market was unveiled in the third quarter.

     The segment's Cellular Infrastructure Group (CIG) sales and orders were higher. In 1997, CIG will become part of the newly formed Cellular Networks and Space Sector. CIG sales and profit performance include large system orders which increase the potential for volatility in the timing of revenue, profit and order recognition during any particular period. Customers are looking to equipment vendors as one additional source of funding, and in some cases CIG is furnishing or guaranteeing some financing for customers.

     CIG established itself as a leader in CDMA technology by deploying CDMA networks in Hong Kong and 14 other markets. Motorola became the first company to incorporate short message service in its CDMA digital networks and was the first to win a CDMA PCS contract internationally. CIG also deployed WiLL(R) systems in over 10 countries including Hungary where CIG has provided the capacity to support more than 100,000 subscribers on wireless local loop systems.

     The Motorola Computer Group (MCG) sales and orders increased over the prior year. Growth was attributed to continuing strength in the Group's Embedded Computing Businesses and the successful launch of the StarMax(TM) line of Mac-compatible desktop computers using PowerPC(R) 603e and 604e microprocessors compatible with the Mac OS(R) operating system. MCG reached an agreement with Apple Computer, Inc. to license the Mac OS(R) operating system. The agreement allows the group to sub-license the Mac OS software with its motherboards and private-label systems to the original-equipment manufacturing marketplace. Motorola began selling PowerPC Platform desktop systems based on Mac OS software, and used its joint venture with Panda Electronics Group to distribute systems compatible with Mac OS systems in China. The group also introduced a new generation of VME (Versa Module Eurobus) processor boards that use the PowerPC 603 and PowerPC 604 microprocessors. During December 1996, MCG also announced a shift in their product directions away from supporting Microsoft(R)'s Windows NT(TM) operating system on PowerPC, beginning with Windows NT version 5.0.

SEMICONDUCTOR PRODUCTS

     The Semiconductor Products segment designs, manufactures and distributes a broad line of discrete semiconductors and integrated circuits, including microprocessors, RF (radio frequency) devices, microcontrollers, digital signal processors, memories and sensors.

     Segment sales declined 8% to $7.9 billion, orders were down 22% and segment operating profits were lower primarily due to a recession in the semiconductor industry. Excess supply of semiconductors caused by lower demand and increased capacity drove average selling prices down in 1996. All businesses experienced declining prices, with DRAMs (dynamic random access memory) being the most severely impacted.

     The segment's device portfolio includes integrated circuits and discrete products, with a 1996 sales mix of 30% logic and analog, 28% microcontrollers, 18% discretes, 13% microprocessors and 11% memories. The end market sales mix in 1996 was 33% to communications, 17% to automotive, 16% to industrial, 13% to personal computer/workstation, 11% to consumer electronics and 10% to computer (other than PC) and computer peripheral segments. The geographic sales mix in 1996 was 49% to the Pan-American region, 24% to the European region, 18% to the Asia-Pacific region and 9% to Japan. Motorola internal business units consumed 20% of the segment's product output in 1996.

     During 1996, the business groups results within the segment were as follows: the Microcontroller Technologies Group experienced higher sales and lower orders; the Logic and Analog Technologies Group, the Communications, Power and Signal Technologies Group, the Communications and Advanced Consumer Technology Group and the Microprocessor and Memory Technologies Group all experienced lower sales and orders.

     The Company believes that the semiconductor industry may have reached the bottom of this recessionary cycle as semiconductor products began to experience a sequential quarterly increase in orders and sales during the fourth quarter versus the third quarter of 1996. Year-to-year industry order growth and revenue growth comparisons are likely to remain negative during the first half of 1997. Although the rates of decline should lessen, this is expected to continue to place pressure on Motorola semiconductor profitability, as the backlog has decreased significantly from a year ago. Even when order and revenue growth begin to increase on a year-to-year basis, it is expected that significant underutilized capacity within the industry will remain. As a result, the Company does not expect any major improvement in average selling prices in 1997. This translates into an expectation of a modest recovery for both the industry and Motorola's semiconductor business in 1997. Given those expectations, a return to a double-digit operating margin for the full year of 1997 for the Semiconductor Products segment does not appear to be achievable.

     The Semiconductor Products segment implemented a range of cost reduction and containment actions throughout 1996 to address the market slowdown. These actions included halting building expansion and new construction as well as reducing manufacturing equipment purchases, headcount, work schedules and manufacturing run rates. The segment phased down pilot production at the COM 1 start up facility in Phoenix and on one of the wafer production lines in East Kilbride, Scotland. Construction was postponed for the CMOS (Complementary Metal Oxide Semiconductor) wafer fabrication facility announced in 1995 for Richmond, Virginia.

     The segment continues to make strategic investments, although at decreasing levels, in new capacity and advanced technologies to meet the projected long-term demand for semiconductors on a global scale. The segment believes that these investments are setting the stage for its long-term growth. Construction continues on the MOS 17 SMARTMOS(TM) facility in Tianjin, China. The segment also is gradually increasing production at an expansion at MOS 9 in East Kilbride, Scotland, for MOS (Metal Oxide Semiconductor) digital-analog and high performance microprocessor (MPU) products. Motorola and Siemens entered into an agreement to construct and operate a jointly owned facility in Richmond, Virginia to manufacture next generation 64-megabit DRAMs. First production is expected in mid-1998.

     In 1996, the segment successfully used PowerPC(R) MPUs as the technology drivers for high performance computing applications, leveraging PowerPC and other core architectures to develop an array of embedded processors that address a wide variety of price/performance points and end uses. Eight new PowerPC chips were introduced, including the industry's highest performance MPUs for the volume desktop and portable computing markets, with Power PC 603e and 604e chips at speeds of 240 megahertz (MHz). Numerous design-ins for embedded applications of PowerPC cores included the communications, high-speed data internetworking and digital consumer/multimedia markets. A PowerPC-based MPC801 chip will power Mitsubishi's DiamondWeb(TM) Internet TV. Bay Networks chose the MPC860 PowerQUICC(TM) chip for its next generation fast ethernet network management modules. Diba Inc. will use the MPC860 family to power information appliances, and Samsung chose it to power Internet televisions for Korean, Japanese and U.S. consumers. Telecom applications announced for the MPC860 family include asynchronous transfer mode (ATM) line cards, integrated services digital network
(ISDN) protocol terminators, smart Ethernet hubs, and T1 and E1 line card controllers.

     For wired communication networks, the segment announced Motorola's selection to provide a new cell processor to Newbridge Network Corporation for ATM switches, and debuted a single-chip ISDN transceiver for European markets. Motorola also introduced an Asymmetric Digital Subscriber Line (ADSL) transceiver that enables end users to use existing copper phone lines to access data 600 times faster than today's analog modems. New RF products included submicron bipolar technology for personal communication system base stations, and many new devices for cable television applications, such as optical fiber systems and amplifiers.

     The ColdFire(TM) variable-length RISC (Reduced Instruction Set Computer) architecture also is contributing to the segment's focus on high-growth technologies for a variety of growing market segments. New ColdFire chips were introduced for high volume, cost-sensitive uses such as data storage, imaging, digital video disks, interactive cable set-top boxes and satellite systems. For imaging customers, the segment formed a strategic alliance with Peerless Systems Corporation to allow Motorola to integrate ColdFire microprocessors with Peerless imaging technology.

     Shipments of nearly one-half billion 68HCO5 MCUs (microcontroller units) in 1996 helped Motorola remain the world's leading MCU supplier. The segment continued to expand its 8-, 16-, 32- and 64-bit portfolios. Introductions included a new family of 16-bit, high performance, low voltage MCUs and an erasable, programmable read-only-memory (ROM) capability on a one-time-programmable (OTP) 8-bit device for use in low-cost number storage and keyboard interrupt applications. In the digital signal processor (DSP) arena, the segment announced a new DSP architecture targeted for low-cost markets.

     Smartcards also are a growing market for semiconductors, with applications ranging from financial (electronic purse), personal identification (health cards), communication (cellular phone access) and transportation (toll payment for public transportation). As a leading supplier of MCUs for smartcards, the segment unveiled new "fast crypto" chips that combine industry leading encryption speed and high levels of data security. The segment also announced the development of the first smart microcontroller that allows full implementation of both contact and contactless applications.

     New products introduced in the fast static random access memories (FSRAMs) included four pipelined modules designed for level two (L2) cache applications in desktop systems using Intel Corp.'s Pentium(R) MPUs, two products for digital signal processor applications, and new high-performance BurstRAM(TM) chips for workstation, server, personal computing, high-speed networking and multimedia. A highlight for environmental and industrial applications was availability of the segment's first chemical sensor family. The carbon monoxide detection sensor was debuted in October and was the first silicon-based chemical sensor on the market.

     The segment addressed energy-management opportunities and lowpower challenges in various market segments with a variety of power products. These included introduction of the VersaPower(TM) family of hybrid power modules for use in motor drives, and PowerLux(TM) insulated gate bipolar transistors (IGBTs) for use in compact fluorescent lamp converters. The segment also continued to be the world's number 1 semiconductor supplier to global automotive manufacturers and announced the TouCAN(TM) series of MCUs for integrated Controller Area Network (CAN) capabilities.

LAND MOBILE PRODUCTS

     The Land Mobile Products segment is primarily comprised of the following business groups: Radio Network Solutions, Radio Products, iDEN(TM), or Integrated Digital Enhanced Network, and Radio Parts and Services. The segment designs, manufactures and distributes analog and digital two-way radio and enhanced communication products and systems for applications worldwide, from on-site to wide area communications.

     Segment sales rose 11% to $4.0 billion and operating profits were higher. Orders increased 16% and were higher for both the segment's traditional analog products and its newer digital systems products. Orders for iDEN equipment were up significantly as more than 250,000 subscribers were added to iDEN systems around the world during 1996. In the segment's other businesses, demand was greater for both large advanced systems and analog portable and mobile two-way radios.

     The segment experiences worldwide competition for its products including factors such as price, product features, product performance, product quality, delivery, service, and systems quality and availability. Land Mobile Products segment sales and profit performance include large system orders which increase the potential for volatility in the timing of revenue, profit and order recognition during any particular period. Customers are looking to equipment vendors as one additional source of funding, and in some cases LMPS is furnishing or guaranteeing some financing for customers.

     During 1996, the Radio Network Solutions Group (RNSG) experienced increased sales and orders. RNSG introduced its first conventional two-way radio system compliant with the Project 25 U.S. digital standard in 1996. The system will be configured for single site or wide area, and simulcast or voting systems. Also during 1996, on the Channel Island of Jersey in the United Kingdom, Motorola initiated the world's first trial of radio communications equipment compliant with the new Trans European Trunked Radio (TETRA) Standard. RNSG announced its line of

TETRA products with the Dimetra(TM) system family and was awarded the first contract for TETRA equipment for the new Gardermoen Airport in Oslo, Norway.

     The LTS 2000(TM) portable and LCS 2000(TM) mobile two-way radios were introduced for SMARTNET(TM) II trunking systems. These new radios provide a variety of customers, including construction, utilities and public safety, with advanced trunking features. The new VRM600(TM) mobile packet radio modem contains both a data modem and radio in a compact package and provides the wireless connection between in-vehicle data terminals and an organization's host computer. The new XTS3000(TM) portable offers more functions and features in a more compact design than the prior generation. Featuring a full alphanumeric keypad, the XTS3000 portable operates in conventional, SMARTNET(TM), SECURNET(R) and SmartZone(R) communication networks.

     The new COMTEGRA(R) console also was introduced to provide customers in many market segments the ability to control communications functions such as two-way radio, paging and telephone from a compact work station.

     In 1996, the Radio Products Group (RPG) experienced higher sales and orders. RPG announced the low-power Talk-About(TM) portable two-way radio for consumer markets in the U.S. It operates on channels in the Family Radio Service, which does not require users to obtain a license.

     New portable and mobile two-way radios meeting the market-specific requirements for different regions of the world were introduced for on-site and wide-area industrial, government and commercial applications. For European countries, the GP600 portable and GM600 mobile were introduced for use on shared trunking systems and the GP900 and 1200 series of portables meet more stringent industrial and government market specifications and requirements. The GTX(TM) portable was designed for use on shared trunking systems in the U.S. and Latin America.

     The HandiCom portable for European markets and the Pacer(TM) portable for Asian markets were designed to meet the unit-to-unit and on-site needs of small business users and operate on specially designated frequencies with simplified licensing. Other new products included the GP350(TM) and GM350 portable and mobile series for U.S. and European markets and the GP68 portable for Asian markets.

     For 1996, iDEN sales and orders increased significantly. Nextel Communications, Inc. placed orders for more than $500 million of iDEN infrastructure and subscriber equipment as a part of the continued rollout of its U.S. network. Major orders for a new iDEN system were received from Movilink in Colombia and from Infocom, a wireless system operator in the Philippines. Southern Communications in the U.S., Clearnet Communications, Inc. in Canada, and Movicom in Argentina launched service in 1996 and have placed system expansion orders. IDEN service in Japan was expanded to include the Tokai region in addition to Tokyo and Osaka and the iDEN system in Israel also was expanded. Singapore Technologies launched commercial service on their iDEN system and construction commenced on the first iDEN system in Fujian, China.

     Motorola introduced an optional software enhancement to its iDEN technology. Known as "iDEN 3 to l," it provides premium audio quality for telephone interconnect communications. Several new iDEN radios also were introduced during the year. The i370 pocket size portable integrates the instant conferencing and wireless intercom of two-way radio communications with telephone interconnect and alphanumeric paging. The r370 portable, designed to withstand extreme environmental conditions, such as blowing rain, humidity, dust, shock and vibration, integrates the same communications services as the i370 pocket phone. The i280 portable is a compact, flip handset that integrates full-duplex telephone interconnect and alphanumeric paging service.

     For the Radio Parts and Services Group, sales declined slightly from 1995. The decline was attributed to the sale of Motorola-owned service shops.

MESSAGING, INFORMATION AND MEDIA PRODUCTS

     The Messaging, Information and Media Products segment businesses are primarily comprised of the Messaging Systems Products Group (formerly the Paging Products Group), the Information Systems Group, the Wireless Data Group, and also includes newer businesses such as the Multimedia Group, the Lexicus Division, and the Platform Software Division. The segment designs, manufactures and distributes a variety of messaging products including pagers, paging systems and services, wireless and wireline communication products, and handwriting, voice recognition, and other communications software.

     Segment sales rose 8% to $4.0 billion, orders declined 3%, and operating profits were lower for the year due to pricing pressures in the paging and modem businesses, possible inventory reduction by paging operators, restructuring and unusual charges, and increased investments in new technologies.

     In 1996, the Messaging Systems Products Group (MSPG), which represents a majority of this segment's revenues, experienced slower sales growth and a small decline in orders. The decline in orders was primarily attributable to the Asian markets. For the year in the North American market for paging products, sales growth was strong but orders were lower in the fourth quarter as MSPG believes paging operators reduced inventories in order to improve their financial positions and cash flow. MSPG also believes that sales by operators to consumers in North America during the fourth quarter continued to grow. In the U.S., the percentage of MSPG subscriber products distributed through retail channels continues to increase. For the year, there also was strong growth in pager sales in the South American and European markets. The European markets continued to expand at above-average rates due to consumer services added in both Western and Eastern Europe, particularly in Russia.

     MSPG continues to be successful in its efforts to make the FLEX(TM) family of communication products, which includes FLEX(TM), ReFLEX(TM), and InFLEXion(TM) technologies, the de facto worldwide standard for high-speed messaging technology. More than 110 operators have adopted the FLEX protocol in over 33 countries, and more than 60 FLEX communication systems are in commercial use. ReFLEX(TM) systems provide both data messaging and two-way wireless messaging, while InFLEXion(TM) systems enable one-way voice capability as well as two-way high-speed data transmission. In September, the group also announced the PageWriter(TM) two-way pager. This is the world's first pager with a standard QWERTY-type keyboard, and is based on the Platform Software Division's Memos(TM) open operating system which was designed for wireless messaging devices. Also, the group began shipping the Tenor(TM) advanced voice pager which accepts and stores voice messages and operates like a portable answering machine.

     The segment's Information Systems Group (ISG) revenue increased, driven entirely by unit volume growth. ISG experienced significant pricing pressures in 1996, particularly in the consumer modem market.

     ISG announced the first in a series of software-based communications products, a V.34 data/fax/voice host-base modem that uses a computer's central processing unit to perform modem functions. Also announced was a new Voice Relay(TM) option for the Vanguard(R) 100 Frame Relay Access Device (FRAD). ISG also began shipping the industry's first 33.6 kilobytes-per-second (Kbps) modem/fax/LAN (Local Area Network) PC Card. Additionally, ISG announced the Tidal Wave program for upgrading 28.8 or
33.6 Kbps modems to either 56 Kbps or ISDN (Integrated Services Digital Network) modem technology.

     The Wireless Data Group (WDG) had modest growth in sales and orders versus a year ago as subscriber growth in the wireless data industry also grew at a modest rate in 1996. New product introductions included the Personal Messenger(R) 100C Wireless Modem Card for wide-area communications on the Cellular Digital Packet Data network. In December, WDG announced plans to discontinue sales of its Envoy(R) and Marco(R) personal digital assistants and refocus the technology toward the corporate market.

     The segment's Multimedia Group, formed in early 1995, continues to enter a new marketplace made possible by the development of technology and products that enable hybrid fiber coax networks to expand their capacity to carry telephony and high-speed data traffic for residential and commercial marketplaces. This group is still very much in an early developmental phase and made increasingly greater investments in engineering, selling and general administrative functions than in 1995. The group announced its first major international purchase agreement for CableComm telephony products with Optus Vision of Australia. Motorola also signed contracts to supply the CyberSURFR(TM) cable modems to the top 6 cable operators in the U.S.

     The Lexicus Division is a supplier of handwriting and speech recognition products which enable the input and retrieval of computer information without the use of a keyboard. Lexicus Division products are in the introduction stage. In 1996, the Lexicus Division announced that its QuickPrint(R) handwriting recognition software and CrystalTalk(TM) speech recognition software were ported to the OS-9(R) Real-Time Operating System from Microware Systems Corporation.

OTHER PRODUCTS

     The Other Products segment primarily includes the Automotive, Energy and Components Sector (AECS), formerly the Automotive, Energy and Controls Group, and the Space and Systems Technology Group (SSTG), formerly the Government and Space Technology Group.

AUTOMOTIVE, ENERGY AND COMPONENTS SECTOR

     AECS manufactures and sells products in three major categories: automotive and industrial electronics; energy storage products and systems; and printed circuit boards, and ceramic and quartz electronic components.

     For the year, sector sales declined 5%, orders were 5% lower, and operating profits were lower. Pricing pressures and reduced demand for components and rechargeable batteries for cellular telephones were the primary factors in the Sector's performance versus a year ago.

     Automotive and Industrial Electronics Group (AIEG) sales and orders increased over the prior year. AIEG announced a joint venture with Shanghai Instrumentation Corporation of China. Called Motorola Automotive Electronics Company, it will help to build relationships with current and new automotive customers around the world.

     Milestones during the year for AIEG included production of the group's 200,000th engine controller for Detroit Diesel, and its 10 millionth pressure sensor. AIEG's manufacturing facility in Angers, France received a national quality award from the Mouvement Francais pour la Qualite, the French equivalent of the Malcolm Baldrige National Quality Award.

     The group began full production of Ford Motor Company's Lincoln RESCU(TM) system consisting of an emergency communication system employing sophisticated onboard vehicle electronics. The system is designed to provide improved safety and security for motorists and combines Global Positioning Satellite (GPS) location with voice communication via standard cellular technology to put the driver in touch with a public safety agency or roadside assistance program. In addition, Mercedes-Benz AG announced that it would offer Motorola's emergency messaging and mobile information services in vehicles for the European market.

     The Energy Products Division (EPD) experienced lower sales and orders. EPD introduced the first single-cell lithium ion battery pack, enabling the StarTAC(TM) cellular telephone to be the smallest, lightest cellular phone on the market. EPD also introduced the new Universal Travel Charger, which provides a small portable charging system for the MicroTAC(R) cellular telephone that can be used with all of the various electrical voltages and currents around the world. EPD expanded its notebook computing products with the introduction of the first "smart" computer battery. By enabling full communication between the battery and the notebook computer, the computer can both monitor and control its energy system to achieve maximum performance.

     In the Components Products Group (CPG), sales and orders were lower. CPG shipped new Multilayer Ceramic Integrated Circuit (MCIC) products. The filters enable cellular telephone manufacturers to continue improving the talk time of their products. The group introduced a temperature compensated crystal oscillator with accepted industry standard packaging that provides higher reliability and reduced cost for digital radio applications.

     The Sector established the Flat Panel Display Division which made significant progress in commercializing the next generation flat panel display technology. Engineering 5-inch Field Emission Displays were demonstrated and customer sampling is expected to begin in the second half of 1997.

SPACE AND SYSTEMS TECHNOLOGY GROUP

     The Space and Systems Technology Group (SSTG) is engaged in the design, development and production of advanced electronic communication systems and products for a host of international and domestic commercial and government users. The group changed its name from the Government and Space Technology Group to reflect its emphasis on becoming a premier systems developer and integrator. The group's Satellite Communications Group is developing the IRIDIUM(R) global communications system.

     Group sales for the year rose 20% due to increased sales by the Satellite Communications Group to Iridium LLC, a Delaware limited liability company. Orders were 49% higher than a year ago and operating profits were higher. No orders from Iridium LLC were booked during the fourth quarter, because orders in previous quarters had reached the present total financing available to Iridium LLC. Development of the IRIDIUM global communications system continued on schedule, as Motorola met all contractual milestones during the year.

     At the end of 1996, the Company was a 24% equity owner in Iridium LLC and, during the year, agreed to guarantee up to $750 million of bank financing for a short term credit facility that Iridium LLC is using during the initial technology deployment and regulatory approval phases of the IRIDIUM project. An agreement in principle has been reached with Iridium LLC to increase the Company's guarantee of Iridium LLC bank financing by an additional $350 million to a new total of $1.1 billion.

     Iridium LLC will require additional funding, possibly before the end of the second quarter, to continue to make contractual payments to Motorola and Iridium LLC is currently negotiating to increase its current credit facility.

Iridium LLC also is expected to require other financial support from various sources in order to complete the global communications system, which is expected to take place over the next two years. There can be no assurances as to the outcome of these negotiations. There also can be no assurance that Motorola or any other person will provide funding or financial support. Motorola is the largest investor in Iridium LLC and a failure of Iridium LLC to obtain additional funding would have a material adverse effect on Motorola's investments in Iridium LLC, in several IRIDIUM Gateway companies and in ancillary products. In addition, the Company will have significant contractual and financial obligations remaining under several subcontracts in the event that Iridium LLC is unable to obtain additional funding.

     The start of satellite launches began in May of 1997. Depreciation expense for IRIDIUM satellites, which are expected to be depreciated over five years, began upon first launch and will increase steadily as more of the 66 satellite constellation is placed into orbit. A significant increase in staffing and operating expenses for Iridium LLC also will be necessary in 1997 as the company proceeds toward the start of commercial service in the fourth quarter of 1998. As a result, Iridium LLC's losses are expected to increase by several hundred million dollars in 1997 versus 1996. While these expenses are reported by Iridium LLC, since Motorola is a 24% owner of the company, Motorola must use the equity method of accounting for its investment and record its 24% share of Iridium LLC's losses as a writedown against the investment in Iridium LLC. This writedown is expected to affect Motorola's selling, general and administrative expense.

     The Company has executed three contracts with Iridium LLC for the construction and operation of the global communications system, providing for approximately $6.5 billion in payments to Motorola over a ten-year period which began in 1993. The Company has in turn entered into significant subcontracts for portions of the system, for which it will remain generally obligated even if Iridium LLC is unable to satisfy the terms of the contracts with the Company, including funding.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations reached a record $4.19 billion in 1996 compared with $3.29 billion in 1995 and $2.55 billion in 1994. The increase is primarily due to reductions in accounts receivable and inventory balances. The Company expects cash provided by operations to increase in 1997 but at a slower rate than in 1996.

     The number of weeks that accounts receivable were outstanding was reduced to 6.7 for 1996 from 7.0 for 1995 and 6.8 for 1994. Inventory turns increased to 5.6 in 1996 from 4.7 in 1995.

     The Company's ratio of net debt to net debt plus equity was 13.4% at December 31, 1996 compared with 19.9% in 1995 and 12.1% in 1994. The lower ratio for 1996 reflects improvements of results in receivable weeks outstanding, and a reduction in inventories and fixed asset expenditures.

     The Company and its finance subsidiary have one- and five-year revolving domestic credit agreements with a group of banks for $2 billion. These agreements contain various conditions, covenants and representations. At December 31, 1996, the Company's total U.S. and non-U.S. credit facilities aggregated $4.5 billion, of which $461 million were used and the remaining $4.0 billion were not drawn, but were available to back up outstanding commercial paper which totaled $970 million at December 31, 1996.

     Capital expenditures required to support current and long-term growth decreased to $3.0 billion from $4.2 billion in 1995 primarily because of decisions to halt or delay building expansion and new construction. The 1994 expenditures totaled $3.3 billion. The Semiconductor Products segment continues to comprise the largest portion of fixed asset expenditures, with approximately 50% of all such investments in 1996. The Company's capital expenditures for 1997 are expected to be flat.

     A discussion of the Company's commitments and contingencies is detailed in
Note 6 to the Consolidated Financial Statements and Notes in this Proxy
Statement.

     IRIDIUM(R) is a registered trademark of Iridium LLC. PowerPC(R) is a registered trademark of IBM Corporation. All other brand names mentioned are registered trademarks or trademarks of their respective holders, and are herein acknowledged.

OTHER MATTERS

     Environmental Matters: A discussion of the Company's environmental matters is detailed in Note 6 to the Consolidated Financial Statements and Notes in this Proxy Statement.

     Research and Development: Expenditures increased to $2.39 billion in 1996, up from $2.20 billion in 1995 and $1.86 billion in 1994. Over the past three years, the Company has invested 8% to 9% of every sales dollar in product development and technological advances, and continues to believe that a strong commitment to research and development is required to drive long-term growth.

     Restatement of Financial Statements: In July 1995, the Company sold its U.S. 800 megahertz Specialized Mobile Radio business, systems and licenses to Nextel Communications, Inc. for shares of Nextel stock. As reflected in the Company's audited financial statements for 1995, the Nextel transaction was accounted for as an exchange of productive assets with no gain realized in the Company's 1995 Statement of Consolidated Earnings. The Nextel stock was carried at its fair market value with an unrealized gain on the stock reported directly to Stockholders' Equity as part of the Company's holding of marketable securities. As reported in the Company's 1996 Consolidated Financial Statements, the Securities and Exchange Commission (SEC) asserted during 1997 that the Company should have recognized a gain at the time of the transaction by accounting for the transaction at fair value with 1995 income statement recognition. The Company and its auditors believed that the original treatment was appropriate in the circumstances. The Company based its original accounting treatment for the exchange of assets for Nextel stock independently from a separate transaction in which Craig McCaw's investor group ("McCaw") entered into agreements with Nextel and Motorola which significantly altered the governance structure of Nextel and limited Motorola's influence over Nextel. Among other factors, the McCaw agreements granted control of Nextel's operations committee to McCaw and the Company agreed to vote in accordance with the decisions of the operating committee except in certain limited circumstances.

After discussions with the SEC, the Company agreed to base the accounting on the fact that its Nextel holdings subsequent to the McCaw investment do not qualify for the equity method of accounting and therefore fair value accounting rather than carryover basis accounting for purposes of the 1995 income statement treatment is appropriate. Therefore, the Company has agreed to restate the 1995 financial statements to reflect the accounting treatment proposed by the SEC. Other than minor reclassifications to Stockholders' Equity and Other Assets, the restatement does not affect the Consolidated Balance Sheet because the impact of unrealized gains related to the Nextel stock was recorded in Stockholders' Equity during 1995 and 1996, nor does it affect the tax treatment of the transaction. In this restatement, the Company has recorded a gain of approximately $400 million (net of taxes) in the third quarter of 1995. The Company also recognized the decline in share price of the Nextel stock between the time of the transaction and December 31, 1995 as a realized loss of approximately $133 million (net of taxes) in the fourth quarter of 1995. As a result, 1995 earnings before income taxes have increased from $2.782 billion to $3.225 billion and 1995 fully diluted net earnings per common and common equivalent share have increased from $2.93 to $3.37.

BUSINESS RISK FACTORS

     With the exception of historical facts, the statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations are forward looking statements based on current expectations that involve risks and uncertainties. Forward looking statements in this commentary include, but are not limited to, statements about: (i) the global economic outlook and growth in the developed world; the cyclical rebound in the semiconductor business; the outlook for the communications businesses; investment plans in 1997 and the expected benefit from those investments; 1997 depreciation expenses and fixed asset expenditures; and the impact of certain accounting changes in the section "Motorola, Inc., 1996 Compared With 1995,"
(ii) the impact of large system orders on CIG in the discussion of General Systems Products, (iii) the recessionary cycle in the semiconductor business and 1997 order and revenue growth; underutilized capacity; average selling prices and likelihood of double-digit operating margins in 1997; the competitive impact of alliances between competitors; timing of the first production at the joint venture facility in Richmond, Va. and expected 1997 capital investments, in the Semiconductor Products discussion, (iv) the impact of large system orders in the Land Mobile Products discussion, and (v) Iridium LLC financings and 1997 staffing and operating expenses for Iridium LLC in the Space and Systems Technology discussion.

     Motorola wishes to caution the reader that the following important factors, and those important factors described elsewhere in the commentary, or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) Motorola's actual results and could cause such results to differ materially from those expressed in any forward looking statements made by, or on behalf of, Motorola:

     . The trend towards increasingly large systems contracts for CIG and LMPS infrastructure equipment and the resulting reliance on large customers, the technological risks of such contracts, especially when the contracts involve new technology such as CDMA, and financial risks to Motorola under these contracts, including the difficulty of projecting costs associated with large contracts;

     . Increasing demand for vendor financing of equipment sales particularly for infrastructure equipment sold by CIG, LMPS and MSPG and the ability of these businesses to provide financing on competitive terms with other vendors;

     . Pricing pressure on digital cellular subscriber products and cellular infrastructure equipment and the impact on sales margins for those items;

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

 . The ability of the Company to develop the consumer paging market and success at making the FLEX(TM) family of communication protocols the de facto worldwide standard in high speed messaging technology;

 . The risks related to the IRIDIUM(R) project including: the ability of investors to timely obtain licenses and sign agreements for, and to market, the service, to timely receive and, as appropriate, operate and sell telecommunications equipment and to otherwise timely finance and operate a successful telecommunications business; the successful and timely orbiting of the project's low-earth orbit satellites and the successful and timely operation of such satellites and related ground equipment; the ability of Iridium LLC to raise the significant funds it needs during at least the next few years to continue to make contractual payments to Motorola and to make debt payments and otherwise operate, including raising needed funds in early 1997; the outcome of Motorola's and Iridium LLC's negotiations to increase Iridium LLC's bank financing and Motorola's guarantee; the risks associated with the large IRIDIUM systems contracts and the financial risk to Motorola under those contracts, including the difficulty in projecting costs associated with those contracts; the market acceptance (both on its own and when compared to possible competitors) of what is expected to be the first worldwide global satellite-based communication service and of the related equipment; and the significant technological and other risks associated with the development and commercial operation of the project, including any software and support systems-related risks;

 . The risks related to the Company's significant investment in developing and introducing new products such as two-way and voice paging, CDMA for cellular and PCS systems, wireless local loop, flat panel display products, telephony and high-speed cable products, integrated digital radios and next generation DRAMS and other semiconductor products. Factors include difficulties and delays in the development, production, testing and marketing of products; customer acceptance of products, particularly as the Company's focus on the consumer market increases; and the ability of the Company to differentiate its products;

 . Because more than half of the Company's sales are outside the U.S., the Company's results could be significantly affected by weak economic conditions in countries in which it does significant business and by changes in foreign currency exchange rates affecting those countries;

 . The ability of the Company to predict the impact of new accounting positions and standards, particularly related to future environmental liabilities of the Company;

 . The effect of, and change in, trade, monetary and fiscal policies, laws and regulations, other activities of U.S. and non-U.S. governments, agencies and similar organizations, and social and economic conditions, affecting the Company's operations, including emerging markets in Asia and Latin America and other emerging markets; and

 . The outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights.

Item 8: Financial Statements and Supplementary Data

FINANCIAL HIGHLIGHTS
(In millions, except as noted)      Motorola, Inc. and Consolidated Subsidiaries
--------------------------------------------------------------------------------------------------------------
Years ended December 31                                                                    1996       1995 (4)
--------------------------------------------------------------------------------------------------------------
Net sales                                                                               $27,973    $27,037
Earnings before income taxes                                                              1,775      3,225
% to sales                                                                                  6.3%      11.9%
Net earnings                                                                              1,154      2,048
% to sales                                                                                  4.1%       7.6%
Fully diluted net earnings per common and common equivalent share (in dollars)(1)          1.90       3.37
Research and development expenditures                                                     2,394      2,197
Fixed asset expenditures                                                                  2,973      4,225
Working capital                                                                           3,324      2,717
Current ratio                                                                              1.42       1.35
Return on average invested capital (2)                                                      8.4%      16.7%
Return on average stockholders' equity                                                     10.0%      20.2%
% of net debt to net debt plus equity (3)                                                  13.4%      19.9%
Book value per common share (in dollars)                                                  19.88      18.57
Year-end employment (in thousands)                                                          139        142
--------------------------------------------------------------------------------------------------------------

(1) Primary earnings per common and common equivalent share were the same as fully diluted for the full years ended December 31, 1996 and December 31, 1995.
(2) Average invested capital is defined as stockholders' equity plus long and short-term debt less short-term investments (including those short-term investments categorized as cash equivalents).
(3) Includes short-term investments categorized as cash equivalents.
(4) Amounts have been restated to reflect the gain on the Nextel asset exchange further discussed in Note 9.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
----------------------------------------------------

Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles, applying certain estimates and judgments as required.

Motorola's internal controls are designed to provide reasonable assurance as to the integrity and reliability of the financial statements and to adequately safeguard, verify and maintain accountability of assets. Such controls are based on established written policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties and are monitored through a comprehensive internal audit program. These policies and procedures prescribe that the Company and all its employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.

KPMG Peat Marwick LLP, independent auditors, are retained to audit Motorola's financial statements. Their accompanying report is based on audits conducted in accordance with generally accepted auditing standards, which include the consideration of the Company's internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent non-management Board members. The Audit Committee meets periodically with the independent auditors and with the Company's internal auditors, both privately and with management present, to review accounting, auditing, internal controls and financial reporting matters.

/S/ SIGNATURE                     /S/ SIGNATURE

Christopher B. Galvin             Carl F. Koenemann
Chief Executive Officer           Executive Vice President
                                  and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT
----------------------------

The Board of Directors and Stockholders of Motorola, Inc.:

We have audited the accompanying consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements have been restated as disclosed in note 9. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola, Inc. and consolidated subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

/S/ SIGNATURE

KPMG Peat Marwick LLP
Chicago, Illinois

January 9, 1997, except as to Note 9, which is as of May 9, 1997


STATEMENTS OF CONSOLIDATED EARNINGS
(In millions, except per share amounts)     Motorola, Inc. and Consolidated Subsidiaries
----------------------------------------------------------------------------------------
Years ended December 31                                   1996         1995        1994
----------------------------------------------------------------------------------------
     Net sales                                         $27,973      $27,037     $22,245
     -----------------------------------------------------------------------------------
     Costs and expenses
      Manufacturing and other costs of sales            18,990       17,545      13,760
      Selling, general and administrative expenses       4,715        4,642       4,381
      Depreciation expense                               2,308        1,919       1,525
      Interest expense, net                                185          149         142
----------------------------------------------------------------------------------------
       Total costs and expenses                         26,198       24,255      19,808
----------------------------------------------------------------------------------------
     Net gain on Nextel asset exchange (Note 9)            ---          443         ---
----------------------------------------------------------------------------------------
     Earnings before income taxes (3)                    1,775        3,225       2,437
----------------------------------------------------------------------------------------
     Income taxes provided on earnings (3)                 621        1,177         877
----------------------------------------------------------------------------------------
     Net earnings (3)                                  $ 1,154      $ 2,048     $ 1,560
----------------------------------------------------------------------------------------
     Fully diluted net earnings per common
      and common equivalent share (1,2,3)              $  1.90      $  3.37     $  2.65
----------------------------------------------------------------------------------------
     Fully diluted average common and common
      equivalent shares outstanding (1,2)                609.6        609.8       592.7
----------------------------------------------------------------------------------------

(1) Primary earnings per common and common equivalent share were the same as fully diluted for all years shown, except in 1994 when they were one cent higher than fully diluted. Average primary common and common equivalent shares outstanding for 1996, 1995 and 1994 were 609.0, 609.7 and 591.7, respectively (which includes the dilutive effects of the convertible zero coupon notes and the outstanding stock options.)
(2) Includes adjustments for the 1994 two-for-one stock split effected in the form of a 100 percent stock dividend.
(3) 1995 earnings before income taxes, income taxes provided on earnings, net earnings and the related earnings per fully diluted common and common equivalent share would have been $2,782, $1,001, $1,781, and $2.93, respectively, without the one-time gain on the exchange of 800 megahertz Specialized Mobile Radio business, systems and licenses in the U.S. to Nextel Communications, Inc. for shares of Nextel stock as described in Note 9.


STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(In millions, except per share amounts)                           Motorola, Inc. and Consolidated Subsidiaries
----------------------------------------------------------------------------------------------------------------------------------
                                                                 Common Stock and
                                                           Additional Paid-In Capital (1)               Retained Earnings
----------------------------------------------------------------------------------------------------------------------------------
Years ended December 31                                    1996          1995         1994          1996         1995         1994
----------------------------------------------------------------------------------------------------------------------------------
  Balances at January 1                                  $3,257        $3,138       $1,875        $7,728       $5,917       $4,534
    Net earnings                                              -             -            -         1,154        2,048        1,560
    Conversion of zero coupon notes                           7            23          251             -            -            -
    Stock issuance (2)                                        -             -          973             -            -            -
    Unrealized net gain (loss) on certain investments      (103)           85           (8)            -            -            -
    Stock options exercised and other                        24            11           47             -            -            -
    Dividends declared ($.46 per share
      in 1996, $.40 in 1995
      and $.31 in 1994)                                       -             -            -          (272)        (237)        (177)
  --------------------------------------------------------------------------------------------------------------------------------
  Balances at December 31                                $3,185        $3,257       $3,138        $8,610       $7,728       $5,917
-----------------------------------------------------------------------------------------------------------------------------------

(1) 1994 Stock Split: An amount equal to the par value of the additional shares issued was transferred from additional paid-in capital to common stock due to the two-for-one stock split effected in the form of a 100 percent stock dividend. All references to shares outstanding, dividends and per share amounts during 1994 have been adjusted on a retroactive basis.

(2) During November 1994, the Company completed a public equity offering of 17.1 million shares of common stock.

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

                                                                                     December 31
                                                                                 ------------------
                                                                                    1996     1995
---------------------------------------------------------------------------------------------------
Assets           Current assets
                 Cash and cash equivalents                                       $  1,513  $    725
                 Short-term investments                                               298       350
                 Account receivable, less allowance for doubtful accounts
                   (1996, $137; 1995, $123)                                         4,035     4,081
                 Inventories                                                        3,220     3,528
                 Future income tax benefits                                         1,580     1,222
                 Other current assets                                                 673       604
                 ----------------------------------------------------------------------------------
                   Total current assets                                            11,319    10,510
                 ----------------------------------------------------------------------------------
                 Property, plant and equipment, less accumulated depreciation       9,768     9,356
                   (1996, $9,830; 1995, $8,110)
                 Other assets                                                       2,989     2,872
                 ----------------------------------------------------------------------------------
                   Total assets                                                  $ 24,076  $ 22,738
---------------------------------------------------------------------------------------------------
Liabilities and  Current liabilities
Stockholders'    Notes payable and current portion of long-term debt             $  1,382  $  1,605
Equity           Accounts payable                                                   2,050     2,018
                 Accrued liabilities                                                4,563     4,170
                 ----------------------------------------------------------------------------------
                   Total current liabilities                                        7,995     7,793
                 ----------------------------------------------------------------------------------
                 Long-term debt                                                     1,931     1,949
                 Deferred income taxes                                              1,108       968
                 Other liabilities                                                  1,247     1,043
                 ----------------------------------------------------------------------------------
                 Stockholders' equity
                 Common stock, $3 par value
                   Authorized shares: 1996 and 1995, 1,400
                     Issued and outstanding shares: 1996, 593.4; 1995, 591.4        1,780     1,774
                 Preferred stock, $100 par value issuable in series
                   Authorized shares: 0.5 (none issued)                                --        --
                 Additional paid-in capital                                         1,405     1,483
                 Retained earnings                                                  8,610     7,728
                 ----------------------------------------------------------------------------------
                   Total stockholders' equity                                      11,795    10,985
                 ----------------------------------------------------------------------------------
                   Total liabilities and stockholders' equity                    $ 24,076  $ 22,738
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In millions)                                                  Motorola, Inc. and Consolidated Subsidiaries
-----------------------------------------------------------------------------------------------------------
Years ended December 31                                                           1996       1995      1994
-----------------------------------------------------------------------------------------------------------
Operating  Net earnings                                                        $ 1,154    $ 2,048   $ 1,560
           Add (deduct) non-cash items
             Depreciation                                                        2,308      1,919     1,525
             Deferred income taxes                                                (160)       (55)     (177)
             Amortization of debt discount and issue costs                           8         12        22
           Gain on disposition of investments in affiliated companies              (78)      (111)       (9)
           Non-cash gain on Nextel asset exchange                                   --       (267)       --
           Change in assets and liabilities, net of effects of
             acquisitions and dispositions
               Accounts receivable, net                                            101       (653)     (945)
               Inventories                                                         308       (856)     (806)
               Other current assets                                                (69)      (100)     (328)
               Accounts payable and accrued liabilities                            398      1,172     1,134
               Other assets                                                         14          8       554
               Other liabilities                                                   206        148       (19)
           ------------------------------------------------------------------------------------------------
           Net cash provided by operations                                       4,190      3,265     2,511
-----------------------------------------------------------------------------------------------------------
Investing  Acquisitions and advances to affiliated companies                      (346)      (563)     (894)
           Dispositions of investments in affiliated companies                     119        252        23
           Payments for property, plant and equipment                           (2,973)    (4,225)   (3,320)
           Other changes to property, plant and equipment, net                     242        (11)      183
           (Increase) decrease in short-term investments                            52        (32)       40
           ------------------------------------------------------------------------------------------------
           Net cash used for investing activities                               (2,906)    (4,579)   (3,968)
-----------------------------------------------------------------------------------------------------------
Financing  Net increase (decrease) in commercial paper and short-term
             borrowings less than 90 days                                         (260)       686       517
           Proceeds from issuance of debt                                           55        851        32
           Repayment of debt                                                       (37)       (74)     (190)
           Issuance of common stock                                                  7         71     1,102
           Payment of dividends                                                   (261)      (236)     (149)
           ------------------------------------------------------------------------------------------------
           Net cash provided by (used for) financing activities                   (496)     1,298     1,312
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                           $   788    $   (16)  $  (145)
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                                   $   725    $   741   $   886
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                         $ 1,513    $   725   $   741
-----------------------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION
(In millions)                                                  Motorola, Inc. and Consolidated Subsidiaries
-----------------------------------------------------------------------------------------------------------
Years ended December 31                                                           1996       1995      1994
-----------------------------------------------------------------------------------------------------------
             Non-Cash Activities
           Conversion of zero coupon notes                                     $     7    $    23   $   251
           Unrealized net gain (loss) on certain investments                   $  (103)   $    85   $    (8)
===========================================================================================================

1.   Summary of Significant Accounting Policies
-----------------------------------------------

Consolidation and Investments: The consolidated financial statements include the accounts of the Company and all those majority-owned subsidiaries where the Company has control. The Company's non-controlled investments in entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. Accordingly, the Company's share of the net earnings of these entities is included in consolidated net income. The Company's non-controlled investments in other entities are carried at cost. Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the carrying value of certain cost-based investments to be adjusted to fair value, which resulted in the Company recording a decrease to stockholders' equity, other assets and deferred taxes of $26 million, $43 million and $17 million as of December 31, 1996; and an increase to stockholders' equity, other assets and deferred taxes of $77 million, $128 million and $51 million as of December 31, 1995.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition: The Company uses the percentage-of-completion method to recognize revenues and costs associated with most long-term contracts. For contracts involving certain new technologies, revenues and profits or parts thereof are deferred until technological feasibility is established, customer acceptance is obtained and other contract-specific factors have been completed. For other product sales, revenue is recognized at the time of shipment, and reserves are established for price protection and cooperative marketing programs with distributors.

Inventories: Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (i.e., net realizable value or replacement cost). As of December 31, 1996, contract field inventories (inventory held by the customer for which no sale has yet been recorded) were $222 million.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally using the declining-balance method, based on the estimated useful lives of the assets (buildings and building equipment, 5-50 years; machinery and equipment, 2-12 years).

Foreign Currency Translation: The Company's European and Japanese operations and certain non-consolidated affiliates use the respective local currencies, instead of the U.S. dollar, as the functional currency. For all other operations, the Company uses the U.S. dollar as the functional currency. The effects of translating the financial position and results of operations of local functional currency operations are included in stockholders' equity. The effects of foreign currency transactions and of remeasuring the financial position and results of non-U.S. operations into the functional currency are included in the statement of earnings.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products, sources of supply and markets which could affect the financial statements and future operations of the Company.

Reclassifications: Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 1996 presentation.

                                                  (In millions, except as noted)

2.   Income Taxes
-----------------
Components of earnings before income taxes

                              1996        1995       1994
----------------------------------------------------------
United States             $   433   $   1,350  $   1,140
Other nations               1,342       1,875      1,297
                          --------------------------------
 Total                    $ 1,775   $   3,225  $   2,437
----------------------------------------------------------
Components of income taxes provided on earnings
                                 1996       1995     1994
----------------------------------------------------------
Current:
 United States               $   547   $   400   $   728
 Other nations                   276       386       254
 State income taxes (U.S.)        16        50        72
                             -----------------------------
                                 839       836     1,054
                                (218)      341      (177)
Deferred                     -----------------------------
Income taxes                 $   621   $ 1,177   $   877
----------------------------------------------------------

Income tax payments were $506 million in 1996, $947 million in 1995 and $962 million in 1994.

Except for certain earnings that Motorola, Inc. intends to reinvest indefinitely, provisions have been made for the cumulative estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies. Undistributed earnings for which no U.S. income tax has been provided aggregated $4.0 billion and $3.5 billion at December 31, 1996 and 1995, respectively. Should these earnings be distributed, foreign tax credits may reduce the additional U.S. income tax which would be payable. In cases where taxes are provided on such undistributed earnings, those taxes have been included in U.S. income taxes.

At December 31, 1996, certain non-U.S. subsidiaries had loss carryforwards for income tax reporting purposes of $141.6 million, with expiration dates starting in 1997.

Differences between income tax expense computed at the U.S.
federal statutory tax rate of 35% for 1996, 1995 and 1994
and income taxes provided on earnings
                                     1996    1995    1994
----------------------------------------------------------
Income tax expense at
  statutory rate                  $  621 $ 1,129  $  853
Taxes on non-U.S. earnings            92      47      13
State income taxes                     7      61      46
Foreign Sales Corporation            (73)    (45)    (46)
Tax credits                          (10)     (8)     (6)
Other                                (16)     (7)     17
                                  ------------------------
Income taxes                      $  621 $ 1,177  $  877
----------------------------------------------------------

                                                  (In millions, except as noted)

Significant deferred tax assets (liabilities)

December 31                                1996      1995
----------------------------------------------------------
Inventory reserves                     $   440   $   345
Contract accounting methods                231       157
Employee benefits                          291       286
Capitalized items                          138        89
Tax basis differences on investments      (199)     (176)
Depreciation                              (213)     (197)
Deferred taxes on non-U.S. earnings       (545)     (382)
Other deferred income taxes                329       132
                                       -------------------
 Net deferred tax asset                $   472   $   254
----------------------------------------------------------

Gross deferred tax assets were $2,264 million and $1,753 million at December 31, 1996 and 1995, respectively. Gross deferred tax liabilities were $1,792 million and $1,499 million at December 31, 1996 and 1995, respectively.

The deferred tax assets are considered realizable given past income and estimates of future income. These considerations include, but are not limited to, carrybacks, earnings trends and tax planning strategies.

The Internal Revenue Service (IRS) has examined the federal income tax returns for Motorola, Inc. through 1987 and has settled the respective returns through 1985. The IRS has completed its field audit of the years 1986 and 1987. In connection with the 1986 and 1987 tax years, the Company settled the return for adjustments agreed to at the field level. Certain adjustments were referred to the Appeals level of the IRS and are expected to result in a net refund. The IRS is currently reviewing the 1988 through 1991 period and has proposed certain adjustments. In the opinion of the Company's management, the final disposition of these matters, and proposed adjustments from other tax authorities, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

                                                  (In millions, except as noted)
3.  Debt and Credit Facilities
------------------------------

Long-term debt

December 31                                                 1996      1995
--------------------------------------------------------------------------
7.5% debentures due 2025                                  $  397    $  397
6.5% debentures due 2025 (redeemable
  at the holders' option in 2005)                            397       397
7.6% notes due 2007                                          300       300
6.5% debentures due 2008                                     199       199
Zero coupon notes due 2009                                    29        34
Zero coupon notes due 2013                                   330       325
8.4% debentures due 2031
  (redeemable at the holders' option in 2001)                200       200
Other long-term debt                                         126       110
                                                          ----------------
                                                           1,978     1,962
Less current maturities                                       47        13
                                                          ----------------
Long-term debt                                            $1,931    $1,949
--------------------------------------------------------------------------

Short-term debt

December 31                                                 1996      1995
--------------------------------------------------------------------------
Notes to banks                                            $  360    $  212
Commercial paper                                             970     1,375
Other short-term debt                                          5         5
                                                          ----------------
                                                           1,335     1,592
Add current maturities of long-term debt                      47        13
                                                          ----------------
Notes payable and current
  portion of long-term debt                               $1,382    $1,605
--------------------------------------------------------------------------

Weighted average interest rates on short-term borrowings
--------------------------------------------------------------------------
  Commercial paper                                           5.4%      5.9%
  Other short-term debt                                      7.1%      6.8%
--------------------------------------------------------------------------

As of December 31, 1996, the outstanding zero coupon notes due 2009, referred to as Liquid Yield Option(TM) Notes (LYONs(TM)), had a face value at maturity of $62 million. The 2009 LYONs were priced at a 6% yield to maturity and are now convertible into 18.268 shares of Motorola common stock for each $1,000 note. During 1996, various holders of the 2009 LYONs exercised conversion rights for approximately 14,000 notes ($14 million face value; $6.5 million net carrying value).

At December 31, 1996, the LYONs due 2013 had a face value of approximately $480 million at maturity. The 2013 LYONs were priced to yield 2.25% to maturity and are convertible into 11.178 shares of Motorola common stock for each $1,000 note.

The LYONs issues are subordinated to all existing and future senior indebtedness of the Company, rank on a parity with each other, and may be put back to the Company by the holders on specific dates prior to the stated maturities.

                                                  (In millions, except as noted)

During December 1995, the Company filed and declared effective a universal shelf registration statement totaling $1.0 billion of debt and equity securities with the Securities and Exchange Commission. As of December 31, 1996, no securities have been issued under this universal shelf registration statement.

Aggregate requirements for long-term debt maturities, in millions, during the next five years are as follows: 1997, $47; 1998, $25; 1999, $21; 2000, $3; 2001,
$2.

The Company and its finance subsidiary have one- and five-year revolving domestic credit agreements with a group of banks for $2.0 billion. These domestic credit agreements contain various conditions, covenants and representations. At December 31, 1996, the Company's total domestic and non-U.S. credit facilities aggregated $4.3 billion, of which $461 million were used and the remaining $3.8 billion were not drawn, but were available to back up outstanding commercial paper which totaled $970 million at December 31, 1996.

Outstanding letters of credit aggregated approximately $175 million and $285 million at December 31, 1996 and 1995, respectively.


LYONs is a trademark of Merrill Lynch & Co., Inc.

                                                  (In millions, except as noted)

4.  Other Financial Data
------------------------

Income Statement and Balance Sheet Information
----------------------------------------------

Income statement information

                                                      1996       1995      1994
-------------------------------------------------------------------------------
Research and development                           $ 2,394    $ 2,197   $ 1,860
                                                   ----------------------------
Foreign currency (gains)/losses                         (8)         4        25
                                                   ----------------------------
Interest expense, net:
  Interest expense                                     249        213       192
  Interest income                                      (64)       (64)      (50)
                                                   ----------------------------
    Interest expense, net                          $   185    $   149   $   142
-------------------------------------------------------------------------------

The Company's cash payments for interest expense were $237 million in 1996, $193 million in 1995 and $209 million in 1994.

                                                  (In millions, except as noted)
Balance sheet information

December 31                                     1996        1995
--------------------------------------------------------------------

Inventories:
  Finished goods                              $    830    $  1,026
  W.I.P and production materials                 2,390       2,502
                                               -------------------
   Total                                      $  3,220    $  3,528
                                               -------------------
Property, plant and equipment:
  Land                                        $    261    $    201
  Buildings                                      5,362       4,754
  Machinery                                     13,975      12,511
                                               -------------------
                                                19,598      17,466
  Less accumulated depreciation                 (9,830)     (8,110)
                                               -------------------
   Total                                      $  9,768    $  9,356
                                               -------------------

Other assets:
  Equity based investments in
   non-consolidated subsidiaries              $    928    $    823
  Cost based investments in
   non-consolidated subsidiaries                 1,133       1,091
  Fair value adjustment of qualified
   SFAS No. 115 investments                        (43)        128
  Other                                            971         830
                                               -------------------
   Total                                      $  2,989    $  2,872
                                               -------------------

Accrued liabilities:
  Compensation                                $    460    $    682
  Customer reserves                                385         349
  Deferred revenue                                 218         287
  Accrued warranties                               314         309
  Taxes other than income                          185         162
  Income taxes payable                             246         125
  Contribution to employees'
   profit sharing funds                             82         194
  Dividends payable                                 71          59
  Other                                          2,602       2,003
                                               -------------------
   Total                                      $  4,563    $  4,170
------------------------------------------------------------------

Derivative Financial Instruments
--------------------------------

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

As of December 31, 1996 and 1995, the Company had net outstanding foreign exchange contracts totaling $1.3 billion and $1.2 billion, respectively. Most of the hedge contracts, which are over-the-counter instruments, mature within three months with the longest maturity extending out two years. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 1996, deferred gains totaled $1.5 million and deferred losses totaled $2.1 million. At December 31, 1995, deferred gains totaled $1.5 million and deferred losses totaled $0.5 million. The following schedule shows the five largest net foreign exchange hedge positions as of December 31, 1996:

Foreign Exchange Net Hedge Positions at December 31

In millions of U.S. dollars
 Buy (Sell)                                  1996        1995
-----------------------------------------------------------------
British Pound Sterling                     $ (363)      $ (226)
Japanese Yen                                 (258)        (373)
Italian Lira                                 (115)         (91)
Singapore Dollar                               84           83
French Franc                                  (82)         (44)
-----------------------------------------------------------------

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, it does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations.

At December 31, 1996, the Company had no outstanding interest rate swaps or options.

Fair Value of Financial Instruments
-----------------------------------

                                                  (In millions, except as noted)

The Company's financial instruments include accounts receivable, short-term investments, long-term finance receivables, accounts payable, notes payable, long-term debt, foreign currency contracts and other financing commitments. At December 31, 1996, the fair value of the convertible zero coupon notes due 2013 was $397 million compared to a carrying value of $330 million. The convertible zero coupon notes due 2013 will be callable by the Company commencing September 1998.

The fair values of financial instruments have been determined based on quoted market prices and market interest rates as of December 31, 1996 or were not materially different than their carrying (or contract) values.

Finance Subsidiary
------------------

The Company's finance subsidiary purchases customer obligations under long-term contracts from the Company at net carrying value.

The finance subsidiary's interest revenue is included in the Company's consolidated net sales. Interest expense totaled $14 million in 1996 and $15 million in 1995 and 1994 and is included in manufacturing and other costs of sales. In addition, long-term finance receivables of $289 million in 1996 and $290 million in 1995 are included in other assets.

Financial Data of Consolidated Finance Subsidiary
                                          1996     1995      1994
--------------------------------------------------------------------
Total revenue                          $27,973   $27,037    $22,246
Net earnings                             1,154     2,064      1,560
Total assets                            23,661    22,766     17,495
Total debt                             (12,102)  (11,748)    (8,440)
Stockholder's investments
  and advances                         $11,559   $11,018    $ 9,055
--------------------------------------------------------------------

Leases
------

The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and data processing and other equipment under principally noncancelable operating leases. Rental expense, net of sublease income, was $279 million in 1996, $222 million in 1995 and $185 million in 1994. At December 31, 1996, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond, in millions, are as follows: 1997, $178; 1998, $148; 1999, $96; 2000, $69; 2001, $44; beyond, $142.

                                                  (In millions, except as noted)

5.  Employee Benefit and Incentive Plans
----------------------------------------

Pension Benefits
----------------

The Company's noncontributory pension plan covers most U.S. employees after one year of service. The benefit formula is dependent upon employee earnings and years of service. The Company's policy is to fund the accrued pension cost or the amount allowable based on the full funding limitations of the Internal Revenue Code, if less. The Company has a noncontributory supplemental retirement benefit plan for its elected officers. The plan contains provisions for funding the participants' expected retirement benefits when the participants meet the minimum age and years of service requirements.

Certain non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees. Amounts charged to earnings for all non-U.S. plans were $103 million in 1996, $82 million in 1995 and $68 million in 1994.

The Company uses a three-year, market-related asset value method of amortizing asset-related gains and losses. Net transition amounts and prior service costs are being amortized over periods ranging from 10 to 15 years.

Benefits under all U.S. pension plans are valued based upon the projected unit credit cost method. The assumptions used to develop the projected benefit obligations for the plans for 1996 and 1995 were as follows:

                                                     1996      1995
-------------------------------------------------------------------
Discount rate for obligations                       7.75%     7.75%
Future compensation increase rate                   4.50%     4.50%
Investment return assumption (regular)              9.00%     9.00%
Investment return assumption (elected officers)     6.00%     6.50%
-------------------------------------------------------------------

Accounting literature requires discount rates to be established based on prevailing market rates for high-quality fixed-income instruments that, if the pension benefit obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. As of December 31, 1996, the investment portfolio was predominantly equity investments, which have historically realized annual returns at or significantly above the assumed investment return rate. The Company believes that discount rate fluctuations are short-term in nature and should not adversely affect the Company's long-term obligation.

Components of net U.S. pension expense for the regular pension plan

                                           1996      1995     1994
-------------------------------------------------------------------
Service costs                             $ 147    $  126    $ 119
Interest cost on projected obligation       124       107       83
Actual return on plan assets               (279)     (334)       7
Net amortization and deferral               137       213     (113)
                                           ------------------------
Net pension expense                       $ 129    $  112    $  96
-------------------------------------------------------------------

                                                  (In millions, except as noted)

The net U.S. pension expense for the elected officers' supplemental retirement benefit plan was $39 million in 1996, $31 million in 1995 and $27 million in 1994. The net U.S. pension expense for the Motorola Supplemental Pension Plan was $2 million in 1996 and 1995. No expense was incurred in 1994.


U.S. funded pension plans

December 31                                        1996                      1995
--------------------------------------------------------------------------------------------
                                                             Elected                 Elected
                                                             Officers               Officers
                                                               and                    and
                                                 Regular     Other(1)    Regular    Other(1)
--------------------------------------------------------------------------------------------
Actuarial present value of:
  Vested benefit obligation                    $  (1,329)   $   (64)   $  (1,110)   $   (55)
                                                --------------------------------------------
  Accumulated benefit obligation                  (1,408)      (119)      (1,193)       (96)
                                                --------------------------------------------
  Projected benefit obligation for service
   rendered to date                               (1,863)      (140)      (1,585)      (113)
Plan assets at fair value, primarily bonds,
 stocks and cash equivalents                       1,927         76        1,537         74
                                                --------------------------------------------
Plan assets in excess of/(less than) the
 projected benefit obligation                         64        (64)         (48)       (39)
Unrecognized net (gain)/loss                         (69)        56           41         26
Unrecognized prior service cost                        1         25            1         32
Unrecognized net transition (asset) liability        (23)         5          (35)         6
Adjustment required to recognize minimum
 liability                                            --        (65)          --        (47)
                                                --------------------------------------------
Pension liability recognized in balance sheet  $     (27)   $   (43)   $     (41)   $   (22)
--------------------------------------------------------------------------------------------
 (1) Includes the Motorola Supplemental Pension Plan which became effective January
     1, 1994. The Plan was established and will be maintained by Motorola, Inc. for the purpose of providing supplemental benefits in excess of the limitation imposed by the Internal Revenue Code on defined benefit plans for certain of its employees
     (excluding elected officers) who participate in the Motorola, Inc. Pension Plan.

Postretirement Health Care Benefits
-----------------------------------

In addition to providing pension benefits, the Company provides certain health care benefits to its retired employees. The majority of its domestic employees may become eligible for these benefits if they reach normal retirement age while working for the Company. The Company's policy is to fund the maximum amount allowable based on funding limitations of the Internal Revenue Code.

The assumptions used to develop the accumulated postretirement benefit obligation for the retiree health care plan for 1996 and 1995 were as follows:


                                  1996    1995
----------------------------------------------
Discount rate for obligations    7.75%   7.75%
Investment return assumption     9.00%   9.00%
----------------------------------------------

Net retiree health care expense recognized in 1996 was $32 million, $29 million in 1995 and $26 million in 1994.

                                                  (In millions, except as noted)

U.S. funded retiree health care plan

December 31                                            1996            1995
----------------------------------------------------------------------------
Actuarial present value of accumulated
 postretirement benefit obligation                    $(385)          $(342)

Plan assets at fair value, primarily listed stocks,
 bonds and cash equivalents                             185             121
Unrecognized prior service cost                          (1)              2

Unrecognized net loss                                    72              66
                                                      ----------------------
Retiree health care liability recognized in
 balance sheet                                        $(129)          $(153)
----------------------------------------------------------------------------

The health care trend rate used to determine the pre-age 65 accumulated postretirement benefit obligation was 8.22% for 1996, decreasing to 6% or 5% for medical benefits, depending on the option chosen, by the year 2002 and beyond.
A flat 5% rate per year is used for the post-age 65 obligation. Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation by approximately $50 million as of December 31, 1996, and would change the 1996 net retiree health care expense by $6 million. There are no significant postretirement health care benefit plans outside of the United States.

Other Benefits
--------------

Profit Sharing Plans: The Company and certain subsidiaries have profit sharing plans, principally contributory, in which all eligible employees participate. The Company makes contributions to profit sharing funds in the United States and other nations, which are generally based upon percentages of pretax earnings, as defined, from those operations. Company contributions to all profit sharing plans totaled $118 million, $194 million and $176 million in 1996, 1995 and 1994, respectively.

Motorola Executive Incentive Plan: The Company may provide up to 7% of its annual consolidated pretax earnings, as defined in the Motorola Executive Incentive Plan, for the payment of cash incentive awards to key employees. During 1996, $55 million was provided for incentive awards, as compared to $137 million and $129 million in 1995 and 1994, respectively.

Long Range Incentive Program: The Company has a Long Range Incentive Program to reward participating elected officers for the Company's achievement of outstanding long-range performance, based on four performance objectives measured over four-year cycles. These objectives are benchmarked and evaluated against both similar-industry companies and internal Motorola objectives. During 1996 and 1995, respectively, $22 million and $51 million was provided for long-range incentive awards; $18 million and $13 million was disbursed to qualifying participants in 1996 and 1995, respectively. In 1994, when the current plan was approved and adopted, $12 million was provided and no disbursements were made.

RONA Incentive Program: The RONA (Return On Net Assets employed) Incentive Program is available to eligible employees who are not participating in the Motorola Executive Incentive Plan. RONA awards are earned and paid semiannually to participants and depend, first, on the Company and, in most cases, the major business unit for which the participant works, exceeding a minimum RONA percentage (as determined by the Company) during the six-month period and, second, the extent to which such minimum percentage was exceeded. During 1996, $32 million was provided for RONA awards, as compared to $234 million and $269 million in 1995 and 1994, respectively.

Stock Options: The Company applies the provisions of APB 25. The Company has evaluated the proforma effects of the recent accounting pronouncement, SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company's fiscal year-end 1996. Based on its evaluation, the effects are not material to the Company's consolidated financial position, liquidity or results of operations.

Under the Company's share option plan, shares of common stock have been made available for grant to certain employees and non-employee directors. Each option granted has an exercise price of 100% of market value on the date of grant and depending upon the vesting schedule is exercisable from one year to four years from the date of grant.

Options exercised during 1996 were at per share prices ranging from $8.83 to $58.31. Options outstanding at December 31, 1996 were at per share prices ranging from $9.46 to $79.31. There are approximately 15,900 total current stock option holders. All 1994 amounts and prices have been adjusted to reflect the 1994 two-for-one stock split.


Shares subject to options

(In thousands, except employee data)                  1996      1995       1994
-------------------------------------------------------------------------------
Options outstanding at January 1                     26,385    24,104    22,906
Additional options granted                            6,295     4,931     3,972
Options exercised                                    (1,846)   (2,535)   (2,654)
Options terminated, cancelled or expired               (188)     (115)     (120)
                                                     --------------------------
 Options outstanding at December 31                  30,646    26,385    24,104
Shares reserved for future option grants             31,679     8,786    13,602
                                                     --------------------------
 Total shares reserved                               62,325    35,171    37,706
                                                     --------------------------
 Total options exercisable                           24,337    21,455    20,137
-------------------------------------------------------------------------------
Approximate number of employees granted options      13,800    10,000     7,300

6.      Commitments and Contingencies
-------------------------------------

Financial: Development of the IRIDIUM(R) global communications system continued on schedule, as Motorola met all contractual milestones during 1996. Initial satellite launches, which were originally scheduled for January 1997, have been delayed to the second quarter of 1997.

Iridium LLC, a Delaware Limited Liability Company, negotiated a $750 million credit facility, which Motorola guaranteed, in 1996 providing it with funding until May 1997. At that time, Iridium LLC will require further funding to continue to make contractual payments to Motorola. As of December 31, 1996, $512 million of the credit facility had been drawn. Motorola is negotiating to increase its guarantee of Iridium LLC bank financing, and Iridium LLC is negotiating to increase its credit facility. These negotiations are expected to be completed in the first half of 1997. There can be no assurances as to the outcome of these negotiations. In addition, Iridium LLC is expected to require other financial support from various sources in order to complete the global communications system, which is expected to take place over the next two years. There can also be no assurances that Motorola or any other person will provide funding or financial support.

At the end of 1996, Motorola was a 24% equity owner and is the largest investor in Iridium LLC. A failure of Iridium LLC to obtain additional funding would materially adversely affect Motorola's investment in Iridium LLC, in several Iridium Gateway companies and in ancillary products. The Company's investment in Iridium LLC and in several Iridium Gateway companies, which is approximately $537 million, is included in the Consolidated Balance Sheet category "Other Assets."

The Company has executed three contracts with Iridium LLC for the construction and operation of the global communications system, providing for approximately $6.5 billion in payments to Motorola over a ten-year period which began in 1993. The Company has in turn entered into significant subcontracts for portions of the system, for which it will generally remain obligated even if Iridium LLC is unable to satisfy the terms of the contracts with the Company, including funding. Except as noted above, the Company had no significant concentrations of credit risk as of December 31, 1996.

The Company has entered into arrangements whereby the Company may increase, for an amount up to approximately $140 million, its percentage interest in certain non-consolidated affiliates at the option of Motorola or its respective partners at various dates which do not extend beyond 1998.

Other off-balance-sheet commitments to extend or guarantee financing and recourse obligations under receivable sales arrangements which represent firm obligations at December 31, 1996 and 1995, aggregated approximately $725 million and $858 million, respectively. Commitments to extend or guarantee financing include commitments for customer financing and for the financing of non-consolidated affiliates. Customer financing commitments require the customer to meet certain conditions established in the financing arrangements. Commitments represent the maximum amounts available under these arrangements and may not be completely utilized.

Environmental and Legal: Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund), the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. In many cases, the dollar amounts of the claims have not been specified, and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable, and these totaled $87 million and $86 million as of December 31, 1996 and 1995, respectively. The amount of such charges to earnings was $29 million, $24 million and $20 million in 1996, 1995 and 1994, respectively. However, due to their uncertain nature, the amounts accrued could differ, perhaps significantly, from the actual costs that will be incurred. These amounts assume no substantial recovery of costs from any insurer. The remedial efforts include environmental cleanup costs and communication programs. These liabilities represent only the Company's share of any possible costs incurred in environmental cleanup sites, since in most cases, potentially responsible parties other than the Company may exist.

The Company is a defendant in various suits, including environmental and product-related suits, and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

IRIDIUM(R) is a registered trademark and service mark of Iridium LLC

7.  Information by Industry Segment and Geographic Region
----------------------------------------------------------

The Company operates predominantly in the wireless communication, semiconductor technology and advanced electronics industries. Operations involve the design, manufacture and sale of a diversified line of products, which include, but are not limited to, cellular phones and systems, semiconductors, including discrete semiconductors and integrated circuits; two-way radios, pagers, data communication, personal communications equipment and systems; automotive, defense and space electronic products; and computer equipment. As of December 31, 1996, manufacturing and distribution operations in any one non-U.S. country did not account for more than 10% of consolidated net sales or total assets.

Sales and operating profits by geographical area are measured by the locale of the revenue-producing operations. Operating profits (revenues less operating expenses) exclude general corporate expenses, net interest and income taxes. Intersegment and intergeographic transfers are accounted for on an arm's length pricing basis.

Identifiable assets (excluding intersegment receivables) are the Company's assets that are identified with classes of similar products or operations in each geographic area. Corporate assets primarily include cash, marketable securities, equity investments and the administrative headquarters of the Company.

In 1996, no single customer or group under common control represented 10% or more of the Company's sales. The equity in net assets of non-U.S. subsidiaries amounted to $6.2 billion at December 31, 1996 and $5.5 billion at December 31, 1995.

Information for 1994 has been reclassified to reflect the realignment of various business units. The Messaging, Information and Media Products segment includes the Paging Products and Wireless Data groups (formerly reported as part of the Communications segment) and the Information Systems Group (formerly reported as part of the Other Products segment). Land Mobile Products (formerly reported as part of the Communications segment) is a separate reportable segment. The Space and Systems Technology Group is reported as part of the Other Products segment.


                                                                                                     (In millions, except as noted)

==================================================================================================================================
Industry Segment Information

                                                Net Sales                                     Operating Profit
                                   --------------------------------   ------------------------------------------------------------
Years ended December 31                1996       1995        1994             1996                 1995                 1994
----------------------------------------------------------------------------------------------------------------------------------
General Systems Products           $  11,324   $  10,660   $  8,613   $  1,251      11.0%  $  1,266      11.9%  $  1,214      14.1%
Semiconductor Products                 7,858       8,539      6,936        382       4.9      1,218      14.3%       996      14.4%
Land Mobile Products                   3,986       3,598      3,399        508      12.7%       324       9.0        311       9.1%
Messaging, Information and
  Media Products                       3,958       3,681      2,981         90       2.3%       310       8.4%       282       9.5%
Other Products                         3,560       3,346      2,660        107       3.0%       131       3.9%        97       3.6%
Adjustments and eliminations          (2,713)     (2,787)    (2,344)       (29)      -          (48)      -          (29)      -
                                   --------------------------------  ---------            ---------            ---------
  Industry segment totals          $  27,973   $  27,037   $ 22,245      2,309       8.3%     3,201      11.8%     2,871      12.9%
                                   --------------------------------
General corporate expenses                                                (349)                (270)                (292)
Net gain on Nextel asset exchange                                      ---                      443              ---
Interest expense, net                                                     (185)               (149)                (142)
                                                                     ---------            ---------            ---------

   Earnings before income taxes                                      $   1,775       6.3% $   3,225      11.9% $   2,437      11.0%
                                   -----------------------------------------------------------------------------------------------

                                                 Assets                  Fixed Asset Expenditures        Depreciation Expense
                                   --------------------------------   -----------------------------  -----------------------------
Years ended December 31               1996       1995        1994       1996      1995       1994      1996       1995      1994
----------------------------------------------------------------------------------------------------------------------------------
General Systems Products           $   6,736   $   6,118   $  4,699   $    709  $    762   $    621  $    499   $    450  $    327
Semiconductor Products                 7,889       7,938      5,886      1,416     2,530      1,640     1,160        909       683
Land Mobile Products                   2,113       2,097      2,232        158       169        217       161        155       142
Messaging, Information and             2,506       2,527      2,087        275       357        270       243        204       167
  Media Products
Other Products                         1,851       1,839      1,470        161       285        320       197        154       143
Adjustments and eliminations            (262)       (224)       (72)     -           -        -                    -         -
                                   --------------------------------   -----------------------------  -----------------------------
  Industry segment totals             20,833      20,295     16,302      2,719     4,103      3,068     2,260      1,872     1,462
General corporate                      3,243       2,443      1,193        254       122        254        48         47        63
                                   --------------------------------   -----------------------------  -----------------------------
  Consolidated totals              $  24,076   $  22,738   $ 17,495   $  2,973  $  4,225   $  3,322  $  2,308   $  1,919 $   1,525
----------------------------------------------------------------------------------------------------------------------------------


Geographic area information  (1)
                                                Net Sales                                     Operating Profit
                                   --------------------------------   ------------------------------------------------------------
Years ended December 31               1996       1995         1994             1996                 1995                 1994
----------------------------------------------------------------------------------------------------------------------------------
United States                      $ 20,614    $  19,187   $ 16,297   $  1,249       6.1%  $  1,681       8.8%  $  1,932      11.9%
Other nations                        16,883       16,954     12,758      1,430       8.5%     1,901      11.2%     1,292      10.1%
Adjustments and eliminations         (9,524)      (9,104)    (6,810)      (370)      -         (381)     -          (353)     -
                                   --------------------------------   --------             --------             --------
  Geographic totals                $ 27,973      $27,037   $ 22,245      2,309       8.3%     3,201      11.8%     2,871      12.9%
                                   --------------------------------
General corporate expenses                                                (349)                (270)                (292)
Net gain on Nextel asset exchange                                      ---                      443              ---
Interest expense, net                                                     (185)                (149)                (142)
                                                                      --------             --------              -------
  Earnings before income taxes                                        $  1,775       6.3%  $  3,225      11.9%   $ 2,437      11.0%
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  Assets
                                                                                                     -----------------------------
December 31                                                                                            1996        1995     1994
----------------------------------------------------------------------------------------------------------------------------------
United States                                                                                        $ 12,797   $ 12,552  $ 10,750
Other nations                                                                                           8,604      8,197     5,902
Adjustments and eliminations                                                                             (568)      (454)     (350)
                                                                                                     -----------------------------
  Geographic totals                                                                                    20,833     20,295    16,302
General corporate assets                                                                                3,243      2,443     1,193
                                                                                                     -----------------------------
  Consolidated totals                                                                                $ 24,076   $ 22,738  $ 17,495
----------------------------------------------------------------------------------------------------------------------------------

(1)  As measured by the locale of the revenue-producing operations.
1994 has been reclassified to reflect the realignment of various business units.

8.      Stockholder Rights Plan
-------------------------------

Each outstanding share of common stock carries with it one-quarter of a preferred share purchase right. Each right becomes exercisable for $150 (subject to adjustment) for one-thousandth share of junior participating preferred stock, if a person or group acquires 20% or more of the outstanding common stock or announces an offer for 30% or more of the outstanding common stock. If a person or group acquires 20% or more of the outstanding common stock and in certain other circumstances, each right (except, in some cases, those held by an acquiror) becomes exercisable for common stock (or that of the acquiror) with a market value of twice the exercise price. In some cases, the Board of Directors may exchange rights for shares of common stock (or the equivalent) and may suspend the rights' exercisability. The rights have no voting power, expire in November 1998, and may be redeemed for $.05 per right prior to a public announcement that 20% or more of the outstanding common stock has been accumulated by a person or group.

9.  Restatement of Financial Statements
----------------------------------------

In July 1995, the Company sold its U.S. 800 megahertz Specialized Mobile Radio business, systems and licenses to Nextel Communications, Inc. for shares of Nextel stock. As reflected in the Company's audited financial statements for 1995, the Nextel transaction was accounted for as an exchange of productive assets with no gain realized in the Company's 1995 Statement of Consolidated Earnings. The Nextel stock was carried at its fair market value with an unrealized gain on the stock reported directly to Stockholders' Equity as part of the Company's holding of marketable securities. As reported in the Company's 1996 Consolidated Financial Statements, the Securities and Exchange Commission
(SEC) asserted during 1997 that the Company should have recognized a gain at the time of the transaction by accounting for the transaction at fair value with 1995 income statement recognition. The Company and its auditors believed that the original treatment was appropriate in the circumstances. The Company based its original accounting treatment for the exchange of assets for Nextel stock independently from a separate transactions in which Craig McCaw's investor group ("McCaw") entered into agreements with Nextel and Motorola which significantly altered the governance structure of Nextel and limited Motorola's influence over Nextel. Among other factors, the McCaw agreements granted control of Nextel's operations committee to McCaw and the Company agreed to vote in accordance with the decisions of the operating committee except in certain limited circumstances.

After discussions with the SEC, the Company agreed to base the accounting on the fact that its Nextel holdings subsequent to the McCaw investment do not qualify for the equity method of accounting and therefore fair value accounting rather than carryover basis accounting for purposes of the 1995 income statement treatment is appropriate. Therefore, the Company has agreed to restate the 1995 financial statements to reflect the accounting treatment proposed by the SEC. Other than minor reclassifications to Stockholders' Equity and Other Assets, the restatement does not affect the Consolidated Balance Sheet because the impact of unrealized gains related to the Nextel stock was recorded in Stockholders' Equity during 1995 and 1996, nor does it affect the tax treatment of the transaction. In this restatement, the Company has recorded a gain of approximately $400 million (net of taxes) in the third quarter of 1995. The Company also recognized the decline in share price of the Nextel stock between the time of the transaction and December 31, 1995 as a realized loss of approximately $133 million (net of taxes) in the fourth quarter of 1995. As a result, 1995 earnings before income taxes have increased from $2.782 billion to $3.225 billion and 1995 fully diluted net earnings per common and common equivalent share have increased from $2.93 to $3.37.

                                                                              (In millions, except per share amounts and other data)

Five Year Financial Summary
Years ended December 31                                                            1996       1995       1994       1993       1992
-----------------------------------------------------------------------------------------------------------------------------------
Operating     Net sales                                                         $27,973    $27,037    $22,245    $16,963    $13,303
Results       Manufacturing and other costs of sales                             18,990     17,545     13,760     10,351      8,395
              Selling, general and administrative expenses                        4,715      4,642      4,381      3,776      2,951
              Depreciation expense                                                2,308      1,919      1,525      1,170      1,000
              Interest expense, net                                                 185        149        142        141        157
                Total costs and expenses                                         26,198     24,255     19,808     15,438     12,503
              Net gain on Nextel asset exchange                                      --        443         --         --         --
              Earnings before income taxes and cumulative effect of
                change in accounting principle                                    1,775      3,225      2,437      1,525        800
              Income taxes provided on earnings                                     621      1,177        877        503        224
              Net earnings before cumulative effect of change in
                accounting principle                                            $ 1,154    $ 2,048    $ 1,560    $ 1,022    $   576
              Net earnings                                                      $ 1,154    $ 2,048    $ 1,560    $ 1,022    $   453
              Net earnings before cumulative effect of change in
                accounting principle as a percent of sales                          4.1%       7.6%       7.0%       6.0%       4.3%
              Net earnings as a percent of sales                                    4.1%       7.6%       7.0%       6.0%       3.4%
-----------------------------------------------------------------------------------------------------------------------------------
Per Share     Fully diluted
Data (1,2)      Net earnings before cumulative effect of change in
(In dollars)      accounting principle                                          $  1.90    $  3.37    $  2.65    $  1.78    $  1.05
                Cumulative effect of change in accounting principle                  --         --         --         --      (0.22)
                Net earnings                                                    $  1.90    $  3.37    $  2.65    $  1.78    $  0.83
                Average common and common equivalent shares outstanding           609.6      609.8      592.7      583.7      567.1
              Dividends declared                                                $ 0.460    $ 0.400    $ 0.310    $ 0.220    $ 0.198
-----------------------------------------------------------------------------------------------------------------------------------
Balance       Total assets                                                      $24,076    $22,738    $17,495    $13,498    $10,629
Sheet         Working capital                                                     3,324      2,717      3,008      2,324      1,883
              Long-term debt                                                      1,931      1,949      1,127      1,360      1,258
              Total debt                                                          3,313      3,554      2,043      1,915      1,695
              Total stockholders' equity                                        $11,795    $10,985    $ 9,055    $ 6,409    $ 5,144
-----------------------------------------------------------------------------------------------------------------------------------
Other Data    Current ratio                                                        1.42       1.35       1.51       1.53       1.56
              Return on average invested capital before cumulative
                effect of change in accounting principle                            8.4%      16.7%      17.5%      15.3%       9.4%
              Return on average invested capital                                    8.4%      16.7%      17.5%      15.3%       7.5%
              Return on average stockholders' equity before cumulative
                effect of change in accounting principle                           10.0%      20.2%      21.1%      17.8%      11.7%
              Return on average stockholders' equity                               10.0%      20.2%      21.1%      17.8%       9.4%
              Fixed asset expenditures                                          $ 2,973    $ 4,225    $ 3,322    $ 2,187    $ 1,442
                % to sales                                                         10.6%      15.6%      14.9%      12.9%      10.8%
              Research and development expenditures                             $ 2,394    $ 2,197    $ 1,860    $ 1,521    $ 1,306
                % to sales                                                          8.6%       8.1%       8.4%       9.0%       9.8%
              Year-end employment (in thousands)                                    139        142        132        120        107
-----------------------------------------------------------------------------------------------------------------------------------

(1) All earnings per share, dividends and outstanding shares data have been restated to reflect the 1994 and 1992 two-for-one stock splits.

(2) Primary earnings per common and common equivalent share were the same as fully diluted for all years shown except in 1994 when primary earnings per share were one cent higher than fully diluted. Average primary common and common equivalent shares outstanding for 1996, 1995, 1994, 1993 and 1992 were 609.0, 609.7, 591.7, 582.6 and 565.6, respectively.


QUARTERLY AND OTHER FINANCIAL DATA                                                      Motorola, Inc. and Consolidated Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                              1996                               1995
(In millions, except per share amounts; unaudited)                 1st     2nd     3rd     4th        1st     2nd     3rd     4th
-----------------------------------------------------------------------------------------------------------------------------------
Operating     Net sales                                          $6,955   $6,835  $6,498  $7,685     $6,011  $6,877  $6,851  $7,298

Results       Gross profit                                        2,237    2,250   2,009   2,487      2,133   2,483   2,463   2,413

              Net earnings                                          384      326     206     238        372     481     921     274

              Net earnings as a percent of sales                   5.5%     4.8%    3.2%    3.1%       6.2%    7.0%   13.4%    3.8%
------------------------------------------------------------------------------------------------------------------------------------
Per Share

Data (1)      Primary net earnings per common and common
               equivalent share                                  $ 0.63   $ 0.54  $ 0.34  $ 0.39     $ 0.61  $ 0.80  $ 1.51  $ 0.45
(in dollars)  Fully diluted net earnings per common and common
               equivalent share                                  $ 0.63   $ 0.54  $ 0.34  $ 0.39     $ 0.61  $ 0.79  $ 1.51  $ 0.46
------------------------------------------------------------------------------------------------------------------------------------
              Dividends declared                                 $0.100   $0.120  $0.120  $0.120     $0.100  $0.100  $0.100  $0.100

              Dividends paid                                     $0.100   $0.100  $0.120  $0.120     $0.100  $0.100  $0.100  $0.100

              Stock prices

                High                                             $59.00   $67.13  $68.50  $63.63     $64.75  $67.88  $82.50  $77.38

                Low                                              $45.00   $50.63  $46.75  $44.13     $53.00  $51.50  $66.75  $56.00
-----------------------------------------------------------------------------------------------------------------------------------
              The number of stockholders of record of Motorola common stock on January 31, 1997 was 71,410.

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements

          See Part II, Item 8 hereof.

          2. Financial Statement Schedule and Auditors' Report

             Title                                 Schedule
             -----                                 --------
             Valuation and Qualifying Accounts        II


          All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto. The auditors' report of KPMG Peat Marwick LLP with respect to the Financial Statement Schedule is located at page 45.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of Motorola, Inc.:

     Under date of January 9, 1997, except for note 9, which is as of May 9, 1997, we reported on the consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements have been restated as described in Note 9. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K/A for the year ending December 31, 1996 filed with the Securities and Exchange Commission on May 15, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of Motorola's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                       /s/ KPMG Peat Marwick LLP


January 9, 1997, except as to Note 9, which is as of May 9, 1997
Chicago, Illinois

                        Motorola, Inc. and Subsidiaries              Schedule II


                       Valuation and Qualifying Accounts
                      Three years ended December 31, 1996
                                 (in millions)

------------------------------------------------------------------------------------------------------------------------
      Column A                          Column B                 Column C                Column D             Column E
------------------------------------------------------------------------------------------------------------------------
                                                                 Additions
                                                          -----------------------
                                        Balance at        Charged to     Charged                              Balance at
                                       beginning of        costs &       to other                               end of
                                         period            expenses      accounts        Deductions             period
------------------------------------------------------------------------------------------------------------------------
1996
----

Allowance for doubtful accounts           $123               $ 42           --              $ 28      (1)         $137

Product and service warranties             309                160           --               155      (2)          314

Customer reserves                          349                524           --               488      (3)          385

1995
----

Allowance for doubtful accounts           $118               $ 45           --              $ 40      (1)         $123

Product and service warranties             283                122           --                96      (2)          309

Customer reserves                          121                790           --               562      (3)          349

1994
----

Allowance for doubtful accounts           $ 91               $ 48           --              $ 21      (1)         $118

Product and service warranties             166                195           --                78      (2)          283

Customer reserves                           51                291           --               221      (3)          121


(1) Uncollectible accounts written off
(2) Warranty claims paid
(3) Customer claims paid/reductions in reserves

                        CONSENT OF INDEPENDENT AUDITORS



The Board of Directors of Motorola, Inc.:

     We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 333-03681, 333-03731 and 333-12817) and Form S-3 (Nos. 33-62911
and 333-11433) of Motorola, Inc. and consolidated subsidiaries of our reports dated January 9, 1997, except for note 9, which is as of May 9, 1997, relating to the consolidated balance sheets of Motorola, Inc. and consolidated subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated earnings, stockholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 1996, which reports appear in the annual report on Form 10-K/A of Motorola, Inc. for the year ended December 31, 1996.


                                       /s/ KPMG Peat Marwick LLP

May 15, 1997
Chicago, Illinois

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 1997

                                       MOTOROLA, INC.


                                       By:     /s/ Christopher B. Galvin
                                           ------------------------------
                                               Christopher B. Galvin
                                               Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

     Signature                         Title                                     Date
     ---------                         -----                                     ----

/s/ Christopher B. Galvin
------------------------------
  Christopher B. Galvin           Director and Principal Executive Officer      5/6/97

/s/ Carl F. Koenemann
------------------------------
  Carl F. Koenemann                     Principal Financial Officer             5/6/97

/s/ Kenneth J. Johnson
------------------------------
  Kenneth J. Johnson                    Principal Accounting Officer            5/6/97

/s/ H. Laurance Fuller
------------------------------
  H. Laurance Fuller                               Director                     5/6/97

/s/ Robert W. Galvin
------------------------------
  Robert W. Galvin                                 Director                     5/6/97

/s/ Robert L. Growney
------------------------------
  Robert L. Growney                                Director                     5/6/97

/s/ Anne P. Jones
------------------------------
  Anne P. Jones                                    Director                     5/6/97

/s/ Donald R. Jones
------------------------------
  Donald R. Jones                                  Director                     5/6/97

     Signature                         Title                                    Date
     ---------                         -----                                    ----
/s/ Judy C. Lewent
------------------------------
  Judy C. Lewent                                   Director                    5/6/97

/s/ Walter E. Massey
------------------------------
  Walter E. Massey                                 Director                    5/6/97

/s/ John F. Mitchell
------------------------------
  John F. Mitchell                                 Director                    5/6/97

/s/ Thomas J. Murrin
------------------------------
  Thomas J. Murrin                                 Director                    5/6/97

/s/ Nicholas Negroponte
------------------------------
  Nicholas Negroponte                              Director                    5/6/97

/s/ John E. Pepper, Jr.
------------------------------
  John E. Pepper, Jr.                              Director                    5/6/97

/s/ Samuel C. Scott III
------------------------------
  Samuel C. Scott III                              Director                    5/6/97

/s/ Gary L. Tooker
------------------------------
  Gary L. Tooker                                   Director                    5/6/97

/s/ B. Kenneth West
------------------------------
  B. Kenneth West                                  Director                    5/6/97

/s/ John A. White
------------------------------
  John A. White                                    Director                    5/6/97

                                 EXHIBIT INDEX


Exhibit No.        Exhibit No.
-----------        -----------

    23             Consent of KPMG Peat Marwick LLP. See page 47 of the
                   Annual Report on Form 10-K/A of which this Exhibit
                   Index is a part.