Form 10-Q/A
period 1997-03-29
MOTOROLA INC
filed 1997-05-15
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q/A
                             (Amendment No. 1)

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



                 MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                           LIST OF ITEMS AMENDED


PART I

   FINANCIAL INFORMATION                                          PAGE

   Item 1   Financial Statements

            Statements of Consolidated Earnings
            Three-Month Periods ended
            March 29, 1997 and March 30, 1996                       4

            Condensed Consolidated Balance Sheets at
            March 29, 1997 and December 31, 1996                    5

            Statements of Condensed Consolidated Cash Flows
            Three-Month Periods ended
            March 29, 1997 and March 30, 1996                       6

            Notes to Condensed Consolidated Financial
            Statements                                              7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           9



                             TEXT OF AMENDMENT

EXPLANATORY NOTE:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to amend the Company's 10-Q for the period ending March 29, 1997 (the "Original Filing") to reflect changes resulting from the Company amending its Form 10-K, for the period ending December 31, 1996 originally filed on March 25, 1997 to restate its 1995 historical financial statements and make resulting reclassifications to its 1996 financial statements.

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

After discussions with the SEC, the Company agreed to base the accounting on the fact that its Nextel holdings subsequent to the McCaw investment do not qualify for the equity method of accounting and therefore fair value accounting rather than carry over basis accounting for purposes of the 1995 income statement treatment is appropriate. Therefore, the Company has restated its 1995 financial statements to reflect the accounting treatment proposed by the SEC.. Other than minor reclassifications to Stockholders' Equity and Other Assets, the restatement does not affect the Consolidated Balance Sheet because the impact of unrealized gains related to the Nextel stock was recorded in Stockholders' Equity during 1995 and 1996, nor does it affect the tax treatment of the transaction. In the restatement, the Company recorded a gain of approximately $400 million (net of taxes) in the third quarter of 1995. The Company also recognized the decline in share price of the Nextel stock between the time of the transaction and December 31, 1995 as a realized loss of approximately $133 million (net of taxes) in the fourth quarter of 1995. As a result, 1995 earnings before income taxes have increased from $2.782 billion to $3.225 billion and 1995 fully diluted net earnings per common and common equivalent share have increased from $2.93 to $3.37.

Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.


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

(1) SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires the carrying value of certain investments to be adjusted to their fair value which resulted in the Company recording a decrease to stockholders' equity, other assets and deferred taxes of $7 million, $11 million, and $4 million as of March 29, 1997; and of $26 million, $43 million and $17 million as of December 31, 1996.

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the restated financial statements and notes thereto included in the Company's Form 10-K/A for the year ending December 31, 1996. The results of operations for the three-month period ended March 29, 1997 are not necessarily indicative of the operating results for the full year.

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

6.  RESTATEMENT OF FINANCIAL STATEMENTS

After discussions with the Securities and Exchange Commission regarding the 1995 sale of its U.S. 800 megahertz Specialized Mobile Radio business, systems and licenses to Nextel Communications, Inc. for shares of Nextel stock, the Company has restated its 1995 historical financial statements and has made resulting reclassifications to the 1996 and 1997 Consolidated Balance Sheet. As a result, the Company has amended its Form 10-K for the year ending December, 31 1996 originally filed on March 25, 1997, to reflect the restatement and reclassifications. These consolidated financial statements should be read in conjunction with the Company's Form 10-K/A for the year ending December 31, 1996.


                MOTOROLA, INC. AND CONSOLIDATED SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial condition and results of operations: from Motorola, Inc.'s 1996 Summary Annual Report to Stockholders, the Letter to Stockholders on page 2; and from the Company's Form 10-K/A, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, contained in Item 8; and from Motorola, Inc.'s Quarterly Report on Form 10-Q/A for the period ending March 29, 1997, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 7.

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

Messaging, Information and Media segment sales declined 7 percent to $924 million, orders rose 1 percent, and operating profits were lower. Orders increased in the Paging and Wireless Data groups, while they declined in the Information Systems and Multimedia groups. The declines in sales and profits were largely attributable to the Paging group, which experienced a significant decline in sales to North American paging operators for the second consecutive quarter. Management believes that these operators continued to reduce inventories in order to improve their financial positions and cash flow. Management also believes that sales by operators to consumers in North America continued to grow. The first commercial deployment of advanced voice paging took place in the Dallas-Fort Worth area over PageNet's VoiceNow(R) network. The system uses Motorola's voice pagers and InFlexion(TM) protocol-based infrastructure. Carriers in Singapore and the Philippines launched services using FLEX(TM) technology, Motorola's high-capacity one-way messaging protocol. India and Korea adopted the FLEX protocol.

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

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was 8 percent based on the performance of the four preceding fiscal quarters ending March 29, 1997, compared with 15.8514 percent based on the performance of the four preceding fiscal quarters ending March 30, 1996. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.47 at March 29, 1997, slightly higher than 1.42 at December 31, 1996.


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


                                 MOTOROLA, INC.
                                 (Registrant)


Date:    May 15, 1997            By: /s/ Kenneth J. Johnson
                                 Kenneth J. Johnson
                                 Senior Vice President and Controller
                                 (Chief Accounting Officer and Duly
                                 Authorized Officer of the Registrant)