Form 10-Q
period 1997-06-28
MOTOROLA INC
filed 1997-07-16
CIK 68505

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ending         June 28, 1997

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

                        Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on June 28, 1997:

                 Class                    Number of Shares

       Common Stock; $3 Par Value            595,328,216


               Motorola, Inc. and Consolidated Subsidiaries
                                  Index


Part I

   Financial Information                                          Page

   Item 1   Financial Statements

            Statements of Consolidated Earnings
            Three-Month and Six-Month Periods ended
            June 28, 1997 and June 29, 1996                         3

            Condensed Consolidated Balance Sheets at
            June 28, 1997 and December 31, 1996                     4

            Statements of Condensed Consolidated Cash Flows
            Six-Month Periods ended
            June 28, 1997 and June 29, 1996                         5

            Notes to Condensed Consolidated Financial
            Statements                                              6

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8

Part II

   Other Information

   Item 1   Legal Proceedings                                      15

   Item 2   Changes in Securities                                  15

   Item 3   Defaults Upon Senior Securities                        15

   Item 4   Submission of Matters to a Vote of Security Holders    15

   Item 5   Other Information                                      15

   Item 6   Exhibits and Reports on Form 8-K                       15

                        Part I - Financial Information
                  Motorola, Inc. and Consolidated Subsidiaries
                      Statements of Consolidated Earnings
                                (Unaudited)
                    (In millions, except per share amounts)


                                   Three Months Ended   Six Months Ended
                                    June 28,  June 29,   June 28,  June 29,
                                      1997     1996       1997      1996

Net sales                           $ 7,521  $ 6,835    $14,163   $13,790

Costs and expenses
  Manufacturing and other
    costs of sales                    5,019    4,585      9,403     9,303
  Selling, general and
    administrative expenses           1,481    1,126      2,643     2,198
  Depreciation expense                  572      576      1,137     1,099
  Interest expense, net                  36       47         68        98
    Total costs and expenses          7,108    6,334     13,251    12,698
Earnings before income taxes            413      501        912     1,092
Income taxes provided on earnings       145      175        319       382
Net earnings                         $  268   $  326     $  593    $  710


Net earnings per common and common equivalent share (1)

  Fully diluted:
    Net earnings per common and
      common equivalent share        $  .44   $  .54     $  .97    $ 1.17
    Average common and common
      equivalent shares outstanding,
      fully diluted (in millions)     614.3    609.6      614.3     609.6

Dividends paid per share             $  .12   $  .10     $  .24    $  .20


(1) Average primary common and common equivalent shares outstanding for the three and six months ended June 28, 1997 and June 29, 1996 were 611.4 million and 609.1 million, respectively. Primary earnings per common and common equivalent share were the same as fully diluted for the three months ended June 28, 1997 and June 29, 1996, respectively, and the same as fully diluted for the six months ended June 28, 1997 and June 29, 1996, respectively.






See accompanying notes to condensed consolidated financial statements.

               Motorola, Inc. and Consolidated Subsidiaries
                   Condensed Consolidated Balance Sheets
                                (Unaudited)
                               (In millions)


                                                 June 28,   December 31,
                                                   1997         1996
     Assets
Cash and cash equivalents                        $ 1,453      $ 1,513
Short-term investments                               318          298
Accounts receivable, less allowance for
  doubtful accounts (1997, $150; 1996, $137)       4,659        4,035
Inventories                                        3,663        3,220
Other current assets                               2,276        2,253
   Total current assets                           12,369       11,319
Property, plant and equipment, less
  accumulated depreciation
  (1997, $10,666; 1996, $9,830)                    9,554        9,768
Other assets (1)                                   3,550        2,989
   Total Assets                                  $25,473      $24,076


     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                 $ 1,351      $ 1,382
Accounts payable                                   2,085        2,050
Accrued liabilities                                4,943        4,563
   Total current liabilities                       8,379        7,995
Long-term debt                                     1,907        1,931
Other liabilities (1)                              2,640        2,355
Stockholders' equity (1)                          12,547       11,795
   Total liabilities and stockholders' equity    $25,473      $24,076

(1) SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires the carrying value of certain investments to be adjusted to their fair value which resulted in the Company recording an increase to stockholders' equity, other assets and deferred taxes of $277 million, $458 million and $181 million as of June 28, 1997; and a decrease to stockholders' equity, other assets and deferred taxes of $26 million, $43 million and $17 million as of December 31, 1996.

See accompanying notes to condensed consolidated financial statements.

                Motorola, Inc. and Consolidated Subsidiaries
              Statements of Condensed Consolidated Cash Flows
                                (Unaudited)
                               (In millions)

                                                  Six Months Ended
                                                June 28,     June 29,
                                                  1997        1996

Net cash provided by operations                $  1,085     $  1,655


Investing

  Payments for property, plant and equipment     (1,052)      (1,559)
  (Increase) decrease in short-term investments     (20)          59
  (Increase) decrease in other investing
    activities                                       66         (194)


  Net cash used for investing activities         (1,006)      (1,694)

Financing

  Net increase in commercial paper
    and short-term borrowings                         3          145
  Proceeds from issuance of debt                      1           21
  Repayment of debt                                 (52)         (10)
  Payment of dividends to stockholders             (143)        (118)
  Other financing activities                         52          217


  Net cash (used for) provided
    by financing activities                        (139)         255

Net (decrease) increase in cash and
  cash equivalents                              $   (60)     $   216

Cash and cash equivalents, beginning of year    $ 1,513      $   725

Cash and cash equivalents, end of period        $ 1,453      $   941








See accompanying notes to condensed consolidated financial statements.


                Motorola, Inc. and Consolidated Subsidiaries
            Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

1.  Basis of Presentation

The Condensed Consolidated Balance Sheet as of June 28, 1997, the Statements of Consolidated Earnings for the three-month and six-month periods ended June 28, 1997 and June 29, 1996, and the Statements of Condensed Consolidated Cash Flows for the six-month periods ended June 28, 1997 and June 29, 1996 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 28, 1997 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the restated financial statements and notes thereto included in the Company's Form 10-K/A for the year ending December 31, 1996. The results of operations for the three and six-month periods ended June 28, 1997 are not necessarily indicative of the operating results for the full year.

2.  Inventories

Inventories consist of the following (in millions):
                                                June 28,     Dec. 31,
                                                  1997        1996

   Finished goods                               $   968     $   830
   Work in process and production materials       2,695       2,390
      Inventories                               $ 3,663     $ 3,220

3.  Income Taxes

The Internal Revenue Service (IRS) has examined the federal income tax returns for Motorola, Inc. through 1991 and has settled the respective returns through 1985. The IRS has completed its field audit of the years 1986 and 1987. In connection with the 1986 and 1987 tax years, the Company settled the returns for adjustments agreed to at the field level. Certain adjustments were referred to the Appeals level of the IRS and are expected to result in a net refund. With regard to the 1988-1991 tax years, the IRS has proposed certain adjustments to the Company's income and tax credits for those years, which would result in substantial additional tax. The Company disagrees with most of the proposed adjustments and is contesting them. In the opinion of the Company's management, the final disposition of these matters, and proposed adjustments from other tax authorities, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

4.  Supplemental Cash Flows Information

Cash payments for income taxes were $318 million during the first six months of 1997 and $396 million for the same period a year earlier. Cash payments for interest expense (net of amount capitalized) were $95 million and $117 million, for the first six-month periods of 1997 and 1996, respectively.

5.  Recent Accounting Pronouncements

The Company has evaluated the proforma effects of the recent accounting pronouncement, SFAS No. 128 "Earnings Per Share" which will be effective for fiscal years ending after December 15, 1997. Based on this evaluation, the proforma effects are not material to the Company's consolidated financial position, liquidity or results of operations. The Financial Accounting Standards Board has recently issued two new accounting standards, Statement 130, Reporting Comprehensive Income and Statement 131, Disclosures about Segments of an Enterprise and Related Information. These statements will affect the disclosure requirements for the 1998 annual financial statements. Currently, the Company is evaluating the effect of these new statements.

6.  Restatement of Financial Statements

After discussions with the Securities and Exchange Commission regarding the 1995 sale of its U.S. 800 megahertz Specialized Mobile Radio business, systems and licenses to Nextel Communications, Inc. for shares of Nextel stock, the Company has restated its 1995 historical financial statements and has made resulting reclassifications to the December 31, 1996 Consolidated Balance Sheet. As a result, the Company has amended its Form 10-K for the year ending December 31, 1996 originally filed on March 25, 1997, to reflect the restatement and reclassifications. These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K/A for the year ending December 31, 1996.

7.  Reorganization of DRAM Business

On July 1, 1997, the Company announced its decision to phase out its participation in the dynamic random access memory (DRAM) market. The Company's second quarter financial results were negatively impacted as a result of this decision and the associated charge against pre-tax earnings of $170 million or 18 cents per share. The charge relates primarily to the write down of both technology development costs and manufacturing equipment. Earnings in the first six months were also affected by the $170 million or 18 cents per share charge noted above. The per share comparisons are on a fully diluted basis per common and common equivalent share.

               Motorola, Inc. and Consolidated Subsidiaries
                    Management's Discussion and Analysis
             of Financial Condition and Results of Operations


This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial condition and results of operations: from Motorola, Inc.'s 1996 Summary Annual Report to Stockholders, the Letter to Stockholders on page 2; and from the Company's Form 10-K/A, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, contained in Item 8; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending June 28, 1997, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 7.

Results of Operations:

Sales were $7.5 billion in the second quarter of 1997, up 10.0 percent from $6.8 billion a year earlier. In the first half, sales rose 2.7 percent to $14.2 billion from $13.8 billion in the first half of 1996.

As a result of the decision to phase out its participation in the dynamic random access memory (DRAM) market and the associated charge against pre-tax earnings of $170 million or 18 cents per share, second quarter earnings were $268 million or 44 cents per share, compared with $326 million or 54 cents per share a year earlier. Earnings in the first six months were $593 million or 97 cents per share, compared with $710 million or $1.17 per share in last year's first half, with the comparison again affected by the $170 million or 18 cents per share charge noted above. The per share comparisons are on a fully diluted basis per common and common equivalent share.

Net margin on sales was 3.6 percent in the second quarter, compared with
4.8 percent a year ago, while the first half net margin was 4.2 percent against 5.1 percent in the year-earlier period.

Gross margin increased to 33.3 percent of sales in the second quarter of 1997 from 32.9 percent of sales during the year-earlier period. Lower manufacturing costs, as a percent of sales, in the Semiconductor, Paging and Cellular Subscriber businesses were the primary areas of improvement.

Cellular Products Segment sales rose 6 percent to $2.8 billion and orders rose 20 percent. Operating profits were flat, but would have declined except for a small gain from the sale of two investments. The segment includes results of the Cellular Subscriber Sector (CSS), the Cellular Infrastructure Group (CIG) and the Network Management Group.

CSS sales increased, led by Asia-Pacific, China and Europe, while they were unchanged in Pan America and declined in both Japan and South Korea.
Orders increased significantly led by Asia-Pacific, China, Europe and Pan America while they declined in Japan and South Korea. Sales and orders for Global System for Mobile Communications (GSM) based digital products were very significantly higher.

CIG sales increased slightly, as higher sales in the Pan American and Asia-Pacific regions were largely offset by lower sales in Europe and Japan. Sales were lower in Japan due to the migration from existing technology to CDMA, in which CIG announced a major award for a nationwide system in the first quarter of 1997. Orders increased, led by the Pan American region, Japan and the Asia-Pacific region, while they declined in Europe.

Semiconductor Products Segment sales were up 3 percent to $2.0 billion, and orders rose 36 percent. The segment reported an operating loss versus a profit a year ago. Excluding the impact of charges related to phasing out participation in the DRAM market, operating profits would have increased. In deciding to phase out of the DRAM market, the sector announced that it plans to reallocate resources to other technologies, including proprietary fast static random access memories (FSRAM) and integrated memories such as flash and electrically erasable programmable read-only memory (EEPROM). Orders increased significantly in the Asia-Pacific region, Europe and the Americas, and were higher in Japan. Among market segments, communications posted the highest order growth as all end markets had higher orders. Distributor orders also improved. Among key product segments, orders increased significantly in all categories except memories, which had significantly lower orders. The sector was reorganized into five specific market groups -- Networking & Computer Systems, Wireless Subscriber Systems, Transportation Systems, Consumer Systems, and Semiconductor Components.

Land Mobile Products Segment sales rose 22 percent to $1.2 billion. Orders increased 30 percent and operating profits were higher. Orders for iDEN(TM) equipment for Integrated Digital Enhanced Networks were up significantly, including more than $300 million from Nextel Communications, Inc. for the continued rollout of its nationwide network in the U.S. and more than $50 million from McCaw International for systems in Brazil and Argentina. Avantel, a Motorola joint venture in Colombia, announced the commercial launch of an iDEN system in Bogota with expansion plans for five additional cities.

Messaging, Information and Media Segment sales increased 6 percent to $1.1 billion, orders rose 1 percent, and operating profits were higher. Orders in the Paging Group were flat, while orders increased in the Information Systems Group. The Paging Group again experienced significantly lower sales and orders from North American paging operators. Management believes that these operators continue to control inventories tightly in order to improve their financial positions and cash flow. Paging orders were up significantly in all international markets except Japan, where orders were lower.

Automotive, Energy and Components Sector sales increased 6 percent, orders were 13 percent higher, and operating profits were lower. The sector's results are reported as part of the "Other Products" segment. Orders increased in each of the sector's business units. The Energy Products Division had the highest rate of order growth as demand increased for rechargeable batteries and battery chargers. Orders in the Components Product Group increased for printed circuit boards from both external and internal customers.

Space and Systems Technology Group sales increased 94 percent and orders were up 187 percent compared with the second quarter of 1996, when order booking was delayed pending completion of a short-term credit facility being negotiated by Iridium LLC. The group reported a profit compared with a loss in the year-earlier period. The group's results are reported as part of the "Other Products" segment.

Several milestones for the IRIDIUM(R) global communications system were completed during the quarter. Twelve IRIDIUM satellites were successfully placed in orbit on two separate launches. On July 9, five more satellites were placed into orbit. Additional launches are scheduled through May 1998, when the entire constellation of 66 satellites is scheduled to be in orbit. Comprehensive system testing will continue until the start of commercial service, expected at the end of September 1998.

Motorola Computer Group sales increased 25 percent and orders were 51 percent higher. The group recorded a similar operating loss to the year-earlier period. The group's results are reported as part of the "Other Products" segment.

Selling, general and administrative expenses increased to 19.7 percent of sales in the second quarter versus 16.5 percent in the year-earlier period. The increased percent of sales was largely attributable to the charges recorded in the quarter related to the phase out of participation in the DRAM market.

Depreciation expense in the second quarter declined as a percent of sales to 7.6 percent from 8.4 percent in the year-earlier period, as a result of decreased fixed asset expenditures in 1996. The tax rate for the second quarter was 35 percent, the same as the year-earlier period. The tax rate for the full year 1996 was also 35 percent.

Liquidity and Capital Resources:

Inventories at June 28, 1997 increased by 14 percent or $443 million, compared to inventories at December 31, 1996. Property, plant and equipment, less accumulated depreciation, decreased $214 million since December 31, 1996.

Motorola's notes payable and current portion of its long-term debt decreased $31 million, or 2.2 percent, to $1.351 billion at June 28, 1997 from $1.382 billion at December 31, 1996. Long-term debt remained flat at $1.9 billion from the amount at December 31, 1996. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity decreased to 13.0 percent at June 28, 1997 from 13.4 percent at December 31, 1996. The Company's total domestic and foreign credit facilities aggregated $4.2 billion at June 28, 1997, of which $397 million were used and the remaining amount was not drawn, but was available to back up outstanding commercial paper which totaled $992 million at June 28, 1997. The Company has guaranteed $750 million of Iridium LLC's bank financing and has agreed in principal to guarantee an additional $350 million of such bank financing.

As of the end of the reporting period, the Company had no outstanding interest rate swaps, currency swaps, or options relating to either its debt instruments or investments.

The Company uses financial instruments to hedge, and therefore attempts to reduce, its overall exposure to the effects of currency fluctuations on cash flows. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

The Company's strategy is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. Currently, the Company primarily hedges firm commitments. The Company expects that there could be hedges of anticipated transactions or investments in foreign subsidiaries in the future.

Many of the Company's non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets are hedged. The Company uses forward contracts and options to hedge these currency exposures. A portion of the Company's exposure is to currencies which are not traded on open markets, such as those in Latin America and China, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and other means, such as component sourcing.

Assets and liabilities which are denominated in non-functional currencies are translated to the functional currency on a monthly basis and the resulting gain or loss is recorded within selling, general, and administrative expenses in the income statement. Gains and losses on hedges of existing assets or liabilities are marked to market on a monthly basis and the result is recorded within selling, general, and administrative expenses in the income statement. Gains and losses on financial instruments which hedge firm future commitments are deferred until such time as the underlying transactions are recognized or recorded immediately when the transaction is no longer expected to occur. The criteria used to support the election of deferred accounting is in accordance with FAS 52 and FAS 80. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly and the results are recorded in the equity section. Other gains or losses on financial instruments that do not qualify as hedges and which are terminated are recognized immediately as income or expense.

As of June 28, 1997 and June 29, 1996, the Company had net outstanding foreign exchange contracts totaling $1.6 billion and $1.2 billion, respectively. The following schedule shows the five largest foreign exchange hedge positions as of June 28, 1997 and the corresponding positions at June 29, 1996:

Millions of U.S. Dollars
Buy (Sell)              June 28,          June 29,
                          1997               1996

Japanese Yen             (427)              (357)
British Pound Sterling   (356)              (185)
German Mark              (149)                40
Italian Lira             (129)               (67)
Singapore Dollar           92                 84

As of June 28, 1997 and June 29, 1996, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred losses on these forward contracts which hedge designated firm commitments were immaterial at June 28, 1997.

As of the end of the reporting period, the Company had no derivatives which hedge the value of its minority-owned equity investments. However, the Company has entered into arrangements whereby the Company may increase its percentage interest in certain affiliates at the option of the other Shareholders or the Company at various dates. The value of these arrangements were immaterial as of the end of the reporting period.

The Company's research and development expense was $678 million in the second quarter of 1997, compared with $625 million in the second quarter of 1996. Research and development expenditures for the year ended December 31, 1996 were $2.4 billion. The Company continues to believe that a strong commitment to research and development drives long-term growth. At June 28, 1997, the Company's fixed asset expenditures for the second quarter totaled $611 million, compared with $736 million in the second quarter of 1996. The Company is currently anticipating that fixed asset expenditures for 1997 will be flat with the $3.0 billion spent in 1996.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was
7.4 percent based on the performance of the four preceding fiscal quarters ending June 28, 1997, compared with 14.0 percent based on the performance of the four preceding fiscal quarters ending June 29, 1996. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.48 at June 28, 1997, compared to 1.42 at December 31, 1996.

Outlook:

The Company continues to build for the future by redirecting resources to development programs with the greatest potential and focusing on core technology platforms. As previously stated, the review of development programs and businesses which have not met expectations is continuing. The potential for further actions could result in additional charges against earnings in the second half of the year.

The Company continues to be affected by a competitive pricing environment and continued pricing declines in several of its businesses, including the cellular telephone, cellular infrastructure and paging businesses. This competitive environment is expected to continue pressuring manufacturing margins.

Business Risks:

Statements that are not historical facts, including statements about (i) reallocating resources to other technologies in connection with the decision to phase out of the DRAM market, (ii) deployment and commercialization of IRIDIUM(R) Services, (iii) fixed asset expenditures are forward-looking statements that involve risks and uncertainties, and
(iv) in "Outlook". Motorola wishes to caution the reader that the factors below, along with the factors set forth in Motorola's Form 10-K/A in Item 7 on pages 14 and 15 and in its other SEC filings, in some cases have affected, and could affect Motorola's actual results causing results to differ materially from those in any forward-looking statement. These factors include: (i) the success of strategic decisions to improve performance and compete more effectively, (ii) the ability of Motorola to contain costs and the extent of unusual charges incurred in connection with cost-cutting measures, (iii) unforeseen costs in connection with the decision to phase out of the DRAM market, (iv) pricing of DRAM products during the market exit period, (v) continued weak demand for paging products in North America, (vi) acceptance of new digital technology and the transition from analog to digital technology, (vii) product deficiencies in the cellular telephone business,(viii) continued steady growth in emerging markets, (ix) product development risks, including technological difficulties and commercialization risks related to Iridium products and services, (x) unexpected fixed asset expenditures, and (xi) demand and market acceptance risks for new and existing products, technologies and services.

IRIDIUM(R) is a registered trademark and service mark of Iridium LLC. All other brand names mentioned are registered trademarks of their respective holders and are herein acknowledged.


Information by Industry Segment (Unaudited)

Summarized below are the Company's segment sales as defined by industry segment for the three-months and six-months ended June 28, 1997 and June 29, 1996:
                                          Segment Sales
                                     for the three months ended
                                   June 28,     June 29,
(In millions)                        1997        1996(1)   % Change
-------------------------------------------------------------------
Cellular Products                   $2,824      $2,653        6

Semiconductor Products               2,032       1,980        3

Land Mobile Products                 1,160         949       22

Messaging, Information and
  Media Products                     1,135       1,071        6

Other Products                       1,166         876       33

Adjustments and eliminations          (796)       (694)     (15)

   Industry segment totals          $7,521      $6,835       10



                                           Segment Sales
                                      for the six months ended
                                    June 28,     June 29,
(In millions)                        1997         1996(1)   % Change
--------------------------------------------------------------------
Cellular Products                   $5,537      $5,252         5

Semiconductor Products               3,840       4,126        (7)

Land Mobile Products                 2,137       1,775        20

Messaging, Information and
  Media Products                     2,059       2,061         0

Other Products                       2,042       1,904         7

Adjustments and eliminations        (1,452)     (1,328)       (9)

   Industry segment totals         $14,163     $13,790         3

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



                     Part II - Other Information

Item 1 - Legal Proceedings.

Motorola is a defendant in several cases arising out of Motorola's manufacture and sale of portable cellular telephones. Schiffner v. Motorola, Inc. is a purported economic loss class action by purchasers of cellular telephones against Motorola. On June 16, 1997, this case was dismissed, with prejudice, by the Cook County, Illinois Circuit Court and a Notice of Appeal of this dismissal was filed on June 20, 1997.

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

Item 3 - Defaults Upon Senior Securities.
Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5 - Other Information.
Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
    (a)  Exhibits

     10     Motorola Share Option Plan of 1996, as amended

     11 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common Equivalent Share for the three months ended
                  June 28, 1997 and June 29, 1996.

     11.1 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common Equivalent Share for the six months ended
                  June 28, 1997 and June 29, 1996.

     27     Financial Data Schedule (filed only electronically with the
            SEC)

     (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the second quarter of 1997.



                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOTOROLA, INC.
                                 (Registrant)




Date:  July 16, 1997             By: /s/ Kenneth J. Johnson
                                 Kenneth J. Johnson
                                 Senior Vice President and Controller
                                 (Chief Accounting Officer and Duly
                                 Authorized Officer of the Registrant)
                          EXHIBIT INDEX


Number       Description of Exhibits

10             Motorola Share Option Plan of 1996, as amended

11             Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per
               Common and Common Equivalent Share for the three months ended June 28, 1997 and June 29, 1996.

11.1           Motorola, Inc. and Consolidated Subsidiaries
               Primary and Fully Diluted Earnings Per
               Common and Common Equivalent Share for the six months ended June 28, 1997 and June 29, 1996.

27             Financial Data Schedule (filed only
               electronically with the SEC)