Form 10-Q
period 1997-09-27
MOTOROLA INC
filed 1997-11-07
CIK 68505

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ending        September 27, 1997

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

                          Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on September 27, 1997:

           Class                              Number of Shares

Common Stock; $3 Par Value                       596,948,687


              Motorola, Inc. and Consolidated Subsidiaries
                                 Index


Part I

   Financial Information                                           Page

   Item 1   Financial Statements

            Statements of Consolidated Earnings
            Three-Month and Nine-Month Periods ended
            September 27, 1997 and September 28, 1996               3

            Condensed Consolidated Balance Sheets at
            September 27, 1997 and December 31, 1996                4

            Statements of Condensed Consolidated Cash Flows
            Nine-Month Periods ended
            September 27, 1997 and September 28, 1996               5

            Notes to Condensed Consolidated Financial
            Statements                                              6

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8

Part II

   Other Information

   Item 1   Legal Proceedings                                      15

   Item 2   Changes in Securities                                  15

   Item 3   Defaults Upon Senior Securities                        15

   Item 4   Submission of Matters to a Vote of Security Holders    15

   Item 5   Other Information                                      15

   Item 6   Exhibits and Reports on Form 8-K                       16

                     Part I - Financial Information
                Motorola, Inc. and Consolidated Subsidiaries
                    Statements of Consolidated Earnings
                                (Unaudited)
                  (In millions, except per share amounts)


                                Three Months Ended   Nine Months Ended
                                Sept. 27, Sept. 28,  Sept. 27, Sept. 28,
                                    1997     1996       1997      1996

Net sales                         $ 7,353  $ 6,498    $21,516   $20,288

Costs and expenses
  Manufacturing and other
    costs of sales                  4,986    4,489     14,389    13,792
  Selling, general and
    administrative expenses         1,332    1,041      3,975     3,239
  Depreciation expense                595      609      1,732     1,708
  Interest expense, net                30       42         98       140
    Total costs and expenses        6,943    6,181     20,194    18,879
Earnings before income taxes          410      317      1,322     1,409
Income taxes provided on earnings     144      111        463       493
Net earnings                        $ 266   $  206    $   859      $916

Net earnings per common and common equivalent share (1)

  Fully diluted:
    Net earnings per common and
      common equivalent share      $  .44   $  .34    $  1.41    $ 1.51
    Average common and common
      equivalent shares outstanding,
      fully diluted (in millions)   613.6    609.1      613.6     609.1

Dividends paid per share           $  .12   $  .12    $   .36    $  .32

(1) Average primary common and common equivalent shares outstanding for the three months and nine months ended September 27, 1997 and September 28, 1996 were 613.3 million and 609.0 million, respectively. Primary earnings per common and common equivalent share were the same as fully diluted for the three months ended September 27, 1997 and September 28, 1996, respectively and the same as fully diluted for the nine months ended September 27, 1997 and September 28, 1996.


See accompanying notes to condensed consolidated financial statements.

             Motorola, Inc. and Consolidated Subsidiaries
                   Condensed Consolidated Balance Sheets
                                 (Unaudited)
                                (In millions)


                                                Sept. 27,   December 31,
                                                   1997         1996
     Assets
Cash and cash equivalents                        $ 1,768      $   1,513
Short-term investments                               291            298
Accounts receivable, less allowance for
  doubtful accounts (1997, $171; 1996, $137)       4,547          4,035
Inventories                                        3,979          3,220
Other current assets                               2,312          2,253
   Total current assets                           12,897         11,319
Property, plant and equipment, less
  accumulated depreciation
  (1997, $11,052; 1996, $9,830)                    9,545          9,768
Other assets (1)                                   4,200          2,989
   Total Assets                                  $26,642        $24,076

     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                 $ 1,379        $ 1,382
Accounts payable                                   2,071          2,050
Accrued liabilities                                5,202          4,563
   Total current liabilities                       8,652          7,995
Long-term debt                                     1,905          1,931
Other liabilities (1)                              2,997          2,355
Stockholders' equity (1)                          13,088         11,795
   Total liabilities and stockholders' equity    $26,642        $24,076

(1) SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires the carrying value of certain investments to be adjusted to their fair value which resulted in the Company recording an increase to stockholders' equity, other assets and deferred taxes of $624 million, $1,032 million and $408 million as of September 27, 1997; and a decrease to stockholders' equity, other assets and deferred taxes of $26 million, $43 million, and $17 million as of December 31, 1996.


See accompanying notes to condensed consolidated financial statements.

             Motorola, Inc. and Consolidated Subsidiaries
              Statements of Condensed Consolidated Cash Flows
                                (Unaudited)
                               (In millions)

                                                  Nine Months Ended
                                                Sept. 27,   Sept. 28,
                                                  1997        1996

Net cash provided by operations                $  1,930     $  2,541


Investing

  Payments for property, plant and equipment     (1,883)     (2,138)
  Decrease in short-term investments                  6          25
  (Increase) decrease in other investing
    activities                                      343        (203)


  Net cash used for investing activities         (1,534)     (2,316)

Financing

  Net increase (decrease) in commercial paper
    and short-term borrowings                        (3)        213
  Proceeds from issuance of debt                      1          23
  Repayment of debt                                 (21)        (33)
  Payment of dividends to stockholders             (214)       (190)
  Other financing activities                         96         219


  Net cash provided by (used for)                  (141)        232
    financing activities

Net increase in cash and
  cash equivalents                              $   255     $   457

Cash and cash equivalents, beginning of year    $ 1,513     $   725

Cash and cash equivalents, end of period        $ 1,768     $ 1,182


See accompanying notes to condensed consolidated financial statements.

              Motorola, Inc. and Consolidated Subsidiaries
            Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

1.  Basis of Presentation

The Condensed Consolidated Balance Sheet as of September 27, 1997, the Statements of Consolidated Earnings for the three-month and nine-month periods ended September 27, 1997 and September 28, 1996, and the Statements of Condensed Consolidated Cash Flows for the nine-month periods ended September 27, 1997 and September 28, 1996 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 27, 1997 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ending December 31, 1996. The results of operations for the three and nine-month periods ended September 27, 1997, are not necessarily indicative of the operating results for the full year.

2.  Inventories

Inventories consist of the following (in millions):
                                                   Sept. 27,    Dec. 31,
                                                     1997         1996

Finished goods                                    $  1,119       $   830
Work in process and production materials             2,860         2,390
   Inventories                                      $3,979       $ 3,220

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

4.  Supplemental Cash Flows Information

Cash payments for income taxes were $425 million during the first nine months of 1997 and $355 million for the same period a year earlier.
Cash payments for interest expense (net of amount capitalized) were $180 million and $173 million for the first nine-month periods of 1997 and 1996, respectively.

5.  Recent Accounting Pronouncements

The Company has evaluated the proforma effects of the recent accounting pronouncement, SFAS No. 128 "Earnings Per Share" which will be effective for fiscal years ending after December 15, 1997. Based on this evaluation, the proforma effects are not material to the Company's consolidated financial position, liquidity or results of operations.
The Financial Accounting Standards Board has recently issued two new accounting standards, Statement 130, "Reporting Comprehensive Income" and Statement 131, "Disclosures about Segments of an Enterprise and Related Information". These statements will affect the disclosure requirements for the 1998 annual financial statements. Currently, the Company is evaluating the effects of these new statements.

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

7.  Reorganization of Businesses

On September 11, 1997, the Company announced its decision to exit the MacOS(R)-compatible computer systems business. The Company's third quarter financial results were negatively impacted as a result of this decision and the associated special charge of $95 million before taxes, equivalent to 10 cents per share after taxes. Excluding this special charge, earnings for the three months ended September 30, 1997 would have been $328 million, or 54 cents per share.

On July 1, 1997, the Company announced its decision to phase out its participation in the dynamic random access memory (DRAM) market. The Company's second quarter financial results were negatively impacted as a result of this decision and the associated charge against pre-tax earnings of $170 million or 18 cents per share. The charge related primarily to the write down of both technology development costs and manufacturing equipment.

The 1997 nine-month results include special charges totaling $265 million before taxes, equivalent to 28 cents per share after taxes, due to the events noted in the two paragraphs above. Excluding these special charges, nine-month 1997 earnings would have been $1.0 billion, or $1.69 per share.


             Motorola, Inc. and Consolidated Subsidiaries
                    Management's Discussion and Analysis
              of Financial Condition and Results of Operations

This commentary should be read in conjunction with the sections of the following documents for a full understanding of Motorola's financial condition and results of operations: from Motorola, Inc.'s 1996 Summary Annual Report to Stockholders, the Letter to Stockholders on page 2; and from the Company's form 10-K/A, Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 7, and the Consolidated Financial Statements and Footnotes to the Consolidated Financial Statements, contained in Item 8; and from Motorola, Inc.'s Quarterly Report on Form 10-Q for the period ending September 27, 1997, of which this commentary is a part, the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements, pages 3 through 7.

Results of Operations:

Sales were $7.4 billion in the third quarter of 1997, up 13 percent from $6.5 billion a year earlier. In the first nine months, sales rose 6 percent to $21.5 billion from $20.3 billion in the first nine months of 1996.

Third quarter earnings were $266 million, or 44 cents per share, compared with $206 million, or 34 cents per share in the third quarter of 1996. The 1997 third quarter results include a special charge of $95 million before taxes, equivalent to 10 cents per share after taxes, as a result of Motorola's decision in September to exit the MacOS(R)-compatible computer systems business. Excluding the special charge, earnings would have been $328 million, or 54 cents per share.

Earnings in the first nine months of 1997 were $859 million, or $1.41 per share, compared with $916 million, or $1.51 per share, a year earlier. The 1997 nine-month results include special charges of $265 million before taxes, equivalent to 28 cents per share after taxes, as a result of the decision to phase out of the dynamic random access memory
(DRAM) business, as well as the third quarter charge noted above. Excluding these special charges, nine-month 1997 earnings would have been $1.0 billion, or $1.69 per share. The per-share comparisons are on a fully diluted basis per common and common equivalent share.

Net margin on sales was 3.6 percent in the third quarter, compared with
3.2 percent a year ago, while the first nine months, net margin was 4.0 percent against 4.5 percent in the year-earlier period. Excluding special charges, these margins in 1997 would have been 4.5 percent in the third quarter and 4.8 percent in the first nine months.

Cellular Products Segment sales increased 12 percent to $2.8 billion and orders increased 13 percent. Operating profits were unchanged, but would have declined except for a gain that resulted from the sale of an investment. The segment includes results of the Cellular Subscriber Sector (CSS), the Cellular Infrastructure Group (CIG) and the Network Management Group.

CSS sales and orders increased, led by higher sales and orders in Pan America and Europe, while sales and orders declined in the Asia-Pacific region and Japan. Sales and orders for digital products for Global System for Mobile Communications (GSM) continued to grow at a very significant rate. Demand for StarTAC(TM) wearable cellular phones also continued to grow at a very significant rate. CSS is currently capacity constrained in both analog and GSM digital versions of the StarTAC phone, as strong demand for these products has exceeded the presently available supply of certain key semiconductor components.

CIG sales increased, as higher sales in the Pan American and Asia-Pacific regions were largely offset by lower sales in Europe and Japan. Orders were flat, led by increases in the Pan American and Asia-Pacific regions, while they declined in Europe and Japan. Sales and orders were lower in Japan due to the migration from existing technology to Code Division Multiple Access (CDMA), in which CIG announced a major award for a nationwide system in the first quarter of 1997.

Semiconductor Products Segment sales increased 12 percent to $2.1 billion, and orders rose 35 percent. The segment reported an operating profit versus break-even results a year ago. The highest order growth region was Asia Pacific, followed by Europe, the Americas and Japan. By end markets, the computer/peripherals, distribution and communications areas showed the highest growth. Consumer electronics orders and automotive showed modest growth, while industrial orders and personal computing orders declined.

Land Mobile Products Segment sales rose 37 percent to $1.3 billion. Orders increased 8 percent and operating profits were higher. Orders for iDEN(TM) equipment for integrated digital enhanced networks were higher, primarily due to orders received from Nextel Communications, Inc. for handsets and infrastructure for the continued rollout of its nationwide network in the U.S. and from Nextel International, Inc. to build a new iDEN system in Mexico.

Messaging, Information and Media Segment sales declined 13 percent to $885 million and orders were down 44 percent. Operating profits were lower. As indicated in September, results were negatively affected by weakness in the world's two largest markets for paging products. In China, the paging market experienced a larger-than-normal seasonal downturn caused by a buildup of pager inventories in distribution channels in the first half of 1997, as well as developing pricing pressures. These conditions are expected to weaken further in the fourth quarter. In the United States, paging operators continued to control inventories tightly in order to improve their financial positions and cash flow. The Company is reviewing various business options related to its low-end modem business based in Huntsville, Ala. Among the alternatives, it has retained an investment banker to explore different business models, which could be a form of business combination or sale.

Automotive, Energy and Components Sector sales increased 20 percent, orders were up 17 percent, and operating profits were higher. The sector's results are reported as part of the "Other Products" segment. The energy products business improved, primarily due to higher orders for batteries used in Motorola's StarTAC(TM) cellular phones and iDEN(TM) handsets.

Space and Systems Technology Group sales increased 45 percent and orders were down 28 percent. The decline in orders is attributable to the fact that orders in the third quarter of 1996 were unusually high because of recognition of bookings that had been delayed pending completion of some of the financing of Iridium LLC. Group operating profits were higher. The group's results are reported as part of the "Other Products" segment. Another 22 satellites for the IRIDIUM(R) global communications system were launched during the quarter, bringing the total number in orbit to 34. 32 of the satellites are currently operational.
Additional launches for the 66-satellite constellation are scheduled through May 1998. Initial testing of certain paging and telephony functions has been successfully accomplished through orbiting satellites. System testing will continue until the start of commercial service, expected at the end of September 1998.

Motorola Computer Group sales increased 20 percent and orders were down 3 percent. The group recorded a larger operating loss than a year ago because of a special charge. The group's results are reported as part of the "Other Products" segment. The special charge related to the group's plans to discontinue its MacOS(R)-compatible computer system business in response to decisions by Apple Computer, Inc. to limit the introduction of its new technology and phase out future licensing. The group intends to focus its resources on its profitable embedded and technical systems business, where it is a market leader. The group announced an agreement to acquire Pro-Log Corp. of Monterey, Calif., a manufacturer of industrial-grade single-board embedded computers and enclosures based on CompactPCI(R) bus architecture. The agreement strengthens the group's presence in the Intel processor-based CompactPCI market.

Manufacturing costs during the quarter decreased to 68 percent of sales versus 69 percent a year ago due largely to improved manufacturing performance in the Semiconductor Products Segment.

Selling, general and administrative expenses were $1.3 billion, 18.1 percent of sales, versus $1.0 billion, 16.0 percent of sales, during the year earlier period. The increase is largely attributable to the special charge taken as a result of the decision to exit the MacOS(R)-compatible computer systems business. As planned and previously disclosed, the results also reflect the impact of increased expense in recognition of Motorola's share of Iridium LLC's net losses, as well as increased expenses in the commercialization of the flat panel display business. The combined expenses for these items were $28 million in the quarter versus $4 million a year ago. In the fourth quarter of 1997, Motorola expects these expenses to total approximately $42 million.

Depreciation expense decreased 2 percent to $595 million for the third quarter of 1997 in comparison with $609 million for the year-earlier period due partly to significant reductions in fixed asset expenditures in the Semiconductor Products Segment in both 1996 and 1997. Interest expense declined. The tax rate of 35 percent of pre-tax profits is identical to a year ago.

Liquidity and Capital Resources:

Inventories at September 27, 1997, increased by 24 percent or $759 million, compared to inventories at December 31, 1996. Property, plant and equipment, less accumulated depreciation, decreased $223 million since December 31, 1996.

Motorola's notes payable and current portion of its long-term debt remained flat at $1.4 billion from the amount at December 31, 1996. Long-term debt remained flat at $1.9 billion from the amount at December 31, 1996. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity decreased to 10.7 percent at September 27, 1997 from 13.4 percent at December 31, 1996. The Company's total domestic and foreign credit facilities aggregated $3.9 billion at September 27, 1997, of which $315 million were used and the remaining amount was not drawn, but was available to back up outstanding commercial paper which totaled $1.1 billion at September 28, 1997. In October of 1997, Iridium LLC paid down $205 million of its credit facility guaranteed by Motorola, reducing the maximum amount available under that facility to $450 million. As announced earlier in 1997, Motorola agreed in principle to increase Motorola's guarantee of Iridium LLC bank financing by an additional $350 million to a total of $800 million.. As previously reported, Iridium LLC may require additional financing, possibly by the second quarter of 1998, to continue to make contractual payments to Motorola. Iridium LLC currently is pursuing funding options, but there can be no assurances as to the availability to Iridium LLC of these funding options.

Off-balance sheet commitments to Nextel Communications, Inc. for equipment financing aggregated approximately $450 million at the end of the third quarter. Equipment financing commitments represent the maximum amount available under the Company's arrangements with Nextel and may not be completely utilized.

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

As of September 27, 1997 and September 28, 1996, the Company had net outstanding foreign exchange contracts totaling $1.6 billion and $1.3 billion, respectively. The following schedule shows the five largest foreign exchange hedge positions as of September 27, 1997 and the corresponding positions at September 28, 1996:

Millions of U.S. Dollars
Buy (Sell)              Sept. 27,          Sept. 28,
                          1997                1996  .

British Pound Sterling   (383)                (299)
Japanese Yen             (359)                (344)
German Deutschemark      (224)                  (6)
Italian Lira             (163)                 (98)
Taiwan Dollar             (83)                 (36)

As of September 27, 1997 and September 28, 1996, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred losses on these forward contracts which hedge designated firm commitments were immaterial at September 27, 1997.

As of the end of the reporting period, the Company had no derivatives which hedge the value of its minority-owned equity investments.
However, the Company has entered into arrangements whereby the Company may increase its percentage interest in certain affiliates at the option of the other Shareholders or the Company at various dates. The value of these arrangements was immaterial as of the end of the reporting period.

Motorola's research and development expense was $695 million in the third quarter of 1997, compared with $617 million in the third quarter of 1996. Research and development expenditures for the year ended December 31, 1996 were $2.4 billion. The Company continues to believe that a strong commitment to research and development drives long-term growth. At September 27, 1997, the Company's fixed asset expenditures for the third quarter totaled $831 million, compared with $579 million in the third quarter of 1996. The Company is currently anticipating that fixed asset expenditures for 1997 will be flat with the $3 billion spent in 1996.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was 7.8 percent based on the performance of the four preceding fiscal quarters ending September 27, 1997, compared with 8.5 percent based on the performance of the four preceding fiscal quarters ending September 28, 1996. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.49 at September 27, 1997, compared to 1.42 at December 31, 1996.

Outlook:

The Company is continuing the process, which was initiated at the end of 1996, of reviewing businesses and development programs that have not lived up to expectations while redirecting resources to core technologies and development programs with the most potential. This review process is expected to conclude by the end of the year and may result in additional pre-tax charges of up to $100 million against earnings in the fourth quarter.

Business Risks:

Statements that are not historical facts are forward-looking and involve risks and uncertainties. These forward-looking statements include those in "Outlook" and those about (i) Motorola's review of its businesses and possible charges resulting therefrom, (ii) the continuation of weakness in the market for paging products in China, (iii) exploration of strategic options with regard to the analog modem business, (iv) deployment and commercialization of IRIDIUM(R) products and services,
(v) the Iridium LLC financing negotiations, (vi) expenses relating to Iridium LLC and the commercialization of the flat panel display business, (vii) refocusing resources in connection with the exit from the MacOS(R)-compatible computer systems business and (viii) fixed asset expenditures. Motorola wishes to caution the reader that the factors below along with the factors set forth in Motorola's 1996 Form 10/K-A on pages 14 and 15 of Item 7 and in Motorola's other SEC filings could affect, and in some cases have affected, Motorola's actual results causing results to differ materially from those in any forward-looking statement. These factors include: (i) the success of strategic decisions to improve performance, (ii) the ability of Motorola to contain costs and charges against earnings as a result of any actions taken to improve performance, (iii) currency stability and the rate of growth in emerging markets, (iv) unforeseen expenses in connection with the decision to depart from the MacOS-compatible computer systems business, (v) pricing of MacOS-compatible computer systems products during the market exit period, (vi) pricing pressures and demand for products, (vii) product and technology development and commercialization risks and uncertainties, including unforeseen expenses, for new digital technologies, newer messaging services, smartcards, new PowerPC(TM) architecture, IRIDIUM products and services and flat panel displays;
(viii) the uncertainty of Iridium LLC future financing, (ix) continued weak demand for paging products in China and North America, (x) management's ability to integrate newly-acquired entities into Motorola's overall business strategy, and (xi) the impact of any strategic decisions relating to the analog modem business.


IRIDIUM(R) is a registered trademark and service mark of Iridium LLC. MacOS(R) is a registered trademark of Apple Computer, Inc.
PowerPC(TM) is a trademark of IBM Corporation.
(R) Reg. U.S. Pat. & Tm. Off.

              Motorola, Inc. and Consolidated Subsidiaries
               Information by Industry Segment (Unaudited)

Summarized below are the Company's segment sales as defined by industry segment for the three months and nine months ended September 27, 1997 and September 28, 1996:
                                          Segment Sales
                                     for the Three Months Ended
                                   Sept. 27,   Sept. 28,
(Dollars in millions)                1997        1996     % Change

Cellular Products                   $2,778       $2,474       12

Semiconductor Products               2,074        1,849       12

Messaging, Information and
  Media Products                       885        1,021      (13)

Land Mobile Products                 1,280          935       37

Other Products                       1,120          870       29

Adjustments and eliminations          (784)        (651)      21

   Industry segment totals          $7,353       $6,498       13


                                           Segment Sales
                                      for the Nine Months Ended
                                   Sept. 27,    Sept. 28,
(Dollars in millions)                1997         1996     % Change

Cellular Products                   $8,315       $7,725       8

Semiconductor Products               5,914        5,975      (1)

Messaging, Information and
  Media Products                     2,944        3,082      (5)

Land Mobile Products                 3,417        2,709      26

Other Products                       3,162        2,774      14

Adjustments and eliminations        (2,236)      (1,977)     13

   Industry segment totals         $21,516      $20,288       6


Part II - Other Information

Item 1 - Legal Proceedings

Motorola is a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. Farr v. Motorola, a personal injury and wrongful death lawsuit based on allegations of environmental contamination, was settled and dismissed with prejudice on September 5, 1997. On August 8, 1997, Motorola was served in Dawson, et al. v. Motorola, et al., a personal injury case involving 16 plaintiffs and the same multiple defendants named in the Lofgren, Bentancourt, Ford and Wilkins lawsuits. A portion of the Lofgren matter has been set for trial on January 5, 1998.

Motorola is a defendant in several cases arising out of Motorola's manufacture and sale of portable cellular telephones. On August 8, 1997, Crist v. Motorola and Wright v. Motorola were dismissed without prejudice.

See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1996 and Item 1 of Part II of the Company's Forms 10-Q for the periods ending March 29, 1997 and June 28, 1997 for additional disclosures regarding pending cases.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition, liquidity or results of operations of Motorola.

Item 2 - Changes in Securities
Not applicable.

Item 3 - Defaults Upon Senior Securities
Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5 - Other Information

Sale of 100-Year Debentures.
On October 10, 1997, the Company sold an aggregate face principal amount of $300 million of 5.22% Debentures due October 1, 2097. The Debentures were issued at a price to the public of 75.55% of their face value. The net proceeds to the Company from the issue and sale of the Debentures were $224,383,500. The Company intends to use the proceeds to reduce short-term indebtedness and for other general corporate purposes.

Stock Repurchase Program.
The Company has established the Motorola Stakeholders Plan, a worldwide employee bonus plan that will generally be available to all employees who are not eligible for the Motorola Executive Incentive Plan or certain other bonus programs. In connection with the Stakeholders Plan, which is effective as of January 1, 1997, the Motorola Worldwide RONA Bonus Plan has been terminated. Pursuant to the Stakeholders Plan, if the Company and its major business units meet certain financial targets, the participants will receive an annual bonus paid 50% in cash and 50% in shares of the Company's common stock (except in jurisdictions where delivery of stock bonuses is not legally practical, in which jurisdictions bonuses will be paid 100% in cash). If the financial targets are met, bonuses will be calculated and paid in the first quarter of the following year.

In connection with the Stakeholders Plan, the Company will be implementing a stock repurchase program beginning in the fourth quarter of 1997. From time to time the Company will purchase shares of its common stock on the open market and hold those shares in treasury for potential payment of bonuses under the Stakeholders Plan. The Company's intent is that all shares obtained pursuant to this repurchase program will be used in connection with the Stakeholders Plan. The Company estimates that the number of shares of common stock acquired under the repurchase program in any year will be less than 1% of the Company's total number of shares of common stock outstanding.

Item 6 - Exhibits and Reports on Form 8-K.
    (a)  Exhibits

     1 Underwriting Agreement dated October 7, 1997 by and among Motorola, Inc., Merrill Lynch, Pierce, Fenner & Smith
         Incorporated, Goldman, Sachs & Co. and Morgan Stanley & Co.
         Incorporated.

     4   Specimen of 5.22% Debenture due October 1, 2097.

    11 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common Equivalent Share for the Three Months Ended September 27, 1997 and September 28, 1996.

    11.1 Motorola, Inc. and Consolidated Subsidiaries Primary and Fully Diluted Earnings Per Common and Common Equivalent Share for the Nine Months Ended September 27, 1997 and September 28, 1996.

    12   Calculation of Ratio of Earnings to Fixed Charges of the
         Company.

    27   Financial Data Schedule (filed only electronically with the
         SEC).

    (b)  Reports on Form 8-K.
         No reports on Form 8-K were filed during the third quarter of 1997.


                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOTOROLA, INC.
                                 (Registrant)


Date:  Nov. 7, 1997             By: /s/ Kenneth J. Johnson
                                Kenneth J. Johnson
                                Senior Vice President and Controller
                                (Chief Accounting Officer and Duly
                                Authorized Officer of the Registrant)


EXHIBIT INDEX


Number    Description of Exhibits

1 Underwriting Agreement dated October 7, 1997 by and among Motorola, Inc., Merrill Lynch, Pierce, Fenner & Smith
          Incorporated, Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.

4         Specimen of 5.22% Debenture due October 1, 2097.

11        Motorola, Inc. and Consolidated Subsidiaries
          Primary and Fully Diluted Earnings Per
          Common and Common Equivalent Share for the Three
          Months Ended September 27, 1997 and September 28, 1996

11.1      Motorola, Inc. and Consolidated Subsidiaries
          Primary and Fully Diluted Earnings Per
          Common and Common Equivalent Share for the Nine
          Months Ended September 27, 1997 and September 28, 1996

12        Calculation of Ratio of Earnings to Fixed Charges of the
          Company

27        Financial Data Schedule
          (filed only electronically with the SEC)