Form 10-K
period 1997-12-31
MOTOROLA INC
filed 1998-03-20
CIK 68505

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

[_]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to______________

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

          Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of Each Exchange on
       Title of Each Class                              Which Registered
       -------------------                          ------------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 1998 was approximately $34.4 billion (based on closing sale price of $59.5625 per share as reported for the New York Stock Exchange-Composite Transactions).

   The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 1998 was 597,503,874.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      Document                                            Location in Form 10-K
                                      --------                                           -----------------------
Portions of Registrant's Proxy Statement for 1998 Annual Meeting of Stockholders         Parts I, II, III and IV
Including Management's Discussion and Analysis and Consolidated Financial Statements

                                    PART I
Item 1:  Business

 (a)  General development of business.

  Motorola, Inc. is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196 (telephone number: 847-576-5000).

  Motorola is one of the world's leading providers of wireless communications, semiconductors and advanced electronic systems, components and services. Major equipment businesses include cellular telephone, two-way radio, paging and data communications, personal communications, automotive, defense and space electronics and computers. Motorola semiconductors power communication devices, computers and millions of other products.

  The term "Motorola" as used hereinafter means Motorola, Inc. or Motorola, Inc. and its subsidiaries, as the context requires. "Motorola" is a registered trademark of Motorola, Inc.

 (b)  Financial information about industry segments.

  The response to this section of Item 1 incorporates by reference Note 8, "Information by Industry Segment and Geographic Region," of the Notes to the Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1998 annual meeting of stockholders.

 (c)  Narrative description of business.

  Cellular Products

  The Cellular Subscriber Sector ("CSS") primarily designs, manufactures, distributes, markets and services subscriber radio-telephone equipment for cellular and personal communications networks. In addition, CSS resells cellular line service in the U.S., Germany, France, Belgium, and the U.K. markets. CSS's products include mobile, personal and wearable cellular telephones and related accessories. Products are marketed worldwide through carriers, distributors, dealers, retailers, and, in certain markets, through a direct sales force. Products are also distributed through licensees in China and Latin America.

  The Cellular Infrastructure Group ("CIG") (part of the Cellular Networks and Space Sector) primarily designs, manufactures, distributes, installs, markets and services cellular infrastructure equipment. CIG's products include electronic exchanges (i.e., telephone switches), base site controllers and radio base stations for Code Division Multiple Access ("CDMA"), Personal Communication Systems ("PCS"), Personal Digital Cellular ("PDC"), Global System for Mobile Communications ("GSM") and analog technologies. Products are marketed worldwide through a direct sales force.

  The segment also is a joint venture partner in cellular operating systems in a number of international jurisdictions and is an investor in IRIDIUM(R) gateway companies.

  Radio frequencies are required to provide cellular services. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to cellular services. The growth of the cellular and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Such occurrences might have an effect on the segment's results.

  The segment has a few customers that, collectively, the loss of, or a significant reduction in purchases by, could have a material adverse effect on the results of the segment.

  CSS carries reasonable product inventories in distribution centers to meet customer delivery requirements. As a general rule, CSS does not permit customers to return merchandise and does not grant extended payment terms, although exceptions may be made if necessary to meet unique market conditions. In CIG, payment terms are particular to individual contracts, a majority of which provide for the hold back of certain residual payments until system acceptance by the customer. CIG permits customer returns in accordance with specific contract terms. For qualifying customers, CIG finances equipment purchases under various arrangements.

  Participation in a very competitive industry, with constant changes in technology, requires continuing and extensive investment in research and development programs. Management believes, looking forward, that Motorola's commitment to research and development programs to improve existing products and services and to develop new products and services, together with its utilization of state-of-the-art technology, should allow the segment to remain competitive.

  The segment experiences intense competition in world-wide markets from numerous competitors ranging in size from some of the world's largest companies to small, specialized firms. Competitive factors in the market for the segment's products are price, service, delivery, quality, availability, warranty, product features, company image, time-to-market and product and system performance.

  The segment's backlog amounted to $2.19 billion at December 31, 1997 and $1.94 billion at December 31, 1996. The 1997 order backlog is believed to be generally firm and 100% of that amount is expected to be shipped in 1998. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the percentage of the 1997 backlog actually shipped to change.

  Materials used in the segment's operations are generally second-sourced to ensure a continuity of supply. Occasional shortages in purchased components do occur. Energy necessary for the segment's manufacturing facilities consists of electricity, natural gas and gasoline, all of which are currently in generally adequate supply. The segment's facilities are highly automated and, therefore, require a reliable source of electrical power. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment's results.

  Patent protection is extremely important to the segment's operations. The segment has an extensive portfolio of patents relating to its products, systems, technologies and manufacturing processes. Reference is made to the material under the heading "General" for information relating to patents and trademarks and the seasonality of business with respect to this segment.

  CSS's headquarters are located in Libertyville, Illinois. CSS operates manufacturing facilities in Libertyville and Harvard, Illinois; Easter Inch, Scotland; Flensburg, Germany; Tianjin, China; and Campinas, Brazil. CSS also has manufacturing licensees in China and Latin America.

  CIG's headquarters are located in Arlington Heights, Illinois. CIG operates manufacturing facilities in Arlington Heights and McHenry, Illinois; Fort Worth, Texas; Jaguariuna, Brazil; Hangzhou, China; and Swindon, England.

 Semiconductor Products

  Semiconductors control and amplify electrical signals and are used in a broad range of electronic products, including consumer electronic products, computers, communications equipment, solid-state ignition systems and other automotive electronic products, major home appliances, industrial controls, robotics, aircraft, space vehicles, calculators and automatic controls.

  The semiconductor products manufactured by Motorola's Semiconductor Products Sector ("SPS") include integrated circuit devices (metal-oxide semiconductor, gallium arsenide and bipolar) such as high-performance microprocessors, microcontrollers and peripherals; digital signal processors; flash, electrically erasable programmable read-only, and proprietary fast static random access memories; custom and proprietary bipolar and MOS digital-analog components; emitter-coupled logic; programmable logic devices; deep submicron CMOS gate array, cell-based and customizable standard products; rectifiers; zener and tuning diodes; power and small signal transistors; RF and microwave devices, thyristors, optoelectronics and sensors.

  SPS sells its products worldwide to original equipment manufacturers and a network of industrial distributors through its own sales force, agents and distributors. Products manufactured by SPS are also supplied to other operating units of Motorola. Other businesses of Motorola collectively constitute the segment's largest customer, and the loss of, or a significant reduction in purchases by, them has and could continue to affect SPS's results. Customers are allowed to return merchandise for the longer of, (i) the product warranty period of the distributor or (ii) three years. The segment and its results are affected by the cyclical nature of the semiconductor industry. Available capacity, cyclical customer demands, new product introductions and aggressive pricing has and could continue to impact its business and results.

  In 1997, the segment experienced underutilization of certain of its production facilities due to reduced market demand. The segment's capacity for certain other products is being increased to meet current market demand. In addition, the segment supplements its internal manufacturing capacity with joint venture manufacturing facilities and purchases of products from outside vendors.

  The semiconductor industry is subject to rapid changes in technology, and requires a high level of capital spending and an extensive research, development and design program to maintain state-of-the-art technology. Accordingly, SPS maintains an extensive research and development program in advanced semiconductor technology and a significant portion of Motorola's capital expenditures have historically been, and are expected to continue to be, for semiconductor facilities.

  The segment's backlog amounted to $1.77 billion at December 31, 1997 and $2.32 billion at December 31, 1996. Although the segment experienced a gradual sequential quarterly increase in orders throughout the year, the backlog declined due to a change in financial backlog reporting that recognizes, financially, only those orders scheduled by Motorola for delivery within the next quarter. Orders may be and are placed by customers for delivery up to 12 months in the future but for purposes of calculating backlog only the next 13 weeks requirements are reported. On a consistent basis, after accounting for the change in reporting, backlog was up slightly for the year. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Binding agreements calling for the sale of specific quantities at specific prices are, typically, contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, the segment believes that most of its order backlog is cancellable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

   SPS experiences intense competition from numerous competitors ranging from large companies offering a full range of products to small companies specializing in certain segments of the market. The competitive environment also is changing as a result of increased alliances between competitors. The segment competes in many semiconductor markets, including the telecommunications, personal computer/work station, industrial, transportation, consumer, computer, and distributor markets. Due to the multitude of competitors, price, service, technology, warranty, availability, time-to-market, product features, company image and product quality are important factors in competition. The ability to develop new products to meet customer requirements and to meet customer delivery schedules also are competitive factors.
Management believes, looking forward, that Motorola's commitment to research and development programs to improve existing products and to develop new products, together with its utilization of state-of-the-art technology, should allow the segment to remain competitive.

  The segment is not currently experiencing any shortages in obtaining raw materials. A significant portion of certain materials and parts used by SPS is supplied from a single country. With respect to other materials, the segment is seeking additional sources of supply to minimize the risk of obtaining materials from only a few sources. Electricity, oil and natural gas are used extensively in the segment's operations. All of these energy sources are available in adequate quantities for current needs. Electricity and oil are the primary energy sources for the segment's foreign operations, and presently, there are no shortages of these sources although the reliability of electrical power has been a problem from time to time. Difficulties in obtaining any of the aforementioned items could affect SPS's results.

  Reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality of business with respect to this industry segment.

  The Semiconductor Products segment's headquarters are in Austin, Texas. Its major facilities are located in Austin, Texas; Chandler, Mesa, Phoenix and Tempe, Arizona; Irvine, California; Research Triangle Park, North Carolina; Tianjin, China; Toulouse, France; Munich, Germany; Kwai Chung and Tai Po, Hong Kong; Aizu, Sendai and Tokyo, Japan; Paju, Korea; Geneva, Switzerland; Tel Aviv, Israel; Kuala Lumpur and Seremban, Malaysia; Guadalajara, Mexico; Carmona and Manila, the Philippines; Singapore; Chung-Li, Taiwan; and East Kilbride and South Queensferry, Scotland. In addition, a new site in West Creek, Virginia is expected to begin construction in 1998.

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

  The principal customers for two-way radio products and systems include public safety agencies, such as police, fire, highway maintenance departments and forestry services; petroleum companies; gas, electric and water utilities; telephone companies; diverse industrial companies; mining companies; transportation companies such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals; and companies in the construction, vending machine and service businesses. Also, there is an emerging consumer two-way radio market using the products for personal and family communication needs. These products are also sold and leased to various federal agencies for many uses. Sales of iDEN(R) equipment to Nextel Communications, Inc. represent a material part of the business of LMPS. The impact of losing this customer could have a material adverse effect on the performance of the segment. In addition, LMPS has a few customers that, collectively, the loss of, or a significant reduction in purchases by, could be material to its business.

  Users of two-way radios are regulated by a variety of governmental and other regulatory agencies throughout the world. In the United States, users of two-way radios are licensed by the Federal Communication Commission ("FCC") which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. The FCC has authorized two services and specific channels for consumer applications; the General Mobile Radio Service requires a license for consumers while the Family Radio Service does not require a license. The FCC's authority includes, among other things, the power to classify radio stations, prescribe the nature of the service to be rendered by each class of station, assign frequencies to the various classes of stations and regulate the kinds of equipment which may be used. Regulatory agencies in other countries have similar types of authority. Consequently, the business and results of this segment could be affected by the rules and regulations adopted by the FCC or regulatory agencies in other countries from time to time. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the two-way radio communications industry may be affected, however, by the regulations of the FCC or other regulatory agencies relating to the allocation of frequencies for land mobile communications users, especially in urban areas where such frequencies are heavily used.

  LMPS also manufactures and sells signaling and control systems and communication control centers used in two-way radio operations. Additionally, in 1997 LMPS announced a solutions portfolio of smart card products and systems ranging from combination contacted/contactless cards, readers and terminals, network infrastructure and system integration services that support multiple smart card applications for customers worldwide.

  This segment carries on an extensive product development program. Its products make substantial use of solid-state semiconductor components, including integrated circuits. Management believes, looking forward, that Motorola's commitment to research and development programs for improving existing products and services and developing new products and services, together with its utilization of state-of-the-art technology, should allow this segment to remain competitive.

  The products manufactured and marketed by LMPS are sold directly through its own distribution force, or through independent authorized distributors and dealers, commercial mobile radio service operators and independent commission sales representatives. The direct distribution force also provides system engineering and technical services to meet the customer's particular needs. The customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of Motorola authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations.

  Leasing and conditional sale arrangements are also made available to customers. The majority of the leases and conditional sale contracts entered into by LMPS are sold to several unaffiliated finance companies and banks on terms which, in some instances, provide recourse to Motorola with certain limitations. In addition, a significant number of leases and conditional sale contracts are sold to a Motorola finance subsidiary. Subscriber units are sold directly and through indirect distribution channels. In certain circumstances, LMPS permits customers to return products in accordance with industry practices. LMPS provides custom products based on assembling basic units into a large variety of models or combinations. This requires the stocking of inventories and large varieties of piece parts as well as a variety of basic level assemblies in order to meet short delivery requirements.

  This segment's backlog amounted to $1.37 billion at December 31, 1997 and $1.18 billion at December 31, 1996. The 1997 backlog amount is believed to be generally firm, and approximately 93% of that amount is expected to be shipped during 1998. This forward-looking estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1997 backlog actually shipped to change.

  This segment experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to foreign state-owned telecommunications companies to many small, specialized firms. Competitive factors for LMPS include: price, product performance, product quality, quality and availability of service, and quality and availability of systems engineering, with no one factor being dominant. An additional factor is vendor financing because customers continue looking to equipment vendors as one additional source of funding.

  Availability of materials and components required by this segment is relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages and affect results. Direct sourcing of materials and components from foreign suppliers is becoming more extensive. LMPS operates certain offshore subassembly plants, the loss of one or more of which could constrain its production capabilities and affect results. Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy. Current supplies of these forms of energy are generally considered to be adequate for this segment's United States and foreign operations. However, difficulties in obtaining any of the aforementioned items could affect the segment's results.

  Patent protection is very important to the segment's business. Reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this segment.

  This segment's headquarters are located in Schaumburg, Illinois, with major manufacturing facilities in Schaumburg, Illinois; Plantation, Florida; Mount Pleasant, Iowa; Swords, Ireland; Arad, Israel; Penang, Malaysia; Berlin, Germany; and Tianjian, China.

 Messaging, Information and Media Products

  Motorola's Messaging, Information and Media Sector ("MIMS") manufactures, distributes and sells paging subscriber, paging infrastructure, and related products such as paging software and accessories. MIMS also provides network services for paging and wireless data and gateway communication subscribers through wholly owned and operated businesses as well as domestic and international joint ventures. It also manufactures and sells modems, analog and digital transmission devices and other data communication devices. In addition, MIMS manufactures equipment that enables voice, video and high-speed data communications over cable networks. It also offers handwriting and speech recognition software for various applications. MIMS provides equipment and systems to meet the communication needs of many different types of business, institutional and governmental organizations. Also, there is a growing base of paging and modem customers using the products for personal and family communication needs. A majority of MIMS manufacturing, distribution and sales occurs outside of the United States.

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

  MIMS products are sold worldwide through both domestic and international sales organizations, which sell through direct and indirect channels such as distributors, retailers and value-added resellers. Consistent with general practices in the industry, under certain limited circumstances, the MIMS businesses allow customer returns. Payment terms are set based upon industry and regional practices for each product channel and extended payment terms are granted temporarily only in rare cases. MIMS carries reasonable product inventories to meet customer delivery requirements.

  MIMS has a few customers that, collectively, the loss of, or a significant reduction in purchases by, could have a material adverse effect on the results of the segment.

  This segment carries on an extensive product development program. Its products make substantial use of solid-state semiconductor components, including integrated circuits. Management believes, looking forward, that Motorola's commitment to research and development programs for improving existing products and services and developing new products and services, together with its utilization of state-of-the-art technology, should allow this segment to remain competitive.

  This segment experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to foreign state-owned telecommunications companies to many small, specialized firms. The principal manufacturing operations of many competitors are located outside of the United States which may serve to reduce their manufacturing costs and enhance their brand recognition in their locale. Competitive factors for MIMS include, but are not limited to, price, quality, time-to-market, technology, company image, service, warranty, product features and availability.

  The segment's backlog amounted to $428 million at December 31, 1997 and $775 million at December 31, 1996. The 1997 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1998. This forward-looking estimate of the firmness of such orders is subject to future events, which may cause the percentage of the 1997 backlog actually shipped to change.

  Materials and components required by this segment are relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages. Occasionally, shortages or extended delivery periods have occurred in various component parts, the effects of which have generally been industry-wide and short in duration. Natural gas, electricity and oil are the primary sources of energy necessary for the segment's operations. These types of energy are currently readily available, but difficulties in obtaining any of the aforementioned items could affect the segment's results.

  Patent protection is very important to the segment's business. Reference is made to the material under the heading "General" for information relating to patents and trademarks and seasonality with respect to this segment.

  This segment's headquarters are located in Schaumburg, Illinois, with manufacturing facilities in Huntsville, Alabama; Boynton Beach, Florida; Lake Zurich, Illinois; Mansfield, Massachusetts; Ft. Worth, Texas; Tianjin, China; Bangalore, India; Dublin, Ireland; Seoul, Korea; Chihuahua, Mexico; Vega Baja, Puerto Rico; and Singapore; additionally, software development and administration offices are located in Palo Alto, California; Alpharetta, Georgia; Arlington Heights, Illinois; Bothell, Washington; Mississuaga, Canada and Richmond, Canada.

 OTHER PRODUCTS

 Automotive, Component, Computer and Energy Sector

  The Automotive, Component, Computer and Energy Sector ("ACCES") (formerly the Automotive, Energy and Components Sector) manufactures and sells products in four major categories: automotive and industrial electronics; energy storage products and systems; printed circuit boards, ceramic and quartz electronic components, and electronic fluorescent ballasts; and multi-function embedded board and computer system products. As of January 19, 1998, ACCES now includes the Motorola Computer Group ("MCG"), which develops, manufactures, sells and services multi-function computer systems and board level products, together with operating systems and system enablers based on the Motorola 68000, 88000, PowerPC/TM/ series microprocessors, and Intel Pentium/TM/ microprocessors. In addition, ACCES established a Flat Panel Display Division to develop the next generation of flat panel displays and is involved in several joint ventures.

  ACCES sells its automotive and industrial electronics products to original equipment manufacturers, including foreign and domestic automobile manufacturers, heavy vehicle manufacturers, farm equipment manufacturers and industrial customers. The energy storage products business and the ceramic and quartz products business sell primarily to other industry segments within Motorola, principally the Land Mobile Products, Messaging, Information and Media Products and Cellular Products segments. A large part of the Sector's business is dependent upon the business of these other Motorola industry segments, collectively, and two other external customers. The loss of any of these three customers could have a material adverse effect on the business of ACCES.

  MCG's products are sold worldwide to a variety of customers, some of whom produce computer products which compete with MCG. MCG's products are marketed to original equipment manufacturers and industrial distributors throughout the world.

  Demand for ACCES's automotive and industrial electronics products is linked to automobile sales in the United States and other countries where ACCES sells its products. Demand for MCG's products is linked to automation equipment manufacturing in the United States and other countries where MCG sells its products. The Sector (including MCG) experiences competition from numerous global competitors including automobile manufacturers. Competitive factors in the sale of ACCES's products (including MCG's products) include price, product quality and performance, supply integrity, delivery, quality reputation, experience, responsiveness and design and manufacturing technology. An additional factor for MCG's products is the availability of software.

  The Sector's backlog (including MCG) amounted to $309 million at December 31, 1997 and $330 million at December 31, 1996. The 1997 backlog for the Sector (including MCG) is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1998. This forward-looking estimate of the firmness of such orders is subject to future events which may cause the percentage of the 1997 backlog actually shipped to change.

  All materials used by ACCES in its operations have good availability at this time. The Sector uses electricity and gas in its operations, which are currently adequate in supply. However, difficulties in obtaining any of the aforementioned items could affect ACCES's results.

  Patent protection is important to the Sector's business and, in particular, is very important to the business of the Flat Panel Display Division. Reference is made to the material under the heading "General" for information relating to patents and trademarks with respect to this Sector.

  The Sector's headquarters are located in Northbrook, Illinois. It also has manufacturing operations located in Scottsdale and Tempe, Arizona; Atlanta, Georgia; Buffalo Grove, Schaumburg and Vernon Hills, Illinois; Albuquerque, New Mexico; Elma, New York; Carlisle, Pennsylvania; Seguin, Texas; Tianjin, China; San Jose, Costa Rica; Stotfold, England; Angers, France; Dublin, Ireland; Penang, Malaysia; Singapore; and Chung-Li, Taiwan.

 Space and Systems Technology Group

  The Space and Systems Technology Group ("SSTG") (part of the Cellular Networks and Space Sector) is engaged in the design, development and production of advanced electronic communication systems and products for a host of international and domestic commercial and government users. The emphasis of SSTG is to be a premier systems developer and integrator. SSTG provides electronic and communications equipment products that have various applications based upon customer requirements of the Group's business segments including government and satellite communications.

  SSTG's government business operations primarily perform research, development and production work under contracts with governmental agencies, but also conduct independent research and development programs. They produce diversified military electronic equipment, including military communications equipment, data links, display systems, missile guidance equipment, electronic ordnance devices and drone electronic systems. The government business operations have been predominantly dependent on the United States Government as the main customer, acting as either a prime contractor or a subcontractor to other prime contractors. The total loss of this business could have a material adverse effect on SSTG. Contracts are secured from United States Government agencies and their suppliers by negotiation and competitive bids. The government acquisition environment is highly regulated and continues to be more competitive. Competition has increased substantially in all aspects of the government business due to a reduction and slowdown in acquisition resulting from a lower defense budget. Competitors include large and small technically competent firms. Some competitors from whom the government business operations procured subcontract work in the past are becoming more vertically integrated and are performing the work previously subcontracted. The government business operations expect to continue to meet competition on the basis of price and quality of product performance. Additionally, they are looking to leverage growth by applying their core technologies to commercial opportunities.

  The satellite communications business, Satellite Communications Group ("SCG"), designs, builds, and markets space-based telecommunications systems. Currently, SCG is fulfilling the terms of a contract with Iridium LLC, an entity of which Motorola owns approximately 20%, to build and deploy a satellite communications network, known as IRIDIUM(R), as well as undertaking research and development on other communications systems. The IRIDIUM system is being designed to provide global digital service to handheld telephones and related equipment. The IRIDIUM system involves four components: (1) a constellation of low earth orbit satellites, (2) centralized system control centers, (3) approximately ten gateways located throughout the world; and (4) individual subscriber units for voice, data, facsimile and paging. SCG is the prime contractor under contracts with Iridium LLC to provide and launch the satellites, construct the centralized system control centers and gateways; maintain the performance of the constellation and provide certain computer systems and software for the system.

  No low-earth orbit, worldwide satellite-based communications network currently exists for general public use, although a few are planned by competitors. Competition for these systems is generally on the basis of first-to-market, available geographical coverage and quality and reliability of service. As of December 31, 1997, Motorola had successfully manufactured and deployed 46 satellites for the 66 satellite constellation for the IRIDIUM system. Of the 46 satellites in orbit, 44 were operational.

  Motorola has executed three contracts with Iridium LLC for the construction and operation of the global communications system, providing for payments to Motorola over a ten-year period which began in 1993. Motorola has in turn entered into significant subcontracts for portions of the system, for which it will remain contractually and financially obligated even if Iridium LLC is unable to satisfy the terms of the contracts with Motorola, including funding. During the last five years, these contracts for IRIDIUM development effort have become a significant portion of SSTG's business and are expected to remain a major contributor to SSTG's sales for the next several years. Iridium LLC's failure to make payments under these contracts or the loss of this business could have a material adverse effect on SSTG.

  Total sales for SSTG include sales made to a number of governments and corporations. Products of SSTG are marketed outside the United States by a few distributors, by independent representatives, and by SSTG's own sales force. In 1997, a small percentage (approximately 4%) of SSTG's business was conducted internationally, primarily through the government business operations. These sales generally relate to the development and deployment of defense, security, and commercial air traffic management systems with selected countries, concentrated in the Asia-Pacific region, Europe and Canada.

  SSTG customer returns, when allowed, provide for only repair or replacement of products under warranty. The U.S. Government requests warranty coverage for essential performance requirements along with design and manufacturing requirements on those systems used to carry out combat and support missions. SSTG does not carry significant amounts of inventory to meet delivery requirements of customers because it has not experienced serious source supply issues.

  SSTG's backlog amounted to $1.48 billion at December 31, 1997 and $1.02 billion at December 31, 1996. The 1997 backlog is believed to be generally firm and 86% of that amount is expected to be shipped during 1998. All contracts with the United States Government are subject to cancellation at the convenience of the Government, and the contracts with Iridium LLC may be terminated by Iridium LLC pursuant to the terms set forth in the contracts. The forward-looking estimate of the firmness of the 1997 backlog as discussed above is subject to future events which may cause the percentage of the 1997 backlog actually shipped to change.

  Materials used by SSTG in its operations are generally available. Natural gas and electricity are the principle types of energy used, and availability of both to SSTG is currently adequate. Difficulties in obtaining any of the aforementioned items could affect SSTG's results.

  Patents continue to become more important to SSTG as competition increases in a declining United States Government market and as SSTG expands commercial opportunities. Reference is made to the material under the heading "General" for information related to patents and trademarks.

  The Group has its headquarters in Scottsdale, Arizona, with manufacturing facilities in Scottsdale and Chandler, Arizona.

 General

  Customers. Motorola is not dependent for a material part of its overall business upon a single or a very few customers. Approximately 2.8% of Motorola's total sales and revenues in 1997 were received from various branches and agencies, including the armed services, of the United States Government.

  All contracts with the United States Government are subject to cancellation at the convenience of the Government.

  Government contractors, including Motorola, are routinely subjected to numerous audits and investigations, which may be either civil or criminal in nature. The consequences of these audits and investigations may include administrative action to suspend business dealings with the contractor and to exclude it from receiving new business. In addition, Motorola, like other contractors, is internally reviewing aspects of its government contracting operations, and, where appropriate, taking corrective actions and making voluntary disclosures to the Government. These audits and investigations could adversely affect Motorola and its results.

  Backlog. Motorola's aggregate backlog position, including the backlog position of subsidiaries through which some of its business units operate, as of the end of the last two fiscal years, was approximately as follows:

     December 31, 1997................................$7.55 billion
     December 31, 1996................................$7.57 billion

  Except as previously discussed in this Item 1(c), the orders supporting the 1997 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 96% of orders on hand at December 31, 1997 are expected to be shipped during 1998. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.

  The Semiconductor Products segment's backlog position declined due to the change in financial backlog reporting described previously in Item 1(c). In addition, the aggregate backlog position for 1996 has been revised to reflect the change in financial backlog reporting methodology implemented by certain business units in 1997.

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

  Research and Development. Throughout its history, Motorola has relied, and continues to rely, primarily on its research and development programs for the development of new products and its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola's industry segments on a regular basis. Research and development expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $2,748 million in 1997, $2,394 million in 1996 and $2,197 million in 1995.

  In addition, research funded under customer-sponsored contracts amounted to approximately $616 million in 1997, $758 million in 1996 and $546 million in 1995.

  Approximately 16,700 professional employees were engaged in such research activities (including customer-sponsored contracts) during 1997.

  Patents and Trademarks. Motorola owns 9,252 patents in the United States and 9,870 in foreign countries. These foreign patents are counterparts of Motorola's United States patents. During 1997, Motorola was granted 1,208 United States patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. In some instances, certain of the patents licensed by Motorola to others have generated significant amounts of revenue to Motorola.

  Motorola considers its trademark "MOTOROLA" and the "M Symbol" logo to be valuable assets. These are protected through trademark registrations. Other trademarks of Motorola are protected and registered in the relevant markets, but are used only on limited product lines.

  Environmental Quality. Motorola operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The balance of the response to this section of Item 1 incorporates by reference the information contained in Note 7, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements under the caption "Environmental and Legal" contained in the attachment to Motorola's Proxy Statement for the 1998 annual meeting of stockholders.

  Miscellaneous. At December 31, 1997, there were approximately 150,000 employees of Motorola and its subsidiaries. The business of Motorola and its industry segments has certain seasonal characteristics: the Semiconductor Products segment has tended to have stronger, seasonally-adjusted sales in the first half of the year; and sales of products, such as cellular telephones and pagers, in consumer markets tend to increase in the fourth quarter. An increase or decrease in large system orders in the Cellular Infrastructure Group and the Land Mobile Products segment could cause volatility in orders, revenues and profits recognized in any particular period.

  Business Risk Factors. Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Cellular Products," about the allocation and regulation of frequencies, development of technologies, expected shipments during 1998, the loss of material customers, competitiveness through research and development and utilization of technology and the availability of supplies; (ii) "Semiconductor Products," about the loss of or reduction in purchases by customers, the impact of available capacity, cyclical customer demands, new product introductions and aggressive pricing, expected shipments during 1998, backlog, competitiveness through research and development and utilization of technology, the availability of supplies and the construction of new facilities; (iii) "Land Mobile Products," about the loss of material customers, the allocation and regulation of frequencies, expected shipments during 1998, competitiveness through research and development and utilization of technology and the availability of supplies; (iv) "Messaging, Information and Media Products," about the allocation of frequencies, development of technologies, competitiveness through research and development and utilization of technology, expected shipments during 1998, the loss of material customers and the availability of supplies; (v) "Automotive, Component, Computer and Energy Sector," about the loss of material customers, expected shipments during 1998 and the availability of supplies; (vi) "Space and Systems Technology Group," about the loss of material customers, competitiveness, the impact of Motorola's investment in Iridium LLC, expected shipments during 1998 and the availability of supplies; and (vii) "General," about expected shipments during 1998, seasonality, and large system orders.

  Motorola wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, Motorola's actual results and could cause Motorola's actual consolidated results during 1998, and beyond, to differ materially from those expressed in any forward looking statements made by, or on behalf of, Motorola:

  . Motorola's actions in connection with continued and increasing price and product competition in many product areas, including, but not limited to semiconductor products, digital cellular subscriber products and cellular infrastructure equipment, paging and messaging products and infrastructure and the impact on sales margins for those items;

  . Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated, such as two-way and voice paging, CDMA for cellular and PCS systems, wireless local loop products, flat panel display products, products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems, integrated digital radios, smart cards and other semiconductor products; the failure of customers to accept these products or technologies when planned, particularly as Motorola's focus on the consumer market increases; any defects in products; Motorola's inability to differentiate its products; and a failure of manufacturing economies to develop when planned;

  . Risks related to the trend towards increasingly large system contracts for CIG, LMPS and SSTG infrastructure equipment and the resulting reliance on large customers; the technological risks of such contracts, especially when the contracts involve new technology such as CDMA; and financial risks to Motorola under these contracts, including the difficulty of projecting costs associated with large contracts;

  . The ability of Motorola's cellular businesses to continue their transition to digital technologies and successfully compete in those businesses and retain or gain market share;

  . The outcome of various efforts to stabilize economic conditions in Asia; China's actions with respect to the valuation of its currency; the potential that the weak economic conditions in Southeast Asia could spread to other countries where Motorola does a sizable amount of business, including China and Japan;

  . Because more than half of Motorola's sales are outside the U.S., Motorola's results could be significantly affected by weak economic conditions in countries in which it does sizable business and emerging markets in which there tend to be significant growth and by changes in foreign currency exchange rates affecting those countries;

  . Increasing demand for vendor financing of equipment sales, particularly for infrastructure equipment sold by CIG, LMPS and the Messaging Systems Products Group ("MSPG"), and the ability of these businesses to provide financing on competitive terms with other vendors;

  . The ability of Motorola to recruit and retain engineers and other highly-skilled personnel;

  . The ability of Motorola's semiconductor business to compete in the highly competitive semiconductor market. Factors that could affect Motorola's ability to compete are production inefficiencies and higher costs related to underutilized facilities, both wholly-owned and joint venture facilities; shortage of manufacturing capacity; start-up expenses, inefficiencies and delays and increased depreciation costs in connection with the capital investments in 1998 for facilities in Arizona, Virginia, Brazil, China and Germany; competitive factors, such as rival chip architectures, mix of products, acceptance of new products and price pressures; risk of inventory obsolescence due to shifts in market demand; and the effect of orders from Motorola's equipment businesses such as CSS, CIG, LMPS and MSPG;

  . The risks related to the IRIDIUM(R) project including: the ability of gateway investors to timely obtain licenses and sign agreements for, and to market, the service, to timely receive and, as appropriate, operate and sell telecommunications equipment and to otherwise timely finance and operate a successful telecommunications business; the successful and timely orbiting of the project's low-earth orbit satellites and the successful and timely operation of such satellites and related ground equipment; the ability of Iridium LLC to meet its financing needs during at least the next few years to continue to make contractual payments to Motorola and to make debt payments and otherwise operate; the risks associated with the large IRIDIUM systems contracts and the financial risk to Motorola under those contracts, including the difficulty in projecting costs associated with those contracts; the market acceptance (both on its own and when compared to possible competitors) of what is expected to be the first worldwide global satellite-based communications service and of the related equipment; and the significant technological and other risks associated with the development and commercial operation of the project, including any software and support systems-related risks;

  . Unanticipated impact of Year 2000 issues, particularly the failure of products from major suppliers to function properly in the Year 2000;

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

  Certain portions of Motorola's Proxy Statement for the 1998 annual meeting of stockholders with Management's Discussion and Analysis and Consolidated Financial Statements are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those on pages F-8 and F-9 of the attachment to

Motorola's Proxy Statement for the 1998 annual meeting of stockholders, that sometimes have affected, and in the future could affect, Motorola's actual results and could cause Motorola's actual consolidated results during 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Motorola.

   (d) Financial information about foreign and domestic operations and export sales.

  Domestic export sales to third parties were $3.98 billion in 1997, $3.74 billion in 1996 and $3.59 billion in 1995. Domestic export sales to affiliates were $6.86 billion in 1997, $6.31 billion in 1996 and $6.64 billion in 1995.

  The remainder of the response to this section of Item 1 incorporates by reference Note 7, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements and the "1997 Compared With 1996" and "1996 Compared With 1995" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the attachment to Motorola's Proxy Statement for the 1998 annual meeting of stockholders.

  IRIDIUM(R) is a registered trademark and service mark of Iridium LLC. PowerPC(TM) is a trademark of IBM Corporation, used under license.

Item 2:  Properties

  Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Its other major facilities in the United States are located in Arlington Heights, Buffalo Grove, Harvard, Lake Zurich, Libertyville, McHenry, Northbrook, Schaumburg and Vernon Hills, Illinois; Elma, New York; Phoenix, Chandler, Scottsdale, Mesa and Tempe, Arizona; Boynton Beach and Plantation, Florida; Lawrenceville, Georgia; Austin, Ft. Worth and Seguin, Texas; Mount Pleasant, Iowa; Mansfield, Massachusetts; Huntsville, Alabama; Research Triangle Park, North Carolina; Albuquerque, New Mexico; Carlisle, Pennsylvania; and Irvine and San Jose, California. Motorola also operates manufacturing facilities or sales offices in 58 other countries. (See "Narrative Description of Business" for information regarding the location of the principal manufacturing facilities for each industry segment.) Motorola owns 126 facilities (manufacturing, sales, service and office), 65 of which are located in North America and 61 of which are located in other countries. Motorola leases 756 such facilities, 385 which are located in North America and 371 which are located in other countries.

  Motorola generally considers the productive capacity of the plants operated by each of its industry segments adequate and suitable for the requirements of each business group. New semiconductor product manufacturing facilities are under construction in Richmond, Virginia and Xi-Qing, China and an expansion of the semiconductor product manufacturing facilities in Chandler, Arizona is underway. A new manufacturing facility for cellular subscriber products is being constructed in Flensburg, Germany and a new manufacturing facility for cellular infrastructure products is being built in Swindon, U.K. A new manufacturing facility that is expected to be shared by a number of Motorola business units is being constructed in Jaguariuna, Brazil and the iDEN(R) manufacturing facility in Plantation, Florida is being expanded. A new semiconductor product manufacturing facility in West Creek, Virginia is expected to begin construction in 1998.

  The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

Item 3:  Legal Proceedings

  Motorola is currently a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona.
McIntire et al. v. Motorola remains pending in the U.S. District Court for the District of Arizona, while Baker et al. v. Motorola et al., Lofgren et al. v. Motorola et al., Bentancourt et al. v. Motorola et al., Ford et al. v. Motorola et al., Wilkins et al. v. Motorola et al and Dawson et al. v. Motorola, et al. are pending in the Arizona Superior Court, Maricopa County. The McIntire lawsuit, filed on December 20, 1991, involves approximately 920 plaintiffs who allege that the operations of Motorola at several facilities in Phoenix and Scottsdale, Arizona have caused property damage and health problems by contaminating the soil, groundwater and air in the area surrounding those facilities. The Baker lawsuit, filed on February 11, 1992, is a class action, involving six representative individual named plaintiffs, alleging that Motorola and 27 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, diminishing property values and exposing members of the class to possible adverse health effects. On August 24, 1994, the Baker court certified two classes, a property damage class consisting of all persons who since 1987 were residents, property owners or lessees of property which overlies, or is adjacent to, the alleged groundwater pollution, and a medical monitoring class consisting of all persons who resided in Phoenix and/or Scottsdale for more than one year continuously during the years between 1955 and 1989, and who received potable drinking water containing trichloroethylene at a level equal to or exceeding 2.0 parts per billion, on average. The Lofgren, Bentancourt, Ford, Wilkins and Dawson lawsuits, filed on April 6, 1993, July 16, 1993, June 10, 1994, July 19, 1995 and August 7, 1997,
respectively, have been consolidated. The consolidated cases involve more than 200 plaintiffs, alleging that Motorola and about 25 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, causing health problems. A portion of the consolidated Lofgren cases is set to begin trial on June 2, 1998. The June trial will involve 18 plaintiffs with direct personal injury claims and 19 plaintiffs whose claims are derivative of the direct injury claims (e.g. loss of consortium claims).

  All seven pending lawsuits described above seek compensatory and punitive damages. The McIntire complaint includes personal injury and property damage claims and seeks injunctive relief. The Baker complaint seeks damages for medical monitoring and alleges claims for property, business and economic loss and seeks declaratory and injunctive relief. Lofgren and Dawson involve claims for personal injury.

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

  Motorola and several of its directors and officers are named defendants in a consolidated class action for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, Kaufman, et. al. v Motorola, Inc., et. al., which was filed on May 19, 1995 and is pending in the U.S. District Court for the Northern District of Illinois. Plaintiffs claim that Motorola and the individual defendants inflated the price of Motorola stock by failing to timely disclose a buildup of cellular phone inventory with its distributors. The district court has certified a class consisting of purchasers of Motorola common stock during the period of November 4, 1994 through February 17, 1995. Plaintiffs seek an unspecified amount of damages.

  Motorola has been a defendant in several cases arising out of Motorola's manufacture and sale of portable cellular telephones. Schiffner v. Motorola, Inc., filed on March 3, 1995 in the Circuit Court of Cook County, Illinois, is an economic loss purported class action by purchasers of portable cellular phones. On June 16, 1997, Schiffner was dismissed, with prejudice, by the Cook County, Illinois Circuit Court. Plaintiff's appeal of that dismissal is pending. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed on October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a purported class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. All claims except the invasion of privacy claims have been dismissed on defendants' motion. Rittmann, et al. v. Motorola, Inc., et al., a case in the 151st District Court of Harris County, Texas, alleging that brain cancer was caused by or aggravated by the use of a cellular telephone was dismissed, without prejudice, on November 18, 1997. Kane, et al., v. Motorola, Inc., et al., filed on December 13, 1993 in the Circuit Court of Cook County, Illinois, alleges that plaintiffs' brain cancer was caused by or aggravated by a prototype communication device.

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

  The information contained in Note 7, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements under the caption "Environmental and Legal" contained in the attachment to Motorola's Proxy Statement for the 1998 annual meeting of stockholders is incorporated herein by reference.

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

Item 4:   Submission of Matters to a Vote of Security Holders

  Not applicable.

Executive Officers of the Registrant

  Following are the persons who were the executive officers of Motorola as of December 31, 1997, their ages as of December 31, 1997, their current titles and positions held during the last five years:

  Gary L. Tooker; age 58; Chairman of the Board since January 1997; Vice Chairman of the Board and Chief Executive Officer from December 1993 to January 1997; President and Acting Chief Executive Officer from October 1993 to December 1993; and President and Chief Operating Officer from January 1990 to October 1993.

  Christopher B. Galvin; age 47; Chief Executive Officer since January 1997; President and Chief Operating Officer from December 1993 to January 1997; and Senior Executive Vice President and Assistant Chief Operating Officer from January 1990 to December 1993.

  Robert W. Galvin; age 75; Chairman of the Executive Committee of the Board of Directors since January 1990.

  Keith J. Bane; age 58; Executive Vice President and President, Americas Region since March 1997; Executive Vice President and Chief Corporate Staff Officer from February 1995 to March 1997; Senior Vice President and Chief Corporate Staff Officer from August 1994 to February 1995; Senior Vice President and Motorola Director of Strategy, Technology and External Relations from October 1993 to August 1994; and Senior Vice President and Motorola Director of Strategy from November 1988 to October 1993.

  Robert L. Barnett; age 57; Executive Vice President and President, Land Mobile Products Sector since March 1997; Senior Vice President, President and General Manager, Land Mobile Products Sector from March 1996 to March 1997; Corporate Vice President and General Manager, iDEN Group, Land Mobile Products Sector from May 1995 to March 1996.

  Arnold S. Brenner; age 60; Executive Vice President and President, Global Government Relations and Standards since 1997; Executive Vice President and General Manager, Japan Group from November 1988 to 1997.

  Glenn A. Gienko; age 45; Executive Vice President and Motorola Director of Human Resources since May 1996; Senior Vice President and Director of Human Resources from June 1995 to May 1996; Corporate Vice President - Human Resources, General Systems Sector from February 1994 to June 1995; and Vice President - Human Resources, General Systems Sector from June 1990 to February 1994.

  Merle L. Gilmore; age 49; Executive Vice President and President, Motorola Europe, Middle East and Africa since March 1997; Executive Vice President, President and General Manager, Land Mobile Products Sector ("LMPS") from July 1994 to March 1997; Senior Vice President and President and General Manager, LMPS, from June 1994 to July 1994; and Senior Vice President and Assistant General Manager, LMPS, from July 1992 to June 1994.

  Robert L. Growney; age 55; President and Chief Operating Officer since January 1997; Executive Vice President, President and General Manager, Messaging, Information and Media Sector from January 1994 to January 1997; and Executive Vice President and General Manager, Paging and Wireless Data Group from September 1992 to January 1994.

  Carl F. Koenemann; age 59; Executive Vice President and Chief Financial Officer since December 1991.

  Ferdinand C. Kuznik; age 56; Executive Vice President and President, Cellular Subscriber Sector since August 1997; Senior Vice President and General Manager, Communications & Electronics Group, Land Mobile Products Sector from 1993 to August 1997.

  A. Peter Lawson; age 51; Senior Vice President, General Counsel and Secretary since November 1996; Senior Vice President and General Counsel from March 1996 to November 1996; Senior Vice President and Assistant General Counsel from November 1994 to March 1996; Corporate Vice President and Assistant General Counsel from November 1987 to November 1994.

  James A. Norling; age 55; Executive Vice President and President, Messaging, Information and Media Sector since January 1997; Executive Vice President and President, Motorola Europe, Middle East and Africa from April 1993 to December 1996; and Executive Vice President, President and General Manager, Semiconductor Products Sector from December 1989 to April 1993.

  Hector Ruiz; age 52; Executive Vice President and President, Semiconductor Products Sector since May 1997; Executive Vice President, Office of the President, SPS from February 1997 to May 1997; Executive Vice President and General Manager, Messaging Systems Products Group, Messaging Information and Media Sector from April 1996 to February 1997; Executive Vice President and General Manager, Paging Products Group, Messaging Information and Media Sector from 1994 to April 1996; and Senior Vice President and General Manager, Paging Products Group, Paging and Telepoint Systems Group from 1991 to 1994.

  Jack Scanlon; age 55; Executive Vice President and President, Cellular Networks and Space Sector since January 1997; Executive Vice President and General Manager, Cellular Infrastructure Group, General Systems Sector from February 1995 to January 1997; Senior Vice President and General Manager, Cellular Infrastructure Group, General Systems Sector from August 1992 to February 1995.

  Frederick T. Tucker; age 57; Executive Vice President and President, Automotive, Component, Computer and Energy Sector since September 1992.

  Richard W. Younts; age 58; Executive Vice President and President, Asia Pacific Region since 1997; Executive Vice President and Corporate Executive Director International-Asia and Americas from December 1993 to 1997; and Senior Vice President and Corporate Executive Director, International-Asia and Americas from July 1991 to December 1993.

  The above executive officers will serve as officers of Motorola until the regular meeting of the Board of Directors in May 1998 or until their respective successors shall have been elected except as noted above. Christopher B. Galvin is a son of Robert W. Galvin. There is no family relationship between any of the other executive officers listed above.

                                    PART II

Item 5:   Market for Registrant's Common Equity and Related Stockholder Matters

  Motorola's Common Stock is listed on the New York, Chicago, London and Tokyo Stock Exchanges. The remainder of the response to this Item incorporates by reference the information under the caption "Quarterly and Other Financial Data" of Motorola's Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1998 annual meeting of stockholders.

Item 6:   Selected Financial Data

  The response to this Item incorporates by reference the information under the caption "Five-Year Financial Summary" of Motorola's Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1998 annual meeting of stockholders.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

  The response to this Item incorporates by reference the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the attachment to Motorola's Proxy Statement for the 1998 annual meeting of stockholders.

Item 8:   Financial Statements and Supplementary Data

  The response to this Item incorporates by reference the information under the captions "Management's Responsibility For Financial Statements," "Independent Auditors' Report," "Consolidated Statements of Earnings," "Consolidated Statements of Stockholders' Equity," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Supplemental Cash Flow Information," "Notes to Consolidated Financial Statements," "Five-Year Financial Summary" and "Quarterly and Other Financial Data" of Motorola's Consolidated Financial Statements contained in the attachment to Motorola's Proxy Statement for the 1998 annual meeting of stockholders.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10: Directors and Executive Officers of the Registrant

  The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption "Nominees" on pages 1 through 5 of Motorola's Proxy Statement for the 1998 annual meeting of stockholders and with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant". The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23 of Motorola's Proxy Statement for the 1998 annual meeting of stockholders.

Item 11: Executive Compensation

  The response to this Item incorporates by reference the information under the caption "Director Compensation" on pages 6 and 7 of Motorola's Proxy Statement for the 1998 annual meeting of stockholders and "Summary Compensation Table," "Stock Option Grants in 1997," "Aggregated Option Exercises in 1997 and 1997 Year-End Option Values," "Long-Term Incentive Plans - Awards in 1997," "Pension and Supplementary Retirement Plans," and "Termination of Employment and Change in Control Arrangements" on pages 9 - 13 of Motorola's Proxy Statement for the 1998 annual meeting of stockholders.

Item 12: Security Ownership of Certain Beneficial Owners and Management

  The response to this Item incorporates by reference the information under the caption "Security Ownership of Management of the Company" on page 8 of Motorola's Proxy Statement for the 1998 annual meeting of stockholders.

Item 13: Certain Relationships and Related Transactions

  The response to this Item incorporates by reference the relevant information under the caption "Director Compensation" on page 7 of Motorola's Proxy Statement for the 1998 annual meeting of stockholders.


                                    PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements

          See Part II, Item 8 hereof.

          2. Financial Statement Schedule and Auditors' Report

          Title                                                        Schedule
          -----                                                        --------

          Valuation and Qualifying Accounts.............................  II

          All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto. The auditors' report of KPMG Peat Marwick LLP with respect to the Financial Statement Schedule is located at page 20.

          3. Exhibits

          Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Following is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this form by Item 14(c) hereof:

          Motorola Executive
          Incentive Plan ("MEIP")
          Motorola Long Range Incentive Plan of 1994
          Share Option Plan of 1982
          Share Option Plan of 1991
          Share Option Plan of 1996
          Motorola Elected Officers Supplementary Retirement Plan
          Executive Health Plan Accidental Death and
          Dismemberment Insurance for MEIP Participants
          Arrangement for Directors' Fees
          Retirement Plan for Non- Employee Directors
          Deferred Fee Plan for Outside Directors
          Motorola Non-Employee Directors Stock Plan
          Officers' Group Life Insurance Policy
          Consultant Agreement with John F. Mitchell
          Form of Termination Agreement
          Policy Protecting Salary and Medical Benefits
          Insurance Policy for Non-Employee Directors

  (b)  Reports on Form 8-K.

       Motorola filed no reports on Form 8-K during the last quarter of 1997.

  (c)  Exhibits:

       See Item 14(a)3 above.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of Motorola, Inc.:


  Under date of January 12, 1998, we reported on the consolidated balance sheets of Motorola, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1998 proxy statement to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of Motorola's management.
Our responsibility is to express an opinion on the financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                   /s/ KPMG Peat Marwick LLP

January 12, 1998
Chicago, Illinois

                                                                     SCHEDULE II

                        MOTOROLA, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      Three Years Ended December 31, 1997
                                 (In millions)

                  Column A                         Column B                Column C         Column D      Column E
                  --------                         --------                --------         --------      --------
                                                                           Additions
                                                                    ----------------------
                                                  Balance at        Charged to  Charged to                Balance at
                                                  beginning          costs &      other                     end of
                                                   period           expenses     accounts   Deductions      period
                                                  ----------        ----------  ----------  ----------    ----------
1997
  Allowance for doubtful accounts...............    $137              $75         ---          $39 (1)        $173
  Product and service warranties................    $314             $218         ---         $195 (2)        $337
  Customer reserves.............................    $816           $1,187         ---         $843 (3)      $1,160
1996
  Allowance for doubtful accounts...............    $123              $42         ---          $28 (1)        $137
  Product and service warranties................    $309             $160         ---         $155 (2)        $314
  Customer reserves (4).........................    $648             $656         ---         $488 (3)        $816
1995
  Allowance for doubtful accounts...............    $118              $45         ---          $40 (1)        $123
  Product and service warranties................    $283             $122         ---          $96 (2)        $309
  Customer reserves (4).........................    $266             $944         ---         $562 (3)        $648

---------

(1)  Uncollectible accounts written off
(2)  Warranty claims paid
(3)  Customer claims paid/reductions in reserves
(4) Amounts for prior years have been reclassified to conform to the 1997 presentation.

                        CONSENT OF INDEPENDENT AUDITORS

The Board of Directors of Motorola, Inc.:


  We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 333-03681, 333-03731 and 333-12817) and Form S-3 (Nos. 33-62911
and 333-11433) of Motorola, Inc. and subsidiaries of our reports dated January 12, 1998, relating to the consolidated balance sheets of Motorola, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 1997, which reports appear in or are incorporated by reference in the annual report on Form 10-K of Motorola, Inc. for the year ended December 31, 1997.



                                                      /s/  KPMG Peat Marwick LLP

March 19, 1998
Chicago, Illinois

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MOTOROLA, INC.



                                          By: /s/ CHRISTOPHER B. GALVIN
                                             --------------------------
                                              Christopher B. Galvin
                                              Chief Executive Officer


March 16, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

                   Signature                                       Title                           Date
            /s/ CHRISTOPHER B. GALVIN             Director and Principal Executive Officer        3/3/98
----------------------------------------------
                Christopher B. Galvin

            /s/ CARL F. KOENEMANN                 Principal Financial Officer                     3/3/98
-----------------------------------------------
                Carl F. Koenemann

            /s/ KENNETH J. JOHNSON                Principal Accounting Officer                    3/3/98
-----------------------------------------------
                Kenneth J. Johnson

            /s/ RONNIE C. CHAN                    Director                                        3/2/98
-----------------------------------------------
                Ronnie C. Chan

            /s/ H. LAURANCE FULLER                Director                                        3/9/98
-----------------------------------------------
                H. Laurance Fuller

            /s/ ROBERT W. GALVIN                  Director                                        3/2/98
-----------------------------------------------
                Robert W. Galvin

            /s/ ROBERT L. GROWNEY                 Director                                        3/2/98
-----------------------------------------------
                Robert L. Growney

            /s/ ANNE P. JONES                     Director                                        3/3/98
-----------------------------------------------
                Anne P. Jones

                   Signature                       Title              Date
            /s/ DONALD R. JONES                   Director           3/2/98
------------------------------------------------
                Donald R. Jones


            /s/ JUDY C. LEWENT                    Director           3/3/98
------------------------------------------------
                Judy C. Lewent


            /s/ WALTER E. MASSEY                  Director           3/8/98
------------------------------------------------
                Dr. Walter E. Massey


            /s/ JOHN F. MITCHELL                  Director          3/16/98
------------------------------------------------
                John F. Mitchell


            /s/ THOMAS J. MURRIN                  Director           3/1/98
------------------------------------------------
                Thomas J. Murrin


            /s/ NICHOLAS NEGROPONTE               Director           3/5/98
------------------------------------------------
                Nicholas Negroponte


            /s/ JOHN E. PEPPER, JR.               Director           3/2/98
------------------------------------------------
                John E. Pepper, Jr.


            /s/ SAMUEL C. SCOTT III               Director           3/5/98
------------------------------------------------
                Samuel C. Scott III


            /s/ GARY L. TOOKER                    Director           3/2/98
------------------------------------------------
                Gary L. Tooker


            /s/ B. KENNETH WEST                   Director           3/4/98
------------------------------------------------
                B. Kenneth West


            /s/ JOHN A. WHITE                     Director           3/3/98
------------------------------------------------
                John A. White

                                        EXHIBIT INDEX

Exhibit No.                                Exhibit
-----------                                -------
1             Underwriting Agreement dated October 7, 1997 by and among
              Motorola, Inc., Merrill Lynch, Pierce, Fenner & Smith
              Incorporated, Goldman, Sachs & Co. and Morgan Stanley & Co.
              Incorporated (incorporated by reference to Exhibit 1 to Motorola's
              Quarterly Report on Form 10-Q for the fiscal quarter ended
              September 27, 1997).

3(i) Restated Certificate of Incorporation of Motorola, Inc., as amended, including Certificate of Designation, Preferences and Rights for Junior Participating Preferred Stock, Series A
              (incorporated by reference to Exhibit 3(i)(b) to Motorola's
              Quarterly Report on Form 10-Q for the fiscal quarter ended April
              2, 1994).

3(ii)         By-Laws of Motorola, Inc., revised as of November 14, 1996
              (incorporated by reference to Exhibit 3(ii) to Motorola's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1996).

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

Exhibit No.                    Exhibit
-----------                    -------
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

4.12 Specimen of 6 1/2% Debentures due September 1, 2025 (incorporated by reference to Exhibit 4.12 to Motorola's Annual Report on Form
              10-K for the fiscal year ended December 31, 1995).

4.13 Specimen of 5.22% Debentures due October 1, 2097 (incorporated by reference to Exhibit 4 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997).

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

10.5 Resolutions Amending Sections 8 and 10(2) of the Share Option Plan of 1982, and Resolutions Amending Sections 7 and 9(b) of the Share
              Option Plan of 1991, effective August 15, 1996 (incorporated by reference to Exhibit 10.5 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.6          Share Option Plan of 1996, as amended through May 7, 1997
              (incorporated by reference to Exhibit 10 to Motorola's Quarterly
              Report on Form 10-Q for the fiscal quarter ended June 28, 1997).

10.7 Motorola Elected Officers Supplementary Retirement Plan, as amended through February 6, 1995 (incorporated by reference to Exhibit 10.5 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.8 Executive Health Plan (incorporated by reference to Exhibit 10.8 to Motorola's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996).

10.9          Accidental death and dismemberment insurance for MEIP participants
              (incorporated by reference to Exhibit 10.7 to Motorola's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1990).

10.10 Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from pages 6 and 7 of Motorola's Proxy Statement for the 1997 annual meeting of stockholders).

10.11         Deferred Fee Plan for Outside Directors, as amended February 6,
              1996 (incorporated by reference to Exhibit 10.9 to Motorola's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1995).

Exhibit No.                    Exhibit
-----------                    -------

10.12         Motorola Non-Employee Directors Stock Plan, as amended August 15,
              1996 (incorporated by reference to Exhibit 10.12 to Motorola's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1996).

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

10.16 Policy protecting salary and medical benefits of employees in the event of an unsolicited change in control (incorporated by reference to Exhibit 10.16 to Motorola's Annual Report on Form 10-
              K for the fiscal year ended December 31, 1990).

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

11            Motorola, Inc. and Subsidiaries Basic and Diluted Earnings Per
              Common Share.

21            Subsidiaries of Motorola.

23 Consent of KPMG Peat Marwick LLP. See page 22 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

27            Financial Data Schedule (filed only electronically with SEC).