Form 10-Q
period 1998-03-28
MOTOROLA INC
filed 1998-05-12
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ending            March 28, 1998

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

                            Yes   [X]   No   [ ]



     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on March 28, 1998:

                   Class                      Number of Shares

         Common Stock; $3 Par Value               597,676,024



                         Motorola, Inc. and Subsidiaries
                                    Index


Part I

Financial Information

Item 1       Financial Statements

             Condensed Consolidated Statements of Earnings for the Three-Month Periods Ended March 28, 1998 and
             March 29, 1997

             Condensed Consolidated Balance Sheets at
             March 28, 1998 and December 31, 1997

             Condensed Consolidated Statement of Stockholders' Equity for the Three-Month Period Ended March 28, 1998

             Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 28, 1998 and
             March 29, 1997

             Notes to Condensed Consolidated Financial
             Statements

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Part II

Other Information

Item 1  Legal Proceedings

Item 2  Changes in Securities

Item 3  Defaults Upon Senior Securities

Item 4  Submission of Matters to a Vote of Security Holders

Item 5  Other Information

Item 6  Exhibits and Reports on Form 8-K



                         Part I - Financial Information
                         Motorola, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Earnings
                                 (Unaudited)
                     (In millions, except per share amounts)


                                                Three Months Ended
                                              March 28,     March 29,
                                                1998          1997

Net sales                                       $ 6,886      $ 6,642

Costs and expenses
  Manufacturing and other costs of sales          4,814        4,384
  Selling, general and
    administrative expenses                       1,237        1,162
  Depreciation expense                              540          565
  Interest expense, net                              38           32
    Total costs and expenses                      6,629        6,143
Earnings before income taxes                        257          499
Income taxes                                         77          174
Net earnings                                    $   180      $   325


Net earnings per common share
  Basic                                         $   .30      $   .55
  Diluted                                       $   .30      $   .53

Weighted average common shares outstanding
  Basic                                           597.4        593.9
  Diluted                                         611.3        610.8

Dividends paid per share                        $   .12      $   .12




See accompanying notes to condensed consolidated financial statements.



                   Motorola, Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets
                        (Dollars in millions)

                                               (Unaudited)
                                                 March 28,  December 31,
                                                   1998         1997
     Assets
   Current Assets
Cash and cash equivalents                        $ 1,509      $ 1,445
Short-term investments                               289          335
Accounts receivable, net                           4,906        4,847
Inventories                                        4,408        4,096
Deferred income taxes                              1,748        1,726
Other current assets                                 764          787
   Total current assets                           13,624       13,236
Property, plant and equipment, net                 9,927        9,856
Other assets                                       4,516        4,186
   Total Assets                                  $28,067      $27,278


     Liabilities and Stockholders' Equity
   Current Liabilities
Notes payable and current portion of
  long-term debt                                 $ 1,994      $ 1,282
Accounts payable                                   2,098        2,297
Accrued liabilities                                5,386        5,476
   Total current liabilities                       9,478        9,055
Long-term debt                                     2,127        2,144
Deferred income taxes                              1,618        1,522
Other liabilities                                  1,317        1,285

   Stockholders' Equity
Common stock, $3 par value                         1,794        1,793
Preferred stock, $100 par value issuable
  in series                                         ---           ---
Additional paid-in capital                         1,725        1,720
Retained earnings                                  9,612        9,504
Non-owner changes to equity                          396          255
   Total stockholders' equity                     13,527       13,272
   Total liabilities and stockholders' equity    $28,067      $27,278






See accompanying notes to condensed consolidated financial statements.



                            Motorola, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Stockholders' Equity
                                    (Unaudited)
                               (Dollars in millions)

                                          Non-Owner Changes To Equity
              Common
              Stock       Fair Value
              and         Adjustment    Foreign      Minimum
              Additional  to Certain    Currency     Pension
              Paid-In     Cost-Based    Translation  Liability   Retained
              Capital     Investments   Adjustments  Adjustment  Earnings
              -------     -----------   -----------  ----------  --------
BALANCES AT   $3,513        $533          ($240)       ($38)      $9,504
   12/31/97
Net earnings
180
Fair value
  adjustment
  to certain
  cost-based
  investments:
    Reversal
     of prior
     period
     adjustment             (533)
    Recognition
     of current
      period
      unrecognized
      gain                   699
Change in foreign
   currency
   translation
   adjustments                             (25)
Stock options
   exercised
   and other        6
Dividends declared                                                  (72)
BALANCES AT
  3/28/98        $3,519         $699        ($265)       ($38)    $9,612



See accompanying notes to condensed consolidated financial statements.



                         Motorola, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in millions)
                                                     Three Months Ended
                                                    March 28,   March 29,
                                                      1998        1997
Operating
Net earnings                                        $  180      $  325
Add(deduct) non-cash items
  Depreciation                                         540         565
  Deferred income taxes                                (35)         40
  Amortization of debt discount and issue costs          2           2
Gain on disposition of investments in
    affiliated companies                               (90)        (17)
Change in assets and liabilities, net of
    effects of acquisitions and dispositions
  Accounts receivable, net                             (58)       (259)
  Inventories                                         (312)       (252)
  Other current assets                                  21          11
  Accounts payable and accrued liabilities            (290)        (29)
  Other assets and liabilities                          85          49
Net cash provided by operating activities           $   43      $  435

Investing
Acquisitions and advances to affiliated
  companies                                         $ (111)     $  (32)
Proceeds from the dispositions of investments
  in affiliated companies                              111          22
Capital expenditures                                  (684)       (521)
Other changes to property, plant and
  equipment, net                                        57         197
Sales of short-term investments                         46          31
Net cash used for investing activities              $ (581)     $ (303)

Financing
Proceeds from(repayment of) commercial paper
  and short-term borrowings                         $  712      $  140
Proceeds from issuance of debt                           5           1
Repayment of debt                                      (24)        (68)
Issuance of common stock                                 6          12
Payment of dividends                                   (72)        (71)
Net cash provided by financing activities           $  627      $   14
Effect of exchange rate changes on cash and
  cash equivalents                                     (25)        (79)
Net increase in cash and cash equivalents           $   64      $   67
Cash and cash equivalents, beginning of period      $1,445      $1,513
Cash and cash equivalents, end of period            $1,509      $1,580

See accompanying notes to condensed consolidated financial statements.


                         Motorola, Inc. and Subsidiaries
                 Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1.  Basis of Presentation

The condensed consolidated financial statements as of March 28, 1998 and for the three-month periods ended March 28, 1998 and March 29, 1997, include, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at March 28, 1998 and for all periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ending December 31, 1997. The results of operations for the three-month period ended March 28, 1998 are not necessarily indicative of the operating results to be expected for the full year.

2.  Supplemental Balance Sheet Information

Inventories consist of the following (in millions):
                                                March 28,    Dec. 31,
                                                  1998         1997

Finished goods                                   $1,182       $1,078
Work in process and production materials          3,226        3,018
   Inventories                                   $4,408       $4,096

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the carrying value of certain investments to be adjusted to fair value. The Company recorded an increase to stockholders' equity, other assets and deferred income taxes of $699 million, $1,157 million and $458 million as of March 28, 1998; compared to an increase of $533 million, $881 million and $348 million as of December 31, 1997.


3.  Supplemental Cash Flows Information

Cash paid for interest during the first quarters of 1998 and 1997 was $60 million and $59 million, respectively. Cash paid for income taxes during the first quarters of 1998 and 1997 was $158 million and $195 million, respectively.

4.  Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share for the periods specified:

                                                     Three Months Ended
                                                    March 28,   March 29,
(Dollars in millions, except per share amounts)       1998        1997
Basic earnings per common share:
  Net earnings                                      $  180      $  325
  Weighted average common shares
    Outstanding                                      597.4       593.9
  Per share amount                                  $  .30      $  .55

Diluted earnings per common share:
  Net earnings                                      $  180      $  325
  Add: Interest on zero coupon
        notes, net of taxes, and
        effect of executive
        incentive and employee
        profit sharing plans                             1           1
  Net earnings, as adjusted                         $  181      $  326

  Weighted average common shares
    outstanding                                      597.4       593.9
  Add: Effect of dilutive securities
        Stock options                                  7.7        10.5
        Zero coupon notes                              6.2         6.4
  Diluted weighted average common
   shares outstanding                                611.3       610.8
  Per share amount                                  $  .30      $  .53


5.  Recent Accounting Pronouncements

As of January 1, 1998, the Company implemented SFAS No. 130 "Reporting Comprehensive Income". This pronouncement, which is solely a financial statement presentation standard, requires the Company to disclose non-owner changes included in equity but not included in net earnings. These changes include the fair value adjustment to certain cost-based investments, the foreign currency translation adjustments, and the minimum pension liability adjustment. Comprehensive earnings for the three-month periods ended March 28, 1998, and March 29, 1997, were $321 million and $265 million, respectively.

During the first quarter, the Company adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This new accounting standard also only affects financial statement presentation and disclosure.


                         Motorola, Inc. and Subsidiaries
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 1997.

Results of Operations:

Sales increased 4 percent to $6.9 billion from $6.6 billion in the first quarter of 1997. Earnings were $180 million, compared with $325 million a year earlier. Earnings per share (diluted) were 30 cents, compared with 53 cents a year ago. Earnings in both periods were positively affected by the sale of assets and favorable settlements of patent claims.

Special items increased income by $54 million before taxes in 1998, equivalent to 7 cents per share after taxes. In the first quarter of 1997, the special items increased income by $59 million before taxes, equivalent to 6 cents per share after taxes. Excluding special items from both periods, earnings would have been $142 million, or 23 cents per share in 1998 and $286 million, or 47 cents per share in the year-earlier quarter.

Net margin on sales was 2.6 percent in 1998, compared with 4.9 percent in 1997. Excluding special items, these margins would have been 2.1 percent in the first quarter and 4.3 percent a year ago.

Cellular Products Segment sales increased 3 percent to $2.81 billion, orders were flat and segment operating profits were lower. The segment includes results of the Cellular Subscriber Sector (CSS), the Cellular Infrastructure Group (CIG) and the Network Management Group.

CSS sales and orders declined. Sales and orders were higher in Europe but lower in the Americas and Asia. Digital product sales, which accounted for approximately 65 percent of sales, increased significantly versus a year ago. This increase was largely offset by a decline in analog product sales, primarily caused by an accelerating trend of demand shift to digital products. CSS began shipments of CDMA (Code Division Multiple Access) phones using Motorola's CDMA chipset and offering advanced digital features. The phones are for use in the U.S., Hong Kong and South Korea. CSS also expanded its product line of TDMA (Time Division Multiple Access) cellular telephones.

CIG sales and orders were higher. Sales increased significantly in both the Americas and Japan while they declined in Europe and China, and declined very significantly in other Asian markets. Orders were up significantly in the Americas, higher in Japan but lower in Europe and China, and declined very significantly in other Asian markets. Digital product sales, which accounted for approximately 80 percent of sales, increased significantly while analog product sales declined. CIG announced four contracts totaling more than $150 million to deploy commercial CDMA digital cellular systems in North Carolina, South Carolina, South Dakota, and five other U.S. markets, as well as in Mexico. In addition, CIG won contracts totaling more than $150 million to expand GSM networks in China, Kuwait and Portugal.

Semiconductor Products Segment sales increased 1 percent to $1.83 billion, orders were 4 percent lower and the segment had an operating loss, compared with a profit a year ago. The loss is attributable to various restructuring charges, without which the segment would have reported a slight profit. The segment also was affected by weak demand in Asia and increased pricing pressure worldwide. On a regional basis, orders were higher in Europe and lower in Japan, the Asia-Pacific region and the Americas. By business, orders improved significantly for the Networking and Computing Systems Group, were higher for the Transportation Systems Group and the Wireless Subscriber Systems Group but declined for the Consumer Systems Group and the Semiconductor Components Group.

Land Mobile Products Segment sales climbed 27 percent to $1.24 billion, orders rose 2 percent, and operating profits were higher. Profits include a gain on the sale of a one-third interest in the shared network operation of Motorola Communications Israel, Ltd. to Ampal (Israel) Ltd. Orders in the iDEN(Registered Trademark) business were lower compared with the significant demand experienced in the same period last year. The iDEN business includes large infrastructure orders, which increase the potential for volatility in the timing of order recognition during any particular period. Contracts with a combined value of approximately $40 million were received for new iDEN systems in Peru and in Singapore.

Messaging, Information and Media Segment sales declined 25 percent to $693 million, orders were 21 percent lower and the segment had an operating loss versus a profit a year ago. These results are largely attributable to continued weak paging sales to operators in North America and China as well as to the weak Asian economy. Management believes paging operators continue to manage inventory levels very closely to improve their financial position and cash flow. Management also believes that sales by operators to consumers in North America and China continue to grow.

Automotive, Component, Computer and Energy Sector sales rose 3 percent, orders increased 9 percent and operating profits were higher. Two of its businesses, the Component Products Group and Energy Systems Group, were negatively affected by weakened Asian currencies which reduced sales to their original-equipment manufacturing customers in the region. The sector formed a new business, Telematics Information Systems, to leverage technologies related to the emerging telematics industry. Motorola Computer Group became part of the sector in January. The sector's results are reported as part of the "Other Products" segment.

Space and Systems Technology Group sales increased 41 percent, orders were 32 percent lower than a year ago and the segment had an operating profit compared with a loss a year ago, as anticipated due largely to planned activity in the IRIDIUM(Registered Trademark) program. Results are reported as part of the "Other Products" segment.

Since the beginning of 1998, the group has successfully launched 21 IRIDIUM system satellites into low-earth orbit, bringing the total number of operational, on-orbit satellites to 62. The system's voice links, paging signals, satellite crosslinks and satellite hand-offs have been successfully tested. Testing of the satellite system will continue until the start of commercial service, expected at the end of September this year. As previously reported, Iridium LLC may require additional financing, possibly during the second half of 1998, to continue to make contractual payments to the Company.

Manufacturing and other costs of sales were 70 percent of sales, compared with 66 percent in the first quarter of 1997. Increased pricing pressures were experienced in several business segments and were due to a variety of factors including weakened Asian currencies and reduced demand for pagers and analog cellular telephones.

Selling, general and administrative expenses were 18 percent of sales versus 17 percent in the year-earlier period. Excluding the losses recognized on the Company's investments in Iridium LLC and the White Oak semiconductor joint venture, selling, general and administrative expenses would have declined as a percentage of sales.

Depreciation expense decreased as a percent of sales. Interest expense increased slightly. The tax rate for the first quarter was 30 percent, compared with 35 percent in the prior year.

Liquidity and Capital Resources:

Net cash provided by operations decreased to $43 million for the three-month period ended March 28, 1998, as compared to $435 million for the three-month period ended March 29, 1997. The decrease was due primarily to lower earnings, increases in inventory, and decreases in accounts payable and accrued liabilities for the first quarter of 1998.

Inventories at March 28, 1998 increased by 8 percent or $312 million, compared with inventories at December 31, 1997. Property, plant and equipment, less accumulated depreciation, increased $70 million since December 31, 1997.

The Company's notes payable and current portion of long-term debt increased to $2.0 billion at March 28, 1998, from $1.3 billion at December 31, 1997. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity increased to 16.3 percent at March 28, 1998 from 12.4 percent at December 31, 1997. The Company's total domestic and non-U.S. credit facilities aggregated $3.7 billion at March 28, 1998, of which $274 million were used and the remaining $3.4 billion were available to back up outstanding commercial paper which totaled $1.7 billion.

At March 31, 1998, the off-balance sheet commitment to Nextel
Communications, Inc. for equipment financing aggregated $485 million. This amount represents the maximum available commitment and may not be completely utilized.

As a multinational company, the Company's transactions are denominated in a variety of currencies. The Company uses financial instruments to hedge, and therefore attempts to reduce, its overall exposure to the effects of currency fluctuations on cash flows. The Company's policy is to not speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

The Company's strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. Currently, the Company primarily hedges firm commitments, including assets and liabilities currently on the balance sheet. The Company expects that it may hedge anticipated transactions, forecasted transactions or investments in foreign subsidiaries in the future.

Almost all of the Company's non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets are hedged. The Company uses forward contracts and options to hedge these currency exposures. A portion of the Company's exposure is to currencies which are not traded on open markets, such as those in Latin America and China, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and other means, such as component sourcing.

At March 28, 1998, and March 29, 1997, the Company had net outstanding foreign exchange contracts totaling $2.3 billion and $1.5 billion, respectively. The following schedule shows the five largest foreign exchange hedge positions as of March 28, 1998, and the corresponding positions at March 29, 1997:

Dollars in millions
Buy (Sell)                            March 28,     March 29,
                                        1998          1997

Japanese Yen                            (831)         (375)
British Pound Sterling                  (535)         (529)
Italian Lira                            (178)          (94)
Taiwan Dollar                           (170)          (44)
German Mark                             (121)          (48)

At March 28, 1998 and March 29, 1997, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred gains at March 28, 1998, and net deferred losses at March 29, 1997, on these forward contracts which hedge designated firm commitments were immaterial.

As of the end of the reporting period, the Company had no outstanding interest rate swaps, commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not have any derivatives to hedge the value of its equity investments in affiliated companies.

The Company's research and development expenditures were $703 million in the first quarter of 1998, compared with $614 million in the first quarter of 1997. Research and development expenditures for the year ended December 31, 1997 were $2.7 billion. The Company continues to believe that a strong commitment to research and development drives long-term growth. The Company's capital expenditures for the first quarter of 1998 totaled $684 million, compared with $521 million in the first quarter of 1997. The Company is currently anticipating that capital expenditures for 1998 will increase to $4.0 billion.

Return on average invested capital (net earnings divided by the sum of stockholders' equity and net debt) was 7.2 percent based on the performance of the four preceding fiscal quarters ending March 28, 1998, compared with
8.0 percent based on the performance of the four preceding fiscal quarters ending March 29, 1997. Motorola's current ratio (the ratio of current assets to current liabilities) was 1.44 at March 28, 1998, compared to 1.46 at December 31, 1997.

Outlook:

The first-quarter results were greatly affected by the worldwide impact of Asian deflationary currency-influenced price competition, lower Asian consumer confidence than a year ago and unfavorable shifts in product mix. These conditions may continue for several more quarters. Second-quarter sales are expected to be below those of a year ago. Second-quarter earnings could be equal to or less than 1998 first-quarter earnings, excluding special items.

However, the Company remains fully committed to long-term growth prospects in Asia and throughout the world while taking appropriate capital spending and cost control measures to match capacity with demand. Such ongoing actions include consolidating manufacturing operations and reduced staffing or shortened work weeks in several businesses.

Despite the weakness in Asia, the Company is benefiting from strong growth in Latin America and continued expansion in the U.S.

Business Risks:

Statements that are not historical facts are forward-looking and involve risks and uncertainties. These include statements in "Outlook" and statements about the launch of commercial service by Iridium LLC, Iridium LLC's financing needs and the Company's 1998 capital expenditures.
Motorola wishes to caution the reader that the factors below and those in Motorola's 1998 Proxy Statement on pages F-8 and F-9 and in its other SEC filings could cause Motorola's results to differ materially from those stated in the forward-looking statements. These factors include (i) the success of efforts to stabilize economic conditions in Asia; (ii) pricing pressures and demand for product, especially in light of the current economic conditions in Asia; (iii) the potential that the impact of weakened currencies in Southeast Asia could spread to countries where Motorola does a sizable amount of business, including China and Japan; (iv) the ability of Motorola's cellular businesses to continue to transition to digital products and gain market share; (v) product and technology development and commercialization risks, including for newer digital products and Iridium(Registered Trademark) products; (vi) the success of strategic decisions to improve performance; (vii) steady growth in emerging markets; (viii) unanticipated changes in demand for products; and (ix) continued weak demand for paging products in North America and China.


IRIDIUM(Registered Trademark) is a registered trademark and service mark of Iridium LLC.


                  Motorola, Inc. and Subsidiaries
                  Information by Industry Segment
                           (Unaudited)

Summarized below are the Company's segment sales as defined by industry segment for the three months ended March 28, 1998 and March 29, 1997:


(Dollars in millions)
                                 Three months ended
                                March 28,     March 29,
                                  1998          1997     % Change

Cellular Products                $2,808        $2,713        3

Semiconductor Products            1,833         1,808        1

Land Mobile Products              1,243           977       27

Messaging, Information
  and Media Products                693           924      (25)

Other Products                    1,018           876       16

Adjustments & eliminations         (709)         (656)       8

Industry segment totals          $6,886        $6,642        4



                     Part II _ Other Information


Item 1 _ Legal Proceedings.

See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1997 for disclosures regarding pending matters.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2 _ Changes in Securities.
Not applicable.

Item 3 _ Defaults Upon Senior Securities.
Not applicable.

Item 4 _ Submission of Matters to Vote of Security Holders.
(a) and (c). The Company held its annual meeting of the stockholders on May 4, 1998, and the following matters were voted on at that meeting:

1. The election of the following directors, who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                              BROKER
DIRECTOR                      FOR          WITHHELD          NON-VOTES

Ronnie C. Chan            513,386,757     8,683,888              0
H. Lawrence Fuller        515,812,691     6,257,954              0
Christopher B. Galvin     515,636,868     6,433,777              0
Robert W. Galvin          515,536,527     6,534,118              0
Robert L. Growney         515,777,042     6,293,603              0
Anne P. Jones             515,705,814     6,364,831              0
Donald R. Jones           515,705,440     6,365,205              0
Judy C. Lewent            515,788,666     6,281,979              0
Walter E. Massey          515,789,029     6,281,616              0
Thomas J. Murrin          515,712,626     6,358,019              0
Nicholas Negreponte       515,704,034     6,366,611              0
John E. Pepper, Jr.       515,901,300     6,169,345              0
Samuel C. Scott III       515,860,819     6,209,826              0
Gary L. Tooker            515,845,383     6,225,262              0
B. Kenneth West           515,763,794     6,306,851              0
John A. White             515,785,110     6,285,535              0

2. The adoption of the Motorola Incentive Plan of 1998 was approved by the following vote: For, 362,067,901; Against, 25,886,659; Abstain, 3,877,919; and
Broker Non-Votes, 130,238,166.

Item 5 _ Other Information.
Not applicable.

Item 6 _ Exhibits and Reports on Form 8-K.
(a)    Exhibits

10     Motorola Incentive Plan of 1998

        27     Financial Data Schedule (filed only electronically with the
               SEC)

(b)    Reports on Form 8-K

    No reports on form 8-K were filed during the first quarter of 1998


                              Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOTOROLA, INC.
                                 (Registrant)


Date:    May 8, 1998         By: /s/ Kenneth J. Johnson
                                 Kenneth J. Johnson
                                 Senior Vice President and Controller
                                 (Chief Accounting Officer and Duly
                                 Authorized Officer of the Registrant)




                        EXHIBIT INDEX


Number          Description of Exhibits

10              Motorola Incentive Plan of 1998

 27              Financial Data Schedule (filed only electronically with the
                 SEC)