Form 10-Q
period 1998-06-27
MOTOROLA INC
filed 1998-08-03
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

      For the period ending         June 27, 1998

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

                           Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on June 27, 1998:

                 Class                    Number of Shares

       Common Stock; $3 Par Value           598,117,115


                      Motorola, Inc. and Subsidiaries
                                  Index


Part I

   Financial Information                                              Page

   Item 1   Financial Statements

            Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended
            June 27, 1998 and June 28, 1997	                        3

            Condensed Consolidated Balance Sheets at
            June 27, 1998 and December 31, 1997	                        4

            Condensed Consolidated Statement of Stockholders'
            Equity for the Six-Month Period Ended June 27, 1998	      5

            Condensed Consolidated Statements of Cash Flows for the Six-Month Periods ended June 27, 1998 and
            June 28, 1997                                               6

            Notes to Condensed Consolidated Financial
            Statements                                                  7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              11

Part II

   Other Information

   Item 1   Legal Proceedings                                          18

   Item 2   Changes in Securities                                      18

   Item 3   Defaults Upon Senior Securities                            18

   Item 4   Submission of Matters to a Vote of Security Holders        18

   Item 5   Other Information                                          18

   Item 6   Exhibits and Reports on Form 8-K                           19



                          Part I - Financial Information
                         Motorola, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                  (Unaudited)
                     (In millions, except per share amounts)


                                   Three Months Ended   Six Months Ended
                                    June 27,  June 28,   June 27,  June 28,
                                      1998     1997       1998      1997

Net sales                           $ 7,023  $ 7,521    $13,909    $14,163

Costs and expenses
  Manufacturing and other
    costs of sales                    5,018    5,019	    9,832      9,403
  Selling, general and
    administrative expenses           1,351    1,311	    2,588      2,473
  Restructuring charges               1,980      170      1,980        170
  Depreciation expense                  518      572      1,058      1,137
  Interest expense, net                  53 	  36         91         68
    Total costs and expenses          8,920    7,108     15,549     13,251
Earnings(loss) before income taxes   (1,897)     413     (1,640)       912
Income tax provision(benefit)          (569)     145       (492)       319
Net earnings(loss)                  $(1,328)  $  268    $(1,148)    $  593
Net earnings(loss) per share
Basic                               $ (2.22)  $  .45    $ (1.92)    $ 1.00
Diluted                             $ (2.22)  $  .44    $ (1.92)    $  .97

Weighted average common shares
outstanding
Basic                                 597.9    594.7      597.6      594.3
Diluted                               597.9    610.2      597.6      611.4

Dividends paid per share             $  .12   $  .12     $  .24     $  .24


See accompanying notes to condensed consolidated financial statements.



                        Motorola, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                            (Dollars in millions)

                                                (Unaudited)
                                                 June 27,   December 31,
                                                   1998        1997

     Assets
Cash and cash equivalents                        $ 1,177       $ 1,445
Short-term investments                               268           335
Accounts receivable, net                           4,904         4,847
Inventories                                        4,383         4,096
Deferred income taxes                              2,204         1,726
Other current assets                                 816           787
   Total current assets                           13,752        13,236
Property, plant and equipment, net                 9,990         9,856
Other assets                                       4,930	        4,186
   Total Assets                                  $28,672       $27,278


     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                 $ 2,973       $ 1,282
Accounts payable                                   1,972         2,297
Accrued liabilities                                6,584         5,476
   Total current liabilities                      11,529         9,055
Long-term debt                                     2,129	        2,144
Deferred income taxes                              1,642         1,522
Other liabilities                                  1,300	        1,285

   Stockholders' Equity
Common Stock, $3 par value                         1,795         1,793
Preferred stock, $100 par value issuable
   in series                                         ---           ---
Additional paid-in capital                         1,737         1,720
Retained earnings                                  8,212         9,504
Non-owner changes to equity                          328           255
   Total stockholders' equity                     12,072        13,272
   Total liabilities and stockholders' equity    $28,672       $27,278


See accompanying notes to condensed consolidated financial statements.



                        Motorola, Inc. and Subsidiaries
             Condensed Consolidated Statement of Stockholders' Equity
                                (Unaudited)
                           (Dollars in millions)

                                    Non-Owner Changes To Equity
                 Common
                  Stock      Fair Value
                   and       Adjustment    Foreign      Minimum
                Additional   to Certain    Currency     Pension
                 Paid-In     Cost-Based   Translation  Liability   Retained
                 Capital     Investments  Adjustments  Adjustment  Earnings

BALANCES AT
   12/31/97      $3,513         $533        ($240)       ($38)      $9,504
Net loss                                                            (1,148)
Conversion of
   zero coupon
   notes              1
Fair value
   Adjustment
   to certain
   cost-based
   investments:
    Reversal of
      prior
      period
      adjustment               (533)
    Recognition
      of current
      period
      unrecognized
      gain                      642
Change in foreign
      Currency
      translation
      adjustments                             (36)
Stock options
   exercised and
   other             18
Dividends declared                                                    (144)
BALANCES AT
   6/27/98       $3,532        $642         ($276)       ($38)      $8,212


See accompanying notes to condensed consolidated financial statements.



                       Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                          (Dollars in millions)

                                                    Six Months Ended
                                                  June 27,     June 28,
                                                     1998        1997

Operating
Net earnings(loss)                                 $(1,148)     $  593
Add(deduct) non-cash items
  Restructuring charges                              1,980         170
  Depreciation                                       1,058       1,137
  Deferred income taxes                               (430)         98
  Amortization of debt discount and issue costs          5           5
Gain on disposition of investments in
    affiliated companies                              (168)        (47)
Change in assets and liabilities, net of
    effects of acquisitions and dispositions
  Accounts receivable, net                             (64)       (624)
  Inventories                                         (314)       (443)
  Other current assets                                 (40)        (66)
  Accounts payable and accrued liabilities            (848)        245
  Other assets and liabilities                        (298)         17
Net cash (used for)provided by operating activities $ (267)     $1,085

Investing
Acquisitions and advances to affiliated
  companies                                         $ (320)     $  (80)
Proceeds from the dispositions of investments
  in affiliated companies                              184          81
Capital expenditures                                (1,688)     (1,052)
Proceeds from dispositions of property, plant and
  equipment and other changes                          246         127
(Purchases)sales of short-term investments              67         (20)
Net cash used for investing activities             $(1,511)     $ (944)

Financing
Proceeds from commercial paper and short-term
  borrowings                                        $1,691      $    3
Proceeds from issuance of debt                           8           1
Repayment of debt                                      (27)        (52)
Issuance of common stock                                18          52
Payment of dividends                                  (144)       (143)
Net cash provided by(used for) financing activities $1,546      $ (139)
Effect of exchange rate changes on cash and
  cash equivalents                                     (36)        (62)
Net decrease in cash and cash equivalents           $ (268)     $  (60)
Cash and cash equivalents, beginning of period      $1,445      $1,513
Cash and cash equivalents, end of period            $1,177      $1,453


See accompanying notes to condensed consolidated financial statements.



                       Motorola, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements as of June 27, 1998 and for the three-month and six-month periods ended June 27, 1998 and June 28, 1997, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments, reclassifications, and restructuring charges) necessary to present fairly the financial position, results of operations and cash flows at June 27, 1998 and for all periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ending December 31, 1997. The results of operations for the three-month and six-month periods ended June 27, 1998 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts have been reclassified in the 1997 financial statements to conform to the 1998 presentation.

2.  Supplemental Balance Sheet Information

Inventories consist of the following (in millions):
                                                June 27,     Dec. 31,
                                                  1998        1997

Finished goods                                  $ 1,227     $ 1,078
Work in process and production materials          3,156       3,018
   Inventories                                  $ 4,383     $ 4,096

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the carrying value of certain investments to be adjusted to fair value. The Company recorded an increase to stockholders' equity, other assets and deferred income taxes of $642 million, $1,062 million and $420 million as of June 27, 1998; compared to an increase of $533 million, $881 million and $348 million as of December 31, 1997.

3.  Supplemental Cash Flows Information

Cash paid for interest during the first six months of 1998 and 1997 was $146 million and $95 million, respectively. Cash paid for income taxes during the first six months of 1998 and 1997 was $307 million and $318 million, respectively.

4.  Earnings(Loss) Per Share

The following tables present a reconciliation of the numerators and denominators of basic and diluted earnings(loss) per share for the periods specified:

                                                    Three Months Ended
                                                    June 27,   June 28,
(In millions, except per share amounts)               1998        1997
Basic earnings(loss) per share:
  Net earnings(loss)                                $ (1,328)    $  268
  Weighted average common shares
    outstanding                                        597.9      594.7
  Per share amount                                  $ (2.22)     $  .45

Diluted earnings(loss) per share:
  Net earnings(loss)                                $ (1,328)    $  268
  Add: Interest on zero coupon
        notes, net of taxes, and
        effect of executive
        incentive and employee
        profit sharing plans                             ---          2
  Net earnings(loss), as adjusted                   $ (1,328)    $  270

  Weighted average common shares
    outstanding                                        597.9      594.7
  Add: Effect of dilutive securities
        Stock options                                    ---        9.0
        Zero coupon notes                                ---        6.5
  Diluted weighted average common
   shares outstanding                                  597.9      610.2
  Per share amount                                  $  (2.22)    $  .44

4.  Earnings(Loss) Per Share-cont'd

                                                      Six Months Ended
                                                    June 27,   June 28,
(In millions, except per share amounts)               1998        1997
Basic earnings(loss) per share:
  Net earnings(loss)                               $ (1,148)    $  593
  Weighted average common shares
    outstanding                                       597.6      594.3
  Per share amount                                 $ (1.92)     $ 1.00

Diluted earnings(loss) per share:
  Net earnings(loss)                               $ (1,148)    $  593
  Add: Interest on zero coupon
        notes, net of taxes, and
        effect of executive
        incentive and employee
        profit sharing plans                            ---          3
  Net earnings(loss), as adjusted                  $ (1,148)    $  596

  Weighted average common shares
    outstanding                                      597.6       594.3
  Add: Effect of dilutive securities
        Stock options                                  ---        10.8
        Zero coupon notes                              ---         6.3
  Diluted weighted average common
   shares outstanding                                597.6       611.4
  Per share amount                                $ (1.92)      $  .97

5.  Reorganization of Businesses

In the second quarter of 1998, the Company recorded a pre-tax restructuring charge of $1.98 billion to cover: a reduction in employment by approximately 15,000 over the next 12 months from the approximate 150,000 employees worldwide; the consolidation of manufacturing operations throughout the Company with emphasis on the Semiconductor Products and Messaging, Information and Media segments; the exit of additional non-strategic, poorly performing businesses; and the writedown of assets which have become impaired either as a result of current business conditions or business portfolio decisions.

Throughout 1997, the Company established restructuring accruals totalling $327 million to exit its modem business in Huntsville, AL, to exit the MacOSr-compatible computer systems business, and to phase out participation in the dynamic random access memory (DRAM) market. At June 27, 1998, $256 million of the accruals had been utilized with the remainder expected to be used by the end of 1998.

6.  Comprehensive Earnings(Loss)

SFAS No. 130 "Reporting Comprehensive Income", which is solely a financial statement presentation standard, requires the Company to disclose non-owner changes included in equity but not included in net earnings(loss). These changes include the fair value adjustment to certain cost-based investments, foreign currency translation adjustments, and minimum pension liability adjustment. Comprehensive earnings(loss) for the three-month periods ended June 27, 1998, and June 28, 1997, were $(1.4) billion and $567 million, respectively. Comprehensive earnings(loss) for the six-month periods ended June 27, 1998, and June 28, 1997, were $(1.1) billion and $832 million, respectively.

7.  Recent Accounting Pronouncement

During the second quarter, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is currently assessing the impact of this new statement on its consolidated financial position, liquidity, and results of operations.


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

Results of Operations:

In the second quarter of 1998, sales decreased 7 percent to $7.0 billion from $7.5 billion a year earlier. In the first half of 1998, sales declined 2 percent to $13.9 billion from $14.2 billion in the first half of 1997.

Excluding special items, second-quarter earnings were $6 million, or 1 cent per share in 1998, compared with $392 million, or 64 cents per share in the second quarter of 1997. Excluding special items, earnings for the six months were $147 million, or 25 cents per share, compared with $678 million, or $1.11 per share a year earlier.

The Company recorded special items of $1.91 billion pre-tax, or $2.23 per share after-tax, in the second quarter of 1998. These items include $1.98 billion of charges associated with a comprehensive series of manufacturing consolidations, cost reductions and restructuring steps intended to improve financial performance, as announced June 4, partially offset by gains on the sale of assets.
As a result, the second-quarter loss, including the special items, was $1.3 billion, or $2.22 per share, compared with earnings of $268 million, or 44 cents per share, in the second quarter a year ago.
The year-earlier quarter includes special charges against pre-tax earnings of $190 million, or 20 cents per share after-tax, largely from the phase-out of the dynamic random access memory (DRAM) business.

In the first six months of 1998, the loss, including special items was $1.15 billion, or $1.92 per share, compared with earnings of $593 million, or 97 cents per share, in last year's first half.

Cellular Products Segment sales declined 1 percent to $2.78 billion and orders were down 11 percent. Excluding special items referred to earlier, the segment had a smaller operating profit than a year ago. Including special items, the segment had an operating loss versus a profit a year ago.

Cellular Subscriber Sector (CSS) sales and orders declined. Sales and orders were higher in Europe, lower in Pan America and significantly lower in Asia. Sales of digital products continued to increase versus last year. This increase was entirely offset by a decline in sales of analog products, caused by a continuing trend of demand shift to digital products.

Cellular Infrastructure Group (CIG) sales increased while orders were significantly lower. Sales were up significantly in Japan and Pan America, lower in Europe and significantly lower in Asia. Orders were higher in Europe, lower in Asia and Pan America, and significantly lower in Japan than a year ago when an unusually high level of orders was recorded on a contract to build a nationwide Code Division Multiple Access (CDMA) system. The cellular infrastructure business has been historically characterized by large orders and irregular purchasing patterns, which can cause volatility in quarterly growth rates.

Semiconductor Products Segment sales decreased 11 percent to $1.81 billion and orders were down 25 percent. Excluding special items referred to earlier, the segment had an operating loss versus a profit a year ago. Including special items, the segment had a larger operating loss than a year ago. Orders were higher in the Transportation Systems Group, lower in the Consumer Systems and Networking and Computing Systems Groups, and significantly lower in the Wireless Subscriber Systems Group and Semiconductor Components Group. All major regions posted lower orders with orders in Japan and Asia down significantly. The semiconductor market continued to be adversely affected by economic difficulties in Asia, contributing to general market weakness and severe pricing pressures in many product lines.

Land Mobile Products Segment sales increased 18 percent to $1.37 billion, orders rose 12 percent and operating profits increased. Orders for iDEN (Registered) equipment for integrated digital enhanced networks were up significantly, led by orders for infrastructure equipment in North America, Brazil, Colombia and Japan. A new system in Sao Paulo, Brazil, and a second system in Buenos Aires, Argentina, began operations during the quarter. A 900 MHz dispatch-only system based on iDEN technology was announced and the first trial system was launched in Las Vegas, Nev. The segment also won several contracts for TETRA (Terrestrial Trunked Radio) equipment. TETRA is the only European-approved standard for digital trunked radio communications. A contract in excess of $60 million was received from Dolphin Telecommunications for 150,000 radio handsets for use on its national network in the U.K.

Messaging, Information and Media Segment sales declined 32 percent to $771 million and orders were down 35 percent. Excluding special items referred to earlier, the segment had a smaller operating profit than a year ago. Including special items, the segment had an operating loss versus a profit a year ago. Orders in the Paging Group were down significantly. Sales and orders were lower in North America and significantly lower in China. The Company announced the first commercial launch of the FLEX (Trademark) high speed, multi-frequency roaming paging network in the Guangxi Zhuang Autonomous Region of China's nationwide paging network. Orders and sales increased significantly in the emerging cable modem business.

Automotive, Component, Computer and Energy Sector sales declined 9 percent and orders were down 15 percent. Excluding special items referred to earlier, the sector had a smaller operating profit than a year ago. Including special items, the sector had an operating loss versus a profit a year ago. The sector's results are reported as part of the "Other Products" segment.

Space and Systems Technology Group Sales declined 36 percent, orders were 30 percent lower, and the group had an operating loss versus a profit a year ago. The changes in sales, orders and operating profits are all largely attributable to the lower dollar value than a year ago of contractual milestones on the IRIDIUM (Registered) program. Results are reported as part of the "Other Products" segment.

Initial deployment of the IRIDIUM global personal communications system was completed. The total number of operational, on-orbit satellites is currently 65. Motorola is planning 2 additional launches of Iridium satellites, carrying a total of 7 additional satellites, by the end of August. Operational and voice quality testing of the system continued to be demonstrated successfully, and nine Iridium gateways achieved pre-commercial acceptance by gateway owners. As previously reported, Iridium LLC may require additional financing, possibly during the second half of 1998, to continue to make contractual payments to the Company.

Manufacturing and other costs of sales were 71 percent of sales, compared with 67 percent in the second quarter of 1997. Increased pricing pressures were experienced in several business segments and were due to a variety of factors including weakened Asian currencies and reduced demand.

Selling, general and administrative expenses were 19 percent of sales compared with 17 percent in the year-earlier period, largely as a result of lower sales.
Depreciation expense decreased slightly as a percent of sales. Interest expense increased slightly as a percent of sales. The tax rate for the second quarter was 30 percent versus a 35 percent tax rate a year ago.

Liquidity and Capital Resources:

Operating activities used $267 million in cash for the six-month period ended June 27, 1998, as compared to providing $1.1 billion in cash for the six-month period ended June 28, 1997. The use of cash was due primarily to lower earnings, increases in inventory for the first half of 1998, and recognition of the restructuring charge in the second quarter of 1998.

Inventories at June 27, 1998 increased by 7 percent or $287 million, compared to inventories at December 31, 1997. Property, plant and equipment, less accumulated depreciation, increased $134 million since December 31, 1997.

The Company's notes payable and current portion of its long-term debt increased to $3.0 billion at June 27, 1998, from $1.3 billion at December 31, 1997. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity increased to 24.5 percent at June 27, 1998 from 12.4 percent at December 31, 1997. The Company's total domestic and foreign credit facilities aggregated $4.0 billion at June 27, 1998, of which $297 million were used and the remaining $3.7 billion were available to back up outstanding commercial paper which totaled $2.6 billion.

At June 27, 1998, the off-balance sheet commitment to Nextel
Communications, Inc. for equipment financing remained at $485 million. This amount represents the maximum available commitment and may not be completely used.

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

At June 27, 1998 and June 28, 1997, the Company had net outstanding foreign exchange contracts totaling $2.0 billion and $1.6 billion, respectively. The following schedule shows the five largest foreign exchange hedge positions as of June 27, 1998 and the corresponding positions at June 28, 1997:

Dollars in millions
Buy (Sell)              June 27,          June 28,
                          1998               1997

Japanese Yen             (569)              (427)
British Pound Sterling   (405)              (356)
German Mark              (352)              (149)
Italian Lira             (177)              (129)
Malaysian Ringgit          69                  4

At June 27, 1998 and June 28, 1997, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred gains at June 27, 1998, and net deferred losses at June 28, 1997, on these forward contracts which hedge designated firm commitments were immaterial.

As of the end of the reporting period, the Company had no outstanding interest rate swaps, commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not have any derivatives to hedge the value of its equity investments in affiliated companies.

The Company's research and development expenditures were $722 million in the second quarter of 1998, compared with $678 million in the second quarter of 1997. Research and development expenditures for the year ended December 31, 1997 were $2.7 billion. The Company continues to believe that a strong commitment to research and development drives long-term growth. The Company's capital expenditures for the second quarter of 1998 totaled $1.0 billion, compared with $611 million in the second quarter of 1997. The Company is currently anticipating that fixed asset expenditures for 1998 will be $3.5 billion.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was (3.8%) percent based on the performance of the four preceding fiscal quarters ending June 27, 1998, compared with
7.4 percent based on the performance of the four preceding fiscal quarters ending June 28, 1997. The Company's current ratio (the ratio of current assets to current liabilities) was 1.19 at June 27, 1998, compared to 1.46 at December 31, 1997.

Year 2000:

The Company has been aggressively addressing "Year 2000" issues relating to the processing of date data at the turn of the century. A company-wide task force has been formed, milestones have been established, and detailed plans are actively being implemented so that Motorola research programs, products and internal computer, financial, manufacturing and other infrastructure systems are reviewed and the necessary changes are addressed.

Additionally, Motorola customer and supplier relationships are being reviewed to assess and address Year 2000 issues. The Company has undertaken internal reviews and has contacted certain of its customers to assess, to the extent possible, Year 2000 issues related to Motorola products. While the Company is taking all reasonable efforts to make information on the Year 2000 readiness of Motorola products available to its customers, this information may not reach all customers, particularly indirect purchasers. Although the Company believes that it can address Year 2000 readiness issues related to its products, there still may be disruptions and/or product failures that are unforeseen, particularly with respect to its infrastructure equipment.

Motorola is requesting assurances from its major suppliers that they are addressing this issue and that products procured by Motorola will function properly in the Year 2000. Certain critical suppliers, such as energy providers, have been unwilling to provide such assurances and do not expect to provide such assurances prior to the Year 2000. Other critical suppliers do not expect to be able to provide such assurances until 1999. In both instances, this is particularly the case outside of the United
States where the Company has significant operations.   In addition, many
governmental agencies are not expected to be Year 2000 compliant. As a result, it is difficult for the Company to assess the likelihood, or the impact on its business, of such entities' failure to be Year 2000 compliant.

While Motorola's efforts to address Year 2000 issues will involve additional costs and the time and effort of a number of Motorola employees, the Company believes, based on currently available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on the Company's future consolidated results of operations, liquidity and capital resources.

Euro Conversion:

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date.

The Company has formed a task force and has begun to assess the potential
impact to the Company that may result from the euro conversion.   In
addition to tax and accounting considerations, the Company is assessing the potential impact from the euro conversion in a number of areas, including the following: (1) the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions;
(2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (3) the impact on currency exchange costs and currency exchange rate risk; and (4) the impact on existing contracts.

At this early stage of its assessment, the Company can not yet predict the anticipated impact of the euro conversion on the Company.

Outlook:

Conditions in the whole semiconductor industry worldwide and general business conditions in Asia weakened further in the second quarter. The currency-related impact on pricing and consumer confidence continues to affect the Asian region and the Company. Significant efforts to stabilize the region by the International Monetary Fund and various governments have not yet proven successful. The negative impact on the Company's business is likely to continue for at least the remainder of the year.

To respond to the severity of these business conditions, the Company is resizing itself through aggressive restructuring steps announced last month. These actions are intended to improve the Company's long-term profitability and efficiency.

The Company announced a more collaborative and market-focused Communications Enterprise that links together all of Motorola's communications businesses so they can easily share resources and cooperate on key business and technology issues. At the same time, it will realign individual businesses so they can quickly and more efficiently direct the Company's diverse core competencies toward winning solutions, as the convergence of wireless technologies continues. In the longer term, the Company expects to see the benefits of alliances and joint development projects in technologies ranging from digital signal processors to Internet Protocol telephony. The Company has announced, and is pursuing additional, cooperative efforts to enable it to build on its software strengths and technology portfolio and to bring profitable new products to the marketplace ahead of the competition. The Company believes these efforts, coupled with its strong position in emerging markets throughout the world, set the stage for a renewal of growth in sales and earnings.

Business Risks:

Statements that are not historical facts are forward-looking and involve risks and uncertainties. These include the statements in "Outlook" and statements about Iridium LLC's financing needs, the Company's 1998 fixed asset expenditures and the impact of Year 2000 issues. Motorola wishes to caution the reader that the factors below and those in Motorola's 1998 Proxy Statement on pages F-8 and F-9 and in its other SEC filings could cause Motorola's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the ability of Motorola to implement manufacturing consolidations, cost reductions and restructuring actions in a timely manner and the success of those efforts;
(ii) the ability of the Company to integrate its businesses to reduce costs and increase efficiencies; (iii) unanticipated impact of the renewal plan on productivity and the ability of the company to retain, and where necessary recruit, employees; (iv) the success of efforts to stabilize economic conditions in Asia; (v) pricing pressures and demand for the company's products, particularly semiconductor and messaging products, especially in light of the current economic conditions in Asia; (vi) the potential that the impact of weakened currencies in Southeast Asia could spread to countries where Motorola does a sizable amount of business, including China and Japan; (vii) the potential that deteriorating economic conditions in Japan could continue or worsen; (viii) the ability of Motorola's cellular businesses to continue to transition to digital products and gain market share; (ix) product and technology development and commercialization risks, including for newer digital products, Iridiumr satellite deployment and software development and Iridium products; (x) steady growth in emerging markets; (xi) unanticipated changes in demand for products; (xii) continued weak demand for paging products in North America and China; and (xiii) unanticipated impact of Year 2000 issues, particularly the failure of products of major suppliers to function properly in the Year 2000.

IRIDIUM (Registered) is a registered trademark and service mark of Iridium LLC.
MacOS (Registered) is a registered trademark of Apple Computer, Inc.

All other brand names mentioned are registered trademarks of their respective holders and are herein acknowledged.


                   Motorola, Inc. and Subsidiaries
                   Information by Industry Segment
                           (Unaudited)
                       (Dollars In millions)

Summarized below are the Company's segment sales as defined by industry segment for the three-month and six-month periods ended June 27, 1998 and June 28, 1997:

                                           Segment Sales
                                     for the three months ended
                                   June 27,     June 28,
                                     1998	         1997    % Change

Cellular Products                   $2,785      $2,824        (1)

Semiconductor Products               1,808       2,032       (11)

Land Mobile Products                 1,370       1,160        18

Messaging, Information and
  Media Products                       771       1,135       (32)

Other Products                         959       1,166       (18)

Adjustments and eliminations          (670)       (796)      (16)

   Industry segment totals          $7,023       $7,521       (7)

                                      Six months ended
                                    June 27,     June 28,
	                               1998         1997      % Change

Cellular Products                   $5,592      $5,537         1

Semiconductor Products               3,641       3,840        (5)

Land Mobile Products                 2,613       2,137        22

Messaging, Information and
  Media Products                     1,463       2,059       (29)

Other Products                       1,977       2,042        (3)

Adjustments and eliminations        (1,377)     (1,452)       (5)

   Industry segment totals         $13,909     $14,163        (2)



Part II - Other Information


Item 1 - Legal Proceedings.

Motorola is a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. On June 1, 1998, acting with respect to that portion of the consolidated Lofgren personal injury cases that had been set for a June trial, and following extensive evidentiary hearings held in April and May, the Lofgren court ruled inadmissible proffered testimony from each of the plaintiffs' medical causation experts and granted summary judgment on those personal injury claims in favor of Motorola and the other remaining defendants.

Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. On June 30, 1998, the Illinois Appellate Court affirmed the Circuit Court's earlier dismissal of Schiffner v. Motorola, a purported class action by purchasers of portable cellular phones alleging economic losses.

See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1997 and Item 1 of Part II of the Company's Form 10-Q for the period ended March 28, 1998 for additional disclosures regarding pending matters.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2 - Changes in Securities.
Not applicable.

Item 3 - Defaults Upon Senior Securities.
Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5 - Other Information.

Stockholder Proposals

Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than November 23, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting.

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to February 6, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

Pursuant to the Company's Bylaws, proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received by the Secretary of the Company at the Company's principal executive offices not earlier than the 90th day prior to the date of the annual meeting nor later than the 60th day prior to the date of the annual meeting in order to be brought before the meeting. (Although, as stated above, the proposal must be received no later than November 23, 1998 in order to be included in the proxy statement relating to the 1999 annual meeting). The Company currently believes that the 1999 annual meeting of stockholders will be held during the first week of May 1999.

Item 6 - Exhibits and Reports on Form 8-K.

(a)      Exhibits

 3(ii)   By-Laws of Motorola, Inc., as amended through July 16, 1997.

10.1     Motorola Executive Incentive Plan, as amended through February
         4, 1998.

10.2 Motorola Long Range Incentive Plan of 1994, as amended through February 4, 1998.

10.12 Motorola Non-Employee Directors Stock Plan, as amended and restated on February 4, 1998.

27       Financial Data Schedule (filed only electronically with the
         SEC).

(b)      Reports on Form 8-K

                The Company filed a Current Report on Form 8-K dated
          June 5, 1998.



                             Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MOTOROLA, INC.
                                (Registrant)


Date:  July 31, 1998             By: /s/ Kenneth J. Johnson
                                 Kenneth J. Johnson
                                 Senior Vice President and Controller
                                  (Chief Accounting Officer and Duly
                                   Authorized Officer of the Registrant)

EXHIBIT INDEX


Number         Description of Exhibits

3(ii)	         By-Laws of Motorola, Inc., as amended through July 16, 1997.

10.1           Motorola Executive Incentive Plan, as amended through
               February 4, 1998.

10.2 Motorola Long Range Incentive Plan of 1994, as amended through February 4, 1998.

10.12 Motorola Non-Employee Directors Stock Plan, as amended and restated on February 4, 1998.

27             Financial Data Schedule (filed only electronically with the
               SEC).