Form 10-Q
period 1998-09-26
MOTOROLA INC
filed 1998-11-10
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ending         September 26, 1998

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

                             Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on September 26, 1998:

                      Class                    Number of Shares

             Common Stock; $3 Par Value           600,177,725


                        Motorola, Inc. and Subsidiaries
                                    Index


Part I

   Financial Information                                              Page

   Item 1   Financial Statements

            Condensed Consolidated Statements of Operations for
            the Three-Month and Nine-Month Periods Ended
            September 26, 1998 and September 27, 1997                   3

            Condensed Consolidated Balance Sheets at
            September 26, 1998 and December 31, 1997                    4

            Condensed Consolidated Statement of Stockholders'
            Equity for the Nine-Month Period Ended September 26, 1998   5

            Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 26, 1998 and
            September 27, 1997                                          6

            Notes to Condensed Consolidated Financial
            Statements                                                  7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              11

Part II

   Other Information

   Item 1   Legal Proceedings                                          27

   Item 2   Changes in Securities                                      27

   Item 3   Defaults Upon Senior Securities                            28

   Item 4   Submission of Matters to a Vote of Security Holders        28

   Item 5   Other Information                                          28

   Item 6   Exhibits and Reports on Form 8-K                           28


                        Part I - Financial Information
                        Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                 (Unaudited)
                   (In millions, except per share amounts)


                                   Three Months Ended      Nine Months Ended
                                   Sept. 26, Sept. 27,   Sept. 26,   Sept. 27,
                                      1998       1997       1998       1997

Net sales                           $ 7,152   $ 7,353    $21,061    $21,516

Costs and expenses
  Manufacturing and other
    costs of sales                    5,155     4,986     14,987     14,389
  Selling, general and
    administrative expenses           1,359     1,237      3,947      3,710
  Restructuring charges                 ---        95      1,980        265
  Depreciation expense                  537       595      1,595      1,732
  Interest expense, net                  62        30        153         98
    Total costs and expenses          7,113     6,943     22,662     20,194
Earnings(loss) before income taxes       39       410     (1,601)     1,322
Income tax provision(benefit)            12       144       (480)       463
Net earnings(loss)                  $    27   $   266    $(1,121)    $  859


Net earnings(loss) per share
Basic                               $   .05    $  .44    $ (1.87)    $ 1.44
Diluted                             $   .04    $  .44    $ (1.87)    $ 1.41

Weighted average common shares
outstanding
Basic                                 598.7     596.4      598.0      595.0
Diluted                               604.5     612.3      598.0      613.3

Dividends paid per share             $  .12    $  .12     $  .36     $  .36




See accompanying notes to condensed consolidated financial statements.


                        Motorola, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                             (Dollars in millions)

                                 (Unaudited)
                                                 Sept. 26,   December 31,
                                                   1998          1997
     Assets
Cash and cash equivalents                        $ 1,257       $ 1,445
Short-term investments                               250           335
Accounts receivable, net                           5,023         4,847
Inventories                                        4,290         4,096
Deferred income taxes                              2,550         1,726
Other current assets                                 850           787
   Total current assets                           14,220        13,236
Property, plant and equipment, net                 9,957         9,856
Other assets                                       4,753         4,186
   Total Assets                                  $28,930       $27,278


     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                 $ 3,598       $ 1,282
Accounts payable                                   2,056         2,297
Accrued liabilities                                6,631         5,476
   Total current liabilities                      12,285         9,055
Long-term debt                                     2,133         2,144
Deferred income taxes                              1,409         1,522
Other liabilities                                  1,213         1,285

   Stockholders' Equity
Common Stock, $3 par value                         1,801         1,793
Preferred stock, $100 par value issuable
   in series                                         ---           ---
Additional paid-in capital                         1,855         1,720
Retained earnings                                  8,167         9,504
Non-owner changes to equity                           67           255
   Total stockholders' equity                     11,890        13,272
   Total liabilities and stockholders' equity    $28,930       $27,278


See accompanying notes to condensed consolidated financial statements.


                        Motorola, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                                 (Unaudited)
                            (Dollars in millions)

                             Non-Owner Changes To Equity
                  Common
                   Stock    Fair Value
                    and     Adjustment    Foreign     Minimum
                Additional  to Certain    Currency    Pension
                 Paid-In    Cost-Based   Translation  Liability  Retained
                 Capital    Investments  Adjustments  Adjustment Earnings
BALANCES AT
  12/31/97       $3,513         $533        ($240)      ($38)      $9,504
Net loss                                                          (1,121)
Conversion of
 zero coupon
 notes                2
Fair value
 adjustments
 to certain
 cost-based
 investments:
  Reversal of
  prior period
  adjustment                    (533)
  Recognition of
  current period
     unrecognized
     gain                        344
Change in foreign
 currency translation
  adjustments                                  (1)
Stock options
 exercised and
 other              141
Dividends declared                                                  (216)
BALANCES AT
 9/26/98         $3,656      $344        ($239)        ($38)      $8,167


See accompanying notes to condensed consolidated financial statements.


                        Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                            (Dollars in millions)

                                                   Nine Months Ended
                                                  Sept. 26,    Sept. 27,
                                                     1998        1997
Operating
Net earnings(loss)                                 $(1,121)     $  859
Adjustments to reconcile net earnings (loss)
  to net cash from operating activities:
    Restructuring charges                            1,980         265
    Depreciation                                     1,595       1,732
    Deferred income taxes                             (814)        203
    Amortization of debt discount and issue costs        7           7
    Gain on disposition of investments in
      affiliates net of acquisition charges           (160)        (94)
    Change in assets and liabilities, net of
      effects of acquisitions and dispositions:
        Accounts receivable, net                      (203)       (512)
        Inventories                                   (290)       (759)
        Other current assets                           (77)        (48)
        Accounts payable and accrued liabilities      (545)        394
        Other assets and liabilities                  (509)       (117)
Net cash (used for)provided by operating activities $ (137)     $1,930

Investing
Acquisitions and advances to affiliates             $ (562)     $ (117)
Proceeds from the dispositions of investments
  and affiliates                                       339         195
Capital expenditures                                (2,395)     (1,883)
Proceeds from dispositions of property, plant and
  equipment and other changes                          376         374
Sales of short-term investments                         85           6
Net cash used for investing activities             $(2,157)    $(1,425)

Financing
Proceeds from commercial paper and short-term
  borrowings                                        $2,316      $   (3)
Proceeds from issuance of debt                          12           1
Repayment of debt                                      (28)        (21)
Issuance of common stock                                21          96
Payment of dividends                                  (216)       (214)
Net cash provided by(used for) financing activities $2,105      $ (141)
Effect of exchange rate changes on cash and
  cash equivalents                                       1        (109)
Net (decrease)increase in cash and cash equivalents $ (188)     $  255
Cash and cash equivalents, beginning of period      $1,445      $1,513
Cash and cash equivalents, end of period            $1,257      $1,768

See accompanying notes to condensed consolidated financial statements.


                        Motorola, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements as of September 26, 1998 and for the three-month and nine-month periods ended September 26, 1998 and September 27, 1997, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments, reclassifications, and restructuring charges) necessary to present fairly the financial position, results of operations and cash flows at September 26, 1998 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the three-month and nine-month periods ended September 26, 1998 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts have been reclassified in the 1997 financial statements to conform to the 1998 presentation.

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

2.  Supplemental Balance Sheet Information

Inventories consist of the following (in millions):
                                                Sept. 26,   Dec. 31,
                                                  1998        1997

Finished goods                                  $ 1,113     $ 1,078
Work in process and production materials          3,177       3,018
   Inventories                                  $ 4,290     $ 4,096

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the carrying value of certain investments to be adjusted to fair value. The Company recorded an increase to stockholders' equity, other assets and deferred income taxes of $344 million, $569 million and $225 million as of September 26, 1998; compared to an increase of $533 million, $881 million and $348 million as of December 31, 1997.

3.  Supplemental Cash Flows Information

Cash paid for interest during the first nine months of 1998 and 1997 was $203 million and $180 million, respectively. Cash paid for income taxes during the first nine months of 1998 and 1997 was $315 million and $425 million, respectively.

4.  Earnings(Loss) Per Share

The following tables present a reconciliation of the numerators and denominators of basic and diluted earnings(loss) per share for the periods specified:
                                                       Three Months Ended
                                                     Sept. 26,    Sept. 27,
(In millions, except per share amounts)                1998           1997
Basic earnings per share:
  Net earnings                                       $   27         $  266
  Weighted average common shares
    outstanding                                       598.7          596.4
  Per share amount                                   $.  05         $  .44
Diluted earnings per share:
  Net earnings                                       $   27         $  266
  Add: Interest on zero coupon
        notes, net of taxes, and
        effect of executive
        incentive and employee
        profit sharing plans                            ---         $    1
  Net earnings as adjusted                           $    27        $  267
  Weighted average common shares
    outstanding                                        598.7         596.4
  Add: Effect of dilutive securities
        Stock options                                   5.8            9.0
        Zero coupon notes                               ---            6.9
  Diluted weighted average common
   shares outstanding                                  604.5         612.3
  Per share amount                                   $   .04       $   .44


                                                       Nine Months Ended
                                                     Sept. 26,    Sept. 27,
(In millions, except per share amounts)               1998         1997
Basic earnings(loss) per share:
  Net earnings(loss)                                 $(1,121)      $  859
  Weighted average common shares
    outstanding                                        598.0        595.0
  Per share amount                                   $ (1.87)      $ 1.44
Diluted earnings(loss) per share:
  Net earnings(loss)                                 $(1,121)      $  859
  Add: Interest on zero coupon
        notes, net of taxes, and
        effect of executive
        incentive and employee
        profit sharing plans                             ---            4
  Net earnings(loss), as adjusted                    $(1,121)      $  863
  Weighted average common shares
    outstanding                                        598.0        595.0
  Add: Effect of dilutive securities
        Stock options                                    ---         12.0
        Zero coupon notes                                ---          6.3
  Diluted weighted average common
   shares outstanding                                  598.0        613.3
  Per share amount                                   $ (1.87)      $ 1.41

5.  Reorganization and Acquisition of Businesses

In the second quarter of 1998, the Company recorded a pre-tax restructuring charge of $1.98 billion for the following types of costs: the consolidation of manufacturing operations throughout the Company with emphasis on the Semiconductor Products and Messaging, Information and Media segments; the exit of additional non-strategic, poorly-performing businesses; the writedown of assets which have become impaired either as a result of current business conditions or business portfolio decisions; and a reduction in employment by approximately 15,000 by the second quarter of 1999 from the approximately 150,000 employees worldwide at the beginning of the second quarter of 1998. The following table displays a rollforward of the restructuring accruals to September 26, 1998, by category:

===========================================================================
(in millions)                      Pre-June
                                   27, 1998   Accruals          Accruals at
                          Initial  Amounts    at June   Amounts   Sept. 26,
Accruals by Category:     Accrual    Used     27, 1998   Used       1998
-----------------------------------------------------------------------------
Consolidation of
  manufacturing
  operations              $  361     $    9     $  352   $  67      $  285
Business exits and
  asset impairments          819        130        689     358         331
Employee separations         461          4        457     112         345
Other                        339         81        258      17         241
  Totals                  $1,980     $  224     $1,756  $  554      $1,202
==========================================================================

During the third quarter of 1998, the Company sold its printed circuit board business and exited several semiconductor product lines. In addition, the Company signed a memorandum of understanding to sell its non-silicon component manufacturing business to CTS Corp. The business includes ceramics, quartz oscillator, piezoelectric technology and surface acoustic wave operations.

In 1997, the Company established restructuring accruals totaling $327 million to exit its modem business in Huntsville, AL, to exit the MacOS(Registered)-compatible computer systems business, and to phase out participation in the dynamic random access memory (DRAM) market. Through September 26, 1998, $262 million of the accruals had been utilized, $31 million had been reversed into income over the last several quarters, and the remaining $34 million is expected to be used by the end of 1998.

As of September 26, 1998, approximately 5,500 direct and 2,300 indirect employees have separated from the Company through a combination of voluntary and involuntary severance programs. Direct employees are primarily non-supervisory production employees, and indirect employees are primarily non-production employees and production managers.

During the third quarter of 1998, the Company acquired the remaining outstanding shares of Starfish Software, Inc., a supplier of synchronization technology for wireless and wireline connected information devices. The total acquisition cost was $253 million, consisting of cash, stock, assumed stock options and assumed liabilities. In connection with this transaction, the Company recorded an in-process research and development charge of $109 million, which was included in the pre-tax net special charge of $18 million for the quarter as it was partially offset by gains on business and asset sales. Pro forma effects of the acquisition are not material.

6.  Comprehensive Earnings(Loss)

SFAS No. 130 "Reporting Comprehensive Income", which is solely a financial statement presentation standard, requires the Company to disclose non-owner changes included in equity but not included in net earnings(loss). These changes include the fair value adjustments to certain cost-based investments, the foreign currency translation adjustments, and the minimum pension liability adjustment. Comprehensive earnings(loss) for the three-month periods ended September 26, 1998, and September 27, 1997, were ($234) million and $568 million, respectively. Comprehensive earnings(loss) for the nine-month periods ended September 26, 1998, and September 27, 1997, were ($1.3) billion and $1.4 billion, respectively.


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

Results of Operations:

Sales were $7.2 billion in the third quarter of 1998, down 3 percent from $7.4 billion a year earlier. In the first nine months, sales decreased 2 percent to $21.1 billion from $21.5 billion in the first nine months of 1997.

Excluding special charges, third-quarter earnings were $40 million, or 7 cents per share after-tax in 1998, compared with $308 million, or 51 cents per share after-tax in the third quarter of 1997. Excluding special charges, earnings for the nine months were $188 million, or 31 cents per share after-tax, compared with $986 million, or $1.62 per share after-tax a year earlier.

The third-quarter results reflect the continuing impact of adverse business conditions in Asia and weakness in semiconductors and paging products on a worldwide basis. These negative factors were partially offset by some early benefits from Motorola's manufacturing consolidation, cost reduction and restructuring programs.

The Company recorded special charges of $18 million pre-tax, or 3 cents per share after-tax, in the third quarter of 1998. These charges include a write-off in connection with the acquisition of Starfish Software, Inc., partially offset by gains on business and asset sales. Including the special charges, third-quarter earnings were $27 million, or 4 cents per share after-tax, compared with $266 million, or 44 cents per share after-tax, in the third quarter a year ago. The year-earlier quarter included special charges against pre-tax earnings of $65 million, or 7 cents per share after-tax, largely from the decision to exit the MacOS (Registered) compatible computer systems business.

In the first nine months of 1998, the loss, including special charges, was $1.1 billion, or $1.87 per share after-tax, compared with earnings of $859 million, or $1.41 per share after-tax, in last year's first nine months. This year's loss includes special charges of $1.9 billion pre-tax, or $2.18 per share after-tax, largely as a result of charges associated with a comprehensive series of manufacturing consolidations, cost reductions and restructuring steps intended to improve financial performance. The year-earlier period also includes special charges against pre-tax earnings of $196 million, or 21 cents per share after-tax, largely from the phase-out of the dynamic random access memory (DRAM) business and the decision to exit the MacOs(Registered)-compatible computer systems business.

In July, the Company's communications-related businesses were realigned into the Communications Enterprise, a structure intended to enable integrated solutions and improved responsiveness to the needs of distinct customer segments, including consumers, telecommunications network operators, and commercial, government and industrial users of telecommunications equipment. For this quarter's financial reporting purposes, the Company continues to use the previous segments, pending a restatement at a later date.

Cellular Products Segment sales increased 9 percent to $3 billion and orders were down 2 percent. Operating profits were higher due to gains on business and asset sales. Excluding those gains, operating profits would have declined, largely due to increased research and development investment in digital cellular technologies.

Cellular Subscriber Sector (CSS) sales and orders declined. However, sales and orders of digital products increased significantly versus last year. This was offset by a very significant decline in sales of analog products, caused by a continuing trend of demand shift to digital products. In Asia, sales and orders were significantly higher, while they were significantly lower in Pan America and slightly lower in Europe. GSM phone sales showed a strong sequential increase due to rapid acceptance of new products announced earlier in 1998, including the cd900 series phones.

Cellular Infrastructure Group (CIG) sales increased significantly and orders were higher. In Japan and Europe both sales and orders were significantly higher, while they were lower in Pan America and significantly lower in Asia. The cellular infrastructure business has been historically characterized by large orders and irregular purchasing patterns which can cause volatility in quarterly growth rates.

Land Mobile Products Segment sales increased 3 percent to $1.3 billion, orders increased 20 percent and operating profits were higher. Orders for iDEN (Registered) equipment for integrated digital enhanced networks were significantly higher. New iDEN systems began operations in the greater Tokyo area, Rio de Janeiro, Manila and Singapore.

Messaging, Information and Media Segment sales decreased 38 percent to $552 million and orders were 10 percent lower. The segment had an operating loss versus a profit a year ago, due to the decline in sales and the write-off related to the acquisition of Starfish Software, Inc., a supplier of synchronization technology for wireless and wireline connected information devices. Paging Group orders were lower than a year ago due to a significant decline in Asia, only partly offset by higher orders in Pan America. Paging Group sales were significantly lower than a year ago in all regions.

Space and Systems Technology Group Sales increased 12 percent, orders were down 87 percent, and operating profits increased. The decline in orders is related to the timing of contractual milestones on the Iridium(Registered) program. The results are reported as part of the "Other Products" segment. Operational and voice quality testing of the Iridium system continued during the quarter. Gateway operators have now conditionally accepted 12 Iridium gateways around the world. Commercial voice service began on November 1.

As previously reported, Iridium Operating LLC and/or Iridium LLC (collectively "Iridium") may require additional financing, possibly before the end of 1998, to continue to make contractual payments to the Company. As reported by Iridium, it has a senior secured bank facility which matures on December 31, 1998. Iridium will need to refinance this facility and seek additional financing in order to meet its funding requirements. Given the current strain on liquidity in worldwide capital markets, it may be more difficult for Iridium to raise all of the additional financing it needs.

The Company has provided and continues to provide financial support to Iridium. As of early 1997, the Company had agreed to guarantee $750 million of Iridium bank financing and had conditionally offered to guarantee an additional $350 million of Iridium bank financing. Currently, the conditional offer to guarantee an additional $350 million remains in place. However, the Company's existing guarantee has been reduced to $275 million, although that amount could significantly increase depending on Iridium's financing needs and the outcome of current negotiations between the Company and Iridium and between Iridium and its lenders.

The Company has contracts with Iridium under which it constructed and deployed the satellite constellation and is to maintain the performance of the satellite constellation and to provide certain computer systems, functionality and software for the system. In connection with these relationships, the Company has accounts receivables from Iridium which, as of September 26, 1998, totaled $283 million.

The Company has also agreed to conditionally guarantee up to $175 million of additional Iridium bank financing, the proceeds of which are to be used to purchase subscriber equipment for the Iridium system from the Company. This guarantee may be called upon if the Iridium gateway operators do not purchase minimum amounts of subscriber equipment from the Company, and Iridium, per its agreement with the Company, purchases or finances the purchase of such equipment from the Company. Based on gateway operators' early purchases as the system begins commercial service, the Company anticipates that these minimum orders will be met or substantially met.

At September 26, 1998, the Company also held, at an original value of $156 million, Iridium Operating LLC's 14-1/2% Senior Subordinated Discount Notes due 2006. The Notes accrete in value until as late as July 10, 2001, at which time the accreted value of all Notes currently held by the Company will be $315 million. When the Notes reach their full accreted value, interest begins to accrue at 14-1/2% per annum payable semi-annually in cash, with the first interest payment on the Notes scheduled to occur on September 1, 2001.

Semiconductor Products Segment sales decreased 14 percent to $1.8 billion and orders were 10 percent lower. The sector had an operating loss versus a profit a year ago, due to the decline in sales and lower average selling prices resulting from a worldwide industry recession. Orders were higher in the Networking & Computing and Transportation Systems groups, down slightly in Wireless Subscriber Systems and down significantly in the Consumer Systems and Semiconductor Components groups. By region, orders grew slightly in Europe and Asia-Pacific, were down in the Americas, and were down significantly in Japan.

Automotive, Component, Computer and Energy Sector Sales declined 12 percent and orders were down 10 percent. The sector had an operating profit versus a loss a year ago, when a charge was taken to exit the MacOS(Registered)- compatible computer systems business. Excluding that charge, operating profits would have been lower than a year ago, largely due to the decline in sales. The sector's results are reported as part of the "Other Products" segment.

The Company sold its printed circuit board business, which included two manufacturing operations in Singapore. The Company also signed a memorandum of understanding to sell its non-silicon component products division to CTS Corp. The businesses in the division include ceramics, quartz oscillator, piezoelectric technology and surface acoustic wave operations.

Selling, general and administrative expenses were 20 percent of sales compared with 17 percent in the year-earlier period. The increase as a percent of sales was due entirely to a write-off related to the acquisition of Starfish Software, Inc. and a larger Iridium equity loss. Depreciation expense decreased slightly as a percent of sales. Interest expense increased slightly as a percent of sales. The tax rate for the third quarter was 30 percent versus a 35 percent tax rate a year ago.

Liquidity and Capital Resources:

Operating activities used $137 million in cash for the nine-month period ended September 26, 1998, as compared to providing $1.9 billion in cash for the nine-month period ended September 27, 1997. The change in cash flow was due primarily to lower earnings.

Inventories at September 26, 1998 increased by 5 percent or $194 million, compared to inventories at December 31, 1997. Property, plant and equipment, less accumulated depreciation, increased $101 million since December 31, 1997.

The Company's notes payable and current portion of its long-term debt increased to $3.6 billion at September 26, 1998, from $1.3 billion at December 31, 1997. Net debt (notes payable and current portion of long-term debt plus long-term debt less short-term investments and cash equivalents) to net debt plus equity increased to 28.4 percent at September 26, 1998 from 12.4 percent at December 31, 1997. The Company's total domestic and foreign credit facilities aggregated $4.7 billion at September 26, 1998, of which $313 million were used and the remaining $4.4 billion were available to back up outstanding commercial paper which totaled $3.3 billion.

The significant increase in the Company's short-term borrowings can be attributed, generally, to the Company's need to finance its operations during a period of lower profitability. Among other things, the additional cash has been necessary to provide for increased long-term customer financing, higher inventory levels, increased accounts receivable and, although diminishing, the Company's high level of capital expenditures.

At September 26, 1998, the off-balance sheet commitment to Nextel
Communications, Inc. for equipment financing remained at $485 million. This amount represents the maximum available commitment and may not be completely used.

On September 28, 1998, the Company redeemed $368 million principal amount at maturity of its outstanding LYONs(Trademark) due 2013 at the election of the holders thereof. The Company made a total payment of $263 million to redeem these LYONs. The proceeds used for this redemption were obtained entirely from the issuance of commercial paper. As of October 15, 1998, approximately $110 million principal amount at maturity of the Company's LYONs due 2013 remains outstanding.

On October 20, 1998, the Company sold an aggregate face principal amount at maturity of $325 million of 5.80% Notes due October 15, 2008. The net proceeds to the Company from the issuance and sale of the Notes were $322 million. The Company intends to use the proceeds to reduce short-term indebtedness and for other general corporate purposes.

As a multinational company, the Company's transactions are denominated in a variety of currencies. The Company uses financial instruments to hedge, and therefore attempts to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company's policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

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

At September 26, 1998 and September 27, 1997, the Company had net outstanding foreign exchange contracts totaling $1.9 billion and $1.7 billion, respectively. The following schedule shows the five largest foreign exchange hedge positions as of September 26, 1998 and the corresponding positions at September 27, 1997:

Dollars in millions
Buy (Sell)              Sept. 26,          Sept. 27,
                         1998               1997
Japanese Yen             (596)              (359)
German Mark              (224)              (224)
British Pound Sterling   (210)              (496)
Italian Lira             (174)              (163)
Taiwan Dollar             (74)               (83)

At September 26, 1998 and September 27, 1997, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred gains at September 26, 1998, and net deferred losses at September 27, 1997, on these forward contracts which hedge designated firm commitments were immaterial.

As of the end of the reporting period, the Company had no outstanding interest rate swaps, commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not have any derivatives to hedge the value of its equity investments in affiliated companies.

The Company's research and development expenditures for the three-month periods ended September 26, 1998, and September 27, 1997, were $732 million and $695 million, respectively. Research and development expenditures for the nine-month periods ended September 26, 1998, and September 27, 1997, were $2.2 billion and $2.0 billion, respectively. The Company continues to believe that a strong commitment to research and development drives long-term growth. The Company's capital expenditures for the three-month periods ended September 26, 1998, and September 27, 1997, were $708 million and $831 million, respectively. Capital expenditures for the nine-month periods ended September 26, 1998, and September 27, 1997, were $2.4 billion and $1.8 billion, respectively. For the full year of 1998, the Company's capital expenditures are now expected to total approximately $2.9 billion. The Company has reduced its capital expenditures forecast compared to original projections due in part to the continued weakness in the Company's semiconductor business as a result of the ongoing worldwide semiconductor industry recession.

Return on average invested capital (net earnings divided by the sum of stockholders' equity, long-term debt, notes payable and the current portion of long-term debt, less short-term investments and cash equivalents) was (5.3) percent based on the performance of the four preceding fiscal quarters ending September 26, 1998, compared with 7.8 percent based on the performance of the four preceding fiscal quarters ending September 27, 1997. The Company's current ratio (the ratio of current assets to current liabilities) was 1.16 at September 26, 1998, compared to 1.46 at December 31, 1997.

Year 2000:

Motorola has been actively addressing Year 2000 issues since 1997. A Year 2000 Enterprise Council was formed and is responsible for coordinating and facilitating of activities across the Company. The Year 2000 Enterprise Council reports to the Company's President and Chief Operating Officer and its progress is reported to the Management Board of the Company (which is comprised of the Company's most senior management) and the Audit and Legal Committee of the Board of Directors.

The Year 2000 issue refers to the risk that systems, products and equipment having date-sensitive components will not recognize the Year 2000. Throughout this disclosure the Company uses the generic phrase "year 2000 ready" to mean that a system, product or piece of equipment will perform its intended functions on or after January 1, 2000 the same as it did before January 1, 2000. The Company also has a specific definition of Year 2000 Ready for Motorola products described below.

                        The Six-Phase Year 2000 Program

Motorola developed the Six-Phase Year 2000 Program to ensure a thorough and standard approach to addressing the Year 2000 problem across the Company.

The Program summarizes the tasks to be completed while leaving each business to tailor actions specifically to their environments, the goals of each phase, and their targeted completion dates. The six-phases are Preliminary (identify the issues, create awareness, and dedicate resources); Discovery/Charter (inventory, categorize, and make initial cost estimates); Scope (refine inventory and assess business impacts and risks); Conversion Planning (determine specific implementation solutions through analysis, formulate strategies, and develop project and test plans); Conversion (make program changes, perform applications and acceptance testing and certification); and Deployment and Post Implementation (deploy program and software changes, evaluate and apply lessons learned).

                           The Company's Readiness

As of September 26, 1998, all of the Company's sectors and groups have substantially completed Phases 1-4, have partially completed Phase 5, and expect to complete a substantial portion of the work under the 6 phases by December 31, 1998. However, certain of the work will continue well into 1999. This work will be separately monitored and tracked with appropriate target completion dates. Contingency plans will be developed for any matter not resolved in 1998 that may have a material negative impact on Motorola's final "year 2000 readiness".

As part of the Company's overall program and to ensure adequate means to measure progress, Motorola has established five functional categories to be reviewed by each business as follows:

Products. While addressing all five functional categories, the Company has placed a high priority on ensuring that Motorola products are Year 2000 Ready and is completing a comprehensive review of the Year 2000 Readiness of Motorola products. The results of these reviews are being made available to Motorola customers and third parties through the use of a Motorola Year 2000 web-site and is supplemented with additional written communications. The Motorola definition of "Year 2000 Ready", which is the standard Motorola uses to determine the Year 2000 Readiness of Motorola products, is as follows:

     Year 2000 Ready means the capability of a Motorola Product, when used in accordance with it's associated documentation, to correctly process, provide and/or receive date-data in and between the years 1999 and 2000, including leap year calculations, provided that all other products and systems (for example, hardware, software and firmware) used with the Motorola Product properly exchange accurate date-data with it.

Manufacturing. Some of the tools and equipment (hardware and software) used to develop and manufacture Motorola products are date-sensitive. The Company believes, based on the results of the Six-Phase Program and based on assurances from its suppliers, that the critical tools and equipment used by it to manufacture products will be "year 2000 ready" or will be made ready through upgrades by the suppliers of the tools or equipment. As a result the Company does not expect significant interruption to its manufacturing capabilities because of the failure of tools and/or equipment.

Non-Manufacturing Business Applications. Throughout the business the Company is fixing and testing all non-manufacturing business applications such as core financial information and reporting systems, procurement, human resources/payroll, factory applications, customer service systems, and revenue systems, and does not expect any significant Year 2000 problems in this area.

Facilities and Infrastructure. The Company also is fixing and testing its facilities and infrastructure (health, safety and environment systems, buildings, security/alarms/doors, desktop computers, networks) to ensure they are "year 2000 ready" and does not expect significant interruption to its operations because of Year 2000 problems with its facilities and infrastructure.

Logistics. The Company has devoted significant resources to ensure that its operations are not disrupted because of services or products supplied to the Company. In addition, the Company has requested assurances from its joint venture partners and alliance partners of their "year 2000 readiness".

Of critical importance to the Company's Year 2000 Readiness is the readiness of suppliers and the products the Company procures from suppliers. Motorola has many thousands of suppliers and has a comprehensive program to identify and obtain Year 2000 information from its critical suppliers. The program includes awareness letters, site visits, questionnaires, compliance agreements and warranties as well as a review of suppliers' Year 2000 web-sites. If a supplier is determined to entail a "high risk" of non-year 2000 readiness, the Company will develop contingency and alternate sourcing plans to minimize the Year 2000 risk.

As described in the Company's discussion of most reasonably likely worst case scenarios, the Company is particularly concerned about energy and transportation suppliers. Many of these suppliers are unwilling to provide assurances that they will be "year 2000 ready".

Unique issues related to the readiness of the Company's major businesses is discussed in more detail below.

                               Year 2000 Costs

Motorola estimates that the expected total aggregate costs for its Year 2000 activities from 1997 through 2000 will be in the range of $290 million $340 million. Approximately $150 million of total estimated future costs relate to internal resources. External costs incurred through September 26, 1998 were approximately $70 million. These costs do not include estimates for potential litigation. The Company does not believe that the incremental costs of addressing Year 2000 issues will have a material adverse effect on the Company's consolidated results of operations, liquidity and capital resources.

The Company reviews and updates data for costs incurred and forecasted costs each quarter. Historically most businesses within the Company did not estimate internal costs (salaries, fringe benefits, travel, etc.) in becoming Year 2000 Ready. All estimated future costs include internal costs. As the Company continues to assess the last phases of the Year 2000 Program, estimated costs may change.

These costs are based on management's estimates, which were determined based on assumptions of future events, some within the Company's control, but many outside the Company's control. There can be no guarantee that these estimates will be correct, and if actual costs increased by a sizeable amount, the Company's actual results could be materially adversely impacted.

            Most Reasonably Likely Worst Case Scenarios for the Company
                       and Company Contingency Plans

The Company has and will continue to devote substantial resources to address its Year 2000 issues. However, there can be no assurances that the Company's products do not contain undetected Year 2000 problems. Further, there can be no assurances that the Company's assessment of suppliers and vendors will be accurate. In addition, many commentators believe that there will be a significant amount of litigation arising out of "year 2000 readiness" issues. Because of the unprecedented nature of this litigation, it is impossible for the Company to predict the impact of such litigation although it could be significant to the Company. In addition to the unique reasonably likely worst case scenarios described by the specific businesses, the Company believes its scenarios include: (i) corruption of data contained in the Company's internal information systems; (ii) hardware failures; (iii) the failure of infrastructure services provided by government agencies and other third-party suppliers (including energy, water, and transport); and (iv) health, environmental and safety issues relating to its facilities. If any of these were to occur, the Company' operations could be interrupted, in some cases for a sustained period of time. These interruptions could be more severe in countries outside the U.S. where the Company does sizeable business.

The Company and its businesses are preparing contingency plans to deal with these worst case scenarios. The Company has operations around the world and is considering shifting operations to different facilities if there were interruptions to operations in particular areas, countries or regions.

Cellular Subscriber Sector (CSS)

CSS, which designs and develops, manufactures and sells Motorola cellular telephones, has completed its Year 2000 product review. All Motorola cellular telephones currently on the market either: (i) do not contain internal date storage, processing, or display capabilities and thus are not impacted by the Year 2000 date change; or (ii) contain internal date storage, processing, or display capabilities that are Year 2000 Ready. In addition, CSS has systems in place to ensure that future cellular telephones sold by the Company will be Year 2000 Ready.

Cellular Infrastructure Group (CIG)

CIG designs and develops, manufactures, installs and services wireless infrastructure equipment for cellular and personal communications networks. Certain CIG products operate with date sensitivity. CIG is developing appropriate hardware modifications and new versions of software to address the Year 2000 issue. CIG expects to make upgrades (i.e., hardware modifications and/or new software versions, as appropriate) available to its operator customers by December 31, 1998. As CIG sells systems throughout the world, trained technicians will be required in many countries to install these upgrades. CIG is also developing "work-arounds" for certain systems that will not be upgraded. A work-around gives the operator necessary procedures to keep the system operating on and after January 1, 2000. If a customer does not follow the recommended procedures, in all probability, the system would not recognize certain dates properly, which would affect the accuracy of the billing information. CIG has concluded that some of its systems are too old to either upgrade or provide a work-around for Year 2000 problems. CIG has notified (or made reasonable efforts to notify) customers of those systems that conversions or work-arounds will not be available, and is working with those customers to provide alternate solutions.

Because outside vendors supply certain components and some portion of the software for CIG-supplied wireless systems, an intensive plan to inventory and have all such components and software tested was developed. The plan includes conversion and deployment, where necessary, consistent with the above timetable. Further, vendors whose parts are not Year 2000 compliant will be replaced.

Management believes that its most reasonably likely worst case scenario related to the Year 2000 problem is the inability of CIG to upgrade all systems before January 1, 2000 due to the significant number of customer locations to be visited. As a result, certain data routinely available from those systems could be inaccurate on and after January 1, 2000 (i.e., until upgraded). As a result, CIG could potentially be sued as the supplier of those systems, although its efforts to identify its customers and provide software solutions should reduce these risks.

Land Mobile Products Sector (LMPS)

LMPS manufactures and sells two-way voice and data products and systems for a variety of worldwide applications. Principal customers for two-way products include public safety agencies (police, fire, etc.), utilities, diverse industrial companies, transportation companies and companies in various other industries. LMPS is also selling products in an emerging consumer two-way radio market. This segment also sells iDEN(Registered) products around the world.

All products currently shipping from LMPS factories are "year 2000 ready" with a few minor exceptions, and all customers buying exceptions are fully informed of what they are purchasing before shipments are made. Some older products operate with date sensitivity. These include legacy Special Products (SP's), "911 Systems" and the iDEN system. The iDEN system is expected to be Year 2000 Ready when a new system release is made in May 1999. The customers involved with this product line are being informed of these product developments. LMPS has notified customers of certain of its "911 Systems" in the U.S. that their systems are not fully Year 2000 Ready. New software for these systems and the code is expected to be available in January 1999 and installations of such software will continue through the end the third quarter of 1999. SP's are communication systems designed specifically for particular customers. LMPS cannot assess whether those systems are Year 2000 Ready because the systems must be tested where they are located. LMPS is contacting the customer and developing solutions, usually software updates, to make these systems Year 2000 Ready.

Management believes that the most reasonably likely worst case scenario involving its business is the failure of a public safety system on January 1, 2000 (or thereafter). As a result, LMPS could potentially be sued as the supplier of those systems. Management believes that its efforts to identify the customers of these systems and provide software solutions should reduce these risks.

Messaging, Information and Media Sector (MIMS)

MIMS, through its Messaging Systems Products Group (MSPG), manufactures and sells paging and wireless subscriber products and paging and wireless data infrastructure equipment. MIMS also manufactures and sells modems, data communication devices and equipment that enables voice video and high-speed data communications over cable networks.

MSPG products currently being shipped are Year 2000 Ready with the exception of certain infrastructure products being sold in Asian markets. MSPG has identified such infrastructure products to purchasers and has a plan to make such products Year 2000 Ready. MSPG has posted on its web-site and sent in printed form to inquiring customers lists of all its products that have no internal calendars or clocks and are not materially impacted by the Year 2000, all products that have such clocks and calendars and are Year 2000 Ready, and a third group of products that have reached the end of their supported life and, therefore, have not been tested for Year 2000 Readiness. Certain infrastructure products that require an upgrade to be Year 2000 Ready have been listed on a web-site. Customers have been encouraged to contact MSPG to obtain upgrades to achieve Year 2000 Readiness for certain products.

MSPG's management believes the worst case scenario is that a mission critical page may not be sent or received as a result of lack of Year 2000 Readiness of messaging software, infrastructure or pagers and the Company is sued. Management believes that its efforts at communicating to MSPG customers the potential for such failures will reduce the likelihood of occurrence.

All data communications equipment and modems sold by MIMS are Year 2000 ready. Older data communications and modems products can be made Year 2000 ready by currently available software upgrades. Management does not believe that any of its critical suppliers are at risk because of Year 2000 readiness issues based on assurances from those suppliers.

Space and Systems Technology Group (SSTG)

SSTG is engaged in the design, development and production of advanced electronic communications systems and products. This discussion refers to SSTG, other than its satellite business. SSTG has conducted a comprehensive review of all products and systems sold under contracts and purchase orders executed since January 1, 1990. Through that process it has been determined that relatively few of SSTG's products or systems contain date-sensitive functions that are expected to be adversely affected by the Year 2000 issue. SSTG is addressing each of the few products or systems with problems in one of four ways. First, SSTG has developed, or is in the process of developing, fixes for some of the Year 2000 problems discovered and is offering those fixes to its customers. Second, in some cases, SSTG is working directly with customers who have funded specific testing and corrective actions to products or systems they purchased or are purchasing under contracts with SSTG. Some of these customer-funded fixes are not expected to be complete until the middle of 1999. Third, "work-arounds" have been communicated to certain customers when a more elaborate fix is not necessary for them to keep their products or systems operating on and after January 1, 2000. Finally, SSTG has concluded that some of its products and systems are too old to either fix or provide a work-around for Year 2000 problems. SSTG has notified (or made reasonable efforts to notify) customers of those products or systems that fixes or work-arounds will not be available.

SSTG believes the most reasonably likely worst case scenario related to the Year 2000 problem is the failure of a few products or systems to operate for a short period of time after January 1, 2000. As a result, SSTG may be sued as a manufacturer of products or systems that failed. Many of these products or systems were sold to government customers. Management believes it generally does not have legal liability to these customers.

The satellite business designs, develops, manufacturers, integrates, deploys, operates and maintains space-based telecommunication systems and related ground system components. At present, the business consists of one operating system known as the Iridium System. This system contains date-sensitive functions. The satellite business is still actively involved in the assessment stage of the Year 2000 issue, and is not yet prepared to comment on the Year 2000 readiness of the system. The assessment effort is expected to be completed by December 31, 1998. The satellite business expects to make any necessary hardware and/or software upgrades available to customers by July 1, 1999. The satellite business anticipates that it would need to supply technicians to install any such upgrades, and does not anticipate any difficulty in meeting any potential installation needs. The satellite business is keeping its customers aware of the status of its assessment efforts.

Semiconductor Products Sector (SPS)

SPS manufactures various types of semiconductors. SPS has reviewed these semiconductors to determine if they are Year 2000 Ready. Most of the SPS products do not have Year 2000 Readiness issues because they do not contain date-sensitive functions. SPS has identified approximately 70 semiconductors that contain a real-time clock-function that utilize a two-digit date field to track "years". SPS is making information on these real time clocks available to its customers, including the posting of information on the Motorola Year 2000 web-site. In addition, it is possible that a semiconductor may experience "year 2000 readiness" issues due to the manner in which a customer has programmed the semiconductor or due to the manner in which the semiconductor is incorporated into a customer system or product. SPS is also making information available to its customers on this potential Year 2000 readiness issue.

Literature on the Year 2000 problem references what is referred to as the "embedded chip" Year 2000 problem or the "embedded systems" Year 2000 problem. (The word "chip" is a short-hand reference for a semiconductor product.) Many common electronic products contain "chips" or "systems" that are incorporated or "embedded" into the product. If these "chips" or "systems" experience Year 2000 Readiness issues, due to the manner in which they are programmed, the product may malfunction. Because this programming is customer defined, the extent to which the malfunctioning of these products may occur due to a Year 2000 Readiness issue with an SPS semiconductor is unknown at this time.

Automotive, Component, Computer and Energy Sector (ACCES)

ACCES manufactures and sells automotive and industrial electronics; energy storage products and systems; ceramic and quartz electronic components; electronic fluorescent ballasts; and multifunction embedded board and system products. ACCES continues to assess the "year 2000 readiness" of its products manufactured within the last eight years and its manufacturing facilities. Other than embedded board and system products, and Global Positioning System receivers, these products do not contain date-sensitive functions, excluding customer provided software incorporated in such products, for which ACCES' does not have sufficient information in most cases to conduct an evaluation of whether such functions are included. Motorola has advised its customers that responsibility for evaluating this software is that of the customer.

In the case of Global Positioning System receivers, engineering analysis is complete, and the products are Year 2000 Ready. The operation of such receivers are dependent on the proper functioning of the Global Positioning satellite system maintained and operated by the Federal government, and is outside of the control of Motorola. There is a second date related issue for these products, relating to the "1024 weeks" method of date calculation used in the satellites, which will potentially impact the GPS in August 1999. While the products are believed compliant, full evaluation of the products for this date rollover phenomenon remains underway at this time.

In the case of embedded boards, systems and software products that are manufactured by the Motorola Computer Group (MCG), some of the older products have failed to meet Motorola's definition of Year 2000 Ready. In many of these cases, MCG has made fixes available to its customers to cure the problem. Although it is difficult to measure any potential liability from non-Year 2000 Ready products, MCG believes the risks are relatively small based on the following. Since October 1, 1998, MCG has ceased shipping any products that are not Year 2000 Ready without a waiver from the customer. Fixes have been made available for products that may remain under warranty after 1999. There is some risk that customers could claim damages for products which are outside the warranty period, but MCG believes the risk of liability is low since many of these products have been updated over the years with products that are Year 2000 Ready. The other potential liability lies in the fact that in many cases it is not known in what applications the products are being used. There is always the possibility that some products have been incorporated into critical use applications, but all of the known cases are being evaluated.

MCG has deferred a number of small projects until the Year 2000 Assessment Program is complete. While it intends to reinstate these projects in 1999, the delay could impact the efficiencies at MCG that the projects were intended to address.

The Company has made forward-looking statements regarding its Year 2000 Program. Those statements include: the Company's expectations about when it will be "year 2000 ready"; the Company's expectations about the impact of the Year 2000 problem on its ability to continue to operate on and after January 1, 2000; the readiness of its suppliers; the costs associated with the Year 2000 Program; and worst case scenarios. The Company has described many of the risks associated with those forward-looking statements above. However, the Company wishes to caution the reader that there are many factors that could cause its actual results to differ materially from those stated in the forward-looking statements. This is especially the case because many aspects of its Year 2000 Program are outside its control such as the performance of many thousands of third-party suppliers and of customers and end users. As a global company it operates it many different countries, some of which may not be addressing the Year 2000 problem to the same extent as in the United States. As a result, there may be unforeseen problems in different parts of the world. All of these factors make it impossible for the Company to ensure that it will be able to resolve all year 2000 problems in a timely manner to avoid materially adversely affecting its operations or business or exposing the Company to third-party liability.

Euro Conversion:

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing national currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. Until January 1, 2002, either the euro or a participating country's present currency (a "national currency") will be accepted as legal currency. On January 1, 2002, euro-denominated bills and coins will be issued and national currencies will be withdrawn from circulation.

The Company has formed a task force to assess the potential impact to the Company that may result from the euro conversion. In addition to tax and accounting considerations, the Company is assessing the potential impact from the euro conversion in a number of areas, including the following: (1) the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions; (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (3) the impact on currency exchange costs and currency exchange rate risk; and (4) the impact on existing contracts.

Since the task force is still in its assessment phase, the Company cannot yet predict the anticipated impact of the euro conversion on the Company.

Outlook:

The Company believes that the manufacturing consolidation, cost reduction and restructuring programs initiated in the second quarter, which generated an estimated $140 million in savings during the third quarter, are on track to achieve the goal of an annualized savings rate of at least $750 million by mid-1999. The Company also expects to benefit from its broadening portfolio of digital cellular phones, new efficiencies resulting from the Communications Enterprise and its focus on integrated customer solutions and the refocusing of the Company's semiconductor business.

The Company continues to be affected by the weak economic conditions in Asia and the slowing of global economic growth. If these adverse economic conditions persist or deteriorate, Motorola's financial performance may be negatively impacted.

Business Risks:

Statements that are not historical facts are forward-looking and involve risks and uncertainties. These include the statements in "Outlook" and statements about Motorola's manufacturing consolidation, cost reduction and restructuring programs and the impact of such programs, Iridium's financing needs, Motorola's guarantee of Iridium bank financing, deployment and commercialization of Iridium (Registered) products and services, the Company's 1998 fixed asset expenditures, the impact of Year 2000 issues, and the impact of euro conversion issues. Motorola wishes to caution the reader that the factors below and those in Motorola's 1998 Proxy Statement on pages F-8 and F-9 and in its other SEC filings could cause Motorola's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the ability of Motorola to implement manufacturing consolidations, cost reductions and restructuring actions in a timely manner and the success of those efforts; (ii) the ability of the Company to integrate its businesses to reduce costs and increase efficiencies; (iii) unanticipated impact of the manufacturing consolidation, cost reduction and restructuring programs on productivity and the ability of the company to retain, and where necessary recruit, employees; (iv) the timing of the end of the worldwide semiconductor industry recession; (v) the success of ongoing efforts to stabilize economic conditions in Asia and other emerging markets; (vi) pricing pressures and demand for the company's products, particularly semiconductor and messaging products, especially in light of the current economic conditions in Asia and other emerging markets; (vii) the potential that the impact of weakened currencies in Southeast Asia could further impact countries where Motorola does a sizable amount of business, including China and Japan; (viii) the potential that deteriorating economic conditions in Japan could continue or worsen; (ix) the ability of Motorola's cellular businesses to continue to transition to digital products and gain market share; (x) product and technology development and commercialization risks, including for newer digital products, Iridium(Registered) satellite deployment and software development and Iridium products and services; (xi) the uncertainty of steady growth in emerging markets; (xii) the success of the Iridium project and the impact on Motorola's financial performance;(xiii) unanticipated changes in demand for products; (xiv) continued weak demand for paging products in North America and China; (xv) unanticipated impact of Year 2000 issues, particularly the failure of products of major suppliers to function properly in the Year 2000; and
(xvi) unanticipated impact of euro conversion issues.

IRIDIUM(Registered) is a registered trademark and service mark of Iridium LLC.
MacOS(Registered) is a registered trademark of Apple Computer, Inc. LYONs(Trademark) is a trademark of Merrill Lynch & Co.
All other brand names mentioned are registered trademarks of their respective holders and are herein acknowledged.



                        Motorola, Inc. and Subsidiaries
                        Information by Industry Segment
                                 (Unaudited)
                             (Dollars In millions)

Summarized below are the Company's segment sales as defined by industry segment for the three-month and nine-month periods ended September 26, 1998 and September 27, 1997:

                                           Segment Sales
                                     for the three months ended
                                   Sept. 26,    Sept. 27,
                                     1998         1997    % Change

Cellular Products                   $3,027      $2,778          9

Semiconductor Products               1,773       2,074        (14)

Land Mobile Products                 1,323       1,280          3

Messaging, Information and
  Media Products                       552         885        (38)

Other Products                       1,118       1,120         ---

Adjustments and eliminations          (641)       (784)       (18)

   Industry segment totals          $7,152      $7,353         (3)

                                      Nine months ended
                                   Sept. 26,    Sept. 27,
                                     1998         1997      % Change

Cellular Products                   $8,619      $8,315          4

Semiconductor Products               5,414       5,914         (8)

Land Mobile Products                 3,936       3,417         15

Messaging, Information and
  Media Products                     2,015       2,944        (32)

Other Products                       3,095       3,162         (2)

Adjustments and eliminations        (2,018)     (2,236)       (10)

   Industry segment totals         $21,061     $21,516         (2)



                          Part II - Other Information

Item 1 - Legal Proceedings.

Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. On October 6, 1998, the Illinois Supreme Court denied plaintiff's petition for leave to appeal in Schiffner v. Motorola, a purported class action by purchasers of portable cellular phones alleging economic losses, and thereby left standing the lower court judgment in Motorola's favor.

On October 16, 1998, Pennsylvania Bancshares, Inc. et al. v. Motorola, Inc., et al., a purported class action filed on October 10, 1995 in the Court of Common Pleas, Montgomery County, Pennsylvania, was dismissed with prejudice as to all claims for monetary relief and without prejudice as to all claims for equitable relief. Plaintiffs alleged that Motorola systematically engages in deceptive trade practices, including without limitation, intentionally misrepresenting the quality of certain types of cellular telephones.

See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1997 and Item 1 of Part II of the Company's Form 10-Q for the periods ended March 28, 1998 and June 27, 1998 for additional disclosures regarding pending matters.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2 - Changes in Securities.

Adoption of New Preferred Share Purchase Rights Agreement

On November 5, 1998, the Company announced that its Board of Directors adopted a new Preferred Share Purchase Rights Agreement to replace the existing plan that expired November 20, 1998. Under the plan, rights will attach to existing shares of common stock, $3 par value, of the Company at the rate of one right for each share of common stock held by shareholders of record November 20, 1998. The rights will expire in November 2008.

The plan is designed to help ensure that all Motorola shareholders receive fair treatment in the event of an unsolicited attempt to gain control of the Company. The new plan has not been adopted in response to any specific takeover threat, and the Board of Directors is unaware of any effort by a third party to acquire control of the Company.

Each right will entitle a shareholder to buy, under certain circumstances, one unit of a share of preferred stock for $200. The rights generally will be exercisable only if a person or group acquires 10 percent or more of the Company's common stock or begins a tender or exchange offer for 10 percent or more of the Company's common stock. If a person acquires beneficial ownership of 10% or more of the Company's common stock, all holders of rights other than the acquiring person, will be entitled to purchase the Company's common stock (or, in certain cases, common equivalent shares) at a 50% discount. Motorola may redeem the new rights at a price of one cent per right. A summary of the new rights plan will be mailed to shareholders.

Item 3 - Defaults Upon Senior Securities.
Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5 - Other Information.

Redemption of $368 million of LYONs due 2013

On September 28, 1998, the Company redeemed $368 million principal amount at maturity of its outstanding LYONs due 2013 at the election of the holders thereof. The Company made a total payment of $263 million to redeem these LYONs. The proceeds used for this redemption were obtained entirely from the issuance of commercial paper. As of October 15, 1998, approximately $110 million principal amount at maturity of the Company's LYONs due 2013 remained outstanding.

Sale of 5.80% Notes due October 15, 2008

On October 20, 1998, the Company sold an aggregate face principal amount at maturity of $325 million of 5.80% Notes due October 15, 2008. The net proceeds to the Company from the issuance and sale of the Notes were $322 million. The Company intends to use the proceeds to reduce short-term indebtedness and for other general corporate purposes.

Item 6 - Exhibits and Reports on Form 8-K.

(a)    Exhibits

 4     Specimen of 5.80% Note due October 15, 2008

12     Calculation of Ratio of Earnings to Fixed Charges of the Company

27     Financial Data Schedule (filed only electronically with the SEC)

(b)    Reports on Form 8-K

       The Company filed a Current Report on Form 8-K dated
       November 5, 1998.




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOTOROLA, INC.
                                 (Registrant)


Date:  November 10, 1998           By: /s/ Anthony Knapp
                                   Anthony Knapp
                                   Corporate Vice President and Controller
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of the Registrant)





                                EXHIBIT INDEX

Number     Description of Exhibits

 4         Specimen of 5.80% Note due October 15, 2008

12         Calculation of Ratio of Earnings to Fixed Charges of the Company

27         Financial Data Schedule (filed only electronically with the SEC)