Form 10-K
period 1998-12-31
MOTOROLA INC
filed 1999-03-22
CIK 68505

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                ______________
                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[ ]               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________

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

                                (847) 576-5000
                       (Registrant's telephone number )

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                                WHICH REGISTERED
         -------------------                            ------------------------
  Common Stock, $3 Par Value per Share                   New York Stock Exchange
                                                         Chicago Stock Exchange
  Rights to Purchase Junior Participating                New York Stock Exchange
     Preferred Stock, Series B                           Chicago Stock Exchange
  Liquid Yield Option Notes due 2009                     New York Stock Exchange
  Liquid Yield Option Notes due 2013                     New York Stock Exchange
  6.68% Trust Originated Preferred Securities            New York Stock Exchange
     (issued by Motorola Capital Trust I and
     guaranteed by Motorola, Inc.)


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

                        Yes X    No ___
                            -

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 1999 was approximately $42.3 billion (based on closing sale price of $72.38 per share as reported for the New York Stock Exchange-Composite Transactions).

   The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 1999 was 601,948,574.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                   Document                                                          LOCATION IN FORM 10-K
                                   --------                                                          ---------------------
Portions of Registrant's Proxy Statement for 1998 Annual Meeting of Stockholders Including           Parts I, II, III and IV
Management's Discussion and Analysis and Consolidated Financial Statements

===============================================================================

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I..........................................................................................     1
Item 1.  Business...............................................................................     1
  General.......................................................................................     1
  Business Segments.............................................................................     1
     Cellular Products..........................................................................     1
     Land Mobile Products.......................................................................     2
     Messaging, Information and Media Products..................................................     4
     Semiconductor Products.....................................................................     5
     Other Products.............................................................................     6
       Integrated Electronic Systems Sector.....................................................     6
       Space and Systems Technology Group.......................................................     7
     Creation of the Communications Enterprise..................................................     9
  Financial Information About Segments..........................................................     9
  Customers.....................................................................................     9
  Backlog.......................................................................................     9
  Research and Development......................................................................     9
  Patents and Trademarks........................................................................    10
  Environmental Quality.........................................................................    10
  Miscellaneous.................................................................................    10
  Business Risk Factors.........................................................................    10
  Financial Information About Foreign and Domestic Operations and Export Sales..................    13
Item 2.  Properties.............................................................................    13
Item 3.  Legal Proceedings......................................................................    13
Item 4.  Submission of Matters to a Vote of Security Holders....................................    15
Executive Officers of the Registrant............................................................    15
PART II.........................................................................................    16
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................    16
  Sales of Unregistered Securities..............................................................    16
  Market Information for Securities.............................................................    17
Item 6.  Selected Financial Data................................................................    17
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    17
Item 8.  Financial Statements and Supplementary Data............................................    17
Item 9.  Changes in and Disagreements With accountants on Accounting and Financial Disclosure...    17
PART III........................................................................................    17
Item 10.  Directors and Executive Officers of the Registrant....................................    17
Item 11.  Executive Compensation................................................................    17
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................    18
Item 13.  Certain Relationships and Related Transactions........................................    18
PART IV.........................................................................................    18
Item 14.  Exhibits, financial Statement Schedules and Reports on Form 8-K.......................    18
  14(a)(1)  Financial Statements................................................................    18
  14(a)(2)  Financial Statement Schedule and Auditors' Report...................................    18
  14(a)(3)  Exhibits............................................................................    18

                                    PART I

  Throughout this 10-K report we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (the "SEC"). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

  "Motorola" (which may be referred to as "we", "us" or "our") means Motorola, Inc. or Motorola, Inc. and its subsidiaries, as the context requires. "Motorola" is a registered trademark of Motorola, Inc.

ITEM 1:  BUSINESS

 General

  Motorola is a global leader in providing integrated communications solutions and embedded electronic solutions. These include:

  . Software-enhanced wireless telephone, two-way radio, messaging and satellite communications products and systems, as well as networking and Internet-access products, for consumers, network operators, and commercial, government and industrial customers.

  . Embedded semiconductor solutions for customers in the consumer, networking and computing, transportation, and wireless communications markets.

  . Embedded electronic systems for automotive, communications, imaging, manufacturing systems, computer and consumer markets.

  Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196 (telephone number: 847-576-5000).

 Business Segments

  CELLULAR PRODUCTS

  The Cellular Subscriber Sector ("CSS") primarily designs, manufactures, sells and services subscriber radio-telephone equipment for cellular, personal and satellite communications networks. In addition, CSS resells cellular line service in the United States and France. CSS's products include cellular and satellite telephones and related accessories. Products are marketed worldwide through carriers, distributors, dealers, retailers, and, in certain markets, through a direct sales force or licensees.

  The Cellular Infrastructure Group ("CIG") primarily designs, manufactures, sells, installs, and services wireless infrastructure equipment. CIG's products include electronic exchanges (i.e., telephone switches), base site controllers and radio base stations for Code Division Multiple Access (CDMA), Personal Communication Systems (PCS), Personal Digital Cellular (PDC), Global System for Mobile Communications (GSM), wireless local loop and analog technologies. Products are marketed worldwide through a direct sales force or licensees.

  The Network Management Group holds and manages investments in wireless operating systems in a number of international jurisdictions and in gateway companies for the Iridium(R) satellite communications network.

  Radio frequencies are required to provide cellular services. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Such occurrences might have an effect on the segment's results.

  There are a few customers that, collectively, the loss of, or a significant reduction in purchases by, could have a material adverse effect on the segment's results.

  CSS carries reasonable product inventories in distribution centers to meet customer delivery requirements. As a general rule, CSS does not permit customers to return merchandise and does not grant extended payment terms, although exceptions may be made if necessary to meet unique market conditions.

  For CIG, payment terms are particular to individual contracts, some of which provide for the holdback of certain residual payments to Motorola until system acceptance by the customer. In certain circumstances, CIG permits customer returns in accordance with specific contract terms. Increasingly, as a result of the financial demands of major network deployments, network operators are requiring suppliers, like CIG, to provide or arrange for long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price, as well as working capital, and can be sizeable. CIG may also assist customers in obtaining financing from banks or other sources. CIG expects that the need to provide this financing or arrange financing for its customers will continue, and could increase.

  The wireless telephone market has experienced an ongoing technology shift from analog products, where CSS has a higher relative market share, to digital products, where CSS has a lower relative market share. As a result, during 1998 CSS experienced under-utilization of certain of its analog telephone production facilities. CSS addressed these capacity issues by converting a significant portion of its analog facilities to provide for the production of its expanding portfolio of digital telephones. This conversion of manufacturing capacity from analog to digital is expected to be completed during 1999.

  The segment experiences intense competition in worldwide markets from numerous competitors ranging in size from some of the world's largest companies to small, specialized firms. In particular, the segment has experienced significant competition in the market for digital products. Competitive factors in the market for the segment's products include: technology offered; price; product and system performance, features, quality, delivery, availability and warranty; the quality and availability of service; company image; relationship with key customers and time-to-market. As described above, an additional factor for CIG is the availability of vendor financing, as customers continue to look to equipment vendors as an additional source of financing.

  The segment's backlog amounted to $2.23 billion at December 31, 1998 and $2.19 billion at December 31, 1997. For 1998 versus 1997, backlog was up significantly for CSS and down for CIG. The 1998 order backlog is believed to be generally firm and 100% of that amount is expected to be shipped in 1999. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the percentage of the 1998 backlog actually shipped to change.

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

  Patent protection is extremely important to the segment's operations. The segment has an extensive portfolio of patents relating to its products, systems, technologies and manufacturing processes. Motorola is also licensed to use certain patents owned by others. The protection of these licenses is also important to the segment's operations. Reference is made to the material under the heading "General" for information relating to patents and trademarks, research and development activities and the seasonality and volatility of business with respect to this segment.

  CSS's headquarters are located in Libertyville, Illinois. CSS operates manufacturing facilities in Libertyville and Harvard, Illinois; Easter Inch, Scotland; Flensburg, Germany; Tianjin, China; Singapore; and Jaguariuna, Brazil and has a manufacturing licensee in China.

  CIG's headquarters are located in Arlington Heights, Illinois. CIG operates manufacturing facilities in Arlington Heights and McHenry, Illinois; Fort Worth, Texas; Jaguariuna, Brazil; Hangzhou, China; and Groundwell, England and has a manufacturing licensee in China.

  LAND MOBILE PRODUCTS

  The Land Mobile Products Sector ("LMPS") primarily designs, manufactures, sells, installs and services analog and digital two-way radio voice and data products and systems for many different commercial, governmental and industrial customers worldwide. LMPS products provide voice and data communications between vehicles, persons and base stations. Also, LMPS provides network services for two-way radio subscribers in international markets through joint ventures.

  The principal customers for two-way radio products and systems include public safety agencies, such as police, fire, highway maintenance departments and forestry services; petroleum companies; gas, electric and water utilities; telephone companies; diverse industrial companies; mining companies; transportation companies such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals; and companies in the construction, vending machine and service businesses. These products are also sold and leased to various federal agencies for many uses. In addition, there is a growing consumer two-way radio market using the products for personal and family communication needs.

  LMPS also manufactures and sells signaling and control systems and communication control centers used in two-way radio operations. Additionally, LMPS unveiled its M-Smart(TM) family of platforms for smart card products, which allow organizations to quickly deploy and build value-added applications, including cards, card operating systems, readers and application development workbenches.

  Sales of iDEN(R) equipment to Nextel Communications, Inc., an entity in which Motorola holds a minority ownership position, represent a material part of the business of LMPS. The impact of losing this customer could have a material adverse effect on the performance of the segment. In addition, there are a few customers that, collectively, the loss of, or a significant reduction in purchases by, could have a material adverse effect on LMPS's results.

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

  The products manufactured and marketed by LMPS are sold directly through its own distribution force, or through independent authorized distributors and dealers, commercial mobile radio service operators, retailers and independent commission sales representatives. The direct distribution force also provides system engineering and installation and other technical services to meet the customer's particular needs. The customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of Motorola authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations. Subscriber units are sold directly and through indirect distribution channels.

  Leasing and conditional sale arrangements are also made available to customers. The majority of the leases and conditional sale contracts entered into by LMPS are sold to several unaffiliated finance companies or banks on terms, which, in most instances, provide recourse to Motorola with certain limitations. In addition, a significant number of leases and conditional sale contracts are sold to a Motorola finance subsidiary. In certain circumstances, LMPS permits customers to return products in accordance with industry practices. LMPS's business includes providing custom products based on assembling basic units into a large variety of models or combinations. This requires the stocking of inventories and large varieties of piece parts and replacement parts, as well as a variety of basic level assemblies in order to meet short delivery requirements.

  This segment's backlog amounted to $1.49 billion at December 31, 1998 and $1.37 billion at December 31, 1997. The 1998 backlog amount is believed to be generally firm, and approximately 81% of that amount is expected to be shipped during 1999. This forward-looking estimate of the firmness of such orders is subject to future events, which may cause the percentage of the 1998 backlog actually shipped to change.

  This segment experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to foreign state-owned telecommunications companies to many small, specialized firms. In addition, LMPS faces competition from numerous companies whose principal manufacturing operations are located outside the United States, which may serve to reduce their manufacturing costs and enhance their brand recognition in their locale. Competitive factors for LMPS include: price; technology offered; product performance, quality, delivery and availability; and the quality and availability of service and systems engineering, with no one factor being dominant. An additional factor is the availability of vendor financing, as infrastructure customers continue to look to equipment vendors as an additional source of financing.

  Availability of the materials and components required by LMPS is relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages and affect results. Direct sourcing of materials and components from foreign suppliers is becoming more extensive. LMPS operates certain offshore subassembly plants, the loss of one or more of which could constrain its production capabilities and affect results. Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy. Current supplies of these forms of energy are generally considered to be adequate for this segment's U.S. and foreign operations. However, difficulties in obtaining any of the aforementioned items could affect the segment's results.

  Patent protection is very important to the segment's business. Reference is made to the material under the heading "General" for information relating to patents and trademarks, research and development activities and volatility with respect to this segment.

  This segment's headquarters are located in Schaumburg, Illinois, with major manufacturing facilities in Schaumburg, Illinois; Plantation, Florida; Mount Pleasant, Iowa; Swords, Ireland; Arad, Israel; Penang, Malaysia; Berlin, Germany; and Tianjin, China.

  MESSAGING, INFORMATION AND MEDIA PRODUCTS

  Motorola's Messaging, Information and Media Sector ("MIMS") primarily designs, manufactures, sells, installs and services paging subscriber, paging infrastructure and related products, such as paging software and accessories. MIMS also provides network services for paging and wireless data and gateway communication subscribers through wholly-owned and operated businesses as well as domestic and international joint ventures. It manufactures and sells modems, analog and digital transmission devices and other data communication devices, as well as wireline networking products like routers for carrying converged voice and data traffic. In addition, MIMS manufactures equipment that enables voice and high-speed data communications over cable networks and offers handwriting and speech recognition software for various applications. MIMS sells equipment and systems to consumers and business, institutional and governmental organizations. A majority of MIMS manufacturing, distribution and sales occurs outside of the United States.

  Radio frequencies are required to provide paging and wireless data information services. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated to wireless services. The growth of the paging and wireless data information industry and this segment's results could be affected if adequate frequencies are not allocated for its use, or alternatively, if new technology is not developed to increase capacity on presently allocated frequencies.

  MIMS products are sold worldwide through both domestic and international sales organizations, which sell through direct and indirect channels such as distributors, retailers and value-added resellers. Consistent with general practices in the industry, under certain limited circumstances, MIMS allows customer returns. Payment terms are set based upon industry and regional practices for each product channel and extended payment terms are granted in some cases. MIMS carries reasonable product inventories to meet customer delivery requirements.

  There are a few customers that, collectively, the loss of, or a significant reduction in purchases by, could have a material adverse effect on the segment's results.

  This segment experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to foreign state-owned telecommunications companies to many small, specialized firms. The principal manufacturing operations of many competitors are located outside of the United States, which may serve to reduce their manufacturing costs and enhance their brand recognition in their locale. The paging business is experiencing increasing competition from low cost and prepaid digital wireless telephone services around the world, as customers continue to look more favorably at wireless phones as options for messaging needs. Competitive factors for MIMS include: price; technology offered; product performance, features, quality, availability and warranty; the quality and availability of service; time-to-market; and company image. An additional factor for the infrastructure business is the availability of vendor financing, as customers continue to look to equipment vendors as an additional source of financing.

  The segment's backlog amounted to $410 million at December 31, 1998 and $428 million at December 31, 1997. The 1998 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1999. This forward-looking estimate of the firmness of such orders is subject to future events, which may cause the percentage of the 1998 backlog actually shipped to change.

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

  Patent protection is very important to the segment's business. Reference is made to the material under the heading "General" for information relating to patents and trademarks, research and development activities and seasonality of business with respect to this segment.

  This segment's headquarters are located in Schaumburg, Illinois, with manufacturing facilities in; Boynton Beach, Florida; Mansfield, Massachusetts; Ft. Worth, Texas; Tianjin, China; Bangalore, India; Dublin, Ireland; Chihuahua, Mexico; and Singapore; additionally, software development and administration offices are located in Palo Alto, California; Alpharetta, Georgia; Arlington Heights, Illinois; Bothell, Washington; Mississuaga, Canada and Richmond, Canada.

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

  The Semiconductor Products Sector ("SPS") produces embedded processors. SPS designs, produces and sells integrated semiconductor solutions for customers serving the networking and computing, transportation and wireless communication markets and for consumer applications in imaging and entertainment. SPS also provides high-volume, standard discrete, analog and digital semiconductors used in virtually every type of electronic equipment.

  SPS sells its products worldwide to original equipment manufacturers ("OEMs") and a network of industrial distributors through its own sales force, agents and distributors. Products manufactured by SPS are also supplied to other operating units of Motorola. Other businesses of Motorola collectively constitute the segment's largest customer and the volume of purchases by these businesses has affected, and could continue to affect, SPS's results.

  Customers are allowed to return merchandise for the longer of (i) the product warranty period of the distributor or (ii) three years. The segment and its results are affected by the cyclical nature of the semiconductor industry. Available capacity, cyclical customer demands, new product introductions and aggressive pricing has and could continue to impact its business and results.

  In 1998, the segment experienced under-utilization of certain of its production facilities due to reduced market demand. The segment's capacity for certain other products is being increased to meet current market demand. In addition, the segment supplements its internal manufacturing capacity with joint venture manufacturing facilities and purchases of products from outside vendors. SPS has announced a goal to increase the use of foundry manufacturing for older and specialized technologies.

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

  The segment's backlog amounted to $1.66 billion at December 31, 1998 and $1.77 billion at December 31, 1997. Orders may be and are placed by customers for delivery up to 12 months in the future but for purposes of calculating backlog only the next 13 weeks requirements are reported. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Binding agreements calling for the sale of specific quantities at specific prices are, typically, contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, the segment believes that most of its order backlog is cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

  SPS experiences intense competition from numerous competitors ranging from large companies offering a full range of products to small companies specializing in certain segments of the market. The competitive environment also is changing as a result of increased alliances between competitors. The segment competes in many semiconductor markets, including the telecommunications, personal computer/work station, industrial, transportation, consumer, computer, and distributor markets. Important factors in competition are: price; technology offered; product features, quality, availability and warranty; the quality and availability of service; time-to-market; and company image. The ability to develop new products to meet customer requirements and to meet customer delivery schedules also are competitive factors.

  The segment is not currently experiencing any shortages in obtaining raw materials. A significant portion of certain materials and parts used by SPS is supplied from a single country. With respect to these and other materials, the segment is constantly evaluating additional sources of supply to minimize the risk of obtaining materials from only a few sources. Electricity, oil and natural gas are used extensively in the segment's operations. All of these energy sources are available in adequate quantities for current needs. Electricity and oil are the primary energy sources for the segment's foreign operations, and presently, there are no shortages of these sources although the reliability of electrical power has been a problem from time to time at certain facilities outside of the U.S. Difficulties in obtaining any of the aforementioned items could affect SPS's results.

  Patent protection is very important to SPS's operations. In addition, Motorola is licensed to use certain patents owned by others. The protection of these licenses is also important to SPS's operations. Reference is made to the material under the heading "General" for information relating to patents and trademarks, research and development activities and seasonality of business with respect to this industry segment.

  The Semiconductor Products segment's headquarters are in Austin, Texas. Its major facilities are located in Austin, Texas; Chandler, Mesa, Phoenix and Tempe, Arizona; Tianjin, China; Toulouse, France; Munich, Germany; Kwai Chung and Tai Po, Hong Kong; Aizu, Sendai and Tokyo, Japan; Paju, South Korea; Geneva, Switzerland; Tel Aviv, Israel; Kuala Lumpur and Seremban, Malaysia; Guadalajara, Mexico; Carmona, the Philippines; Singapore; Chung-Li, Taiwan; and East Kilbride and South Queensferry, Scotland. In February 1999, SPS announced its intention to sell its Chung-Li, Taiwan and Paju, South Korea facilities, each of which provide manufacturing and assembly and test capabilities for SPS. The sale of these facilities is expected to close by the end of 1999, although there can be no assurance that the pending transactions will be completed. In addition, during 1998 SPS began converting a significant portion of its major manufacturing facilities located at 52nd Street in Phoenix, Arizona from manufacturing to non-manufacturing utilization. This conversion is expected to be completed in 1999. SPS is consolidating its production network into fewer integrated "anchor" sites for economics of scale and improved efficiency

OTHER PRODUCTS

   Integrated Electronic Systems Sector

  The Integrated Electronic Systems Sector ("IESS") (formerly the Automotive, Component, Computer and Energy Sector) designs, manufactures and sells automotive and industrial electronics products, energy storage products and systems, electronic fluorescent ballasts and multi-function embedded board and computer system products. The Sector serves a wide range of markets, including automotive, lighting, telecommunications, manufacturing systems and imaging. In 1998, the Telematics Communications Group ("TCG") was formed to focus corporate-wide efforts on the growing worldwide opportunity in the emerging automotive communications industry. In addition, IESS oversees the research and development efforts of the Flat Panel Display Division, which is developing the next generation of flat panel displays.

  The Automotive and Industrial Electronics Group ("AIEG") sells electronic components, modules and systems to original equipment manufacturers ("OEMs"), including foreign and domestic automobile manufacturers, heavy vehicle manufacturers, farm equipment manufacturers and industrial customers. The Motorola Computer Group ("MCG"), which became part of IESS in early 1998, sells its products to OEMs and industrial distributors worldwide, some of whom produce computer products that compete with MCG. The Energy Systems Group ("ESG") sells primarily to the wireless communications industry and has also been expanding into the portable computer market. A significant portion of ESG's sales are to other industry segments within Motorola, primarily the cellular telephone and paging business. A significant part of the Sector's business is dependent upon the business of these other Motorola industry segments, collectively, and two other external customers. The loss of any of these three customers could have a material adverse effect on the business of IESS.

  Demand for the products of AIEG and TCG is linked to automobile sales in the United States and other countries. Demand for MCG's products is linked to manufacturing systems, imaging, and telecommunications in the United States and other countries. The Sector experiences competition from numerous global competitors, including automobile manufacturer's internal control suppliers. Competitive factors in the sale of IESS's products include price; product quality, performance and delivery; supply integrity; quality reputation; responsiveness; and design and manufacturing technology. An additional factor for MCG's products is the availability of software. In certain circumstances, IESS permits customers to return products in accordance with industry practices.

  The Sector's backlog amounted to $315 million at December 31, 1998 and $309 million at December 31, 1997. The 1998 backlog for the Sector is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 1999. This forward-looking estimate of the firmness of such orders is subject to future events that may cause the percentage of the 1998 backlog actually shipped to change.

  All materials used by IESS in its operations have good availability at this time. The Sector uses electricity and gas in its operations, which are currently adequate in supply. However, difficulties in obtaining any of the aforementioned items could affect IESS's results.

  Patent protection is important to the Sector's business and, in particular, is very important to the business of the Flat Panel Display Division. Reference is made to the material under the heading "General" for information relating to patents and trademarks and research and development activities with respect to this Sector.

  The Sector's headquarters are located in Northbrook, Illinois. It also has manufacturing operations located in Scottsdale and Tempe, Arizona; Atlanta, Georgia; Harvard, Lake Zurich and Schaumburg, Illinois; Elma, New York; Carlisle, Pennsylvania; Seguin, Texas; Tianjin, China; San Jose, Costa Rica; Stotfold, England; Angers, France; Dublin, Ireland; and Penang, Malaysia. The business has announced plans to close its component manufacturing facilities in San Jose, Costa Rica and Carlisle, Pennsylvania during 1999.

   SPACE AND SYSTEMS TECHNOLOGY GROUP

  The Space and Systems Technology Group ("SSTG") is engaged in the design, production and integration of advanced electronic communication systems and products for a variety of international and domestic commercial and government users. The emphasis of SSTG is to be a premier systems developer and integrator. SSTG provides electronic and communications equipment products that have various applications based upon customer requirements of SSTG's business segments, including government and satellite communications.

  The satellite communications business, Satellite Communications Group ("SCG"), markets, designs, builds, and operates and maintains space-based telecommunications systems. On November 1, 1998, SCG successfully completed the terms of the Space System Contract with Iridium Operating LLC, an entity in whose parent company Motorola holds a minority ownership interest (together with such parent company, referred to collectively as "Iridium"), to build and deploy the Iridium(R) satellite communications network. On that same date, SCG began fulfilling the terms of the five-year Operations and Maintenance Contract to operate and continue to manufacture and deploy satellites for the maintenance of the Iridium system. The Iridium system is designed to provide global digital service to handheld telephones and related equipment.

  Iridium is the first low-earth orbit, worldwide satellite-based communications network in existence for general public use. A few similar systems are planned by competitors. Currently, the primary competing systems are expected to be the proposed Globalstar(TM) communications system and the proposed ICO(R) communications system.

Competition for these systems is generally on the basis of first-to-market, available geographical coverage, price and quality and reliability of service.

  The contracts Motorola has executed with Iridium for the construction, deployment, operation and maintenance of the global communications system provide for payments to Motorola over a ten-year period, which began in 1993. Motorola has in turn entered into significant subcontracts for portions of the system, for which it will remain contractually and financially obligated even if Iridium is unable to satisfy the terms of the contracts with Motorola. During the last five years, these Iridium contracts have become a significant portion of SSTG's business and revenue from the satellite-based business is expected to remain a major contributor to SSTG's sales for the next several years. For a more detailed discussion of Motorola's relationship with Iridium, see Note 8, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements in the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders

  SCG has been designated by Teledesic LLC, an entity in which Motorola has a minority ownership interest, as the prime contractor for the Teledesic(R) system. The Teledesic system is conceived as a global, broadband "Internet-in-the-Sky" satellite communications system. The network is planned to provide high speed data connections to businesses, institutions and individuals worldwide. The system would be composed of a constellation of low-Earth-orbit satellites, designed to provide affordable, worldwide, "fiber-like" access to telecommunications services, including broadband Internet access, video conferencing, high quality voice and other digital data needs, to fixed locations.

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

  The government business operations have been predominantly dependent on the U.S. Government as the main customer, acting as either a prime contractor or a subcontractor to other prime contractors. The total loss of this business could have a material adverse effect on SSTG. Contracts are secured from U.S. Government agencies and their suppliers by negotiation and competitive bids. The government acquisition environment is highly regulated and is increasingly more competitive. Competition has increased substantially in all aspects of the government business due to a reduction and slowdown in acquisition resulting from a lower defense budget. Competitors include large and small technically competent firms. Some competitors from whom the government business operations procured subcontract work in the past are becoming more vertically integrated and are performing the work previously subcontracted. The government business operations expect to remain competitive based on price, technology offered, quality of product performance and warranty. Additionally, the business is beginning to leverage growth by applying its core technologies to commercial opportunities.

  Total sales for SSTG include sales made to a number of governments and corporations. Products of SSTG are marketed by a few distributors, by independent representatives and by SSTG's own sales force. SSTG customer returns, when allowed, provide for only repair or replacement of products under warranty. The U.S. Government requests warranty coverage for essential performance requirements along with design and manufacturing requirements on those systems used to carry out combat and support missions. SSTG does not carry significant amounts of inventory to meet delivery requirements of customers because it has not experienced serious source supply issues.

  SSTG's backlog amounted to $1.05 billion at December 31, 1998 and $1.48 billion at December 31, 1997. The 1998 backlog is believed to be generally firm and 91% of that amount is expected to be shipped during 1999. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government, and the contracts with Iridium may be terminated by Iridium pursuant to the terms set forth in the contracts. The forward-looking estimate of the firmness of the 1998 backlog as discussed above is subject to future events, which may cause the percentage of the 1998 backlog actually shipped to change.

  Materials used by SSTG in its operations are generally available. Natural gas and electricity are the principle types of energy used, and availability of both to SSTG is currently adequate. Difficulties in obtaining any of the aforementioned items could affect SSTG's results.

  Patents continue to become more important to SSTG as competition increases in a declining U.S. Government market and as SSTG expands commercial opportunities. Reference is made to the material under the heading "General" for information related to patents and trademarks and research and development activities with respect to SSTG.

  The Group has its headquarters in Scottsdale, Arizona, with manufacturing facilities in Scottsdale and Chandler, Arizona and an administrative office in Tempe, Arizona.

  CREATION OF THE COMMUNICATIONS ENTERPRISE

  In July 1998, Motorola began realigning its communications-related businesses into one organization called the Motorola Communications Enterprise. The new structure is intended to enable integrated solutions and improved responsiveness to the needs of distinct customer segments. Business segments in the Motorola Communications Enterprise include cellular, space, land mobile, and messaging, information and media, which together accounted for about three-fourths of Motorola's $29.4 billion in sales in 1998. For this year-end reporting, Motorola continues to use the previous segments because management continued to make operating decisions and assess performance based on these segments. For a description of Motorola's 1999 segment realignment, see the information included under the "1999 Segment Realignment" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

  Financial Information About Segments. The response to this section of Item 1 incorporates by reference Note 9, "Information by Segment and Geographic Region," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

  Customers. Motorola is not dependent for a material part of its overall business upon a single or a very few customers. Approximately 2.5% of Motorola's total sales and revenues in 1998 were received from various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.

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

     December 31, 1998..............................  $7.16 billion
     December 31, 1997..............................  $7.55 billion

  Except as previously discussed in this Item 1(c), the orders supporting the 1998 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 95% of orders on hand at December 31, 1998 are expected to be shipped during 1999. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.

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

  Research and Development. Motorola's business segments participate in very competitive industries with constant changes in technology. Throughout its history, Motorola has relied, and continues to rely, primarily on its research and development programs for the development of new products and its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola's business segments on a regular basis. Management believes, looking forward, that Motorola's commitment to research and development programs, both to improve existing products and services and to develop new products and services, together with its utilization of state-of-the-art technology, should allow each of its segments to remain competitive.

  Research and development expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $2.89 billion in 1998, $2.75 billion in 1997 and $2.39 billion in 1996. In addition, research funded under customer-sponsored contracts amounted to approximately $433 million in 1998, $616 million in 1997 and $758 million in 1996.

  Approximately 18,300 professional employees were engaged in such research activities (including customer-sponsored contracts) during 1998.

  Patents and Trademarks. As of December 31, 1998, Motorola owned approximately 10,307 utility and design patents in the United States and 10,882 patents in foreign countries. These foreign patents are mostly counterparts of Motorola's U.S. patents, but an increasing number result from research conducted outside the United States and are originally filed in the country of origin. During 1998, Motorola was granted 1,596 U.S. utility and design patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. In some instances, certain of the patents licensed by Motorola to others have generated significant amounts of revenue to Motorola.

  Motorola has obtained registration of the "MOTOROLA" and "M Symbol Logo" trademarks throughout the world for many products and services. Worldwide recognition of these marks has resulted in their categorization as "famous" marks. These marks are considered to be valuable corporate assets. Certain other trademarks and service marks of Motorola are registered in relevant markets. Awareness of brand value and resulting brand development during 1998 resulted in the introduction of two major new brands that span multiple product categories:
DIGITAL DNA and MOTOROLA WINGS. Worldwide registration of these new brands is underway.

  Environmental Quality. Motorola operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The balance of the response to this section of Item 1 incorporates by reference the information contained under the caption "Environmental and Legal" in Note 8, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

  Miscellaneous. At December 31, 1998, there were approximately 133,000 employees of Motorola and its subsidiaries. The business of Motorola and its industry segments has certain seasonal characteristics: the Semiconductor Products segment has tended to have stronger, seasonally-adjusted sales in the first half of the year; and sales of products, such as cellular telephones and pagers, in consumer markets tend to increase in the fourth quarter. An increase or decrease in large system orders in CIG, LMPS or SSTG could cause volatility in orders, revenues and profits recognized in any particular period.

  Business Risk Factors. Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Cellular Products," about the allocation and regulation of frequencies, expected shipments during 1999, the impact from the loss of key customers, the need to provide or arrange for financing in connection with equipment sales, the completion of the conversion of manufacturing capacity from digital to analog, and the availability of supplies; (ii) "Land Mobile Products," about the impact from the loss of key customers, the allocation and regulation of frequencies, expected shipments during 1999, and the availability of supplies; (iii) "Messaging, Information and Media Products," about the allocation of frequencies or development of new technologies, expected shipments during 1999, the impact from the loss of key customers, and the availability of supplies; (iv) "Semiconductor Products," about the impact from the loss of key customers, the impact of available capacity, cyclical customer demands, new product introductions and aggressive pricing, expected shipments during 1999, capital expenditures, backlog, the availability of supplies and the completion of pending transactions, and the conversion of existing manufacturing facilities; (v) "Integrated Electronic Systems Sector," about the impact from the loss of key customers, expected shipments during 1999, the availability of supplies, the completion of plans to close and exit existing facilities; (vi) "Space and Systems Technology Group," about the impact from the loss of key customers, competitiveness, the impact from various actions by Iridium, expected shipments during 1999, and the availability of supplies; (vii) "General," about expected shipments during 1999, seasonality of business, large system orders and competitiveness through research and development and utilization of technology; (viii) "Item 2:
Properties," about the completion of facilities currently being constructed and plans to sell or shut down currently operating facilities; and (ix) "Item 3:
Legal Proceedings," about the ultimate disposition of pending legal matters.

  Motorola wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, Motorola's actual results and could cause Motorola's actual consolidated results during 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Motorola:

  Changes in Laws Affecting Frequency

  . The effects of, and changes in, laws and regulations and other activities of governments, agencies and similar organizations, including, but not limited to, those affecting frequency, use and availability of spectrum authorizations and licensing.

  Risks From Large Systems Contracts

  . Risks related to the loss of material customers of one or more of Motorola's businesses, including the unexpected loss of sales and market perception, particularly because of the continuing trend towards increasingly large system contracts for CIG, LMPS and SSTG infrastructure equipment and the resulting reliance on large customers.

  Demand for Customer Financing

  . Increasing demand for customer financing of equipment sales, particularly infrastructure equipment sold by CIG, LMPS, SSTG and the paging infrastructure business, and the ability of these businesses to provide financing on competitive terms with other companies.

  Transition From Analog to Digital

  . The ability of Motorola's cellular businesses to continue their transition to digital technologies and successfully compete in those businesses and retain or gain market share. Motorola faces intense competition in these markets from established companies and new entrants. Product life cycles can be short and new products are expensive to both develop and bring to market.

  Year 2000 Issues

  . Motorola's ability to manufacture and deliver products and the level of purchases made by customers may be affected by an unanticipated adverse impact from Year 2000 issues, particularly the failure of products and services from major suppliers to function properly in the Year 2000.

  Euro Conversion

  . Risks related to the introduction of the euro currency in Europe, including the ability of Motorola to successfully compete in Europe.

  Development of New Products

  . The risks related to Motorola's significant investment in developing and introducing new products such as digital cellular telephones, two-way and voice paging, CDMA for cellular and PCS systems and third-generation wireless, wireless local loop products, flat panel display products, products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems, integrated digital radios, and semiconductor products. These risks include: difficulties and delays in the development, production, testing and marketing of products; customer acceptance of products, particularly as Motorola's focus on the consumer market increases; the significant amount of resources Motorola must devote to the development of new technology; and the ability of Motorola to differentiate its products and compete with other companies in the same market.

  Demand for Wireless Communications Equipment

  . The need for continued significant demand for wireless communications equipment, including equipment of the type Motorola manufactures or is developing.

  Ability to Compete in Semiconductor Market

  . The ability of Motorola's semiconductor business to compete in the highly competitive semiconductor market. Factors that could adversely affect Motorola's ability to compete are production inefficiencies and higher costs related to underutilized facilities, including both wholly-owned and joint venture facilities; shortage of manufacturing capacity for some products; competitive factors, such as rival chip architectures, mix of products, acceptance of new products and price pressures; risk of inventory obsolescence due to shifts in market demand; the continued growth of embedded technologies and systems and Motorola's ability to compete in that market; and the effect of orders from Motorola's equipment businesses .

  Increased Use of Foundry Manufacturing Capacity

  . The ability of Motorola's semiconductor business to increase its utilization of foundry manufacturing capacity and the impact of such efforts on capital expenditures, production costs and the ability to satisfy delivery requirements.

  Exit, Conversion, Sale or Closure of Existing Facilities

  . Unexpected delays in the conversion of certain semiconductor manufacturing facilities from manufacturing to non-manufacturing utilization and the impact of such conversion on operating results, production costs and the ability to satisfy delivery requirements.

  . Unexpected changes in circumstances that delay or frustrate Motorola's plans to sell or close certain operating facilities and the impact of such sales or closures on operating results, production costs and the ability to satisfy delivery requirements.

  Risks Related to the Iridium(R) System

  . Factors relating to the success of the Iridium project and its impact on Motorola, including: the ability of Iridium LLC and its gateway operators to market the Iridium service, to timely receive and, as appropriate, operate and sell telecommunications equipment, including phones and pagers made by Motorola, and to otherwise timely finance and operate a successful telecommunications business and generate income; the ability of Iridium LLC to meet its financing needs during at least the next few years to continue to make contractual payments to Motorola and to make debt payments and otherwise operate; the risks associated with the large Iridium system operations and maintenance contract with Motorola and the financial risk to Motorola under that contract, including the difficulty in projecting costs associated with that contract and Motorola's obligations to subcontractors related to that contract; the market acceptance (both on its own and when compared to possible competitors) of what is expected to be the first worldwide global satellite-based communication service and of the related equipment; and the significant technological and other risks associated with the development and commercial operation of the project, including any software and support systems-related risks.

  Outcome of Litigation

  . The outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Patent and other intellectual property rights of Motorola are important competitive tools and many generate income under license agreements. There can be assurances that these rights will not be challenged, invalidated or circumvented in one or more countries.

  Additional Risk Factors Included In Proxy Statement

  Certain portions of Motorola's Proxy Statement for the 1999 annual meeting of stockholders with Management's Discussion and Analysis and Consolidated Financial Statements are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those on pages F-15 through F-18 of the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders, that sometimes have affected, and in the future could affect, Motorola's actual results and could cause Motorola's actual consolidated results during 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Motorola.

  Financial Information About Foreign and Domestic Operations and Export Sales.

  Domestic export sales to third parties were $3.06 billion in 1998, $3.98 billion in 1997 and $3.74 billion in 1996. Domestic export sales to affiliates were $4.96 billion in 1998, $6.86 billion in 1997 and $6.31 billion in 1996.

  The remainder of the response to this section of Item 1 incorporates by reference Note 8, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements and the "1998 Compared to 1997" and "1997 Compared to 1996" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

  (R) Reg. U.S. Patent & Trademark Office.

  Iridium(R) is a registered trademark and service mark of Iridium LLC.

  Globalstar(TM) is a trademark of Globalstar Limited Partnership.

  ICO(R) is a registered trademark and service mark of I-CO Global Communications (Holdings) Limited.

  Teledesic(R) is a registered service mark of Teledesic LLC.

ITEM 2:  PROPERTIES

  Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Its other major facilities in the United States are located in Arlington Heights, Harvard, Lake Zurich, Libertyville, Northbrook and Schaumburg, Illinois; Elma, New York; Phoenix, Chandler, Scottsdale, Mesa and Tempe, Arizona; Boynton Beach and Plantation, Florida; Lawrenceville, Georgia; Austin, Ft. Worth and Seguin, Texas; Mount Pleasant, Iowa; Mansfield, Massachusetts; and San Jose, California. Motorola also operates manufacturing facilities or sales offices in 42 other countries. (See
Item 1 for information regarding the location of the principal manufacturing facilities for each industry segment.) Motorola owns 130 facilities (manufacturing, sales, service and office), 75 of which are located in North America and 55 of which are located in other countries. Motorola leases 594 such facilities, 303 of which are located in North America and 291 of which are located in other countries.

  Motorola generally considers the productive capacity of the plants operated by each of its industry segments adequate and suitable for the requirements of each business group. New semiconductor product manufacturing facilities are under construction in Xi-Qing, China and an expansion of the semiconductor product manufacturing facility in Chandler, Arizona is currently underway. A new manufacturing facility that is expected to be shared by a number of Motorola business units within the Communications Enterprise is being constructed in Jaguariuna, Brazil. This new facility is expected to be fully operational in early 1999.

  As part of Motorola's overall strategy to reduce operating costs and improve the financial performance of the corporation, a number of non-profitable businesses and facilities were either sold during 1998 or are currently up for sale. Major facilities that ceased operations during 1998 that are currently up for sale are located in Huntsville, Alabama; Irvine, California; and Research Triangle Park, North Carolina. Motorola is also in the process of selling two start-up facilities in Jaguariuna, Brazil. In addition, Motorola has announced its intention to sell or shut down currently operating major facilities located in San Jose, Costa Rica; Carlisle, Pennsylvania; Paju, South Korea; and Chung-Li, Taiwan.

  The extent of utilization of manufacturing facilities varies from plant to plant and from time to time during the year.

ITEM 3:  LEGAL PROCEEDINGS

  Motorola is currently a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona.
McIntire et al. v. Motorola remains pending in the U.S. District Court for the District of Arizona, while Baker et al. v. Motorola et al., Lofgren et al. v. Motorola et al., Bentancourt et al. v. Motorola et al., Ford et al. v. Motorola et al., Wilkins et al. v. Motorola et al and Dawson et al. v. Motorola, et al. are pending in the Arizona Superior Court, Maricopa County. The McIntire lawsuit, filed on December 20, 1991, involves approximately 920 plaintiffs who allege that the operations of Motorola at several facilities in Phoenix and Scottsdale, Arizona have caused property damage and health problems by contaminating the soil, groundwater and air in the area surrounding those facilities. The Baker lawsuit, filed on February 11, 1992, is a class action, involving six representative individual named plaintiffs, alleging that Motorola and 27 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, diminishing property values and exposing members of the class to possible adverse health effects. On August 24, 1994, the Baker court certified two classes, a property damage class consisting of all persons who since 1987 were residents, property owners or lessees of property which overlies, or is adjacent to, the alleged groundwater pollution, and a medical monitoring class consisting of all persons who resided in Phoenix and/or Scottsdale for more than one year continuously during the years between 1955 and 1989, and who received potable drinking water containing trichloroethylene at a level equal to or exceeding 2.0 parts per billion, on average. The Lofgren, Bentancourt, Ford, Wilkins and Dawson lawsuits, filed on April 6, 1993, July 16, 1993, June 10, 1994, July 19, 1995 and August 7, 1997, respectively, have been consolidated. The consolidated cases involve more than 200 plaintiffs, alleging that Motorola and about 25 other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, causing health problems. On June 1, 1998, the Lofgren court ruled inadmissible proffered testimony from each of the plaintiffs' medical causation experts and granted summary judgment on those personal injury claims in favor of Motorola and the other remaining defendants. An appeal is expected.

  All seven pending lawsuits described above seek compensatory and punitive damages. The McIntire complaint includes personal injury and property damage claims and seeks injunctive relief. The Baker complaint seeks damages for medical monitoring and alleges claims for property, business and economic loss and seeks declaratory and injunctive relief. The consolidated Lofgren cases involve claims for personal injury.

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

  Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. Schiffner v. Motorola, Inc., filed on March 3, 1995 in the Circuit Court of Cook County, Illinois, is a purported class action by purchasers of portable cellular phones alleging economic losses. In January 1999, having exhausted all other appeals, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court to review the June 1997 Illinois State Court decision to dismiss the case, with prejudice. Jerald
P. Busse, et al. v. Motorola, Inc. et al., filed on October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a purported class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. All claims have been dismissed on defendants' motion. Plaintiffs may appeal. Kane, et al., v. Motorola, Inc., et al., filed on December 13, 1993 in the Circuit Court of Cook County, Illinois, alleges that plaintiffs' brain cancer was caused by or aggravated by a prototype communication device.

  On October 16, 1998, the plaintiffs in Pennsylvania Bancshares, Inc. et al. v. Motorola, Inc., et al., a purported class action filed on October 10, 1995 in the Court of Common Pleas, Montgomery County, Pennsylvania, filed a notice of voluntary dismissal with prejudice as to all claims for monetary relief and without prejudice as to all claims for equitable relief. Plaintiffs alleged that Motorola systematically engages in deceptive trade practices, including without limitation, intentionally misrepresenting the quality of certain types of cellular telephones. The dismissal is currently before the court for decision. Silber, et al. v. Motorola, Inc., et al., filed on August 1, 1995 in the Supreme Court of The State of New York, County of Suffolk, which was transferred from the County of New York, is an action wherein it is alleged that a traffic accident was caused by the use of a cellular phone.

  The information contained under the caption "Environmental and Legal" in Note 8, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders is incorporated herein by reference.

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Following are the persons who were the executive officers of Motorola as of January 1, 1999, their ages as of January 1, 1999, their current titles and positions held during the last five years:

Gary L. Tooker; age 59; Chairman of the Board since January 1997; Vice Chairman of the Board and Chief Executive Officer from December 1993 to January 1997.

Christopher B. Galvin; age 48; Chief Executive Officer since January 1997; President and Chief Operating Officer from December 1993 to January 1997.

Robert W. Galvin; age 76; Chairman of the Executive Committee of the Board of Directors since January 1990.

Robert L. Growney; age 56; President and Chief Operating Officer since January 1997; Executive Vice President and President and General Manager, Messaging, Information and Media Sector from January 1994 to January 1997.

Keith J. Bane; age 59; Executive Vice President and President, Americas Region since March 1997; Executive Vice President and Chief Corporate Staff Officer from February 1995 to March 1997; Senior Vice President and Chief Corporate Staff Officer from August 1994 to February 1995; Senior Vice President and Motorola Director of Strategy, Technology and External Relations from October 1993 to August 1994.

Robert L. Barnett; age 58; Executive Vice President and President, Commercial, Government and Industrial Solutions Sector, Communications Enterprise since July 1998; Executive Vice President and President, Land Mobile Products Sector from March 1997 to July 1998; Senior Vice President and President and General Manager, Land Mobile Products Sector from March 1996 to March 1997; Corporate Vice President and General Manager, iDEN Group, Land Mobile Products Sector from May 1995 to March 1996; independent consultant to the telecommunications industry from 1992 to May 1995.

Arnold S. Brenner; age 61; Executive Vice President and President, Global Government Relations and Standards since 1997; Acting President, Motorola Europe, Middle East and Africa, from April 1998 to January 1999; Executive Vice President and General Manager, Japan Group from November 1988 to 1997.

Glenn A. Gienko; age 46; Executive Vice President and Motorola Director of Human Resources since May 1996; Senior Vice President and Director of Human Resources from June 1995 to May 1996; Corporate Vice President - Human Resources, General Systems Sector from February 1994 to June 1995.

Merle L. Gilmore; age 50; Executive Vice President and President, Communications Enterprise since July 1998; Executive Vice President and Deputy to the Chief Executive Office for the Enterprise-Wide Communications Business Plan from April 1998 to July 1998; Executive Vice President and President, Motorola Europe, Middle East and Africa from March 1997 to April 1998; Executive Vice President and President and General Manager, Land Mobile Products Sector ("LMPS"), from July 1994 to March 1997; Senior Vice President and President and General Manager, LMPS, from June 1994 to July 1994; Senior Vice President and Assistant General Manager, LMPS, from July 1992 to June 1994.

Joseph M. Guglielmi; age 57; Executive Vice President and President, Integrated Electronic Systems Sector ("IESS") since December 1998; Senior Vice President and President, IESS from October 1998 to December 1998; Senior Vice President and Office of the President, IESS from August 1998 to October 1998; Corporate Vice President and Office of the President, IESS from July 1998 to August 1998; Corporate Vice President and General

Manager, Motorola Computer Group from September 1995 to July 1998; Chairman and Chief Executive Officer of Taligent, Inc., a software development company, from March 1992 to August 1995.

Bo Hedfors; age 54; Executive Vice President and President, Network Solutions Sector, Communications Enterprise ("NSS") since February 1999; Senior Vice President and President, NSS from December 1998 to February 1999; Corporate Vice President and President, NSS from September 1998 to December 1998; President and Chief Executive Officer of Ericsson Inc., the U.S. subsidiary of Telefon AB LM Ericsson, from 1994 to August 1998; Chief Technical Officer of Telefon AB LM Ericsson, a supplier of equipment for telecommunications systems, from 1990 to 1994.

Carl F. Koenemann; age 60; Executive Vice President and Chief Financial Officer since December 1991.

Ferdinand C. Kuznik; age 57; Executive Vice President and President, Personal Communications Sector, Communications Enterprise since July 1998; Executive Vice President and President, Cellular Subscriber Sector from August 1997 to July 1998; Senior Vice President and General Manager, Radio Network Solutions Group, Land Mobile Products Sector from 1994 to August 1997.

A. Peter Lawson; age 52; Executive Vice President, General Counsel and Secretary since May, 1998; Senior Vice President, General Counsel and Secretary from November 1996 to May 1998; Senior Vice President and General Counsel from March 1996 to November 1996; Senior Vice President and Assistant General Counsel from November 1994 to March 1996; Corporate Vice President and Assistant General Counsel from November 1987 to November 1994.

James A. Norling; age 56; Executive Vice President, Deputy to the Chief Executive Office and President, Motorola Europe, Middle East and Africa since January 1999; Executive Vice President and Deputy to the Chief Executive Office and President, Global Telecom Solutions Group from July 1998 to January 1999; Executive Vice President and President, Messaging, Information and Media Sector from January 1997 to July 1998; Executive Vice President and President, Motorola Europe, Middle East and Africa from April 1993 to January 1997.

Hector Ruiz; age 53; Executive Vice President and President, Semiconductor Products Sector ("SPS") since May 1997; Executive Vice President and Office of the President, SPS from February 1997 to May 1997; Executive Vice President and General Manager, Messaging Systems Products Group, Messaging Information and Media Sector from April 1996 to February 1997; Executive Vice President and General Manager, Paging Products Group, Messaging Information and Media Sector from January 1994 to April 1996.

C. D. Tam; age 54; Executive Vice President and President, Asia Pacific Region since January 1, 1999; Senior Vice President and General Manager of the Transportation Systems Group, Semiconductor Products Sector from January 1997 to December 1998; Senior Vice President and General Manager, Asia Pacific Semiconductor Group, Semiconductor Products Sector from January 1991 to December 1996.

Frederick T. Tucker; age 58; Executive Vice President and Deputy to the Chief Executive Office since October 1998; Executive Vice President and Office of the President, Integrated Electronic Systems Sector ("IESS") from July 1998 to October 1998; Executive Vice President and President, IESS from September 1992 to July 1998.

Richard W. Younts; age 59; Executive Vice President and Senior Advisor on Asian Affairs since December 1998; Executive Vice President and President, Asia Pacific Region from 1997 to December 1998; Executive Vice President and Corporate Executive Director International-Asia and Americas from December 1993 to 1997.

     The above executive officers will serve as officers of Motorola until the regular meeting of the Board of Directors in May 1999 or until their respective successors shall have been elected. Christopher B. Galvin is a son of Robert W. Galvin. There is no family relationship between any of the other executive officers listed above.


                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Sales of Unregistered Securities

  In November 1998, Motorola's Board of Directors voted to permit current non-employee directors who were entitled to benefits under the retirement plan for non-employee directors to convert their accrued benefits under the retirement plan into shares of common stock of Motorola, which shares would be subject to certain transfer restrictions. In December 1998, six non-employee directors elected to receive an aggregate of 4,593 shares of restricted common stock (valued in the aggregate at $264,715) in lieu of their aggregate accrued benefits under the retirement plan. Motorola issued these shares to the non-employee directors in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended. The response to this
Item incorporates by reference the information regarding the retirement plan under the caption "Director Compensation" on page 6 of Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

 Market Information for Securities

  Motorola's common stock is listed on the New York, Chicago, London and Tokyo Stock Exchanges. The remainder of the response to this Item incorporates by reference the information under the caption "Quarterly and Other Financial Data" of Motorola's Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

ITEM 6:  SELECTED FINANCIAL DATA

  The response to this Item incorporates by reference the information under the caption "Five Year Financial Summary" contained in the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The response to this Item incorporates by reference the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this Item incorporates by reference the information under the captions "Management's Responsibility For Financial Statements," "Independent Auditors' Report," "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Five-Year Financial Summary" and "Quarterly and Other Financial Data" of Motorola's Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption "Nominees" on pages 2 through 4 of Motorola's Proxy Statement for the 1999 annual meeting of stockholders and with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant". The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 of Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

ITEM 11:  EXECUTIVE COMPENSATION

  The response to this Item incorporates by reference the information under the caption "Director Compensation" on pages 5 and 6 of Motorola's Proxy Statement for the 1999 annual meeting of stockholders and "Summary Compensation Table," "Stock Option Grants in 1998," "Aggregated Option Exercises in 1998 and 1998 Year-End Option Values," "Long-Term Incentive Plans - Awards in 1998," "Retirement Plans," and "Termination of Employment and Change in Control Arrangements" on pages 9 through 13 of Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this Item incorporates by reference the information under the caption "Ownership of Securities" on pages 8 and 9 of Motorola's Proxy Statement for the 1999 annual meeting of stockholders.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this Item incorporates by reference the relevant information under the caption "Director Compensation" on pages 5 and 6 of Motorola's Proxy Statement for the 1999 annual meeting of stockholders.


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

      See Part II, Item 8 hereof.

      2. Financial Statement Schedule and Auditors' Report

      Title                                           Schedule
      -----                                           --------

      Valuation and Qualifying Accounts                  II

      All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto. The auditors' report of KPMG LLP with respect to the Financial Statement
      Schedule is located at page 19.

      3. Exhibits

      Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Following is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this form by
      Item 14(c) hereof:

      Motorola Executive Incentive Plan ("MEIP")
      Motorola Long Range Incentive Plan of 1994
      Share Option Plan of 1982
      Share Option Plan of 1991
      Share Option Plan of 1996
      Motorola Elected Officers Supplementary Retirement Plan
      Executive Health Plan
      Accidental Death and Dismemberment Insurance for MEIP Participants Arrangement for Directors' Fees
      Retirement Plan for Non-Employee Directors
      Deferred Fee Plan for Outside Directors
      Motorola Non-Employee Directors Stock Plan
      Officers' Group Life Insurance Policy
      Form of Termination Agreement
      Policy Protecting Salary and Medical Benefits
      Insurance Policy for Non-Employee Directors
      Motorola Incentive Plan of 1998

  (b) Reports on Form 8-K.

      Motorola filed no reports on Form 8-K during the last quarter of 1998.

  (c) Exhibits:

      See Item 14(a)3 above.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Motorola, Inc.:

  Under date of January 13, 1999, except as to Note 8, which is as of March 1, 1999, we reported on the consolidated balance sheets of Motorola, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 proxy statement to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of Motorola's management.
Our responsibility is to express an opinion on the financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein



                                                        /s/ KPMG LLP

Chicago, Illinois
January 13, 1999, except as to Note 8,
which is as of March 1, 1999

                                                                     SCHEDULE II
                        MOTOROLA, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN MILLIONS)


                                                COLUMN A         COLUMN B         COLUMN C        COLUMN D      COLUMN E
                                             --------------   --------------   --------------   ------------  ------------
                                                                        ADDITIONS
                                                              -----------------------------
                                                 BALANCE AT     CHARGED TO     CHARGED TO                      BALANCE AT
                                                BEGINNING OF     COSTS &         OTHER                           END OF
                                                   PERIOD        EXPENSES     ACCOUNTS (5)     DEDUCTIONS        PERIOD
                                             -----------------------------------------------------------------------------
1998
  Restructuring and other charges............     $  159          $1,980          ($22)         $1,451 (1)      $  666
  Allowance for doubtful accounts............     $  173          $  138           ---          $   91 (2)      $  220
  Product and service warranties.............     $  337          $  226           ---          $  230 (3)      $  333
  Contract reserves..........................     $1,160          $  507           ---          $  610 (4)      $1,057

1997
  Restructuring and other charges............     $    0          $  327           ($9)         $  159 (1)      $  159
  Allowance for doubtful accounts............     $  137          $   75           ---          $   39 (2)      $  173
  Product and service warranties.............     $  314          $  218           ---          $  195 (3)      $  337
  Contract reserves..........................     $  816          $1,187           ---          $  843 (4)      $1,160

1996
  Allowance for doubtful accounts............     $  123          $   42           ---          $   28 (2)      $  137
  Product and service warranties.............     $  309          $  160           ---          $  155 (3)      $  314
  Contract reserves..........................     $  648          $  656           ---          $  488 (4)      $  816
--------------------------------------------------------------------------------------------------------------------------

(1)  Restructuring and other accrual usage

(2)  Uncollectible accounts written off

(3)  Warranty claims paid

(4)  Customer claims paid/reductions in reserves

(5)  Reversals into income of 1997 accrual

                        CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Motorola, Inc.:

  We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-03681, 333-12817, 333-51847 and 333-65941) of
Motorola, Inc. of our reports dated January 13, 1999, except as to Note 8, which is as of March 1, 1999, relating to the consolidated balance sheets of Motorola, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 1998, which reports appear in or are incorporated by reference in the annual report on Form 10-K of Motorola, Inc. for the year ended December 31, 1998.


                                                            /s/ KPMG LLP


Chicago, Illinois
March 18, 1999

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MOTOROLA, INC.


                                             By: /s/  CHRISTOPHER B. GALVIN
                                                 ---------------------------
                                                  Christopher B. Galvin
                                                  Chief Executive Officer


March 19, 1999

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

         SIGNATURE                                          Title                            Date
         ---------                                          -----                            ----
 /s/  CHRISTOPHER B. GALVIN                 Director and Principal Executive Officer        3/4/99
----------------------------------
        Christopher B. Galvin


 /s/  CARL F. KOENEMANN                     Principal Financial Officer                     3/4/99
----------------------------------
        Carl F. Koenemann


 /s/  ANTHONY M. KNAPP                      Principal Accounting Officer                    3/9/99
----------------------------------
        Anthony M. Knapp


 /s/  RONNIE C. CHAN                        Director                                        3/9/99
----------------------------------
        Ronnie C. Chan


 /s/  H. LAURANCE FULLER                    Director                                        3/4/99
----------------------------------
        H. Laurance Fuller


 /s/  ROBERT W. GALVIN                      Director                                        3/3/99
----------------------------------
        Robert W. Galvin


 /s/  ROBERT L. GROWNEY                     Director                                        3/4/99
----------------------------------
        Robert L. Growney


 /s/  ANNE P. JONES                         Director                                        3/9/99
-----------------------------------
        Anne P. Jones


 /s/  DONALD R. JONES                       Director                                        3/4/99
-----------------------------------
        Donald R. Jones

         SIGNATURE                                     Title                           Date
         ---------                                     -----                           ----
 /s/  JUDY C. LEWENT                         Director                                  3/3/99
-----------------------------------
        Judy C. Lewent


 /s/  WALTER E. MASSEY                       Director                                  3/3/99
-----------------------------------
        Dr. Walter E. Massey


 /s/  THOMAS J. MURRIN                       Director                                  3/6/99
-----------------------------------
        Thomas J. Murrin


 /s/  NICHOLAS NEGROPONTE                    Director                                  3/4/99
-----------------------------------
        Nicholas Negroponte


 /s/  JOHN E. PEPPER, JR.                    Director                                  3/3/99
-----------------------------------
        John E. Pepper, Jr.


 /s/  SAMUEL C. SCOTT III                    Director                                  3/3/99
-----------------------------------
        Samuel C. Scott III


 /s/  GARY L. TOOKER                         Director                                  3/2/99
-----------------------------------
        Gary L. Tooker


 /s/  B. KENNETH WEST                        Director                                  3/3/99
-----------------------------------
        B. Kenneth West


 /s/  JOHN A. WHITE                          Director                                  3/2/99
-----------------------------------
      Dr. John A. White

                                 EXHIBIT INDEX


EXHIBIT NO.                   EXHIBIT
-----------                   -------

   3.1 Restated Certificate of Incorporation of Motorola, Inc., as amended (incorporated by reference to Exhibit 3(i)(b) to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1994).

   3.2 Certificate of Designations, Preferences and Rights of Junior Participating Preferred Stock, Series B (incorporated by reference to
          Exhibit 3.3 to Motorola's Registration Statement on Form S-3 dated January 20, 1999 (Registration No. 333-70827)).

*  3.3    By-Laws of Motorola, Inc., revised as of February 17, 1999.

   4.1 Rights Agreement dated November 5, 1998 between Motorola, Inc., and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to Motorola's Registration Statement on Form 8-A/A dated March 16, 1999).

   4.2 LYONs Indenture dated as of September 1, 1989 between Motorola, Inc. and the First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4(a) to Motorola's Registration Statement on Form S-3 dated August 23, 1989 (Registration No. 33-30662).

   4.3 Indenture dated as of March 15, 1985 between Motorola, Inc. and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4(C) to Motorola's Current Report on Form 8-K dated August 12,
          1991).

   4.4 Specimen of 8.40% Debentures due August 15, 2031 (incorporated by reference to Exhibit 4(B) to Motorola's Current Report on Form 8-K dated August 12, 1991).

   4.5 Indenture dated as of October 1, 1991 between Motorola, Inc. and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

   4.6 Specimen of 7.60% Notes due January 1, 2007 (incorporated by reference to Exhibit 4.6 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

   4.7 Specimen of 6 1/2% Notes due March 1, 2008 (incorporated by reference to Exhibit 4(B) to Motorola's Current Report on Form 8-K dated March 1, 1993).

   4.8 LYONs Indenture dated as of September 1, 1993 between Motorola, Inc. and the First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 4(v) to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1993).

   4.9 Indenture dated as of May 1, 1995 between Motorola, Inc. and Harris Trust and Savings Bank, as Trustee (incorporated by reference to Exhibit 4(d) to Motorola's Registration Statement on Form S-3 dated September 25, 1995 (Registration No. 33-56055)).

  4.10 Specimen of 7 1/2% Debentures due May 15, 2025 (incorporated by reference to Exhibit 4(B) to Motorola's Current Report on Form 8-K dated May 15, 1995).

  4.11 Specimen of 6 1/2% Debentures due September 1, 2025 (incorporated by reference to Exhibit 4.12 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  4.12 Specimen of 5.22% Debentures due October 1, 2097 (incorporated by reference to Exhibit 4 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1997).

  4.13 Specimen of 5.80% Notes due October 15, 2008 (incorporated by reference to Exhibit 4 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998).

  4.14 Specimen of 6 1/2% Debentures due November 15, 2028 (incorporated by reference to Exhibit 4.9 to Motorola's Registration Statement on Form S-3 dated January 20, 1999 (Registration No. 333-70827)).

   4.15 Certificate of Trust of Motorola Capital Trust I dated January 19, 1999 (incorporated by reference to Exhibit 4.1 to Motorola's Registration Statement on Form S-3 dated January 20, 1999 (Registration No. 333-70827)).

 * 4.16 Amended and Restated Declaration of Trust dated as of February 3, 1999 among Motorola, Inc., Harris Trust and Savings Bank, as Property Trustee, First Union Trust Co. N.A., as Delaware Trustee, and the Regular Trustees named therein.

 * 4.17 Preferred Securities Guarantee Agreement dated February 3, 1999 between Motorola, Inc. and Harris Trust and Savings Bank, as Preferred Securities Guarantee Trustee.

 * 4.18 Specimen of 6.68% Trust Originated Preferred Securities SM issued by Motorola Capital Trust I.


 * 4.19 Specimen of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039.

 * 4.20 Indenture dated as of February 3, 1999 between Motorola, Inc. and Harris Trust and Savings Bank, as Indenture Trustee.

 * 4.21 First Supplemental Indenture dated as of February 3, 1999 between Motorola, Inc. and Harris Trust and Savings Bank, as Indenture Trustee.

   10.1 Motorola Executive Incentive Plan as amended through February 4, 1998, (incorporated by reference to Exhibit 10.1 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1998).

   10.2 Motorola Long Range Incentive Plan of 1994, as amended through February 4, 1998 (incorporated by reference to Exhibit 10.2 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1998).

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

  10.10 Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from pages 5 and 6 of Motorola's Proxy Statement for the 1999 annual meeting of stockholders).

  10.11 Deferred Fee Plan for Outside Directors, as amended February 6, 1996 (incorporated by reference to Exhibit 10.9 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 10.12 Motorola Non-Employee Directors Stock Plan, as amended and restated on February 4, 1998 (incorporated by reference to Exhibit 10.12 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1998).

 10.13  Officers' Group Life Insurance Policy (incorporated by reference to
        Exhibit 10.10 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

 10.14 Form of Termination Agreement in respect of a change in control (incorporated by reference to Exhibit 10.15 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

10.15 Policy protecting salary and medical benefits of employees in the event of an unsolicited change in control (incorporated by reference to Exhibit 10.16 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.16 Insurance policy covering non-employee Directors (incorporated by reference to the description on page 6 of Motorola's Proxy Statement for the 1999 annual meeting of stockholders and to Exhibit 10.16 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

10.17 Iridium Space System Contract between Motorola, Inc. and Iridium, Inc., as amended to date, and Iridium Communications Systems Operations and Maintenance Contract between Motorola, Inc. and Iridium, Inc., as amended to date (incorporated by reference to Exhibits 99.2 and 99.3, respectively, to Motorola's Current Report on Form 8-K dated August 2, 1993 and Exhibits 99(a) and 99(b), respectively, to Motorola's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994).

10.18 Motorola Incentive Plan of 1998 (incorporated by reference to Exhibit 10 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1998).

 * 21   Subsidiaries of Motorola.

   23 Consent of KPMG LLP. See page 21 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

 * 27   Financial Data Schedule (filed only electronically with SEC).

____________________

*  Filed herewith