Form 10-Q
period 1999-04-03
MOTOROLA INC
filed 1999-05-18
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ending         April 3, 1999

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

                             Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on April 3, 1999:

                      Class                    Number of Shares

             Common Stock; $3 Par Value           603,003,471



                        Motorola, Inc. and Subsidiaries
                                    Index


Part I

   Financial Information                                              Page

   Item 1   Financial Statements

            Condensed Consolidated Statements of Earnings for
            the Three-Month Periods Ended April 3, 1999 and
            March 28, 1998                                              3

            Condensed Consolidated Balance Sheets at
            April 3, 1999 and December 31, 1998                         4

            Condensed Consolidated Statement of Stockholders'
            Equity for the Three-Month Period Ended April 3, 1999       5

            Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended April 3, 1999 and
            March 28, 1998                                              6

            Notes to Condensed Consolidated Financial
            Statements                                                  7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              11

Part II

   Other Information

   Item 1   Legal Proceedings                                          28

   Item 2   Changes in Securities                                      28

   Item 3   Defaults Upon Senior Securities                            28

   Item 4   Submission of Matters to a Vote of Security Holders        29

   Item 5   Other Information                                          29

   Item 6   Exhibits and Reports on Form 8-K                           29


                        Part I - Financial Information
                        Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Earnings
                                 (Unaudited)
                   (In millions, except per share amounts)


                                                          Three Months Ended
                                                          April 3, March 28,
                                                            1999      1998

Net sales                                                 $ 7,232   $ 6,886

Costs and expenses
  Manufacturing and other
    costs of sales                                          4,252     4,127
  Selling, general and
    administrative expenses                                 1,400     1,221
  Research & development expenditures                         744       703
  Depreciation expense                                        550       540
  Interest expense, net                                        42        38
  Total costs and expenses                                  6,988     6,629
Earnings before income taxes                                  244       257
Income tax provision                                           73        77
Net earnings                                              $   171   $   180


Net earnings per common share
Basic                                                     $   .28   $   .30
Diluted                                                   $   .28   $   .30

Weighted average common shares outstanding
Basic                                                       602.1     597.4
Diluted                                                     615.9     611.3

Dividends paid per share                                  $   .12   $   .12




See accompanying notes to condensed consolidated financial statements.


                        Motorola, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                (In millions)

                                               (Unaudited)
                                                 April 3,   December 31,
                                                   1999           1998
     Assets
Cash and cash equivalents                        $ 1,714       $ 1,453
Short-term investments                               276           171
Accounts receivable, net                           4,885         5,057
Inventories                                        3,636         3,745
Deferred income taxes                              2,376         2,362
Other current assets                                 718           743
   Total current assets                           13,605        13,531
Property, plant and equipment, net                 9,568        10,049
Other assets                                       6,490         5,148
   Total assets                                  $29,663       $28,728


     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                 $ 2,255       $ 2,909
Accounts payable                                   2,206         2,305
Accrued liabilities                                5,880         6,226
   Total current liabilities                      10,341        11,440
Long-term debt                                     2,629         2,633
Deferred income taxes                              1,778         1,188
Other liabilities                                  1,543         1,245

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely company-guaranteed debentures       484            --

   Stockholders' Equity
Preferred stock, $100 par value issuable
   in series                                         ---           ---
Common Stock, $3 par value                         1,810         1,804
Additional paid-in capital                         1,935         1,894
Retained earnings                                  8,353         8,254
Non-owner changes to equity                          790           270
   Total stockholders' equity                     12,888        12,222
   Total liabilities and stockholders' equity    $29,663       $28,728




See accompanying notes to condensed consolidated financial statements.


                        Motorola, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                                 (Unaudited)
                                (In millions)

                                        Non-Owner Changes To Equity
                               Common
                               Stock    Fair Value
                               and      Adjustment   Foreign
                            Additional  to Certain   Currency
                              Paid-In   Cost-Based  Translation  Retained
                              Capital   Investments Adjustments  Earnings
BALANCES AT 12/31/98          $3,698    $  476        ($206)       $8,254
Net earnings                                                          171
Conversion of zero coupon notes    1
Fair value adjustment to
certain cost-based investments:
  Reversal of prior period adjustment     (476)
  Recognition of current period
    unrecognized gain                    1,069
Change in foreign currency
  translation adjustments                               (73)
Stock options exercised
 and other                        46
Dividends declared                                                    (72)
BALANCES AT 4/3/99            $3,745    $1,069        ($279)       $8,353

















See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (In millions)

                                                   Three Months Ended
                                                   April 3,    March 28,
                                                      1999        1998
Operating
Net earnings                                        $  171      $  180
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation                                       550         540
    Deferred income taxes                              187         (35)
    Amortization of debt discount and issue costs        2           2
    Gain on disposition of investments in
      affiliates                                       (47)        (90)
    Change in assets and liabilities, net of
      effects of acquisitions and dispositions:
        Accounts receivable                            172         (58)
        Inventories                                     86        (312)
        Other current assets                            24          21
        Accounts payable and accrued liabilities      (451)       (290)
        Other assets and liabilities                   (18)         85
Net cash provided by operating activities           $  676      $   43

Investing
Acquisitions and advances to affiliates             $  (51)     $ (111)
Proceeds from dispositions of investments
  in affiliates                                        208         111
Capital expenditures                                  (382)       (684)
Proceeds from dispositions of property, plant and
  equipment                                            148          57
(Purchases) sales of short-term investments            (64)         46
Net cash used for investing activities              $ (141)     $ (581)

Financing
(Repayment of)proceeds from commercial paper and
  short-term borrowings                             $ (654)     $  712
Proceeds from issuance of debt                          10           5
Repayment of debt                                      (16)        (24)
Issuance of common stock                                47           6
Issuance of preferred securities of subsidiary
  trust                                                484         --
Payment of dividends                                   (72)        (72)
Net cash (used for)provided by financing activities $ (201)     $  627
Effect of exchange rate changes on cash and
  cash equivalents                                  $  (73)     $  (25)
Net increase in cash and cash equivalents           $  261      $   64
Cash and cash equivalents, beginning of period      $1,453      $1,445
Cash and cash equivalents, end of period            $1,714      $1,509

See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
               Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements as of April 3, 1999 and for the three-month periods ended April 3, 1999 and March 28, 1998, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at April 3, 1999 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three-month period ended April 3, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

2.  Supplemental Balance Sheet Information

Inventories consist of the following (in millions):
                                                April 3,   Dec. 31,
                                                  1999        1998

Finished goods                                  $ 1,003     $ 1,033
Work in process and production materials          2,633       2,712
   Inventories                                  $ 3,636     $ 3,745

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the carrying value of certain investments to be adjusted to fair value. The Company recorded an increase to stockholders' equity, other assets and deferred income taxes of $1.1 billion, $1.8 billion and $700 million as of April 3, 1999; compared to an increase of $476 million, $787 million and $311 million as of December 31, 1998.

3.  Supplemental Cash Flows Information

Cash paid for interest during the first quarters of 1999 and 1998 was $71 million and $60 million, respectively. Cash paid for income taxes during the first quarters of 1999 and 1998 was $55 million and $158 million, respectively.

4.  Earnings Per Common Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

                                                       Three Months Ended
                                                    April 3,      March 28,
(In millions, except per share amounts)                1999           1998
Basic earnings per common share:
  Net earnings                                       $  171         $  180
  Weighted average common shares
    outstanding                                       602.1          597.4
  Per share amount                                   $  .28         $  .30

Diluted earnings per common share:
  Net earnings                                       $  171         $  180
  Add: Interest on zero coupon
        notes, net                                   $   --         $    1
  Net earnings as adjusted                           $  171         $  181
  Weighted average common shares
    outstanding                                       602.1          597.4
  Add: Effect of dilutive securities
        Stock options                                  12.5            7.7
        Zero coupon notes                               1.3            6.2
  Diluted weighted average common
   shares outstanding                                 615.9          611.3
  Per share amount                                   $  .28         $  .30

In the computation of diluted earnings per common share for the three months ended April 3, 1999, the assumed conversion of the zero coupon notes due 2009 was excluded because their inclusion would have been antidilutive.

5.  Reorganization of Businesses

In the second quarter of 1998, the Company recorded a pre-tax charge of $1.98 billion to cover restructuring costs of $1.275 billion and asset impairments and other charges of $705 million. Restructuring costs include costs to consolidate manufacturing operations throughout the Company; to exit non-strategic, poorly-performing businesses; and to reduce employment by a minimum of 15,000 from the approximately 150,000 employees worldwide at the beginning of the second quarter of 1998. The following table displays a rollforward to April 3, 1999, of the accruals established during the second quarter of 1998:

                      Second                                   Accruals at
                   Quarter 1998      Amounts                      April 3,
                 Initial Charges      Used    Reclassifications     1999
Consolidation of
  manufacturing
  operations            $  361       $  (177)          $   (35)     $  149
Business exits             453          (101)             (162)        190
Employee separations       461          (512)              197         146
  Total restructuring   $1,275       $  (790)          $  ---          485
Asset impairments and
  other charges            705          (544)             ---          161
  Totals                $1,980       $(1,334)          $  ---       $  646

Amounts in the Reclassifications column represent the reallocation of accruals between categories and not increases in the initial charges. These reallocations were due to reductions in the cost estimates for consolidating manufacturing operations and exiting certain businesses offset by higher than anticipated severance costs.

For the business exits category, inception-to-date utilization was $172 million, offset by $71 million of favorable adjustments related to: a Semiconductor Products Segment technology agreement and the sale of the Integrated Electronic Systems Sector's non-silicon component manufacturing business to CTS Corp.

As of April 3, 1999, the Company has reduced employment by approximately 24,000 employees since the middle of 1998. Approximately 20,300 employees have separated from the Company through a combination of voluntary and involuntary severance programs and business exits related to these charges. This includes a reduction of the Company's employee population by approximately 4,200 people in connection with the sale of the non-silicon component manufacturing business in the first quarter of 1999. Of the 20,300 separated employees, approximately 13,400 were direct employees, and 6,900 were indirect employees. Direct employees are primarily non-supervisory production employees, and indirect employees are primarily non-production employees and production managers. Remaining employee reductions resulting from severance programs still to be completed will more than likely be offset by expected additions to the Company's engineering, marketing and other critical functions.

As the Company's 1998 comprehensive manufacturing consolidation, cost reduction and restructuring programs reach their planned completion, management continues to assess the estimated costs to complete these programs. Management believes the remaining accruals are adequate to cover these costs.

In 1997, the Company established restructuring accruals totaling $327 million to exit its retail analog modem business in Huntsville, AL, to exit the MacOS(R)-compatible computer systems business, and to phase out participation in the dynamic random access memory (DRAM) market. Through April 3, 1999, $271 million of the accruals had been utilized, and $34 million had been reversed into income. Of the remaining $22 million, approximately $8 million is expected to be used by the end of the second quarter of 1999. The remaining $14 million relates to contract contingencies arising from the Company's exit from the MacOS-compatible computer systems business. Management believes the remaining accrual is adequate to cover these matters.

6.  Comprehensive Earnings

Comprehensive earnings for the three-month periods ended April 3, 1999 and March 28, 1998 were $691 million and $321 million, respectively. The current period unrecognized gain on cost-based investments of $1.1 billion properly excludes a reclassification adjustment of $41.8 million, net of tax, related to the sale of securities.

7.  Trust Originated Preferred Securities(SM)

In February 1999, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company, sold 20 million Trust Originated Preferred Securities(SM) ("TOPrS") to the public at an aggregate offering price of $500 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 ("Subordinated Debentures") from the Company with the same payment terms as the TOPrS. The Company, in turn, used the $484 million of net proceeds from the sale of the Subordinated Debentures to reduce short-term indebtedness.

(SM) "Trust Originated Preferred Securities" and "TOPrS" are service marks of Merrill Lynch & Co., Inc.

8.  Segment Information

Beginning in the first quarter of 1999, the Company changed the operating segments it uses for financial reporting purposes as a result of organizational changes implemented in its communications equipment businesses. Historical segment data has been reworked to reflect these changes. Summarized below are the Company's segment sales and operating profit (loss) before taxes as defined by new reportable segment for the three months ended April 3, 1999 and March 28, 1998.

                                        Three Months Ended
                                     Apr. 3,           Mar. 28,     %
                                       1999               1998    Change
Segment Sales:
Personal Communications Segment      $2,602             $2,412         8
Network Systems Segment               1,623              1,543         5
Commercial, Govt. and Industrial
  Systems Segment                       885                930        (5)
Semiconductor Products Segment        1,907              1,833         4
Other Products Segment                  873                877        (1)
Adjustments & Eliminations             (658)              (709)       (7)
  Segment Totals                     $7,232             $6,886         5

                                             % Of            % Of
                                            Sales             Sales
Segment Operating Profit
(Loss) Before Taxes:
Personal Communications Segment      $   83         3   $   67         3
Network Systems Segment                 193        12      149        10
Commercial, Govt. and Industrial
  Systems Segment                        52         6      155        17
Semiconductor Products Segment           47         2      (58)       (3)
Other Products Segment                  (91)      (10)     (59)       (7)
Adjustments & Eliminations               (8)        1       (9)        1
Segment Totals                          276         4      245         4
General Corporate                       (32)       --       12        --
Earnings Before Income Taxes         $  244         3   $  257         4

                       Motorola, Inc. and Subsidiaries
                    Management's Discussion and Analysis
              of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998.

Results of Operations:

Sales were $7.2 billion in the first quarter of 1999, up 5 percent from $6.9 billion a year earlier. Earnings were $171 million, or 28 cents per share in 1999, compared with $180 million, or 30 cents per share in the year-ago quarter.

First-quarter net margin on sales was 2.4 percent in 1999, compared with
2.6 percent a year ago.

Personal Communications Segment sales rose 8 percent to $2.6 billion and orders were 16 percent higher. Operating profits increased 23 percent to $83 million, as last year's results included a charge relating to exiting a product line. Excluding that charge, operating profits were lower than a year ago, due to the performance of the paging business.

Sales of digital wireless telephones increased very significantly, while sales of analog wireless telephones were significantly lower, as the wireless industry's transition to digital technology continues. Digital wireless telephone sales represented more than 80 percent of wireless telephone sales in the quarter. Growth was particularly strong for CDMA (Code Division Multiple Access) telephones, but increased in all digital technology categories. Paging product sales were significantly lower, while consumer two-way radio product sales were significantly higher. Sales were higher in all geographic markets, led by Asia.

Network Systems Segment sales increased 5 percent to $1.6 billion and orders were up 5 percent. Operating profits rose 29 percent to $193 million.

Sales of GSM (Global System for Mobile Communications) and CDMA systems increased very significantly. Sales were higher in Japan for PDC (Personal Digital Cellular) systems, lower for iDEN(R) systems and very significantly lower for analog systems. Digital infrastructure sales now comprise over 95 percent of terrestrial systems revenue. Sales also increased for satellite communications infrastructure equipment. By geographic market, sales were up very significantly in Europe, significantly higher in Japan and lower in Asia and the Americas.

Commercial, Government and Industrial Systems Segment sales declined 5 percent to $885 million and orders were 26 percent higher. Operating profits decreased to $52 million, as last year's operating profits included a gain on the sale of a one-third interest in the shared network operation of Motorola Communication Israel Ltd. Excluding that gain, operating profits would still have been lower.

Two-way radio sales increased in North America, were lower in Europe and Asia, and declined significantly in Latin America. Systems Solutions Group sales also were lower, due in part to lower revenue on U.S. government contracts.

Semiconductor Products Segment sales increased 4 percent to $1.9 billion and orders were 11 percent higher. The segment recorded an operating profit of $47 million compared with an operating loss of $58 million a year ago.

Orders increased in Asia, the Americas and Japan, and declined in Europe. Orders were higher in all major market segments, led by wireless communications, networking and computing, transportation and semiconductor components.

On May 11, 1999, the Company announced that Texas Pacific Group has agreed to lead a management buyout of the segment's Semiconductor Components Group. Under the terms of the proposed transaction, the Company would receive total proceeds valued at approximately $1.6 billion, comprised of cash, notes and approximately 10% of the stock of the new company. The transaction is expected to be completed in the second half of 1999, subject to regulatory and other approvals.

Integrated Electronic Systems Sector sales were flat and orders were 4 percent lower. Operating profits were flat. These results include businesses that the sector has exited. For continuing businesses, sales were up 10 percent, orders were up 5 percent and operating profits were lower, due to increased investment in Telematics automotive communications. The Telematics Communications Group had higher sales and orders, as its products were more widely accepted by the automotive market. The previously announced sale of the sector's non-silicon component manufacturing business was completed in the quarter. The sector's results are reported as part of the "Other Products" segment.

Internet and Networking Group sales increased 18 percent and orders were 30 percent higher. The group had an operating profit compared with a loss a year ago, due to a gain from the sale of securities. Sales of cable modems and cable telephony products were significantly higher. The group's results are reported as part of the "Other Products" segment.

Selling, general and administrative expenses were 19 percent of sales compared with 18 percent in the year-earlier period. The increase in selling, general and administrative expenses compared to a year ago is due to recording an additional financing reserve related to the Company's financial support of Iridium, writedowns of certain Corporate fixed assets, higher foreign exchange losses and higher incentive compensation accruals necessitated by the Company's expected improvement in financial performance. These higher expenses were partially offset by income from the sale of securities. Depreciation expense decreased slightly as a percent of sales. Depreciation expense for 1999 is presently expected to be relatively unchanged for the year compared to 1998. Interest expense was flat as a percent of sales. Assuming stable interest rates in 1999, interest expense is expected to be lower than a year ago in the remaining quarters and the full year of 1999. The tax rate for the first quarter was 30 percent, the same as a year ago. The Company currently expects the tax rate to remain at 30 percent for 1999.

Liquidity and Capital Resources:

Net cash provided by operations increased to $676 million for the three-month period ended April 3, 1999, as compared to $43 million for the three-month period ended March 28, 1998. The increase in 1999 compared to 1998 was primarily due to improved collections of accounts receivable balances and lower inventory balances resulting from programs focused on accounts receivable collections and inventory control programs.

Net cash used in investing activities was $141 million for the three-month period ended April 3, 1999 as compared to $581 million used for the three-month period ended March 28, 1998. The majority of the decrease is due to fixed asset expenditures decreasing by $302 million in 1999 as compared to 1998. Two thirds of this reduction, or $200 million, occurred in semiconductor fixed asset expenditures. For the full year of 1999, the Company's capital expenditures are expected to be approximately $3.0 billion down from $3.2 billion in 1998. Semiconductor capital expenditures are expected to be $900 million in 1999 compared to $1.8 billion in 1998. In addition to the decrease in fixed asset expenditures, cash was generated from the sale of fixed assets and inventory upon completion of the previously announced sale of the non-silicon component manufacturing business.

Net cash used in financing activities was $201 million for the three-month period ended April 3, 1999 as compared to cash provided by financing activities of $627 million in the three-month period ended March 28, 1998. The use of cash in 1999 was driven primarily by the Company paying down commercial paper and short-term borrowings as compared to increasing notes payable and current portion of long term debt in the same period last year in order to finance operations. The Company was able to pay down short-term borrowings in 1999 due to improved cash flow from operations and investing activities, which were primarily driven by lower accounts receivable and inventory balances and lower capital expenditures. Additionally, $484 million in net proceeds was generated from the sale of the Subordinated Debentures, as described in footnote 7 to the financial statements.

Net debt to net debt plus equity decreased to 20.8 percent at April 3, 1999 from 26.8 percent at December 31, 1998. The Company's total domestic and foreign credit facilities aggregated $4.6 billion at April 3, 1999, none of which was used but was all available to back up outstanding commercial paper which totaled $2.0 billion.

The Company is an equity investor in, a creditor of, and a supplier to, Iridium LLC and its subsidiaries (collectively "Iridium"). Iridium is the first global wireless telecommunications business using a low-earth orbit satellite communications network. Commercial voice service on the Iridium system began November 1, 1998. Iridium is currently transitioning from a developmental stage company to an operating company and, accordingly, has no meaningful operating history. This transition requires that Iridium attract a sufficient number of customers that use Iridium's services at levels that will generate enough revenue for Iridium to meet its financial obligations to a variety of parties, including the Company. Iridium has experienced significant difficulties in making this transition, including that the number of subscribers for the service and revenue generated by Iridium have been substantially below Iridium's expectations. Iridium operates in an essentially new market for wireless communications services and there can be no assurance that Iridium will be successful.

At April 3, 1999, the Company owned, directly and indirectly, approximately 18% of the equity interests in Iridium and Iridium bonds with a face value of approximately $157 million. The Company also holds equity investments and receivables with a book value of approximately $70 million in several Iridium gateway companies. During the first quarter of 1999, the Company recorded, as its share of Iridium's net loss for the first quarter, a loss of approximately $50 million. As a result, the Company's equity investment in Iridium, as reflected in its financial statements, is now zero. The Company's bond investment in Iridium and its equity investments in several Iridium gateway companies are included in Other Assets.

Iridium's bank facilities include an $800 million Senior Secured Credit Agreement (the "Secured Credit Agreement"). That agreement contains covenants that require Iridium to satisfy certain minimum revenue and customer levels as of various dates. On March 29, 1999, Iridium announced that it would not meet its first quarter 1999 revenue and customer requirements, and that it had received a sixty-day waiver, until May 31, 1999, from the lenders under the Secured Credit Agreement. The waiver requires Iridium's compliance with the March 31, 1999 minimum revenue and customer requirements set forth in the covenants by May 31, 1999. Iridium announced on May 13, 1999, that it did not expect to meet these minimum revenue and customer requirements by May 31, 1999, and that it was in discussions with its lenders under the Secured Credit Agreement to reduce these requirements. There can be no assurance that (1) that the lenders under the Secured Credit Agreement will further revise those targets for future periods so that Iridium will remain in compliance with such covenants or (2) that such lenders will waive any future default, under such covenants or otherwise, should it occur. If a default occurs under the Secured Credit Agreement, the lenders could accelerate Iridium's obligations under the Secured Credit Agreement and seek to foreclose on their security interests in substantially all of Iridium's assets and require certain investors in Iridium to comply with their capital call requirements. In the Company's case, this would require an additional equity investment of approximately $50 million. If this investment were required, it would be subject to the same accounting treatment as applied to the Company's prior equity investment in Iridium.

If Iridium defaults under its Secured Credit Agreement, it will also be in default under a $750 million Senior Guaranteed Credit Agreement which the Company has directly guaranteed (the "Guaranteed Credit Agreement"). As of April 3, 1999, Iridium had borrowed $480 million of the $750 million available under the Guaranteed Credit Agreement. The majority of this facility is scheduled to mature on December 31, 2000 and the remainder is scheduled to mature on December 31, 2001. If Iridium were to default under the Guaranteed Credit Agreement, the banks providing loans under the Guaranteed Credit Agreement could terminate Iridium's ability to borrow under that agreement, accelerate all the outstanding obligations under that agreement and require the Company to satisfy its guarantee obligations as to amounts theretofore drawn.

The Company has also agreed under a Memorandum of Understanding to grant a guarantee of up to an additional $350 million of Iridium debt, subject to the satisfaction of certain conditions. As of May 14, 1999, Iridium had not requested that any portion of the guarantee be applied in favor of either a new bank credit facility or the Secured Credit Agreement.

A default by Iridium under its Secured Credit Agreement and Guaranteed Credit Agreement could result in defaults under other agreements, including, without limitation, the indentures relating to approximately $1.4 billion in public debt of Iridium.

The Company has also agreed to permit Iridium to defer up to $400 million of amounts owed under its operations and maintenance contracts with the Company. As of April 30, 1999, Iridium had deferred $265 million of such payments and Iridium has indicated that it expects to request to defer an aggregate of $400 million of such payments prior to September 1, 1999. The repayment by Iridium of these deferred payments is subordinated to repayment of Iridium's Secured Credit Agreement, as is the repayment to the Company by Iridium of any amounts the Company may pay to the lenders under its guarantees and certain other obligations owed to the Company. Apart from the deferred payments described above, approximately $70 million is owed to the Company by Iridium, as of April 30, 1999.

The Company has several contracts with Iridium, primarily for the operation and maintenance of the global personal communications system, under which aggregate payments are scheduled to be approximately $3.2 billion. Through the end of April 1999, the Company had earned and received payments of approximately $259 million under these contracts. The Company has significant subcontracts for portions of the system, for which it will generally remain obligated even if Iridium is unable to satisfy the terms of such contracts with the Company. In addition, the Company has investments in assets related to these contracts, such as inventory, manufacturing equipment, buildings and potential obligations to the employees employed in connection with these contracts. While the Company expects to be able to use a portion of these assets and some of these employees in connection with other programs, the Company would still incur substantial costs in winding down operations related to the Iridium program if Iridium were to cease to perform under such agreements.

As Iridium continues its transition from a developmental stage company to an operating company, it will require significant amounts of cash to fund its operations. Iridium disclosed in its Form 10-K for the year-end December 31, 1998, that it expected that its aggregate cash requirements for 1999 would be approximately $1.65 billion. If Iridium defaults under its credit agreements its lenders may not waive such defaults. This could subject the entire amount outstanding under its credit agreements to acceleration by the lenders and pursuit of other remedies, including enforcement of security interests in substantially all of the assets of Iridium. This could result in Iridium's bankruptcy. If Iridium is not able to repay amounts due to lenders under facilities guaranteed by the Company, the Company would be required to pay such guaranteed amounts. Finally, if such events occur, Iridium would likely not be able to repay in full the Company amounts theretofore deferred under its various contracts with the Company and might be unable to pay amounts becoming due under such contracts in the future.

In the context of an Iridium bankruptcy, it is possible that creditors and other stakeholders in Iridium may seek to bring various claims against the Company, with respect to payments previously made by Iridium to the Company, and otherwise. As described herein under "Legal Proceedings," a number of purported class action lawsuits alleging securities law violations have been filed naming Iridium, certain current and former officers of Iridium and the Company as defendants.

The loss of the value of its investment in Iridium and Iridium gateway companies, any default by Iridium under its credit agreements and debt instruments which results in the acceleration of Iridium debt or the Company having to perform under its Iridium guarantee obligations and the failure of Iridium to make contractual payments to the Company, collectively, would have a material negative impact on the Company's consolidated financial position and results of operations.

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

At April 3, 1999 and March 28, 1998, the Company had net outstanding foreign exchange contracts totaling $2.0 billion and $2.3 billion, respectively. The following schedule shows the five largest foreign exchange hedge positions as of April 3, 1999 and the corresponding positions at March 28, 1998:

In millions
Buy (Sell)              April 3,          March 28,
                         1999               1998
Japanese Yen             (798)              (831)
Euro                     (547)              (337)
Korean Won               (161)               (13)
Chinese Renminbi         (110)               (20)
British Pound            (106)              (535)

At April 3, 1999 and March 28, 1998, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred gains at April 3, 1999, and net deferred losses at March 28, 1998, on these forward contracts which hedge designated firm commitments were immaterial.

As of the end of the reporting period, the Company had no outstanding interest rate swaps, commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not have any derivatives to hedge the value of its equity investments in affiliated companies.

The Company's research and development expenditures for the three-month periods ended April 3, 1999, and March 28, 1998, were $744 million and $703 million, respectively. The Company continues to believe that a strong commitment to research and development drives long-term growth. Research and development expenditures are expected to increase as a percentage of sales in 1999 versus 1998.

Return on average invested capital, based on the performance of the four preceding fiscal quarters ending April 3, 1999, was (6.2) percent, compared with 7.2 percent based on the performance of the four preceding fiscal quarters ending March 28, 1998. The Company's current ratio was 1.32 at April 3, 1999, compared to 1.18 at December 31, 1998.

Year 2000:

Motorola has been actively addressing Year 2000 issues since 1997. A Year 2000 Enterprise Council was formed and is responsible for coordinating and facilitating activities across the Company. The Year 2000 Enterprise Council reports to the Company's President and Chief Operating Officer and its progress is reported to the Audit and Legal Committee of the Board of Directors. The Board of Directors also receives periodic updates on the Company's Year 2000 program.

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

The Six-Phase Year 2000 Program

Motorola developed the Six-Phase Year 2000 Program to ensure a thorough and standard approach to addressing the Year 2000 issue across the Company.

The Program summarizes the tasks to be completed while leaving each business to tailor actions specifically to its environment, to identify the goals of each phase, and to schedule their targeted completion dates. The six-phases are Preliminary (identify the issues, create awareness, and dedicate resources); Discovery/Charter (inventory, categorize, and make initial cost estimates); Scope (refine inventory and assess business impacts and risks); Conversion Planning (determine specific implementation solutions through analysis, formulate strategies, and develop project and test plans); Conversion (make program changes, perform applications and acceptance testing and certification); and Deployment and Post Implementation Review (deploy program and software changes, evaluate and apply lessons learned).

The Company's Readiness

All of the Company's sectors and groups have substantially completed Phases 1-4, all but one of the groups also have substantially completed Phase 5 and all but three of the Company's groups also have substantially completed Phase 6. All of the Company's sectors and groups are expected to complete the Six-Phase Program by at least the third quarter of 1999. The work being completed in 1999 is being separately monitored and tracked with appropriate target completion dates.

Contingency plans are substantially complete for all sectors and groups, and those plans are focusing on matters not resolved through the Six-Phase Program at this time that may have a material negative impact on Motorola's final "year 2000 readiness". Discussion of contingency planning is included below.

As part of the Company's overall program and to ensure adequate means to measure progress, Motorola has established five functional categories to be reviewed by each business as follows:

Products. While addressing all five functional categories, the Company has placed a high priority on ensuring that Motorola products are Year 2000 Ready and is completing a comprehensive review of the Year 2000 Readiness of Motorola products. The results of these reviews are being made available to Motorola customers and third parties through the use of a Motorola Year 2000 website and are supplemented with additional written communications. The Motorola definition of "Year 2000 Ready," which is the standard
Motorola uses to determine the Year 2000 Readiness of Motorola products, is as follows:

Year 2000 Ready means the capability of a Motorola product, when used in accordance with its associated documentation, to correctly process, provide and/or receive date data in and between the years 1999 and 2000, including leap year calculations, provided that all other products and systems (for example, hardware, software and firmware) used with the Motorola product properly exchange accurate date data with it.

Manufacturing. Some of the tools and equipment (hardware and software) used to develop and manufacture Motorola products are date-sensitive. The Company believes, based on the results of the Six-Phase Program to date and based on assurances from its suppliers, that the critical tools and equipment used by it to manufacture products will be "year 2000 ready" or will be made ready through upgrades by the suppliers of the tools or equipment or by using alternate sources of supplies. As a result, the Company does not expect significant interruption to its manufacturing capabilities because of the failure of tools and/or equipment.

Non-Manufacturing Business Applications. Throughout the business the Company is fixing and testing all non-manufacturing business applications such as core financial information and reporting, procurement, human resources/payroll, factory applications, customer service, and revenue, and does not expect any significant Year 2000 issues in this area.

Facilities and Infrastructure. The Company also is fixing and testing its facilities and infrastructure (health, safety and environment systems, buildings, security/alarms/doors, desktop computers, networks) to ensure they are "year 2000 ready" and does not expect significant interruption to its operations because of Year 2000 issues with its facilities or infrastructure.

Logistics. The Company has devoted significant resources to ensure that its operations are not disrupted because of services or products supplied to the Company. In addition, the Company has requested assurances from its joint venture partners and alliance partners of their "year 2000 readiness."

Of critical importance to the Company's Year 2000 Readiness is the readiness of suppliers and the products the Company procures from suppliers. Motorola has many thousands of suppliers and has a comprehensive program to identify and obtain Year 2000 information from its critical suppliers. The program includes awareness letters, site visits, questionnaires, compliance agreements and warranties as well as a review of suppliers' Year 2000 websites. If a supplier is determined to entail a "high risk" of Year 2000 non-readiness, the Company is developing contingency and alternate sourcing plans to minimize the Year 2000 risk.

As described in the Company's discussion of most reasonably likely worst case scenarios, the Company is particularly concerned about energy and transportation suppliers. Many of these suppliers are unwilling to provide assurances that they will be "year 2000 ready."

Unique issues related to the readiness of the Company's major businesses are discussed in more detail below.

Year 2000 Costs

Motorola estimates that the expected total aggregate costs for its Year
2000 activities from 1997 through 2000 will be in the range of $250 million to $300 million. These costs do not include estimates for potential litigation. Approximately $150 million of the total estimated costs relate to internal resources. Total costs incurred through April 3, 1999 were approximately $140 million, of which approximately $89 million were for external costs. Of the remaining costs, the majority relate to installation of software upgrades of certain infrastructure equipment, installing software upgrades to internal semiconductor manufacturing equipment and assessing the Company's critical suppliers. The Company does not believe the cost of addressing Year 2000 issues will have a material adverse effect on the Company's consolidated results of operations, liquidity or capital resources.

The Company reviews and updates data for costs incurred and forecasted costs each quarter. As the Company continues to assess the last phases of the Year 2000 Program, estimated costs may change. These costs are based on management's estimates, which were determined based on assumptions of future events, some within the Company's control, but many outside of the Company's control. There can be no guarantee that these estimates will be correct, and if actual costs increased by a sizeable amount, the Company's actual results could be materially adversely impacted.

Most Reasonably Likely Worst Case Scenarios for the Company and Company Contingency Plans

The Company has and will continue to devote substantial resources to address its Year 2000 issues. However, there can be no assurances that the Company's products do not contain undetected Year 2000 issues. Further, there can be no assurances that the Company's assessment of suppliers and vendors will be accurate. Customers of Motorola could be impacted by Year 2000 issues causing them to reduce purchases from the Company. In addition, many commentators believe that there will be a significant amount of litigation arising out of "year 2000 readiness" issues, especially for product liability. Because of the unprecedented nature of this litigation, it is impossible for the Company to predict the impact of such litigation although it could be significant to the Company. In addition to the unique reasonably likely worst case scenarios described by the specific businesses and potential litigation, the Company believes its scenarios include: (i) corruption of data contained in the Company's internal information systems;
(ii) hardware failures; (iii) the failure of infrastructure services provided by government agencies and other third-party suppliers (including energy, water, and transport); and (iv) health, environmental and safety issues relating to its facilities. If any of these were to occur, the Company' operations could be interrupted, in some cases for a sustained period of time. These interruptions could be more severe in countries outside the U.S., where the Company does sizeable business.

The Company's contingency plans focus on customers, products, supplies and internal operations. Each sector is establishing emergency operations centers at key locations. These centers will be staffed ahead of the Year 2000 rollover and well into the Year 2000. During critical times they will be staffed 24-hours a day. The first priority of these centers is to ensure the performance of a customer's network or system.

Critical facilities have been identified and the Company's plans prioritize their continued operations. These sites will be supported by generators capable of maintaining health, safety, communications and environmental operations if locally provided power sources fail. These sites will have a number of means of communicating including Intranet, pagers, cellular phones, and satellite phones.

The businesses are identifying key individuals in a variety of functions to be on-site at the Company's facilities to monitor the rollover to the Year 2000. Additionally, the Company is establishing rapid response teams that can be sent to major customer locations when and if needed in connection with the rollover. There are also plans to shift operations to different facilities if there are interruptions to operations in particular areas, countries or regions.

The plans also include procedures to maintain and recover business operations such as stockpiling critical supplies, identifying alternate supply sources, inspecting critical functions, reporting operational status, communicating with interdependent operations, and operating in contingency mode until a return to normal.

The sectors and groups continue to perform various tests, including on manufacturing production lines and internal networks. Each business will also be testing its contingency plans during the third quarter of 1999. In addition, the Company has planned a test of its overall contingency plans for the third quarter of 1999.

Personal Communications Segment

The Personal Communications Segment includes both the Personal
Communications Sector (PCS) and the iDEN(R) subscriber business. PCS, which designs, develops, manufactures and sells Motorola cellular telephones, paging subscriber products, and paging infrastructure equipment has completed its Year 2000 product review.

All Motorola cellular telephones currently on the market either: (i) do not contain internal date storage, processing, or display capabilities and thus are not impacted by the Year 2000 date change; or (ii) contain internal date storage, processing, or display capabilities that are Year 2000 Ready. In addition, PCS has systems in place to ensure that future cellular telephones sold by the Company will be Year 2000 Ready.

Paging products currently being shipped are Year 2000 Ready. Paging has identified customer system upgrades required to enable certain infrastructure equipment in Asia to be Year 2000 Ready. These upgrades are scheduled to be complete by August 1999. Paging has posted on its website and sent in printed form to inquiring customers lists of all its products that have no internal calendars or clocks and are not materially impacted by the Year 2000, all products that have such clocks and calendars and are Year 2000 Ready, and a third group of products that have reached the end of their supported life and, therefore, have not been tested for Year 2000 Readiness. Certain infrastructure products that require an upgrade to be Year 2000 Ready have been listed on the website.

Paging's management believes the worst case scenario is that a mission critical page may not be sent or received as a result of lack of Year 2000 Readiness of messaging software, infrastructure or pagers and the Company is sued. Management believes that its efforts at communicating to paging customers the potential for such failures should reduce the likelihood of this occurring.

Network Solutions Segment

The Network Solutions segment includes the cellular infrastructure business, the satellite communications business and iDEN infrastructure products.

The cellular infrastructure business designs and develops, manufactures, installs and services wireless infrastructure equipment for cellular and personal communications networks. Certain cellular infrastructure products operate with date sensitivity. The business is developing appropriate hardware modifications and new versions of software to address the Year 2000 issue. The business has made upgrades (i.e., hardware modifications and/or new software versions, as appropriate) available to most of its operator customers. The remaining upgrades for certain unique systems will be available by the end of the second quarter of 1999. The business sells systems throughout the world and trained technicians are in the process of installing these upgrades.

The cellular infrastructure business has communicated to customers and company customer contacts "work-arounds" for certain systems that will not be upgraded. A "work-around" gives the operator necessary procedures to keep the system operating on and after January 1, 2000. If a customer does not follow the recommended procedures it is likely that the system will not recognize certain dates properly, affecting the accuracy of certain data. The business has concluded that some of its systems are too old to either upgrade or provide a work-around for Year 2000 issues. It has notified customers with outdated systems. Additionally, a website provides Year 2000 information on discontinued products. Some customers of discontinued products have been notified that their system will not work and information has been provided on needed upgrades and/or replacements. The business is now in the process of sending out second notices and asking for confirmations back from these customers.

Management believes that its most reasonably likely worst case scenario related to the Year 2000 issue is its inability to upgrade all systems before January 1, 2000 due to the significant number of customer locations to be visited and to delays by customers in scheduling upgrades. As a result, system performance could be affected and certain data routinely available from those systems could be inaccurate on and after January 1, 2000 until upgraded. As a result, the business could incur cost, and potentially be sued as the supplier of those systems, although its efforts to identify its customers and provide software solutions should reduce these risks.

The satellite business designs, develops, manufactures, integrates, deploys, operates and maintains space-based telecommunication systems and related ground system components. At present, the business consists of one operating system known as the Iridium(R) System. This system contains date-sensitive functions. The business expects to make any necessary hardware and/or software upgrades available to customers by July 1, 1999. The business anticipates that it will need to supply technicians to install any such upgrades, and does not presently anticipate any difficulty in meeting any potential installation needs.

Management believes that the most reasonably likely worst case scenario related to the Year 2000 issue is a temporary interruption of the Iridium System due to the inability of the ground segment to communicate with the satellite constellation. As a result, the satellite business would incur costs in correcting such a failure. Management believes adequate efforts are in place to identify potential hardware/software problems and to implement and test solutions.

Some iDEN(R) infrastructure products operate with date sensitivity. The iDEN system is expected to be Year 2000 Ready when a new system release is completed by June 30, 1999. While the business expects to deploy this release in a timely matter, it will confront the same resource and installation issues facing the Company's infrastructure businesses.

Commercial, Government and Industrial Solutions Segment

The segment, consisting of the Commercial, Government and Industrial Solutions Sector ("CGISS"), manufactures and sells two-way voice and data products and systems for a variety of worldwide applications. Principal customers for two-way products include public safety agencies (police, fire, etc.), utilities, diverse industrial companies, transportation companies and companies in various other industries. Additionally, CGISS includes the System Solutions Group (SSG), excluding its satellite business, that is engaged in the design, development, and production of advanced electronic communications systems and products.

All two-way products currently shipping from factories are Year 2000 Ready with a few minor exceptions. All customers buying exceptions are fully informed that these products are not Year 2000 Ready before purchases are made and products shipped. Some older products operate with date sensitivity, including legacy Special Products (SPs) and "911 Systems." CGISS has notified or is in the process of notifying customers of certain of its "911 Systems" in the U.S. that their systems are not fully Year 2000 Ready. New software for these systems and the code were available in December 1998 and a test installation of such software was made in late December 1998. Regular customer installations will continue through the end of third quarter 1999. SPs are communication systems designed specifically for particular customers. CGISS cannot assess whether those systems are Year 2000 Ready because the systems must be tested where they are located. CGISS is contacting customers and developing solutions, usually software upgrades, to make these systems Year 2000 Ready.

Management believes that the most reasonably likely worst case scenario involving its business is the failure of a public safety system on January 1, 2000 (or thereafter). As a result, the two-way radio business could potentially be sued as the supplier of those systems. Management believes that its efforts to identify the customers of these systems and provide software solutions should reduce these risks.

SSG has conducted a comprehensive review of all products and systems sold under contracts and purchase orders executed since January 1, 1990. Through that process it has been determined that relatively few of SSG's products or systems contain date-sensitive functions that are expected to be adversely affected by the Year 2000 issue. SSG is addressing each of the few products or systems affected in one of four ways. First, SSG has developed, or is in the process of developing, fixes for some of the Year 2000 issues discovered and is offering those fixes to its customers.
Second, in some cases, SSG is working directly with customers who have funded specific testing and corrective actions to products or systems they purchased or are purchasing under contracts with SSG. Some of these customer-funded fixes are not expected to be complete until the middle of 1999. Third, "work-arounds" have been communicated to certain customers when a more elaborate fix is not necessary for them to keep their products or systems operating on and after January 1, 2000. Finally, SSG has concluded that some of its products and systems are too old to either fix or provide a work-around for Year 2000 Readiness. SSG has notified (or made reasonable efforts to notify) customers of those products or systems for which fixes or work-arounds will not be available.

SSG believes the most reasonably likely worst case scenario related to the Year 2000 issue is the failure of a product or system to operate for a short period of time after January 1, 2000. As a result, SSG may be sued as a manufacturer of products or systems that failed. Many of these products or systems were sold to government customers. Management believes it generally does not have legal liability to these customers.

Semiconductor Products Segment

The segment, consisting of the Semiconductor Product Sector ("SPS"), has completed an extensive review of its products to determine if they are Year 2000 Ready. The vast majority of these products are Year 2000 Ready. A limited number of products that contain a real-time clock function are identified as having a potential Year 2000 issue with the manner in which years are tracked. In addition, it is possible that an SPS semiconductor may experience "year 2000 readiness" issues due to the manner in which a customer has programmed the semiconductor or due to the manner in which the semiconductor is incorporated into a customer system or product. SPS is also making information available to its customers on these potential Year 2000 readiness issues.

Literature on the Year 2000 issue references what is referred to as the "embedded chip" Year 2000 issue or the "embedded systems" Year 2000 issue. (The word "chip" is a short-hand reference for a semiconductor product.) Many common electronic products contain "chips" or "systems" containing chips that are incorporated or "embedded" into the product. If these "chips" or "systems" experience Year 2000 readiness issues, due to the manner in which they are programmed, the product may malfunction. Because this programming is customer defined, the extent to which the malfunctioning of these products may occur due to a Year 2000 Readiness issue with a SPS semiconductor is unknown at this time.

With relatively few internal items from the global multi-phase approach remaining to be fixed, validated, and solutions deployed throughout the organization, SPS, in conjunction with the newly formed High Tech Consortium - Year 2000 and Beyond, is focusing on assessing external critical suppliers, including utilities and critical transportation. This effort is global in scope. In addition, SPS is taking actions to make information available on the potential Year 2000 issues with the real time clocks and the customer programming of SPS semiconductor products. Finally, the business is reconfirming the readiness of its environmental health and safety systems.

Integrated Electronic Systems Sector (IESS)

The Integrated Electronic Systems Sector (IESS) manufactures and sells automotive and industrial electronics, energy storage products and systems, electronic fluorescent ballasts and computer system products.

IESS has completed formal assessment of "Year 2000 Readiness" of its products manufactured within the last eight years and its manufacturing facilities. Other than embedded board and system products, and Global Positioning System receivers, these products do not contain date-sensitive functions, excluding customer provided software incorporated in such products, for which IESS does not have sufficient information in most cases to conduct an evaluation of whether such functions are included. Motorola has advised its customers that responsibility for evaluating this software is that of the customer. The sector is substantially complete with the Six-Phase Program. The remaining projects relate to internal systems of a handful of suppliers that the sector is working with to ensure that they will be ready.

In the case of Global Positioning System receivers, engineering analysis is complete on the most current version, and the products are Year 2000 Ready. The operation of such receivers is dependent on the proper functioning of the Global Positioning satellite system maintained and operated by the Federal government, and is outside of the control of Motorola. There is a second date-related issue for these products, relating to the "1024 weeks" method of date calculation used in the satellites, which will potentially impact the GPS in August 1999. While the products are believed to be Year 2000 Ready, full evaluation of the products for this date rollover phenomenon continues at this time.

In the case of embedded boards, systems and software products that are manufactured by the Motorola Computer Group (MCG), some of the older products do not meet Motorola's definition of Year 2000 Ready. In many of these cases, MCG has made fixes available to its customers to cure the problem. Although it is difficult to measure any potential liability from non-Year 2000 Ready products, MCG believes the risks are relatively small based on the following. Since October 1, 1998, MCG has ceased shipping any products that are not Year 2000 Ready without a waiver from the customer. Fixes have been made available for products that may remain under warranty after 1999. Many products which are outside the warranty period, have been updated over the years with products that are Year 2000 Ready. Other potential liability may arise in cases where it is not known in what applications the products are being used. There is always the possibility that some products have been incorporated by customers into critical use applications. All of the known cases are being evaluated but Motorola believes that this is the customer's responsibility.

The business has reviewed the year 2000 readiness of its key suppliers. Suppliers that are considered "high-risk" vendors because of Year 2000 issues have been identified. The sector continues to assess these suppliers and has developed contingency plans that may include the use of alternate suppliers to minimize any potential risk.

Internet and Networking Group (ING)

ING manufactures and sells modems, data communication devices and equipment that enables voice, video and data communications over private and public networks. All data communications equipment and modems currently sold by ING are Year 2000 Ready. Some of the older products, including some network management and router software products, do not meet Motorola's definition of Year 2000 Ready. In many of these cases, ING has made fixes available to its customers. Some products have also reached the end of their supported life and, therefore, have not been tested for Year 2000
Readiness.

Management believes that the most reasonably likely worst case scenario involving its business is the failure of a mission critical or financial communications system on January 1, 2000 (or thereafter). As a result, ING could potentially be sued as the supplier of the communications equipment. Management believes that its efforts to notify its customers of products with issues and provide software solutions should reduce these risks.

The Company has made forward-looking statements regarding its Year 2000 Program. Those statements include: the Company's expectations about when it will be "Year 2000 Ready"; the Company's expectations about the impact of the Year 2000 issue on its ability to continue to operate on and after January 1, 2000; the readiness of its suppliers; the costs associated with the Year 2000 Program; and worst case scenarios. The Company has described many of the risks associated with those forward-looking statements above. However, the Company wishes to caution the reader that there are many factors that could cause its actual results to differ materially from those stated in the forward-looking statements. This is especially the case because many aspects of its Year 2000 Program are outside its control such as the performance of many thousands of third-party suppliers, customers and end-users. As a global company it operates in many different countries, some of which may not be addressing the Year 2000 issues to the same extent as in the United States. As a result, there may be unforeseen issues in different parts of the world. All of these factors make it impossible for the Company to ensure that it will be able to resolve all Year 2000 issues in a timely manner to avoid materially adversely affecting its operations or business or exposing the Company to third-party liability.

Euro Conversion:

For disclosure regarding the impact to the Company from the introduction of the euro, see the information contained under the caption "Euro Conversion" on pages F-13 and F-14 of the Company's Proxy Statement for its 1999 annual meeting of stockholders.

Outlook:

The Company is benefiting in the near term from having accomplished the solutions-focused reorganization and significant cost reduction faster than anticipated, as well as improving market positions in both the integrated communications solutions and embedded electronic solutions arenas.

Weak economic conditions in some regions of the world will continue to affect the Company's rate of growth, as will the market adjustments still taking place in analog wireless telephones and paging. However, the Company is beginning to see signs of regional recovery in certain parts of Asia, and the U.S. economy remains strong.

The Company's changes in structure and strategy, as well as improved consumer and customer focus and better cost management are all increasing the Company's ability to improve financial results. The Company's management team is committed to investing in brand marketing, advanced digital technology, software, and continuous business model modification in order to make it more globally competitive. The Company will continue to pursue a rigorous focus on improving its financial results, balanced with the necessary business and technology investments to earn leadership in market segments.

Business Risks:

Statements that are not historical facts are forward-looking and involve risks and uncertainties. These include the statements in "Outlook" and statements about Iridium, Motorola's 1999 depreciation expenses, interest expense, tax rate, fixed asset expenditures, research and development expenditures, the sale of the Semiconductor Components Group and the impact of Year 2000 issues. Motorola wishes to caution the reader that the factors below and those in Motorola's 1999 Proxy Statement on pages F-16 through F-18 and in its other SEC filings could cause Motorola's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the ability of Motorola to complete the manufacturing consolidations, cost reductions and restructuring actions in a timely manner and the continued success of those efforts; (ii) the ability of Motorola to integrate its businesses to reduce costs and increase efficiencies; (iii) unanticipated impact of the renewal plan on productivity and the ability of Motorola to retain and where necessary recruit employees; (iv) continued gains in the digital wireless telephone market and market acceptance of new products; (v) continued improvement in the semiconductor industry; (vi) economic conditions in China and its response to the economic downturn in parts of Asia; (vii) the success of efforts to stabilize economic conditions in parts of Asia, Latin America and other emerging markets; (viii) pricing pressures and demand for Motorola's products especially in light of the current economic conditions in parts of Asia, Latin America and other emerging markets; (ix) the weakening of currencies in parts of Asia, Latin America and other emerging markets compared to the U.S. dollar; (x) the potential that deteriorating economic conditions in Japan could continue or worsen; (xi) the success of the Iridium(R) project and the impact on Motorola; (xii) Iridium's ability to meet its financing needs in order to make contractual payments, including to Motorola, to make debt payments and to otherwise operate;
(xiii) the success of alliances and agreements with other companies to develop new products and services; (xiv) product and technology development and commercialization risks, including for newer digital products and Iridium products and services; (xv) unexpected delays or developments in connection with the sale of the Semiconductor Components Group; and (xvi) unanticipated impact of Year 2000 issues, particularly the failure of products or services of major suppliers to function properly in the Year 2000 and reduced purchases by customers because of the adverse impact of Year 2000 issues on their businesses.

Iridium(R) is a registered trademark and service mark of Iridium LLC.


                          Part II - Other Information

Item 1 - Legal Proceedings.

Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. Schiffner v. Motorola, Inc., filed on March 3, 1995 in the Circuit Court of Cook County, Illinois, was a purported class action by purchasers of portable cellular phones alleging economic losses. On March 22, 1999, the United States Supreme Court denied the plaintiffs' petition for writ of certiorari, thereby terminating the litigation in favor of Motorola. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed on October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a purported class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. All claims have been dismissed on defendants' motions. Plaintiffs have moved for reconsideration of the Court's decision. Silber, et al. v. Motorola, Inc., et al., filed on August 1, 1995 in the Supreme Court of the State of New York, County of Suffolk, is an action wherein it is alleged that a traffic accident was caused by the use of a cellular phone. On April 27, 1999, the Court granted defendants' motion for summary judgment and dismissed the suit. Plaintiffs may appeal.
Motorola has been named as one of several defendants in Freeland v. Iridium World Communications, LTD, et al., Yong v. Iridium World Communications, LTD, et al., Kleinman v. Iridium World Communications, LTD, et al., Marshall v. Iridium World Communications, LTD, et al., Ackerman v. Iridium World Communications, LTD, et al., Hargrove v. Iridium World Communications, LTD, et al., and Turner v. Iridium World Communications et al., a series of nearly identical putative class action securities lawsuits filed beginning April 22, 1999 in the U.S. District Court for the District of Columbia. All of these lawsuits allege violations of the Federal securities laws arising from alleged material misrepresentations or omissions regarding difficulties in the satellite communications business of Iridium World Communications, LTD, Iridium LLC and Iridium Operating LLC. The alleged classes consist of purchasers of all Iridium securities during the period from September 9, 1998 to March 29, 1999.

See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1998 for additional disclosures regarding pending matters.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2 - Changes in Securities and Use of Proceeds.
Not applicable.

Item 3 - Defaults Upon Senior Securities.
Not applicable.
Item 4 - Submission of Matters to Vote of Security Holders.
The Company held its annual meeting of stockholders on May 3, 1999 and the following matters were voted on at that meeting:

1. The election of the following directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

                                                           BROKER
DIRECTOR                       FOR           WITHHELD     NON-VOTES

Ronnie C. Chan             493,125,875     40,083,593        0
H. Laurance Fuller         493,133,166     40,076,302        0
Christopher B. Galvin      492,752,489     40,456,979        0
Robert W. Galvin           493,023,446     40,186,022        0
Robert L. Growney          493,036,010     40,173,458        0
Anne P. Jones              493,126,958     40,082,510        0
Donald R. Jones            493,109,496     40,099,972        0
Judy C. Lewent             493,193,129     40,016,339        0
Walter E. Massey           493,194,631     40,014,837        0
Nicholas Negroponte        493,243,649     39,965,819        0
John E. Pepper, Jr.        493,227,476     39,981,992        0
Samuel C. Scott III        493,199,065     40,010,403        0
Gary L. Tooker             493,089,808     40,119,660        0
B. Kenneth West            493,156,725     40,052,743        0
John A. White              493,219,133     39,990,335        0

     2. The adoption of the Motorola, Inc. Employee Stock Purchase Plan of 1999 was approved by the following vote: For, 503,899,996; Against, 26,828,113; Abstain, 2,446,375; and Broker Non-Votes, 34,984.

Item 5 - Other Information.
Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

     Exhibits

27   Financial Data Schedule (filed only electronically with the
     SEC).

(a)     Reports on Form 8-K

     No reports on form 8-K were filed during the first quarter of 1999.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MOTOROLA, INC.
                                 (Registrant)


Date:  May 17, 1999                 By: /s/ Anthony Knapp
                                   Anthony Knapp
                                   Corporate Vice President and Controller
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of the Registrant)



                                EXHIBIT INDEX

Number     Description of Exhibits

27         Financial Data Schedule (filed only electronically with the SEC)



                                       3