Form 10-Q
period 1999-07-03
MOTOROLA INC
filed 1999-08-03
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ending         July 3, 1999
                                    ------------

                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from     __________ to _________

              Commission file number:               1-7221
                                                    ------

                               MOTOROLA, INC.
                               --------------
            (Exact name of registrant as specified in its charter)

                Delaware                            36-1115800
                --------                            ----------
         (State of Incorporation)     (I.R.S. Employer Identification No.)

                1303 E. Algonquin Road, Schaumburg, Illinois  60196
                ---------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


     Registrant's telephone number, including area code:  (847) 576-5000
                                                          --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   [X]   No   [ ]
                             --------------------

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on July 3, 1999:

                      Class                    Number of Shares
                      -----                    ----------------

             Common Stock; $3 Par Value           607,196,695



                        Motorola, Inc. and Subsidiaries
                                    Index


Part I

   Financial Information                                              Page

   Item 1   Financial Statements

            Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended
            July 3, 1999 and June 27, 1998                              3

            Condensed Consolidated Balance Sheets as of
            July 3, 1999 and December 31, 1998                          4

            Condensed Consolidated Statement of Stockholders'
            Equity for the Six-Month Period Ended July 3, 1999          5

            Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended July 3, 1999 and
            June 27, 1998                                               6

            Notes to Condensed Consolidated Financial
            Statements                                                  7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              14

Part II

   Other Information

   Item 1   Legal Proceedings                                          35

   Item 2   Changes in Securities                                      35

   Item 3   Defaults Upon Senior Securities                            35

   Item 4   Submission of Matters to a Vote of Security Holders        36

   Item 5   Other Information                                          36

   Item 6   Exhibits and Reports on Form 8-K                           36


                       Part I - Financial Information
                      Motorola, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                (Unaudited)
                  (In millions, except per share amounts)


                                    Three Months Ended  Six Months Ended
                                    ------------------  ----------------
                                    July 3, June 27,   July 3,  June 27,
                                      1999     1998      1999      1998
                                    -------  -------   -------   -------

Net sales                           $ 7,513  $ 7,023   	$14,745   $13,909
                                    -------  -------    -------   -------

Costs and expenses
  Manufacturing and other
    costs of sales                    4,389    4,318     8,641     8,445
  Selling, general and
    administrative expenses           1,403    1,329     2,803     2,550
  Restructuring and other charges      ---     1,980      ---      1,980
  Research & development
    expenditures                        811      722     1,555     1,425
  Depreciation expense                  564      518     1,114     1,058
  Interest expense, net                  51       53        93        91
                                     ------   ------    ------    ------
  Total costs and expenses            7,218    8,920    14,206    15,549
                                     ------   ------    ------    ------
Earnings (loss) before income taxes     295   (1,897)      539    (1,640)
Income tax provision (benefit)           89     (569)      162      (492)
                                     ------  -------    ------   -------
Net earnings (loss)                  $  206  $(1,328)   $  377   $(1,148)
                                     ======  =======    ======   =======


Net earnings (loss) per common share
Basic                                $  .35  $ (2.22)   $  .63   $ (1.92)
                                     ======  =======    ======   =======
Diluted                              $  .33  $ (2.22)   $  .61   $ (1.92)
                                     ======  =======    ======   =======

Weighted average common shares
outstanding
Basic                                 604.6    597.9     603.4     597.6
                                     ======   ======    ======    ======

Diluted                               622.4    597.9     619.8     597.6
                                     ======   ======    ======    ======

Dividends paid per share             $  .12   $  .12    $  .24    $  .24
                                     ======   ======    ======    ======



See accompanying notes to condensed consolidated financial statements


                       Motorola, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                               (In millions)

                                               (Unaudited)
                                                 July 3,   December 31,
                                                   1999          1998
                                                  ------        ------
     Assets
Cash and cash equivalents                        $ 2,358       $ 1,453
Short-term investments                               291           171
Accounts receivable, net                           5,338         5,057
Inventories                                        3,765         3,745
Deferred income taxes                              2,519         2,362
Other current assets                                 787           743
                                                 -------       -------
   Total current assets                           15,058        13,531
                                                 -------       -------
Property, plant and equipment, net                 9,613        10,049
Other assets                                       7,076         5,148
                                                 -------       -------
   Total assets                                  $31,747       $28,728
                                                 =======       =======

     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                 $ 1,877       $ 2,909
Accounts payable                                   2,484         2,305
Accrued liabilities                                6,365         6,226
                                                 -------       -------
   Total current liabilities                      10,726        11,440
                                                 -------       -------
Long-term debt                                     3,119         2,633
Deferred income taxes                              2,011         1,188
Other liabilities                                  1,729         1,245

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely company-guaranteed debentures       484         -----

   Stockholders' Equity
Preferred stock, $100 par value issuable
   in series                                       -----         -----
Common Stock, $3 par value                         1,822         1,804
Additional paid-in capital                         2,107         1,894
Retained earnings                                  8,487         8,254
Non-owner changes to equity                        1,262           270
                                                 -------       -------
   Total stockholders' equity                     13,678        12,222
                                                 -------       -------
   Total liabilities and stockholders' equity    $31,747       $28,728
                                                 =======       =======



See accompanying notes to condensed consolidated financial statements.


                        Motorola, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                                 (Unaudited)
                                (In millions)

                                        Non-Owner Changes To Equity
                                        ---------------------------
                               Common
                                Stock     Fair Value
                                 and      Adjustment   Foreign
                              Additional  to Certain   Currency
                                Paid-In   Cost-Based  Translation  Retained
                                Capital   Investments Adjustments  Earnings
---------------------------------------------------------------------------
BALANCES AT 12/31/98            $3,698    $  476        ($206)       $8,254
---------------------------------------------------------------------------
Net earnings                                                            377
Conversion of zero coupon notes      2
Fair value adjustment to
certain cost-based investments:
  Reversal of prior period
    adjustment                              (476)
  Recognition of current period
    unrecognized gain                      1,564
Change in foreign currency
  translation adjustments                                 (96)
Stock options exercised
 and other                         229
Dividends declared                                                     (144)
---------------------------------------------------------------------------
BALANCES AT 7/3/99              $3,929    $1,564        ($302)       $8,487
---------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (In millions)

                                                      Six Months Ended
                                                    --------------------
                                                     July 3,    June 27,
                                                     1999         1998
                                                    ------      -------
Operating
Net earnings (loss)                                  $  377      $(1,148)
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used for) operating activities:
    Restructuring and other charges                    ---         1,980
    Depreciation                                      1,114        1,058
    Deferred income taxes                               (45)        (430)
    Amortization of debt discount and issue costs         3            5
    Gain on disposition of investments in
      affiliates                                        (59)        (168)
    Change in assets and liabilities, net of
      effects of acquisitions and dispositions:
        Accounts receivable                            (281)         (64)
        Inventories                                     (43)        (314)
        Other current assets                            (44)         (40)
        Accounts payable and accrued liabilities        274         (848)
        Other assets and liabilities                    538         (298)
                                                     ------       -------
Net cash provided by (used for) operating activities $1,834       $ (267)

Investing
Acquisitions and advances to affiliates              $ (195)     $  (320)
Proceeds from dispositions of investments
  in affiliates                                         225          184
Capital expenditures                                   (957)      (1,688)
Proceeds from dispositions of property, plant and
  equipment                                             151          246
(Purchases) sales of short-term investments             (79)          67
                                                     ------       ------
Net cash used for investing activities               $ (855)     $(1,511)

Financing
(Repayment of) proceeds from commercial paper and
  short-term borrowings                             $(1,032)     $ 1,691
Proceeds from issuance of debt                          500            8
Repayment of debt                                       (17)         (27)
Issuance of common stock                                231           18
Issuance of preferred securities of subsidiary
  trust                                                 484          ---
Payment of dividends                                   (144)        (144)
                                                      -----       ------
Net cash provided by financing activities            $   22      $ 1,546
Effect of exchange rate changes on cash and
  cash equivalents                                   $  (96)     $   (36)
                                                     ------      -------
Net increase(decrease) in cash and cash equivalents  $  905      $  (268)
Cash and cash equivalents, beginning of period       $1,453      $ 1,445
Cash and cash equivalents, end of period             $2,358      $ 1,177
                                                     ======      =======

See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements as of July 3, 1999 and for the three-month and six-month periods ended July 3, 1999 and June 27, 1998, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at July 3, 1999 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three-month and six-month periods ended July 3, 1999 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 1999 presentation.

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

2.  Supplemental Balance Sheet Information

Inventories consist of the following (in millions):
                                                July 3,    Dec. 31,
                                                  1999        1998 .
                                                -------     --------
Finished goods                                  $ 1,126     $ 1,033
Work in process and production materials          2,639       2,712
                                                -------     -------
                                                $ 3,765     $ 3,745
                                                =======     =======

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the carrying value of certain investments to be adjusted to fair value. The Company recorded an increase to stockholders' equity, other assets and deferred income taxes of $1.6 billion, $2.6 billion and $1.0 billion as of July 3, 1999; compared to an increase of $476 million, $787 million and $311 million as of December 31, 1998.

3.  Supplemental Cash Flow Information

Cash paid for interest during the first six months of 1999 and 1998 was $86 million and $146 million, respectively. Cash paid for income taxes during the first six months of 1999 and 1998 was $89 million and $307 million, respectively.

4.  Earnings (Loss) Per Common Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share:

                                                       Three Months Ended
                                                       ------------------
                                                     July 3,       June 27,
(In millions, except per share amounts)                1999           1998
                                                       ----           ----
Basic earnings (loss) per common share:
  Net earnings (loss)                                $  206        $(1,328)
  Weighted average common shares
    outstanding                                       604.6          597.9
                                                     ------        -------
  Per share amount                                   $  .35        $ (2.22)
                                                     ======        =======

Diluted earnings (loss) per common share:
  Net earnings (loss)                                $  206        $(1,328)
  Add: Interest on zero coupon
        notes, net                                        1            ---
                                                     ------        -------
  Net earnings (loss) as adjusted                    $  207        $(1,328)
                                                     ------        -------
  Weighted average common shares
    outstanding                                       604.6          597.9
  Add: Effect of dilutive securities
        Stock options                                  15.8            ---
        Zero coupon notes                               2.0            ---
                                                     ------        -------
  Diluted weighted average common
   shares outstanding                                 622.4          597.9
                                                     ------        -------
  Per share amount                                   $  .33        $ (2.22)
                                                     ======        =======


                                                        Six Months Ended
                                                        ----------------
                                                     July 3,       June 27,
(In millions, except per share amounts)                1999           1998
                                                       ----           ----
Basic earnings (loss) per common share:
  Net earnings (loss)                                $  377        $(1,148)
  Weighted average common shares
    outstanding                                       603.4          597.6
                                                     ------        -------
  Per share amount                                   $  .63        $ (1.92)
                                                     ======        =======

Diluted earnings (loss) per common share:
  Net earnings (loss)                                $  377        $(1,148)
  Add: Interest on zero coupon
        notes, net                                        1            ---
                                                     ------         ------
  Net earnings (loss) as adjusted                    $  378        $(1,148)
                                                     ------        -------
  Weighted average common shares
    outstanding                                       603.4          597.6
  Add: Effect of dilutive securities
        Stock options                                  14.4            ---
        Zero coupon notes                               2.0            ---
                                                     ------          -----
  Diluted weighted average common
   shares outstanding                                 619.8          597.6
                                                     ------        -------
  Per share amount                                   $  .61        $ (1.92)
                                                     ======        =======


5.  Reorganization of Businesses

In the second quarter of 1998, the Company recorded a pre-tax charge of $1.98 billion to cover restructuring costs of $1.275 billion and asset impairments and other charges of $705 million. Restructuring costs include costs to consolidate manufacturing operations throughout the Company; to exit non-strategic, poorly-performing businesses; and to reduce worldwide employment by 20,000 employees. The following table displays a rollforward to July 3, 1999, of the accruals established during the second quarter of 1998:

                      Second           1998                    Accruals at
                   Quarter 1998     Reclassifi-     Amounts       July 3,
                 Initial Charges     cations         Used            1999
---------------------------------------------------------------------------
Consolidation of
  manufacturing
  operations            $  361       $   (35)       $  (252)        $   74
Business exits             453          (162)          (108)           183
Employee separations       461           197           (547)           111
                         -----        ------         ------          -----
  Total restructuring   $1,275       $  ---         $  (907)           368
--------------------------------------------------------------------------
Asset impairments and
  other charges            705          ---            (556)           149
--------------------------------------------------------------------------
  Totals                $1,980       $  ---         $(1,463)        $  517
--------------------------------------------------------------------------

Amounts in the 1998 Reclassifications column represent the reallocation of accruals in 1998 between categories and not increases in the initial charges. These reallocations were due to the sale of, rather than the planned closure of, two of the Company's businesses and the reclassification of certain employee severance costs originally accrued for in the consolidation of manufacturing operations and business exits. These reallocations were also offset by higher than anticipated severance costs.

Amounts used for consolidation of manufacturing operations, business exits, and asset impairments and other charges reflect write-offs. Amounts used for employee separations reflect payments to employees, primarily for severance.

Consolidation of manufacturing operations relates to the closing of production and distribution facilities, selling or disposing of the machinery and equipment that was no longer needed and, in some cases, scrapping excess assets that had no realizable value. The remaining $74 million accrual at July 3, 1999, for this restructuring category primarily relates to the finalization of plant closings in the Semiconductor Products and Personal Communications segments.

Business exit costs include costs associated with shutting down businesses that did not fit with the Company's new strategy. In many cases, these businesses used older technologies that produced non-strategic products. The remaining $183 million accrual at July 3, 1999, for this restructuring category primarily relates to: (1) contract requirements and contingencies as part of the sales of the Company's printed circuit board business in the third quarter of 1998 and non-silicon component manufacturing business in the first quarter of 1999; and (2) the finalization of remaining activities in the Semiconductor Products segment.

Employee separation costs represent the accrual of severance based upon the headcount reductions for the involuntary severance package the Company offered as part of its restructuring plan. At July 3, 1999, the Company's worldwide employment aggregated approximately 124,000 employees compared with approximately 150,000 employees at the beginning of the second quarter of 1998. Of this estimated 26,000 headcount reduction, approximately 22,000 employees have separated from the Company through a combination of voluntary and involuntary severance programs and business exits. Of these 22,000 separated employees, approximately 14,500 were direct employees, and 7,500 were indirect employees. Direct employees are primarily non-supervisory production employees, and indirect employees are primarily non-production employees and production managers. The 22,000 separated employees include a reduction of the Company's employee population by approximately 4,200 people in connection with the sale of the non-silicon component manufacturing business. These 4,200 people were not paid any severance because the business was sold to another corporation. The remaining $111 million accrual at July 3, 1999, for the employee separations restructuring category relates to severance programs still to be completed.

The asset impairment costs related to reductions in the carrying values of assets for businesses that the Company was going to continue to operate but, in doing an impairment analysis, the carrying values of these assets were not recoverable from the future cash flows of the businesses. The Company reduced the carrying values of the related asset balances by approximately $380 million.

The other charges are not restructuring charges, but rather are unusual or non-recurring items. These items are primarily contract termination costs related to agreements that were associated with businesses that the Company was no longer making investments in, losses incurred on cellular infrastructure contracts, and an in-process research and development write-off of $42 million related to a transaction from the second quarter of 1998. The remaining $149 million accrual at July 3, 1999, relates entirely to these other charges.

As the Company's 1998 comprehensive manufacturing consolidation, cost reduction and restructuring programs reach their planned completion, management continues to assess the estimated costs to complete these programs. Management anticipates completing these programs by December 31, 1999, and believes the remaining accruals are adequate to cover these costs.

In 1997, the Company established restructuring accruals totaling $327 million to exit its retail analog modem business in Huntsville, AL, to exit the MacOSr-compatible computer systems business, and to phase out participation in the dynamic random access memory (DRAM) market. Through July 3, 1999, $276 million of the accruals had been utilized, and $34 million had been reversed into income over previous quarters. The remaining $17 million primarily relates to contract contingencies arising from the Company's exit from the MacOS-compatible computer systems business. Management believes the remaining accrual is adequate to cover these matters.

6.  Comprehensive Earnings (Loss)

Comprehensive earnings (loss) for the three-month periods ended July 3, 1999 and June 27, 1998 were $678 million and $(1.4) billion, respectively. Comprehensive earnings (loss) for the six-month periods ended July 3, 1999, and June 27, 1998, were $1.4 billion and $(1.1) billion, respectively. The unrecognized gain on cost-based investments of $1.6 billion properly excludes a reclassification adjustment of $44.7 million, net of tax, related to the sale of securities.

7.  Finance Subsidiary Debt and Trust Originated Preferred SecuritiesSM

On June 21, 1999, the Company's finance subsidiary sold an aggregate face principal amount at maturity of $500 million of 6.75% Guaranteed Bonds due June 21, 2004, to non-U.S. persons. The Bonds were sold outside of the United States in reliance on Regulation S under the Securities Act of 1933, as amended. The net proceeds to the finance subsidiary from the issuance and sale of the bonds were $497 million and were used to reduce its short-term indebtedness. Shortly after the sale, the finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on the bonds from fixed-rate payments to short-term LIBOR based variable rate payments in order to match the funding of its underlying assets.

In February 1999, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company (the "Trust"), sold Trust Originated Preferred SecuritiesSM ("TOPrS") to the public at an aggregate offering price of $500 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 ("Subordinated Debentures") from the Company with the same payment terms as the TOPrS. The sole asset of the Trust is the Subordinated Debentures. The TOPrS are shown as "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures" in the Company's consolidated financial statements.

SM "Trust Originated Preferred Securities" and "TOPrS" are service marks of Merrill Lynch & Co., Inc.


8.  Segment Information

Beginning in the first quarter of 1999, the Company changed the operating segments it uses for financial reporting purposes as a result of organizational changes implemented in its communications businesses. Historical segment data has been restated to reflect these changes. Summarized below are the Company's segment sales and operating profit
(loss) before taxes by new reportable segment for the three months ended July 3, 1999 and June 28, 1998.

                                       Three Months Ended
                                     -------------------------
                                     July 3,           June 27,        %
                                       1999               1998      Change
                                     ------             ------      ------
Segment Sales:
Personal Communications Segment      $2,788             $2,386         17

Network Systems Segment               1,587              1,590         --

Commercial, Govt. and Industrial
  Systems Segment                       955              1,020         (6)

Semiconductor Products Segment        1,979              1,808          9

Other Products Segment                  884                890         (1)

Adjustments & Eliminations             (680)              (671)         1
                                     ------             ------

  Segment Totals                     $7,513             $7,023          7
                                     ======             ======

                                             % Of              % Of
                                            Sales               Sales
                                                ------              -----
Segment Operating Profit
(Loss) Before Taxes:
Personal Communications Segment      $  125        4    $ (501)       (21)

Network Systems Segment                 169       11        57          4

Commercial, Govt. and Industrial
  Systems Segment                        94       10       (24)        (2)

Semiconductor Products Segment           80        4      (899)       (50)

Other Products Segment                 (171)     (19)     (466)       (52)

Adjustments & Eliminations                1       --         2         --
                                     -------          --------

Segment Totals                          298        4    (1,831)       (26)
General Corporate                        (3)      --       (66)        --
                                     -------           --------
Earnings (Loss) Before Income Taxes  $  295        4   $(1,897)       (27)
                                     =======           =======

Summarized below are the Company's segment sales and operating profit
(loss) before taxes by new reportable segment for the six months ended July 3, 1999 and June 27, 1998.

                                         Six Months Ended
                                     -------------------------
                                     July 3,           June 27,        %
                                       1999               1998       Change
                                     ------             ------       ------
Segment Sales:
Personal Communications Segment      $5,390             $4,798         12

Network Systems Segment               3,210              3,133          2

Commercial, Govt. and Industrial
  Systems Segment                     1,840              1,950         (6)

Semiconductor Products Segment        3,886              3,641          7

Other Products Segment                1,757              1,767         (1)

Adjustments & Eliminations           (1,338)            (1,380)        (3)
                                    -------            -------

  Segment Totals                    $14,745            $13,909          6
                                    =======            =======

                                             % Of               % Of
                                            Sales                Sales
                                                -----                -----
Segment Operating Profit
(Loss) Before Taxes:
Personal Communications Segment      $  208        4    $ (434)        (9)

Network Systems Segment                 362       11       206          7

Commercial, Govt. and Industrial
  Systems Segment                       146        8       131          7

Semiconductor Products Segment          127        3      (957)       (26)

Other Products Segment                 (262)     (15)     (525)       (30)

Adjustments & Eliminations               (7)      --        (7)        --
                                      -----             ------

Segment Totals                          574        4    (1,586)       (11)
General Corporate                       (35)      --       (54)        --
                                      -----            -------
Earnings (Loss) Before Income Taxes  $  539        4   $(1,640)       (12)
                                     =======           =======



                      Motorola, Inc. and Subsidiaries
                    Management's Discussion and Analysis
              of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998. The order information as of any particular date may not be an accurate indicator of future results as orders are subject to revision or cancellation to reflect changes in customer needs.

Results of Operations:

Sales were $7.5 billion in the second quarter of 1999, up 7 percent from $7.0 billion a year earlier. Sales were $14.7 billion in the first half of 1999, up 6 percent from $13.9 billion in the first half of 1998. These comparisons are affected by actions taken to exit various businesses and product lines. On the basis of a comparison of continuing business operations, sales would have increased by 10 percent in the second quarter of 1999 and 8 percent in the first half of 1999.

Second-quarter 1999 earnings were $206 million, or 33 cents per share, compared with a loss of $1.3 billion, or $2.22 per share in the second quarter of 1998. In the second quarter of 1999, the Company reported special charges of $94 million pre-tax, or 11 cents per share after-tax. The Company recorded a special charge of $126 million to write down the carrying value of its investment in Iridium LLC bonds to an amount which reflects the decline in market value of Iridium LLC's public high-yield debt. Offsetting this charge were a $12 million gain from the sale of securities and a $20 million gain from an exchange of securities. In the second quarter of 1998, the Company recorded special charges of $1.91 billion pre-tax, or $2.23 per share after-tax, which included $1.98 billion of charges from manufacturing consolidation, cost reduction and restructuring programs, partially offset by gains on the sale of assets.

Earnings for the first six months of 1999 were $377 million, or 61 cents per share, compared with a loss of $1.15 billion, or $1.92 per share, in the first half of 1998.

Net margin on sales was 2.7 percent in the second quarter of 1999 compared with a negative 18.9 percent in the year-ago quarter, and 2.6 percent in this year's first half compared with a negative 8.3 percent in the first six months of 1998.

Results of the Company's major operations for the second quarter of 1999 compared with the second quarter of 1998 are as follows:



Personal Communications Segment

                           Three Months Ended
                           -------------------
                           July 3,     June 27,     %












(in millions)               1999        1998      Change
--------------------------------------------------------
Orders                       $3,151     $2,607      21%
Segment sales                $2,788     $2,386      17%




Operating profit (loss)
  before tax                   $125      $(501)     NMF*

* NMF = not a meaningful figure

Segment sales rose 17 percent to $2.8 billion, and orders increased 21 percent to $3.2 billion. Operating profits were $125 million, compared with a $501 million loss a year ago, which included a large restructuring charge. Excluding all special items included in last year's results, operating profits increased $102 million over last year, as higher sales and gross margins more than offset an increased investment in advertising and engineering resources devoted to delivering new digital wireless phones.

Sales and orders of wireless phones increased very significantly, led by Asia and Europe. Sales and orders of wireless phones were also higher in the Americas. While analog phone sales declined significantly, sales of digital phones increased very significantly. These sales represented 87 percent of all wireless phone sales in the quarter versus 84 percent of all wireless phone sales in the first quarter of 1999. The most rapid growth of digital phones were for Global System for Mobile (GSM) phones in Asia and Europe, Code Division Multiple Access (CDMA) phones in Asia and the Americas and integrated digital enhanced network (iDEN) phones in the Americas. For the full year of 1998, digital phones accounted for approximately 72 percent of wireless phone sales.

The number of digital phones sold in the quarter increased approximately 115 percent versus the year ago quarter as follows: the number of GSM phones sold increased by approximately 100 percent; the number of CDMA phones sold increased by approximately 2,000 percent and now represent 20 percent of all digital phone sales; the number of Time Division Multiple Access (TDMA) phones sold increased by approximately 5 percent; and the number of iDEN phones sold increased by approximately 30 percent.

The overall average selling price for digital phone products declined within a normal range versus the first quarter of 1999 and declined less than the normal historical range versus a year ago. The overall average selling price for analog products continued to decline more quickly than the historical range versus both the first quarter of 1999 and a year ago. Average selling prices can be subject to changes in product mix and regional mix.

Sales and orders of paging products were very significantly lower than a year ago due to a combination of fewer products being sold and declining prices. Sales were lower in the Americas, but down very significantly in Europe and in Asia. Orders were down significantly in the Americas and down very significantly in Europe and Asia.


Network Systems Segment

                              Three Months Ended
                              -------------------
                              July 3,     June 27,     %
















(in millions)                 1999        1998      Change
----------------------------------------------------------
Orders                         $1,551     $1,676      (7)%
Segment sales                  $1,587     $1,590      ---
Operating profit before tax      $169        $57      196%

Segment sales were flat at $1.6 billion, and orders declined 7 percent to $1.6 billion. Operating profits increased to $169 million. Excluding the large restructuring charge included in last year's results, operating profits were $47 million lower than a year ago, primarily due to an increased investment in engineering resources working to develop digital solutions for network operators and larger losses in the satellite communications business.

Digital infrastructure equipment, including iDEN? infrastructure equipment, represented approximately 95 percent of sales dollars in the second quarter versus 98 percent in the first quarter of 1999. For the full year of 1998, digital infrastructure equipment represented 88 percent of sales dollars.

Cellular and personal communications systems infrastructure equipment orders were higher and sales were flat. Orders were significantly higher in the Americas and Japan, higher in Europe, but were significantly lower in Asia. Sales were higher in Europe, Japan, and Asia, but were significantly lower in the Americas. Sales grew significantly in CDMA and GSM but were offset by very significant declines in analog and PDC digital for Japan.

Orders and sales were lower for iDEN infrastructure equipment. Orders for iDEN system expansions were received for Argentina, Brazil, Colombia, Mexico and Singapore. A five-year extension to the iDEN infrastructure supply agreement with Nextel was executed which could represent in excess of $3 billion in sales over the period.

The Company and Cisco Systems, Inc. agreed to purchase the fixed wireless assets of Bosch Telecom, Inc. and create a jointly owned company called SpectraPoint Wireless. This new company will focus on delivering high-speed data, voice and video capabilities to businesses over a fixed wireless infrastructure. This transaction is expected to be completed in the third quarter, subject to certain regulatory approvals and other conditions.

The Satellite Communications Group had higher sales. However, orders were down very significantly due to Iridium LLC's present financial situation and sharply reduced activity from Iridium gateway operators.

After the close of the quarter, the Company signed a contract with Teledesic LLC under which the Company will serve as prime contractor in the design and construction of Teledesic's "Internet-in-the Sky" satellite communications network. The contract is contingent upon Teledesic's approval following a technical review period of about three months. The Teledesic program had no impact to sales or orders in the second quarter.

Commercial, Government and Industrial Systems Segment

                              Three Months Ended
                              -------------------
                              July 3,     June 27,     %












(in millions)                 1999        1998      Change
----------------------------------------------------------
Orders                         $1,182     $1,063      11%
Segment sales                    $955     $1,020      (6)%




Operating profit (loss)
  before tax                      $94       $(24)     NMF*

* NMF = not a meaningful figure

Segment sales declined 6 percent to $955 million, while orders rose 11 percent to $1.2 billion. Operating profits were $94 million, compared with a restructuring-driven loss of $24 million last year. Excluding all special charges, operating profits declined $18 million, primarily due to lower sales volume.

Two-way radio equipment sales increased in the Americas and Asia, but were more than offset by a decline in Europe. Two-way radio equipment orders were higher in all regions. Systems Solutions Group sales were lower and orders were higher.

The Company signed a definitive agreement to sell its North American antenna site business to Pinnacle Towers for a cash price of $255 million. The sale will include all the assets and operations of the business, including a portfolio of approximately 1,850 wireless communications facilities located throughout the U.S. and Canada that are currently owned, managed or leased by the Company. The sale is expected to be completed in the third quarter subject to certain regulatory approvals and other conditions.

Semiconductor Products Segment

                            Three Months Ended
                            -------------------
                            July 3,     June 27,     %












(in millions)                 1999        1998      Change
----------------------------------------------------------
Orders                         $2,086     $1,744      20%
Segment sales                  $1,979     $1,808       9%




Operating profit (loss)
  before tax                      $80      $(899)     NMF*

* NMF = not a meaningful figure

Segment sales increased 9 percent to $2.0 billion, and orders rose 20 percent to $2.1 billion. The segment recorded an operating profit of $80 million compared with an operating loss of $899 million a year ago, which included a large restructuring charge. The segment recorded an operating loss of $164 million last year when this charge is excluded.

Orders increased in all regions, led by Asia and Japan. Sales were higher in all regions except Europe. Among major market segments, sales and order growth was led by wireless communications. Components, networking and computing, and transportation market segments sales and orders were also higher.

Lead times for product deliveries are increasing in many, but not all, product categories, as the semiconductor industry's recovery continues. Pricing has remained stable compared to the first quarter for most product categories, although strong demand for networking solutions is pressuring prices upward in that market. Orders were flat with the first quarter of 1999. Sales increased 4 percent versus the first quarter, and operating margin continues to improve sequentially. The Company's equipment businesses consumed approximately 21 percent of the segment's production in the second quarter.

Under an agreement announced in May, Texas Pacific Group will lead a management buyout of the segment's Semiconductor Components Group. The Company will receive approximately $1.6 billion in cash, notes and approximately 9 percent of the stock of the new company. The transaction is expected to be completed during the third quarter subject to the satisfaction of certain closing conditions.

In July, the Company completed the sale of two chip-processing facilities, one in Chung-Li, Taiwan, and the other in Paju, South Korea, to Taiwan's Advanced Semiconductor Engineering Inc. for $290 million.

Other Products Segment

Integrated Electronic Systems Sector
Sales were down 2 percent, and orders were 6 percent higher. The sector had an operating profit versus a loss a year ago, which included a restructuring charge. Excluding special charges, the sector had an operating profit increase. The year-earlier results include businesses that the sector has exited. For continuing businesses, sales were up 13 percent, orders were up 20 percent and operating profits were higher.

Internet and Networking Group
Sales increased 16 percent, and orders were 49 percent higher. The group had a smaller operating loss than a year ago.

General

Manufacturing margin in the second quarter of 1999 improved to 42 percent of sales from 39 percent a year ago. Selling, general and administrative expenses remained flat at 19 percent of sales. Excluding special charges, selling, general and administrative expenses as a percentage of sales declined to 17 percent in the second quarter of 1999 from 20 percent a year ago. This decline is primarily attributable to the Company's manufacturing consolidation, cost reduction and restructuring programs. Depreciation expense increased slightly as a percent of sales. Depreciation expense for 1999 is presently expected to be relatively unchanged for the year compared to 1998. Interest expense decreased slightly as a percent of sales. Assuming stable interest rates in 1999, interest expense is expected to be lower than a year ago in the remaining quarters and the full year of 1999. The tax rate for the second quarter was 30 percent, the same as a year ago. The Company currently expects the tax rate to remain at 30 percent for 1999.


Liquidity and Capital Resources:

Net cash provided by operations increased to $1.8 billion for the six-month period ended July 3, 1999, as compared to $267 million cash used for operations for the six-month period ended June 27, 1998. The increase in 1999 compared to 1998 was primarily due to increased earnings as well as increases in accounts payable and accrued and other liabilities.

Net cash used in investing activities was $855 million for the six-month period ended July 3, 1999 as compared to $1.5 billion for the six-month period ended June 27,1998. The decrease was primarily due to capital asset expenditures decreasing by $731 million in 1999 as compared to 1998. Approximately $400 million of this reduction occurred in semiconductor capital asset expenditures. For the full year of 1999, the Company's capital expenditures are still expected to be approximately $3.0 billion, down from $3.2 billion in 1998. Semiconductor capital expenditures are expected to be $1.4 billion in 1999 compared to $1.8 billion in 1998. In addition to the decrease in capital asset expenditures, cash was generated from the sale of the non-silicon component manufacturing business in the first quarter of 1999.

Net cash provided by financing activities was $22 million for the six-month period ended July 3, 1999 as compared to $1.5 billion in the six-month period ended June 27, 1998. The decrease in 1999 was driven primarily by the Company paying down $1.0 billion in commercial paper and short-term borrowings as compared to increasing notes payable and current portion of long term debt in the same period last year in order to finance operations. The Company was able to pay down short-term borrowings in 1999 due to improved cash flow from operations and investing activities and to $981 million in net proceeds generated from the sale of bonds and subordinated debentures.

Net debt to net debt plus equity decreased to 18 percent at July 3, 1999 from 27 percent at December 31, 1998. The Company's total domestic and non-U.S. credit facilities aggregated $4.7 billion at July 3, 1999, none of which was used but was all available to back up outstanding commercial paper which totaled $1.8 billion.

At July 3, 1999, the Company's off-balance sheet commitment to Nextel Communications, Inc. ("Nextel") for equipment financing aggregated $542 million, of which $259 million was outstanding. The Company's other off-balance sheet third party financial guarantees, excluding the Iridium LLC guarantee which is separately discussed below, aggregated $362 million, of which $314 million was outstanding. The aggregate off-balance sheet amounts represent the maximum available and may not be completely utilized.

On July 20, 1999, the Company announced that it intends to sell 2.8 million shares of Nextel common stock during the third quarter of 1999. The completion of this sale is subject to market conditions and other factors and there can be no assurances as to its completion or the amount of proceeds that will be received. The Company expects that this transaction, along with the completion of the sales of the North American antenna site business, the Semiconductor Components Group and the chip-processing facilities in Taiwan and Korea, will generate significant cash inflows in the third quarter of 1999.

The Company is an equity investor in, a creditor of, and a supplier to, Iridium LLC and its subsidiaries (collectively "Iridium"). Iridium is the first global wireless telecommunications business using a low-earth orbit satellite communications network. Commercial voice service on the Iridium system began November 1, 1998. Iridium is currently transitioning from a developmental stage company to an operating company and, accordingly, has very little operating history. This transition requires that Iridium attract a sufficient number of customers that use Iridium's services at levels that will generate enough revenue for Iridium to meet its financial obligations to a variety of parties, including the Company. Iridium has experienced significant difficulties in making this transition, including that the number of subscribers for the service and revenue generated by Iridium have been substantially below Iridium's expectations. Iridium operates in an essentially new market for wireless communications services and there can be no assurance that Iridium will be successful.

At July 3, 1999, the Company owned, directly and indirectly, approximately 18% of the equity interests in Iridium as well as Iridium bonds with a face value of approximately $157 million. The Company also holds equity investments and receivables with a book value of approximately $32 million in several Iridium gateway companies. The Company's equity investment in Iridium, as reflected in its financial statements, is zero as a result of the Company recording its share of Iridium losses. The Company recorded a special charge in the second quarter of 1999 of $126 million to write down the value of its Iridium bonds to a level which reflects the decline in value of Iridium's public high-yield debt. The Company's investment in Iridium bonds and its equity investments in several Iridium gateway companies are included in Other Assets.

Iridium is in discussions with its creditors, including the Company, regarding a financial restructuring of its indebtedness and the capitalization of Iridium. The impact on the Company of an Iridium restructuring may become clearer in the third quarter, and may necessitate an additional special charge at that time. The Company believes that it will maintain a strong balance sheet despite any additional charge in the third quarter that could arise in connection with an Iridium restructuring. The Company believes that it can absorb the negative impact of such a charge because of previously announced sales of several businesses and assets that are expected to generate significant gains and cash inflows in the third quarter.

Iridium's bank facilities are (1) an $800 million Senior Secured Credit Agreement (the "Secured Credit Agreement") and (2) a $750 million Senior Guaranteed Credit Agreement (the "Guaranteed Credit Agreement"). The Guaranteed Credit Agreement is guaranteed by the Company. As of July 3, 1999, Iridium had borrowed all of the funds available under the Guaranteed Credit Agreement. The majority of this facility is scheduled to mature on December 31, 2000 and the remainder is scheduled to mature on December 31, 2001.

The Secured Credit Agreement contains covenants that require Iridium to satisfy certain minimum revenue and customer levels as of various dates.
On March 29, 1999, Iridium announced that it would not meet its first quarter 1999 revenue and customer requirements, and that it had received a sixty-day waiver, until May 31, 1999, from the lenders under the Secured Credit Agreement. On May 13, 1999, Iridium announced that it did not expect to meet, on May 31, 1999, the first quarter 1999 revenue and customer requirements previously waived. Iridium announced on May 28, 1999, that it received a 30-day waiver, until June 30, 1999, of its revenue and customer requirements. On June 30, 1999, Iridium announced that it received a further waiver through August 11, 1999 of these requirements. However this waiver could terminate earlier if Iridium pays or asks to borrow funds to pay interest on its public debt.

The Company had also agreed under a Memorandum of Understanding to grant a guarantee of up to an additional $350 million of Iridium debt for Iridium's use, subject to certain conditions. Motorola believes such conditions have not been met. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under the Secured Credit Agreement. The lenders under the Secured Credit Agreement have recently asserted that Iridium failed to have the Company provide such guarantee as required, and that a default under the Secured Credit Agreement occurred because of such failure. The lenders have also asserted that the Company is obligated to provide them with this $300 million guarantee. The Company believes that it is not obligated to provide this $300 million guarantee to these lenders because it believes the conditions to this obligation have not been met. Iridium has also stated that it believes it is not obligated to have the Company provide this $300 million guarantee to these lenders. If Iridium and the Company are correct, then no default has occurred under the Secured Credit Agreement as a result of such failure.

The Company has also agreed to permit Iridium to defer up to $400 million of amounts owed under its operations and maintenance contracts with the Company. As of July 3, 1999, Iridium had deferred $399 million of such payments. The repayment by Iridium of these deferred payments is subordinated to repayment of Iridium's Secured Credit Agreement, as is the repayment to the Company by Iridium of any amounts the Company may pay to the lenders under its guarantees and certain other obligations owed to the Company. Apart from the deferred payments described above, approximately $95 million is owed to the Company by Iridium, as of July 3, 1999.

There can be no assurance that (1) the lenders under the Secured Credit Agreement will waive any default under that agreement or (2) such lenders will revise the revenue and customer requirements for future periods so that Iridium will remain in compliance with that agreement. If a default occurs under the Secured Credit Agreement, the lenders could accelerate Iridium's obligations under the Secured Credit Agreement and seek to foreclose on their security interests in substantially all of Iridium's assets and require certain investors in Iridium to comply with their capital call requirements. In the Company's case, this would require an additional equity investment of approximately $50 million. If this investment were required, it would be subject to the same accounting treatment as applied to the Company's prior equity investment in Iridium.

If Iridium defaults under its Secured Credit Agreement, it will also be in default under the Guaranteed Credit Agreement. If Iridium were to default under the Guaranteed Credit Agreement, the banks providing loans under the Guaranteed Credit Agreement could accelerate all the outstanding obligations under that agreement and require the Company to satisfy its guarantee obligations as to amounts previously drawn.

On July 15, 1999, Iridium announced that it would invoke, for a $90 million interest payment due that day, a 30-day grace period permitted under the indentures for its approximately $1.4 billion public high-yield debt. Iridium's failure to make that interest payment by August 15, 1999 would result in a default under the indentures relating to the public high-yield debt, the Secured Credit Agreement and the Guaranteed Credit Agreement. These defaults could result in defaults under other agreements.

The Company has several contracts with Iridium, primarily for the operation and maintenance of the global personal communications system, under which aggregate payments are scheduled to be approximately $3.2 billion. Through July 3, 1999, the Company had earned and received payments of approximately $259 million under these contracts. The Company has significant subcontracts for portions of the system, for which it will generally remain obligated even if Iridium is unable to satisfy the terms of such contracts with the Company. In addition, the Company has investments in assets related to these contracts, such as inventory, manufacturing equipment, buildings and potential obligations in connection with these contracts, the value of which the company currently estimates to be $762 million. While the Company expects to be able to use a portion of these assets in connection with other programs, the Company would still incur substantial costs in winding down operations related to the Iridium program if Iridium were to cease to perform under such agreements.

As Iridium continues its transition from a developmental stage company to an operating company, it will require significant amounts of cash to fund its operations. Iridium disclosed in its Form 10-Q for the quarter-ended March 31, 1999, that it expected that its aggregate cash requirements for 1999 would be approximately $1.65 billion. If Iridium defaults under its credit agreements its lenders may not waive such defaults. This could subject the entire amount outstanding under its credit agreements to acceleration by the lenders and pursuit of other remedies, including enforcement of security interests in substantially all of the assets of Iridium. This could result in Iridium's bankruptcy. If Iridium is not able to repay amounts due to lenders under facilities guaranteed by the Company, the Company would be required to pay such guaranteed amounts. Finally, if such events occur, Iridium would likely not be able to repay in full the Company amounts theretofore deferred under its various contracts with the Company and might be unable to pay amounts becoming due under such contracts in the future.

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

The loss of the value of its investment in Iridium and Iridium gateway companies, any default by Iridium under its credit agreements and debt instruments which results in the acceleration of Iridium debt or the Company having to perform under its Iridium guarantee obligations, the failure of Iridium to make contractual payments to the Company and other costs or liability related to the Company's relationship with Iridium, collectively, would have a material negative impact on the Company's consolidated financial position and results of operations.

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

Almost all of the Company's non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets are hedged. The Company uses forward contracts and options to hedge these currency exposures. A portion of the Company's exposure is to currencies which are not traded on open markets, such as those in Latin America, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and other means, such as component sourcing.

At July 3, 1999 and June 27, 1998, the Company had net outstanding foreign exchange contracts totaling $2.0 billion. The following table shows, in millions, the five largest foreign exchange hedge positions at July 3, 1999 and the corresponding positions at June 27, 1998:

                       July 3,           June 27,
Buy (Sell)               1999               1998
------------------------------------------------
Japanese Yen             (775)              (569)
Euro                     (584)              (611)
Chinese Renminbi         (180)               (45)
Australian Dollar        (124)               (37)
Korean Won                (85)               ---

At July 3, 1999 and June 27, 1998, outstanding foreign exchange contracts primarily consisted of short-term forward contracts. Net deferred gains at July 3, 1999, and at June 27, 1998, on these forward contracts which hedge designated firm commitments were not material.

In June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on its $500 million 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR based variable rate payments in order to match the funding with its underlying assets. Except for these interest rate swaps, as of the end of the reporting period, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not have any derivatives to hedge the value of its equity investments in affiliated companies.

The Company's research and development expenditures in the second quarter of 1999 were $811 million compared to $722 million a year ago. The Company continues to believe that a strong commitment to research and development drives long-term growth. Research and development expenditures are expected to increase as a percentage of sales in 1999 versus 1998.

Return on average invested capital, based on the performance of the four preceding quarters ending with July 3, 1999, was 3.6 percent, compared with negative 3.8 percent based on the performance of the four preceding quarters ending June 27, 1998. The Company's current ratio was 1.40 at July 3, 1999, compared to 1.18 at December 31, 1998.

Year 2000:
---------

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

The Company's Readiness

All of the Company's sectors and groups have completed Phases 1-4, all but one of the groups also have substantially completed Phase 5 and all but two of the Company's groups also have substantially completed Phase 6. All of the Company's sectors and groups are expected to complete the Six-Phase Program by the end of the third quarter of 1999. The work being completed in 1999 is being separately monitored and tracked with appropriate target completion dates.

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

Year 2000 Costs

Motorola estimates that the expected total aggregate costs for its Year 2000 activities from 1997 through 2000 will be in the range of $250 million to $300 million. These costs do not include estimates for potential litigation. Approximately $135 million of the total estimated costs relate to internal resources. Total costs incurred through July 3, 1999 were approximately $180 million, of which approximately $105 million were for external costs. Of the remaining costs, the majority relate to installation of software upgrades of certain infrastructure equipment, installing software upgrades to internal semiconductor manufacturing equipment and assessing the Company's critical suppliers. The Company does not believe the cost of addressing Year 2000 issues will have a material adverse effect on the Company's consolidated results of operations, liquidity or capital resources.

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

Personal Communications Segment

The Personal Communications Segment includes both the Personal
Communications Sector (PCS) and the iDENr subscriber business. PCS, which designs, develops, manufactures and sells Motorola cellular telephones, paging subscriber products, and paging infrastructure equipment has completed its Year 2000 product review.

All Motorola wireless telephones, cordless phones and accessories ever placed on the market by Motorola either: (i) do not contain internal date storage, processing, or display capabilities and thus are not impacted by the Year 2000 date change; or (ii) contain internal date storage, processing, or display capabilities that are Year 2000 Ready. In addition, PCS has systems in place to ensure that future telephones and accessories sold by the Company will be Year 2000 Ready.

Paging products currently being shipped are Year 2000 Ready. The paging business has identified customer system upgrades required to enable certain infrastructure equipment in Asia to be Year 2000 Ready. [These upgrades are scheduled to be complete by August 1999.] Paging has posted on its website and sent in printed form to inquiring customers lists of all its products that have no internal calendars or clocks and are not materially impacted by the Year 2000, all products that have such clocks and calendars and are Year 2000 Ready, and a third group of products that have reached the end of their supported life and, therefore, have not been tested for Year 2000 Readiness. Certain infrastructure products that require an upgrade to be Year 2000 Ready have been listed on the website.

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

The cellular infrastructure business designs and develops, manufactures, installs and services wireless infrastructure equipment for cellular and personal communications networks. Certain cellular infrastructure products operate with date sensitivity. The business has developed appropriate hardware modifications and new versions of software to address the Year 2000 issue. The business has made upgrades (i.e., hardware modifications and/or new software versions, as appropriate) available to most of its operator customers. The business sells systems throughout the world and trained technicians are in the process of installing these upgrades.

The cellular infrastructure business has communicated to customers and company customer contacts "work-arounds" for certain systems that will not be upgraded. A "work-around" gives the operator necessary procedures to keep the system operating on and after January 1, 2000. If a customer does not follow the recommended procedures it is likely that the system will not recognize certain dates properly, affecting the accuracy of certain data. The business has concluded that some of its systems are too old to either upgrade or provide a work-around for Year 2000 issues. It has notified customers with outdated systems. Additionally, a website provides Year 2000 information on certain discontinued products. Some customers of discontinued products have been notified that their system will not work and information has been provided on needed upgrades and/or replacements. The business has sent out second notices and has asked for confirmations back from these customers.

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

The satellite business designs, develops, manufactures, integrates, deploys, operates and maintains space-based telecommunication systems and related ground system components. At present, the business consists of one operating system known as the Iridiumr System. This system contains date-sensitive functions. The business has made all necessary hardware and/or software upgrades available to customers by July 1, 1999. The business anticipates that it will need to supply technicians to install any such upgrades, and does not presently anticipate any difficulty in meeting any potential installation needs.

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

Some iDENr infrastructure products operate with date sensitivity. The iDEN system became Year 2000 Ready when a new system release was completed on
June 30, 1999.   While the business expects to deploy this release in a
timely matter, it will confront the same resource and installation issues facing the Company's infrastructure businesses.

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

Management believes that the most reasonably likely worst case scenario involving its business is the failure of a public safety system on January 1, 2000 (or thereafter). As a result, the two-way radio business could potentially be sued as the supplier of those systems. Management believes that its efforts to identify the customers of these systems and provide software solutions or "work arounds" should reduce these risks.
SSG has conducted a comprehensive review of all products and systems sold under contracts and purchase orders executed since January 1, 1990. Through that process it has been determined that relatively few of SSG's products or systems contain date-sensitive functions that are expected to be adversely affected by the Year 2000 issue. SSG is addressing each of the few products or systems affected in one of four ways. First, SSG has developed, or is in the process of developing, fixes for some of the Year 2000 issues discovered and is offering those fixes to its customers. Second, in some cases, SSG is working directly with customers who have funded specific testing and corrective actions to products or systems they purchased or are purchasing under contracts with SSG. Some of these customer-funded fixes are not expected to be complete until the middle of 1999. Third, "work-arounds" have been communicated to certain customers when a more elaborate fix is not necessary for them to keep their products or systems operating on and after January 1, 2000. Finally, SSG has concluded that some of its products and systems are too old to either fix or provide a work-around for Year 2000 Readiness. SSG has notified (or made reasonable efforts to notify) customers of those products or systems for which fixes or work-arounds will not be available.

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

IESS has completed formal assessment of "Year 2000 Readiness" of its products manufactured within the last eight years and its manufacturing facilities. Other than embedded board and system products, and Global Positioning System receivers, these products do not contain date-sensitive functions, excluding customer provided software incorporated in such products, for which IESS does not have sufficient information in most cases to conduct an evaluation of whether such functions are included. Motorola has advised its customers that responsibility for evaluating this software is that of the customer. The sector is substantially complete with the Six-Phase Program. The remaining projects relate to a few internal systems and pieces of manufacturing equipment that the sector is working to ensure that will be ready.

In the case of Global Positioning System receivers, engineering analysis is complete on the most current version, and the products are Year 2000 Ready. The operation of such receivers is dependent on the proper functioning of the Global Positioning satellite system maintained and operated by the Federal government, and is outside of the control of Motorola. There is a second date-related issue for these products, relating to the "1024 weeks" method of date calculation used in the satellites, which will potentially impact the GPS in August 1999. The products are believed to be Year 2000 Ready based on completed engineering evaluation and simulator testing on all but some older products. Simulator testing of older products will be undertaken when representative samples are identified.

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

Euro Conversion:
---------------

For disclosure regarding the impact to the Company from the introduction of the euro, see the information contained under the caption "Euro Conversion" on pages F-13 and F-14 of the Company's Proxy Statement for its 1999 annual meeting of stockholders.

Outlook:
-------

The Company expects improving economic conditions throughout much of the world, led by Asia and Europe. In addition, the successful results of the Company's manufacturing consolidation, cost reduction and restructuring programs have set the stage for improved long-term growth.

During the first half of 1999, the Company has entered into significant alliances and partnerships that are expected to enhance its ability to provide end-to-end solutions for its customers. While these relationships are not yet benefiting its financial results, they give the Company the opportunity to create new markets and gain leadership in providing integrated communications solutions and embedded electronics solutions, the Company's two major focuses.

The Company is also committed to invest heavily in a future where wireless Internet technology will change the way the world communicates, and where embedded electronics create new possibilities for people everywhere.

Business Risks:
--------------

Statements concerning the Company's expectations about the Company's renewal plan, the completion of the SpectraPoint Wireless transaction, the outcome, timing and impact of certain pending business and asset sales, the outcome and impact of events related to Iridium LLC, Motorola's 1999 depreciation expense, interest expense, tax rate, capital expenditures and research and development expenditures, and the statements in "Review and Outlook" are forward-looking and involve risks and uncertainties. The Company wishes to caution the reader that the factors below and those in the Company's 1999 Proxy Statement on pages F-15 through F-18, in its 10-Q for the period ending April 3, 1999 and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the ability of Motorola to complete its renewal plan in a timely manner and the continued success of those efforts; (ii)continued improvement in the semiconductor industry and the company's participation in that improvement; (iii) continued gains in the digital wireless telephone market and market acceptance of new products; (iv) continued improving economic conditions throughout much of the world, particularly Asia; (v) the conclusion of pending sales of businesses and assets which are subject to conditions, many of which are out of the Company's control; (vi) the outcome of Iridium LLC's refinancing efforts and the impact on the Company, including the Company's investment in Iridium LLC and the Iridiumr project, its contracts related to the Iridium project and its satellite business; (vii) pricing pressures and demand for the Company's products especially in light of the current economic conditions in parts of Asia, Latin America and other emerging markets; (viii) the success of alliances and agreements with other companies to develop new products and services; (ix) product and technology development and commercialization risks, including for newer digital products and Iridium products and services; and (x) unanticipated impact of Year 2000 issues, particularly the failure of products or services of major suppliers to function properly in the Year 2000 and reduced purchases by customers because of the adverse impact of Year 2000 issues on their businesses.

Iridiumr is a registered trademark and service mark of Iridium LLC.



                       Part II - Other Information

Item 1 - Legal Proceedings.
--------------------------

Motorola is currently a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. A trial is scheduled to begin in February 2000 involving the Scottsdale property damage subclass in Baker, et al., v. Motorola, et al.

Motorola and several of its directors and officers are named defendants in Kaufman, et al., v Motorola, et al., a consolidated class action for alleged securities law violations. The Kaufman case has been scheduled to begin trial in October 1999.

Motorola has been named as one of several defendants in a number of nearly identical putative class action securities lawsuits arising out of alleged material misrepresentations or omissions regarding difficulties in the satellite communications business of Iridium World Communications, LTD, Iridium LLC and Iridium Operating LLC: Freeland v. Iridium World Communications, LTD, et al., Yong v. Iridium World Communications, LTD, et al., Kleinman v. Iridium World Communications, LTD, et al., Marshall v. Iridium World Communications, LTD, et al., Ackerman v. Iridium World Communications, LTD, et al., Hargrove v. Iridium World Communications, LTD, et al., Turner v. Iridium World Communications, LTD, et al.,Astiazaran v. Iridium World Communications, LTD, et al., Coyle v. Iridium World Communications, LTD, et al., Demopoulos v. Iridium World Communications, LTD, et al., Evans v. Iridium World Communications, LTD, et al., Ginechese
v. Iridium World Communications, LTD, et al., Hammerschmidt v. Iridium World Communications, LTD, et al., Hoyt v. Iridium World Communications, LTD, et al., Mace v. Iridium World Communications, LTD, et al., Mandelbaum
v. Iridium World Communications, LTD, et al., Maytorena v. Iridium World Communications, LTD, et al., Phiel v. Iridium World Communications, LTD, et al., Strougo v. Iridium World Communications, LTD, et al., and Garvin v. Iridium World Communications, LTD, et al., all filed in the US District Court for the District of Columbia. The alleged classes consist of purchasers of Iridium securities during the period from July 14, 1998 to May 13, 1999. A motion to consolidate the cases is currently pending.

See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1998 and Item 1 of Part II of the Company's Form 10-Q for the period ended April 3, 1999 for additional disclosures regarding pending matters. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2 - Changes in Securities and Use of Proceeds.
--------------------------------------------------

Not applicable.

Item 3 - Defaults Upon Senior Securities.
----------------------------------------

Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders.
----------------------------------------------------------

Not applicable.

Item 5 - Other Information.
--------------------------

On June 21, 1999, the Company's finance subsidiary sold an aggregate face principal amount at maturity of $500 million of 6.75% Guaranteed Bonds due June 21, 2004, to non-U.S. persons. The Bonds were sold outside of the United States in reliance on Regulation S under the Securities Act of 1933, as amended. The net proceeds to the finance subsidiary from the issuance and sale of the bonds were $497 million and were used to reduce its short-term indebtedness.

Item 6 - Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) Exhibits
--------

27 Financial Data Schedule (filed only electronically with the SEC).

(b) Reports on Form 8-K
-------------------

No reports on form 8-K were filed during the second quarter of 1999.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTOROLA, INC.
                                  (Registrant)


Date:  August 2, 1999              By: /s/ Anthony Knapp
---------------------              ---------------------
                                   Anthony Knapp
                                   Corporate Vice President and Controller
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of the Registrant)



                                  EXHIBIT INDEX

Number     Description of Exhibits
------     -----------------------

27         Financial Data Schedule (filed only electronically with the SEC)


	9