Form 10-K/A
period 1998-12-31
MOTOROLA INC
filed 1999-10-28
CIK 68505

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                            ------------------------

                              AMENDMENT NO. 1 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                                (847) 576-5000
                       (Registrant's telephone number)

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

================================================================================

                             LIST OF ITEMS AMENDED
                             ---------------------

Item                                                                        Page
----                                                                        ----
                                    PART II

7.  Management's Discussion and Analysis of financial Condition and Results of Operations financial Review.................................1

8.  Financial Statements and Supplementary Data...............................32

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........66

    Signatures................................................................68


                               TEXT OF AMENDMENTS
                               ------------------

Explanatory Note:

     Items 7 and 8 listed above are each hereby amended by deleting the Item in its entirety and replacing it with the corresponding Item attached hereto and filed herewith. Item 14 listed above is hereby amended by replacing the specified portions indicated herein.

     The purpose of this amendment is to make certain changes to Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7) ("MD&A") and to the notes to the financial statements included in Financial Statements and Supplementary Data (Item 8), that were incorporated by reference into Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 that was originally filed on March 22, 1999 (the "Original Filing").

     We are filing this amended Annual Report on Form 10-K/A in response to comments received from the Securities and Exchange Commission (the "SEC"). As requested by the SEC, we have provided additional disclosure in the MD&A and in the notes to the financial statements. This report continues to speak as of the date of the Original Filing and we have not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

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

                                    PART II

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

MOTOROLA, INC.

1998 COMPARED TO 1997

     Sales decreased 1% to $29.4 billion from $29.8 billion in 1997. Geographic market sales, measured by the locale of the end customer, as a percent of total Motorola sales increased from 1997 to 1998 in Europe from 19% to 21%, in Latin America from 7% to 8% and in Japan from 6% to 7%. Geographic market sales declined from 1997 to 1998 in the U.S. from 42% to 41%, in China from 11% to 10% and in Asia, excluding Japan and China, from 9% to 7%. Geographic market sales remained constant in 1997 and 1998 in other markets at 6%.

     The Company had an operating loss before tax in 1998 of $1.4 billion, compared to an operating profit before tax in 1997 of $1.8 billion. The net loss in 1998 was $962 million, or $1.61 per common share, compared with net income of $1.18 billion in 1997, or $1.94 per common share. Net margin on sales was negative 3.3%, compared with positive 4.0% during 1997. The 1998 earnings included net special charges of $1.9 billion before tax, equivalent to $2.19 per share after tax, resulting primarily from manufacturing consolidation, cost reduction and restructuring programs. These programs are discussed below. The 1997 earnings included net special charges of $306 million before tax, equivalent to 32 cents per share after tax, resulting from restructuring charges relating to decisions to exit several unprofitable businesses that no longer had long-term strategic value to the Company and other charges of $72 million offset by income of $93 million from the sale of investments and favorable settlement of patent claims. These other items are included in selling, general and administrative expenses, in the consolidated statements of operations. Those businesses exited in 1997 included dynamic random access memory (DRAM) semiconductors, MacOS(R) compatible computer systems and retail analog modems. Included in net special charges of $306 million are:

          Restructuring and other charges...................... $327
          Income from sale of investments......................  (59)
          Income from favorable settlement of patent claims....  (34)
          Impairment on joint venture investments..............   31
          Other charges........................................   41
                                                                ----
          Net special charges.................................. $306
                                                                ====

     Excluding special charges, earnings for all of 1998 were $347 million, or 58 cents per share after tax, compared with $1.4 billion, or $2.26 per share after tax in 1997. This decline in earnings is attributable to increases in the percentage of sales represented by (i) manufacturing and other costs of sales,
(ii) selling, general and administrative expenses and (iii) net interest expense. The main businesses contributing to this decrease in earnings were the semiconductor products, cellular subscriber equipment and messaging system products businesses. To address these cost pressures, in the second quarter of 1998 the Company established comprehensive restructuring programs and recorded a pre-tax charge of $1.98 billion (the "1998 Program") to cover restructuring costs of $1.275 billion and asset impairments and other charges of $705 million in connection with these programs.

     Manufacturing cost reduction efforts include reducing the number of employees, consolidating manufacturing operations and selling underutilized manufacturing capacity. Selling, general and administrative cost reduction efforts include reducing the number of employees and divesting non-strategic, poorly performing businesses. The Company's goal is to reduce interest expense and improve cash flows by reducing payroll and other operating expenses and by generating cash from the sale of businesses and facilities. By the middle of 1999, the Company expects to achieve a level of profit improvement from these programs equivalent to an annualized rate of $1.0 billion.

The 1998 Program.
-----------------

     This table summarizes the initial restructuring charges, reclassifications and amounts used in connection with the 1998 Program through December 31, 1998.

                                                 Second                                                                Accruals at
                                              Quarter 1998         Reclassifi-       Initial Charges    Amounts          Dec 31,
                                            Initial Charges          cations           As Adjusted        Used            1998
---------------------------------------------------------------------------------------------------------------------------------
Consolidation of manufacturing
  Operations                                      $  361               $ (35)             $  326        $  (171)            $ 155
Business exits                                       453                (162)                291           (154)              137
Employee separations                                 461                 197                 658           (471)              187
                                                  ------               -----              ------        -------             -----
  Total restructuring                             $1,275               $  --              $1,275        $  (796)            $ 479
                                                  ------               -----              ------        -------             -----
Asset impairments and other
  Charges                                            705                  --                 705           (544)              161
---------------------------------------------------------------------------------------------------------------------------------
  Totals                                          $1,980               $  --              $1,980        $(1,340)            $ 640
---------------------------------------------------------------------------------------------------------------------------------

     Amounts in the Reclassifications column represent the reallocation of accruals between restructuring categories and not increases in the initial charges. These reallocations were due to the sale of, rather than the planned closure of, two of the Company's businesses and the reclassification of employee severance costs originally accrued for in the consolidation of manufacturing operations and business exits. These reallocations were also offset by higher than anticipated severance costs from special voluntary termination benefits.

     In connection with its review of the continued propriety of the Company's restructuring accrual, management determined that certain amounts previously accrued for consolidation of manufacturing operations and business exits were no longer necessary given the revisions to the timing and nature of disposal for those operations. Management also had additional information in the fourth quarter of 1998 related to the acceptance of special voluntary termination benefits. Recognizing that additional accruals were necessary to reflect the special voluntary termination benefits and that based upon the requirement under Statement of Financial Accounting Standards (SFAS) No. 88 to accrue for these benefits upon acceptance by the employees, management reclassified $142 million of accruals from the consolidation of manufacturing operations and business exits portion of the restructuring accrual to the employee separations portion in the fourth quarter of 1998. In addition, management reclassified $55 million of employee severance costs originally accrued for in the consolidation of manufacturing operations and business exits to employee separations in the fourth quarter of 1998.

     Consolidation of Manufacturing Operations. These costs relate to the closing of production and distribution facilities and sale or disposition of machinery and equipment that was no longer needed and, in some cases, scrapping of excess assets that had no net realizable value. The buildings associated with these production facilities, in many cases, were sold to outside parties. Severance costs incurred for terminating employees at these production facilities were also originally included in the consolidation of manufacturing operations line item but were subsequently reclassified to the employee separations line item. Also included in this restructuring category were costs related to shutting down or reducing the capacity of certain production lines. In most cases, older facilities with older technologies or non-strategic products were closed. Machinery and equipment write downs related to equipment that would no longer be utilized comprised the majority of these costs.

     The consolidation of manufacturing operations was primarily focused in the Semiconductor Products (SPS) and Messaging, Information and Media Products segments. Semiconductor facilities in North Carolina, California, Arizona and the Philippines are being closed as planned. SPS is consolidating its production facilities into fewer integrated factories to achieve economies of scale and improved efficiencies and to capitalize on newer technologies that should reduce operating costs. As a result of excess global manufacturing capacity, the paging facility in Vega Baja, Puerto Rico was closed, and paging facilities in Singapore were realigned. Approximately $122 million was used for these consolidation activities. Both segments are continuing to execute their plans to consolidate and streamline their worldwide manufacturing operations. The remaining $155 million accrual, included in accrued liabilities in the consolidated balance sheets, at December 31, 1998, for this category principally represents the finalization of the plant closings in North Carolina, California, Arizona and the Philippines in the Semiconductor Products segment and the consolidation of operations in Northern Illinois, Massachusetts and Canada in the Company's communications businesses. The Company anticipates these actions to be complete by the end of 1999.

     Business Exits. These costs include costs associated with shutting down businesses that did not fit with the new strategy of the Company. In many cases, these businesses used older technologies that produced non-strategic products. The long-term growth and margins associated with these businesses were not in line with the Company's expectations given the level of investment and returns. Included in these business exit costs were the costs of terminating technology agreements, selling or liquidating interests in joint ventures and severance costs. Severance costs were subsequently reclassified to the employee separations line item. Similar to consolidation of manufacturing operations, the charges in this restructuring category did not include any costs related to the abandonment or sub-lease of facilities, moving expenses, inventory disposals or write downs, or litigation or environmental obligations.

     Business exit costs were primarily incurred in the Integrated Electronic Systems sector (formerly the Automotive, Component, Computer and Energy Sector). During the third quarter of 1998, the Integrated Electronic Systems Sector
(IESS) sold its printed circuit board business. The Sector also sold its non-silicon component manufacturing business to CTS Corp in the first quarter of 1999. The loss of operating income from these exited businesses is not significant to IESS' or the Company's results of operations.

     The remaining $137 million accrual, included in accrued liabilities in the consolidated balance sheets, at December 31, 1998, for this restructuring category primarily relates to the Company's contract requirements and contingencies from the sale of the printed circuit board business and the disposal of the non-silicon component manufacturing business, the finalization of remaining activities in the Semiconductor Products segment and the planned exits from several small paging and multimedia businesses of the Messaging, Information and Media segment. The Company anticipates these actions to be complete by the end of 1999.

     Employee Separations. These costs represent the costs of involuntary severance benefits for the 20,000 positions identified as subject to severance under the restructuring plan. Employee separation costs of $55 million were also initially included in the consolidation of manufacturing operations and business exits line items. These costs were subsequently reclassified to the employee separations line item in the fourth quarter of 1998. Management also had additional information in the fourth quarter of 1998 related to the acceptance of special voluntary termination benefits. Recognizing that additional accruals were necessary to reflect the special voluntary termination benefits and that based upon the requirement under Statement of Financial Accounting Standards
(SFAS) No. 88 to accrue for these benefits upon acceptance by the employees, management reclassified $142 million of accruals from the consolidation of manufacturing operations and business exits portion of the restructuring accrual to the severance portion in the fourth quarter of 1998. The special voluntary termination program expired at the end of the fourth quarter of 1998, although severance payments related to this program were not completed at that time.

     As of December 31, 1998, approximately 13,800 employees have separated from the Company through a combination of voluntary and involuntary severance programs. Of the 13,800 separated employees, approximately 8,200 were direct employees, and 5,600 were indirect employees. Direct employees are primarily non-supervisory production employees, and indirect employees are primarily non-production employees and production managers. Completion of the sale of the non-silicon component manufacturing business to CTS Corp. in the first quarter of 1999 further reduced the Company's employee population by approximately 4,500 people. The Company continues to make payments under the severance programs and expects these payments to be completed by the end of the fourth quarter of 1999. The remaining $187 million accrual, included in accrued liabilities in the consolidated balance sheets, at December 31, 1998 represents severance payments for 6,200 positions related to the disposal of the non-silicon component manufacturing business, the completion of severance payments in the cellular and paging businesses in Illinois, Florida and Texas, and the completion of severance payments in Japan, Asia, the U.K. and Arizona in the semiconductor products business.

     Asset Impairments and Other Charges. As a result of current and projected business conditions, the Company wrote down operating assets that became impaired. All impaired asset write downs have been reflected as contra-assets in the consolidated balance sheets at December 31, 1998. This action reduced the carrying value of the related asset balances by $380 million. The majority of the assets written down were primarily used manufacturing equipment and machinery. Other assets written down were buildings and joint venture investments. The amount of the impairment charge for the assets written down was based upon an estimate of the future cash flows expected from the use of the assets, as well as upon their eventual disposition. Building write downs were based on marketability factors of the building in the particular location. The amount of the write down assigned to joint venture investments and intangibles was $75 million. Valuations for joint venture investments and intangibles were based on prevailing market conditions and the Company's new strategic direction. The intangibles were patents, communication frequencies and licenses, and goodwill related to the Messaging, Information and Media Products segment. The Company's remaining basis in these joint venture investments and intangibles at December 31, 1998, was $8 million. The Company continues to evaluate its joint venture investments and related intangibles on an ongoing basis.

     The segments primarily impacted by these asset write downs were Semiconductor Products, Messaging, Information and Media Products and Cellular Products. Assets held for use, which aggregated $51 million at December 31, 1998 continue to be depreciated based on an evaluation of their remaining useful lives and their ultimate values upon disposition. There are no assets held for sale at December 31, 1998 nor were any impaired assets disposed of prior to that date.

     The other charges of $325 million are not restructuring charges but are other costs primarily comprised of contract termination costs, losses on cellular infrastructure contracts, and an in-process research and development write-off of $42 million related to the NetSpeak transaction that occurred in the second quarter of 1998. The remaining $161 million accrual, included in accrued liabilities in the consolidated balance sheets, at December 31, 1998 represents the remainder of losses on cellular infrastructure contracts and contract termination costs and has not been offset against any relevant impaired assets because these amounts do not relate to impaired assets, but relate to the other charges component of this line item.

  The 1997 Programs

     During 1997, the Company recorded various restructuring charges for the purpose of redirecting resources from businesses which had not met strategic and profitability objectives. The related charges totalled $327 million. The following table displays a rollforward of the accruals established by business exited:


                                                                                                                  Accruals
                                          1997                             Accruals                                  at
                                         Initial    Adjust-     Amounts   at Dec. 31,     Adjust-      Amounts    Dec. 31,
                                         charges     ments       Used        1997         ments        Used         1998
---------------------------------------------------------------------------------------------------------------------------------
Q2 1997:    Semiconductor
            Products Segment
            Exit from DRAM market           $170      $(9)       $(131)       $ 30          $(12)       $ (10)       $ 8
---------------------------------------------------------------------------------------------------------------------------------
Q3 1997:    Other Products
            Segment
            Exit from MacOS-
            compatible computer
            systems business                  95        -          (28)         67           (10)         (42)        15
---------------------------------------------------------------------------------------------------------------------------------
Q4 1997:    Messaging,
            Information and
            Media Segment
            Exit from retail analog
            modem business                    62        -            -          62             -            (59)       3
---------------------------------------------------------------------------------------------------------------------------------
Grand Total                                 $327      $(9)       $(159)       $159          $(22)         $(111)     $26
=================================================================================================================================

     In the second quarter of 1997, the Company's Semiconductor Products Segment announced its decision to phase out its participation in the dynamic random access memory (DRAM) market. The decision to exit this business was made primarily because the business did not meet strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $170 million charge to write off technology development costs and to provide for the write down of manufacturing equipment which could not be retrofitted for other production. In the fourth quarter of 1997 and in the first quarter of 1998, the segment sold some of this manufacturing equipment to its joint venture partner and thus reversed into income $9 million and $12 million, respectively, of accruals no longer needed. The amounts used in 1997 reflect write-offs. The amounts used in 1998 reflect $3 million in cash payments for exit fees and $7 million in write-offs. The remaining $8 million accrual at December 31, 1998 is expected to be used by the end of the first quarter of 1999.

     In the third quarter of 1997, the Company announced its decision to exit the MacOS/R/-compatible computer systems business, a business included in the Other Products Segment. This decision was made in response to a decision by Apple Computer to limit the introduction of its new technology and phase out future licenses, rather than to generate significant future cost savings. As a result of this decision, the Company incurred a $95 million charge primarily for the write down of inventory and the cost of terminating contractual commitments. In the second quarter of 1998, the exposures on these contractual commitments were less than anticipated, thus resulting in the reversal into income of $10 million. The amounts used in 1997 reflect $3 million in employee severance payments and $25 million in write-offs. The amounts used in 1998 reflect $3 million in employee severance payments and $39 million in write-offs. The remaining $15 million accrual at December 31, 1998 relates to these contractual commitments and may extend past the 1999 year end.

     In the fourth quarter of 1997, the Company's Messaging, Information and Media Segment announced its decision to exit the retail analog modem business based in Huntsville, AL. The decision was made primarily because the business was not meeting the Company's strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $62 million charge for the write down of inventory and fixed assets, severance costs and certain other costs relating to the realignment process. The amounts used in 1998 reflect $37 million in employee severance payments and $22 million in write-offs. The remaining $3 million accrual at December 31, 1998, is expected to be used by the end of the first quarter of 1999.

     The results of operations of each of these exited businesses were not material to the Company's consolidated financial statements.

     A discussion of the Company's restructuring and other charges is also detailed in Note 11 to the Consolidated Financial Statements and Notes in this Proxy Statement.

     Motorola's selling, general and administrative expenses were $5.5 billion, or 18.7% of sales, in 1998 compared to $5.2 billion, or 17.4% of sales, in 1997. These expenses were adversely impacted by higher losses related to Motorola's investment in Iridium LLC and certain semiconductor joint ventures. The increase was despite significantly lower incentive compensation payments in 1998.

     Depreciation expense was $2.2 billion in 1998 compared with $2.3 billion in 1997. During 1999, depreciation expense is expected to be relatively unchanged.

     The effective tax rate for 1998 was 30% compared to a 35% rate in 1997 and 1996. The Company currently expects the same tax rate in 1999 as in 1998.

MOTOROLA, INC.

1997 COMPARED WITH 1996

     Sales increased 7% to $29.8 billion from $28.0 billion in 1996. Geographic market sales, measured by the locale of the end customer, as a percent of total Motorola sales remained constant in 1997 versus 1996 in the U.S., Europe, China and other markets at 42%, 19%, 11% and 6%, respectively. Geographic market sales increased from 1996 to 1997 in Latin America from 5% to 7%. Geographic market sales declined from 1996 to 1997 in Japan from 7% to 6% and in Asia, excluding China and Japan from 10% to 9%.

     Net earnings in 1997 were $1.18 billion, or $1.94 per common share, compared with $1.15 billion in 1996, or $1.90 per common share. Net margin on sales was 4.0%, compared with 4.1% during 1996. The 1997 earnings included net special charges of $306 million before tax, equivalent to 32 cents per share after tax, resulting primarily from restructuring decisions to exit several unprofitable businesses that no longer had long-term strategic value to the Company, primarily the Semiconductor Products segment's DRAM business. Net special charges in 1996 totaled $136 million before tax, equivalent to 15 cents per share after tax. Excluding the net special charges in both years, 1997 earnings would have been $1.4 billion, or $2.26 per share, compared with $1.2 billion, or $2.05 per share in 1996. The main factor contributing to the 1997 increase in earnings, excluding the net special charges, was the recovery of the Semiconductor Products segment from the industry-wide recession of 1996. Other contributors were the growth in sales and profits of the Cellular Products and Land Mobile Products segments.

     Motorola's selling, general and administrative expenses were $5.2 billion, or 17.4% of sales, in 1997 compared to $4.7 billion, or 16.9% of sales, in 1996. The increase resulted from higher than normal operating expenses, and higher incentive compensation payments to the general employee population.

MOTOROLA, INC. SEGMENTS

     The following commentary should be read in conjunction with the 1998 financial results of each reporting segment as detailed in Note 9, "Information by Segment and Geographic Region" of the Consolidated Financial Statements and Notes in this Form 10-K/A.

CELLULAR PRODUCTS


Years ended December 31,               1998           1997           1996
---------------------------------------------------------------------------
                                                 (in Millions)
Orders                               $12,485        $12,474        $11,506
  % change                                --              8%
Segment sales                        $12,483        $11,934        $10,804
  % change                                 5%            10%
Operating profit (loss) before tax   $   482        $ 1,283        $ 1,162
  % change                               (62)%           10%
Restructuring and other charges      $   380             --             --
---------------------------------------------------------------------------

  The Cellular Products segment primarily designs, manufactures, sells, installs, and services cellular telephone subscriber units and cellular infrastructure equipment.

  In 1998, segment sales increased 5% to $12.5 billion. Increases in Cellular Infrastructure Group sales were slightly offset by decreases in Cellular Subscriber Sector sales. Segment geographic sales increased in Europe and Asia and decreased in the Americas. In 1998, segment orders were unchanged. Increased orders in the Cellular Subscriber Sector were offset by decreased orders in the Cellular Infrastructure Group. Segment geographic orders increased in Europe and decreased in Asia and the Americas. In 1998, digital sales accounted for 76% of equipment sales versus 59% for 1997. Sales of CDMA phones and infrastructure equipment increased very significantly for the full year. Analog sales were significantly lower for the full year. Operating profits were lower for the overall Cellular Products segment due to competitive pressures and late product entry in certain digital technologies within the cellular telephone market, as well as charges to cover restructuring costs, asset impairments and other charges associated with Motorola's 1998 restructuring programs.

  Cellular Subscriber Sector (CSS) sales declined and orders increased. Sales increased in all geographic regions except the Americas, where they declined. Orders increased in Europe and Asia, while they declined in the Americas. Demand for digital products grew very significantly, while demand for analog products declined significantly.

  The Company believes CSS's share of the overall wireless telephone market declined in 1998 as a result of: the continuing technology shift from analog products, where the Company has a higher relative market share, to digital products, where the Company has a lower relative market share; increasing competition in the digital product market; and delays in the Company's introduction of some digital products. The Company introduced several new digital products in 1998 that increased its share in some digital technologies, but this was not enough to offset losses associated with the rapid transition to digital technology that occurred in 1998, particularly in the Americas region. Since most of the new digital product introductions occurred in the second half of the year, the Company's market share in the second half of the year was higher than for the year as a whole and was at its highest in the fourth quarter. In 1999, the Company expects continued market share gains from its expanding portfolio of digital cellular telephones, although this could be more than offset by the continuing market shift away from analog products and in total result in a market share decline.

  CSS introduced a variety of new and innovative digital communications products. Early in the year, the sector announced the StarTAC(R) 130 GSM (Global System for Mobile Communications) phone, the world's smallest and lightest digital phone, the cd900 family of dual-band GSM phones with advanced functions for business users, and the cd160 dual-band GSM phone aimed at first-time users and the general consumer market. The sector also announced the D520 GSM digital mobile phone, which offers superb battery performance and a variety of colors. CSS also announced an integrated smart card GSM digital cellular phone which is expected to pave the way for an impressive new range of consumer services including mobile automated teller machine, remote ticketing, and pay-as-you-use telephony.

     During the fourth quarter, CSS began shipping a broader array of new digital phones, including the new digital StarTAC phones for CDMA (Code Division Multiple Access) and TDMA (Time Division Multiple Access). The analog version of the new V series phone, weighing 2.7 ounces, began shipping in November, with the dual-band digital GSM version shipping in December. The sector also announced the commercial availability of a new entry-level dual-mode CDMA phone, and signed several significant contracts with carriers for digital StarTAC phones for use in the Americas.

     The Satellite Series/TM/ 9500 portable phone, designed for use on the Iridium(R) global personal communications system, began initial shipments in September, with volume shipments occurring in the fourth quarter.

     Cellular Infrastructure Group (CIG) sales were higher, while orders declined. Sales were higher in the Americas, Europe, and Asia. Orders were higher in Europe and the Americas, but were lower in Asia.

     The Company believes CIG's share of the cellular infrastructure equipment market declined in 1998, resulting from increasing competition in the digital equipment market and the Company's decision not to develop U.S. TDMA infrastructure equipment. CIG expects to benefit from its continuing investment in digital infrastructure technologies, including GSM and CDMA. CIG is also actively involved in the development of third generation (3G) digital wireless systems.

     Among the GSM contracts it was awarded during 1998, CIG received a contract in Turkey, which is one of the world's largest GSM contracts. To date CIG has supplied contracts to deploy more than 90 GSM systems to network operators worldwide.

     CIG, a pioneer in first-generation CDMA digital cellular technology, was named by Cahners In-Stat Group, a leading wireless industry research and consulting firm, as the leading international provider of commercial CDMA digital cellular systems, with commercial CDMA systems in 51 markets on four continents. During 1998, CIG received significant contracts for CDMA systems in Mexico, Brazil, and the U.S., and was the first to launch commercial CDMA service in Japan and the Philippines.

     CIG's WiLL(R) (Wireless Local Loop) systems have been deployed in over 25 countries worldwide. During 1998, contracts were received in China, India, and the Dominican Republic.

LAND MOBILE PRODUCTS

(in millions)
Years ended December 31                  1998     1997     1996
----------------------------------------------------------------
Orders                                  $5,512   $5,154   $4,056
 % change                                   7%      27%
Segment sales                           $5,397   $4,926   $4,008
 % change                                  10%      23%
Operating profit (loss) before tax      $  729   $  542   $  452
 % change                                  35%      20%
Restructuring and other charges         $  106   $   --   $   --
----------------------------------------------------------------

     The Land Mobile Products segment primarily designs, manufactures, sells, installs and services analog and digital two-way radio voice and data products and systems for many different commercial, governmental and industrial customers worldwide.

     Segment sales increased 10% to $5.4 billion and operating profits were higher. Segment geographic sales were higher in Europe and the Americas while they declined in Asia, which is presently a small market for this segment. Orders increased 7% and were higher in the Americas, while they declined in Europe and Asia. Growth in the segment was led by the success of the segment's iDEN(R) technology, as well as continued growth in the two-way radio infrastructure business. 1998 profits include a gain of $90 million from the sale of an interest in a shared network operation of Motorola Communications Israel, Ltd. to AMPAL (Israel) Ltd. Operating profit was also favorably impacted by sales growth.

     The Company believes that its market share increased in both two-way radio products and infrastructure primarily due to growth in iDEN(R) products and systems and gains in the two-way radio infrastructure business.

     The Radio Network Solutions Group's (RNSG) sales and orders increased. RNSG continues to make significant progress in developing and deploying digital systems that are based on recently commercialized industry standards. To date RNSG has installed more than 100 systems that are compliant with Project 25, the U.S. digital standard for public safety communications. During the year, RNSG shipped its first Project 25-compliant trunking system. RNSG also has shipped 10 Dimetra/TM/ systems to date, which are based on TETRA (TErrestrial Trunked RAdio), the European standard for digital trunked radio communications. RNSG was also awarded its first Dimetra system contract in Asia.

     Motorola and Harris Corporation announced they modified their respective product plans to produce ASTRO(R)Seneca/TM/, a highly secure mobile radio platform for public safety communications, with a comprehensive array of options. RNSG also announced its first industry standard, Internet Protocol (IP) based wireless data technology for its Private DataTAC/TM/ network.

     Sales and orders for iDEN(R) products were higher. IDEN systems are now in commercial service or becoming operational in 13 countries around the world. Motorola began shipping the i1000/TM/, a palm-size integrated digital handset for business professionals. The handset uniquely combines the capabilities of a cellular phone, two-way radio and alphanumeric pager. Its small size and light weight makes the i1000 unit the first "wearable" integrated digital handset. The i1000 handset received a Product of the Year Award from Mobile Computing & Communications magazine.

     The Radio Products Group (RPG) had lower sales and orders due primarily to economic weakness in Asia. Sales and orders were higher in the U.S. while lower in Latin America, Europe and Asia. Motorola began shipping the smallest member of its award winning line of TalkAbout(R) consumer two-way radios, the Talk About(R) SLK. This state-of-the-art two-way radio, which weighs just 4.5 ounces with batteries, won an Innovations 1999 Award from the International Consumer Electronics Society. RPG also began shipping the Handie-Pro/TM/, its first consumer radio for the European market. Consumer frequencies were approved in Brazil and Mexico. RPG announced the Professional radio, a global series of high-performance two-way radios, which are tailored to user needs, and regulatory requirements in different regional markets.

MESSAGING, INFORMATION AND MEDIA PRODUCTS

(in millions)
Years ended December 31                  1998     1997     1996
----------------------------------------------------------------
Orders                                 $ 2,692   $3,523   $3,981
 % change                                (24)%    (12)%
Segment sales                          $ 2,633   $3,793   $3,958
 % change                                (31)%     (4)%
Operating profit (loss) before tax     $ (699)   $   41   $   46
 % change                               (1805)%   (11)%
Restructuring and other charges        $   507   $   62   $   --
----------------------------------------------------------------

     The Messaging, Information and Media Products segment primarily designs, manufactures, sells, installs and services paging subscriber, paging infrastructure and related products, such as paging software and accessories.

     Segment sales declined 31% to $2.6 billion and orders declined 24%. The segment had an operating loss versus a profit in 1997. The decrease in sales was primarily attributable to economic weakness in Asia, a longer than expected period of reorganization of the paging operators in the People's Republic of China, and continued slow growth of the U.S. paging market. The operating loss was primarily due to the decline in sales, charges to cover restructuring costs, asset impairment and other charges associated with Motorola's restructuring programs, the $109 million write-off in connection with the acquisition of Starfish Software, Inc. and lower average selling prices.

     In 1998, the Messaging Systems Products Group (MSPG), which represents the significant majority of this segment's revenues, experienced a decline in sales and orders largely attributable to the China market. The Company believes that the recently completed governmental reorganization/privatization of Chinese provincial paging companies adversely affected sales of paging infrastructure systems and pagers.

     The paging industry in the rest of Asia continues to be affected by the poor financial health of many local paging operators. Many of these operators were U.S. dollar debt leveraged and significantly weakened local currencies made it difficult for them to service their debt obligations. Purchases from MSPG were reduced and several regional customers were on credit holds or cash terms at the end of 1998.

     MSPG continues to be the market share leader in the paging market, although market share remained flat in 1998 versus 1997. MSPG expects only a modest long-term growth rate in the worldwide subscriber base for the one-way paging market, which represents most of the industry today. The two-way market, which is a very small segment of the paging market, is expected to show stronger long-term growth rates in its subscriber base. Competition from low cost and prepaid digital wireless telephone services around the world, which include short messaging services, is causing paging product price declines and customers to look more favorably at wireless phones as options for messaging needs. These pricing pressures are likely to intensify.

     Throughout 1998, MSPG continued its successful campaign to implement the FLEX(R) family of communication products as the de facto worldwide standard for high speed messaging technology. In the U.S., commercial service for Motorola's PageWriter(R) pager, employing ReFLEX(R) two-way messaging technology and a standard QWERTY-type keyboard, continued its rapid growth. U.S. operators also introduced InFLEXion/TM/ voice-paging services in ten additional major metropolitan centers, employing the Tenor(R) advanced voice pager, which accepts and stores voice messages, and operates like a portable answering machine.

SEMICONDUCTOR PRODUCTS

(in millions)
Years ended December 31                 1998      1997     1996
----------------------------------------------------------------
Orders                                $  7,425   $8,416   $7,187
 % change                                (12)%      17%
Segment sales                         $  7,314   $8,003   $7,858
 % change                                 (9)%       2%
Operating profit (loss) before tax    $(1,225)   $  168   $  186
 % change                               (829)%    (10)%
Restructuring and other charges       $    731   $  170   $   --
----------------------------------------------------------------

     The Semiconductor Products segment designs, produces and sells integrated semiconductor solutions and components for the consumer, networking and computing, transportation and wireless communications markets worldwide.

     Segment sales decreased 9 percent to $7.3 billion, orders were down 12 percent and the segment had an operating loss versus a profit a year ago. The operating loss is attributable to restructuring, asset impairment and other charges associated with Motorola's restructuring programs and the fact that the worldwide semiconductor industry entered a second recessionary period in three years, contrary to the Company's expectations and those of most industry forecasters at the beginning of 1998. Severe pricing pressures in many product lines and lower global average selling prices resulted from the worldwide recession and contributed to the operating loss. Worldwide semiconductor industry sales declined by approximately 9% in 1998. Segment orders were lower in all major geographic markets. Segment sales were higher in Europe but declined in Asia and the Americas. Motorola internal business units consumed 22% of the segment's product output in both 1998 and 1997. The Company believes it maintained its overall market share for the year.

     In the Consumer Systems Group and the Semiconductor Components Group, sales and orders decreased due primarily to economic weakness in Asia. In the Wireless Subscriber and Systems Group, sales and orders decreased. The majority of the group's sales are to internal customers, primarily the cellular telephone and paging business, each of which experienced a decline in sales in 1998. Sales and orders increased in the Transportation Systems Group due to higher penetration of electronics in the automotive market segment. Sales and orders increased in the Network and Computing Systems Group as a result of sales growth of key customers.

     During the year, the business carried out numerous business and facility consolidations and overhead cost reductions to address the current business situation and to be prepared to move quickly to seize opportunities as the industry recovers. These initiatives included exiting businesses that either are unprofitable or that do not fit the business' strategic agenda for achieving leadership in its focused end markets. Among businesses the segment exited in 1998 were optoelectronics, field programmable gate arrays and modular power systems.

     Manufacturing facilities were closed or consolidated at more than a dozen sites, including closing major facilities in California, North Carolina, Arizona and the Philippines. In addition, during 1998 the business began converting a significant portion of its major manufacturing facilities located at 52nd Street in Phoenix, Arizona from manufacturing to non-manufacturing utilization. This conversion is expected to be completed in 1999. It also is consolidating its production network into fewer integrated "anchor" sites for economies of scale and improved efficiency. By increasing the use of foundry manufacturing capacity for older or specialized technologies, the segment expects to more effectively leverage capital investment, with the goal of moving from 14% foundry/joint venture outsourcing in 1998 to 30% by 2000 and 50% by 2002.

     In January 1999, the Semiconductor Products segment agreed to sell its smart card integrated circuit manufacturing business in East Kilbride, Scotland, to Atmel, a semiconductor company based in San Jose, California. The decision to sell this business will not affect the Company's other smart card-related businesses which will continue to provide total smart card solutions to a diverse range of industries. The sale is expected to be completed by the end of the second quarter in 1999.

     In February 1999, the Semiconductor Products segment agreed to sell the assets of its Chung-Li facility near Taipei, Taiwan, and its Paju plant near Seoul, South Korea, to ASE Group Ltd. These asset sales are expected to be completed by the end of 1999.

     The loss of operating income from these exited businesses is not significant to the segment's or the Company's results of operations.

     In addition, aggressive product review has resulted in a significant reduction of the number of semiconductor devices the segment manufactured and sold as of year end 1998 compared with mid-1997, with the goal of achieving reductions of 50% by the end of 1999. By focusing the reduction on non-strategic, low volume products, this effort is not expected to have a material impact on sales, yet is expected to generate profit improvement by reducing overhead costs.

     The segment's full range of embedded solutions includes the M-CORE/TM/ and Power PC/TM/ microcontroller/ microprocessor architectures. The segment also announced an agreement to supply its Streamaster/TM/ multimedia architecture for use in Hong Kong Telecom's Interactive TV project. Streamaster combines the functions of a broadband router, network computer and digital home theater platform. SPS supplies the DragonBall/TM/ high-performance processor that powers such popular products as the connected organizer from Palm Computing Inc., a 3Com company, and Motorola's PageWriter(R) 2000 two-way messaging device.

     The Microprocessor Report named the PowerPC750/TM/ the "best RISC processor of the year," as the segment introduced new chips operating at speeds of up to 366 MHz, and at the low-power of 1.9 volts, making the PowerPC architecture ideal for a new range of embedded mobile and desktop applications. The debut of a new software supplement to the Microsoft Platform Builder allows developers to more quickly produce Microsoft(R) Windows CE(R) based products using the PowerPC based processors.

     The segment announced numerous industry-leading technology and process achievements in 1998. These included using copper interconnect processes in conjunction with leading-edge 0.15 micron CMOS technology to achieve breakthrough SRAM (static random access memory) performance on a device containing 60 million transistors. Dual inlaid copper interconnect technology is designed to bring high-end computing power to products such as cellular telephones and personal digital assistants.

     The segment announced numerous alliances. It is devoting substantial resources to develop next-generation digital signal processor development in a strategic alliance announced with Lucent Technologies. In partnership with Advanced Micro Devices, the segment announced plans to cross-license patents, and to jointly develop common process technology platforms for microprocessors and embedded flash memory featuring copper interconnects. In partnership with Siemens AG, it is pursuing 300-millimeter wafer technology development in Dresden, Germany.

OTHER PRODUCTS

     The Other Products segment primarily includes the Integrated Electronic Systems Sector (IESS), (formerly the Automotive, Component, Computer and Energy Sector), and the Space and Systems Technology Group (SSTG). The Other Products segment recorded restructuring and other charges of $256 million and $95 million, in 1998 and 1997, respectively.

INTEGRATED ELECTRONIC SYSTEMS SECTOR

     The Integrated Electronic Systems Sector designs, manufactures and sells automotive and industrial electronics products, energy storage products and systems, electronic fluorescent ballasts and multi-function embedded board and computer system products.

     The Sector has restructured to sharpen its focus on the growing opportunities in the embedded electronic systems market. Intelligent electronic capability is being integrated into many consumer products and, as a result, the market for embedded technologies and systems is projected by industry analysts to grow dramatically.

     For the year, Sector sales decreased 5% and orders were 4% lower. The Sector had an operating loss versus a profit in 1997. Sales decreased due to lower demand for ceramic and quartz components and rechargeable batteries for cellular telephones. The operating loss was primarily due to charges associated with the Company's restructuring programs and the decline in sales.

     Automotive and Industrial Electronics Group (AIEG) sales and orders increased compared with a year ago due to the higher penetration of electronics in the automotive market segment. During the year, AIEG received contracts for: new engine control module programs; sensor business for truck applications; powertrain control module business from major engine and automotive manufacturers; automotive body electronics and sensor business from major European automotive manufacturers; and mapped ignition module business from an Asian automotive manufacturer.

     The Energy Systems Group (ESG) experienced lower sales and orders. The majority of ESG's sales are to the Company's cellular telephone business that had lower sales for the year. ESG won rechargable battery contracts from two laptop computer manufacturers for worldwide distribution and incremental business from two cellular telephone manufacturers.

     The Component Products Group (CPG) had lower sales and orders. The majority of CPG's sales and orders are to internal customers, primarily the cellular telephone and paging businesses, each of which experienced a decline in sales in 1998. During 1998, CPG sold its printed circuit board operations based in Singapore. In the first quarter 1999, the Component Products Division business was sold. As a result of these sales, the group ceased to exist.

     The Motorola Computer Group (MCG) designs, manufactures, sells and services multi-function computer systems and board-level products, together with operating systems and system enablers based on the Motorola 68000, 88000, PowerPC/TM/ series and Intel(R) Pentium(R) microprocessors. MCG sales and orders decreased for the year. Excluding operating results from the MacOS(R) compatible computer systems business exited in the second half of 1997, sales and orders were higher. MCG announced a range of CompactPCI(R) systems that set new low price points in the market.

     The Telematics Communications Group (TCG) was formed during the year to focus on the growing worldwide opportunity in the emerging automotive communications industry. The Group focuses on creating products designed to provide security, information, convenience and entertainment services from a central service center to drivers and their passengers via a communication gateway in the automobile. The group's sales were not material to the Sector.

SPACE AND SYSTEMS TECHNOLOGY GROUP

     The Space and Systems Technology Group (SSTG) is engaged in the design, production and integration of advanced electronic communication systems and products for a variety of commercial and government customers around the world. SSTG's Satellite Communications Group (SCG) designs, manufactures, operates and maintains space-based telecommunications systems.

     Group sales increased 9% in 1998 due in part to the completion of several terrestrial gateways associated with the deployment of the Iridium(R) system. Communications are relayed via satellite and through these terrestrial gateways, where billing information and user location data is stored. Orders were lower than a year ago primarily due to the fact that orders related to the completion of the Iridium Space System Contract and the deployment of the twelve regional gateways associated with the Iridium system were recorded in 1997. Operating profits were lower compared to a year ago primarily due to charges associated with the Company's restructuring programs.

     On November 1, 1998, the Satellite Communications Group successfully completed the terms of the Space System Contract with Iridium LLC to build and deploy the Iridium(R) satellite communications network, the first low-earth orbit, worldwide satellite-based communications network for general public use. On that same date, voice service on the system began and SCG began fulfilling the terms of the five-year Operations and Maintenance Contract to operate and continue to manufacture and deploy satellites for the maintenance of the Iridium system. A discussion of the Company's commitments and contingencies related to the Iridium project is in Note 8 to the Consolidated Financial Statements and Notes in this Proxy Statement.

     SCG has been designated by Teledesic LLC, an entity in which Motorola has a minority ownership interest, as the prime contractor for the Teledesic(R) System. The Teledesic System is conceived as a global, broadband "Internet-in-the-Sky" satellite communications system. The network is planned to provide high speed data connections to businesses, institutions and individuals worldwide. The system would be composed of a constellation of low-Earth-orbit satellites, designed to provide affordable, worldwide, "fiber-like" access to telecommunications services, including broadband Internet access, video conferencing, high quality voice and other digital data needs to fixed locations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations was $1.0 billion in 1998 compared with $2.6 billion in 1997 and $4.2 billion in 1996. The decrease in 1998 compared to 1997 was primarily due to a net loss of $962 million in 1998 compared to net earnings of $1.2 billion in 1997. The 1998 net loss includes a charge of $1.98 billion for restructuring and other charges. The restructuring programs are expected to result in an annualized profit improvement of approximately $1.0 billion.

     Through December 31, 1998, the Company's 1998 comprehensive restructuring programs used $1.34 billion of the $1.98 billion charge recorded in the second quarter. Of the $1.34 billion utilization, approximately $600 million were cash payments and $740 million were write-offs. At December 31, 1998, the remaining accrual balance is $640 million, of which the Company expects to make approximately $293 million in cash payments and $347 million in write-offs throughout 1999.

     Through December 31, 1998, the Company's 1997 restructuring programs used $270 million of the $327 million charge recorded throughout 1997. Of the $270 million inception-to-date utilization, approximately $46 million were cash payments and $224 million were write-offs. At December 31, 1998, the remaining accrual balance is $26 million, of which approximately $7 million relates to write-offs and $4 million relates to cash payments that will be made by the end of the first quarter of 1999 and approximately $15 million in contractual commitments that could result in cash payments in 1999 and beyond.

     The Company anticipates that the cost savings generated by the 1998 and 1997 programs will provide adequate cash resources to fund, in addition to other corporate needs, the remaining cash requirements under both programs.

     Net cash used in investing activities was $3.0 billion in 1998 compared with $2.5 billion in 1997 and $2.9 billion in 1996. The increase in investing activities in 1998 compared with 1997 was primarily due to the acquisitions of Starfish Software, Inc. and Appeal Telecom Company, Ltd., the investments in NetSpeak Corporation and Teledesic LLC and advances to joint venture affiliated companies. Capital expenditures continue to represent the single largest use of the Company's cash. In 1998 capital expenditures increased to $3.2 billion from $2.9 billion in 1997 and $3.0 billion in 1996. The 1998 increase resulted from increased expenditures in the Semiconductor Products segment. The Semiconductor Products segment continued to comprise the largest portion of capital expenditures, with approximately 56% of all such investments in 1998. Capital expenditures for 1999 are expected to be $3.0 billion, of which $900 million are expected to be in the Semiconductor Products segment.

     Net cash provided by financing activities was $1.9 billion in 1998 compared with a use of cash of $39 million in 1997 and a use of cash of $496 million in 1996. Financing activities consisted primarily of commercial paper and short-term borrowings, long-term debt issuance's and retirements and dividend payments to stockholders. The increase in 1998 was primarily from commercial paper and short-term borrowings of $1.6 billion and net proceeds from the issuance of long-term debt of $773 million. Increased financing needs were driven primarily by lower operating cash flow, significantly increased customer financing and net cash used in investing activities.

     The Company's ratio of net debt to net debt plus equity was 26.8% at December 31, 1998 compared with 12.4% in 1997 and 13.4% in 1996. The Company's increased debt levels were necessary to finance the Company's operations, to provide for customer financing, for investing activities and for capital expenditures.

     The number of weeks that accounts receivable was outstanding worsened to
8.3 in 1998 from 7.5 in 1997 and from 6.7 in 1996. The increase in accounts receivable weeks partially resulted from growth in large system sales that traditionally have longer customer payment terms. Inventory turns, using the cost-of-sales calculation method, improved to 5.1 in 1998 from 4.9 in 1997 and
5.2 in 1996.

     The Company and its consolidated finance subsidiary have revolving domestic credit agreements of one and five years with a group of banks for $2.5 billion. These agreements are scheduled to terminate in September 1999 and September 2002, respectively. They contain various conditions, covenants and representations with which the Company was in compliance at December 31, 1998. At December 31, 1998, the Company's total U.S. and non-U.S. credit facilities aggregated $4.6 billion, of which $187 million were used and the remaining $4.4 billion were available to back up outstanding commercial paper, which totaled $2.7 billion.

     In February 1999, Motorola Capital Trust I, a recently-created Delaware statutory business trust and wholly-owned subsidiary of Motorola, sold 20 million Trust Originated Preferred Securities (SM) ("TOPrS") to the public at an aggregate offering price of $500 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of common stock to Motorola, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures, due March 31, 2039 ("Subordinated Debentures") from Motorola with the same payment terms as the

TOPrS. Motorola, in turn, used the $484 million of net proceeds from the sale of the Subordinated Debentures to reduce short-term indebtedness.

     The Company believes that it can continue to access the capital markets in 1999, if necessary, on terms and conditions acceptable to it despite increased long-term financing activities in 1998 and early 1999. However, there are many factors that affect the Company's ability to access the capital markets, many of which are outside the control of the Company, such as the Company's credit ratings and liquidity of the capital markets. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

     Purchasers of the Company's infrastructure equipment are increasingly requiring suppliers to provide long-term financing in connection with equipment purchases. Financing may include all or a portion of the purchase price and working capital and can be sizeable as in the case of the Iridium(R) system discussed below. The Company also may assist customers in getting financing from banks and other sources. During 1998 the Company significantly increased the amount of customer financing directly from the Company and through its consolidated financing subsidiary. As a result of increased demand for customer financing, the Company and its consolidated financing subsidiary borrowed more money in 1998, in part to fund these financings. The Company expects that the need to provide this financing or arrange financing for its customers will continue, and could increase, and that the Company will have to manage the level of its customer financings. This may include selling customer financings to other financial institutions.

     At December 31, 1998, the Company owned, directly and indirectly, approximately 19% of Iridium LLC (Iridium LLC and its operating subsidiary, Iridium Operating LLC, are collectively referred to as Iridium). The Company continues to provide financial support to Iridium in connection with the deployment of the Iridium system communications network. Commercial voice service on the Iridium system began November 1, 1998 and Iridium is currently transitioning from a developmental stage company to an operating company with no meaningful operating history. This transition requires that Iridium attract a sufficient number of customers that use Iridium's services at levels that will generate enough revenue for Iridium to meet its financial obligations to a variety of parties, including Motorola. Iridium operates in an essentially new market for wireless communications services and there can be no assurances that Iridium will be successful.

     The Company accounts for its investment in Iridium under the equity method of accounting due to its financial influence on Iridium in the form of guarantees of Iridium's indebtedness, its contract with Iridium for the operation and maintenance of the global personal communications system and other financial commitments as more fully discussed below. The following table summarizes the Company's equity and bond investments in Iridium and investments in the Iridium gateway companies as of December 31, 1998, and the amounts owed to the Company by Iridium under several contracts as of February 27, 1999:

------------------------------------------------------------------
Investments:
  Equity investment in Iridium                                $ 50
  Bond investment in Iridium                                   157
  Investments in Iridium gateway companies                      56
                                                              ----
    Total                                                     $263
                                                              ====

Accounts Receivable:
  Operations & maintenance contract                           $176
  Other contracts                                               88
                                                              ----
    Total                                                     $264
                                                              ====
------------------------------------------------------------------

     The Company's equity and bond investment in Iridium and its equity investments in several Iridium gateway companies aggregated approximately $263 million at December 31, 1998, and are included in the consolidated balance sheet in Other Assets. The Company's remaining equity investment in Iridium was approximately $50 million at December 31, 1998. The Company expects to record losses equal to this remaining equity investment by the end of the first quarter of 1999. The Company's bond investment in Iridium consisted of $157 million face principal amount of senior subordinated discount notes. The Company's investments in Iridium gateway companies was approximately $56 million. The Company's ownership percentages in these gateway companies ranged from approximately 20% to 100%.

     Unless otherwise indicated, the following table summarizes as of December 31, 1998, the Company's bank guarantees and other financial commitments for which it is obligated should certain conditions or events occur and contractual commitments to Iridium and other obligations:

----------------------------------------------------------------------
Bank Guarantees and Other Financial Commitments:
  Senior Secured Credit Agreement capital call                    $ 50
  Senior Guaranteed Credit Agreement                              $750
  Conditional Guarantee                                      See Below


Contractual Commitments and Other Obligations:
  Operations & Maintenance contract maximum
    deferrable commitment                                         $400
  Amount deferred as of February 27, 1999                          176
                                                                  ----
    Remaining deferrable commitment                               $224
                                                                  ====

  Obligations to subcontractors                                   $109
                                                                  ====

  Assets at risk and other estimated potential
    contractual obligations                                       $791
                                                                  ====
----------------------------------------------------------------------

     Iridium's bank facilities include an $800 million Senior Secured Credit Agreement. That agreement contains subscriber and revenue targets and other conditions that Iridium must meet to avoid default. On March 1, 1999, Iridium announced that it was likely that it would not meet its first quarter 1999 subscriber and revenue targets. There can be no assurances that the lenders under this credit agreement will revise those targets so that Iridium does not default or that they will waive such default. If a default occurs under the Senior Secured Credit Agreement, those lenders could execute on their security interest in substantially all of Iridium's assets and require certain investors in Iridium LLC to comply with their capital call requirements, which in Motorola's case would be approximately $50 million. If this investment was required, it would be subject to the same accounting treatment applied to the Company's prior equity investment in Iridium.

     In addition, if Iridium defaults under its Senior Secured Credit Agreement it will be in default under a $750 million Senior Guaranteed Credit Agreement which Motorola has directly guaranteed. The majority of this facility is scheduled to mature on December 31, 2000 and the remainder is scheduled to mature on December 31, 2001. Iridium has used and is using the proceeds of this senior guaranteed facility generally to make payments to the Company for the Iridium system. If Iridium were to default under the $750 million Senior Guaranteed Credit Agreement, the banks providing loans under the Senior Guaranteed Credit Agreement could terminate Iridium's ability to make further draws under that agreement, accelerate all the outstanding obligations under that agreement and require Motorola to satisfy its guarantee obligations.

     Also, although Motorola has not directly guaranteed the Senior Secured Credit Agreement, it has agreed to guarantee an additional $350 million of Iridium debt upon Iridium's request, subject to certain conditions, most significantly non-payment by Iridium of certain obligations owed to Motorola and compliance with the terms of the Agreement Regarding Guarantee between Motorola and Iridium LLC. If Iridium requests that Motorola provide this additional guarantee, it may be used by Iridium to guarantee or reduce the amount outstanding under the Senior Secured Credit Agreement. Motorola believes it is likely that Iridium will ask Motorola to make this additional $350 million guarantee available in the near future, either for working capital or in some manner related to the Senior Secured Credit Agreement.

     Motorola also has provided up to $400 million of financial support directly to Iridium by deferring amounts owed under a contract with Motorola. As of February 27, 1999, Iridium has deferred $176 million of payments and the Company expects that Iridium will continue to defer payments. The repayment of these deferred payments is subordinated to repayment of Iridium's senior secured bank loans, as is the repayment to Motorola by Iridium of any amounts Motorola pays to banks under its guarantees and some other obligations owed to Motorola. Approximately $88 million is owed to the Company by Iridium, apart from the deferred payments described above, as of February 27, 1999.

     The Company has several contracts valued at $3.2 billion with Iridium for the operation and maintenance of the global personal communications system. Through the end of 1998, the Company has earned and received payments approximating $242 million under these contracts. The Company has significant subcontracts for portions of the system, for which it will generally remain obligated in the amount of $109 million as of December 31, 1998 even if Iridium is unable to satisfy the terms of the contracts with the Company. In addition, the Company has substantial investments in assets related to these contracts, such as inventory, manufacturing equipment, buildings and other potential obligations in connection with these contracts, the value of which the Company estimated to be $791 million as of December 31, 1998.

     The loss of the value of its investment in Iridium and Iridium gateway companies, the failure of Iridium to make contractual payments to Motorola or any default by Iridium under its credit agreements and debt instruments which results in the acceleration of Iridium debt or Motorola having to perform under its Iridium guarantee obligations would have a material adverse effect on the Company's consolidated financial position, liquidity and results of operations.

     A discussion of the Company's commitments and contingencies is detailed in
Note 8 to the Consolidated Financial Statements and Notes in this Proxy
Statement.

     The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements through fiscal 1999.

OTHER MATTERS

 Environmental Matters

     A discussion of the Company's environmental matters is detailed in Note 8 to the Consolidated Financial Statements and Notes in this Proxy Statement.

 Research and Development

     Research and development expenditures increased to $2.9 billion in 1998, up from $2.7 billion in 1997 and $2.4 billion in 1996. Over the past three years, the Company has invested 8% to 10% of sales in product development and technological advances, and continues to believe that a strong commitment to research and development is required to drive long-term growth. A more rapid rate of increase in research and development expenditures is expected in 1999.

 Acquired In-Process Research & Development

     A discussion of the Company's Acquired In-Process Research and Development costs is discussed in Note 12 to the Consolidated Financial Statements and Notes in this Proxy Statement.

 Year 2000

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

The Company's Readiness

     All of the Company's sectors and groups have substantially completed Phases 1-4, and all but three of the Company's groups also have substantially completed Phases 5 and 6. These three groups still expect to complete the Six-Phase program during the third quarter of 1999. The work being completed in 1999 is being separately monitored and tracked with appropriate target completion dates.

     Contingency plans are being developed and those plans are focusing on matters not resolved in 1998 that may have a material negative impact on Motorola's final "year 2000 readiness" and are expected to be completed by March 31, 1999. A discussion of the Company's contingency plans is below.

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

Year 2000 Costs

     Motorola estimates that the expected total aggregate costs for its Year 2000 activities from 1997 through 2000 will be in the range of $250 million to $300 million. These costs do not include estimates for potential litigation. Approximately $150 million of the total estimated costs relate to internal resources. Total costs incurred through December 31, 1998 were approximately $120 million, of which approximately $80 million were for external costs. Of the remaining costs, the majority relate to installation of software upgrades of certain infrastructure equipment and installing software upgrades to internal semiconductor manufacturing systems. The Company does not believe the cost of addressing Year 2000 issues will have a material adverse effect on the Company's consolidated results of operations, liquidity or capital resources.

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

Most Reasonably Likely Worst Case Scenarios for the Company and Company Contingency Plans

     The Company has and will continue to devote substantial resources to address its Year 2000 issues. However, there can be no assurances that the Company's products do not contain undetected Year 2000 problems. Further, there can be no assurances that the Company's assessment of suppliers and vendors will be accurate. Customers of Motorola could be impacted by Year 2000 issues causing them to reduce purchases from the Company. In addition, many commentators believe that there will be a significant amount of litigation arising out of "year 2000 readiness" issues. Because of the unprecedented nature of this litigation, it is impossible for the Company to predict the impact of such litigation although it could be significant to the Company. In addition to the unique reasonably likely worst case scenarios described by the specific businesses, the Company believes its scenarios include: (i) corruption of data contained in the Company's internal information systems; (ii) hardware failures;
(iii) the failure of infrastructure services provided by government agencies and other third-party suppliers (including energy, water, and transport); and (iv) health, environmental and safety issues relating to its facilities. If any of these were to occur, the Company's operations could be interrupted, in some cases for a sustained period of time. These interruptions could be more severe in countries outside the U.S., where the Company does sizeable business.

     The Company and its businesses are preparing contingency plans to deal with these worst case scenarios and other matters. The plans are expected to be completed by March 31, 1999. The Company has provided training seminars to assist the businesses in developing contingency plans and to create a forum to share solutions throughout the Company's many businesses. The Company has operations around the world and is considering shifting operations to different facilities if there are interruptions to operations in particular areas, countries or regions.

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

Cellular Infrastructure Group (CIG)

     CIG designs and develops, manufactures, installs and services wireless infrastructure equipment for cellular and personal communications networks. Certain CIG products operate with date sensitivity. CIG is developing appropriate hardware modifications and new versions of software to address the Year 2000 issue. By the end of the first quarter of 1999, CIG will make upgrades (i.e., hardware modifications and/or new software versions, as appropriate) available to most of its operator customers. The remaining upgrades for certain unique systems will be available by the end of the second quarter of 1999. CIG sells systems throughout the world and trained technicians in many countries are in the process of installing these upgrades. CIG has communicated to customers and company customer contacts "work-arounds" for certain systems that will not be upgraded. A "work-around" gives the operator necessary procedures to keep the system operating on and after January 1, 2000. If a customer does not follow the recommended procedures it is likely that the system will not recognize certain dates properly, affecting the accuracy of the billing information. CIG has concluded that some of its systems are too old to either upgrade or provide a work-around for Year 2000 problems. CIG has notified customers with outdated systems. Additionally, a CIG website provides year 2000 information on discontinued products. Some customers of discontinued products have been notified that their system will not work and information has been provided on needed upgrades and/or replacements. CIG is now in the process of sending out second notices and asking for confirmations back from these customers.

     Because outside vendors supply certain components and some portion of the software for CIG-supplied wireless systems, an intensive plan to inventory and have all such components and software tested was developed. The plan includes conversion and deployment, where necessary, consistent with the above timetable. Substantially all of CIG's vendors have responded to CIG's Year 2000 questionnaires. As a result, vendors identified as critical to business or manufacturing processes will be audited for Year 2000 compliance in 1999.

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

Land Mobile Products Sector (LMPS)

     LMPS manufactures and sells two-way voice and data products and systems for a variety of worldwide applications. Principal customers for two-way products include public safety agencies (police, fire, etc.), utilities, diverse industrial companies, transportation companies and companies in various other industries. LMPS is also selling products in an emerging consumer two-way radio market. This segment also sells iDEN(R) products around the world.

     All products currently shipping from LMPS factories are "Year 2000 Ready" with a few minor exceptions, and all customers buying exceptions are fully informed of what they are purchasing before shipments are made. Some older products operate with date sensitivity. These include legacy Special Products (SP's), "911 Systems" and the iDEN system. The iDEN system is expected to be Year 2000 Ready when a new system release is made in May 1999. The customers involved with this product line are being informed of these product developments. LMPS has notified or are in the process of notifying customers of certain of its "911 Systems" in the U.S. that their systems are not fully Year 2000 Ready. New software for these systems and the code were available in December 1998 and a test installation of such was made in late December 1998. Regular customer installations will continue through the end of third quarter 1999. SP's are communication systems designed specifically for particular customers. LMPS cannot assess whether those systems are Year 2000 Ready because the systems must be tested where they are located. LMPS is contacting customers and developing solutions, usually software updates, to make these systems Year 2000 Ready.

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

     MSPG products currently being shipped are Year 2000 Ready. MSPG has identified customer system upgrades required to enable certain infrastructure equipment in Asia to be Year 2000 Ready, these upgrades are scheduled to be complete by June 1999. MSPG has posted on its website and sent in printed form to inquiring customers lists of all its products that have no internal calendars or clocks and are not materially impacted by the Year 2000, all products that have such clocks and calendars and are Year 2000 Ready, and a third group of products that have reached the end of their supported life and, therefore, have not been tested for Year 2000 Readiness. Certain infrastructure products that require an upgrade to be Year 2000 Ready have been listed on a website. Customers have been encouraged to contact MSPG to obtain upgrades to achieve Year 2000 Readiness for certain products.

     MSPG's management believes the worst case scenario is that a mission critical page may not be sent or received as a result of lack of Year 2000 Readiness of messaging software, infrastructure or pagers and the Company is sued. Management believes that its efforts at communicating to MSPG customers the potential for such failures should reduce the likelihood of this occurring.

     All data communications equipment and modems sold by MIMS are Year 2000 Ready. Older data communications and modem products can be made Year 2000 Ready by currently available software upgrades. Management does not believe that any of its critical suppliers are at risk because of year 2000 readiness issues based on assurances from those suppliers.

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

     The satellite business management believes that the most reasonably likely worst case scenario related to the Year 2000 problem is a temporary interruption of the Iridium System due to the inability of the ground segment to communicate with the satellite constellation. As a result, the satellite business would incur costs in correcting such a failure. Management believes adequate efforts are in place to identify potential hardware/software problems and to implement and test solutions.

Semiconductor Products Sector (SPS)

     SPS manufactures various types of semiconductors. SPS has reviewed these semiconductors to determine if they are Year 2000 Ready. Most of the SPS products do not have Year 2000 Readiness issues because they do not contain date-sensitive functions. Of those products identified with date-sensitive functions, all are now confirmed Year 2000 Ready either through replacement with a compliant part or upgrades to existing parts. Information is being shared with customers via the Motorola Year 2000 website. In addition, it is possible that a semiconductor may experience "year 2000 readiness" issues due to the manner in which a customer has programmed the semiconductor or due to the manner in which the semiconductor is incorporated into a customer system or product. SPS is also making information available to its customers on this potential Year 2000 readiness issue.

     Literature on the Year 2000 problem references what is referred to as the "embedded chip" Year 2000 problem or the "embedded systems" Year 2000 problem. (The word "chip" is a short-hand reference for a semiconductor product.) Many common electronic products contain "chips" or "systems" that are incorporated or "embedded" into the product. If these "chips" or "systems'" experience Year 2000 readiness issues, due to the manner in which they are programmed, the product may malfunction. Because this programming is customer defined, the extent to which the malfunctioning of these products may occur due to a Year 2000 Readiness issue with an SPS semiconductor is unknown at this time.

     With all products Year 2000 Ready and all exceptions with documented action plans as of year-end, the business is focusing on external suppliers, especially utilities and installing upgrades to its manufacturing systems.

Integrated Electronic Systems Sector (IESS)

     The Integrated Electronic Systems Sector (IESS) manufactures and sells automotive and industrial electronics, energy storage products and systems, electronic fluorescent ballasts and computer system products.

     IESS has completed formal assessment of "Year 2000 Readiness" of its products manufactured within the last eight years and its manufacturing facilities. Other than embedded board and system products, and Global Positioning System receivers, these products do not contain date-sensitive functions, excluding customer provided software incorporated in such products, for which IESS does not have sufficient information in most cases to conduct an evaluation of whether such functions are included. Motorola has advised its customers that responsibility for evaluating this software is that of the customer. The sector is substantially complete with the Six Phase Program. The remaining projects relate to internal systems of a handful of suppliers that the sector is working with to ensure that they will be ready.

     In the case of Global Positioning System receivers, engineering analysis is complete on the most current version, and the products are Year 2000 Ready. The operation of such receivers is dependent on the proper functioning of the Global Positioning satellite system maintained and operated by the Federal government, and is outside of the control of Motorola. There is a second date-related issue for these products, relating to the "1024 weeks" method of date calculation used in the satellites, which will potentially impact the GPS in August 1999. While the products are believed to be Year 2000 Ready, full evaluation of the products for this date rollover phenomenon remains underway at this time.

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

     The business has reviewed the year 2000 readiness of its key suppliers. Suppliers that are considered "high-risk" vendors because of Year 2000 issues have been identified. The sector continues to assess these suppliers and has developed contingency plans, that may include the use of alternate suppliers to minimize any potential risk.

     IESS has deferred a number of small projects from the second half of 1998 to early 1999 in an effort to reduce overall Year 2000 project costs. All projects will be completed by August 1999. The sector does not believe this delay will impact Year 2000 Readiness of the sector.

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

 Euro Conversion

     On January 1, 1999, the euro was created and eleven of the fifteen member countries of the European Union (EU) established fixed conversion rates between their existing national currencies and the euro. The participating countries adopted the euro as their common legal currency on that date. Until January 1, 2002, either the euro or a participating country's present currency (a "national currency") will be accepted as legal currency. On or about
January 1, 2002, euro-denominated notes and coins will begin to be issued and national currencies will start to be withdrawn from circulation.

     The Company formed a joint European-United States task force to assess the potential impact to the Company that may result from the introduction of the euro. In addition to tax and accounting considerations, the Company continues to assess the potential impact from the euro conversion in a number of areas, including the following: (1) the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions; (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same product in different countries; (3) the impact on currency exchange costs and currency exchange rate risk; and (4) the impact on existing contracts.

     The Company has established a euro project plan with two phases. Each business segment is responsible for following this plan and internal audit is reviewing progress against established milestones. Phase I of the plan was to enable the Company to be "euro-capable," meaning able to process euro transactions and comply with all relevant EU and national regulations. This was accomplished by January 1, 1999 by all business segments. Phase II of the plan is intended to enable various businesses in Motorola Europe to become "euro-functional," meaning that the functional currency used by the businesses in relevant countries will be the euro. Phase II is targeted to be completed by January 1, 2001.

     (1) Technical Challenges: As of January 1, 1999, the Company's information systems are "euro-capable." The costs to migrate systems and equipment to "euro-capability" were not significant, as many of the Company's systems were already multi-currency capable. Project plans for becoming "euro-functional" in Phase II are still under development. Cost estimates have not yet been completed for this phase, but the costs are not expected to be material to the Company.

     (2) Competitive Impacts: The Company believes that it will not experience a significant competitive impact as a result of the cross-border price transparency that will result from the euro conversion. Motorola is already a multi-currency company operating in a global market with a presence in most countries within the EU. A number of contracts are negotiated on a world-wide basis with the U.S. Dollar as the basis for price negotiations. As a result, price transparency already exists. Additionally, in the European sales environment, the presence of the same major customers in various consortia means that comparison of prices by large customers is already well established. Accordingly, the Company does not anticipate a material impact to our business due to the elimination of currency barriers that will result from the euro conversion.

     (3) Continuity of Material Contracts: European legislation has been written specifying that contracts may not be terminated or frustrated by the introduction of the euro unless this event is specifically provided for as being an event of termination, force majeure or frustration. In addition, a number of U.S. states, including California, Illinois and New York, have adopted legislation to confirm that the introduction of the euro will not by itself allow parties to avoid or alter their contractual obligations, unless the parties have otherwise agreed. Further, the Company's business units have reviewed, and will continue to review, all relevant contracts and work together with customers to try to ensure that contractual matters affected by the euro conversion are addressed. Although the Company will continue to evaluate contractual issues that may result from the euro conversion, we currently believe that these issues are unlikely to have a material impact on our business.

     (4) Currency Exchange Costs and Exchange Rate Risk: The Company's currency risk and risk management for operations in participating EU countries may be reduced as a result of the euro conversion. The Company expects overall currency management costs to decrease, as there will be fewer currencies to manage. Motorola has already established plans for each business segment to manage any impact caused by changes in billing practices for either customers or vendors as a result of the euro conversion. Motorola is unable to predict how rapidly these changes may occur.

     The Company will continue to evaluate the issues relating to the euro conversion. However, based on our work to date, the Company believes that the introduction of the euro and the phasing out of national currencies is unlikely to have a material adverse effect on our consolidated financial position, liquidity or results of operations.

 Recent Accounting Pronouncements

     During 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. The Company is currently assessing the impact of this new statement, but does not expect any material effect on its consolidated financial position, liquidity, or results of operations.

MARKET RISK FACTORS

Interest Rate Market Risk

     The Company has fixed-income investments consisting of cash equivalents, short-term investments, and long-term finance receivables. See Note 2 to the Consolidated Financial Statements and Notes in this Proxy Statement for information about the long-term finance receivables.

     The majority of the long-term finance receivables are floating rate notes subject to periodic interest rate adjustments. The Company's practice is to fund these receivables with commercial paper to minimize the effects of interest rate changes. Management does not expect gains or losses on short-term investments and short-term debt to have a material effect on the Company's financial position, liquidity or results of operations.

Foreign Exchange Market Risk

     See Note 1 to the Consolidated Financial Statements and Notes in this Proxy Statement for a description of the Company's currency translation and transaction accounting policies, and Note 5 for information about the Company's currency exposure management policy and strategy.

     Foreign exchange financial instruments that are subject to the effects of currency fluctuations which may affect reported earnings include derivative financial instruments and other financial instruments, which are not denominated in the currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the currency of the legal entity holding the instrument, consist primarily of cash, short-term deposits, long-term financing receivables, equity investments, and notes as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the remainder of the foreign exchange financial instruments would hypothetically decrease by $22 million as of year-end 1998 if the U.S. dollar were to depreciate against all other currencies by 10%. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: a) all current payables and receivables that are hedged were not realized, b) all hedged commitments and anticipated transactions were not realized or canceled, and c) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will be realized. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged; if the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Equity Price Market Risk

     The value of the cost-based equity investments, as defined by Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," would change by $190 million as of year-end 1998 if the price of the stock in each of the publicly-traded companies were to change by 10%. These equity securities are held for purposes other than trading.

     The analysis methods used by the Company to assess and mitigate risk discussed above should not be considered projections of future events.

OUTLOOK

     The Company believes that there will be strong long-term demand for wireless communications throughout the world. Approximately 70 percent of the Company's 1998 sales were in this market. Motorola expects the installed base of wireless telephone subscribers to reach between 415 and 430 million at year-end 1999, up from 300 million at year-end 1998. By the year 2004 the Company projects that there will be a billion subscribers worldwide. The transition to digital systems is expected to continue at a significant pace through 1999. Motorola plans to continue to expand its portfolio of digital cellular telephones to continue to gain share in the digital market.

     The Company also is making investments to strengthen its position in the market for digital wireless infrastructure equipment as evidenced by the recent announcements of strategic relationships with Alcatel S.A. and Cisco Systems, Inc. Alcatel and Motorola are working together to develop, market and deliver total, integrated Code Division Multiple Access (CDMA) digital network infrastructure to customers worldwide. The companies also have agreed to jointly develop third generation Mobile Switching Center (MSC)-based Universal Mobile Telecommunications System (UMTS) mobile communications networks. Cisco and Motorola announced the first phase of a strategic alliance to develop and deliver a framework for Internet-based, wireless networks. The terms of the collaboration are not final, but the companies' goal is to deliver the first all-Internet Protocol (IP) platform for the wireless industry, uniting different standards for wireless service worldwide and introducing an open Internet-based platform for integrated data, voice and video services over wireless networks.

     The Company also believes that there are substantial opportunities for advanced two-way radio based communications systems for commercial, governmental and industrial customers. Advanced messaging applications that apply Internet-based interconnectivity to paging services and the shift to Internet-based communications also will continue at a rapid pace.

     The semiconductor industry is showing early signs of recovery from its worldwide recession. The Company still faces intense competitive pricing pressure for semiconductor products primarily due to excess industry manufacturing capacity and continued weak economic conditions in Asia, where many semiconductor manufacturers are located. The Company's semiconductor business has responded to the recession with a series of restructuring actions that will continue through 1999. The business plans to continue to reduce the number of semiconductor products it manufactures, consolidate or close already announced facilities, increase its use of foundry manufacturing for out-sourcing and increase strategic focus on embedded semiconductor solutions for the wireless, transportation, and networking and computing end markets.

     Economic uncertainty in parts of Asia and Latin America may continue to affect the Company's worldwide business. In the 1980's Motorola recognized the potential of wireless communications for emerging markets and invested heavily in Asia. The recent economic downturn in Asia adversely impacted Motorola. China, which is the Company's largest market in Asia, has largely avoided the economic problems of the rest of Asia and the Company expects continued growth in its China sales during 1999. However, should China be drawn into the economic turmoil of the rest of Asia, the Company's business could be materially impacted. The Company remains confident of the long-term growth potential in Asia, but will continue to adjust its operations in the region to respond to economic conditions.

     Recently, certain countries in Latin America have faced economic difficulties. Most notably Brazil devalued its currency. Motorola continues to recognize the long-term potential in Latin America but is monitoring its investments in the region. The Company believes that its new manufacturing presence in Brazil will help its competitive position in Brazil by reducing the amount of foreign costs the Company would have otherwise had without a manufacturing presence.

     The Company has implemented significant programs designed to return it to substantially improved profitability and sales growth. The comprehensive series of manufacturing consolidations, cost reductions and restructuring steps begun in mid-1998 are expected to achieve an annualized rate of $1.0 billion of profit improvement by mid-1999.

Other key programs include maintaining global leadership in core businesses and strengthening the Company's marketing to enhance brand equity; providing the Company's customers with total communications solutions; developing new technology platforms for future leadership; and improving quality and reducing cycle time in manufacturing and other activities.

     Management remains committed to achieving the Company's long-term financial goals of 15% sales growth and a return on equity of 16% to 18%.

     The Company plans to increase its investment in research and development at a greater rate in 1999 as compared to 1998. The goal is to focus the Company's research and development resources on the areas with the greatest potential for return.

     This Outlook Section contains a number of forward-looking statements, all of which are based on current expectations. These statements are not intended to be forecasts of future financial performance. Actual results may differ materially from those in the forward-looking statements. See the section titled Business Risks to review some of the factors that might cause actual results to differ.

 1999 Segment Realignment

     Beginning in 1999 the Company changed its segment reporting.

    . The Personal Communications Products segment will focus on delivering integrated voice, video and data communications solutions to consumers. This segment includes subscriber products and accessories for cellular, iDEN(R) radios, paging, and satellite and consumer two-way radio markets.

    . The Network Solutions Products segment will focus on providing total system solutions for telecommunications carriers and operators. This segment includes the Company's cellular infrastructure, iDEN infrastructure and Satellite Communications Group infrastructure businesses.

    . The Commercial, Government and Industrial Solutions Products segment will focus on the commercial, governmental and industrial markets, providing integrated communications solutions, including infrastructure and non-consumer two-way radio products.

    . The Semiconductor Products segment focus will remain the same--the design, manufacture and distribution of integrated semiconductor solutions and components.

    . The Other Products segment will be comprised primarily of: the Integrated Electronic Systems Sector; the Internet and Networking Group, which will focus on the development of servers, applications and internet solutions; the Network Management Group which will continue to hold and manage investments in terrestrial and satellite-based network operators and other corporate programs.

     For the 1998 year-end reporting, the Company used its 1998 segments because management continued to make operating decisions and assess performance based on these segments. Restated historical segment data is being reworked and will be available for the first quarter 1999 results.

BUSINESS RISK FACTORS

     With the exception of historical facts, the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about Motorola's manufacturing consolidation, cost reduction and restructuring programs and the impact of such programs, depreciation expense, tax rate, digital market share growth rate, paging and messaging industry growth rate, pricing pressures in the paging and messaging markets, outsourcing in the semiconductor business, expected sales of businesses, product reduction goals and their impact, growth of embedded technologies and systems, 1999 capital expenditures, the Company's access to capital markets, future events regarding Iridium and the impact on the

Company, research and development expenditures, the Company's Year 2000 readiness, the euro conversion, the effect of market risk factors, and statements in the section titled Outlook.

     We wish to caution the reader that the following important business risks and factors, and those business risks and factors described elsewhere in the commentary or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

General

Completion and Impact of Restructuring Programs

     . The ability of Motorola to complete the implementation of its manufacturing consolidation, cost reduction and restructuring programs and the impact of those programs on the Company's ability to effectively compete and return to profitability. Because the programs involve many aspects of the Company's business, the programs could adversely impact productivity to an extent the Company did not anticipate. Even if the Company fully implements the programs and generates the anticipated cost savings, there may be other factors that adversely impact the Company's profitably.

Integration of Businesses

     . The ability of the Company to integrate its businesses, particularly its communications businesses, to successfully reduce costs and create efficiencies.

Recruitment and Retention of Employees

     . The ability of the Company to recruit and retain engineers and other highly skilled personnel needed to compete in an intensely competitive market and develop successful new products.

Economic Conditions in China

     . During 1998, 10% of the Company's sales were in China and it has significant operations in China. If China responds to the economic downturn in Asia by devaluing its currency, the Company could be materially adversely impacted. While it is difficult to predict the extent of the adverse impact, the Company's sales in China, particularly sales in the local currency, and other assets in the country could be materially adversely impacted. While the Company does not expect China to devalue its currency in the short-term, there can be no assurances that China will not do so.

The success of various efforts to stabilize economic conditions in parts of Asia, including Japan.

     . In 1998, the Company's performance was adversely impacted by the economic recession in parts of Asia. During 1998, 14% of the Company's sales were in Japan and Asia-Pacific (excluding China). If the economic recession being experienced in some Asian countries worsens, or spreads to other parts of Asia, the Company's performance will likely continue to be adversely impacted.

Economic Conditions in Other Foreign Markets

     . Because more than half of the Company's sales are outside the U.S., the Company's results could be materially adversely affected by weak economic conditions in countries in which it does sizable business and emerging markets (in which there tend to be significant growth) and by changes in foreign currency exchange rates which can introduce significant volatility to rates of growth.

Changes in Government Policy or Economic Conditions

     . The effect of, and change in, trade, monetary and fiscal policies, laws and regulations, other activities of U.S. and non-U.S. governments, agencies and similar organizations, and social and economic conditions, affecting the Company's operations, including in emerging markets in Asia and Latin America.

Strategic Partnerships

     . Motorola's success in partnering with other industry leaders to meet customer product and service requirements.

Year 2000 Issues

     . Motorola's ability to manufacture and deliver products and the level of purchases made by customers may be affected by the unanticipated adverse impact from Year 2000 issues, particularly the failure of products and services from major suppliers to function properly in the Year 2000.

     . Motorola's ability to accurately estimate the cost of its Year 2000 activities, especially in light of the many factors outside its control.

Euro Conversion

     . Risks related to the introduction of the euro currency in Europe, including the ability of the Company to successfully compete in Europe.

Development of Acquired Technologies

     . During 1998, the Company acquired controlling and non-controlling interests in several businesses that had technology that was not fully developed. If the technology is not fully developed in a timely manner the Company's investments in such companies could be materially adversely impacted.

Sale of Businesses

     .  The timely sale of businesses announced by the Company.

Outcome of Litigation

     . The outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Patent and other intellectual property rights of the Company are important competitive tools and many generate income under license agreements. There can be no assurances as to the favorable outcome of litigation or that intellectual property rights will not be challenged, invalidated or circumvented in one or more countries.

Actual Adverse Market Conditions

     . The risk that the actual adverse market conditions differ from the assumed adverse market conditions that are used in the market risk factors discussion, causing actual future results to differ materially from projected results.

Communications Businesses

Pricing Pressures

     . Continued pricing pressure on cellular telephones, cellular infrastructure equipment, paging and messaging products and infrastructure, and the adverse impact on gross margins for those products, especially because of economic conditions in Asia and Latin America that have resulted in significant pressure to reduce the cost of the Company's products in order to compete with manufacturers in Asia.

Transition from Analog to Digital

     . The ability of the Company's cellular businesses to continue their transition to digital technologies and successfully compete in those businesses and retain or gain market share. The Company faces intense competition in these markets from both established companies and new entrants. Product life cycles can be short and new products are expensive to develop and bring to market.

Development of New Products

     . The risks related to the Company's significant investment in developing and introducing new products such as digital wireless telephones, two-way and voice paging, CDMA for cellular and PCS systems and third generation wireless, wireless local loop products, flat panel display products, products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems, integrated digital radios, and semiconductor products. These risks include: difficulties and delays in the development, production, testing and marketing of products; customer acceptance of products, particularly as the Company's focus on the consumer market increases; the significant amount of resources the Company must devote to the development of new technology; and the ability of the Company to differentiate its products and compete with other companies in the same market.

Demand for Paging Products

     . The impact of continued or increased weak demand for paging products in North America and China, the two largest markets for these products. The paging business has been adversely impacted by the recently completed Chinese government's reorganization/ privatization of paging service providers in China, lower demand for paging products by paging operators in North America and increased competition from wireless phones.

Risks Related to the Iridium(R) System

     . The success of the Iridium project and its impact on Motorola. Factors that could adversely impact Motorola are: the ability of Iridium and its gateway operators to market the Iridium service, to timely receive and, as appropriate, operate and sell telecommunications equipment, including phones and pagers made by the Company, and to otherwise timely finance and operate a successful telecommunications business and generate income; the ability of Iridium to meet its financing needs during at least the next few years to continue to make contractual payments to Motorola and to make debt payments and otherwise operate; the risks associated with the large Iridium system operations and maintenance contract with Motorola and the financial risk to Motorola under that contract, including the difficulty in projecting costs associated with that contract and Motorola's obligations to subcontractors related to that contract; the market acceptance (both on its own and when compared to possible competitors) of the first worldwide global satellite-based communication service and of the related equipment; and the significant technological and other risks associated with the commercial operation of the project, including any software and support systems-related risks.

Demand for Customer Financing

     . Increasing demand for customer financing of equipment sales, particularly infrastructure equipment sold by CIG, LMPS, SSTG and MSPG, and the ability of these businesses to provide financing on competitive terms with other companies.

Risks From Large System Contracts

     . Risks related to the trend towards increasingly large system contracts for CIG, LMPS and SSTG infrastructure equipment and the resulting reliance on large customers, the technological risks of such contracts, especially when the contracts involve new technology, and financial risks to Motorola under these contracts, including the difficulty of projecting costs associated with large contracts.

Demand for Wireless Communications Equipment

     . The need for continued significant demand for wireless communications equipment, including of the type the Company manufactures or is developing.

Semiconductor Businesses

End of Semiconductor Market Recession

     . The timing of the end of the worldwide semiconductor market recession and the impact of such recovery on the Company's future performance. While the Company believes that there are signs that the industry is beginning to recover, there can be no assurances that the recovery will continue, or how quickly it will recover. The recovery is dependent in part on the economic recovery in Asia where many of the manufacturers of semiconductors are located.

Ability to Compete in Semiconductor Market

     . The ability of Motorola's semiconductor business to compete in the highly competitive semiconductor market. Factors that could adversely affect Motorola's ability to compete are: production inefficiencies and higher costs related to underutilized facilities, both wholly-owned and joint venture facilities; shortage of manufacturing capacity for some products; competitive factors, such as rival chip architectures, mix of products, acceptance of new products and price pressures; risk of inventory obsolescence due to shifts in market demand; the continued growth of embedded technologies and systems and the Company's ability to compete in that market; and the effect of orders from Motorola's equipment businesses.

Success and Impact of Increased Use of Foundry Manufacturing Capacity

        The ability of Motorola's semiconductor business to increase its utilization of foundry manufacturing capacity and the impact of such efforts on capital expenditures, production costs and ability to satisfy delivery requirements.

MacOS(R) is a registered trademark of Apple Computer, Inc.
Iridium(R) is a registered trademark and service mark of Iridium IP, LLC. PowerPC(R) is a registered trademark of IBM Corporation.
Microsoft(R) and Windows(R) are registered trademarks of Microsoft Corporation. All other brand names mentioned are registered trademarks or trademarks of their respective holders.
MOTOROLA, (M),(R) Reg. U.S. Patent and Trademark

FINANCIAL HIGHLIGHTS

Item 8:  Financial Statements and Supplementary Data


FINANCIAL HIGHLIGHTS

(Dollars in millions, except as noted)
                                                 Motorola, Inc. and Subsidiaries

Years ended December 31                                        1998(1)           1997(2)
Net sales                                                        $29,398          $29,794
Earnings (loss) before income taxes                               (1,374)           1,816
% to sales                                                          (4.7)%            6.1%
Net earnings (loss)                                                 (962)           1,180
% to sales                                                          (3.3)%            4.0%
Diluted earnings (loss) per common share (in dollars)              (1.61)            1.94
Research and development expenditures                              2,893            2,748
Capital expenditures                                               3,221            2,874
Working capital                                                    2,091            4,181
Current ratio                                                       1.18             1.46
Return on average invested capital                                  (6.2)%            8.4%
Return on average stockholders' equity                              (7.6)%            9.4%
% of net debt to net debt plus equity                               26.8%            12.4%
Book value per common share (in dollars)                           20.33            22.21
Year-end employment (in thousands)                                   133              150

(1) The loss before income taxes, net loss and diluted loss per common share include special charges of $1.9 billion pre-tax, or $2.19 per share after-tax, resulting primarily from manufacturing consolidation, cost reduction and restructuring programs.

(2) Earnings before income taxes, net earnings and diluted earnings per common share include special charges of $306 million pre-tax, or 32 cents per share after-tax, resulting primarily from restructuring decisions to exit several unprofitable businesses.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

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

  KPMG LLP, independent auditors, are retained to audit Motorola's financial statements. Their accompanying report is based on audits conducted in accordance with generally accepted auditing standards, which include the consideration of the Company's internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

  The Board of Directors exercises its responsibility for these financial statements through its Audit and Legal Committee, which consists entirely of independent non-management Board members. The Audit and Legal Committee meets periodically with the independent auditors and with the Company's internal auditors, both privately and with management present, to review accounting, auditing, internal controls and financial reporting matters.



/s/ Christopher B. Galvin              /s/ Carl F. Koenemann
-------------------------              ---------------------
Christopher B. Galvin                  Carl F. Koenemann
Chief Executive Officer                Executive Vice President
                                       and Chief Financial Officer

Consolidated Financial Statements


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Motorola, Inc.:

  We have audited the accompanying consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ KPMG LLP
------------


Chicago, Illinois
January 13, 1999, except as to Note 8,
which is as of March 1, 1999

                                               Consolidated Financial Statements


                        Motorola, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                                        Years Ended December 31
(In millions, except per share amounts)                                               1998         1997        1996
NET SALES                                                                             $29,398      $29,794     $27,973
COSTS AND EXPENSES
 Manufacturing and other costs of sales                                                20,886       20,003      18,990
 Selling, general and administrative expenses                                           5,493        5,188       4,715
 Restructuring and other charges                                                        1,980          327          --
 Depreciation expense                                                                   2,197        2,329       2,308
 Interest expense, net                                                                    216          131         185
TOTAL COSTS AND EXPENSES                                                               30,772       27,978      26,198
EARNINGS (LOSS) BEFORE INCOME TAXES                                                    (1,374)       1,816       1,775
INCOME TAX PROVISION (BENEFIT)                                                           (412)         636         621
NET EARNINGS (LOSS)                                                                   $  (962)     $ 1,180     $ 1,154
BASIC EARNINGS (LOSS) PER COMMON SHARE                                                $ (1.61)     $  1.98     $  1.95
DILUTED EARNINGS (LOSS) PER COMMON SHARE                                              $ (1.61)     $  1.94     $  1.90
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                      598.6        612.2       609.0

See accompanying notes to consolidated financial statements.

                        Motorola, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                      December 31
                                                                 ----------------------
(In millions, except per share amounts)                             1998        1997
ASSETS
Current assets
Cash and cash equivalents                                           $ 1,453     $ 1,445
Short-term investments                                                  171         335
Accounts receivable, net                                              5,057       4,847
Inventories                                                           3,745       4,096
Deferred income taxes                                                 2,362       1,726
Other current assets                                                    743         787
                                                                    -------     -------
Total current assets                                                 13,531      13,236
                                                                    -------     -------
Property, plant and equipment, net                                   10,049       9,856
Other assets                                                          5,148       4,186
                                                                    -------     -------
TOTAL ASSETS                                                        $28,728     $27,278

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable and current portion of long-term debt                 $ 2,909     $ 1,282
Accounts payable                                                      2,305       2,297
Accrued liabilities                                                   6,226       5,476
                                                                    -------     -------
Total current liabilities                                            11,440       9,055
                                                                    -------     -------
Long-term debt                                                        2,633       2,144
Deferred income taxes                                                 1,188       1,522
Other liabilities                                                     1,245       1,285
                                                                    -------     -------
Stockholders' equity
Preferred stock, $100 par value issuable in series                       --          --
 Authorized shares: 0.5 (none issued)
Common stock, $3 par value                                            1,804       1,793
 Authorized shares: 1998 and 1997, 1,400
  Issued and outstanding: 1998, 601.1; 1997, 597.4
Additional paid-in capital                                            1,894       1,720
Retained earnings                                                     8,254       9,504
Non-owner changes to equity                                             270         255
                                                                    -------     -------
Total stockholders' equity                                           12,222      13,272
                                                                    -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $28,728     $27,278

See accompanying notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

                        Motorola, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Equity

                                                            Non-Owner Changes To Equity
                                                      ---------------------------------------
                                            Common     Fair Value
                                          Stock and    Adjustment     Foreign       Minimum
                                          Additional   To Certain     Currency      Pension
                                           Paid-In     Cost-Based   Translation    Liability   Retained    Comprehensive
(In millions, except per share amounts)    Capital    Investments   Adjustments   Adjustment   Earnings   Earnings (Loss)
--------------------------------------------------------------------------------------------------------  -------------------
Balances at January 1, 1996                   $3,261        $  77         $ (81)        $ --     $7,728
--------------------------------------------------------------------------------------------------------  -------------------
Net earnings                                                                                      1,154            1,154
Conversion of zero coupon
 notes                                             7
Fair value adjustment to certain
 cost-based investments:
  Reversal of prior period
   adjustment                                                 (77)                                                   (77)
  Recognition of current
   period unrecognized (loss)                                 (26)                                                   (26)
Change in foreign currency
 translation adjustments                                                    (40)                                     (40)
Stock options and other                           64
Dividends declared ($.46 per
 share)                                                                                            (272)
--------------------------------------------------------------------------------------------------------  -------------------
Balances at December 31, 1996                 $3,332        $ (26)        $(121)        $ --     $8,610           $1,011
--------------------------------------------------------------------------------------------------------  ===================
Net earnings                                                                                      1,180            1,180
Conversion of zero coupon
 notes                                             7
Fair value adjustment to certain
 cost-based investments:
  Reversal of prior period
   adjustment                                                  26                                                     26
  Recognition of current
   period unrecognized gain                                   533                                                    533
Change in foreign currency
 translation adjustments                                                   (119)                                    (119)
Minimum pension liability
 adjustment                                                                              (38)                        (38)
Stock options and other                          174
Dividends declared ($.48 per
 share)                                                                                            (286)
--------------------------------------------------------------------------------------------------------  -------------------
Balances at December 31, 1997                 $3,513        $ 533         $(240)        $(38)    $9,504           $1,582
--------------------------------------------------------------------------------------------------------  ===================
Net loss                                                                                           (962)            (962)
Conversion of zero coupon
 notes                                             3
Fair value adjustment to certain
 cost-based investments:
  Reversal of prior period
   adjustment                                                (533)                                                  (533)
  Recognition of current
   period unrecognized gain                                   476                                                    476
Change in foreign currency
 translation adjustments                                                     34                                       34
Minimum pension liability
 adjustment                                                                               38                          38
Stock options and other                          182
Dividends declared ($.48 per
 share)                                                                                            (288)
--------------------------------------------------------------------------------------------------------  -------------------
Balances at December 31, 1998                 $3,698        $ 476         $(206)        $ --     $8,254           $ (947)
--------------------------------------------------------------------------------------------------------  ===================

See accompanying notes to consolidated financial statements.

                                               CONSOLIDATED FINANCIAL STATEMENTS

                        Motorola, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                                Years Ended December 31
                                                                                              ----------------------------
(In millions)                                                                                   1998      1997      1996
-----------------------------------------------------------------------------------------------------------------------------

OPERATING
Net earnings (loss)                                                                           $  (962)  $ 1,180   $ 1,154
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
 Restructuring and other charges                                                                1,980       327        --
 Depreciation                                                                                   2,197     2,329     2,308
 Deferred income taxes                                                                           (933)      (98)     (162)
 Amortization of debt discount and issue costs                                                     11        10         8
 Gain on disposition of investments in affiliates, net of acquisition charges                    (146)     (116)      (78)
 Change in assets and liabilities, net of effects of acquisitions and dispositions:
  Accounts receivable                                                                            (238)     (812)      101
  Inventories                                                                                     254      (880)      308
  Other current assets                                                                             31      (114)      (69)
  Accounts payable and accrued liabilities                                                       (658)      830       398
  Other assets and liabilities                                                                   (515)      (60)      220
                                                                                              -------   -------   -------
Net cash provided by operating activities                                                       1,021     2,596     4,188
-----------------------------------------------------------------------------------------------------------------------------
INVESTING
Acquisitions and advances to affiliates                                                          (786)     (286)     (346)
Proceeds from dispositions of investments in affiliates                                           371       248       121
Capital expenditures                                                                           (3,221)   (2,874)   (2,973)
Proceeds from dispositions of property, plant and equipment                                       507       443       282
Sales (purchases) of short-term investments                                                       164       (37)       52
                                                                                              -------   -------   -------
Net cash used for investing activities                                                         (2,965)   (2,506)   (2,864)
-----------------------------------------------------------------------------------------------------------------------------
FINANCING
Proceeds from (repayment of) commercial paper and short-term borrowings                         1,627      (100)     (260)
Proceeds from issuance of debt                                                                    773       312        55
Repayment of debt                                                                                (293)     (102)      (37)
Issuance of common stock                                                                           99       137         7
Payment of dividends                                                                             (288)     (286)     (261)
                                                                                              -------   -------   -------
Net cash provided by (used for) financing activities                                            1,918       (39)     (496)
-----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                       34      (119)      (40)
-----------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          $     8   $   (68)  $   788
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  $ 1,445   $ 1,513   $   725
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                        $ 1,453   $ 1,445   $ 1,513
==============================================================================================================================

Supplemental Cash Flow Information
------------------------------------------------------------------------------------------------------------------------------

CASH PAID DURING THE YEAR FOR:
Interest                                                                                      $   286   $   211   $   237
Income taxes                                                                                  $   388   $   611   $   506
=============================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)

1.  Summary of Significant Accounting Policies

     Consolidation and Investments: The consolidated financial statements include the accounts of Motorola, Inc. and all majority-owned subsidiaries (the Company) in which it has control. The Company's investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company's investments in other entities are carried at their historical cost. Certain of these cost-based investments are marked-to-market at the balance sheet date to reflect their fair value with the unrealized gains and losses, net of tax, included in a separate component of stockholders' equity.

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

     Inventories: Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

     Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded principally using the declining-balance method, based on the estimated useful lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 2-12 years).

     Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period.

     Foreign Currency Translation: The Company's European and Japanese operations and certain non-consolidated affiliates use the respective local currencies as the functional currency. For all other operations, the Company uses the U.S. dollar as the functional currency. The effects of translating the financial position and results of operations of local functional currency operations into U.S. dollars are included in a separate component of stockholders' equity.

     Foreign Currency Transactions: The effects of remeasuring the non-functional currency assets or liabilities into the functional currency as well as gains and losses on hedges of existing assets or liabilities are marked-to-market, and the result is recorded within selling, general and administrative expenses in the statement of operations. Gains and losses on financial instruments which hedge firm future commitments are deferred until such time as the underlying transactions are recognized or recorded immediately when the transaction is no longer expected to occur. Foreign exchange financial instruments which hedge investments in foreign subsidiaries are marked-to-market, and the results are included in stockholders' equity. Other gains or losses on financial instruments which do not qualify as hedges are recognized immediately as income or expense.

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

     Reclassifications: Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 1998 presentation.

     Recent Accounting Pronouncements: As of January 1, 1998, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits."

  SFAS No. 130, which is solely a financial statement presentation standard, requires the Company to disclose non-owner changes included in equity but not included in net earnings or loss. These changes include the fair value adjustment to certain cost-based investments, the foreign currency translation adjustments and the minimum pension liability adjustment.

MOTOROLA, INC. AND SUBSIDIARIES                                         NOTES TO
(Dollars in millions, except as noted)         CONSOLIDATED FINANCIAL STATEMENTS

  SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders. The Company has restated the previously reported annual segment operating results to conform to the Statement's management approach.

  SFAS No. 132 only modifies the financial statement presentation of the Company's pension and postretirement benefit obligations and does not impact the measurement of such obligations.

  During 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. The Company is currently assessing the impact of this new statement but does not expect any material effect on its consolidated financial position, liquidity or results of operations.


2.  Finance Subsidiary

  The Company's finance subsidiary purchases customer obligations under long-term contracts from the Company.

  The finance subsidiary's interest revenue is included in the Company's consolidated net sales. Interest expense totaled $37 million in 1998, $13 million in 1997 and $14 million in 1996, and is included in manufacturing and other costs of sales. In addition, long-term finance receivables of $1.1 billion and $353 million at December 31, 1998 and 1997 are included in other assets.

Summary Financial Data of Consolidated Finance Subsidiary

                                      1998         1997        1996
Total revenue                         $    72       $  29       $  36
                                      -------       -----       -----
Net earnings                               21          11          14
                                      -------       -----       -----
Total assets                            1,330         457         341
                                      -------       -----       -----
Total debt                             (1,155)       (366)       (261)
                                      -------       -----       -----
Stockholder's investments and
 advances                             $   175       $  91       $  80

3.  Other Financial Data

Statement of Operations Information

Years ended December 31                 1998        1997        1996
Research and development                $2,893      $2,748      $2,394
                                        ------      ------      ------
Foreign currency (gains)/losses             20           2          (8)
                                        ------      ------      ------
Interest expense, net:
 Interest expense                          301         216         249
 Interest income                           (85)        (85)        (64)
                                        ------      ------      ------
  Interest expense, net                 $  216      $  131      $  185

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)



  The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share:

Years ended December 31                 1998       1997       1996
Basic earnings (loss) per
common share
Net earnings (loss)                    $  (962)     $1,180     $1,154
Weighted average common
 shares outstanding                      598.6       595.5      592.5
                                       -------      ------     ------
Per share amount                       $ (1.61)     $ 1.98     $ 1.95
                                       =======      ======     ======
Diluted earnings (loss) per
 common share
Net earnings (loss)                    $  (962)     $1,180     $1,154
Add: Interest on zero coupon
 notes, net                                 --           5          4
                                       -------      ------     ------
Net earnings (loss), as adjusted       $  (962)     $1,185     $1,158
                                       -------      ------     ------
Weighted average common
 shares outstanding                      598.6       595.5      592.5
Add: Effect of dilutive
 securities
 Stock options                              --        10.4        9.9
 Zero coupon notes                          --         6.3        6.6
                                       -------      ------     ------
Diluted wtd. average common
 shares outstanding                      598.6       612.2      609.0
                                       -------      ------     ------
Per share amount                       $ (1.61)     $ 1.94     $ 1.90

MOTOROLA, INC. AND SUBSIDIARIES                                         NOTES TO
(Dollars in millions, except as noted)         CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Information

December 31                                   1998          1997
Inventories:
  Finished goods                             $  1,033      $  1,078
  Work-in-process and production
    materials                                   2,712         3,018
                                             ---------     --------
    Total                                    $  3,745      $  4,096
                                             ---------     --------
Property, plant and equipment:
  Land                                       $    284      $    264
  Buildings                                     6,288         5,831
  Machinery and equipment                      16,316        15,285
                                             ---------     --------
                                               22,888        21,380
Less accumulated depreciation                 (12,839)      (11,524)
                                             ---------     --------
   Total                                     $ 10,049      $  9,856
                                             ---------     --------
Other assets:
  Equity-based investments in
    affiliated companies                     $    931      $    848
  Cost-based investments in
    affiliated companies                        1,431         1,208
  Fair value adjustment of certain
    cost-based investments                        787           881
 Long-term finance receivables                  1,062           353
 Other                                            937           896
                                             ---------     --------
    Total                                    $  5,148      $  4,186
                                             ---------     --------
Accrued liabilities:
  Dividends payable                          $     72      $     72
  Contribution to employees' profit
    sharing funds                                  78           115
  Income taxes payable                             84           175
  Taxes other than income taxes                   302           223
  Deferred revenue                                378           231
  Accrued warranties                              333           337
  Compensation                                    548           683
  Restructuring and other accruals                666           159
  Contract reserves                             1,057         1,160
  Other                                         2,708         2,321
                                             ---------     --------
    Total                                    $  6,226      $  5,476

     Contract field inventories, which are included in finished goods, are inventories held by customers for which no sales have yet been recorded. At December 31, 1998 and 1997, contract field inventories were $125 million and $136 million, respectively.

     Unbilled receivables which are included in accounts receivable but not yet billed to the customers were $600 million and $525 million at December 31, 1998 and 1997, respectively.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the carrying value of certain cost-based investments to be adjusted to fair value. The Company recorded an increase to stockholders' equity, other assets and deferred income taxes of $476 million, $787 million and $311 million as of December 31, 1998; and an increase to stockholders' equity, other assets and deferred income taxes of $533 million, $881 million and $348 million as of December 31, 1997.

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)

Leases

     The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and data processing and other equipment under principally noncancelable operating leases. Rental expense, net of sublease income, was $320 million in 1998, $308 million in 1997 and $279 million in 1996. At December 31, 1998, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond, in millions, are as follows: 1999, $135; 2000, $98; 2001, $69; 2002, $43; 2003, $34; beyond, $86.

4.  Debt and Credit Facilities

Long-term debt

December 31                                       1998       1997
7.5% debentures due 2025                         $  398     $  398
6.5% debentures due 2025 (redeemable
  at the holders' option in 2005)                   397        397
7.6% notes due 2007                                 300        300
5.8% debentures due 2008                            322         --
6.5% debentures due 2008                            199        199
6.5% debentures due 2028                            439         --
5.22% debentures due 2097                           225        225
Zero coupon notes due 2009                           24         24
Zero coupon notes due 2013                           80        337
8.4% debentures due 2031 (redeemable
  at the holders' option in 2001)                   200        200
Other long-term debt                                 57         84
                                                 ------     ------
                                                  2,641      2,164
Less current maturities                               8         20
                                                 ------     ------
Long-term debt                                   $2,633     $2,144


Short-term debt

December 31                                       1998       1997
Notes to banks                                   $  157     $  268
Commercial paper                                  2,739        989
Other short-term debt                                 5          5
                                                 ------     ------
                                                  2,901      1,262
Add current maturities of long-term
  debt                                                8          20
                                                 ------      ------
Notes payable and current portion of
  long-term debt                                 $2,909      $1,282

Weighted average interest rates on
 short-term borrowings
Commercial paper                                    5.4%        5.5%
Other short-term debt                               8.0%        7.3%

MOTOROLA, INC. AND SUBSIDIARIES                                        NOTES TO
(Dollars in millions, except as noted)        CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 1998, the outstanding zero coupon notes due 2009, referred to as Liquid Yield Option/TM/ Notes (LYONs/TM/), had a face value at maturity and net carrying value of $43 million and $24 million, respectively. The 2009 LYONs were originally priced at a 6% yield to maturity and are convertible into
18.268 shares of the Company's common stock for each $1,000 note. The Company can redeem these notes at any time at their accreted values. In addition, on September 7, 1999, and September 7, 2004, the Company will become obligated at the election of the holders thereof to purchase those notes for which written notice requesting redemption has been received. Purchase prices are $533.68 and $744.10 per $1,000 principal amount at September 7, 1999, and September 7, 2004, respectively, plus accrued original issue discount calculated to each such date.

     On September 28, 1998, the Company redeemed $368 million principal amount at maturity of its outstanding LYONs due 2013 at the election of the holders thereof. The Company made a total payment of $263 million to redeem these LYONs.

     At December 31, 1998, the LYONs due 2013 had a face value at maturity and net carrying value of $111 million and $80 million, respectively. The 2013 LYONs were originally priced at a 2.25% yield to maturity and are convertible into
11.178 shares of the Company's common stock for each $1,000 note. The Company can redeem these notes at any time at their accreted values. In addition, on September 27, 2003, and September 27, 2008, the Company will become obligated at the election of the holders thereof to purchase those notes for which written notice requesting redemption has been received. Purchase prices are $799.52 and $894.16 per $1,000 principal amount at September 27, 2003, and September 27, 2008, respectively, plus accrued original issue discount calculated to each such date.

     The LYONs issues are subordinated to all existing and future senior indebtedness of the Company and rank on a parity with each other.

     On October 20, 1998, the Company sold an aggregate face principal amount at maturity of $325 million of 5.80% Notes due October 15, 2008. The net proceeds to the Company from the issuance and sale of the Notes were $322 million. On November 23, 1998, the Company sold an aggregate face principal amount at maturity of $445 million of 6.50% Debentures due November 15, 2028. The net proceeds to the Company from the issuance and sale of the Debentures were $439 million. The Company used the proceeds from both debt issuances to reduce short term indebtedness and for other general corporate purposes.

     Aggregate requirements for debt maturities, in millions, during the next five years are as follows: 1999, $8; 2000, $7; 2001, $3; 2002, $1; 2003, $1.

     The Company and its finance subsidiary have revolving domestic credit agreements of one and five years with a group of banks for $2.5 billion. The one year and five year revolving domestic credit agreements expire in September of 1999 and September of 2002, respectively. Commitment fees assessed against the daily average amounts unused range from 4 to 5 basis points. These domestic credit agreements contain various conditions, covenants and representations with which the Company was in compliance at December 31, 1998. The Company also has non-U.S. credit facilities with interest rates on borrowings varying from country to country depending upon local market conditions. Commitment fees against unused amounts are 25 basis points. At December 31, 1998, the Company's total domestic and non-U.S. credit facilities aggregated $4.6 billion, of which $187 million were used and the remaining $4.4 billion were available to back up outstanding commercial paper which totaled $2.7 billion.

     Outstanding letters of credit aggregated approximately $193 million and $172 million at December 31, 1998 and 1997, respectively.

LYONs is a trademark of Merrill Lynch & Co., Inc.

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)

5.  Risk Management

Derivative Financial Instruments

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

     At December 31, 1998 and 1997, the Company had net outstanding foreign exchange contracts totaling $1.8 billion and $2.1 billion, respectively. Most of the hedge contracts, which are over-the-counter instruments, mature within three months with the longest maturity extending out four years. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged. At December 31, 1998, deferred gains totaled $3.5 million and deferred losses totaled $4.3 million. At December 31, 1997, deferred gains totaled $9.7 million and deferred losses totaled $2.1 million. The following schedule shows the five largest net foreign exchange hedge positions as of December 31, 1998 and 1997:

                                     Buy (Sell)
                                 -----------------
December 31                       1998       1997
Japanese Yen                     $(674)     $(795)
Italian Lira                      (194)      (227)
German Mark                       (184)       (91)
European Currency Unit            (105)        --
Chinese Renminbi                  (100)        --

     The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, it does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations.

     At December 31, 1998 and 1997, the Company had no outstanding interest rate swaps, commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not have any derivatives to hedge the value of its equity investments in affiliated companies.

Fair Value of Financial Instruments

     The Company's financial instruments include cash equivalents, short-term investments, accounts receivable, long-term finance receivables, accounts payable, notes payable, long-term debt, foreign currency contracts and other financing commitments.

MOTOROLA, INC. AND SUBSIDIARIES                                         NOTES TO
(Dollars in millions, except as noted)         CONSOLIDATED FINANCIAL STATEMENTS

     Using available market information, the Company determined that the fair value of long-term debt at December 31, 1998 was $2.8 billion compared to a carrying value of $2.6 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

     The fair value of the other financing commitments could not be reasonably estimated at December 31, 1998. The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 1998.

6.   Income Taxes

Components of earnings (loss) before income taxes

Years ended December 31                  1998        1997        1996
United States                          $(2,262)     $  307      $  433
Other nations                              888       1,509       1,342
                                       --------     ------      ------
  Total                                $(1,374)     $1,816      $1,775

Components of income tax
  provision (benefit)

Years ended December 31                  1998        1997        1996
Current:
  United States                        $    40      $  416      $  416
  Other nations                            472         234         245
  State (U.S.)                               9          89          90
                                       --------     -------     -------
                                           521         739         751
Deferred                                  (933)       (103)       (130)
                                       --------     -------     -------
Income tax provision (benefit)         $  (412)     $  636      $  621

     Tax adjustments to stockholders' equity, which resulted primarily from fair value adjustments related to cost-based investments, were ($37) million, $365 million and ($68) million for the years ended December 31, 1998, 1997 and 1996, respectively. Except for certain earnings that the Company intends to reinvest indefinitely, provisions have been made for the estimated U.S. federal income taxes applicable to undistributed earnings of subsidiaries and affiliated companies. Undistributed earnings for which no U.S. income tax has been provided aggregated $4.8 billion, $4.3 billion and $4.0 billion at December 31, 1998, 1997 and 1996, respectively. Should these earnings be distributed, foreign tax credits may reduce the additional U.S. income tax which would be payable. In cases where taxes are provided on such undistributed earnings, those taxes have been included in U.S. income taxes.

     At December 31, 1998, certain non-U.S. subsidiaries had loss carryforwards for income tax reporting purposes of $188 million, with expiration dates starting in 1999.

Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax provision (benefit)

Years ended December 31                    1998       1997       1996
Income tax expense (benefit) at
  statutory rate                          $(481)     $ 636      $ 621
Taxes on non-U.S. earnings                  186         67         92
State income taxes                         (122)        (1)         7
Foreign Sales Corporation                   (80)       (65)       (73)
Non-deductible acquisition charges           67         --         --
Other                                        18         (1)       (26)
                                          ------      -----      -----
Income tax provision (benefit)            $(412)     $ 636      $ 621

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)

Significant deferred tax assets (liabilities)

 December 31                                 1998        1997
Inventory reserves                           $  612      $ 488
Contract accounting methods                     226        282
Employee benefits                               179        260
Capitalized items                               223        142
Tax basis differences on investments            (83)      (176)
Depreciation                                   (277)      (209)
Undistributed non-U.S. earnings                (636)      (673)
Restructuring reserves                          271         --
Net operating loss                              397         --
Other                                           262         90
                                             ------      -----
Net deferred tax asset                       $1,174      $ 204

     Gross deferred tax assets were $4.2 billion and $2.8 billion at December 31, 1998 and 1997, respectively. Gross deferred tax liabilities were $3.0 billion and $2.6 billion at December 31, 1998 and 1997, respectively. The deferred tax asset is considered realizable given past income and estimates of future income. These considerations include, but are not limited to, net operating losses, earnings trends and tax planning strategies.

     The Internal Revenue Service (IRS) has examined the federal income tax returns for the Company through 1991 and has settled the respective returns through 1987. The IRS has proposed certain adjustments to the Company's income and tax credits for the years 1988 through 1991 which would result in additional tax. The Company disagrees with most of the proposed adjustments and is contesting them at the Appeals level of the IRS. The IRS is currently performing the field level examination of the 1992 through 1995 tax returns and has proposed income adjustments. In the opinion of the Company's management, the final disposition of these matters, and proposed adjustments from other tax authorities, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.


7. Employee Benefit and Incentive Plans

Pension Benefits

     The Company's noncontributory pension plan (the Regular Pension Plan) covers most U.S. employees after one year of service. The benefit formula is dependent upon employee earnings and years of service. The Company's policy is to fund the accrued pension cost or the amount allowable based on the full funding limitations of the Internal Revenue Code, if less. The Company has a noncontributory supplemental retirement benefit plan for its elected officers. The plan contains provisions for funding the participants' expected retirement benefits when the participants meet the minimum age and years of service requirements. The Company has an additional noncontributory supplemental retirement benefit plan (the Motorola Supplemental Pension Plan--MSPP) which provides supplemental benefits in excess of the limitations imposed by the Internal Revenue Code on the Regular Pension Plan for U.S. employees (excluding elected officers).

     Certain non-U.S. subsidiaries have varying types of retirement plans providing benefits for substantially all of their employees. Amounts charged to earnings for all non-U.S. plans were $95 million in 1998, $106 million in 1997 and $103 million in 1996.

     The Company uses a five-year (three years for 1992 through 1997), market-related asset value method of amortizing asset-related gains and losses. Net transition amounts and prior service costs are being amortized over periods ranging from 9 to 15 years.

MOTOROLA, INC. AND SUBSIDIARIES                                         NOTES TO
(Dollars in millions, except as noted)         CONSOLIDATED FINANCIAL STATEMENTS

     Benefits under all U.S. pension plans are valued based upon the projected unit credit cost method. The assumptions used to develop the projected benefit obligations for the plans for the years ended December 31, 1998 and 1997 were as follows:

                                                1998       1997
Discount rate for obligations                   7.00%      7.75%
Future compensation increase rate               4.00%      4.50%
Investment return assumption (regular)          9.00%      9.00%
Investment return assumption (elected
 officers)                                      6.00%      6.00%

     Accounting literature requires discount rates to be established based on prevailing market rates for high-quality fixed-income instruments that, if the pension benefit obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. At December 31, 1998, the investment portfolio was predominantly equity investments, which have historically realized annual returns at or significantly above the assumed investment return rate. The Company believes short-term changes in interest rates should not affect the measurement of the Company's long-term obligation.

     The net U.S. periodic pension cost for the years ended December 31, 1998, 1997 and 1996 for the regular pension plan and the elected officers' supplemental retirement benefit plan was as follows:

Regular Pension Plan

                                            1998       1997       1996
Service cost                               $ 176      $ 157      $ 147
Interest cost                                174        146        124
Expected return on plan assets              (205)      (166)      (134)
Amortization of:
 Unrecognized net loss                        --         --          3
 Unrecognized net asset                      (11)       (11)       (11)
                                           -----      -----      -----
Net periodic pension cost                  $ 134      $ 126      $ 129

Elected Officers' Supplemental Retirement Benefit Plan

                                            1998       1997       1996
Service cost                               $  22      $  22      $  22
Interest cost                                 11         11          8
Expected return on plan assets                (5)        (3)        (3)
Amortization of:
 Unrecognized net loss                         8          5          2
 Unrecognized prior service cost               6          6          6
 Unrecognized net obligation                   1          1          1
Settlement expense                             7          4          3
                                           -----      -----      -----
 Net periodic pension cost                 $  50      $  46      $  39

     The net periodic pension cost for the Motorola Supplemental Pension Plan was $3 million in 1998 and $2 million in 1997 and 1996.

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)

     The status of the Company's plans at December 31 are shown in the following table.

                                                                 1998                      1997
                                                          ------------------        ------------------
                                                                     Elected                   Elected
                                                                    Officers                  Officers
                                                                         and                       and
                                                          Regular       MSPP        Regular       MSPP
Change in benefit obligation
 Benefit obligation at January 1                          $2,165         $156       $1,863         $140
 Service cost                                                176           23          157           23
 Interest cost                                               174           12          146           12
 Actuarial (gain) loss                                       398           26           35           40
 Benefit payments                                            (45)         (43)         (36)         (59)
 Benefit obligation at December 31                        $2,868         $174       $2,165         $156


Change in plan assets
 Fair value at January 1                                  $2,493         $113       $1,927         $ 76
 Actual return on plan assets                                508            9          418            7
 Company contributions                                       130           63          184           89
 Benefit payments                                            (45)         (43)         (36)         (59)
 Fair value at December 31                                $3,086         $142       $2,493         $113
Funded status of the plan                                    218          (32)         328          (43)
Unrecognized net (gain) loss                                (193)          99         (286)          94
Unrecognized prior service cost                               --           12           --           19
Unrecognized net transition (asset) liability                 --            2          (11)           3
 Net pension asset recognized in balance sheet            $   25         $ 81       $   31         $ 73

                                                                            1998                      1997
                                                                     -------------------       ------------------
                                                                                 Elected                  Elected
                                                                                Officers                 Officers
                                                                                     and                      and
                                                                     Regular        MSPP       Regular       MSPP
Components of net pension asset recognized in balance sheet:
 Prepaid benefit cost                                                    $25        $ 90         $31          $ --
 Intangible asset                                                         --           4          --            19
 Accrued benefit liability                                                --         (13)         --           (20)
 Deferred income taxes                                                    --          --          --            36
 Non-owner changes to equity                                              --          --          --            38
Total recognized net pension asset                                       $25        $ 81         $31          $ 73

Postretirement Health Care Benefits

     In addition to providing pension benefits, the Company provides certain health care benefits to its retired employees. The majority of its domestic employees may become eligible for these benefits if they meet age and service requirements upon termination of employment. The Company's policy is to fund the maximum amount allowable based on funding limitations of the Internal Revenue Code.

     The assumptions used to develop the accumulated postretirement benefit obligation for the retiree health care plan for the years ended December 31, 1998 and 1997 were as follows:

                                     1998       1997
Discount rate for obligations        7.00%      7.75%
Investment return assumptions        9.00%      9.00%

MOTOROLA, INC. AND SUBSIDIARIES                                         NOTES TO
(Dollars in millions, except as noted)         CONSOLIDATED FINANCIAL STATEMENTS

     Net retiree health care expenses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                         1998       1997       1996
Service cost                              $  14      $  13      $  12
Interest cost                                32         29         27
Expected return on plan assets              (22)       (16)       (11)
Amortization of unrecognized net
 loss                                         2          3          4
Net retiree health care expense           $  26      $  29      $  32

     The funded status of the plan at December 31 is shown in the following table. Plan assets are comprised primarily of equity securities, bonds and cash equivalents.

                                              1998       1997
Change in benefit obligation
Benefit obligation at January 1                $ 413      $ 385
Service cost                                      14         13
Interest cost                                     32         29
Actuarial (gain) loss                             49         (1)
Benefit payments                                 (15)       (13)
                                               -----      -----
Benefit obligation at December 31              $ 493      $ 413


Change in plan assets
Fair value at January 1                        $ 263      $ 185
Actual return on plan assets                      54         42
Company contributions                             26         49
Benefit payments                                 (15)       (13)
                                               -----      -----
Fair value at December 31                      $ 328      $ 263
Funded status of the plan                       (165)      (150)
Unrecognized net loss                             55         41
Unrecognized prior service cost                   (1)        (1)
                                               -----      -----
Pension liability recognized in balance
 sheet                                         $(111)     $(110)

     The health care trend rate used to determine the pre-age 65 accumulated postretirement benefit obligation was 7.11% for 1998, decreasing to 6.00% or 5.00% for medical benefits, depending on the option chosen, by the year 2002 and beyond. A flat 5% rate per year is used for the post-age 65 obligation. Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net retiree health care expense as follows:

                                        1% Point      1% Point
                                        Increase      Decrease
Effect on:
 Accumulated postretirement
  benefit obligation                           $43          $(54)
 Net retiree health care expense                 5            (6)

     The Company has no significant postretirement health care benefit plans outside of the United States.

Other Benefits

     Profit Sharing Plans: The Company and certain subsidiaries have profit sharing plans, principally contributory, in which all eligible employees participate. The Company makes contributions to profit sharing plans in the United States and other nations, which are generally based upon percentages of pretax earnings, as defined, from those operations. Company contributions during 1998, 1997 and 1996 were $71 million, $108 million and $105 million, respectively.

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)

     Motorola Executive Incentive Plan: The Company may provide up to 7% of its annual consolidated pretax earnings after deducting 5% of capital employed, each defined in the Motorola Executive Incentive Plan, for the payment of cash incentive awards to key employees. During 1998, there was no provision for incentive awards. Provisions for incentive awards in 1997 and 1996 were $56 million and $55 million, respectively.

     Long Range Incentive Program: The Company has a Long Range Incentive Program to reward participating elected officers for the Company's achievement of outstanding long-range performance, based on four performance objectives measured over four-year cycles. These objectives are benchmarked and evaluated against both similar-industry companies and internal Motorola objectives. During both 1998 and 1997, $21 million was provided for long-range incentive awards as compared to $22 million in 1996.

     Stakeholders Plan: This program is available to eligible Motorola employees who are not participating in the Motorola Executive Incentive Plan or certain other incentive plans. Stakeholders awards are earned and paid annually to participants and depend, first, on the Company and, in most cases, the major business unit in which the participant works, exceeding a minimum return on net assets percentage (as determined by the Company) during the calendar year and, second, the extent to which such minimum was exceeded. Payments are made 50% in cash and 50% in the Company's common stock where legally permitted or practicable, otherwise all in cash. The Company will acquire shares for the program through open market cash purchases and will not issue new shares. During 1998, there was no provision for stakeholders awards. Provisions for the stakeholders awards in 1997 and for the RONA incentive plan award (a predecessor plan) in 1996 were $188 million and $32 million, respectively.

     Stock Options: Under the Company's stock option plan, options to acquire shares of common stock have been made available for grant to certain employees and non-employee directors. Each option granted has an exercise price of 100% of the market value of the common stock on the date of grant. The contractual life of each option is 10 years. Substantially all of the options vest in one year.

     Pursuant to Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company has elected to account for its stock option plan under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock option plan. The Company has evaluated the pro forma effects of Statement 123 and as such, net earnings (loss), basic earnings (loss) per common share and diluted earnings (loss) per common share would have been as follows:

                                     1998        1997       1996
Net earnings (loss)
 As reported                       $  (962)     $1,180     $1,154
 Pro forma                         $(1,072)     $1,114     $1,087
Basic earnings (loss) per
 common share
 As reported                       $ (1.61)     $ 1.98     $ 1.95
 Pro forma                         $ (1.79)     $ 1.87     $ 1.84
Diluted earnings (loss) per
 common share
 As reported                       $ (1.61)     $ 1.94     $ 1.90
 Pro forma                         $ (1.79)     $ 1.83     $ 1.79

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                 1998         1997         1996
Risk-free interest rate           4.52%        5.71%        6.25%
Dividend yield                    0.80%        0.77%        0.73%
Expected volatility              31.33%       29.83%       26.30%
Expected life in years               5            5            5
Per option fair value           $   18       $   16       $   18

MOTOROLA, INC. AND SUBSIDIARIES                                         NOTES TO
(Dollars in millions, except as noted)         CONSOLIDATED FINANCIAL STATEMENTS

The plan has approximately 20,100 current stock option holders. Stock option activity was as follows:

                                                             1998                    1997                    1996
                                                    ----------------------  ----------------------  ----------------------
                                                      Shares     Wtd. avg.    Shares     Wtd. avg.    Shares     Wtd. avg.
(In thousands, except exercise price and            subject to   exercise   subject to   exercise   subject to   exercise
employee data)                                        options      price      options      price      options      price
Options outstanding at January 1                        33,273      $46       30,646        $39       26,385        $34
Additional options granted                              10,380      $54        6,862        $65        6,295        $54
Options exercised                                       (1,703)     $24       (3,867)       $27       (1,846)       $17
Options terminated, cancelled or expired                  (300)     $59         (368)       $49         (188)       $68
Options outstanding at December 31                      41,650      $49       33,273        $46       30,646        $39
Options exercisable at December 31                      30,778      $47       26,131        $41       24,337        $35
Approx. number of employees granted options             16,100                14,800                  13,800

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                 Options Outstanding             Options Exercisable
                         -------------------------------------  ----------------------
                                    Wtd. avg.     Wtd. avg.                 Wtd. avg.
                         No. of     exercise     contractual     No. of     exercise
Exercise price range:    options      price     life (in yrs.)   options      price
$ 9--$15                   4,979       $14            2.2         4,979        $14
$16--$30                   3,748       $26            3.9         3,748        $26
$31--$45                   2,549       $44            4.9         2,549        $44
$46--$60                  23,723       $55            8.4        13,037        $56
$61--$75                   6,249       $65            8.8         6,147        $65
$76--$83                     402       $80            8.3           318        $79
                          ------                                 ------
                          41,650                                 30,778
                          ------                                 ------

8. Commitments and Contingencies

     Financial: At December 31, 1998, the Company owned, directly and indirectly, approximately 19% of Iridium LLC (Iridium LLC and its operating subsidiary, Iridium Operating LLC, are collectively referred to as Iridium). The Company accounts for its investment in Iridium under the equity method of accounting due to its financial influence on Iridium in the form of guarantees of Iridium's indebtedness, its contract with Iridium for the operation and maintenance of the global personal communications system and other financial commitments as more fully discussed below.

     The following table summarizes the Company's equity and bond investments in Iridium and investments in the Iridium gateway companies as of December 31, 1998, and the amounts owed to the Company by Iridium under several contracts as of February 27, 1999:

---------------------------------------------------------------------------------
Investments:
  Equity investment in Iridium                                               $ 50
  Bond investment in Iridium                                                  157
  Investments in Iridium Gateway companies                                     56
                                                                             ----
    Total                                                                    $263
                                                                             ====

Accounts Receivable:
  Operations & maintenance contract                                          $176
  Other contracts                                                              88
                                                                             ----
    Total                                                                    $264
                                                                             ====
---------------------------------------------------------------------------------

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)

The Company's equity and bond investment in Iridium and its equity investments in several Iridium gateway companies aggregated approximately $263 million at December 31, 1998, and are included in the consolidated balance sheet in Other Assets. The Company's remaining equity investment in Iridium was approximately $50 million at December 31, 1998. The Company expects to record losses equal to this remaining equity investment by the end of the first quarter of 1999. The Company's bond investment in Iridium consisted of $157 million face principal amount of senior subordinated discount notes. The notes mature on March 1, 2006, and accrue cash interest at a rate of 14 1/2% per annum payable semi-annually commencing on September 1, 2001. The notes will be subject to redemption at the option of Iridium at any time on or after March 1, 2001. The Company's investments in Iridium gateway companies was approximately $56 million. The Company's ownership percentages in these gateway companies ranged from approximately 20% to 100%.

     Unless otherwise indicated, the following table summarizes as of December 31, 1998, the Company's bank guarantees and other financial commitments for which it is obligated should certain conditions or events occur and contractual commitments to Iridium and other obligations:

-----------------------------------------------------------------------------------
Bank Guarantees and Other Financial Commitments:
  Senior Secured Credit Agreement capital call                                 $ 50
  Senior Guaranteed Credit Agreement                                           $750
  Conditional Guarantee                                                  See Below


Contractual Commitments and Other Obligations:
  Operations & Maintenance contract maximum
    deferrable commitment                                                      $400
  Amount deferred as of February 27, 1999                                       176
                                                                               ----
    Remaining deferrable commitment                                            $224
                                                                               ====

  Obligations to subcontractors                                                $109
                                                                               ====
  Assets at risk and other estimated potential
    Contractual obligations                                                    $791
                                                                               ====
-----------------------------------------------------------------------------------

     Iridium's bank facilities include an $800 million Senior Secured Credit Agreement. That agreement contains subscriber and revenue targets and other conditions that Iridium must meet to avoid default. On March 1, 1999, Iridium announced that it was likely that it would not meet its first quarter 1999 subscriber and revenue targets. There can be no assurances that the lenders under this credit agreement will revise those targets so that Iridium does not default or that they will waive such default. If a default occurs under the Senior Secured Credit Agreement, those lenders could execute on their security interest in substantially all of Iridium's assets and require certain investors in Iridium to comply with their capital call requirements, which in the Company's case would be approximately $50 million. If this investment was required, it would be subject to the same accounting treatment applied to the Company's prior equity investment in Iridium.

     In addition, if Iridium defaults under its Senior Secured Credit Agreement it will be in default under a $750 million Senior Guaranteed Credit Agreement which the Company has directly guaranteed. The majority of this facility is scheduled to mature on December 31, 2000 and the remainder is scheduled to mature on December 31, 2001. Iridium has used and is using the proceeds of this senior guaranteed facility generally to make payments to the Company for the Iridium system. If Iridium were to default under the $750 million Senior Guaranteed Credit Agreement, the banks providing loans under the Senior Guaranteed Credit Agreement could terminate Iridium's ability to make further draws under that agreement, accelerate all the outstanding obligations under that agreement and require the Company to satisfy its guarantee obligations.

     Also, although the Company has not directly guaranteed the Senior Secured Credit Agreement, it has agreed to guarantee an additional $350 million of Iridium debt upon Iridium's request, subject to certain conditions, most significantly non-payment by Iridium of certain obligations owed to Motorola and compliance with the terms of the Agreement Regarding Guarantee between Motorola and Iridium LLC. If Iridium requests that the Company provide this additional guarantee, it may be used by Iridium to guarantee or reduce the amount outstanding under the Senior Secured Credit Agreement. The Company believes it is likely that Iridium will ask the Company to make this additional $350 million guarantee available in the near future, either for working capital or in some manner related to the Senior Secured Credit Agreement.

MOTOROLA, INC. AND SUBSIDIARIES                                         NOTES TO
(Dollars in millions, except as noted)         CONSOLIDATED FINANCIAL STATEMENTS

     The Company has also provided up to $400 million of financial support directly to Iridium by deferring amounts owed under a contract with the Company. As of February 27, 1999, Iridium has deferred $176 million of payments and the Company expects that Iridium will continue to defer payments. The repayment of these deferred payments is subordinated to repayment of Iridium's senior secured bank loans, as is the repayment to the Company by Iridium of any amounts the Company pays to banks under its guarantees and some other obligations owed to the Company. Approximately $88 million is owed to the Company by Iridium, apart from the deferred payments described above, as of February 27, 1999.

     The Company has several contracts valued at $3.2 billion with Iridium for the operation and maintenance of the global personal communications system. Through the end of 1998, the Company has earned and received payments approximating $242 million under these contracts. The Company has significant subcontracts for portions of the system, for which it will generally remain obligated in the amount of $109 million as of December 31, 1998 even if Iridium is unable to satisfy the terms of the contracts with the Company. In addition, the Company has substantial investments in assets related to these contracts, such as inventory, manufacturing equipment, buildings and other potential obligations in connection with these contracts, the value of which the Company estimated to be $791 million as of December 31, 1998.

     The following tables provide summary financial information about Iridium, as provided by Iridium in its 1998 Annual Report:

Summary Balance Sheet Information for Iridium

December 31                                              1998                 1997
-----------------------------------------------------------------------------------
Current assets                                          $   57               $  379
Property and equipment, net                              3,584                1,526
Other assets                                                98                1,741
                                               ------------------------------------
    Total assets                                        $3,739               $3,646
-----------------------------------------------------------------------------------

Current liabilities                                     $  297               $  467
Long-term debt and other liabilities                     2,965                1,544
                                               ------------------------------------
    Total liabilities                                   $3,262               $2,011
-----------------------------------------------------------------------------------
Total equity                                            $  477               $1,635
-----------------------------------------------------------------------------------

Summary Results of Operations for Iridium

Years ended December 31                                1998                 1997                 1996
------------------------------------------------------------------------------------------------------
Revenues                                              $  ---                $ ---                $ ---
Operating Loss                                           988                  297                   71
Net Loss                                               1,253                  294                   74
Net Loss applicable to Class 1 Interests              $1,259                $ 299                $  77
------------------------------------------------------------------------------------------------------

     The following table presents the Company's equity losses and development and commercialization provisions related to Iridium for the years ended December 31, 1998, 1997 and 1996, and the ending balances for the development and commercialization reserves as of December 31, 1998, 1997 and 1996:

Years ended December 31                                 1998                 1997                 1996
-------------------------------------------------------------------------------------------------------
 Company's share of Iridium's net loss
   applicable to Class 1 Interests                      $ 265                $  48                $  17
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
 Development and Commercialization provisions           $  95                $ 132                $ 145
 Development and Commercialization reserves             $ 649                $ 554                $ 422
-------------------------------------------------------------------------------------------------------

     The Company's share of Iridium's net loss is included in selling, general and administrative expenses in the consolidated statements of operations.

     The development and commercialization provision for 1998 was $95 million of which $81 million was included in cost of sales and $14 million was included in selling, general and administrative expenses in the consolidated statements of operations. The related provisions for 1997 and 1996 were $132 million and $145 million, respectively, and were included in cost of sales in the consolidated statements of operations. Prior to 1996, the Company provided $277 million related to development and commercialization risks associated with the Iridium program through cost of sales.

     The development and commercialization reserve as of December 31, 1998 was $649 million of which $529 million was included in accrued liabilities and $120 million was included in other liabilities on the consolidated balance sheets. The related reserves for 1997 and 1996 were $554 million and $422 million, respectively, and are included in accrued liabilities in the consolidated balance sheets.

     The loss of the value of its investment in Iridium and Iridium gateway companies, the failure of Iridium to make contractual payments to the Company or any default by Iridium under its credit agreements and debt instruments which results in the acceleration of Iridium debt or the Company having to perform under its Iridium guarantee obligations would have a material adverse effect on the Company's consolidated financial position, liquidity and results of operations.

     At December 31, 1998, the Company's percentage interest in Nextel Communications, Inc. (Nextel) was approximately 20%. The cost basis and fair value of the Nextel investment were $837 million and $1.3 billion, respectively, at December 31, 1998. The investment is included in Other Assets.

     The off-balance sheet commitment to Nextel for equipment financing aggregated $485 million at December 31, 1998. This amount represents the maximum available commitment and may not be completely utilized by Nextel. At December 31, 1998, approximately $160 million of this commitment was outstanding.

     Excluding Iridium and Nextel, the Company has an off-balance sheet commitment at December 31, 1998, to guarantee approximately $440 million of debt of affiliates.

     Except as noted above, the Company had no other significant concentrations of credit risk as of December 31, 1998.

     Environmental and Legal: Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund) and equivalent state law, the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable, and these totaled $86 million and $87 million at December 31, 1998 and 1997, respectively. The amount of such charges to earnings was $12 million, $36 million and $29 million in 1998, 1997 and 1996, respectively. However, due to their uncertain nature, the amounts accrued could differ, perhaps significantly, from the actual costs that will be incurred. These amounts assume no substantial recovery of costs from any insurer. The remedial efforts include environmental cleanup costs and communication programs. These liabilities represent only the Company's share of any possible costs incurred in environmental cleanup sites, since in most cases, potentially responsible parties other than the Company may exist.

     The Company is a defendant in various suits, including environmental and product-related suits, and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

9. Information by Segment and Geographic Region

     The Company implemented Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" as of January 1, 1998. This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to shareholders. This Statement is not required to be applied to interim financial statements in the initial year of application. The Company has restated the previously reported annual segment operating results to conform to the Statement's management approach.

     The Company's operations are predominantly in the wireless communication, semiconductor technology and advanced electronics industries and involve the design, manufacture and sale of a diversified line of products. The Company's reportable segments have been determined based on the nature of the products offered to customers, which include, but are not limited to, cellular phones and systems; semiconductors (including discrete semiconductors and integrated circuits); two-way radios and personal communications equipment and systems; and pagers and data communications equipment and systems. Automotive, defense and space electronic products are part of the Other Products segment.

     The accounting policies of the segments are the same as those described in
Note 1 Summary of Significant Accounting Policies. Segment operating results are measured based on profit (loss) before tax adjusted, if necessary, for certain segment specific items. Intersegment and intergeographic sales are accounted for on an arm's length pricing basis. Intersegment sales included in adjustments and eliminations were $2.8 billion, $3.2 billion and $2.7 billion for the years ended December 31, 1998, 1997 and 1996, respectively. These sales were primarily from the Semiconductor Products segment and the Integrated Electronic Systems Sector (formerly the Automotive, Component, Computer and Energy Sector) included in the Other Products segment. Intersegment sales from the Semiconductor Products segment were $1.6 billion, $1.8 billion and $1.6 billion for the years ended December 31, 1998, 1997 and 1996, respectively. For these same periods, intersegment sales from the Integrated Electronic Systems Sector were $0.9 billion, $1.0 billion and $0.9 billion, respectively. Net sales by geographic region are measured by the location of the revenue-producing operations.

     Identifiable assets (excluding intersegment receivables) are the Company's assets that are identified with classes of similar products or operations in each geographic region. Corporate assets primarily include cash, marketable securities, equity investments and the administrative headquarters of the Company.

     In 1998, 1997 and 1996, no single customer or group under common control represented 10% or more of the Company's sales.

     In July 1998, the Company's communications-related businesses began realigning into the Communications Enterprise, a structure intended to enable integrated solutions and improved responsiveness to the needs of distinct customer segments. For this year-end reporting, the Company continues to use the previous segments because the Company's management continued to make operating decisions and assess performance based on these segments.

MOTOROLA, INC. AND SUBSIDIARIES                                         NOTES TO
(Dollars in millions, except as noted)         CONSOLIDATED FINANCIAL STATEMENTS

Segment information

                                             Net Sales                           Operating Profit (Loss) Before Tax
                                  -------------------------------  ---------------------------------------------------------------
Years ended December 31             1998       1997       1996             1998                   1997                 1996
Cellular Products                  $12,483   $ 11,934    $10,804    $   482        3.9%    $ 1,283      10.8%    $1,162      10.8%
Semiconductor Products               7,314      8,003      7,858     (1,225)     (16.8%)       168       2.1%       186       2.4%
Land Mobile Products                 5,397      4,926      4,008        729       13.5%        542      11.0%       452      11.3%
Messaging, Information and
 Media Products                      2,633      3,793      3,958       (699)     (26.5%)        41       1.1%        46       1.2%
Other Products                       4,385      4,326      4,061       (544)     (12.4%)       (85)     (2.0%)       30       0.7%
Adjustments and
 eliminations                       (2,814)    (3,188)    (2,716)        14       (0.5%)       (48)      1.5%       (29)      1.1%
                                   -------   --------    -------    -------                -------               ------
 Segment totals                    $29,398   $ 29,794    $27,973     (1,243)      (4.2%)     1,901       6.4%     1,847       6.6%
                                   -------   --------    -------
General corporate                                                      (131)                   (85)                 (72)
                                                                    -------                -------               ------
 Earnings (loss) before
  income taxes                                                      $(1,374)      (4.7%)   $ 1,816       6.1%    $1,775       6.3%

                                               Assets                    Capital Expenditures             Depreciation Expense
                                  ------------------------------    ------------------------------    ---------------------------
Years ended December 31               1998       1997       1996       1998       1997        1996      1998       1997      1996
Cellular Products                  $ 9,282   $  8,021    $ 6,314    $   607    $   900     $   673    $  411     $  534    $  474
Semiconductor Products               8,232      7,947      7,889      1,783      1,153       1,416     1,178      1,169     1,160
Land Mobile Products                 2,720      2,538      2,130        270        228         159       183        168       162
Messaging, Information and
 Media Products                      2,043      2,391      2,506         97        149         275       164        219       243
Other Products                       3,111      2,974      2,256        199        178         196       216        191       221
Adjustments and
 eliminations                         (420)      (458)      (262)        --         --          --        --         --        --
                                   -------   --------    -------    -------    -------     -------    ------     ------    ------
 Segment totals                     24,968     23,413     20,833      2,956      2,608       2,719     2,152      2,281     2,260
General corporate                    3,760      3,865      3,243        265        266         254        45         48        48
                                   -------   --------    -------    -------    -------     -------    ------     ------    ------
 Consolidated totals               $28,728   $ 27,278    $24,076    $ 3,221    $ 2,874     $ 2,973    $2,197     $2,329    $2,308

                                         Interest Income                  Interest Expense                   Net Interest
                                  ------------------------------    ------------------------------    ---------------------------
Years ended December 31               1998       1997       1996       1998       1997        1996      1998       1997      1996
Cellular Products                  $     7   $      2    $     1    $    90    $    41     $    57    $  (83)    $  (39)   $  (56)
Semiconductor Products                  12         12         15        116         71         103      (104)       (59)      (88)
Land Mobile Products                     2          5          2         20         14          16       (18)        (9)      (14)
Messaging, Information and
 Media Products                         15         18         22         22         28          36        (7)       (10)      (14)
Other Products                           5          2          2         21          5          --       (16)        (3)        2
                                   -------   --------    -------    -------    -------     -------    ------     ------    ------
 Segment totals                         41         39         42        269        159         212      (228)      (120)     (170)
General corporate                       44         46         22         32         57          37        12        (11)      (15)
                                   -------   --------    -------    -------    -------     -------    ------     ------    ------
 Consolidated totals               $    85   $     85    $    64    $   301    $   216     $   249    $ (216)    $ (131)   $ (185)


Geographic area information

                                            Net Sales                          Assets
                                  ------------------------------    ------------------------------
Years ended December 31               1998       1997       1996       1998       1997        1996
United States                      $20,397   $ 21,809    $20,614    $14,932    $14,000     $12,797
United Kingdom                       5,709      5,254      4,571      2,083      2,098       1,816
Other nations                       12,812     12,778     12,312      8,804      7,966       6,788
Adjustments and
 eliminations                       (9,520)   (10,047)    (9,524)      (851)      (651)       (568)
                                   -------   --------    -------    -------    -------     -------
 Geographic totals                 $29,398   $ 29,794    $27,973     24,968     23,413      20,833
                                   -------   --------    -------
General corporate                                                     3,760      3,865       3,243
                                                                    -------    -------     -------
 Consolidated totals                                                $28,728    $27,278     $24,076

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)

10. Stockholder Rights Plan

  On November 5, 1998, the Company's Board of Directors adopted a new Preferred Share Purchase Rights Agreement to replace the existing stockholder rights plan that expired November 20, 1998. Under the new plan, rights will attach to existing shares of common stock, $3 par value, of the Company at the rate of one right for each share of common stock. The rights will expire on November 20, 2008.

  Each right entitles a shareholder to buy, under certain circumstances, one unit of a share of preferred stock for $200. The rights generally will be exercisable only if a person or group acquires 10 percent or more of the Company's common stock or begins a tender or exchange offer for 10 percent or more of the Company's common stock. If a person acquires beneficial ownership of 10% or more of the Company's common stock, all holders of rights other than the acquiring person, will be entitled to purchase the Company's common stock (or, in certain cases, common equivalent shares) at a 50% discount. The Company may redeem the new rights at a price of one cent per right.

11. Reorganization of Businesses

  In the second quarter of 1998, the Company recorded, as a separate line item in the consolidated statements of operations, a pre-tax charge of $1.98 billion to cover restructuring costs of $1.275 billion and asset impairments and other charges of $705 million. Restructuring costs include costs to consolidate manufacturing operations throughout the Company; to exit non-strategic, poorly performing businesses; and to reduce worldwide employment by 20,000 employees. The following table displays a rollforward to December 31, 1998, of the accruals established during the second quarter of 1998:


                                                Second
                                             Quarter 1998                   Initial Charges               Accruals at
                                            Initial Charges  Reclassifi-      As Adjusted       Amounts     Dec 31,
                                                               cations                           Used        1998
----------------------------------------------------------------------------------------------------------------------
Consolidation of manufacturing
  operations                                         $  361        $ (35)              $  326   $  (171)        $ 155
Business exits                                          453         (162)                 291      (154)          137
Employee separations                                    461          197                  658      (471)          187
                                                     ------        -----               ------   -------         -----
  Total restructuring                                $1,275        $  --               $1,275   $  (796)        $ 479
                                                     ------        -----               ------   -------         -----
Asset impairments and other charges                     705           --                  705      (544)          161
---------------------------------------------------------------------------------------------------------------------
  Totals                                             $1,980        $  --               $1,980   $(1,340)        $ 640
---------------------------------------------------------------------------------------------------------------------

     Amounts in the Reclassifications column represent the reallocation of accruals between restructuring categories and not increases in the initial charges. These reallocations were due to the sale of, rather than the planned closure of, two of the Company's businesses and the reclassification of employee severance costs originally accrued for in the consolidation of manufacturing operations and business exits. These reallocations were also offset by higher than anticipated severance costs from special voluntary termination benefits.

     In connection with its review of the continued propriety of the Company's restructuring accrual, management determined that certain amounts previously accrued for consolidation of manufacturing operations and business exits were no longer necessary given the revisions to the timing and nature of disposal for those operations. Similarly, management had additional information in the fourth quarter of 1998 related to the acceptance of special voluntary termination benefits. Recognizing that additional accruals were necessary to reflect the special voluntary termination benefits and that based upon the requirement under Statement of Financial Accounting Standards (SFAS) No. 88 to accrue for these benefits upon acceptance by the employees, management reclassified $142 million of accruals from the consolidation of manufacturing operations and business exits portion of the restructuring accrual to the severance portion in the fourth quarter of 1998. In addition, management reclassified $55 million of employee severance costs originally accrued for in the consolidation of manufacturing operations and business exits to employee separations in the fourth quarter of 1998.

     The total amount used of $1.34 billion through December 31, 1998 reflects approximately $600 million in cash payments and $740 million in write-offs. Of the remaining $640 million accrual balance at December 31, 1998, the Company expects to make approximately $293 million in cash payments and $347 million in write-offs.

MOTOROLA, INC. AND SUBSIDIARIES                                         NOTES TO
(Dollars in millions, except as noted)         CONSOLIDATED FINANCIAL STATEMENTS

     The following table displays by category the total restructuring and other charges, as adjusted, recorded by each segment and included in the segment's operating profit (loss) before tax for the year ended December 31, 1998. The segment amounts also include the allocation of $55 million in restructuring and other charges recorded at the corporate level.

                                            Restructuring Charges                       Other Charges
---------------------------------------------------------------------------------------------------------------------------
Segment                             Consol. of       Business      Employee           Asset         Other       Total
                                     mfg. ops.         exits      separations        Impair-       Charges
                                                                                      ments
--------------------------------------------------------------------------------------------------------------------------
Cellular Products                     $ 39             $ 24           $ 58           $ 74            $185         $  380
Land Mobile Products                    18              ---             88            ---             ---            106
Messaging, Information and Media        97               32            158            133              87            507
 Products
Semiconductor Products                 163              101            282            159              26            731
Other Products                           9              134             72             14              27            256
--------------------------------------------------------------------------------------------------------------------------
    Total                             $326             $291           $658           $380            $325         $1,980
--------------------------------------------------------------------------------------------------------------------------

Consolidation of manufacturing operations
-----------------------------------------
     Consolidation of manufacturing operations relates to the closing of production and distribution facilities and selling or disposing of the machinery and equipment that was no longer needed and, in some cases, scrapping excess assets that had no net realizable value. The buildings associated with these production facilities, in many cases, were sold to outside parties. Severance costs incurred for terminating employees at these production facilities were also originally included in the consolidation of manufacturing operations line item but were subsequently reclassified to the employee separations line item. Also included in this restructuring category were costs related to shutting down or reducing the capacity of certain production lines. In most cases, older facilities with older technologies or non-strategic products were closed. Machinery and equipment write downs related to equipment that would no longer be utilized comprised the majority of these costs. These assets have been deemed to be held for use until such time as they are removed from service and, therefore, no longer utilized in manufacturing products. An assessment was made as to whether or not there was an asset impairment related to the valuation of these assets in determining what the amount of the write down included in the restructuring charge should be for this machinery and equipment. This assessment utilized the anticipated future undiscounted cash flows generated by the equipment as well as its ultimate value upon disposition.


     The charges in this restructuring category do not include any costs related to the abandonment or sub-lease of facilities, moving expenses, inventory disposals or write downs, or litigation or environmental obligations.


     The consolidation of manufacturing operations was primarily focused in the Semiconductor Products (SPS) and Messaging, Information and Media Products segments. Semiconductor facilities in North Carolina, California, Arizona and the Philippines are being closed as planned. SPS is consolidating its production facilities into fewer integrated factories to achieve economies of scale and improved efficiencies and to capitalize on newer technologies that should reduce operating costs. As a result of excess global manufacturing capacity, the paging facility in Vega Baja, Puerto Rico was closed, and paging facilities in Singapore were realigned. Approximately $122 million was used for these consolidation activities. Both segments are continuing to execute their plans to consolidate and streamline their worldwide manufacturing operations. The remaining $155 million accrual, included in accrued liabilities in the consolidated balance sheets, at December 31, 1998, for this category principally represents the finalization of the plant closings in North Carolina, California, Arizona and the Philippines in the Semiconductor Products segment and the consolidation of operations in Northern Illinois, Massachusetts and Canada in the Company's communications businesses. The Company anticipates these actions to be complete by the end of 1999.


Business exits
--------------
  Business exit costs include costs associated with shutting down businesses that did not fit with the new strategy of the Company. In many cases, these businesses used older technologies that produced non-strategic products. The long-term growth and margins associated with these businesses were not in line with the Company's expectations given the level of investment and returns. Included in these business exit costs were the costs of terminating technology agreements, selling or liquidating interests in joint ventures that did not fit with the new strategy of the Company and severance costs. Severance costs were subsequently reclassified to the employee separations line item in the fourth quarter of 1998. Similar to consolidation of manufacturing operations, the charges in this restructuring category did not include any costs related to the abandonment or sub-lease of facilities, moving expenses, inventory disposals or write downs, or litigation or environmental obligations.

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)

     Business exit costs were primarily focused in the Integrated Electronic Systems sector (formerly the Automotive, Component, Computer and Energy Sector). During the third quarter of 1998, the Integrated Electronic Systems Sector
(IESS) sold its printed circuit board business. The Sector also sold its non-silicon component manufacturing business to CTS Corp in the first quarter of 1999. The loss of operating income from these exited businesses is not significant to IESS' or the Company's results of operations.

     The remaining $137 million accrual, included in accrued liabilities in the consolidated balance sheets, at December 31, 1998, for this restructuring category primarily relates to the Company's contract requirements and contingencies from the sale of the printed circuit board business and the disposal of the non-silicon component manufacturing business, the finalization of remaining activities in the Semiconductor Products segment and the planned exits from several small paging and multimedia businesses of the Messaging, Information and Media segment. The Company anticipates these actions to be complete by the end of 1999.

Employee separations
--------------------

     Employee separation costs represent the costs of involuntary severance benefits for the 20,000 positions identified as subject to severance under the restructuring plan. Employee separation costs of $55 million were also included in the consolidation of manufacturing operations and business exits line items. These costs were subsequently reclassified to the employee separations line item in the fourth quarter of 1998. In implementing the restructuring plan, the Company offered, beginning in the third quarter of 1998, special voluntary termination benefits in addition to the planned involuntary termination benefits previously communicated to employees pursuant to the plan. The special voluntary termination benefits provided for one week of pay for each year of service between years 1-10, two weeks of pay for each year of service between years 11-19, and three weeks of pay for each year of service for year 20 and greater.
The special voluntary termination program expired at the end of the fourth quarter of 1998, although severance payments related to this program were not completed at that time. To the extent that employees accept special voluntary termination benefits in future periods, additional accruals, under a new program, will be necessary and recognized in expense at the date of acceptance by the employees. Management had additional information in the fourth quarter of 1998 related to the acceptance of special voluntary termination benefits. Recognizing that additional accruals were necessary to reflect the special voluntary termination benefits and that based upon the requirement under Statement of Financial Accounting Standards (SFAS) No. 88 to accrue for these benefits upon acceptance by the employees, management reclassified $142 million of accruals from the consolidation of manufacturing operations and business exits portion of the restructuring accrual to the employee separations portion in the fourth quarter of 1998.

     As of December 31, 1998, approximately 13,800 employees have separated from the Company through a combination of voluntary and involuntary severance programs. Of the 13,800 separated employees, approximately 8,200 were direct employees, and 5,600 were indirect employees. Direct employees are primarily non-supervisory production employees, and indirect employees are primarily non-production employees and production managers. Completion of the sale of the non-silicon component manufacturing business to CTS Corp. in the first quarter of 1999 further reduced the Company's employee population by approximately 4,500 people. The Company continues to make payments under the severance programs and expects these payments to be completed by the end of the fourth quarter of 1999. The remaining $187 million accrual, included in accrued liabilities in the consolidated balance sheets, at December 31, 1998, represents severance payments for 6,200 positions related to the disposal of the non-silicon component manufacturing business, the completion of severance payments in the cellular and paging businesses in Illinois, Florida and Texas, and the completion of severance payments in Japan, Asia, the U.K. and Arizona in the semiconductor products business.

Asset impairments and other charges
-----------------------------------

     As a result of current and projected business conditions, the Company wrote down operating assets that became impaired. All impaired asset write downs have been reflected as contra-assets in the consolidated balance sheets at December 31, 1998. This action reduced the carrying value of the related asset balances by $380 million. The assets written down were primarily used manufacturing equipment and machinery. Other assets written down were buildings and joint venture investments.

     The amount of the impairment charge for the assets written down was based upon an estimate of the future cash flows expected from the use of the assets, as well as upon their eventual disposition. These undiscounted cash flows were then compared to the net book value of the equipment, and impairment was determined based on that comparison. Cash flows were determined at the facility level for certain production facilities based upon the anticipated sales value of the products to be produced and the costs of producing the products at those facilities. In cases in which sufficient cash flows were not going to be generated by the equipment at those facilities, the assets were written down to their estimated fair value. These estimated fair values were based upon what the assets could be sold for in a transaction with an unrelated third party. Since the majority of these assets were machinery and equipment, the Company was able to utilize current market prices for comparable equipment in the marketplace in assessing what would be the fair value upon sale of the equipment. Building writedowns were based on marketability factors of the building in the particular location. The amount of the write down assigned to joint venture investments and intangibles was $75 million. Valuations for joint venture investments and intangibles were based on prevailing market conditions. The intangibles were patents, communication frequencies and licenses, and goodwill related to the Messaging, Information and Media Products segment. The Company's remaining basis in these joint venture investments and intangibles at December 31, 1998 was $8 million. The Company continues to evaluate its joint venture investments and related intangibles on an ongoing basis.

     The segments primarily impacted by these asset writedowns were Semiconductor Products, Messaging, Information and Media Products and Cellular Products. Assets held for use, which aggregated $51 million at December 31, 1998, continue to be depreciated based on an evaluation of their remaining useful lives and their ultimate values upon disposition. There are no assets held for sale at December 31, 1998 nor were any impaired assets disposed of prior to that date.

     The other charges of $325 million are not restructuring charges but are other costs primarily comprised of contract termination costs related to agreements that were associated with businesses in which the Company was terminating contractual commitments, losses recorded on cellular infrastructure contracts, and an in-process research and development write-off of $42 million related to the NetSpeak transaction that occurred in the second quarter of 1998. The remaining $161 million accrual, included in accrued liabilities in the consolidated balance sheets, at December 31, 1998 represents the remainder of losses on cellular infrastructure contracts and contract termination costs and has not been offset against any relevant impaired assets because these amounts do not relate to impaired assets, but relate to the other charges component of this line item.

1997 Programs
-------------

     During 1997, the Company recorded various restructuring charges for the purpose of redirecting resources from businesses which had not met strategic and profitability objectives. The related charges totalled $327 million. The following table displays a rollforward of the accruals established by business exited:

                                            1997                          Accruals                       Accruals
                                           Initial    Adjust-   Amounts    at Dec.   Adjust-   Amounts    at Dec.
                                           charges     ments     Used     31, 1997    ments     Used     31, 1998
-----------------------------------------------------------------------------------------------------------------
Q2 1997:   Semiconductor Products
           Segment
           Exit from DRAM market             $170       $(9)     $(131)     $ 30      $(12)     $ (10)      $ 8
-----------------------------------------------------------------------------------------------------------------
Q3 1997:   Other Products Segment
           Exit from MacOS-compatible
           computer systems business           95         -        (28)       67       (10)       (42)       15
-----------------------------------------------------------------------------------------------------------------
Q4 1997:   Messaging, Information and
           Media Segment
           Exit from retail analog
           modem business                      62         -          -        62         -        (59)        3
-----------------------------------------------------------------------------------------------------------------
Grand Total                                  $327       $(9)     $(159)     $159      $(22)     $(111)      $26
=================================================================================================================

     In the second quarter of 1997, the Company's Semiconductor Products Segment announced its decision to phase out its participation in the dynamic random access memory (DRAM) market. The decision to exit this business was made primarily because the business did not meet strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $170 million charge to write off technology development costs and to provide for the write down of manufacturing equipment which could not be retrofitted for other production. In the fourth quarter of 1997 and in the first quarter of 1998, the segment sold some of this manufacturing equipment to its joint venture partner and thus reversed into income $9 million and $12 million, respectively, of accruals no longer needed. The amounts used in 1997 reflect write-offs. The amounts used in 1998 reflect $3 million in cash payments for exit fees and $7 million in write-offs. The remaining $8 million accrual at December 31, 1998 is expected to be used by the end of the first quarter of 1999.

NOTES TO                                         MOTOROLA, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS         (Dollars in millions, except as noted)

     In the third quarter of 1997, the Company announced its decision to exit the MacOS(R)-compatible computer systems business, a business included in the Other Products Segment. This decision was made in response to a decision by Apple Computer to limit the introduction of its new technology and phase out future licenses, rather than to generate significant future cost savings. As a result of this decision, the Company incurred a $95 million charge primarily for the write down of inventory and the cost of terminating contractual commitments. In the second quarter of 1998, the exposures on these contractual commitments were less than anticipated, thus resulting in the reversal into income of $10 million. The amounts used in 1997 reflect $3 million in employee severance payments and $25 million in write-offs. The amounts used in 1998 reflect $3 million in employee severance payments and $39 million in write-offs. The remaining $15 million accrual at December 31, 1998 relates to these contractual commitments and may extend past the 1999 year end.

     In the fourth quarter of 1997, the Company's Messaging, Information and Media Segment announced its decision to exit the retail analog modem business based in Huntsville, AL. The decision was made primarily because the business was not meeting the Company's strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $62 million charge for the write down of inventory and fixed assets, severance costs and certain other costs relating to the realignment process. The amounts used in 1998 reflect $37 million in employee severance payments and $22 million in write-offs. The remaining $3 million accrual at December 31, 1998 is expected to be used by the end of the first quarter of 1999.

          The results of operations of each of these exited businesses were not material to the Company's consolidated financial statements.

12.  Acquisition of Businesses

          The following table summarizes the major business acquisitions the Company made during 1998:





                                                                         In-Process Research
                                                           Quarter         and Development
           Entity Name                Consideration       Acquired             Charge                Form of Consideration
---------------------------------------------------------------------------------------------------------------------------------
Starfish Software, Inc                   $253             Q3 1998              $109              Cash, common stock, and assumed
                                                                                                 options and liabilities

NetSpeak Corp.                           $ 82             Q2 1998              $ 42              Cash

Appeal Telecom Comp., Ltd.               $ 49             Q4 1998              $ 16              Cash
---------------------------------------------------------------------------------------------------------------------------------

     During the third quarter of 1998, the Company acquired all the outstanding shares of Starfish Software, Inc. (Starfish). The total acquisition cost was $253 million consisting of cash, 1.8 million shares of the Company's common stock, and the assumption of Starfish stock options and other liabilities. During the second quarter of 1998, the Company announced a cash tender offer for 3 million shares of NetSpeak Corporation (NetSpeak) at a price of $30 per share. On April 22, 1998, the Company consummated its tender offer by acquiring 2.7 million shares, increasing its ownership percentage from approximately 8.3% to 31.7%. The Company also purchased 35,000 shares from two officers of NetSpeak at the tender offer price upon the consummation of the transaction. During the fourth quarter of 1998, the Company acquired a 51% ownership interest in Appeal Telecom Company, Ltd. (Appeal) for $48.9 million in cash.

MOTOROLA, INC. AND SUBSIDIARIES                                         NOTES TO
(Dollars in millions, except as noted)         CONSOLIDATED FINANCIAL STATEMENTS

     In connection with these transactions, the Company recorded a total of $167 million in acquired in-process research and development charges. The charges for Starfish, NetSpeak and Appeal were $109 million, $42 million and $16 million, respectively. The charges for Starfish and Appeal were recorded in the statement of operations in the selling, general and administrative expenses line. The charge for NetSpeak was recorded in the restructuring and other charges line as it represented a charge arising from an investment in an equity investee as opposed to a consolidated subsidiary. The acquisitions of Appeal and Starfish have been accounted for under the purchase method and accordingly, the results of operations for Appeal and Starfish have been included in the Company's consolidated financial statements since the dates of acquisition. The Company applies the equity method of accounting for its investment in NetSpeak. The pro forma effects of these acquisitions on the Company's consolidated financial statements were not material.

     Starfish's technology for the Connected Information Device market involves synchronization for cellular, paging and telecommunications devices. Starfish is involved in development of a portfolio of in-process projects for this market. A total of fifteen different projects were in progress at the acquisition date. These projects were at different stages of completion. Those projects included developing personal information manager capability for certain of the Company's wireless phones; REX technology for mobile devices; synchronization for pagers; PC-based synchronization for the Company's products; over-the-air synchronization; Internet connect to mobile devices; Telematics server platforms; short-messaging technology; web-based application using server technology; and wireless information devices. One project was estimated to be 70% complete, and all other projects were less than 50% complete. This in-process research will have no alternative future uses if the planned products are not feasible. No major product completion for these developmental products is estimated until 2000, with projected research and development costs-to-complete of approximately $34 million.

     Historical pricing, margins, and expense levels were used in the valuation of in-process products. The allocation of value to in-process research and development was determined independently using discounted cash flows based on an average risk adjusted rate of 22%. This rate reflects both technological and market risk as well as the time value of money and is higher than the market-derived rate for similar companies.

     NetSpeak's technology enables interactive voice, video, and data transmission over networks such as the Internet and local area/wide area networks. Developmental products were not in commercial distribution at the date of acquisition, and uncertainty existed as to final product configuration, cost, and timing. There are no alternative future uses for the in-process work if planned products are not feasible. Revenues from in-process products are estimated primarily beginning in 2000, with projected research and development costs-to-complete for NetSpeak of approximately $8 million.

     Historical pricing, margins, and expense levels were used in the valuation of in-process products for NetSpeak. Market and technological risks are reflected in the 18% discount rate applied to cash flows to value in-process research and development which was determined independently. This rate is higher than the market-derived rate for similar companies.

     Appeal's technology focuses on small size/low cost product for the Code Division Multiple Access (CDMA) market. A variety of developmental CDMA phones and accessories were in progress at the date of acquisition, and none of them were completed at that time. At the acquisition date, developmental products in Appeal's in-process portfolio were not technologically feasible, and there were no identifiable future uses for the related research and development. Completion of in-process projects is targeted throughout 1999, with projected research and development costs-to-complete of approximately $1.4 million.

     Pricing for Appeal's in-process products assumes rapidly declining average selling prices for the products, resulting in a decreasing profit margin over time. The risks relating to the in-process portfolio, including market and technological risks, were considered in the 18% rate used to discount future cash flows, which is higher than the market-derived rate for similar companies.

     Developmental products for Starfish, NetSpeak and Appeal have varying degrees of timing, technology, costs-to-complete and market risks throughout final development. If the products fail to become viable, it is unlikely that the Company would be able to realize any value from the sale of incomplete technology to another party or through internal re-use. There are also risks of market acceptance for the products under development, as well as potential reductions in projected sales volumes and related profits in the event of delayed market availability for any of the products. Efforts to complete all development products for these companies continue, and there are no known delays to company-forecasted plans.

FIVE YEAR FINANCIAL SUMMARY
(Dollars in millions, except as noted)
                                                 Motorola, Inc. and Subsidiaries

 Years ended December 31                                        1998      1997       1996       1995       1994
Operating      Net sales                                      $29,398    $29,794    $27,973    $27,037    $22,245
Results        Manufacturing and other costs of sales          20,886     20,003     18,990     17,545     13,760
               Selling, general and administrative expenses     5,493      5,188      4,715      4,642      4,381
               Restructuring and other charges                  1,980        327         --         --         --
               Depreciation expense                             2,197      2,329      2,308      1,919      1,525
               Interest expense, net                              216        131        185        149        142
               Total costs and expenses                        30,772     27,978     26,198     24,255     19,808
               Net gain on Nextel asset exchange                   --         --         --        443         --
               Earnings (loss) before income taxes             (1,374)     1,816      1,775      3,225      2,437
               Income tax provision (benefit)                    (412)       636        621      1,177        877
               Net earnings (loss)                            $  (962)   $ 1,180    $ 1,154    $ 2,048    $ 1,560
               Net earnings (loss) as a percent of sales         (3.3)%      4.0%       4.1%       7.6%       7.0%
Per Share      Diluted earnings (loss) per common share       $ (1.61)   $  1.94    $  1.90    $  3.37    $  2.66
Data           Diluted weighted average common shares
               outstanding                                      598.6      612.2      609.0      609.7      591.7
               Dividends declared                             $ 0.480    $ 0.480    $ 0.460    $ 0.400    $ 0.310
Balance        Total assets                                   $28,728    $27,278    $24,076    $22,738    $17,495
Sheet          Working capital                                  2,091      4,181      3,324      2,717      3,008
               Long-term debt                                   2,633      2,144      1,931      1,949      1,127
               Total debt                                       5,542      3,426      3,313      3,554      2,043
               Total stockholders' equity                     $12,222    $13,272    $11,795    $10,985    $ 9,055
Other Data     Current ratio                                     1.18       1.46       1.42       1.35       1.51
               Return on average invested capital                (6.2)%      8.4%       8.4%      16.7%      17.5%
               Return on average stockholders' equity            (7.6)%      9.4%      10.0%      20.2%      21.1%
               Capital expenditures                           $ 3,221    $ 2,874    $ 2,973    $ 4,225    $ 3,322
               % to sales                                        11.0%       9.6%      10.6%      15.6%      14.9%
               Research and development expenditures          $ 2,893    $ 2,748    $ 2,394    $ 2,197    $ 1,860
               % to sales                                         9.8%       9.2%       8.6%       8.1%       8.4%
               Year-end employment (in thousands)                 133        150        139        142        132

QUARTERLY AND OTHER FINANCIAL DATA
(Dollars in millions, except per share amounts; unaudited)
                                                 Motorola, Inc. and Subsidiaries

                                                             1998                                    1997
                                              1st       2nd       3rd       4th       1st       2nd       3rd       4th
Operating     Net sales                      $6,886   $ 7,023    $7,152    $8,337    $6,642    $7,521    $7,353    $8,278
Results       Gross profit                    2,072     2,005     1,997     2,438     2,258     2,502     2,367     2,664
              Net earnings (loss)               180    (1,328)       27       159       325       268       266       321
              Net earnings (loss) as a
              percent of sales                  2.6%    (18.9)%     0.4%      1.9%      4.9%      3.6%      3.6%      3.9%
Per Share     Basic earnings (loss) per      $ 0.30   $ (2.22)   $ 0.05    $ 0.26
              common share                                                           $ 0.55    $ 0.45    $ 0.44    $ 0.54
Data          Diluted earnings (loss) per    $ 0.30   $ (2.22)   $ 0.04    $ 0.26
(in dollars)  common share                                                           $ 0.53    $ 0.44    $ 0.44    $ 0.53
              Dividends declared             $0.120   $ 0.120    $0.120    $0.120    $0.120    $0.120    $0.120    $0.120
              Dividends paid                 $0.120   $ 0.120    $0.120    $0.120    $0.120    $0.120    $0.120    $0.120
              Stock prices
              High                           $65.88   $ 61.63    $55.00    $64.31    $69.75    $78.94    $90.44    $75.19
              Low                            $52.00   $ 48.19    $39.88    $38.38    $54.00    $54.88    $66.00    $54.13

     The number of stockholders of record of Motorola common stock on January 31, 1999 was 57,775.

PART IV
Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  1. Financial Statements

       See Part II, Item 8 hereof.

       3. Exhibits

       The list of Exhibits is amended by substituting Exhibit 23, as listed in the Exhibit Index attached hereto, for the previous Exhibit 23. All other information pertaining to this subsection is as set forth in the Original Filing.

  (c)  Exhibits:

       See Item 14(a)3 above.

                        CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Motorola, Inc.:

     We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-03681, 333-12817, 333-51847 and 333-65941) and Form
S-3 (Nos. 333-76041 and 333-76637) of Motorola, Inc. of our reports dated January 13, 1999, except as to Note 8, which is as of March 1, 1999, relating to the consolidated balance sheets of Motorola, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 1998, which reports appear in or are incorporated by reference in the annual report on Form 10-K/A of Motorola, Inc. for the year ended December 31, 1998.



                                         /s/ KPMG LLP

Chicago, Illinois
October 28, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MOTOROLA, INC.


                              By: /s/   CHRISTOPHER B. GALVIN
                                 ----------------------------
                                    Christopher B. Galvin
                                    Chairman of the Board and
                                    Chief Executive Officer

October 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

                   Signature                                          Title                              Date
                   ---------                                          -----                              ----

            /s/  CHRISTOPHER B. GALVIN            Chairman of the Board and                                 10/26/99
------------------------------------------------  Chief Executive Officer
            Christopher B. Galvin                 (Principal Executive Officer)


            /s/  CARL F. KOENEMANN                Executive Vice President and                              10/22/99
------------------------------------------------  Chief Financial Officer
            Carl F. Koenemann                     (Principal Financial Officer)


            /s/  ANTHONY M. KNAPP                 Senior Vice President and Controller                      10/22/99
------------------------------------------------  (Principal Accounting Officer)
            Anthony M. Knapp


            /s/  RONNIE C. CHAN                   Director                                                  10/26/99
------------------------------------------------
            Ronnie C. Chan


            /s/    H. LAURANCE FULLER             Director                                                  10/26/99
------------------------------------------------
            H. Laurance Fuller


            /s/   ROBERT W. GALVIN                Director                                                  10/26/99
------------------------------------------------
            Robert W. Galvin


            /s/   ROBERT L. GROWNEY               Director                                                  10/26/99
------------------------------------------------
            Robert L. Growney


            /s/    ANNE P. JONES                  Director                                                  10/26/99
------------------------------------------------
            Anne P. Jones


            /s/   DONALD R. JONES                 Director                                                  10/26/99
------------------------------------------------
            Donald R. Jones


            /s/    JUDY C. LEWENT                 Director                                                  10/26/99
------------------------------------------------
            Judy C. Lewent


            /s/   WALTER E. MASSEY                Director                                                  10/26/99
------------------------------------------------
            Dr. Walter E. Massey


            /s/    NICHOLAS NEGROPONTE            Director                                                  10/26/99
------------------------------------------------
            Nicholas Negroponte


            /s/  JOHN E. PEPPER, JR.              Director                                                  10/26/99
------------------------------------------------
            John E. Pepper, Jr.


            /s/   SAMUEL C. SCOTT III             Director                                                  10/26/99
------------------------------------------------
            Samuel C. Scott III


            /s/   GARY L. TOOKER                  Director                                                  10/26/99
------------------------------------------------
            Gary L. Tooker


            /s/   B. KENNETH WEST                 Director                                                  10/26/99
------------------------------------------------
            B. Kenneth West


            /s/    JOHN A. WHITE                  Director                                                  10/26/99
------------------------------------------------
            Dr. John A. White

                                 EXHIBIT INDEX


Exhibit No.                    Exhibit
-----------                    -------

23 Consent of KPMG LLP. See page 67 of the Annual Report on Form 10-K/A of which this Exhibit Index is a part.