Form 10-Q/A
period 1999-07-03
MOTOROLA INC
filed 1999-10-28
CIK 68505

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

                        Motorola, Inc. and Subsidiaries
                                     Index

Part I

   Financial Information                                              Page

   Item 1   Financial Statements

            Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended
            July 3, 1999 and June 27, 1998                              2

            Condensed Consolidated Balance Sheets as of
            July 3, 1999 and December 31, 1998                          3

            Condensed Consolidated Statement of Stockholders'
            Equity for the Six-Month Period Ended July 3, 1999          4

            Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended July 3, 1999 and
            June 27, 1998                                               5

            Notes to Condensed Consolidated Financial
            Statements                                                  6

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               22

                              TEXT OF AMENDMENTS
                              ------------------

Explanatory Note:

         Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the corresponding Item attached hereto and filed herewith.

         The purpose of this amendment is to amend the Company's 10-Q for the period ending July 3, 1999, (the "Original Filing") make certain changes to the Notes to Condensed Consolidated Financial Statements (included in Item 1) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 2) ("MD&A").

         We are filing this amended Quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission (the "SEC"). As requested by the SEC, we have provided additional disclosure in the MD&A and in the notes to the financial statements. This report continues to speak as of the date of the Original Filing and we have not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

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

                        Part I - Financial Information
                        Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    (In millions, except per share amounts)


                                    Three Months Ended  Six Months Ended
                                    ------------------  ----------------
                                     July 3,  June 27,  July 3,  June 27,
                                      1999      1998     1999      1998
                                    -------   -------  -------   -------

Net sales                           $ 7,513   $ 7,023  $14,745   $13,909
                                    -------   -------  -------   -------

Costs and expenses
  Manufacturing and other
    costs of sales                    4,389     4,318    8,641     8,445
  Selling, general and
    administrative expenses           1,403     1,329    2,803     2,550
  Restructuring and other charges       ---     1,980      ---     1,980
  Research & development
    expenditures                        811       722    1,555     1,425
  Depreciation expense                  564       518    1,114     1,058
  Interest expense, net                  51        53       93        91
                                     ------   -------  -------   -------
  Total costs and expenses            7,218     8,920   14,206    15,549
                                     ------   -------  -------   -------
Earnings (loss) before income taxes     295    (1,897)     539    (1,640)
Income tax provision (benefit)           89      (569)     162      (492)
                                     ------   -------  -------   -------
Net earnings (loss)                  $  206   $(1,328)  $  377   $(1,148)
                                     ======   =======  =======   =======


Net earnings (loss) per common share
------------------------------------
Basic                                $  .35   $ (2.22)  $  .63   $ (1.92)
                                     ======   =======  =======   =======
Diluted                              $  .33   $ (2.22)  $  .61   $ (1.92)
                                     ======   =======  =======   =======

Weighted average common shares
------------------------------
outstanding
-----------
Basic                                 604.6     597.9    603.4     597.6
                                     ======   =======  =======   =======
Diluted                               622.4     597.9    619.8     597.6
                                     ======   =======  =======   =======

Dividends paid per share             $  .12    $  .12   $  .24   $   .24
                                     ======   =======  =======   =======


See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                 (In millions)

                                               (Unaudited)
                                                 July 3,   December 31,
                                                   1999          1998
                                                 -------       -------
     Assets
Cash and cash equivalents                        $ 2,358       $ 1,453
Short-term investments                               291           171
Accounts receivable, net                           5,338         5,057
Inventories                                        3,765         3,745
Deferred income taxes                              2,519         2,362
Other current assets                                 787           743
                                                 -------       -------
   Total current assets                           15,058        13,531
                                                 -------       -------
Property, plant and equipment, net                 9,613        10,049
Other assets                                       7,076         5,148
                                                 -------       -------
   Total assets                                  $31,747       $28,728
                                                 =======       =======


     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                 $ 1,877       $ 2,909
Accounts payable                                   2,484         2,305
Accrued liabilities                                6,365         6,226
                                                 -------       -------
   Total current liabilities                      10,726        11,440
                                                 -------       -------
Long-term debt                                     3,119         2,633
Deferred income taxes                              2,011         1,188
Other liabilities                                  1,729         1,245

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely company-guaranteed debentures       484         -----

   Stockholders' Equity
Preferred stock, $100 par value issuable
   in series                                       -----         -----
Common Stock, $3 par value                         1,822         1,804
Additional paid-in capital                         2,107         1,894
Retained earnings                                  8,487         8,254
Non-owner changes to equity                        1,262           270
                                                 -------       -------
   Total stockholders' equity                     13,678        12,222
                                                 -------       -------
   Total liabilities and stockholders' equity    $31,747       $28,728
                                                 =======       =======

See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                                 (In millions)

                                                           Non-Owner Changes To Equity
                                                           ---------------------------
                                                  Common
                                                   Stock     Fair Value
                                                    and      Adjustment   Foreign
                                                 Additional  to Certain   Currency
                                                   Paid-In   Cost-Based  Translation  Retained
                                                   Capital   Investments Adjustments  Earnings
----------------------------------------------------------------------------------------------
BALANCES AT 12/31/98                               $3,698    $  476        ($206)       $8,254
----------------------------------------------------------------------------------------------
Net earnings                                                                               377
Conversion of zero coupon notes                         2
Fair value adjustment to certain cost-based
investments:
  Reversal of prior period
    adjustment                                                 (476)
  Recognition of current period
    unrecognized gain                                         1,564
Change in foreign currency
  translation adjustments                                                    (96)
Stock options exercised
 and other                                            229
Dividends declared                                                                        (144)
----------------------------------------------------------------------------------------------
BALANCES AT 7/3/99                                 $3,929    $1,564        ($302)       $8,487
----------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                       Six Months Ended
                                                       ----------------
                                                       July 3,   June 27,
                                                        1999        1998
                                                       -------   -------
Operating
Net earnings (loss)                                    $   377   $(1,148)
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used for) operating activities:
    Restructuring and other charges                        ---     1,980
    Depreciation                                         1,114     1,058
    Deferred income taxes                                  (45)     (430)
    Amortization of debt discount and issue costs            3         5
    Gain on disposition of investments in
      affiliates                                           (59)     (168)
    Change in assets and liabilities, net of
      effects of acquisitions and dispositions:
        Accounts receivable                               (281)      (64)
        Inventories                                        (43)     (314)
        Other current assets                               (44)      (40)
        Accounts payable and accrued liabilities           274      (848)
        Other assets and liabilities                       538      (298)
                                                       -------   -------
Net cash provided by (used for) operating activities   $ 1,834   $  (267)

Investing
Acquisitions and advances to affiliates                $  (195)  $  (320)
Proceeds from dispositions of investments
  in affiliates                                            225       184
Capital expenditures                                      (957)   (1,688)
Proceeds from dispositions of property, plant and
  equipment                                                151       246
(Purchases) sales of short-term investments                (79)       67
                                                       -------   -------
Net cash used for investing activities                 $  (855)  $(1,511)

Financing
(Repayment of) proceeds from commercial paper and
  short-term borrowings                                $(1,032)  $ 1,691
Proceeds from issuance of debt                             500         8
Repayment of debt                                          (17)      (27)
Issuance of common stock                                   231        18
Issuance of preferred securities of subsidiary
  trust                                                    484       ---
Payment of dividends                                      (144)     (144)
                                                       -------   -------
Net cash provided by financing activities              $    22   $ 1,546
Effect of exchange rate changes on cash and
  cash equivalents                                     $   (96)  $   (36)
                                                       -------   -------
Net increase(decrease) in cash and cash equivalents    $   905   $  (268)
Cash and cash equivalents, beginning of period         $ 1,453   $ 1,445
                                                       -------   -------
Cash and cash equivalents, end of period               $ 2,358   $ 1,177
                                                      ========   =======

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

2.  Supplemental Balance Sheet Information

Inventories consist of the following (in millions):
                                                July 3,    Dec. 31,
                                                  1999        1998
                                                -------     -------
Finished goods                                  $ 1,126     $ 1,033
Work in process and production materials          2,639       2,712
                                                -------     -------
                                                $ 3,765     $ 3,745
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
                                                     ======        =======


                                                        Six Months Ended
                                                        ----------------
                                                     July 3,       June 27,
(In millions, except per share amounts)                1999           1998
                                                       ----           ----
Basic earnings (loss) per common share:
  Net earnings (loss)                                $  377        $(1,148)
  Weighted average common shares
    outstanding                                       603.4          597.6
                                                     ------        -------
  Per share amount                                   $  .63        $ (1.92)
                                                     ======        =======

Diluted earnings (loss) per common share:
  Net earnings (loss)                                $  377        $(1,148)
  Add: Interest on zero coupon
        notes, net                                        1            ---
                                                     ------          -----
  Net earnings (loss) as adjusted                    $  378        $(1,148)
                                                     ------        -------
  Weighted average common shares
    outstanding                                       603.4          597.6
  Add: Effect of dilutive securities
        Stock options                                  14.4            ---
        Zero coupon notes                               2.0            ---
                                                     ------          -----
  Diluted weighted average common
   shares outstanding                                 619.8          597.6
                                                     ------        -------
  Per share amount                                   $  .61        $ (1.92)
                                                     ======        =======

5.  Reorganization of Businesses

In the second quarter of 1998, the Company recorded, as a separate line in the consolidated statements of operations, a pre-tax charge of $1.98 billion to cover restructuring costs of $1.275 billion and asset impairments and other charges of $705 million. Restructuring costs include costs to consolidate manufacturing operations throughout the Company; to exit non-strategic, poorly-performing businesses; and to reduce worldwide employment by 20,000 employees. The following tables display rollforwards from December 31, 1998, to July 3, 1999, and from June 27, 1998, to December 31, 1998, of the accruals established during the second quarter of 1998:

1998 Program
------------

                     Accruals               Accruals
                        At        1999         At
                     Dec. 31,   Amounts      July 3,
                       1998       Used        1999
--------------------------------------------------------------------------------
Consolidation of
  manufacturing
  operations           $  155    $  (81)    $   74
Business exits            137        46        183
Employee separations      187       (76)       111
                        -----     -----      -----
  Total restructuring  $  479    $ (111)    $  368
--------------------------------------------------
Asset impairments and
--------------------------------------------------------------------------------
  other charges           161       (12)       149
--------------------------------------------------
  Totals               $  640    $ (123)    $  517

                      Second
                     Quarter                                       Accruals
                       1998        1998      Initial        1998      At
                      Initial   Reclassifi-  Charges      Amounts  Dec. 31,
                      Charges     cations   As Adjusted     Used     1998
--------------------------------------------------------------------------------
Consolidation of
  manufacturing
  operations           $  361    $   (35)    $  326       $  (171) $  155
Business exits            453       (162)       291          (154)    137
Employee separations      461        197        658          (471)    187
                       ------    -------     ------       -------  ------
  Total restructuring  $1,275    $   ---     $1,275       $  (796)    479
-------------------------------------------------------------------------
Asset impairments and
--------------------------------------------------------------------------------
  other charges           705        ---        705          (544)    161
-------------------------------------------------------------------------
  Totals               $1,980    $   ---     $1,980       $(1,340) $  640

Amounts in the 1998 Reclassifications column represent the reallocation of accruals in 1998 between restructuring categories and not increases in the initial charges. These reallocations were due to the sale of, rather than the planned closure of, two of the Company's businesses and the reclassification of employee severance costs originally accrued for in the consolidation of manufacturing operations and business exits. These reallocations were also offset by higher than anticipated severance costs from special voluntary termination benefits.

The total 1999 amount used of $123 million through July 3, 1999, reflects approximately $111 million in cash payments and $12 million in write-offs. The total 1998 amount used of $1.34 billion through December 31, 1998, reflects approximately $600 million in cash payments and $740 million in write-offs. Of the remaining $517 million accrual balance at July 3, 1999, the Company expects to make approximately $182 million in cash payments and $335 million in write-offs.

In July 1998, the Company's communications-related businesses began realigning into the Communications Enterprise, a structure intended to enable integrated solutions and improved responsiveness to customers' needs. This realignment resulted in the formation of new reportable segments. The following table displays by category the restructuring and other charges, as adjusted, recorded by each new reportable segment and included in the segment's restated operating profit (loss) before tax for the three-month period ended June 27, 1998. The segment amounts also include the allocation of $55 million in restructuring and other charges recorded at the corporate level.

                                         Restructuring Charges                  Other Charges
-------------------------------------------------------------------------------------------------------------------
                                                                                   Asset
                                      Consol of      Business        Employee      Impair-      Other
             Segment                  mfg. Ops.       exits        separations      ments      Charges      Total
-------------------------------------------------------------------------------------------------------------------
Personal Communications                    $113           $38             $149        $175        $122       $597
Network Systems                              11           ---               44         ---         104        159
Commercial, Government
  and Industrial
  Systems                                    18           ---              104           5         ---        127
Semiconductor Products                      163           101              282         159          26        731
Other Products                               21           152               79          41          73        366
-------------------------------------------------------------------------------------------------------------------
  Total                                    $326          $291             $658        $380        $325     $1,980
-------------------------------------------------------------------------------------------------------------------

Consolidation of manufacturing operations relates to the closing of production and distribution facilities, selling or disposing of the machinery and equipment that was no longer needed and, in some cases, scrapping excess assets that had no realizable value. The remaining $74 million accrual, included in accrued liabilities in the consolidated balance sheets, at July 3, 1999, for this restructuring category primarily relates to the finalization of plant closings in the Semiconductor Products and Personal Communications segments.

Business exit costs include costs associated with shutting down businesses that did not fit with the Company's new strategy. In many cases, these businesses used older technologies that produced non-strategic products. Year-to-date utilization was $25 million, offset by $71 million of favorable adjustments related to a Semiconductor Products segment technology agreement and the sale of the Integrated Electronic Systems Sector's non-silicon component manufacturing business to CTS Corp. The remaining $183 million accrual, included in accrued liabilities in the consolidated balance sheets, at July 3, 1999, for this restructuring category primarily relates to contract requirements and contingencies as part of the sales of the Company's printed circuit board business in the third quarter of 1998 and non-silicon component manufacturing business in the first quarter of 1999 and the finalization of remaining activities in the Semiconductor Products segment.

Employee separation costs represent the accrual of severance based upon the headcount reductions for the involuntary severance package the Company offered as part of its restructuring plan. At July 3, 1999, approximately 17,800 employees have separated from the Company through a combination of voluntary and involuntary severance programs. Of these 17,800 separated employees, approximately 11,200 were direct employees, and 6,600 were indirect employees. Direct employees are primarily non-supervisory production employees, and indirect employees are primarily non-production employees and production managers. In addition, 4,200 employees separated from the Company with the sale of the non-silicon component manufacturing business. These 4,200 people were not paid any severance because the business was sold to another corporation. The remaining $111 million accrual, included in accrued liabilities in the consolidated balance sheets, at July 3, 1999, to cover 2,200 positions for the employee separations restructuring category relates to severance payments still to be completed in the cellular and paging businesses in Illinois, Florida and Texas and in the semiconductor products business in Japan, Asia, the U.K. and Arizona.

The asset impairment costs related to reductions in the carrying values of assets for businesses that the Company was going to continue to operate but, in doing an impairment analysis, the carrying values of these assets were not recoverable from the future cash flows of the businesses. The Company reduced the carrying values of the related asset balances by approximately $380 million.

The other charges are not restructuring charges, but rather are other costs primarily comprised of contract termination costs related to agreements that were associated with businesses that the Company was no longer making investments in, losses recorded on cellular infrastructure contracts, and an in-process research and development write-off of $42 million related to a transaction from the second quarter of 1998. The remaining $149 million accrual at July 3, 1999, relates entirely to these other charges.

As the Company's 1998 comprehensive manufacturing consolidation, cost reduction and restructuring programs reach their planned completion, management continues to assess the estimated costs to complete these programs. Management anticipates completing these programs by December 31, 1999, and believes the remaining accruals are adequate to cover these costs.

1997 Programs
-------------
During 1997, the Company established various restructuring accruals for the purpose of redirecting resources from businesses which have not met profitability objectives. The related charges totaled $327 million. The following tables display rollforwards of the accruals established by business exit:

                                                             Accruals at                                 Accruals at
                                                               Dec. 31,                      Amounts       July 3,
                                                                 1998       Adjustments       Used           1999
-----------------------------------------------------------------------------------------------------------------------
Q2 1997:    Semiconductor Products Segment
              Exit from DRAM market                             $  8            $ -          $ (5)          $  3
-----------------------------------------------------------------------------------------------------------------------
Q3 1997:    Other Products Segment
              Exit from MacOS-compatible computer
                systems business                                  15              -            (1)            14
-----------------------------------------------------------------------------------------------------------------------
Q4 1997:    Messaging, Information and Media Segment
              Exit from retail analog modem business               3             (3)            -              -
-----------------------------------------------------------------------------------------------------------------------
Grand total                                                     $ 26           $ (3)         $ (6)          $ 17
-----------------------------------------------------------------------------------------------------------------------

                                                                                                         Accruals at
                                                             1997 Initial                    Amounts       Dec. 31,
                                                               Charges      Adjustments       Used           1997
-----------------------------------------------------------------------------------------------------------------------
Q2 1997:    Semiconductor Products Segment
              Exit from DRAM market                                  $ 170         $ (9)       $ (131)         $  30
-----------------------------------------------------------------------------------------------------------------------
Q3 1997:    Other Products Segment
              Exit from MacOS-compatible computer
                systems business                                        95            -           (28)            67
-----------------------------------------------------------------------------------------------------------------------
Q4 1997:    Other Products Segment
              Exit from retail analog modem business                    62            -             -             62
-----------------------------------------------------------------------------------------------------------------------
Grand total                                                          $ 327         $ (9)       $ (159)         $ 159
-----------------------------------------------------------------------------------------------------------------------

                                                                                    Accruals at
                                                                        Amounts      Dec. 31,
                                                        Adjustments       Used         1998
-------------------------------------------------------------------------------------------------
Q2 1997:    Semiconductor Products Segment
              Exit from DRAM market                          $ (12)      $ (10)          $ 8
-------------------------------------------------------------------------------------------------
Q3 1997:    Other Products Segment
              Exit from MacOS-compatible computer
                systems business                               (10)        (42)           15
-------------------------------------------------------------------------------------------------
Q4 1997:    Other Products Segment
              Exit from retail analog modem business             -         (59)            3
-------------------------------------------------------------------------------------------------
Grand total                                                  $ (22)     $ (111)         $ 26
-------------------------------------------------------------------------------------------------

In the second quarter of 1997, the Company's Semiconductor Products segment announced its decision to phase out its participation in the dynamic random access memory (DRAM) market. The decision to exit this business was made primarily because the business did not meet strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $170 million charge to write off technology development costs and to provide for the write down of manufacturing equipment which could not be retrofitted for other production. In the fourth quarter of 1997 and in the first quarter of 1998, the segment sold some of this manufacturing equipment to its joint venture partner and thus reversed into income $9 million and $12 million, respectively, of accruals no longer needed. The amounts used in 1997 reflect write-offs. The amounts used in 1998 reflect $3 million in cash payments for exit fees and $7 million in write-offs. The amounts used in 1999 reflect $4 million in cash payments for exit fees and $1 million in write-offs. The remaining $3 million accrual at July 3, 1999, is expected to be used by the end of the third quarter of 1999.

In the third quarter of 1997, the Company announced its decision to exit the MacOS(R)-compatible computer systems business, a business included in the Other Products Segment. The decision was made in response to a decision by Apple Computer to limit the introduction of its new technology and phase out future licenses, rather than to generate significant future cost savings. As a result of this decision, the Company incurred a $95 million charge primarily for the write down of inventory and the cost of terminating contractual commitments. In the second quarter of 1998, the exposures on these contractual commitments were less than anticipated, thus resulting in the reversal into income of $10 million. The amounts used in 1997 reflect $3 million in employee severance payments and $25 million in write-offs. The amounts used in 1999 reflect $1 million in write-offs. The remaining $14 million accrual at July 3, 1999, relates to these contractual commitments and may extend past the 1999 year end.

In the fourth quarter of 1997, the Company announced its decision to exit the retail analog modem business based in Huntsville, AL, and formerly part of the Messaging, Information and Media segment. The decision was made primarily because the business was not meeting the Company's strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $62 million charge for the write down of inventory and fixed assets, severance costs and certain other costs relating to the realignment process. The amounts used in 1998 reflect $37 million in employee severance payments and $22 million in write-offs. The remaining $3 million accrual at December 31, 1998 was reversed into income in the first quarter of 1999.

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

                                       Three Months Ended
                                     July 3,           June 27,        %
                                       1999               1998      Change
                                     ------             ------      ------
Segment Sales:
-------------
Personal Communications Segment      $2,788             $2,386         17

Network Systems Segment               1,587              1,590         --

Commercial, Govt. and Industrial
  Systems Segment                       955              1,020         (6)

Semiconductor Products Segment        1,979              1,808          9

Other Products Segment                  884                890         (1)

Adjustments & Eliminations             (680)              (671)         1
                                     ------             ------

  Segment Totals                     $7,513             $7,023          7
                                     ======             ======

                                                % Of                 % Of
                                                Sales                Sales
                                                -----                -----
Segment Operating Profit
(Loss) Before Taxes:
-------------------
Personal Communications Segment      $  125        4    $ (501)       (21)

Network Systems Segment                 169       11        57          4

Commercial, Govt. and Industrial
  Systems Segment                        94       10       (24)        (2)

Semiconductor Products Segment           80        4      (899)       (50)

Other Products Segment                 (171)     (19)     (466)       (52)

Adjustments & Eliminations                1       --         2         --
                                     -------          ---------

Segment Totals                          298        4    (1,831)       (26)
General Corporate                        (3)      --       (66)        --
                                     -------           --------
Earnings (Loss) Before Income Taxes  $  295        4   $(1,897)       (27)
                                     =======           ========

Summarized below are the Company's segment sales and operating profit (loss) before taxes by new reportable segment for the six months ended July 3, 1999 and June 27, 1998.

                                         Six Months Ended
                                     July 3,           June 27,        %
                                       1999               1998       Change
                                     ------             ------       ------
Segment Sales:
-------------
Personal Communications Segment      $5,390             $4,798         12

Network Systems Segment               3,210              3,133          2

Commercial, Govt. and Industrial
  Systems Segment                     1,840              1,950         (6)

Semiconductor Products Segment        3,886              3,641          7

Other Products Segment                1,757              1,767         (1)

Adjustments & Eliminations           (1,338)            (1,380)        (3)
                                    -------            -------

  Segment Totals                    $14,745            $13,909          6
                                    =======            =======

                                                % Of                 % Of
                                                Sales                Sales
                                                -----                -----
Segment Operating Profit
(Loss) Before Taxes:
-------------------
Personal Communications Segment      $  208        4    $ (434)        (9)

Network Systems Segment                 362       11       206          7

Commercial, Govt. and Industrial
  Systems Segment                       146        8       131          7

Semiconductor Products Segment          127        3      (957)       (26)

Other Products Segment                 (262)     (15)     (525)       (30)

Adjustments & Eliminations               (7)      --        (7)        --
                                      ------            ------

Segment Totals                          574        4    (1,586)       (11)
General Corporate                       (35)      --       (54)        --
                                      ------           --------
Earnings (Loss) Before Income Taxes  $  539        4   $(1,640)       (12)
                                      ======           ========

9.  Commitments and Contingencies

Iridium
-------
At July 3, 1999, the Company owned, directly and indirectly, approximately 18% of the equity interests in Iridium LLC (Iridium LLC and its operating subsidiary, Iridium Operating LLC, are collectively referred to as Iridium) as well as Iridium bonds with a face value of approximately $157 million. The Company also holds equity investments and notes receivables with a book value of approximately $32 million in several Iridium gateway companies. the Company's equity investment in Iridium, as reflected in its financial statements, is zero as a result of the Company recording its share of Iridium losses. The Company recorded a special charge in the second quarter of 1999 of $126 million to write down the value of its Iridium bonds to a level which reflects the decline in value of Iridium's public high-yield debt. The Company's investment in Iridium bonds and its equity investments in several Iridium gateway companies are included in Other Assets. The Company accounts for its investment in Iridium under the equity method of accounting due to its financial influence on Iridium in the form of guarantees of Iridium's indebtedness, its contract with Iridium for the operation and maintenance of the global personal communications system and other financial commitments as more fully discussed below. The following table summarizes the Company's equity and bond investments in Iridium and investments in the Iridium gateway companies as of July 3, 1999, and the amounts owed to the Company by Iridium under several contracts as of July 3, 1999:

-----------------------------------------------------------------
Investments:
  Equity investment in Iridium                           $ ---

  Bond investment in Iridium at:
    Original carrying value                                157
    Less: second quarter 1999 write down                  (126)
                                                         -----
    Adjusted carrying value                                 31

 Investments in and notes receivables
    from Iridium gateway companies                          32
                                                         -----
  Total                                                  $  63
                                                         =====

Accounts Receivable:
  Operations & Maintenance contract                      $ 400
  Other contracts                                           95
                                                         -----
    Total                                                $ 495
                                                         =====

-----------------------------------------------------------------

The following table summarizes as of July 3, 1999 the Company's bank guarantees and other financial commitments for which it is obligated should certain conditions or events occur and the contractual commitments to Iridium and other obligations:

---------------------------------------------------------------------
Bank Guarantees and Other Financial
Commitments:
  Senior Secured Credit Agreement capital call               $ 50
  Senior Guaranteed Credit Agreement                         $750
  Conditional Guarantee                                 See Below

Contractual Commitments and Other Obligations:
  Operations & Maintenance contract maximum
    deferrable commitment                                    $400
  Amount deferred as of July 3, 1999                          400
                                                             ----
    Remaining deferrable commitment                          $---
                                                             ====

  Obligations to subcontractors                              $ 66
                                                             ====
  Assets at risk and other estimated potential
    contractual obligations                                  $696
                                                             ====
---------------------------------------------------------------------

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

The Company has also agreed to permit Iridium to defer up to $400 million of amounts owed under its operations and maintenance contracts with the Company. As of July 3, 1999, Iridium had deferred $400 million of such payments. The repayment by Iridium of these deferred payments is subordinated to repayment of Iridium's Secured Credit Agreement, as is the repayment to the Company by Iridium of any amounts the Company may pay to the lenders under its guarantees and certain other obligations owed to the Company. Apart from the deferred payments described above, approximately $95 million is owed to the Company by Iridium, as of July 3, 1999.

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

If Iridium defaults under its Secured Credit Agreement, it will also be in default under the Guaranteed Credit Agreement. If Iridium were to default under the Guaranteed Credit Agreement, the banks providing loans under the Guaranteed Credit Agreement could accelerate all the outstanding obligations under that agreement and require the Company to satisfy its guarantee obligations as to amounts previously drawn.On July 15, 1999, Iridium announced that it would invoke, for a $90 million interest payment due that day, a 30-day grace period permitted under the indentures for its approximately $1.4 billion public high-yield debt. Iridium's failure to make that interest payment by August 15, 1999 would result in a default under the indentures relating to the public high-yield debt, the Secured Credit Agreement and the Guaranteed Credit Agreement. These defaults could result in defaults under other agreements.

The Company has several contracts with Iridium, primarily for the operation and maintenance of the global personal communications system, under which aggregate payments are scheduled to be approximately $3.2 billion. Through July 3, 1999, the Company had earned and received payments of approximately $259 million under these contracts. The Company has significant subcontracts for portions of the system, for which it will generally remain obligated in the amount of $66 million as of July 3, 1999 even if Iridium is unable to satisfy the terms of such contracts with the Company. In addition, the Company has investments in assets related to these contracts, such as inventory, manufacturing equipment, buildings and other potential obligations in connection with these contracts, the value of which the Company estimates to be $696 million as of July 3, 1999. While the Company expects to be able to use a portion of these assets in connection with other programs, the Company would still incur substantial costs in winding down operations related to the Iridium program if Iridium were to cease to perform under such agreements.

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

In the context of an Iridium bankruptcy, it is possible that creditors and other stakeholders in Iridium may seek to bring various claims against the Company, with respect to payments previously made by Iridium to the Company, and otherwise. As described herein under IN "Legal Proceedings," a number of purported class action lawsuits alleging securities law violations have been filed naming Iridium, certain current and former officers of Iridium and the Company as defendants.

The following tables provide summary financial information about Iridium, as provided by Iridium in its latest Form 10-Q:

Summary Balance Sheet Information for Iridium
(as provided by Iridium in its 1st Quarter 1999 10-Q)

                                   March 31,   December 31,
                                     1999         1998
-----------------------------------------------------------
Current assets                     $  219       $   57
Property and equipment, net         3,413        3,584
Other assets                           88           98
                                   ------------------------
    Total assets                   $3,720       $3,739
-----------------------------------------------------------

Current liabilities                $3,242       $  297
Long-term debt and other
liabilities                           263        2,965
                                   ------------------------
    Total liabilities              $3,505       $3,262
-----------------------------------------------------------
Total equity                       $  215       $  477
-----------------------------------------------------------

Summary Results of Operations for Iridium

Three-months ended March 31          1999         1998
-------------------------------------------------------
Revenue                            $   1        $   --
Operating Loss                       386           168
Net loss                            (505)         (204)
Net loss applicable to Class 1
Interests                           (507)         (205)

The following table presents the Company's equity losses and development and commercialization provisions related to Iridium for the three months ended July 3, 1999, April 3, 1999 and twelve months ended December 31, 1998 and ending balances for the development and commercialization reserves as of July 3, 1999, April 3, 1999 and December 31, 1998:


                                              July 3,   April 3,  December 31,
Period Ended                                   1999      1999        1998
------------------------------------------------------------------------------
Company's share of Iridium's net loss
applicable to Class 1 Interests               $ ---      $  50      $ 265
Bond Investment write down                    $ 126      $ ---      $ ---
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Development and Commercialization
provisions                                    $  36      $ 159      $  95
Development and Commercialization
reserves                                      $ 844      $ 808      $ 649
------------------------------------------------------------------------------

The Company's share of Iridium's net loss is included in selling, general and administrative expenses in the consolidated statements of operations.

The development and commercialization provision for the three months ended July 3, 1999 was $36 million of which $31 million was included in cost of sales and $5 million was included in selling, general and administrative expenses on the consolidated statements of operations. The related provision for the three months ended April 3, 1999 was $159 million which was included in selling, general and administrative expenses in the consolidated statements of operations. The provision for the twelve months ended December 31, 1998 was $95 million of which $81 million was included in cost of sales and $14 million was included in selling, general and administrative expenses in the consolidated statements of operations.

The development and commercialization reserve as of July 3, 1999, was $844 million, of which $482 million was included in accrued liabilities and $362 million was included in other liabilities in the consolidated balance sheets. The reserve as of April 3, 1999 was $808 million of which $506 million was included in accrued liabilities and $302 million was included in other liabilities on the consolidated balance sheets. The reserve as of December 31, 1998 was $649 million of which $529 million was included in accrued liabilities and $120 million was included in other liabilities on the consolidated balance sheets.

Additionally in the second quarter of 1999, the Company wrote down its investment in Iridium bonds by $126 million which was reflected in selling, general and administrative expenses in the consolidated statements of operations and as a contra-asset, in other assets, in the consolidated balance sheets.

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

Nextel
------
At July 3, 1999, the Company's off-balance sheet commitment to Nextel Communications, Inc. ("Nextel") for equipment financing aggregated $542 million, of which $259 million was outstanding. The Company's other off-balance sheet third party financial guarantees, excluding the Iridium LLC guarantee which is separately discussed above, aggregated $362 million, of which $314 million was outstanding. The aggregate off-balance sheet amounts represent the maximum available and may not be completely utilized.

                        Motorola, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K/A for the year ended December 31, 1998. The order information as of any particular date may not be an accurate indicator of future results as orders are subject to revision or cancellation to reflect changes in customer needs.

Results of Operations:
----------------------

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

Second-quarter 1999 earnings were $206 million, or 33 cents per share, compared with a loss of $1.3 billion, or $2.22 per share in the second quarter of 1998. In the second quarter of 1999, the Company reported special charges of $94 million pre-tax, or 11 cents per share after-tax. The Company recorded a special charge of $126 million to write down the carrying value of its investment in Iridium LLC bonds to an amount which reflects the decline in market value of Iridium LLC's public high-yield debt. Offsetting this charge were a $12 million gain from the sale of securities and a $20 million gain from an exchange of securities. In the second quarter of 1998, the Company recorded special charges of $1.91 billion pre-tax, or $2.23 per share after-tax, which included $1.98 billion of charges from manufacturing consolidation, cost reduction and restructuring programs (the "1998 Program"), partially offset by gains on the sale of assets.

The following tables display rollforwards from December 31, 1998 to July 3, 1999 and from June 27, 1998 to December 31, 1998 of the accruals established during the second quarter of 1998 for the restructuring and other charges:

                           Accruals             Accruals
                            At         1999       At
                          Dec. 31,   Amounts     July 3,
                           1998        Used       1999
---------------------------------------------------------
Consolidation of
  manufacturing
  operations               $ 155       $ (81)     $  74
Business exits               137          46        183
Employee separations         187         (76)       111
                           -----       -----      -----
  Total restructuring      $ 479       $(111)     $ 368
--------------------------------------------------------
Asset impairments and
  other charges              161         (12)       149
--------------------------------------------------------
  Totals                   $ 640       $(123)     $ 517
--------------------------------------------------------

                      Second
                      Quarter                                         Accruals
                        1998         1998       Initial       1998      At
                       Initial    Reclassifi-   Charges     Amounts     Dec. 31,
                       Charges      cations    As Adjusted    Used     1998
--------------------------------------------------------------------------------
Consolidation of
  manufacturing
  operations           $  361      $   (35)     $  326    $   (171)   $  155
Business exits            453         (162)        291        (154)      137
Employee separations      461          197         658        (471)      187
                         ----        -----        ----        -----     ----
  Total restructuring  $1,275      $   ---      $1,275    $   (796)      479
--------------------------------------------------------------------------------
Asset impairments and
  other charges           705          ---         705        (544)      161
--------------------------------------------------------------------------------
  Totals               $1,980      $   ---      $1,980    $ (1,340)   $  640
--------------------------------------------------------------------------------

Consolidation of manufacturing operations relates to the closing of production and distribution facilities, selling or disposing of the machinery and equipment that was no longer needed and, in some cases, scrapping excess assets that had no realizable value. The remaining $74 million accrual, included in accrued liabilities in the consolidated balance sheets, at July 3, 1999, for this restructuring category primarily relates to the finalization of plant closings in the Semiconductor Products and Personal Communications segments. During the quarter the Company substantially finalized closure of its semiconductor facility in California and took additional steps towards finalization of semiconductor plant closings in North Carolina, Arizona and the Philippines and consolidation of operations in Northern Illinois, Massachusetts and Canada related to the Company's communications businesses.

Business exit costs include costs associated with shutting down businesses that did not fit with the Company's new strategy. In many cases, these businesses used older technologies that produced non-strategic products. Year-to-date utilization was $25 million, offset by $71 million of favorable adjustments related to: a Semiconductor Products Segment technology agreement and the sale of the Integrated Electronic Systems Sector's non-silicon component manufacturing business to CTS Corp. The remaining $183 million accrual, included in accrued liabilities in the consolidated balance sheets, at July 3, 1999, for this restructuring category primarily relates to: (1) contract requirements and contingencies as part of the sales of the Company's printed circuit board business in the third quarter of 1998 and non-silicon component manufacturing business in the first quarter of 1999; and (2) the finalization of remaining activities in the Semiconductor Products segment.

Employee separation costs represent the accrual of severance based upon the headcount reductions for the involuntary severance package the Company offered as part of its restructuring plan. At July 3, 1999, approximately 17,800 employees have separated from the Company through a combination of voluntary and involuntary severance programs. Of these 17,800 separated employees, approximately 11,200 were direct employees, and 6,600 were indirect employees. Direct employees are primarily non-supervisory production employees, and indirect employees are primarily non-production employees and production managers. In addition, 4,200 employees separated from the Company with the sale of the non-silicon component manufacturing business. These 4,200 people were not paid any severance because the business was sold to another corporation. The remaining $111 million accrual, included in accrued liabilities in the consolidated balance sheets, at July 3, 1999, to cover 2,200 positions for the employee separations restructuring category relates to severance payments still to be completed in the cellular and paging businesses in Illinois, Florida and Texas and in the semiconductor products business in Japan, Asia, the U.K. and Arizona.

The asset impairment costs related to reductions in the carrying values of assets for businesses that the Company was going to continue to operate but, in doing an impairment analysis, the carrying values of these assets were not recoverable from the future cash flows of the businesses. The Company reduced the carrying values of the related asset balances by approximately $380 million.

The other charges are not restructuring charges, but are other costs primarily comprised of contract termination costs related to agreements that were associated with businesses that the Company was no longer making investments in, losses recorded on cellular infrastructure contracts, and an in-process research and development write-off of $42 million related to a transaction from the second quarter of 1998. The remaining $149 million accrual at July 3, 1999, relates entirely to these other charges.

As the Company's 1998 comprehensive manufacturing consolidation, cost reduction and restructuring programs reach their planned completion, the Company achieved its goal of an approximately $1 billion annual rate of profit improvement. Manufacturing cost reduction programs included reducing the number of employees, consolidating manufacturing operations and selling underutilized manufacturing capacity. Selling, general and administrative cost reduction efforts included reducing the number of employees and divesting non-strategic, poorly performing businesses. The Company reduced interest expense and improved cash flows by reducing payroll and other operating expenses and by generating cash from the sale of businesses and facilities. Management continues to assess the estimated costs to complete these programs. Management anticipates completing these programs by December 31, 1999, and believes the remaining accruals are adequate to cover these costs.

During 1997, the Company established various restructuring accruals for the purpose of redirecting resources from businesses which have not met profitability objectives. The related charges totaled $327 million. The following tables display rollforwards of the accruals established by business exit:


                                                             Accruals at                                 Accruals at
                                                               Dec. 31,                      Amounts       July 3,
                                                                 1998       Adjustments       Used           1999
-----------------------------------------------------------------------------------------------------------------------
Q2 1997:    Semiconductor Products Segment
              Exit from DRAM market                                  $ 8          $ -           $ (5)           $ 3
-----------------------------------------------------------------------------------------------------------------------
Q3 1997:    Other Products Segment
              Exit from MacOS-compatible computer
                systems business                                      15            -             (1)            14
-----------------------------------------------------------------------------------------------------------------------
Q4 1997:    Messaging, Information and Media Segment
              Exit from retail analog modem business                   3           (3)             -              -
-----------------------------------------------------------------------------------------------------------------------
Grand total                                                         $ 26         $ (3)          $ (6)          $ 17
-----------------------------------------------------------------------------------------------------------------------

                                                                                                          Accruals at
                                                             1997 Initial                    Amounts       Dec. 31,
                                                               Charges      Adjustments       Used           1997
----------------------------------------------------------------------------------------------------------------------
Q2 1997:    Semiconductor Products Segment
              Exit from DRAM market                               $ 170           $ (9)       $ (131)          $ 30
----------------------------------------------------------------------------------------------------------------------
Q3 1997:    Other Products Segment
              Exit from MacOS-compatible computer
                systems business                                     95              -           (28)            67
----------------------------------------------------------------------------------------------------------------------
Q4 1997:    Other Products Segment
              Exit from retail analog modem business                 62              -             -             62
----------------------------------------------------------------------------------------------------------------------
Grand total                                                       $ 327           $ (9)       $ (159)         $ 159
----------------------------------------------------------------------------------------------------------------------

                                                                                Accruals at
                                                                     Amounts      Dec. 31,
                                                     Adjustments       Used         1998
----------------------------------------------------------------------------------------------
Q2 1997:    Semiconductor Products Segment
              Exit from DRAM market                       $ (12)        $  (10)      $  8
----------------------------------------------------------------------------------------------
Q3 1997:    Other Products Segment
              Exit from MacOS-compatible computer
                systems business                            (10)           (42)        15
----------------------------------------------------------------------------------------------
Q4 1997:    Other Products Segment
              Exit from retail analog modem business          -            (59)         3
----------------------------------------------------------------------------------------------
Grand total                                               $ (22)        $ (111)      $ 26
----------------------------------------------------------------------------------------------

In the second quarter of 1997, the Company's Semiconductor Products Segment announced its decision to phase out its participation in the dynamic random access memory (DRAM) market. The decision to exit this business was made primarily because the business did not meet strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $170 million charge to write off technology development costs and to provide for the write down of manufacturing equipment which could not be retrofitted for other production. In the fourth quarter of 1997 and in the first quarter of 1998, the segment sold some of this manufacturing equipment to its joint venture partner and thus reversed into income $9 million and $12 million, respectively, of accruals no longer needed. The amounts used in 1997 reflect write-offs. The amounts used in 1998 reflect $3 million in cash payments for exit fees and $7 million in write-offs. The amounts used in 1999 reflect $4 million in cash payments for exit fees and $1 million in write-offs. The remaining $3 million accrual at July 3, 1999, is expected to be used by the end of the third quarter of 1999.

In the third quarter of 1997, the Company announced its decision to exit the MacOS(R)-compatible computer systems business, a business included in the Other Products Segment. This decision was made in response to a decision by Apple Computer to limit the introduction of its new technology and phase out future licenses, rather than to generate significant future cost savings. As a result of this decision, the Company incurred a $95 million charge primarily for the write down of inventory and the cost of terminating contractual commitments. In the second quarter of 1998, the exposures on these contractual commitments were less than anticipated, thus resulting in the reversal into income of $10 million. The amounts used in 1997 reflect $3 million in employee severance payments and $25 million in write-offs. The amounts used in 1998 reflect $3 million in employee severance payments and $39 million in write-offs. The amounts used in 1999 reflect $1 million in write-offs. The remaining $14 million accrual at July 3, 1999, relates to these contractual commitments and may extend past the 1999 year end.

In the fourth quarter of 1997, the Company announced its decision to exit the retail analog modem business based in Huntsville, AL, and formerly part of the Messaging, Information and Media segment. The decision was made primarily because the business was not meeting the Company's strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $62 million charge for the write down of inventory and fixed assets, severance costs and certain other costs relating to the realignment process. The amounts used in 1998 reflect $37 million in employee severance payments and $22 million in write-offs. The remaining $3 million accrual at December 31, 1998, was reversed into income in the first quarter of 1999.

The results of operations of each of these exited businesses were not material to the Company's consolidated financial statements.

A discussion of the Company's restructuring and other charges is detailed in
Note 5 to the condensed consolidated financial statements.

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

Results of the Company's major operations for the second quarter of 1999 compared with the second quarter of 1998 are as follows:

Personal Communications Segment
-------------------------------
                            Three Months Ended
                           July 3,     June 27,     %
(in millions)               1999        1998      Change
 -------------------------------------------------------
Orders                       $3,151     $2,607      21%
Segment sales                $2,788     $2,386      17%
Operating profit (loss)
  before tax                 $  125     $ (501)     NMF*
Restructuring and other
  charges                    $  ---     $  597

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

Network Systems Segment
-----------------------
                                  Three Months Ended
                                  July 3,      June 27,     %
(in millions)                     1999         1998       Change
----------------------------------------------------------------
Orders                              $1,551     $1,676        (7)%
Segment sales                       $1,587     $1,590       ---
Operating profit before tax         $  169     $   57       196 %
Restructuring and other charges     $  ---     $  159

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

Digital infrastructure equipment, including iDEN(R) infrastructure equipment, represented approximately 95 percent of sales dollars in the second quarter versus 98 percent in the first quarter of 1999. For the full year of 1998, digital infrastructure equipment represented 88 percent of sales dollars.

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

The Satellite Communications Group had higher sales. However, orders declined 96 percent to $8 million for two reasons. First, Iridium LLC's present financial situation is such that if it defaulted under its various credit agreements with the lenders not waiving such defaults it may not be able to repay in full the amounts owed to the Company under its various contracts. Therefore, the Company determined that it was inappropriate to further record orders under those contracts. Second, there was sharply reduced activity from Iridium gateway operators. These operators had essentially completed the installation of their gateway facilities and therefore no longer required equipment and services to the same degree as in 1998.

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

Commercial, Government and Industrial Systems Segment
-----------------------------------------------------

                                 Three Months Ended
                                 July 3,     June 27,     %
(in millions)                    1999        1998      Change
 ------------------------------------------------------------
Orders                           $1,182     $1,063      11 %
Segment sales                    $  955     $1,020      (6)%
Operating profit (loss)
  before tax                     $   94     $  (24)     NMF*
Restructuring and other charges  $   --     $  127

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

Semiconductor Products Segment
------------------------------

                                Three Months Ended
                                July 3,      June 27,     %
(in millions)                     1999       1998      Change
 ------------------------------------------------------------
Orders                              $2,086    $1,744      20%
Segment sales                       $1,979    $1,808       9%
Operating profit (loss)
  before tax                        $   80    $ (899)     NMF*
Restructuring and other charges     $   --    $  731

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

Other Products Segment
----------------------

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

General
-------

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

Liquidity and Capital Resources:
-------------------------------

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

At July 3, 1999, the Company owned, directly and indirectly, approximately 18% of the equity interests in Iridium as well as Iridium bonds with a face value of approximately $157 million. The Company also holds equity investments and receivables with a book value of approximately $32 million in several Iridium gateway companies. the Company's equity investment in Iridium, as reflected in its financial statements, is zero as a result of the Company recording its share of Iridium losses. The Company recorded a special charge in the second quarter of 1999 of $126 million to write down the value of its Iridium bonds to a level which reflects the decline in value of Iridium's public high-yield debt. The Company's investment in Iridium bonds and its equity investments in several Iridium gateway companies are included in Other Assets. The Company accounts for its investment in Iridium under the equity method of accounting due to its financial influence on Iridium in the form of guarantees of Iridium's indebtedness, its contract with Iridium for the operation and maintenance of the global personal communications system and other financial commitments as more fully discussed below. The following table summarizes the Company's equity and bond investments in Iridium and investments in the Iridium Gateway companies as of July 3, 1999, and the amounts owed to the Company by Iridium under several contracts as of July 3, 1999:

----------------------------------------------------------------------
Investments:
  Equity investment in Iridium                                 $ ---

  Bond investment in Iridium at:
    Original carrying value                                      157
    Less: second quarter 1999 write down                        (126)
                                                               -----
    Adjusted carrying value                                       31

  Equity investments in and notes receivables
    from Iridium gateway companies                                32
                                                               -----
  Total                                                        $  63
                                                               =====
Accounts Receivable:
  Operations & maintenance contract                            $ 400
  Other contracts                                                 95
                                                               -----
    Total                                                      $ 495
                                                               =====
----------------------------------------------------------------------

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

The following table summarizes as of July 3, 1999: (1) the Company's bank guarantees and other financial commitments for which it is obligated should certain conditions or events occur and (2) contractual commitments to Iridium and other obligations:

--------------------------------------------------------------------------
Bank Guarantees and Other Financial Commitments:
  Senior Secured Credit Agreement capital call                     $ 50
  Senior Guaranteed Credit Agreement                               $750
  Conditional Guarantee                                       See Below

Contractual Commitments and Other Obligations:
  Operations & Maintenance contract maximum
    deferrable commitment                                          $400
  Amount deferred as of July 3, 1999                                400
                                                                   ----
    Remaining deferrable commitment                                $---
                                                                   ====

  Obligations to subcontractors                                    $ 66
                                                                   ====
  Assets at risk and other estimated potential
    contractual obligations                                        $696
                                                                   ====


--------------------------------------------------------------------------

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

The Company had also agreed under a Memorandum of Understanding to grant a guarantee of up to an additional $350 million of Iridium debt for Iridium's use, subject to certain conditions, most significantly non-payment by Iridium of certain obligations owed to Motorola and compliance with the terms of the Agreement Regarding Guarantee between Motorola and Iridium LLC. Motorola believes such conditions have not been met. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under the Secured Credit Agreement. The lenders under the Secured Credit Agreement have recently asserted that Iridium failed to have the Company provide such guarantee as required, and that a default under the Secured Credit Agreement occurred because of such failure. The lenders have also asserted that the Company is obligated to provide them with this $300 million guarantee. The Company believes that it is not obligated to provide this $300 million guarantee to these lenders because it believes the conditions to this obligation have not been met. Iridium has also stated that it believes it is not obligated to have the Company provide this $300 million guarantee to these lenders. If Iridium and the Company are correct, then no default has occurred under the Secured Credit Agreement as a result of such failure.

The Company has also agreed to permit Iridium to defer up to $400 million of amounts owed under its operations and maintenance contracts with the Company. As of July 3, 1999, Iridium had deferred $400 million of such payments. The repayment by Iridium of these deferred payments is subordinated to repayment of Iridium's Secured Credit Agreement, as is the repayment to the Company by Iridium of any amounts the Company may pay to the lenders under its guarantees and certain other obligations owed to the Company. Apart from the deferred payments described above, approximately $95 million is owed to the Company by Iridium, as of July 3, 1999.

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

The Company has several contracts with Iridium, primarily for the operation and maintenance of the global personal communications system, under which aggregate payments are scheduled to be approximately $3.2 billion. Through July 3, 1999, the Company had earned and received payments of approximately $259 million under these contracts. The Company has significant subcontracts for portions of the system, for which it will generally remain obligated in the amount of $66 million as of July 3, 1999 even if Iridium is unable to satisfy the terms of such contracts with the Company. In addition, the Company has investments in assets related to these contracts, such as inventory, manufacturing equipment, buildings and other potential obligations in connection with these contracts, the value of which the company estimates to be $696 million as of July 3, 1999. While the Company expects to be able to use a portion of these assets in connection with other programs, the Company would still incur substantial costs in winding down operations related to the Iridium program if Iridium were to cease to perform under such agreements.

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

Business Risks:
--------------

Statements concerning the Company's expectations about the Company's renewal plan, the completion of the SpectraPoint Wireless transaction, the outcome, timing and impact of certain pending business and asset sales, the outcome and impact of events related to Iridium LLC, Motorola's 1999 depreciation expense, interest expense, tax rate, capital expenditures and research and development expenditures, and the statements in "Review and Outlook" are forward-looking and involve risks and uncertainties. The Company wishes to caution the reader that the factors below and those in the Company's 1999 Proxy Statement on pages F-15 through F-18, in its 10-Q for the period ending April 3, 1999 and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the ability of Motorola to complete its renewal plan in a timely manner and the continued success of those efforts; (ii)continued improvement in the semiconductor industry and the company's participation in that improvement; (iii) continued gains in the digital wireless telephone market and market acceptance of new products; (iv) continued improving economic conditions throughout much of the world, particularly Asia; (v) the conclusion of pending sales of businesses and assets which are subject to conditions, many of which are out of the Company's control; (vi) the outcome of Iridium LLC's refinancing efforts and the impact on the Company, including the Company's investment in Iridium LLC and the Iridium(R) project, its contracts related to the Iridium project and its satellite business; (vii) pricing pressures and demand for the Company's products especially in light of the current economic conditions in parts of Asia, Latin America and other emerging markets; (viii) the success of alliances and agreements with other companies to develop new products and services; (ix) product and technology development and commercialization risks, including for newer digital products and Iridium products and services; and (x) unanticipated impact of

Year 2000 issues, particularly the failure of products or services of major suppliers to function properly in the Year 2000 and reduced purchases by customers because of the adverse impact of Year 2000 issues on their businesses.

Iridium(R) is a registered trademark and service mark of Iridium LLC.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTOROLA, INC.
                                  (Registrant)


Date:  October 28, 1999         By: /s/ Anthony Knapp
-----------------------         ---------------------
                                   Anthony Knapp
                                   Corporate Vice President and Controller
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of the Registrant)