Form 10-Q
period 1999-10-02
MOTOROLA INC
filed 1999-11-16
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ending         October 2, 1999
                                    ---------------

                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                to
                                         ----------    ---------

              Commission file number:               1-7221
                                                    ------

                               MOTOROLA, INC.
                               --------------
            (Exact name of registrant as specified in its charter)

                Delaware                            36-1115800
                --------                            ----------
         (State of Incorporation)     (I.R.S. Employer Identification No.)

                1303 E. Algonquin Road, Schaumburg, Illinois  60196
             -------------------------------------------
               (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:  (847) 576-5000
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

                             Yes   [X]   No   [ ]
                             --------------------

     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on October 2, 1999:

                      Class                    Number of Shares
                      -----                    ----------------

             Common Stock; $3 Par Value           609,093,685

                        Motorola, Inc. and Subsidiaries
                                    Index


Part I

   Financial Information                                              Page

   Item 1   Financial Statements

            Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended
            October 2, 1999 and September 26, 1998                      3

            Condensed Consolidated Balance Sheets as of
            October 2, 1999 and December 31, 1998                       4

            Condensed Consolidated Statement of Stockholders'
            Equity for the Nine-Month Period Ended October 2, 1999      5

            Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended October 2, 1999 and
            September 26, 1998                                          6

            Notes to Condensed Consolidated Financial
            Statements                                                  7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              23

Part II

   Other Information

   Item 1   Legal Proceedings                                          51

   Item 2   Changes in Securities                                      52

   Item 3   Defaults Upon Senior Securities                            52

   Item 4   Submission of Matters to a Vote of Security Holders        52

   Item 5   Other Information                                          52

   Item 6   Exhibits and Reports on Form 8-K                           52

                       Part I - Financial Information
                      Motorola, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Operations
                                (Unaudited)
                  (In millions, except per share amounts)


                                    Three Months Ended Nine Months Ended
                                    ------------------------------------
                                    Oct. 2, Sept. 26,  Oct. 2,  Sept. 27,
                                      1999     1998      1999      1998
                                    -------  -------   -------   ------

Net sales                           $ 7,688  $ 7,152   $22,433   $21,061
                                    -------  -------   -------   -------
Costs and expenses
  Manufacturing and other
    costs of sales                    4,922    4,431    13,563    12,876
  Selling, general and
    administrative expenses           1,196    1,351     3,999     3,901
  Restructuring and other charges      ---      ---       ---      1,980
  Research & development
    expenditures                        882      732     2,437     2,157
  Depreciation expense                  521      537     1,635     1,595
  Interest expense, net                  37       62       130       153
                                     ------   ------    ------    ------
  Total costs and expenses            7,558    7,113    21,764    22,662
                                     ------   ------    ------    ------
Earnings (loss) before income taxes     130       39       669    (1,601)
Income tax provision (benefit)           39       12       201      (480)
                                     ------   ------    ------   -------
Net earnings (loss)                  $   91   $   27    $  468   $(1,121)
                                     ======   ======    ======   =======


Net earnings (loss) per common share
Basic                                $  .14   $  .05    $  .77   $( 1.87)
                                     ======   ======    ======   =======
Diluted                              $  .14   $  .04    $  .75   $( 1.87)
                                     ======   ======    ======   =======

Weighted average common shares
outstanding
Basic                                 608.2    598.7     604.9     598.0
                                     ======   ======    ======    ======
Diluted                               624.4    604.5     621.4     598.0
                                     ======   ======    ======    ======

Dividends paid per share             $  .12   $  .12    $  .36    $  .36
                                     ======   ======    ======    ======




See accompanying notes to condensed consolidated financial statements.

                       Motorola, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                               (In millions)

                                               (Unaudited)
                                                 Oct. 2,   December 31,
                                                   1999          1998
                                                  ------        ------
     Assets
Cash and cash equivalents                        $ 3,092       $ 1,453
Short-term investments                               435           171
Accounts receivable, net                           5,195         5,057
Inventories                                        3,730         3,745
Deferred income taxes                              2,809         2,362
Other current assets                                 754           743
                                                 -------       -------
   Total current assets                           16,015        13,531
                                                 -------       -------
Property, plant and equipment, net                 8,843        10,049
Other assets                                       9,414         5,148
                                                 -------       -------
   Total assets                                  $34,272       $28,728
                                                 =======       =======

     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                 $ 1,495       $ 2,909
Accounts payable                                   2,512         2,305
Accrued liabilities                                7,891         6,226
                                                 -------       -------
   Total current liabilities                      11,898        11,440
                                                 -------       -------
Long-term debt                                     3,114         2,633
Deferred income taxes                              2,435         1,188
Other liabilities                                  1,905         1,245

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely company-guaranteed debentures       484         -----

   Stockholders' Equity
Preferred stock, $100 par value issuable
   in series                                       -----         -----
Common Stock, $3 par value                         1,827         1,804
Additional paid-in capital                         2,188         1,894
Retained earnings                                  8,505         8,254
Non-owner changes to equity                        1,916           270
                                                 -------       -------
   Total stockholders' equity                     14,436        12,222
                                                 -------       -------
   Total liabilities and stockholders' equity    $34,272       $28,728
                                                 =======       =======


See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                                 (Unaudited)
                                (In millions)

                                        Non-Owner Changes To Equity
                                        ---------------------------
                               Common
                                Stock     Fair Value
                                 and      Adjustment   Foreign
                              Additional  to Certain   Currency
                                Paid-In   Cost-Based  Translation  Retained
                                Capital   Investments Adjustments  Earnings
---------------------------------------------------------------------------
BALANCES AT 12/31/98            $3,698    $  476        ($206)       $8,254
---------------------------------------------------------------------------
Net earnings                                                            468
Conversion of zero coupon notes      5
Fair value adjustment to
certain cost-based investments:
  Reversal of prior period
    adjustment                              (476)
  Recognition of current period
    unrecognized gain                      2,139
Change in foreign currency
  translation adjustments                                 (17)
Stock options exercised
 and other                         312
Dividends declared
(217)
---------------------------------------------------------------------------
BALANCES AT 10/2/99             $4,015    $2,139        ($223)       $8,505
---------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                       Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (In millions)

                                                      Nine Months Ended
                                                    ---------------------
                                                    Oct. 2,     Sept. 26,
                                                     1999           1998
                                                    ------         ------
Operating
Net earnings (loss)                                  $  468      $(1,121)
Adjustments to reconcile net earnings (loss) to net
  cash provided by (used for) operating activities:
    Restructuring and other charges                    ---         1,980
    Depreciation                                      1,635        1,595
    Deferred income taxes                              (906)        (814)
    Amortization of debt discount and issue costs         8            7
    Gain on disposition of investments and
      businesses net of acquisition charges            (716)        (160)
    Change in assets and liabilities, net of
      effects of acquisitions and dispositions:
        Accounts receivable                             (59)        (203)
        Inventories                                    (217)        (290)
        Other current assets                            (38)         (77)
        Accounts payable and accrued liabilities      1,447         (545)
        Other assets and liabilities                     56         (509)
                                                     ------       -------
Net cash provided by (used for) operating activities $1,678       $ (137)

Investing
Acquisitions and advances to affiliates              $ (389)     $  (562)
Proceeds from dispositions of investments
  and businesses                                      2,132          339
Capital expenditures                                 (1,570)      (2,395)
Proceeds from dispositions of property, plant and
  equipment                                             383          376
(Purchases) sales of short-term investments            (226)          85
                                                     ------       ------
Net cash provided by (used for) investing activities $  330      $(2,157)

Financing
(Repayment of) proceeds from commercial paper and
  short-term borrowings                             $(1,412)     $ 2,316
Proceeds from issuance of debt                          497           12
Repayment of debt                                       (23)         (28)
Issuance of common stock                                319           21
Issuance of preferred securities of subsidiary
  trust                                                 484          ---
Payment of dividends                                   (217)        (216)
                                                      -----      -------
Net cash (used for) provided by financing activities $ (352)     $ 2,105
Effect of exchange rate changes on cash and
  cash equivalents                                   $  (17)     $     1
                                                     ------      -------
Net increase(decrease) in cash and cash equivalents  $1,639      $  (188)
Cash and cash equivalents, beginning of period       $1,453      $ 1,445
Cash and cash equivalents, end of period             $3,092      $ 1,257
                                                     ======      =======

See accompanying notes to condensed consolidated financial statements.

                    Motorola, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

1.  Basis of Presentation
-------------------------

The condensed consolidated financial statements as of October 2, 1999 and for the three-month and nine-month periods ended October 2, 1999 and September 26, 1998, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at October 2, 1999 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K/A for the year ended December 31, 1998. The results of operations for the three-month and nine-month periods ended October 2, 1999 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 1999 presentation.

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

2.  Supplemental Balance Sheet Information
------------------------------------------

Inventories consist of the following (in millions):
                                                Oct. 2,    Dec. 31,
                                                  1999        1998
                                                -------     -------
Finished goods                                  $ 1,012     $ 1,033
Work-in-process and production materials          2,718       2,712
                                                -------     -------
                                                $ 3,730     $ 3,745
                                                =======     =======

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the carrying value of certain investments to be adjusted to fair value. The Company recorded an increase to stockholders' equity, other assets and deferred income taxes of $2.1 billion, $3.5 billion and $1.4 billion as of October 2, 1999; compared to an increase of $476 million, $787 million and $311 million as of December 31, 1998.

3.  Supplemental Cash Flow Information
--------------------------------------

Cash paid for interest during the first nine months of 1999 and 1998 was $134 million and $203 million, respectively. Cash paid for income taxes during the first nine months of 1999 and 1998 was $99 million and $315 million, respectively.

4.  Earnings (Loss) Per Common Share
------------------------------------

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share:

                                                       Three Months Ended
                                                       ------------------
                                                     Oct. 2,      Sept. 26,
(In millions, except per share amounts)                1999           1998
                                                      ------         ------
Basic earnings per common share:
  Net earnings                                       $   91        $    27
  Weighted average common shares
    outstanding                                       608.2          598.7
                                                     ------        -------
  Per share amount                                   $  .14        $   .05
                                                     ======        =======
Diluted earnings per common share:
  Net earnings                                       $   91        $    27
  Add: Interest on zero coupon
        notes, net                                      ---            ---
                                                     ------        -------
  Net earnings as adjusted                           $   91        $    27
                                                     ------        -------
  Weighted average common shares
    outstanding                                       608.2          598.7
  Add: Effect of dilutive securities
        Stock options                                  16.2            5.8
        Zero coupon notes                               ---            ---
                                                     ------        -------
  Diluted weighted average common
   shares outstanding                                 624.4          604.5
                                                     ------        -------
  Per share amount                                   $  .14        $   .04
                                                     ======        =======

In the computation of diluted earnings per common share for the three months ended October 2, 1999, the assumed conversions of the zero coupon notes due 2009 and 2013 were excluded because their inclusion would have been antidilutive.

                                                        Nine Months Ended
                                                        ------------------
                                                     Oct. 2,      Sept. 26,
(In millions, except per share amounts)                1999           1998
                                                      ------         ------
Basic earnings (loss) per common share:
  Net earnings (loss)                                $  468        $(1,121)
  Weighted average common shares
    outstanding                                       604.9          598.0
                                                     ------        =======
  Per share amount                                   $  .77        $ (1.87)
                                                     ======        =======

Diluted earnings (loss) per common share:
  Net earnings (loss)                                $  468        $(1,121)
  Add: Interest on zero coupon
        notes, net                                        1            ---
                                                     ------        -------
  Net earnings (loss) as adjusted                    $  469        $(1,121)
                                                     ------        -------
  Weighted average common shares
    outstanding                                       604.9          598.0
  Add: Effect of dilutive securities
        Stock options                                  15.3            ---
        Zero coupon notes                               1.2            ---
                                                     ------        -------
  Diluted weighted average common
   shares outstanding                                 621.4          598.0
                                                     ------        -------
  Per share amount                                   $  .75        $ (1.87)
                                                     ======        =======

In the computation of diluted earnings per common share for the nine months ended October 2, 1999, the assumed conversion of the zero coupon notes due 2009 was excluded because their inclusion would have been antidilutive.

5.  Reorganization of Businesses
--------------------------------

In the second quarter of 1998, the Company recorded, as a separate line in the consolidated statements of operations, a pre-tax charge of $1.98 billion to cover restructuring costs of $1.275 billion and asset impairments and other charges of $705 million. Restructuring costs include costs to consolidate manufacturing operations throughout the Company; to exit non-strategic, poorly-performing businesses; and to reduce worldwide employment by 20,000 employees. The following tables display rollforwards from December 31, 1998, to October 2, 1999, and from June 27, 1998, to December 31, 1998, of the accruals established during the second quarter of 1998:

1998 Program
------------

                     Accruals   Q1 and Q2      Q3       Accruals
                        At        1999        1999         At
                     Dec. 31,   Amounts     Amounts      Oct. 2,
                       1998       Used        Used        1999
----------------------------------------------------------------
Consolidation of
  manufacturing
  operations           $  155    $  (81)     $  (42)    $   32
Business exits            137        46         (43)       140
Employee separations      187       (76)        (20)        91
                        -----     -----       -----      -----
  Total restructuring  $  479    $ (111)     $ (105)    $  263
--------------------------------------------------------------
Asset impairments and
  other charges           161       (12)        (15)       134
--------------------------------------------------------------
  Totals               $  640    $ (123)     $ (120)    $  397
--------------------------------------------------------------

                      Second
                     Quarter                                      Accruals
                       1998        1998      Initial        1998      At
                      Initial   Reclassifi-  Charges      Amounts  Dec. 31,
                      Charges     cations   As Adjusted     Used     1998
---------------------------------------------------------------------------
Consolidation of
  manufacturing
  operations           $  361    $   (35)    $  326       $  (171) $  155
Business exits            453       (162)       291          (154)    137
Employee separations      461        197        658          (471)    187
                        -----     ------      -----        ------   -----
  Total restructuring  $1,275    $  ---      $1,275       $  (796)    479
-------------------------------------------------------------------------
Asset impairments and
  other charges           705       ---         705          (544)    161
-------------------------------------------------------------------------
  Totals               $1,980    $  ---      $1,980       $(1,340) $  640
-------------------------------------------------------------------------

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

The total 1999 amount used of $243 million through October 2, 1999, reflects approximately $161 million in cash payments and $82 million in write-offs. The total 1998 amount used of $1.34 billion through December 31, 1998, reflects approximately $600 million in cash payments and $740 million in write-offs. Of the remaining $397 million accrual balance as of October 2, 1999, the Company expects to make approximately $132 million in cash payments and $265 million in write-offs.

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

                          Restructuring Charges        Other Charges
                                                       Asset.
                       Consol of  Business  Employee   Impair  Other
                       mfg. ops.   exits   separations -menst Charges Total
---------------------------------------------------------------------------
Personal Communications   $113   $  38       $149      $175   $122   $  597
Network Systems             11     ---         44       ---    104      159
Commercial, Government
  and Industrial Systems    18     ---        104         5    ---      127
Semiconductor Products     163     101        282       159     26      731
Other Products              21     152         79        41     73      366
---------------------------------------------------------------------------
Total                     $326    $291       $658      $380   $325   $1,980

Consolidation of manufacturing operations relates to the closing of production and distribution facilities, selling or disposing of the machinery and equipment that was no longer needed and, in some cases, scrapping excess assets that had no realizable value. The remaining $32 million accrual, included in accrued liabilities in the consolidated balance sheets, as of October 2, 1999, for this restructuring category primarily relates to the finalization of plant closings in the Semiconductor Products and Personal Communications segments.

Business exit costs include costs associated with shutting down businesses that did not fit with the Company's new strategy. In many cases, these businesses used older technologies that produced non-strategic products. Year-to-date utilization was $68 million, offset by $71 million of favorable adjustments related to a Semiconductor Products segment technology agreement and the sale of the Integrated Electronic Systems Sector's non-silicon component manufacturing business to CTS Corp. The remaining $140 million accrual, included in accrued liabilities in the consolidated balance sheets, as of October 2, 1999, for this restructuring category primarily relates to contract requirements and contingencies as part of the sales of the Company's printed circuit board business in the third quarter of 1998 and non-silicon component manufacturing business in the first quarter of 1999 and the finalization of remaining activities in the Semiconductor Products segment.

Employee separation costs represent the accrual of severance based upon the headcount reductions for the involuntary severance package the Company offered as part of its restructuring plan. As of October 2, 1999, approximately 18,900 employees have separated from the Company through a combination of voluntary and involuntary severance programs. Of these 18,900 separated employees, approximately 12,000 were direct employees, and 6,900 were indirect employees. Direct employees are primarily non-supervisory production employees, and indirect employees are primarily non-production employees and production managers. In addition, 4,200 employees separated from the Company with the sale of the non-silicon component manufacturing business. These 4,200 people were not paid any severance because the business was sold to another corporation. The remaining $91 million accrual, included in accrued liabilities in the consolidated balance sheets, as of October 2, 1999, to cover 1,100 positions for the employee separations restructuring category relates to severance payments still to be completed in the cellular and paging businesses in Illinois, Florida and Texas and in the semiconductor products business in Japan, the U.K. and Arizona.

The asset impairment costs related to reductions in the carrying values of assets for businesses that the Company was going to continue to operate but, in doing an impairment analysis, the carrying values of these assets were not recoverable from the future cash flows of the businesses. The Company reduced the carrying values of the related asset balances by approximately $380 million.

The other charges are not restructuring charges, but rather are other costs primarily comprised of contract termination costs related to agreements that were associated with businesses that the Company was no longer making investments in, losses recorded on cellular infrastructure contracts, and an in-process research and development write-off of $42 million related to a transaction from the second quarter of 1998. The remaining $134 million accrual as of October 2, 1999, relates entirely to these other charges.

As the Company's 1998 comprehensive manufacturing consolidation, cost reduction and restructuring programs reach their planned completion, management continues to assess the estimated costs to complete these programs. Management anticipates completing these programs by December 31, 1999, and believes the remaining accruals are adequate to cover these costs.

1997 Programs
-------------

During 1997, the Company established various restructuring accruals for the purpose of redirecting resources from businesses which have not met profitability objectives. The related charges totaled $327 million. The following tables display rollforwards of the accruals established by business exit for December 31, 1998, to October 2, 1999, and for the years ended December 31, 1998, and 1997:

                                  Accruals                         Accruals
                                     At                  1999         At
                                  Dec. 31,             Amounts      Oct. 2,
                                    1998   Adjustments   Used        1999
---------------------------------------------------------------------------
Q2 1997: Semiconductor Products
          Segment
         Exit from DRAM market     $  8        $  (3)    $ (5)      $ ---
---------------------------------------------------------------------------
Q3 1997: Other Products Segment
         Exit from MacOS-compatible
         computer systems business $ 15        $ ---     $ (2)      $  13
---------------------------------------------------------------------------
Q4 1997: Messaging, Information and
          Media Segment
         Exit from retail analog
          modem business           $  3        $  (3)     $ ---      $ ---
---------------------------------------------------------------------------
Grand total                        $ 26        $  (6)     $ (7)      $  13
---------------------------------------------------------------------------

                                  Accruals                         Accruals
                                     At                  1998         At
                                  Dec. 31,             Amounts     Dec. 31,
                                    1997   Adjustments   Used        1998
---------------------------------------------------------------------------
Q2 1997: Semiconductor Products
          Segment
         Exit from DRAM market      $ 30       $ (12)    $ (10)      $   8
---------------------------------------------------------------------------
Q3 1997: Other Products Segment
         Exit from MacOS-compatible
          computer systems business $ 67       $ (10)    $ (42)      $  15
---------------------------------------------------------------------------
Q4 1997: Messaging, Information and
          Media Segment
         Exit from retail analog
          modem business            $ 62       $ ---     $ (59)      $   3
---------------------------------------------------------------------------
Grand total                         $159       $ (22)    $(111)      $  26
---------------------------------------------------------------------------


                                                                   Accruals
                                    1997                1997         At
                                  Initial             Amounts      Dec. 31,
                                  Charges  Adjustments  Used        1997
---------------------------------------------------------------------------
Q2 1997: Semiconductor Products
          Segment
         Exit from DRAM market      $170       $  (9)    $(131)      $  30
---------------------------------------------------------------------------
Q3 1997: Other Products Segment
         Exit from MacOS-compatible
          computer systems business $ 95       $ ---     $ (28)      $  67
---------------------------------------------------------------------------
Q4 1997: Messaging, Information and
          Media Segment
         Exit from retail analog
          modem business            $ 62       $ ---     $ ---       $  62
--------------------------------------------------------------------------
Grand total                         $327       $  (9)    $(159)      $ 159
--------------------------------------------------------------------------

In the second quarter of 1997, the Company's Semiconductor Products Segment announced its decision to phase out its participation in the dynamic random access memory (DRAM) market. The decision to exit this business was made primarily because the business did not meet strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $170 million charge to write off technology development costs and to provide for the write-down of manufacturing equipment which could not be retrofitted for other production. In the fourth quarter of 1997 and in the first quarter of 1998, the segment sold some of this manufacturing equipment to its joint venture partner and thus reversed into income $9 million and $12 million, respectively, of accruals no longer needed. The amounts used in 1997 reflect write-offs. The amounts used in 1998 reflect $3 million in cash payments for exit fees and $7 million in write-offs. The amounts used in 1999 reflect $4 million in cash payments for exit fees and $1 million in write-offs. The remaining $3 million was reversed into income in the third quarter of 1999.

In the third quarter of 1997, the Company announced its decision to exit the MacOS(R)-compatible computer systems business, a business included in the Other Products Segment. The decision was made in response to a decision by Apple Computer to limit the introduction of its new technology and phase out future licenses, rather than to generate significant future cost savings. As a result of this decision, the Company incurred a $95 million charge primarily for the write-down of inventory and the cost of terminating contractual commitments. In the second quarter of 1998, the exposures on these contractual commitments were less than anticipated, thus resulting in the reversal into income of $10 million. The amounts used in 1997 reflect $3 million in employee severance payments and $25 million in write-offs. The amounts used in 1998 reflect $3 million in employee severance payments and $39 million in write-offs. The amounts used in 1999 reflect $2 million in write-offs. The remaining $13 million accrual as of October 2, 1999, relates to contractual commitments and warranty liability and may extend past the 1999 year end.

In the fourth quarter of 1997, the Company announced its decision to exit the retail analog modem business based in Huntsville, AL, and formerly part of the Messaging, Information and Media segment. The decision was made primarily because the business was not meeting the Company's strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $62 million charge for the write-down of inventory and fixed assets, severance costs and certain other costs relating to the realignment process. The amounts used in 1998 reflect $37 million in employee severance payments and $22 million in write-offs. The remaining $3 million accrual as of December 31, 1998, was reversed into income in the first quarter of 1999.

The results of operations of each of these exited businesses were not material to the Company's consolidated financial statements.

6.  Comprehensive Earnings (Loss)
---------------------------------

Comprehensive earnings (loss) for the three-month periods ended October 2, 1999 and September 26, 1998 were $745 million and $(234) million, respectively. Comprehensive earnings (loss) for the nine-month periods ended October 2, 1999, and September 26, 1998, were $2.1 billion and $(1.3) billion, respectively. The unrecognized gain on cost-based investments of $2.1 billion properly excludes a reclassification adjustment of $51.7 million, net of tax, related to the sale of securities.

7.  Finance Subsidiary Debt and Trust Originated Preferred Securities(SM)
-------------------------------------------------------------------------

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

In February 1999, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company (the "Trust"), sold Trust Originated Preferred Securities(SM) ("TOPrS") to the public at an aggregate offering price of $500 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 ("Subordinated Debentures") from the Company with the same payment terms as the TOPrS. The sole asset of the Trust is the Subordinated Debentures. The TOPrS are shown as "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures" in the Company's consolidated financial statements.

(SM) "Trust Originated Preferred Securities" and "TOPrS" are service marks of Merrill Lynch & Co., Inc.

8.  Segment Information
-----------------------

Beginning in the first quarter of 1999, the Company changed the operating segments it uses for financial reporting purposes as a result of organizational changes implemented in its communications businesses. Historical segment data has been restated to reflect these changes. Summarized below are the Company's segment sales and operating profit
(loss) before taxes by new reportable segment for the three months ended October 2, 1999 and September 26, 1998.

                                       Three Months Ended
                                    Oct. 2,          Sept. 26,      %
                                      1999              1998     Change
                                     ------            ------    ------
Segment Sales:
-------------
Personal Communications Segment     $3,084            $2,285        35
Network Systems Segment              1,594             1,917       (17)
Commercial, Govt. and Industrial
  Systems Segment                    1,020               981         4
Semiconductor Products Segment       1,708             1,773        (4)
Other Products Segment                 918               840         9
Adjustments & Eliminations            (636)             (644)       (1)
                                    ------            ------
  Segment Totals                    $7,688            $7,152         7
                                    ======            ======


                                                 % Of                % Of
                                                 Sales               Sales
                                                 -----               -----
Segment Operating Profit
(Loss) Before Taxes:
-------------------
Personal Communications Segment      $  133        4    $    9        ---
Network Systems Segment                (639)     (40)      337         18
Commercial, Govt. and Industrial
  Systems Segment                       293       29        91          9
Semiconductor Products Segment          406       24      (188)       (11)
Other Products Segment                 (142)     (15)     (182)       (22)
Adjustments & Eliminations                1       --       (10)         2
                                     ------            -------
Segment Totals                           52        1        57          1
General Corporate                        78                (18)
                                     ------             ------
Earnings (Loss) Before Income Taxes  $  130        2   $    39          1
                                     ======            =======


Summarized below are the Company's segment sales and operating profit
(loss) before taxes by new reportable segment for the nine months ended October 2, 1999 and September 26, 1998.

                                         Nine Months Ended
                                     Oct. 2,           Sept. 26,       %
                                       1999               1998       Change
                                      ------             ------      ------
Segment Sales:
-------------
Personal Communications Segment      $8,474             $7,083         20
Network Systems Segment               4,804              5,050         (5)
Commercial, Govt. and Industrial
  Systems Segment                     2,860              2,931         (2)
Semiconductor Products Segment        5,594              5,414          3
Other Products Segment                2,675              2,607          3
Adjustments & Eliminations           (1,974)            (2,024)        (3)
                                    -------            -------
  Segment Totals                    $22,433            $21,061          7
                                    =======            =======

                                                 % Of                % Of
                                                 Sales               Sales
                                                 -----               -----
Segment Operating Profit
(Loss) Before Taxes:
-------------------
Personal Communications Segment      $  341        4    $ (425)        (6)
Network Systems Segment                (277)      (6)      543         11
Commercial, Govt. and Industrial
  Systems Segment                       439       15       222          8
Semiconductor Products Segment          533       10    (1,145)       (21)
Other Products Segment                 (433)     (16)     (707)       (27)
Adjustments & Eliminations               (6)      --       (17)         1
                                     ------             ------
Segment Totals                          597        3    (1,529)        (7)
General Corporate                        72                (72)
                                     ------            -------
Earnings (Loss) Before Income Taxes  $  669        3   $(1,601)        (8)
                                     ======            =======

9.  Commitments and Contingencies
---------------------------------

Iridium
-------
During the third quarter of 1999, Iridium LLC and its operating subsidiary, Iridium Operating LLC (collectively referred to as Iridium), went into a reorganization proceeding under Chapter 11 of the U.S. Federal Bankruptcy Code and are currently operating as debtors-in-possession under that Chapter.

At October 2, 1999, the Company owned, directly and indirectly, approximately 18% of the equity interests in Iridium and a significant portion of a series of Iridium bonds. The Company also holds equity investments and notes receivable, in several Iridium gateway companies in the amount of $47 million. The Company also holds accounts receivable from Iridium in the amount of $661 million.

The Company recorded a special charge in the third quarter of 1999 of $994 million (i) to increase its reserve related to its financial exposure to the Iridium project to a level consistent with its expectation of a Chapter 11 financial restructuring of Iridium and (ii) to write down the remaining value of the Iridium bonds it holds. This increase in the reserve primarily relates to accounts receivable and inventory associated with the Iridium project.

The book value of the Company's equity investments in several Iridium gateway companies is included in Other Assets in the condensed consolidated balance sheets. The Company accounts for its investment in Iridium under the equity method of accounting due to its financial influence on Iridium in the form of guarantees of Iridium's indebtedness, its contract with Iridium for the operation and maintenance of the global communications system and the other financial commitments more fully discussed below.

The following table summarizes the Company's equity and bond investments in Iridium and investments in the Iridium gateway companies as of October 2, 1999, and the amounts owed to the Company by Iridium under several contracts as of October 2, 1999, excluding reserves:

Investments:
  Equity investment in Iridium                             $ ---
 Bond investment in Iridium                                  ---
  Investments in and notes receivables
    from Iridium gateway companies                            47
                                                             ---
  Total                                                    $  47
                                                           =====
Accounts Receivable:
  Operations & Maintenance contract
    Deferred amount due to Company                         $ 400
    Other amounts due to Company                             130
                                                           -----
                                                           $ 530
  Other contracts                                            131
                                                           -----
  Total                                                    $ 661
                                                           =====

The following table summarizes, as of October 2, 1999, (i) the Company's bank guarantees and other financial commitments and (ii) the contractual commitments to Iridium and other obligations, excluding reserves:

Bank Guarantees and Other Financial Commitments:
  Senior Secured Credit Agreement capital call          $   50
  Senior Guaranteed Credit Agreement                    $  750
  Conditional Commitment to Provide Guarantee        See Below

Contractual Commitments and Other Obligations:
  Obligations to subcontractors                         $   80
  Assets at risk and other estimated potential
    contractual obligations                             $  722

Iridium's bank facilities are an $800 million Senior Secured Credit Agreement (the "Secured Credit Agreement") and a $750 million Senior Guaranteed Credit Agreement (the "Guaranteed Credit Agreement"). The Guaranteed Credit Agreement is guaranteed by the Company. As of October 2, 1999, Iridium had borrowed all of the funds available under the Guaranteed Credit Agreement.

Iridium is in default under the Guaranteed Credit Agreement and the Secured Credit Agreement. Iridium is also in default on approximately $1.4 billion of public debt.

Under a waiver to the Guaranteed Credit Agreement, the banks providing loans under that Agreement agreed to waive certain events of default so long as the Company paid the interest on those loans and monthly fees. Although the waiver could have stayed in effect through December 15, 1999, on November 15, 1999, the Company paid the banks approximately $743 million. With this payment, the Company believes it has satisfied all of its guarantee obligations under this Agreement. By satisfying its guarantee obligations, the Company avoided paying interest and substantial monthly fees to the banks.

Subject to the automatic stay provisions of Chapter 11, the lenders under the Secured Credit Agreement could accelerate Iridium's obligations under the Secured Credit Agreement and seek to foreclose on their security interests in substantially all of Iridium's assets. Iridium is subject to an order which permits it to make only a limited use of some of the assets subject to these security interests. The order generally permits Iridium, during the term of the order, to pay only specified budgeted amounts and prohibits Iridium from making any payments to Motorola. The order is to remain effective through December 15, 1999. However, Iridium's ability to make use of these assets automatically terminates earlier if specified events occur, such as Motorola's failure to provide material services under the operations and maintenance contract.

The lenders under the Secured Credit Agreement have demanded that the investors in Iridium comply with their capital call requirements. In the Company's case, this could require an additional equity investment of $50 million.

The Company had agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Iridium debt for Iridium's use, subject to certain conditions. Iridium requested Motorola to provide this guarantee during the third quarter of 1999; however, Motorola believes it is not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under the Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Iridium failed to have the Company provide such guarantee as required, and that the Company is obligated to provide them with this $300 million guarantee. The Company believes that it is not obligated to do so.
Iridium has also stated that it believes it was not obligated to have the Company provide this $300 million guarantee to these lenders.

The Company has several contracts with Iridium, primarily for the operation and maintenance of the global personal communications system. The Company has stopped recognizing revenue on the operations and maintenance contract with Iridium at this time. The Company agreed to permit Iridium to defer up to $400 million of amounts owed under its operations and maintenance contract with the Company. The Company is currently performing under its operations and maintenance contract with Iridium without being paid concurrently, even though the Company has not agreed to waive its right to receive payment. As of October 2, 1999, the Company had accounts receivable from Iridium relating to the operations and maintenance contract of $530 million.

The Company has subcontracts for portions of the system, for which it generally remains obligated in the amount of $80 million as of October 2, 1999. In addition, the Company has investments in assets related to these contracts which are at risk, such as inventory, manufacturing equipment and buildings, as well as other potential obligations in connection with these contracts, the value of which the Company estimates to be approximately $722 million as of October 2, 1999. While the Company expects to be able to use a portion of these assets in connection with other programs, the Company would still incur substantial costs in winding down operations related to the Iridium program.

The repayment by Iridium of the contractually deferred amounts owed under the operations and maintenance contract with the Company is subordinated to repayment of Iridium's Secured Credit Agreement, as is the repayment to the Company by Iridium of any amounts the Company may pay to the lenders under its guarantees and certain other obligations owed to the Company. As a result of the Chapter 11 filing, Iridium is unlikely to be able to repay in full the Company amounts previously deferred under its various contracts with the Company and is unlikely to be able to pay amounts which have since accrued and not been paid or which may become due under such contracts in the future. The Company's third-quarter reserve, in part, provided for the uncollectibility of these accounts receivable from Iridium.

Creditors and other stakeholders in Iridium may seek to bring various claims against the Company, with respect to payments previously made by Iridium to the Company, and otherwise. As described in "Legal
Proceedings," a number of purported class action lawsuits alleging securities law violations have been filed naming Iridium, certain current and former officers of Iridium, other entities and the Company as defendants.

The following table presents the Company's equity losses and development and commercialization provisions related to Iridium for the three months ended October 2, 1999; July 3, 1999; and April 3, 1999; and for the twelve months ended December 31, 1998 and the ending balances for the development and commercialization reserves as of October 2, 1999; July 3, 1999; April 3, 1999; and December 31, 1998:

                                    Oct. 2,   Jul. 3,   Apr. 3,    Dec. 31,
Period Ended                         1999       1999       1999       1998
Company's share of Iridium's net
  loss applicable to Class 1
  interests                         $  ---      $ ---     $   50      $ 265
Bond investment write-down          $   31      $ 126     $  ---      $ ---
---------------------------------------------------------------------------
Development and Commercialization
  provisions:
    Special charges                 $  963      $ ---     $  122      $ ---
    Other charges                   $   14         36         37         95
                                    ------      -----     ------      -----
  Total provisions                  $  977      $  36     $  159      $  95
Development and Commercialization
  reserves                          $1,821      $ 844     $  808      $ 649

The Company's share of Iridium's net loss was included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The development and commercialization provisions for the three months ended October 2, 1999, July 3, 1999 and April 3, 1999, and for the twelve months ended December 31, 1998 are shown in the above table. All such amounts were included in selling, general and administrative expenses, except that $321 million, relating to inventory write-downs, was included in manufacturing and other costs of sales in the condensed consolidated statements of operations for the three months ended October 2, 1999, $31 million relating to operations and maintenance contract reserves was included in manufacturing and other costs of sales in the consolidated statements of operations for the three months ended July 3, 1999 and $81 million of margin reserves relating to product feasibility was included in manufacturing and other costs of sales in the condensed consolidated statements of operations for the twelve months ended December 31, 1998.

The development and commercialization reserve as of October 2, 1999 was $1.8 billion of which $1.4 billion was included in accrued liabilities and $422 million was included in other liabilities in the condensed consolidated balance sheets. The reserve as of July 3, 1999, was $844 million, of which $482 million was included in accrued liabilities and $362 million was included in other liabilities in the condensed consolidated balance sheets. The reserve as of April 3, 1999 was $808 million of which $506 million was included in accrued liabilities and $302 million was included in other liabilities on the condensed consolidated balance sheets. The reserve as of December 31, 1998 was $649 million of which $529 million was included in accrued liabilities and $120 million was included in other liabilities in the condensed consolidated balance sheets.

Additionally in the third quarter of 1999, the Company wrote down its remaining investment in Iridium bonds. The bond write-down of $31 million is reflected in selling, general and administrative expenses in the condensed consolidated statements of operations. The bond write-down of $157 million is reflected as a contra-asset, in other assets, in the condensed consolidated balance sheets as of October 2, 1999.

The loss of the value of its investment in Iridium gateway companies, the Company having to perform under its Iridium guarantee obligations, other costs or liabilities related to the Company's relationship with Iridium, and the winding down of operations related to the Iridium program, collectively, could have a material negative impact on the Company's consolidated financial position and results of operations.

Nextel

At October 2, 1999, the Company's off-balance sheet commitment to Nextel Communications, Inc. ("Nextel") for equipment financing aggregated $542 million, of which $259 million was outstanding. The Company's other off-balance sheet third party financial guarantees, excluding the Iridium LLC guarantee which is separately discussed above, aggregated $433 million, of which $393 million was outstanding. The aggregate off-balance sheet amounts represent the maximum available and may not be completely utilized.

10.  Acquisitions and Dispositions of Businesses
------------------------------------------------

The following table summarizes the major business dispositions and acquisitions involving acquired in-process research and development write-offs that the Company made during the third quarter of 1999:

                                                              In-Process
                                                             Research and
                                              Form of         Development
(in millions)             Consideration    Consideration        Charge
--------------------------------------------------------------------------
Dispositions:
Semiconductor Components
  Group                     $1,600             Cash          Not Applicable
                                               Notes
                                               Common Stock

North American Antenna
  Sites                     $  255             Cash          Not Applicable
                                               Common Stock

Acquisitions:
Metrowerks                  $   98             Cash              $35

Bosch Telecom, Inc./
  Spectrapoint              $   45             Cash              $14
---------------------------------------------------------------------------

Semiconductor Components Group
------------------------------
In August, 1999, the Company completed the sale of the Semiconductor Components Group (SCG). The Company received approximately $1.6 billion in cash, notes and approximately 9 percent of the stock of the new company. The sale resulted in a $362 million gain included in selling, general and administrative expenses in the condensed consolidated statements of operations. Through the date of disposition, SCG had 1999 net sales and operating profits of approximately $894 million and $113 million, respectively.

North American Antenna Sites
----------------------------
In August, 1999, the Company completed the sale of its North American antenna site business to Pinnacle Towers for $245 million in cash and $10 million in common stock of Pinnacle Holdings. The sale resulted in a $198 million gain included in selling, general and administrative expenses in the condensed consolidated statements of operations. The transaction involved all the assets and operations of the business, which included a portfolio of approximately 1,850 wireless communications facilities located throughout the U.S. and Canada that were owned, managed or leased by the Company. Through the date of disposition, this business had 1999 net sales and operating profits of approximately $56 million and $8 million, respectively.

Metrowerks
----------
In September and October of 1999, the Company purchased all of the outstanding common shares of Metrowerks Inc. for approximately $98 million. In connection with this transaction, the Company recorded an acquired in process research and development charge of approximately $35 million which was included in selling, general and administrative expenses in the condensed consolidated statements of operations. The acquisition was accounted for under the purchase method and accordingly, the results of operations for Metrowerks have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma effects of this acquisition on the Company's financial statements were not material.

Metrowerks designs, develops, markets, and supports professional software development tools used by programmers to create software applications. Its flagship product line is called CodeWarrior(R). A total of 32 projects were in process at the acquisition date. These projects were related to the development of software development tools for the desktop and embedded markets. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in the first quarter of 2000, with projected research and development costs-to-complete of approximately $12 million.

Historical pricing, margins, and expense levels were used in the valuation of the in-process products. The allocation of value to in-process research and development was determined using expected future cash flows discounted at an average risk adjusted rate of 22%. This rate reflects both technological and market risk as well as the time value of money.

Bosch Telecom, Inc./Spectrapoint
In July, 1999, the Company and Cisco Systems, Inc. purchased the fixed wireless assets of Bosch Telecom, Inc. and created a new, jointly owned company called SpectraPoint Wireless. The Company paid approximately $45 million in cash for its 81% ownership and recorded an acquired in-process research and development charge of $14 million, which was included in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company has included the results of operations of SpectraPoint Wireless in its consolidated financial statements since the date of formation. The pro forma effects of this acquisition on the Company's financial statements were not material.

Spectrapoint Wireless is in the process of developing a point-to-multipoint
(PMP) broadband wireless access system using 28 GHz radio frequency (RF) equipment. Combining RF equipment with advanced ATM processing and modem technology yields a flexible system that delivers network services to LMDS customers. The system couples a shared broadband downstream carrier with dedicated Frequency Division Multiple Access (FDMA) carriers operating in the range of 2-10 Mbps upstream. The system development is approximately 70% complete. The in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in the second quarter of 2000, with projected research and development costs-to-complete of approximately $14 million.

Historical pricing, margins, and expense levels were used in the valuation of the in-process products. The allocation of value to in-process research and development was determined using expected future cash flows discounted at an average risk adjusted rate of 20%. This rate reflects both technological and market risk as well as the time value of money and is higher than the market-derived rate for similar companies.

11.  Proposed Merger of General Instrument Corporation with Motorola, Inc.
-------------------------------------------------------------------------

On September 14, 1999, the Company entered into a definitive agreement for the merger of General Instrument Corporation with and into the Company.
The merger agreement, which is subject to customary regulatory and shareholder approvals, provides that each share of General Instrument would be exchanged for 0.575 shares of the Company's common stock. The Company expects to account for the merger under the pooling-of-interests method and expects to complete the transaction in the first quarter of 2000.

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

Results of Operations:
---------------------

Sales were $7.7 billion in the third quarter of 1999, up 7 percent from $7.2 billion a year earlier. Sales were $22.4 billion in the first nine months of 1999, up 7 percent from $21.1 billion a year earlier. Third-quarter 1999 earnings were $91 million, or 14 cents per share, compared with third-quarter 1998 earnings of $27 million, or 4 cents per share. Nine-month 1999 earnings were $468 million, or 75 cents per share, compared with a loss of $1.1 billion, or $1.87 per share, in the first nine months of 1998.

Net margin on sales was 1.2 percent in the third quarter of 1999 compared with 0.4 percent a year earlier. Net margin on sales for the first nine months of 1999 was 2.1 percent compared with a negative 5.3 percent in the first nine months of 1998.

Results of Operations excluding special items
---------------------------------------------

Excluding special items, third-quarter 1999 earnings were $332 million, or 53 cents per share, compared with third-quarter 1998 earnings of $40 million, or 7 cents per share. Nine-month 1999 earnings were $782 million, or $1.26 per share, compared with $188 million, or 31 cents per share, in the first nine months of 1998.

Excluding special items, net margin on sales would have been 4.3 percent for the third quarter of 1999 compared with 0.6 percent for the third quarter of 1998. Net margin on sales for the first nine months of 1999 would have been 3.5 percent compared with 0.9 percent in the first nine months of 1998.

In the third quarter of 1999, the Company recorded a net special charge of $344 million pre-tax, or 39 cents per share after-tax. Included in this net special charge were the following items:

Iridium related charge          $ 994
In-process research and
  development write-off            49
Gains from the sale of
  investments and businesses     (699)
                                -----
Net special charge              $ 344
                                =====

The in-process research and development write-off, the gains from the sale of investments and businesses, and $673 million of the $994 million Iridium related charge are included in selling, general and administrative expenses in the condensed consolidated statements of operations. The remaining $321 million of the Iridium related charge is included in manufacturing and other costs of sales.

In the third quarter of 1998, the Company recorded a net special charge of $18 million pre-tax, or 3 cents per share after-tax. Included in this net special charge were the following items:

In-process research and
  development write-off         $ 109
Gains from the sale of
  investments and businesses      (91)
                                -----
Net special charge              $  18
                                =====

The net special charge is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

In the first nine months of 1999, the Company recorded a net special charge of $448 million pre-tax, or 72 cents per share after-tax. Included in this net special charge were the following items:

Iridium related charge         $1,242
In-process research and
  development write-off            49
Gains from the sale of
  investments and businesses     (843)
                               ------
Net special charge             $  448
                               ======

The net special charge is included in selling, general and administrative expenses in the condensed consolidated statements of operations with the exception of $321 million of the Iridium related charge which is included in manufacturing and other costs of sales.

In the first nine months of 1998, the Company recorded a net special charge of $1.9 billion pre-tax, or $2.19 per share after-tax. Included in this net special charge were the following items:

Restructuring and other
  charges                      $1,980
In-process research and
  development write-off           109
Miscellaneous charges              29
Gains from the sale of
  investments and businesses     (249)
                               ------
Net special charge             $1,869
                               ======

The restructuring and other charges of $1.98 billion are recorded as a separate line in the condensed consolidated statements of operations. The in-process research and development write-off, miscellaneous charges, and gains from the sale of investments and businesses are included in selling, general and administrative expenses.

Results of Operations for continuing businesses excluding special items
-----------------------------------------------------------------------

The Company has sold several of its businesses since the beginning of 1998, of which the sale of the Semiconductor Components Group was the largest transaction. Excluding the results of these businesses and special items, sales were $7.6 billion in the third quarter of 1999, up 12 percent from $6.7 billion a year earlier. Sales were $21.5 billion in the first nine months of 1999, up 9 percent from $19.7 billion a year earlier. Third-quarter 1999 earnings were $316 million, or 51 cents per share, compared with third-quarter 1998 earnings of $45 million, or 7 cents per share. Nine-month 1999 earnings were $697 million, or $1.12 per share, compared with $174 million, or 29 cents per share, in the first nine months of 1998.

Excluding the results of these businesses and special items, net margin on sales was 4.2 percent in the third quarter of 1999 compared with 0.7 percent a year earlier. Net margin on sales for the first nine months of 1999 was 3.2 percent compared with 0.9 percent in the first nine months of 1998.

1998 Restructuring Program
--------------------------

In the second quarter of 1998, the Company recorded, as a separate line in the consolidated statements of operations, a pre-tax charge of $1.98 billion to cover restructuring costs of $1.275 billion and asset impairments and other charges of $705 million. Restructuring costs include costs to consolidate manufacturing operations throughout the Company; to exit non-strategic, poorly-performing businesses; and to reduce worldwide employment by 20,000 employees. The following tables display rollforwards from December 31, 1998, to October 2, 1999, and from June 27, 1998, to December 31, 1998, of the accruals established during the second quarter of 1998:

   Accruals   Q1 and Q2      Q3       Accruals
                        At        1999        1999         At
                     Dec. 31,   Amounts     Amounts      Oct. 2,
                       1998       Used        Used        1999
------------------------------------------------------------------
Consolidation of
  manufacturing
  operations           $  155    $  (81)     $  (42)    $   32
Business exits            137        46         (43)       140
Employee separations      187       (76)        (20)        91
                        -----     -----       -----      -----
  Total restructuring  $  479    $ (111)     $ (105)    $  263
--------------------------------------------------------------
Asset impairments and
  other charges           161       (12)        (15)       134
--------------------------------------------------------------
  Totals               $  640    $ (123)     $ (120)    $  397
--------------------------------------------------------------

                      Second
                     Quarter                                       Accruals
                       1998        1998      Initial        1998      At
                      Initial   Reclassifi-  Charges      Amounts  Dec. 31,
                      Charges     cations   As Adjusted     Used     1998
---------------------------------------------------------------------------
Consolidation of
  manufacturing
  operations           $  361    $   (35)    $  326       $  (171) $  155
Business exits            453       (162)       291          (154)    137
Employee separations      461        197        658          (471)    187
                        -----     ------      -----        ------   -----
  Total restructuring  $1,275    $  ---      $1,275       $  (796)    479
-------------------------------------------------------------------------
Asset impairments and
  other charges           705       ---         705          (544)    161
-------------------------------------------------------------------------
  Totals               $1,980    $  ---      $1,980       $(1,340) $  640
-------------------------------------------------------------------------

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

The total 1999 amount used of $243 million through October 2, 1999, reflects approximately $161 million in cash payments and $82 million in write-offs. The total 1998 amount used of $1.34 billion through December 31, 1998, reflects approximately $600 million in cash payments and $740 million in write-offs. Of the remaining $397 million accrual balance as of October 2, 1999, the Company expects to make approximately $132 million in cash payments and $265 million in write-offs.

Consolidation of manufacturing operations relates to the closing of production and distribution facilities, selling or disposing of the machinery and equipment that was no longer needed and, in some cases, scrapping excess assets that had no realizable value. The remaining $32 million accrual, included in accrued liabilities in the consolidated balance sheets, as of October 2, 1999, for this restructuring category primarily relates to the finalization of plant closings in the Semiconductor Products and Personal Communications segments.

Business exit costs include costs associated with shutting down businesses that did not fit with the Company's new strategy. In many cases, these businesses used older technologies that produced non-strategic products. Year-to-date utilization was $68 million, offset by $71 million of favorable adjustments related to a Semiconductor Products segment technology agreement and the sale of the Integrated Electronic Systems Sector's non-silicon component manufacturing business to CTS Corp. The remaining $140 million accrual, included in accrued liabilities in the consolidated balance sheets, as of October 2, 1999, for this restructuring category primarily relates to contract requirements and contingencies as part of the sales of the Company's printed circuit board business in the third quarter of 1998 and non-silicon component manufacturing business in the first quarter of 1999 and the finalization of remaining activities in the Semiconductor Products segment.

Employee separation costs represent the accrual of severance based upon the headcount reductions for the involuntary severance package the Company offered as part of its restructuring plan. As of October 2, 1999, approximately 18,900 employees have separated from the Company through a combination of voluntary and involuntary severance programs. Of these 18,900 separated employees, approximately 12,000 were direct employees, and 6,900 were indirect employees. Direct employees are primarily non-supervisory production employees, and indirect employees are primarily non-production employees and production managers. In addition, 4,200 employees separated from the Company with the sale of the non-silicon component manufacturing business. These 4,200 people were not paid any severance because the business was sold to another corporation. The remaining $91 million accrual, included in accrued liabilities in the consolidated balance sheets, as of October 2, 1999, to cover 1,100 positions for the employee separations restructuring category relates to severance payments still to be completed in the cellular and paging businesses in Illinois, Florida and Texas and in the semiconductor products business in Japan, the U.K. and Arizona.

The asset impairment costs related to reductions in the carrying values of assets for businesses that the Company was going to continue to operate but, in doing an impairment analysis, the carrying values of these assets were not recoverable from the future cash flows of the businesses. The Company reduced the carrying values of the related asset balances by approximately $380 million.

The other charges are not restructuring charges, but rather are other costs primarily comprised of contract termination costs related to agreements that were associated with businesses that the Company was no longer making investments in, losses recorded on cellular infrastructure contracts, and an in-process research and development write-off of $42 million related to a transaction from the second quarter of 1998. The remaining $134 million accrual as of October 2, 1999, relates entirely to these other charges.

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

1997 Programs
-------------

During 1997, the Company established various restructuring accruals for the purpose of redirecting resources from businesses which have not met profitability objectives. The related charges totaled $327 million. The following tables display rollforwards of the accruals established by business exit for December 31, 1998, to October 2, 1999, and for the years ended December 31, 1998, and 1997:

                                   Accruals                        Accruals
                                      At                   1999         At
                                   Dec. 31,              Amounts    Oct. 2,
                                     1998    Adjustments   Used        1999
---------------------------------------------------------------------------
Q2 1997: Semiconductor Products
          Segment
         Exit from DRAM market      $  8       $  (3)     $ (5)      $ ---
---------------------------------------------------------------------------
Q3 1997: Other Products Segment
         Exit from MacOS-compatible
          computer systems business $ 15       $ ---      $ (2)      $  13
---------------------------------------------------------------------------
Q4 1997: Messaging, Information and
          Media Segment
         Exit from retail analog
          modem business            $  3        $  (3)     $ ---      $ ---
---------------------------------------------------------------------------
Grand total                         $ 26        $  (6)     $ (7)      $  13

                                   Accruals                        Accruals
                                      At                   1998         At
                                   Dec. 31,              Amounts   Dec. 31,
                                     1997    Adjustments   Used        1998
---------------------------------------------------------------------------
Q2 1997: Semiconductor Products
          Segment
         Exit from DRAM market      $ 30        $ (12)    $ (10)      $   8
---------------------------------------------------------------------------
Q3 1997: Other Products Segment
         Exit from MacOS-compatible
          computer systems business $ 67        $ (10)    $ (42)      $  15
---------------------------------------------------------------------------
Q4 1997: Messaging, Information and
          Media Segment
         Exit from retail analog
          modem business            $ 62        $ ---     $ (59)      $   3
---------------------------------------------------------------------------
Grand total                         $159        $ (22)    $(111)      $  26
---------------------------------------------------------------------------

                                                                   Accruals
                                     1997                  1997         At
                                    Initial              Amounts   Dec. 31,
                                    Charges  Adjustments   Used        1997
---------------------------------------------------------------------------
Q2 1997: Semiconductor Products
          Segment
         Exit from DRAM market      $170        $  (9)    $(131)      $  30
Q3 1997: Other Products Segment
         Exit from MacOS-compatible
          computer systems business $ 95        $ ---     $ (28)      $  67
---------------------------------------------------------------------------
Q4 1997: Messaging, Information and
          Media Segment
         Exit from retail analog
          modem business            $ 62        $ ---     $ ---       $  62
---------------------------------------------------------------------------
Grand total                         $327        $  (9)    $(159)      $ 159
---------------------------------------------------------------------------

In the second quarter of 1997, the Company's Semiconductor Products Segment announced its decision to phase out its participation in the dynamic random access memory (DRAM) market. The decision to exit this business was made primarily because the business did not meet strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $170 million charge to write off technology development costs and to provide for the write-down of manufacturing equipment which could not be retrofitted for other production. In the fourth quarter of 1997 and in the first quarter of 1998, the segment sold some of this manufacturing equipment to its joint venture partner and thus reversed into income $9 million and $12 million, respectively, of accruals no longer needed. The amounts used in 1997 reflect write-offs. The amounts used in 1998 reflect $3 million in cash payments for exit fees and $7 million in write-offs. The amounts used in 1999 reflect $4 million in cash payments for exit fees and $1 million in write-offs. The remaining $3 million accrual as of July 3, 1999, was reversed into income in the third quarter of 1999.

In the third quarter of 1997, the Company announced its decision to exit the MacOS(R)-compatible computer systems business, a business included in the Other Products Segment. The decision was made in response to a decision by Apple Computer to limit the introduction of its new technology and phase out future licenses, rather than to generate significant future cost savings. As a result of this decision, the Company incurred a $95 million charge primarily for the write-down of inventory and the cost of terminating contractual commitments. In the second quarter of 1998, the exposures on these contractual commitments were less than anticipated, thus resulting in the reversal into income of $10 million. The amounts used in 1997 reflect $3 million in employee severance payments and $25 million in write-offs. The amounts used in 1998 reflect $3 million in employee severance payments and $39 million in write-offs. The amounts used in 1999 reflect $2 million in write-offs. The remaining $13 million accrual as of October 2, 1999, relates to contractual commitments and warranty liability and may extend past the 1999 year end.

In the fourth quarter of 1997, the Company announced its decision to exit the retail analog modem business based in Huntsville, AL, and formerly part of the Messaging, Information and Media segment. The decision was made primarily because the business was not meeting the Company's strategic and profitability objectives, rather than to generate significant future cost savings. As a result of this decision, the segment incurred a $62 million charge for the write-down of inventory and fixed assets, severance costs and certain other costs relating to the realignment process. The amounts used in 1998 reflect $37 million in employee severance payments and $22 million in write-offs. The remaining $3 million accrual as of December 31, 1998, was reversed into income in the first quarter of 1999.

The results of operations of each of these exited businesses were not material to the Company's consolidated financial statements.

A discussion of the Company's 1998 and 1997 restructuring programs is also detailed in Note 5 to the condensed consolidated financial statements.

Results of the Company's major operations, which include the effect of the sales of various businesses and special items, for the third quarter of 1999 compared with the third quarter of 1998 are as follows:

Personal Communications Segment
-------------------------------

                           Three Months Ended
                           Oct. 2,    Sept. 26,     %
(in millions)               1999        1998      Change
--------------------------------------------------------
Orders                     $4,332     $2,589        67%
Segment sales              $3,084     $2,285        35%
Operating profit before tax  $133       $  9     1,378%
Net special items:
  credits(charges)           $ (7)      $ 64

Segment sales rose 35 percent to $3.1 billion, and orders increased 67 percent to $4.3 billion. Operating profits increased to $133 million from $9 million in the year earlier quarter primarily due to the increase in sales.

Excluding special items, operating profits rose to $140 million, compared to a $55 million loss a year ago primarily due to the increase in sales. For ongoing businesses, sales rose 37 percent to $3.1 billion from $2.3 billion, and orders were unchanged from the data shown in the table above. Operating profits for ongoing businesses and excluding special items were unchanged from the data shown in the table above.

In the wireless phone business, which includes iDEN(R) phones, versus the year ago quarter, (i) orders increased approximately 90%; (ii) sales increased approximately 50%; and (iii) operating profits improved very significantly. Orders were up significantly in the Americas, Europe and Asia. Sales were higher in all regions led by Asia. Digital phones accounted for approximately 89% of wireless phone sales dollars in the third quarter.

Worldwide demand and production of wireless phones has been greater than manufacturers and component suppliers had anticipated at the beginning of the year. As a result, there are shortages of certain types of components used in manufacturing wireless phones, including components used by the Company. Supply of these components is not expected to match demand until sometime in 2000. As a result, the Company's rate of sales growth for wireless phones for the fourth quarter is expected to be significantly lower than the approximately 90% growth rate of orders discussed above. Because components shortages may continue through the first half of 2000, the rate of order growth may continue to be greater than the rate of sales growth for wireless phones.

Digital phone unit shipments increased by approximately 100% in the third quarter versus a year ago. Versus the year ago quarter, unit sales for (i) Global System for Mobile (GSM) products increased approximately 70%; (ii) Code Division Multiple Access (CDMA) products increased approximately 1,400 percent; (iii) Time Division Multiple Access (TDMA) products were significantly lower, primarily due to the fact that the Company's first dual mode/dual band phones began shipping at the very end of the quarter; and (iv) iDEN products increased approximately 100%. Analog phone unit sales decreased versus last year.

For digital phones, the overall average selling price versus the year ago quarter declined less than the normal historical range. For analog phones, the overall average selling price versus the year ago quarter continued to decline more quickly than the historical range. Average selling prices can be subject to changes in product mix and regional mix.

For paging products, orders were lower and sales were significantly lower than a year ago primarily due to fewer unit sales. The operating loss in the paging business was smaller than a year ago due to an improved manufacturing margin and significantly lower selling, general and administrative expenses.

Network Systems Segment
-----------------------

                           Three Months Ended
                           Oct. 2,    Sept. 26,     %
(in millions)               1999        1998      Change
--------------------------------------------------------
Orders                     $1,482     $1,465         1%
Segment sales              $1,594     $1,917       (17%)
Operating profit (loss)
  before tax                $(639)      $337       NMF*
Net special items:
  credits(charges)          $(825)       $--
* NMF = not a meaningful figure

Segment sales declined 17 percent to $1.6 billion, and orders increased 1 percent to $1.5 billion. The segment had an operating loss of $639 million compared to an operating profit a year earlier of $337 million. The decline in sales was almost entirely due to lower satellite communications equipment revenue. The operating loss was due to $825 million of special charges consisting of $811 million for Iridium related charges and $14 million for acquired in-process research and development charges related to the acquisition of SpectraPoint Wireless. Of these special charges, $321 million relate to inventory write-downs for Iridium and are included in manufacturing and other costs of sales. The remaining special charges are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Excluding special items, operating profits were $186 million compared to $337 million a year earlier. This decrease is primarily due to the decline in sales of satellite communications equipment, an operating loss in the satellite communications business, and increased investment in engineering resources working to develop digital solutions for network operators. This segment was not impacted by discontinued businesses.

Cellular and personal communications systems infrastructure equipment orders were higher and sales were slightly lower. Orders were higher in Europe and Asia but lower in the Americas. Sales were higher in Europe but lower in Asia and the Americas. Sales were significantly higher in GSM, lower in CDMA, and very significantly lower for analog and PDC digital for Japan. Sales and orders were lower for iDEN infrastructure equipment.

Satellite Communications Group sales and orders were down very significantly due to the Iridium financial situation and sharply reduced activity from Iridium gateway operators, whose installations were largely completed in the fourth quarter of 1998. The Company has stopped recognizing revenue on the operations and maintenance contract with Iridium.

The Company and Cisco Systems, Inc. purchased the fixed wireless assets of Bosch Telecom, Inc. and created a jointly owned company called SpectraPoint Wireless. As discussed above this transaction resulted in an acquired in-process research and development charge of $14 million.

The Company signed a contract with Teledesic LLC under which the Company will serve as prime contractor in the design and construction of Teledesic's "Internet-in-the-Sky" satellite communications network. The contract is contingent upon Teledesic's approval following a technical review period. The technical review period was originally scheduled to end on September 11, 1999, was extended until November 1, 1999 and has recently been extended until December 1, 1999. Approval of the technical review period is in the sole discretion of Teledesic and there can be no assurances that Teledesic will approve the contract.

Commercial, Government and Industrial Systems Segment
-----------------------------------------------------

                           Three Months Ended
                           Oct. 2,    Sept. 26,     %
(in millions)               1999        1998      Change
--------------------------------------------------------
Orders                     $1,074     $  924        16%
Segment sales              $1,020     $  981         4%
Operating profit before tax  $293        $91       222%
Net special items:
  credits(charges)           $198        $--

Segment sales rose 4 percent to $1.0 billion, and orders increased 16 percent to $1.1 billion. Operating profits rose to $293 million compared to $91 million a year earlier. Included in operating profits for the three months ended October 2, 1999, is a $198 million gain from the sale of the Company's antenna site business.

Excluding special items, operating profits increased to $95 million compared to $91 million a year ago. For ongoing businesses, sales rose 5 percent to $1.0 billion from $960 million, and orders increased 17 percent to $1.1 billion from $903 million in the year ago quarter. Operating profits for ongoing businesses and excluding special items were $93 million compared to $88 million a year ago.

Two-way radio equipment orders were higher in the Americas and Europe and lower in Asia. Sales increased significantly in Asia, were higher in the Americas and lower in Europe.

The Company sold its North American antenna site business to Pinnacle Towers for $245 million in cash and $10 million in common stock of Pinnacle Holdings. The sale resulted in a $198 million gain included in selling, general and administrative expenses in the condensed consolidated statements of operations. The transaction involved all the assets and operations of the business, including a portfolio of approximately 1,850 wireless communications facilities located throughout the U.S. and Canada that were owned, managed or leased by the Company.

Semiconductor Products Segment
------------------------------

                           Three Months Ended
                           Oct. 2,    Sept. 26,     %
(in millions)               1999        1998      Change
--------------------------------------------------------
Orders                     $1,954     $1,832         7%
Segment sales              $1,708     $1,773        (4%)
Operating profit (loss)
  before tax                 $406      $(188)      NMF*
Net special items:
  credits(charges)           $325        $--
* NMF = not a meaningful figure

Segment sales decreased 4 percent to $1.7 billion, and orders increased 7 percent to $2.0 billion. The segment recorded an operating profit of $406 million compared with an operating loss of $188 million a year earlier. Included in the operating profit for the three months ended October 2, 1999 are $325 million of net special items comprised of a $362 million gain from the sale of the Semiconductor Components Group and a $35 million charge for the write-off of acquired in-process research and development related to the acquisition of Metrowerks.

Excluding special items, operating profits were $81 million compared with an operating loss of $188 million a year earlier. For ongoing businesses, sales rose 11 percent to $1.6 billion from $1.4 billion, and orders increased 24 percent to $1.8 billion. Operating profits for ongoing businesses and excluding special items were $60 million compared to an operating loss of $184 million a year earlier.

Orders were significantly higher in the Americas and higher in Asia and Europe. By end market, orders increased significantly in networking and computing and wireless communications, increased in transportation, and were lower in imaging and entertainment.

Sales were higher in all regions led by the Americas. By end market, sales increased in wireless communications, transportation, and networking and computing.

In July, the Company completed the sale of two chip-processing facilities, one in Chung-Li, Taiwan, and the other in Paju, South Korea, to Taiwan's Advanced Semiconductor Engineering Inc. for $290 million. The sale resulted in a $5 million gain which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

In August, the Company completed the sale of the Semiconductor Components Group. The sale resulted in a $362 million gain which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company received approximately $1.6 billion in cash, notes and approximately 9 percent of the stock of the new company.

Other Products Segment
----------------------

Integrated Electronic Systems Sector
Sales increased 11 percent to $668 million, and orders increased 15 percent to $724 million. The sector's operating profit increased to $50 million from $28 million in the year earlier period. For ongoing businesses, sales increased 27 percent, orders increased 30 percent, and operating profits increased 47 percent.

Internet and Networking Group
Sales increased 18 percent to $165 million, and orders declined 2 percent to $170 million. The group's operating loss was $14 million compared to a loss of $133 million in the year earlier period. The group recorded, in selling, general and administrative expenses on the condensed consolidated statement of operations, a $12 million gain in the third quarter of 1999 from the sale of an investment. In the year earlier period, the group incurred a $109 million charge for an acquired in-process research and development write-off related to the Company's acquisition of Starfish Software, Inc. This in-process research and development write-off was included in selling, general and administrative expenses on the condensed consolidated statement of operations.

General Corporate
In the third quarter of 1999, the Company sold 2.8 million shares of Nextel common stock, and Digital Radio LLC exercised options to purchase an additional 2 million shares of Nextel common stock the Company held. These two transactions resulted in a $117 million gain which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Proposed Merger of General Instrument Corporation with Motorola, Inc.
---------------------------------------------------------------------

In September of 1999, the Company and General Instrument Corporation announced a proposed agreement for the merger of the two companies. Under the proposed agreement, each share of General Instrument would be exchanged for 0.575 shares of Motorola. The merger is expected to be completed in the first quarter of 2000 subject to the satisfaction of certain conditions, including approval by the General Instrument stockholders and government regulators. General Instrument Corporation is a leading worldwide provider of integrated and interactive broadband access solutions to the cable television industry. A new Motorola business unit will combine the operations of General Instrument with the cable business of the Company's Internet and Networking Group.

General
-------

Manufacturing margin in the third quarter of 1999 declined to 36 percent of sales from 38 percent a year ago. This decline is caused by a special charge of $321 million, recorded in the third quarter of 1999 for the write-down of Iridium inventory. Excluding this special charge, manufacturing margin in the third quarter of 1999 improved to 40 percent from 38 percent a year ago. Selling, general and administrative expenses decreased to 16 percent of sales compared to 19 percent a year earlier. This decline is primarily attributable to the Company's manufacturing consolidation, cost reduction and restructuring programs. Depreciation expense in the third quarter of 1999 as a percentage of sales decreased to
6.8 percent from 7.5 percent a year earlier. Depreciation expense for 1999 is presently expected to be relatively unchanged for the year compared to 1998. Interest expense decreased slightly as a percent of sales. Assuming stable interest rates for the remainder of 1999, interest expense is expected to be lower than a year ago in the remaining quarter and the full year of 1999. The tax rate for the third quarter was 30 percent, the same as a year ago. The Company currently expects the tax rate to remain at 30 percent for 1999.

Liquidity and Capital Resources:
-------------------------------

Net cash provided by operations increased to $1.7 billion for the nine-month period ended October 2, 1999, as compared to $137 million cash used for operations for the nine-month period ended September 26, 1998. The increase in 1999 compared to 1998 was primarily due to increased earnings as well as increases in accounts payable and accrued and other liabilities.

Net cash provided by investing activities was $330 million for the nine-month period ended October 2, 1999 as compared to $2.2 billion cash used for the nine-month period ended September 26, 1998. The change was primarily due to proceeds from dispositions of investments and businesses and reductions in capital expenditures. Cash of $2.1 billion was generated from the sales of investments and businesses including the sale of the Semiconductor Components Group, chip processing facilities in Taiwan and Korea and the North American antenna site business; shares of Nextel common stock in the third quarter of 1999; and sale of the non-silicon component manufacturing business in the first quarter of 1999. Capital expenditures decreased by $825 million in 1999 as compared to 1998. Approximately $470 million of this reduction occurred in semiconductor capital expenditures. For the full year of 1999, the Company's capital expenditures are expected to be less than the $3.2 billion spent in 1998. Semiconductor capital expenditures are expected to be $1.4 billion in 1999 compared to $1.8 billion in 1998.

Net cash used for financing activities was $352 million for the nine-month period ended October 2, 1999 as compared to $2.1 billion provided by financing activities in the nine-month period ended September 26, 1998.
The decrease in 1999 was driven primarily by the Company paying down $1.4 billion in commercial paper and short-term borrowings as compared to increasing notes payable and current portion of long term debt in the same period last year in order to finance operations. The Company was able to pay down short-term borrowings in 1999 due to improved cash flow from operations and investing activities; $981 million in net proceeds generated from the sale of bonds and subordinated debentures; and, as discussed above, $2.1 billion in proceeds from the sale of businesses and investments.

Net debt to net debt plus equity decreased to 9 percent at October 2, 1999 from 27 percent at December 31, 1998. The Company's total domestic and non-U.S. credit facilities aggregated $4.9 billion at October 2, 1999, none of which was used but was all available to back up outstanding commercial paper which totaled $1.3 billion.

At October 2, 1999, the Company's off-balance sheet commitment to Nextel Communications, Inc. ("Nextel") for equipment financing aggregated $542 million, of which $259 million was outstanding. The Company's other off-balance sheet third party financial guarantees, excluding the Iridium LLC guarantee which is separately discussed below, aggregated $433 million, of which $393 million was outstanding. The aggregate off-balance sheet amounts represent the maximum available and may not be completely utilized.

During the third quarter of 1999, Iridium LLC and its operating subsidiary, Iridium Operating LLC (collectively, referred to as Iridium), went into a reorganization proceeding under Chapter 11 of the U.S. Federal Bankruptcy Code and are currently operating as debtors-in-possession under that Chapter.

At October 2, 1999, the Company owned, directly and indirectly, approximately 18% of the equity interests in Iridium and a significant portion of a series of Iridium bonds. The Company also holds equity investments and notes receivable, in several Iridium gateway companies in the amount of $47 million. The Company also holds accounts receivable from Iridium in the amount of $661 million.

The Company recorded a special charge in the third quarter of 1999 of $994 million (i) to increase its reserve related to its financial exposure to the Iridium project to a level consistent with its expectation of a Chapter 11 financial restructuring of Iridium and (ii) to write-down the remaining value of the Iridium bonds it holds. This increase in the reserve primarily relates to accounts receivable and inventory associated with the Iridium project. The company continues to have investments, accounts receivable banks guarantees and other financial obligations and contractual and other obligations related to the Iridium project which may be affected by the outcome Iridium's financial restructuring. Further understanding of the impact on the company of the Iridium restructuring may become clearer in the fourth quarter and may necessitate an additional special charge.

The book value of the Company's equity investments in several Iridium gateway companies is included in Other Assets in the condensed consolidated balance sheets. The Company accounts for its investment in Iridium under the equity method of accounting due to its financial influence on Iridium in the form of guarantees of Iridium's indebtedness, its contract with Iridium for the operation and maintenance of the global communications system and the other financial commitments more fully discussed below.

The following table summarizes the Company's equity and bond investments in Iridium and investments in the Iridium gateway companies as of October 2, 1999, and the amounts owed to the Company by Iridium under several contracts as of October 2, 1999, excluding reserves:

Investments:
Equity investment in Iridium                             $ ---
  Bond investment in Iridium                               ---
  Investments in and notes receivables
    from Iridium gateway companies                          47
                                                         -----
  Total                                                  $  47
                                                         =====

Accounts Receivable:
  Operations & Maintenance contract
    Deferred amount due to Company                       $ 400
    Other amounts due to Company                           130
                                                         -----
                                                         $ 530
  Other contracts                                          131
                                                         -----
  Total                                                  $ 661
                                                         =====

The following table summarizes, as of October 2, 1999, (i) the Company's bank guarantees and other financial commitments and (ii) the contractual commitments to Iridium and other obligations, excluding reserves:

Bank Guarantees and Other Financial Commitments:
  Senior Secured Credit Agreement capital call          $   50
  Senior Guaranteed Credit Agreement                    $  750
  Conditional Commitment to Provide Guarantee         See Below

Contractual Commitments and Other Obligations:
  Obligations to subcontractors                         $   80
  Assets at risk and other estimated potential
    contractual obligations                             $  722

Iridium's bank facilities are an $800 million Senior Secured Credit Agreement (the "Secured Credit Agreement") and a $750 million Senior Guaranteed Credit Agreement (the "Guaranteed Credit Agreement"). The Guaranteed Credit Agreement is guaranteed by the Company. As of October 2, 1999, Iridium had borrowed all of the funds available under the Guaranteed Credit Agreement.

Iridium is in default under the Guaranteed Credit Agreement and the Secured Credit Agreement. Iridium is also in default on approximately $1.4 billion of public debt.

Under a waiver to the Guaranteed Credit Agreement, the banks providing loans under that Agreement agreed to waive certain events of default so long as the Company paid the interest on those loans and monthly fees. Although the waiver could have stayed in effect through December 15, 1999, on November 15, 1999, the Company paid the banks approximately $743 million. With this payment, the Company believes it has satisfied all of its guarantee obligations under this Agreement. By satisfying its guarantee obligations, the Company avoided paying interest and substantial monthly fees to the banks.

Subject to the automatic stay provisions of Chapter 11, the lenders under the Secured Credit Agreement could accelerate Iridium's obligations under the Secured Credit Agreement and seek to foreclose on their security interests in substantially all of Iridium's assets. Iridium is subject to an order which permits it to make only a limited use of some of the assets subject to these security interests. The order generally permits Iridium, during the term of the order, to pay only specified budgeted amounts and prohibits Iridium from making any payments to Motorola. The order is to remain effective through December 15, 1999. However, Iridium's ability to make use of these assets automatically terminates earlier if specified events occur, such as Motorola's failure to provide material services under the operations and maintenance contract.

The lenders under the Secured Credit Agreement have demanded that the investors in Iridium comply with their capital call requirements. In the Company's case, this could require an additional equity investment of $50 million.

The Company had agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Iridium debt for Iridium's use, subject to certain conditions. Iridium requested Motorola to provide this guarantee during the third quarter of 1999; however, Motorola believes it is not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under the Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Iridium failed to have the Company provide such guarantee as required, and that the Company is obligated to provide them with this $300 million guarantee. The Company believes that it is not obligated to do so.
Iridium has also stated that it believes it was not obligated to have the Company provide this $300 million guarantee to these lenders.

The Company has several contracts with Iridium, primarily for the operation and maintenance of the global personal communications system. The Company has stopped recognizing revenue on the operations and maintenance contract with Iridium at this time. The Company agreed to permit Iridium to defer up to $400 million of amounts owed under its operations and maintenance contract with the Company. The Company is currently performing under its operations and maintenance contract with Iridium without being paid concurrently, even though the Company has not agreed to waive its right to receive payment. As of October 2, 1999, the Company had accounts receivable from Iridium relating to the operations and maintenance contract of $530 million.

The Company has subcontracts for portions of the system, for which it generally remains obligated in the amount of $80 million as of October 2, 1999. In addition, the Company has investments in assets related to these contracts which are at risk, such as inventory, manufacturing equipment and buildings, as well as other potential obligations in connection with these contracts, the value of which the Company estimates to be approximately $722 million as of October 2, 1999. While the Company expects to be able to use a portion of these assets in connection with other programs, the Company would still incur substantial costs in winding down operations related to the Iridium program.

The repayment by Iridium of the contractually deferred amounts owed under the operations and maintenance contract with the Company is subordinated to repayment of Iridium's Secured Credit Agreement, as is the repayment to the Company by Iridium of any amounts the Company may pay to the lenders under its guarantees and certain other obligations owed to the Company. As a result of the Chapter 11 filing, Iridium is unlikely to be able to repay in full the Company amounts previously deferred under its various contracts with the Company and is unlikely to be able to pay amounts which have since accrued and not been paid or which may become due under such contracts in the future. The Company's third-quarter reserve, in part, provided for the uncollectibility of these accounts receivable from Iridium.

As of October 2, 1999, the Company's development and commercialization reserve related to the Iridium project was $1.8 billion. Because of the Company's continued investments, accounts receivable, bank guarantees and other financial commitments and contractual and other obligations discussed above, there could be a further impact of approximately $500 million on the Company's income statement if the Company were to take another special charge to cover remaining items not included in the existing reserve.

Creditors and other stakeholders in Iridium may seek to bring various claims against the Company, with respect to payments previously made by Iridium to the Company, and otherwise. As described in "Legal
Proceedings," a number of purported class action lawsuits alleging securities law violations have been filed naming Iridium, certain current and former officers of Iridium, other entities and the Company as defendants.

The loss of the value of its investment in Iridium gateway companies, the Company having to perform under its Iridium guarantee obligations, other costs or liabilities related to the Company's relationship with Iridium, and the winding down of operations related to the Iridium program, collectively, could have a material negative impact on the Company's consolidated financial position and results of operations.

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

At October 2, 1999 and September 26, 1998, the Company had net outstanding foreign exchange contracts totaling $1.8 billion and $1.9 billion, respectively. The following table shows, in millions, the five largest foreign exchange hedge positions at October 2, 1999 and the corresponding positions at September 26, 1998:

                       Oct. 2,           Sept. 26,
Buy (Sell)               1999               1998
---------------------------------------------------
Euro                     (673)              (621)
Japanese Yen             (479)              (596)
Chinese Renminbi         (200)               (75)
Taiwan Dollar             (68)               (74)
Korean Won                (49)                (8)

At October 2, 1999 and September 26, 1998, outstanding foreign exchange contracts primarily consisted of short-term forward contracts which hedge designated firm commitments. Net deferred gains at October 2, 1999, were $1.4 million, and net deferred losses at September 26, 1998, were $13.9 million on these forward contracts.

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

The Company's research and development expenditures in the third quarter of 1999 were $882 million compared to $732 million a year ago. The Company continues to believe that a strong commitment to research and development drives long-term growth. Research and development expenditures are expected to increase as a percentage of sales in 1999 versus 1998.

Return on average invested capital, based on the performance of the four preceding quarters ending with October 2, 1999, was 4.1 percent, compared with negative 5.3 percent based on the performance of the four preceding quarters ending September 26, 1998. The Company's current ratio was 1.35 at October 2, 1999, compared to 1.18 at December 31, 1998.

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

The Six-Phase Year 2000 Program
-------------------------------

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

The Company's Readiness
-----------------------

As of the end of the third quarter, all of the Company's sectors and groups had completed Phases 1-5, and all but two of the sectors and one of the groups had substantially completed Phase 6. As of November 15, 1999, all but two of the Company's sectors and one of its groups had completed the entire Six-Phase Program. The two remaining sectors and the one group continue to work to complete the program, and the remaining work is being monitored and tracked. The focus of all of the businesses that have not yet completed Phase 6 is to deploy program and software changes.
Management does not believe that the failure of these sectors or group to complete the sixth phase, should that occur, will be critical to success of the Six-Phase Program, given the substantial progress towards completion made to date by these businesses.

Contingency plans are complete for all sectors and groups, and those plans are focusing on matters not resolved through the Six-Phase Program at this time that may have a material negative impact on Motorola's final "year 2000 readiness". Discussion of contingency planning is included below.

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

As described in the Company's discussion of most reasonably likely worst case scenarios, the Company is particularly concerned about energy and transportation suppliers, especially outside the U.S. Many of these suppliers are unwilling to provide assurances that they will be "year 2000 ready."

Unique issues related to the readiness of the Company's major businesses are discussed in more detail below.

Year 2000 Costs
---------------

Motorola estimates that the expected total aggregate costs for its Year 2000 activities from 1997 through 2000 will be in the range of $225 million to $235 million. These costs do not include estimates for potential litigation. Total costs incurred through October 2, 1999 were approximately $214 million, of which approximately $104 million were for external costs and $110 million were for internal costs. Of the remaining costs, the majority relate to installation of software upgrades of certain infrastructure equipment and assessing the Company's critical suppliers. The Company does not believe the cost of addressing Year 2000 issues will have a material adverse effect on the Company's consolidated results of operations, liquidity or capital resources. However, because these costs do not include estimates for potential litigation and unforeseen events, the overall impact of the Year 2000 rollover could materially adversely impact the Company.

The Company reviews and updates data for costs incurred and forecasted costs each quarter. As the Company continues to assess the last phase of the Year 2000 Program, estimated costs may change. These costs are based on management's estimates, which were determined based on assumptions of future events, some within the Company's control, but many outside of the Company's control. There can be no guarantee that these estimates will be correct.

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

The Company's contingency plans focus on customers, products, suppliers and internal operations. Each sector is establishing emergency operations centers at key locations. These centers will be staffed ahead of the Year 2000 rollover and into the Year 2000 if the need arises. During critical times they will be staffed 24-hours a day. The first priority of these centers is to ensure the performance of a customer's network or system.

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

During the third quarter of 1999, the Company implemented a contingency planning program designating which Motorola sites are to be fully operational during the rollover, to be partially operational during the rollover, or to be closed during the rollover. The program also has plans for continuing critical operations in case of Year 2000 incidents. The programs also implement an internal incident reporting system for Year 2000 incidents that might affect an individual site, a Motorola product, or a business system. The business operations conducted self-tests of their contingency planning procedures and the incident reporting system during July and August, 1999.

In September, 1999, the Company conducted a global contingency planning exercise. The purpose of the exercise was to verify procedures for responding to Year 2000 incidents and to test the internal incident reporting system. Year 2000 teams at approximately 120 Motorola sites around the world participated in the exercise. Hypothetical scenarios were provided to each team including internal incidents, product-related incidents, and external infrastructure incidents. The exercise identified ways in which some contingency plans can be enhanced, and identified desirable refinements to the incident reporting system. Modifications to contingency plans will be implemented during the fourth quarter of 1999.

Personal Communications Segment
-------------------------------

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

Paging products currently being shipped are Year 2000 Ready. The paging business has identified customer system upgrades required to enable certain infrastructure equipment in Asia to be Year 2000 Ready. These upgrades are scheduled to be complete by December 1999. Paging has posted on its website and sent in printed form to inquiring customers lists of all its products that have no internal calendars or clocks and are not materially impacted by the Year 2000, all products that have such clocks and calendars and are Year 2000 Ready, and a third group of products that have reached the end of their supported life and, therefore, have not been tested for Year 2000 Readiness. Certain infrastructure products that require an upgrade to be Year 2000 Ready have been listed on the website.

Paging's management believes the worst case scenario is that a mission critical page may not be sent or received as a result of lack of Year 2000 Readiness of messaging software, infrastructure or pagers and the Company is sued. Management believes that its efforts at communicating to paging customers the potential for such failures should reduce the likelihood of this occurring.

Network Solutions Segment
-------------------------

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

The cellular infrastructure business has communicated to customers and company customer contacts "work-arounds" for certain systems that will not be upgraded. A "work-around" gives the operator necessary procedures to keep the system operating on and after January 1, 2000. If a customer does not follow the recommended procedures it is likely that the system will not recognize certain dates properly, affecting the accuracy of certain data. The business has concluded that some of its systems are too old to either upgrade or provide a work-around for Year 2000 issues. It has notified customers with outdated systems. Additionally, a website provides Year 2000 information on certain discontinued products. Some customers of discontinued products have been notified that their system will not work and information has been provided on needed upgrades and/or replacements. The business has sent out second notices.

Management believes that its most reasonably likely worst case scenario related to the Year 2000 issue is system interruption on systems for which its operator customers have voluntarily elected not to upgrade to Year 2000 Readiness. Notwithstanding the fact that Motorola provided impact statements and other documentation to these customers identifying the impacts to the performance of a non-Year 2000 Ready system, these customers elected not to upgrade. As a result, the business could potentially be sued as the supplier of those systems, although its efforts to identify the impacts and make available appropriate Year 2000 Ready upgrades to these customers should reduce those risks.

The satellite business designs, develops, manufactures, integrates, deploys, operates and maintains space-based telecommunication systems and related ground system components. At present, the business consists of one operating system known as the Iridium(R) System. This system contains date-sensitive functions. The business made all necessary hardware and/or software upgrades available to customers by July 1, 1999, and these upgrades have all been installed. Since then, vendors are providing additional upgrades The business anticipates that it will need to supply technicians to install such additional upgrades, and does not presently anticipate any difficulty in meeting any potential installation needs.

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

Some iDEN(R) infrastructure products operate with date sensitivity. The iDEN system became Year 2000 Ready when a new system release was completed on June 30, 1999. The business expects to deploy this release to its last remaining customers in the fourth quarter.

Commercial, Government and Industrial Solutions Segment
-------------------------------------------------------

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

All two-way products currently shipping from factories are Year 2000 Ready with a few minor exceptions. All customers buying exceptions are informed that these products are not Year 2000 Ready before purchases are made and products shipped. Some older products operate with date sensitivity, including legacy Special Products (SPs) and "911 Systems." CGISS has notified or is in the process of notifying customers of certain of its "911 Systems" in the U.S. that their systems are not Year 2000 Ready. New software for these systems and the code were available in December 1998 and a test installation of such software was made in late December 1998. Regular customer installations will continue through the end of the fourth quarter 1999. SPs are communication systems designed specifically for particular customers. CGISS cannot assess whether those systems are Year 2000 Ready because the systems must be tested where they are located. CGISS, in most cases, is contacting customers and developing solutions, usually software upgrades, to make these systems Year 2000 Ready.

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

SSG has conducted a comprehensive review of all products and systems sold under contracts and purchase orders executed since January 1, 1990.
Through that process it has been determined that relatively few of SSG's products or systems contain date-sensitive functions that are expected to be adversely affected by the Year 2000 issue. SSG is addressing each of the few products or systems affected in one of four ways. First, SSG has developed fixes for some of the Year 2000 issues discovered and is offering those fixes to its customers. Second, in some cases, SSG is working directly with customers who have funded specific testing and corrective actions to products or systems they purchased or are purchasing under contracts with SSG. One of these customer-funded fixes is not expected to be complete until the fourth quarter of 1999. Third, "work-arounds" have been communicated to certain customers when a more elaborate fix is not necessary for them to keep their products or systems operating on and after January 1, 2000. Finally, SSG has concluded that some of its products and systems are too old to either fix or provide a work-around for Year 2000 Readiness. SSG has notified (or made reasonable efforts to notify) customers of those products or systems for which fixes or work-arounds will not be available.

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

Semiconductor Products Segment
------------------------------

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

SPS has completed the final phase of the global multi-phase approach and has deployed all identified solutions throughout the organization. SPS, in conjunction with the newly formed High Tech Consortium - Year 2000 and Beyond, continues to focus on external critical suppliers, including utilities and critical transportation. This effort is global in scope and influences contingency plans. These plans are in place and will continue to be tested and updated throughout the fourth quarter In addition, SPS has made information available on the potential Year 2000 issues with the real time clocks and the customer programming of SPS semiconductor products. Finally, the business is reconfirming the readiness of its environmental health and safety systems.

Integrated Electronic Systems Sector (IESS)
------------------------------------------

The Integrated Electronic Systems Sector (IESS) manufactures and sells automotive and industrial electronics, energy storage products and systems, electronic fluorescent ballasts and computer system products.

IESS has completed formal assessment of "Year 2000 Readiness" of its products manufactured within the last eight years and its manufacturing facilities. Other than embedded board and system products, and Global Positioning System receivers, these products do not contain date-sensitive functions, excluding customer provided software incorporated in such products, for which IESS does not have sufficient information in most cases to conduct an evaluation of whether such functions are included. Motorola has advised its customers that responsibility for evaluating this software is that of the customer. The sector has successfully completed the Six-Phase Program.

In the case of Global Positioning System receivers, engineering analysis is complete on the most current version, and the products are Year 2000 Ready. The operation of such receivers is dependent on the proper functioning of the Global Positioning satellite system maintained and operated by the Federal government, and is outside of the control of Motorola. Motorola's GPS products successfully handled the second date-related issue for these products, relating to the "1024 weeks" method of date calculation used in
the satellites, which occurred in August, 1999.   The products are believed
to be Year 2000 Ready based on completed engineering evaluation and simulator testing on all but some older products. Simulator testing of older products will be undertaken when representative samples are identified.

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

Internet and Networking Group (ING)
-----------------------------------

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

Outlook:
-------

The comprehensive changes the Company has made over the last 18 months are improving its ability to execute and perform financially. Most importantly, the changes are enabling the Company to concentrate on the fastest-growing segments of the communications and embedded electronic solutions arenas. The Company is now uniquely positioned to serve the fast-growing worldwide markets of wireless, broadband, Internet and multimedia access for the person, work team, car and home by being highly focused on these opportunities at multiple levels of the value chain - solutions on the chip, integrated embedded systems and end-to-end systems solutions. With the proposed merger of the Company and General Instrument Corporation, leadership solutions for broadband multimedia hybrid fiber coax and DSL (digital subscriber line) solutions would be added to the Company's growth potential.

In addition, economic conditions continue to improve throughout much of the world, led by Asia and Europe. The Company believes that as more of its new products and solutions reach the marketplace, sales and earnings growth will continue.

Business Risks:
--------------

Statements concerning the Company's expectations about: the impact, completion and other aspects of its renewal plan; the outcome and impact of events related to Iridium; the completion and impact of the proposed merger with General Instrument Corporation; the continuing shortage of certain components used in manufacturing wireless phones; sales and order growth for wireless phones; the Company's relationship with Teledesic LLC; the Company's 1999 depreciation expense, interest expense, tax rate, capital expenditures and research and development expenditures; the statements in "Review and Outlook"; and any other statements that are not statements of historical facts are forward-looking and involve risks and uncertainties. The Company wishes to caution the reader that the factors below and those in the Company's 1999 Proxy Statement on pages F-15 through F-18, in its 10-Q for the period ending April 3, 1999, in its 10-Q/A for the period ending July 3, 1999, and in its other SEC filings could cause the Company's results to differ materially from those stated in these forward-looking statements. These factors include: (i) the Company's ability to complete its renewal plan in a timely manner and the continued success of those efforts; (ii) the outcome of Iridium's restructuring efforts and the impact on the Company, including the Company's investment in Iridium LLC and the Iridium(R) project, its contracts related to the Iridium project and its satellite business; (iii) the outcome of the proposed merger with General Instrument Corporation, which is subject to many conditions, a number of which are out of the Company's control, including the approval of the shareholders of General Instrument Corporation and the approval of government regulators; (iv) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits; (v) rapid changes in the demand for or the supply of components used in the manufacture of wireless phones; (vi) the fact that orders in certain of the Company's businesses are subject to revision or cancellation to reflect changes in customer needs; (vii) Teledesic's decision whether to approve the Company as the prime contractor for its satellite communications network; (viii) continued improvement in the semiconductor industry and the Company's participation in that improvement;
(ix) continued gains by the Company in the digital wireless telephone market and market acceptance of new products; (x) continued improvement in economic conditions throughout much of the world, particularly Asia; (xi) the conclusion of pending sales of businesses and assets which are subject to conditions, many of which are out of the Company's control; (xii) pricing pressures and demand for the Company's products, especially in light of the current economic conditions in certain emerging markets;
(xiii) the success of alliances and agreements with other companies to develop new products and services; (xiv) product and technology development and commercialization risks, including for newer digital products and Iridium products and services; and (xv) unanticipated impact of Year 2000 issues, particularly the failure of products or services of major suppliers to function properly in the Year 2000 and reduced purchases by customers because of the adverse impact of Year 2000 issues on their businesses.

Iridium(R) is a registered trademark and service mark of Iridium LLC.


Part II - Other Information

Item 1 - Legal Proceedings.
--------------------------

     Motorola is currently a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. A trial involving the Scottsdale property damage subclass in Baker, et al., v. Motorola, et al. is currently expected to begin in late Spring 2000.

     Motorola and several of its directors and officers are named defendants in a consolidated class action, Kaufman, et. al. v. Motorola, Inc., et. al., for alleged securities law violations. The Kaufman case is currently expected to begin trial in March 2000.

     Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. Jerald P. Busse, et al. v. Motorola, Inc. et al., is a purported class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. On July 16, 1999, following dismissal of all claims, the court allowed the filing of an amended complaint. On September 7, 1999, an amended complaint was filed in the matter of Phil J. and Terry Medica, et. al., v. Motorola Cellular Service, Inc. and Motorola Cellular Holding, Inc., et. al. Plaintiffs allege that Phil Medica's malignant brain tumor resulted from the use of a Motorola cellular phone.

     Silber, et al. v. Motorola, et al., is an action wherein it is alleged that a traffic accident was caused by the use of a cellular phone. On April 27, 1999, the Court granted defendant's motion for summary judgment and dismissed the suit. Plaintiffs have appealed.

     Motorola has been named as one of several defendants in a number of nearly identical putative class action securities lawsuits arising out of alleged material misrepresentations or omissions regarding difficulties in the satellite communications business of Iridium World Communications, LTD, Iridium LLC and Iridium Operating LLC. Freeland v. Iridium World Communications, LTD, et al., Yong v. Iridium World Communications, LTD, et al., Kleinman v. Iridium World Communications, LTD, et al., Marshall v. Iridium World Communications, LTD, et al., Ackerman v. Iridium World Communications, LTD, et al., Hargrove v. Iridium World Communications, LTD, et al., Turner v. Iridium World Communications, LTD, et al., Astiazaran v. Iridium World Communications, LTD, et al., Coyle v. Iridium World Communications, LTD, et al., Demopoulos v. Iridium World Communications, LTD, et al., Evans v. Iridium World Communications, LTD, et al., Ginechese
v. Iridium World Communications, LTD, et al., Hammerschmidt v. Iridium World Communications, LTD, et al., Hoyt v. Iridium World Communications, LTD, et al., Mace v. Iridium World Communications, LTD, et al., Mandelbaum
v. Iridium World Communications, LTD, et al., Maytorena v. Iridium World Communications, LTD, et al., Phiel v. Iridium World Communications, LTD, et al., Strougo v. Iridium World Communications, LTD, et al., and Garvin v. Iridium World Communications, LTD, et al., have all been filed in the US District Court for the District of Columbia. The alleged classes consist of purchasers of Iridium securities during the period from July 14, 1998 to May 13, 1999. A motion to consolidate the cases is currently pending. As a result of bankruptcy proceedings regarding Iridium LLC and other Iridium business entities, these cases have been stayed as to the Iridium business defendants but are continuing as to Motorola and all other defendants. In addition, Motorola has been named as a defendant in Andrews, et al. v. Iridium World Communications, Ltd., et al., in the Superior Court of California (San Diego). The approximately 42 plaintiffs were purchasers of Iridium securities and allege violations of California law relating to securities.

See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1998, including the amendment thereto, and Item 1 of Part II of the Company's Form 10-Q for the periods ending April 3, 1999 and July 3, 1999, including the amendment thereto, for additional disclosures regarding pending matters.

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

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)     Exhibits
             --------

     10 Consultant Agreement dated September 30, 1999 between Motorola, Inc. and Gary L. Tooker

     27      Financial Data Schedule (filed only electronically with the
             SEC).

     (b)     Reports on Form 8-K
             -------------------

             The Company filed a Current Report on Form 8-K on September
             15, 1999.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTOROLA, INC.
                                  (Registrant)


Date:  November 15, 1999           By:  /s/Anthony Knapp
                                   ------------------------------------
                                   Anthony Knapp
                                   Senior Vice President and Controller
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of the Registrant)



                                  EXHIBIT INDEX

Number     Description of Exhibits
------     -----------------------

10         Consultant Agreement dated September 30, 1999 between
           Motorola, Inc. and Gary L. Tooker

27         Financial Data Schedule (filed only electronically with the SEC)
56

1