Form 10-K
period 1999-12-31
MOTOROLA INC
filed 2000-03-22
CIK 68505

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
         Title of Each Class                               on Which Registered
         -------------------                             -----------------------
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

                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  X       No ___
                              ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2000 was approximately $94.9 billion (based on closing sale price of $136.00 per share as reported for the New York Stock Exchange-Composite Transactions).

   The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 2000 was 714,636,270.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                   Document                                                             Location in Form 10-K
                                   --------                                                             ---------------------
Portions of Registrant's Proxy Statement for 2000 Annual Meeting of Stockholders Including             Parts I, II, III and IV
Management's Discussion and Analysis and Consolidated Financial Statements

                               Table of Contents

                                                                                                  Page
                                                                                                  ----
PART I..........................................................................................     1
Item 1.  Business...............................................................................     1
  General.......................................................................................     1
  Business Segments.............................................................................     1
         Personal Communications Segment........................................................     1
         Network Systems Segment................................................................     2
         Commercial, Government and Industrial Systems Segment..................................     4
         Semiconductor Products Segment.........................................................     5
         Other Products Segment.................................................................     6
           Integrated Electronic Systems Sector.................................................     6
           Internet and Networking Group........................................................     7
           Other Businesses.....................................................................     8
         Merger with General Instrument Corporation.............................................     8
  Financial Information About Segments..........................................................     8
  Customers.....................................................................................     8
  Backlog.......................................................................................     9
  Research and Development......................................................................     9
  Patents and Trademarks........................................................................     9
  Environmental Quality.........................................................................    10
  Miscellaneous.................................................................................    10
  Business Risk Factors.........................................................................    10
  Financial Information About Foreign and Domestic Operations and Export Sales..................    12
Item 2.  Properties.............................................................................    13
Item 3.  Legal Proceedings......................................................................    13
Item 4.  Submission of Matters to a Vote of Security Holders....................................    15
Executive Officers of the Registrant............................................................    15
PART II.........................................................................................    17
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................    17
Item 6.  Selected Financial Data................................................................    17
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    17
Item 8.  Financial Statements and Supplementary Data............................................    17
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...    17
PART III........................................................................................    17
Item 10.  Directors and Executive Officers of the Registrant....................................    17
Item 11.  Executive Compensation................................................................    17
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................    18
Item 13.  Certain Relationships and Related Transactions........................................    18
PART IV.........................................................................................    18
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................    18
  14(a)(1) Financial Statements................................................................     18
  14(a)(2) Financial Statement Schedule and Auditors' Report...................................     18
  14(a)(3) Exhibits............................................................................     18

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

     . Embedded semiconductor solutions for customers in networking, transportation, wireless communications and imaging and entertainment markets.

     . Embedded electronic systems for automotive, communications, imaging, manufacturing systems, computer and industrial markets.

     . Digital and analog systems and set-top terminals for broadband cable television operators.

     Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196 (telephone number: 847-576-5000).

  Business Segments

     Personal Communications Segment

     The Personal Communications Sector ("PCS" or the "segment") primarily designs, manufactures, sells and services wireless subscriber equipment including wireless telephones, iDEN(R) digital phones, and satellite radio-telephones, paging and advanced messaging devices and personal 2-way radios, with related software and accessory products. Products are marketed worldwide through carriers, distributors, dealers, retailers, and, in certain markets, through licensees.

     Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Such occurrences might have an effect on the segment's results.

     Generally, PCS carries reasonable product inventories in distribution centers to meet customer delivery requirements. However, during 1999, worldwide demand and production of wireless phones were greater than manufacturers and component suppliers had anticipated at the beginning of 1999. As a result, there were shortages of certain types of components used in manufacturing wireless phones, including those used by Motorola. While component shortages are expected to continue in the first and second quarters of 2000, the availability of components continues to improve sequentially.

     Generally, PCS does not permit customers to return merchandise and does not grant extended payment terms, although exceptions may be made, primarily in the retail segments of the segment's business, if necessary to meet unique market conditions.

  During 1999, in the Americas region, PCS and the wireless telephone market experienced a continued acceleration in the technology shift to digital phones and products from analog products. Asia and Europe had already substantially completed the transition to digital. PCS introduced a variety of new digital wireless products during 1999, with digital representing over 80% of unit shipments in 1999.

  The segment experiences intense competition in worldwide markets from numerous global competitors including some of the world's largest companies. In particular, the segment has experienced significant competition in the market for digital wireless products. Competitive factors in the market for the segment's products include: technology offered; price; product performance, features, quality, delivery and warranty; the quality and availability of service; company image; relationship with key customers and time-to-market.

  The segment's backlog amounted to $2.8 billion at December 31, 1999 and $1.3
billion at December 31, 1998.   The 1999 order backlog is believed to be
generally firm and 100% of that amount is expected to be shipped in 2000. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the percentage of the 1999 backlog actually shipped to change.

  Materials used in the segment's operations are generally second-sourced to ensure a continuity of supply. Occasionally, shortages or extended delivery periods have occurred in various component parts, such as those discussed above, the effects of which have generally been industry-wide and short in duration. Energy necessary for the segment's manufacturing facilities consists of electricity, natural gas and gasoline, all of which are currently in generally adequate supply. The segment's facilities are highly automated and, therefore, require a reliable source of electrical power. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment's results.

  Patent protection is extremely important to the segment's operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. Motorola is also licensed to use certain patents owned by others. The protection of these licenses is also important to the segment's operations. Reference is made to the material under the heading "General" for information relating to patents and trademarks, research and development activities and the seasonality and volatility of business with respect to this segment.

  PCS's headquarters are located in Libertyville, Illinois. Its major facilities are located in Libertyville and Harvard, Illinois; Boynton Beach and Plantation, Florida; Easter Inch, Scotland; Dublin, Ireland; Flensburg, Germany; Tianjin, China; Penang, Malaysia; Singapore; Chihuahua, Mexico, and Jaguariuna, Brazil. PCS also has interests in two Korean cellular handset design and manufacturing firms, cellular joint ventures in Hangzhou and Shanghai, China, and a manufacturing licensee in China. PCS also uses several original equipment manufacturing ("OEM") contractors to support its worldwide manufacturing needs. Additional engineering, software development and administration offices are located in San Diego, California; Piscataway, New Jersey; Ft. Worth, Texas; Tokyo, Japan; Beijing, China, and Korea.


  Network Systems Segment

  The Network Systems Segment ("NSS" or the "segment") primarily designs, manufactures, sells, installs and services wireless cellular and personal communication infrastructure equipment. Also included in this segment is the satellite communications business, which markets, designs, builds, and operates and maintains space-based telecommunications systems.

  NSS wireless infrastructure products include electronic exchanges (i.e., telephone switches), base site controllers and radio base stations for Code Division Multiple Access (CDMA), Personal Digital Cellular (PDC), Global System for Mobile Communications (GSM), iDEN(R) integrated digital enhanced network, wireless local loop, broadband fixed wireless, and analog technologies. Products are marketed worldwide through a direct sales force, licensees or agents.

  The satellite communication business built and is operating and maintaining the Iridium(R) satellite communication system. Iridium is the first low-earth orbit, worldwide satellite-based communications network in existence for general public use. Since August 1999, Iridium LLC (Iridium LLC and its operating subsidiaries are collectively referred to as "Iridium") has been operating as debtors-in-possession under the regulations of Chapter 11 of the U.S. Bankruptcy Code. For a more detailed discussion of Motorola's relationship with Iridium, see Note 8, "Commitments and Contingencies: Iridium" and Note 15, "Subsequent Events," of the Notes to Consolidated Financial Statements in the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

  Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Such occurrences might have an effect on the segment's results.

  The nature of NSS's business is larger long-term contracts with major operators. Therefore, the individual loss of any large customer could have a material adverse affect on the segment's business.

  For NSS, payment terms are particular to individual contracts, some of which provide for the holdback of certain residual amounts due to Motorola until system acceptance by the customer. In certain circumstances, NSS permits customer returns in accordance with specific contract terms. Increasingly, network operators are requiring suppliers, like NSS, to provide or arrange for long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price, as well as working capital and can be sizable. NSS may also assist customers in obtaining financing from banks or other sources. NSS expects that the need to provide this financing or arrange financing for its customers will continue, and may become increasingly important in this segment.

  The segment experiences intense competition in worldwide markets from numerous competitors ranging in size from some of the world's largest companies to small, specialized firms. In particular, the segment has experienced significant competition in the market for digital products. Competitive factors in the market for the segment's products include: technology offered; price; availability of vendor financing; product and system performance, features, quality, delivery, availability and warranty; the quality and availability of service; company image; relationship with key customers and time-to-market. In the satellite communications business, the competitive factors are first-to-market, available geographic coverage, price, quality and reliability.

  The segment's backlog amounted to $2.2 billion at both December 31, 1999 and December 31, 1998. No backlog relating to the Iridium program exists at December 31, 1999 as a result of the Iridium bankruptcy proceedings described above. If backlog relating to the Iridium program were removed from backlog at December 31, 1998, that number would decrease from $2.2 billion to $1.5 billion. The 1999 order backlog is believed to be generally firm and 100% of that amount is expected to be shipped in 2000. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the percentage of the 1999 backlog actually shipped to change.

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

  NSS's headquarters are located in Arlington Heights, Illinois. Major design centers include Arlington Heights and Schaumburg, Illinois; Chandler, Arizona; Fort Worth, Texas; Cork, Ireland; Vancouver, British Columbia, and Swindon, England. NSS operates manufacturing facilities in Schaumburg, Illinois; Fort Worth, Texas; Plantation, Florida; Jaguariuna, Brazil; Hangzhou and Tianjin, China, and Swindon, England.

  Commercial, Government and Industrial Systems Segment

  The Commercial, Government and Industrial Solutions Sector ("CGISS" or the "segment") provides integrated information and communications solutions for commercial, government and industrial customers worldwide. Its Radio Solutions business primarily designs, manufactures, sells, installs and services analog and digital two-way radio voice and data communications products and systems to a wide range of public safety, government, utility, transportation and other worldwide markets. The Systems Solutions business develops advanced integration technologies and markets and delivers comprehensive solutions to government, defense, space and large-enterprise customers through the application of converged information and communications technologies. The business also provides platforms for smart card products using radio frequency identification
(RFID). CGISS also provides network services for two-way radio subscribers in international markets through joint ventures.

  The principal customers for two-way radio products and systems include public safety agencies, such as police, fire, highway maintenance departments and forestry services; petroleum companies; gas, electric and water utilities; telephone companies; diverse industrial companies; mining companies; transportation companies such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals; and companies in the construction, vending machine and service businesses. These products are also sold and leased to various federal agencies for many uses. The principal customers for systems solutions include various departments within the U.S. and other governments, the National Aeronautics and Space Administration, municipal agencies and large commercial enterprises. There are a few customers that, collectively, the loss of, or a significant reduction in purchases by, could have a material adverse effect on CGISS's results.

  Users of two-way radios are regulated by a variety of governmental and other regulatory agencies throughout the world. In the United States, users of two-way radios are licensed by the Federal Communication Commission ("FCC"), which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. The FCC's authority includes, among other things, the power to classify radio stations, prescribe the nature of the service to be rendered by each class of station, assign frequencies to the various classes of stations and regulate the kinds of equipment which may be used. Regulatory agencies in other countries have similar types of authority. Consequently, the business and results of this segment could be affected by the rules and regulations adopted by the FCC or regulatory agencies in other countries from time to time. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the two-way radio communications industry may be affected, however, by the regulations of the FCC or other regulatory agencies relating to the allocation of frequencies for land mobile communications users, especially in urban areas where such frequencies are heavily used.

  The products manufactured and marketed by CGISS are sold directly through its own distribution force or through independent authorized distributors and dealers, commercial mobile radio service operators and independent commission sales representatives. The direct distribution force also provides system engineering and installation and other technical and systems management services to meet the customer's particular needs. The customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of Motorola authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations. Subscriber units are sold directly and through indirect distribution channels.

  Leasing and conditional sale arrangements are also made available to customers. The majority of the leases and conditional sale contracts entered into by CGISS are sold to several unaffiliated finance companies or banks on terms, which, in most instances, provide recourse to Motorola with certain limitations. In addition, a significant number of leases and conditional sale contracts are sold to a Motorola finance subsidiary. In certain circumstances, CGISS permits customers to return products in accordance with industry practices. CGISS's business includes providing custom products based on assembling basic units into a large variety of models or combinations. This requires the stocking of inventories and large varieties of piece parts and replacement parts, as well as a variety of basic level assemblies in order to meet short delivery requirements.

  This segment experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to foreign state-owned telecommunications companies to many small, specialized firms. In addition, CGISS faces competition from numerous companies whose principal manufacturing operations are located outside the United States, which may serve to reduce their manufacturing costs and enhance their brand recognition in their locale. Competitive factors for CGISS include: price; technology offered; product performance, quality, delivery and availability; and the quality and availability of service and systems engineering, with no one factor being dominant. An additional factor is the availability of vendor financing, as infrastructure customers continue to look to equipment vendors as an additional source of financing.

  This segment's backlog amounted to $2.0 billion at December 31, 1999 and $1.4 billion at December 31, 1998. The 1999 backlog amount is believed to be generally firm, and approximately 76% of that amount is expected to be shipped during 2000. This forward-looking estimate of the firmness of such orders is subject to future events, which may cause the percentage of the 1999 backlog actually shipped to change.

  Availability of the materials and components required by CGISS is relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages and affect results. Direct sourcing of materials and components from foreign suppliers is becoming more extensive. CGISS operates certain offshore subassembly plants, the loss of one or more of which could constrain its production capabilities and affect results. Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy. Current supplies of these forms of energy are generally considered to be adequate for this segment's U.S. and foreign operations. However, difficulties in obtaining any of the aforementioned items could affect the segment's results.

  Patent protection is very important to the segment's business. Reference is made to the material under the heading "General" for information relating to patents and trademarks, research and development activities and volatility with respect to this segment.

  This segment's headquarters are located in Schaumburg, Illinois, with major manufacturing/assembly facilities in Schaumburg, Illinois; Plantation, Florida; Mount Pleasant, Iowa; Scottsdale, Arizona; Arad, Israel; Penang, Malaysia; Berlin, Germany, and Tianjin, China.

  Semiconductor Products Segment

  The Semiconductor Products Sector ("SPS" or the "segment") designs, produces and sells integrated semiconductor and software solutions for customers serving the networking and computing, transportation and wireless communication markets and for consumer applications in imaging and entertainment.

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

  The segment's capacity for certain products is being increased to meet current market demand. In addition, the segment supplements its internal manufacturing capacity with joint venture manufacturing facilities and purchases of products from outside vendors. SPS has announced a goal to increase the use of foundry manufacturing for older and specialized technologies. By year-end 1999, SPS had outsourced 25% of its sales for 1999.

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

  SPS experiences intense competition from numerous competitors ranging from large companies offering a full range of products to small companies specializing in certain segments of the market. The competitive environment also is changing as a result of increased alliances between competitors. The segment competes in many semiconductor markets, including the telecommunications, personal computer/work station, industrial, transportation, consumer, computer, and distributor markets. Important factors in competition include: price; technology offered; product features, quality, availability and warranty; the quality and availability of service; time-to-market and company image. The ability to develop new products to meet customer requirements and to meet customer delivery schedules are also competitive factors.

  The segment's backlog amounted to $1.7 billion at both December 31, 1999 and December 31, 1998. Backlog as of December 31, 1999 excluded the Semiconductor Components Group business, which was sold in the third quarter of 1999. Orders may be and are placed by customers for delivery up to 12 months in the future but for purposes of calculating backlog only the next 13 weeks requirements are reported. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Binding agreements calling for the sale of specific quantities at specific prices are, typically, contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, the segment believes that most of its order backlog is cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

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

  The Semiconductor Products segment's headquarters are in Austin, Texas. Its major facilities are located in Austin, Texas; Chandler, Mesa and Tempe, Arizona; Tianjin, China; Toulouse, France; Munich, Germany; Kwai Chung and Tai Po, Hong Kong; Sendai and Tokyo, Japan; Tel Aviv, Israel; Kuala Lumpur, Malaysia; Singapore, and East Kilbride and South Queensferry, Scotland. In connection with the sale of its Semiconductor Component Group, the segment sold manufacturing facilities located in Phoenix, Arizona; Aizu, Japan; Seremban, Malaysia; Guadalajara, Mexico, and Carmona, the Philippines. The segment also sold major facilities in Chung-Li, Taiwan and Paju, South Korea during 1999.
SPS is consolidating its production network into fewer integrated "anchor" sites for economies of scale and improved efficiency.

  Other Products Segment

     Integrated Electronic Systems Sector

  The Integrated Electronic Systems Sector ("IESS" or the "sector") designs, manufactures and sells automotive and industrial electronics systems and solutions, portable energy storage products and systems, multi-function embedded board and computer system products, and telematics products and solutions.

  The Automotive and Industrial Electronics Group ("AIEG") uses its high-quality application and engineering expertise to design and sell custom electronic solutions for original equipment manufacturers ("OEMs") including foreign and domestic automobile manufacturers, heavy vehicle manufacturers, farm equipment manufacturers and industrial customers.

  The Energy Systems Group ("ESG") delivers complete portable energy system solutions for many of today's leading brand-name mobile phones, notebooks, palm computers, and other portable electronic products. A significant portion of ESG sales is to other industry segments within Motorola, primarily the cellular telephone business.

  The Motorola Computer Group ("MCG") specializes in embedded computing technology that is integrated by OEMs into a wide variety of products including the following applications: products and solutions utilized in telecommunications infrastructures; CAT scanners and MRI medical systems; flight simulators; and semiconductor manufacturing equipment.

  The Telematics Communications Group ("TCG") provides automotive customers with integrated cellular phones as well as a variety of wireless Internet systems including navigation and driver safety, and hands-free Internet access.

  A significant part of the sector's business is dependent upon the business of the other Motorola industry segments, collectively, and two external customers. Each of these key customers is served by more than one group within the sector, and with multiple product offerings within the groups. The loss of a significant portion of these customers' business could have a material adverse effect upon the sector. The sale of Motorola's Ceramic and Quartz Component Division was completed in the first quarter of 1999 and definitive agreements were signed in the fourth quarter to sell the Motorola Lighting Inc. division. That sale closed in the first quarter of 2000.

  Demand for the products of AIEG and TCG is linked to automobile sales in the United States and other countries. Demand for ESG products is substantially linked to the sales of other industry segments within Motorola. Demand for MCG products is linked to manufacturing systems, imaging, and telecommunications in the United States and other countries. The sector experiences competition from numerous global competitors, including the automobile manufacturers' internal or affiliated electronic control suppliers. Competitive factors in the sale of IESS products include: price; product quality, performance and delivery; supply integrity; quality reputation; responsiveness; and design and manufacturing technology. An additional factor for MCG products is the availability of software. In certain circumstances, IESS permits customers to return products in accordance with industry practices.

  The sector's backlog amounted to $356 million at December 31, 1999 and $315 million at December 31, 1998. The 1999 backlog for the sector is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 2000. This forward looking estimate of the firmness of such orders is subject to future events that may cause the percentage of the 1999 backlog actually shipped to change.

  All materials used by IESS in its operations have good availability at this time. The sector uses electricity and gas in its operations, which are currently adequate in supply. However, difficulties in obtaining any of the aforementioned items could affect the results for IESS.

  Patent protection is important to the sector's business. Reference is made to the material under the heading "General" for information relating to patents and trademarks and research and development activities with respect to this sector.

  The sector's headquarters are located in Northbrook, Illinois. It also has manufacturing operations located in Tempe, Arizona; Atlanta, Georgia; Harvard and Elk Grove Village, Illinois; Elma, New York; Seguin, Texas; Tianjin, China; Stotfold, England; Angers, France; Dublin, Ireland, and Penang, Malaysia. The business has closed or sold its component manufacturing facilities in Schaumburg, Illinois, San Jose, Costa Rica and Carlisle, Pennsylvania. It transferred its Motorola Lighting Inc. facility in Lake Zurich to its new owner upon the division's sale in the first quarter of 2000.


     Internet and Networking Group

  The Internet and Networking Group ("ING" or the "group") manufactures and sells cable modems, cable access units, analog and digital transmission devices and other data communication devices, as well as wireline networking products like routers for carrying converged voice and data traffic. ING's manufacturing occurs both inside and outside the United States. The majority of distribution and sales occurs outside of the United States.

  There are a few customers that, collectively, the loss of, or a significant reduction in purchases by, could have a material adverse effect on the group's results.

  This group experiences widespread, intense competition from numerous competitors ranging from some of the world's largest, diversified companies to small, specialized firms. Competitive factors for the group include: price; technology offered; product performance, features, quality, availability and warranty; the quality and availability of service; time-to-market and company image.

  The group's backlog amounted to $164 million at December 31, 1999 and $166 million at December 31, 1998. The 1999 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 2000. This forward-looking estimate of the firmness of such orders is subject to future events, which may cause the percentage of the 1999 backlog actually shipped to change.

  Materials and components required by this group are relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages. Occasionally, shortages or extended delivery periods have occurred in various component parts, the effects of which have generally been industry-wide and short in duration. Natural gas, electricity and oil are the primary sources of energy necessary for the segment's operations. These types of energy are currently readily available, but difficulties in obtaining any of the aforementioned items could affect the segment's results.

  Patent protection is very important to the group's business. Reference is made to the material under the heading "General" for information relating to patents and trademarks, research and development activities and seasonality of business with respect to this group.

  This group's headquarters are located in Mansfield, Massachusetts, with manufacturing facilities in Mansfield, Massachusetts and Singapore; additionally, research development and administration offices are located in Scotts Valley and Palo Alto, California; Arlington Heights and Naperville, Illinois, and Mansfield, Massachusetts.

     Other Businesses

  The Network Management Group ("NMG" or the "group"), part of the Communications Enterprise, is comprised of the Network Communications Division and the Satellite Ventures Division. NMG holds and manages investments in wireless operating systems in a number of international jurisdictions and in gateway companies for the Iridium(R) satellite communications network.

  Merger with General Instrument Corporation

  On January 5, 2000, Motorola and General Instrument Corporation completed their previously announced merger. The merger positions Motorola as a leader in the convergence of voice, video and data technologies. The new Broadband Communications Sector will focus on solutions that deliver interactive television, the Internet and cable modem business of Motorola's Internet and Networking Group. Through the merger Motorola also acquired a majority ownership in Next Level Communications, Inc., which completed an initial public offering in the fourth quarter of 1999. For this year-end reporting, Motorola continues to use the previous segments because management continued to make operating decisions and assess performance based on these segments. For a description of Motorola's 2000 segment realignment, see the information included under the "2000 Segment Realignment" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

  Financial Information About Segments. The response to this section of Item 1 incorporates by reference Note 10, "Information by Segment and Geographic Region," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

  Customers. Motorola is not dependent for a material part of its overall business upon a single or a very few customers. Approximately 3.0 % of Motorola's total sales and revenues in 1999 were received from various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.

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

     December 31, 1999............................... $9.20 billion
     December 31, 1998............................... $7.16 billion

No backlog relating to the Iridium program exists at December 31, 1999 as a result of the Iridium bankruptcy proceedings described elsewhere herein. If backlog relating to the Iridium program were removed from backlog at December 31, 1998, that number would decrease from $7.16 billion to $6.44 billion.

  Except as previously discussed in this Item 1(c), the orders supporting the 1999 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 95% of orders on hand at December 31, 1999 are expected to be shipped during 2000. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.

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

  Research and development expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $3.44 billion in 1999, $2.89 billion in 1998 and $2.75 billion in 1997. In addition, research funded under customer-sponsored contracts amounted to approximately $108 million in 1999, $433 million in 1998 and $616 million in 1997.

  Approximately 19,900 professional employees were engaged in such research activities (including customer-sponsored contracts) during 1999.

  Patents and Trademarks. As of December 31, 1999, Motorola owned approximately 10,542 utility and design patents in the United States and 11,265 patents in foreign countries. These foreign patents are mostly counterparts of Motorola's U.S. patents, but an increasing number result from research conducted outside the United States and are originally filed in the country of origin. During 1999, Motorola was granted 1,271 U.S. utility and design patents. A number of U.S. and foreign patents previously owned by Motorola were assigned to the purchasers of certain businesses that were sold during 1999. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. In some instances, certain of the patents licensed by Motorola to others have generated significant amounts of revenue to Motorola.

Motorola has obtained registration of the "MOTOROLA" and "Stylized M Logo" trademarks throughout the world for many products and services. Worldwide recognition of these marks has resulted in their categorization as "famous" marks. These marks are valuable corporate assets. Certain other trademarks and service marks of Motorola are registered in relevant markets. Motorola's increasing focus on marketing products directly to consumers is reflected in an increasing emphasis on brand equity creation and protection. In the consumer brand arena, four separate target categories have been designated by the ACCOMPLI(TM), TALKABOUT(R), TIMEPORT(TM) and V.SERIES(TM) brands. Global registration and support for these new brands is an ongoing priority. The DIGITAL DNA(TM) brand remains a strong and highly visible presence in the semiconductor branding strategy.

  Environmental Quality. Motorola operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The balance of the response to this section of Item 1 incorporates by reference the information contained under the caption "Environmental and Legal" in Note 9, "Commitments and Contingencies: Other," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

  Miscellaneous. At December 31, 1999, there were approximately 121,000 employees of Motorola and its subsidiaries. The business of Motorola and its industry segments has certain seasonal characteristics: the Semiconductor Products segment has tended to have stronger, seasonally-adjusted sales in the first half of the year; and sales of products, such as wireless telephones and pagers, in consumer markets tend to increase in the fourth quarter. An increase or decrease in large system orders in our infrastructure businesses could cause volatility in orders, revenues and profits recognized in any particular period.

  Business Risk Factors. Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings; (i) "Personal Communications Segment," about the allocation and regulation of frequencies, the impact from the loss of key customers, the expected component shortages during 2000, expected shipments during 2000, and the availability of supplies and labor; (ii) "Network Systems Segment," about the allocation and regulation of frequencies, the impact from the loss of key customers, expected shipments during 2000, and the availability of supplies and labor; (iii) "Commercial, Government and Industrial Solutions Segment," about the impact from the loss of key customers, the allocation and regulation of frequencies, expected shipments during 2000, and the availability of supplies; (iv) "Semiconductor Products Segment," about the impact from the loss of key customers, the impact of available capacity, cyclical customer demands, new product introductions and aggressive pricing, capital expenditures, expected shipments during 2000, backlog and the availability of supplies; (v) "Integrated Electronic Systems Sector," about the impact from the loss of key customers, expected shipments during 2000, and the availability of supplies and software; (vi) "Internet and Networking Group," about the expected shipments during 2000, the impact from the loss of key customers, expected shipments during 2000, and the availability of supplies; (vii) "General," about expected shipments during 2000, seasonality of business, large system orders and competitiveness through research and development and utilization of technology;
(viii) "Item 2: Properties," about the completion of facilities currently being constructed and plans to sell or shut down currently operating facilities; and
(ix) "Item 3: Legal Proceedings," about the ultimate disposition of pending legal matters.

  Motorola wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, Motorola's actual results and could cause Motorola's actual consolidated results during 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Motorola:

  Changes in Laws Affecting Frequency

  . The effects of, and changes in, laws and regulations and other activities of governments, agencies and similar organizations, including, but not limited to, those affecting frequency, use and availability of spectrum authorizations and licensing.

  Risks from Large System Contracts

  . Risks related to the trend towards increasingly large system contracts for infrastructure equipment and the resulting reliance on large customers, the technological risks of such contracts, especially when the contracts involve new technology, and financial risks to Motorola under these contracts, including the difficulty of projecting costs associated with large contracts.

  Component Shortages

  . Motorola's ability to meet customer demands depends in part on our ability to obtain timely delivery of parts and components from our suppliers. Motorola has experienced component shortages in the past, including components for wireless telephones, that have adversely affected our operations. Although Motorola works closely with our suppliers to avoid these types of shortages, there can be no assurances that Motorola will not continue to encounter these problems in the future.

  Demand for Customer Financing

  . Increasing demand for customer financing of equipment sales, particularly infrastructure equipment, and the ability of Motorola to provide financing on competitive terms with other companies.

  Transition From Analog to Digital

  . The ability of Motorola's wireless telephone business to continue its transition to digital technologies and successfully compete in that business and retain or gain market share. Motorola faces intense competition in these markets from both established companies and new entrants. Product life cycles can be short and new products are expensive to develop and bring to market.

  Development of New Products and Technologies

  . The risks related to Motorola's significant investment in developing and introducing new products such as digital wireless telephones, two-way and voice paging, CDMA and other technologies for third-generation (3G) wireless, products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems, integrated digital radios, and semiconductor products. These risks include: difficulties and delays in the development, production, testing and marketing of products; customer acceptance of products, particularly as Motorola's focus on the consumer market increases; the development of industry standards; the significant amount of resources Motorola must devote to the development of new technology; and the ability of Motorola to differentiate its products and compete with other companies in the same market.

  Demand for Wireless Communications Equipment

  . The need for continued significant demand for wireless communications equipment, including equipment of the type Motorola manufactures or is developing.

  Ability to Compete in Semiconductor Market

  . The ability of Motorola's semiconductor business to compete in the highly competitive semiconductor market. Factors that could adversely affect Motorola's ability to compete include: production inefficiencies and higher costs related to underutilized facilities, including both wholly-owned and joint venture facilities; shortage of manufacturing capacity for some products; competitive factors, such as rival chip architectures, mix of products, acceptance of new products and price pressures; risk of inventory obsolescence due to shifts in market demand; the continued growth of embedded technologies and systems and Motorola's ability to compete in that market; and the effect of orders from Motorola's equipment businesses.

  Success and Impact of Increased Use of Foundry Manufacturing Capacity

  . The ability of Motorola's semiconductor business to increase its utilization of foundry manufacturing capacity and the impact of such efforts on capital expenditures, production costs and the ability to satisfy delivery requirements.

  Risks Related to the Iridium System

  . Unfavorable outcomes to any currently pending or future litigation involving the Iridium project.

  . Difficulties, delays and unexpected liabilities or expenses encountered in connection with the implementation of Iridium's liquidation proceedings, including those encountered in finalizing and implementing the deorbiting process and in resolving any remaining obligations Motorola has under its agreements related to the Iridium project.

  . Difficulties, delays and unexpected liabilities or expenses incurred in effectively reallocating resources that were previously dedicated to the Iridium project.

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

  Integration of New Businesses

  . The ability of Motorola to integrate its newly acquired businesses, and to achieve strategic objectives, cost savings and other benefits.

  Recruitment and Retention of Employees

  . The ability of Motorola to recruit and retain engineers and other highly skilled personnel needed to compete in an intensely competitive market and develop successful new products.

  Development of Acquired Technologies

  . During 1998 and 1999, Motorola acquired controlling and non-controlling interests in several businesses that had technology that was not fully developed. If the technology is not fully developed in a timely manner, Motorola's investments in such companies could be materially adversely impacted.

  Strategic Alliances

  . Motorola's success in partnering with other industry leaders to meet customer product and service requirements, particularly in its communications businesses.

  Euro Conversion

  . Risks related to the introduction of the euro currency in Europe, including the ability of Motorola to successfully compete in Europe.

  Additional Risk Factors Included In Proxy Statement

  Certain portions of Motorola's Proxy Statement for the 2000 annual meeting of stockholders with Management's Discussion and Analysis and Consolidated Financial Statements are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those on pages F-25 through F-28 of the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders, that sometimes have affected, and in the future could affect, Motorola's actual results and could cause Motorola's actual consolidated results during 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Motorola.

  Financial Information About Foreign and Domestic Operations and Export Sales.

  Domestic export sales to third parties were $2.37 billion in 1999, $3.06 billion in 1998 and $3.98 billion in 1997. Domestic export sales to affiliates were $6.57 billion in 1999, $4.96 billion in 1998 and $6.86 billion in 1997.

  The remainder of the response to this section of Item 1 incorporates by reference Note 8, "Commitments and Contingencies: Iridium" and Note 9, "Commitments and Contingencies: Other," of the Notes to Consolidated Financial Statements and the "1999 Compared to 1998" and "1998 Compared to 1997" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

  (R)Reg. U.S. Patent & Trademark Office.

  MOTOROLA, Stylized M Logo, iDEN, ACCOMPLI, TALKABOUT, TIMEPORT, V.SERIES and DIGITAL DNA are trademarks or registered trademarks of Motorola, Inc.

  Iridium(R) is a registered trademark and service mark of Iridium LLC.

Item 2:  Properties

  Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Its other major facilities in the United States are located in Arlington Heights, Harvard, Libertyville, Northbrook and Schaumburg, Illinois; Elma, New York; Phoenix, Chandler, Scottsdale, Mesa and Tempe, Arizona; Boynton Beach and Plantation, Florida; Lawrenceville, Georgia; Austin, Ft. Worth and Seguin, Texas; Mount Pleasant, Iowa; Mansfield, Massachusetts, and San Jose, California. Motorola also operates manufacturing facilities and sales offices in many other countries. (See "Item 1: Business" for information regarding the location of the principal manufacturing facilities for each industry segment.) Motorola owns 97 facilities (manufacturing, sales, service and office), 52 of which are located in North America and 45 of which are located in other countries. Motorola leases 511 such facilities, 245 of which are located in North America and 266 of which are located in other countries.

  Motorola generally considers the productive capacity of the plants operated by each of its industry segments adequate and suitable for the requirements of each business group. New semiconductor product manufacturing facilities are under construction in Xi-Qing, China and an expansion of the semiconductor product manufacturing facility in Chandler, Arizona is currently underway and expected to be completed during the second quarter of 2000. A new manufacturing facility in Jaguariuna, Brazil was completed during the third quarter of 1999. This new facility is being shared by a number of Motorola business units within the Communications Enterprise. In addition to these new manufacturing locations, Motorola continues with the global expansion of software centers around the world. During 1999 we opened software centers in Montreal, Canada and Krakow, Poland and announced a planned expansion at the software center in Adelaide, Australia.

  As part of Motorola's overall strategy to reduce operating costs and improve the financial performance of the corporation, a number of businesses and facilities were either sold or are currently up for sale. In connection with the sale of the Semiconductor Components Group of the Semiconductor Products Sector during 1999 Motorola sold facilities in Phoenix, Arizona; Aizu, Japan; Seremban, Malaysia; Guadalajara, Mexico, and Carmona, the Philippines. Semiconductor facilities in Chung-Li, Taiwan and Paju, South Korea were also sold during 1999. Facilities that have been shut down and are currently up for sale include facilities in Irvine, California; Research Triangle Park, North Carolina; San Jose, Costa Rica, and two start-up facilities in Jaguariuna, Brazil. Additional sites that were shut down in 1998 and sold during 1999 are located in Huntsville, Alabama and Carlisle, Pennsylvania.

  The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

Item 3: Legal Proceedings

  Motorola is currently a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona.
McIntire et al. v. Motorola remains pending in the U.S. District Court for the District of Arizona, while Baker et al. v. Motorola et al., Lofgren et al. v. Motorola et al., Bentancourt et al. v. Motorola et al., Ford et al. v. Motorola et al., Wilkins et al. v. Motorola et al and Dawson et al. v. Motorola, et al. are pending in the Arizona Superior Court, Maricopa County. The McIntire lawsuit, filed on December 20, 1991, involves approximately 920 plaintiffs who allege that the operations of Motorola at several facilities in Phoenix and Scottsdale, Arizona have caused property damage and health problems by contaminating the soil, groundwater and air in the area surrounding those facilities. The Baker lawsuit, filed on February 11, 1992, is a class action, involving six representative individual named plaintiffs, alleging that Motorola and a number of other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, diminishing property values and exposing members of the class to possible adverse health effects. On August 24, 1994, the Baker court certified two classes, a property damage class consisting of all persons who since 1987 were residents, property owners or lessees of property which overlies, or is adjacent to, the alleged groundwater pollution, and a medical monitoring class consisting of all persons who resided in Phoenix and/or Scottsdale for more than one year continuously during the years between 1955 and 1989, and who received potable drinking water containing trichloroethylene at a level equal to or exceeding 2.0 parts per billion, on average. Motorola is now the sole remaining defendant in the property claims in Scottsdale and East Phoenix.

     The Lofgren, Bentancourt, Ford, Wilkins and Dawson lawsuits, filed on April 6, 1993, July 16, 1993, June 10, 1994, July 19, 1995 and August 7, 1997,
respectively, were consolidated. The consolidated cases involved more than 200 plaintiffs, alleging that Motorola and a number of other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, causing health problems. On June 1, 1998, the Lofgren court ruled inadmissible proffered testimony from each of the plaintiffs' medical causation experts and granted summary judgment on those personal injury claims in favor of Motorola and the other remaining defendants. An appeal is expected after the court formally enters final judgment.

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

     A class action, In Re Nextel Communications Securities Litigation, against Nextel Communications, Inc., certain of its officers and directors and Motorola for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, is pending in the United States District Court for the District of New Jersey. The pending complaint, a consolidation of cases previously filed against Nextel, was filed on July 11, 1995 and maintains that the defendants artificially inflated the price of Nextel common stock through a series of alleged misrepresentations and omissions. Plaintiffs propose a class period of July 22, 1993 through January 10, 1995 and seek an unspecified amount of monetary damages. On February 17, 2000, the parties entered into a stipulation of settlement. The hearing of the proposed settlement is scheduled for June 15, 2000.

     Motorola and several of its officers and directors are named defendants in a consolidated class action, Kaufman, et. al. v Motorola, Inc., et. al., for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. The case was filed on May 19, 1995 and is pending in the U.S. District Court for the Northern District of Illinois. Plaintiffs claim that Motorola and the individual defendants inflated the price of Motorola stock by failing to timely disclose a buildup of cellular phone inventory with its distributors. The district court has certified a class consisting of purchasers of Motorola common stock during the period of November 4, 1994 through February 17, 1995. Plaintiffs seek an unspecified amount of damages. A recent trial date of March 6, 2000 was vacated and no new trial date has been set.

     Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed on October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a purported class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. All claims were dismissed on defendants' motion. Upon plaintiffs' motion for reconsideration, the Court allowed the plaintiffs to replead the invasion of privacy claims. Defendants have once again filed a motion for summary judgment. Kane, et al., v. Motorola, Inc., et al., filed on December 13, 1993 in the Circuit Court of Cook County, Illinois, alleges that plaintiffs' brain cancer was caused by or aggravated by a prototype communication device. Medica et al., v. Motorola, Inc., et el., filed September 7, 1999, alleges that use of a Motorola cellular phone caused plaintiff Phil Medica's malignant brain tumor.

     On October 16, 1998, the plaintiffs in Pennsylvania Bancshares, Inc. et al.
v. Motorola, Inc., et al., a purported class action filed on October 10, 1995 in the Court of Common Pleas, Montgomery County, Pennsylvania, filed a notice of voluntary dismissal with prejudice as to all claims for monetary relief and without prejudice as to all claims for equitable relief. Plaintiffs alleged that Motorola systematically engages in deceptive trade practices, including without limitation, intentionally misrepresenting the quality of certain types of cellular telephones. The dismissal is currently before the court for decision. Silber, et al. v. Motorola, Inc., et al., filed on August 1, 1995 in the Supreme Court of The State of New York, County of Suffolk, which was transferred from the County of New York, is an action wherein it is alleged that a traffic accident was caused by the use of a cellular phone. On April 27, 1999, Motorola obtained summary judgment on plaintiffs' claims. Plaintiffs have appealed.

     Motorola has been named as one of several defendants in a number of nearly identical putative class action securities lawsuits arising out of alleged material misrepresentations or omissions regarding difficulties in the satellite communications business of Iridium World Communications, LTD, Iridium LLC and Iridium Operating LLC. Freeland v. Iridium World Communications, LTD, et al., Yong v. Iridium World Communications, LTD, et al., Kleinman v. Iridium World Communications, LTD, et al., Marshall v. Iridium World Communications, LTD, et al., Ackerman v. Iridium World Communications, LTD, et al., Hargrove v. Iridium World Communications, LTD, et al.,

Turner v. Iridium World Communications, LTD, et al., Astiazaran v. Iridium World Communications, LTD, et al., Coyle v. Iridium World Communications, LTD, et al., Demopoulos v. Iridium World Communications, LTD, et al., Evans v. Iridium World Communications, LTD, et al., Ginechese v. Iridium World Communications, LTD, et al., Hammerschmidt v. Iridium World Communications, LTD, et al., Hoyt v. Iridium World Communications, LTD, et al., Mace v. Iridium World Communications, LTD, et al., Mandelbaum v. Iridium World Communications, LTD, et al., Maytorena v. Iridium World Communications, LTD, et al., Phiel v. Iridium World Communications, LTD, et al., Strougo v. Iridium World Communications, LTD, et al., and Garvin v. Iridium World Communications, LTD, et al., have all been filed in the US District Court for the District of Columbia. The alleged classes consist of purchasers of Iridium securities during the period from July 14, 1998 to May 13, 1999. A motion to consolidate the cases is currently pending. As a result of bankruptcy proceedings regarding Iridium LLC and other Iridium business entities, these cases have been stayed as to the Iridium business defendants but are continuing as to Motorola and all other defendants. In addition, Motorola has been named as a defendant in Andrews, et al. v. Iridium World Communications, LTD, et al., in the Superior Court of California (San Diego). The approximately 42 plaintiffs were purchasers of Iridium securities and allege violations of California law relating to securities.

     The information contained under the caption "Environmental and Legal" in
Note 9, "Commitments and Contingencies: Other," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders is incorporated herein by reference.

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

Item 4:  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     Following are the persons who were the executive officers of Motorola as of February 29, 2000, their ages as of January 1, 2000, their current titles and positions held during the last five years:

Christopher B. Galvin; age 49; Chairman of the Board since May 1999; Chief Executive Officer since January 1997; President and Chief Operating Officer from December 1993 to January 1997.

Robert W. Galvin; age 77; Chairman of the Executive Committee of the Board of Directors since January 1990.

Robert L. Growney; age 57; President and Chief Operating Officer since January 1997; Executive Vice President and President and General Manager, Messaging, Information and Media Sector from January 1994 to January 1997.

Keith J. Bane; age 60; Executive Vice President and President, Global Strategy and Corporate Development since August 1999; Executive Vice President and President, Americas Region from March 1997 to August 1999; Executive Vice President and Chief Corporate Staff Officer from February 1995 to March 1997; Senior Vice President and Chief Corporate Staff Officer from August 1994 to February 1995.

Robert L. Barnett; age 59; Executive Vice President and President, Commercial, Government and Industrial Solutions Sector, Communications Enterprise since July 1998; Executive Vice President and President, Land Mobile Products Sector from March 1997 to July 1998; Senior Vice President and President and General Manager, Land Mobile Products Sector from March 1996 to March 1997; Corporate Vice President and General Manager, iDEN Group, Land Mobile Products Sector from May 1995 to March 1996; independent consultant to the telecommunications industry from 1992 to May 1995.

Edward Breen; age 43; Executive Vice President and President, Broadband Communications Sector since January 2000; Chairman of the Board, President and Chief Executive Officer of General Instrument Corporation from December 1997 to January 2000; President, Broadband Networks Group of General Instrument Corporation from February 1996 to October 1997; Executive Vice President, Terrestrial Systems of General Instrument Corporation from October 1994 to January 1996.

Arnold S. Brenner; age 62; Executive Vice President and President, Global Government Relations since 1997; Acting President, Motorola Europe, Middle East and Africa, from April 1998 to January 1999; Executive Vice President and General Manager, Japan Group from November 1988 to 1997.

Glenn A. Gienko; age 47; Executive Vice President and Motorola Director of Human Resources since May 1996; Senior Vice President and Director of Human Resources from June 1995 to May 1996; Corporate Vice President - Human Resources, General Systems Sector from February 1994 to June 1995.

Merle L. Gilmore; age 51; Executive Vice President and President, Communications Enterprise since July 1998; Executive Vice President and Deputy to the Chief Executive Office for the Enterprise-Wide Communications Business Plan from April 1998 to July 1998; Executive Vice President and President, Motorola Europe, Middle East and Africa from March 1997 to April 1998; Executive Vice President and President and General Manager, Land Mobile Products Sector, from July 1994 to March 1997.

Joseph M. Guglielmi; age 58; Executive Vice President and President, Integrated Electronic Systems Sector ("IESS") since December 1998; Senior Vice President and President, IESS from October 1998 to December 1998; Senior Vice President and Office of the President, IESS from August 1998 to October 1998; Corporate Vice President and Office of the President, IESS from July 1998 to August 1998; Corporate Vice President and General Manager, Motorola Computer Group from September 1995 to July 1998; Chairman and Chief Executive Officer of Taligent, Inc., a software development company, from March 1992 to August 1995; Corporate Vice President, International Business Machines from April 1987 to February 1992.

Bo Hedfors; age 55; Executive Vice President and President, Network Solutions Sector, Communications Enterprise ("NSS") since February 1999; Senior Vice President and President, NSS from December 1998 to February 1999; Corporate Vice President and President, NSS from September 1998 to December 1998; President and Chief Executive Officer of Ericsson Inc., the U.S. subsidiary of Telefon AB LM Ericsson, from 1994 to August 1998.

Carl F. Koenemann; age 61; Executive Vice President and Chief Financial Officer since December 1991.

Ferdinand C. Kuznik; age 58; Executive Vice President and President, Motorola Europe, Middle East and Africa since July 1999; Executive Vice President and President, Personal Communications Sector, Communications Enterprise from July 1998 to July 1999; Executive Vice President and President, Cellular Subscriber Sector from August 1997 to July 1998; Senior Vice President and General Manager, Radio Network Solutions Group, Land Mobile Products Sector from 1994 to August 1997.

A. Peter Lawson; age 53; Executive Vice President, General Counsel and Secretary since May 1998; Senior Vice President, General Counsel and Secretary from November 1996 to May 1998; Senior Vice President and General Counsel from March 1996 to November 1996; Senior Vice President and Assistant General Counsel from November 1994 to March 1996.

James A. Norling; age 57; Executive Vice President and President, Personal Communications Sector, Communications Enterprise since July 1999; Executive Vice President, Deputy to the Chief Executive Office and President, Motorola Europe, Middle East and Africa from January 1999 to July 1999; Executive Vice President and Deputy to the Chief Executive Office and President, Global Telecom Solutions Group from July 1998 to January 1999; Executive Vice President and President, Messaging, Information and Media Sector from January 1997 to July 1998; Executive Vice President and President, Motorola Europe, Middle East and Africa from April 1993 to January 1997.

C. D. Tam; age 55; Executive Vice President and President, Asia Pacific Region since January 1, 1999; Senior Vice President and General Manager of the Transportation Systems Group, Semiconductor Products Sector from January 1997 to December 1998; Senior Vice President and General Manager, Asia Pacific Semiconductor Group, Semiconductor Products Sector from January 1991 to December 1996.

Frederick T. Tucker; age 59; Executive Vice President, Deputy to the Chief Executive Office and President, Semiconductor Products Sector since January 2000; Executive Vice President and Deputy to the Chief Executive Office from October 1998 to January 2000; Executive Vice President and President and General Manager, Integrated Electronic Systems Sector ("IESS") from July 1997 to October 1998; Executive Vice President and General Manager, IESS from September 1992 to July 1997.

Richard W. Younts; age 60; Executive Vice President and Senior Advisor on Asian Affairs since December 1998; Executive Vice President and President, Asia Pacific Region from 1997 to December 1998; Executive Vice President and Corporate Executive Director International-Asia and Americas from December 1993 to 1997.

     The above executive officers will serve as officers of Motorola until the regular meeting of the Board of Directors in May 2000 or until their respective successors shall have been elected. Christopher B. Galvin is a son of Robert W. Galvin. There is no family relationship between any of the other executive officers listed above.


                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

     Motorola's common stock is listed on the New York, Chicago, London and Tokyo Stock Exchanges. The remainder of the response to this Item incorporates by reference the information under the caption "Quarterly and Other Financial Data" of Motorola's Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

Item 6:  Selected Financial Data

     The response to this Item incorporates by reference the information under the caption "Five Year Financial Summary" contained in the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The response to this Item incorporates by reference the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

Item 8:  Financial Statements and Supplementary Data

     The response to this Item incorporates by reference the information under the captions "Management's Responsibility For Financial Statements," "Independent Auditors' Report," "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Five-Year Financial Summary" and "Quarterly and Other Financial Data" of Motorola's Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10: Directors and Executive Officers of the Registrant

     The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption "Nominees" on pages 2 through 5 of Motorola's Proxy Statement for the 2000 annual meeting of stockholders and, with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant". The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23 of Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

Item 11: Executive Compensation

  The response to this Item incorporates by reference the information under the caption "Director Compensation" on pages 6 and 7 of Motorola's Proxy Statement for the 2000 annual meeting of stockholders and "Summary Compensation Table," "Stock Option Grants in 1999," "Aggregated Option Exercises in 1999 and 1999 Year-End Option Values," "Long-Term Incentive Plans - Awards in 1999," "Retirement Plans," and "Termination of Employment and Change in Control Arrangements" on pages 15 through 19 of Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The response to this Item incorporates by reference the information under the caption "Ownership of Securities" on pages 13 and 14 of Motorola's Proxy Statement for the 2000 annual meeting of stockholders.

Item 13:  Certain Relationships and Related Transactions

     The response to this Item incorporates by reference the relevant information under the caption "Director Compensation" on pages 6 and 7 of Motorola's Proxy Statement for the 2000 annual meeting of stockholders.


                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  1. Financial Statements

        See Part II, Item 8 hereof.

        2. Financial Statement Schedule and Auditors' Report

        Title                                           Schedule
        -----                                           --------

        Valuation and Qualifying Accounts................. II

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

        Motorola Executive Incentive Plan ("MEIP")
        Motorola Long Range Incentive Plan of 1994
        Share Option Plan of 1982
        Share Option Plan of 1991
        Share Option Plan of 1996
        Motorola Elected Officers Supplementary Retirement Plan
        Executive Health Plan
        Accidental Death and Dismemberment Insurance for MEIP Participants Arrangement for Directors' Fees
        Retirement Plan for Non-Employee Directors
        Deferred Fee Plan for Outside Directors
        Motorola Non-Employee Directors Stock Plan
        Officers' Group Life Insurance Policy
        Form of Termination Agreement
        Policy Protecting Salary and Medical Benefits
        Insurance Policy for Non-Employee Directors
        Motorola Incentive Plan of 1998
        Consultant Agreement with Gary L. Tooker
        Motorola Omnibus Incentive Plan of 2000

   (b)  Reports on Form 8-K.

        Motorola filed no reports on Form 8-K during the last quarter of 1999.

   (c)  Exhibits:

        See Item 14(a)3 above.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Motorola, Inc.

     Under date of January 17, 2000, except as to Note 15, which is as of March 17, 2000, we reported on the consolidated balance sheets of Motorola, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 proxy statement to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of Motorola's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein



                                                         KPMG LLP

Chicago, Illinois
January 17, 2000, except as to Note 15,
which is as of March 17, 2000

                                                                     SCHEDULE II
                        MOTOROLA, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      Three Years Ended December 31, 1999
                                 (In millions)


                  Column A                        Column B               Column C                Column D       Column E
                  --------                        --------               --------                --------       --------
                                                                        Additions
                                                             ------------------------------
                                                 Balance at     Charged to     Charged to                      Balance at
                                                beginning of     costs &         other                           end of
                                                   period        expenses     accounts (6)     Deductions        period
                                              -----------------------------------------------------------------------------
1999
  Restructuring and other charges............         $666            ---             ($232)      $  394 (1)        $   40
  Allowance for doubtful accounts............         $220         $  196               ---       $  127 (2)        $  289
  Allowance for losses on commercial
    receivables..............................         $167         $  125               ---          ---            $  292
  Product and service warranties.............         $333         $  252               ---       $  259 (3)        $  326
  Customer reserves..........................         $422         $  500               ---       $  512 (4)        $  410
  Iridium reserves...........................         $649         $2,069               ---       $  763 (5)        $1,955

1998
  Restructuring and other charges............         $159         $1,980              ($22)      $1,451 (1)        $  666
  Allowance for doubtful accounts............         $173         $  138               ---       $   91 (2)        $  220
  Allowance for losses on commercial
    receivables..............................          ---         $  167               ---          ---            $  167
  Product and service warranties.............         $337         $  226               ---       $  230 (3)        $  333
  Customer reserves..........................         $602         $  306               ---       $  486 (4)        $  422
  Iridium reserves...........................         $554         $   95               ---          ---            $  649

1997
  Restructuring and other charges............          ---         $  327               ($9)      $  159 (1)        $  159
  Allowance for doubtful accounts............         $137         $   75               ---       $   39 (2)        $  173
  Product and service warranties.............         $314         $  218               ---       $  195 (3)        $  337
  Customer reserves..........................         $385         $1,060               ---       $  843 (4)        $  602
  Iridium reserves...........................         $422         $  132               ---          ---            $  554
--------------------------------------------------------------------------------------------------------------------------

(1)  Restructuring and other charges accrual usage
(2)  Uncollectable accounts written off
(3)  Warranty claims paid
(4)  Customer claims paid/reductions in reserves
(5)  Iridium reserves accrual usage
(6)  Reversal into income

                        CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Motorola, Inc.

     We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-03681, 333-12817, 333-51847, 333-65941, 333-82681,
333-94547 and 333-88735) of Motorola, Inc. of our reports dated January 17, 2000, except as to Note 15, which is as of March 17, 2000, with respect to the consolidated balance sheets of Motorola, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 1999, which reports appear in or are incorporated by reference in the annual report on Form 10-K of Motorola, Inc. for the year ended December 31, 1999.



                                        KPMG LLP

Chicago, Illinois
March 20, 2000

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MOTOROLA, INC.


                                        By:  /s/  Christopher B. Galvin
                                           --------------------------------
                                                  Christopher B. Galvin
                                                  Chairman of the Board and
                                                  Chief Executive Officer

March 17, 2000

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

                   Signature                                  Title                                     Date
                   ---------                                  -----                                     ----
/s/  Christopher B. Galvin                        Chairman of the Board and                            3/17/00
------------------------------------------------
     Christopher B. Galvin                        Chief Executive Officer
                                                  (Principal Executive Officer)

/s/  Carl F. Koenemann                            Executive Vice President and                         3/17/00
------------------------------------------------
     Carl F. Koenemann                            Chief Financial Officer
                                                  (Principal Financial Officer)

/s/  Anthony M. Knapp                             Senior Vice President and Controller                 3/17/00
------------------------------------------------
     Anthony M. Knapp                             (Principal Accounting Officer)


/s/  Ronnie C. Chan                               Director                                             3/17/00
------------------------------------------------
     Ronnie C. Chan


/s/  H. Laurance Fuller                           Director                                             3/17/00
------------------------------------------------
     H. Laurance Fuller


/s/  Robert W. Galvin                             Director                                             3/17/00
------------------------------------------------
     Robert W. Galvin


/s/  Robert L. Growney                            Director                                             3/17/00
------------------------------------------------
     Robert L. Growney


/s/  Anne P. Jones                                Director                                             3/17/00
------------------------------------------------
     Anne P. Jones

                   Signature                                          Title                              Date
                   ---------                                          -----                              ----
/s/  Donald R. Jones                              Director                                             3/17/00
------------------------------------------------
     Donald R. Jones


/s/  Judy C. Lewent                               Director                                             3/17/00
------------------------------------------------
     Judy C. Lewent


/s/  Walter E. Massey                             Director                                             3/17/00
------------------------------------------------
     Dr. Walter E. Massey


/s/  Nicholas Negroponte                          Director                                             3/17/00
------------------------------------------------
     Nicholas Negroponte


/s/  John E. Pepper, Jr.                          Director                                             3/17/00
------------------------------------------------
     John E. Pepper, Jr.


/s/  Samuel C. Scott III                          Director                                             3/17/00
------------------------------------------------
     Samuel C. Scott III


/s/  Gary L. Tooker                               Director                                             3/17/00
------------------------------------------------
     Gary L. Tooker


/s/  B. Kenneth West                              Director                                             3/17/00
------------------------------------------------
     B. Kenneth West


/s/  John A. White                                Director                                             3/17/00
------------------------------------------------
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

3.3 By-Laws of Motorola, Inc., revised as of February 17, 1999 (incorporated by reference to Exhibit 3.3 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.1 Rights Agreement dated November 5, 1998 between Motorola, Inc., and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to Motorola's Registration Statement on Form 8-A/A dated March 16, 1999).

4.2 Instruments defining the rights of holders of long-term debt of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-
          K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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

10.10 Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from pages 5 and 6 of Motorola's Proxy Statement for the 2000 annual meeting of stockholders).

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

10.19 Consultant Agreement dated September 30, 1999 between Motorola, Inc. and Gary L. Tooker (incorporated by reference to Exhibit 10 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1999).

10.20 Agreement and Plan of Merger dated September 14, 1999 between Motorola, Inc., Lucerne Acquisition Corp. and General Instrument Corporation (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to Motorola's Registration Statement on Form S-4 dated November 29,
          1999).

* 10.21   Motorola Omnibus Incentive Plan of 2000.

* 21      Subsidiaries of Motorola.

  23 Consent of KPMG LLP. See page 21 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

* 27      Financial Data Schedule (filed only electronically with SEC).

_______________________________
*  Filed herewith