Form 10-Q
period 2000-04-01
MOTOROLA INC
filed 2000-05-16
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ending         April 1, 2000

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

                             Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on April 1, 2000:

                      Class                    Number of Shares

             Common Stock; $3 Par Value           717,414,007


                        Motorola, Inc. and Subsidiaries
                                    Index


Part I

   Financial Information                                              Page

   Item 1   Financial Statements

            Condensed Consolidated Statements of Earnings for the
            Three-Month Periods Ended April 1, 2000 and April 3, 1999   3

            Condensed Consolidated Balance Sheets as of
            April 1, 2000 and December 31, 1999                         4

            Condensed Consolidated Statement of Stockholders'
            Equity for the Three-Month Period Ended April 1, 2000       5

            Condensed Consolidated Statements of Cash Flows for
            the Three-Month Periods Ended April 1, 2000 and
            April 3, 1999                                               6

            Notes to Condensed Consolidated Financial
            Statements                                                  7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              16

Part II

   Other Information

   Item 1   Legal Proceedings                                          32

   Item 2   Changes in Securities                                      32

   Item 3   Defaults Upon Senior Securities                            32

   Item 4   Submission of Matters to a Vote of Security Holders        32

   Item 5   Other Information                                          33

   Item 6   Exhibits and Reports on Form 8-K                           33



                       Part I - Financial Information
                      Motorola, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                (Unaudited)
                  (In millions, except per share amounts)


                                         Three Months Ended
                                          Apr. 1,   Apr. 3,
                                           2000      1999

Net sales                                $ 8,768   $ 7,736

Costs and expenses
  Manufacturing and other
    costs of sales                         5,200     4,601
  Selling, general and
    administrative expenses                1,308     1,471
  Research & development
    expenditures                           1,015       773
  Depreciation expense                       558       564
  Interest expense, net                       47        38
  Total costs and expenses                 8,128     7,447
Earnings before income taxes                 640       289
Income tax provision                         192        90
Net earnings                              $  448    $  199


Net earnings per common share
Basic                                     $  .63    $  .28
Diluted                                   $  .59    $  .28

Weighted average common shares
outstanding
Basic                                      715.4     702.8
Diluted                                    755.9     724.6

Dividends paid per share                  $  .12    $  .12




See accompanying notes to condensed consolidated financial statements.


                       Motorola, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                               (In millions)

                                               (Unaudited)
                                                 Apr. 1,      Dec. 31,
                                                   2000          1999
     Assets
Cash and cash equivalents                        $ 3,275       $ 3,537
Short-term investments                               587           699
Accounts receivable, net                           5,993         5,627
Inventories                                        4,688         3,707
Deferred income taxes                              2,588         3,247
Other current assets                               1,528           768
   Total current assets                           18,659        17,585
Property, plant and equipment, net                 9,763         9,591
Investments                                       11,113         9,039
Other assets                                       3,624         4,274
   Total assets                                  $43,159       $40,489


     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                 $ 3,703       $ 2,504
Accounts payable                                   3,558         3,285
Accrued liabilities                                6,129         7,117
   Total current liabilities                      13,390        12,906
Long-term debt                                     3,086         3,089
Deferred income taxes                              4,328         3,719
Other liabilities                                  1,301         1,598

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely company-guaranteed debentures       484           484

   Stockholders' Equity
Preferred stock, $100 par value issuable
   in series                                       -----         -----
Common stock, $3 par value                         2,152         2,140
Additional paid-in capital                         4,391         4,145
Retained earnings                                  9,252         8,890
Non-owner changes to equity                        4,775         3,518
   Total stockholders' equity                     20,570        18,693
   Total liabilities and stockholders' equity    $43,159       $40,489




See accompanying notes to condensed consolidated financial statements.


                        Motorola, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                                 (Unaudited)
                                (In millions)

                                         Non-Owner Changes To Equity
                    Common
                    Stock     Fair Value
                     and      Adjustment    Foreign     Minimum
                  Additional  to Certain    Currency    Pension
                   Paid-In    Cost-Based   Translation Liability   Retained
                   Capital    Investments  Adjustments Adjustment  Earnings
BALANCES AT
  12/31/99         $6,285      $3,830        ($239)      ($73)     $8,890
Net earnings                                                          448
Conversion of zero
  coupon notes          4
Fair value
  adjustment to
  certain cost-
  based investments             1,320
Change in foreign
  Currency
  Translation
  adjustments                                  (63)
Stock options
  exercised and
  other               254
Dividends declared                                                    (86)
BALANCES AT 4/1/00 $6,543      $5,150        ($302)      ($73)     $9,252



See accompanying notes to condensed consolidated financial statements.


                       Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (In millions)

                                                      Three Months Ended
                                                     Apr. 1,       Apr. 3,
                                                      2000          1999
Operating
Net earnings                                         $  448       $  199
Adjustments to reconcile net earnings to net
  cash (used for) provided by operating activities:
    Depreciation                                        558          564
    Deferred income taxes                               520          197
    Amortization of debt discount and issue costs         5            9
    Warrant costs related to customer purchases          12            8
    Gain on disposition of investments and
      businesses, net of acquisition charges            (92)         (42)
    Change in assets and liabilities, net of
      effects of acquisitions and dispositions:
        Accounts receivable                            (389)         221
        Inventories                                  (1,014)         100
        Other current assets                           (776)          28
        Accounts payable and accrued liabilities       (735)        (490)
        Other assets and liabilities                    568           (7)
Net cash (used for) provided by operating activities $ (895)      $  787

Investing
Acquisitions and advances to affiliates              $ (232)      $  (76)
Proceeds from dispositions of investments
  and businesses                                        234          213
Capital expenditures                                   (688)        (399)
Proceeds from dispositions of property, plant and
  equipment                                             ---          148
Sales (purchases) of short-term investments             112          (64)
Net cash used for investing activities               $ (574)      $ (178)

Financing
Proceeds from (repayment of) commercial paper and
  short-term borrowings                              $1,199       $ (654)
Proceeds from issuance of debt                          ---           10
Repayment of debt                                        (4)         (16)
Issuance of common stock                                161          249
Issuance of preferred securities of subsidiary
  trust                                                 ---          484
Payment of dividends                                    (86)         (72)
Net cash provided by financing activities            $1,270       $    1
Effect of exchange rate changes on cash and
  cash equivalents                                   $  (63)      $  (73)
Net (decrease)increase in cash and cash equivalents  $ (262)      $  537
Cash and cash equivalents, beginning of period       $3,537       $1,602
Cash and cash equivalents, end of period             $3,275       $2,139


See accompanying notes to condensed consolidated financial statements.


                    Motorola, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

1.  Basis of Presentation

On January 5, 2000, Motorola, Inc. ("Motorola") completed its previously announced merger with General Instrument Corporation ("General Instrument") by exchanging 100.6 million shares of its common stock for all of the common stock of General Instrument. Each share of General Instrument was exchanged for 0.575 shares of Motorola's common stock. Motorola has accounted for the merger as a pooling-of-interests and accordingly, all prior period consolidated financial statements of Motorola have been restated to include the results of operations, financial position and cash flows of General Instrument. The effects of conforming General Instrument's accounting policies to those of Motorola were not material.

For the quarter ended April 3, 1999, net sales for Motorola and General Instrument were $7.2 billion and $519 million, respectively. Net earnings for Motorola and General Instrument were $171 million and $28 million, respectively. Results of operations for the quarter ended April 1, 2000, already reflect the pooling of interests. From this point onward, all references to Motorola, Inc. or the Company reflect the pooling of interests.

The condensed consolidated financial statements as of April 1, 2000 and for the three-month periods ended April 1, 2000 and April 3, 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows at April 1, 2000 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1999, as supplemented by Form 8-K/A which was filed on March 24, 2000. The results of operations for the three-month period ended April 1, 2000 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2000 presentation.

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

2.  Other Financial Data

Statement of Earnings Information

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

                                                       Three Months Ended
                                                     Apr. 1,        Apr. 3,
(In millions, except per share amounts)                2000           1999
Basic earnings per common share:
  Net earnings                                       $  448        $   199
  Weighted average common shares
    outstanding                                       715.4          702.8
  Per share amount                                   $  .63        $   .28

Diluted earnings per common share:
  Net earnings                                       $  448        $   199
  Add: Interest on zero coupon
        notes, net                                        1            ---
  Net earnings as adjusted                           $  449        $   199
  Weighted average common shares
    outstanding                                       715.4          702.8
  Add: Effect of dilutive securities
        Stock options                                  25.5           14.7
        Warrants                                       13.3            5.8
        Zero coupon notes                               1.7            1.3
  Diluted weighted average common
   shares outstanding                                 755.9          724.6
  Per share amount                                   $  .59        $   .28

Balance Sheet Information

Inventories consist of the following (in millions):

                                                Apr. 3,     Dec. 31,
                                                  2000        1999
Finished goods                                  $ 1,395     $ 1,199
Work-in-process and production materials          3,293       2,508
                                                $ 4,688     $ 3,707

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the carrying value of available for sale securities to be adjusted to fair value. The Company classifies certain cost-based investments as available for sale securities. As such, the Company recorded an increase to investments, deferred income taxes and stockholders' equity of $2.0 billion, $708 million and $1.3 billion, respectively, as of April 1, 2000; and an increase to investments, deferred income taxes and stockholders' equity of $5.5 billion, $2.2 billion and $3.3 billion, respectively, as of December 31, 1999.

Investments include available for sale securities, the related fair value adjustment for such securities and investments under the cost and equity methods of accounting.


Stockholders' Equity Information

Comprehensive Earnings

Comprehensive earnings for the three-month periods ended April 1, 2000 and April 3, 1999 were $1.7 billion and $718 million, respectively, and exclude reclassification adjustments, net of tax, of $28 million and $45 million, respectively, related to the sale of securities.

Warrants Issued in Conjunction with Selling Products

In December 1997, the Company entered into agreements to supply an aggregate of 15 million of its two-way, interactive digital cable terminals to nine of the leading North American cable television multiple system operators ("MSOs") over a three to five year period, beginning in 1998. In connection with these legally binding supply agreements, the Company issued warrants to the MSOs to purchase approximately 16.5 million shares of the Company's common stock.

For the three-month periods ended April 1, 2000 and April 3, 1999, the Company recorded $12 million and $8 million, respectively, to manufacturing and other costs of sales in the condensed consolidated statements of earnings related to these warrants. On a quarterly basis, management assesses the Company's ability to deliver the threshold number of units and the impact it may have on the number and fair value of warrants issued.

Motorola Employee Stock Purchase Plan of 1999 (MOTshare)

MOTshare allows eligible participants to purchase shares of the Company's common stock through payroll deductions of up to 10 percent of compensation on an after-tax basis. The price an employee pays per share is 85 percent of the lower of the fair market value of the Company's stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 to September 30. At the close of the first purchase period and subsequent to the end of the first quarter of 2000, employees purchased approximately 1.1 million shares of the Company's common stock at a per share price of $75.70.

Stock Split

On February 29, 2000, the Company's Board of Directors declared a 3-for-1 common stock split in the form of a 200 percent stock dividend, contingent upon stockholder approval of an increase in the authorized shares of the Company's common stock from 1.4 billion to 4.2 billion. At their Annual Meeting on May 1, 2000, the Company's stockholders approved this increase in authorized shares of common stock. Accordingly, the stock dividend will be distributed on June 1, 2000, to common stockholders of record on May 15, 2000.


Cash Flow Information

Cash paid for interest during the first three months of 2000 and 1999 was $95 million and $71 million, respectively. Cash paid for income taxes during the first three months of 2000 and 1999 was $46 million and $57 million, respectively.

3.  Reorganization of Businesses

In the second quarter of 1998, the Company recorded a pre-tax charge of $1.98 billion to cover restructuring costs of $1.275 billion and asset impairments and other charges of $705 million ("1998 Program"). The 1998 Program reached its planned completion at December 31, 1999. At that time, the Company reversed into income $226 million for accruals no longer required. The remaining $27 million in accruals as of December 31, 1999, represented cash payments to be made during the first quarter of 2000. As of April 1, 2000, all cash payments have been made. The following table displays a rollforward by category from December 31, 1999, to April 1, 2000, of the remaining accrual balances as of December 31, 1999:

1998 Program

                                Accruals               Accruals
                                   At      Q1 2000       At
                                Dec. 31,   Amounts     Apr. 1,
                                  1999       Used        2000
Consolidation of manufacturing
  operations                     $   12    $  (12)     $  --
Business exits                        4       ( 4)        --
Employee separations                 11       (11)        --
Totals                           $   27    $  (27)     $  --

The $12 million utilization for consolidation of manufacturing operations related to the finalization of plant closings in the Semiconductor Products and Personal Communications segments. The $4 million utilization for business exits related to the payment of final shut down costs in the Semiconductor Products and Integrated Electronic Systems segments. The $11 million utilization for employee separations was for severance and other employee-related payments made in the Semiconductor Products Segment, Integrated Electronic Systems Segment and the Internet and Networking Group.

1997 Programs

During 1997, the Company recorded restructuring charges of $327 million resulting from decisions to exit three unprofitable businesses that no longer had long-term strategic value to the Company. As of December 31, 1999, the business exits from the dynamic random access memory market and from the retail analog modem business had been completed. For the exit from the MacOS ("Registered")-compatible computer systems business, $1 million was utilized during the first quarter of 2000 for contractual and warranty payments. The remaining $12 million accrual as of April 1, 2000, relates to contractual commitments and warranty liability and may extend past the 2000 year end.


4.  Segment Information

Beginning with the first quarter of 2000, the Company added two operating segments for financial reporting purposes. The Broadband Communications Segment combines the operations of General Instrument Corporation with the existing cable modem and telephony business of the Company's Internet and Networking Group, which is part of the Other Products Segment. The Integrated Electronic Systems Sector, which has been included in the Other Products Segment, is now reported as a separate segment. Historical segment data has been restated to reflect these changes.

Summarized below are the Company's segment sales and operating profit
(loss) before taxes by new reportable segment for the three months ended April 1, 2000, and April 3, 1999.

                                        Three Months Ended
                                       Apr. 1,          Apr. 3,   Percent
                                        2000             1999     Change
Segment Sales:
Personal Communications Segment       $3,236            $2,602        24
Network Systems Segment                1,809             1,623        11
Commercial, Govt. and Industrial
  Systems Segment                        998               885        13
Broadband Communications Segment         678               590        15
Semiconductor Products Segment         1,900             1,907        --
Integrated Electronic Systems Segment    690               591        17
Other Products Segment                   259               211        23
Adjustments & Eliminations              (802)             (673)      (19)
  Segment Totals                      $8,768            $7,736        13

                                             Percent Of          Percent Of
                                                 Sales               Sales
Segment Operating Profit
(Loss) Before Taxes:
Personal Communications Segment      $  112        3    $   83          3
Network Systems Segment                 280       15       193         12
Commercial, Govt. and Industrial
  Systems Segment                        90        9        52          6
Broadband Communications Segment         91       13        51          9
Semiconductor Products Segment          123        6        47          2
Integrated Electronic Systems Segment    79       11        35          6
Other Products Segment                  (38)     (15)     (161)       (76)
Adjustments & Eliminations               (2)      --        (8)         1
Segment Totals                          735        8       292          4
General Corporate                       (95)                (3)
Earnings Before Income Taxes         $  640        7   $   289          4

5.  Commitments and Contingencies

Iridium Program

At April 1, 2000, the Company owned, directly and indirectly, approximately 18 percent of the equity interests in Iridium LLC and its operating subsidiaries (Iridium LLC and its operating subsidiaries are collectively referred to as "Iridium") and a significant portion of a series of Iridium bonds. Since August 1999, Iridium has operated as debtors-in-possession under Chapter 11 of the U.S. Federal Bankruptcy Code. On March 17, 2000, Iridium began the process of winding down and liquidating its operations because no qualified bid to purchase the Iridium satellites was timely received. At the same time, the Company began the process of finalizing a plan for the decommissioning of the Iridium constellation and continued with the process of shutting down its Iridium-related operations. As part of the liquidation process, Iridium is continuing with a process to solicit, and evaluate, bids for its assets and to prepare a liquidating plan of reorganization.

At December 31, 1999 the Company had $1.8 billion of reserves related to the Iridium program. There were no charges recorded in the first quarter of 2000 related to the Iridium program. During the first quarter of 1999, the Company recorded $206 million of charges related to the Iridium program. Included in this charge was a $122 million special charge to increase its reserve related to its financial exposure to the Iridium project, $34 million of other charges to reserve for assets at risk and other potential contractual obligations and a $50 million charge for its share of Iridium net losses.

The following table displays a rollforward by category from December 31, 1999 to April 1, 2000, of the remaining accrual balances as of December 31, 1999:

                           Accruals at        Amounts       Accruals at
                          Dec. 31, 1999       Used          Apr. 1, 2000


 Accounts Receivable        $   661            $   (661)       $    -
 Bank Guarantees and
   Other Financial
   Commitments              $    50            $      -        $   50
 Investments, Contractual
   Commitments and Other
   Obligations              $ 1,087            $   (623)       $  464

Totals                      $ 1,798            $ (1,284)       $  514

In the first quarter of 2000 the Company utilized $1.3 billion of reserves including $661 million for accounts receivable write-offs and $623 million for inventory and other asset write-offs. Of the $1.3 billion used in the first quarter of 2000, approximately $56 million was for cash payments that were primarily for operating costs associated with the wind-down of Iridium operations and Iridium gateway debt guarantees. The remaining $1.2 billion used in the first quarter reflect asset write-offs. There were no reserves used in the first quarter 1999.

The development and commercialization reserve as of April 1, 2000 was $514 million, of which $381 million was included in accrued liabilities, $56 million was included as a contra asset, in inventories, $53 million was included as a contra asset, in property, plant and equipment, and $24 million was included as a contra asset, in other assets. The remaining $514 million of accruals at April 1, 2000 represent approximately $374 million for cash payments and $140 million for asset write-downs. The development and commercialization reserve as of December 31, 1999 was $1.8 billion, of which $869 million was included in accrued liabilities, $734 million was included as a contra asset, in inventories, $79 million was included as a contra asset, in property, plant and equipment, $72 million was included as a contra asset, in other assets, $39 million was included in other liabilities, $4 million was included in accounts payable, and $1 million was included as a contra asset, in accounts receivable, in the condensed consolidated balance sheets. These reserves are believed by management to be sufficient to cover the Company's Iridium exposures. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium project.

The Company had several contracts with Iridium, primarily for the operation and maintenance of the global personal communications system. The Company stopped recognizing revenue on the operations and maintenance contract with Iridium after the second quarter of 1999, and continued to perform its services under that contract throughout 1999 without being paid currently, although the Company has not waived its right to receive payment. Although not contractually required to do so, the Company is continuing to operate the Iridium system without compensation while a plan to decommission the Iridium constellation is finalized. The Company currently expects to continue to perform some services without compensation during the decommissioning, although it has not waived its right to seek compensation.

The Company had agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Iridium debt for Iridium's use, subject to certain conditions. Iridium requested Motorola to provide this guarantee during the third quarter of 1999, however, Motorola believes it was not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under the Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Iridium failed to have the Company provide such guarantee as required, and that the Company was obligated to provide them with this $300 million guarantee. The Company believes that it was not obligated to do so. Iridium has also stated that it believed it was not obligated to have the Company provide this $300 million guarantee to these lenders. The lenders under the Secured Credit Agreement have also demanded that the investors in Iridium comply with their capital call requirements. In the Company's case, this could require an additional equity investment of $50 million.

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


Other

At April 1, 2000, the Company's off-balance sheet commitment to Nextel Communications, Inc. ("Nextel") for equipment financing aggregated $457 million, of which $320 million was outstanding. The Company's other off-balance sheet third party financial guarantees aggregated $753 million, of which $614 million was outstanding. The aggregate off-balance sheet amounts represent the maximum available and may not be completely utilized.

6.  Acquisition and Disposition of Businesses

The following table summarizes the major intellectual property acquisition, involving an acquired in-process research and development charge, and business disposition that the Company made during the first quarter of 2000:

                                                            In-Process
                                                           Research and
                                          Form of           Development
(in millions)         Consideration    Consideration          Charge

Acquisition:
Intec, Ltd.              $ 31            Cash                   $9

Disposition:
Motorola Lighting, Inc.  $110            Cash                Not Applicable

Intec, Ltd. - Intellectual Property Acquisition
In January, 2000, the Company purchased the assets and the intellectual property rights of Intec, Ltd. (Intec), a Korean-based smartcard system provider, for approximately $31 million in cash. In connection with this transaction, the Company recorded an acquired in-process research and development charge of approximately $9 million, which was included in selling, general and administrative expenses in the condensed consolidated statements of earnings, and goodwill and other intangibles of approximately $20 million, which was recorded in other assets in the condensed consolidated balance sheets. The goodwill and other intangibles are to be amortized over a period of five years.

At the acquisition date, a total of 6 projects were in process and were approximately 75 percent complete. These projects were related to the development of multi-application smartcard software and hardware. This in-process research will have no alternative future uses if the products are not feasible. Revenues from in-process products are estimated primarily beginning in the first quarter of 2001, with projected research and development costs-to-complete of approximately $2 million.

Historical pricing, margins, and expense levels were used in the valuation of the in-process products. The allocation of value to in-process research and development was determined using expected future cash flows discounted at an average risk adjusted rate of 22 percent. This rate reflects both technological and market risk as well as the time value of money.

Motorola Lighting, Inc.
In March, 2000, the Company completed the sale of Motorola Lighting, Inc.
(MLI) to Osram Sylvania, the North American operation of Osram GmbH of Germany, for approximately $110 million in cash. The sale resulted in a $33 million gain included in selling, general and administrative expenses in the condensed consolidated statements of earnings. Through the date of disposition, MLI's first quarter 2000 results of operations were not significant.



                      Motorola, Inc. and Subsidiaries
                    Management's Discussion and Analysis
              of Financial Condition and Results of Operations

On January 5, 2000, Motorola, Inc. ("Motorola") completed its previously announced merger with General Instrument Corporation ("General Instrument") by exchanging 100.6 million shares of its common stock for all of the common stock of General Instrument. Each share of General Instrument was exchanged for 0.575 shares of Motorola's common stock. Motorola has accounted for the merger as a pooling-of-interests and accordingly, all prior period consolidated financial statements of Motorola have been restated to include the results of operations, financial position and cash flows of General Instrument. From this point onward, all references to Motorola, Inc. or the Company reflect the pooling of interests.

This commentary should be read in conjunction with the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 1999, as supplemented by Form 8-K/A which was filed on March 24, 2000.

The order information as of any particular date may not be an accurate indicator of future results as orders are subject to revision or cancellation to reflect changes in customer needs.

Results of Operations:

Motorola, Inc.
Three-Months Ended            April 1,   Percent of   April 3,   Percent of
(in millions except per        2000       Sales        1999       Sales
  share amounts)

Net sales                     $   8,768               $  7,736
  Percent change from
    prior year               13 percent

Cost and expenses
  Manufacturing and other
    costs of sales                5,200   59 percent     4,601   59 percent
  Selling, general and
    administrative expenses       1,308   15 percent     1,471   19 percent
  Research and development
    expenditures                  1,015   12 percent       773   10 percent
  Depreciation expense              558    6 percent       564    7 percent
  Interest expense, net              47    1 percent        38    0 percent
Total costs and expenses          8,128                  7,447
Earnings before income taxes        640    7 percent       289    4 percent
Income tax provision                192                     90
Net earnings                  $     448    5 percent  $    199    3 percent

Diluted earning per common
  share                       $    0.59               $   0.28

Sales were $8.8 billion in the first quarter of 2000, up 13 percent from $7.7 billion a year earlier. Sales growth was attributed primarily to an increase in sales from the digital wireless phone business resulting from strong market acceptance and demand for the Company's new digital products.

First-quarter 2000 earnings were $448 million, or 59 cents per share, compared with first-quarter 1999 earnings of $199 million, or 28 cents per share. Net margin on sales was 5 percent in the first quarter of 2000 compared with 3 percent a year earlier. The increase in earnings for the first quarter of 2000 compared to the first quarter of 1999 was attributed to: (i) increased sales, (ii) higher margins in the semiconductor business, (iii) lower selling, general and administrative expenses, and
(iv) lower net special items. These improvements were partially offset by an increase in research and development expenditures. The main businesses contributing to this improvement in earnings were semiconductor and broadband communications.

Manufacturing margin in the first quarter of 2000 remained constant at 41 percent.

Selling, general and administrative expenses decreased to 15 percent of sales compared to 19 percent a year earlier. This decline was primarily attributable to the continued benefits from the Company's prior manufacturing consolidation, cost reduction and restructuring programs.

Research and development expenditures increased 31 percent to $1.0 billion, or 12 percent of sales, in the first quarter of 2000 compared to $773 million, or 10 percent of sales, a year earlier. Over the past three years, the Company has been increasing the percentage of its sales that is spent on research and development. The Company continues to believe that a strong commitment to research and development is required to drive long-term growth. Research and development spending in 2000 is expected to continue to increase at a rate higher than the rate of sales growth.

Depreciation expense in the first quarter of 2000 as a percentage of sales decreased to 6 percent from 7 percent a year earlier. This decline was attributable to the increase in sales, while depreciation expense remained fairly constant. Depreciation expense for 2000 is expected to increase, but at a rate below the expected rate of sales growth.

Interest expense increased versus a year ago to $47 million from $38 million due to increased commercial paper and short-term borrowings. Interest expense in 2000 is expected to increase, but at a rate below the expected rate of sales growth.

The tax rate for the first quarter was 30 percent. The Company currently expects the tax rate to be 30 percent for 2000.


Results of Operations Excluding Net Special Items

Motorola, Inc.
Three-Months Ended            April 1,   Percent of   April 3,   Percent of
(in millions except per        2000       Sales        1999       Sales
  share amounts)

Net sales                     $   8,768               $  7,736
  Percent change from
    prior year               13 percent

Cost and expenses
  Manufacturing and other
    costs of sales                5,200   59 percent     4,593   59 percent
  Selling, general and
    administrative expenses       1,306   15 percent     1,459   19 percent
  Research and development
    expenditures                  1,015   12 percent       773   10 percent
  Depreciation expense              558    6 percent       564    7 percent
  Interest expense, net              47    1 percent        38    0 percent
Total costs and expenses          8,126                  7,427
Earnings before income taxes        642    7 percent       309    4 percent
Income tax provision                193                     96
Net earnings                  $     449    5 percent  $    213    3 percent

Diluted earning per common
  share                       $    0.59               $   0.30

Excluding net special items, first-quarter 2000 earnings were $449 million, or 59 cents per share, compared with first-quarter 1999 earnings of $213 million, or 30 cents per share.

Excluding net special items, net margin on sales would have been 5 percent for the first quarter of 2000 compared with 3 percent for the first quarter of 1999.

In the first quarter of 2000, the Company recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings a net special charge of $2 million pre-tax. Included in this net special charge were the following items (in millions):

Merger and integration costs related
  to the General Instrument merger      $ 100
In-process research and development
  write-off                                 9
Other gains                              (  6)
Gains from the sale of investments
  and a business                         (101)
Net special charge                      $   2

In the first quarter of 1999, the Company recorded a net special charge of $20 million pre-tax, or 2 cents per share after-tax. Included in this net special charge were the following items (in millions):

Iridium related charge                   $ 122
Other charges                               15
Gains from the sale of investments
  and businesses                          (117)
Net special charge                       $  20

Of the $20 million net special charge, $12 million was included in selling, general and administrative expenses, and $8 million was included in manufacturing and other costs of sales in the condensed consolidated statements of earnings.

Results of Operations for Ongoing Businesses Excluding Net Special Items

Motorola, Inc.
Three-Months Ended            April 1,   Percent of   April 3,   Percent of
(in millions except per        2000       Sales        1999       Sales
  share amounts)

Net sales                     $   8,768               $  7,340
  Percent change from
    prior year               19 percent

Cost and expenses
  Manufacturing and other
    costs of sales                5,200   59 percent     4,314   59 percent
  Selling, general and
    administrative expenses       1,306   15 percent     1,397   19 percent
  Research and development
    expenditures                  1,015   12 percent       764   10 percent
  Depreciation expense              558    6 percent       561    8 percent
  Interest expense, net              47    1 percent        36    0 percent
Total costs and expenses          8,126                  7,072
Earnings before income taxes        642    7 percent       268    4 percent
Income tax provision                193                     84
Net earnings                  $     449    5 percent  $    184    3 percent

Diluted earning per common
  share                       $    0.59               $   0.26

The Company sold several businesses in 1999, of which the sale of the Semiconductor Components Group was the largest transaction. Excluding the results of these businesses and net special items, sales were $8.8 billion in the first quarter of 2000, up 19 percent from $7.3 billion a year earlier. First-quarter 2000 earnings were $449 million, or 59 cents per share, compared with first-quarter 1999 earnings of $184 million, or 26 cents per share.

Excluding the results of these businesses and net special items, net margin on sales was 5 percent in the first quarter of 2000 compared with 3 percent a year earlier.

1998 Restructuring Program

In the second quarter of 1998, the Company recorded a pre-tax charge of $1.98 billion to cover restructuring costs of $1.275 billion and asset impairments and other charges of $705 million ("1998 Program"). The 1998 Program reached its planned completion at December 31, 1999. At that time, the Company reversed into income $226 million for accruals no longer required. The remaining $27 million in accruals as of December 31, 1999, represented cash payments to be made during the first quarter of 2000. As of April 1, 2000, all cash payments have been made. The following table displays a rollforward by category from December 31, 1999, to April 1, 2000, of the remaining accrual balances as of December 31, 1999:



                                Accruals               Accruals
                                   At      Q1 2000       At
                                Dec. 31,   Amounts     Apr. 1,
                                  1999       Used        2000
Consolidation of manufacturing
  operations                     $   12    $  (12)     $  --
Business exits                        4       ( 4)        --
Employee separations                 11       (11)        --
Totals                           $   27    $  (27)     $  --

The $12 million utilization for consolidation of manufacturing operations related to the finalization of plant closings in the Semiconductor Products and Personal Communications segments. The $4 million utilization for business exits related to the payment of final shut down costs in the Semiconductor Products and Integrated Electronic Systems segments. The $11 million utilization for employee separations were for severance and other employee-related payments made in the Semiconductor Products Segment, Integrated Electronic Systems Segment and the Internet and Networking Group.

1997 Restructuring Programs

During 1997, the Company recorded restructuring charges of $327 million resulting from decisions to exit three unprofitable businesses that no longer had long-term strategic value to the Company. As of December 31, 1999, the business exits from the dynamic random access memory market and from the retail analog modem business had been completed. For the exit from the MacOS ("Registered")-compatible computer systems business, $1 million was utilized during the first quarter of 2000 for contractual and warranty payments. The remaining $12 million accrual as of April 1, 2000, relates to contractual commitments and warranty liability and may extend past the 2000 year end.

Segment Information

Results of the Company's major operations, which include the effect of the sales of various businesses and net special items, for the first quarter of 2000 compared with the first quarter of 1999 are as follows:

Personal Communications Segment

                           Three Months Ended
                          April 1,    April, 3,    Percent
(in millions)               2000        1999       Change

Orders                     $3,169     $2,651     20 percent
Segment sales              $3,236     $2,602     24 percent
Operating profit before tax  $112       $ 83     35 percent

Net special items:
  income(expense)            $ 63       $ --

Operating profit excluding
  net special items          $ 49       $ 83    (41) percent

Segment sales rose 24 percent to $3.2 billion, and orders increased 20 percent to $3.2 billion. Operating profits increased to $112 million from $83 million in the year earlier quarter. The increase in operating profit was entirely due to a net gain of $63 million from the sale of an investment. This special item is reflected in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits decreased to $49 million, compared to $83 million a year ago. The decrease resulted from a combination of factors. First, there was a shift in the wireless phone product mix toward low-tier products with smaller profit margins. This shift was driven by an increase in the number of prepaid programs, which feature low-tier products, offered by wireless service providers, especially in Europe. Second, certain components are in short supply, which caused an increase in the cost of acquiring these components. Third, the segment made significantly higher investments in engineering and advertising.

For ongoing businesses, sales and orders were unchanged from the data shown in the table above. Operating profits for ongoing businesses excluding net special items were also unchanged from the data shown in the table above.

In the wireless phone business, which includes iDEN ("Registered") phones, versus the year ago quarter, (i) orders increased 30 percent; (ii) sales increased 37 percent; and (iii) operating profits were down very significantly for the reasons discussed above. Sales increased significantly in all regions. Orders increased significantly in the Americas and Asia but were lower in Europe. Digital wireless phone sales represented 92 percent of all wireless phone sales dollars in the quarter. Analog wireless phone sales were significantly lower.

Digital wireless phone unit sales increased approximately 95 percent in the first quarter versus a year ago. Versus the year ago quarter, unit sales for (i) Global System for Mobile (GSM) products increased by almost 100 percent; (ii) Code Division Multiple Access (CDMA) products increased approximately 80 percent; (iii) Time Division Multiple Access (TDMA) products increased by over 100 percent; and (iv) iDEN ("Registered") phones were almost twice the levels of a year ago.

The overall selling price for digital wireless phones declined by approximately 20 percent versus a year ago, and the overall selling price for analog wireless phones declined in the 15-20 percent range in the first quarter versus a year ago. Average selling prices can be subject to changes in product mix and regional mix.

For paging products, orders and sales were significantly lower than a year ago. This decrease in sales and orders resulted from fewer unit sales, as average selling prices stabilized, and occurred in all regions.


Network Systems Segment

                           Three Months Ended
                          April 1,    April, 3,    Percent
(in millions)               2000        1999       Change

Orders                     $1,795     $1,726         4 percent
Segment sales              $1,809     $1,623        11 percent
Operating profit before tax  $280       $193        45 percent

Net special items:
  income(expense)            $ --       $ --

Operating profit excluding
  net special items          $280       $193        45 percent

Segment sales rose 11 percent to $1.8 billion, and orders increased 4 percent to $1.8 billion. Operating profits increased to $280 million from $193 million in the year earlier quarter due to an increase in sales of terrestrial infrastructure equipment that more than offset a very significant decline in sales of satellite communications equipment.

Excluding net special items, operating profits were unchanged from the data shown in the table above.

For ongoing businesses, sales and orders were unchanged from the data shown in the table above. Operating profits for ongoing businesses excluding net special items were also unchanged from the data shown in the table above.

Excluding the very significant declines in the sales and orders of satellite communications equipment, segment sales would have increased 25 percent and orders would have increased 8 percent. Sales and orders were significantly higher in the Americas and higher in Europe. Sales increased significantly, but orders were lower in Asia. Sales of iDEN ("Registered") and GSM infrastructure equipment were up significantly versus a year ago. Sales of CDMA infrastructure equipment increased. PDC sales in Japan were lower. Analog sales were almost zero.

The Company signed an agreement with Telsim, which is estimated to have a sales potential of at least $1.5 billion over three years. Under this agreement, the Company expects to provide infrastructure equipment, wireless phones and associated services to expand the countrywide GSM network in Turkey.

The Company's contract with Teledesic LLC for design and construction of a satellite communications network continues to be contingent upon Teledesic's approval following a technical review period. This technical review period was originally scheduled to end on September 11, 1999, but Teledesic has extended the period several times. Since approval of the contract is in the sole discretion of Teledesic, there can be no assurances that Teledesic will provide this approval.

Commercial, Government and Industrial Systems Segment

                           Three Months Ended
                          April 1,    April, 3,   Percent
(in millions)               2000        1999      Change

Orders                     $1,094     $1,223      (11) percent
Segment sales              $  998     $  885       13  percent
Operating profit before tax  $ 90       $ 52       73  percent

Net special items:
  income(expense)            $( 3)      $ --

Operating profit excluding
  net special items          $ 93       $ 52       79 percent

Segment sales rose 13 percent to $998 million, and orders declined 11 percent to $1.1 billion. The decline in orders is attributable to very strong orders in the first quarter of 1999. Operating profits increased to $90 million from $52 million in the year earlier quarter primarily due to higher two-way radio equipment sales in all geographic regions and improved operating margins on these sales. Included in operating profits for the three months ended April 1, 2000 are net special items of $3 million. This net charge is comprised of a $6 million gain from the sale of an investment and a $9 million in-process research and development charge related to the acquisition of Intec, Ltd.'s intellectual property. The net special items are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits rose to $93 million, compared to $52 million a year ago primarily due to the increase in sales and improved operating margins.

For ongoing businesses, sales rose 16 percent to $998 million from $864 million, and orders declined 9 percent. Operating profits for ongoing businesses excluding net special items rose to $93 million compared to $48 million a year ago.

Two-way radio equipment sales were higher in the Americas and Europe, and significantly higher in Asia. Orders were lower in the Americas and Asia but higher in Europe.

Broadband Communications Segment

                           Three Months Ended
                          April 1,    April, 3,   Percent
(in millions)               2000        1999      Change

Orders                     $  880     $  604        46 percent
Segment sales              $  678     $  590        15 percent
Operating profit before tax  $ 91       $ 51        78 percent

Net special items:
  income(expense)            $ --       $(10)

Operating profit excluding
  net special items          $ 91       $ 61        49 percent

Segment sales rose 15 percent to $678 million, and orders increased 46 percent to $880 million. Operating profits increased to $91 million from $51 million in the year earlier quarter due to increases in sales in the IP (Internet Protocol) Network Systems, Transmission Network Systems, and Digital Network Systems businesses. Included in operating profits for the three months ended April 3, 1999 are net special items of $10 million.
This net charge is comprised of a $5 million gain from the sale of an investment and a $15 million charge related to the write down of inventory and other charges from the loss of a significant customer in the satellite business. In the condensed consolidated statements of earnings, the $5 million gain and $7 million of the $15 million charge are included in selling, general and administrative expenses, and the remaining $8 million of the $15 million charge is included in manufacturing and other costs of sales.

Excluding net special items, operating profits rose to $91 million, compared to $61 million a year ago primarily due to the increase in sales. For ongoing businesses, sales and orders were unchanged from the data shown in the table above. Operating profits for ongoing businesses excluding net special items were also unchanged from the data shown in the table above.

Sales were up very significantly in the IP Network Systems and Transmission Network Systems businesses. They were significantly higher in the Digital Network Systems business, significantly lower in the Satellite and Broadcast Network Systems business and very significantly lower in the Analog Network Systems business.

Orders were up very significantly in the IP Network Systems and Digital Network Systems businesses. They were significantly higher in the Transmission Network Systems business, higher in the Satellite and Broadcast Network Systems business and significantly lower in the Analog Network Systems business.

By region, the Americas continued to account for approximately 90 percent of the segment's total sales and orders. A slight shift towards Latin America and Asia occurred during the quarter.

Semiconductor Products Segment

                           Three Months Ended
                          April 1,    April, 3,   Percent
(in millions)               2000        1999      Change

Orders                     $2,040     $2,084        ( 2) percent
Segment sales              $1,900     $1,907        --
Operating profit before tax  $123       $ 47        162 percent

Net special items:
  income(expense)            $ --       $ --

Operating profit excluding
  net special items          $123       $ 47        162 percent

Segment sales remained flat at $1.9 billion, and orders declined 2 percent to $2.0 billion. Operating profits increased to $123 million from $47 million in the year earlier quarter. The profit improvement is the result of the impact of restructuring programs undertaken over the past few years, including the exit of low-growth or unprofitable businesses, the consolidation of manufacturing facilities and the reduction of employees. These restructuring programs included the strategic decision to focus the business on high-growth end markets and to emphasize systems-on-chip solutions, providing opportunities to reap the benefits of higher gross margins from value-added hardware, software and services.

Excluding net special items, operating profits were unchanged from the data shown in the table above.

For ongoing businesses, sales rose 24 percent to $1.9 billion from $1.5 billion, and orders increased 21 percent to $2.0 billion from $1.7 billion in the year earlier quarter. Operating profits for ongoing businesses excluding net special items increased to $123 million from $10 million in the year earlier quarter. The increase in profits for ongoing businesses excluding net special items is primarily the result of the factors discussed above and an increase in sales driven by the recovery of the semiconductor industry from its recessionary period.

By region, orders were up significantly in Europe and the Americas and were higher in Japan and Asia Pacific. By end market, orders were up significantly in networking and computing and wireless, and were higher in imaging and entertainment and transportation.

During the quarter, the Company entered into an agreement to acquire C-Port Corporation, a developer of programmable microprocessors used in optical networks and high-speed Internet switching and routing, for approximately
2.9 million shares of its common stock. This acquisition will allow the Company to deliver a complete communications platform including host, integrated communications and network processors, digital signal processors, development environments and application software. The transaction was completed on May 9, 2000.

In addition, the Company announced the acquisition of a major semiconductor manufacturing facility in Scotland formerly owned by Hyundai.

Integrated Electronic Systems Segment

                           Three Months Ended
                          April 1,    April, 3,   Percent
(in millions)               2000        1999      Change

Orders                     $  728     $  594        23 percent
Segment sales              $  690     $  591        17 percent
Operating profit before tax  $ 79       $ 35       126 percent

Net special items:
  income(expense)            $ 33       $  6

Operating profit excluding
  net special items          $ 46       $ 29        59 percent

Segment sales rose 17 percent to $690 million, and orders increased 23 percent to $728 million. Operating profits increased to $79 million from $35 million in the year earlier quarter primarily due to a $33 million gain from the sale of Motorola Lighting, Inc. Included in operating profits for the three-month period ended April 3, 1999, is a $6 million gain from the sale of an investment. These special items are reflected in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits rose to $46 million, compared to $29 million a year ago due to significantly higher operating profits in the automotive and industrial electronics, computer and energy systems businesses offset by a larger operating loss in the telematics communications business.

For ongoing businesses, sales and orders were unchanged from the data shown in the table above. Operating profits for ongoing businesses excluding net special items were also unchanged from the data shown in the table above.

The Integrated Electronic Systems Sector is being reported as an operating segment for the first time. Results were previously reported as part of the "Other Products" segment.

General Corporate

In the first quarter of 2000, the Company incurred acquisition and integration costs of approximately $100 million in connection with the merger with General Instrument Corporation. These costs consisted primarily of fees for investment bankers, attorneys, accountants and financial printing. This special charge is included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Liquidity and Capital Resources:

Cash and cash equivalents aggregated $3.3 billion as of April 1, 2000, compared to $2.1 billion as of April 3, 1999.

Net cash used by operations was $895 million for the three-month period ended April 1, 2000, as compared to $787 million in cash provided by operations for the three-month period ended April 3, 1999. The net cash used by operations of $895 million was primarily due to an increase in accounts receivable and inventory in the Personal Communications and Network Systems segments.

Net cash used by investing activities was $574 million for the three-month period ended April 1, 2000, as compared to $178 million for the three-month period ended April 3, 1999. The increase in cash used by investing activities for the first quarter of 2000 compared to the first quarter of 1999 was primarily due to increased capital expenditures. Capital expenditures for the first quarter of 2000 aggregated $688 million, as compared to $399 million for the first quarter of 1999. Of these expenditures, approximately $356 million and $148 million, respectively, were spent in the Semiconductor Products Segment. For 2000, total capital expenditures are expected to be $4.9 billion, of which $2.6 billion is expected to be spent in the Semiconductor Products Segment, compared to $2.9 billion in 1999.

Net cash provided by financing activities was $1.3 billion for the three-month period ended April 1, 2000, as compared to $1 million for the three-month period ended April 3, 1999. The increase in cash from financing activities for the first quarter of 2000 compared to the first quarter of 1999 was primarily due to $1.2 billion in proceeds from commercial paper and short-term borrowings to meet the increase in cash needs from operations primarily related to inventory. The Company's ratio of net debt to net debt plus equity was 14.6 percent at April 1, 2000 compared to 8.2 percent at December 31, 1999.

The Company's total domestic and non-U.S. credit facilities aggregated $6.3 billion at April 1, 2000, of which $275 million was used and the remaining $6.1 billion was available to back up outstanding commercial paper which totaled $3.6 billion.

Purchasers of the Company's infrastructure equipment continue to require suppliers to provide long-term financing in connection with equipment purchases. Financing may include all or a portion of the purchase price and working capital. The Company may also assist customers in obtaining financing from banks and other sources.

At April 1, 2000, the Company's off-balance sheet commitment to Nextel Communications, Inc. ("Nextel") for equipment financing aggregated $457 million, of which $320 million was outstanding. The Company's other off-balance sheet third party financial guarantees aggregated $753 million, of which $614 million was outstanding. The aggregate off-balance sheet amounts represent the maximum available and may not be completely utilized. The Company expects that the need to provide equipment financing or to arrange financing for its customers will continue and may increase in the future.

The Company believes that it can continue to access the capital markets in 2000, if necessary, on acceptable terms and conditions. However, factors outside of the Company's control, such as the liquidity of the capital markets, may affect the Company's ability to access the capital markets on favorable terms.

Return on average invested capital, based on the performance of the four preceding quarters ending with April 1, 2000, was 6.6 percent, compared with (4.8) percent based on the performance of the four preceding quarters ending April 3, 1999. The Company's current ratio, weeks receivable, and inventory turns (using the cost-of-sales calculation method) were 1.39, 8.4, and 5.2, respectively, at April 1, 2000, compared to 1.36, 7.7, and 5.9, respectively, at December 31, 1999.

Iridium Program

At April 1, 2000, the Company owned, directly and indirectly, approximately 18 percent of the equity interests in Iridium LLC and its operating subsidiaries (Iridium LLC and its operating subsidiaries are collectively referred to as "Iridium") and a significant portion of a series of Iridium bonds. Since August 1999, Iridium has operated as debtors-in-possession under Chapter 11 of the U.S. Federal Bankruptcy Code. On March 17, 2000, Iridium began the process of winding down and liquidating its operations because no qualified bid to purchase the Iridium satellites was timely received. At the same time, the Company began the process of finalizing a plan for the decommissioning of the Iridium constellation and continued with the process of shutting down its Iridium-related operations. As part of the liquidation process, Iridium is continuing with a process to solicit, and evaluate, bids for its assets and to prepare a liquidating plan of reorganization.

At December 31, 1999 the Company had $1.8 billion of reserves related to the Iridium program. There were no charges recorded in the first quarter of 2000 related to the Iridium program. During the first quarter of 1999, the Company recorded $206 million of charges related to the Iridium program. Included in this charge was a $122 million special charge to increase its reserve related to its financial exposure to the Iridium project, $34 million of other charges to reserve for assets at risk and other potential contractual obligations and a $50 million charge for its share of Iridium net losses.

The following table displays a rollforward by category from December 31, 1999 to April 1, 2000, of the remaining accrual balances as of December 31, 1999:

                                 Accruals at    Amounts     Accruals at
                                 Dec. 31, 1999   Used       Apr. 1, 2000

  Accounts Receivable             $    661       $  (661)     $      -
  Bank Guarantees and Other
    Financial Commitments         $     50       $     -      $     50
  Investments, Contractual
    Commitments and Other
    Obligations                   $  1,087       $  (623)     $    464

Totals                            $  1,798      $ (1,284)     $    514


In the first quarter of 2000 the Company utilized $1.3 billion of reserves including $661 million for accounts receivable write-offs and $623 million for inventory and other asset write-offs. Of the $1.3 billion used in the first quarter of 2000, approximately $56 million was for cash payments that were primarily for operating costs associated with the wind-down of Iridium operations and Iridium gateway debt guarantees. The remaining $1.2 billion used in the first quarter reflect asset write-offs. There were no reserves used in the first quarter 1999.

The development and commercialization reserve as of April 1, 2000 was $514 million, of which $381 million was included in accrued liabilities, $56 million was included as a contra asset, in inventories, $53 million was included as a contra asset, in property, plant and equipment, and $24 million was included as a contra asset, in other assets. The remaining $514 million of accruals at April 1, 2000 represent approximately $374 million for cash payments and $140 million for asset write-downs. The development and commercialization reserve as of December 31, 1999 was $1.8 billion, of which $869 million was included in accrued liabilities, $734 million was included as a contra asset, in inventories, $79 million was included as a contra asset, in property, plant and equipment, $72 million was included as a contra asset, in other assets, $39 million was included in other liabilities, $4 million was included in accounts payable, and $1 million was included as a contra asset, in accounts receivable, in the condensed consolidated balance sheets. These reserves are believed by management to be sufficient to cover the Company's Iridium exposures. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium project.

The Company had several contracts with Iridium, primarily for the operation and maintenance of the global personal communications system. The Company stopped recognizing revenue on the operations and maintenance contract with Iridium after the second quarter of 1999, and continued to perform its services under that contract throughout 1999 without being paid currently, although the Company has not waived its right to receive payment. Although not contractually required to do so, the Company is continuing to operate the Iridium system without compensation while a plan to decommission the Iridium constellation is finalized. The Company currently expects to continue to perform some services without compensation during the decommissioning, although it has not waived its right to seek compensation.

The Company had agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Iridium debt for Iridium's use, subject to certain conditions. Iridium requested Motorola to provide this guarantee during the third quarter of 1999, however, Motorola believes it was not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under the Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Iridium failed to have the Company provide such guarantee as required, and that the Company was obligated to provide them with this $300 million guarantee. The Company believes that it was not obligated to do so. Iridium has also stated that it believed it was not obligated to have the Company provide this $300 million guarantee to these lenders. The lenders under the Secured Credit Agreement have also demanded that the investors in Iridium comply with their capital call requirements. In the Company's case, this could require an additional equity investment of $50 million.

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

A discussion of the Company's commitments and contingencies are detailed in
Note 5 to the condensed consolidated financial statements.

Risk Management

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

At April 1, 2000 and April 3, 1999, the Company had net outstanding foreign exchange contracts totaling $3.6 billion and $2.1 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. At April 1, 2000, deferred gains totaled $41 million, and deferred losses totaled $1 million. At April 3, 1999, deferred gains totaled $3 million, and deferred losses totaled $3 million. The following table shows, in millions, the five largest net foreign exchange hedge positions as of April 1, 2000 and April 3, 1999:

                       April 1,           April 3,
Buy (Sell)               2000               1999
Japanese Yen           (1,588)              (798)
Euro                     (727)              (447)
Chinese Renminbi         (560)              (110)
Taiwan Dollar             167               (102)
Malaysia Ringgit          148                ---

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, it does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations.

In June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on its $500 million 6.75 percent Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR based variable rate payments in order to match the funding with its underlying assets. Except for these interest rate swaps, as of the end of the reporting period, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not have any derivatives to hedge the value of its equity investments in affiliated companies.

Year 2000:

The Company has not experienced any significant Year 2000 related issues. Such issues should they arise will be handled in the normal course of the Company's commercial operations. Date-related issues involving the products, services or operations of customers, suppliers or other third parties could arise in the future and could adversely affect the Company.

Euro Conversion:

For disclosure regarding the impact to the Company from the introduction of the euro, see the information contained under the caption "Euro Conversion" on page F-23 of the appendix to the Company's Proxy Statement for its 2000 annual meeting of stockholders.

Business Risks:

Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about research and development expenditures, depreciation expense, interest expense, tax rate, the sales potential of the contract with Telsim, the Company's relationship with Teledesic LLC, capital expenditures, the need to provide or arrange financing for customers, the Company's ability to access the capital markets on acceptable terms and conditions, future actions relating to the Iridium project, and the ability of counterparties to financial instruments to perform their obligations. The Company wishes to caution the reader that the factors below and those on pages F-25 through F-28 of the appendix to Company's Proxy Statement for its 2000 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits; (ii) demand for products, including those to be purchased under the Telsim contract; (iii) continued improvement in the semiconductor industry and the Company's participation in that improvement; (iv) continued gains in the digital wireless telephone market and market acceptance of new products; (v) difficulties, delays or unexpected liabilities or expenses encountered in connection with the implementation of Iridium's liquidation proceedings, including those encountered in finalizing and implementing the process for decommissioning the Iridium constellation; (vi) unfavorable outcomes to any pending or future litigation involving the Iridium project; (vii) pricing pressures and demand for the Company's products, especially in light of the current economic conditions in parts of Asia, Latin America and other emerging markets; (viii) the success of alliances and agreements with other companies to develop new products and services; (ix) unexpected changes in the requirements for manufacturing capacity, which may necessitate different levels of capital expenditures; (x) increasing demand for customer financing of equipment sales, particularly infrastructure equipment; (xi) the success of the Company's efforts to secure sufficient components for its products, including wireless phones; and (xii) product and technology development and commercialization risks, including for newer digital products.

Iridium ("Registered") is a registered trademark and service mark of Iridium LLC.


Part II - Other Information

Item 1 - Legal Proceedings.

Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. Kane, et al., v. Motorola, Inc., et al., filed on December 13, 1993 in the Circuit Court of Cook County, Illinois, alleged that plaintiffs' brain cancer was caused by or aggravated by a prototype communication device. On May 11, 2000, the Court entered summary judgment in Motorola's favor holding that there was no evidence to support plaintiffs' theory of causation.

See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1999 for additional disclosures regarding pending matters.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2 - Changes in Securities and Use of Proceeds.

Not applicable.

Item 3 - Defaults Upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders.

The Company held its annual meeting of stockholders on May 1, 2000, and the following matters were voted on at that meeting:

1. The election of the following directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

                                                           BROKER
DIRECTOR                    FOR          WITHHELD         NON-VOTES

Ronnie C. Chan           509,355,753    117,758,845          0
H. Laurance Fuller       622,852,295      4,262,303          0
Christopher B. Galvin    622,711,472      4,403,126          0
Robert W. Galvin         622,661,770      4,452,828          0
Robert L. Growney        622,891,037      4,223,561          0
Anne P. Jones            622,799,776      4,314,822          0
Judy C. Lewent           622,851,980      4,262,618          0
Walter E. Massey         622,733,279      4,381,319          0
Nicholas Negroponte      622,944,660      4,169,938          0
John E. Pepper, Jr.      622,894,246      4,220,352          0
Samuel C. Scott III      622,850,966      4,263,632          0
Gary L. Tooker           622,750,811      4,363,787          0
B. Kenneth West          622,693,943      4,420,655          0
John A. White            622,847,616      4,266,982          0

2. A proposed amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of shares of authorized common stock of the Company to 4.2 billion shares was approved by the following vote: For, 592,355,247; Against, 32,786,088; Abstain, 1,973,263; and Broker Non-Votes, 0.

3. The adoption of the Motorola, Inc. Omnibus Incentive Plan of 2000 was approved by the following vote: For, 530,407,584; Against, 93,257,270; Abstain, 3,442,631; and Broker Non-Votes, 7,133.

Item 5 - Other Information.

On February 29, 2000, the Company's Board of Directors declared a 3-for-1 common stock split in the form of a 200% stock dividend, contingent upon stockholder approval of an increase in the authorized shares of the Company's common stock from 1.4 billion to 4.2 billion. At their Annual Meeting on May 1, 2000, the Company's stockholders approved this increase in the authorized shares of common stock. Accordingly, the stock dividend will be distributed on June 1, 2000, to stockholders of record on May 15, 2000.

Item 6 - Exhibits and Reports on Form 8-K.

     (a)     Exhibits

     3(i)(a) Certificate of Amendment of Restated Certificate of
             Incorporation of Motorola, Inc., filed May 3, 2000.

     3(i)(b) Restated Certificate of Incorporation of Motorola, Inc., as amended through May 3, 2000.

     27      Financial Data Schedule (filed only electronically with the
             SEC).

     (b)     Reports on Form 8-K

             The Company filed Current Reports on Form 8-K dated January 5, 2000 (as amended by Amendment No. 1 thereto filed on Form 8-K/A on March 17, 2000) and March 23, 2000(as amended by Amendment No. 1 thereto filed on Form 8-K/A on March 24,
             2000).


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTOROLA, INC.
                                  (Registrant)



Date:  May 15, 2000                By:  /s/Anthony Knapp
                                   Anthony Knapp
                                   Senior Vice President and Controller
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of the Registrant)



                                  EXHIBIT INDEX

Number     Description of Exhibits

3(i)(a)    Certificate of Amendment of Restated Certificate of
           Incorporation of Motorola, Inc., filed May 3, 2000.

3(i)(b) Restated Certificate of Incorporation of Motorola, Inc., as amended through May 3, 2000.

27         Financial Data Schedule (filed only electronically with the SEC)