Form 10-Q
period 2000-07-01
MOTOROLA INC
filed 2000-07-31
CIK 68505

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ending         July 1, 2000

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

                             Yes   [X]   No   [ ]


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on July 1, 2000:

                      Class                    Number of Shares

             Common Stock; $3 Par Value         2,180,619,024



                        Motorola, Inc. and Subsidiaries
                                    Index


Part I

   Financial Information                                              Page

   Item 1   Financial Statements

            Condensed Consolidated Statements of Earnings for the
            Three-Month and Six-Month Periods Ended July 1, 2000
            and July 3, 1999                                            3

            Condensed Consolidated Balance Sheets as of
            July 1, 2000 and December 31, 1999                          4

            Condensed Consolidated Statement of Stockholders'
            Equity for the Six-Month Period Ended July 1, 2000          5

            Condensed Consolidated Statements of Cash Flows for
            the Six-Month Periods Ended July 1, 2000 and
            July 3, 1999                                                6

            Notes to Condensed Consolidated Financial Statements        7

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              19

Part II

   Other Information

   Item 1   Legal Proceedings                                          39

   Item 2   Changes in Securities                                      40

   Item 3   Defaults Upon Senior Securities                            40

   Item 4   Submission of Matters to a Vote of Security Holders        40

   Item 5   Other Information                                          40

   Item 6   Exhibits and Reports on Form 8-K                           40



                       Part I - Financial Information
                      Motorola, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                                (Unaudited)
                  (In millions, except per share amounts)


                                         Three Months Ended    Six Months Ended
                                          July 1,   July 3,    July 1,  July 3,
                                           2000      1999        2000      1999

Net sales                                $ 9,255   $ 8,030     $18,023  $15,766

Costs and expenses
  Manufacturing and other
    costs of sales                         5,508     4,730      10,708    9,331
  Selling, general and
    administrative expenses                1,598     1,460       2,906    2,931
  Research & development
    expenditures                           1,107       842       2,122    1,615
  Depreciation expense                       568       579       1,126    1,143
  Interest expense, net                       54        47         101       85
  Total costs and expenses                 8,835     7,658      16,963   15,105
Earnings before income taxes                 420       372       1,060      661
Income tax provision                         216       117         408      207
Net earnings                              $  204    $  255      $  652   $  454


Net earnings per common share
  Basic                                   $  .09    $  .12      $  .30   $  .22
  Diluted                                 $  .09    $  .12      $  .29   $  .21

Weighted average common shares
  outstanding
    Basic                                2,165.0   2,112.4     2,156.0  2,110.5
    Diluted                              2,249.7   2,191.8     2,254.2  2,185.2

Dividends paid per share (1)              $  .04    $  .04      $  .08   $  .08


(1) Dividends per share for 1999 represent dividends on Motorola shares outstanding prior to the General Instrument merger.



See accompanying notes to condensed consolidated financial statements.

                       Motorola, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets
                   (In millions, except per share amounts)

                                               (Unaudited)
                                                 July 1,      Dec. 31,
                                                   2000          1999
     Assets
Cash and cash equivalents                        $ 3,083       $ 3,537
Short-term investments                               614           699
Accounts receivable, net                           6,268         5,627
Inventories, net                                   5,446         3,707
Deferred income taxes                              2,655         3,247
Other current assets                               1,935           768
   Total current assets                           20,001        17,585
Property, plant and equipment, net                10,214         9,591
Investments                                       11,133         9,039
Other assets                                       4,293         4,274
   Total assets                                  $45,641       $40,489


     Liabilities and Stockholders' Equity
Notes payable and current portion of
  long-term debt                                 $ 4,869       $ 2,504
Accounts payable                                   3,801         3,285
Accrued liabilities                                6,111         7,117
   Total current liabilities                      14,781        12,906
Long-term debt                                     3,086         3,089
Deferred income taxes                              4,529         3,719
Other liabilities                                  1,288         1,598

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely company-guaranteed debentures       484           484

   Stockholders' Equity
Preferred stock, $100 par value issuable
   in series                                         ---           ---
Common stock, $3 par value                         6,542         6,418
Additional paid-in capital                           871           ---
Retained earnings                                  9,236         8,757
Non-owner changes to equity                        4,824         3,518
   Total stockholders' equity                     21,473        18,693
   Total liabilities and stockholders' equity    $45,641       $40,489



See accompanying notes to condensed consolidated financial statements.



                        Motorola, Inc. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                                 (Unaudited)
                                (In millions)

                                  Non-Owner Changes To Equity
                  Common
                  Stock      Fair Value
                   and       Adjustment     Foreign      Minimum
                Additional  to Available    Currency     Pension
                 Paid-In      for Sale    Translation   Liability  Retained
                 Capital     Securities   Adjustments   Adjustment Earnings

BALANCES AT
12/31/99         $6,418        $3,830        ($239)        ($73)     $8,757
Net earnings                                                            652
Conversion of
  zero coupon
  notes               4
Fair value
  adjustment to
  available for
  sale securities               1,500
Change in foreign
  currency
  translation
  adjustments                                 (194)
Issuance of
  common stock        609
Stock options
  exercised and
  other               382
Dividends declared                                                    (173)
BALANCES AT 7/1/00 $7,413       $5,330        ($433)        ($73)    $9,236




See accompanying notes to condensed consolidated financial statements.



                       Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (In millions)

                                                        Six Months Ended
                                                     July 1,       July 3,
                                                      2000          1999
Operating
Net earnings                                         $  652       $  454
Adjustments to reconcile net earnings to net
  cash (used for) provided by operating activities:
    Depreciation                                      1,126        1,143
    Deferred income taxes                               570          (29)
    Gain on disposition of investments and businesses  (105)         (60)
    Acquired in-process research and development
      charges                                           315          ---
    Change in assets and liabilities, net of
      effects of acquisitions and dispositions:
        Accounts receivable                            (647)        (238)
        Inventories                                  (1,770)          (3)
        Other current assets                         (1,164)         (34)
        Accounts payable and accrued liabilities       (519)         231
        Other assets and liabilities                    610          585
Net cash (used for) provided by operating activities $ (932)      $2,049

Investing
Acquisitions and advances to affiliates              $ (627)      $ (251)
Proceeds from dispositions of investments
  and businesses                                        370          237
Capital expenditures                                 (1,734)        (988)
Proceeds from dispositions of property, plant and
  equipment                                              14          151
Sales (purchases) of short-term investments              85          (79)
Net cash used for investing activities              $(1,892)      $ (929)

Financing
Net proceeds from commercial paper and short-term
  borrowings                                         $2,363       $1,032
Proceeds from issuance of debt                          ---          500
Repayment of debt                                        (4)         (17)
Issuance of common stock                                378          306
Issuance of preferred securities of subsidiary
  trust                                                 ---          484
Payment of dividends                                   (173)        (144)
Net cash provided by financing activities            $2,564       $   97
Effect of exchange rate changes on cash and
  cash equivalents                                   $ (194)      $  (96)
Net (decrease)increase in cash and cash equivalents  $ (454)      $1,121
Cash and cash equivalents, beginning of period       $3,537       $1,602
Cash and cash equivalents, end of period             $3,083       $2,723



See accompanying notes to condensed consolidated financial statements.



                    Motorola, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

1.  Basis of Presentation

On January 5, 2000, Motorola, Inc. ("Motorola") completed its previously announced merger with General Instrument Corporation ("General Instrument") by exchanging 301 million shares (reflecting adjustment for the 3-for-1 common stock split described below) of its common stock for all of the common stock of General Instrument. Each share of General Instrument was exchanged for 1.725 shares (reflecting adjustment for the 3-for-1 common stock split described below) of Motorola's common stock. Motorola has accounted for the merger as a pooling-of-interests and accordingly, all prior period consolidated financial statements of Motorola have been restated to include the results of operations, financial position and cash flows of General Instrument. The effects of conforming General Instrument's accounting policies to those of Motorola were not material.

For the three-month period ended July 3, 1999, net sales for Motorola and General Instrument were $7.5 billion and $527 million, respectively. Net earnings for Motorola and General Instrument were $206 million and $49 million, respectively. For the six-month period ended July 3, 1999, net sales for Motorola and General Instrument were $14.7 billion and $1.0 billion, respectively. Net earnings for Motorola and General Instrument were $377 million and $77 million, respectively. Results of operations for the three-month and six-month periods ended July 1, 2000, already reflect the pooling-of-interests. From this point onward, all references to Motorola, Inc. or the Company reflect the pooling-of-interests.

On February 29, 2000, the Company's Board of Directors declared a 3-for-1 common stock split in the form of a 200% stock dividend, contingent upon stockholder approval of an increase in the authorized shares of the Company's common stock from 1.4 billion to 4.2 billion. At their Annual Meeting on May 1, 2000, the Company's stockholders approved this increase in authorized shares of common stock. Accordingly, on June 1, 2000, the Company distributed 1.4 billion common shares to common stockholders of record on May 15, 2000 in the form of a stock dividend. The par value of the common stock remained at $3 per share.

The effect of the stock split has been recognized retroactively in the stockholders' equity accounts as of December 31, 1999, and in all share and per share data in the accompanying condensed consolidated financial statements and the notes to condensed consolidated financial statements. The stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from additional paid-in capital and retained earnings to common stock.

The condensed consolidated financial statements as of July 1, 2000 and for the three-month and six-month periods ended July 1, 2000 and July 3, 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of July 1, 2000 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1999, as supplemented by Form 8-K/As filed on March 24, 2000 and on June 2, 2000. The results of operations for the three-month and six-month periods ended July 1, 2000 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2000 presentation.

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


2.  Other Financial Data

Statement of Earnings Information

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

                                                       Three Months Ended
                                                     July 1,        July 3,
(In millions, except per share amounts)                2000           1999
Basic earnings per common share:
  Net earnings                                      $   204        $   255
  Weighted average common shares
    outstanding                                     2,165.0        2,112.4
  Per share amount                                  $   .09        $   .12

Diluted earnings per common share:
  Net earnings                                      $   204        $   255
  Add: Interest on zero coupon
        notes, net                                       --              1
  Net earnings as adjusted                          $   204        $   256
  Weighted average common shares
    outstanding                                     2,165.0        2,112.4
  Add: Effect of dilutive securities
        Stock options                                  53.8           54.2
        Warrants                                       27.4           19.3
        Zero coupon notes                               3.5            5.9
  Diluted weighted average common
   shares outstanding                               2,249.7        2,191.8
  Per share amount                                  $   .09        $   .12



                                                        Six Months Ended
                                                     July 1,        July 3,
(In millions, except per share amounts)                2000           1999
Basic earnings per common share:
  Net earnings                                      $   652        $   454
  Weighted average common shares
    outstanding                                     2,156.0        2,110.5
  Per share amount                                  $   .30        $   .22

Diluted earnings per common share:
  Net earnings                                      $   652        $   454
  Add: Interest on zero coupon
        notes, net                                        1              1
  Net earnings as adjusted                          $   653        $   455
  Weighted average common shares
    outstanding                                     2,156.0        2,110.5
  Add: Effect of dilutive securities
        Stock options                                  64.2           50.2
        Warrants                                       28.8           18.6
        Zero coupon notes                               5.2            5.9
  Diluted weighted average common
   shares outstanding                               2,254.2        2,185.2
  Per share amount                                  $   .29        $   .21

In the computation of diluted earnings per common share for the three-month period ended July 1, 2000, the assumed conversion of the zero coupon notes due 2009 and approximately 59.8 million stock options with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

In the computation of diluted earnings per common share for the six-month period ended July 1, 2000, approximately 56.5 million stock options with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.



Balance Sheet Information

Inventories, net of reserves, consist of the following (in millions):

                                                July 1,     Dec. 31,
                                                  2000        1999
Finished goods                                  $ 1,669     $ 1,199
Work-in-process and production materials          3,777       2,508
                                                $ 5,446     $ 3,707

Investments include available for sale securities at fair value and investments under the cost and equity methods of accounting. The following table displays the Company's available for sale securities (in millions):



                                At                          At
                            July 1, 2000                Dec. 31, 1999
                      Fair    Cost    Unrealized|  Fair    Cost  Unrealized
                      Value  Basis      Gain    | Value    Basis    Gain
Nextel Communica                                |
   tions, Inc.      $ 6,223  $  807    $5,416   | $5,170  $  807   $4,363
Broadcom Corporation  1,887      22     1,865   |     22      22        -
Other securities      1,954     601     1,353   |  2,416     457    1,959
   Totals           $10,064  $1,430    $8,634   | $7,608  $1,286   $6,322

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the carrying value of available for sale securities to be adjusted to fair value. As such, the Company recorded an increase to investments, deferred income taxes and stockholders' equity of $2.3 billion, $808 million and $1.5 billion, respectively, as of July 1, 2000; and an increase to investments, deferred income taxes and stockholders' equity of $5.5 billion, $2.2 billion and $3.3 billion, respectively, as of December 31, 1999.

At December 31, 1999, the Company's investment in Broadcom Corporation carried certain restrictions related to the sale of the securities. Such restrictions did not lapse until April 2000. Accordingly, at December 31, 1999, the Company carried this investment at its cost of $22 million and did not record a fair value adjustment at that time.


Stockholders' Equity Information


Comprehensive Earnings

Comprehensive earnings for the three-month periods ended July 1, 2000 and July 3, 1999 were $253 million and $763 million, respectively, and exclude reclassification adjustments, net of tax, of $18 million and $7 million, respectively, related to the sale of securities. Comprehensive earnings for the six-month periods ended July 1, 2000 and July 3, 1999 were $2.0 billion and $1.5 billion, respectively, and exclude reclassification adjustments, net of tax, of $46 million and $52 million, respectively, related to the sale of securities.


Cash Flow Information

Cash paid for interest during the first six months of 2000 and 1999 was $206 million and $85 million, respectively. Cash paid for income taxes during the first six months of 2000 and 1999 was $60 million and $97 million, respectively.


3.  Reorganization of Businesses - 1997 Programs

During 1997, the Company recorded restructuring charges of $327 million resulting from decisions to exit three unprofitable businesses that no longer had long-term strategic value to the Company. As of December 31, 1999, the business exits from the dynamic random access memory market and from the retail analog modem business had been completed. For the exit from the MacOS (Registered)-compatible computer systems business, $2 million was utilized during the first six months of 2000 for contractual and warranty payments. The remaining $11 million accrual as of July 1, 2000, relates to contractual commitments and warranty liability and may extend past the 2000 year end.


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

Summarized below are the Company's segment sales and operating profit
(loss) before taxes by new reportable segment for the three months ended July 1, 2000, and July 3, 1999.

                                        Three Months Ended
                                       July 1,          July 3,      %
                                        2000             1999     Change
Segment Sales:
Personal Communications Segment       $3,332            $2,788        20
Network Systems Segment                1,957             1,587        23
Commercial, Govt. and Industrial
  Systems Segment                      1,137               955        19
Broadband Communications Segment         768               625        23
Semiconductor Products Segment         2,000             1,979         1
Integrated Electronic Systems Segment    678               604        12
Other Products Segment                   245               182        35
Adjustments & Eliminations              (862)             (690)       25
  Segment Totals                      $9,255            $8,030        15


                                                 % Of                % Of
                                                 Sales               Sales
Segment Operating Profit
(Loss) Before Taxes:
Personal Communications Segment      $  132        4    $  125          4
Network Systems Segment                 258       13       169         11
Commercial, Govt. and Industrial
  Systems Segment                       108        9        94         10
Broadband Communications Segment        124       16       103         16
Semiconductor Products Segment          (55)      (3)       80          4
Integrated Electronic Systems Segment    38        6        42          7
Other Products Segment                 (169)     (69)     (239)      (131)
Adjustments & Eliminations                3       --         1         --
Segment Totals                          439        5       375          5
General Corporate                       (19)                (3)
Earnings Before Income Taxes         $  420        5    $  372          5


Summarized below are the Company's segment sales and operating profit
(loss) before taxes by new reportable segment for the six months ended July 1, 2000, and July 3, 1999:

                                          Six Months Ended
                                       July 1,          July 3,        %
                                        2000             1999       Change
Segment Sales:
Personal Communications Segment       $6,568            $5,390        22
Network Systems Segment                3,766             3,210        17
Commercial, Govt. and Industrial
  Systems Segment                      2,135             1,840        16
Broadband Communications Segment       1,446             1,215        19
Semiconductor Products Segment         3,900             3,886        --
Integrated Electronic Systems Segment  1,368             1,195        14
Other Products Segment                   504               393        28
Adjustments & Eliminations            (1,664)           (1,363)       22
  Segment Totals                     $18,023           $15,766        14


                                                 % Of                % Of
                                                 Sales               Sales
Segment Operating Profit
(Loss) Before Taxes:
Personal Communications Segment      $  244        4    $  208          4
Network Systems Segment                 538       14       362         11
Commercial, Govt. and Industrial
  Systems Segment                       198        9       146          8
Broadband Communications Segment        215       15       154         13
Semiconductor Products Segment           68        2       127          3
Integrated Electronic Systems Segment   117        9        77          6
Other Products Segment                 (207)     (41)     (400)      (102)
Adjustments & Eliminations                1       --        (7)        --
Segment Totals                        1,174        7       667          4
General Corporate                      (114)                (6)
Earnings Before Income Taxes         $1,060        6   $   661          4


5.  Commitments and Contingencies


Iridium Program

At July 1, 2000, the Company owned, directly and indirectly, approximately 18% of the equity interests in Iridium LLC and its operating subsidiaries (Iridium LLC and its operating subsidiaries are collectively referred to as "Iridium") and a significant portion of a series of Iridium bonds. Since August 1999, Iridium has operated as debtors-in-possession under Chapter 11 of the U.S. Federal Bankruptcy Code. On March 17, 2000, Iridium began the process of winding down and liquidating its operations because no qualified bid to purchase the Iridium satellites was timely received. At the same time, the Company began the process of finalizing a plan for the decommissioning of the Iridium constellation and continued with the process of shutting down its Iridium-related operations.

As part of the liquidation process, Iridium has been authorized by the New York bankruptcy court to implement a letter of intent with a potential purchaser of its assets and to adopt a procedure to solicit and evaluate other bids for its assets. In connection with this process, Iridium has filed a motion requesting the bankruptcy court to stay the provisions of an earlier order authorizing Motorola to implement the decommissioning of the Iridium satellites. A hearing has been scheduled for July 31, 2000 for the bankruptcy court to hear this motion.

At December 31, 1999 the Company had $1.8 billion of reserves related to the Iridium program. There were no charges recorded in the second quarter of 2000 related to the Iridium program. During the second quarter of 1999, the Company recorded $162 million of charges related to the Iridium program. Included in this charge was a $126 million special charge to write down the value of its Iridium bonds and $36 million of other charges to reserve for assets at risk and other potential contractual obligations.

The following table displays a rollforward by category from December 31, 1999 to July 1, 2000, of the remaining accrual balances:

                                             Q1 2000  Q2 2000
                               Accruals at   Amounts  Amounts  Accruals at
                              Dec. 31, 1999   Used      Used   Jul. 1, 2000

Accounts Receivable               $   661    $  (661)  $   -      $    -

Bank Guarantees and Other         $    50    $     -   $   -      $   50
Commitments

Investments, Contractual          $ 1,087    $  (623)  $  (63)    $  401
Commitments and Other
Obligations

Totals                            $ 1,798    $(1,284)  $  (63)    $  451


Through July 1, 2000 the Company utilized $1.3 billion of reserves including $661 million for accounts receivable write-offs and $686 million primarily for inventory and other asset write-offs. The total amount used through July 1, 2000 of $1.3 billion reflects approximately $112 million in cash payments and $1.2 billion in write-offs. The cash payments were primarily for costs associated with the wind-down of Iridium operations and Iridium gateway debt guarantees. Of the remaining $451 million accrual balance as of July 1, 2000, the Company expects to make approximately $362 million in cash payments and $89 million in write-offs. There were no reserves used in the first or second quarters of 1999.

The reserve related to the Iridium program as of July 1, 2000 was $451 million, of which $322 million was included in accrued liabilities, $54 million was included as a contra asset, in inventories, $50 million was included as a contra asset, in property, plant and equipment, and $25 million was included as a contra asset, in other assets. The development and commercialization reserve as of December 31, 1999 was $1.8 billion, of which $869 million was included in accrued liabilities, $734 million was included as a contra asset, in inventories, $79 million was included as a contra asset, in property, plant and equipment, $72 million was included as a contra asset, in other assets, $39 million was included in other liabilities, $4 million was included in accounts payable, and $1 million was included as a contra asset, in accounts receivable, in the condensed consolidated balance sheets. These reserves are believed by management to be sufficient to cover the Company's Iridium exposures. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium project.

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

The Company had agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Iridium debt for Iridium's use, subject to certain conditions. Iridium requested Motorola to provide this guarantee during the third quarter of 1999, however, Motorola believes it was not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under the Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Iridium failed to have the Company provide such guarantee as required, and that the Company was obligated to provide them with this $300 million guarantee. The Company believes that it was not obligated to do so. Iridium has also stated that it believed it was not obligated to have the Company provide this $300 million guarantee to these lenders. On June 9, 2000, the Chase Manhattan Bank, the agent under the Secured Credit Agreement, filed a complaint in the Supreme Court of the State of New York, New York County, demanding that Motorola pay this $300 million to Chase plus interest and legal fees. The lenders under the Secured Credit Agreement have also demanded that the investors in Iridium comply with their capital call requirements. In the Company's case, this could require an additional equity investment of $50 million. On June 9, 2000, the Chase Manhattan Bank also filed a complaint in the U.S. District Court in the District of Delaware demanding that Motorola and other investors in Iridium LLC pay their capital call requirements, plus interest and legal fees.

Creditors and other stakeholders in Iridium may seek to bring various other claims against the Company, with respect to payments previously made by Iridium to the Company, and otherwise. As described in "Legal
Proceedings," a number of purported class action lawsuits alleging securities law violations have been filed naming Iridium, certain current and former officers of Iridium, other entities and the Company as defendants.

Other

At July 1, 2000, the Company's commitment to Nextel Communications, Inc. for equipment financing aggregated $457 million, of which $365 million had been utilized.

At July 1, 2000, the Company's commitment for off-balance sheet third-party financial guarantees aggregated $772 million, of which $583 million had been utilized.

The Company's aggregate commitment amounts represent the maximum available and may not be completely utilized.

6.  Acquisitions and Disposition of Businesses

The following table summarizes the major acquisitions, involving acquired in-process research and development charges, and the business disposition that the Company made during the first and second quarters of 2000:

                                                                In-Process
                         Quarter                  Form of      Research and
                        Acquired/    Consider-   Consider-      Development
(in millions)           Disposed       ation       ation          Charge
Acquisitions:
C-Port Corporation          Q2          $430    Common stock       $214
                                                Assumed stock
                                                   options

Clinical Micro Sensors,
  Inc.                      Q2          $280        Cash           $ 80
                                                Assumed stock
                                                   options

WaveMark Technologies, Inc. Q2          $ 30        Cash           $  6

Communication Systems
  Technology, Inc.          Q2          $ 22        Cash           $  6

Intec, Ltd.                 Q1          $ 31        Cash           $  9

Disposition:
Motorola Lighting, Inc.     Q1          $110        Cash     Not Applicable

For the three-month period ended July 1, 2000, the Company recorded a total of approximately $306 million in acquired in-process research and development charges for the acquisitions of C-Port Corporation, Clinical Micro Sensors, Inc., WaveMark Technologies, Inc., and the assets and intellectual property rights of Communication Systems Technology, Inc. For the six-month period ended July 1, 2000, the Company recorded a total of approximately $315 million in acquired in-process research and development charges. These charges were recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings. The Company did not incur any acquired in-process research and development charges during the three-month and six-month periods ended July 3, 1999.

For each acquisition, the in-process research and development will have no alternative future uses if the products are not feasible. Historical pricing, margins and expense levels, where applicable, were used in the valuation of the in-process products. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money.

In addition to the acquired in-process research and development charges, the Company recorded a total of approximately $414 million in goodwill and other intangibles which are to be amortized over periods ranging from 3 to 10 years on a straight-line basis. The goodwill and other intangibles were recorded in other assets in the Company's condensed consolidated balance sheets.

The acquisitions of C-Port Corporation, Clinical Micro Sensors, Inc. and WaveMark Technologies, Inc. were accounted for under the purchase method and accordingly, the results of operations for each acquiree have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma effects of these acquisitions on the Company's financial statements were not significant.

C-Port Corporation
In May 2000, the Company acquired C-Port Corporation (C-Port) in exchange for 8.7 million shares of the Company's common stock which, together with assumed stock options, were valued at approximately $430 million. In connection with this transaction, the Company recorded an acquired in-process research and development charge of $214 million and goodwill and other intangibles of $212 million which are to be amortized over periods ranging from 3 to 10 years on a straight-line basis.

Headquartered in North Andover, MA, C-Port is a start-up company developing programmable digital communication processors for high-speed networks. At the acquisition date, a total of 2 projects were in process. One project was 73% complete, and the other project was 22% complete. The average risk adjusted rates used to value the two projects were 20% and 25%, respectively. Revenues from these in-process products are estimated primarily beginning in the second quarter of 2001, with projected research and development costs to complete of approximately $6 million.

Clinical Micro Sensors, Inc.
In June 2000, the Company acquired Clinical Micro Sensors, Inc. (CMS) for approximately $280 million in cash and assumed stock options. In connection with this transaction, the Company recorded an acquired in-process research and development charge of $80 million and goodwill and other intangibles of $145 million which are to be amortized over periods ranging from 3 to 7 years on a straight-line basis.

CMS is a genomics instrumentation company developing and manufacturing disposable DNA biochips and electronic biochip readers. At the acquisition date, one project, which was 60% complete, was in process. The average risk adjusted rate used to value the project was 30%. Revenues from this in-process product are estimated primarily beginning in the second quarter of 2001, with projected research and development costs to complete of approximately $10 million.


WaveMark Technologies, Inc.
In June 2000, the Company acquired WaveMark Technologies, Inc. (WaveMark) for approximately $30 million in cash. In connection with this transaction, the Company recorded an acquired in-process research and development charge of $6 million and goodwill and other intangibles of $23 million which are to be amortized over periods ranging from 3 to 5 years on a straight-line basis.

WaveMark is a company developing technology for controllers that increase the speed and quality of laser and ink jet printers. Its embedded solution is based on a combination of application-specific integrated circuit chips and printer software. At the acquisition date, three projects were in process and were approximately 50% complete. The average risk adjusted rate used to value these projects was 25%. Revenues from these in-process products are estimated primarily beginning in the third quarter of 2000, with projected research and development costs to complete of approximately $1 million.

Communication Systems Technology, Inc. - Intellectual Property Acquisition In April 2000, the Company purchased the assets and the intellectual property rights of Communication Systems Technology, Inc. (CSTI), a Columbia, Maryland-based communication system provider, for approximately $22 million in cash. In connection with this transaction, the Company recorded an acquired in-process research and development charge of $6 million and goodwill and other intangibles of $14 million which are to be amortized over a period of five years on a straight-line basis.

At the acquisition date, a total of 7 projects were in process and were, on average, approximately 59% complete. These projects were related to the development of telephony-based command and control software and hardware products. The average risk adjusted rates used to value these projects ranged from 16% to 23%. Revenues from these in-process products are estimated beginning in the fourth quarter of 2000, with projected research and development costs-to-complete of less than $1 million.

Intec, Ltd. - Intellectual Property Acquisition
In January 2000, the Company purchased the assets and the intellectual property rights of Intec, Ltd., a Korean-based smartcard system provider, for approximately $31 million in cash. In connection with this transaction, the Company recorded an acquired in-process research and development charge of approximately $9 million and goodwill and other intangibles of approximately $20 million which are to be amortized over a period of five years on a straight-line basis.

At the acquisition date, a total of 6 projects were in process and were approximately 75% complete. These projects were related to the development of multi-application smartcard software and hardware. The average risk adjusted rates used to value the projects was 22%. Revenues from in-process products are estimated primarily beginning in the first quarter of 2001, with projected research and development costs-to-complete of approximately $2 million.

Motorola Lighting, Inc.
In March 2000, the Company completed the sale of Motorola Lighting, Inc.
(MLI) to Osram Sylvania, the North American operation of Osram GmbH of Germany, for approximately $110 million in cash. The sale resulted in a $33 million gain included in selling, general and administrative expenses in the condensed consolidated statements of earnings. Through the date of disposition, MLI's first quarter 2000 results of operations were not significant.

Propel - Pending Transaction
In June 2000, Propel, Inc., a wholly-owned subsidiary of the Company and part of the Network Management business, filed a registration statement with the Securities & Exchange Commission (SEC) for the initial public offering (IPO) of up to 20% of its common stock. The process for the IPO is expected to take several months to complete and requires SEC approval.

Propel is an international provider of wireless communication services. It develops, operates and owns interests in wireless communications businesses in targeted markets throughout the world. Its operating companies currently offer wireless services in Mexico, Israel, Hong Kong, Egypt, Argentina, Brazil, Lithuania, Jordan, Chile, the Dominican Republic, Pakistan, Uruguay and Azerbaijan.

7. Trust Originated Preferred Securities (SM)

In February 1999, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company (the "Trust"), sold Trust Originated Preferred Securities (SM) ("TOPrS") to the public at an aggregate offering price of $500 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 ("Subordinated Debentures") from the Company with the same payment terms as the TOPrS. The sole assets of the Trust are the Subordinated Debentures. The TOPrS are shown as "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures" in the Company's consolidated financial statements.

The Company's obligations relating to the TOPrS include obligations to make payments on the Subordinated Debentures and obligations under the related Indenture, Trust Guarantee and Declaration of Trust. Taken together, these obligations represent a full and unconditional guarantee of amounts due under the TOPrS.

(SM) "Trust Originated Preferred Securities" and "TOPrS" are service marks of Merrill Lynch & Co., Inc.



                      Motorola, Inc. and Subsidiaries
                    Management's Discussion and Analysis
              of Financial Condition and Results of Operations

On January 5, 2000, Motorola, Inc. ("Motorola") completed its previously announced merger with General Instrument Corporation ("General Instrument") by exchanging 301 million shares (reflecting adjustment for the 3-for-1 common stock split described below) of its common stock for all of the common stock of General Instrument. Each share of General Instrument was exchanged for 1.725 shares (reflecting adjustment for the 3-for-1 common stock split described below) of Motorola's common stock. Motorola has accounted for the merger as a pooling-of-interests and accordingly, all prior period consolidated financial statements of Motorola have been restated to include the results of operations, financial position and cash flows of General Instrument. From this point onward, all references to Motorola, Inc. or the Company reflect the pooling-of-interests.

On February 29, 2000, the Company's Board of Directors declared a 3-for-1 common stock split in the form of a 200% stock dividend, contingent upon stockholder approval of an increase in the authorized shares of the Company's common stock from 1.4 billion to 4.2 billion. At their Annual Meeting on May 1, 2000, the Company's stockholders approved this increase in authorized shares of common stock. Accordingly, on June 1, 2000, the Company distributed 1.4 billion common shares to common stockholders of record on May 15, 2000 in the form of a stock dividend. The par value of the common stock remained at $3 per share. All historical information has been restated to reflect the stock split.

This commentary should be read in conjunction with the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 1999, as supplemented by Form 8-K/As filed on March 24, 2000 and on June 2, 2000.

The order information as of any particular date may not be an accurate indicator of future results as orders are subject to revision or cancellation to reflect changes in customer needs.



Results of Operations:

Motorola, Inc.
Three Months Ended                       July 1,  % of      July 3,   % of
(in millions except per share amounts)    2000    Sales      1999     Sales

Net sales                               $ 9,255             $ 8,030
  Percent change from prior year             15%

Costs and expenses
  Manufacturing and other costs of sales  5,508    60%        4,730    59%
  Selling, general and administrative
    expenses                              1,598    17%        1,460    18%
  Research and development expenditures   1,107    12%          842    10%
  Depreciation expense                      568     6%          579     7%
  Interest expense, net                      54     1%           47     1%
Total costs and expenses                  8,835               7,658
Earnings before income taxes                420     5%          372     5%
Income tax provision                        216                 117
Net earnings                            $   204     2%      $   255     3%

Diluted earnings per common share       $  0.09             $  0.12


Sales were $9.3 billion in the second quarter of 2000, up 15 percent from $8.0 billion a year earlier. Sales growth was attributed primarily to an increase in sales from the digital wireless telephone business resulting from strong market acceptance and demand for the Company's new digital products, an increase in sales of terrestrial infrastructure equipment and an increase in sales of internet protocol network and digital network systems.

Second-quarter 2000 earnings were $204 million, or 9 cents per share, compared with second-quarter 1999 earnings of $255 million, or 12 cents per share. Net margin on sales was 2 percent in the second quarter of 2000 compared with 3 percent a year earlier. This decrease in earnings is primarily attributable to an increase in special items versus the year earlier quarter. The increase in special items is primarily from acquired in-process research and development charges relating to acquisitions completed during the quarter. These charges were principally incurred by the semiconductor business.

Manufacturing margin in the second quarter of 2000 decreased to 40 percent from 41 percent a year ago.

Selling, general and administrative expenses decreased to 17 percent of sales compared to 18 percent a year earlier.

Research and development expenditures increased 31 percent to $1.1 billion, or 12 percent of sales, in the second quarter of 2000 compared to $842 million, or 10 percent of sales, a year earlier. Over the past three years, the Company has been increasing the percentage of its sales that is spent on research and development. The Company continues to believe that a strong commitment to research and development is required to drive long-term growth. Research and development spending in 2000 is expected to continue to increase at a rate higher than the rate of sales growth.

Depreciation expense in the second quarter of 2000 as a percentage of sales decreased to 6 percent from 7 percent a year earlier. This decline was attributable to the increase in sales, while depreciation expense remained fairly constant. Depreciation expense for 2000 is expected to increase, but at a rate below the expected rate of sales growth.

Interest expense increased versus a year ago to $54 million from $47 million due to increased commercial paper and short-term borrowings. Interest expense for the full year of 2000 is expected to increase at a rate greater than the expected rate of sales growth.

The tax rate for the second quarter 2000 increased to 51 percent from 31 percent a year earlier. The increased tax rate reflects the impact of significant non-deductible charges for acquired in-process research and development (IPR&D) from acquisitions completed during the second quarter. Excluding the impact of significant non-deductible charges for IPR&D, the Company's effective income tax rate for the second quarter of 2000 was 30 percent. There were no significant non-deductible charges in the second quarter of 1999. The Company currently expects the annual tax rate for 2000, excluding the impact of significant non-deductible charges, from both prior and potential future acquisitions, to be 30 percent. This estimate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions.


Motorola, Inc.
Six Months Ended                         July 1,  % of      July 3,   % of
(in millions except per share amounts)    2000    Sales      1999     Sales

Net sales                               $ 18,023           $ 15,766
  Percent change from prior year              14%

Costs and expenses
  Manufacturing and other costs of sales 10,708    59%        9,331    59%
  Selling, general and administrative
    expenses                              2,906    16%        2,931    19%
  Research and development expenditures   2,122    12%        1,615    10%
  Depreciation expense                    1,126     6%        1,143     7%
  Interest expense, net                     101     1%           85     1%
Total costs and expenses                 16,963              15,105
Earnings before income taxes              1,060     6%          661     4%
Income tax provision                        408                 207
Net earnings                            $   652     4%      $   454     3%

Diluted earnings per common share       $  0.29             $  0.21

Sales were $18.0 billion in the first half of 2000, up 14 percent from $15.8 billion a year earlier. Sales growth was attributed primarily to an increase in sales from the digital wireless phone business resulting from strong market acceptance and demand for the Company's new digital products, an increase in sales of terrestrial infrastructure equipment, and an increase in sales of internet protocol network and digital network systems.

Earnings for the first half of 2000 were $652 million, or 29 cents per share, compared with earnings for the first half of 1999 of $454 million, or 21 cents per share. Net margin on sales was 4 percent in the first half of 2000 compared with 3 percent for the first half of 1999. The increase in earnings for the first half of 2000 compared to the first half of 1999 was attributed to: (i) increased sales, (ii) higher manufacturing margins in the semiconductor business, (iii) higher operating margins in the network systems and broadband communications businesses, and (iv) lower selling, general and administrative expenses. These improvements were partially offset by an increase in research and development expenditures, an increase in special items, and an increase in the effective tax rate. The main businesses contributing to this improvement in earnings were network systems and broadband communications.

Manufacturing margin for the first half of 2000 remained constant at 41 percent compared to the first half of 1999.

Selling, general and administrative expenses decreased to 16 percent of sales compared to 19 percent a year earlier. This decline was primarily attributable to higher sales.

Research and development expenditures increased 31 percent to $2.1 billion, or 12 percent of sales, in the first half of 2000 compared to $1.6 billion, or 10 percent of sales, a year earlier.

Depreciation expense in the first half of 2000 as a percentage of sales decreased to 6 percent from 7 percent a year earlier. This decline was attributable to the increase in sales, while depreciation expense remained fairly constant.

Interest expense increased in the first half of 2000 versus a year ago to $101 million from $85 million due to increased commercial paper and short-term borrowings.

The tax rate for the six months ended July 1, 2000 increased to 38 percent from 31 percent for the six months ended July 3, 1999. The increased tax rate reflects the impact of significant non-deductible charges for acquired in-process research and development (IPR&D) from acquisitions completed during the second quarter. Excluding the impact of significant non-deductible charges for IPR&D, the Company's effective income tax rate for the first half of 2000 was 30 percent. There were no significant non-deductible charges in the first half of 1999.


Results of Operations Excluding Net Special Items

Motorola, Inc.
Three Months Ended                       July 1,  % of      July 3,   % of
(in millions except per share amounts)    2000    Sales      1999     Sales

Net sales                               $ 9,255             $ 8,030
  Percent change from prior year             15%

Costs and expenses
  Manufacturing and other costs of sales  5,508    60%        4,736    59%
  Selling, general and administrative
    expenses                              1,282    14%        1,373    17%
  Research and development expenditures   1,107    12%          842    10%
  Depreciation expense                      568     6%          579     7%
  Interest expense, net                      54     1%           47     1%
Total costs and expenses                  8,519               7,577
Earnings before income taxes                736     8%          453     6%
Income tax provision                        221                 142
Net earnings                            $   515     6%      $   311     4%

Diluted earnings per common share       $  0.23             $  0.15


Excluding net special items, second-quarter 2000 earnings were $515 million, or 23 cents per share, compared with second-quarter 1999 earnings of $311 million, or 15 cents per share.

Excluding net special items, net margin on sales was 6 percent for the second quarter of 2000 compared with 4 percent for the second quarter of 1999.

In the second quarter of 2000, the Company recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings a net special charge of $316 million pre-tax, or 14 cents per share after tax. Included in this net special charge were the following items (in millions):

Merger and integration costs related
  to the General Instrument merger      $   5
Acquired in-process research and
  development write-offs                  306
Plant consolidation costs                  24
Gains from the sales of investments      ( 19)
Net special charge                      $ 316

In the second quarter of 1999, the Company recorded a net special charge of $81 million pre-tax, or 3 cents per share after-tax. Included in this net special charge were the following items (in millions):

Iridium-related charge                   $ 126
Other gains                               (  6)
Gains from the sales of investments
  and businesses                          ( 39)
Net special charge                       $  81

Of the $81 million net special charge, an $87 million charge was included in selling, general and administrative expenses, and a $6 million gain was included in manufacturing and other costs of sales in the condensed consolidated statements of earnings.

Motorola, Inc.
Six Months Ended                         July 1,  % of      July 3,   % of
(in millions except per share amounts)    2000    Sales      1999     Sales

Net sales                               $18,023             $15,766
  Percent change from prior year             14%

Costs and expenses
  Manufacturing and other costs of sales 10,708    59%        9,329    59%
  Selling, general and administrative
    expenses                              2,588    14%        2,832    18%
  Research and development expenditures   2,122    12%        1,615    10%
  Depreciation expense                    1,126     6%        1,143     7%
  Interest expense, net                     101     1%           85     1%
Total costs and expenses                 16,645              15,004
Earnings before income taxes              1,378     8%          762     5%
Income tax provision                        414                 238
Net earnings                            $   964     5%      $   524     3%

Diluted earnings per common share       $  0.43             $  0.24


Excluding net special items, earnings for the six months ended July 1, 2000 were $964 million, or 43 cents per share, compared with earnings for the six months ended July 3, 1999 of $524 million, or 24 cents per share.

Excluding net special items, net margin on sales was 5 percent for the first half of 2000 compared with 3 percent for the first half of 1999.

For the six months ended July 1, 2000, the Company recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings a net special charge of $318 million pre-tax, or 14 cents per share after tax. Included in this net special charge were the following items (in millions):

Merger and integration costs related
  to the General Instrument merger      $ 105
Acquired in-process research and
  development write-offs                  315
Other gains                              (  6)
Plant consolidation costs                  24
Gains from the sales of investments
  and a business                         (120)
Net special charge                      $ 318

For the six months ended July 3, 1999, the Company recorded a net special charge of $101 million pre-tax, or 3 cents per share after tax. Included in this net special charge were the following items (in millions):

Iridium-related charges                  $ 248
Other charges                                9
Gains from the sales of investments
  and businesses                          (156)
Net special charge                       $ 101

Of the $101 million net special charge, a $99 million charge was included in selling, general and administrative expenses, and a $2 million charge was included in manufacturing and other costs of sales in the condensed consolidated statements of earnings.

Results of Operations for Ongoing Businesses Excluding Net Special Items

Motorola, Inc.
Three Months Ended                       July 1,  % of      July 3,   % of
(in millions except per share amounts)    2000    Sales      1999     Sales

Net sales                               $ 9,255             $ 7,595
  Percent change from prior year             22%

Costs and expenses
  Manufacturing and other costs of sales  5,508    60%        4,430    58%
  Selling, general and administrative
    expenses                              1,282    14%        1,317    17%
  Research and development expenditures   1,107    12%          831    11%
  Depreciation expense                      568     6%          579     8%
  Interest expense, net                      54     1%           45     1%
Total costs and expenses                  8,519               7,202
Earnings before income taxes                736     8%          393     5%
Income tax provision                        221                 124
Net earnings                            $   515     6%      $   269     4%

Diluted earnings per common share       $  0.23             $  0.13


In March of 2000, the Company completed the sale of Motorola Lighting, Inc. to Osram Sylvania, the North American operation of Osram GmbH of Germany. In 1999, the Company sold several businesses, of which the sale of the Semiconductor Components Group was the largest transaction. Sales were $9.3 billion in the second quarter of 2000. For ongoing businesses, this is an increase of 22 percent from $7.6 billion a year earlier. Excluding special items, earnings from ongoing businesses in the second quarter of 2000 were $515 million, or 23 cents per share, compared with second-quarter 1999 earnings of $269 million, or 13 cents per share.

Excluding the results of these businesses and net special items, net margin on sales was 6 percent in the second quarter of 2000 compared with 4 percent a year earlier.

Motorola, Inc.
Six Months Ended                         July 1,  % of      July 3,   % of
(in millions except per share amounts)    2000    Sales      1999     Sales

Net sales                               $18,007             $14,905
  Percent change from prior year             21%

Costs and expenses
  Manufacturing and other costs of sales 10,693    59%        8,719    58%
  Selling, general and administrative
    expenses                              2,588    14%        2,710    18%
  Research and development expenditures   2,122    12%        1,595    11%
  Depreciation expense                    1,126     6%        1,140     8%
  Interest expense, net                     101     1%           81     1%
Total costs and expenses                 16,630              14,245
Earnings before income taxes              1,377     8%          660     4%
Income tax provision                        414                 207
Net earnings                            $   963     5%      $   453     3%

Diluted earnings per common share       $  0.43             $  0.21


Excluding the results of businesses sold after the second quarter of 1999 and net special items, sales for the six months ended July 1, 2000 were $18.0 billion, up 21 percent from $14.9 billion a year earlier. Earnings for the first half of the year were $963 million, or 43 cents per share, compared with $453 million, or 21 cents a share, for the first half of 1999.

Excluding the results of these businesses and net special items, net margin on sales was 5 percent for the six months ended July 1, 2000 compared with 3 percent for the six months ended July 3, 1999.

1997 Restructuring Program

During 1997, the Company recorded restructuring charges of $327 million resulting from decisions to exit three unprofitable businesses that no longer had long-term strategic value to the Company. As of December 31, 1999, the business exits from the dynamic random access memory market and from the retail analog modem business had been completed. For the exit from the MacOS (Registered)-compatible computer systems business, $2 million was utilized during the first six months of 2000 for contractual and warranty payments. The remaining $11 million accrual as of July 1, 2000, relates to contractual commitments and warranty liability and may extend past the 2000 year end.

Segment Information

Results of the Company's major operations, which include the effect of the sales of various businesses and net special items, for the second quarter of 2000 compared with the second quarter of 1999 are as follows:


Personal Communications Segment

                           Three Months Ended
                           July 1,     July 3,       %
(in millions)               2000        1999      Change
Orders                     $3,139     $3,151        --%
Segment sales              $3,332     $2,788        20%
Operating profit before tax  $132       $125         6%

Net special items:
  income(expense)            $ --       $ --

Operating profit excluding
  net special items          $ 132       $125        6%

Segment sales rose 20 percent to $3.3 billion, and orders declined less than 1 percent to $3.1 billion. Operating profits increased to $132 million from $125 million in the year earlier quarter primarily due to an increase in sales of digital wireless telephones.

The segment's results were not impacted by net special items or sold businesses. Therefore, sales, orders and operating profits were unchanged from the data shown in the table above.

In the wireless telephone business, which includes iDEN (Registered) phones, sales increased 25 percent, orders were unchanged, and operating profits were higher although operating margin declined versus the year ago quarter. Sales were up significantly in the Americas and Asia and flat in Europe. Orders were up significantly in the Americas, up in Asia and down significantly in Europe. Order growth in Europe was negatively impacted by the Company's decision to more selectively pursue orders for lower-tier wireless telephones and, in particular, to de-emphasize older, less profitable models that are being discontinued. Digital wireless telephone sales represented 97 percent of phone sales in the quarter.

Digital phone unit sales increased by approximately 70 percent in the second quarter versus a year ago. Versus the year ago quarter, unit sales for (i) Global System for Mobile (GSM) products increased by almost 65 percent; (ii) Code Division Multiple Access (CDMA) products increased approximately 30 percent; (iii) Time Division Multiple Access (TDMA) products increased by almost 200 percent; and (iv) iDEN (Registered) phones increased approximately 100 percent. Analog wireless telephone unit sales decreased approximately 70 percent from a year ago. Including the very significant decline in analog wireless telephone unit sales, total unit sales of wireless telephones increased by approximately 40 percent from a year ago.

The overall selling price for digital phones declined between 10-15 percent versus a year ago. The overall average selling price for analog phones declined about 10 percent in the second quarter versus a year ago. Average selling prices can be subject to changes in product mix and regional mix.

Sales and orders for paging products were lower than a year ago due to fewer unit sales. Sales and orders declined significantly in all regions.


Network Systems Segment

                           Three Months Ended
                           July 1,     July 3,       %
(in millions)               2000        1999      Change
Orders                     $2,130     $1,551        37%
Segment sales              $1,957     $1,587        23%
Operating profit before tax  $258       $169        53%

Net special items:
  income(expense)            $  2       $ --

Operating profit excluding
  net special items          $256       $169         51%

Segment sales rose 23 percent to $2.0 billion, and orders increased 37 percent to $2.1 billion. Operating profits increased to $258 million from $169 million in the year earlier quarter due to a continuing increase in sales of terrestrial infrastructure equipment. Included in operating profits for the three months ended July 1, 2000 is a $2 million gain from the sale of investments. This special item is reflected in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits increased 51 percent to $256 million, compared to $169 million a year ago due primarily to the increase in terrestrial infrastructure equipment sales.

The segment's results were not impacted by sold businesses. Therefore, for ongoing businesses, sales, orders and operating profits excluding net special items were unchanged from the data shown in the table above.

Excluding the sales of satellite communications equipment from the second quarter of 1999, segment sales would have increased 36 percent. By region, sales were up very significantly in the Americas, up significantly in Europe and Asia, and up in Japan. Orders were up very significantly in Asia and Japan, and up in Europe and the Americas. Sales of iDEN (Registered) infrastructure equipment were up very significantly versus a year ago. Sales of GSM and CDMA infrastructure equipment increased significantly. PDC sales in Japan were significantly higher, while analog sales were almost zero.

The Company's contract with Teledesic LLC for design and construction of a satellite communications network continues to be contingent upon Teledesic's approval following a technical review period. This technical review period was originally scheduled to end on September 11, 1999, but Teledesic has extended the period several times. Since approval of the contract is in the sole discretion of Teledesic, there can be no assurances that Teledesic will provide this approval. The technical review period is currently scheduled to expire on September 5, 2000. Teledesic has indicated in its public filings that it is probable that it will not extend this period and that it will exercise its right to terminate the agreement.

Commercial, Government and Industrial Systems Segment

                             Three Months Ended
                            July 1,     July 3,       %
(in millions)                 2000        1999      Change
Orders                       $1,221     $1,182        3 %
Segment sales                $1,137     $  955       19 %
Operating profit before tax  $  108     $   94       15 %

Net special items:
  income(expense)            $ (6)      $ --

Operating profit excluding
  net special items          $  114     $   94        21 %

Segment sales rose 19 percent to $1.1 billion, and orders increased 3 percent to $1.2 billion. Operating profits increased to $108 million from $94 million in the year earlier quarter primarily due to higher two-way radio equipment sales in all geographic regions. Included in operating profits for the three months ended July 1, 2000 is a special item consisting of a $6 million acquired in-process research and development charge related to the acquisition of Communication Systems Technology, Inc.'s assets and intellectual property rights. This special item is included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits rose to $114 million, compared to $94 million a year ago primarily due to the increase in sales.

For ongoing businesses, sales rose 22 percent to $1.1 billion from $934 million, and orders increased 5 percent to $1.2 billion. Operating profits for ongoing businesses excluding net special items rose to $114 million compared to $91 million a year ago.

Two-way radio equipment sales were higher in all regions, with very significant growth in Europe. Orders were higher in all regions, with significant growth in Asia.

The Company purchased the assets and intellectual property rights of Communication Systems Technology, Inc., a Columbia, Maryland-based communication system provider, in April 2000.

Broadband Communications Segment

                              Three Months Ended
                             July 1,      July 3,       %
(in millions)                  2000        1999      Change
Orders                        $  900     $  701        28%
Segment sales                 $  768     $  625        23%
Operating profit before tax   $  124     $  103        20%

Net special items:
  income(expense)             $   (5)    $   25      (120)%

Operating profit excluding
  net special items           $  129     $   78        65%

Segment sales rose 23 percent to $768 million, and orders increased 28 percent to $900 million. Operating profits increased to $124 million from $103 million in the year earlier quarter due to increases in sales, primarily in IP (Internet Protocol) Network Systems and Digital Network Systems businesses, and from benefits resulting from the synergies achieved through the merger with General Instrument. Included in operating profits for the three months ended July 1, 2000, is a special charge of $5 million relating to merger integration costs from the General Instrument merger. Included in operating profits for the three months ended July 3, 1999 are net special items of $25 million. This gain resulted primarily from the sale of investments. These special items are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits rose 65 percent to $129 million, compared to $78 million a year ago primarily due to the increase in sales and the benefits described above.

The segment's results were not impacted by sold businesses. Therefore, for ongoing businesses, sales, orders and operating profits excluding net special items were unchanged from the data shown in the table above.

Sales were up very significantly in the IP Network Systems business. They were up significantly in the Digital Network Systems business, higher in the Transmission Network Systems and the Satellite Broadcast Network Systems businesses and were significantly lower in the Analog Network Systems business.

Orders were up very significantly in the IP Network Systems business. They were up significantly in the Digital Network Systems and Satellite Broadcast Network Systems businesses, and lower in both the Transmission Network Systems and the Analog Network Systems businesses.

By region, North America accounted for approximately 80 percent of the segment's total sales and orders. However, order growth in international markets grew at a higher rate compared to North American order growth.

Semiconductor Products Segment

                              Three Months Ended
                             July 1,     July 3,       %
(in millions)                  2000        1999      Change
Orders                        $2,155     $2,086          3 %
Segment sales                 $2,000     $1,979          1 %
Operating profits(loss)
  before tax                  $  (55)    $   80       (169)%

Net special items:
  income(expense)             $ (221)    $   --

Operating profit excluding
  net special items           $  166     $   80        108%

Segment sales increased 1 percent to $2.0 billion, and orders increased 3 percent to $2.2 billion. Operating results decreased to a loss of $55 million from profits of $80 million in the year earlier quarter.
The decrease in operating results was entirely due to net special charges of $221 million included in the operating loss for the three months ended July 1, 2000. This net special charge is comprised of $220 million in acquired in-process research and development charges related to the acquisitions of C-Port Corporation and WaveMark Technologies, Inc., a $17 million gain from the sale of investments, and an $18 million charge for plant consolidation costs. The net special items are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits rose 108 percent to $166 million compared to $80 million a year ago primarily due to an increase in operating margin resulting from the impact of restructuring programs undertaken over the past few years, including the exit of low growth or unprofitable businesses, the consolidation of manufacturing facilities and the reduction of employees. These restructuring programs included the strategic decision to focus the business on high-growth end markets and to emphasize systems-on-chip solutions, providing opportunities to reap the benefits of higher gross margins from value-added hardware, software and services.

For ongoing businesses, sales rose 27 percent to $2.0 billion from $1.6 billion, and orders increased 31 percent to $2.2 billion. Operating profits for ongoing businesses excluding net special items increased to $166 million from $24 million in the year earlier quarter. The increase in profits for ongoing businesses excluding net special items is primarily the result of the factors discussed above and an increase in sales driven partially by the growth of worldwide semiconductor demand.

By region, orders were up significantly in Asia-Pacific and higher in Europe, the Americas and Japan. Orders, which increased in all end markets, were up significantly in networking and computing, wireless, and imaging and entertainment, and higher for standard embedded solutions and transportation.

The Company completed its acquisitions of C-Port Corporation, a developer of high-end programmable network processors for optical networks and high-speed Internet switching and routing, and WaveMark Technologies, Inc., a systems provider in imaging markets for web-enabled printing.

Integrated Electronic Systems Segment

                              Three Months Ended
                             July 1,     July 3,       %
(in millions)                  2000        1999      Change
Orders                        $  704     $  630        12 %
Segment sales                 $  678     $  604        12 %
Operating profit before tax   $   38     $   42       (10)%

Net special items:
  income(expense)             $   (6)    $   --

Operating profit excluding
  net special items           $   44     $   42         5 %

Segment sales rose 12 percent to $678 million, and orders increased 12 percent to $704 million. Operating profits decreased to $38 million from $42 million in the year earlier quarter primarily due to a special charge of $6 million resulting from plant consolidation costs. This special item is included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits rose to $44 million, compared to $42 million a year ago due to very significantly higher telematics communications sales and significantly higher sales in the computer business. However, these increases were partially offset by flat sales in energy systems, lower sales in automotive and industrial electronics, and increased research and development expenses within the telematics business.

For ongoing businesses, sales increased 19 percent to $678 million compared to $571 million in the year earlier quarter. Orders increased 19 percent to $704 million. Operating profits for ongoing businesses excluding net special items increased 2 percent from $43 million in the year earlier quarter.

Other Products

In the second quarter of 2000, the Company incurred a special charge of $80 million in acquired in-process research and development related to the acquisition of Clinical Micro Sensors, Inc. (CMS). CMS is a genomics instrumentation company developing and manufacturing disposable DNA biochips and electronic biochip readers. In the second quarter of 1999, the Company incurred a special charge of $126 million for Iridium-related reserves. These special items were included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Liquidity and Capital Resources:

Cash and cash equivalents aggregated $3.1 billion as of July 1, 2000, compared to $2.7 billion as of July 3, 1999.

Net cash used by operations was $932 million for the six-month period ended July 1, 2000, as compared to $2.0 billion in cash provided by operations for the six-month period ended July 3, 1999. The net cash used by operations of $932 million was primarily due to an increase in accounts receivable in the Personal Communications and Network Systems segments and an increase in inventory in the Personal Communications Segment.

Net cash used by investing activities was $1.9 billion for the six-month period ended July 1, 2000, as compared to $929 million for the six-month period ended July 3, 1999. The increase in cash used by investing activities for the first half of 2000 compared to the first half of 1999 was primarily due to increased capital expenditures. Capital expenditures for the first half of 2000 aggregated $1.7 billion, as compared to $1.0 billion for the first half of 1999. Of these expenditures, approximately $1.0 billion and $516 million, respectively, were spent in the Semiconductor Products Segment. For 2000, total capital expenditures are expected to be $4.9 billion, of which $2.6 billion is expected to be spent in the Semiconductor Products Segment, compared to $2.9 billion in 1999.

Net cash provided by financing activities was $2.6 billion for the six-month period ended July 1, 2000, as compared to $97 million for the six-month period ended July 3, 1999. The increase in cash from financing activities for the first half of 2000 compared to the first half of 1999 was primarily due to $2.4 billion in proceeds from commercial paper and short-term borrowings to meet the increase in cash needs from operations primarily related to working capital. The Company's ratio of net debt to net debt plus equity was 18.0 percent at July 1, 2000 compared to 8.2 percent at December 31, 1999.

The Company's total domestic and non-U.S. credit facilities aggregated $6.1 billion at July 1, 2000, of which $275 million was used and the remaining $5.8 billion was available to back up outstanding commercial paper which totaled $4.7 billion.

Purchasers of the Company's infrastructure equipment continue to require suppliers to provide long-term financing in connection with equipment purchases. Financing may include all or a portion of the purchase price and working capital. The Company may also assist customers in obtaining financing from banks and other sources.

At July 1, 2000, the Company's commitment to Nextel Communications, Inc. for equipment financing aggregated $457 million, of which $365 million had been utilized.

At July 1, 2000, the Company's commitment for off-balance sheet third-party financial guarantees aggregated $772 million, of which $583 million had been utilized.

The Company's aggregate commitment amounts represent the maximum available and may not be completely utilized.

The Company believes that it can continue to access the capital markets in 2000, if necessary, on acceptable terms and conditions. However, factors outside of the Company's control, such as the liquidity of the capital markets, may affect the Company's ability to access the capital markets on favorable terms.

Return on average invested capital, based on the performance of the four preceding quarters ending with July 1, 2000, was 6.1 percent, compared with
4.2 percent based on the performance of the four preceding quarters ending July 3, 1999. The Company's current ratio, weeks receivable, and inventory turns (using the cost-of-sales calculation method) were 1.35, 8.0, and 4.6, respectively, at July 1, 2000, compared to 1.36, 7.7, and 5.9, respectively, at December 31, 1999.

Iridium Program

At July 1, 2000, the Company owned, directly and indirectly, approximately 18% of the equity interests in Iridium LLC and its operating subsidiaries (Iridium LLC and its operating subsidiaries are collectively referred to as "Iridium") and a significant portion of a series of Iridium bonds. Since August 1999, Iridium has operated as debtors-in-possession under Chapter 11 of the U.S. Federal Bankruptcy Code. On March 17, 2000, Iridium began the process of winding down and liquidating its operations because no qualified bid to purchase the Iridium satellites was timely received. At the same time, the Company began the process of finalizing a plan for the decommissioning of the Iridium constellation and continued with the process of shutting down its Iridium-related operations.

As part of the liquidation process, Iridium has been authorized by the New York bankruptcy court to implement a letter of intent with a potential purchaser of its assets and to adopt a procedure to solicit and evaluate other bids for its assets. In connection with this process, Iridium has filed a motion requesting the bankruptcy court to stay the provisions of an earlier order authorizing Motorola to implement the decommissioning of the Iridium satellites. A hearing has been scheduled for July 31, 2000 for the bankruptcy court to hear this motion.

At December 31, 1999 the Company had $1.8 billion of reserves related to the Iridium program. There were no charges recorded in the second quarter of 2000 related to the Iridium program. During the second quarter of 1999, the Company recorded $162 million of charges related to the Iridium program. Included in this charge was a $126 million special charge to write down the value of its Iridium bonds and $36 million of other charges to reserve for assets at risk and other potential contractual obligations.

The following table displays a rollforward by category from December 31, 1999 to July 1, 2000, of the remaining accrual balances:

                                            Q1 2000   Q2 2000
                              Accruals at   Amounts   Amounts  Accruals at
                             Dec. 31, 1999    Used      Used   July 1, 2000

Accounts Receivable           $   661       $  (661)   $    -     $    -

Bank Guarantees and Other
  Financial Commitments       $    50       $      -   $    -     $   50

Investments, Contractual
  Commitments and Other
  Obligations                 $ 1,087       $  (623)   $  (63)    $  401

Totals                        $ 1,798       $(1,284)   $  (63)    $  451



Through July 1, 2000 the Company utilized $1.3 billion of reserves including $661 million for accounts receivable write-offs and $686 million primarily for inventory and other asset write-offs. The total amount used through July 1, 2000 of $1.3 billion reflects approximately $112 million in cash payments and $1.2 billion in write-offs. The cash payments were primarily for costs associated with the wind-down of Iridium operations and Iridium gateway debt guarantees. Of the remaining $451 million accrual balance as of July 1, 2000, the Company expects to make approximately $362 million in cash payments and $89 million in write-offs. There were no reserves used in the first or second quarters of 1999.

The reserve related to the Iridium program as of July 1, 2000 was $451 million, of which $322 million was included in accrued liabilities, $54 million was included as a contra asset, in inventories, $50 million was included as a contra asset, in property, plant and equipment, and $25 million was included as a contra asset, in other assets. The development and commercialization reserve as of December 31, 1999 was $1.8 billion, of which $869 million was included in accrued liabilities, $734 million was included as a contra asset, in inventories, $79 million was included as a contra asset, in property, plant and equipment, $72 million was included as a contra asset, in other assets, $39 million was included in other liabilities, $4 million was included in accounts payable, and $1 million was included as a contra asset, in accounts receivable, in the condensed consolidated balance sheets. These reserves are believed by management to be sufficient to cover the Company's Iridium exposures. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium project.

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

The Company had agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Iridium debt for Iridium's use, subject to certain conditions. Iridium requested Motorola to provide this guarantee during the third quarter of 1999, however, Motorola believes it was not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under the Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Iridium failed to have the Company provide such guarantee as required, and that the Company was obligated to provide them with this $300 million guarantee. The Company believes that it was not obligated to do so. Iridium has also stated that it believed it was not obligated to have the Company provide this $300 million guarantee to these lenders. On June 9, 2000, the Chase Manhattan Bank, the agent under the Secured Credit Agreement, filed a complaint in the Supreme Court of the State of New York, New York County, demanding that Motorola pay this $300 million to Chase plus interest and legal fees. The lenders under the Secured Credit Agreement have also demanded that the investors in Iridium comply with their capital call requirements. In the Company's case, this could require an additional equity investment of $50 million. On June 9, 2000, the Chase Manhattan Bank also filed a complaint in the U.S. District Court in the District of Delaware demanding that Motorola and other investors in Iridium LLC pay their capital call requirements, plus interest and legal fees.

Creditors and other stakeholders in Iridium may seek to bring various other claims against the Company, with respect to payments previously made by Iridium to the Company, and otherwise. As described in "Legal
Proceedings," a number of purported class action lawsuits alleging securities law violations have been filed naming Iridium, certain current and former officers of Iridium, other entities and the Company as defendants.

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

At July 1, 2000 and July 3, 1999, the Company had net outstanding foreign exchange contracts totaling $4.0 billion and $2.1 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. At July 1, 2000, deferred gains totaled $33.1 million, and deferred losses totaled $4.7 million. At July 3, 1999, deferred gains totaled $3.4 million, and deferred losses totaled $1.2 million. The following table shows, in millions, the five largest net foreign exchange hedge positions as of July 1, 2000 and July 3, 1999:

                        July 1,            July 3,
Buy (Sell)               2000               1999
Japanese Yen           (1,435)              (775)
Euro                     (819)              (590)
Chinese Renminbi         (600)              (180)
British Pound            (601)              (  5)
Malaysia Ringgit          135               (  8)

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

Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138, which the Company is required to adopt in the first quarter of 2001. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. The impact of SFAS 133 on the Company's consolidated financial position, liquidity, and results of operations will depend upon a variety of factors, including future interpretive guidance from the FASB and the extent of the Company's hedging activities. The Company is continuing to take the necessary steps to implement SFAS 133. The Company does not expect the adoption of SFAS 133 to materially affect its consolidated financial position, liquidity, or results of operations.

In December 1999, the Securities & Exchange Commission issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial
Statements" (SAB 101). The guidelines in SAB 101 must be adopted during the fourth quarter of 2000. The Company does not expect the adoption of these guidelines will have a material impact on its consolidated financial position, liquidity or results of operations.

In March 2000, the FASB issued its Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15,1998. The Company does not expect the implementation of these guidelines will have a material impact on its consolidated financial position, liquidity, or results of operations.

Business Risks:

Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about research and development expenditures, depreciation expense, interest expense, tax rate, the future of the Company's relationship with Teledesic LLC, capital expenditures, the need to provide or arrange financing for customers, the Company's ability to access the capital markets on acceptable terms and conditions, the outcome of Iridium's bankruptcy proceedings, future actions relating to the Iridium project, future hedging activity by the Company, the ability of counterparties to financial instruments to perform their obligations and the impact of recent accounting pronouncements on the Company. The Company wishes to caution the reader that the factors below and those on pages F-25 through F-28 of the appendix to Company's Proxy Statement for its 2000 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits; (ii) demand for products, including those related to new technologies such as Internet-ready phones; (iii) continued improvement in the semiconductor industry and the Company's participation in that improvement; (iv) continued gains in the digital wireless telephone market and market acceptance of new products; (v) the Company's success in participating in the lower-tier market for wireless phones; (vi) difficulties, delays or unexpected liabilities or expenses encountered in connection with the implementation of Iridium's liquidation proceedings, including those encountered in finalizing and implementing the process for decommissioning the Iridium constellation; (vii) unfavorable outcomes to any pending or future litigation involving the Iridium project; (viii) pricing pressures and demand for the Company's products, especially if economic conditions worsen in Motorola's markets; (ix) the success of alliances and agreements with other companies to develop new products and services; (x) unexpected changes in the requirements for manufacturing capacity, which may necessitate different levels of capital expenditures;
(xi) increasing demand for customer financing of equipment sales, particularly infrastructure equipment; (xii) the success of the Company's efforts to secure sufficient components for its products, including wireless phones; (xiii) unexpected revisions or cancellations to orders for products; and (xiv) product and technology development and commercialization risks, including for newer digital products.

Iridium (Registered) is a registered trademark and service mark of Iridium
LLC.



Part II - Other Information

Item 1 - Legal Proceedings.

Motorola is currently a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. Baker et al. v. Motorola et al., filed on February 11, 1992, is a class action involving six representative individual named plaintiffs, alleging that Motorola and a number of other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, diminishing property values and exposing members of the class to possible adverse health effects. The court has now set January 8, 2001 as the start of trial of the Scottsdale property subclass claims in the Baker case.

A class action, In Re Nextel Communications Securities Litigation, against Nextel Communications, Inc., certain of its officers and directors and Motorola for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, was pending in the United States District Court for the District of New Jersey. On June 26, 2000, the court held a public hearing, approved the Stipulation of Settlement previously presented by the parties and dismissed the case with prejudice.

Motorola and several of its officers and directors are named defendants in a consolidated class action, Kaufman, et al. v. Motorola, Inc., et al., for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. The court has set a trial date of April 9, 2001.

Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. Kane, et al., v. Motorola, Inc., et al., filed on December 13, 1993 in the Circuit Court of Cook County, Illinois, alleged that plaintiffs' brain cancer was caused by or aggravated by a prototype communication device. Plaintiffs have appealed the summary judgment entered May 11, 2000 in Motorola's favor. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed on October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. On July 21, 2000, the Court entered an order certifying a nationwide class of all subscribers whose cellular telephone carrier agreed to provide information about the subscriber to the entity conducting the study.

On October 16, 1998, the plaintiffs in Pennsylvania Bancshares, Inc. et al.
v. Motorola, Inc., et al., a purported class action filed on October 10, 1995 in the Court of Common Pleas, Montgomery County, Pennsylvania, filed a notice of voluntary dismissal with prejudice as to all claims for monetary relief and without prejudice as to all claims for equitable relief. Plaintiffs alleged that Motorola systematically engages in deceptive trade practices, including without limitation, intentionally misrepresenting the quality of certain types of cellular telephones. On June 19, 2000, the Court sustained Motorola's Preliminary Objections Regarding Plaintiff's Failure to Allege a Valid Claim and dismissed all other motions filed by Motorola as moot.

Silber, et al. v. Motorola, Inc., et al., filed on August 1, 1995 in the Supreme Court of The State of New York, County of Suffolk, which was transferred from the County of New York, is an action wherein it is alleged that a traffic accident was caused by the use of a cellular phone. On April 27, 1999, Motorola obtained summary judgment on plaintiffs' claims. On July 24, 2000, the Appellate Division, Second Department, affirmed the decision finding that Motorola's actions were not a proximate cause of the accident.

See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1999 and Item 1 of Part II of the Company's Form 10-Q for the period ended April 1, 2000 for additional disclosures regarding pending matters.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2 - Changes in Securities and Use of Proceeds.

(c)     Sales of Unregistered Securities

During June 2000, Motorola issued an aggregate of 11,493,243 shares of common stock (for an aggregate sales price of approximately $95 million) to 7 holders of warrants issued by General Instrument Corporation ("GI") prior to the merger of Motorola and GI, which was consummated on January 5, 2000. Warrants issued by GI for an aggregate of an additional 35,570,082 shares of Motorola common stock remain outstanding as of the date of this report. Motorola has filed a Registration Statement on Form S-3 (File No. 333-36320) covering the resale of all such shares of common stock by the holders thereof. The issuances of these shares to the warrant holders were deemed exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

Item 3 - Defaults Upon Senior Securities.

Not applicable.

Item 4 - Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5 - Other Information.

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

     (a)     Exhibits

     3(ii) By-Laws of Motorola, Inc., as amended through May 2, 2000 (incorporated by reference to Exhibit 4.3 to Motorola's Registration Statement on Form S-3 filed on May 5, 2000 (Reg. No. 333-36320)).

     10.1    Motorola Incentive Plan of 1998, as amended through June 2,
             2000.

     27      Financial Data Schedule (filed only electronically with the
             SEC).

     (b)     Reports on Form 8-K

             On June 2, 2000, the Company filed Amendment No. 2 on Form-8 K/A to a Current Report on Form 8-K filed on March 23, 2000.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTOROLA, INC.
                                  (Registrant)


Date:  July 31, 2000               By:  /s/Anthony Knapp
                                   Anthony Knapp
                                   Senior Vice President and Controller
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of the Registrant)



                                  EXHIBIT INDEX

Number     Description of Exhibits

3(ii) By-Laws of Motorola, Inc., as amended through May 2, 2000 (incorporated by reference to Exhibit 4.3 to Motorola's Registration Statement on Form S-3 filed on May 5, 2000 (Reg. No. 333-36320)).

10.1       Motorola Incentive Plan on 1998, as amended through June 2,
           2000.

27         Financial Data Schedule (filed only electronically with the SEC)