Form 10-Q
period 2000-10-30
MOTOROLA INC
filed 2000-11-07
CIK 68505

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ending September 30, 2000
                           ------------------

                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to _________

     Commission file number: 1-7221
                             ------

                                MOTOROLA, INC.
                                --------------
            (Exact name of registrant as specified in its charter)

               Delaware                                     36-1115800
       ------------------------                         ------------------
       (State of Incorporation)                          (I.R.S. Employer
                                                        Identification No.)

       1303 E. Algonquin Road, Schaumburg, Illinois             60196
       -------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)


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

              Yes   [X]   No   [ ]
              --------------------


     The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on September 30, 2000:

                Class                     Number of Shares
                -----                     ----------------

      Common Stock; $3 Par Value           2,184,365,601

                        Motorola, Inc. and Subsidiaries
                                     Index


Part I

Financial Information                                                 Page

Item 1    Financial Statements

          Condensed Consolidated Statements of Earnings for the
          Three-Month and Nine-Month Periods Ended
          September 30, 2000 and October 2, 1999                        3

          Condensed Consolidated Balance Sheets as of
          September 30, 2000 and December 31, 1999                      4

          Condensed Consolidated Statement of Stockholders'
          Equity for the Nine-Month Period Ended
          September 30, 2000                                            5

          Condensed Consolidated Statements of Cash Flows for
          the Nine-Month Periods Ended September 30, 2000 and
          October 2, 1999                                               6

          Notes to Condensed Consolidated Financial Statements          7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                20

Part II

   Other Information

   Item 1    Legal Proceedings                                         44

   Item 2    Changes in Securities                                     44

   Item 3    Defaults Upon Senior Securities                           44

   Item 4    Submission of Matters to a Vote of Security Holders       44

   Item 5    Other Information                                         44

   Item 6    Exhibits and Reports on Form 8-K                          44

                        Part I - Financial Information
                        Motorola, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)
                    (In millions, except per share amounts)


                                        Three Months Ended   Nine Months Ended
                                        ------------------   ------------------
                                        Sept. 30,  Oct. 2,   Sept. 30,  Oct. 2,
                                          2000      1999       2000      1999
                                        ---------  -------   ---------  -------
Net sales                                $ 9,493   $ 8,223     $27,516  $23,989
                                         -------   -------     -------  -------

Costs and expenses
  Manufacturing and other
    costs of sales                         6,130     5,281      16,838   14,612
  Selling, general and
    administrative expenses                  768     1,295       3,674    4,226
  Research & development
    expenditures                           1,171       913       3,293    2,528
  Depreciation expense                       592       537       1,718    1,680
  Interest expense, net                       74        33         175      118
                                         -------   -------     -------  -------
  Total costs and expenses                 8,735     8,059      25,698   23,164
                                         -------   -------     -------  -------
Earnings before income taxes                 758       164       1,818      825
Income tax provision                         227        50         635      257
                                         -------   -------     -------  -------
Net earnings                             $   531   $   114     $ 1,183  $   568
                                         =======   =======     =======  =======


Net earnings per common share
-----------------------------
Basic                                    $   .24   $   .05     $   .55  $   .27
                                         =======   =======     =======  =======
Diluted                                  $   .23   $   .05     $   .52  $   .26
                                         =======   =======     =======  =======

Weighted average common shares
------------------------------
outstanding
-----------
Basic                                    2,182.3   2,123.8     2,164.1  2,114.7
                                         =======   =======     =======  =======
Diluted                                  2,266.0   2,201.1     2,258.2  2,191.2
                                         =======   =======     =======  =======

Dividends paid per share (1)             $   .04   $   .04     $   .12  $   .12
                                         =======   =======     =======  =======


(1) Dividends per share for 1999 represent dividends on Motorola shares outstanding prior to the General Instrument merger.


See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                    (In millions, except per share amounts)


                                                  (Unaudited)
                                                   Sept. 30,      Dec. 31,
                                                     2000           1999
                                                  -----------     --------
   Assets
Cash and cash equivalents                           $ 2,757        $ 3,537
Short-term investments                                  336            699
Accounts receivable, net                              6,718          5,627
Inventories, net                                      5,557          3,707
Deferred income taxes                                 2,373          3,247
Other current assets                                  1,682            768
                                                    -------        -------
  Total current assets                               19,423         17,585
                                                    -------        -------
Property, plant and equipment, net                   10,664          9,591
Investments                                           9,022          9,039
Other assets                                          5,068          4,274
                                                    -------        -------
  Total assets                                      $44,177        $40,489
                                                    =======        =======


   Liabilities and Stockholders' Equity
Notes payable and current portion of
 long-term debt                                     $ 5,262        $ 2,504
Accounts payable                                      3,960          3,285
Accrued liabilities                                   6,248          7,117
                                                    -------        -------
  Total current liabilities                          15,470         12,906
                                                    -------        -------
Long-term debt                                        3,106          3,089
Deferred income taxes                                 3,243          3,719
Other liabilities                                     1,216          1,598

Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust
 holding solely company-guaranteed debentures           484            484

  Stockholders' Equity
Preferred stock, $100 par value issuable
  in series                                              --             --
Common stock, $3 par value                            6,554          6,418
Additional paid-in capital                              928             --
Retained earnings                                     9,680          8,757
Non-owner changes to equity                           3,496          3,518
                                                    -------        -------
  Total stockholders' equity                         20,658         18,693
                                                    -------        -------
  Total liabilities and stockholders' equity        $44,177        $40,489
                                                    =======        =======



See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)
                                 (In millions)



                                                                             Non-Owner Changes To Equity
                                                                 ----------------------------------------------------
                                                     Common       Fair Value
                                                     Stock        Adjustment
                                                      and         to Available    Foreign          Minimum
                                                  Additional      for Sale        Currency         Pension
                                                    Paid-In       Securities,     Translation     Liability      Retained
                                                    Capital       Net of Tax      Adjustments     Adjustment     Earnings
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT 12/31/99                                 $6,418           $3,830         $(239)         $(73)        $8,757
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                                      1,183
Conversion of zero coupon notes                           6
Fair value adjustment to available
  for sale securities, net                                               179
Change in foreign currency translation
  adjustments                                                                         (201)
Issuance of common stock                                609
Stock options exercised and other                       449
Dividends declared                                                                                                 (260)
-------------------------------------------------------------------------------------------------------------------------
BALANCES AT 9/30/00                                  $7,482           $4,009         $(440)         $(73)        $9,680
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                        Motorola, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In millions)


                                                           Nine Months Ended
                                                         ----------------------
                                                         Sept. 30,      Oct. 2,
                                                           2000          1999
                                                         ---------     --------
Operating
Net earnings                                              $ 1,183      $   568
Adjustments to reconcile net earnings to net
 cash (used for) provided by operating activities:
  Depreciation                                              1,718        1,680
  Deferred income taxes                                       382         (281)
  Charges for discontinuation of product lines
   and business exits                                         719           --
  Acquired in-process research and development
   charges                                                    319           49
  Gain on disposition of investments and businesses          (840)        (772)
  Change in assets and liabilities, net of
   effects of acquisitions and dispositions:
    Accounts receivable                                    (1,119)         (56)
    Inventories                                            (2,274)        (172)
    Other current assets                                     (878)         (33)
    Accounts payable and accrued liabilities                 (405)       1,502
    Other assets and liabilities                               54         (497)
                                                          -------      -------
Net cash (used for) provided by operating activities      $(1,141)     $ 1,988

Investing
Acquisitions and advances to affiliates                   $(1,112)     $  (456)
Proceeds from dispositions of investments
 and businesses                                             1,116        2,152
Capital expenditures                                       (2,815)      (1,615)
Proceeds from dispositions of property, plant and
 equipment                                                    104          383
Sales (purchases) of short-term investments                   363         (231)
                                                          -------      -------
Net cash (used for) provided by investing activities      $(2,344)     $   233

Financing
Net proceeds from (repayment of) commercial
 paper and short-term borrowings                          $ 2,756      $(1,412)
Proceeds from issuance of debt                                  1          497
Repayment of debt                                              (4)         (23)
Issuance of common stock                                      413          405
Issuance of preferred securities of subsidiary
 trust                                                         --          484
Payment of dividends                                         (260)        (217)
                                                          -------      -------
Net cash provided by (used for) financing activities      $ 2,906      $  (266)
Effect of exchange rate changes on cash and
 cash equivalents                                         $  (201)     $   (17)
                                                          -------      -------
Net (decrease) increase in cash and cash equivalents      $  (780)     $ 1,938
Cash and cash equivalents, beginning of period            $ 3,537      $ 1,602
                                                          -------      -------
Cash and cash equivalents, end of period                  $ 2,757      $ 3,540
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

For the three-month period ended October 2, 1999, net sales for Motorola and General Instrument were $7.7 billion and $544 million, respectively. Net earnings for Motorola and General Instrument were $91 million and $23 million, respectively. For the nine-month period ended October 2, 1999, net sales for Motorola and General Instrument were $22.4 billion and $1.6 billion, respectively. Net earnings for Motorola and General Instrument were $468 million and $100 million, respectively. Results of operations for the three-month and nine-month periods ended September 30, 2000, already reflect the pooling-of-interests. From this point onward, all references to Motorola, Inc. or the Company reflect the pooling-of-interests.

On June 1, 2000, the Company had a 3-for-1 common stock split in the form of a 200% stock dividend. On that date, the Company distributed 1.4 billion common shares to stockholders of record on May 15, 2000. The par value of the common stock remained at $3 per share. The effect of the stock split has been recognized retroactively in the stockholders' equity accounts as of December 31, 1999, and in all share and per share data in the accompanying condensed consolidated financial statements and the notes to condensed consolidated financial statements. The stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from additional paid-in capital and retained earnings to common stock.

The condensed consolidated financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2000 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 1999, as supplemented by Form 8-K/As filed on March 24, 2000 and on June 2, 2000. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2000 presentation.

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

2.  Other Financial Data

Statement of Earnings Information

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:


                                           Three Months Ended
                                           -------------------
                                           Sept. 30,  Oct. 2,
(In millions, except per share amounts)         2000      1999
                                            --------  --------
Basic earnings per common share:
  Net earnings                              $    531  $    114
  Weighted average common shares
    outstanding                              2,182.3   2,123.8
                                            --------  --------
  Per share amount                          $    .24  $    .05
                                            ========  ========

Diluted earnings per common share:
  Net earnings                              $    531  $    114
  Add: Interest on zero coupon
        notes, net                                --        --
                                            --------  --------
  Net earnings as adjusted                  $    531  $    114
                                            --------  --------
  Weighted average common shares
    outstanding                              2,182.3   2,123.8
  Add: Effect of dilutive securities
        Stock options                           51.6      56.0
        Warrants                                27.1      21.3
        Zero coupon notes                        5.0        --
                                            --------  --------
  Diluted weighted average common
   shares outstanding                        2,266.0   2,201.1
                                            --------  --------
  Per share amount                          $    .23  $    .05
                                            ========  ========

In the computation of diluted earnings per common share for the three-month period ended September 30, 2000, approximately 60.4 million stock options with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

In the computation of diluted earnings per common share for the three-month period ended October 2, 1999, the assumed conversions of the zero coupon notes due 2009 and 2013 were excluded because their inclusion would have been antidilutive.


                                            Nine Months Ended
                                           -------------------
                                           Sept. 30,  Oct. 2,
(In millions, except per share amounts)         2000      1999
                                            --------  --------
Basic earnings per common share:
  Net earnings                              $  1,183  $    568
  Weighted average common shares
    outstanding                              2,164.1   2,114.7
                                            --------  --------
  Per share amount                          $    .55  $    .27
                                            ========  ========

Diluted earnings per common share:
  Net earnings                              $  1,183  $    568
  Add: Interest on zero coupon
        notes, net                                 1         1
                                            --------  --------
  Net earnings as adjusted                  $  1,184  $    569
                                            --------  --------
  Weighted average common shares
    outstanding                              2,164.1   2,114.7
  Add: Effect of dilutive securities
        Stock options                           60.8      53.1
        Warrants                                28.3      19.7
        Zero coupon notes                        5.0       3.7
                                            --------  --------
  Diluted weighted average common
   shares outstanding                        2,258.2   2,191.2
                                            --------  --------
  Per share amount                          $    .52  $    .26
                                            ========  ========

In the computation of diluted earnings per common share for the nine-month period ended September 30, 2000, approximately 56.9 million stock options with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

In the computation of diluted earnings per common share for the nine-month period ended October 2, 1999, the assumed conversion of the zero coupon notes due 2009 was excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Inventories, net of reserves, consist of the following (in millions):

                                               Sept. 30,    Dec. 31,
                                                  2000        1999
                                               --------     -------
Finished goods                                  $ 1,774     $ 1,199
Work-in-process and production materials          3,783       2,508
                                                -------     -------
                                                $ 5,557     $ 3,707
                                                =======     =======

Investments include available for sale securities at fair value and investments under the cost and equity methods of accounting. The following table displays the fair value, cost basis, and unrealized gain before tax of the Company's available for sale securities (in millions):

                                     At                            At
                               Sept. 30, 2000                 Dec. 31, 1999
                         -------------------------------------------------------
                          Fair    Cost   Unrealized    Fair    Cost   Unrealized
                          Value   Basis     Gain       Value   Basis     Gain
                         -------------------------------------------------------
Nextel Communications,
  Inc.                   $4,699  $  807    $3,892     $5,170   $  807    $4,363

Broadcom Corporation      1,388      14     1,374         22       22        --

Other securities          1,888     664     1,224      2,416      457     1,959
                         -------------------------------------------------------
  Totals                 $7,975  $1,485    $6,490     $7,608   $1,286    $6,322
                         =======================================================

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires the carrying value of available for sale securities to be adjusted to fair value. As such, the Company recorded changes to investments, deferred income taxes and stockholders' equity of an increase of $168 million, a decrease of $11 million and an increase of $179 million, respectively, for the period ended September 30, 2000; and an increase to investments, deferred income taxes and stockholders' equity of $5.5 billion, $2.2 billion and $3.3 billion, respectively, for the period ended December 31, 1999.

At December 31, 1999, the Company's investment in Broadcom Corporation carried certain restrictions related to the sale of the securities. Such restrictions did not lapse until April 2000. Accordingly, at December 31, 1999, the Company carried this investment at its cost of $22 million and did not record a fair value adjustment at that time.

Stockholders' Equity Information

Comprehensive Earnings (Loss)
-----------------------------

Comprehensive earnings (loss) for the three-month periods ended September 30, 2000 and October 2, 1999 were ($797) million and $808 million, respectively, and include reclassification adjustments, net of tax, of $418 million and $12 million, respectively, related to the sale of securities. Comprehensive earnings for the nine-month periods ended September 30, 2000 and October 2, 1999 were $1.2 billion and $2.3 billion, respectively, and include reclassification adjustments, net of tax, of $463 million and $64 million, respectively, related to the sale of securities.

Cash Flow Information

Cash paid for interest during the first nine months of 2000 and 1999 was $319 million and $122 million, respectively. Cash received related to income taxes during the first nine months of 2000 was $72 million. Cash paid for income taxes during the first nine months of 1999 was $103 million.

3.  Reorganization of Businesses - 1997 Programs

During 1997, the Company recorded restructuring charges of $327 million resulting from decisions to exit three unprofitable businesses that no longer had long-term strategic value to the Company. As of December 31, 1999, the business exits from the dynamic random access memory market and the retail analog modem business had been completed. For the exit from the MacOS(R)- compatible computer systems business, $2 million was utilized during the first nine months of 2000 for contractual and warranty payments. The remaining $11 million accrual as of September 30, 2000, relates to contractual commitments and warranty liability and may extend past the 2000 year end.

4.  Segment Information

Beginning with the first quarter of 2000, the Company added two operating segments for financial reporting purposes. The Broadband Communications Segment combines the operations of General Instrument Corporation with the existing cable modem and telephony business of the Company's Internet and Networking Group, which is part of the Other Products Segment. The Integrated Electronic Systems Sector, which was previously included in the Other Products Segment, is now reported as a separate segment. Historical segment data has been restated to reflect these changes.

During the third quarter of 2000, the Network Systems Segment changed its name to the Global Telecom Solutions Segment. This was only a name change, and there have been no changes to the financial information.

Summarized below are the Company's segment sales and operating profit (loss) before taxes by new reportable segment for the three months ended September 30, 2000, and October 2, 1999.


                                         Three Months Ended
                                         Sept. 30,   Oct. 2,      %
                                              2000      1999   Change
                                         ---------   -------   ------
Segment Sales:
--------------
Personal Communications Segment             $3,221    $3,084        4
Global Telecom Solutions Segment             1,960     1,594       23
Commercial, Govt. and Industrial
  Systems Segment                            1,145     1,020       12
Broadband Communications Segment               917       623       47
Semiconductor Products Segment               2,071     1,708       21
Integrated Electronic Systems Segment          737       663       11
Other Products Segment                         272       176       55
Adjustments & Eliminations                    (830)     (645)      29
                                            ------    ------
  Segment Totals                            $9,493    $8,223       15
                                            ======    ======

                                                   % Of          % Of
                                                  Sales          Sales
                                                  -----         -------
Segment Operating Profit
(Loss) Before Taxes:
--------------------
Personal Communications Segment           $(197)   (6)  $ 133      4
Global Telecom Solutions Segment            136     7    (639)   (40)
Commercial, Govt. and Industrial
  Systems Segment                           109    10     293     29
Broadband Communications Segment            757    83      53      9
Semiconductor Products Segment               68     3     406     24
Integrated Electronic Systems Segment        14     2      50      8
Other Products Segment                     (172)  (63)   (211)  (120)
Adjustments & Eliminations                   (1)   --       1     --
                                          -----         -----
Segment Totals                              714     8      86      1
General Corporate                            44            78
                                          -----         -----
Earnings Before Income Taxes              $ 758     8   $ 164      2
                                          =====         =====

Summarized below are the Company's segment sales and operating profit (loss) before taxes by new reportable segment for the nine months ended September 30, 2000, and October 2, 1999:

                                                Nine Months Ended
                                                Sept. 30,  Oct. 2,      %
                                                   2000     1999    Change
                                                --------   -------  -------
Segment Sales:
--------------
Personal Communications Segment                 $ 9,789   $ 8,474      16
Global Telecom Solutions Segment                  5,726     4,804      19
Commercial, Govt. and Industrial
 Systems Segment                                  3,280     2,860      15
Broadband Communications Segment                  2,363     1,838      29
Semiconductor Products Segment                    5,971     5,594       7
Integrated Electronic Systems Segment             2,105     1,858      13
Other Products Segment                              776       569      36
Adjustments & Eliminations                       (2,494)   (2,008)     24
                                                -------   -------
 Segment Totals                                 $27,516   $23,989      15
                                                =======   =======

                                                           % Of            % Of
                                                           Sales          Sales
                                                           -----          -----
Segment Operating Profit
(Loss) Before Taxes:
--------------------
Personal Communications Segment                  $   47      --   $ 341      4
Global Telecom Solutions Segment                    674      12    (277)    (6)
Commercial, Govt. and Industrial
 Systems Segment                                    307       9     439     15
Broadband Communications Segment                    972      41     207     11
Semiconductor Products Segment                      136       2     533     10
Integrated Electronic Systems Segment               131       6     127      7
Other Products Segment                             (379)    (49)   (611)  (107)
Adjustments & Eliminations                           --      --      (6)    --
                                                 ------           -----
Segment Totals                                    1,888       7     753      3
General Corporate                                   (70)             72
                                                 ------           -----
Earnings Before Income Taxes                     $1,818       7   $ 825      3
                                                 ======           =====

5.  Commitments and Contingencies

Iridium Program
---------------

At September 30, 2000, the Company owned, directly and indirectly, approximately 18% of the equity interests in Iridium LLC and its operating subsidiaries (Iridium LLC and its operating subsidiaries are collectively referred to as "Iridium") and a significant portion of a series of Iridium bonds. Since August 1999, Iridium has operated as debtors-in-possession under Chapter 11 of the U.S. Federal Bankruptcy Code. On March 17, 2000, Iridium began the process of winding down and liquidating its operations because no qualified bid to purchase the Iridium satellites was timely received. At the same time, the Company began the process of finalizing a plan for the decommissioning of the Iridium constellation and continued with the process of shutting down its Iridium-related operations.

On October 26, 2000, Iridium Satellite LLC, a newly formed entity, submitted a bid to the United States Bankruptcy Court in the Southern District of New York to acquire the assets of Iridium. A hearing has been scheduled for November 8, 2000, for the bankruptcy court to approve this bid. If so approved, the terms of the bid currently provide that the acquisition should be completed no later than November 30, 2000.

The Company had several contracts with Iridium, primarily for the operation and maintenance of the global personal communications system. The Company stopped recognizing revenue on the operations and maintenance contract with Iridium after the second quarter of 1999, and continued to perform its services under that contract throughout 1999 without being paid, although the Company has not waived its right to receive payment. Although not contractually required to do so, the Company is continuing to operate the Iridium system without compensation. The Company currently expects to continue operating the system only until Iridium Satellite LLC acquires Iridium's assets or until a plan to decommission the Iridium constellation is finalized. The Company currently expects to continue to perform some services without compensation during this period, although it has not waived its right to seek compensation.

At December 31, 1999 the Company had $1.8 billion of reserves related to the Iridium program. There have been no charges recorded in 2000 related to the Iridium program. In the third quarter of 1999 the Company recorded a special charge of $994 million (i) to increase its reserve related to its financial exposure to the Iridium project to a level consistent with its expectation of Chapter 11 financial restructuring of Iridium and (ii) to write down the remaining value of the Iridium bonds it held.

The following table displays a rollforward by category from December 31, 1999 to September 30, 2000, of the remaining accrual balances:

                                    Accruals    Q1 & Q2                Accruals
                                       At        2000      Q3 2000        At
                                    Dec. 31,    Amounts    Amounts     Sept. 30,
                                     1999        Used       Used         2000
                                    --------    -------    -------     ---------

Accounts Receivable                  $  661     $  (661)    $   --      $   --

Bank Guarantees
and Other Financial Commitments      $   50     $    --     $   --      $   50

Investments, Contractual
Commitments and Other Obligations    $1,087     $  (686)    $  (46)     $  355
                                     ------     --------    ------      ------
Totals                               $1,798     $(1,347)    $  (46)     $  405
                                     ======     ========    ======      ======

Through September 30, 2000 the Company utilized $1.4 billion of reserves including $661 million for accounts receivable write-offs and $732 million primarily for inventory and other asset write-offs. The total amount used through September 30, 2000 of $1.4 billion reflects approximately $155 million in cash payments and $1.2 billion in write-offs. The cash payments were primarily for costs associated with the wind-down of Iridium operations and Iridium gateway debt guarantees. Of the remaining $405 million accrual balance as of September 30, 2000, the Company expects to make approximately $318 million in cash payments and $87 million in write-offs. There were no reserves used in the first three quarters of 1999.

The reserve related to the Iridium program as of September 30, 2000 was $405 million, of which $282 million was included in accrued liabilities, $53 million was included as a contra asset, in inventories, $45 million was included as a contra asset, in property, plant and equipment, and $25 million was included as a contra asset, in other assets. The development and commercialization reserve as of December 31, 1999 was $1.8 billion, of which $869 million was included in accrued liabilities, $734 million was included as a contra asset, in inventories, $79 million was included as a contra asset, in property, plant and equipment, $72 million was included as a contra asset, in other assets, $39 million was included in other liabilities, $4 million was included in accounts payable, and $1 million was included as a contra asset, in accounts receivable, in the condensed consolidated balance sheets. These reserves are believed by management to be sufficient to cover the Company's Iridium exposures. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium project.

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

Other
-----

At September 30, 2000, the Company's aggregate commitment to provide financing to third-party vendors was $3.8 billion, of which $2.8 billion had been utilized.

At September 30, 2000, the Company's commitment for off-balance sheet third-party financial guarantees aggregated $691 million, of which $516 million had been utilized.

The Company's aggregate commitments represent the maximum amounts available. Present and future commitments may not be completely utilized.

6.  Acquisitions and Disposition of Businesses

The following table summarizes acquisitions involving acquired in-process research and development and the business disposition that the Company made during the first three quarters of 2000:


                                                                    In-Process
                                 Quarter              Form of      Research and
                                Acquired/  Consider-  Consider-    Development
(in millions)                   Disposed     ation     ation          Charge
--------------------------------------------------------------------------------
Acquisitions:
Hiware AG                         Q3          $ 11  Cash                $  4

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

WaveMark Technologies, Inc.       Q2          $ 30  Cash                $  6

Communication Systems
  Technology, Inc.                Q2          $ 22  Cash                $  6

  Intec, Ltd.                     Q1          $ 31  Cash                $  9

Disposition:
Motorola Lighting, Inc.           Q1          $110  Cash          Not Applicable

For the three-month period ended September 30, 2000, the Company recorded a $4 million acquired in-process research and development charge for the acquisition of Hiware AG. For the nine-month period ended September 30, 2000, the Company recorded a total of approximately $319 million in acquired in-process research and development charges. These charges were recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of earnings. The Company incurred $49 million in acquired in-process research and development charges during the three-month and nine-month periods ended October 2, 1999.

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

In addition to the acquired in-process research and development charges, the acquisitions above resulted in a total of approximately $422 million in goodwill and other intangibles which are to be amortized over periods ranging from 3 to 10 years on a straight-line basis. The goodwill and other intangibles were recorded in other assets in the Company's condensed consolidated balance sheets.

The acquisitions of Hiware AG, C-Port Corporation, Clinical Micro Sensors, Inc. and WaveMark Technologies, Inc. were accounted for under the purchase method and accordingly, the results of operations for each acquiree have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma effects of these acquisitions on the Company's financial statements were not significant.

The Company made no significant acquisitions during the third quarter of 2000.

Following is information relating to significant pending transactions of the
Company:

Printrak International - Pending Transaction
--------------------------------------------

In August 2000, the Company signed a definitive agreement to acquire Printrak International Inc., a publicly traded Anaheim, CA-based company, for approximately $160 million in cash. Printrak is a worldwide supplier of enterprise software and related services for information management and decision support targeted at national, state and local governmental and civil agencies. This transaction is expected to close in the fourth quarter of 2000.

Propel - Pending Transaction
----------------------------

In October 2000, the Company reached a definitive agreement to sell four cellular telephone operating companies in Northern Mexico to Telefonica Moviles of Madrid. In addition, agreements have been reached to sell the Company's interests in wireless communications businesses in Brazil,

Israel, Honduras, the Dominican Republic, and Southern Mexico (Portatel). The finalization of these transactions is subject to rights of first refusal of other shareholders in these businesses.

In the event that all of these transactions are completed, the total sales price is expected to be approximately $2.65 billion, subject to adjustment, which may be paid in cash or a slightly higher amount in shares of Telefonica, S.A.

All transactions are subject to customary regulatory approvals. If these and other conditions are met, all transactions are currently expected to be completed in 2001.

In June 2000, the Company caused its wholly owned subsidiary, Propel, Inc., to file a registration statement with the Securities & Exchange Commission (SEC) for a public offering of up to 20% of Propel's common stock. In light of the pending transaction with Telefonica Moviles, Propel's public offering process is currently on hold. In the event that the wireless communications businesses described above are sold to Telefonica Moviles, Propel would not complete its public offering.

7.  Charges for Discontinuation of Product Lines and Business Exits

Discontinuation of Product Lines

During the third quarter of 2000, the Company implemented a plan to discontinue unprofitable product lines, primarily analog wireless telephone products and certain 5-inch and 6-inch wafer technologies. As a result, the Company recorded in the third quarter of 2000 a special charge of $570 million, of which $428 million was included in manufacturing and other costs of sales and $142 million was included in selling, general and administrative expenses in the condensed consolidated statements of earnings. The $570 million charge was comprised of $413 million in inventory writedowns, $142 million in capital asset writedowns, and $15 million in exit costs.

This plan impacted the Personal Communications, Global Telecom Solutions, Semiconductor Products, and Integrated Electronic Systems segments. The following table displays by segment the charges incurred for inventory writedowns, capital asset writedowns, and exit costs:


                                         Capital
                            Inventory     Asset     Exit
Segment                     Writedowns  Writedowns  Costs  Total
--------------------------  ----------  ----------  -----  -----
Personal Communications        $373        $ 15     $ --    $388
Global Telecom Solutions         15          --       --      15
Semiconductor Products           --         125       15     140
Integrated Electronic
  Systems                        25           2       --      27
--------------------------     ----        ----      ----   ----
  Total                        $413        $142      $ 15   $570
--------------------------     ----        ----      ----   ----

The inventory writedowns were recorded to reflect the discontinued product lines at net realizable value. The capital asset writedowns were recorded to reflect the impairment of two semiconductor wafer fabrication facilities in Arizona and Texas and machinery and equipment. The impairment for these assets was based upon an estimate of the undiscounted future cash flows expected from the use of the assets. The impairment charge was calculated using discounted cash flows. The exit costs were recorded in conjunction with the two semiconductor wafer fabrication facilities. These costs included site and equipment decontamination costs and equipment, chemical, and gas line removal costs. As of September 30, 2000, the $15 million accrual, included in accrued liabilities in the condensed consolidated balance sheets, had not yet been utilized and represented cash payments to be made in 2001.

Business Exit and Realignments

During the third quarter of 2000, the Company implemented a plan to exit an unprofitable business and realign the operations of two other businesses. The unprofitable business is the Company's joint venture with Cisco Systems, Inc. in SpectraPoint Wireless LLC (SpectraPoint). The realignment of operations relates to the Company's multi-network service business (MND) and the European and Latin American locations of the global market and sales organization. As a result of this plan, the Company recorded in the third quarter of 2000 a special charge of $149 million, of which $71 million was included in manufacturing and other costs of sales and $78 million was included in selling, general and administrative expenses in the condensed consolidated statements of earnings. The $149 million charge was comprised of $42 million in exit costs, $26 million in employee separation costs, $45 million in inventory writedowns, and $36 million in asset writedowns.

This plan impacted the Global Telecom Solutions; Commercial, Government, and Industrial Systems; and Other Products segments. The following table displays by segment the charges incurred for exit costs, employee separation costs, inventory writedowns, and asset writedowns:

                                 Employee
                          Exit  Separation  Inventory     Asset
     Segment              Costs    Costs    Writedowns  Writedowns Total
------------------------------------------------------------------------
Global Telecom Solutions $  32   $   7        $  35      $  22     $ 96
Commercial, Govt., and
  Industrial                --       6           --         --        6
Other Products              10      13           10         14       47
-----------------------------------------------------------------------
Total                    $  42   $  26        $  45      $  36     $149
-----------------------------------------------------------------------

Exit costs primarily include customer and supplier termination costs and lease payment and cancellation costs. Employee separation costs represent the costs of involuntary severance benefits for 520 positions in the impacted businesses. As of September 30, 2000, approximately 190 employees have separated from the Company. The accruals for exit costs and employee separation costs are included in accrued liabilities in the condensed consolidated balance sheets. The following table displays a rollforward of these accruals to September 30, 2000:

                             Initial  Amounts    Accruals at
                             Charges    Used    Sept. 30, 2000
                             -------  --------  --------------
Exit costs                     $42      $(13)         $29
Employee separation costs       26       (10)          16
---------------------------    ---      ----          ---
  Total                        $68      $(23)         $45
---------------------------    ---      ----          ---

The amount used of $23 million reflects actual cash payments. The remaining accrual of $45 million represents approximately $33 million in cash payments and $12 million in non-cash utilization and is expected to be completely used in 2001.

The inventory writedowns were recorded to reflect the SpectraPoint and MND inventory at net realizable value. The asset writedowns were for the capital assets used in the manufacture of SpectraPoint and MND products and for the writeoff of the SpectraPoint goodwill.

8. Trust Originated Preferred Securities/SM/

In February 1999, Motorola Capital Trust I, a Delaware statutory business trust and wholly owned subsidiary of the Company (the "Trust"), sold Trust Originated Preferred Securities/SM/ ("TOPrS") to the public at an aggregate offering price of $500 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 ("Subordinated Debentures") from the Company with the same payment terms as the TOPrS. The sole assets of the Trust are the Subordinated Debentures. The TOPrS are shown as "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures" in the Company's consolidated financial statements.

The Company's obligations relating to the TOPrS include obligations to make payments on the Subordinated Debentures and obligations under the related Indenture, Trust Guarantee and Declaration of Trust. Taken together, these obligations represent a full and unconditional guarantee of amounts due under the TOPrS.

/SM/ "Trust Originated Preferred Securities" and "TOPrS" are service marks of Merrill Lynch & Co., Inc.

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

On June 1, 2000, the Company had a 3-for-1 common stock split in the form of a 200% stock dividend. On that date, the Company distributed 1.4 billion common shares to stockholders of record on May 15, 2000. The par value of the common stock remained at $3 per share. All historical information has been restated to reflect the stock split.

This commentary should be read in conjunction with the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 1999, as supplemented by Form 8-K/As filed on March 24, 2000 and on June 2, 2000.

Results of Operations:
----------------------

--------------------------------------------------------------------------------------------
Motorola, Inc.

Three Months Ended                                 Sept. 30,     % of      Oct. 2,     % of
(in millions, except per share amounts)              2000        Sales      1999       Sales
                                                   -------------------     -----------------
Net sales                                          $  9,493                $ 8,223
  Percent change from prior year                         15%

Costs and expenses
  Manufacturing and other costs of sales              6,130       65%        5,281      64%
  Selling, general and administrative expenses          768        8%        1,295      16%
  Research and development expenditures               1,171       12%          913      11%
  Depreciation expense                                  592        6%          537       7%
  Interest expense, net                                  74        1%           33       0%
                                                   ---------               -------
Total costs and expenses                              8,735                  8,059
                                                   ---------               -------
Earnings before income taxes                            758        8%          164       2%
Income tax provision                                    227                     50
                                                   ---------               -------
Net earnings                                       $    531        6%      $   114       1%
                                                   =========               =======
Diluted earnings per common share                  $   0.23                $  0.05
-------------------------------------------------------------------------------------------

Sales were $9.5 billion in the third quarter of 2000, up 15 percent from $8.2 billion a year earlier. Sales growth was attributed primarily to a very significant increase in sales of internet protocol (IP) network and digital network systems and continuing increases in sales of terrestrial infrastructure equipment and semiconductor products.

Third-quarter 2000 net earnings were $531 million, or 23 cents per share, compared with third-quarter 1999 net earnings of $114 million, or 5 cents per share. Net margin on sales was 6 percent in the third quarter of 2000 compared with 1 percent a year earlier.

Manufacturing margin in the third quarter of 2000 decreased to 35 percent from 36 percent a year earlier, attributable in part to special inventory writedowns.

Selling, general and administrative expenses decreased to 8 percent of sales compared to 16 percent a year earlier. The decrease in selling, general and administrative expenses is primarily attributable to $673 million of Iridium charges included in selling, general and administrative expenses during third quarter 1999. There were no Iridium related expenses incurred during the third quarter of 2000. The gains from the sale of investments reflected in selling, general and administrative expenses for each period were comparable.

Research and development expenditures increased 28 percent to $1.2 billion, or 12 percent of sales, in the third quarter of 2000 compared to $913 million, or 11 percent of sales, a year earlier. Over the past three years, the Company has been increasing the percentage of its sales that is spent on research and development. The Company continues to believe that a strong commitment to research and development is required to drive long-term growth. Research and development spending in 2000 is expected to continue to increase at a rate higher than the rate of sales growth.

Depreciation expense in the third quarter of 2000 as a percentage of sales decreased to 6 percent from 7 percent a year earlier. This decline was attributable to the increase in sales, while depreciation expense remained fairly constant. Depreciation expense for 2000 is expected to increase, but at a rate below the expected rate of sales growth.

Interest expense increased versus a year ago to $74 million from $33 million due to increased commercial paper and short-term borrowings. Interest expense for the full year of 2000 is expected to increase at a rate greater than the expected rate of sales growth.

The tax rate for the third quarter of 2000 was 30 percent, the same as the year-earlier quarter. The Company had no significant non-deductible charges in the third quarter of 2000 and 1999. The Company currently expects the annual tax rate for 2000, excluding the impact of significant non-deductible charges, from both prior and potential future acquisitions, to be 30 percent. This estimate is based on current tax law, the current estimate of earnings and the expected distribution of income among various tax jurisdictions.

Motorola, Inc.
Nine Months Ended                         Sept. 30,    % of     Oct. 2,    % of
(in millions, except per share amounts)     2000       Sales     1999      Sales
                                          ------------------    ----------------

Net sales                                 $27,516               $23,989
  Percent change from prior year               15%

Costs and expenses
  Manufacturing and other costs of sales   16,838       61%      14,612     61%
  Selling, general and
   administrative expenses                  3,674       13%       4,226     18%
  Research and development expenditures     3,293       12%       2,528     11%
  Depreciative expense                      1,718        6%       1,680      7%
  Interest expense, net                       175        1%         118      0%
                                           ------                ------
Total costs and expenses                   25,698                23,164
                                           ------                ------
Earnings before income taxes                1,818        7%         825      3%
Income tax provision                          635                   257
                                          -------               -------
Net earnings                              $ 1,183        4%     $   568      2%
                                          =======               =======
Diluted earnings per common share         $  0.52               $  0.26

Sales were $27.5 billion in the first nine months of 2000, up 15 percent from $24.0 billion a year earlier. Sales growth was attributed primarily to a very significant increase in sales of IP network and digital network systems and continuing increases in sales of terrestrial infrastructure equipment, semiconductor products and digital wireless telephones.

Earnings for the first nine months of 2000 were $1.2 billion, or 52 cents per share, compared with earnings for the first nine months of 1999 of $568 million, or 26 cents per share. Net margin on sales was 4 percent in the first nine months of 2000 compared with 2 percent for the first nine months of 1999. The increase in earnings for the first nine months of 2000 compared to the first nine months of 1999 was attributed to: (i) increased sales, (ii) higher operating margins in the global telecom solutions and broadband communications businesses, and (iii) lower selling, general and administrative expenses. These improvements were partially offset by an increase in research and development expenditures and an increase in the effective tax rate.

Manufacturing margin for the first nine months of 2000 remained constant at 39 percent compared to the first nine months of 1999.

Selling, general and administrative expenses decreased to 13 percent of sales compared to 18 percent a year earlier. The decrease in selling, general and administrative expenses is primarily attributable to $921 million of Iridium charges included in selling, general and administrative expenses during the first nine months of 1999. There were no Iridium related expenses incurred during the first nine months of 2000.

Research and development expenditures increased 30 percent to $3.3 billion, or 12 percent of sales, in the first nine months of 2000 compared to $2.5 billion, or 11 percent of sales, a year earlier.

Depreciation expense in the first nine months of 2000 as a percentage of sales decreased to 6 percent from 7 percent a year earlier. This decline was attributable to the increase in sales, while depreciation expense remained fairly constant.

Interest expense increased in the first nine months of 2000 versus a year ago to $175 million from $118 million due to increased commercial paper and short-term borrowings.

The tax rate for the first nine months of 2000 increased to 35 percent from 31 percent for the first nine months of 1999. The increased tax rate reflects the impact of significant non-deductible charges for acquired in-process research and development (IPR&D) from acquisitions completed in the second quarter of 2000. Excluding the impact of significant non-deductible charges for IPR&D, the Company's effective income tax rate for the first nine months of 2000 was 30 percent. There were no significant non-deductible charges in the first nine months of 1999.

Results of Operations Excluding Net Special Items
-------------------------------------------------

---------------------------------------------------------------------------------------------------
Motorola, Inc., Excluding Net Special Items
Three Months Ended
(in millions, except per share amount)                   Sept. 30,     % of      Oct. 2      % of
                                                           2000        Sales      1999       Sales
                                                        ---------------------   -------------------
Net sales                                                 $9,493                 $8,223
  Percent change from prior year                              15%

Costs and expenses
  Manufacturing and other costs of sales                   5,631        59%       4,960        60%
  Selling, general and administrative expenses             1,172        12%       1,236        15%
  Research and development expenditures                    1,171        12%         913        11%
  Depreciation expense                                       592         6%         537         7%
  Interest expense, net                                       74         1%          33         0%
                                                          ------                 ------
Total costs and expenses                                   8,640                  7,679
                                                          ------                 ------
Earnings before income taxes                                 853         9%         544         7%
Income tax provision                                         255                    168
                                                          ------                 ------
Net earnings                                              $  598         6%      $  376         5%
                                                          ======                 ======

Diluted earnings per common share                         $ 0.26                 $ 0.17
---------------------------------------------------------------------------------------------------

Excluding net special items, third-quarter 2000 earnings were $598 million, or 26 cents per share, compared with third-quarter 1999 earnings of $376 million, or 17 cents per share.

Excluding net special items, net margin on sales was 6 percent for the third quarter of 2000 compared with 5 percent for the third quarter of 1999.

In the third quarter of 2000, the Company recorded a net special charge of $95 million pre-tax, or 3 cents per share after tax. Of this net special charge, $499 million was recorded in manufacturing and other costs of sales as a special charge, and $404 million was recorded in selling, general and administrative expenses as a special gain in the condensed consolidated statements of earnings. Included in this net special charge were the following items (in millions):

Inventory writedowns                    $ 458
Asset writedowns                          178
Litigation costs                           87
Business exit costs                        83
Merger and integration costs related
  to the General Instrument merger          5
Acquired in-process research and
  development write-off                     4
Other charges                               7
Gains from the sales of investments      (727)
                                        -----
Net special charge                      $  95
                                        =====

In the third quarter of 1999, the Company recorded a net special charge of $380 million pre-tax, or 12 cents per share after-tax. Of this net special charge, $321 million was recorded in manufacturing and other costs of sales, and $59 million was recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings. Included in this net special charge were the following items (in millions):

Iridium-related charge                   $ 994
Acquired in-process research and
  development write-off                     49
Litigation costs                            43
Gains from the sales of investments
  and businesses                          (706)
                                         -----
Net special charge                       $ 380
                                         =====

---------------------------------------------------------------------------------------------------
Motorola, Inc., Excluding Net Special Items
Nine Months Ended
(in millions, except per share amount)                   Sept. 30,     % of      Oct. 2      % of
                                                           2000        Sales      1999       Sales
                                                        ---------------------   -------------------
Net sales                                                $27,516                $23,989
  Percent change from prior year                              15%

Costs and expenses
  Manufacturing and other costs of sales                  16,339        59%      14,289        60%
  Selling, general and administrative expenses             3,760        14%       4,068        17%
  Research and development expenditures                    3,293        12%       2,528        11%
  Depreciation expense                                     1,718         6%       1,680         7%
  Interest expense, net                                      175         1%         118         0%
                                                         -------                -------
Total costs and expenses                                  25,285                 22,683
                                                         -------                -------
Earnings before income taxes                               2,231         8%       1,306         5%
Income tax provision                                         669                    406
                                                         -------                -------
Net earnings                                             $ 1,562         6%     $   900         4%
                                                         =======                =======

Diluted earnings per common share                        $  0.69                $  0.41
---------------------------------------------------------------------------------------------------

Excluding net special items, earnings for the nine months ended September 30, 2000 were $1.6 billion, or 69 cents per share, compared with earnings for the nine months ended October 2, 1999 of $900 million, or 41 cents per share.

Excluding net special items, net margin on sales was 6 percent for the first nine months of 2000 compared with 4 percent for the first nine months of 1999.

For the nine months ended September 30, 2000, the Company recorded a net special charge of $413 million pre-tax, or 17 cents per share. Of this net special charge, $499 million was recorded in manufacturing and other costs of sales as a special charge, and $86 million was recorded in selling, general and administrative expenses as a special gain in the condensed consolidated statements of earnings. Included in this net special charge were the following items (in millions):

Inventory writedowns                    $ 458
Acquired in-process research and
  development write-off                   319
Asset writedowns                          178
Merger and integration costs related
  to the General Instrument merger        110
Litigation costs                           87
Business exit costs                        83
Plant consolidation costs                  24
Other charges                               1
Gains from the sales of investments
  and a business                         (847)
                                        -----
Net special charge                      $ 413
                                        =====

For the nine months ended October 2, 1999, the Company recorded a net special charge of $481 million pre-tax, or 15 cents per share after tax. Of this net special charge, $323 million was recorded in manufacturing and other costs of sales, and $158 million was recorded in selling, general and administrative expenses in the condensed consolidated statements of earnings. Included in this net special charge were the following items (in millions):

Iridium-related charge                  $1,242
Acquired in-process research and
  development write-off                     49
Litigation costs                            43
Other charges                                9
Gains from the sales of investments
  and businesses                          (862)
                                        ------
Net special charge                      $  481
                                        ======

Results of Operations for Ongoing Businesses Excluding Net Special Items

Motorola, Inc., Ongoing Businesses, Excluding Net Special Items

Three Months Ended                              Sept. 30,  % of   Oct. 2,  % of
(in millions, except per share amounts)            2000    Sales   1999    Sales
                                                 ---------------  --------------
Net sales                                        $9,493           $8,062
  percent change from prior year                     18%

Costs and expenses
  Manufacturing and other costs of sales          5,631     59%    4,846    60%
  Selling, general and administrative expenses    1,172     12%    1,213    15%
  Research and development expenditures           1,171     12%      910    11%
  Depreciation expense                              592      6%      537     7%
  Interest expense, net                              74      1%       33     0%
                                                 ------           ------
Total costs and expenses                          8,640            7,539
                                                 ------           ------
Earnings before income taxes                        853      9%      523     6%
Income tax provision                                255              162
                                                 ------           ------
Net earnings                                     $  598      6%   $  361     4%
                                                 ======           ======
Diluted earnings per common share                $ 0.26           $ 0.16


In March of 2000, the Company completed the sale of Motorola Lighting, Inc. to Osram Sylvania, the North American operation of Osram GmbH of Germany. In 1999, the Company sold several businesses, of which the sale of the Semiconductor Components Group was the largest transaction.

Although excluding the results of these exited businesses has no impact on results for the third quarter of 2000, their exclusion does impact the year-earlier quarter. Excluding the results of these exited businesses, third-quarter 2000 sales from ongoing businesses were $9.5 billion, up 18 percent from $8.1 billion a year earlier. Excluding the results of exited businesses and net special items, third-quarter 2000 earnings from ongoing businesses were $598 million, or 26 cents per share, compared with third-quarter 1999 earnings of $361 million, or 16 cents per share.

Excluding the results of exited businesses and net special items, net margin on sales for ongoing businesses was 6 percent in the third quarter of 2000 compared with 4 percent a year earlier.

Motorola, Inc., Ongoing Businesses, Excluding Net Special Items

Nine Months Ended                                  Sept. 30,     % of      Oct. 2,     % of
(in millions, except per share amounts)              2000        Sales      1999       Sales
                                                   -------------------     -----------------
Net sales                                          $27,500                 $22,967
  Percent change from prior year                        20%

Costs and expenses
  Manufacturing and other costs of sales            16,324        59%       13,565      59%
  Selling, general and administrative expenses       3,760        14%        3,923      17%
  Research and development expenditures              3,293        12%        2,505      11%
  Depreciation expense                               1,718         6%        1,677       7%
  Interest expense, net                                175         1%          114       0%
                                                   -------                 -------
Total costs and expenses                            25,270                  21,784
                                                   -------                 -------
Earnings before income taxes                         2,230         8%        1,183       5%
Income tax provision                                   669                     369
                                                   -------                 -------
Net earnings                                       $ 1,561         6%      $   814       4%
                                                   =======                 =======
Diluted earnings per common share                  $  0.69                 $  0.37


Excluding the results of exited businesses, sales from ongoing businesses for the first nine months of 2000 were $27.5 billion, up 20 percent from $23.0 billion a year earlier. Excluding the results of exited businesses and net special items, earnings from ongoing businesses for the first nine months of 2000 were $1.6 billion, or 69 cents per share, compared with $814 million, or 37 cents per share, for the first nine months of 1999.

Excluding the results of exited businesses and net special items, net margin on sales for ongoing businesses was 6 percent for the first nine months of 2000, compared with 4 percent for the first nine months of 1999.

Charges for Discontinuation of Product Lines and Business Exits

During the third quarter of 2000, the Company implemented a plan to discontinue unprofitable product lines, primarily analog wireless telephone products and certain 5-inch and 6-inch wafer technologies. As a result, the Company recorded in the third quarter of 2000 a special charge of $570 million, of which $428 million was included in manufacturing and other costs of sales and $142 million was included in selling, general and administrative expenses in the condensed consolidated statements of earnings. The $570 million charge was comprised of $413 million in inventory writedowns, $142 million in capital asset writedowns, and $15 million in exit costs.

This plan impacted the Personal Communications, Global Telecom Solutions, Semiconductor Products, and Integrated Electronic Systems segments. The following table displays by segment the charges incurred for inventory writedowns, capital asset writedowns, and exit costs:


                                          Capital
                            Inventory      Asset    Exit
   Segment                  Writedowns  Writedowns  Costs  Total
----------------------------------------------------------------
Personal Communications        $373        $ 15      $--    $388
Global Telecom Solutions         15          --       --      15
Semiconductor Products           --         125       15     140
Integrated Electronic
  Systems                        25           2       --      27
----------------------------------------------------------------
  Total                        $413        $142      $15    $570
----------------------------------------------------------------

The inventory writedowns were recorded to reflect the discontinued product lines at net realizable value. The capital asset writedowns were recorded to reflect the impairment of two semiconductor wafer fabrication facilities in Arizona and Texas and machinery and equipment. The impairment for these assets was based upon an estimate of the undiscounted future cash flows expected from the use of the assets. The impairment charge was calculated using discounted cash flows. The exit costs were recorded in conjunction with the two semiconductor wafer fabrication facilities. These costs included site and equipment decontamination costs and equipment, chemical, and gas line removal costs. As of September 30, 2000, the $15 million accrual, included in accrued liabilities in the condensed consolidated balance sheets, had not yet been utilized and represented cash payments to be made in 2001.

During the third quarter of 2000, the Company implemented a plan to exit an unprofitable business and realign the operations of two other businesses. The unprofitable business is the Company's joint venture with Cisco Systems, Inc. in SpectraPoint Wireless LLC (SpectraPoint). The realignment of operations relates to the Company's multi-network service business (MND) and the European and Latin American locations of the global market and sales organization. As a result of this plan, the Company recorded in the third quarter of 2000 a special charge of $149 million, of which $71 million was included in manufacturing and other costs of sales and $78 million was included in selling, general and administrative expenses in the condensed consolidated statements of earnings. The $149 million charge was comprised of $42 million in exit costs, $26 million in employee separation costs, $45 million in inventory writedowns, and $36 million in asset writedowns.

This plan impacted the Global Telecom Solutions; Commercial, Government, and Industrial Systems; and Other Products segments. The following table displays by segment the charges incurred for exit costs, employee separation costs, inventory writedowns, and asset writedowns:

                                    Employee
                           Exit    Separation Inventory       Asset
     Segment               Costs     Costs    Writedowns   Writedowns    Total
------------------------------------------------------------------------------
Global Telecom Solutions    $32       $ 7        $  35        $  22      $  96
Commercial, Govt., and
  Industrial                 --         6           --           --          6
Other Products               10        13           10           14         47
------------------------------------------------------------------------------
Total                       $42       $26        $  45        $  36       $149
------------------------------------------------------------------------------

Exit costs primarily include customer and supplier termination costs and lease payment and cancellation costs. Employee separation costs represent the costs of involuntary severance benefits for 520 positions in the impacted businesses. As of September 30, 2000, approximately 190 employees have separated from the Company. The accruals for exit costs and employee separation costs are included in accrued liabilities in the condensed consolidated balance sheets. The following table displays a rollforward of these accruals to September 30, 2000:

                               Initial   Amounts     Accruals at
                               Charges     Used    Sept. 30, 2000
-----------------------------------------------------------------
Exit costs                       $42      $(13)          $29
Employee separation costs         26       (10)           16
-----------------------------------------------------------------
  Total                          $68      $(23)          $45
-----------------------------------------------------------------

The amount used of $23 million reflects actual cash payments. The remaining accrual of $45 million represents approximately $33 million in cash payments and $12 million in non-cash utilization and is expected to be completely used in 2001.

The inventory writedowns were recorded to reflect the SpectraPoint and MND inventory at net realizable value. The asset writedowns were for the capital assets used in the manufacture of SpectraPoint and MND products and for the writeoff of the SpectraPoint goodwill.

1997 Restructuring Program
--------------------------

During 1997, the Company recorded restructuring charges of $327 million resulting from decisions to exit three unprofitable businesses that no longer had long-term strategic value to the Company. As of December 31, 1999, the business exits from the dynamic random access memory market and the retail analog modem business had been completed. For the exit from the MacOS(R)- compatible computer systems business, $2 million was utilized during the first nine months of 2000 for contractual and warranty payments. The remaining $11 million accrual as of September 30, 2000, relates to contractual commitments and warranty liability and may extend past the 2000 year end.

Segment Information
-------------------

Results of the Company's major operations, which include the effect of the sales of various businesses and net special items, for the third quarter of 2000 compared with the third quarter of 1999 are reflected below.

During the third quarter of 2000, the Network Systems Segment changed its name to the Global Telecom Solutions Segment. This was only a name change, and there have been no changes to the financial information.

The order information as of any particular date may not be an accurate indicator of future results as orders are subject to revision or cancellation to reflect changes in customer needs.

Personal Communications Segment
-------------------------------

                                Three Months Ended
                           Sept. 30,   Oct. 2,     %
(in millions)                2000       1999     Change
-------------------------------------------------------
Orders                       $3,349    $4,332     (23)%
Segment sales                $3,221    $3,084       4 %
Operating profit(loss)
  before tax                 $ (197)   $  133    (248)%

Net special items:
  income(expense)            $ (382)   $   (7)  5,357 %

Operating profit excluding
  net special items          $  185    $  140      32 %
-----------------------------------------------------

Segment sales rose 4 percent to $3.2 billion, and orders declined 23 percent to $3.3 billion. Customer concerns over supply shortages of wireless telephones and many components used in their manufacture resulted in significant pre-ordering in the year-earlier quarter. These supply constraints are no longer a factor. As such, no significant pre-ordering occurred in the quarter resulting in a decline in order growth when compared to the year-earlier quarter.

The segment had an operating loss of $197 million compared to an operating profit of $133 million in the year-earlier quarter. The decrease in operating results was due to a net special charge of $382 million included in the operating loss for the three months ended September 30, 2000. This net special charge is comprised of a $388 million writedown of inventory and capital assets related to analog wireless telephone products and a $6 million gain from the sale of an investment. In the condensed consolidated statements of earnings, the writedown is included in manufacturing and other costs of sales, and the gain from the sale of the investment is included in selling, general and administrative expenses. Evaluation of the segment's strategy to simplify its product portfolio will continue in the fourth quarter and is expected to result in a special charge in that quarter. This charge is expected to be smaller than the charge in the third quarter. Included in the operating profits for the three months ended October 2, 1999, is a net special charge of $7 million comprised of a $10 million gain from the sale of an investment and a $17 million charge related to Iridium. This net special charge is included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits rose 32 percent to $185 million compared to $140 million a year ago. An increase in sales of digital wireless telephones contributed to the improved operating results. Operating margin increased to 6 percent of sales compared with 5 percent of sales in the year-earlier quarter.

The segment's results were not impacted by sold businesses. Therefore, for ongoing businesses, sales, orders and operating profits excluding net special items were unchanged from the data shown in the table above.

In the wireless telephone business, which includes iDEN(R) phones, sales increased 6 percent, orders were down, and operating profits were lower. Sales increased significantly in the Americas, were higher in Asia and decreased significantly in Europe. Orders were higher in Asia, lower in the Americas and very significantly lower in Europe. Results in the European region were negatively impacted by the weakening Euro and very high penetration rates resulting in slower growth in new subscribers. Digital wireless telephone sales represented approximately 98 percent of phone sales in the quarter.

Digital phone unit sales increased by approximately 38 percent in the third quarter versus a year ago. Versus the year ago quarter, unit sales for (i) Global System for Mobile (GSM) products increased by almost 30 percent; (ii) Code Division Multiple Access (CDMA) products increased approximately 25 percent; (iii) Time Division Multiple Access (TDMA) products increased by over 300 percent; and (iv) iDEN(R) phones increased approximately 50 percent. Analog wireless telephone unit sales decreased approximately 80 percent from a year ago. Including the very significant decline in analog wireless telephone unit sales, total unit sales of wireless telephones increased by approximately 15 percent from a year ago.

The overall average selling price for digital phones declined approximately 10 percent versus a year ago. The overall average selling price for analog phones increased about 15 percent versus a year ago. Average selling prices can be subject to changes in product mix and regional mix.

Sales and orders for paging products were lower than a year ago due to fewer unit sales. By region, sales were lower in the Americas and significantly lower in Europe and Asia. Orders were lower in Europe and significantly lower in the Americas and Asia.

Global Telecom Solutions Segment
--------------------------------

                            Three Months Ended
                            Sept. 30,   Oct. 2,      %
(in millions)                 2000       1999     Change
--------------------------------------------------------
Orders                       $1,798     $1,482      21 %
Segment sales                $1,960     $1,594      23 %
Operating profit(loss)
   before tax                $  136     $ (639)   NMF*

Net special items:
  income (expense)           $ (111)    $ (825)    (87)%

Operating profit excluding
  net special items          $  247     $  186      33 %
--------------------------------------------------------

* NMF = Not a meaningful figure

Segment sales rose 23 percent to $2.0 billion, and orders increased 21 percent to $1.8 billion. The segment had an operating profit of $136 million compared to an operating loss of $639 million in the year-earlier quarter. Included in operating profits for the three months ended September 30, 2000, is a $111 million charge comprised of a $15 million writedown of inventory related to the wireless access systems business and a $96 million charge for business exit costs, inventory writedowns, and asset writedowns related to the exit from the SpectraPoint Wireless joint venture with Cisco Systems, Inc. Of the $111 million special charge, $67 million is included in manufacturing and other costs of sales, and $44 million is included in selling, general and administrative expenses in the condensed consolidated statements of earnings. Included in the operating loss for the three months ended October 2, 1999, is a special charge of $825 million comprised of an $811 million charge related to Iridium and a $14 million acquired in-process research and development charge for the acquisition of SpectraPoint Wireless. Of the $825 million special charge, $321 million relates to inventory writedowns for Iridium and is included in manufacturing and other costs of sales, and $504 million is included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits increased 33 percent to $247 million compared to $186 million a year ago due primarily to the continuing increase in terrestrial infrastructure equipment sales.

The segment's results were not impacted by sold businesses. Therefore, for ongoing businesses, sales, orders and operating profits excluding net special items were unchanged from the data shown in the table above.

Sales and orders for the three months ended September 30, 2000, and October 2, 1999, are no longer affected by any satellite communications business. By region, sales were up significantly in the Americas, up in Europe, and up in Asia. Orders were up significantly in the Americas, up in Asia, and down in Europe. Sales of iDEN(R) infrastructure equipment were up very significantly versus a year ago. Sales of GSM and CDMA infrastructure equipment increased. PDC sales in Japan were very significantly higher. Analog sales were zero.

On October 6, 2000, the Company and Teledesic LLC mutually agreed to terminate their contract for the design and construction of a satellite communications network. However, the Company remains an investor in Teledesic LLC.

Commercial, Government and Industrial Systems Segment
-----------------------------------------------------

                             Three Months Ended
                             Sept. 30,  Oct. 2,     %
(in millions)                  2000      1999     Change
--------------------------------------------------------
Orders                        $1,199    $1,074     12%
Segment sales                 $1,145    $1,020     12%
Operating profit before
  tax                         $  109    $  293    (63)%

Net special items:
  income (expense)            $   (6)   $  198   (103)%

Operating profit excluding
  net special items           $  115    $   95     21%
--------------------------------------------------------

Segment sales rose 12 percent to $1.1 billion, and orders increased 12 percent to $1.2 billion. Operating profits decreased to $109 million from $293 million in the year-earlier quarter. Included in operating profits for the three months ended September 30, 2000, is a special charge of $6 million related to business exit costs. Included in operating profits for the three months ended October 2, 1999, is a special gain of $198 million related to the sale of the Company's antenna site business. This special item is included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits rose to $115 million compared to $95 million a year ago primarily due to the increase in sales.

For ongoing businesses, sales increased 14 percent to $1.1 billion from $1.0 billion, and orders increased 13 percent to $1.2 billion. Operating profits for ongoing businesses excluding net special items increased to $115 million compared to $94 million a year ago.

Two-way radio equipment sales were significantly higher in Europe, higher in the Americas and lower in Asia. Orders were very significantly higher in Asia and higher in the Americas and Europe.

In July 2000, the Company acquired Suncoast Scientific for approximately $14 million in cash. Suncoast Scientific, headquartered in Shalimar, FL, develops business management software used by large enterprises, state and local government agencies and municipalities.

In August 2000, the Company signed a definitive agreement to acquire Printrak International Inc., a publicly traded Anaheim, CA-based company, for approximately $160 million in cash. Printrak is a worldwide supplier of enterprise software and related services for information management and decision support targeted at national, state and local governmental and civil agencies. This transaction is expected to close in the fourth quarter of 2000.

Broadband Communications Segment
--------------------------------

                           Three Months Ended
                           Sept. 30,   Oct. 2,     %
(in millions)                2000       1999     Change
-------------------------------------------------------
Orders                      $  941     $  669       41%
Segment sales               $  917     $  623       47%
Operating profit before
  tax                       $  757     $   53    1,328%

Net special items:
  income (expense)          $  603     $  (24)     NMF*

Operating profit excluding
  net special items         $  154     $   77      100%
-------------------------------------------------------
* NMF = Not a meaningful figure

Segment sales rose 47 percent to $917 million, and orders increased 41 percent to $941 million. Operating profits increased to $757 million from $53 million in the year-earlier quarter. Included in operating profits for the three months ended September 30, 2000, is a net special gain of $603 million. This net special gain is comprised of a $695 million gain from the sale of an investment, an $87 million charge for the settlement of the Gemstar-TV Guide International, Inc. (Gemstar) litigation, and a $5 million charge for integration costs from the General Instrument merger. Included in operating profits for the three months ended October 2, 1999 is a net special charge of $24 million. This net special charge is comprised of a $43 million charge related to an American Arbitration Association panel's interim decision in the breach of contract dispute with Gemstar and a $19 million gain from the sale of investments. These special items are included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits rose 100 percent to $154 million compared to $77 million a year ago due to increases in sales, primarily in the IP Network Systems and Digital Network Systems businesses, and from benefits resulting from the synergies achieved through the merger with General Instrument.

The segment's results were not impacted by sold businesses. Therefore, for ongoing businesses, sales, orders and operating profits excluding net special items were unchanged from the data shown in the table above.

Sales were up very significantly in the IP Network Systems and Digital Network Systems businesses. They were higher in the Satellite Network Systems business and lower in the Transmission Network Systems business.

Orders were up very significantly in the IP Network Systems and Digital Network Systems businesses. They were up significantly in the Satellite Network Systems business and lower in the Transmission Network Systems business.

By region, North America accounted for approximately 83 percent of the segment's total sales and 85 percent of the segment's total orders. Sales and order growth for this region were 42 percent and 39 percent, respectively, compared to 80 percent and 48 percent, respectively, for the international markets.

In July 2000, the Company purchased the assets of Zenith Electronics Corporation's Network Systems division for approximately $15 million in cash.

Semiconductor Products Segment
------------------------------

                                Three Months Ended
                               Sept. 30,     Oct. 2,       %
(in millions)                    2000         1999       Change
---------------------------------------------------------------
Orders                           $2,182      $1,954         12%
Segment sales                    $2,071      $1,708         21%
Operating profit before
  tax                            $   68      $  406        (83)%

Net special items:
  income (expense)               $ (122)     $  325       (138)%

Operating profit excluding
  net special items              $  190      $   81        135%
----------------------------------------------------------------

Segment sales increased 21 percent to $2.1 billion, and orders increased 12 percent to $2.2 billion. Operating profits decreased to $68 million from $406 million in the year-earlier quarter. Included in operating profits for the three months ended September 30, 2000, is a net special charge of $122 million. This net special charge is comprised of a $1 million writedown of an investment, a $4 million acquired in-process research and development charge related to the acquisition of Hiware AG, a $23 million gain from the sale of an investment, and a $140 million charge for capital asset writedowns and business exit costs for two semiconductor wafer fabrication facilities in Arizona and Texas. The net special charge is included in selling, general and administrative expenses in the condensed consolidated statements of earnings. Included in operating profits for the three months ended October 2, 1999, is a net special gain of $325 million. This net special gain is comprised of a $35 million acquired in-process research and development charge related to the acquisition of Metrowerks and a $360 million gain from the sale of the Semiconductor Components Group. The net special gain is included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Excluding net special items, operating profits rose 135 percent to $190 million compared to $81 million a year ago primarily due to an increase in operating margin resulting from the impact of restructuring programs undertaken over the past few years, including the exit of low growth or unprofitable businesses, the consolidation of manufacturing facilities and the reduction of employees. These restructuring programs included the strategic decision to focus the business on high-growth end markets and to emphasize systems-on-chip solutions, providing opportunities to reap the benefits of higher gross margins from value-added hardware, software and services.

For ongoing businesses, sales rose 30 percent to $2.1 billion from $1.6 billion, and orders increased 19 percent to $2.2 billion. Operating profits for ongoing businesses excluding net special items increased to $190 million from $60 million in the year-earlier quarter. The increase in profits for ongoing businesses excluding net special items is primarily the result of the factors discussed above and an increase in sales driven partially by the growth of worldwide semiconductor demand.

By region, sales were up very significantly in Asia and higher in Europe and the Americas. Orders were up significantly in Asia and higher in Europe and the Americas. By end market, sales were up very significantly in networking and computing, were up significantly in wireless and in standard embedded solutions, and were higher in transportation and in imaging and entertainment. Orders, which increased in all end markets, were up very significantly in networking and computing and were higher in wireless, in standard embedded solutions, in transportation, and in imaging and entertainment.

In July 2000, the Company acquired Hiware AG (Hiware) for approximately $11 million in cash. Headquartered in Basel, Switzerland, Hiware is a leading provider of development tools for the automotive and industrial automation industries focusing primarily on 8- and 16-bit processor architectures.

Integrated Electronic Systems Segment
-------------------------------------

                                Three Months Ended
                               Sept. 30,     Oct. 2,       %
(in millions)                    2000         1999       Change
---------------------------------------------------------------
Orders                         $  781        $  719        9%
Segment sales                  $  737        $  663       11%
Operating profit before
  tax                          $   14        $   50      (72)%

Net special items:
  income (expense)             $  (31)       $   --       --

Operating profit excluding
  net special items            $   45        $   50      (10)%
---------------------------------------------------------------

Segment sales rose 11 percent to $737 million, and orders increased 9 percent to $781 million. Operating profits decreased to $14 million from $50 million in the year-earlier quarter primarily due to a net special charge of $31 million. This net special charge is comprised of a net $4 million loss on the sale of investments and businesses and a $27 million writedown of battery inventory and equipment related to analog wireless telephone products. Of the $31 million net special charge, $6 million is included in selling, general and administrative expenses, and $25 million is included in manufacturing and other costs of sales in the condensed consolidated statements of earnings.

Excluding net special items, operating profits decreased to $45 million compared to $50 million a year ago due to lower sales in the automotive and industrial electronics and in the energy systems businesses. However, these lower sales were partially offset by significantly higher sales in the computer and in the telematics communications businesses.

For ongoing businesses, sales increased 17 percent to $737 million compared to $631 million in the year-earlier quarter. Orders increased 15 percent to $781 million. Operating profits for ongoing businesses excluding net special items decreased 13 percent from $52 million in the year-earlier quarter.

Other Products
--------------

In the third quarter of 2000, the Company incurred a net special charge of $40 million comprised of a $7 million gain from the sale of an investment and a $47 million charge for business exit costs, inventory writedowns, and asset writedowns related to the multi-service networks business. Of the $40 million net special charge, $24 million is included in selling, general and administrative expenses, and $16 million is included in manufacturing and other costs of sales in the condensed consolidated statements of earnings.

In the third quarter of 1999, the Company incurred a special charge of $166 million related to Iridium. This special item was included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

General Corporate
-----------------

In the third quarter of 2000, the Company incurred a special charge of $6 million from the sale of a building in Brazil. This special charge is included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

In the third quarter of 1999, the Company sold 2.8 million shares of Nextel common stock, and Digital Radio LLC exercised options to purchase an additional 2 million shares of Nextel common stock the Company held. These two transactions resulted in a $118 million gain which is included in selling, general and administrative expenses in the condensed consolidated statements of earnings.

Liquidity and Capital Resources:
--------------------------------

Cash and cash equivalents aggregated $2.8 billion as of September 30, 2000, compared to $3.5 billion as of October 2, 1999.

Net cash used by operations was $1.1 billion for the nine months ended September 30, 2000, as compared to $2.0 billion in cash provided by operations for the nine months ended October 2, 1999. The change in the cash flow from operations was primarily due to an increase in accounts receivable in the Personal Communications and Global Telecom Solutions segments, an increase in inventory in the Personal Communications Segment, and a decrease in accounts payable and accrued liabilities.

Net cash used by investing activities was $2.3 billion for the nine months ended September 30, 2000, as compared to $233 million in cash provided by investing activities for the nine months ended October 2, 1999. The increase in cash used by investing activities for the first nine months of 2000 compared to the first nine months of 1999 was primarily due to increased capital expenditures. Capital expenditures for the first nine months of 2000 aggregated $2.8 billion, as compared to $1.6 billion for the first nine months of 1999. Of these expenditures, approximately $1.7 billion and $815 million, respectively, were spent in the Semiconductor Products Segment. For 2000, total capital expenditures are expected to be $4.6 billion, of which $2.6 billion is expected to be spent in the Semiconductor Products Segment, compared to $2.9 billion in 1999. For the nine months ended September 30, 2000, the Company received $1.1 billion in proceeds from the sale of investments. The Company utilized these proceeds for acquisitions and additional investments during the period of $1.1 billion.

Net cash provided by financing activities was $2.9 billion for the nine months ended September 30, 2000, as compared to $266 million cash used for financing activities for the nine months ended October 2, 1999. The increase in cash from financing activities for the first nine months of 2000 compared to the first nine months of 1999 was primarily due to $2.8 billion in proceeds from commercial paper and short-term borrowings to meet the increase in cash needs from operations primarily related to working capital. The Company's ratio of net debt to net debt plus equity was 22.1 percent at September 30, 2000 compared to 8.2 percent at December 31, 1999.

The Company's total domestic and non-U.S. credit facilities were $4.2 billion at September 30, 2000, of which $275 million was used. The remaining $3.9 billion, together with available cash and cash equivalents and other sources of liquidity, was available to support outstanding commercial paper that totaled $5.3 billion.

Some purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases.
Financing may include all or a portion of the purchase price and working capital. The Company may also assist customers in obtaining financing from banks and other sources. As the Company seeks to obtain contracts to provide infrastructure equipment for third-generation (3G) wireless networks, there is a likelihood that the Company will provide an increased amount of financing in connection with some of these contracts.

At September 30, 2000, the Company's aggregate commitment to provide financing to third party vendors was $3.8 billion, of which $2.8 billion had been utilized.

At September 30, 2000, the Company's commitment for off-balance sheet third-party financial guarantees aggregated $691 million, of which $516 million had been utilized.

The Company's aggregate commitments represent the maximum amounts available. Present and future commitments may not be completely utilized.

The Company believes that it can continue to access the capital markets in 2000, if necessary, on acceptable terms and conditions. However, factors outside of the Company's control, such as the liquidity of the capital markets, may affect the Company's ability to access the capital markets on favorable terms.

Return on average invested capital, based on the performance of the four preceding quarters ending with September 30, 2000, was 7.9 percent, compared with 4.6 percent based on the performance of the four preceding quarters ending October 2, 1999. The Company's current ratio, weeks receivable, and inventory turns (using the cost-of-sales calculation method) were 1.26, 8.6, and 5.3, respectively, at September 30, 2000, compared to 1.36, 7.7, and 5.9, respectively, at December 31, 1999.

Iridium Program
---------------

At September 30, 2000, the Company owned, directly and indirectly, approximately 18% of the equity interests in Iridium LLC and its operating subsidiaries (Iridium LLC and its operating subsidiaries are collectively referred to as "Iridium") and a significant portion of a series of Iridium bonds. Since August 1999, Iridium has operated as debtors-in-possession under Chapter 11 of the U.S. Federal Bankruptcy Code. On March 17, 2000, Iridium began the process of winding down and liquidating its operations because no qualified bid to purchase the Iridium satellites was timely received. At the same time, the Company began the process of finalizing a plan for the decommissioning of the Iridium constellation and continued with the process of shutting down its Iridium-related operations.

On October 26, 2000, Iridium Satellite LLC, a newly formed entity, submitted a bid to the United States Bankruptcy Court in the Southern District of New York to acquire the assets of Iridium. A hearing has been scheduled for November 8, 2000, for the bankruptcy court to approve this bid. If so approved, the terms of the bid currently provide that the acquisition should be completed no later than November 30, 2000.

The Company had several contracts with Iridium, primarily for the operation and maintenance of the global personal communications system. The Company stopped recognizing revenue on the operations and maintenance contract with Iridium after the second quarter of 1999, and continued to perform its services under that contract throughout 1999 without being paid, although the Company has not waived its right to receive payment. Although not contractually required to do so, the Company is continuing to operate the Iridium system without compensation. The Company currently expects to continue operating the system only until Iridium Satellite LLC acquires Iridium's assets or until a plan to decommission the Iridium constellation is finalized. The Company currently expects to continue to perform some services without compensation during this period, although it has not waived its right to seek compensation.

At December 31, 1999 the Company had $1.8 billion of reserves related to the Iridium program. There have been no charges recorded in 2000 related to the Iridium program. In the third quarter of 1999 the Company recorded a special charge of $994 million (i) to increase its reserve related to its financial exposure to the Iridium project to a level consistent with its expectation of Chapter 11 financial restructuring of Iridium and (ii) to write down the remaining value of the Iridium bonds it held.

The following table displays a rollforward by category from December 31, 1999 to September 30, 2000, of the remaining accrual balances:

                                                              Accruals     Q1 & Q2                  Accruals
                                                                 At          2000       Q3 2000        At
                                                              Dec. 31,     Amounts      Amounts     Sept. 30,
                                                               1999         Used         Used         2000
                                                              --------     -------      -------     ---------
Accounts Receivable                                            $  661      $  (661)      $  -         $  -

Bank Guarantees and Other Financial Commitments                $   50      $     -       $  -         $ 50

Investments, Contractual Commitments and Other Obligations     $1,087      $  (686)      $(46)        $355
                                                               ------      -------       -----        ----
Totals                                                         $1,798      $(1,347)      $(46)        $405
                                                               ======      =======       =====        ====

Through September 30, 2000 the Company utilized $1.4 billion of reserves including $661 million for accounts receivable write-offs and $732 million primarily for inventory and other asset write-offs. The total amount used through September 30, 2000 of $1.4 billion reflects approximately $155 million in cash payments and $1.2 billion in write-offs. The cash payments were primarily for costs associated with the wind-down of Iridium operations and Iridium gateway debt guarantees. Of the remaining $405 million accrual balance as of September 30, 2000, the Company expects to make approximately $318 million in cash payments and $87 million in write-offs. There were no reserves used in the first three quarters of 1999.

The reserve related to the Iridium program as of September 30, 2000 was $405 million, of which $282 million was included in accrued liabilities, $53 million was included as a contra asset, in inventories, $45 million was included as a contra asset, in property, plant and equipment, and $25 million was included as a contra asset, in other assets. The development and commercialization reserve as of December 31, 1999 was $1.8 billion, of which $869 million was included in accrued liabilities, $734 million was included as a contra asset, in inventories, $79 million was included as a contra asset, in property, plant and equipment, $72 million was included as a contra asset, in other assets, $39 million was included in other liabilities, $4 million was included in accounts payable, and $1 million was included as a contra asset, in accounts receivable, in the condensed consolidated balance sheets. These reserves are believed by management to be sufficient to cover the Company's Iridium exposures. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium project.

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

Risk Management
---------------

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

At September 30, 2000 and October 2, 1999, the Company had net outstanding foreign exchange contracts totaling $4.2 billion and $1.9 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. At September 30, 2000, deferred gains totaled $40.7 million, and deferred losses totaled $1.8 million. At October 2, 1999, deferred gains totaled $2.1 million, and deferred losses totaled $14.0 million. The following table shows, in millions, the five largest net foreign exchange hedge positions as of September 30, 2000 and October 2, 1999:

                      Sept. 30,        Oct. 2,
Buy (Sell)              2000            1999
---------------------------------------------
Japanese Yen             (1,623)        (479)
Euro                       (710)        (677)
British Pound              (710)          39
Chinese Renminbi           (600)        (200)
Malaysia Ringgit            134           45
---------------------------------------------

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

Euro Conversion:
----------------

On January 1, 1999, the Euro was created and eleven of the fifteen member countries of the European Union (EU) established fixed conversion rates between their existing national currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date. In June 2000, Greece became the twelfth EU country to adopt the Euro. Until January 1, 2002, either the Euro or a participating country's present currency (a `national currency') will be accepted as legal currency. On or before January 1, 2002, Euro-denominated notes and coins will begin to be issued and national currencies will start to be withdrawn from circulation.

The Company has established a Euro project plan with two phases. Each business segment is responsible for following this plan, and internal audit is reviewing progress against established milestones. Phase I of the plan was to enable the Company to be `Euro-capable', meaning able to process Euro transactions and comply with all relevant EU and national regulations. This was accomplished by January 1, 1999 by all business segments. Phase II of the plan is intended to enable all Motorola businesses in Europe to become `Euro-functional', meaning that the functional currency used by the businesses in relevant countries will be the Euro. Completion of Phase II has been targeted for January 1, 2001, with the exception of 2 business units that are targeting completion by July 1, 2001 and certain HR-related functions that will convert with the introduction of the Euro on January 1, 2002.

The Company will continue to evaluate the issues relating to the Euro conversion. However, based on its work to date, the Company believes that the introduction of the Euro and the phasing out of national currencies is unlikely to have a material adverse effect on its consolidated financial position, liquidity or results of operations.

For additional disclosure regarding the impact to the Company from the introduction of the Euro, see the information contained under the caption "Euro Conversion" on page F-23 of the appendix to the Company's Proxy Statement for its 2000 annual meeting of stockholders.

Recent Accounting Pronouncements:
---------------------------------

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138 (as amended, hereafter referred to as SFAS 133), which the Company is required to adopt in the first quarter of 2001. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. The impact of SFAS 133 on the Company's consolidated financial position, liquidity, and results of operations will depend upon a variety of factors, including future interpretive guidance from the FASB and the extent of the Company's hedging activities. The Company is continuing to take the necessary steps to implement SFAS 133. The Company does not expect the adoption of SFAS 133 to materially affect its consolidated financial position, liquidity, or results of operations.

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

Business Risks:
---------------

Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about research and development expenditures, depreciation expense, interest expense, tax rates, future special charges by the Company, the future of the Company's relationship with Teledesic LLC, the completion of pending transactions, capital expenditures, the need to provide or arrange financing for customers, the Company's ability to access the capital markets on acceptable terms and conditions, the outcome of Iridium's bankruptcy proceedings, future actions relating to the Iridium project, the impact of lawsuits and other claims in connection with the Iridium project on the Company, the impact of the Euro conversion, future hedging activity by the Company, the ability of counterparties to financial instruments to perform their obligations and the impact of recent accounting pronouncements on the Company. The Company wishes to caution the reader that the factors below and those on pages F-25 through F-28 of the appendix to Company's Proxy Statement for its 2000 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the impact of foreign currency fluctuations on the company, including the impact of the weakening Euro; (ii) the impact that lower than anticipated demand worldwide for cellular telephones will have on the Company's performance; (iii) the demand for the Company's products, including products related to new technologies such a Internet-ready phones; (iv) the Company's ability to achieve continued improvement in the profitability of its digital wireless telephone business, especially as it competes in the lower-tier wireless telephone market; (v) the Company's success in the emerging 3G market;
(vi) the demand for vendor financing and the Company's ability to provide that financing in order to remain competitive; (vii) continued improvement in the worldwide semiconductor industry and the Company's participation in that improvement; (viii) difficulties, delays or unexpected liabilities or expenses encountered in connection with the implementation of Iridium's liquidation proceedings or unfavorable outcomes to any currently pending or future litigation involving the Iridium project; (ix) pricing pressures and demand for the Company's products, especially if economic conditions worsen in the Company's markets; (x) the success of alliances and agreements with other companies to develop new products and services; (xi) unexpected revisions or cancellations to orders for products; (xii) product and technology development and commercialization risks, including for newer digital products; (xiii) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits; and (xiv) unexpected changes in the requirements for manufacturing capacity, which may necessitate different levels of capital expenditures.

Iridium(R) is a registered trademark and service mark of Iridium LLC.

Part II - Other Information

Item 1 - Legal Proceedings.
---------------------------

Silber, et al. v. Motorola, Inc., et al., filed on August 1, 1995 in the Supreme Court of The State of New York, County of Suffolk, is an action wherein it is
alleged that a traffic accident was caused by the use of a cellular phone.    On
July 24, 2000, the Appellate Division, Second Department, affirmed the summary judgment decision that Motorola had obtained on April 27, 1999. On August 23, 2000, plaintiffs filed a motion for reargument or, alternatively, leave to appeal to the Court of Appeals.

See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 1999 and Item 1 of Part II of the Company's Form 10-Qs for the periods ended April 1, 2000 and July 1, 2000 for additional disclosures regarding pending matters.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2 - Changes in Securities and Use of Proceeds.
---------------------------------------------------
Not applicable.


Item 3 - Defaults Upon Senior Securities.
-----------------------------------------
Not applicable.


Item 4 - Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------
Not applicable.


Item 5 - Other Information.
---------------------------
Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.
------------------------------------------
  (a)     Exhibits
          --------

  10.1  Motorola Incentive Plan of 2000, as amended through June 2,
        2000.

  10.2  Motorola Long Range Incentive Plan (LRIP) of 2000.

  12    Statement re: Computation of Ratio of Earnings to Fixed Charges.

  27    Financial Data Schedule (filed only electronically with the SEC).

  (b)     Reports on Form 8-K
          -------------------

      Not applicable.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MOTOROLA, INC.
                                   (Registrant)


Date:  November 6, 2000            By:/s/Anthony Knapp
                                   ------------------------------------
                                   Anthony Knapp
                                   Senior Vice President and Controller
                                   (Chief Accounting Officer and Duly
                                   Authorized Officer of the Registrant)

                                 EXHIBIT INDEX

Number     Description of Exhibits
------     -----------------------

10.1       Motorola Incentive Plan of 2000, as amended through June 2,
           2000.

10.2       Motorola Long Range Incentive Plan (LRIP) of 2000.

12         Statement re: Computation of Ratio of Earnings to Fixed Charges.

27         Financial Data Schedule (filed only electronically with the
           SEC).