Form 10-K
period 2000-12-31
MOTOROLA INC
filed 2001-03-30
CIK 68505

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    -----------------
                          COMMISSION FILE NUMBER 1-7221

                                 MOTOROLA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                        36-1115800
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

                              Yes  X    No
                                  ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2001 was approximately $48.7 billion (based on closing sale price of $22.81 per share as reported for the New York Stock Exchange-Composite Transactions).

         The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 2001 was 2,192,725,028.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                          DOCUMENT                                              LOCATION IN FORM 10-K
                                          --------                                            --------------------------
Portions of Registrant's Proxy Statement for 2001 Annual Meeting of Stockholders Including     Parts I, II, III and IV
Management's Discussion and Analysis and Consolidated Financial Statements

================================================================================

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             -----
PART I.........................................................................................................1
ITEM 1.  BUSINESS..............................................................................................1
     General...................................................................................................1
     Business Segments.........................................................................................1
         Personal Communications Segment.......................................................................1
         Global Telecom Solutions Segment......................................................................3
         Commercial, Government and Industrial Systems Segment.................................................4
         Broadband Communications Segment......................................................................5
         Semiconductor Products Segment........................................................................7
         Integrated Electronic Systems Segment.................................................................8
         Other Products Segment................................................................................9
     Other ....................................................................................................9
         Financial Information About Segments..................................................................9
         Customers.............................................................................................9
         Backlog...............................................................................................9
         Research and Development.............................................................................10
         Patents and Trademarks...............................................................................10
         Environmental Quality................................................................................10
         Miscellaneous........................................................................................10
         Financial Information About Foreign and Domestic Operations and Export Sales.........................11
     Business Risk Factors....................................................................................11
ITEM 2.  PROPERTIES...........................................................................................16
ITEM 3.  LEGAL PROCEEDINGS....................................................................................17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................19
Executive Officers of the Registrant..........................................................................19
PART II.......................................................................................................21
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................21
ITEM 6.  SELECTED FINANCIAL DATA..............................................................................21
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................21
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................21
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................21
PART III......................................................................................................22
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................22
ITEM 11.  EXECUTIVE COMPENSATION..............................................................................22
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................22
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................22
PART IV.......................................................................................................23
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................23
     14(a)(1)  Financial Statements...........................................................................23
     14(a)(2)  Financial Statement Schedule and Independent Auditors' Report..................................23
     14(a)(3)  Exhibits.......................................................................................23

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

ITEM 1:    BUSINESS

   General

    Motorola is a global leader in providing integrated communications solutions and embedded electronic solutions. These include:

    o Software-enhanced wireless telephone, two-way radio and messaging products and systems, as well as networking and Internet-access products, for consumers, network operators and commercial, government and industrial customers.

    o End-to-end systems for the delivery of interactive digital video, voice and high-speed data solutions for broadband operators.

    o Embedded semiconductor solutions for customers in the networking and computing, transportation, wireless communications and digital consumer/home networking markets.

    o Embedded electronic systems for automotive, industrial, transportation, navigation, communications and energy systems markets.

    Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196 (telephone number: 847-576-5000).

   Business Segments

    PERSONAL COMMUNICATIONS SEGMENT

    The Personal Communications Sector ("PCS" or the "segment") primarily designs, manufactures, sells and services wireless subscriber equipment including wireless telephones, iDEN(R) digital radio telephones, paging and advanced messaging devices and personal two-way radios, with related software and accessory products. Products are marketed worldwide through carriers, distributors, dealers, retailers, and, in certain markets, through licensees.

    During 2000, PCS initiated significant actions to realign its businesses and improve its cost structure. These actions focused on product simplification and restructuring of the supply chain. Product simplification actions resulted in the discontinuation of multiple products, primarily analog and first-generation digital telephones. Supply-chain actions resulted in (i) the downsizing of several facilities, (ii) the sale of a factory in Dublin, Ireland and (iii) initiating the exit from a factory in Boynton Beach, Florida, which is expected to be completed in 2001. In addition, supply agreements and alliances were formed with major outsourcing companies to improve the cost-competitiveness of the business. In a continued effort to reduce costs in its wireless handset business, PCS has announced additional business reorganization actions in 2001. These actions, which are expected to result in employment reductions of 12,000 positions from December 2000 levels, will affect all aspects of the business, across all geographies.

    Generally, the segment carries reasonable product inventories in distribution centers to meet customer delivery requirements. During 2001, the segment experienced a significant inventory build-up because its supply-chain strategy was based on an unfulfilled expectation of higher sales of wireless phones. The segment expects inventory levels to decrease during 2001 as it continues to improve its supply-chain management. Inventory management remains an area of focus as PCS balances the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

    PCS does not permit customers to return merchandise and does not grant extended payment terms unless necessary to meet unique market conditions.

    The segment experiences intense competition in worldwide markets from numerous global competitors, including some of the world's largest companies. In particular, the segment has experienced significant competition in the market for digital wireless products. Competitive factors in the market for the segment's products include: technology offered; price; product performance, quality, features and warranty; consumer design; delivery terms; the quality and availability of service; company image and strength of brand; relationship with key customers, and time-to-market.

    The segment's backlog amounted to $2.1 billion at December 31, 2000 and $2.8 billion at December 31, 1999. The 2000 order backlog is believed to be generally firm and 100% of that amount is expected to be shipped in 2001. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the percentage of the 2000 backlog actually shipped to change.

    Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of new licenses required to use frequencies. Typically, governments sell these licenses at auctions. Over the last several years, the cost of these licenses has increased significantly, particularly for frequencies used in connection with third-generation (3G) wireless technology. The significant cost for licenses may slow the growth of the industry if service providers do not purchase new licenses or delay introducing new technology and upgrading their systems. The segment's results could be adversely affected if this occurs.

    Materials used in the segment's operations are generally second-sourced to ensure a continuity of supply. Occasionally, shortages or extended delivery periods have occurred in various component parts, the effects of which have generally been industry-wide and short in duration. Shortages did occur in the first half of 2000. These shortages are not expected to occur in 2001. Energy necessary for the segment's manufacturing facilities consists of electricity, natural gas and gasoline, all of which are currently in generally adequate supply. The segment's facilities are highly automated and, therefore, require a reliable source of electrical power. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment's results.

    Patent protection is extremely important to the segment's operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. Motorola licenses technologies related to these patents and receives income from these licenses. Motorola is also licensed to use certain patents owned by others. The protection of these licenses is also important to the segment's operations. Reference is made to the material under the heading "General" for information relating to patents and trademarks, research and development activities and the seasonality and volatility of business with respect to this segment.

    PCS's headquarters are located in Libertyville, Illinois. Its major facilities are located in Libertyville and Harvard, Illinois; Boynton Beach and Plantation, Florida; Easter Inch, Scotland; Flensburg, Germany; Tianjin, China; Penang, Malaysia; Singapore; Bangalore, India; Chihuahua, Mexico, and Jaguariuna, Brazil. PCS also has interests in two Korean cellular handset design and manufacturing firms, cellular joint ventures in Hangzhou and Shanghai, China, and a manufacturing licensee in China. PCS also uses several original equipment manufacturing ("OEM") contractors to support its worldwide manufacturing needs. Additional engineering, software development and administration offices are located in San Diego, California; Champaign, Illinois; Ft. Worth, Texas; Tokyo, Japan; Beijing, China, and Seoul, Korea. As described above, PCS sold its facility in Dublin, Ireland and is ceasing manufacturing operations at its factory in Boynton Beach, Florida. The segment has also announced that it expects to cease manufacturing operations at its Harvard, Illinois facility and sell its Bangalore, India facility by mid-2001. The Harvard facility will serve as a customer order fulfillment and new product sourcing center.

    GLOBAL TELECOM SOLUTIONS SEGMENT

    The Global Telecom Solutions Sector ("GTSS" or the "segment"), formerly known as the Network Solutions Sector, primarily designs, manufactures, sells, installs and services cellular and fixed digital wireless infrastructure equipment. The satellite communications business, which was also included in this segment for 1999 and prior, no longer contributes to the segment's results.

    GTSS wireless infrastructure products include electronic exchanges (i.e., telephone switches), base site controllers and radio base stations for Code Division Multiple Access (CDMA), Personal Digital Cellular (PDC), Global System for Mobile Communications (GSM) and integrated digital enhanced network (iDEN(R)) technologies. Products are marketed worldwide through a direct sales force, licensees or agents.

    The nature of GTSS's business is large, long-term contracts with major operators. Therefore, the individual loss of any large customer could have a material adverse affect on the segment's business. In addition, the financial condition of the major operators and their level of capital spending is important to the segment's business. Increasingly, network operators are requiring suppliers, like GTSS, to provide or arrange for long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price, as well as working capital, and can be sizable. GTSS may also assist customers in obtaining financing from banks or other sources. GTSS expects that the need to provide this financing or arrange financing for its customers will continue, and may become increasingly important.

    For GTSS, payment terms are particular to individual contracts, some of which provide for the holdback of certain residual amounts due to Motorola until system acceptance by the customer. Consistent with industry practices, GTSS permits returns under normal contract warranty terms. For large initial systems, related revenue is deferred if the contract provides for a right of return. Occasional shortages of required purchased components do occur; however, this is not considered a pervasive issue.

    The segment experiences intense competition in worldwide markets from numerous competitors, ranging in size from some of the world's largest companies to small, specialized firms. In particular, the segment has experienced significant competition in the market for digital products. Competitive factors in the market for the segment's products include: technology offered; price; availability of vendor financing; product and system performance, product features, quality, delivery, availability and warranty; the quality and availability of service; company image; relationship with key customers, and time-to-market.

    The segment's backlog amounted to $2.1 billion at December 31, 2000 and $2.2 billion at December 31, 1999. The 2000 order backlog is believed to be generally firm and 100% of that amount is expected to be shipped in 2001. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the percentage of the 2000 backlog actually shipped to change.

    Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the United States and other countries throughout the world, and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of the new licenses required to use frequencies. Typically, governments sell these licenses at auctions. Over the last several years, the cost of these licenses has increased significantly, particularly for frequencies used in connection with third-generation (3G) technology. The significant cost for licenses may slow the growth of the industry if service providers do not purchase new licenses or delay introducing new technology and upgrading their systems. Such occurrences might have an effect on the segment's results.

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

    GTSS's headquarters are located in Arlington Heights, Illinois. Major design centers include Arlington Heights and Schaumburg, Illinois; Chandler, Arizona; Fort Worth, Texas; Cork, Ireland; Vancouver, British Columbia, and Swindon, England. GTSS operates manufacturing facilities in Schaumburg, Illinois; Fort Worth, Texas; Jaguariuna, Brazil; Hangzhou and Tianjin, China, and Swindon, England. During 2000, GTSS decided to discontinue its wireless local loop and broadband fixed wireless products and exit the SpectraPoint Wireless joint venture with Cisco Systems, Inc.

    COMMERCIAL, GOVERNMENT AND INDUSTRIAL SYSTEMS SEGMENT

    The Commercial, Government and Industrial Systems Sector ("CGISS" or the "segment") provides integrated information and communications solutions for commercial, government and industrial customers worldwide. Its Radio Solutions business primarily designs, manufactures, sells, installs and services analog and digital two-way radio voice and data communications products and systems to a wide range of public safety, government, utility, transportation and other worldwide markets. The Integrated Information Solutions business provides advanced government electronics and communications solutions primarily for military and space applications. In recent years, CGISS has expanded its portfolio and delivers comprehensive end-to-end solutions to public-safety and large-enterprise customers through the application of converged information and communications technologies. The business also provides platforms for smart card products and systems, as well as advanced radio frequency identification (RFID) technology offerings. CGISS also provides network management services for two-way radio network customers.

    The principal customers for two-way radio products and systems include: public-safety agencies, such as police and fire; highway maintenance departments; forestry services; petroleum companies; gas, electric and water utilities; telephone companies; diverse industrial companies; mining companies; transportation companies, such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals, and companies in the construction, vending machine and service businesses. These products are also sold and leased to various federal agencies for a variety of uses.

    The principal customers for government electronics and communications solutions include various military and defense departments within the U.S. and other governments and the National Aeronautics and Space Administration. The emerging market for integrated information and communications technology solutions includes public-safety and other municipal agencies and large commercial enterprises.

    Users of two-way radios are regulated by a variety of governmental and other regulatory agencies throughout the world. In the United States, users of two-way radios are licensed by the Federal Communication Commission ("FCC"), which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. The FCC's authority includes, among other things, the power to classify radio stations, prescribe the nature of the service to be rendered by each class of station, assign frequencies to the various classes of stations and regulate the kinds of equipment that may be used. Regulatory agencies in other countries have similar types of authority. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the two-way radio communications industry may be affected, however, by the rules and regulations of the FCC or other regulatory agencies relating to the allocation of frequencies for land mobile communications users, especially in urban areas where such frequencies are heavily used. Consequently, the segment's business and results could be affected by these rules and regulations.

    The products manufactured and marketed by CGISS are sold directly through
(i) its own distribution force, (ii) independent authorized distributors and dealers, (iii) commercial mobile radio service operators and (iv) independent commission sales representatives. The direct distribution force also provides system engineering and installation and other technical and systems management services to meet customers' particular needs. A customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of Motorola-authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations. Subscriber units are sold directly and through indirect distribution channels.

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

    This segment experiences widespread, intense competition from numerous competitors, ranging from some of the world's largest diversified companies to foreign state-owned telecommunications companies to many small, specialized firms. In addition, CGISS faces competition from numerous companies whose principal manufacturing operations are located outside the United States, which may serve to reduce their manufacturing costs and enhance their brand recognition in their locale. Competitive factors for CGISS products, systems and solutions include: price; technology offered; product performance, quality, delivery and availability, and the quality and availability of service and systems engineering, with no one factor being dominant. An additional factor is the availability of vendor financing, as infrastructure customers continue to look to equipment vendors as an additional source of financing.

    This segment's backlog amounted to $2.3 billion at December 31, 2000 and $2.0 billion at December 31, 1999. The 2000 backlog amount is believed to be generally firm, and approximately 75% of that amount is expected to be shipped during 2001. This forward-looking estimate of the firmness of such orders is subject to future events, which may cause the percentage of the 2000 backlog actually shipped to change.

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

    This segment's headquarters are located in Schaumburg, Illinois, with major manufacturing/assembly facilities in Schaumburg, Illinois; Plantation, Florida; Scottsdale, Arizona; Arad, Israel; Penang, Malaysia; Berlin, Germany; Tianjin, China, and Jaguariuna, Brazil. CGISS sold the business operations at its Mount Pleasant, Iowa facility in the first quarter of 2001.

    BROADBAND COMMUNICATIONS SEGMENT

    On January 5, 2000, Motorola and General Instrument Corporation completed their previously announced merger. Following the merger, the Broadband Communications Sector ("BCS" or the "segment") was formed. The segment designs, manufactures and sells digital and analog systems and set-top terminals for wired and wireless cable television networks; high speed data products, including DOCSIS cable modems, as well as emerging Internet Protocol (IP)-based telephony products; hybrid fiber/coaxial network transmission systems used by cable television operators; digital satellite television systems for programmers; direct-to-home (DTH) satellite networks and private networks for business communications, and high-definition digital broadcast products for the cable and broadcast industries.

    The segment's products are marketed primarily to cable television operators, satellite television programmers, and other communications providers worldwide. Demand for the segment's products will depend primarily on capital spending by these communications providers for constructing, rebuilding or upgrading their communications systems. The amount of capital spending, and therefore, a majority of the segment's sales and profitability will be affected by a variety of factors, including: general economic conditions; the continuing trend of consolidation within the cable industry; the financial condition of cable television system operators and alternative communications providers, including their access to financing; technological developments; standardization efforts that impact the deployment of new equipment, and new legislation and regulations affecting the equipment sold by the segment.

    There is a continuing trend of consolidation within the cable industry worldwide, where a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable television system operators. The loss of business from a significant operator could have a material adverse effect on the segment's business. The segment does not have any material long-term contracts with its customers.

    The segment's communications equipment is sold primarily through sales personnel employed by the segment who are skilled in the technology of these systems.

    The segment's products compete with those of a substantial number of companies headquartered in the United States and throughout the world, and the rapid technological changes occurring in the segment's markets are expected to lead to the entry of new competitors. Competitive factors for BCS products, systems and solutions include: technology offered; product and system performance, features, quality, delivery and availability, and price. The segment believes that it enjoys a strong competitive position because of its large installed cable television equipment base, its strong relationships with the major communications systems operators worldwide, its technological leadership and its new product development capabilities.

    The segment's backlog amounted to $1.0 billion at December 31, 2000 and $784 million at December 31, 1999. The 2000 order backlog is believed to be firm and 100% of that amount is expected to be shipped in 2001. The forward-looking estimates of the firmness of such orders is subject to future events, which may cause the percentage of the 2000 backlog actually shipped to change.

    The sources of raw materials come primarily from large multinational corporations supplying the electronics and telecommunications industries. In general, the segment has access to several sources of supply for each component in its major products; however the segment does source components that are currently available only from single sources. The segment has in effect inventory controls and other policies intended to minimize the effect of any interruption in the supply of components. The segment currently sole sources certain parts from Broadcom Corporation for its digital set top terminals and DOCSIS cable modems. Any material disruption in supply from Broadcom for certain products would have a material adverse impact on the segment's operations. Electricity is the primary source of energy required for our foreign manufacturing operations. These operations do not have significant risk relating to the availability of this energy source; however, possible shortages in the supply of electricity would affect the segment's operations.

    The segment seeks to build upon its core enabling technologies, digital compression, encryption and conditional access and control, in order to lead the transition of the worldwide market for broadband communications networks. The segment's policy is to protect its proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology and improvements that the segment considers important to the development of its business. Although the segment's management believes that its patents provide a competitive advantage, the segment will also rely on its proprietary knowledge and ongoing technological innovation to develop and maintain its competitive position, and will periodically seek to include its proprietary technologies in certain patent pools that support the implementation of standards. The segment participates as a founder of MPEG LA to allow for broad deployment of MPEG-2 compliant systems. The segment has also licensed its digital technology, including DigiCipher(R) II/MPEG-2, to other equipment suppliers. The segment has also entered into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. These license agreements require the payment of certain royalties that are not expected to be material to the segment's financial results.

    BCS's headquarters are located in Horsham, Pennsylvania, with major research and development offices in San Diego, California; Mansfield, Massachusetts, and Arlington Heights, Illinois. BCS operates manufacturing facilities in Taipei, Taiwan; Nogales, Mexico; Singapore; Bad Salzdetfurth and Nuremberg, Germany, and Fort Worth, Texas. BCS has several sales offices throughout North America, Europe, Latin America and the Asia Pacific regions.

    SEMICONDUCTOR PRODUCTS SEGMENT

    The Semiconductor Products Sector ("SPS" or the "segment") designs, produces and sells integrated semiconductor and software solutions for customers serving the networking and computing, transportation, wireless communication and digital consumer/home networking markets.

    Semiconductors control and amplify electrical signals and are used in a broad range of electronic products, including consumer electronic products, computers, communications equipment, solid-state ignition systems and other automotive electronic products, major home appliances, industrial controls, robotics, aircraft, space vehicles and automatic controls.

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

    In general, merchandise sold to customers is warranted for the longer of (i) the product warranty period of the distributor or (ii) three years. The segment and its results are affected by the cyclical nature of the semiconductor industry. Available capacity, cyclical customer demands, new product introductions and aggressive pricing has and could continue to impact its business and results. The segment's capacity for certain products has been increased to meet current market demand. In addition, the segment supplements its internal manufacturing capacity with joint venture manufacturing facilities and purchases of products from outside vendors.

    The semiconductor industry is subject to rapid changes in technology. This requires a high level of capital spending and an extensive research, development and design program to maintain state-of-the-art technology. Accordingly, SPS maintains an extensive research and development program in advanced semiconductor technology and a significant portion of Motorola's capital expenditures have historically been, and are expected to continue to be, for semiconductor facilities.

    SPS experiences intense competition from numerous competitors ranging from large companies offering a full range of products to small companies specializing in certain segments of the market. The competitive environment also is changing as a result of increased alliances between competitors. The segment competes in many semiconductor markets, including the telecommunications, personal computer/work station, industrial, transportation, consumer, computer and distributor markets. Important factors in competition include: price; technology offered; product features, quality, availability and warranty; the quality and availability of service; time-to-market, and company image. The ability to develop new products to meet customer requirements and to meet customer delivery schedules are also competitive factors.

    The segment's backlog amounted to $1.6 billion at December 31, 2000 and $1.7 billion at December 31, 1999. Orders may be and are placed by customers for delivery up to 12 months in the future but, for purposes of calculating backlog, only the next 13 weeks requirements are reported. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Binding agreements calling for the sale of specific quantities at specific prices are, typically, contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, the segment believes that most of its order backlog is cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

    The segment is not currently experiencing any shortages in obtaining raw materials. A significant portion of certain materials and parts used by SPS is supplied from a single country. With respect to these and other materials, the segment is constantly evaluating additional sources of supply to minimize the risk of obtaining materials from only a few sources. Electricity, oil and natural gas are used extensively in the segment's operations. All of these energy sources are available in adequate quantities for current needs. Electricity and oil are the primary energy sources for the segment's foreign operations, and, presently, there are no shortages of these sources; although the reliability of electrical power has been a problem from time to time at certain facilities outside of the U.S. Difficulties in obtaining any of the aforementioned items could affect SPS's results.

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

    The Semiconductor Products segment's headquarters are located in Austin, Texas. Its major facilities are located in Austin, Texas; Chandler, Mesa and Tempe, Arizona; Tianjin, China; Toulouse, France; Munich, Germany; Kwai Chung and Tai Po, Hong Kong; Sendai and Tokyo, Japan; Tel Aviv, Israel; Kuala Lumpur, Malaysia; Singapore, and East Kilbride and South Queensferry, Scotland. SPS is consolidating its production network into fewer integrated "anchor" sites for economies of scale and improved efficiency.

    INTEGRATED ELECTRONIC SYSTEMS SEGMENT

    The Integrated Electronic Systems Sector ("IESS" or the "segment") designs, manufactures and sells automotive and industrial electronics systems and solutions, portable energy storage products and systems, multi-function embedded board and computer system products, and telematics products and solutions. The segment is being reported as a separate segment for the first time in 2000. It was previously part of the "Other Products" segment.

    The Automotive and Industrial Electronics Group ("AIEG") uses its high-quality application and engineering expertise to design and sell custom electronic solutions for original equipment manufacturers ("OEMs"), including foreign and domestic automobile manufacturers, heavy vehicle manufacturers, farm equipment manufacturers and industrial customers.

    The Energy Systems Group ("ESG") delivers complete portable energy system solutions for many of today's leading brand-name mobile phones, notebooks, palm computers, and other portable electronic products. A significant portion of ESG sales is to other industry segments within Motorola, primarily the wireless telephone business.

    The Motorola Computer Group ("MCG") specializes in embedded computing technology that is integrated by OEMs into a wide variety of products, including: products and solutions utilized in telecommunications infrastructures; CAT scanners and MRI medical systems; flight simulators, and semiconductor manufacturing equipment.

    The Telematics Communications Group ("TCG") provides automotive customers with integrated wireless phones and a variety of wireless Internet systems, including navigation and driver safety, and hands-free Internet access.

    A significant part of the segment's business is dependent upon other Motorola businesses, collectively, and three external customers. Each of these key customers is served by more than one group within the segment, and with multiple product offerings within the groups. The loss of a significant portion of these customers' business could have a material adverse effect upon the segment. The sale of the electronic ballast business, Motorola Lighting, Inc., was completed in the first quarter of 2000.

    Demand for the products of AIEG and TCG is linked to automobile sales in the United States and other countries. Demand for ESG products is substantially linked to the sales of other industry segments within Motorola. Demand for MCG products is linked to demands for manufacturing systems, imaging, and telecommunications products in the United States and other countries. The segment experiences competition from numerous global competitors, including automobile manufacturers' internal or affiliated electronic control suppliers. Competitive factors in the sale of IESS products include: price; product quality, performance and delivery; supply integrity; quality reputation; responsiveness, and design and manufacturing technology. An additional factor for MCG products is the availability of software. In certain circumstances, IESS permits customers to return products in accordance with industry practices.

    The segment's backlog amounted to $407 million at December 31, 2000 and $356 million at December 31, 1999. The 2000 backlog for the segment is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 2001. This forward looking estimate of the firmness of such orders is subject to future events that may cause the percentage of the 2000 backlog actually shipped to change.

    All materials used by IESS in its operations have good availability at this time. The segment uses electricity and gas in its operations, which are currently adequate in supply. However, difficulties in obtaining any of the aforementioned items could affect the results for IESS.

    Patent protection is important to the segment's business. Reference is made to the material under the heading "General" for information relating to patents and trademarks and research and development activities with respect to this segment.

    The segment's headquarters are located in Northbrook, Illinois. It also has major facilities located in Tempe, Arizona; Elk Grove, Illinois; Elma, New York; Seguin, Texas; Tianjin, China; Angers, France, and Penang, Malaysia. The segment sold its electronic ballast manufacturing facility in Lake Zurich, Illinois and sold its facility in Dublin, Ireland. It is in the process of closing its manufacturing facilities in Lawrenceville, Georgia; Harvard, Illinois, and Stotfold, England.

    OTHER PRODUCTS SEGMENT

    The Other Products segment is comprised primarily of: (i) the Personal Networks Group, which focuses on the development of servers, applications and internet solutions; (ii) the Network Management Group, which holds and manages investments in wireless network operators; (iii) other corporate programs, and
(iv) Next Level Communications, Inc., a publicly-traded subsidiary in which Motorola has a controlling interest as a result of the merger with General Instrument.

    Other

    Financial Information About Segments. The response to this section of Item 1 incorporates by reference Note 9, "Information by Segment and Geographic Region," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

    Customers. Motorola is not dependent for a material part of its overall business upon a single or a very few customers. Approximately 2.0% of Motorola's total sales and revenues in 2000 were received from various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.

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


             December 31, 2000................................................. $9.62 billion
             December 31, 1999................................................. $9.92 billion

    Except as previously discussed in this Item 1, the orders supporting the 2000 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 94% of orders on hand at December 31, 2000 are expected to be shipped during 2001. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.

    Motorola recognizes revenue at the time of shipment, and accruals are established for price protection, returns and cooperative marketing programs with distributors. For long-term contracts, Motorola uses the percentage-of-completion method to recognize revenues and costs. For contracts involving new technologies, revenues and profits or parts thereof are deferred until technological feasibility is established, customer acceptance is obtained and other contract-specific terms have been completed.

    Research and Development. Motorola's business segments participate in very competitive industries with constant changes in technology. Throughout its history, Motorola has relied, and continues to rely, primarily on its research and development programs for the development of new products, and on its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola's business segments on a regular basis. Management believes, looking forward, that Motorola's commitment to research and development programs, both to improve existing products and services and to develop new products and services, together with its utilization of state-of-the-art technology, should allow each of its segments to remain competitive.

    Research and development expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $4.44 billion in 2000, $3.56 billion in 1999 and $3.12 billion in 1998. In addition, research funded under customer-sponsored contracts amounted to approximately $110 million in 2000, $218 million in 1999 and $516 million in 1998. Over the past three years, Motorola has increased its research and development expenditures (particularly in the Global Telecom Solutions segment) because it continues to believe that a strong commitment to research and development is required for long-term growth. However, in the short-term, Motorola expects research and development expenditures in 2001 to be lower than in 2000.

    Approximately 21,000 professional employees were engaged in such research activities (including customer-sponsored contracts) during 2000.

    Patents and Trademarks. As of December 31, 2000, Motorola owned approximately 11,300 utility and design patents in the United States and 11,800 patents in foreign countries. These foreign patents are mostly counterparts of Motorola's U.S. patents, but an increasing number result from research conducted outside the United States and are originally filed in the country of origin. During 2000, Motorola was granted 1,265 U.S. utility and design patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. In some instances, certain of the patents licensed by Motorola to others have generated meaningful amounts of income to Motorola.

    Motorola has obtained registration of the "MOTOROLA" and "Stylized M Logo" trademarks and has adopted and made application for the "INTELLIGENCE EVERYWHERE" trademark throughout the world to designate its products and services across all businesses of the company. Worldwide recognition of these marks has resulted in their categorization as "famous" marks. These marks are valuable corporate assets. Certain other trademarks and service marks of Motorola are registered in relevant markets. Motorola's increasing focus on marketing products directly to consumers is reflected in an increasing emphasis on brand equity creation and protection. In the consumer brand arena, four separate target categories have been designated by the ACCOMPLI(TM), TALKABOUT(R), TIMEPORT(TM) and V.SERIES(TM) brands. Global registration and support for these new brands is an ongoing priority. The DIGITAL DNA(TM) brand remains a strong and highly visible presence in the semiconductor branding strategy.

    Environmental Quality. Motorola operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The balance of the response to this section of Item 1 incorporates by reference the information contained under the caption "Environmental and Legal" in Note 8, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

    Miscellaneous. At December 31, 2000, there were approximately 147,000 employees of Motorola and its subsidiaries. The business of Motorola and its industry segments has certain seasonal characteristics: the Semiconductor Products segment has tended to have stronger, seasonally-adjusted sales in the first half of the year; and sales of products, such as wireless telephones and pagers, in consumer markets tend to increase in the fourth quarter. An increase or decrease in large system orders in our infrastructure businesses could cause volatility in orders, revenues and profits recognized in any particular period.

    Financial Information About Foreign and Domestic Operations and Export
Sales.

    Domestic export sales to third parties were $1.91 billion, $2.58 billion and $3.24 billion for the years ended December 31, 2000, 1999 and 1998, respectively. Domestic export sales to affiliates and subsidiaries, which are eliminated in consolidation, were $7.28 billion, $6.72 billion and $5.06 billion for the years ended December 31, 2000, 1999 and 1998, respectively.

    The remainder of the response to this section of Item 1 incorporates by reference Note 8, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and the "2000 Compared to 1999" and "1999 Compared to 1998" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the appendix to Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

    Business Risk Factors. Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) "Personal Communications Segment," about planned exits from manufacturing facilities, expected employment reductions, expected shipments during 2001, future inventory levels, the allocation and regulation of frequencies, the impact of the significant cost for 3G licenses, component shortages, and the availability of supplies and labor;
(ii) "Global Telecom Solutions Segment," about the impact from the loss of key customers, expected shipments during 2001, the need for increased vendor financing, the allocation and regulation of frequencies, the impact of the significant cost for 3G licenses, and the availability of supplies and labor;
(iii) "Commercial, Government and Industrial Systems Segment," about the allocation and regulation of frequencies, expected shipments during 2001, and the availability of supplies; (iv) "Broadband Communications Segment," about the impact from the loss of key customers, expected shipments during 2001, and the availability of supplies; (v) "Semiconductor Products Segment," about the impact from the loss of key customers, the impact of available capacity, cyclical customer demands, new product introductions and aggressive pricing, capital expenditures, expected shipments during 2001, backlog and the availability of supplies; (vi) "Integrated Electronic Systems Segment," about the impact from the loss of key customers, expected shipments during 2001, and the availability of supplies; (vii) "General," about expected shipments during 2001, seasonality of business, large system orders and competitiveness through research and development and utilization of technology; (viii) "Item 2: Properties," about the completion of facilities currently being constructed and plans to sell or shut down currently operating facilities; and (ix) "Item 3: Legal Proceedings," about the ultimate disposition of pending legal matters.

    Motorola wishes to caution the reader that the following important business risks and factors, and those business risks and factors described elsewhere in this report or Motorola's other Securities and Exchange Commission filings, could cause Motorola's actual results to differ materially from those stated in the forward-looking statements.

Impact of the Slowing Economy

         o The overall economy is in the midst of a sharp slowdown that began in the latter stages of 2000. The length and severity of this slowdown could have a significant impact on Motorola's near-term financial results. The success of ongoing changes in fiscal, monetary and regulatory policies worldwide will influence the severity of this impact. If these changes do not occur, or are not successful in spurring overall economic recovery, Motorola's business will be negatively impacted as Motorola's customers buy fewer products and services from Motorola.

Uncertainty of Current Economic Conditions

         o Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including the markets in which Motorola participates. Because all components of Motorola's budgeting and forecasting are dependent upon estimates of growth in the markets it serves, the prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual to make. The future direction of the overall domestic and global economies will have a significant impact on Motorola's overall performance.

Impact of Cost-Reduction Efforts

         o During the second half of 2000, Motorola implemented plans to discontinue unprofitable product lines, exit unprofitable businesses and consolidate manufacturing operations as part of its overall strategic initiative to reduce costs and simplify its product portfolio. The impact of these cost-reduction efforts on Motorola's profitability will be influenced by:

                  o Motorola's ability to successfully complete its ongoing efforts.

                  o The possibility that these efforts may not generate the level of cost savings Motorola expects or enable Motorola to effectively compete and return to profitability.

                  Since these cost-reduction efforts involve many aspects of Motorola's business, they could adversely impact productivity to an extent Motorola does not anticipate. Even if Motorola successfully completes its efforts and generates the anticipated cost savings, there may be other factors that adversely impact Motorola's profitability.

Increasing Cost of Licenses to Use Radio Frequencies

         o        Radio frequencies are required to provide wireless services.
                  The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of new licenses required to use frequencies. Typically, governments sell these licenses at auctions. Over the last several years, the cost of these licenses has increased significantly, particularly for frequencies used in connection with third-generation (3G) technology. The significant cost for licenses may slow the growth of the industry if service providers do not purchase new licenses or delay introducing new technology and upgrading their systems. Motorola's results could be adversely affected if this occurs.

Component Shortages

         o Motorola's ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of parts and components from our suppliers and internal manufacturing capacity. We have experienced component shortages in the past, including components for wireless telephones, that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not continue to encounter these problems in the future. A reduction or interruption in component supply or a significant increase in the price of one or more components could have a material adverse effect on Motorola.

Financial Flexibility

         o Motorola expects that from time to time outstanding commercial paper balances may be replaced with short-or long-term borrowings. Although Motorola believes that it can continue to access the capital markets in 2001 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (1) the significant amount of long-term financing completed by Motorola in late 2000 and early 2001, (2) Motorola's current level of short-term debt, and (3) Motorola's credit ratings. In addition, many of the factors that affect Motorola's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of Motorola's control. There can be no assurances that Motorola will continue to have access to the capital markets on favorable terms.

Ability to Draw Under Credit Facilities

         o Motorola views its existing one-year and five-year revolving domestic credit agreements and multi-draw term loan agreement as sources of available liquidity. These agreements contain various conditions, covenants and representations with which Motorola must be in compliance in order to borrow funds. There can be no assurance that Motorola will be in compliance with these conditions, covenants and representations at such time as it may desire to borrow under these credit agreements or renew them.

Rapid Technological Change

         o The markets for Motorola's products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. Motorola's success is expected to depend, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments carried out by Motorola's competitors. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

Strategic Acquisitions and the Integration of New Businesses

         o In order to position itself to take advantage of growth opportunities, Motorola has made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (1) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions, (3) the risk that Motorola's markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets, (4) the potential loss of key employees of the acquired businesses, (5) the risk of diverting the attention of senior management from the operations of Motorola, and (6) the risks of entering new markets in which Motorola has limited experience.

Strategic Alliances

         o Motorola's success is, in part, dependent upon its ability to effectively partner with other industry leaders to meet customer product and service requirements, particularly in its communications businesses.

Fluctuations in the Fair Values of Portfolio Investments

         o Motorola maintains portfolio holdings of various issuers and types. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value. Part of this portfolio includes minority equity investments in several publicly-traded companies. Since the majority of these securities represent investments in technology companies, the fair market values of these securities are subject to significant price volatility and, in general, suffered a decline in market value during 2000 that has continued in 2001. In addition, the realizable value of these securities is subject to market and other conditions. Motorola has also invested in numerous privately held companies, many of which can still be considered in the startup or developmental stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. Motorola could lose its entire investment in these companies.

Recruitment and Retention of Employees

         o Competition for technical personnel in high-technology industries is intense. Motorola believes that its future success depends in large part on its continued ability to hire, assimilate and retain qualified engineers and highly skilled personnel needed to compete in its extremely competitive markets and develop successful new products. To date, Motorola is no assurance that it will continue to be successful in the future.

Changes in Government Policy or Economic Conditions

         o Motorola's results may be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. Motorola's results may also be affected by social and economic conditions, which impact Motorola's operations, including in emerging markets in Asia and Latin America.

Uncertainties of the Internet

         o There are currently very few laws or regulations that apply directly to access to, or commerce on, the Internet. Motorola could be adversely affected by any such regulation in any country where it operates. The adoption of such measures could decrease demand for Motorola's products and at the same time increase the cost of selling such products.

Outcome of Litigation; Protection of Patents

         o Motorola's results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Patent and other intellectual property rights of Motorola are important competitive tools and many generate income under license agreements. There can be no assurances as to the favorable outcome of litigation or that intellectual property rights will not be challenged, invalidated or circumvented in one or more countries.

Development of New Products and Technologies

         o The risks related to Motorola's significant investment in developing and introducing new products, such as: (1) advanced digital wireless telephones, (2) CDMA and other technologies for third-generation (3G) wireless networks, (3) products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems, (4) integrated digital radios, and (5) advanced semiconductor products. These risks include:
                  (i) difficulties and delays in the development, production, testing and marketing of products, (ii) customer acceptance of products, particularly as Motorola's focus on the consumer market increases, (iii) the development of industry standards,
                  (iv) the significant amount of resources Motorola must devote to the development of new technology, and (v) the ability to differentiate its products and compete with other companies in the same markets.

Transition to Newer Digital Technologies

         o Motorola's success, in part, will be affected by the ability of its wireless telephone business to continue its transition to newer digital technologies and successfully compete in that business and retain or gain market share. Motorola faces intense competition in these markets from both established companies and new entrants. Product life cycles can be short and new products are expensive to develop and bring to market.

Risks Related to the Iridium(R) System

         o Motorola's results could be adversely affected by unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, related to the Iridium project.

Demand for Customer Financing

         o The competitive environment in which Motorola operates requires Motorola and many of its principal competitors to provide significant amounts of medium-term and long-term customer financing. Customer financing arrangements may include all or a portion of the purchase price for Motorola's products and services, as well as working capital. Motorola may also assist customers in obtaining financing from banks and other sources. The success of Motorola, particularly its infrastructure businesses, may be dependent, in part, upon the ability of Motorola to provide customer financing on competitive terms.

Customer Credit Risk

         o While Motorola has generally been able to place a portion of its customer financings with third-party lenders, a portion of these financings are supported directly by Motorola. There can be higher risks associated with some of these financings, particularly when provided to start-up operations such as local network providers, to customers in developing countries, or to customers in specific financing-intensive areas of the industry (such as 3G wireless operators which are in the early stages of development). Should customers fail to meet their obligations, losses could be incurred and such losses could have an adverse effect on Motorola. Motorola has various programs in place to monitor and mitigate customer credit risk, however, there can be no assurance that such measures will reduce Motorola's exposure to its customers' credit risk.

Risks from Large System Contracts

         o Motorola is exposed to risks related to the trend towards increasingly large system contracts for infrastructure equipment and the resulting reliance on large customers. These include: (1) the technological risks of such contracts, especially when the contracts involve new technology, and (2) the financial risks to Motorola under these contracts, including the estimates inherent in projecting costs associated with large contracts.

Growth in the Cable Industry

         o The cable industry is a major customer of Motorola's Broadband Communications Segment. The ability of that segment to continue its growth is dependent, in part, on continued growth in the cable industry and that industry's ability to compete with other entertainment providers.

Impact of Consolidations in the Telecommunications and Cable Industries

         o The telecommunications and cable industries have experienced significant consolidation of industry participants and this trend is expected to continue. Motorola and one or more of its competitors may each supply products to the companies that have merged or will merge. This consolidation could result in delays in purchasing decisions by the merged companies and/or Motorola playing a lesser role in the supply of communications products to the merged companies.

 Recovery from Semiconductor Market Recession

         o Motorola's results will be impacted by the current recession in the semiconductor market and Motorola's participation in any recovery. The semiconductor business has restructured itself to participate in some of the semiconductor markets with the best growth potential. There can be no assurances that this strategy will be successful.

Ability to Compete in Semiconductor Market

         o Motorola's success in dependent, in part, on the ability of Motorola's semiconductor business to compete in the highly competitive semiconductor market. Factors that could adversely affect Motorola's ability to compete include: production inefficiencies and higher costs related to underutilized facilities, including both wholly-owned and joint venture facilities; shortage of manufacturing capacity for some products; competitive factors, such as rival chip architectures, mix of products, acceptance of new products and price pressures; risk of inventory obsolescence due to shifts in market demand; the continued growth of embedded technologies and systems and Motorola's ability to compete in that market; and the effect of orders from Motorola's equipment businesses.

Success and Impact of Increased Use of Foundry Manufacturing Capacity

         o The ability of Motorola's semiconductor business to increase its utilization of foundry manufacturing capacity and the impact of such efforts on capital expenditures, production costs and ability to satisfy delivery requirements.


    Additional Risk Factors Included In Proxy Statement

    Certain portions of Motorola's Proxy Statement for the 2001 annual meeting of stockholders with Management's Discussion and Analysis and Consolidated Financial Statements are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those on pages [F-29 through F-33] of the appendix to Motorola's Proxy Statement for the 2001 annual meeting of stockholders.



    (R) Reg. U.S. Patent & Trademark Office.

    MOTOROLA, Stylized M Logo, iDEN, ACCOMPLI, TALKABOUT, TIMEPORT, V.SERIES, DIGITAL DNA and INTELLIGENCE EVERYWHERE are trademarks or registered trademarks of Motorola, Inc.

    Iridium(R) is a registered trademark and service mark of Iridium LLC.



ITEM 2:    PROPERTIES

    Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Its other major facilities in the United States are located in Arlington Heights, Elk Grove, Harvard, Libertyville, Northbrook and Schaumburg, Illinois; Elma, New York; Chandler, Scottsdale, Mesa and Tempe, Arizona; Boynton Beach and Plantation, Florida; Horsham, Pennsylvania; Austin, Ft. Worth and Seguin, Texas; Mansfield, Massachusetts, and San Diego, California. Motorola also operates manufacturing facilities and sales offices in many other countries. (See "Item 1: Business" for information regarding the location of the principal manufacturing facilities for each industry segment.) Motorola owns 95 facilities (manufacturing, sales, service and office), 57 of which are located in North America and 38 of which are located in other countries. Motorola leases 571 such facilities, 359 of which are located in North America and 212 of which are located in other countries. Through acquisitions and mergers with various businesses throughout 2000, Motorola acquired 61 additional sites, which are included in the preceding totals. In 2000, development of sites located in Deer Park, Illinois, and Markham, Ontario were begun. Construction and occupancy of a PCS design center in Champaign, Illinois was accomplished in 2000.

    Motorola generally considers the productive capacity of the plants operated by each of its industry segments adequate and sufficient for the requirements of each business group.

     As part of Motorola's overall strategy to reduce operating costs and improve the financial performance of the corporation, a number of businesses and facilities have either been sold or are currently for sale. Manufacturing facilities in Lake Zurich, Illinois and San Jose, Costa Rica, as well as two start-up facilities in Jaguariuna, Brazil, were sold during 2000. Motorola's Dublin, Ireland facility and the business operations at its Mt. Pleasant, Iowa facility have been sold in 2001 in connection with outsourcing of a portion of Motorola's manufacturing operations.

Facilities in Irvine, California and South Queensferry, Scotland are currently up for sale and the Bangalore, India facility is expected to be sold by mid-2001. Motorola is in the process of closing manufacturing facilities in Lawrenceville, Georgia and Stotfold, England and is ceasing manufacturing operations at its facilities in Boynton Beach, Florida and Harvard, Illinois. The Harvard facility will serve as a customer order fulfillment and new product sourcing center.

    The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.


ITEM 3:    LEGAL PROCEEDINGS

    Motorola is currently a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. McIntire et al. v. Motorola remains pending in the U.S. District Court for the District of Arizona, while Baker et al. v. Motorola et al., Lofgren et al. v. Motorola et al., Bentancourt et al. v. Motorola et al., Ford et al. v. Motorola et al., Wilkins et al. v. Motorola et al. and Dawson et al. v. Motorola, et al. are pending in the Arizona Superior Court, Maricopa County. The McIntire lawsuit, filed on December 20, 1991, involves approximately 920 plaintiffs who allege that the operations of Motorola at several facilities in Phoenix and Scottsdale, Arizona have caused property damage and health problems by contaminating the soil, groundwater and air in the area surrounding those facilities. The Baker lawsuit, filed on February 11, 1992, is a class action, involving six representative individual named plaintiffs, alleging that Motorola and a number of other defendants contaminated the soil, air and groundwater in the Phoenix/Scottsdale area, diminishing property values and exposing members of the class to possible adverse health effects. On August 24, 1994, the Baker court certified two classes, a property damage class and a medical monitoring class. Motorola is now the sole remaining defendant in the property claims in Scottsdale and East Phoenix. On January 22, 2001, the jury trial began in the Scottsdale case (relating to property claims in South Scottsdale), and is expected to continue until May 2001.

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

    Motorola and several of its officers and directors are named defendants in a consolidated class action, Kaufman, et al. v Motorola, Inc., et al., for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. The case was filed on May 19, 1995 and is pending in the U.S. District Court for the Northern District of Illinois. Plaintiffs claim that Motorola and the individual defendants inflated the price of Motorola stock by failing to timely disclose a buildup of cellular phone inventory with its distributors. The parties have reached a settlement agreement and expect to have the case formally dismissed with prejudice.

    Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed on October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a purported class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. In July 2000, the Court ruled that the case was appropriate for class certification. Plaintiffs' class notice was published in February 2001. Kane, et al., v. Motorola, Inc., et al., filed on December 13, 1993 in the Circuit Court of Cook County, Illinois, alleges that plaintiffs' brain cancer was caused or aggravated by a prototype communication device. On May 11, 2000, the Court entered summary judgment in Motorola's favor holding that there was no evidence to support plaintiffs' theory of causation. On July 24, 2000, plaintiffs filed a notice of appeal of the summary judgment decision and other orders entered by the trial judge. Medica et al., v. Motorola, Inc., et al., filed September 7, 1999, alleges that use of a Motorola cellular phone caused plaintiff Phil Medica's malignant brain tumor. On August 1, 2000, Christopher and Frances Newman filed a suit captioned Newman et al., v. Motorola, Inc., et al., against Motorola and several other defendants in the Circuit Court for Baltimore City, Maryland, alleging that Christopher Newman's cellular phone usage caused his brain cancer. The defendants removed the case to Federal District Court. The plaintiffs have amended their complaint several times and have a motion for leave to file a third amended complaint pending. On May 26, 2000, a purported class action suit, Naquin, et al., v. Nokia Mobile Phones, et al., was commenced against Motorola and several other cellular phone manufacturers and carriers in the Civil District Court for the Parish of Orleans, State of Louisiana, claiming that the failure to incorporate a remote headset into cellular phones rendered the phones defective. The defendants have removed the case to Federal District Court.


    Silber, et al. v. Motorola, Inc., et al., filed on August 1, 1995 in the Supreme Court of The State of New York, County of Suffolk, which was transferred from the County of New York, is an action wherein it is alleged that a traffic accident was caused by the use of a cellular phone. On April 27, 1999, Motorola obtained summary judgment on plaintiffs' claims. In February 2001, the Court of Appeals of the State of New York denied the petition for leave to appeal thereby terminating all avenues for relief.

    Motorola has been named as one of several defendants in putative class action securities lawsuits pending in the District of Columbia arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business. On March 15, 2001, the federal district court judge consolidated the various securities cases under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999, and appointed lead plaintiffs and lead plaintiffs' counsel.

    Motorola is also a defendant in two lawsuits relating to Iridium filed by The Chase Manhattan Bank. The Chase Manhattan Bank v. Motorola was filed in New York state court on June 9, 2000. In that lawsuit, plaintiff alleges that Motorola breached its commitment to provide a $300 million loan guarantee relating to Iridium's debt and seeks payment of the disputed guarantee. Also, on June 9, 2000, Chase filed a lawsuit in the District of Delaware against Motorola and seventeen other parties captioned The Chase Manhattan Bank v. Iridium Africa Corp., et al. In that lawsuit, Chase alleges that Motorola and other investors in Iridium LLC are obligated to pay Chase certain amounts allegedly due under the Iridium LLC Agreement as a Reserve Capital Call.

    A committee of unsecured creditors of Iridium has, over objections by Motorola and Iridium, been granted leave by the bankruptcy court to file a complaint on Iridium's behalf against Motorola. Although to date no complaint has been filed by this committee, in March 2001, the Bankruptcy Court approved a settlement between the committee and Iridium's secured creditors that allows for the creation of a litigation fund to be used in pursuit of such proposed claims against Motorola.

    The information contained under the caption "Environmental and Legal" in
Note 8, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2001 annual meeting of stockholders is incorporated herein by reference.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.



EXECUTIVE OFFICERS OF THE REGISTRANT

    Following are the persons who were the executive officers of Motorola as of February 28, 2001, their ages as of January 1, 2001, their current titles and positions they have held during the last five years:

Christopher B. Galvin; age 50; Chairman of the Board and Chief Executive Officer since June 1999; Chief Executive Officer from January 1997 to June 1999; President and Chief Operating Officer from December 1993 to January 1997.

Robert W. Galvin; age 78; Chairman of the Executive Committee of the Board since January 1990.

Robert L. Growney; age 58; President and Chief Operating Officer since January 1997; Executive Vice President and President and General Manager, Messaging, Information and Media Sector from January 1994 to January 1997.

Keith J. Bane; age 61; Executive Vice President and President, Global Strategy and Corporate Development since August 1999; Executive Vice President and President, Americas Region from March 1997 to August 1999; Executive Vice President and Chief Corporate Staff Officer from February 1995 to March 1997.

Robert L. Barnett; age 60; Executive Vice President and President, Commercial, Government and Industrial Systems Sector since July 1998; Executive Vice President and President, Land Mobile Products Sector from March 1997 to July 1998; Senior Vice President and President, Land Mobile Products Sector from March 1996 to March 1997; Corporate Vice President and General Manager, iDEN Group, Land Mobile Products Sector from May 1995 to March 1996.

Edward Breen; age 44; Executive Vice President and President, Networks Sector since January 2001; Executive Vice President and President, Broadband Communications Sector from January 2000 to January 2001; Chairman of the Board, President and Chief Executive Officer of General Instrument Corporation from December 1997 to January 2000; President, Broadband Networks Group of General Instrument Corporation from February 1996 to October 1997.

Glenn A. Gienko; age 48; Executive Vice President and Motorola Director of Human Resources since May 1996; Senior Vice President and Director of Human Resources from June 1995 to May 1996.

Joseph M. Guglielmi; age 59; Executive Vice President and President, Global Customer Solutions Operations since January 2001; Executive Vice President and President, Integrated Electronics Systems Sector ("IESS") from December 1998 to January 2001; Senior Vice President and President, IESS from October 1998 to December 1998; Senior Vice President and Office of the President, IESS from August 1998 to October 1998; Corporate Vice President and Office of the President, IESS from July 1998 to August 1998; Corporate Vice President and General Manager, Motorola Computer Group from September 1995 to July 1998; Chairman and Chief Executive Officer of Taligent, Inc., a software development company, from March 1992 to August 1995; Corporate Vice President, International Business Machines from April 1987 to February 1992.

Bo Hedfors; age 56; Executive Vice President and President, Global Telecom Solutions Sector since February 1999; Senior Vice President and President, Network Solutions Sector ("NSS") from December 1998 to February 1999; Corporate Vice President and President, NSS from September 1998 to December 1998; President and Chief Executive Officer of Ericsson Inc., the U.S. subsidiary of Telefon AB LM Ericsson, from 1994 to August 1998.

Carl F. Koenemann; age 62; Executive Vice President and Chief Financial Officer since December 1991.

Ferdinand C. Kuznik; age 59; Executive Vice President and President, Motorola Europe, Middle East and Africa since July 1999; Executive Vice President and President, Personal Communications Sector, Communications Enterprise from July 1998 to July 1999; Executive Vice President and President, Cellular Subscriber Sector from August 1997 to July 1998; Senior Vice President and General Manager, Radio Network Solutions Group, Land Mobile Products Sector from 1994 to August 1997.

A. Peter Lawson; age 54; Executive Vice President, General Counsel and Secretary since May 1998; Senior Vice President, General Counsel and Secretary from November 1996 to May 1998; Senior Vice President and General Counsel from March 1996 to November 1996; Senior Vice President and Assistant General Counsel from November 1994 to March 1996.

Thomas J. Lynch; age 46; Executive Vice President and President, Integrated Electronic Systems Sector since January 2001; Chairman and Acting Chief Executive Officer of Aerocast.com, Inc. (a Motorola majority-owned joint venture), since January 2000; Senior Vice President and General Manager, Satellite & Broadcast Network Systems, Broadband Communications Sector from February 2000 to January 2001; Senior Vice President and General Manager, Satellite & Broadcast Network Systems, General Instrument Corporation from May 1998 to February 2000; Vice President and General Manager, Transmission Network Systems, General Instrument Corporation from August 1995 to May 1998.

Dennis A. Roberson; age 52; Senior Vice President and Chief Technology Office since February 1999; Corporate Vice President and Chief Technology Officer from August 1998 to February 1999; Vice President and Chief Technology Officer from April 1998 to August 1998; Senior Vice President and Chief Technical Officer of NCR Corporation from January 1997 to April 1998; Vice President, Computer Products and Systems of AT&T from May 1994 to January 1997.

David E. Robinson; age 41; Executive Vice President and President, Broadband Communications Sector since January 2001; Senior Vice President and General Manager, Digital Network Systems, Broadband Communications Sector from January 2000 to January 2001; Senior Vice President and General Manager, Digital Network Systems, General Instrument Corporation from April 1998 to January 2000; Vice President and General Manager, Digital Network Systems, General Instrument Corporation (and its predecessor) from November 1995 to April 1998.

Fred (Theodore) A. Shlapak; age 57; Executive Vice President and President, Semiconductor Products Sector ("SPS") since September 2000; Senior Vice President and Assistant to the President, SPS from December 1998 to September 2000; Senior Vice President and General Manager, SPS Wireless Subscriber Systems Group from June 1997 to December 1998; Senior Vice President and General Manager, SPS Communications and Consumer Technologies Group from May 1996 to June 1997.

C. D. Tam; age 56; Executive Vice President and President, Asia Pacific Region since January 1, 1999; Senior Vice President and General Manager of the Transportation Systems Group, Semiconductor Products Sector from January 1997 to December 1998; Senior Vice President and General Manager, Asia Pacific Semiconductor Group, Semiconductor Products Sector from January 1991 to December 1996.

Mike S. Zafirovski; age 47; Executive Vice President and President, Personal Communications Sector since June 2000; President and Chief Executive Officer of GE Lighting, General Electric Company from July 1999 to May 2000; President of GE Lighting, Europe, Middle East and Africa, General Electric Company from April 1996 to June 1999.

    The above executive officers will serve as officers of Motorola until the regular meeting of the Board of Directors in May 2001 or until their respective successors shall have been elected. Christopher B. Galvin is a son of Robert W. Galvin. There is no family relationship between any of the other executive officers listed above.

                                     PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Motorola's common stock is listed on the New York, Chicago, London and Tokyo Stock Exchanges. The remainder of the response to this Item incorporates by reference Note 13, "Quarterly and Other Financial Data" of Notes to Consolidated Financial Statements contained on page F-63 in the appendix to Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

    During 2000, Motorola issued an aggregate of 11,493,243 shares of common stock (for an aggregate sales price of approximately $95 million) to 7 holders of warrants issued by General Instrument corporation ("GI") prior to the merger of Motorola and GI, which consummated on January 5, 2000. Warrants issued by GI for an aggregate of an additional 35,570,082 shares of Motorola common stock remained outstanding as of December 31, 2000. Motorola has filed a Registration Statement on Form S-3 (File No. 333-36320) covering the resale of all such shares of common stock by the holders thereof. The issuances of these shares to the warrant holders were deemed exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

ITEM 6:    SELECTED FINANCIAL DATA

    The response to this Item incorporates by reference the information under the caption "Five Year Financial Summary" contained on page F-64 in the appendix to Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The response to this Item incorporates by reference the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages F-1 through F-33 in the appendix to Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this Item incorporates by reference the information under the captions "Management's Responsibility For Financial Statements," "Independent Auditors' Report," "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Five-Year Financial Summary" of Motorola's Consolidated Financial Statements contained on pages F-35 through F-64 in the appendix to Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption "Nominees" on pages 2 through 4 of Motorola's Proxy Statement for the 2001 annual meeting of stockholders and, with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant". The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 19 of Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

ITEM 11:   EXECUTIVE COMPENSATION

    The response to this Item incorporates by reference the information under the caption "Director Compensation and Related Transactions" on pages 6 and 7 of Motorola's Proxy Statement for the 2001 annual meeting of stockholders and "Summary Compensation Table," "Stock Option Grants in 2000," "Aggregated Option Exercises in 2000 and 2000 Year-End Option Values," "Long-Term Incentive Plans - Awards in 2000," "Retirement Plans," and "Termination of Employment and Change in Control Arrangements; Consulting Arrangement with Retiring Executive Officer" on pages 10 through 13 of Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this Item incorporates by reference the information under the caption "Ownership of Securities" on pages 8 and 9 of Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this Item incorporates by reference the relevant information under the caption "Director Compensation and Related Transactions" on pages 6 and 7 of Motorola's Proxy Statement for the 2001 annual meeting of stockholders.

                                     PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

         See Part II, Item 8 hereof.

         2. Financial Statement Schedule and Auditors' Report


         Title                                                                               Schedule

         Valuation and Qualifying Accounts......................................................II

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

         Motorola Performance Excellence Equals Rewards Plan ("PE=R")
         Motorola Long Range Incentive Plan of 1994
         Motorola Long Range Incentive Plan of 2000
         Share Option Plan of 1982
         Share Option Plan of 1991
         Share Option Plan of 1996
         Motorola Elected Officers Supplementary Retirement Plan
         Executive Health Plan
         Accidental Death and Dismemberment Insurance for PE=R Participants Arrangement for Directors' Fees
         Deferred Compensation Plan
         Motorola Non-Employee Directors Stock Plan
         Officers' Group Life Insurance Policy
         Form of Termination Agreement
         Policy Protecting Salary and Medical Benefits
         Insurance Policy for Non-Employee Directors
         Motorola Incentive Plan of 1998
         Consultant Agreement with Gary L. Tooker
         Consultant Agreement with Frederick T. Tucker
         Motorola Omnibus Incentive Plan of 2000
         Form of Motorola, Inc. Award Document - Terms and Conditions Related to
           Employee Nonqualified Stock Options

     (b) Reports on Form 8-K.

         On November 7, 2000, Motorola filed an amendment on Form 8-K/A to a Form 8-K dated March 23, 2000.

     (c) Exhibits:

         See Item 14(a)3 above.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Motorola, Inc.

    Under date of January 10, 2001, except as to Note 4, which is as of January 31, 2001, we reported on the consolidated balance sheets of Motorola, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 proxy statement to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of Motorola's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                       KPMG LLP

Chicago, Illinois
January 10, 2001, except as to Note 4,
which is as of January 31, 2001

                                                                     SCHEDULE II

                         MOTOROLA, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2000
                                  (IN MILLIONS)




                  COLUMN A                    COLUMN B                   COLUMN C                 COLUMN D         COLUMN E
                  --------                    --------                   --------                 --------         --------
                                                                        Additions
                                                               ---------------------------

                                              Balance at       Charged to       Charged                            Balance at
                                               beginning        costs &         to other                             end of
                                               of period        expenses       accounts(6)        Deductions         period
                                              ----------       ----------      -----------        ----------       ----------
2000
 Reorganization of Businesses ..........          $   40          $1,483          $   --           $1,249(1)          $  274
 Allowance for Doubtful Accounts .......          $  295          $   87          $   --           $  139(2)          $  243
 Allowance for Losses on Commercial
  Receivables ..........................          $  292          $  113          $ (128)          $   44             $  233
 Product and Service Warranties ........          $  379          $  265          $   --           $  276(3)          $  368
 Customer Reserves .....................          $  410          $  324          $   --           $  472(4)          $  262
 Iridium Reserves ......................          $1,955          $   --          $   --           $1,426(5)          $  529

1999
 Reorganization of Businesses ..........          $  666          $   --          $ (232)          $  394(1)          $   40
 Allowance for Doubtful Accounts .......          $  224          $  200          $   --           $  129(2)          $  295
 Allowance for Losses on Commercial
  Receivables ..........................          $  167          $  125          $   --           $   --             $  292
 Product and Service Warranties ........          $  382          $  282          $   --           $  285(3)          $  379
 Customer Reserves .....................          $  422          $  500          $   --           $  512(4)          $  410
 Iridium Reserves ......................          $  649          $2,069          $   --           $  763(5)          $1,955

1998
 Reorganization of Businesses ..........          $  159          $1,980          $  (22)          $1,451(1)          $  666
 Allowance for Doubtful Accounts .......          $  177          $  140          $   --           $   93(2)          $  224
 Allowance for Losses on Commercial
  Receivables ..........................          $   --          $  167          $   --           $   --             $  167
 Product and Service Warranties ........          $  379          $  267          $   --           $  264(3)          $  382
 Customer Reserves .....................          $  602          $  306          $   --           $  486(4)          $  422
 Iridium Reserves ......................          $  554          $   95          $   --           $   --             $  649
                                                  ------          ------          ------           ------             ------

(1) Reversal into income

(2) Accrual usage

                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Motorola, Inc.

    We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-03681, 333-12817, 333-51847, 333-65941, 333-82681,
333-94547, 333-88735, 333-36309, 333-37114 and 333-53120) of Motorola, Inc. of
our reports dated January 10, 2001, except as to Note 4, which is as of January 31, 2001, with respect to the consolidated balance sheets of Motorola, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 2000, which reports appear in or are incorporated by reference in the annual report on Form 10-K of Motorola, Inc. for the year ended December 31, 2000.




                                                  KPMG LLP

Chicago, Illinois
March 30, 2001

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



March 9, 2001

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDED REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF MOTOROLA, INC. AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                           TITLE                         DATE
         ---------                           -----                         ----
 /s/ Christopher B. Galvin          Chairman of the Board and             3/9/01
-----------------------------       Chief Executive Officer
     Christopher B. Galvin          (Principal Executive Officer)


 /s/ Carl F. Koenemann              Executive Vice President              3/9/01
-----------------------------       and Chief Financial Officer
     Carl F. Koenemann              (Principal Financial Officer)

 /s/ Anthony M. Knapp               Senior Vice President                 3/9/01
-----------------------------       and Controller
     Anthony M. Knapp               Principal Accounting Officer)



 /s/ Francesco Caio                 Director                              3/9/01
-----------------------------
     Francesco Caio


 /s/ Ronnie C. Chan                 Director                              3/9/01
-----------------------------
     Ronnie C. Chan


 /s/ H. Laurance Fuller             Director                              3/9/01
-----------------------------
     H. Laurance Fuller


 /s/ Robert W. Galvin               Director                              3/9/01
-----------------------------
     Robert W. Galvin


         SIGNATURE                           TITLE                                DATE
         ---------                           -----                                ----
 /s/ Robert L. Growney                       Director                             3/9/01
--------------------------
     Robert L. Growney


 /s/ Anne P. Jones                           Director                             3/9/01
--------------------------
     Anne P. Jones


 /s/ Judy C. Lewent                          Director                             3/9/01
--------------------------
     Judy C. Lewent


 /s/ Dr. Walter E. Massey                    Director                             3/9/01
--------------------------
     Dr. Walter E. Massey


 /s/ Nicholas Negroponte                     Director                             3/9/01
--------------------------
     Nicholas Negroponte


 /s/ John E. Pepper, Jr.                     Director                             3/9/01
--------------------------
     John E. Pepper, Jr.


 /s/ Samuel C. Scott III                     Director                             3/9/01
--------------------------
     Samuel C. Scott III


 /s/ Gary L. Tooker                          Director                             3/9/01
--------------------------
     Gary L. Tooker


 /s/ B. Kenneth West                         Director                             3/9/01
--------------------------
     B. Kenneth West


 /s/ Dr. John A. White                       Director                             3/9/01
--------------------------
     Dr. John A. White

                                  EXHIBIT INDEX


EXHIBIT
 NUMBER           DESCRIPTION
-------           -----------
 3.1              Restated Certificate of Incorporation of Motorola, Inc., as
                  amended through May 3, 2000 (incorporated by reference to
                  Exhibit 3(i)(b) to Motorola's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended April 1, 2000).

 3.2              Certificate of Designations, Preferences and Rights of Junior
                  Participating Preferred Stock, Series B (incorporated by reference to Exhibit 3.3 to Motorola's Registration Statement on Form S-3 dated January 20, 1999 (Registration No.
                  333-70827)).

*3.3              By-Laws of Motorola, Inc., as amended through March 9, 2001.

 4.1              Rights Agreement dated November 5, 1998 between Motorola,
                  Inc., and Harris Trust and Savings Bank, as Rights Agent
                  (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to Motorola's Registration Statement on Form 8-A/A dated March
                  16, 1999).

 4.2(a)           Senior Indenture, dated as of May 1, 1995, between Harris
                  Trust and Savings Bank and Motorola, Inc. (incorporated by reference to Exhibit 4(d) of the Registrant's Registration
                  Statement on Form S-3 dated September 25, 1995 (File No.
                  33-62911)).

*4.2(b) Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust
                  Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank).

                  Instruments defining the rights of holders of long-term debt of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph
                  (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

*10.1 Motorola Performance Excellence Equals Rewards ("PE=R"), as amended, effective on January 1, 2000.

 10.2(a)          Motorola Long Range Incentive Plan of 1994, as amended through
                  February 4, 1998 (incorporated by reference to Exhibit 10.2 to
                  Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1998).

 10.2(b) Motorola Long Range Incentive Plan of 2000 (incorporated by reference to Exhibit 10.2 to Motorola's Quarterly Report on
                  Form 10-Q for the fiscal quarter ended September 30, 2000).

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

*10.7 Motorola Elected Officers Supplementary Retirement Plan, as amended through May 1, 2000.

 10.8             Executive Health Plan (incorporated by reference to Exhibit
                  10.8 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

 10.9 Accidental death and dismemberment insurance for PE=R participants (incorporated by reference to Exhibit


                  10.7 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

 10.10 Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from pages 6 and 7 of Motorola's Proxy Statement for the 2001 annual meeting of stockholders).

*10.11 Motorola Management Deferred Compensation Plan, effective as of January 1, 2001.

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

 10.16 Insurance policy covering non-employee Directors (incorporated by reference to the description on pages 6 and 7 of Motorola's
                  Proxy Statement for the 2001 annual meeting of stockholders and to Exhibit 10.16 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

 10.17            Motorola Incentive Plan of 1998, as amended through May 2,
                  2000 (incorporated by reference to Exhibit 10.1 to Motorola's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  July 1, 2000).

 10.18            Consultant Agreement dated September 30, 1999 between
                  Motorola, Inc. and Gary L. Tooker (incorporated by reference to Exhibit 10 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1999).

*10.19            Consultant Agreement dated February 15, 2001 between Motorola,
                  Inc. and Frederick T. Tucker.

 10.20            Agreement and Plan of Merger dated September 14, 1999 between
                  Motorola, Inc., Lucerne Acquisition Corp. and General
                  Instrument Corporation (incorporated by reference to Exhibit
                  2.1 to Amendment No. 2 to Motorola's Registration Statement on
                  Form S-4 dated November 29, 1999).

 10.21(a)         Motorola Omnibus Incentive Plan of 2000, as amended through
                  June 2, 2000 (incorporated by reference to Exhibit 10.1 to
                  Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000).

*10.21(b)         Form of Motorola, Inc. Award Document - Terms and Conditions
                  Related to Employee Nonqualified Stock Options, as of March
                  2001, relating to the Motorola Omnibus Incentive Plan of 2000.

*12               Statement regarding Computation of Ratio of Earnings to Fixed
                  Charges.

*21               Subsidiaries of Motorola.

 23               Consent of KPMG LLP. See page 21 of the Annual Report on Form
                  10-K of which this Exhibit Index is a part.

----------

*  Filed herewith