Form 10-Q
period 2001-03-31
MOTOROLA INC
filed 2001-05-14
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending March 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number: 1-7221

MOTOROLA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-1115800 (I.R.S. Employer Identification No.)
1303 E. Algonquin Road Schaumburg, Illinois (Address of principal executive offices)	60196 (Zip Code)

Registrant's telephone number, including area code: (847) 576-5000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on March 31, 2001:

Class	Number of Shares
Common Stock; $3 Par Value	2,196,163,529

Motorola, Inc. and Subsidiaries

Index

		Page
Part I
Financial Information
Item 1	Financial Statements
	Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2001 and April 1, 2000	3
	Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	4
	Condensed Consolidated Statement of Stockholders' Equity for the Three-Month Period Ended March 31, 2001	5
	Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2001 and April 1, 2000	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Part II
Other Information
Item 1	Legal Proceedings	40
Item 2	Changes in Securities and Use of Proceeds	40
Item 3	Defaults Upon Senior Securities	40
Item 4	Submission of Matters to a Vote of Security Holders	41
Item 5	Other Information	41
Item 6	Exhibits and Reports on Form 8-K	41

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 31, 2001	April 1, 2000
Net sales	$7,752	$8,768

Costs and expenses
Manufacturing and other costs of sales	5,478	5,200
Selling, general and administrative expenses	1,252	1,299
Research & development expenditures	1,172	1,015
Depreciation expense	627	558
Reorganization of businesses	241	—
Other charges	101	110
Interest expense, net	86	47
Gains on sales of investments and businesses	(614)	(101)

Total costs and expenses	8,343	8,128

Earnings (loss) before income taxes	(591)	640
Income tax provision	(58)	192

Net earnings (loss)	$(533)	$448

Net earnings (loss) per common share
Basic	$(.24)	$.21

Diluted	$(.24)	$.20

Weighted average common shares outstanding
Basic	2,194.0	2,146.2

Diluted	2,194.0	2,267.7

Dividends per share	$.04	$.04

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Cash and cash equivalents	$4,047	$3,301
Short-term investments	350	354
Accounts receivable, net	5,644	7,092
Inventories, net	4,533	5,242
Deferred income taxes	2,681	2,294
Other current assets	1,414	1,602

Total current assets	18,669	19,885

Property, plant and equipment, net	11,236	11,157
Investments	4,133	5,926
Other assets	5,483	5,375

Total assets	$39,521	$42,343

Liabilities and Stockholders' Equity
Notes payable and current portion of long-term debt	$4,937	$6,391
Accounts payable	2,966	3,492
Accrued liabilities	5,719	6,374

Total current liabilities	13,622	16,257

Long-term debt	6,673	4,293
Deferred income taxes	846	1,504
Other liabilities	1,251	1,192
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	485	485
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,590	6,574
Additional paid-in capital	1,220	1,188
Retained earnings	9,106	9,727
Non-owner changes to equity	(272)	1,123

Total stockholders' equity	16,644	18,612

Total liabilities and stockholders' equity	$39,521	$42,343

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In millions)

		Non-Owner Changes To Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments	Other	Retained Earnings
BALANCES AT 12/31/00	$7,762	$1,536	$(339)	$(74)	$9,727

Net loss					(533)
Gain on derivative instruments, net				25
Fair value adjustment to available for sale securities, net		(1,182)
Change in foreign currency translation adjustments			(238)
Issuance of common stock	30
Stock options exercised and other	18
Dividends declared					(88)

BALANCES AT 3/31/01	$7,810	$354	$(577)	$(49)	$9,106

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	March 31, 2001	April 1, 2000
Operating
Net earnings (loss)	$(533)	$448
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	671	600
Charges for reorganization of businesses and other charges	789	—
Acquired in-process research and development charges	—	9
Gain on sales of investments and businesses	(614)	(101)
Deferred income taxes	(322)	520
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	1,532	(389)
Inventories	326	(1,014)
Other current assets	(67)	(776)
Accounts payable and accrued liabilities	(1,563)	(735)
Other assets and liabilities	(163)	543

Net cash provided by (used for) operating activities	$56	$(895)
Investing
Acquisitions and investments, net	$(430)	$(232)
Proceeds from dispositions of investments and businesses	1,171	234
Capital expenditures	(505)	(688)
Proceeds from sale of short-term investments	3	112

Net cash provided by (used for) investing activities	$239	$(574)
Financing
Net proceeds from (repayment of) commercial paper and short-term borrowings	$(1,628)	$1,199
Net proceeds from issuance of debt	2,229	—
Repayment of debt	(20)	(4)
Issuance of common stock	47	161
Payment of dividends	(88)	(86)

Net cash provided by financing activities	$540	$1,270
Effect of exchange rate changes on cash and cash equivalents	$(89)	$(63)

Net increase (decrease) in cash and cash equivalents	$746	$(262)
Cash and cash equivalents, beginning of period	$3,301	$3,537

Cash and cash equivalents, end of period	$4,047	$3,275

Additional Cash Flow Information
Cash Paid during the period for:
Interest	$89	$95
Income taxes	$240	$46

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

    The condensed consolidated financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and April 1, 2000, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2001 presentation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Other Financial Data

Statement of Operations Information

    The following table displays the amounts comprising net interest expense (in millions):

	Three Months Ended
	March 31, 2001	April 1, 2000
Interest expense, net:
Interest expense	$163	$99
Interest income	(77)	(52)

Interest expense, net	$86	$47

    The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 31, 2001	April 1, 2000
	(In millions, except per share amounts)
Basic earnings (loss) per common share:
Net earnings (loss)	$(533)	$448
Weighted average common shares outstanding	2,194.0	2,146.2

Per share earnings (loss)	$(.24)	$.21

Diluted earnings (loss) per common share:
Net earnings (loss)	$(533)	$448
Add: Interest on zero coupon notes, net	—	1

Net earnings (loss) as adjusted	$(533)	$449

Weighted average common shares outstanding	2,194.0	2,146.2
Add: Effect of dilutive securities
Stock options	—	76.5
Warrants	—	39.9
Zero coupon notes	—	5.1

Diluted weighted average common shares outstanding	2,194.0	2,267.7

Per share earnings (loss)	$(.24)	$.20

    In the computation of diluted loss per common share for the three-month period ended March 31, 2001, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options and warrants were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the three-month period ended April 1, 2000, the assumed exercise of all stock options and warrants and the assumed conversion of the zero coupon notes were included as their impact was dilutive.

Balance Sheet Information

    Inventories, net of reserves, consist of the following (in millions):

	March 31, 2001	December 31, 2000
Finished goods	$2,062	$2,005
Work-in-process and production materials	2,471	3,237

	$4,533	$5,242

    Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2001	December 31, 2000
Land	$311	$266
Building	6,955	7,014
Machinery and equipment	18,006	17,734

Gross property, plant and equipment	25,272	25,014
Less accumulated depreciation	(14,036)	(13,857)

Property, plant and equipment, net	$11,236	$11,157

    Investments include available-for-sale securities at fair value and investments under the cost and equity methods of accounting. The following table displays the fair value, cost basis, and unrealized gain (loss) before tax of the Company's available-for-sale securities (in millions):

	At March 31, 2001			At December 31, 2000
	Fair Value	Cost Basis	Unrealized Gain/(Loss)	Fair Value	Cost Basis	Unrealized Gain
Nextel Communications, Inc.	$1,519	$807	$712	$2,649	$807	$1,842
Other securities	1,430	1,568	(138)	2,073	1,428	645

Totals	$2,949	$2,375	$574	$4,722	$2,235	$2,487

    To reflect the available-for-sale securities at fair value, the Company recorded decreases to investments, deferred income taxes and stockholders' equity of $1.9 billion, $731 million and $1.2 billion, respectively, for the period ended March 31, 2001; and decreases to investments, deferred income taxes and stockholders' equity of $3.8 billion, $1.5 billion and $2.3 billion, respectively, for the year ended December 31, 2000.

    The Company reviews declines in the value of its investments when general market conditions change or specific information pertaining to an industry or an individual company becomes available. The Company considers all available evidence to evaluate the realizable value of its investment and to determine whether the decline in realizable value may be other-than-temporary. For the period ended March 31, 2001, the Company recorded impairment charges of approximately $29 million, representing other-than-temporary declines in value associated with its available-for-sale securities. These charges are included in the Other Charges line in the consolidated statements of operations.

    Gains on sales of investments and businesses were $614 million and $101 million for the periods ended March 31, 2001 and April 1, 2000, respectively. For the quarter ended March 31, 2001, the gains primarily resulted from the Company's sale of its investments in cellular telephone operating companies in Brazil, Egypt, Israel, Jordan and Pakistan and the sale of securities. For the quarter ended April 1, 2000, the gains resulted primarily from the Company's sale of securities and the sale of its electronic ballast business.

Stockholders' Equity Information

Comprehensive Earnings (Loss)

    Comprehensive earnings (loss) for the three-month periods ended March 31, 2001 and April 1, 2000 were ($1.9) billion and $1.7 billion, respectively, and include reclassification adjustments, net of tax, of $31 million and $28 million, respectively, related to the sale of securities.

3. Segment Information

    Summarized below are the Company's segment sales and operating earnings (loss) before taxes by reportable segment for the three months ended March 31, 2001, and April 1, 2000 (in millions):

	Three Months Ended
	March 31, 2001	April 1, 2000	% Change
Segment Sales:
Personal Communications Segment	$2,284	$3,236	(29)
Global Telecom Solutions Segment	1,722	1,809	(5)
Commercial, Govt. and Industrial Systems Segment	1,050	998	5
Broadband Communications Segment	818	678	21
Semiconductor Products Segment	1,483	1,900	(22)
Integrated Electronic Systems Segment	637	690	(8)
Other Products Segment	245	259	(5)
Adjustments & Eliminations	(487)	(802)	39

Segment Totals	$7,752	$8,768	(12)

	March 31, 2001	% Of Sales	April 1, 2000	% Of Sales
Segment Operating Earnings (Loss) Before Taxes:
Personal Communications Segment	$(912)	(40)	$112	3
Global Telecom Solutions Segment	39	2	280	15
Commercial, Govt. and Industrial Systems Segment	38	4	90	9
Broadband Communications Segment	98	12	91	13
Semiconductor Products Segment	(287)	(19)	123	6
Integrated Electronic Systems Segment	4	1	79	11
Other Products Segment	460	188	(38)	(15)
Adjustments & Eliminations	30	(6)	(2)	—

Segment Totals	(530)	(7)	735	8
General Corporate	(61)		(95)

Earnings (Loss) Before Income Taxes	$(591)	(8)	$640	7

4. Commitments and Contingencies

Iridium Program

    On November 20, 2000, the United States Bankruptcy Court for the Southern District of New York issued an Order that approved the bid of Iridium Satellite LLC ("New Iridium") for the assets of Iridium LLC and its operating subsidiaries (collectively "Old Iridium"). The Bankruptcy Order provided, among other things, that all obligations of Motorola and its subsidiaries and affiliates under all executory contracts and leases with Old Iridium relating to the Iridium system would, upon completion of the asset sale, be deemed terminated and, to the extent executory, be deemed rejected. Claims against Motorola by Old Iridium and others with respect to certain credit agreements and related matters were not discharged.

    New Iridium completed the acquisition of the operating assets of Old Iridium, including the satellite constellation, terrestrial network, and real and intellectual property of Old Iridium, on December 12, 2000. At the same time, Motorola entered into a contract with New Iridium to provide transition services pending the transfer of operations and maintenance in full to the Boeing Company. Motorola also contracted with New Iridium to manufacture subscriber units and up to seven additional Iridium satellites. Motorola does not anticipate the contract with New Iridium will result in significant sales or earnings for Motorola.

    Motorola's reserves and contra assets related to the Iridium program as of March 31, 2001 were $294 million, of which $252 million was included in accrued liabilities, and $42 million was included as contra assets. This amount represents Motorola's estimate at March 31, 2001 of: (i) the additional cost of satellites to be built for New Iridium, (ii) termination costs related to subcontractors, and (iii) asset writedowns and other costs to wind down Motorola's operations related to the Iridium program. These reserves are believed by management to be sufficient to cover Motorola's current exposures related to the Iridium program. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium program.

    During the quarter ended March 31, 2001, Motorola utilized $78 million of reserves, primarily for inventory and other asset write-offs. The amount used reflects approximately $20 million in cash payments and $58 million in write-offs. The cash payments were primarily for costs associated with the wind-down of Iridium operations and the costs of transitioning the operation of the satellite constellation system to the Boeing Company. Of the remaining $294 million of reserves and contra asset balances as of March 31, 2001, Motorola expects to make approximately $252 million in cash payments and $42 million in write-offs. The cash payments are primarily for the additional costs of satellites to be built for New Iridium, termination costs related to subcontractors and other costs to wind down Motorola's operations related to the Iridium program.

    Motorola had agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Old Iridium debt for Old Iridium's use, subject to certain conditions. Old Iridium requested that Motorola provide this guarantee during the third quarter of 1999. Motorola did not provide this guarantee because it believes it was not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under a Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Old Iridium failed to have Motorola provide such guarantee as required, and that Motorola was obligated to provide them with this $300 million guarantee. Motorola believes that it was not obligated to do so. Old Iridium has also stated that it believed it was not obligated to have Motorola provide this $300 million guarantee to these lenders. On June 9, 2000, the Chase Manhattan Bank, the agent under the Secured Credit Agreement, filed a complaint in the Supreme Court of the State of New York, New York County, demanding that Motorola pay this $300 million to Chase, plus interest and legal fees. The lenders under the Secured Credit Agreement have also demanded that the investors in Old Iridium comply with their capital call requirements. In Motorola's case, this could require an additional equity investment of up to approximately $50 million. On June 9, 2000, the Chase Manhattan Bank also filed a complaint in the U.S. District Court in the District of Delaware demanding that Motorola and other investors in Old Iridium pay their capital call requirements, plus interest and legal fees.

    Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

    In addition, a committee of unsecured creditors of Old Iridium has, over objections by Motorola and Old Iridium, been granted leave by the Bankruptcy Court to file a complaint on Old Iridium's behalf against Motorola. Although, to date, no complaint has been filed by this committee, in March 2001, the Bankruptcy Court approved a settlement between this committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of such proposed claims against Motorola. Motorola anticipates that a complaint will be filed by this committee.

Other

    Some purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price and working capital. The Company may also assist customers in obtaining financing from banks and other sources. Although there are no outstanding financing commitments relating to third-generation (3G) wireless networks, the Company may provide such financing in the future. At March 31, 2001 and December 31, 2000 the Company had long-term finance receivables of $2.7 billion and $2.6 billion, respectively (net of allowance for losses of $218 million and $233 million, respectively), which are included in other assets on the consolidated balance sheets. At March 31, 2001, the Company had outstanding unfunded commitments to provide financing to third parties of approximately $161 million.

    As of March 31, 2001, approximately $2.0 billion of the $2.9 billion in gross long-term finance receivables related to one customer, Telsim, in Turkey (the "Telsim Loan"). Motorola's collateral for the vendor financing provided to Telsim is the ability, pursuant to a stock pledge agreement, to receive or sell 66% of the stock of Telsim. In addition, Motorola has other creditor remedies. On April 30, 2001, $728 million of the Telsim Loan became due, but was not paid. Under the terms of the Telsim Loan, Telsim has 30 business days to cure its failure to make this payment before an event of default occurs. Motorola is currently in discussions with Telsim to reschedule payments, including the April 30th payment, under the Telsim Loan.

    At March 31, 2001, the Company's off-balance sheet third-party financial guarantees aggregated $697 million, of which $523 million was outstanding. These represent guarantees of financial obligations of minority-owned joint ventures and customers. The obligations are generally for equipment purchases from the Company and for working capital requirements. The obligation to repay $200 million of the guaranteed amount outstanding would be triggered only upon the occurrence of certain unlikely political, regulatory or currency-related events in Brazil (and, accordingly, this guarantee is not dependent on the creditworthiness of the primary borrower-customer).

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

5. Acquisition of Business

    The following table summarizes the acquisition that the Company made during the first quarter of 2001:

	Quarter Acquired	Consideration	Form of Consideration	In-Process Research and Development Charge
		(in millions)
Acquisition:
Tohoku Semiconductor Corporation	Q1	$40	Cash	—
(increase investment to 100%)		$345	Assumed Debt

    In the first quarter of 2001, the Company increased its investment in Tohoku Semiconductor Corporation from 50 percent to 100 percent. This acquisition did not result in the Company recording any goodwill or other intangibles.

6. Reorganization of Businesses

    During the second half of 2000, the Company implemented plans to discontinue unprofitable product lines, exit unprofitable businesses and consolidate manufacturing operations as part of its overall strategic initiative to reduce costs and simplify its product portfolio. The Company continued these plans in the first quarter of 2001 and, as a result, recorded pre-tax net charges of $765 million. Of the pre-tax net charge, $524 million was included in manufacturing and other costs of sales and $241 million was recorded as a separate line in the consolidated statements of operations. The aggregate $765 million charge is comprised of the following:

(in millions)	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Discontinuation of product lines	$—	$—	$398	$—	$398
Business exits	9	(5)	6	5	15
Manufacturing Consolidations	24	225	—	103	352

Totals	$33	$220	$404	$108	$765

Discontinuation of Product Lines

    First-quarter market factors caused accelerated erosion of average selling prices for discontinued analog and first-generation digital phones. This resulted in charges of $398 million during the quarter ended March 31, 2001 to writedown the value of this inventory to its current net realizable value.

Business Exits

    During the quarter ended March 31, 2001, the Company continued activities to realign its smartcard business. This resulted in a net charge of $15 million, comprised of customer and supplier termination costs, inventory writedowns to reflect smartcard components inventory at net realizable value, and asset writedowns for the capital assets used in the smartcard components business.

Manufacturing Consolidations

    The Company's continued plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $352 million for the quarter ended March 31, 2001. The consolidation activities were focused primarily on ceasing manufacturing operations at the Company's Harvard, Illinois campus, the continuation of manufacturing consolidation in the Semiconductor Products Segment, and manufacturing and distribution consolidations in other segments. Costs include lease payment cancellation costs, decommission costs and severance benefits related to the elimination of 10,000 positions as part of the Company's strategic reduction in global workforce. Asset writedowns were recorded for the capital assets impaired in the impacted locations.

Reorganization of Businesses Charges—by Segment:

    The following table displays the net charges incurred by segment (in millions):

Segment	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Personal Communications	$11	$60	$398	$25	$494
Global Telecom Solutions	—	35	—	—	35
Commercial, Government and Industrial Systems	11	31	6	5	53
Broadband Communications	2	4	—	—	6
Semiconductor Products	8	61	—	76	145
Integrated Electronic Systems	—	13	—	1	14
Other Products	(1)	(4)	—	1	(4)
General Corporate	2	20	—	—	22

Totals	$33	$220	$404	$108	$765

Reorganization of Businesses Accruals:

    The following tables display, by plan, rollforwards of the accruals established for exit costs and employee separation costs from December 31, 2000 to March 31, 2001:

Exit Costs

(In millions)	Accruals at December 31, 2000	2001 Net Charges	2001 Amounts Used	Accruals at March 31, 2001
Discontinuation of product lines	$55	$—	$(19)	$36
Business exits	32	9	(11)	30
Manufacturing consolidations	61	24	(20)	65

Totals	$148	$33	$(50)	131

    The 2001 amount used of $50 million reflects cash payments of $41 million and non-cash utilization of $9 million. The remaining accrual of $131 million, which is included in accrued liabilities in the consolidated balance sheets, represents approximately $121 million of cash payments and $10 million of non-cash utilization expected to be completed by the first quarter of 2002.

Employee Separation Costs

(In millions)	Accruals at December 31, 2000	2001 Net Charges	2001 Amounts Used	Accruals at March 31, 2001
Business exits	$27	$(5)	$(14)	$8
Manufacturing consolidations	88	225	(101)	212

Totals	$115	$220	$(115)	$220

    At December 31, 2000, the Company had an accrual of $115 million for employee separation costs, representing the severance costs for approximately 3,300 employees, of which 1,900 are direct employees and 1,400 are indirect employees. The 2001 net charges of $220 million for employee separation costs represent the severance costs for approximately an additional 10,000 employees, of which 7,000 are direct employees and 3,000 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

    During the three months ended March 31, 2001, approximately 7,000 employees, of which 5,200 were direct employees and 1,800 were indirect employees, were separated from the Company. The 2001 amount used of $115 million reflects cash payments to these separated employees. The remaining accrual of $220 million, which is included in accrued liabilities in the consolidated balance sheets, represents cash payments expected to be paid to separated employees prior to the end of 2001.

7. Derivative Financial Instruments

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138 (as amended, hereafter referred to as SFAS 133), which the Company adopted effective January 1, 2001. Under SFAS No. 133, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of changes in fair value of cash flow hedges is reported in earnings as it occurs. Derivative instruments which hedge current assets and liabilities, while effective from an economic perspective, are not designated as hedges; changes in fair value are recognized in earnings concurrently with the change in fair value of the items being hedged.

    The adoption of SFAS 133 resulted in a cumulative pre-tax increase in earnings of approximately $21 million, $14 million net of tax, and a pre-tax increase to Non-Owner Changes to Equity of $36 million. The cumulative pre-tax effect is included in selling, general and administrative expense in the consolidated statements of operations.

Foreign Currency Risk

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

    The Company's strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. Almost all of the Company's non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly-committed transactions and some forecasted transactions. The Company expects that it may hedge investments in foreign subsidiaries in the future. A portion of the Company's exposure is from currencies which are not traded in liquid markets, such as those in Latin America, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

Interest Rate Risk

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

Stockholders' Equity

    A reconciliation of current period activity for derivative instruments included in Non-Owner Changes to Equity within Stockholders' Equity, is as follows (in millions, net of tax):

Transition adjustment as of January 1, 2001	$24
Current period increase in fair value	20
Reclassifications to earnings	(19)

Balance at March 31, 2001	$25

Fair Value Hedges

    The ineffective portion of changes in fair value of hedge positions reported in first quarter earnings was income of $3 million, before income taxes, and is recorded in selling, general and administrative expense in the Company's consolidated statements of operations. The Company did not have any amount excluded from the measure of effectiveness in the first quarter. No fair value hedges were discontinued for the quarter ended March 31, 2001.

Cash Flow Hedges

    The ineffective portion of changes in fair value of hedge positions reported in first quarter earnings was a charge of $7 million, before income taxes, and is recorded in selling, general and administrative expense in the Company's consolidated statements of operations. The Company did not have any amount excluded from the measure of effectiveness in the first quarter. No cash flow hedges were discontinued for the quarter ended March 31, 2001.

    During the three-months ended March 31, 2001, $29 million of pre-tax income was reclassified from equity to earnings. If exchange rates do not change from quarter-end, the Company estimates that $28 million of pre-tax net derivative gains included in other comprehensive income would be reclassified into earnings within the next twelve months and will be reclassed in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

    At March 31, 2001, the maximum term of derivative instruments that hedge forecasted transactions, except those related to payment of variable interest on existing financial instruments, was 10 years. However, on average, the duration of the Company's derivative instruments that hedge forecasted transactions is 6 months.

Net Investment in Foreign Operations Hedge

    At March 31, 2001, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations. However, the Company expects that it may hedge investments in foreign subsidiaries in the future.

8. Debt and Credit Facilities

    On January 31, 2001, the Company received aggregate net proceeds of $2.23 billion from the concurrent issuance and sale of $1.4 billion of 6.75% Notes due February 1, 2006 and $825 million of Puttable Reset Securities PURSSM due February 1, 2011. These proceeds were used to reduce short-term indebtedness and for general corporate purposes. Beginning on February 1, 2003 and on each anniversary thereof while the PURS are outstanding, the PURS may be called at the option of Goldman, Sachs & Co. (Goldman) and remarketed by Goldman to new holders. If Goldman does not exercise its call right on February 1, 2003 or any anniversary thereof while the PURS are outstanding, the PURS will automatically be put to the Company for redemption, unless the holders of 30 percent of the PURS elect otherwise.

    On March 28, 2001, the Company entered into a $2 billion multi-draw term loan facility with several lenders. The facility expires on November 16, 2001. The Company will use this facility for general corporate purposes, including repayment of commercial paper indebtedness. The terms of the facility, including conditions, covenants and representations, are similar to those in the Company's one-year and five-year revolving domestic credit agreements. In addition, net proceeds from the sale of certain identified assets must be used to repay the facility or reduce any unused commitment under the facility. If the Company's senior unsecured non-credit enhanced long-term debt is rated lower than BBB by S&P or Baa2 by Moody's, then the Company and its domestic subsidiaries would be obligated to provide the lenders with a pledge of, and security interest in, identified assets, including certain marketable securities, domestic inventories and receivables, and certain businesses of the Company if not sold at the time this contingency has occurred. The Company borrowed $500 million of this facility on March 30, 2001. On April 2, 2001, the Company borrowed the remaining $1.5 billion available under this term loan facility.

9. Trust Originated Preferred SecuritiesSM

    In February 1999, Motorola Capital Trust I, a Delaware statutory business trust and wholly owned subsidiary of the Company (the "Trust"), sold Trust Originated Preferred SecuritiesSM ("TOPrS") to the public at an aggregate offering price of $500 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 ("Subordinated Debentures") from the Company with the same payment terms as the TOPrS. The sole assets of the Trust are the Subordinated Debentures. The TOPrS are shown as "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures" in the Company's consolidated financial statements.

    The Company's obligations relating to the TOPrS include obligations to make payments on the Subordinated Debentures and obligations under the related Indenture, Trust Guarantee and Declaration of Trust. Taken together, these obligations represent a full and unconditional guarantee of amounts due under the TOPrS.

SM "Puttable Reset Securities PURS" is a service mark of Goldman, Sachs & Co.
SM "Trust Originated Preferred Securities" and "TOPrS" are service marks of Merrill Lynch & Co., Inc.

Motorola, Inc. and Subsidiaries
Management's Discussion and Analysis
of Financial Condition and Results of Operations

    This commentary should be read in conjunction with the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 2000.

Results of Operations:

	Three Months Ended
	March 31, 2001	% of Sales	April 1, 2000	% of Sales
	(in millions, except per share amounts)
Net sales	$7,752		$8,768
Percent change from prior year	(12)%		13%
Costs and expenses
Manufacturing and other costs of sales	5,478	70.7%	5,200	59.3%
Selling, general and administrative expenses	1,252	16.2%	1,299	14.8%
Research and development expenditures	1,172	15.1%	1,015	11.6%
Depreciation expense	627	8.1%	558	6.4%
Reorganization of businesses	241	3.1%	—	0.0%
Other charges	101	1.3%	110	1.3%
Interest expense, net	86	1.1%	47	0.5%
Gains on sales of investments and businesses	(614)	(7.9)%	(101)	(1.2)%

Total costs and expenses	8,343		8,128

Earnings (loss) before income taxes	(591)	(7.6)%	640	7.3%
Income tax provision	(58)		192

Net earnings (loss)	$(533)	(6.9)%	$448	5.1%

Diluted earnings (loss) per common share	$(0.24)		$0.20

    Sales were $7.8 billion in the first quarter of 2001, down 12 percent from $8.8 billion a year earlier. The decline in sales was attributed primarily to lower unit sales and lower average selling prices in the Personal Communications Segment and lower unit sales in the Semiconductor Products Segment.

    In the first quarter of 2001, the Company incurred a loss before income taxes of $591 million, compared with earnings before income taxes of $640 million in 2000. Net losses were $533 million, or (24) cents per share, compared with net earnings of $448 million, or 20 cents per share, in 2000. The decrease in earnings in 2001 compared to 2000 is attributed to lower sales volume, a decrease in manufacturing margins, business reorganization charges recorded in 2001 and higher research and development, depreciation and interest costs in 2001. These higher costs were partially offset by an increase in gains on sales of businesses in the first quarter of 2001 compared to the year-ago quarter. The main businesses contributing to the decrease in earnings were the Personal Communications, Semiconductor Products and Global Telecom Solutions Segments.

    Net operating margin on sales decreased to (6.9) percent in the first quarter of 2001 compared with 5.1 percent a year earlier.

    Manufacturing and other costs of sales were $5.5 billion, or 70.7 percent of sales, in the first quarter of 2001 compared to $5.2 billion, or 59.3 percent of sales, in the same period last year. Manufacturing and other costs of sales in the first quarter of 2001 include reorganization of businesses charges of $524 million for inventory writedowns and other costs associated with the Company's strategic initiative to reduce costs and simplify its product portfolio. These business reorganization costs were incurred primarily in the Personal Communications Segment, of which $398 million were for inventory writedowns associated with discontinued product lines. Excluding reorganization of businesses charges, manufacturing and other costs of sales were $5.0 billion, or 63.9 percent of sales, in the first quarter of 2001 compared to $5.2 billion, or 59.2 percent of sales, in the same period last year. This decrease in manufacturing margin is due to the lower sales mentioned earlier and higher manufacturing costs in the Global Telecom Solutions Segment.

    Selling, general and administrative expenses were $1.3 billion, or 16.2 percent of sales, in the first quarter of 2001 compared to $1.3 billion, or 14.8 percent of sales, in the same period last year. The increase in selling, general and administrative expenses as a percent of sales is due to lower sales in the first quarter of 2001 compared to 2000.

    Research and development expenditures were $1.2 billion, or 15.1 percent of sales, in the first quarter of 2001 compared to $1.0 billion, or 11.6 percent of sales, in 2000. Over the past three years, the Company has been increasing the percentage of its sales that is spent on research and development. The Company continues to believe that a strong commitment to research and development is required to drive long-term growth. However, in the short-term, the Company expects research and development expenditures in 2001 to be lower than in 2000.

    Depreciation expense in the first quarter of 2001 was $627 million, or 8.1 percent of sales, compared to $558 million, or 6.4 percent of sales, a year earlier. The increase in depreciation expense is due to significant capital expenditures in the latter half of 2000. In 2001 the Company anticipates depreciation expense will be slightly higher than in 2000.

    Capital expenditures in the first quarter of 2001 were $505 million, compared to $688 million a year ago. Although the semiconductor business continued to comprise the largest portion of these expenditures, capital expenditures by the semiconductor business in the first quarter of 2001 were significantly less than spent in the prior-year quarter. For the full year 2001, the Company has reduced its anticipated capital expenditures to $1.4 billion, compared with capital expenditures of $4.1 billion for the full year 2000.

    During the second half of 2000, the Company implemented plans to discontinue unprofitable product lines, exit unprofitable businesses and consolidate manufacturing operations as part of its overall strategic initiative to reduce costs and simplify its product portfolio. The Company continued these plans in the first quarter of 2001 and, as a result, recorded pre-tax net charges of $765 million. Of the pre-tax net charge, $524 million was included in manufacturing and other costs of sales and $241 million was recorded as a separate line in the consolidated statements of operations. There were no reorganization of businesses charges in the first quarter of 2000.

    The aggregate $765 million charge during the first quarter of 2001 is comprised of the following:

(In millions)	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Discontinuation of product lines	$—	$—	$398	$—	$398
Business exits	9	(5)	6	5	15
Manufacturing consolidations	24	225	—	103	352

Totals	$33	$220	$404	$108	$765

Discontinuation of Product Lines

    First-quarter market factors caused accelerated erosion of average selling prices for analog and first-generation digital phones. This resulted in charges of $398 million during the quarter ended March 31, 2001 to writedown the value of this inventory to its current net realizable value.

Business Exits

    During the quarter ended March 31, 2001, the Company continued activities to realign its smartcard business. This resulted in a net charge of $15 million, comprised of customer and supplier termination costs, inventory writedowns to reflect smartcard components inventory at net realizable value, and asset writedowns for the capital assets used in the smartcard components business.

Manufacturing Consolidations

    The Company's continued plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $352 million for the quarter ended March 31, 2001. The consolidation activities were focused primarily on ceasing manufacturing operations at the Company's Harvard, Illinois campus, the continuation of manufacturing consolidation in the Semiconductor Products Segment, and manufacturing and distribution consolidations in other segments. Costs include lease payment cancellation costs, decommission costs and severance benefits related to the elimination of 10,000 positions as part of the Company's strategic reduction in global workforce. Asset writedowns were recorded for the capital assets impaired in the impacted locations.

Reorganization of Businesses Charges—by Segment:

    The following table displays the net charges incurred by segment (in millions):

Segment	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Personal Communications	$11	$60	$398	$25	$494
Global Telecom Solutions	—	35	—	—	35
Commercial, Government and Industrial Systems	11	31	6	5	53
Broadband Communications	2	4	—	—	6
Semiconductor Products	8	61	—	76	145
Integrated Electronic Systems	—	13	—	1	14
Other Products	(1)	(4)	—	1	(4)
General Corporate	2	20	—	—	22

Totals	$33	$220	$404	$108	$765

Reorganization of Businesses Accruals:

    The following tables display, by plan, rollforwards of the accruals established for exit costs and employee separation costs from December 31, 2000 to March 31, 2001:

Exit Costs

(In millions)	Accruals at December 31, 2000	2001 Net Charges	2001 Amounts Used	Accruals at March 31, 2001
Discontinuation of product lines	$55	$—	$(19)	$36
Business exits	32	9	(11)	30
Manufacturing consolidations	61	24	(20)	65

Totals	$148	$33	$(50)	131

    The 2001 amount used of $50 million reflects cash payments of $41 million and non-cash utilization of $9 million. The remaining accrual of $131 million, which is included in accrued liabilities in the consolidated balance sheets, represents approximately $121 million of cash payments and $10 million of non-cash utilization expected to be completed by the first quarter of 2002.

Employee Separation Costs

(In millions)	Accruals at December 31, 2000	2001 Net Charges	2001 Amounts Used	Accruals at March 31, 2001
Business exits	$27	$(5)	$(14)	$8
Manufacturing consolidations	88	225	(101)	212

Totals	$115	$220	$(115)	$220

    At December 31, 2000, the Company had an accrual of $115 million for employee separation costs, representing the severance costs for approximately 3,300 employees, of which 1,900 are direct employees and 1,400 are indirect employees. The 2001 net charges of $220 million for employee separation costs represent the severance costs for approximately an additional 10,000 employees, of which 7,000 are direct employees and 3,000 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

    During the three months ended March 31, 2001, approximately 7,000 employees, of which 5,200 were direct employees and 1,800 were indirect employees, were separated from the Company. The 2001 amount used of $115 million reflects cash payments to these separated employees. The remaining accrual of $220 million, which is included in accrued liabilities in the consolidated balance sheets, represents cash payments expected to be paid to separated employees prior to the end of 2001.

    As the Company has previously announced, its target is to reduce employee population by approximately 26,000 from the population that existed when it initiated the reorganization in the second half of 2000. The greatest percentage of the reduction in employee population will occur in the Personal Communications Segment, followed by the Semiconductor Products Segment. From the initiation of the reorganization to date, the Company has recorded $360 million of charges in connection with the planned severance of approximately 13,900 of these employees. To date, approximately 7,600 employees have been severed as part of the reorganization and, as described above, the remaining accrual is $220 million. Additional charges will be recorded during the remainder of 2001 in connection with the severance of additional employees until the Company reaches its target. These charges will be taken in subsequent quarters in accordance with accounting rules. The Company expects to have recorded all employee severance charges related to the reorganization by the end of 2001 and all employee separations will be completed within 12 months of the time the Company records the related charge.

    Other charges, as reflected on the consolidated statement of operations, were $101 million in the first quarter of 2001 compared to $110 million in the same period last year. Other charges in the first quarter of 2001 reflect asset impairment charges. Other charges in the first quarter of 2000 include $100 million of acquisition and integration costs in connection with the merger with General Instrument Corporation and $9 million for in-process research and development charges.

    Net interest expense increased to $86 million versus $47 million a year ago. The increase in interest expense is attributed primarily to increased levels of long-term debt issued in the fourth quarter of 2000 and in the first quarter of 2001 to finance capital spending, acquisitions and operations. The Company expects net interest expense to increase significantly in 2001 compared to 2000 due to an increase in the weighted average interest rate paid by the Company.

    Gains on sales of investments and businesses were $614 million in the first quarter of 2001 compared to $101 million in the same period last year. For the quarter ended March 31, 2001, the gains primarily resulted from the Company's sale of its investments in cellular telephone operating companies in Brazil, Egypt, Israel, Jordan and Pakistan and the sale of securities. For the quarter ended April 1, 2000, the gains resulted primarily from the Company's sale of securities and the sale of its electronic ballast business.

    The effective tax rate for the first quarter of 2001 was 10 percent, compared to 30 percent in the year-earlier quarter. The lower tax rate in 2001 is due primarily to losses in countries where the Company is currently unable to realize associated tax benefits. The effective tax rate, for ongoing businesses, including pro forma adjustments, as defined below, was 34 percent in the first quarter of 2001 compared to 29 percent in the year-earlier quarter. The Company currently expects the annual tax rate for 2001, including pro forma adjustments, to increase compared to the annual tax rate for 2000 due to a shift in earnings mix by region.

Motorola Ongoing Businesses, Including Pro Forma Adjustments

    Pro forma adjustments exclude the impact of unusual charges, amortization of goodwill, impairment of assets and gains or losses on sales of investments and businesses from the results of operations. The tables below detail the pro forma adjustments for the three months ended March 31, 2001 and April 1, 2000.

    For the first quarter of 2001, pro forma adjustments were made to exclude net charges of $279 million pre-tax, or 15 cents per share after-tax, from the results of operations. Unusual charges were incurred primarily relating to the Company's strategic initiative to reduce costs and simplify its product portfolio and were partially offset by gains on sales of investments and businesses. For the first quarter of 2000, pro forma adjustments were made to exclude net charges of $39 million pre-tax, or 1 cent per share after-tax. The first quarter of 2000 charges were largely comprised of $100 million of unusual costs associated with the merger and integration of General Instrument Corporation, offset primarily by gains on sales of investments and the sale of the Company's electronic ballast business.

    Summarized in the following two tables are the pro forma adjustments for the quarters ended March 31, 2001 and April 1, 2000, indicating the corresponding line on the consolidated statements of operations impacted by these adjustments.

2001 Pro Forma Adjustments

	Cost of Sales	SG&A	Reorganization of Businesses	Other Charges	Gains on Sales of Investments and Businesses	Total
	($ in millions)
Income (Charge)
Gains from the sale of investments and businesses	$—	$—	$—	$—	$614	$614
Reorganization of businesses	(524)	—	(241)	—	—	(765)
Asset impairments	—	—	—	(101)	—	(101)
Amortization of goodwill	—	(43)	—	—	—	(43)
Other	—	16	—	—	—	16

Net Pro Forma Adjustments	$(524)	$(27)	$(241)	$(101)	$614	$(279)

2000 Pro Forma Adjustments

	Cost of Sales	SG&A	Reorganization of Businesses	Other Charges	Gains on Sales of Investments and Businesses	Total
	($ in millions)
Income (Charge)
Gains from the sale of investments and businesses	$—	$—	$—	$—	$101	$101
In-Process research and development charges	—	—	—	(9)	—	(9)
Amortization of goodwill	—	(37)	—	—	—	(37)
Other	—	7	—	(101)	—	(94)

Net Pro Forma Adjustments	$—	$(30)	$—	$(110)	$101	$(39)

    In the first quarter of 2000 the Company sold its electronic ballast business. During 2000, this business had sales of $16 million and earnings of $1 million. For ongoing operations, the impact of this business has been excluded from the results of operations in 2000.

    Summarized below are the results of operations for the Company for the quarters ended March 31, 2001 and April 1, 2000 for ongoing businesses only, including the impact of the pro forma adjustments discussed above.

Motorola, Inc.
Ongoing Operations, Including Pro Forma Adjustments

	Three Months Ended
	March 31, 2001	% of Sales	April 1, 2000	% of Sales
	(in millions, except per share amounts)
Net sales	$7,752		$8,752
Percent change from prior year	(11)%		19%
Costs and expenses
Manufacturing and other costs of sales	4,954	63.9%	5,185	59.2%
Selling, general and administrative expenses	1,225	15.8%	1,269	14.5%
Research and development expenditures	1,172	15.1%	1,015	11.6%
Depreciation expense	627	8.1%	558	6.4%
Reorganization of businesses	—	—	—	—
Other charges	—	—	—	—
Interest expense, net	86	1.1%	47	0.5%
Gains on sales of investments and businesses	—	—	—	—

Total costs and expenses	8,064		8,074

Earnings (loss) before income taxes	(312)	(4.0)%	678	7.7%
Income tax provision	(106)		197

Net earnings (loss)	$(206)	(2.7)%	$481	5.5%

Diluted earnings (loss) per common share	$(0.09)		$0.21

    For ongoing operations, including pro forma adjustments, sales decreased 11 percent to $7.8 billion in the first quarter of 2001 from $8.8 billion in 2000. The Company incurred a loss before income taxes of $312 million in the first quarter of 2001, compared to earnings before income taxes of $678 million in 2000. The Company incurred a net loss of $206 million, or (9) cents per share, in the first quarter of 2001 compared to net earnings of $481 million, or 21 cents per share, in 2000. Net operating margin on sales was (2.7) percent in 2001, compared with 5.5 percent in 2000. The decrease in sales and earnings is due primarily to the reasons discussed above in "Results of Operations".

Segment Information

    Results of the Company's operations, by segment, for the first quarter of 2001 compared with the first quarter of 2000 are reflected below. Additionally, pro forma adjustments, which exclude the impact of unusual charges, amortization of goodwill, impairment of assets and gains or losses on the sale of investments and businesses are shown for each of these operations.

    The order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Personal Communications Segment

	March 31, 2001	April 1, 2000	% Change
	(in millions)
Orders	$2,839	$3,169	(10)%
Segment sales	$2,284	$3,236	(29)%
Operating earnings (loss) before tax	$(912)	$112
Pro Forma Adjustments:
Reorganization of businesses	494	—
Asset impairment	12	—
Gain on sale of investments/businesses	—	(63)
Amortization of goodwill	4	4

Operating earnings (loss) including pro forma adjustments	$(402)	$53

    Personal Communications Segment sales decreased 29 percent to $2.3 billion and orders declined 10 percent to $2.8 billion. Segment sales declined due to lower worldwide demand for wireless telephones by service providers and a decrease in average selling prices. Total unit sales of wireless phones decreased by approximately 25 percent compared to a year ago and decreased approximately 35 percent sequentially versus the fourth quarter of 2000. Digital products comprised approximately 98 percent of wireless telephone sales dollars in the first quarter of 2001. This percentage includes iDEN® phones. The overall average selling price for digital phones declined approximately 10 percent versus a year ago and declined approximately 5 percent versus the fourth quarter of 2000. Average selling prices can be subject to changes in product mix and regional mix.

    In the Americas, sales and orders for wireless telephones were down. In Europe, sales were down very significantly and orders were down. In Asia, sales were significantly lower, while orders were higher.

    Total industry-wide shipments of wireless telephones in 2000 are estimated to have been 425 million units. The Company currently estimates that 2001 industry-wide shipments will be in the range of 425 to 475 million units.

    Operating losses in the first quarter of 2001 were $912 million, compared to operating earnings of $112 million in the year-earlier quarter. The decline in financial performance is due to significantly lower sales and $494 million of reorganization of businesses charges in the first quarter of 2001. The business reorganization charges are related to the Company's overall strategic initiative to reduce costs and simplify its product portfolio. These reorganization costs are comprised of $398 million for inventory writedowns related to discontinued analog and first-generation digital wireless telephones, $60 million for employee separations, $25 million for asset writedowns and $11 million for facility exit costs. The 2001 charges are discussed in more detail below. Operating earnings in 2000 include a $63 million gain from the sale of investments.

    During the second half of 2000, the segment initiated significant actions to realign its businesses and improve its cost structure. These actions focused on product simplification and restructuring of the supply chain. Product simplification actions resulted in the discontinuation of multiple products, primarily analog and first-generation digital telephones. In the first quarter of 2001, market factors caused accelerated erosion of average selling prices for discontinued analog and first-generation digital telephones. This resulted in a charge of $398 million for inventory writedowns. Additionally in the first quarter of 2001, in a continued effort to reduce costs in the segment's wireless handset business, the Company announced workforce reductions that will affect all aspects of the business, across all geographies. They include the segment's announced plans to cease manufacturing operations at its Harvard, Illinois campus, which resulted in asset writedowns, employee separation and business exit charges. The segment is continuing efforts to improve the efficiency of its supply chain and is exiting or reducing production at several higher-cost manufacturing sites. Evaluation of the segment's strategy to realign its businesses will continue in the second quarter and is expected to result in a business reorganization charge related to announced workforce reductions in that quarter.

    Including net pro forma adjustments in both years, the segment incurred an operating loss of $402 million in the first quarter of 2001 compared to operating earnings of $53 million in the year-ago period. The decrease in operating earnings is primarily due to the decline in sales.

Global Telecom Solutions Segment

	Three Months Ended
	March 31, 2001	April 1, 2000	% Change
	(in millions)
Orders	$1,542	$1,795	(14)%
Segment sales	$1,722	$1,809	(5)%
Operating earnings before tax	$39	$280	(86)%
Pro Forma Adjustments:
Reorganization of businesses	35	—
Cumulative effect of adoption of SFAS133	(20)	—
Amortization of goodwill	—	1

Operating earnings including pro forma adjustments	$54	$281	(81)%

    Segment sales decreased 5 percent to $1.7 billion, while orders decreased 14 percent to $1.5 billion. In the Americas, orders were higher while sales were significantly higher. In Europe and Asia, sales and orders were down significantly. The first-quarter 2001 decline in sales reflects a significant reduction in revenue from final acceptance on infrastructure contracts as compared to the year-earlier quarter.

    Operating earnings declined to $39 million compared to $280 million in the year-earlier quarter. The decrease in operating earnings is due to the decrease in sales and higher manufacturing and research and development costs. Operating earnings include a $35 million reorganization of businesses charge, primarily comprised of employee severance accruals for workforce reductions. These reductions will affect all aspects of the business, across all geographies. Evaluation of the segment's strategy to realign its business will continue in the second quarter and is expected to result in a business reorganization charge related to announced workforce reductions in that quarter.

    Including net pro forma adjustments in both years, operating earnings decreased to $54 million compared to $281 million a year ago due to the reasons discussed above.

Commercial, Government and Industrial Systems Segment

	Three Months Ended
	March 31, 2001	April 1, 2000	% Change
	(in millions)
Orders	$1,160	$1,095	6%
Segment sales	$1,050	$998	5%
Operating earnings before tax	$38	$90	(58)%
Pro Forma Adjustments:
Reorganization of businesses	53	—
In-process research and development	—	9
Cumulative effect of adoption of SFAS133	(2)	—
Gain on sale of investments/businesses	(45)	(6)
Amortization of goodwill	12	3

Operating earnings including pro forma adjustments	$56	$96	(42)%

    Segment sales rose 5 percent to $1.1 billion and orders increased 6 percent to $1.2 billion. Two-way radio equipment sales were higher in the Americas and Europe, and lower in Asia. Orders were higher in the Americas, very significantly higher in Asia and lower in Europe.

    Operating earnings decreased to $38 million from $90 million in the year-earlier quarter. Operating earnings decreased due to a mix shift to lower-margin infrastructure products and systems integration services, as well as higher costs for developing and delivering new private-system technologies. First-quarter 2001 operating earnings include $53 million of business reorganization charges related to severance accruals for global workforce reductions across the segment, inventory writedowns, asset writedowns and exit costs related to realignment of the segment's smartcard business. These business reorganization charges were partially offset by a $45 million gain on the sale of the Company's interest in ERG Limited. Included in operating earnings for the three months ended April 1, 2000, is a $9 million in-process research and development charge related to the acquisition of intellectual property from Intec, Ltd. Evaluation of the segment's strategy to realign its business will continue in the second quarter and is expected to result in a business reorganization charge related to announced workforce reductions in that quarter.

    Including net pro forma adjustments in both years, operating earnings decreased to $56 million compared to $96 million a year ago primarily due to the reasons discussed above.

Broadband Communications Segment

	Three Months Ended
	March 31, 2001	April 1, 2000	% Change
	(in millions)
Orders	$905	$880	3%
Segment sales	$818	$678	21%
Operating earnings before tax	$98	$91	8%
Pro Forma Adjustments:
Reorganization of businesses	6	—
Asset Impairment	15	—
Other	5	—
Amortization of goodwill	6	8

Operating earnings including pro forma adjustments	$130	$99	31%

    Segment sales rose 21 percent to $818 million, and orders increased 3 percent to $905 million. Operating earnings increased to $98 million from $91 million in the year-earlier quarter due to the increase in sales. Operating earnings include $6 million of business reorganization charges related to manufacturing, distribution and sales office consolidations across the segment.

    Digital Network Systems had a significant increase in orders and in sales. Internet Protocol Network Systems had significantly lower orders and lower sales. Transmission Network Systems had very significantly lower orders and significantly lower sales. Satellite Broadcast & Network Systems had increased orders and significantly increased sales. The majority of the segment's sales continued to be in North America. Demand outside of the U.S. is increasing and is expected to be a larger percentage of sales in 2001.

    Including net pro forma adjustments, operating earnings rose 31 percent to $130 million compared to $99 million a year ago due to increases in sales.

Semiconductor Products Segment

	Three Months Ended
	March 31, 2001	April 1, 2000	% Change
	(in millions)
Orders	$1,091	$2,040	(47)%
Segment sales	$1,483	$1,900	(22)%
Operating earnings (loss) before tax	$(287)	$123
Pro Forma Adjustments:
Reorganization of businesses	145	—
Amortization of goodwill	11	5

Operating earnings (loss) including pro forma adjustments	$(131)	$128

    Segment sales decreased 22 percent to $1.5 billion, and orders decreased 47 percent to $1.1 billion. The decline in sales is due to the significant downturn in demand experienced across the semiconductor industry as a result of high component inventories for most customers and lower consumer demand. From the peak of nearly 50 percent growth in the second quarter of 2000, the semiconductor industry has seen a rapid and deep decline to an estimated negative 5 percent pace in the first quarter of 2001.

Growth rates are based on data supplied by the Semiconductor Industry Association. Projected semiconductor industry growth rates for the full-year 2001 remain uncertain, but in the Company's opinion, worldwide semiconductor sales in 2001 are likely to be 10 to 15 percent less than sales in 2000.

    Sales were up in Japan, down in Asia/Pacific and the Americas and down significantly in Europe. Sales among major markets were up in imaging/entertainment, down in transportation and networking/computing, and down significantly in standard embedded solutions and wireless.

    Orders were down very significantly in the Americas and Europe, down significantly in Asia/Pacific and up slightly in Japan. Among major markets, orders were down very significantly in wireless, standard embedded solutions and networking/computing, down significantly in imaging/entertainment and down in transportation. As a result of the weakness in new orders in the first quarter of 2001, the Company anticipates sales for the segment in the second quarter of 2001 will be lower than the first quarter.

    The segment had an operating loss of $287 million in the first quarter of 2001 compared to operating earnings of $123 million in the year-earlier quarter. The operating loss was due to the decline in sales mentioned earlier and business reorganization charges in the first quarter of 2001. The operating loss in 2001 includes $145 million of business reorganization charges. The business reorganization charges include $76 million for asset impairments, $61 million for employee separation costs and $8 million for exit costs.

    The segment continued to implement initiatives aimed at achieving profitable growth. In the first quarter of 2001, the segment announced several business reorganization actions. These actions include a substantial reduction in capital spending and operating budgets, business exits, manufacturing consolidations and workforce reductions.

    Including the impact of pro forma adjustments, the segment incurred an operating loss of $131 million compared to operating earnings of $128 million a year ago. The decline is primarily due to the decrease in sales.

Integrated Electronic Systems Segment

	Three Months Ended
	March 31, 2001	April 1, 2000	% Change
	(in millions)
Orders	$513	$728	(30)%
Segment sales	$637	$690	(8)%
Operating earnings before tax	$4	$79	(95)%
Pro Forma Adjustments:
Reorganization of businesses	14	—
Gain on sale of investments/businesses	—	(33)
Amortization of goodwill	1	1

Operating earnings including pro forma adjustments	$19	$47	(60)%

    Segment sales decreased 8 percent to $637 million and orders decreased 30 percent to $513 million.

    Telematics Communications Group sales were up significantly, while orders were down. Motorola Computer Group sales were up significantly, while orders were down, reflecting weakness in the overall telecommunications industry. Energy Systems Group sales and orders were significantly lower due to the decrease in demand for rechargeable batteries and chargers as wireless telephone demand weakened throughout the industry. Sales and orders in the Automotive and Industrial Electronics Group decreased significantly due to high inventory levels in the automotive industry.

    Operating earnings decreased to $4 million from $79 million in the year-earlier quarter. Operating earnings decreased primarily due to the decline in sales and higher research and development expenses. First-quarter 2001 operating earnings include $14 million of business reorganization charges, primarily related to severance accruals for global workforce reductions across the segment. Operating earnings for the quarter ended April 1, 2000, include a $33 million gain from the sale of the electronic ballast business.

    Including net pro forma adjustments in both years, operating earnings decreased to $19 million compared to $47 million a year ago primarily due to the reasons discussed above. For ongoing businesses, which exclude the results of the electronic ballast business sold in the first quarter of 2000, sales decreased 5 percent, orders decreased 28 percent and operating earnings declined 59 percent.

Other

	Three Months Ended
	March 31, 2001	April 1, 2000	% Change
	(in millions)
Segment sales	$245	$259	(5)%
Operating earnings (loss) before tax	$399	$(133)
Pro Forma Adjustments:
Reorganization of businesses	18	—
Asset impairment	74	—
(Gain) Loss on sale of investments/businesses	(569)	2
Amortization of goodwill	9	15
Other	1	93

Operating (loss) including pro forma adjustments	$(68)	$(23)	196%

    Other is comprised primarily of the Other Products Segment and General Corporate. The Other Products Segment includes: (i) various corporate programs representing developmental businesses and research and development projects; (ii) the Company's holdings in cellular telephone operating companies; (iii) the Internet Content and Software Group, which provides end-to-end application services to the Company's segments; and (iv) Next Level Communications, Inc., a publicly-traded subsidiary in which the Company has a controlling interest as a result of the merger with General Instrument Corporation.

    Other sales decreased 5 percent to $245 million from $259 million in the year ago quarter. Other operating earnings were $399 million in the first quarter of 2001 compared to a loss of $133 million in the prior-year quarter.

    In the first quarter of 2001, the operating earnings include $569 million of gains on sales of investments and businesses, comprised primarily of gains on sales of the Company's investments in cellular telephone operating companies in Brazil, Egypt, Israel, Jordan and Pakistan. These gains were partially offset by asset impairment and reorganization of businesses charges. The first-quarter 2000 operating loss includes $100 million of acquisition and integration costs in connection with the merger with General Instrument Corporation.

    Including net pro forma adjustments in both years, operating losses increased to $68 million compared to $23 million a year ago. The increase in operating losses is primarily due to higher costs for corporate developmental programs including costs for programs that were not in existence in the first quarter of 2000.

Liquidity and Capital Resources:

    As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company's liquidity and available capital resources are impacted by 4 key components: (i) current cash, cash equivalents and short-term investments, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash, Cash Equivalents and Short-Term Investments

    At March 31, 2001, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of 3 months or less) aggregated $4.0 billion, compared to $3.3 billion as of December 31, 2000. The majority of the cash and cash equivalents are held by the Company or its subsidiaries in foreign jurisdictions and, accordingly, repatriation of some of these funds could be subject to delay and could have some tax consequences. The Company has initiated efforts to repatriate cash from certain foreign jurisdictions. In addition, the Company has $350 million in short-term investments, which are highly-liquid investments with an original maturity greater than 3 months.

Operating Activities

    For the quarter ended March 31, 2001, the Company generated $56 million in cash from operations as compared to $895 million in cash used for operations for the quarter ended April 1, 2000. The $56 million in net cash provided by operations was primarily due to a decrease in accounts receivable and inventory, which was offset by a decrease in accounts payable and accrued liabilities.

    The Company's net accounts receivable decreased to $5.6 billion at March 31, 2001 from $7.1 billion at December 31, 2000. The Company's weeks receivable decreased to 8.7 weeks at March 31, 2001 compared to 8.9 at December 31, 2000. The decrease in net accounts receivable was primarily due to the improvement in weeks receivable from year end 2000 and a decline in the Company's sales in the first quarter of 2001 compared to the fourth quarter of 2000 in all segments. The Company expects weeks receivable to continue to decline in 2001 as a result of its ongoing efforts to improve accounts receivable management. In 2001, the Company also expects net accounts receivable to be lower than for comparable periods in 2000.

    The Company's net inventory level decreased to $4.5 billion at March 31, 2001 from $5.2 billion at December 31, 2000. The Company's inventory turns (using the cost-of-sales calculation method) increased to 5.2 at March 31, 2001 from 5.0 at December 31, 2000. The decrease in net inventory includes non-cash writedowns of approximately $404 million, primarily related to discontinued product lines in the Personal Communications Segment. The remainder of the decrease in net inventory is due to lower purchases of component parts due to a decline in new orders received by the Company. The Company expects inventory levels to decrease during 2001 as it continues to improve its supply-chain management. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

    Research and development expenditures increased to $1.2 billion for the three-month period ended March 31, 2001 compared to $1.0 billion for the three-month period ended April 1, 2000. Over the past three years the Company has increased its research and development expenditures because it continues to believe that a strong commitment to research and development is required for long-term growth. However, in the short term, the Company expects research and development expenditures in 2001 to be lower than in 2000.

    To improve its future operating cash flow, the Company implemented significant cost reduction and product simplification plans in 2000 that are continuing in 2001. These plans involve the discontinuation of unprofitable product lines, the exit from unprofitable businesses, and the consolidation of manufacturing facilities. Cash payments for exit costs and employee separations in connection with these plans were $156 million for the quarter ended March 31, 2001. The Company expects to record additional charges in subsequent quarters of 2001 for previously-announced actions that have not yet been accrued, resulting in cash payments in addition to the currently expected $341 million.

Investing Activities

    The most significant components of the Company's investing activities are: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

    Net cash provided by investing activities was $239 million for the quarter ended March 31, 2001, as compared to $574 million in net cash used for investing activities for the quarter ended April 1, 2000. The net cash provided by investing activities for the quarter ended March 31, 2001 was primarily due to proceeds received from dispositions of investments and businesses.

    Capital expenditures for the quarter ended March 31, 2001 consumed $505 million, compared to $688 million for the quarter ended April 1, 2000. Although the Semiconductor Products Segment (SPS) continues to comprise the largest portion of these expenditures, the amount spent by SPS was significantly less than a year ago. For the full year 2001, the Company has reduced its anticipated capital expenditures to $1.4 billion, compared with $4.1 billion in capital expenditures for the full year 2000.

    The Company made acquisitions and additional investments during the quarter ended March 31, 2001 of approximately $430 million, as compared to $232 million in the quarter ended April 1, 2000. For the quarter ended March 31, 2001, the most significant cash expenditures related to investments in Callahan Associates International L.L.C. by the Broadband Communications Segment and in Tohoku Semiconductor Corporation (TSC) by SPS. As part of the acquisition of the remaining 50% interest in TSC, the Company also assumed $345 million in debt. The Company anticipates making additional investments during the remainder of 2001.

    For the quarter ended March 31, 2001, the Company received $1.2 billion in proceeds from dispositions of investments and businesses, compared to $234 million a year earlier. The $1.2 billion in proceeds were primarily generated from the Company's sale of its investments in cellular telephone operating companies in Brazil, Egypt, Israel, Jordan, and Pakistan and the sale of securities. As previously announced, the Company expects to receive approximately $1.8 billion in either cash or stock from the sale of four cellular telephone operating companies in Northern Mexico to Telefonica Moviles of Madrid (Telefonica) in the late second or early third quarter 2001. The Company also expects to receive proceeds from the sale of other non-strategic businesses that it intends to sell during 2001.

    In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. At March 31, 2001 and December 31, 2000, the Company's available-for-sale securities had approximate fair market values of $2.9 billion and $4.7 billion, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, suffered a decline during the first quarter of 2001. In addition, the realizable value of these securities is subject to market and other conditions. The Company may sell a portion of these available-for-sale securities during 2001.

Financing Activities

    The most significant components of the Company's financing activities are: (i) proceeds from (or repayment of) commercial paper and other short-term borrowings, and (ii) proceeds from the issuance of long-term debt securities. The Company also has available liquidity under its existing credit facilities.

    Net cash provided by financing activities was $540 million for the quarter ended March 31, 2001, as compared to $1.3 billion for the quarter ended April 1, 2000. The cash provided by financing activities for the first quarter of 2001 was primarily due to net proceeds from the issuance of long-term debt, partially offset by a reduction in outstanding commercial paper.

    At March 31, 2001, the Company's short-term debt was $4.9 billion (principally comprised of $4.1 billion of outstanding commercial paper and $500 million outstanding under a term loan facility), compared to $6.4 billion of short-term debt at December 31, 2000.

    In March 2001, the Company entered into a $2 billion multi-draw term loan facility which expires on November 16, 2001. Borrowings under the facility were $500 million at March 31, 2001. On April 2, 2001, the Company borrowed the remaining $1.5 billion available under this term loan facility. As discussed above, the Company previously announced the sale of its ownership interests in four cellular operating companies in Northern Mexico to Telefonica. The Company will apply the proceeds from this sale to repay the majority of this term loan facility.

    Independent credit rating agencies assign ratings to the Company's short-term and long-term debt. Standard & Poor's ("S&P") current credit rating for the Company's senior unsecured non-credit enhanced long-term debt is "A" and Moody's Investors Service's ("Moody's") rating is "A2". S&P's current commercial paper rating for the Company is "A-1" and Moody's rating is "P-1". In general, the lower a company's rating, the more it has to pay to borrow money.

    On February 23, 2001, S&P and Moody's each placed the Company's long-term debt and commercial paper ratings on "credit watch for possible downgrade". When a company is placed on "credit watch" it means that a rating agency has determined that a change to that company's credit rating may be appropriate. Typically, a rating agency will then closely monitor the company for a period of time before making a final determination. In general, the Company has observed that when a company's credit rating is placed on "credit watch", absent an improvement in circumstances, a downgrade to the company's credit ratings is likely to occur. In addition, the Company has observed that when a company is placed on "credit watch for possible downgrade," the debt markets typically react by "treating" that company (in terms of interest rates required for borrowing, available maturities for commercial paper, etc.) as if a downgrade had already occurred. The Company's recent experience on "credit watch" has been consistent with these observations. Given the much smaller size of the market for commercial paper rated below "A-1/P-1" and the number of large commercial paper issuers whose recent credit downgrades have placed them in this market, commercial paper or other short-term borrowings may be unavailable or of limited availability to participants in this market.

    On January 31, 2001, the Company received aggregate net proceeds of $2.23 billion from the concurrent issuance and sale of $1.4 billion of 6.75% Notes due February 1, 2006 and $825 million of Puttable Reset Securities PURSSM due February 1, 2011. These proceeds were used to reduce short-term indebtedness and for general corporate purposes. Beginning on February 1, 2003 and on each anniversary thereof while the PURS are outstanding, the Company may be required to redeem the PURS. The Company's ratio of net debt to net debt plus equity was 32.6% at March 31, 2001 compared to 29.4% at December 31, 2000.

    The Company expects that from time to time outstanding commercial paper balances may be replaced with short-or long-term borrowings. Although the Company believes that it can continue to access the capital markets in 2001 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the significant amount of long-term financing completed by the Company in late 2000 and early 2001, (ii) the Company's current level of short-term debt, and (iii) the Company's credit ratings. In addition, many of the factors that affect the Company's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of the Company's control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

    At March 31, 2001, the Company's total domestic and non-U.S. credit facilities totaled $5.9 billion, of which $692 million was considered utilized. These facilities are principally comprised of: (i) a $1.5 billion one-year revolving domestic credit facility, (ii) a $1.0 billion five-year revolving domestic credit facility, (iii) $1.4 billion of non-U.S. credit facilities (of which $192 million was utilized at March 31, 2001), and (iv) a $2.0 billion term loan facility due November 16, 2001 (of which $500 million was utilized on March 31, 2001 and the remaining $1.5 billion of which the Company borrowed on April 2, 2001). Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper.

    Some purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price and working capital. The Company may also assist customers in obtaining financing from banks and other sources. Although there are no outstanding financing commitments relating to third-generation (3G) wireless networks, the Company may provide such financing in the future. At March 31, 2001 and December 31, 2000 the Company had long-term finance receivables of $2.7 billion and $2.6 billion, respectively (net of allowance for losses of $218 million and $233 million, respectively), which are included in other assets on the consolidated balance sheets. At March 31, 2001, the Company had outstanding unfunded commitments to third-parties of approximately $161 million.

    As of March 31, 2001, approximately $2.0 billion of the $2.9 billion in gross long-term finance receivables related to one customer, Telsim, in Turkey (the "Telsim Loan"). Motorola's collateral for the vendor financing provided to Telsim is the ability, pursuant to a stock pledge agreement, to receive or sell 66% of the stock of Telsim. In addition, Motorola has other creditor remedies. On April 30, 2001, $728 million of the Telsim Loan became due, but was not paid. Under the terms of the Telsim Loan, Telsim has 30 business days to cure its failure to make this payment before an event of default occurs. Motorola is currently in discussions with Telsim to reschedule payments, including the April 30th payment, under the Telsim Loan.

    The Company has off-balance sheet financial guarantees aggregating $697 million, of which $523 million was outstanding at March 31, 2001. These represent guarantees of financial obligations of minority-owned joint ventures and customers. The obligations are generally for equipment purchases from the Company and for working capital requirements. The obligation to repay $200 million of the guaranteed amount outstanding would be triggered only upon the occurrence of certain unlikely political, regulatory or currency-related events in Brazil (and, accordingly, this guarantee is not dependent on the creditworthiness of the primary borrower-customer).

    Return on average invested capital, based on performance of the four preceding quarters ending with March 31, 2001 was 1.5 percent compared with 6.6 percent based on the performance of the four preceding quarters ending with April 1, 2000. The Company's current ratio was 1.37 at March 31, 2001 compared to 1.22 at December 31, 2000.

    Based upon the ability to repatriate cash and cash equivalents from foreign jurisdictions, the ability to borrow under its existing credit facilities, the ability to issue commercial paper, access to the short-term and long-term debt markets, and proceeds from the expected sale of businesses, available-for-sale securities and other investments, the Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements for the next twelve months.

Iridium Program

    On November 20, 2000, the United States Bankruptcy Court for the Southern District of New York issued an Order that approved the bid of Iridium Satellite LLC ("New Iridium") for the assets of Iridium LLC and its operating subsidiaries (collectively "Old Iridium"). The Bankruptcy Order provided, among other things, that all obligations of Motorola and its subsidiaries and affiliates under all executory contracts and leases with Old Iridium relating to the Iridium system would, upon completion of the asset sale, be deemed terminated and, to the extent executory, be deemed rejected. Claims against Motorola by Old Iridium and others with respect to certain credit agreements and related matters were not discharged.

    New Iridium completed the acquisition of the operating assets of Old Iridium, including the satellite constellation, terrestrial network, and real and intellectual property of Old Iridium, on December 12, 2000. At the same time, Motorola entered into a contract with New Iridium to provide transition services pending the transfer of operations and maintenance in full to the Boeing Company. Motorola also contracted with New Iridium to manufacture subscriber units and up to seven additional Iridium satellites. Motorola does not anticipate the contract with New Iridium will result in significant sales or earnings for Motorola.

    Motorola's reserves and contra assets related to the Iridium program as of March 31, 2001 were $294 million, of which $252 million was included in accrued liabilities, and $42 million was included as contra assets. This amount represents Motorola's estimate at March 31, 2001 of: (i) the additional cost of satellites to be built for New Iridium, (ii) termination costs related to subcontractors, and (iii) asset writedowns and other costs to wind down Motorola's operations related to the Iridium program. These reserves are believed by management to be sufficient to cover Motorola's current exposures related to the Iridium program. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium program.

    During the quarter ended March 31, 2001, Motorola utilized $78 million of reserves, primarily for inventory and other asset write-offs. The amount used reflects approximately $20 million in cash payments and $58 million in write-offs. The cash payments were primarily for costs associated with the wind-down of Iridium operations and the costs of transitioning the operation of the satellite constellation system to the Boeing Company. Of the remaining $294 million of reserves and contra asset balances as of March 31, 2001, Motorola expects to make approximately $252 million in cash payments and $42 million in write-offs. The cash payments are primarily for the additional costs of satellites to be built for New Iridium, termination costs related to subcontractors and other costs to wind down Motorola's operations related to the Iridium program.

    Motorola had agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Old Iridium debt for Old Iridium's use, subject to certain conditions. Old Iridium requested that Motorola provide this guarantee during the third quarter of 1999. Motorola did not provide this guarantee because it believes it was not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under a Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Old Iridium failed to have Motorola provide such guarantee as required, and that Motorola was obligated to provide them with this $300 million guarantee. Motorola believes that it was not obligated to do so. Old Iridium has also stated that it believed it was not obligated to have Motorola provide this $300 million guarantee to these lenders. On June 9, 2000, the Chase Manhattan Bank, the agent under the Secured Credit Agreement, filed a complaint in the Supreme Court of the State of New York, New York County, demanding that Motorola pay this $300 million to Chase, plus interest and legal fees. The lenders under the Secured Credit Agreement have also demanded that the investors in Old Iridium comply with their capital call requirements. In Motorola's case, this could require an additional equity investment of up to approximately $50 million. On June 9, 2000, the Chase Manhattan Bank also filed a complaint in the U.S. District Court in the District of Delaware demanding that Motorola and other investors in Old Iridium pay their capital call requirements, plus interest and legal fees.

    Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

    In addition, a committee of unsecured creditors of Old Iridium has, over objections by Motorola and Old Iridium, been granted leave by the Bankruptcy Court to file a complaint on Old Iridium's behalf against Motorola. Although, to date, no complaint has been filed by this committee, in March 2001, the Bankruptcy Court approved a settlement between this committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of such proposed claims against Motorola. Motorola anticipates that a complaint will be filed by this committee.

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

    The Company's strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. Almost all of the Company's non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions and some forecasted transactions. The Company expects that it may hedge investments in foreign subsidiaries in the future. A portion of the Company's exposure is from currencies which are not traded in liquid markets, such as those in Latin America, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

    At March 31, 2001 and April 1, 2000, the Company had net outstanding foreign exchange contracts totaling $3.6 billion. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions, the five largest net foreign exchange hedge positions as of March 31, 2001 and April 1, 2000:

Buy (Sell)	March 31, 2001	April 1, 2000
Chinese Renminbi	(1,000)	(560)
British Pound	(700)	64
Japanese Yen	(660)	(1,588)
Euro	(597)	(727)
Canadian Dollar	208	(6)

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

Euro Conversion:

    For disclosure regarding the impact to the Company from the introduction of the euro, see the information contained under the caption "Euro Conversion" on page F-27 of the appendix to the Company's Proxy Statement for its 2001 annual meeting of stockholders.

Recent Accounting Pronouncements:

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137 and SFAS No. 138 (as amended, hereafter referred to as SFAS 133), which the Company adopted effective January 1, 2001. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. The adoption of SFAS 133 resulted in a cumulative pre-tax increase in earnings of approximately $21 million, $14 million net of tax, and a pre-tax increase to Non-Owner Changes to Equity of $36 million. The cumulative pre-tax effect is included in selling, general and administrative expense in the consolidated statement of operations.

    The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125", which the Company is required to adopt in the second quarter of 2001. The Company does not expect the adoption of SFAS 140 to materially affect its consolidated financial position or results of operations.

Business Risks:

    Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about: research and development expenditures, capital expenditures, depreciation expense, completion of reorganization of business actions, cost savings and other benefits from reorganization of business actions, reductions in employee population, interest expense, tax rates, industry shipments of wireless telephones, future special charges by the Company, international demand for broadband communications products, semiconductor industry growth, sale of semiconductor products by the Company, the completion of pending transactions, future levels of inventory and accounts receivable, proceeds from the sale of non-strategic businesses, the need to provide or arrange financing for customers, the Company's ability to access the capital markets on acceptable terms and conditions, the outcome of reviews of the Company's credit ratings by rating agencies, the outcome of discussions with Telsim, the impact of lawsuits and other claims in connection with the Iridium project on the Company, the impact of the Euro conversion, future hedging activity by the Company, the ability of counterparties to financial instruments to perform their obligations and the impact of recent accounting pronouncements on the Company.

    The Company wishes to caution the reader that the factors below and those on pages F-29 through F-33 of the appendix to the Company's Proxy Statement for its 2001 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the impact of the ongoing slowdown in the overall economy; (ii) the uncertainty of current economic conditions; (iii) the Company's ability to complete its ongoing cost-reduction efforts; (iv) the success of the Company's ongoing cost-reduction efforts; (v) the Company's continuing ability to access the capital markets on favorable terms; (vi) the impact that lower-than-anticipated demand worldwide for cellular telephones will have on the Company's performance; (vii) demand for the Company's products, including products related to new technologies such as Internet-ready phones; (viii) the Company's ability to achieve profitability in its digital wireless telephone business, especially as it competes in the lower-tier wireless telephone market; (ix) the Company's success in the emerging 3G market; (x) the demand for vendor financing and the Company's ability to provide that financing in order to remain competitive; (xi) the creditworthiness of the Company's customers, especially purchasers of large infrastructure systems; (xii) the success of the Company's ongoing efforts to improve accounts receivable and inventory management; (xiii) improvement in the worldwide semiconductor industry and the Company's participation in that improvement; (xiv) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including any relating to the Iridium project; (xv) pricing pressures and demand for the Company's products, especially if economic conditions continue to worsen in the Company's markets; (xvi) the success of alliances and agreements with other companies to develop new products and services; (xvii) product and technology development and commercialization risks, including for newer digital products; (xviii) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits; (xix) the impact of foreign currency fluctuations; and (xx) the impact of changes in governmental policies, laws or regulations.

MOTOROLA, the Stylized M Logo and all other trademarks indicated as such herein are trademarks of Motorola, Inc.
Iridium® is a registered trademark and service mark of Iridium LLC.
All other trademarks or service marks are the property of their respective owners.
®Reg. U.S. Pat & TM Office.

    The use of the word "significant" in this document indicates a change of greater than 25 percent, unless the context indicates otherwise. The use of the words "very significant" indicates a change of greater than 50 percent unless the context indicates otherwise.

Part II—Other Information

Item 1—Legal Proceedings.

    Motorola is a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. On April 19, 2001, Brower v. Motorola, Inc., et al. was filed in the Superior Court of the State of California, County of San Diego against Motorola and other cellular phone manufacturers and carriers. The plaintiff alleges that his brain tumor was caused by the use of a cellular phone. Also on April 19, 2001, a purported state class action suit, Pinney and Colonell v. Nokia,  Inc., et al., was commenced against Motorola and several other cellular phone manufacturers and carriers in the Circuit Court for Baltimore City, claiming that defendants exposed users to radio frequency radiation that allegedly caused adverse cellular reaction and dysfunction. Plaintiffs also contend that the defendants did not disclose to the consuming public the alleged fact that cellular phones cause injury and create a risk to the users' health. Monetary damages, declaratory and/or equitable relief is sought. Similar purported state class action suits were filed in the Pennsylvania Court of Common Pleas, Philadelphia County, Farina v. Nokia, Inc., et al., on April 19, 2001 and in the Supreme Court of the State of New York, County of Bronx, Gillian et al., v. Nokia, Inc., et al., on April 20, 2001.

    See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2000 for additional disclosures regarding pending matters.

    In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2—Changes in Securities and Use of Proceeds.

    During the first quarter of 2001, the Company issued an aggregate of 3,683,907 shares of common stock (for an aggregate sales price of approximately $30 million) to 2 holders of warrants upon the exercise of their warrants. These warrants were issued by General Instrument Corporation ("GI") prior to the merger of Motorola and GI, which was consummated on January 5, 2000. Warrants issued by GI for an aggregate of an additional 31,886,175 shares of Motorola common stock remain outstanding as of the date of this report. Motorola has filed a Registration Statement on Form S-3 (File No. 333-36320) covering the resale of all such shares of common stock by the holders thereof. The issuances of these shares to the warrant holders were deemed exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

Item 3—Defaults Upon Senior Securities.

    Not applicable.

Item 4—Submission of Matters to Vote of Security Holders.

    The Company held its annual meeting of stockholders on May 7, 2001, and the following matter was voted on at that meeting:

    The election of the following directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

Director	For	Withheld	Broker Non-Votes
Francesco Caio	1,794,707,008	79,800,023	0
Ronnie C. Chan	1,668,732,194	205,774,836	0
H. Laurance Fuller	1,795,192,190	79,314,841	0
Christopher B. Galvin	1,786,437,322	88,069,709	0
Robert L. Growney	1,790,015,104	84,491,926	0
Anne P. Jones	1,794,301,705	80,205,325	0
Judy C. Lewent	1,795,467,630	79,039,401	0
Walter E. Massey	1,794,896,976	79,610,054	0
Nicholas Negroponte	1,795,392,595	79,114,435	0
John E. Pepper, Jr.	1,795,262,365	79,244,665	0
Samuel C. Scott III	1,795,075,365	79,431,665	0
B. Kenneth West	1,794,526,666	79,980,364	0
John A. White	1,795,231,827	79,275,203	0

Item 5—Other Information.

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

      None

  (b)
  Report on Form 8-K

      The Company filed a Current Report on Form 8-K on April 3, 2001.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC. (Registrant)
Date: May 14, 2001	By:	/s/ ANTHONY KNAPP Anthony Knapp Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer of the Registrant)

QuickLinks

Motorola, Inc. and Subsidiaries Index
Part I—Financial Information Motorola, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In millions, except per share amounts)
Motorola, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In millions, except per share amounts)
Motorola, Inc. and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In millions)
Motorola, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In millions)
Motorola, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Motorola, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
  Item 1—Legal Proceedings.
  Item 2—Changes in Securities and Use of Proceeds.
  Item 3—Defaults Upon Senior Securities.
  Item 4—Submission of Matters to Vote of Security Holders.
  Item 5—Other Information.
  Item 6—Exhibits and Reports on Form 8-K.
Signature