Form 10-Q
period 2001-06-30
MOTOROLA INC
filed 2001-07-30
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending June 30, 2001
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

    The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on June 30, 2001:

Class	Number of Shares
Common Stock; $3 Par Value	2,212,943,842

Motorola, Inc. and Subsidiaries
Index

		Page
Part I
Financial Information
Item 1	Financial Statements
	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2001 and July 1, 2000	3
	Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	4
	Condensed Consolidated Statement of Stockholders' Equity for the Six-Month Period Ended June 30, 2001	5
	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2001 and July 1, 2000	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Part II
Other Information
Item 1	Legal Proceedings	49
Item 2	Changes in Securities and Use of Proceeds	49
Item 3	Defaults Upon Senior Securities	49
Item 4	Submission of Matters to Vote of Security Holders	49
Item 5	Other Information	49
Item 6	Exhibits and Reports on Form 8-K	50

Part I—Financial Information
Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net sales	$7,522	$9,255	$15,274	$18,023

Costs and expenses
Manufacturing and other costs of sales	5,434	5,508	11,154	10,708
Selling, general and administrative expenses	989	1,311	1,999	2,610
Research & development expenditures	1,086	1,107	2,258	2,122
Depreciation expense	589	568	1,216	1,126
Reorganization of businesses	619	—	860	—
Other charges	293	306	394	416
Interest expense, net	102	54	188	101
Gains on sales of investments and businesses	(742)	(19)	(1,356)	(120)

Total costs and expenses	8,370	8,835	16,713	16,963

Earnings (loss) before income taxes	(848)	420	(1,439)	1,060
Income tax provision (benefit)	(89)	216	(147)	408

Net earnings (loss)	$(759)	$204	$(1,292)	$652

Net earnings (loss) per common share
Basic	$(0.35)	$0.09	$(0.59)	$0.30

Diluted	$(0.35)	$0.09	$(0.59)	$0.29

Weighted average common shares outstanding
Basic	2,202.9	2,165.0	2,198.8	2,156.0

Diluted	2,202.9	2,249.7	2,198.8	2,254.2

Dividends per share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Cash and cash equivalents	$4,451	$3,301
Short-term investments	302	354
Accounts receivable, net	4,995	7,092
Inventories, net	3,842	5,242
Deferred income taxes	2,875	2,294
Other current assets	3,049	1,602

Total current assets	19,514	19,885

Property, plant and equipment, net	10,245	11,157
Investments	4,328	5,926
Other assets	4,641	5,375

Total assets	$38,728	$42,343

Liabilities and Stockholders' Equity
Notes payable and current portion of long-term debt	$3,982	$6,391
Accounts payable	2,761	3,492
Accrued liabilities	6,182	6,374

Total current liabilities	12,925	16,257

Long-term debt	6,814	4,293
Deferred income taxes	989	1,504
Other liabilities	1,214	1,192
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	485	485
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,653	6,574
Additional paid-in capital	1,385	1,188
Retained earnings	8,259	9,727
Non-owner changes to equity	4	1,123

Total stockholders' equity	16,301	18,612

Total liabilities and stockholders' equity	$38,728	$42,343

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In millions)

		Non-Owner Changes to Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments	Other	Retained Earnings
BALANCES AT 12/31/00	$7,762	$1,536	$(339)	$(74)	$9,727

Net loss					(1,292)
Fair value adjustment to available for sale securities, net		(932)
Change in foreign currency translation adjustments			(189)
Issuance of common stock	236
Stock options exercised and other	40
Gain on derivative instruments, net				2
Dividends declared					(176)

BALANCES AT 6/30/01	$8,038	$604	$(528)	$(72)	$8,259

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended
	June 30, 2001	July 1, 2000
Operating
Net earnings (loss)	$(1,292)	$652
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,329	1,207
Charges for reorganization of businesses and other charges	1,879	—
Acquired in-process research and development charges	—	315
Gain on sales of investments and businesses	(1,356)	(120)
Deferred income taxes	(528)	570
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	2,126	(647)
Inventories	835	(1,770)
Other current assets	(41)	(1,164)
Accounts payable and accrued liabilities	(1,726)	(519)
Other assets and liabilities	(244)	544

Net cash provided by (used for) operating activities	$982	$(932)
Investing
Acquisitions and investments, net	$(442)	$(627)
Proceeds from dispositions of investments and businesses	1,481	370
Capital expenditures	(821)	(1,734)
Proceeds from dispositions of property, plant and equipment	12	14
Proceeds from sale of short-term investments	52	85

Net cash provided by (used for) investing activities	$282	$(1,892)
Financing
Net proceeds from (repayment of) commercial paper and short-term borrowings	$(2,530)	$2,363
Net proceeds from issuance of debt	2,390	—
Repayment of debt	(32)	(4)
Issuance of common stock	247	378
Payment of dividends	(176)	(173)

Net cash provided by (used for) financing activities	$(101)	$2,564
Effect of exchange rate changes on cash and cash equivalents	$(13)	$(194)

Net increase (decrease) in cash and cash equivalents	$1,150	$(454)
Cash and cash equivalents, beginning of period	$3,301	$3,537

Cash and cash equivalents, end of period	$4,451	$3,083

Additional Cash Flow Information
Cash Paid during the period for:
Interest	$232	$206
Income taxes	$359	$60

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

    The condensed consolidated financial statements as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and July 1, 2000, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2001 presentation.

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

2. Other Financial Data

Statement of Operations Information

    The following table displays the amounts comprising net interest expense (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Interest expense, net:
Interest expense	$154	$98	$308	$188
Interest income	(52)	(44)	(120)	(87)

Interest expense, net	$102	$54	$188	$101

    The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
(In million, except per share amounts)	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Basic earnings (loss) per common share:
Net earnings (loss)	$(759)	$204	$(1,292)	$652
Weighted average common shares outstanding	2,202.9	2,165.0	2,198.8	2,156.0

Per share earnings (loss)	$(.35)	$.09	$(.59)	$.30

Diluted earnings (loss) per common share:
Net earnings (loss)	$(759)	$204	$(1,292)	$652
Add: Interest on zero coupon notes, net	—	—	—	1

Net earnings (loss) as adjusted	$(759)	$204	$(1,292)	$653

Weighted average common shares outstanding	2,202.9	2,165.0	2,198.8	2,156.0
Add: Effect of dilutive securities
Stock options	—	53.8	—	64.2
Warrants	—	27.4	—	28.8
Zero coupon notes	—	3.5	—	5.2

Diluted weighted average common shares outstanding	2,202.9	2,249.7	2,198.8	2,254.2

Per share earnings (loss)	$(.35)	$.09	$(.59)	$.29

    In the computation of diluted loss per common share for the three-month period ended June 30, 2001, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock and warrants were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the three-month period ended July 1, 2000, the assumed conversion of the zero coupon notes due 2009 and approximately 59.8 million stock options with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

    In the computation of diluted loss per common share for the six-month period ended June 30, 2001, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock and warrants were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the six-month period ended July 1, 2000, approximately 56.5 million stock options with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

    Inventories, net of reserves, consist of the following (in millions):

	June 30, 2001	December 31, 2000
Finished goods	$1,511	$2,005
Work-in-process and production materials	2,331	3,237

	$3,842	$5,242

    Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2001	December 31, 2000
Land	$322	$266
Building	6,460	7,014
Machinery and equipment	17,818	17,734

Gross property, plant and equipment	24,600	25,014
Less accumulated depreciation	(14,355)	(13,857)

Property, plant and equipment, net	$10,245	$11,157

    Investments include available-for-sale securities at fair value and investments under the cost and equity methods of accounting. The following table displays the fair value, cost basis, and unrealized gain (loss) before tax of the Company's available-for-sale securities (in millions):

	At June 30, 2001			At December 31, 2000
	Fair Value	Cost Basis	Unrealized Gain/(Loss)	Fair Value	Cost Basis	Unrealized Gain
Nextel Communications, Inc.	$1,826	$806	$1,020	$2,649	$807	$1,842
Other securities	1,842	1,883	(41)	2,073	1,428	645

Totals	$3,668	$2,689	$979	$4,722	$2,235	$2,487

    To reflect the available-for-sale securities at fair value, the Company recorded decreases to investments, deferred income taxes and stockholders' equity of $1.5 billion, $576 million and $932 million, respectively, for the six-month period ended June 30, 2001; and decreases to investments, deferred income taxes and stockholders' equity of $3.8 billion, $1.5 billion and $2.3 billion, respectively, for the year ended December 31, 2000.

    The Company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or an individual company becomes available. The Company considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary. For the three-month and six-month periods ended June 30, 2001, the Company recorded impairment charges of approximately $194 million and $223 million, respectively, representing other-than-temporary declines in value of its investment portfolio. These charges are included in the other charges line in the condensed consolidated statements of operations.

    Gains on sales of investments and businesses were $742 million and $19 million for the quarter ended June 30, 2001 and July 1, 2000, respectively. For the quarter ended June 30, 2001, the gains primarily resulted from the Company's sale of its investments in four cellular operating companies in northern Mexico. The Company also sold its investments in cellular operating companies in Hong

Kong, South Korea and southern Mexico. For the quarter ended July 1, 2000, the gains resulted primarily from the Company's sale of securities. Gain on sales of investments and businesses were $1.4 billion and $120 million for the six-month periods ended June 30, 2001 and July 1, 2000, respectively. For the six-month period ended June 30, 2001, the gains primarily resulted from the Company's sale of its investments in several cellular operating companies outside the U.S. and the sale of securities. For the six-month period ended July 1, 2000, the gains resulted primarily from the Company's sale of securities and the sale of its electronic ballast business.

    On June 19, 2001, the Company completed its previously announced sale of its investments in four cellular operating companies in northern Mexico to Telefonica Moviles of Madrid (Telefonica). At closing, the Company received approximately 123 million shares of Telefonica stock, valued at approximately Euros 1.9 billion (US$1.6 billion), the assumption of a note by Telefonica of approximately $150 million due November 2001, and approximately $10 million in cash. The Company recorded a pre-tax gain of approximately $687 million on the sale of these properties.

    At July 27, 2001, the Company has hedged all currency risk and a large portion of the stock price risk associated with the Telefonica shares. These represent economic hedges which do not qualify as hedges for accounting purposes under SFAS 133. Accordingly, market fluctuations are reflected in the Company's condensed consolidated statement of operations. For financial reporting purposes, the Telefonica shares are classified as trading securities and are included in other current assets in the Company's condensed consolidated balance sheet at a value of approximately $1.6 billion at June 30, 2001. For the quarter ended June 30, 2001, the Company has recorded total charges of approximately $102 million relating to these hedging activities, including the related mark-to-market adjustments and fees.

    The Company has implemented a plan to orderly dispose of the Telefonica shares, in accordance with the terms of various agreements. It is the Company's intention to monetize these shares by November 15, 2001. As of June 30, 2001, the Company has received no cash proceeds from the disposition of the shares.

Stockholders' Equity Information

Comprehensive Earnings (Loss)

    Comprehensive losses for the three-month and six-month periods ended June 30, 2001 were $(483) million and $(2.4) billion, respectively, and include reclassification adjustments, net of tax, of $24 million and $55 million, respectively, related to the sale of securities. Comprehensive earnings for the three-month and six-month periods ended July 1, 2000 were $253 million and $2.0 billion, respectively, and include reclassification adjustments, net of tax, of $18 million and $46 million, respectively, related to the sale of securities.

3. Segment Information

    Summarized below are the Company's segment sales and operating earnings (loss) before taxes by reportable segment for the three months ended June 30, 2001, and July 1, 2000 (in millions):

	Three Months Ended
	June 30, 2001	July 1, 2000	% Change
Segment Sales:
Personal Communications Segment	$2,496	$3,332	(25)
Global Telecom Solutions Segment	1,679	1,957	(14)
Commercial, Govt. and Industrial Systems Segment	1,041	1,137	(8)
Broadband Communications Segment	820	768	7
Semiconductor Products Segment	1,250	2,000	(38)
Integrated Electronic Systems Segment	549	678	(19)
Other Products Segment	248	245	1
Adjustments & Eliminations	(561)	(862)	35

Segment Totals	$7,522	$9,255	(19)

	June 30, 2001	% of Sales	July 1, 2000	% of Sales
Segment Operating Earnings (Loss) Before Taxes:
Personal Communications Segment	$(645)	(26)	$132	4
Global Telecom Solutions Segment	(126)	(8)	258	13
Commercial, Govt. and Industrial Systems Segment	(6)	(1)	108	9
Broadband Communications Segment	39	5	124	16
Semiconductor Products Segment	(518)	(41)	(55)	(3)
Integrated Electronic Systems Segment	(50)	(9)	38	6
Other Products Segment	418	169	(169)	(69)
Adjustments & Eliminations	61	(11)	3	—

Segment Totals	(827)	(11)	439	5
General Corporate	(21)		(19)

Earnings (Loss) Before Income Taxes	$(848)	(11)	$420	5

    Summarized below are the Company's segment sales and operating earnings (loss) before taxes by reportable segment for the six months ended June 30, 2001, and July 1, 2000 (in millions):

	Six Months Ended
	June 30, 2001	July 1, 2000	% Change
Segment Sales:
Personal Communications Segment	$4,780	$6,568	(27)
Global Telecom Solutions Segment	3,401	3,766	(10)
Commercial, Govt. and Industrial Systems Segment	2,091	2,135	(2)
Broadband Communications Segment	1,638	1,446	13
Semiconductor Products Segment	2,733	3,900	(30)
Integrated Electronic Systems Segment	1,186	1,368	(13)
Other Products Segment	493	504	(2)
Adjustments & Eliminations	(1,048)	(1,664)	37

Segment Totals	$15,274	$18,023	(15)

	June 30, 2001	% of Sales	July 1, 2000	% of Sales
Segment Operating Earnings (Loss) Before Taxes:
Personal Communications Segment	$(1,557)	(33)	$244	4
Global Telecom Solutions Segment	(87)	(3)	538	14
Commercial, Govt. and Industrial Systems Segment	32	2	198	9
Broadband Communications Segment	137	8	215	15
Semiconductor Products Segment	(805)	(29)	68	2
Integrated Electronic Systems Segment	(46)	(4)	117	9
Other Products Segment	878	178	(207)	(41)
Adjustments & Eliminations	91	(9)	1	—

Segment Totals	(1,357)	(9)	1,174	7
General Corporate	(82)		(114)

Earnings (Loss) Before Income Taxes	$(1,439)	(9)	$1,060	6

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

    New Iridium completed the acquisition of the operating assets of Old Iridium, including the satellite constellation, terrestrial network, and real and intellectual property of Old Iridium, on December 12, 2000. At the same time, Motorola entered into a contract with New Iridium to provide transition services pending the transfer of operations and maintenance in full to the Boeing Company. Motorola also contracted with New Iridium to manufacture subscriber units and up to seven additional Iridium satellites. Motorola does not anticipate that the contract with New Iridium will result in significant sales or earnings for Motorola.

    Motorola's reserves and contra assets related to the Iridium program as of June 30, 2001 were $289 million, of which $252 million was included in accrued liabilities, and $37 million was included as contra assets. This amount represents Motorola's estimate at June 30, 2001 of: (i) the additional cost of satellites to be built for New Iridium, (ii) termination costs related to subcontractors, and (iii) asset writedowns and other costs to wind down and transition Motorola's operations related to the Iridium program. These reserves are believed by management to be sufficient to cover Motorola's current exposures related to the Iridium program. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium program.

    At December 31, 2000, Motorola had reserves and contra assets related to the Iridium program of $372 million. Through June 30, 2001, Motorola has utilized $83 million of reserves in 2001, primarily for inventory and other asset write-offs. The amount used reflects approximately $20 million in cash payments and $63 million in write-offs. The cash payments were primarily for costs associated with the wind-down of Iridium operations and the costs of transitioning the operation of the satellite constellation system to the Boeing Company. Of the remaining $289 million of reserves and contra asset balances as of June 30, 2001, Motorola expects to make approximately $252 million in cash payments and $37 million in write-offs. The cash payments are primarily for the additional costs of satellites to be built for New Iridium, termination costs related to subcontractors and other costs to wind down Motorola's operations related to the Iridium program.

    Motorola agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Old Iridium debt for Old Iridium's use, subject to certain conditions. Old Iridium requested that Motorola provide this guarantee during the third quarter of 1999. Motorola did not provide this guarantee because it believes it was not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under a Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Old Iridium failed to have Motorola provide such guarantee as required, and that Motorola was obligated to provide them with this $300 million guarantee. Motorola believes that it was not obligated to do so. Old Iridium has also stated that it believed it was not obligated to have Motorola provide this $300 million guarantee to these lenders. On June 9, 2000, the Chase Manhattan Bank, the agent under the Secured Credit Agreement, filed a complaint in the Supreme Court of the State of New York, New York County, demanding that Motorola pay this $300 million to Chase, plus interest and legal fees. The lenders under the Secured Credit Agreement have also demanded that the investors in Old Iridium comply with their capital call requirements. In Motorola's case, this could require an additional equity investment of up to approximately $50 million. On June 9, 2000, the Chase Manhattan Bank also filed a complaint in the U.S. District Court in the District of Delaware demanding that Motorola and other investors in Old Iridium pay their capital call requirements, plus interest and legal fees.

    Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

    In addition, a committee of unsecured creditors (the "Creditors Committee") of Old Iridium has, over objections by Motorola, been granted leave by the Bankruptcy Court to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of such proposed claims against Motorola. On July 19, 2001, the Creditors Committee filed a complaint against Motorola in Bankruptcy Court on behalf of Iridium's debtors and estates, In re Iridium Operating LLC, et al. v. Motorola, seeking in excess of $4 billion in damages.

Other

    Some purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price and working capital. The Company may also assist customers in obtaining financing from banks and other sources. Although there are no outstanding financing commitments relating to third-generation (3G) wireless networks, the Company may provide such financing in the future. At June 30, 2001 and December 31, 2000, the Company had long-term finance receivables of $2.5 billion and $2.6 billion, respectively (net of allowance for losses of $312 million and $233 million, respectively), which are included in other assets on the condensed consolidated balance sheets. At June 30, 2001, the Company had outstanding unfunded commitments to third-parties of approximately $178 million.

    As of June 30, 2001, approximately $2.0 billion of the $2.8 billion in gross long-term finance receivables related to one customer, Telsim, in Turkey (the "Telsim Loan"). On April 30, 2001, $728 million of the Telsim Loan became due, but has not been paid, thus rendering the entire Telsim Loan in default. Following the cure period, the Company notified Telsim that it has accelerated payment of all amounts due under the loan, including interest. Interest on the loan is accumulating on a non-accrual basis. A sizeable majority of Motorola's allowance for losses relating to long-term finance receivables relates to the Telsim Loan.

    As security for the Telsim Loan, 66% of the stock of Telsim was pledged to Motorola. In addition, Motorola has other creditor remedies granted by law. In direct breach of contractual agreements, Telsim has issued additional shares and diluted the ownership percentage of Telsim represented by shares previously pledged to Motorola from 66% to 22%. Motorola is pursuing legal and other remedies to address this contractual breach and to protect Motorola.

    At June 30, 2001, the Company's off-balance sheet third-party financial guarantees aggregated $697 million, of which $532 million was outstanding. These represent guarantees of financial obligations of minority-owned joint ventures and customers. The obligations are generally for equipment purchases from the Company and for working capital requirements. The obligation to repay $200 million of the guaranteed amount outstanding would be triggered only upon the occurrence of certain unlikely political, regulatory or currency-related events in Brazil (and, accordingly, this guarantee is not dependent on the creditworthiness of the primary borrower-customer).

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

5. Reorganization of Businesses

    The Company continued implementing plans to discontinue unprofitable product lines, exit unprofitable businesses and consolidate manufacturing operations as part of its overall strategic initiative to reduce costs and simplify its product portfolio.

Three months ended June 30, 2001

    In connection with these plans, the Company recorded pre-tax net charges of $873 million for the three months ended June 30, 2001. Of the pre-tax net charge, $254 million was included in manufacturing and other costs of sales and $619 million was recorded as a separate line in the condensed consolidated statements of operations. For the three months ended June 30, 2001, the aggregate $873 million charge is comprised of the following:

(in millions)	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Discontinuation of product lines	$6	$—	$51	$31	$88
Business exits	71	7	24	16	118
Manufacturing consolidations	66	311	41	249	667

Totals	$143	$318	$116	$296	$873

Discontinuation of Product Lines

    During the quarter ended June 30, 2001, the Company's plan to streamline certain product lines resulted in net charges of $88 million. These charges primarily focused on analog products within the Broadband Communications segment and the continuation of a plan to discontinue certain wafer technologies in the Semiconductor Products segment.

Business Exits

    During the quarter ended June 30, 2001, the Company incurred a net charge of $118 million relating to business exits. These charges primarily relate to the exit of the Multiservice Networks Division pursuant to the announced sale to Platinum Equity by the Other Products segment, the exit of the Company's digital radio operating joint venture in Japan by the Global Telecom Solutions segment, and the continued realignment of the smartcard business by the Commercial, Government and Industrial Systems segment.

Manufacturing Consolidations

    The Company's continued plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $667 million for the quarter ended June 30, 2001. The consolidation activities were focused primarily on ceasing manufacturing operations at the Company's Easter Inch, Scotland facility in the Personal Communications segment, the continuation of manufacturing consolidation in the Semiconductor Products segment, and manufacturing and distribution consolidations in other segments. Costs include lease payment cancellation costs, decommission costs and severance benefits related to the elimination of positions as part of the Company's strategic reduction in global workforce. Asset writedowns were recorded for the capital assets impaired in the impacted locations.

Reorganization of Businesses Charges—by Segment:

    The following table displays the net charges incurred by segment for the three months ended June 30, 2001:

(in millions) Segment	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Personal Communications	$42	$125	$11	$195	$373
Global Telecom Solutions	35	23	25	15	98
Commercial, Government and Industrial Systems	11	21	16	3	51
Broadband Communications	3	10	51	8	72
Semiconductor Products	1	54	—	67	122
Integrated Electronic Systems	3	25	1	8	37
Other Products	45	22	12	—	79
General Corporate	3	38	—	—	41

Totals	$143	$318	$116	$296	$873

Six months ended June 30, 2001:

    For the six months ended June 30, 2001, the Company recorded a pre-tax charge of $1.6 billion, of which $778 million was included in manufacturing and other costs of sales and $860 million was recorded as a separate line in the condensed consolidated statements of operations. For the six months ended June 30, 2001, the aggregate $1.6 billion charge is comprised of the following:

(in millions)	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Discontinuation of product lines	$6	$—	$449	$31	$486
Business exits	80	2	30	21	133
Manufacturing consolidations	90	536	41	352	1,019

Totals	$176	$538	$520	$404	$1,638

Discontinuation of Product Lines

    During the six months ended June 30, 2001, the Company's plan to streamline certain product lines resulted in net charges of $486 million. This was comprised primarily of the following: a writedown of the value of inventory resulting from first-quarter market factors that caused accelerated erosion of average selling prices for discontinued analog and first-generation digital phones within the Personal Communications segment, the discontinuation of analog products within the Broadband Communications segment, and the continuation of a plan to discontinue certain wafer technologies in the Semiconductor Products segment.

Business Exits

    During the six months ended June 30, 2001, the Company incurred a net charge of $133 million relating to business exits. These charges primarily relate to the exit of the Multiservice Networks Division pursuant to the announced sale to Platinum Equity by the Other Products segment, the exit of the Company's digital radio operating joint venture in Japan by the Global Telecom Solutions segment, and the continued realignment of the smartcard business by the Commercial, Government and Industrial Systems segment.

Manufacturing Consolidations

    The Company's continued plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $1.0 billion for the six months ended June 30, 2001. The consolidation activities were focused primarily on ceasing manufacturing operations at the Company's Easter Inch, Scotland facility and Harvard, Illinois campus in the Personal Communications segment, the continuation of manufacturing consolidation in the Semiconductor Products segment, and manufacturing and distribution consolidations in other segments. Costs include lease payment cancellation costs, decommission costs and severance benefits related to the elimination of positions as part of the Company's strategic reduction in global workforce. Asset writedowns were recorded for the capital assets impaired in the impacted locations.

Reorganization of Businesses Charges—by Segment:

    The following table displays the net charges incurred by segment for the six months ended June 30, 2001:

(in millions) Segment	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Personal Communications	$53	$185	$409	$220	$867
Global Telecom Solutions	35	58	25	15	133
Commercial, Government and Industrial Systems	22	52	22	8	104
Broadband Communications	5	14	51	8	78
Semiconductor Products	9	115	—	143	267
Integrated Electronic Systems	3	38	1	9	51
Other Products	44	18	12	1	75
General Corporate	5	58	—	—	63

Totals	$176	$538	$520	$404	$1,638

Reorganization of Businesses Accruals:

    The following tables display rollforwards by plan of the accruals established for exit costs and employee separation costs from December 31, 2000 to June 30, 2001:

Exit Costs

(in millions)	Accruals at December 31, 2000	2001 Net Charges	2001 Amounts Used	Accruals at June 30, 2001
Discontinuation of product lines	$55	$6	$(26)	$35
Business exits	32	80	(28)	84
Manufacturing consolidations	61	90	(46)	105

Totals	$148	$176	$(100)	$224

    The 2001 amount used of $100 million reflects cash payments of $89 million and non-cash utilization of $11 million. The remaining accrual of $224 million, which is included in accrued liabilities in the condensed consolidated balance sheets, represents approximately $193 million of cash payments and $31 million of non-cash utilization expected to be completed by the second quarter of 2002.

Employee Separation Costs

(in millions)	Accruals at December 31, 2000	2001 Net Charges	2001 Amounts Used	Accruals at June 30, 2001
Business exits	$27	$2	$(16)	$13
Manufacturing consolidations	88	536	(314)	310

Totals	$115	$538	$(330)	$323

    At December 31, 2000, the Company had an accrual of $115 million for employee separation costs, representing the severance costs for approximately 3,300 employees, of which 1,900 were direct employees and 1,400 were indirect employees. The 2001 net charges of $538 million for employee separation costs represent the severance costs for approximately an additional 23,000 employees, of which 15,000 are direct employees and 8,000 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

    During the six months ended June 30, 2001, approximately 16,000 employees, of which 11,200 were direct employees and 4,800 were indirect employees, were separated from the Company. The 2001 amount used of $330 million reflects cash payments to these separated employees. The remaining accrual of $323 million, which is included in accrued liabilities in the condensed consolidated balance sheet, represents cash payments expected to be paid to separated employees prior to the end of 2001.

6. Derivative Financial Instruments

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

    The adoption of SFAS 133 resulted in a cumulative pre-tax increase in earnings in the first quarter of 2001 of approximately $21 million, $14 million net of tax, and a pre-tax increase to Non-Owner Changes to Equity of $36 million in the first quarter of 2001. The cumulative pre-tax effect is included in selling, general and administrative expense in the condensed consolidated statements of operations.

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

Stockholders' Equity

    A reconciliation of current period activity for derivative instruments included in Non-Owner Changes to Equity within Stockholders' Equity, is as follows (in millions, net of tax):

Transition adjustment as of January 1, 2001	$24
Current period increase in fair value	10
Reclassifications to earnings	(32)

Balance at June 30, 2001	$2

Fair Value Hedges

    The ineffective portion of changes in fair value of hedge positions reported in earnings for the three months and six months ended June 30, 2001 was a charge of $2 million and income of $1 million, respectively, before income taxes, and is recorded in selling, general and administrative expense in the Company's condensed consolidated statements of operations. The Company did not have any amount excluded from the measure of effectiveness in the first half of 2001. No fair value hedges were discontinued for the six months ended June 30, 2001.

Cash Flow Hedges

    The ineffective portion of changes in fair value of hedge positions reported in earnings for the three months and six months ended June 30, 2001 was zero and a charge of $7 million, respectively, before income taxes, and is recorded in selling, general and administrative expense in the Company's condensed consolidated statements of operations. The Company did not have any amount excluded from the measure of effectiveness in the first half of 2001. No cash flow hedges were discontinued for the six months ended June 30, 2001.

    During the three months and six months ended June 30, 2001, $19 million and $48 million, respectively, of pre-tax income was reclassified from equity to earnings. If exchange rates do not change from quarter-end, the Company estimates that $7 million of pre-tax net derivative gains included in other comprehensive income would be reclassified into earnings within the next twelve months and will be reclassed in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

    At June 30, 2001, the maximum term of derivative instruments that hedge forecasted transactions, except those related to payment of variable interest on existing financial instruments, was 10 years. However, on average, the duration of the Company's derivative instruments that hedge forecasted transactions is 6 months.

Net Investment in Foreign Operations Hedge

    At June 30, 2001, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations. However, the Company expects that it may hedge investments in foreign subsidiaries in the future.

Investments Hedge

    The Company does not have any derivatives to hedge the value of its equity investments in affiliated companies. As of July 27, 2001, the Company has hedged all the currency risk and a large portion of the stock price risk associated with the recently-acquired 123 million shares of Telefonica. These are economic hedges which do not qualify as hedges for accounting purposes under SFAS 133.

7. Trust Originated Preferred Securitiessm

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

8. Subsequent Event

    On July 2, 2001, the Company completed the acquisition of Blue Wave Systems, Inc., a developer of high-end, digital signal processing (DSP) hardware and software for telecommunications applications. In connection with the acquisition, each fully-diluted share of Blue Wave common stock will be exchanged for .443 shares of Motorola common stock. Motorola will exchange approximately 7.25 million of its common shares for the fully-diluted common shares of Blue Wave Systems, Inc. The acquisition will be accounted for using the purchase method.

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

Results of Operations:

	Three Months Ended
	June 30, 2001	% of Sales	July 1, 2000	% of Sales
	(in millions, except per share amounts)
Net sales	$7,522		$9,255
Percent change from prior year	-19%		15%
Costs and expenses
Manufacturing and other costs of sales	5,434	72.2%	5,508	59.5%
Selling, general and administrative expenses	989	13.1%	1,311	14.2%
Research and development expenditures	1,086	14.4%	1,107	12.0%
Depreciation expense	589	7.8%	568	6.1%
Reorganization of businesses	619	8.2%	—	0.0%
Other charges	293	3.9%	306	3.3%
Interest expense, net	102	1.4%	54	0.6%
Gains on sales of investments and businesses	(742)	(9.9)%	(19)	(0.2)%

Total costs and expenses	8,370		8,835

Earnings (loss) before income taxes	(848)	(11.3)%	420	4.5%
Income tax provision	(89)		216

Net earnings (loss)	$(759)	(10.1)%	$204	2.2%

Diluted earnings (loss) per common share	$(0.35)		$0.09

    Sales were $7.5 billion in the second quarter of 2001, down 19 percent from $9.3 billion a year earlier. The decline in sales was attributed primarily to lower average selling prices in the Personal Communications segment and lower unit sales in the Semiconductor Products and Global Telecom Solutions segments.

    In the second quarter of 2001, the Company incurred a loss before income taxes of $848 million, compared with earnings before income taxes of $420 million in 2000. Net losses were $759 million, or (35) cents per share, compared with net earnings of $204 million, or 9 cents per share, in 2000. The decrease in earnings in 2001 compared to 2000 is attributed to lower sales volume, a decrease in manufacturing margins, business reorganization charges recorded in 2001 and higher depreciation and interest costs in 2001. These higher costs were partially offset by an increase in gains on sales of investments and businesses and lower selling, general and administrative expenses in the second quarter of 2001 compared to the year-ago quarter. All businesses contributed to the decrease in earnings, with the most significant impacts coming from the Personal Communications, Semiconductor Products and Global Telecom Solutions segments.

    Net operating margin on sales decreased to (10.1) percent in the second quarter of 2001 compared with 2.2 percent a year earlier.

    Manufacturing and other costs of sales were $5.4 billion, or 72.2 percent of sales, in the second quarter of 2001 compared to $5.5 billion, or 59.5 percent of sales, in the same period last year. Manufacturing and other costs of sales in the second quarter of 2001 include $307 million of unusual charges, consisting of $165 million for inventory writedowns and $142 million for other costs associated with the Company's strategic initiative to reduce costs. Excluding unusual charges, manufacturing and other costs of sales were $5.1 billion, or 68.2 percent of sales, in the second quarter of 2001 compared to $5.5 billion, or 59.5 percent of sales, in the same period last year. This decrease in manufacturing margin is due to the lower sales mentioned earlier and higher manufacturing costs as a percent of sales in the Personal Communications, Semiconductor Products and Global Telecom Solutions segments.

    Selling, general and administrative expenses were $1.0 billion, or 13.1 percent of sales, in the second quarter of 2001 compared to $1.3 billion, or 14.2 percent of sales, in the same period last year. The decrease in selling, general and administrative expenses is primarily attributable to benefits realized from the Company's reorganization of business actions initiated in the third quarter of 2000.

    Research and development expenditures were $1.1 billion, or 14.4 percent of sales, in the second quarter of 2001 compared to $1.1 billion, or 12.0 percent of sales, in 2000. The increase in research and development expenditures as a percentage of sales is due to the lower sales in the second quarter of 2001 compared to 2000. Over the past three years, the Company has been increasing the percentage of its sales that is spent on research and development. The Company continues to believe that a strong commitment to research and development is required to drive long-term growth. However, in the short-term, the Company does not expect research and development expenditures in 2001 to be higher than in 2000.

    Depreciation expense in the second quarter of 2001 was $589 million, or 7.8 percent of sales, compared to $568 million, or 6.1 percent of sales, a year earlier. The increase in depreciation expense is due to significant capital expenditures in the latter half of 2000. In 2001, the Company anticipates depreciation expense will be slightly higher than in 2000.

    Capital expenditures in the second quarter of 2001 were $316 million, compared to $1.0 billion a year ago. Although the Semiconductor Products Segment (SPS) continued to comprise the largest portion of these expenditures, capital expenditures by SPS in the second quarter of 2001 were significantly less than in the prior-year quarter. For the full year 2001, the Company has reduced its anticipated capital expenditures to $1.4 billion, compared with capital expenditures of $4.1 billion for the full year 2000.

    The Company continued implementing plans to discontinue unprofitable product lines, exit unprofitable businesses and consolidate manufacturing operations as part of its overall strategic initiative to reduce costs and simplify its product portfolio. In connection with these plans, the Company recorded pre-tax net charges of $873 million for the three months ended June 30, 2001. Of the pre-tax net charge, $254 million was included in manufacturing and other costs of sales and $619 million was recorded as a separate line in the condensed consolidated statements of operations. For the three months ended June 30, 2001, the aggregate $873 million charge is comprised of the following:

(in millions)	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Discontinuation of product lines	$6	$—	$51	$31	$88
Business exits	71	7	24	16	118
Manufacturing consolidations	66	311	41	249	667

Totals	$143	$318	$116	$296	$873

Discontinuation of Product Lines

    During the quarter ended June 30, 2001, the Company's plan to streamline certain product lines resulted in net charges of $88 million. These charges primarily focused on analog products within the Broadband Communications segment and the continuation of a plan to discontinue certain wafer technologies in the Semiconductor Products segment.

Business Exits

    During the quarter ended June 30, 2001, the Company incurred a net charge of $118 million relating to business exits. These charges primarily relate to the exit of the Multiservice Networks Division (MND) pursuant to the announced sale to Platinum Equity by the Other Products segment, the exit of the Company's digital radio operating joint venture in Japan by the Global Telecom Solutions segment, and the continued realignment of the smartcard business by the Commercial, Government and Industrial Systems segment. Sales and operating losses for the year ended December 31, 2000 for MND and the smartcard business were approximately $290 million and $180 million, respectively.

Manufacturing Consolidations

    The Company's continued plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $667 million for the quarter ended June 30, 2001. The consolidation activities were focused primarily on ceasing manufacturing operations at the Company's Easter Inch, Scotland facility in the Personal Communications segment, the continuation of manufacturing consolidation in the Semiconductor Products segment, and manufacturing and distribution consolidations in other segments. Costs include lease payment cancellation costs, decommission costs and severance benefits related to the elimination of positions as part of the Company's strategic reduction in global workforce. Asset writedowns were recorded for the capital assets impaired in the impacted locations.

Reorganization of Businesses Charges—by Segment:

    The following table displays the net charges incurred by segment for the three months ended June 30, 2001:

(in millions)	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Segment
Personal Communications	$42	$125	$11	$195	$373
Global Telecom Solutions	35	23	25	15	98
Commercial, Government and Industrial Systems	11	21	16	3	51
Broadband Communications	3	10	51	8	72
Semiconductor Products	1	54	—	67	122
Integrated Electronic Systems	3	25	1	8	37
Other Products	45	22	12	—	79
General Corporate	3	38	—	—	41

Totals	$143	$318	$116	$296	$873

    Associated annual cost savings related to the announced cost reduction programs which began in the third quarter of 2000 are expected to be in excess of $1.5 billion. The Company expects to record additional charges in subsequent quarters of 2001 for previously-announced actions.

    Other charges, as reflected on the consolidated statement of operations, were $293 million in the second quarter of 2001 compared to $306 million in the same period last year. Other charges in the second quarter of 2001 primarily include $194 million for asset impairment charges and a $100 million charge for potentially uncollectible receivables. Other charges in the second quarter of 2000 reflect charges for acquired in-process research and development.

    Net interest expense for the second quarter increased to $102 million versus $54 million a year ago. The increase in interest expense is attributed primarily to increased levels of long-term debt issued in the fourth quarter of 2000 and in the first quarter of 2001 to finance capital spending, acquisitions and operations in 2000 and an increase in the weighted average interest rate paid by the Company. The Company expects net interest expense to increase significantly in 2001 compared to 2000 due to an increase in the weighted average interest rate paid by the Company.

    Gains on sales of investments and businesses were $742 million and $19 million for the quarter ended June 30, 2001 and July 1, 2000, respectively. For the quarter ended June 30, 2001, the gains primarily resulted from the Company's sale of its investments in four cellular operating companies in northern Mexico. The Company also sold its investments in cellular operating companies in Hong Kong, South Korea and southern Mexico. For the quarter ended July 1, 2000, the gains resulted primarily from the sale of securities.

    The effective tax rate for the second quarter of 2001 was 10 percent, compared to 51 percent in the year-earlier quarter. The lower tax rate in 2001 is due primarily to losses in countries where the Company is currently unable to realize associated tax benefits. The higher tax rate in 2000 was primarily due to non-deductible in-process research and development charges. The effective tax rate, for ongoing businesses, including pro forma adjustments, as defined below, was 34 percent in the second quarter of 2001 compared to 29 percent in the year-earlier quarter. The Company currently expects the annual tax rate for 2001, including pro forma adjustments, to increase compared to the annual tax rate for 2000 due to a shift in earnings mix by region.

	Six Months Ended
	June 30, 2001	% of Sales	July 1, 2000	% of Sales
	(in millions, except per share amounts)
Net sales	$15,274		$18,023
Percent change from prior year	(15)%		14%
Costs and expenses
Manufacturing and other costs of sales	11,154	73.0%	10,708	59.4%
Selling, general and administrative expenses	1,999	13.1%	2,610	14.5%
Research and development expenditures	2,258	14.8%	2,122	11.8%
Depreciation expense	1,216	8.0%	1,126	6.2%
Reorganization of businesses	860	5.6%	—	0.0%
Other charges	394	2.6%	416	2.3%
Interest expense, net	188	1.2%	101	0.6%
Gains on sales of investments and businesses	(1,356)	(8.9)%	(120)	(0.7)%

Total costs and expenses	16,713		16,963

Earnings (loss) before income taxes	(1,439)	(9.4)%	1,060	5.9%
Income tax provision	(147)		408

Net earnings (loss)	$(1,292)	(8.5)%	$652	3.6%

Diluted earnings (loss) per common share	$(0.59)		$0.29

    Sales were $15.3 billion in the first half of 2001, down 15 percent from $18.0 billion a year earlier. The decline in sales was attributed primarily to lower average selling prices and lower unit sales in the Personal Communications segment and lower unit sales in the Semiconductor Products and Global Telecom Solutions segments.

    In the first half of 2001, the Company incurred a loss before income taxes of $1.4 billion, compared with earnings before income taxes of $1.1 billion in 2000. Net losses were $1.3 billion, or (59) cents per share, compared with net earnings of $652 million, or 29 cents per share, in 2000. The decrease in earnings in 2001 compared to 2000 is attributed to lower sales volume, a decrease in manufacturing margins, business reorganization charges recorded in 2001 and higher depreciation and interest costs in 2001. These higher costs were partially offset by an increase in gains on sales of investments and businesses and lower selling, general and administrative expenses in the first half of 2001 compared to a year-ago. All businesses contributed to the decrease in earnings, with the most significant impact from the Personal Communications, Semiconductor Products and Global Telecom Solutions segments.

    Net operating margin on sales decreased to (8.5) percent in the first half of 2001 compared with 3.6 percent a year earlier.

    Manufacturing and other costs of sales were $11.2 billion, or 73.0 percent of sales, in the first half of 2001 compared to $10.7 billion, or 59.4 percent of sales, in the same period last year. Manufacturing and other costs of sales in the first half of 2001 include $831 million of unusual charges, consisting of $569 million for inventory writedowns and $262 million for other costs associated with the Company's strategic initiative to reduce costs. Excluding unusual charges, manufacturing and other costs of sales were $10.3 billion, or 67.6 percent of sales, in the first half of 2001 compared to $10.7 billion, or 59.4 percent of sales, in the same period last year. The decrease in manufacturing margin is due to the lower sales mentioned earlier and higher manufacturing costs as a percent of sales in the Personal Communications, Semiconductor Products and Global Telecom Solutions segments.

    Selling, general and administrative expenses were $2.0 billion, or 13.1 percent of sales, in the first half of 2001 compared to $2.6 billion, or 14.5 percent of sales, in the same period last year. The decrease in selling, general and administrative expenses is primarily attributable to benefits realized from the Company's reorganization of business actions initiated in the third quarter of 2000.

    Research and development expenditures were $2.3 billion, or 14.8 percent of sales, in the first half of 2001 compared to $2.1 billion, or 11.8 percent of sales, in 2000. The increase in research and development expenditures as a percentage of sales is due to the lower sales in the first half of 2001 compared to 2000. Research and development expenditures decreased in the second quarter of 2001 compared to the first quarter of 2001.

    Depreciation expense in the first half of 2001 was $1.2 billion, or 8.0 percent of sales, compared to $1.1 billion, or 6.2 percent of sales, a year earlier.

    Capital expenditures in the first half of 2001 were $821 million, compared to $1.7 billion a year ago. Although the Semiconductor Products Segment (SPS) continued to comprise the largest portion of these expenditures, capital expenditures by SPS in the first half of 2001 were significantly less than in the prior-year period.

    The Company continued implementing plans to discontinue unprofitable product lines, exit unprofitable businesses and consolidate manufacturing operations as part of its overall strategic initiative to reduce costs and simplify its product portfolio. In connection with these plans, for the six months ended June 30, 2001, the Company recorded a pre-tax charge of $1.6 billion, of which $778 million was included in manufacturing and other costs of sales and $860 million was recorded as a separate line in the condensed consolidated statements of operations. For the six months ended June 30, 2001, the aggregate $1.6 billion charge is comprised of the following:

(in millions)	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Discontinuation of product lines	$6	$—	$449	$31	$486
Business exits	80	2	30	21	133
Manufacturing consolidations	90	536	41	352	1,019

Totals	$176	$538	$520	$404	$1,638

Discontinuation of Product Lines

    During the six months ended June 30, 2001, the Company's plan to streamline certain product lines resulted in net charges of $486 million. This was comprised primarily of the following: a writedown of the value of inventory resulting from first-quarter market factors that caused accelerated erosion of average selling prices for discontinued analog and first-generation digital phones within the Personal Communications segment, the discontinuation of analog products within the Broadband Communications segment, and the continuation of a plan to discontinue certain wafer technologies in the Semiconductor Products segment.

Business Exits

    During the six months ended June 30, 2001, the Company incurred a net charge of $133 million relating to business exits. These charges primarily relate to the exit of the Multiservice Networks Division pursuant to the announced sale to Platinum Equity by the Other Products segment, the exit of the Company's digital radio operating joint venture in Japan by the Global Telecom Solutions segment, and the continued realignment of the smartcard business by the Commercial, Government and Industrial Systems segment.

Manufacturing Consolidations

    The Company's continued plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $1.0 billion for the six months ended June 30, 2001. The consolidation activities were focused primarily on ceasing manufacturing operations at the Company's Easter Inch, Scotland facility and Harvard, Illinois campus in the Personal Communications segment, the continuation of manufacturing consolidation in the Semiconductor Products segment, and manufacturing and distribution consolidations in other segments. Costs include lease payment cancellation costs, decommission costs and severance benefits related to the elimination of positions as part of the Company's strategic reduction in global workforce. Asset writedowns were recorded for the capital assets impaired in the impacted locations.

Reorganization of Businesses Charges—by Segment:

    The following table displays the net charges incurred by segment for the six months ended June 30, 2001:

(in millions)	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Segment
Personal Communications	$53	$185	$409	$220	$867
Global Telecom Solutions	35	58	25	15	133
Commercial, Government and Industrial Systems	22	52	22	8	104
Broadband Communications	5	14	51	8	78
Semiconductor Products	9	115	—	143	267
Integrated Electronic Systems	3	38	1	9	51
Other Products	44	18	12	1	75
General Corporate	5	58	—	—	63

Totals	$176	$538	$520	$404	$1,638

Reorganization of Businesses Accruals:

    The following tables display rollforwards by plan of the accruals established for exit costs and employee separation costs from December 31, 2000 to June 30, 2001:

Exit Costs

(in millions)	Accruals at December 31, 2000	2001 Net Charges	2001 Amounts Used	Accruals at June 30, 2001
Discontinuation of product lines	$55	$6	$(26)	$35
Business exits	32	80	(28)	84
Manufacturing consolidations	61	90	(46)	105

Totals	$148	$176	$(100)	$224

    The 2001 amount used of $100 million reflects cash payments of $89 million and non-cash utilization of $11 million. The remaining accrual of $224 million, which is included in accrued liabilities in the condensed consolidated balance sheets, represents approximately $193 million of cash payments and $31 million of non-cash utilization expected to be completed by the second quarter of 2002.

Employee Separation Costs

(in millions)	Accruals at December 31, 2000	2001 Net Charges	2001 Amounts Used	Accruals at June 30, 2001
Business exits	$27	$2	$(16)	$13
Manufacturing consolidations	88	536	(314)	310

Totals	$115	$538	$(330)	$323

    At December 31, 2000, the Company had an accrual of $115 million for employee separation costs, representing the severance costs for approximately 3,300 employees, of which 1,900 were direct employees and 1,400 were indirect employees. The 2001 net charges of $538 million for employee separation costs represent the severance costs for approximately an additional 23,000 employees, of which 15,000 are direct employees and 8,000 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

    During the six months ended June 30, 2001, approximately 16,000 employees, of which 11,200 were direct employees and 4,800 were indirect employees, were separated from the Company. The 2001 amount used of $330 million reflects cash payments to these separated employees. The remaining accrual of $323 million, which is included in accrued liabilities in the condensed consolidated balance sheet, represents cash payments expected to be paid to separated employees prior to the end of 2001.

    Other charges, as reflected on the condensed consolidated statement of operations, were $394 million in the first half of 2001 compared to $416 million in the same period last year. Other charges in the first half of 2001 include $294 million for asset impairment charges and a $100 million charge for potentially uncollectible receivables. Other charges in the first half of 2000 reflect charges for acquired in-process research and development.

    Net interest expense increased to $188 million for the first six months of 2001 versus $101 million a year ago. The increase in interest expense is attributed primarily to increased levels of long-term debt issued in the fourth quarter of 2000 and in the first quarter of 2001 to finance capital spending, acquisitions and operations in 2000 and an increase in the weighted average interest rate paid by the Company.

    Gains on sales of investments and businesses were $1.4 billion and $120 million for the six-month periods ended June 30, 2001 and July 1, 2000, respectively. For the six-month period ended June 30, 2001, the gains primarily resulted from the Company's sale of its investments in several cellular operating companies outside the U.S. and the sale of securities. For the six-month period ended July 1, 2000, the gains resulted primarily from the sale of securities and the sale of its electronic ballast business.

    The effective tax rate for the first half of 2001 was 10 percent, compared to 38 percent for the comparable year-ago period. The lower tax rate in 2001 is due primarily to losses in countries where the Company is currently unable to realize associated tax benefits. The effective tax rate, for ongoing businesses, including pro forma adjustments, as defined below, was 34 percent in the first half of 2001 compared to 29 percent a year ago.

Motorola Ongoing Businesses, Including Pro Forma Adjustments

    Pro forma adjustments exclude the impact of unusual charges, amortization of goodwill, impairment of assets and gains or losses on sales of investments and businesses from the results of operations. The tables below detail the pro forma adjustments for the three months ended June 30, 2001 and July 1, 2000.

Three-Month Pro Forma Adjustments

    For the second quarter of 2001, pro forma adjustments were made to exclude net charges of $496 million pre-tax, or 24 cents per share after-tax, from the results of operations. Unusual charges were incurred primarily relating to the Company's strategic initiative to reduce costs and simplify its product portfolio and were partially offset by gains on sales of investments and businesses. For the second quarter of 2000, pro forma adjustments were made to exclude net charges of $355 million pre-tax, or 16 cents per share after-tax from the results of operations. The second quarter 2000 charges were comprised primarily of acquired in-process research and development charges.

    Summarized in the following two tables are the pro forma adjustments for the quarters ended June 30, 2001 and July 1, 2000, indicating the corresponding line on the condensed consolidated statements of operations impacted by these adjustments.

2001 Pro Forma Adjustments

Three Months Ended June 30, 2001	Cost of Sales	SG&A	Reorganization of Businesses	Other Charges	Gains on Sales of Investments and Businesses	Total
	(in millions)
Income (Charge)
Gains from the sale of investments and businesses	$—	$—	$—	$—	$742	$742
Reorganization of businesses	(254)	—	(619)	—	—	(873)
Asset impairments	—	—	—	(194)	—	(194)
Amortization of goodwill	—	(41)	—	—	—	(41)
Other charges	(53)	22	—	(99)	—	(130)

Net Pro Forma Adjustments	$(307)	$(19)	$(619)	$(293)	$742	$(496)

2000 Pro Forma Adjustments

Three Months Ended July 1, 2000	Cost of Sales	SG&A	Reorganization of Businesses	Other Charges	Gains on Sales of Investments and Businesses	Total
	(in millions)
Income (Charge)
Gains from the sale of investments and businesses	$—	$—	$—	$—	$19	$19
In-process research and development charges	—	—	—	(306)	—	(306)
Amortization of goodwill	—	(39)	—	—	—	(39)
Other charges	—	(29)	—	—	—	(29)

Net Pro Forma Adjustments	$—	$(68)	$—	$(306)	$19	$(355)

    Summarized below are the results of operations for the Company for the quarters ended June 30, 2001 and July 1, 2000 for ongoing businesses only, including the impact of the pro forma adjustments discussed above.

Motorola, Inc.
Ongoing Operations, Including Pro Forma Adjustments

	Three Months Ended
	June 30, 2001	% of Sales	July 1, 2000	% of Sales
	(in millions, except per share amounts)
Net sales	$7,522		$9,255
Percent change from prior year	-19%		15%
Costs and expenses
Manufacturing and other costs of sales	5,127	68.2%	5,508	59.5%
Selling, general and administrative expenses	970	12.9%	1,243	13.4%
Research and development expenditures	1,086	14.4%	1,107	12.0%
Depreciation expense	589	7.8%	568	6.1%
Reorganization of businesses	—	—	—	—
Other charges	—	—	—	—
Interest expense, net	102	1.4%	54	0.6%
Gains on sales of investments and businesses	—	—	—	—

Total costs and expenses	7,874		8,480

Earnings (loss) before income taxes	(352)	(4.7)%	775	8.4%
Income tax provision	(120)		224

Net earnings (loss)	$(232)	(3.1)%	$551	6.0%

Diluted earnings (loss) per common share	$(0.11)		$0.25

    For ongoing operations, including pro forma adjustments, sales decreased 19 percent to $7.5 billion in the second quarter of 2001 from $9.3 billion in 2000. The Company incurred a loss before income taxes of $352 million in the second quarter of 2001, compared to earnings before income taxes of $775 million in 2000. The Company incurred a net loss of $232 million, or (11) cents per share, in the second quarter of 2001 compared to net earnings of $551 million, or 25 cents per share, in 2000.

    Net operating margin on sales was (3.1) percent in 2001, compared with 6.0 percent in 2000. The decrease in sales and earnings is due primarily to the reasons discussed above in "Results of Operations".

Six-Month Pro Forma Adjustments

    For the first half of 2001, pro forma adjustments were made to exclude net charges of $775 million pre-tax, or 39 cents per share after-tax, from the results of operations. Unusual charges were incurred primarily relating to the Company's strategic initiative to reduce costs and simplify its product portfolio and were partially offset by gains on sales of investments and businesses. For the first half of 2000, pro forma adjustments were made to exclude net charges of $394 million pre-tax, or 17 cents per share after-tax from the results of operations. The first half 2000 charges were comprised primarily of acquired in-process research and development charges.

    Summarized in the following two tables are the pro forma adjustments for the six months ended June 30, 2001 and July 1, 2000, indicating the corresponding line on the consolidated statements of operations impacted by these adjustments.

2001 Pro Forma Adjustments

Six Months Ended June 30, 2001	Cost of Sales	SG&A	Reorganization of Businesses	Other Charges	Gains on Sales of Investments and Businesses	Total
	(in millions)
Income (Charge)
Gains from the sale of investments and businesses	$—	$—	$—	$—	$1,356	$1,356
Reorganization of businesses	(778)	—	(860)	—	—	(1,638)
Asset impairments	—	—	—	(295)	—	(295)
Amortization of goodwill	—	(84)	—	—	—	(84)
Other charges	(53)	38	—	(99)	—	(114)

Net Pro Forma Adjustments	$(831)	$(46)	$(860)	$(394)	$1,356	$(775)

2000 Pro Forma Adjustments

Six Months Ended July 1, 2000	Cost of Sales	SG&A	Reorganization of Businesses	Other Charges	Gains on Sales of Investments and Businesses	Total
	(in millions)
Income (Charge)
Gains from the sale of investments and businesses	$—	$—	$—	$—	$120	$120
In-process research and development	—	—	—	—	—	—
charges	—	—	—	(315)	—	(315)
Amortization of goodwill	—	(76)	—	—	—	(76)
Other charges	—	(22)	—	(101)	—	(123)

Net Pro Forma Adjustments	$—	$(98)	$—	$(416)	$120	$(394)

    Summarized below are the results of operations for the Company for the six months ended June 30, 2001 and July 1, 2000 for ongoing businesses only, including the impact of the pro forma adjustments discussed above.

Ongoing Operations, Including Pro Forma Adjustments

	Six Months Ended
	June 30, 2001	% of Sales	July 1, 2000	% of Sales
	(in millions, except per share amounts)
Net sales	$15,274		$18,007
Percent change from prior year	-15%		21%
Costs and expenses
Manufacturing and other costs of sales	10,323	67.6%	10,693	59.4%
Selling, general and administrative expenses	1,953	12.8%	2,512	14.0%
Research and development expenditures	2,258	14.8%	2,122	11.8%
Depreciation expense	1,216	8.0%	1,126	6.3%
Reorganization of businesses	—	—	—	—
Other charges	—	—	—	—
Interest expense, net	188	1.2%	101	0.6%
Gains on sales of investments and businesses	—	—	—	—

Total costs and expenses	15,938		16,554

Earnings (loss) before income taxes	(664)	(4.3)%	1,453	8.1%
Income tax provision (benefit)	(226)		421

Net earnings (loss)	$(438)	(2.9)%	$1,032	5.7%

Diluted earnings (loss) per common share	$(0.20)		$0.46

    For ongoing operations, including pro forma adjustments, sales decreased 15 percent to $15.3 billion in the first half of 2001 from $18.0 billion in 2000. The Company incurred a loss before income taxes of $664 million in the first half of 2001, compared to earnings before income taxes of $1.5 billion in 2000. The Company incurred a net loss of $438 million, or (20) cents per share, in the first half of 2001 compared to net earnings of $1.0 billion, or 46 cents per share, in 2000.

    Net operating margin on sales was (2.9) percent in 2001, compared with 5.7 percent in 2000. The decrease in sales and earnings is due primarily to the reasons discussed above in "Results of Operations".

Segment Information

    Results of the Company's operations, by segment, for the second quarter of 2001 compared with the second quarter of 2000 are reflected below. Additionally, pro forma adjustments, which exclude the impact of unusual charges, amortization of goodwill, impairment of assets and gains or losses on the sale of investments and businesses are shown for each of these operations.

    The order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Personal Communications Segment

	Three Months Ended
(in millions)	June 30, 2001	July 1, 2000	% Change
Orders	$2,867	$3,139	(9)%
Segment sales	$2,496	$3,332	(25)%
Operating earnings (loss) before tax	$(645)	$132	(589)%
Pro Forma Adjustments:
Reorganization of businesses	373	—
Asset impairments	10	—
Other	21	—
Amortization of goodwill	4	4

Operating earnings (loss) including pro forma adjustments	$(237)	$136	(274)%

    Segment sales decreased 25 percent to $2.5 billion and orders declined 9 percent to $2.9 billion. Segment sales declined due to a decrease in average selling prices. This decrease is primarily due to strong sales of end-of-life products in all regions. Average selling prices are expected to increase in the third quarter 2001 due to anticipated higher shipments of new products. Average selling prices can be subject to changes in product mix and regional mix. Total unit sales of wireless telephones were flat compared to a year ago and increased approximately 31 percent sequentially versus the first quarter of 2001. The Company believes its market share for wireless telephones, including iDEN® units, has increased in 2001 to approximately 17 percent.

    In the Americas, sales and orders for wireless telephones were down. In Europe, sales were down very significantly and orders were significantly lower. In Asia, sales were lower, while orders were significantly higher.

    Total industry-wide shipments of wireless telephones in 2000 are estimated to have been 425 million units. The Company currently estimates that 2001 industry-wide shipments will be in the range of 400 to 425 million units.

    Operating losses in the second quarter of 2001 were $645 million, compared to operating earnings of $132 million in the year-earlier quarter. The decline in financial performance is due to the lower sales discussed above and $373 million of reorganization of businesses charges in the second quarter of 2001. The business reorganization charges are related to the Company's overall strategic initiative to reduce costs and simplify its product portfolio. These reorganization costs are comprised of $195 million for asset writedowns, $125 million for employee separations, $42 million for facility exit costs and $11 million for inventory writedowns.

    The segment continued to implement significant actions to realign its businesses and improve its cost structure. These actions have focused on product simplification, restructuring of the supply chain and manufacturing consolidations. Product simplification actions have resulted in the discontinuation of multiple products, primarily analog and first-generation digital phones. Manufacturing consolidations focused on ceasing manufacturing operations at the Company's Easter Inch, Scotland facility and Harvard, Illinois campus. In the second quarter of 2001, in a continued effort to reduce costs in the segment's wireless handset business, charges were taken related to workforce reductions that affected all aspects of the business, across all geographies and asset impairments related to manufacturing consolidations.

    Including net pro forma adjustments in both years, the segment incurred an operating loss of $237 million in the second quarter of 2001 compared to operating earnings of $136 million in the year-ago period. The decline in financial performance is due to the lower sales mentioned above. The second quarter 2001 operating loss was $165 million lower than the operating loss in the first quarter 2001. The decrease in the operating loss compared to the first quarter is attributable to benefits realized from the segment's reorganization of business actions initiated since the third quarter of 2000.

Global Telecom Solutions Segment

	Three Months Ended
(in millions)	June 30, 2001	July 1, 2000	% Change
Orders	$2,003	$2,130	(6)%
Segment sales	$1,679	$1,957	(14)%
Operating earnings (loss) before tax	$(126)	$258	(149)%
Pro Forma Adjustments:
Reorganization of businesses	98	—
Gain on sale of investments/businesses	(4)	(2)
Other	79	—
Amortization of goodwill	—	2

Operating earnings including pro forma adjustments	$47	$258	(82)%

    Segment sales decreased 14 percent to $1.7 billion, while orders decreased 6 percent to $2.0 billion. In the Americas, sales and orders were lower. In Europe, sales and orders were down significantly. In Asia, sales were down while orders were up. The second-quarter 2001 decline in sales is due to an overall slowdown in the economy which has reduced capital spending by cellular operators.

    The segment had an operating loss of $126 million compared to operating earnings of $258 million in the year-earlier quarter. The decrease in operating earnings is due to the decrease in sales, higher manufacturing costs and $173 million of net unusual charges. The unusual charges include a $98 million charge for reorganization of businesses, comprised of $25 million for inventory writedowns related to end-of-life products, $23 million for employee severance, $35 million for business exits and $15 million for asset impairments. These reductions affected all aspects of the business, across all geographies. Operating earnings also include $79 million of other unusual charges related to a reserve for potentially uncollectible receivables.

    Motorola won 11 contracts valued at $407 million as part of China Unicom's nationwide deployment of CDMA digital network technology. Motorola also was awarded more than $600 million in additional contracts with China Mobile and China Unicom during the second quarter for GSM networks. Motorola will provide a Third Generation (3G) radio access network under a supply contract awarded by Hutchison Telecommunications for a UMTS network in Brisbane and Sydney, Australia. After the quarter ended, Motorola announced it had won its first two contracts to supply 3G CDMA infrastructure in Latin America. The contracts, awarded by Portugal Telecom and valued at approximately $147 million, are for its Brazilian cellular operators Telesp Celular and Global Telecom. Motorola also announced a $150 million GSM infrastructure expansion contract with BT Cellnet, a leading UK mobile operator. It is anticipated that revenue and operating margin from these contracts will be recognized within the next twelve months.

    Including net pro forma adjustments in both years, operating earnings decreased to $47 million compared to $258 million a year ago due to the reasons discussed above.

Commercial, Government and Industrial Systems Segment

	Three Months Ended
(in millions)	June 30, 2001	July 1, 2000	% Change
Orders	$1,166	$1,221	(4)%
Segment sales	$1,041	$1,137	(8)%
Operating earnings (loss) before tax	$(6)	$108	(106)%
Pro Forma Adjustments:
Reorganization of businesses	51	—
Asset impairments	10	—
In-process research and development	—	6
Amortization of goodwill	11	3

Operating earnings including pro forma adjustments	$66	$117	(44)%

    Segment sales decreased 8 percent to $1.0 billion and orders decreased 4 percent to $1.2 billion. In the Americas, two-way radio equipment sales and orders were down. In Europe, sales were down significantly and orders were down. In Asia, sales were down and orders were down significantly.

    Operating losses in the second quarter were $6 million compared to operating earnings of $108 million in the year-earlier quarter. Operating earnings decreased primarily due to a decline in sales, an increase in manufacturing costs as a percentage of sales and $51 million of unusual charges for business reorganization. The $51 million charge for reorganization of businesses is comprised primarily of $21 million for employee severance, $16 million for inventory writedowns and $11 million for exit costs related to the continued realignment of the segment's smartcard business.

    Motorola was awarded contracts for TETRA (TErrestrial Trunked RAdio)-compliant radio equipment in China and the UK. Additionally, Motorola was awarded a contract for a statewide ASTRO 25™ digital radio system from the State of South Dakota. Additional large radio equipment contracts were received in Asia, Australia, Europe, Latin America and the United States. The company accounts for these contracts using the percentage-of-completion method. It is anticipated that revenues and related operating margins will be recognized, in general, into 2003.

    Motorola announced that it was exploring strategic alternatives for its Integrated Information Systems Group (IISG) business, including a possible divestiture. IISG is an Arizona-based government communication/information technology business.

    Including net pro forma adjustments in both years, operating earnings decreased to $66 million compared to $117 million a year ago primarily due to the reasons discussed above.

Broadband Communications Segment

	Three Months Ended
(in millions)	June 30, 2001	July 1, 2000	% Change
Orders	$760	$900	(16)%
Segment sales	$820	$768	7%
Operating earnings before tax	$39	$124	(69)%
Pro Forma Adjustments:
Reorganization of businesses	72	—
Asset impairments	21	—
Other	4	5
Amortization of goodwill	9	8

Operating earnings including pro forma adjustments	$145	$137	6%

    Segment sales rose 7 percent to $820 million and orders decreased 16 percent to $760 million. Operating earnings decreased to $39 million from $124 million in the year-earlier quarter due to unusual charges in 2001. Operating earnings include $72 million of business reorganization charges and $21 million for investment impairments. The business reorganization charges are comprised primarily of $51 million for inventory writedowns related to end-of-life products, $10 million for employee severance charges for workforce reductions and $11 million for business exit and asset impairments throughout the business.

    Digital Network Systems had a significant increase in sales but a decline in orders. Internet Protocol Network Systems had lower sales and higher orders. Transmission Network Systems had a significant decline in sales and in orders. Satellite Broadcast and Network Systems had an increase in sales and in orders. The majority of the segment's sales continued to be in North America. Demand outside of the U.S. is increasing and is expected to be a larger percentage of sales in 2001. Although orders softened, the Company expects to see sequential quarterly improvement in orders for the remainder of the year due to increased digital penetration in the second half of 2001 and broad-based deployments in Europe beginning in 2002.

    Motorola announced two important industry milestones during the quarter by shipping its 15 millionth interactive digital cable set-top terminal and its five millionth cable modem. Motorola is the first and only supplier to reach these broadband-industry milestones.

    Including net pro forma adjustments in both years, operating earnings rose 6 percent to $145 million compared to $137 million a year ago due to the increase in sales discussed above.

Semiconductor Products Segment

	Three Months Ended
(in millions)	June 30, 2001	July 1, 2000	% Change
Orders	$1,046	$2,155	(51)%
Segment sales	$1,250	$2,000	(38)%
Operating earnings (loss) before tax	$(518)	$(55)
Pro Forma Adjustments:
Reorganization of businesses	122	—
Asset impairments	2	—
(Gain) Loss on sale of investment/businesses	1	(17)
In-process research and development	—	220
Other	—	18
Amortization of goodwill	12	10

Operating earnings (loss) including pro forma adjustments	$(381)	$176

    Segment sales decreased 38 percent to $1.3 billion and orders decreased 51 percent to $1.0 billion. The decline in sales is due to the significant downturn in demand experienced across the semiconductor industry as a result of high component inventories for most customers and lower consumer demand. The semiconductor industry experienced its fourth consecutive quarter of weakness.

    From the peak of nearly 50 percent growth in the second quarter of 2000, the semiconductor industry has seen a rapid and deep decline to an estimated negative 30 percent pace during the second quarter of 2001. Growth rates are based on data compiled by the Semiconductor Industry Association. Projected semiconductor industry growth rates for the full-year 2001 remain uncertain, but in the Company's opinion, worldwide semiconductor sales in 2001 are likely to be 15 to 20 percent less than sales in 2000. The Company believes the industry's recovery will begin in the second half of 2001 as customers work off excess inventories and more normal order patterns return. Additionally the Company believes that going forward inventory levels will be more closely aligned with end-market product demand. The current consensus of many industry research firms is industry growth in 2002 of 15 to 20 percent.

    Sales were down significantly in Europe and the Americas and down in Asia/Pacific and Japan. Sales among major markets were down very significantly in standard embedded solutions, down significantly in wireless and network/computing and down in imaging/entertainment and transportation.

    Orders were down very significantly in the Americas and Europe and down significantly in Japan and Asia/Pacific. Among major markets, orders were down very significantly in standard embedded solutions, wireless and networking/computing, down significantly in imaging/entertainment and down in transportation.

    The segment had an operating loss of $518 million in the second quarter of 2001 compared to an operating loss of $55 million in the year-earlier quarter. The operating loss was due to the decline in sales mentioned earlier, an increase in manufacturing costs as a percentage of sales and $122 million of business reorganization charges in the second quarter of 2001. The business reorganization charges are comprised primarily of $67 million for asset impairments and $54 million for employee separation costs.

    The segment continued to implement initiatives aimed at achieving profitable growth. In the first six months of 2001, the segment announced several business reorganization actions. These actions include a substantial reduction in capital spending and operating budgets, business exits, manufacturing consolidations and workforce reductions.

    Including the impact of net pro forma adjustments in both years, the segment incurred an operating loss of $381 million compared to operating earnings of $176 million a year ago. The decline is primarily due to the decrease in sales and higher manufacturing costs as a percentage of sales.

Integrated Electronic Systems Segment

	Three Months Ended
(in millions)	June 30, 2001	July 1, 2000	% Change
Orders	$554	$704	(21)%
Segment sales	$549	$678	(19)%
Operating earnings (loss) before tax	$(50)	$38
Pro Forma Adjustments:
Reorganization of businesses	37	—
Asset impairments	10	—
Other	(1)	6
Amortization of goodwill	1	1

Operating earnings (loss) including pro forma adjustments	$(3)	$45

    Segment sales decreased 19 percent to $549 million and orders decreased 21 percent to $554 million.

    During the quarter, the Automotive and Industrial Electronics Group was combined with the Telematics Communications Group to form the new Automotive Communications and Electronic Systems (ACES) Group. This reorganization is expected to enable Motorola to offer a broader automotive communications solutions portfolio. ACES sales and orders decreased. Sales and orders of automotive electronics and communications systems were down due to lower production in the automotive industry. Sales of telematics systems were up very significantly and orders were higher.

    Motorola Computer Group (MCG) sales were down significantly and orders were down very significantly due to the downturn in the telecommunications industry, its major market. After the quarter ended, Motorola completed its acquisition of Blue Wave Systems, Inc., a developer of high-end, digital signal processing (DSP) hardware and software for telecommunications applications. The acquisition is intended to strengthen MCG's ability to provide DSP solutions to that market and gives MCG a stronger presence in Europe.

    Energy Systems Group sales and orders were down due to the decrease in demand for portable and handheld devices.

    The segment had an operating loss of $50 million compared to operating earnings of $38 million in the year-earlier quarter. Operating earnings decreased primarily due to a decline in sales of higher margin products and $47 million of charges for reorganization of business and investment impairments. The business reorganization charges are primarily comprised of $25 million for employee severance for workforce reductions across the segment and $8 million for asset impairments.

    Including the impact of net pro forma adjustments in both years, the segment incurred an operating loss of $3 million compared to operating earnings of $45 million a year ago primarily due to the reasons discussed above.

Other

	Three Months Ended
(in millions)	June 30, 2001	July 1, 2000	% Change
Segment sales	$248	$245	1%
Operating earnings (loss) before tax	$397	$(188)
Pro Forma Adjustments:
Reorganization of businesses	120	—
Asset impairments	141	—
Gain on sale of investments/businesses	(739)	—
Other	27
Amortization of goodwill	4	12
In-process research and development	—	80

Operating loss including pro forma adjustments	$(50)	$(96)	48%

    Other is comprised primarily of the Other Products segment and General Corporate. The Other Products segment includes: (i) various corporate programs representing developmental businesses and research and development projects; (ii) the Company's holdings in cellular operating companies; (iii) the Internet Software and Content Group, which provides end-to-end application services to the Company's segments; and (iv) Next Level Communications, Inc., a publicly-traded subsidiary in which the Company has a controlling interest as a result of the merger with General Instrument Corporation.

    Other sales were flat at $248 million compared to $245 million in the year-ago quarter. Other operating earnings were $397 million in the second quarter of 2001 compared to a loss of $188 million in the prior-year quarter. Second quarter 2001 operating earnings include $739 million of gains on sales of investments and businesses, resulting primarily from the Company's sale of its investments in cellular operating companies in northern Mexico, Hong Kong, South Korea and southern Mexico. These gains were partially offset by $141 million of investment impairment charges and $120 million for reorganization of businesses charges, primarily related to severance accruals for workforce reductions and business exit charges related to the exit of the Multiservice Networks Division.

    Including net pro forma adjustments in both years, the operating loss decreased to $50 million compared to $96 million a year ago.

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

Cash, Cash Equivalents and Short-Term Investments

    At June 30, 2001, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of 3 months or less) aggregated $4.5 billion, compared to $3.3 billion at December 31, 2000. On June 30, 2001, $1.9 billion of the cash and cash equivalents were held in the U.S. and $2.6 billion were held by the Company or its subsidiaries in foreign jurisdictions. Repatriation of some of these funds could be subject to delay and could have some tax consequences. In addition, the Company had $302 million in short-term investments, which are highly-liquid investments with an original maturity greater than 3 months, at June 30, 2001 compared to $354 million at December 31, 2000.

Operating Activities

    For the six months ended June 30, 2001, the Company generated $982 million in cash from operations, as compared to $932 million in cash used for operations for the six months ended July 1, 2000. The $982 million in net cash provided by operations was primarily due to a decrease in accounts receivable and inventory, which was partially offset by a decrease in accounts payable and accrued liabilities.

    The Company's net accounts receivable decreased to $5.0 billion at June 30, 2001 from $7.1 billion at December 31, 2000. The Company's weeks receivable decreased to 8.1 weeks at June 30, 2001 compared to 8.9 at December 31, 2000. The decrease in net accounts receivable was due to the improvement in weeks receivable from year end 2000 and a decline in the Company's sales in the first half of 2001 compared to the second half of 2000 in all segments. The Company expects net accounts receivable and weeks receivable to decline during 2001 as compared to December 31, 2000 levels as a result of its ongoing efforts to improve accounts receivable management.

    The Company's net inventory level decreased to $3.8 billion at June 30, 2001 from $5.2 billion at December 31, 2000. The Company's inventory turns (using the cost-of-sales calculation method) increased to 6.1 at June 30, 2001 from 5.0 at December 31, 2000. The decrease in net inventory includes non-cash writedowns of approximately $573 million, primarily related to discontinued product lines in the Personal Communications segment. Additionally, the decrease in net inventory is due to shipments of end-of-life products and lower purchases of component parts combined with increased inventory turns. The Company expects inventory levels to decrease and inventory turns to increase during 2001 as compared to December 31, 2000 levels as it continues to improve its supply-chain management. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

    Research and development expenditures increased to $2.3 billion for the six-month period ended June 30, 2001 compared to $2.1 billion for the six-month period ended July 1, 2000. Over the past three years, the Company has been increasing the percentage of its sales that is spent on research and development. The Company continues to believe that a strong commitment to research and development is required to drive long-term growth. However, in the short-term, the Company does not expect research and development expenditures in 2001 to be higher than in 2000.

    To improve its future operating cash flow, the Company implemented substantial cost reduction and product simplification plans in 2000 that are continuing in 2001. These plans involve the discontinuation of unprofitable product lines, the exit from unprofitable businesses, and the consolidation of manufacturing facilities. Cash payments for exit costs and employee separations in connection with these plans were $419 million for the six-month period ended June 30, 2001. Of the $547 million reorganization of business accrual at June 30, 2001, the Company expects approximately $516 million to result in cash payments in the future. In addition, the Company expects to record additional charges, which may result in cash payments, in 2001 for previously-announced actions.

Investing Activities

    The most significant components of the Company's investing activities are: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

    Net cash provided by investing activities was $282 million for the six-month period ended June 30, 2001, as compared to $1.9 billion in net cash used for investing activities for the six-month period ended July 1, 2000. The net cash provided by investing activities for the six-month period ended

June 30, 2001 was primarily due to proceeds received from dispositions of investments and businesses, partially offset by capital expenditures and investments.

    Capital expenditures for the six-month period ended June 30, 2001 consumed $821 million, compared to $1.7 billion for the six-month period ended July 1, 2000. Although the Semiconductor Products Segment (SPS) continues to comprise the largest portion of these expenditures, the amount spent by SPS was significantly less than a year ago. For the full year 2001, the Company has reduced its anticipated capital expenditures to $1.4 billion, compared with $4.1 billion in capital expenditures for the full year 2000.

    The Company made acquisitions and additional investments during the six-month period ended June 30, 2001 of approximately $442 million, as compared to $627 million in the six-month period ended July 1, 2000. For the six-month period ended June 30, 2001, the most significant cash expenditures related to investments in securities by the Broadband Communications segment and in Tohoku Semiconductor Corporation (TSC) by SPS. As part of the acquisition of the remaining 50% interest in TSC in the first quarter of 2001, the Company also assumed $345 million in debt. The Company anticipates making additional investments during the remainder of 2001.

    For the six-month period ended June 30, 2001, the Company received $1.5 billion in proceeds from dispositions of investments and businesses, compared to $370 million a year earlier. The $1.5 billion in proceeds were primarily generated from the Company's sale of its investments in cellular operating companies in Brazil, Egypt, Hong Kong, Israel, Jordan, and Pakistan and the sale of securities. On June 19, 2001, the Company completed its previously announced sale of its investments in four cellular operating companies in northern Mexico to Telefonica Moviles of Madrid (Telefonica). The Company received approximately 123 million shares of Telefonica stock at closing. The value of the shares at June 30, 2001 was approximately $1.6 billion and is included in other current assets in the Company's condensed consolidated balance sheets. In addition, the Company will receive approximately $150 million from the assumption of a note by Telefonica scheduled to be paid by Telefonica to Motorola in November 2001. The Company intends to monetize the Telefonica shares by November 15, 2001. As of the end of the second quarter, there were no cash proceeds from the disposition of shares. As of July 27, 2001, the Company has hedged all the currency risk and a large portion of the stock price risk associated with the shares. These are economic hedges which do not qualify as hedges for accounting purposes under SFAS 133. The Company also expects to receive proceeds from the sale of other non-strategic businesses that it intends to sell during 2001.

    In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. At June 30, 2001 and December 31, 2000, the Company's available-for-sale securities had approximate fair market values of $3.7 billion and $4.7 billion, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, suffered a decline during the first half of 2001. In addition, the realizable value of these securities is subject to market and other conditions. The Company may sell a portion of these available-for-sale securities during 2001.

Financing Activities

    The most significant components of the Company's financing activities are: (i) proceeds from (or repayment of) commercial paper and short-term borrowings, and (ii) proceeds from the issuance of long-term debt securities. The Company also has available liquidity under its existing credit facilities.

    Net cash used for financing activities was $101 million for the six-month period ended June 30, 2001, as compared to $2.6 billion provided by financing activities for the six-month period ended July 1, 2000. The cash used for financing activities for the first half of 2001 was primarily due to the reduction in outstanding commercial paper which was offset by net proceeds from the issuance of long-term debt.

    At June 30, 2001, the Company's short-term debt was $4.0 billion (principally comprised of $1.6 billion of outstanding commercial paper and $2.0 billion outstanding under a term loan facility), compared to $6.4 billion of short-term debt at December 31, 2000.

    In March 2001, the Company entered into a $2 billion multi-draw term loan facility, which expires on November 16, 2001. Borrowings under the facility were $2 billion at June 30, 2001. As discussed above, the Company completed its previously announced sale of its investment in four cellular operating companies in northern Mexico to Telefonica. The Company intends to monetize the recently-acquired 123 million shares of Telefonica by November 15, 2001 and utilize the proceeds to pay down the term loan facility. As of the end of the second quarter, there were no cash proceeds from the disposition of Telefonica shares.

    On May 14, 2001, S&P downgraded the Company's long-term debt to "A-" from "A" and downgraded the Company's short-term debt to "A2" from "A1". On May 29, 2001, Moody's downgraded the Company's long-term debt to "A3" from "A2" and downgraded the Company's short-term debt to "P2" from "P1". Since the financial market anticipated the downgrade on the commercial paper, the Company did not experience a significant increase in funding costs after the downgrade. Despite the downgrade, the Company continues to have access to the commercial paper market.

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

    The Company's ratio of net debt to net debt plus equity was 30.2% at June 30, 2001 compared to 29.4% at December 31, 2000. The Company expects reductions in its total debt and net debt to net debt plus equity during the remainder of the year.

    The Company expects that from time to time outstanding commercial paper balances may be replaced with short or long-term borrowings. Although the Company believes that it can continue to access the capital markets in 2001 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the significant amount of long-term financing completed by the Company in late 2000 and early 2001, (ii) the Company's current level of short-term debt, and (iii) the Company's credit ratings. In addition, many of the factors that affect the Company's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of the Company's control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

    At June 30, 2001, the Company's total domestic and non-U.S. credit facilities totaled $6.9 billion, of which $2.6 billion was considered utilized. These facilities are principally comprised of: (i) a $1.5 billion one-year revolving domestic credit facility, (ii) a $1.0 billion five-year revolving domestic credit facility, (iii) $2.4 billion of non-U.S. credit facilities (of which $597 million was utilized at June 30, 2001), and (iv) a $2.0 billion term loan facility due November 16, 2001 (of which $2 billion was utilized on June 30, 2001). Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper. On July 25, 2001, the Company completed the early renewal of its $1.5 billion one-year revolving credit agreement that was scheduled to mature in September 2001.

    Some purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price and working capital. The Company may also assist customers in obtaining financing from banks and other sources. Although there are no outstanding financing commitments relating to third-generation (3G) wireless networks, the Company may provide such financing in the future. At June 30, 2001 and December 31, 2000, the Company had long-term finance receivables of $2.5 billion and $2.6 billion, respectively (net of allowance for losses of $312 million and $233 million, respectively), which are included in other assets on the condensed consolidated balance sheets. At June 30, 2001, the Company had outstanding unfunded commitments to third-parties of approximately $178 million.

    As of June 30, 2001, approximately $2.0 billion of the $2.8 billion in gross long-term finance receivables related to one customer, Telsim, in Turkey (the "Telsim Loan"). On April 30, 2001, $728 million of the Telsim Loan became due, but has not been paid, thus rendering the entire Telsim Loan in default. Following the cure period, the Company notified Telsim that it has accelerated payment of all amounts due under the loan, including interest. Interest on the loan is accumulating on a non-accrual basis. A sizeable majority of Motorola's allowance for losses relating to long-term finance receivables relates to the Telsim Loan.

    As security for the Telsim Loan, 66% of the stock of Telsim was pledged to Motorola. In addition, Motorola has other creditor remedies granted by law. In direct breach of contractual agreements, Telsim has issued additional shares and diluted the ownership percentage of Telsim represented by shares previously pledged to Motorola from 66% to 22%. Motorola is pursuing legal and other remedies to address this contractual breach and to protect Motorola.

    The Company believes that it has adequately provided for potential losses, if any, relating to the Telsim Loan based on the information available to the Company at this time. As circumstances change, the Company will continue to assess the situation relating to the Telsim Loan and will take any additional actions necessitated thereby.

    The Company has off-balance sheet financial guarantees aggregating $697 million, of which $532 million was outstanding at June 30, 2001. These represent guarantees of financial obligations of minority-owned joint ventures and customers. The obligations are generally for equipment purchases from the Company and for working capital requirements. The obligation to repay $200 million of the guaranteed amount outstanding would be triggered only upon the occurrence of certain unlikely political, regulatory or currency-related events in Brazil (and, accordingly, this guarantee is not dependent on the creditworthiness of the primary borrower-customer).

    Return on average invested capital, based on performance of the four preceding quarters ending with June 30, 2001 was (2.7) percent compared with 6.1 percent based on the performance of the four preceding quarters ending with July 1, 2000. The Company's current ratio was 1.51 at June 30, 2001 compared to 1.22 at December 31, 2000.

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

    New Iridium completed the acquisition of the operating assets of Old Iridium, including the satellite constellation, terrestrial network, and real and intellectual property of Old Iridium, on December 12, 2000. At the same time, Motorola entered into a contract with New Iridium to provide transition services pending the transfer of operations and maintenance in full to the Boeing Company. Motorola also contracted with New Iridium to manufacture subscriber units and up to seven additional Iridium satellites. Motorola does not anticipate that the contract with New Iridium will result in significant sales or earnings for Motorola.

    Motorola's reserves and contra assets related to the Iridium program as of June 30, 2001 were $289 million, of which $252 million was included in accrued liabilities, and $37 million was included as contra assets. This amount represents Motorola's estimate at June 30, 2001 of: (i) the additional cost of satellites to be built for New Iridium, (ii) termination costs related to subcontractors, and (iii) asset writedowns and other costs to wind down and transition Motorola's operations related to the Iridium program. These reserves are believed by management to be sufficient to cover Motorola's current exposures related to the Iridium program. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium program.

    At December 31, 2000, Motorola had reserves and contra assets related to the Iridium program of $372 million. Through June 30, 2001, Motorola has utilized $83 million of reserves in 2001, primarily for inventory and other asset write-offs. The amount used reflects approximately $20 million in cash payments and $63 million in write-offs. The cash payments were primarily for costs associated with the wind-down of Iridium operations and the costs of transitioning the operation of the satellite constellation system to the Boeing Company. Of the remaining $289 million of reserves and contra asset balances as of June 30, 2001, Motorola expects to make approximately $252 million in cash payments and $37 million in write-offs. The cash payments are primarily for the additional costs of satellites to be built for New Iridium, termination costs related to subcontractors and other costs to wind down Motorola's operations related to the Iridium program.

    Motorola agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Old Iridium debt for Old Iridium's use, subject to certain conditions. Old Iridium requested that Motorola provide this guarantee during the third quarter of 1999. Motorola did not provide this guarantee because it believes it was not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under a Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Old Iridium failed to have Motorola provide such guarantee as required, and that Motorola was obligated to provide them with this $300 million guarantee. Motorola believes that it was not obligated to do so. Old Iridium has also stated that it believed it was not obligated to have Motorola provide this $300 million guarantee to these lenders. On June 9, 2000, the Chase Manhattan Bank, the agent under the Secured Credit Agreement, filed a complaint in the Supreme Court of the State of New York, New York County, demanding that Motorola pay this $300 million to Chase, plus interest and legal fees. The lenders under the Secured Credit Agreement have also demanded that the investors in Old Iridium comply with their capital call requirements. In Motorola's case, this could require an additional equity investment of up to approximately $50 million. On June 9, 2000, the Chase Manhattan Bank also filed a complaint in the U.S. District Court in the District of Delaware demanding that Motorola and other investors in Old Iridium pay their capital call requirements, plus interest and legal fees.

    Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

    In addition, a committee of unsecured creditors (the "Creditors Committee") of Old Iridium has, over objections by Motorola, been granted leave by the Bankruptcy Court to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of such proposed claims against Motorola. On July 19, 2001, the Creditors Committee filed a complaint against Motorola in Bankruptcy Court on behalf of Iridium's debtors and estates, In re Iridium Operating LLC, et al. v. Motorola, seeking in excess of $4 billion in damages.

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

    At June 30, 2001 and July 1, 2000, the Company had net outstanding foreign exchange contracts totaling $4.8 billion and $4.0 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions, the five largest net foreign exchange hedge positions as of June 30, 2001 and July 1, 2000:

Buy (Sell)	June 30, 2001	July 1, 2000
Euro	(2,433)	(819)
Chinese Renminbi	(700)	(600)
British Pound	(412)	(601)
Japanese Yen	(376)	(1,435)
Mexican Peso	312	52

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

Recent Accounting Pronouncements:

    The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125", which the Company adopted in the second quarter of 2001. The adoption of SFAS 140 did not materially affect the Company's consolidated financial position or results of operations.

    In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 141 and 142 effective July 1, 2001. The Company does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.

Business Risks:

    Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about: research and development expenditures, capital expenditures, depreciation expense, completion of reorganization of business actions, cost savings and other benefits from reorganization of business actions, reductions in employee population, interest expense, tax rates, average selling prices for wireless telephones, industry shipments of wireless telephones, recognition of revenue from pending infrastructure contracts, international demand for broadband communications products, orders for broadband communications products, semiconductor industry sales and growth, sale of semiconductor products by the Company, the completion of pending transactions, future levels of inventory and accounts receivable, future special charges by the Company, additional investments by the Company, proceeds from the sale of non-strategic businesses or available-for-sale securities, the success and timing of efforts to monetize shares of Telefonica, the need to provide or arrange financing for customers, the Company's ability to access the capital markets on acceptable terms and conditions, the outcome of efforts to cause the repayment of Motorola's loan to Telsim, the impact of lawsuits and other claims in connection with the Iridium project on the Company, the impact of the Euro conversion, future hedging activity by the Company, the ability of counterparties to financial instruments to perform their obligations and the impact of recent accounting pronouncements on the Company.

    The Company wishes to caution the reader that the factors below and those on pages F-29 through F-33 of the appendix to the Company's Proxy Statement for its 2001 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the impact of the slowdown in the overall economy and the uncertainty of current economic conditions; (ii) the success of the Company's ongoing cost-reduction efforts; (iii) the Company's continuing ability to access the capital markets on favorable terms; (iv) the duration and severity of the ongoing difficulties experienced by the telecommunications and semiconductor industries; (v) demand for the Company's products, including products related to new technologies; (vi) the Company's ability to achieve profitability in its wireless telephone business, especially as it competes in the lower-tier wireless telephone market; (vii) the Company's success in the emerging 3G market; (viii) the demand for vendor financing and the Company's ability to provide that financing in order to remain competitive; (ix) the creditworthiness of the Company's customers, especially purchasers of large infrastructure systems; (x) the success of the Company's efforts to cause the repayment of its loan to Telsim; (xi) the success of the Company's ongoing efforts to improve accounts receivable and inventory management; (xii) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including any relating to the Iridium project; (xiii) pricing pressures, especially if economic conditions worsen in the Company's markets; (xiv) the success of alliances and agreements with other companies to develop new products and services; (xv) product and technology development and commercialization risks; (xvi) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits; (xvii) volatility in the market value of securities held by the Company, including shares of Telefonica; (xviii) the impact of foreign currency fluctuations; and (xix) the impact of changes in governmental policies, laws or regulations.

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
®Reg. U.S. Pat & TM Office.

Part II—Other Information

Item 1—Legal Proceedings.

    Motorola is a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. On June 8, 2001, in the Superior Court of Fulton County, State of Georgia, a purported class action suit, Gimpelson v. Nokia Inc, et. al., was commenced against Motorola and several other cellular phone manufacturers, claiming that defendants exposed users to radio frequency radiation that allegedly caused adverse cellular reaction and dysfunction. Plaintiffs also contend that the defendants did not disclose to the consuming public the alleged fact that cellular phones cause injury and create a risk to the user's health. Monetary damages, declaratory and/or equitable relief is sought.

    Motorola is currently the sole remaining defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. One of these cases, Baker et al. v. Motorola et al., is a class action divided into subclasses. In January 2001, a subclass of the Baker case (involving real property values in South Scottsdale) began trial. On May 22, 2001, the jury in the Scottsdale case returned its verdict in Motorola's favor.

    On July 19, 2001, an unsecured creditors' committee of Iridium LLC filed a complaint against Motorola in Bankruptcy Court on behalf of Iridium LLC's debtors and estates, In re Iridium Operating LLC, et al. v. Motorola, seeking in excess of $4 billion in damages.

    See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2001 for additional disclosures regarding pending matters.

    In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2—Changes in Securities and Use of Proceeds.

    During the second quarter of 2001, the Company issued an aggregate of 11,636,010 shares of common stock (for an aggregate sales price of approximately $96 million) to 4 holders of warrants upon the exercise of their warrants. These warrants were issued by General Instrument Corporation ("GI") prior to the merger of Motorola and GI, which was consummated on January 5, 2000. Warrants issued by GI for an aggregate of an additional 20,250,165 shares of Motorola common stock remain outstanding as of the date of this report. Motorola has filed a Registration Statement on Form S-3 (File No. 333-36320) covering the resale of the shares of common stock by certain warrant holders. The issuances of these shares to the warrant holders were deemed exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

Item 3—Defaults Upon Senior Securities.

    Not applicable.

Item 4—Submission of Matters to Vote of Security Holders.

    Not applicable.

Item 5—Other Information.

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K.

(a)	Exhibits
None
(b)	Report on Form 8-K
The Company filed a Current Report on Form 8-K on April 3, 2001.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.
(Registrant)

Date: July 30, 2001	By:	/s/ ANTHONY KNAPP Anthony Knapp Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer of the Registrant)

QuickLinks

Index
Part I—Financial Information Motorola, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In millions, except per share amounts)
Motorola, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In millions, except per share amounts)
Motorola, Inc. and Subsidiaries Condensed Consolidated Statement of Stockholders' Equity (Unaudited) (In millions)
Motorola, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In millions)
Motorola, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Motorola, Inc. and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations
Motorola, Inc. Ongoing Operations, Including Pro Forma Adjustments
Part II—Other Information
Signature