Form 10-Q
period 2001-09-29
MOTOROLA INC
filed 2001-11-09
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending September 29, 2001

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

    The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on September 29, 2001:

Class Common Stock; $3 Par Value	Number of Shares 2,225,734,569

Motorola, Inc. and Subsidiaries
Index

		Page
Part I
Financial Information
Item 1	Financial Statements
	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 29, 2001 and September 30, 2000	3
	Condensed Consolidated Balance Sheets as of September 29, 2001 and December 31, 2000	4
	Condensed Consolidated Statement of Stockholders' Equity for the Nine-Month Period Ended September 29, 2001	5
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 29, 2001 and September 30, 2000	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Part II
Other Information
Item 1	Legal Proceedings	50
Item 2	Changes in Securities and Use of Proceeds	51
Item 3	Defaults Upon Senior Securities	51
Item 4	Submission of Matters to Vote of Security Holders	51
Item 5	Other Information	52
Item 6	Exhibits and Reports on Form 8-K	52

Part I—Financial Information
Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Net sales	$7,406	$9,493	$22,680	$27,516

Costs and expenses
Manufacturing and other costs of sales	5,256	6,130	16,410	16,838
Selling, general and administrative expenses	834	1,185	2,833	3,795
Research & development expenditures	1,037	1,171	3,295	3,293
Depreciation expense	533	592	1,749	1,718
Reorganization of businesses	133	220	993	220
Other charges	2,238	90	2,632	506
Interest expense, net	136	74	324	175
Gains on sales of investments and businesses, net	(542)	(727)	(1,898)	(847)

Total costs and expenses	9,625	8,735	26,338	25,698

Earnings (loss) before income taxes	(2,219)	758	(3,658)	1,818
Income tax provision	(811)	227	(958)	635

Net earnings (loss)	$(1,408)	$531	$(2,700)	$1,183

Earnings (loss) per common share
Basic	$(0.64)	$0.24	$(1.23)	$0.55

Diluted	$(0.64)	$0.23	$(1.23)	$0.52

Weighted average common shares outstanding
Basic	2,217.1	2,182.3	2,204.7	2,164.1

Diluted	2,217.1	2,266.0	2,204.7	2,258.2

Dividends per share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	September 29, 2001	December 31, 2000
	(Unaudited)
Assets
Cash and cash equivalents	$5,371	$3,301
Short-term investments	272	354
Accounts receivable, net	5,114	7,092
Inventories, net	3,250	5,242
Deferred income taxes	3,524	2,294
Other current assets	1,450	1,602

Total current assets	18,981	19,885

Property, plant and equipment, net	9,711	11,157
Investments	2,553	5,926
Other assets	3,014	5,375

Total assets	$34,259	$42,343

Liabilities and Stockholders' Equity
Notes payable and current portion of long-term debt	$2,717	$6,391
Accounts payable	2,765	3,492
Accrued liabilities	5,863	6,374

Total current liabilities	11,345	16,257

Long-term debt	6,608	4,293
Deferred income taxes	215	1,504
Other liabilities	1,322	1,192
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	485	485
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,679	6,574
Additional paid-in capital	1,421	1,188
Retained earnings	6,762	9,727
Non-owner changes to equity	(578)	1,123

Total stockholders' equity	14,284	18,612

Total liabilities and stockholders' equity	$34,259	$42,343

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In millions)

		Non-Owner Changes to Equity
	Common Stock and Additional Paid-In Capital
		Unrealized Gain (Loss) on Securities	Foreign Currency Translation Adjustments	Other	Retained Earnings
BALANCES AT 12/31/00	$7,762	$1,536	$(339)	$(74)	$9,727

Net loss					(2,700)
Unrealized gain (loss) on securities		(1,545)
Foreign currency translation adjustments			(150)
Issuance of common stock and stock options exercised	338
Loss on derivative instruments				(6)
Dividends declared					(265)

BALANCES AT 9/29/01	$8,100	$(9)	$(489)	$(80)	$6,762

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	September 29, 2001	September 30, 2000
Operating
Net earnings (loss)	$(2,700)	$1,183
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,919	1,848
Charges for reorganization of businesses and other charges	4,327	719
Acquired in-process research and development charges	21	319
Gains on sales of investments and businesses	(1,898)	(847)
Deferred income taxes	(1,640)	382
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	1,971	(1,119)
Inventories	1,340	(2,274)
Other current assets	20	(878)
Accounts payable and accrued liabilities	(2,183)	(405)
Other assets and liabilities	91	(69)

Net cash provided by (used for) operating activities	1,268	(1,141)

Investing
Acquisitions and investments, net	(494)	(1,112)
Proceeds from dispositions of investments and businesses	3,803	1,116
Capital expenditures	(1,075)	(2,815)
Proceeds from dispositions of property, plant and equipment	13	104
Proceeds from sale of short-term investments	82	363

Net cash provided by (used for) investing activities	2,329	(2,344)

Financing
Net proceeds from (repayment of) commercial paper and short-term borrowings	(3,832)	2,756
Net proceeds from issuance of debt	2,390	1
Repayment of debt	(239)	(4)
Issuance of common stock	256	413
Payment of dividends	(265)	(260)

Net cash provided by (used for) financing activities	(1,690)	2,906

Effect of exchange rate changes on cash and cash equivalents	163	(201)

Net increase (decrease) in cash and cash equivalents	2,070	(780)
Cash and cash equivalents, beginning of period	3,301	3,537

Cash and cash equivalents, end of period	$5,371	$2,757

Additional Cash Flow Information
Cash paid (received) during the period for:
Interest	$566	$449
Income taxes	$632	$(72)

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

    The condensed consolidated financial statements as of September 29, 2001 and for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 29, 2001 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three-month and nine-month periods ended September 29, 2001 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2001 presentation.

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

2.  Other Financial Data

Statement of Operations Information

Net Interest Expense

    The following table displays the amounts comprising net interest expense (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Interest expense, net:
Interest expense	$166	$117	$474	$305
Interest income	(30)	(43)	(150)	(130)

Interest expense, net	$136	$74	$324	$175

    Interest expense incurred by Motorola Credit Corporation (MCC), the Company's wholly owned finance subsidiary, totaled $18 million and $39 million for the three months ended September 29, 2001 and September 30, 2000, respectively, and $101 million and $105 million for the nine months ended September 29, 2001 and September 30, 2000, respectively. MCC's interest expense is included in manufacturing and other costs of sales in the Company's condensed consolidated statements of operations.

    Interest income earned by MCC totaled $15 million and $62 million for the three months ended September 29, 2001 and September 30, 2000, respectively, and $124 million and $164 million for the nine months ended September 29, 2001 and September 30, 2000, respectively. MCC's interest income is included in net sales in the Company's condensed consolidated statements of operations.

Earnings (Loss) Per Common Share

    The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
	(in millions, except per share amounts)
Basic earnings (loss) per common share:
Net earnings (loss)	$(1,408)	$531	$(2,700)	$1,183
Weighted average common shares outstanding	2,217.1	2,182.3	2,204.7	2,164.1

Per share earnings (loss)	$(0.64)	$0.24	$(1.23)	$0.55

Diluted earnings (loss) per common share:
Net earnings (loss)	$(1,408)	$531	$(2,700)	$1,183
Add: Interest on zero coupon notes, net	—	—	—	1

Net earnings (loss) as adjusted	$(1,408)	$531	$(2,700)	$1,184

Weighted average common shares outstanding	2,217.1	2,182.3	2,204.7	2,164.1
Add: Effect of dilutive securities
Stock options	—	51.6	—	60.8
Warrants	—	27.1	—	28.3
Zero coupon notes	—	5.0	—	5.0

Diluted weighted average common shares outstanding	2,217.1	2,266.0	2,204.7	2,258.2

Per share earnings (loss)	$(0.64)	$0.23	$(1.23)	$0.52

    In the computation of diluted loss per common share for the three-month and nine-month periods ended September 29, 2001, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock and warrants were excluded because their inclusion would have been antidilutive.

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

Balance Sheet Information

Inventories

    Inventories, net of reserves, consist of the following (in millions):

	September 29, 2001	December 31, 2000
Finished goods	$1,337	$2,005
Work-in-process and production materials	1,913	3,237

	$3,250	$5,242

Property, Plant, and Equipment

    Property, plant and equipment, net, consists of the following (in millions):

	September 29, 2001	December 31, 2000
Land	$343	$266
Building	6,362	7,014
Machinery and equipment	17,149	17,734

Gross property, plant and equipment	23,854	25,014
Less accumulated depreciation	(14,143)	(13,857)

Property, plant and equipment, net	$9,711	$11,157

Investments

    Investments include available-for-sale securities which are carried at fair value, securities that are restricted for more than one year or not publicly traded which are carried at cost, and equity method investments as follows (in millions):

	September 29, 2001	December 31, 2000
Available-for-sale securities:
Cost basis	$1,847	$2,235
Gross unrealized gains	284	2,691
Gross unrealized losses	(298)	(204)

Fair value	1,833	4,722
Other securities, at cost	380	374
Equity method investments	340	830

Total investments	$2,553	$5,926

    The Company assesses declines in the value of individual investments to determine whether such decline is other-than-temporary and thus the investment is impaired. This assessment is made by considering available evidence including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company, and the Company's intent and ability to hold the investment. For the three months and nine months ended September 29, 2001, the Company recorded impairment charges of $852 million and $1.1 billion, respectively, representing other-than-temporary declines in the value of its investment portfolio. These charges are included in other charges in the condensed consolidated statements of operations.

    The net unrealized gains (losses) on available-for-sale securities included in other comprehensive income were ($613) million and $(1.3) billion for the three months ended September 29, 2001 and September 30, 2000, respectively, and ($1.5) billion and $179 million for the nine months ended September 29, 2001 and September 30, 2000, respectively.

    Gains (losses) on sales of investments and businesses, consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Gains (losses) on sale of securities, net	$(15)	$736	$100	$824
Gains (losses) on sale of businesses and equity method investments	557	(9)	1,798	23

Gains on sales of investments and businesses, net	$542	$727	$1,898	$847

    For the three months ended September 29, 2001, the gain primarily resulted from the sale of the Company's Integrated Information Systems Group, which together with the gains from the sale of the Company's investments in several cellular operating companies outside the U.S., comprised the gains for the nine months ended September 29, 2001. For the three and nine months ended September 30, 2000 the gains resulted primarily from the Company's sale of securities.

    During the third quarter 2001, the Company completed transactions designed to hedge all currency and stock price risk associated with its holdings in Telefonica shares. These transactions represented economic hedges, which did not qualify as hedges for accounting purposes under SFAS 133 and, accordingly, market fluctuations have been reflected in the Company's condensed consolidated statements of operations. For the quarter ended September 29, 2001, the Company recorded an additional charge of $29 million relating to these hedging activities and fees; bringing the total cost of the monetization of the Telefonica shares to $131 million. The Company completed the monetization of its Telefonica shares realizing a net $1.5 billion.

Stockholders' Equity Information

Comprehensive Earnings (Loss)

    The components of comprehensive earnings (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Net earnings (loss)	$(1,408)	$531	$(2,700)	$1,183

Unrealized gains (losses) on securities, net of tax	(749)	(903)	(1,646)	642
Less: Adjustment for gains (losses) realized and included in net earnings (loss), net of tax	(136)	418	(101)	463

Unrealized gains (losses) on securities, net of tax, as adjusted	(613)	(1,321)	(1,545)	179

Foreign currency translation adjustments	39	(7)	(150)	(201)
Other, net of tax	(8)	—	(6)	—

Comprehensive earnings (loss)	$(1,990)	$(797)	$(4,401)	$1,161

3.  Issuance of Securities; Credit Facilities

    On October 31, 2001, the Company sold an aggregate face principal amount of $600 million of 8.00% Notes due November 1, 2011 (the "Notes"). The initial purchasers of the Notes offered them inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside of the United States in reliance on Regulation S under the Securities Act.

    Also on October 31, 2001, the Company sold $1.05 billion of 7.00% Equity Security Units (the "Units"). The Units consist of: (i) purchase contracts under which (a) the holder will purchase shares of common stock of the Company, $3 par value per share, on November 16, 2004, and (b) the Company will pay contract adjustment payments at the annual rate of .50% of the $50 per Unit face amount, and (ii) 6.50% Senior Notes due November 16, 2007 that pay interest at the annual rate of 6.50% of the $50 per Unit face amount. The Units were sold pursuant to the Company's existing $2 billion "universal" shelf registration statement.

    On November 9, 2001, the Company sold an additional $150 million of the Units (the "green shoe Units") to the underwriters pursuant to their exercise of an over-allotment option.

    The aggregate net proceeds to the Company from the sale of the Units, including the green shoe Units, and the Notes of $1.76 billion, will be used to reduce short-term indebtedness and for general corporate purposes.

    The outstanding balance on the Company's $2 billion multi-draw term loan facility was $720 million at September 29, 2001. In October, the remainder of this term loan facility was paid in full and the facility has been terminated.

    In August 2001, holders of $197 million of the Company's $200 million outstanding 8.4% debentures due August 15, 2013, exercised their right to put the debenture back to the Company at par.

    In February 1999, Motorola Capital Trust I, a Delaware statutory business trust and wholly owned subsidiary of the Company (the "Trust"), sold Trust Originated Preferred Securitiessm ("TOPrS") to the public at an aggregate offering price of $500 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 ("Subordinated Debentures") from the Company with the same payment terms as the TOPrS. The sole assets of the Trust are the Subordinated Debentures. The TOPrS are shown as "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures" in the Company's condensed consolidated balance sheets. The Company's obligations relating to the TOPrS include obligations to make payments on the Subordinated Debentures and obligations under the related Indenture, Trust Guarantee and Declaration of Trust. Taken together, these obligations represent a full and unconditional guarantee of amounts due under the TOPrS.

sm
"Trust Originated Preferred Securities" and "TOPrS" are service marks of Merrill Lynch & Co., Inc.

4.  Derivative Financial Instruments

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

Interest Rate Risk

    In June 1999, MCC entered into interest rate swaps to change the characteristics of the interest rate payments on its $500 million 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR based variable rate payments in order to match the funding with its underlying assets.

    Except for these interest rate swaps, at September 29, 2001, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments.

Stockholders' Equity

    Derivative instruments activity included in non-owner changes to equity within stockholders' equity for the nine months ended September 29, 2001, is as follows (in millions, net of tax):

Transition adjustment as of January 1, 2001	$24
Increase in fair value	6
Reclassifications to earnings	(36)

Balance at September 29, 2001	$(6)

Fair Value Hedges

    The ineffective portion of changes in fair value of hedge positions reported in earnings for the three months and nine months ended September 29, 2001 was income of $.1 million and income of $1.1 million, respectively, before income taxes, and is recorded in selling, general and administrative expense in the Company's condensed consolidated statements of operations. The Company did not have any amount excluded from the measure of effectiveness and had no fair value hedges discontinued for the nine months ended September 29, 2001.

Cash Flow Hedges

    The ineffective portion of changes in fair value of hedge positions reported in earnings for the three months and nine months ended September 29, 2001 was zero and a charge of $7 million, respectively, before income taxes, and is recorded in selling, general and administrative expense in the Company's condensed consolidated statements of operations. The Company did not have any amount excluded from the measure of effectiveness and had no cash flow hedges discontinued for the nine months ended September 29, 2001.

    During the three months and nine months ended September 29, 2001, $6 million and $54 million, respectively, of pre-tax gains were reclassified from equity to earnings. If exchange rates do not change from quarter-end, the Company estimates that $3 million of pre-tax net derivative gains included in other comprehensive income would be reclassified into earnings within the next twelve months and will be reclassed in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

    At September 29, 2001, the maximum term of derivative instruments that hedge forecasted transactions, except those related to payment of variable interest on existing financial instruments, was 3 years. However, on average, the duration of the Company's derivative instruments that hedge forecasted transactions was 10 months.

Net Investment in Foreign Operations Hedge

    At September 29, 2001, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations. However, the Company expects that it may hedge investments in foreign subsidiaries in the future.

Investments Hedge

    The Company does not have any derivatives to hedge the value of its equity investments in affiliated companies.

5.  Segment Information

    Summarized below are the Company's segment sales and operating earnings (loss) before taxes by reportable segment for the three months ended September 29, 2001, and September 30, 2000 (in millions):

	Three Months Ended
	September 29, 2001	September 30, 2000	% Change
Segment Sales:
Personal Communications	$2,693	$3,221	(16)
Global Telecom Solutions	1,771	1,960	(10)
Commercial, Government and Industrial Systems	1,029	1,145	(10)
Broadband Communications	637	917	(31)
Semiconductor Products	1,080	2,071	(48)
Integrated Electronic Systems	513	737	(30)
Other Products	140	272	(49)
Adjustments & Eliminations	(457)	(830)	45

Segment totals	$7,406	$9,493	(22)

	Three Months Ended
	September 29, 2001	% of Sales	September 30, 2000	% of Sales
Segment Operating Earnings (Loss) Before Taxes:
Personal Communications	$(342)	(13)	$(197)	(6)
Global Telecom Solutions	(982)	(55)	136	7
Commercial, Government and Industrial Systems	475	46	109	10
Broadband Communications	(489)	(77)	757	83
Semiconductor Products	(487)	(45)	68	3
Integrated Electronic Systems	(58)	(11)	14	2
Other Products	(201)	(144)	(172)	(63)
Adjustments & Eliminations	70	(15)	(1)	—

Segment totals	(2,014)	(27)	714	8
General Corporate	(205)		44

Earnings (loss) before income taxes	$(2,219)	(30)	$758	8

    Summarized below are the Company's segment sales and operating earnings (loss) before taxes by reportable segment for the nine months ended September 29, 2001, and September 30, 2000 (in millions):

	Nine Months Ended
	September 29, 2001	September 30, 2000	% Change
Segment Sales:
Personal Communications	$7,473	$9,789	(24)
Global Telecom Solutions	5,172	5,726	(10)
Commercial, Government and Industrial Systems	3,120	3,280	(5)
Broadband Communications	2,275	2,363	(4)
Semiconductor Products	3,813	5,971	(36)
Integrated Electronic Systems	1,699	2,105	(19)
Other Products	633	776	(18)
Adjustments & Eliminations	(1,505)	(2,494)	40

Segment totals	$22,680	$27,516	(18)

	Nine Months Ended
	September 29, 2001	% of Sales	September 30, 2000	% of Sales
Segment Operating Earnings (Loss) Before Taxes:
Personal Communications	$(1,899)	(25)	$47	—
Global Telecom Solutions	(1,069)	(21)	674	12
Commercial, Government and Industrial Systems	507	16	307	9
Broadband Communications	(352)	(15)	972	41
Semiconductor Products	(1,292)	(34)	136	2
Integrated Electronic Systems	(104)	(6)	131	6
Other Products	677	107	(379)	(49)
Adjustments & Eliminations	161	(11)	—	—

Segment totals	(3,371)	(15)	1,888	7
General Corporate	(287)		(70)

Earnings (loss) before income taxes	$(3,658)	(16)	$1,818	7

6.  Iridium and Litigation Contingencies

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

    Motorola's reserves and contra assets related to the Iridium program as of September 29, 2001 were $280 million, of which $244 million was included in accrued liabilities, and $36 million was included as contra assets. This amount represents Motorola's estimate at September 29, 2001 of: (i) the additional cost of satellites to be built for New Iridium, (ii) termination costs related to subcontractors, and (iii) asset writedowns and other costs to wind down and transition Motorola's operations related to the Iridium program. Of the remaining $280 million of reserves and contra asset balances as of September 29, 2001, Motorola expects to make approximately $244 million in cash payments and $36 million in write-offs. These reserves are believed by management to be sufficient to cover Motorola's current exposures related to the Iridium program. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium program.

    At December 31, 2000, Motorola had reserves and contra assets related to the Iridium program of $372 million. Through September 29, 2001, Motorola has utilized $92 million of reserves in 2001, primarily for inventory and other asset write-offs. The amount used reflects approximately $28 million in cash payments and $64 million in write-offs. The cash payments were primarily for costs associated with the wind-down of Iridium operations and the costs of transitioning the operation of the satellite constellation system to the Boeing Company.

    Motorola agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Old Iridium debt for Old Iridium's use, subject to certain conditions. Old Iridium requested that Motorola provide this guarantee during the third quarter of 1999. Motorola did not provide this guarantee because it believes it was not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under a Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Old Iridium failed to have Motorola provide such guarantee as required, and that Motorola was obligated to provide them with this $300 million guarantee. Motorola believes that it was not obligated to do so. Old Iridium has also stated that it believed it was not obligated to have Motorola provide this $300 million guarantee to these lenders. On June 9, 2000, The Chase Manhattan Bank, the agent under the Secured Credit Agreement, filed a complaint in the Supreme Court of the State of New York, New York County, demanding that Motorola pay this $300 million to The Chase Manhattan Bank, plus interest and legal fees. The lenders under the Secured Credit Agreement have also demanded that the investors in Old Iridium comply with their capital call requirements. In Motorola's case, this could require an additional equity investment of up to approximately $50 million. On June 9, 2000, The Chase Manhattan Bank also filed a complaint in the U.S. District Court in the District of Delaware demanding that Motorola and other investors in Old Iridium pay their capital call requirements, plus interest and legal fees. On October 1, 2001, The Chase Manhattan Bank along with 17 other lenders of Old Iridium (or their successors) filed a complaint against Motorola in the Supreme Court of New York alleging they were fraudulently induced by Motorola and Old Iridium to enter into the credit agreements discussed above. The plaintiffs seek recovery of the unpaid portion of the loans.

    Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

    In addition, a committee of unsecured creditors (the "Creditors Committee") of Old Iridium has, over objections by Motorola, been granted leave by the Bankruptcy Court to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of such proposed claims against Motorola. Motorola has appealed this order. On July 19, 2001, the Creditors Committee filed a complaint against Motorola in Bankruptcy Court on behalf of Old Iridium's debtors and estates, In re Iridium Operating LLC, et al. v. Motorola, seeking in excess of $4 billion in damages.

Other

    The Company is a defendant in various law suits, and is subject to various claims which arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

7.  Customer Financing Arrangements

    Some purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price and working capital. The Company may also assist customers in obtaining financing from banks and other sources. At September 29, 2001, the Company had outstanding unfunded commitments to third-parties of approximately $186 million. Although there are no outstanding financing commitments relating to third-generation (3G) wireless networks, the Company may provide such financing in the future. The Company's aggregate commitments represent the maximum amounts currently available, some of which may not be completely utilized.

    At September 29, 2001, the Company's off-balance sheet third-party financial guarantees aggregated $364 million, of which $241 million was outstanding. These represent guarantees of financial obligations of minority-owned joint ventures and customers. The obligations are generally for equipment purchases from the Company and for working capital requirements.

    Customer finance receivables consist of the following (in millions):

	September 29, 2001	December 31, 2000
Gross finance receivables	$2,671	$2,907
Less: Allowance for losses	1,573	233

Net finance receivables	1,098	2,674
Less: Current portion	160	108

Long-term finance receivables	$938	$2,566

Long-term finance receivables are included in other assets in the Company's condensed consolidated balance sheets.

    As of September 29, 2001, approximately $2.0 billion of the $2.7 billion in gross finance receivables related to one customer, Telsim, in Turkey (the "Telsim Loan"). Financing was provided to Telsim for equipment purchases and working capital, of which a portion was used for license payments. On April 30, 2001, $728 million of the Telsim Loan became due, but has not been paid, thus rendering the entire Telsim Loan in default. Following the cure period, the Company notified Telsim that it has accelerated payment of all amounts due under the loan, including interest. Interest on the loan is accumulating on a non-accrual basis.

    As security for the Telsim Loan, 66% of the stock of Telsim was pledged to Motorola. In addition, Motorola has other creditor remedies granted by law. In direct breach of contractual agreements, Telsim has issued additional shares and diluted the ownership percentage of Telsim represented by shares previously pledged to Motorola from 66% to 22%.

    Thus far Telsim has been largely uncooperative in restructuring the loan or in entering into a transaction with third-party investors to either sell or bring new equity into Telsim. As a result, during the quarter-ended September 29, 2001, a $1.3 billion charge was recorded to increase the allowance for loan losses relating to the Telsim Loan. This brings the total Telsim loan-loss allowance to approximately $1.5 billion. The net amount of the receivable from Telsim was $530 million at September 29, 2001.

8.  Reorganization of Businesses

    The Company continued implementing plans to exit unprofitable businesses and consolidate manufacturing operations as part of its overall strategic initiative to reduce costs.

Three months ended September 29, 2001

    In connection with these plans, the Company recorded net charges of $221 million for the three months ended September 29, 2001. Of the net charges, $88 million was included in manufacturing and other costs of sales and $133 million was recorded as a separate line in the Company's condensed consolidated statements of operations. For the three months ended September 29, 2001, the aggregate $221 million charge is comprised of the following (in millions):

	Exit Costs	Employee Separations	Asset Writedowns	Total
Business exits	$22	$—	$4	$26
Manufacturing consolidations	26	122	47	195

Totals	$48	$122	$51	$221

Business Exits

    During the three months ended September 29, 2001, the Company incurred a net charge of $26 million relating to business exits. These charges primarily relate to the exit of the development and sale of voice recognition systems and Wireless Application Protocol servers and the sale of the Multiservice Networks Division by the Other Products segment.

Manufacturing Consolidations

    The Company's continued plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $195 million for the three months ended September 29, 2001. The consolidation activities relate primarily to the phase out of manufacturing at the Mesa, AZ site by the Semiconductor Products segment, lease cancellation costs associated with exiting facilities by the Personal Communications segment, and severance benefits primarily at the Semiconductor Products segment's Mesa, AZ site and the Global Telecom Solutions segment's domestic locations.

Reorganization of Businesses Charges—by Segment

    The following table displays the net charges incurred by segment for the three months ended September 29, 2001 (in millions):

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$15	$(4)	$6	$17
Global Telecom Solutions	1	29	2	32
Commercial, Government and Industrial Systems	7	5	1	13
Broadband Communications	2	13	—	15
Semiconductor Products	—	65	30	95
Integrated Electronic Systems	2	15	2	19
Other Products	21	—	10	31
General Corporate	—	(1)	—	(1)

Totals	$48	$122	$51	$221

Nine months ended September 29, 2001

    For the nine months ended September 29, 2001, the Company recorded net charges of $1.9 billion, of which $866 million was included in manufacturing and other costs of sales and $993 million was recorded as a separate line in the Company's condensed consolidated statements of operations. For the nine months ended September 29, 2001, the aggregate $1.9 billion charge is comprised of the following (in millions):

	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Discontinuation of product lines	$6	$—	$449	$31	$486
Business exits	102	2	30	25	159
Manufacturing consolidations	116	658	41	399	1,214

Totals	$224	$660	$520	$455	$1,859

Discontinuation of Product Lines

    During the nine months ended September 29, 2001, the Company's plan to streamline certain product lines resulted in net charges of $486 million. This was comprised primarily of the following: a writedown of the value of inventory resulting from first-quarter 2001 market factors that caused accelerated erosion of average selling prices for discontinued analog and first-generation digital phones within the Personal Communications segment, the second quarter 2001 discontinuation of analog products within the Broadband Communications segment, and the first half 2001 discontinuance of certain wafer technologies in the Semiconductor Products segment.

Business Exits

    During the nine months ended September 29, 2001, the Company incurred a net charge of $159 million relating to business exits. These charges primarily relate to the realignment of the Company's digital radio operating joint venture in Japan by the Global Telecom Solutions segment, the exit of the smartcard business by the Commercial, Government and Industrial Systems segment, the exit of the development and sale of voice recognition systems and Wireless Application Protocol servers, and the sale of the Multiservice Networks Division by the Other Products segment.

Manufacturing Consolidations

    The Company's action to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $1.2 billion for the nine months ended September 29, 2001. The consolidation activities were focused primarily on ceasing manufacturing operations at the Easter Inch, Scotland and Harvard, Illinois facilities in the Personal Communications segment, and the consolidation of the Semiconductor Products segment manufacturing operations in various locations, including Austin, TX, and Phoenix and Mesa, AZ. Costs include capital asset impairments, lease cancellation fees, decommission costs and severance benefits.

Reorganization of Businesses Charges—by Segment

    The following table displays the net charges incurred by segment for the nine months ended September 29, 2001 (in millions):

Segment	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Personal Communications	$68	$181	$409	$226	$884
Global Telecom Solutions	36	87	25	17	165
Commercial, Government and Industrial Systems	29	57	22	9	117
Broadband Communications	7	27	51	8	93
Semiconductor Products	9	180	—	173	362
Integrated Electronic Systems	5	53	1	11	70
Other Products	65	18	12	11	106
General Corporate	5	57	—	—	62

Totals	$224	$660	$520	$455	$1,859

Reorganization of Businesses Accruals

    The following tables display rollforwards of the accruals established for exit costs and employee separation costs from December 31, 2000 to September 29, 2001 (in millions):

Exit Costs

	Accruals at December 31, 2000	2001 Net Charges	2001 Amount Used	Accruals at September 29, 2001
Discontinuation of product lines	$55	$6	$(43)	$18
Business exits	32	102	(35)	99
Manufacturing consolidations	61	116	(91)	86

Totals	$148	$224	$(169)	$203

    The 2001 amount used of $169 million reflects cash payments of $116 million and non-cash utilization of $53 million. The remaining accrual of $203 million, which is included in accrued liabilities in the Company's condensed consolidated balance sheets, represents approximately $187 million of future cash payments and $16 million of non-cash utilization expected to be completed by the third quarter of 2002.

Employee Separation Costs

	Accruals at December 31, 2000	2001 Net Charges	2001 Amount Used	Accruals at September 29, 2001
Business exits	$27	$2	$(17)	$12
Manufacturing consolidations	88	658	(481)	265

Totals	$115	$660	$(498)	$277

    At December 31, 2000, the Company had an accrual of $115 million for employee separation costs, representing the severance costs for approximately 3,300 employees, of which 1,900 were direct employees and 1,400 were indirect employees. The 2001 net charges of $660 million for employee separation costs represent the severance costs for approximately an additional 28,000 employees, of which 19,000 are direct employees and 9,000 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

    During the nine months ended September 29, 2001, approximately 24,000 employees, of which 16,000 were direct employees and 8,000 were indirect employees, were separated from the Company. The 2001 amount used of $498 million reflects cash payments to these separated employees. The remaining accrual of $277 million, which is included in accrued liabilities in the Company's condensed consolidated balance sheets with the majority expected to be paid to separated employees by the end of 2001.

9.  Acquisitions and Disposition of Businesses

Blue Wave Systems, Inc.

    In July 2001, the Company acquired Blue Wave Systems, Inc. (Blue Wave), a leading supplier of high-channel Digital Signal Processing subsystems used in telecommunication infrastructure equipment, such as voice over packet gateways, digital wireless communications and intelligent peripherals. Approximately 7.0 million shares of the Company's common stock were exchanged for Blue Wave's outstanding shares, representing a total purchase price of approximately $125 million.

    The acquisition was accounted for under the purchase method of accounting. The Company recorded a total of approximately $114 million in intangibles and goodwill including $21 million for acquired in-process research and development costs. The acquired in-process research and development will have no alternative future uses if the products are not feasible. Historical pricing, margins and expense levels, where applicable, were used in the valuation of the in-process products. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These costs have been included in other charges in the Company's condensed consolidated statements of operations. Goodwill and other intangibles are included in other assets in the Company's condensed consolidated balance sheets. Other intangibles will be amortized over periods ranging from 3 to 10 years on a straight-line basis.

    The results of operations of Blue Wave have been included in the Company's consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company's financial statements were not significant.

Motorola's Integrated Information Systems Group

    In September 2001, the Company completed the sale of its Integrated Information Systems Group (IISG), for $825 million in cash and the assumption of certain liabilities and ongoing obligations in the normal course of business resulting in a pre-tax gain of approximately $526 million. IISG, based in Scottsdale, Arizona, provides defense and government customers with technologies, products and systems for secure communication, information assurance, situational awareness and integrated communication systems. The unit has 3,000 employees.

RiverDelta Networks, Inc.

    In October 2001, the Company completed the acquisition of RiverDelta Networks, Inc., a leading provider of carrier-class broadband routing, switching, cable modem termination system, and service management solutions. Motorola acquired all of RiverDelta Networks' capital stock in exchange for approximately 17.6 million shares of Motorola's common stock. The acquisition will be accounted for using the purchase method.

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

Results of Operations—Three months ended

	Three Months Ended
	September 29, 2001	% of Sales	September 30, 2000	% of Sales
	(in millions, except per share amounts)
Net sales	$7,406		$9,493
Percent change from prior year	(22)%		15%
Costs and expenses
Manufacturing and other costs of sales	5,256	71.0%	6,130	64.6%
Selling, general and administrative expenses	834	11.3%	1,185	12.5%
Research and development expenditures	1,037	14.0%	1,171	12.3%
Depreciation expense	533	7.2%	592	6.2%
Reorganization of businesses	133	1.8%	220	2.3%
Other charges	2,238	30.2%	90	0.9%
Interest expense, net	136	1.8%	74	0.8%
Gains on sales of investments and businesses, net	(542)	(7.3)%	(727)	(7.7)%

Total costs and expenses	9,625		8,735

Earnings (loss) before income taxes	(2,219)	(30.0)%	758	8.0%
Income tax provision	(811)		227

Net earnings (loss)	$(1,408)	(19.0)%	$531	5.6%

Diluted earnings (loss) per common share	$(0.64)		$0.23

    Sales were $7.4 billion in the third quarter of 2001, down 22 percent from $9.5 billion a year earlier. The decline in sales was attributed primarily to lower average selling prices in the Personal Communications segment and lower unit sales in the Semiconductor Products and Global Telecom Solutions segments.

    In the third quarter of 2001, the Company incurred a loss before income taxes of $2.2 billion, compared with earnings before income taxes of $758 million in 2000. Net losses were $1.4 billion, or (64) cents per share, compared with net earnings of $531 million, or 23 cents per share, in 2000. The decrease in earnings for the 2001 period compared to 2000 is attributed to; (i) lower sales volume, (ii) a decrease in manufacturing margins, (iii) higher interest costs, and (iv) higher unusual charges. The increase in unusual charges is due to loan loss reserves and investment impairment charges, partially offset by lower gains from sales of investments and businesses. Selling, general and administrative and research and development expenses were lower in the third quarter of 2001 compared to the year-ago quarter. The segments contributing to the decrease in earnings were mainly the Broadband Communications, Global Telecom Solutions and Semiconductor Products segments.

    Net operating margin on sales decreased to (19.0) percent in the third quarter of 2001 compared with 5.6 percent a year earlier.

    Manufacturing and other costs of sales were $5.3 billion, or 71.0 percent of sales, in the third quarter of 2001 compared to $6.1 billion, or 64.6 percent of sales, in the same period last year. Manufacturing and other costs of sales in the third quarter of 2001 include $98 million of unusual charges, consisting primarily of severance costs associated with the Company's strategic initiative to reduce costs. Excluding unusual charges, manufacturing and other costs of sales were $5.2 billion, or 69.6 percent of sales, in the third quarter of 2001 compared to $5.6 billion, or 59.3 percent of sales, in the same period last year. This decrease in manufacturing margin is due to lower sales and higher manufacturing costs as a percent of sales in the Personal Communications, Global Telecom Solutions and Semiconductor Products segments.

    Selling, general and administrative expenses were $834 million, or 11.3 percent of sales, in the third quarter of 2001 compared to $1.2 billion, or 12.5 percent of sales, in the same period last year. The decrease in selling, general and administrative expenses is primarily attributable to benefits realized from the Company's reorganization of businesses actions initiated in the third quarter of 2000. Excluding unusual charges, selling, general and administrative expenses were $795 million, or 10.7 percent of sales, in the third quarter of 2001 compared to $1.1 billion or 11.8 percent of sales, in the same period last year.

    Research and development expenditures were $1.0 billion, or 14.0 percent of sales, in the third quarter of 2001 compared to $1.2 billion, or 12.3 percent of sales, in 2000. The increase in research and development expenditures as a percentage of sales is due to the lower sales in the third quarter of 2001 compared to 2000. Over the past three years, the Company has been increasing the percentage of its sales that is spent on research and development. The Company continues to believe that a strong commitment to research and development is required to drive long-term growth. However, the Company does not expect research and development expenditures in 2001 to be higher than in 2000.

    Depreciation expense in the third quarter of 2001 was $533 million, or 7.2 percent of sales, compared to $592 million, or 6.2 percent of sales, a year earlier. The increase in depreciation expense as a percentage of sales is due to the lower sales in the third quarter of 2001 compared to 2000. In 2001, the Company expects depreciation expense for the full year to be comparable to depreciation expense in 2000.

    Capital expenditures in the third quarter of 2001 were $253 million, compared to $1.1 billion a year ago. Although the Semiconductor Products segment continued to comprise the largest portion of these expenditures, capital expenditures by the segment in the third quarter of 2001 were very significantly less than in the prior-year quarter. For the full year 2001, the Company has reduced its anticipated capital expenditures to $1.6 billion, compared with capital expenditures of $4.1 billion for the full year 2000.

    The Company continued implementing plans to exit unprofitable businesses and consolidate manufacturing operations as part of its overall strategic initiative to reduce costs. In connection with these plans, the Company recorded net charges of $221 million for the three months ended September 29, 2001. Of the net charges, $88 million was included in manufacturing and other costs of sales and $133 million was recorded as a separate line in the Company's condensed consolidated statements of operations. For the three months ended September 29, 2001, the aggregate $221 million charge is comprised of the following (in millions):

	Exit Costs	Employee Separations	Asset Writedowns	Total
Business exits	$22	$—	$4	$26
Manufacturing consolidations	26	122	47	195

Totals	$48	$122	$51	$221

Business Exits

    During the three months ended September 29, 2001, the Company incurred a net charge of $26 million relating to business exits. These charges primarily relate to the exit of the development and sale of voice recognition systems and Wireless Application Protocol servers and the sale of the Multiservice Networks Division by the Other Products segment. Sales and operating losses for the year ended December 31, 2000 for these exited businesses were $251 million and $180 million respectively.

Manufacturing Consolidations

    The Company's continued plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $195 million for the three months ended September 29, 2001. The consolidation activities relate primarily to the phase out of manufacturing at the Mesa, AZ site by the Semiconductor Products segment, lease cancellation costs associated with exiting facilities by the Personal Communications segment, and severance benefits primarily at the Semiconductor Products segment's Mesa, AZ site and the Global Telecom Solutions segment's domestic locations.

Reorganization of Businesses Charges—by Segment

    The following table displays the net charges incurred by segment for the three months ended September 29, 2001 (in millions):

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$15	$(4)	$6	$17
Global Telecom Solutions	1	29	2	32
Commercial, Government and Industrial Systems	7	5	1	13
Broadband Communications	2	13	—	15
Semiconductor Products	—	65	30	95
Integrated Electronic Systems	2	15	2	19
Other Products	21	—	10	31
General Corporate	—	(1)	—	(1)

Totals	$48	$122	$51	$221

    Associated annual cost savings related to the announced cost reduction programs which began in the third quarter of 2000 are expected to be in excess of $1.5 billion. The Company expects to record additional charges in the fourth quarter of 2001 for previously-announced actions.

    Other charges, as reflected on the condensed consolidated statements of operations, were $2.2 billion in the third quarter of 2001 compared to $90 million in the same period last year. Other charges in the third quarter of 2001 are comprised of a $1.3 billion non-cash charge to increase the Company's reserve relating to $2.0 billion in financing to Telsim, a GSM operator in Turkey, which is currently in default, a $40 million non-cash charge related to other potentially uncollectible long-term receivables, a charge of approximately $852 million relating to impairments in the Company's investment portfolio and a $21 million acquired in-process research and development charge related to the acquisition of Blue Wave Systems, Inc. Other charges in the third quarter of 2000 include acquired in-process research and development and litigation related charges.

    Net interest expense for the third quarter increased to $136 million versus $74 million a year ago. The increase in interest expense is attributed primarily to increased levels of long-term debt issued in the fourth quarter of 2000 and in the first quarter of 2001 and associated increase in the weighted average interest rate paid by the Company to finance capital spending, acquisitions and operations. The Company expects net interest expense to increase very significantly in 2001 compared to 2000 due to an increase in the weighted average interest rate paid by the Company.

    Gains on sales of investments and businesses were $542 million and $727 million for the quarters ended September 29, 2001 and September 30, 2000, respectively. For the quarter ended September 29, 2001, the gains primarily resulted from the Company's sale of its Integrated Information Systems Group. For the quarter ended September 30, 2000, the gains resulted primarily from the sale of securities.

    The effective tax rate for the third quarter of 2001 was 37 percent, compared to 30 percent in the year-earlier quarter. The higher tax rate in 2001 compared to the same period last year is due primarily to a shift in the proportionate share of earnings (loss) to the U.S., from regions with lower relative tax rates. The effective tax rate, for ongoing businesses including pro forma adjustments, as defined below, was 34 percent in the third quarter of 2001 compared to 29 percent in the year-earlier quarter. The Company currently expects the annual tax rate for 2001, including pro forma adjustments, to increase compared to the annual tax rate for 2000 due to a shift in earnings mix by region.

Results of Operations—Nine months ended

	Nine Months Ended
	September 29, 2001	% of Sales	September 30, 2000	% of Sales
	(in millions, except per share amounts)
Net sales	$22,680		$27,516
Percent change from prior year	(18)%		15%
Costs and expenses
Manufacturing and other costs of sales	16,410	72.4%	16,838	61.2%
Selling, general and administrative expenses	2,833	12.5%	3,795	13.8%
Research and development expenditures	3,295	14.5%	3,293	12.0%
Depreciation expense	1,749	7.7%	1,718	6.2%
Reorganization of businesses	993	4.4%	220	0.8%
Other charges	2,632	11.6%	506	1.8%
Interest expense, net	324	1.4%	175	0.6%
Gains on sales of investments and businesses, net	(1,898)	(8.4)%	(847)	(3.1)%

Total costs and expenses	26,338		25,698

Earnings (loss) before income taxes	(3,658)	(16.1)%	1,818	6.6%
Income tax provision	(958)		635

Net earnings (loss)	$(2,700)	(11.9)%	$1,183	4.3%

Diluted earnings (loss) per common share	$(1.23)		$0.52

    Sales were $22.7 billion in the first nine months of 2001, down 18 percent from $27.5 billion a year earlier. The decline in sales was attributed primarily to lower average selling prices in the Personal Communications segment and lower unit sales in the Semiconductor Products and Global Telecom Solutions segments.

    For the first nine months of 2001, the Company incurred a loss before income taxes of $3.7 billion, compared with earnings before income taxes of $1.8 billion in 2000. Net losses were $2.7 billion, or ($1.23) per share, compared with net earnings of $1.2 billion, or 52 cents per share, in 2000. The decrease in earnings in 2001 compared to 2000 is attributed to: (i) lower sales volume, (ii) a decrease in manufacturing margins, and (iii) higher business reorganization costs, other charges and interest costs in 2001. Selling, general and administrative expenses were lower in the first nine months of 2001 compared to a year-ago. The segments contributing to the decrease in earnings were mainly the Personal Communications, Global Telecom Solutions, Semiconductor Products and Broadband Communications segments.

    Net operating margin on sales decreased to (11.9) percent in the first nine months of 2001 compared with 4.3 percent a year earlier.

    Manufacturing and other costs of sales were $16.4 billion, or 72.4 percent of sales, in the first nine months of 2001 compared to $16.8 billion, or 61.2 percent of sales, in the same period last year. Manufacturing and other costs of sales in the first nine months of 2001 include $929 million of unusual charges, consisting of $586 million for inventory writedowns and $343 million primarily for severance costs associated with the Company's strategic initiative to reduce costs. Excluding unusual charges, manufacturing and other costs of sales were $15.5 billion, or 68.3 percent of sales, in the first nine months of 2001 compared to $16.3 billion, or 59.4 percent of sales, in the same period last year. The decrease in manufacturing margin is due to lower sales and higher manufacturing costs as a percent of sales in the Personal Communications, Semiconductor Products and Global Telecom Solutions segments. Manufacturing and other costs of sales in the first nine months of 2000 include $499 million of unusual charges, consisting of $458 million for inventory writedowns and $41 million primarily for severance costs associated with the Company's strategic initiative to reduce costs

    Selling, general and administrative expenses were $2.8 billion, or 12.5 percent of sales, in the first nine months of 2001 compared to $3.8 billion, or 13.8 percent of sales, in the same period last year. The decrease in selling, general and administrative expenses is primarily attributable to benefits realized from the Company's reorganization of businesses actions initiated in the third quarter of 2000.

    Research and development expenditures were $3.3 billion for both the nine months ended September 29, 2001 and September 30, 2000, or 14.5 percent of sales, and 12.0 percent of sales respectively. The increase in research and development expenditures as a percentage of sales is due to the lower sales in the first nine months of 2001 compared to 2000.

    Depreciation expense was $1.7 billion for both the nine months ended September 29, 2001 and September 30, 2000, or 7.7 percent of sales, and 6.2 percent of sales respectively. The increase in depreciation expense as a percentage of sales is due to the lower sales in the first nine months of 2001 compared to 2000.

    Capital expenditures in the first nine months of 2001 were $1.1 billion, compared to $2.8 billion a year ago. Although the Semiconductor Products segment continued to comprise the largest portion of these expenditures, capital expenditures by the segment in the first nine months of 2001 were very significantly less than in the prior-year period.

    The Company continued implementing plans to exit unprofitable businesses and consolidate manufacturing operations as part of its overall strategic initiative to reduce costs. For the nine months ended September 29, 2001, the Company recorded net charges of $1.9 billion, of which $866 million was included in manufacturing and other costs of sales and $993 million was recorded as a separate line in the Company's condensed consolidated statements of operations. For the nine months ended September 29, 2001, the aggregate $1.9 billion charge is comprised of the following (in millions):

	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Discontinuation of product lines	$6	$—	$449	$31	$486
Business exits	102	2	30	25	159
Manufacturing consolidations	116	658	41	399	1,214

Totals	$224	$660	$520	$455	$1,859

Discontinuation of Product Lines

    During the nine months ended September 29, 2001, the Company's plan to streamline certain product lines resulted in net charges of $486 million. This was comprised primarily of the following: a writedown of the value of inventory resulting from first-quarter of 2001 market factors that caused accelerated erosion of average selling prices for discontinued analog and first-generation digital phones within the Personal Communications segment, the second quarter of 2001 discontinuation of analog products within the Broadband Communications segment, and the first half 2001 discontinuance of certain wafer technologies in the Semiconductor Products segment.

Business Exits

    During the nine months ended September 29, 2001, the Company incurred a net charge of $159 million relating to business exits. These charges primarily relate to the realignment of the Company's digital radio operating joint venture in Japan by the Global Telecom Solutions segment, the exit of the smartcard business by the Commercial, Government and Industrial Systems segment, the exit of the development and sale of voice recognition systems and Wireless Application Protocol servers, and the sale of the Multiservice Networks Division by the Other Products segment.

Manufacturing Consolidations

    The Company's action to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $1.2 billion for the nine months ended September 29, 2001. The consolidation activities were focused primarily on ceasing manufacturing operations at the Easter Inch, Scotland and Harvard, Illinois facilities in the Personal Communications segment, and the consolidation of the Semiconductor Products segment manufacturing operations in various locations, including Austin, TX, and Phoenix and Mesa, AZ. Costs include capital asset impairments, lease cancellation fees, decommission costs and severance benefits.

Reorganization of Businesses Charges—by Segment

    The following table displays the net charges incurred by segment for the nine months ended September 29, 2001 (in millions):

Segment	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total
Personal Communications	$68	$181	$409	$226	$884
Global Telecom Solutions	36	87	25	17	165
Commercial, Government and Industrial Systems	29	57	22	9	117
Broadband Communications	7	27	51	8	93
Semiconductor Products	9	180	—	173	362
Integrated Electronic Systems	5	53	1	11	70
Other Products	65	18	12	11	106
General Corporate	5	57	—	—	62

Totals	$224	$660	$520	$455	$1,859

Reorganization of Businesses Accruals

    The following tables display rollforwards of the accruals established for exit costs and employee separation costs from December 31, 2000 to September 29, 2001 (in millions):

Exit Costs

	Accruals at December 31, 2000	2001 Net Charges	2001 Amount Used	Accruals at September 29, 2001
Discontinuation of product lines	$55	$6	$(43)	$18
Business exits	32	102	(35)	99
Manufacturing consolidations	61	116	(91)	86

Totals	$148	$224	$(169)	$203

    The 2001 amount used of $169 million reflects cash payments of $116 million and non-cash utilization of $53 million. The remaining accrual of $203 million, which is included in accrued liabilities in the Company's condensed consolidated balance sheets, represents approximately $187 million of future cash payments and $16 million of non-cash utilization expected to be completed by the third quarter of 2002.

Employee Separation Costs

	Accruals at December 31, 2000	2001 Net Charges	2001 Amount Used	Accruals at September 29, 2001
Business exits	$27	$2	$(17)	$12
Manufacturing consolidations	88	658	(481)	265

Totals	$115	$660	$(498)	$277

    At December 31, 2000, the Company had an accrual of $115 million for employee separation costs, representing the severance costs for approximately 3,300 employees, of which 1,900 were direct employees and 1,400 were indirect employees. The 2001 net charges of $660 million for employee separation costs represent the severance costs for approximately an additional 28,000 employees, of which 19,000 are direct employees and 9,000 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

    During the nine months ended September 29, 2001, approximately 24,000 employees, of which 16,000 were direct employees and 8,000 were indirect employees, were separated from the Company. The 2001 amount used of $498 million reflects cash payments to these separated employees. The remaining accrual of $277 million, which is included in accrued liabilities in the Company's condensed consolidated balance sheets with the majority expected to be paid to separated employees by the end of 2001.

    Other charges, as reflected on the condensed consolidated statements of operations, were $2.6 billion in the first nine months of 2001 compared to $506 million in the same period last year. Other charges in the first nine months of 2001 include a $1.4 billion non-cash charge to increase the Company's reserve relating to $2.0 billion in financing to Telsim, a GSM operator in Turkey, which is currently in default, a $40 million non-cash charge related to other potentially uncollectible long-term receivables, a charge of approximately $1.1 billion relating primarily to impairments in the Company's investment portfolio and a $21 million acquired in-process research and development charge related to the acquisition of Blue Wave Systems, Inc. Other charges in the first nine months of 2000 are comprised primarily of $316 million for in-process research and development charges and $110 million of merger and integration costs related to the General Instrument merger.

    Net interest expense increased to $324 million for the first nine months of 2001 versus $175 million a year ago. The increase in interest expense is attributed primarily to increased levels of long-term debt issued in the fourth quarter of 2000 and in the first quarter of 2001 and associated increase in the weighted average interest rate paid by the Company to finance capital spending, acquisitions and operations.

    Gains on sales of investments and businesses were $1.9 billion and $847 million for the nine-month periods ended September 29, 2001 and September 30, 2000, respectively. For the nine-month period ended September 29, 2001, the gains primarily resulted from the Company's sale of its investments in several cellular operating companies outside the U.S., the Company's sale of its Integrated Information Systems Group and the sale of securities. For the nine-month period ended September 30, 2000, the gains resulted primarily from the sale of securities.

    The effective tax rate for the nine months ended September 29, 2001 was 26 percent, compared to 35 percent for the comparable year-ago period. The higher tax rate in 2000 is due primarily to higher non-deductible in-process research and development charges. The effective tax rate, for ongoing businesses including pro forma adjustments, as defined below, was 34 percent in the nine months ended September 29, 2001 compared to 29 percent a year ago.

Motorola Ongoing Businesses Including Pro Forma Adjustments

    Ongoing businesses exclude the impact of the sale of the electronic ballast business in the first quarter of 2000 from the results of operations. Pro forma adjustments exclude the impact of unusual charges, amortization of goodwill, investment and asset impairments and gains or losses on sales of investments and businesses from the results of operations. The tables below detail the pre-tax pro forma adjustments for the three months ended September 29, 2001 and September 30, 2000.

Three-Month Pro Forma Adjustments

    For the third quarter of 2001, pro forma adjustments excluded net charges of $2.0 billion pre-tax, or 57 cents per share after-tax, from the results of operations for ongoing businesses. Unusual charges incurred were primarily related to a $1.3 billion charge to increase the Company's reserve relating to $2.0 billion in financing to Telsim, $852 million of charges relating to impairments in the Company's investment portfolio and a charge of approximately $221 million relating to the Company's strategic initiative to reduce costs. These charges were partially offset by a gain of approximately $525 million realized from the sale of the Integrated Information Systems Group. For the third quarter of 2000, pro forma adjustments excluded net charges of $144 million pre-tax, or 5 cents per share after-tax from the results of operations for ongoing businesses. The third quarter of 2000 unusual charges were comprised primarily of cost-reduction activities partially offset by gains from sales of investments.

    Summarized in the following two tables are the pro forma adjustments for the quarters ended September 29, 2001 and September 30, 2000, indicating the corresponding line on the condensed consolidated statements of operations impacted by these adjustments.

2001 Pro Forma Adjustments

	Three Months Ended September 29, 2001
	Cost of Sales	SG&A	Reorganization of Businesses	Other Charges	Gains on Sales of Investments and Businesses	Interest Income	Total
	(in millions)
Income (Charge)
Gains on the sale of investments and businesses	$—	$—	$—	$—	$542	$—	$542
Reorganization of businesses	(88)	—	(133)	—	—	—	(221)
In-process research and development charges	—	—	—	(21)	—	—	(21)
Asset/investment impairments	—	—	—	(830)	—	(22)	(852)
Amortization of goodwill	—	(41)	—	—	—	—	(41)
Other	(10)	2	—	(1,387)	—	—	(1,395)

Pro Forma Adjustments	$(98)	$(39)	$(133)	$(2,238)	$542	$(22)	$(1,988)

2000 Pro Forma Adjustments

	Three Months Ended September 30, 2000
	Cost of Sales	SG&A	Reorganization of Businesses	Other Charges	Gains on Sales of Investments and Businesses	Total
	(in millions)
Income (Charge)
Gains on the sale of investments and businesses	$—	$—	$—	$—	$727	$727
Reorganization of businesses	(499)	—	(220)	—	—	(719)
In-process research and development charges	—	—	—	(4)	—	(4)
Amortization of goodwill	—	(49)	—	—	—	(49)
Other	—	(13)	—	(86)	—	(99)

Pro Forma Adjustments	$(499)	$(62)	$(220)	$(90)	$727	$(144)

    Summarized below are the results of operations for the Company for the quarters ended September 29, 2001 and September 30, 2000 for ongoing businesses only, including the impact of the pro forma adjustments discussed above.

Motorola, Inc.
Ongoing Operations, Including Pro Forma Adjustments

	Three Months Ended
	September 29, 2001	% of Sales	September 30, 2000	% of Sales
	(in millions, except per share amounts)
Net sales	$7,406		$9,493
Percent change from prior year	(22)%		18%
Costs and expenses
Manufacturing and other costs of sales	5,158	69.6%	5,631	59.3%
Selling, general and administrative expenses	795	10.7%	1,123	11.8%
Research and development expenditures	1,037	14.0%	1,171	12.3%
Depreciation expense	533	7.2%	592	6.2%
Reorganization of businesses	—	—	—	—
Other charges	—	—	—	—
Interest expense, net	114	1.5%	74	0.8%
Gains on sales of investments and businesses, net	—	—	—	—

Total costs and expenses	7,637		8,591

Earnings (loss) before income taxes	(231)	(3.1)%	902	9.5%
Income tax provision	(78)		259

Net earnings (loss)	$(153)	(2.1)%	$643	6.8%

Diluted earnings (loss) per common share	$(0.07)		$0.28

    For ongoing operations, including pro forma adjustments, sales decreased 22 percent to $7.4 billion in the third quarter of 2001 from $9.5 billion in 2000. The Company incurred a loss before income taxes of $231 million in the third quarter of 2001, compared to earnings before income taxes of $902 million in 2000. The Company incurred a net loss of $153 million, or (7) cents per share, in the third quarter of 2001 compared to net earnings of $643 million, or 28 cents per share, in 2000.

    Net operating margin on sales was (2.1) percent in 2001, compared with 6.8 percent in 2000. The decrease in sales and earnings is due primarily to the reasons discussed above in "Results of Operations—Three months ended".

Nine-Month Pro Forma Adjustments

    For the first nine months of 2001, pro forma adjustments excluded net charges of $2.8 billion pre-tax, or 96 cents per share after-tax, from the results of operations for ongoing businesses. Unusual charges were incurred primarily relating to a $1.4 billion charge to increase the Company's reserve relating to $2.0 billion in financing to Telsim, $1.9 billion for business reorganization charges, and $1.1 billion for investment and other asset impairment charges. These charges were partially offset by $1.9 billion of gains on sales of investments and businesses. For the nine months of 2000, pro forma adjustments excluded net charges of $538 million pre-tax, or 22 cents per share after-tax from the results of operations for ongoing businesses. The 2000 charges were comprised primarily of business reorganization charges and acquired in-process research and development charges partially offset by gains on sales of investments and businesses.

    Summarized in the following two tables are the pro forma adjustments for the nine months ended September 29, 2001 and September 30, 2000, indicating the corresponding line on the condensed consolidated statements of operations impacted by these adjustments.

2001 Pro Forma Adjustments

	Nine Months Ended September 29, 2001
	Cost of Sales	SG&A	Reorganization of Businesses	Other Charges	Gains on Sales of Investments and Businesses	Interest Income	Total
	(in millions)
Income (Charge)
Gains on the sale of investments and businesses	$—	$—	$—	$—	$1,898	$—	$1,898
Reorganization of businesses	(866)	—	(993)	—	—	—	(1,859)
In-process research and development charges	—	—	—	(21)	—	—	(21)
Asset/investment impairments	—	—	—	(1,125)	—	(22)	(1,147)
Amortization of goodwill	—	(125)	—	—	—	—	(125)
Other	(63)	40	—	(1,486)	—	—	(1,509)

Pro Forma Adjustments	$(929)	$(85)	$(993)	$(2,632)	$1,898	$(22)	$(2,763)

2000 Pro Forma Adjustments

	Nine Months Ended September 30, 2000
	Cost of Sales	SG&A	Reorganization of Businesses	Other Charges	Gains on Sales of Investments and Businesses	Total
	(in millions)
Income (Charge)
Gains on the sale of investments and businesses	$—	$—	$—	$—	$847	$847
Reorganization of businesses	(499)	—	(220)	—	—	(719)
In-process research and development charges	—	—	—	(319)	—	(319)
Amortization of goodwill	—	(125)	—	—	—	(125)
Other	—	(35)	—	(187)	—	(222)

Pro Forma Adjustments	$(499)	$(160)	$(220)	$(506)	$847	$(538)

    Summarized below are the results of operations for the Company for the nine months ended September 29, 2001 and September 30, 2000 for ongoing businesses only, including the impact of the pro forma adjustments discussed above.

Ongoing Operations, Including Pro Forma Adjustments

	Nine Months Ended
	September 29, 2001	% of Sales	September 30, 2000	% of Sales
	(in millions, except per share amounts)
Net sales	$22,680		$27,500
Percent change from prior year	(18)%		20%
Costs and expenses
Manufacturing and other costs of sales	15,481	68.3%	16,324	59.4%
Selling, general and administrative expenses	2,748	12.1%	3,635	13.2%
Research and development expenditures	3,295	14.5%	3,293	12.0%
Depreciation expense	1,749	7.7%	1,718	6.2%
Reorganization of businesses	—	—	—	—
Other charges	—	—	—	—
Interest expense, net	302	1.3%	175	0.6%
Gains on sales of investments and businesses, net	—	—	—	—

Total costs and expenses	23,575		25,145

Earnings (loss) before income taxes	(895)	(3.9)%	2,355	8.6%
Income tax provision	(304)		680

Net earnings (loss)	$(591)	(2.6)%	$1,675	6.1%

Diluted earnings (loss) per common share	$(0.27)		$0.74

    For ongoing operations, including pro forma adjustments, sales decreased 18 percent to $22.7 billion in the first nine months of 2001 from $27.5 billion in 2000. The Company incurred a loss before income taxes of $895 million in the first nine months of 2001, compared to earnings before income taxes of $2.4 billion in 2000. The Company incurred a net loss of $591 million, or (27) cents per share in the first nine months of 2001 compared to net earnings of $1.7 billion, or 74 cents per share in 2000.

    Net operating margin on sales was (2.6) percent in 2001, compared with 6.1 percent in 2000. The decrease in sales and earnings is due primarily to the reasons discussed above in "Results of Operations—Nine months ended".

Segment Information

    Results of the Company's operations for ongoing businesses, by segment, for the third quarter of 2001 compared with the third quarter of 2000 are reflected below. Additionally, pro forma adjustments, which exclude the impact of unusual charges, amortization of goodwill, investment and asset impairments and gains or losses on the sale of investments and businesses are shown for each of these operations.

    The order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Personal Communications Segment

	Three Months Ended
	September 29, 2001	September 30, 2000	% Change
	(in millions)
Orders	$2,961	$3,349	(12)%
Segment sales	$2,693	$3,221	(16)%
Operating loss before taxes	$(342)	$(197)	74%
Pro Forma Adjustments:
Reorganization of businesses	17	388
Asset/investment impairments	80	—
Gain on sale of investments/businesses	(7)	(6)
Amortization of goodwill	3	4
Other	264	—

Operating earnings before taxes including pro forma adjustments	$15	$189	(92)%

    Segment sales decreased 16 percent to $2.7 billion and orders declined 12 percent to $3.0 billion. The decline in sales compared to a year ago was primarily due to a decline in average selling prices for wireless telephones. Average selling prices in the third quarter of 2001 decreased 17 percent compared to the year ago quarter but increased by 14 percent compared to the second quarter of 2001. The decrease in average selling prices compared to the third quarter of 2000 is due in part to a mix shift in demand towards lower priced phones. The increase in average selling prices in the third quarter of 2001 compared to the second quarter reflects increased shipments of new products and fewer sales of end-of-life products. The segment's market share for wireless handsets increased by approximately two percentage points versus a year ago to between 17 and 18 percent. Unit shipments for the third quarter of 2001 were flat compared to the year ago quarter and down 5 percent from the second quarter. The decrease in unit shipments compared to the second quarter of 2001 is due to strong shipments of end-of-life products in the second quarter of 2001.

    Total industry-wide shipments of wireless telephones in 2000 are estimated to have been 425 million units. The Company currently estimates that 2001 industry-wide shipments will be in the range of 380 to 400 million units.

    In the Americas, sales and orders for wireless handsets were lower. In Europe, sales were down significantly and orders were lower. In Asia, sales and orders were lower.

    Operating losses in the third quarter of 2001 were $342 million, compared to $197 million in the year-earlier quarter. The decline in financial performance is due to the lower sales discussed above and a decrease in manufacturing margin as a percent of sales. Manufacturing margin increased compared to the second quarter of 2001 primarily due to the impact of cost savings programs. Included in the third quarter of 2001 operating earnings are $357 million of unusual charges, including $264 million related to the segment's proportionate share of the Company's $1.3 billion total charge to increase the Company's reserve relating to $2.0 billion in financing to Telsim, $80 million for investment impairments and $17 million for reorganization of businesses. The third quarter of 2000 included $386 million of unusual charges consisting primarily of business reorganization charges.

    Including pro forma adjustments in both years, the segment had operating earnings of $15 million in the third quarter of 2001 compared to $189 million in the year-ago period. The decline in financial performance is due to the lower sales and decrease in manufacturing margin mentioned above. The third quarter of 2001 operating earnings including pro forma adjustments improved by $252 million compared to the second quarter of 2001. The sequential improvement in operating earnings is attributable to higher manufacturing margin as a percent of sales resulting from an increase in average selling prices and favorable impacts from previously announced cost-reduction programs.

Global Telecom Solutions Segment

	Three Months Ended
	September 29, 2001	September 30, 2000	% Change
	(in millions)
Orders	$1,567	$1,798	(13)%
Segment sales	$1,771	$1,960	(10)%
Operating earnings (loss) before taxes	$(982)	$136	(822)%
Pro Forma Adjustments:
Reorganization of businesses	32	111
Asset/investment impairments	—	—
Gain on sale of investments/businesses, net	(34)	—
Amortization of goodwill	1	—
Other	991	—

Operating earnings before taxes including pro forma adjustments	$8	$247	(97)%

    Segment sales decreased 10 percent to $1.8 billion and orders decreased 13 percent to $1.6 billion. The decrease in sales is due to lower demand for wireless infrastructure equipment by service providers. In the Americas, sales were down and orders were down significantly. In Europe, sales and orders were down significantly. In Asia, sales were higher and orders were up significantly.

    The segment incurred an operating loss of $982 million compared to operating earnings of $136 million in the year-earlier quarter. Operating earnings declined due to the decrease in sales, a decrease in manufacturing margin as a percent of sales and a $991 million unusual charge related to the segment's proportionate share of the Company's $1.3 billion charge to increase the Company's reserve relating to $2.0 billion in financing to Telsim.

    The segment shipped the initial CDMA systems for installation in China Unicom's new nationwide network, which it plans to commercially launch in the fourth quarter of 2001. The segment has expanded the GSM infrastructure networks for both China Mobile and China Unicom, and recently announced upgrades of China Mobile's GSM systems to GPRS high-speed packet data services. The Company received a $145 million contract for a CDMA2000 1X system from Telekom Malaysia, and recently announced nearly $300 million in contracts for GSM and GPRS systems in India and Malaysia. In the Americas, the Company recently won a $30 million 1X contract from Horizon PCS to expand and upgrade its CDMA network to 3G capability. The segment continues to provide 1X software and hardware upgrades to Verizon Wireless, Sprint PCS and ALLTEL networks and others. The CDMA base stations and centralized base station controllers have been shipped to Global Telecom and TeleSP Celular in Brazil. In addition, Motorola and Nextel announced new enhancements to double voice capacity with the iDEN wireless network technology. These enhancements are expected to become available in 2003. In Europe, Motorola received a contract for the first CDMA 1X system in the Ukraine from CST Invest Limited. Commercial service is expected to launch in the first quarter of 2002.

    Including pro forma adjustments in both years, operating earnings decreased to $8 million compared to $247 million a year ago due to the decrease in sales and manufacturing margin discussed above.

Commercial, Government and Industrial Systems Segment

	Three Months Ended
	September 29, 2001	September 30, 2000	% Change
	(in millions)
Orders	$997	$1,199	(17)%
Segment sales	$1,029	$1,145	(10)%
Operating earnings before taxes	$475	$109	336%
Pro Forma Adjustments:
Reorganization of businesses	13	6
Asset/investment impairments	56	—
Gain on sale of investments/businesses	(526)	—
Amortization of goodwill	11	5
Other	40	—

Operating earnings before taxes including pro forma adjustments	$69	$120	(43)%

    Segment sales decreased 10 percent to $1.0 billion and orders decreased 17 percent to $1.0 billion. In the Americas, two-way radio equipment sales and orders were down. In Europe, sales were down significantly and orders were down. In Asia, sales were up and orders were down significantly.

    Operating earnings in the third quarter were $475 million compared to $109 million in the year-earlier quarter. Operating earnings increased due to a net unusual gain of $526 million related to the sale of the Integrated Information Systems Group (IISG). Sales and operating earnings for IISG for the year ended December 31, 2000 were approximately $572 million and $26 million, respectively. The third quarter of 2001 results also include unusual charges of $56 million related to impairments in the Company's investment portfolio, $40 million related to potentially uncollectible receivables, and $13 million for reorganization of businesses charges primarily for employee separations and exit costs.

    In the third quarter the Company was awarded a contract from Burlington County, N.J. for an integrated digital two-way radio communications system that will be used by public-safety and other county agencies. In addition, the City of Phoenix agreed to expand its Project 25-compliant infrastructure project, which enables seamless radio communications within the Phoenix/Mesa area. Project 25 is the U.S. standard for digital public-safety radio communications. Additionally the segment successfully completed a wireless wideband data trial in Pinellas County, Florida. The technology, which represents the next generation of public-safety communications, is many times faster than the current U.S. public-safety standard and enables simultaneous live wireless mobile video, voice and high-speed Intranet/Internet data transmission on one system.

    Including pro forma adjustments in both years, operating earnings decreased to $69 million compared to $120 million a year ago primarily due to the decline in sales and a decrease in manufacturing margin as a percent of sales.

Broadband Communications Segment

	Three Months Ended
	September 29, 2001	September 30, 2000	% Change
	(in millions)
Orders	$647	$941	(31)%
Segment sales	$637	$917	(31)%
Operating earnings (loss) before taxes	$(489)	$757	(165)%
Pro Forma Adjustments:
Reorganization of businesses	15	—
Asset/investment impairments	541	—
Gain on sale of investments/businesses	—	(695)
Amortization of goodwill	8	6
Other	44	92

Operating earnings before taxes including pro forma adjustments	$119	$160	(26)%

    Segment sales and orders declined 31 percent to $637 million and $647 million, respectively. These declines resulted from a slow down by cable operators in making capital investments and deploying subscriber equipment. The majority of the segment's sales continued to be in North America.

    Digital Network Systems had a decrease in sales and a significant decrease in orders. Internet Protocol (IP) Network Systems had a significant decrease in sales and a decrease in orders. Transmission Network Systems had a significant decrease in sales and a significant decrease in orders. Satellite Broadcast and Network Systems had an increase in sales and a decrease in orders.

    The segment had an operating loss of $489 million compared to operating earnings of $757 million in the year-ago quarter. The decrease in earnings is due to the decrease in sales and $608 million of unusual charges in the third quarter of 2001 compared to $597 million of unusual income items in the year-ago quarter. The $608 million charge in 2001 includes $541 million related to impairments in the Company's investment portfolio, $44 million related primarily to litigation related costs and $15 million for reorganization of businesses charges for employee separations and exit costs. Unusual income items in the third quarter of 2001 are comprised primarily of gains from the sale of securities.

    After the quarter ended the Company completed the acquisition of RiverDelta Networks in exchange for common stock. RiverDelta is a leading provider of carrier-class, broadband routing, switching and cable modem termination systems and solutions.

    Including pro forma adjustments in both years, operating earnings decreased 26 percent to $119 million compared to $160 million a year ago due to the decline in sales discussed above.

Semiconductor Products Segment

	Three Months Ended
	September 29, 2001	September 30, 2000	% Change
	(in millions)
Orders	$1,106	$2,182	(49)%
Segment sales	$1,080	$2,071	(48)%
Operating earnings (loss) before taxes	$(487)	$68	(816)%
Pro Forma Adjustments:
Reorganization of businesses	95	140
Asset/investment impairments	20	—
Gain on sale of investments/businesses	—	(24)
Amortization of goodwill	11	12
In-process research and development	—	4
Other	—	2

Operating earnings (loss) before taxes including pro forma adjustments	$(361)	$202	(279)%

    Segment sales decreased 48 percent to $1.1 billion and orders decreased 49 percent to $1.1 billion. The decline in sales and orders is due to the significant downturn in demand experienced across the semiconductor industry as a result of high component inventories for most customers and lower customer demand. The worldwide semiconductor industry experienced its fifth consecutive quarter of weakness.

    Sales were down very significantly in the Americas and were down significantly in Europe, Asia/Pacific and Japan. Sales among major markets were down very significantly in networking/computing and wireless/broadband and declined in transportation/standard products.

    Orders were down very significantly in the Americas and Europe and declined significantly in Japan and Asia/Pacific. Among major markets, orders were down very significantly in networking/computing and declined significantly in wireless/broadband and transportation/standard products.

    Projected semiconductor industry growth rates for the full-year 2001 remain uncertain, but in the Company's opinion, worldwide semiconductor sales in 2001 are likely to be 25 to 30 percent less than sales in 2000. The Company believes the industry's recovery will begin in the first half of 2002 as customers adjust inventory levels to align with more realistic expectations of end-market product demand. The current consensus of many industry research firms is industry growth in 2002 of 5 to 10 percent.

    The segment had an operating loss of $487 million in the third quarter of 2001 compared to operating earnings of $68 million in the year-earlier quarter. The operating loss was due to the decline in sales and a decrease in manufacturing margin as a percent of sales. The third quarter of 2001 loss includes $126 million of unusual charges including $95 million for business reorganization charges and $20 million related to impairments in the Company's investment portfolio.

    Including the impact of pro forma adjustments in both years, the segment incurred an operating loss of $361 million compared to operating earnings of $202 million a year ago. The decline is primarily due to the decrease in sales and manufacturing margin mentioned above partially offset by cost saving measures. The segment continued to implement initiatives aimed at achieving profitability. In the first nine months of 2001, the segment announced several business reorganization actions. These actions include a substantial reduction in capital spending, operating budgets, and manufacturing consolidations and workforce reductions. As a result of these actions during the quarter, the segment reduced expenses and achieved the goal of 4,000 headcount reductions.

Integrated Electronic Systems Segment

	Three Months Ended
	September 29, 2001	September 30, 2000	% Change
	(in millions)
Orders	$545	$781	(30)%
Segment sales	$513	$737	(30)%
Operating earnings (loss) before taxes	$(58)	$14	(514)%
Pro Forma Adjustments:
Reorganization of businesses	19	27
Asset/investment impairments	7	—
Loss on sale of investments/businesses	—	3
Amortization of goodwill	3	2
In-process research and development	21	—
Other	(8)	1

Operating earnings (loss) before taxes including pro forma adjustments	$(16)	$47	(134)%

    Segment sales and orders decreased 30 percent to $513 million and $545 million, respectively.

    Automotive Communications and Electronic Systems Group (ACES) sales were down and orders decreased, due largely to a nearly 10 percent drop in vehicle production in the U.S. and more than a three percent drop in Europe. ACES announced several new contracts with major automakers during the quarter. BMW and Motorola signed an agreement that is estimated to be worth several hundred million dollars over several years to develop telematics solutions for the U.S., German and Japanese markets. Audi AG awarded Motorola a strategic worldwide, six-year contract to provide it with the latest integrated information and entertainment solutions. Motorola also announced that it will provide telematics vehicle communications systems on Ford's 2002 Lincoln automobiles.

    Motorola Computer Group (MCG) sales and orders were down very significantly due to the current downturn in the telecommunications industry, MCG's largest market. During the quarter, MCG unveiled plans for a Multi-Service Packet Transport Platform, which is based on newly ratified industry standards, and creates a multi-service architecture with performance that surpasses the industry in high availability, speed and bandwidth. During the quarter, the Company acquired Blue Wave Systems, Inc. (Blue Wave) in exchange for common stock. Blue Wave a leading supplier of high-channel Digital Signal Processing subsystems used in telecommunication infrastructure equipment, such as voice over packet gateways, digital wireless communications and intelligent peripherals.

    Motorola's Energy Systems Group (ESG) sales and orders were down due to the decrease in wireless handset demand throughout the industry. ESG announced a strategic alliance with TTP Communications plc. (TTPCom), a supplier of technology for the wireless communications industry, to provide equipment manufacturers with an optimized energy system for TTPCom turnkey designs.

    The segment had an operating loss of $58 million compared to operating earnings of $14 million in the year-earlier quarter primarily due to a decline in sales of higher margin products.

    Including the impact of pro forma adjustments in both years, the segment incurred an operating loss of $16 million compared to operating earnings of $47 million a year ago primarily due to the reasons discussed above.

Other

	Three Months Ended
	September 29, 2001	September 30, 2000	% Change
	(in millions)
Segment sales	$140	$272	(49)%
Operating loss before taxes	$(406)	$(128)	217%
Pro Forma Adjustments:
Reorganization of businesses	30	47
Asset/investment impairments	148	—
(Gain) loss on sale of investments/businesses	24	(7)
Amortization of goodwill	4	19
Other	64	6

Operating loss before taxes including pro forma adjustments	$(136)	$(63)	116%

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

    Other sales were down 49 percent to $140 million compared to $272 million in the year-ago quarter. The decrease in sales is due primarily to ongoing sales of the Company's holdings in cellular operating companies in 2001. Operating losses were $406 million in the third quarter of 2001 compared to $128 million in the prior-year quarter. The increase in operating losses is due to $270 million of unusual charges including $148 million related to impairments in the Company's investment portfolio, $30 million for reorganization of businesses, $29 million related to losses on monetization of the Company's investment in Telefonica shares and $64 million of other charges including asset impairments and litigation charges.

    Including pro forma adjustments in both years, the segment incurred a loss of $136 million compared to $63 million a year ago. The increase in operating loss is due to the lower sales resulting from the ongoing sales of the Company's holdings in cellular operating companies discussed above.

Liquidity and Capital Resources

    As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company's liquidity and available capital resources are impacted by 4 key components: (i) current cash, cash equivalents and short-term investments, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash, Cash Equivalents and Short-Term Investments

    At September 29, 2001, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of 3 months or less) aggregated $5.4 billion, compared to $3.3 billion at December 31, 2000. On September 29, 2001, $2.0 billion of the cash and cash equivalents were held in the U.S. and $3.4 billion were held by the Company or its subsidiaries in foreign jurisdictions. Repatriation of some of these funds could be subject to delay with potential tax consequences. In addition, the Company had $272 million in short-term investments, which are highly-liquid fixed-income investments with an original maturity greater than 3 months but less than one year, at September 29, 2001 compared to $354 million at December 31, 2000.

Operating Activities

    For the nine months ended September 29, 2001, the Company generated $1.3 billion in cash from operations, as compared to $1.1 billion in cash used for operations for the nine months ended September 30, 2000. The $1.3 billion in cash provided by operations was primarily due to a decrease in accounts receivable and inventory, which was partially offset by a decrease in accounts payable and accrued liabilities.

    The Company's net accounts receivable was $5.1 billion at September 29, 2001, compared to $5.0 billion at June 30, 2001 and $7.1 billion at December 31, 2000. The Company's weeks receivable were 8.4 at September 29, 2001, compared to 8.1 at June 30, 2001 and 8.9 at December 31, 2000. The decrease in net accounts receivable compared to December 31, 2000 was due to the improvement in weeks receivable and a decline in the Company's sales in the first nine months of 2001 compared to the same period in 2000 in all segments. The Company expects net accounts receivable and weeks receivable to decline for the full-year 2001 as compared to December 31, 2000 levels as a result of its ongoing efforts to improve accounts receivable management.

    The Company's net inventory was $3.3 billion at September 29, 2001, compared to $3.8 billion at June 30, 2001 and $5.2 billion at December 31, 2000. The Company's inventory turns (using the cost-of-sales calculation method) were 6.1 at September 29, 2001 and June 30, 2001, compared to 5.0 at December 31, 2000. The decrease in net inventory includes non-cash writedowns of approximately $584 million, primarily related to discontinued product lines in the Personal Communications segment, recorded in the first quarter of 2001. Additionally, the decrease in net inventory is due to shipments of end-of-life products and lower purchases of component parts combined with increased inventory turns. The Company expects inventory levels to decrease and inventory turns to increase for the full year 2001 as compared to December 31, 2000 levels as it continues to improve its supply-chain management processes. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

    Research and development expenditures were $3.3 billion for both the nine-month periods ended September 29, 2001 and September 30, 2000. Over the past three years, the Company has been increasing the percentage of its sales that is spent on research and development. The Company continues to believe that a strong commitment to research and development is required to drive long-term growth. However, the Company does not expect research and development expenditures in 2001 to be higher than in 2000.

    To improve its future operating cash flow, the Company implemented substantial cost reduction and product simplification plans starting in late 2000 that are continuing in 2001. These plans involve the discontinuation of unprofitable product lines, the exit from unprofitable businesses, and the consolidation of manufacturing facilities. Cash payments for exit costs and employee separations in connection with these plans were $615 million for the nine-month period ended September 29, 2001. Of the $480 million reorganization of businesses accrual at September 29, 2001, the Company expects approximately $464 million to result in future cash payments. In addition, the Company expects to record additional charges, including future cash payments, in the fourth quarter, for previously-announced actions.

Investing Activities

    The most significant components of the Company's investing activities are: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

    Net cash provided by investing activities was $2.3 billion for the nine-month period ended September 29, 2001, as compared to $2.3 billion in net cash used for investing activities for the nine-month period ended September 30, 2000. The net cash provided by investing activities for the nine-month period ended September 29, 2001 was primarily due to proceeds received from dispositions of investments and businesses, partially offset by capital expenditures and investments.

    Capital expenditures for the nine-month period ended September 29, 2001 used $1.1 billion, compared to $2.8 billion for the nine-month period ended September 30, 2000. Although the Semiconductor Products segment continues to comprise the largest portion of these expenditures, the amount spent in the segment was very significantly less than a year ago. For the full year 2001, the Company has reduced its anticipated capital expenditures to $1.6 billion, compared with $4.1 billion in capital expenditures for the full year 2000.

    For the nine-month period ended September 29, 2001, the Company received $3.8 billion in proceeds from dispositions of investments and businesses, compared to $1.1 billion a year earlier. The $3.8 billion in proceeds was primarily generated from the Company's sale of its investments in several cellular operating companies and the sale of securities. In June 2001, the Company completed its previously announced sale of its investments in four cellular operating companies in northern Mexico to Telefonica Moviles of Madrid (Telefonica). During the third quarter, the Company completed the monetization of its position in Telefonica stock realizing $1.5 billion in cash. In addition, the Company expects to receive approximately $150 million for the repayment of a note from Telefonica due in November 2001. During the third quarter, the Company received $825 million in cash from the sale of its Integrated Information Systems Group.

    Cash consumed by the Company's acquisition and investment activities declined during the nine-month period ended September 29, 2001, consuming approximately $494 million as compared to $1.1 billion for the nine-month period ended September 30, 2000. In 2001, cash expenditures were comprised primarily of investments in securities by the Broadband Communications segment and in Tohoku Semiconductor Corporation. The acquisition of the remaining 50 percent interest in Tohoku Semiconductor in the first quarter of 2001, included the assumption of $345 million in debt.

    In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. At September 29, 2001 and December 31, 2000, the Company's available-for-sale securities had approximate fair market values of $1.8 billion and $4.7 billion, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, suffered a very significant decline during the nine months of 2001. In addition, the realizable value of these securities is subject to market and other conditions.

Financing Activities

    The most significant components of the Company's financing activities are: (i) proceeds from (or repayment of) commercial paper and short-term borrowings, and (ii) proceeds from (or repayment of) long-term debt securities. The Company also has available liquidity under its existing credit facilities.

    Net cash used for financing activities was $1.7 billion for the nine-month period ended September 29, 2001, as compared to $2.9 billion provided by financing activities for the nine-month period ended September 30, 2000. Cash used for financing activities for the nine months of 2001 was primarily due to reductions in outstanding commercial paper and short-term debt which was offset by net proceeds from the issuance of long-term debt.

    At September 29, 2001, the Company's short-term debt was $2.7 billion, compared to $6.4 billion of short-term debt at December 31, 2000. The September 29, 2001 balance was principally comprised of $1.6 billion of outstanding commercial paper and $720 million outstanding under a $2 billion multi-draw term loan facility. Subsequent to the end of the third quarter, the Company's outstanding $720 million balance on the multi-draw term loan has been repaid and the facility has been terminated.

    On May 14, 2001, Standard and Poor's Rating Service downgraded the Company's long-term debt to "A-" from "A" and downgraded the Company's short-term debt to "A2" from "A1". On May 29, 2001, Moody's Investors Service downgraded the Company's long-term debt to "A3" from "A2" and downgraded the Company's short-term debt to "P2" from "P1". Since the financial market anticipated the downgrade on the commercial paper, the Company did not experience a major increase in funding costs after the downgrade.

    On October 17, 2001, Standard and Poor's Rating Service lowered the Company's long-term debt rating to "BBB+" from "A-", with a stable outlook. Moody's Investors Service continues to rate the Company's unsecured debt "A3", with a negative outlook and the Company's short-term debt "P2". Standard and Poor's continues to rate the Company's short-term debt "A2".

    Despite these downgrades, the Company continues to have access to the commercial paper and long-term debt markets.

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

    On October 31, 2001, the Company sold an aggregate face principal amount of $600 million of 8.00% Notes due November 1, 2011 (the "Notes"). The initial purchasers of the Notes offered them inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside of the United States in reliance on Regulation S under the Securities Act.

    Also on October 31, 2001, the Company sold $1.05 billion of 7.00% Equity Security Units (the "Units"). The Units consist of: (i) purchase contracts under which (a) the holder will purchase shares of common stock of the Company, $3 par value per share, on November 16, 2004, and (b) the Company will pay contract adjustment payments at the annual rate of .50% of the $50 per Unit face amount, and (ii) 6.50% Senior Notes due November 16, 2007 that pay interest at the annual rate of 6.50% of the $50 per Unit face amount. The Units were sold pursuant to the Company's existing $2 billion "universal" shelf registration statement.

    On November 9, 2001, the Company sold an additional $150 million of the Units (the "green shoe Units") to the underwriters pursuant to their exercise of an over-allotment option.

    The aggregate net proceeds of $1.76 billion, to the Company from the sale of the Units, including the green shoe Units, and the Notes will be used to reduce short-term indebtedness and for general corporate purposes.

    In August 2001, holders of $197 million of the Company's $200 million 8.4% debentures due August 15, 2013, exercised their right to put the debentures back to the Company at par and these debentures have been repaid.

    The Company's ratio of net debt to net debt plus equity was 20.5% at September 29, 2001 compared to 27.4% at December 31, 2000. The decrease in the net debt to net debt plus equity ratio is due to an increase in cash (primarily in the U.S.) and a decrease in short-term debt levels. As a result of the repayment in full of the multi-draw term loan facility and the sale of $1.8 billion in securities since the end of the third quarter described above, the Company's short-term debt is expected to decline to less than $1 billion at December 31, 2001, as compared to $2.7 billion at September 29, 2001 and $6.4 billion at December 31, 2000.

    The Company expects that from time to time outstanding commercial paper balances may be replaced with short or long-term borrowings. Although the Company believes that it can continue to access the capital markets in 2001 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the amount of long-term financing completed by the Company in late 2000 and during 2001 and (ii) the Company's credit ratings. In addition, many of the factors that affect the Company's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of the Company's control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

    At September 29, 2001, the Company's total domestic and non-U.S. credit facilities totaled $5.6 billion, of which $1.4 billion was considered utilized. These facilities are principally comprised of: (i) a $1.5 billion one-year revolving domestic credit facility, (ii) a $1.0 billion five-year revolving domestic credit facility, (iii) $2.4 billion of non-U.S. credit facilities (of which $663 million was utilized at September 29, 2001), and (iv) a $720 million term loan facility due November 16, 2001. During the third quarter the term loan facility was reduced from $2.0 billion to $720 million with the proceeds from the sale of the Company's position in Telefonica stock. Additionally, since the end of the third quarter the remaining $720 million has been repaid and the term-loan facility has been terminated. Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper.

    Return on average invested capital, based on performance of the four preceding quarters ending with September 29, 2001 was (11.2) percent compared with 7.9 percent based on the performance of the four preceding quarters ending with September 30, 2000. The Company's current ratio was 1.67 at September 29, 2001, compared to 1.22 at December 31, 2000.

    Based upon the ability to repatriate cash and cash equivalents from foreign jurisdictions, the ability to borrow under its existing credit facilities, the ability to issue commercial paper, access to the short-term and long-term debt markets, and proceeds from sales of available-for-sale securities and other investments, the Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements for the next twelve months.

Customer Financing Arrangements

    Some purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price and working capital. The Company may also assist customers in obtaining financing from banks and other sources. At September 29, 2001, the Company had outstanding unfunded commitments to third-parties of approximately $186 million. Although there are no outstanding financing commitments relating to third-generation (3G) wireless networks, the Company may provide such financing in the future. The Company's aggregate commitments represent the maximum amounts currently available, some of which may not be completely utilized.

    At September 29, 2001, the Company's off-balance sheet third-party financial guarantees aggregated $364 million, of which $241 million was outstanding. These represent guarantees of financial obligations of minority-owned joint ventures and customers. The obligations are generally for equipment purchases from the Company and for working capital requirements.

    At September 29, 2001 and December 31, 2000, the Company had finance receivables of $1.1 billion and $2.7 billion, respectively (net of allowance for losses of $1.6 billion and $233 million, respectively), which are included in other assets on the condensed consolidated balance sheets.

    As of September 29, 2001, approximately $2.0 billion of the $2.7 billion in gross finance receivables related to one customer, Telsim, in Turkey (the "Telsim Loan"). Financing was provided to Telsim for equipment purchases and working capital, of which a portion was used for license payments. On April 30, 2001, $728 million of the Telsim Loan became due, but has not been paid, thus rendering the entire Telsim Loan in default. Following the cure period, the Company notified Telsim that it has accelerated payment of all amounts due under the loan, including interest. Interest on the loan is accumulating on a non-accrual basis.

    As security for the Telsim Loan, 66% of the stock of Telsim was pledged to Motorola. In addition, Motorola has other creditor remedies granted by law. In direct breach of contractual agreements, Telsim has issued additional shares and diluted the ownership percentage of Telsim represented by shares previously pledged to Motorola from 66% to 22%.

    Thus far Telsim has been largely uncooperative in restructuring the loan or in entering into a transaction with third-party investors to either sell or bring new equity into Telsim. As a result, during the quarter-ended September 29, 2001, a $1.3 billion pre-tax charge was recorded to increase the allowance for loan losses relating to the Telsim Loan. This brings the total Telsim allowance to approximately $1.5 billion. The net amount of the receivable from Telsim was $530 million at September 29, 2001.

    The Company believes that it has adequately provided for additional losses, if any, relating to the Telsim Loan based on the information available to the Company at this time.

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

    Motorola's reserves and contra assets related to the Iridium program as of September 29, 2001 were $280 million, of which $244 million was included in accrued liabilities, and $36 million was included as contra assets. This amount represents Motorola's estimate at September 29, 2001 of: (i) the additional cost of satellites to be built for New Iridium, (ii) termination costs related to subcontractors, and (iii) asset writedowns and other costs to wind down and transition Motorola's operations related to the Iridium program. Of the remaining $280 million of reserves and contra asset balances as of September 29, 2001, Motorola expects to make approximately $244 million in cash payments and $36 million in write-offs. These reserves are believed by management to be sufficient to cover Motorola's current exposures related to the Iridium program. These reserves do not include additional special charges that may arise as a result of litigation related to the Iridium program.

    At December 31, 2000, Motorola had reserves and contra assets related to the Iridium program of $372 million. Through September 29, 2001, Motorola has utilized $92 million of reserves in 2001, primarily for inventory and other asset write-offs. The amount used reflects approximately $28 million in cash payments and $64 million in write-offs. The cash payments were primarily for costs associated with the wind-down of Iridium operations and the costs of transitioning the operation of the satellite constellation system to the Boeing Company.

    Motorola agreed under a Memorandum of Understanding to provide a guarantee of up to an additional $350 million of Old Iridium debt for Old Iridium's use, subject to certain conditions. Old Iridium requested that Motorola provide this guarantee during the third quarter of 1999. Motorola did not provide this guarantee because it believes it was not obligated to do so. In certain circumstances and subject to certain conditions, $300 million of such guarantee could have been required to be used to guarantee amounts borrowed under a Secured Credit Agreement. The lenders under the Secured Credit Agreement asserted that Old Iridium failed to have Motorola provide such guarantee as required, and that Motorola was obligated to provide them with this $300 million guarantee. Motorola believes that it was not obligated to do so. Old Iridium has also stated that it believed it was not obligated to have Motorola provide this $300 million guarantee to these lenders. On June 9, 2000, The Chase Manhattan Bank, the agent under the Secured Credit Agreement, filed a complaint in the Supreme Court of the State of New York, New York County, demanding that Motorola pay this $300 million to The Chase Manhattan Bank, plus interest and legal fees. The lenders under the Secured Credit Agreement have also demanded that the investors in Old Iridium comply with their capital call requirements. In Motorola's case, this could require an additional equity investment of up to approximately $50 million. On June 9, 2000, The Chase Manhattan Bank also filed a complaint in the U.S. District Court in the District of Delaware demanding that Motorola and other investors in Old Iridium pay their capital call requirements, plus interest and legal fees. On October 1, 2001, The Chase Manhattan Bank along with 17 other lenders of Old Iridium (or their successors) filed a complaint against Motorola in the Supreme Court of New York alleging they were fraudulently induced by Motorola and Old Iridium to enter into the credit agreements discussed above. The plaintiffs seek recovery of the unpaid portion of the loans.

    Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

    In addition, a committee of unsecured creditors (the "Creditors Committee") of Old Iridium has, over objections by Motorola, been granted leave by the Bankruptcy Court to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of such proposed claims against Motorola. Motorola has appealed this order. On July 19, 2001, the Creditors Committee filed a complaint against Motorola in Bankruptcy Court on behalf of Old Iridium's debtors and estates, In re Iridium Operating LLC, et al. v. Motorola, seeking in excess of $4 billion in damages.

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

    At September 29, 2001 and September 30, 2000, the Company had net outstanding foreign exchange contracts totaling $3.0 billion and $4.2 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions, the five largest net foreign exchange hedge positions as of September 29, 2001 and September 30, 2000:

Buy (Sell)	September 29, 2001	September 30, 2000
Euro	(846)	(710)
Chinese Renminbi	(643)	(600)
British Pound	(492)	(710)
Japanese Yen	(263)	(1,623)
Brazilian Real	(162)	—

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

Euro Conversion

    For disclosure regarding the impact to the Company from the introduction of the euro, see the information contained under the caption "Euro Conversion" on page F-27 of the appendix to the Company's Proxy Statement for its 2001 annual meeting of stockholders.

Recent Accounting Pronouncements

    The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125", which the Company adopted in the second quarter of 2001. The adoption of SFAS 140 did not materially affect the Company's consolidated financial position, results of operations, or cash flows.

    In June 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

    In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such legal obligations include obligations a party is required to settle as a result of an existing or enacted law, statute, or ordinance, or written or oral contract. These associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

    In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While the statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. Statement No. 144 also retains the requirement to report separately discontinued operations (Opinion No. 30) and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the potential impact that this statement will have on the Company's financial position, results of operations or cash flows.

Business Risks

    Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about: research and development expenditures, capital expenditures, depreciation expense, completion of reorganization of business actions, cost savings and other benefits from reorganization of business actions, reductions in employee population, interest expense, tax rates, average selling prices for wireless telephones, industry shipments of wireless telephones, recognition of revenue from pending infrastructure contracts, semiconductor industry sales and growth, sale of semiconductor products by the Company, the completion of pending transactions, future levels of inventory and accounts receivable, future special charges by the Company, the need to provide or arrange financing for customers future levels of short-term debt, the Company's ability to access the capital markets on acceptable terms and conditions, the outcome of efforts to cause the repayment of Motorola's loan to Telsim, the impact of lawsuits and other claims in connection with the Iridium project on the Company, the impact of the Euro conversion, future hedging activity by the Company, the ability of counterparties to financial instruments to perform their obligations and the impact of recent accounting pronouncements on the Company.

    The Company wishes to caution the reader that the factors below and those on pages F-29 through F-33 of the appendix to the Company's Proxy Statement for its 2001 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the impact of the slowdown in the overall economy and the uncertainty of current economic conditions; (ii) the impact of tax relief, interest rate reductions and liquidity infusions to stimulate the economy; (iii) the success of the Company's ongoing cost-reduction efforts; (iv) the Company's continuing ability to access the capital markets on favorable terms; (v) the duration and severity of the ongoing difficulties experienced by the telecommunications and semiconductor industries; (vi) demand for the Company's products, including products related to new technologies; (vii) the Company's ability to continue to achieve profitability in its wireless telephone business; (viii) the Company's success in the emerging 3G market; (ix) the demand for vendor financing and the Company's ability to provide that financing in order to remain competitive; (x) the creditworthiness of the Company's customers, especially purchasers of large infrastructure systems; (xi) the success of the Company's efforts to cause the repayment of its loan to Telsim; (xii) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including any relating to the Iridium project; (xiii) pricing pressures, especially if economic conditions worsen in the Company's markets; (xiv) the success of alliances and agreements with other companies to develop new products and services; (xv) volatilities in market value of securities held by Motorola; (xvi) product and technology development and commercialization risks; (xvii) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits; (xviii) the impact of foreign currency fluctuations; and (xix) the impact of changes in governmental policies, laws or regulations.

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

®Reg. U.S. Pat & TM Office.

Part II—Other Information

Item 1—Legal Proceedings.

    Motorola is a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. On October 31, 2001, the Judicial Panel on Multidistrict Litigation ruled that four of the cases, Naquin, et al. v. Nokia Mobile Phones, et al.; Pinney, M.D., et al. v. Nokia Inc., et al.; Gilliam, et al. v. Nokia Inc, et al; and Farina v. Nokia Inc, et al. are transferred to the District of Maryland for coordinated or consolidated pretrial proceedings.

    Motorola is a defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. Motorola has now reached agreement to settle all aspects of the Baker, Lofgren, Betancourt, Ford, Wilkins and Dawson lawsuits. This settlement will end all of the claims in the foregoing cases, and they will be dismissed. The settlement is contingent upon the approval of the court with regard to the class action (Baker) and the entry of certain orders by the court. Motorola and plaintiffs' counsel have initiated the appropriate procedures in the court, and Motorola expects that the court will dismiss the cases in due course. Motorola has also reached settlement in principle of the McIntire case. That settlement is contingent upon obtaining releases from the more than 900 individual plaintiffs making claims in the case. Plaintiffs' counsel is now engaged in attempting to obtain the releases.

    On October 1, 2001, The Chase Manhattan Bank, along with seventeen other lenders of Iridium LLC ("Old Iridium") or their successors, filed a complaint against Motorola in the Supreme Court of New York, The Chase Manhattan Bank, et al. v. Motorola, Inc., alleging that they were fraudulently induced by Motorola and Old Iridium to enter into a December 1998 $800 million credit agreement with Old Iridium. The plaintiffs seek recovery of the unpaid portion of the loans. The case of The Chase Manhattan Bank v. Motorola,  Inc. is scheduled for trial in the Southern District of New York on November 19, 2001.

    See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2001 and Item 1 of Part II of the Company's Form 10-Qs for the periods ending March 31, 2001 and June 30, 2001, for additional disclosures regarding pending matters.

    In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2—Changes in Securities and Use of Proceeds.

    On October 31, 2001, the Company sold an aggregate face principal amount of $600 million of 8.00% Notes due November 1, 2011 (the "Notes"). The initial purchasers of the Notes offered them inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside of the United States in reliance on Regulation S under the Securities Act.

    Also on October 31, 2001, the Company sold $1.05 billion of 7.00% Equity Security Units (the "Units"). The Units consist of: (i) purchase contracts under which (a) the holder will purchase shares of common stock of the Company, $3 par value per share, on November 16, 2004, and (b) the Company will pay contract adjustment payments at the annual rate of .50% of the $50 per Unit face amount, and (ii) 6.50% Senior Notes due November 16, 2007 that pay interest at the annual rate of 6.50% of the $50 per Unit face amount. The Units were sold pursuant to the Company's existing $2 billion "universal" shelf registration statement (Registration Statement Nos. 333-58176 and 333-72234).

    On November 9, 2001, the Company sold an additional $150 million of the Units (the "green shoe Units") to the underwriters pursuant to their exercise of an over-allotment option.

    The aggregate net proceeds to the Company from the sale of the Units, including the green shoe Units, and the Notes of $1.76 billion, will be used to reduce short-term indebtedness and for general corporate purposes.

Item 3—Defaults Upon Senior Securities.

    Not applicable.

Item 4—Submission of Matters to Vote of Security Holders.

    Not applicable.

Item 5—Other Information.

    Not applicable.

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  99
  Purchase Contract Agreement, dated as of October 31, 2001, between the Company and First Union Trust Company, National Association, as Purchase Contract Agent.

  (b)
  Report on Form 8-K

    The Company filed Current Reports on Form 8-K on October 22, 2001 and November 2, 2001.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC. (Registrant)
Date: November 9, 2001	By:	/s/Anthony Knapp Anthony Knapp Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer of the Registrant)

EXHIBIT INDEX

Number	Description of Exhibits
99	Purchase Contract Agreement, dated as of October 31, 2001, between the Company and First Union Trust Company, National Association, as Purchase Contract Agent.

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
Signature
EXHIBIT INDEX