Form 10-K
period 2001-12-31
MOTOROLA INC
filed 2002-03-29
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File number 1-7221

MOTOROLA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	36-1115800 (I.R.S. Employer Identification No.)

1303 East Algonquin Road, Schaumburg, Illinois 60196
(Address of principal executive offices)

(847) 576-5000
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $3 Par Value per Share	New York Stock Exchange Chicago Stock Exchange
Rights to Purchase Junior Participating Preferred Stock, Series B	New York Stock Exchange Chicago Stock Exchange
Liquid Yield Option Notes due 2009	New York Stock Exchange
Liquid Yield Option Notes due 2013	New York Stock Exchange
6.68% Trust Originated Preferred Securities (issued by Motorola Capital Trust I and guaranteed by Motorola, Inc.)	New York Stock Exchange
7.00% Equity Security Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X  No         .

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2002 was approximately $30.0 billion (based on closing sale price of $13.31 per share as reported for the New York Stock Exchange-Composite Transactions).

        The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 2002 was 2,270,366,816.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K
Portions of Registrant's Proxy Statement for 2001 Annual Meeting of Stockholders Including Management's Discussion and Analysis and Consolidated Financial Statements	Parts I, II, III and IV

i

PART I

        Throughout this 10-K report we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (the "SEC"). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

        "Motorola" (which may be referred to as "we", "us" or "our") means Motorola, Inc,. or Motorola, Inc. and its subsidiaries, or one of our segments, as the context requires. "Motorola" is a registered trademark of Motorola, Inc.

Item 1:    Business

  General

        Motorola is a global leader in providing integrated communications solutions and embedded electronic solutions. Our Intelligence Everywhere™ solutions include:

  •
  Software-enhanced wireless telephone and messaging, two-way radio products and systems, as well as networking and Internet-access products, for consumers, network operators and commercial, government and industrial customers.

  •
  End-to-end systems for the delivery of interactive digital video, voice and high-speed data solutions for broadband operators.

  •
  Embedded semiconductor solutions for customers in wireless communications, networking and transportation markets.

  •
  Integrated electronic systems for automotive, telematics, industrial, telecommunications, computing and portable energy systems markets.

        Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.

  Industry Environment and Our Business

        2001 was a very difficult year for our industries and for our businesses. The downturn in the telecom industry and the semiconductor decline severely impacted our businesses. 2001 was the first year in the history of the cellular industry that sales of wireless handsets and infrastructure declined. Industry-wide sales of semiconductor products declined by more than 30%. Our sales decreased to $30 billion compared with $37.6 billon in 2000. We incurred a net loss of $3.9 billion compared with net earnings of $1.3 billion in the prior year.

        Despite this difficult year, we continue to believe our markets will improve and that our businesses will return to profitability and growth. We have continued to reduce costs and focus our strategy. In 2001, we implemented a five-point strategy to improve performance. That plan involves the following: (1) revitalizing our management team; (2) stabilizing our balance sheet and improving financial flexibility; (3) reducing costs and manufacturing capacity; (4) producing innovative products, software applications and improving customer relationships; and (5) evaluating and re-evaluating our strategy as the high-tech environment changes. While we are not done, we are delivering on this plan. We implemented a world-class leadership supply system to ensure we have the right managers in the right positions. We also have hired new managers. We reduced our net debt and improved our working capital. We reduced costs throughout the Company. We describe our major cost-reduction programs by business segment below, but in summary we closed and consolidated manufacturing facilities to reduce our manufacturing capacity, we exited businesses that did not fit with our strategy, and we significantly reduced the number of employees. Our businesses are introducing new customer-driven products and solutions. Finally, we are continuously evaluating our strategies and adjusting our business to focus on the areas we believe will provide the opportunity for profitable growth and to take advantage of growth in our marketplaces.

  Business Segments

        Our business is organized into six sectors and we report seven segments as described below. Our segments may be referred to as "we", "us" or "our."

  Personal Communications Segment

        The Personal Communications Sector ("PCS" or the "segment") primarily designs, manufactures, sells and services wireless subscriber equipment.

  Principal Products and Services

        Our wireless subscriber products include wireless handsets, iDEN® digital handsets, and personal 2-way radios, with related software and accessory products. We market our products worldwide through carriers, distributors, dealers, retailers, and, in certain markets, through licensees.

  Our Industry

        2001 was the first year in the history of the cellular industry in which wireless handset sales declined. Consumer demand for new wireless handsets was much lower than the industry projected at the beginning of 2001. We believe the factors that impacted consumer demand were the economic recession and the slower than expected transition to next-generation data-rich services. We responded to this downturn in our market by implementing a cost-reduction program beginning late in 2000.

  Cost Reduction

        During 2001, we continued implementing major cost-reduction actions intended to improve the cost structure and competitiveness of the segment. We implemented a product platform design strategy that will enhance the cost competitiveness of handsets by reducing the number of parts used, increasing the commonality of both handset parts and software, lowering the number of unique handset designs and improving the cycle time of product development by creating greater standardization of processes. The reduction in the number of products manufactured and parts complexity of each product also makes it less expensive to manufacture our products and easier to change our products to meet rapidly-evolving customer demand. We implemented a new supply chain system to improve the efficiency of the manufacturing process and to reduce the costs. We introduced 24 new customer-driven products. We stopped selling all analog handsets and many 1st-generation digital handsets in 2001, as sales of these products, which once comprised the majority of the PCS portfolio, had been rapidly declining over the years. We also improved relationships with wireless service providers in all regions. We announced that the segment would stop selling paging products, including Flex/Reflex subscriber units, in 2002. Sales of these products have been rapidly declining over the years and we concluded that they no longer complemented the segment's portfolio of products. However, we continue to use messaging technology to enhance the features of our wireless handsets.

        We substantially completed reducing the number of employees at PCS by 38% since the third quarter of 2000. We closed or consolidated manufacturing facilities and administrative facilities. The largest manufacturing closures were in Harvard, Illinois; Dublin, Ireland; Boynton Beach, Florida; Easter Inch, Scotland; and Bangalore, India. As a result, we lowered our operating costs.

  Customers

        PCS has several customers, worldwide, the loss of which could have a negative impact on our results. Nextel Communications, Inc.'s purchases of iDEN® products comprise approximately 15% of our segment's sales. In China, we sell our products to many distributors and retailers. These distributors and retailers in turn primarily sell our products for use on mobile systems operated by China Mobile and China Unicom, the two largest wireless operators in China. While we do not sell directly to these operators, approximately 20% of our wireless handsets sales are to the China market and are primarily used on these systems. The largest of our other customers are Verizon, Voicestream, Alltel and Telcel Mexico.

  Competition

        The segment has the second-largest worldwide market share of wireless handsets. The segment experiences intense competition in worldwide markets from numerous global competitors, including some of the world's largest companies. The segment's primary competitors are European and Asian manufacturers, and it experiences significant competition in the market for digital wireless products. Major competitors include Nokia, Ericsson/Sony, Siemens and Samsung.

        Within the digital wireless products market, the introduction of the first GPRS, or 2.5G, products began in 2001. The 2.5G products represent a transition to digital products with a broader range of capabilities, such as enhanced high-speed Internet access, messaging and video capabilities, and are important to future growth. Motorola was the first-to-market with handsets supporting this technology and currently has the broadest portfolio of GPRS products available. The segment is also investing heavily in the next generation of wireless handset technology called 3G (3rd-generation) technology. 3G technology will provide an even broader range of capabilities than 2.5G and is expected to drive growth in the next several years depending on when wireless service providers introduce 3G services. We are expecting to ship our first 3G handset during the second half of 2002 as part of our contract with Hutchison Whampoa Ltd. The estimated total value of the Hutchison Whampoa contract for 3G wireless handsets is over $700 million. Hutchison named Motorola a preferred supplier in its key markets, including Australia, Austria, Italy, Sweden and the UK. Competition in both the 2.5G and 3G growth areas will be intense.

        General competitive factors in the market for the segment's products include: brand; technology offered; price; product performance, features, design, quality, delivery and warranty; the quality and availability of service; company image; relationship with key customers; and time-to-market.

  Payment Terms

        Generally, PCS does not grant extended payment terms.

  Regulatory Matters

        Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries throughout the world and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of the new licenses required to use frequencies. Typically, governments sell these licenses at auctions. Over the last several years, the cost of these licenses has increased significantly, particularly for frequencies used in connection with 3G technology. The significant cost for licenses has slowed and may continue to slow the growth of the industry. Growth is slowed because some operators have funding constraints limiting their ability to purchase new licenses or purchase new technology to upgrade their systems. Such occurrences might continue to have an effect on the segment's results.

  Backlog

        The segment's backlog amounted to $2.5 billion at December 31, 2001 and $2.1 billion at December 31, 2000. The 2001 order backlog is believed to be generally firm and 100% of that amount is expected to be shipped in 2002. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the percentage of the 2001 backlog actually shipped to change.

  Intellectual Property Matters

        Patent protection is extremely important to the segment's operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment licenses certain of its patents and generates revenues from these licenses. Motorola is also licensed to use certain patents owned by others. The protection of these licenses is also important to the segment's operations. Reference is made to the material under the heading "Other Information" for information relating to patents and trademarks and research and development activities with respect to this segment.

  Inventory, Raw Materials, Right of Return and Seasonality

        PCS's practice is to carry reasonable amounts of inventory in distribution centers, in order to meet customer delivery requirements in a manner consistent with industry standards. During 2001, inventory levels decreased by over 60% from inventory levels at year-end 2000. We reduced our inventory with process enhancements that included improved communications with regional distribution teams and customers; lowered finished goods inventory levels; and tighter controls on the management of part receipts from our suppliers. In addition, approximately a third of this inventory reduction was the result of writing off excess inventory or writing down the value of certain finished goods.

        Materials used in the segment's operations are generally second-sourced to ensure a continuity of supply. Occasionally, shortages or extended delivery periods have occurred in various component parts, the effects of which have generally been industry-wide and short in duration. These shortages are not expected to occur in 2002. Energy necessary for the segment's manufacturing facilities consists of electricity, natural gas and gasoline, all of which are currently in generally adequate supply. The segment's facilities are highly automated and, therefore, require a reliable source of electrical power. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment's results.

        Generally, the segment does not permit returns.

        The segment typically experiences increased sales in the fourth calendar quarter and lower sales in the first calendar quarter of each year. Sales of wireless handsets, two-way radios and related products increase during the year-end holiday season.

  Our Facilities

        Our headquarters are located in Libertyville, Illinois. Our major facilities are located in Libertyville and Harvard, Illinois; Boynton Beach and Plantation, Florida; Flensburg, Germany; Tianjin, China; Singapore; Chihuahua, Mexico, and Jaguariuna, Brazil. We also maintain interests in two Korean cellular handset design and manufacturing firms; joint ventures in Hangzhou and Shanghai, China, and a manufacturing licensee in China. Additional engineering, software development and administration offices are located in San Diego, California; South Plainfield, New Jersey; Champaign, Illinois; Ft. Worth, Texas; Basingstoke, England; Tokyo, Japan; Toulouse, France; Milan, Italy; Beijing, China, and Seoul, Korea. We also share a facility in Penang, Malaysia with the Commercial, Government and Industrial Solutions Segment.

        We also use several original design-manufacturing contractors to enhance our ability to deliver products that meet consumer demands in rapidly-changing technological environment. These contractors manufacture products in non-Motorola facilities.

  Global Telecom Solutions Segment

        The Global Telecom Solutions Sector ("GTSS" or the "segment") primarily designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software.

  Principal Products and Services

        Our wireless infrastructure product portfolio includes electronic exchanges, such as telephone switches, base site controllers and radio base stations for Code Division Multiple Access (CDMA), Global System for Mobile Communications (GSM), integrated digital enhanced network (iDEN®), and Personal Digital Cellular (PDC) technologies. We market our products to wireless service providers worldwide through a direct sales force, licensees or agents.

  Our Industry

        The wireless infrastructure industry experienced one of its most challenging years in 2001. Industry sales were slightly lower in 2001 compared to 23% growth in 2000, and 2001 was the first year that sales of wireless infrastructure equipment declined. Service providers spent less on new equipment because of the economic recession, severe pressure to keep their costs down, lower voice ARPUs (average revenue per user) and, for many, higher debt burdens. Also, the limited availability of handsets and lower than expected consumer demand for GPRS (General Packet Radio Service) caused lower than anticipated purchases of GPRS infrastructure equipment.

        In addition, service providers are slowing or postponing the build-out of the next generation 3G systems, particularly those known as UMTS (Universal Mobile Telecommunications System). UMTS systems are high-capacity wireless networks that are designed to provide enhanced data services, improved Internet access and increased voice capacity. Several factors are impacting this build-out, including: (i) that operators may have funding constraints limiting their ability to purchase 3G infrastructure equipment because of the very substantial fees paid by them for 3G licenses; (ii) issues associated with the introduction of very complex new technology; (iii) development of new data applications; and (iv) handset availability. We expect service providers to use GPRS to grow their data subscriber base and to build their business case for these next-generation systems and to broadly implement UMTS in large volumes around 2004, due to the need for expanded voice capacity and to support new data services.

  Cost Reduction and Our Strategy

        In response to these challenging market conditions, we undertook a cost-reduction program that began in January 2001, while refocusing our business on basics and operational excellence. To reduce costs, we have reduced the number of employees at our business by approximately 20% since the end of 2000, and we are completing previously-announced actions that will further reduce the number of employees by an additional 5% by the end of March 2002. Also, we closed administrative facilities and consolidated manufacturing facilities. As a result, we lowered our operating costs and improved cash generated from operations in 2001. In line with these cost-reduction actions and to enhance manufacturing flexibility, we outsourced certain manufacturing operations, primarily for the assembly of printed circuit boards. We expect to continue to outsource certain manufacturing operations and expect outsourced manufacturing to represent in excess of 20% of the segment's manufacturing costs in 2002. As part of our strategy, we reprioritized our development engineering on radio access networks, while we maintained our investment in key growth areas—CDMA 1X, iDEN and UMTS. We began developing strategic alliances for network products, and partnered both externally and within Motorola to provide total wireless solutions for customers.

  Customers

        The nature of our business is large, long-term contracts with major operators that require sizeable investments by our customers, often more than $100 million. In 2001, two customers represented approximately 35% of our sales (Nextel Communications, Inc. and KDDI, a service provider in Japan). In 2001, we announced major new infrastructure contracts with China Unicom and China Mobile totaling over $1.4 billion. We expect shipments under these contracts to be completed in 2002. The individual loss of any of our large customers could have a material adverse effect on the segment's business. Further, because our contracts are long-term, the loss of a major customer would impact performance in several quarters.

        Nextel is an important customer, and we have been their primary supplier of network equipment for over ten years. Nextel uses Motorola's proprietary iDEN technology to support its Nextel Direct Connect ™ service. Our contracts with Nextel are non-exclusive. Although our relationship is strong, Nextel is free to evaluate other suppliers and technologies, and we cannot be assured of our supplier status as Nextel considers its options with respect to next-generation technology.

  Competition

        We experience intense competition in worldwide markets from numerous competitors, ranging in size from some of the world's largest companies to small, specialized firms. Major competitors include Ericsson, Nokia, Lucent, Nortel, Siemens, Alcatel, NEC, Samsung and LG International. Based on annual sales in 2001, the segment is the third-largest global supplier of wireless infrastructure equipment and services.

        We have experienced significant competition in the market for digital products, especially as the industry transitions to 3G technology. GTSS is a supplier of 3G equipment for both CDMA 1X and UMTS technologies. We have a strong position in CDMA 1X, with 10 contract awards in 2001, bringing the total number of CDMA 1X awards to 15. The first wave of UMTS contracts has favored core network suppliers, and we did not maintain the number three position in terms of contract awards.

        Competitive factors in the market for the segment's products include: technology offered; price, payment terms; availability of vendor financing; product and system performance, product features, quality, delivery, availability and warranty; the quality and availability of service; company image; relationship with key customers; and time-to-market. Price is a major area of competition and often impacts margins for initial system bids. Time-to-market has also been an important competitive factor, especially for new systems and technologies.

  Payment Terms

        Payment terms vary worldwide. Generally, contract payment terms range from net 30 to 60 days. Some contracts include a holdback of certain residual amounts due to Motorola upon system acceptance by the customer. As required for competitive reasons, we may provide or arrange for long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price, as well as working capital. We also assist customers in obtaining financing from banks or other sources. Our largest single infrastructure financing, which was provided by the Motorola Credit Corporation (a wholly-owned subsidiary of Motorola), was for $1.6 billion. During 2001, we significantly reduced the amount of outstanding financing commitments and outstanding financial guarantees to third-parties for customers. In 2002, we expect to provide financing support to our customers while continuing to limit our financing exposure.

  Regulatory Matters

        Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries throughout the world, and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of the new licenses required to use frequencies. Typically, governments sell these licenses at auctions. Over the last several years, the cost of these licenses has increased significantly, particularly for frequencies used in connection with 3G technology. The significant cost for licenses has slowed and may continue to slow the growth of the industry. Growth is slowed because some operators have funding constraints limiting their ability to purchase new licenses or purchase new technology to upgrade their systems. Such occurrences might continue to have an effect on the segment's results.

  Backlog

        The segment's backlog amounted to $1.5 billion at December 31, 2001 and $2.1 billion at December 31, 2000. The 2001 order backlog is believed to be generally firm and 100% of that amount is expected to be shipped or earned under contract accounting during 2002. The forward-looking estimates of the firmness of such orders is subject to future events that may cause the percentage of the 2001 backlog actually shipped or earned under contract accounting to change.

  Intellectual Property Matters

        Patent protection is extremely important to our operations. We have an extensive portfolio of patents relating to our products, systems, technologies and manufacturing processes. Motorola is also licensed to use certain patents owned by others. The protection of these licenses is also important to our operations. Reference is made to the material under the heading "Other Information" for information relating to patents and trademarks and research and development activities with respect to this segment.

  Inventory, Raw Materials, Right of Return and Seasonality

        The segment's practice is to carry inventory to respond to customers' needs. In 2001, the segment reduced its inventory by 50% compared to 2000 levels. The reduction in inventory is in part due to outsourcing of certain manufacturing activities, streamlining of product offerings, and reducing the level of finished goods inventory.

        Materials used in the segment's operations are generally second-sourced to ensure a continuity of supply. Occasional shortages in purchased components do occur; however, these shortages have not had a large impact on our business. Energy necessary for the segment's manufacturing facilities consists of electricity, natural gas and gasoline, all of which are currently in generally adequate supply. The segment's facilities are highly automated and, therefore, require a reliable source of electrical power. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment's results.

        Generally, we do not permit customers to return products. Our business does not have seasonal patterns for sales.

  Our Facilities

        Our headquarters are located in Arlington Heights, Illinois. Major design centers include Arlington Heights and Schaumburg, Illinois; Chandler, Arizona; Fort Worth, Texas; Cork, Ireland; Vancouver, British Columbia, and Swindon, England. We operate manufacturing facilities in Schaumburg, Illinois; Fort Worth, Texas; Hangzhou and Tianjin, China; Swindon, England, and Jaguariuna, Brazil. The segment has also recently opened offices in Deer Park, Illinois.

  Commercial, Government and Industrial Solutions Segment

        The Commercial, Government and Industrial Solutions Sector ("CGISS" or the "segment") provides integrated communications and information solutions for commercial, government and industrial customers worldwide.

  Principal Products and Services

        We design, manufacture, sell, install and service analog and digital two-way radio voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets. In addition, the segment participates in the emerging market for integrated command and control solutions for public safety and enterprise customers. We also provide network services for two-way radio subscribers in international markets through joint ventures.

        Our products are sold directly through our own distribution force or through independent authorized distributors and dealers, commercial mobile radio service operators and independent commission sales representatives. The direct distribution force provides system engineering and installation and other technical and systems management services to meet the customer's particular needs. The customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of our authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations. Subscriber units are sold directly and through indirect distribution channels.

  Our Industry

        Significant events in the later part of 2001 have heightened the need for safety and security solutions worldwide. Public-safety, government and enterprise organizations are seeking a wide range of detection and prevention capabilities; communications interoperability and information sharing across many users, and integrated voice, data and video capabilities. We have been a leader in providing mission-critical communications and information solutions for more than 60 years, and our business is well positioned to participate in this emerging opportunity as customers solidify their funding for safety and security.

  Cost Reduction

        During 2001, we implemented a series of cost-reduction actions designed to improve our financial performance. We completed the shut down of manufacturing operations in Mount Pleasant, Iowa with the outsourcing of our radio manufacturing operation. We also closed our Atlanta, Georgia distribution center and consolidated our U.S. distribution operations in Elgin, Illinois. We tightened controls over operating budgets and reduced the number of our employees at our business by 28% since year-end 2000.

  Our Strategy

        During 2001, we also divested a number of non-strategic elements of our business portfolio. The largest of these was the sale of the Integrated Information Solutions Group (IISG), a supplier of advanced government electronics and communications solutions primarily for military and space applications in 2001. In addition, we also sold our RFID (radio frequency identification) business and interests in the ERG Smartcard Alliance. Other business exits included the BiStatix™ business, certain smart card businesses and a shared public trunk radio business. These portfolio changes have allowed us to intensify our focus on growth opportunities in integrated communications and information solutions.

  Customers

        The principal customers for two-way radio products and systems include public-safety agencies, such as police, fire, highway maintenance departments and forestry services; petroleum companies; gas, electric and water utilities; courier companies; telephone companies; diverse industrial companies; mining companies; transportation companies such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals, and companies in the construction, vending machine and service businesses. Our products are also sold and leased to various federal agencies for many uses, including homeland security.

        We have a large number of worldwide customers. The combined sales from our top ten customers represent less than 9% of 2001 segment sales. A loss or reduction in purchasing levels by a single customer or a few customers would not have a material adverse effect on our results.

  Competition

        Based on 2001 annual sales, we are the largest worldwide supplier of two-way radio communications solutions. We experience widespread, intense competition from numerous competitors ranging from some of the world's largest diversified companies to foreign, state-owned telecommunications companies to many small, specialized firms. Many competitors have their principal manufacturing operations located outside the U.S., which may serve to reduce their manufacturing costs and enhance their brand recognition in their locale. Major competitors include Tyco, M/A-Com, Nokia, Kenwood and E.F. Johnson.

        Competitive factors for our products, systems and solutions include: price; technology offered and standards compliance; features, performance, quality, availability, delivery and support, and the quality; and availability of service and systems engineering, with no one factor being dominant. An additional factor is the availability of vendor financing, as infrastructure customers continue to look to equipment vendors as an additional source of financing.

  Payment Terms

        Payment terms vary worldwide. Generally, contract payment terms range from net 30 to 60 days. Some contracts include a holdback of certain residual amounts due to Motorola upon system acceptance by the customer. As required for competitive reasons, we may provide or arrange for long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price. We provide limited leasing and conditional sale arrangements for some of our customers. The leases range from one to 10 years. A conditional sale agreement ("CSA") is a sale of equipment to the customer where the customer's right to ownership is conditioned on his or her performance under the CSA—most notably making all the payments.

  Regulatory Matters

        Users of two-way radios are regulated by a variety of governmental and other regulatory agencies throughout the world. In the U.S., users of two-way radios are licensed by the FCC, which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. The FCC's authority includes, among other things, the power to classify radio stations, prescribe the nature of the service to be rendered by each class of station, assign frequencies to the various classes of stations and regulate the kinds of equipment that may be used. Regulatory agencies in other countries have similar types of authority. Consequently, the business and results of this segment could be affected by the rules and regulations adopted by the FCC or regulatory agencies in other countries from time to time. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the two-way radio communications industry may be affected, however, by the regulations of the FCC or other regulatory agencies relating to the allocation of frequencies for land mobile communications users, especially in urban areas where such frequencies are heavily used.

  Backlog

        This segment's backlog amounted to $1.7 billion at December 31, 2001 and $2.3 billion at December 31, 2000. The 2001 backlog amount is believed to be generally firm, and approximately 70-75% of that amount is expected to be shipped or earned under contract accounting during 2002. This forward-looking estimate of the firmness of such orders is subject to future events that may cause the percentage of the 2001 backlog actually shipped or earned under contract accounting to change.

  Intellectual Property Matters

        Patent protection is very important to the segment's business. Reference is made to the material under the heading "Other Information" for information relating to patents and trademarks, and research and development activities with respect to this segment.

  Inventory, Raw Materials, Right of Return and Seasonality

        Our business includes providing custom products based on assembling basic units into a large variety of models or combinations. This requires the stocking of inventories and large varieties of piece parts and replacement parts, as well as a variety of basic level assemblies in order to meet short delivery requirements.

        Availability of the materials and components required by the segment is relatively dependable and certain, but normal fluctuations in market demand and supply could cause temporary, selective shortages and affect results. Direct sourcing of materials and components from foreign suppliers is becoming more extensive. We operate certain offshore subassembly plants, the loss of one or more of which could constrain our production capabilities and affect results. Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy. Current supplies of these forms of energy are generally considered to be adequate for this segment's U.S. and foreign operations. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. However, difficulties in obtaining any of these items could affect the segment's results.

        Generally, we do not permit customers to return products. Our business does not have seasonal patterns for sales.

  Our Facilities

        Our headquarters are located in Schaumburg, Illinois, and we have major manufacturing/assembly facilities in Elgin and Schaumburg, Illinois; Plantation, Florida; Tianjin, China; Penang, Malaysia; Jaguariuna, Brazil; Berlin, Germany, and Arad, Israel.

  Broadband Communications Segment

        The Broadband Communications Sector ("BCS" or the "segment") designs, manufactures and sells digital systems and set-top terminals for broadband cable and satellite television networks; high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP)-based telephony products; hybrid fiber/coaxial network transmission systems used by cable television operators; digital satellite television systems for programmers; direct-to-home (DTH) satellite networks and private networks for business communications, and digital broadcast products for the cable and broadcast industries.

  Principal Products and Services

        Our products include the DCT2000 and DCT5000 series interactive digital set-top terminals, which enable advanced interactive entertainment and informational services including video-on-demand, interactive program guides, Internet access and more. Our DVi series of interactive digital set-top terminals delivers advanced interactive services focused on the DVB-compliant market around the world. We also provide system control equipment, encoders, access control equipment and a wide range of satellite receivers.

        Our Surfboard® family of high-speed cable modems delivers Internet access to cable subscribers. In addition, we provide cable telephony and home networking solutions. To complete the end-to-end broadband network solution, we design and manufacture a diverse family of broadband infrastructure access solutions for broadband services including video, voice, and data communications.

        Our products are marketed primarily to cable television operators, satellite television programmers, and other communications providers worldwide and are sold primarily through our sales personnel who are skilled in the technology of these systems.

  Our Industry

        Demand for our products depends primarily on (i) capital spending by providers of cable services, satellite services and other communications services for constructing, rebuilding or upgrading their communications systems, and (ii) the marketing of advanced communications services by those providers. The amount of spending, and therefore a majority of our sales and profitability, are affected by a variety of factors, including: general economic conditions; the continuing trend of consolidation within the cable industry; the financial condition of cable television system operators and alternative communications providers, including their access to financing; technological developments; standardization efforts that impact the deployment of new equipment; and new legislation and regulations affecting the equipment sold by the segment. Due in part to the economic recession in 2001, our customers significantly reduced their capital spending from 2000 levels.

  Our Strategy

        Although the majority of our sales were made in North America, we believe there are significant opportunities for growth outside North America. We have placed increased focus on the European region as cable operators in this market begin to upgrade their systems to offer "triple-play" broadband services of video, voice and data communications.

        In late 2001 and early 2002 we continued our strategy of enhancing our end-to-end infrastructure product portfolio to address the emerging needs of broadband operators. In October 2001, we completed the acquisition of RiverDelta Networks, Inc., a leading provider of carrier-class broadband routing, switching, cable modem termination system (CMTS), and service management solutions. The addition of RiverDelta has increased our technical expertise and product offerings, with products ranging from high-density solutions for operators who want to support advanced services, to modular configurations for small/distributed networks. In January 2002, we completed the acquisition of Synchronous, Inc., a leading provider of fiber optic systems for video, data and voice transmission. The addition of the Synchronous technical staff and optical networking technology expands our infrastructure product suite to provide broadband network operators with the solutions they require to deliver an increasing number of data-intensive services.

  Cost Reduction

        As a result of overall economic conditions and reduced cable operator spending, we took actions during 2001 to reduce manufacturing, selling, general and administrative costs. Consistent with existing business conditions, we reduced manufacturing headcount and consolidated two manufacturing locations to reduce manufacturing costs. In addition, we reduced selling, general and administrative spending in all areas and reduced employees in this area by approximately 20% since the end of 2000.

  Customers

        Because of continuing consolidation within the cable industry worldwide, a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable television system operators. Last year, sales to our two largest customers, AT&T Broadband and Charter Communications, represented 32% of total sales. The loss of business from either of these customers or any other significant operator could have a material adverse effect on the segment's business. The segment does not have any material long-term contracts with its customers.

  Competition

        The businesses in which we operate are highly competitive. We compete worldwide in the market for digital set-top terminals for cable and satellite networks. Based on 2001 annual sales, we believe we are the leading provider of digital cable set-top terminals in North America. In North America, we primarily compete with Scientific Atlanta, Pioneer and Sony. Outside of North America, where we have a smaller market position, we compete with many equipment suppliers including most consumer electronics companies. We also compete worldwide in the market for broadband data products, which includes both cable and DSL modems. Based on 2001 annual sales, we believe that we are the leading provider of cable modems worldwide, competing primarily with Thomson/RCA, Toshiba, Terayon, COM21 and a number of smaller manufacturers. The rapid technological changes occurring in each of the markets in which we compete are expected to lead to the entry of many new competitors.

        Competitive factors for our products, systems and solutions include: technology offered; product and system performance, features, quality, delivery and availability, and price. We believe that we enjoy a strong competitive position because of our large installed cable television equipment base, strong relationships with major communication systems operators worldwide, technological leadership and new product development capabilities.

  Payment Terms

        Extended payment terms are provided to customers from time to time on a case-by-case basis. Such extended terms are isolated in nature and we do not expect large changes in our receivable days from existing levels.

  Regulatory Matters

        Many of our products are subject to regulation by the FCC or other communications regulatory agencies. In addition, our customers and their networks, into which our products are incorporated, are subject to government regulation. Government regulatory policies affecting either the willingness or the ability of cable operators to offer certain services, or the terms on which the companies offer the services and conduct their business, may affect the segment's results.

  Backlog

        The segment's backlog amounted to $755 million at December 31, 2001 and $1.0 billion at December 31, 2000. The 2001 order backlog is believed to be firm and 100% of that amount is expected to be shipped in 2002. The forward-looking estimates of the firmness of such orders is subject to future events, which may cause the percentage of the 2001 backlog actually shipped to change.

  Intellectual Property Matters

        We seek to build upon our core enabling technologies such as digital compression, encryption and conditional access systems, in order to lead the worldwide growth in the market for broadband communications networks. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology and improvements that we consider important to the development of our business. Although we believe that our patents provide a competitive advantage, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position, and will periodically seek to include our proprietary technologies in certain patent pools that support the implementation of standards. We are a founder of MPEG LA, the patent licensing authority established to foster broad deployment of MPEG-2 compliant systems. We have also licensed our digital conditional access technology, DigiCipher® II/MPEG-2, to other equipment suppliers. We also enter into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. These license agreements require the payment of certain royalties that are not expected to be material to the segment's financial results.

  Inventory, Raw Materials, Right of Return and Seasonality

        Substantially all of our products are manufactured at our facilities. Inventory levels are managed in line with existing business conditions and have declined in 2001 consistent with decreased sales levels.

        We source our raw materials primarily from large multinational corporations supplying the electronics and telecommunications industries. In general, we have access to several sources of supply for each component in our major products; however we have some components that are currently available only from single sources. We have inventory controls and other policies intended to minimize the effect of any interruption in the supply of components. We currently sole source certain parts from Broadcom Corporation for our digital set-top terminals and cable modems. Any material disruption in supply from Broadcom for certain products would have a material adverse impact on our operations. Electricity is the primary source of energy required for our manufacturing operations. These operations do not have significant risk relating to the availability of this energy source; however, possible shortages in the supply of electricity would affect the segment's operations. Labor is generally available in reasonable proximity to the segment's manufacturing facilities.

        Generally, we do not permit customers to return products. We have not experienced seasonal buying patterns for our products recently. However, as our retail cable modem sales increase, we may have increased sales during the holiday season at the end of each year.

  Our Facilities

        Our headquarters are located in Horsham, Pennsylvania. We also have research and development and administrative offices in: San Diego and San Jose, California; Tewksbury, Massachusetts; Deer Park, Illinois, and Lawrenceville, Georgia. We have several sales offices throughout North America, Europe, Latin America and the Far East, and we operate manufacturing facilities in Taipei, Taiwan; Nogales, Mexico; Singapore; Germany; Fort Worth, Texas, San Jose, California, and Tewksbury, Massachusetts.

  Semiconductor Products Segment

        The Semiconductor Products Sector ("SPS" or the "segment") designs, produces and sells embedded processors for the networking and computing, transportation and standard product, and wireless/broadband markets. SPS offers multiple technologies enabling customers to develop smarter, faster and synchronized products for the person, work team, home and automobile.

  Principal Products and Services

        SPS embedded processors are integrated semiconductor and software solutions. Semiconductors control and amplify electrical signals and are used in a broad range of electronic products, including consumer electronic products, computers, communications equipment, solid-state ignition systems and other automotive electronic products, major home appliances, industrial controls, robotics, aircraft, space vehicles and automatic controls. Embedded software increases application flexibility and shortens the cycle time of adapting our hardware with changing customer requirements. In the networking and computing market, SPS provides communication solutions for wireless and wireline networking infrastructure, and computing solutions for PCs and servers. In the emerging portfolio of wireless and broadband consumer communications, SPS products focus on connectivity, audio, video, imaging, graphics and RF embedded solutions. In the transportation and standard product market, SPS products include MCUs (microcontrollers), DSPs (digital signal processors), embedded MPUs (microprocessors), sensors and analog.

        We market our products through a global network of sales offices and operations. Our sales teams are augmented by a network of distributors, who extend the reach of products and services around the world.

  Our Industry

        The semiconductor industry, which traditionally has had volatile sales cycles, had its worst decline in history in 2001. Industry-wide sales declined more than 30%. Average selling prices for semiconductor products declined as manufacturers aggressively priced their products in response to declining demand. The industry was negatively impacted by excess manufacturing capacity in a declining market. Over the past several years and throughout the industry, manufacturers have been increasing capacity, much of which was not needed as demand for semiconductor products began to decline in the second half of 2000 and continued through 2001.

  Cost Reduction and Our Strategy

        In response to the decline in the industry, we implemented a cost-reduction program as part of our new business model. Our strategy is to focus our internal manufacturing capacity on leading edge and specialty technologies, while supplementing our internal manufacturing capacity with joint venture manufacturing facilities and purchases of products from outside vendors, primarily foundries.

        The new business model has three primary components. First, focusing on providing silicon-to-software solutions to the wireless communications, networking and transportation markets because we believe that these are growth markets. The personal computer market is maturing, and is dominated by a single well-entrenched competitor, providing little opportunity for us. Although the transportation market grows more slowly than other semiconductor product areas, we have an excellent market share position and this is a relatively stable market. The wireless communications and networking markets are expected to grow more rapidly than the overall industry because the current penetration level is much lower than in other segments, and the continual increase in the number of wireless applications will add additional value for end-customers.

        A key strategy to support this first element is creating proprietary, higher-value products to increase penetration of targeted embedded markets. We launched a new merchant market strategy in wireless to provide complete, embedded wireless 2.5G and 3G silicon-to-software solutions for global handset original equipment manufacturers (OEMs) and original equipment designers (ODMs). Our first 2.5G platform for the merchant market was introduced in September 2001. The Innovative Convergence™ i.250-silicon-to-software wireless handset solution addresses GSM and GPRS standards and a large part of the $26 billion wireless semiconductor market projected for 2004 by Gartner Dataquest. We are also expanding our offering of higher-margin System-on-a-Chip (SoC) solutions and have design wins with 20 leading auto industry suppliers over the next five years for the advanced 16-bit HCS-12 embedded Flash MCU family. In addition to migrating automotive customers from older, 8-bit architectures to this higher performance, higher-market 16-bit line, we are marketing the HCS-12 family through the distribution channel. Our programmable C-Port Network Processors (C-5) helps network and communications equipment vendors get to market faster by enabling them to program key features in C-level software rather than the traditional hardware (ASIC) approach. This greatly improves Time-to-Market and Time-in-Market for network equipment vendors by leveraging the power of standard high-level software for use in a wide range of high-performance network products.

        The second element of the new business model is to substantially reduce fixed asset expenditures and increase utilization rates. This includes sizing the organization to reflect the current business environment, closing older less efficient factories and moving production into remaining facilities. Employment reductions completed in 2001 totaled approximately 4,000, with an additional 6,000 reductions announced for completion during 2002, representing 28% of our workforce at December 2000 year end. The announced manufacturing closures and phase-outs will decrease the number of operating fabrication and high-volume assembly/test sites from 22 in 2000 to 10 at year-end 2002. In 2002 we will completely or partially shut-down manufacturing facilities in Sendai, Japan; Hong Kong; South Queensferry, Scotland; Austin, Texas; and Mesa, Arizona. When economically feasible, we plan to resume using foundries for a larger percentage of standard manufacturing, while using our facilities primarily to produce leading-edge and specialty technologies. We also will rely increasingly on joint ventures and partnerships to share the costs of funding major capital projects and research and development.

        The final element of the business model is to license more of our intellectual property to increase royalty revenues over the next several years. Included in this initiative are patent cross-licenses and process technology licenses and agreements with partners to commercialize manufacturing invention and know-how the segment created in the course of conducting business.

        Available capacity, cyclical customer demands, new product introductions and aggressive pricing have and could continue to impact our business and results. However, our new business model is intended to reduce our costs and improve our performance.

  Customers

        SPS sells its products worldwide to OEMs and a network of industrial distributors through its own sales force, agents and distributors. The segment generally targets as customers the leaders in the market segments in which its products are used as well as the companies we believe will be future leaders in these segments. Our top ten end-customers accounted for approximately 50% of segment revenue in 2001, and were: Apple, Bosch, Delphi, Hewlett Packard, Lucent, Motorola, Qualcomm, Siemens, Sony and Visteon. The volume of purchases by these customers has affected, and could continue to affect, segment results.

        Products manufactured by us and supplied to other operating units of Motorola collectively constitute the segment's largest customer at 22% of 2001 revenue (2000, 25%; 1999, 22%). No other customer accounted for 10% or more of our revenue in 2001.

  Competition

        We experience intense competition from numerous competitors ranging from large companies offering a full range of products to small companies specializing in certain segments of the market. The competitive environment also is changing as a result of increased alliances between competitors. Our top ten competitors in the semiconductor industry comprised half of the total market in 2001, based on estimates published by Gartner-Dataquest. At 16%, Intel's share was three times the size of its nearest competitor, due to its major penetration in the desktop PC market. The next nine largest semiconductor suppliers had market shares ranging from 3% to 5%; seven of the nine are headquartered outside the U.S. In 2001, based on sales, the segment had the 7th largest market share in the overall semiconductor market, with an estimated 3.5% share. However, the segment's shares of its targeted sub-markets are much higher both in percentages and relative positions.

        Important factors in competition include: price; technology offered; product features, quality, availability and warranty; the quality and availability of service; time-to-market; and company image. The ability to develop new products to meet customer requirements and to meet customer delivery schedules are also competitive factors.

  Payment Terms

        Generally, we do not provide extended payment terms.

  Backlog

        The segment's backlog amounted to $900 million at December 31, 2001 and $1.6 billion at December 31, 2000. Orders may be and are placed by customers for delivery up to 12 months in the future, but for purposes of calculating backlog, only the next 13 weeks requirements are reported. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Typically, binding agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, the segment believes that most of its order backlog is cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

  Intellectual Property Matters

        Patent protection is very important to our operations and has become even more important under our new business model discussed above. We intend to license more of our intellectual property over the next several years. In addition, Motorola is licensed to use certain patents owned by others and we benefit from those licenses. The protection of these licenses is also important to our operations. Reference is made to the material under the heading "Other Information" for information relating to patents and trademarks and research and development activities.

  Inventory, Raw Materials, Right of Return and Seasonality

        A majority of our products are built-to-order for our customers. We can have sizeable amounts of inventory on hand from time to time. The level of inventory reflects the long manufacturing process that is a feature of the semiconductor industry.

        The segment is not currently experiencing any shortages in obtaining raw materials. We purchase a substantial portion of certain supplies from Taiwan and contract with companies to test and assemble certain products in Taiwan. With respect to these and other supplies, the segment is constantly evaluating additional sources of supply to minimize the risk of obtaining materials from only a few sources. Electricity, oil and natural gas are used extensively in the segment's operations. All of these energy sources are available in adequate quantities for current needs. Electricity and oil are the primary energy sources for the segment's foreign operations, and, presently, there are no shortages of these sources; although the reliability of electrical power has been a problem from time to time at certain facilities outside of the U.S. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect SPS' results.

        We permit distribution customers to return products under a return program that limits the period for return and the quantity that can be returned. Our OEM customers can return products for up to 30 days. Our business does not have seasonal patterns for sales, although our results are affected by the cyclical nature of the semiconductor industry.

  Our Facilities

        Our headquarters are located in Austin, Texas. Our major facilities are located in Austin, Texas; Chandler, Mesa, Phoenix and Tempe, Arizona; Tianjin, China; Toulouse, France; Munich, Germany; Kwai Chung and Tai Po, Hong Kong; Sendai and Tokyo, Japan; Tel Aviv, Israel; Kuala Lumpur, Malaysia; Singapore, and East Kilbride and South Queensferry, Scotland. SPS is consolidating its production network into fewer integrated "anchor" sites for economies of scale and improved efficiency.

  Integrated Electronic Systems Segment

        The Integrated Electronic Systems Sector ("IESS" or the "segment") designs, manufactures and sells automotive and industrial electronics systems and solutions, telematics products and solutions, portable energy storage products and systems, and multi-function embedded board and computer system products.

  Principal Products and Services

        The Automotive and Industrial Electronics Group ("AIEG") uses its high-quality application and engineering expertise to design and sell custom electronic solutions for original equipment manufacturers ("OEMs"), including foreign and domestic automobile manufacturers, heavy vehicle manufacturers, farm equipment manufacturers and industrial customers.

        The Telematics Communications Group ("TCG") provides automotive customers with integrated wireless handsets and a variety of wireless Internet systems, including navigation and driver safety, and hands-free Internet access.

        During 2001, a strategic reorganization occurred by combining AIEG with TCG to form the Automotive Communications and Electronic Systems ("ACES") Group. ACES was formed to bring greater focus to customer needs and to offer a broader automotive communications solutions portfolio.

        The Energy Systems Group ("ESG") delivers complete portable energy system solutions for many of today's leading brand-name wireless handsets, notebooks, palm computers, and other portable electronic products. A significant portion of ESG sales is to other businesses within Motorola, primarily the personal communications segment business.

        The Motorola Computer Group ("MCG") specializes in embedded computing technology that is integrated by OEMs into a wide variety of products, including: products and solutions utilized in telecommunications infrastructures; CAT scanners and MRI medical systems; flight simulators, and semiconductor manufacturing equipment.

        We market our products through a direct sales force, channel distributors and strategic distribution partners.

  Our Industry

        We participate in three industries. We provide products and systems used in cars, portable energy systems such as batteries used in wireless devices, and embedded computing technology used in a wide variety of products and equipment. Demand for most of our products is linked to consumer demand for cars and wireless devices. All of the industries in which we participate have been impacted by the economic recession.

  Cost Reduction

        During 2001, we continued implementing major cost-reduction actions intended to improve our cost structure, refocus our long-term strategies and improve the competitiveness of the segment. We moved production from Dublin, Ireland; Harvard, Illinois and Lawrenceville, Georgia to Nogales, Mexico; Penang, Malaysia and Tianjin, China; as a result we stopped manufacturing at the three manufacturing facilities mentioned above. We are also in the process of moving the auto body production from Elma, New York to Nogales, Mexico, and, as a result, we have significantly downsized the Elma manufacturing facility. Based upon a re-assessment of the ACES cost structure, we exited the facility in Stotfold, UK and are in the process of establishing the regional automotive headquarters in Munich, Germany. We exited several businesses to re-align our long-term business strategies; as a result we consolidated and closed several sales, distribution and administration facilities. In addition, as part of the programs mentioned above, we reduced the number of our employees by 21% since the end of 2000.

  Customers

        A large part of our business is dependent upon other Motorola businesses, collectively, and three external automotive manufacturers. We sold 52% of our products to four customers: 25% to Motorola, 10% to Ford (including Jaguar), 9% to Daimler-Chrysler and 8% to GM (including OnStar). Each of these key customers is served by more than one group within the segment and with multiple products from the groups. The loss of a significant portion of these customers' business could have a material adverse effect upon the segment.

        During 2001, all business groups have experienced a decrease in product demand, mainly due to weakened economic conditions. Both sales and orders were down for ACES, due largely to a decrease in vehicle production in the U.S. and Europe. ESG sales and orders were down due to the decrease in wireless handset demand throughout the industry. Both revenue and orders were down significantly for MCG, due to a significant market downturn in the telecommunication industry.

  Competition

        Demand for the products of ACES is linked to automobile sales in the U.S. and other countries. Demand for ESG products is substantially linked to the sales of other industry segments within Motorola. Demand for MCG products is linked to demands for manufacturing systems, imaging, and telecommunications products in the U.S. and other countries. The segment experiences competition from numerous global competitors, including automobile manufacturers' internal or affiliated electronic control suppliers.

        ACES is the market leader for Telematics and pressure sensor systems and products; key competitors include Delphi and Visteon. ESG is currently the third-largest provider of portable energy system solutions; key competitors include Sony, Panasonic, Sanyo and Toshiba. MCG is the market leader for VME technology (a flexible open-ended business system used in Europe) and one of the top three providers for CompactPCI Board products; key competitors include Intel, Sun Microsystems and Radisys.

        Competitive factors in the sale of our products include: price; product quality, performance and delivery; supply integrity; quality reputation; responsiveness; and design and manufacturing technology. An additional factor for MCG products is the availability of compatible software.

  Payment Terms

        Generally, contract payment terms range from net 30 to 60 days.

  Backlog

        The segment's backlog amounted to $261 million at December 31, 2001 and $407 million at December 31, 2000. Our 2001 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 2002. This forward looking estimate of the firmness of such orders is subject to future events that may cause the percentage of the 2001 backlog actually shipped to change.

  Intellectual Property Matters

        Patent protection is important to our business. Reference is made to the material under the heading "Other Information" for information relating to patents and trademarks and research and development activities with respect to this segment.

  Inventory, Raw Materials, Right of Return and Seasonality

        The segment does not carry significant amounts of inventory.

        All materials used by our operations are readily available at this time. We use electricity and gas in our operations, which are currently adequate in supply. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. However, difficulties in obtaining any of the aforementioned items could affect our results.

        In certain circumstances, and primarily in our MCG business, we permit customers to return products. We believe that the return policies in all businesses conform to standard industry practices. We have not experienced seasonal buying patterns for our products.

  Our Facilities

        Our headquarters are located in Northbrook, Illinois. We also have major facilities located in Tempe, Arizona; Lawrenceville, Georgia; Elk Grove, Illinois; Farmington Hills, Michigan; Elma, New York; Seguin, Texas; Nogales, Mexico; Tianjin, China; Angers, France, and Penang, Malaysia. We stopped manufacturing in Lawrenceville, Georgia; Harvard, Illinois; Stotfold, England; and Dublin, Ireland during 2001.

  Other Products Segment

        The Other Products segment includes: (i) various corporate programs representing developmental businesses and research and development projects, (ii) the Company's holdings in cellular operating companies outside the U.S., (iii) the Internet Software and Content Group, which provides end-to-end application services to the Company's segments, and (iv) Next Level Communications, Inc., a publicly-traded subsidiary in which Motorola has a controlling interest.

  Other Information

        Financial Information About Segments.    The response to this section of Item 1 incorporates by reference Note 9, "Information by Segment and Geographic Region," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

        Customers.    While Motorola does not sell 10% or more of its products and services to any one customer, it does have several large customers, the loss of one or more of which would have a material adverse effect on Motorola. Based on 2001 annual sales, important Motorola customers include Nextel Communications, Inc., China Mobile, China Unicom and KDDI.

        Approximately 2.3% of Motorola's total sales and revenues in 2001 were received from various branches and agencies, including the armed services, of the U.S. Government. This included sales from our Integrated Information Solutions Group, which we sold at the end of the third quarter 2001. A substantial portion of our sales in 2001 to the U.S. Government were from this business. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.

        Government contractors, including Motorola, are routinely subjected to numerous audits and investigations, which may be either civil or criminal in nature. The consequences of these audits and investigations may include administrative action to suspend business dealings with the contractor and to exclude it from receiving new business. In addition, Motorola, like other contractors, is internally reviewing aspects of its government contracting operations, and, where appropriate, taking corrective actions and making voluntary disclosures to the Government. These audits and investigations could adversely affect Motorola's ability to get new business from the U.S. Government.

        Backlog.    Motorola's aggregate backlog position, including the backlog position of subsidiaries through which some of its business units operate, as of the end of the last two fiscal years, was approximately as follows:

December 31, 2001	$7.53 billion
December 31, 2000	$9.62 billion

        Except as previously discussed in this Item 1, the orders supporting the 2001 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 93% of orders on hand at December 31, 2001 are expected to be shipped or earned with respect to contracts accounted for under percentage-of-completion of accounting during 2002. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.

        Generally, Motorola recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and collection of the related receivable is probable which is generally at the time of shipment. Accruals are established for price protection, returns and cooperative marketing programs with distributors related to these sales. For long-term contracts, Motorola uses the percentage-of-completion method to recognize revenues and costs based on the percentage of costs incurred to date compared to the total estimated contract costs. For contracts involving new unproven technologies, revenues and profits or parts thereof are deferred until technological feasibility is established, customer acceptance is obtained and other contract-specific terms have been completed. Provisions for losses are recognized during the period in which the loss first becomes apparent. Revenue for services is recognized ratably over the contract term or as services are performed.

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

        Research and development expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $4.3 billion in 2001, $4.4 billion in 2000 and $3.6 billion in 1999 representing a 3% decline in 2001 as compared to 2000 and a 25% increase in research and development activity in 2000 in comparison to 1999, primarily related to initiatives in the Global Telecom Solutions segment. In addition, research funded under customer-sponsored contracts amounted to approximately $239 million in 2001, $155 million in 2000 and $218 million in 1999. Motorola continues to believe that a strong commitment to research and development is required to drive long-term growth. Approximately 21,300 professional employees were engaged in such research activities (including customer-sponsored contracts) during 2001.

        Patents and Trademarks.    Motorola seeks to obtain patents and trademarks to protect our proprietary position whenever possible and practical.

        As of December 31, 2001, Motorola owned approximately 11,185 utility and design patents in the U.S. and 10,651 patents in foreign countries. These foreign patents are mostly counterparts of Motorola's U.S. patents, but an increasing number result from research conducted outside the U.S. and are originally filed in the country of origin. During 2001, Motorola was granted 808 U.S. utility and design patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. In some instances, certain of the patents licensed by Motorola to others have generated meaningful amounts of income to Motorola.

        Motorola has obtained registration of the "MOTOROLA" and "Stylized M Logo" trademarks and has adopted and made application for the "INTELLIGENCE EVERYWHERE" trademark throughout the world to designate its products and services across all businesses of the company. These marks are valuable corporate assets. Certain other trademarks and service marks of Motorola are registered in relevant markets. Motorola's increasing focus on marketing products directly to consumers is reflected in an increasing emphasis on brand equity creation and protection. The DIGITAL DNA™ brand remains a strong and highly visible presence in the semiconductor branding strategy.

        Environmental Quality.    Motorola operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The balance of the response to this section of Item 1 incorporates by reference the information contained under the captions "Environmental" and "Other" in Note 8, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

        Employees.    At December 31, 2001, there were approximately 111,000 employees of Motorola and its subsidiaries other than the Next Level Communications as compared to approximately 147,000 employees at December 31, 2000.

        Financial Information About Foreign and Domestic Operations and Export Sales.    Domestic export sales to third parties were $2.20 billion, $1.91 billion and $2.58 billion for the years ended December 31, 2001, 2000 and 1999, respectively. Domestic export sales to affiliates and subsidiaries, which are eliminated in consolidation, were $2.93 billion, $7.28 billion and $6.72 billion for the years ended December 31, 2001, 2000 and 1999, respectively.

        The remainder of the response to this section of Item 1 incorporates by reference Note 8, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and the "2001 Compared to 2000" and "2000 Compared to 1999" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the appendix to Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

  Business Risk Factors

        Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) "Industry Environment and Our Business," about improvement in our market and opportunity for growth, (ii) "Personal Communications Segment," about the impact from the loss of key customers, expected shipments during 2002, the allocation and regulation of frequencies, the impact of the significant cost for 3G licenses, component shortages, and the availability of supplies and labor, and the seasonality of the business; (iii) "Global Telecom Solutions Segment," about the timing and volume of the build-out of next-generation infrastructure systems, planned employee reductions, the impact from the loss of key customers, competitiveness of products, expected shipments during 2002, vendor financing, the allocation and regulation of frequencies, the impact of the significant cost for 3G licenses, and the availability of supplies and labor; (iv) "Commercial, Government and Industrial Solutions Segment," about the new opportunities in the safety and security markets, the impact from the loss of key customers, allocation and regulation of frequencies, expected shipments during 2002 and the availability of supplies and labor; (v) "Broadband Communications Segment," about the impact from the loss of key customers, the impact of regulatory matters, expected shipments during 2002, the impact of licensing agreements, and the availability of supplies and labor; (vi) "Semiconductor Products Segment," about growth in markets, the use of foundries and partnerships, plans to license intellectual property, the impact from the loss of key customers, the impact of available capacity, cyclical customer demands, new product introductions and aggressive pricing, capital expenditures, opportunities outside the U.S., expected shipments during 2002, backlog and the availability of supplies and labor; (vii) "Integrated Electronic Systems Segment," about the impact from the loss of key customers, expected shipments during 2002, and the availability of supplies and labor; (viii) "Other Information," about expected shipments during 2002, large system orders and competitiveness through research and development and utilization of technology; (ix) "Item 2: Properties," about plans to sell or shut down currently operating facilities; and (x) "Item 3: Legal Proceedings," about the ultimate disposition of pending legal matters.

        We wish to caution the reader that the following important business risks and factors, and those business risks and factors described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Impact of the Economic Recession

  •
  Our business has been very negatively impacted by the economic recession that began in the latter part of 2000. We incurred a sizeable net loss in 2001 and expect to continue to incur a net loss in the first half of 2002. The success of ongoing changes in fiscal, monetary and regulatory policies worldwide will continue to influence the severity and the length of this recession. If these actions are not successful in spurring overall economic recovery, our business will continue to be negatively impacted as our customers buy fewer products and services from us.

Downturn in the Telecommunications Industry

  •
  The economic recession and "dot com" bust has had a materially negative impact on the worldwide telecommunications industry during late 2000 and throughout 2001. The rate at which the telecommunications industry improves is critical to our ability to improve our overall financial performance.

Uncertainty of Current Economic Conditions

  •
  Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make. The future direction of the overall domestic and global economies will have a significant impact on our overall performance.

  •
  The terrorist attacks in 2001 created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the attacks. The long-term effects of the attacks on our business and the global economy remain unknown. In addition, the potential for future terrorist attacks is creating worldwide uncertainties and makes it very difficult to estimate how quickly the economy will recover and our business will improve.

Impact of Cost-Reduction Efforts

  •
  During the second half of 2000 and throughout 2001, we implemented a strategic initiative to reduce costs and simplify our product portfolios in all of our businesses. We discontinued product lines, exited businesses, consolidated manufacturing operations and reduced our employee population by approximately 36,000. The impact of these cost-reduction efforts on our profitability may be influenced by:

  •
  Our ability to successfully complete these ongoing efforts.

  •
  The possibility that these efforts may not generate the level of cost savings we expect or enable us to effectively compete and return to profitability.

  •
  The risk that we may not be able to retain key employees.

        Since these cost-reduction efforts involve all aspects of our business, they could adversely impact productivity to an extent we did not anticipate. Even if we successfully complete these efforts and generate the anticipated cost savings, there may be other factors that adversely impact our profitability.

Increasing Cost of Licenses to Use Radio Frequencies

  •
  Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless services. The growth of the wireless communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use.

  •
  Industry growth has been and may continue to be affected by the cost of new licenses required to use frequencies. Typically, governments sell these licenses at auctions. Over the last several years, the cost of these licenses has increased significantly, particularly for frequencies used in connection with 3G technology. The significant cost for licenses has slowed and may continue to slow the growth of the industry. Growth is slowed because some operators have funding constraints limiting their ability to purchase new licenses or technology to upgrade systems. The financial results for a number of our businesses have been and may continue to be affected by the cost of new licenses.

Adequate Supplies

  •
  Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers and internal manufacturing capacity. We have experienced shortages in the past, including components for wireless handsets, that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our businesses.

  •
  We have developed outsourcing arrangements for the design and/or manufacture of certain products and components. If these third parties fail to deliver quality products and components on time and at a reasonable price, we could have difficulties fulfilling our orders and our sales and profits could decline.

Financial Flexibility

  •
  From time to time we access the capital markets to obtain long-term financing. Although we believe that we can continue to access the capital markets in 2002 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by: (1) the significant amount of long-term financing we completed in late 2000 and throughout 2001, (2) our credit ratings, and (3) the health of the telecommunications industry. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. There can be no assurances that we will continue to have access to the capital markets on favorable terms.

  •
  During 2001, our commercial paper credit ratings were downgraded from "A-1/P-1" to "A-2/P-2". Given the much smaller size of the market for commercial paper rated "A-2/P-2" and the number of large commercial paper issuers whose recent credit downgrades have placed them in this market, commercial paper or other short-term borrowings may be unavailable or of limited availability to participants in this market. Although we continue to issue commercial paper, we have greatly reduced it as a funding source. Outstanding commercial paper decreased from $6.2 billion at the end of 2000 to $514 million at the end of 2001. There can be no assurances that we will continue to have access to the commercial paper markets on favorable terms.

Ability to Draw Under Credit Facilities and Obtain New Credit Facilities

  •
  We view our existing one-year and five-year revolving domestic credit facilities as sources of available liquidity. These facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We have never borrowed under these facilities. If we wish to borrow under these facilities in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. By their terms, these credit facilities expire in July and September of 2002. We plan on obtaining new domestic credit facilities to replace these expiring facilities. However, we anticipate that the terms on which we get this financing may be less favorable than the current terms because of our recent financial performance and current market conditions.

Rapid Technological Change

  •
  The markets for our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments carried out by our competitors. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly our business will suffer.

Strategic Acquisitions and the Integration of New Businesses

  •
  In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (1) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) the potential loss of key employees of the acquired businesses; (5) the risk of diverting the attention of senior management from our operations; (6) the risks of entering new markets in which we have limited experience; and (7) difficulties in expanding our information technology systems to accommodate the acquired businesses.

  •
  Many acquisition candidates in the industries in which we participate carry higher relative valuations than we do. These candidates enjoy higher price to earnings or other valuation multiples than we do. This is particularly evident in software and services businesses. Acquiring a business that has a higher valuation than Motorola is dilutive to our earnings, especially when the acquired business has little or no revenue. We may not pursue opportunities that are highly dilutive to earnings and have, in the past, foregone such acquisitions.

  •
  Key employees of acquired businesses may receive substantial value in connection with a transaction in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. To retain such employees and integrate the acquired business, we may offer additional, sometimes costly, retention incentives.

  •
  The impact of recently adopted accounting rules may further deter us from pursuing acquisition candidates whose value is largely attributable to goodwill. Under these new rules, we must record, rather than amortize, the value of goodwill acquired in connection with business combinations and perform an impairment test on the recorded goodwill at least annually. If the value of goodwill were impaired, we would be required to recognize a charge against our earnings. Uncertainty as to the timing and magnitude of any such charge would influence our decision to acquire businesses whose values far exceed their tangible assets.

Strategic Alliances

  •
  Our success is, in part, dependent upon our ability to effectively partner with other industry leaders to meet customer product and service requirements.

Fluctuations in the Fair Values of Portfolio Investments

  •
  We hold a portfolio of investments in various issuers. Since the majority of these securities represent investments in technology companies, the fair market values of these securities are subject to significant price volatility and, in general, have suffered severe declines in market value since mid-2000. In addition, the realizable value of these securities is subject to market and other conditions.

  •
  We also have invested in numerous privately held companies, many of which can still be considered in startup or developmental stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose all or substantially all of our investment in these companies and in some cases have.

Recruitment and Retention of Employees

  •
  Competition for key technical personnel in high-technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate and retain qualified engineers and other highly skilled personnel needed to compete and develop successful new products. We may not be as successful at recruiting, assimilating and retaining these highly skilled personnel as our competitors, especially because of our recent employee reductions.

Changes in Government Policy or Economic Conditions

  •
  Our results may be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. Our results may also be affected by social and economic conditions, which impact our operations, including in emerging markets in Asia and Latin America and in markets subject to ongoing political hostilities, including in regions of the Middle East.

Risk Related to Our International Operations and Sales

  •
  Our customers are located throughout the world and more than half of our sales are outside of the U.S. In addition, we have many manufacturing, administrative and sales facilities outside the U.S. Approximately 52% of our employees are employed outside the U.S.

  •
  As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks, including from: (1) tariffs and trade barriers; (2) regulations related to customs and import/export matters; (3) longer payment cycles; (4) tax issues; (5) currency fluctuations; (6) challenges in collecting accounts receivable; (7) cultural and language differences; and (8) employment regulations.

  •
  We have sizeable operations in China, including manufacturing operations and 13% of our sales are made in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely impacted by changes to or interpretation of Chinese law.

  •
  We have operations, including manufacturing operations, in Israel and also sell our products there. The current political unrest could negatively impact our operations and sales in Israel.

Uncertainties of the Internet

  •
  There are currently few laws or regulations that apply directly to access to, or commerce on, the Internet. We could be adversely affected by any such regulation in any country where we operate. The adoption of such measures could decrease demand for our products and at the same time increase the cost of selling such products.

Outcome of Litigation; Protection of Patents

  •
  Our results could be materially adversely impacted by unfavorable outcomes to any pending or future litigation, including any relating to the Iridium project.

  •
  Our results may be affected by the outcome of pending and future litigation and the protection and validity of patents and other intellectual property rights. Our patent and other intellectual property rights are important competitive tools and many generate income under license agreements. There can be no assurances as to the favorable outcome of litigation or that intellectual property rights will not be challenged, invalidated or circumvented in one or more countries.

Development of New Products and Technologies

  •
  Our results are subject to risks related to our significant investment in developing and introducing new products, such as: (1) advanced digital wireless handsets; (2) CDMA and other technologies for 3G wireless networks; (3) products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems; (4) integrated digital radios; and (5) advanced semiconductor products. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products, particularly as our focus on the consumer market increases; (iii) the development of industry standards; (iv) the significant amount of resources we must devote to the development of new technology; and (v) the ability to differentiate our products and compete with other companies in the same markets.

Transition to Newer Digital Technologies

  •
  Our success, in part, will be affected by the ability of our wireless businesses to continue our transition to newer digital technologies, particularly 3G technology, and successfully compete in that business and gain market share. We face intense competition in these markets from both established companies and new entrants. Product life cycles can be short and new products are expensive to develop and bring to market.

Demand for Customer Financing

  •
  The competitive environment in which we operate may require us to provide significant amounts of long-term customer financing. Customer financing arrangements may include all or a portion of the purchase price for our products and services, as well as working capital. In some circumstances these loans can be very large. We may also assist customers in obtaining financing from banks and other sources. Our success, particularly in our infrastructure businesses, may be dependent, in part, upon our ability to provide customer financing on competitive terms.

Customer Credit Risk

  •
  While we have generally been able to place a portion of our customer financings with third-party lenders, a portion of these financings are supported directly by us. There can be higher risks associated with some of these financings, particularly when provided to start-up operations such as local network providers, to customers in developing countries, or to customers in specific financing-intensive areas of the industry (such as 3G wireless operators). In 2001, we had to establish reserves for over $1.5 billion of our finance receivables due to customer defaults. Should additional customers fail to meet their obligations, losses could be incurred and such losses could have an adverse effect on us.

Risks from Large System Contracts

  •
  We are exposed to risks due to large system contracts for infrastructure equipment and the resulting reliance on large customers. These include: (1) the technological risks of such contracts, especially when the contracts involve new technology, and (2) the financial risks to us under these contracts, including the estimates inherent in projecting costs associated with large contracts and the related impact on operating results.

Renewed Growth in the Cable Industry

  •
  The cable industry is a major customer of our Broadband Communications segment. The ability of that segment to grow is dependent, in part, on growth in the cable industry and that industry's ability to compete with other entertainment providers. Due to the economic recession in 2001 cable operators significantly reduced their capital spending.

Impact of Consolidations in the Telecommunications and Cable Industries

  •
  The telecommunications and cable industries have experienced significant consolidation and this trend is expected to continue. We and one or more of our competitors may each supply products to the companies that have merged or will merge. This consolidation could result in delays in purchasing decisions by the merged companies and/or Motorola playing a lesser role in the supply of communications products to the merged companies.

  •
  Because of continuing consolidation within the cable industry worldwide, a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable television system operators. Last year, sales to BCS's two largest customers, AT&T Broadband and Charter Communications, represented 32% of BCS's total sales.

Recovery from Semiconductor Market Recession

  •
  Semiconductor industry-wide sales declined by 30% in 2001. Our results will be impacted by the current recession in the semiconductor market and our participation in any recovery. We refocused our semiconductor business to participate in some of the semiconductor markets with the best growth potential. There can be no assurances that this strategy will be successful.

Ability to Compete in Semiconductor Market

  •
  Our success is dependent, in part, on the ability of our semiconductor business to compete in the highly competitive semiconductor market. Factors that could adversely affect our ability to compete include: (1) production inefficiencies and higher costs related to underutilized facilities; (2) shortage of manufacturing capacity for some products; (3) competitive factors, such as rival chip architectures, mix of products, acceptance of new products and price pressures; (4) risk of inventory obsolescence due to shifts in market demand; (5) renewed growth of embedded technologies and systems and our ability to compete in that market; and (6) the effect of orders from our equipment businesses.

Success and Impact of Increased Use of Foundry Manufacturing Capacity and Partnerships

  •
  The success of our semiconductor business may be dependent on its ability to increase utilization of foundry manufacturing capacity and partner with other manufacturers to share costs of funding major capital projects. These efforts may impact our capital expenditures, production costs and ability to satisfy delivery requirements.

Renewed Growth in the Automobile Industry

  •
  Demand for our automotive products is linked to consumer demand for automobiles. The automobile industry has been adversely impacted by the economic recession. Renewed growth for automotive products is partially dependent on increased vehicle production in the U.S. and Europe.

  Additional Risk Factors Included In Proxy Statement

        Certain portions of Motorola's Proxy Statement for the 2002 annual meeting of stockholders with Management's Discussion and Analysis and Consolidated Financial Statements are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those beginning on page F-35 of the appendix to Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

        ® Reg. U.S. Patent & Trademark Office.

        MOTOROLA and the Stylized M Logo are registered in the U.S. Patent and Trademark office. All other products or service names are the property of their respective owners.

Item 2:    Properties

        Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Its other major facilities in the U.S. are located in Arlington Heights, Deer Park, Elgin, Elk Grove, Harvard, Libertyville, Northbrook and Schaumburg, Illinois; Chandler, Mesa, Phoenix and Tempe, Arizona; Boynton Beach and Plantation, Florida; Lawrenceville, Georgia; Horsham, Pennsylvania; Austin, Ft. Worth and Seguin, Texas; South Plainfield, New Jersey; Tewksburg, Massachusetts; Farmington Hills, Michigan, and San Diego, California. Motorola also operates manufacturing facilities and sales offices in many other countries. (See "Item 1: Business" for information regarding the location of the principal manufacturing facilities for each industry segment.) Motorola owns 90 facilities (manufacturing, sales, service and office), 49 of which are located in North America and 41 of which are located in other countries. Motorola leases 490 facilities, 205 of which are located in North America and 285 of which are located in other countries. Through acquisitions of various businesses throughout 2001, Motorola acquired 14 additional sites, which are included in the preceding totals. In 2001, development of sites located in Deer Park and Elgin, Illinois, and Markham, Ontario was completed and the sites were occupied. Development of these sites was part of a program to consolidate facilities and allowed Motorola to vacate a number of leased facilities.

        Motorola generally considers the productive capacity of the plants operated by each of its industry segments adequate and sufficient for the requirements of each business group.

        As part of Motorola's overall strategy to reduce operating costs and improve the financial performance of the corporation, a number of businesses and facilities have either been sold or are currently for sale. In connection with the sale of the IISG business in Scottsdale, Arizona, Motorola sold three facilities totaling 1.5 million square feet and leased back 191 thousand square feet. A facility in Mansfield, Massachusetts and a training facility used by Motorola University in Tempe, Arizona were sold. The Dublin, Ireland facility was sold. Facilities in Mesa, Arizona; Irvine, California; Boynton Beach, Florida; Sendai, Japan, and South Queensferry, Scotland are currently up for sale.

        The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

Item 3:    Legal Proceedings

  Environmental Cases

        Motorola was a named defendant in seven cases arising out of alleged groundwater, soil and air pollution in Phoenix and Scottsdale, Arizona. McIntire et al. v. Motorola was pending in the U.S. District Court for the District of Arizona, while Baker et al. v. Motorola et al., Lofgren et al. v. Motorola et al., Bentancourt et al. v. Motorola et al., Ford et al. v. Motorola et al., Wilkins et al. v. Motorola et al. and Dawson et al. v. Motorola, et al. were pending in the Arizona Superior Court, Maricopa County. Motorola has settled all the cases, received court approvals of the settlements and the cases are concluded.

  Personal Injury Cases

        Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. Kane, et al., v. Motorola, Inc., et al., filed December 13, 1993 in the Circuit Court of Cook County, Illinois, alleges that plaintiffs' brain cancer was caused or aggravated by a prototype communication device. On May 11, 2000, the Court entered summary judgment in Motorola's favor holding that there was no evidence to support plaintiffs' theory of causation. Plaintiffs' appeal is pending. Medica et al., v. Motorola, Inc., et al., filed September 7, 1999, in the District Court of Clark County, Nevada; Newman et al., v. Motorola, Inc., et al., filed August 1, 2000, in the Circuit Court for Baltimore City, Maryland, and subsequently removed to the U.S. District Court; Murray v. Motorola, Inc., et al., filed November 15, 2001, in the Superior Court of the District of Columbia and subsequently removed to the U.S. District Court; Brower v. Motorola, Inc., et al., filed April 19, 2001, in the Superior Court of the State of California, County of San Diego, and subsequently removed to the U.S. District Court; Agro et. al., v. Motorola, Inc., et al., filed February 26, 2002, in the Superior Court of the District of Columbia; Cochran et. al., v. Audiovox Corporation, et al., filed February 26, 2002, in the Superior Court of the District of Columbia, and Schofield et. al., v. Matsushita Electric Corporation of America, et al., filed February 26, 2002, in the Superior Court of the District of Columbia all allege that use of a cellular phone caused a malignant brain tumor. The Brower complaint also seeks relief on behalf of a class of all persons who purchased cellular phones in the state of California since 1994. Plaintiffs' specified actual and punitive damages aggregate approximately $950 million; some cases do not specify damages.

        On May 26, 2000, a purported nationwide class action suit, Naquin, et al., v. Nokia Mobile Phones, et al., was filed against Motorola and several other cellular phone manufacturers and carriers in the Civil District Court for the Parish of Orleans, State of Louisiana, claiming that the failure to incorporate a remote headset into cellular phones rendered the phones defective and, by later amendment, that cellular phones cause undisclosed injury to cells and other health risk. The defendants have removed the case to the U.S. District Court. Similar state class action suits were filed on April 19, 2001, in the Circuit Court for Baltimore City, Maryland, Pinney and Colonell v. Nokia, Inc., et al., in the Pennsylvania Court of Common Pleas, Philadelphia County, Farina v. Nokia, Inc., et al., on April 20, 2001, in the Supreme Court of the State of New York, County of Bronx, Gillian et al., v. Nokia, Inc., et al., and on June 8, 2001, in the Superior Court of Fulton County, State of Georgia, Gimpelson v. Nokia Inc, et. al. The defendants removed all of the cases to federal court and plaintiffs have moved to remand the cases to state court. On October 31, 2001, the Judicial Panel on Multidistrict Litigation ruled that four of the cases, Naquin, et al. v. Nokia Mobile Phones, et al.; Pinney, M.D., et al. v. Nokia Inc., et al.; Gilliam, et al. v. Nokia Inc, et al; and Farina v. Nokia Inc, et al. should be transferred to the Federal District Court for the District of Maryland for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (MDL Proceeding). On December 14, 2001, the panel transferred Gimpelson v. Nokia, Inc., et. al. to the MDL Proceeding. On January 9, 2002 defendants sought transfer and consolidation of the Brower complaint with the MDL Proceeding, and on January 31, 2002, the panel entered a conditional transfer order.    The plaintiffs seek compensatory damages, declaratory and injunctive relief.

  Iridium Cases

        Motorola has been named as one of several defendants in putative class action securities lawsuits pending in the District of Columbia arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business.    On March 15, 2001, the federal district court judge consolidated the various securities cases under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. The plaintiffs seek an unspecified amount of damages. In addition, Motorola has been named as a defendant in Andrews, et al. v. Iridium World Communications, LTD, et al., in the Superior Court of California (San Diego) in June 2000; the 42 plaintiffs were purchasers of Iridium securities and allege violations of California law relating to securities and are seeking an unspecified amount of damages.

        Motorola has been sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences. The plaintiffs seek in excess of $4 billion in damages.

        Motorola is also a defendant in three lawsuits relating to Iridium filed by The Chase Manhattan Bank. During November and December 2001, a bench trial was held on Chase's claims in The Chase Manhattan Bank v. Motorola, pending in the Southern District of New York. The court found in favor of the plaintiff on its claim that Motorola breached its commitment to provide a $300 million loan guarantee relating to Iridium's debt. Motorola's counterclaim, that Chase acted in bad faith when it loaned Iridium additional funds prior to Iridium's bankruptcy, is still pending. Chase has also brought suit in the District of Delaware against Motorola and seventeen other parties captioned The Chase Manhattan Bank v. Iridium Africa Corp., et al. In that lawsuit, Chase alleges that Motorola and other investors in Iridium LLC are obligated to pay Chase certain amounts allegedly due under the Iridium LLC Agreement as a Reserve Capital Call. In Motorola's case, this could require an additional equity investment of approximately $50 million. In October 2001, Chase, along with seventeen other lenders of Iridium Operating LLC, filed a complaint against Motorola in the Supreme Court of New York, The Chase Manhattan Bank, et al. v. Motorola, Inc., alleging that they were fraudulently induced to enter into a December 1998 $800 million credit agreement with Iridium Operating LLC. The plaintiffs seek recovery of the unpaid portion of the loan. Mr. Douglas A. Warner, III a director nominee served as Chairman of the Board and Co-Chairman of the Executive Committee of J.P. Morgan Chase from December 2000 until he retired in November 2001.

        Motorola, and certain of its current and former officers and directors, have been named as defendants in a private criminal complaint filed by Iridium India Telecom Ltd. ("Iridium India") in October 2001 in the Court of the Extra Judicial Magistrate, First Class, Khadki, Pune, India. Iridium India is the purchaser of certain rights from Iridium LLC ("Iridium") to set up, develop and operate a gateway for the Iridium system in South Asia. The Iridium India Telecom Ltd. v. Motorola, Inc. et al. complaint alleges that the defendants conspired to, and did, commit the criminal offense of "cheating" by fraudulently inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and attempt to develop a market for Iridium services in India. Under the Indian penal code, "cheating" is punishable by imprisonment for up to 7 years and a fine of any amount. The court may also require the defendants to compensate the victim for its losses suffered as a result of the offense, which the complaint estimates at about $100 million.

        An unfavorable outcome of one or more of these cases could have a material adverse effect on our consolidated financial position, liquidity or results of operations.

  Shareholder Derivative Case

        M&C Partners III v. Galvin, et al., filed January 10, 2002, in the Circuit Court of Cook County, Illinois, is a shareholder derivative suit filed derivatively on behalf of Motorola against fifteen current and former members of the Motorola Board of Directors and Motorola as a nominal defendant. The lawsuit alleges that the Motorola directors breached their fiduciary duty to the company and/or committed gross mismanagement of Motorola's business and assets by allowing Motorola to engage in improper practices with respect to Iridium. The suit seeks an unspecified amount of damages.

  Telsim Cases

        On January 28, 2002, Motorola Credit Corporation ("MCC") initiated a civil action with Nokia Corporation ("Nokia"), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as some of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws. In their complaint, MCC and Nokia allege, among other things, that the defendants defrauded MCC and Nokia in an amount exceeding $2 billion from MCC and an amount exceeding $719 million from Nokia regarding obligations owing by Telsim Mobil Telekomunikasyon Hizmetleri A.S. ("Telsim"), a Turkish telecommunications company controlled by the Uzan family. MCC also alleges that the defendants defrauded MCC and Nokia by diluting the value of Telsim stock pledged to Motorola and Nokia. MCC and Nokia have sought and obtained certain prejudgment relief, the exact nature and extent of which is currently being litigated. The suit is pending in the Southern District of New York, and no trial date has been set.

        In connection with MCC's and Nokia's civil racketeering suit against members of the Uzan family, on January 29, 2002, MCC filed an action in the United Kingdom before the High Court of Justice, Queen's Bench Division, Motorola Credit Corporation v. Cem Cengiz Uzan, seeking an order freezing up to $50 million in assets of defendant Cem Uzan located in England and Wales. On January 30, 2002, the Court granted MCC's request for an immediate freezing injunction. Mr. Uzan is contesting the freezing injunction and a hearing is scheduled for April 26, 2002.

        On February 5, 2002, Telsim initiated an arbitration against MCC in the Zurich Chamber of Commerce, In the Matter of Telsim v. MCC, regarding the more than $2 billion in vendor financing provided by MCC to Telsim. In Telsim's request for arbitration, Telsim acknowledged its debt, but has alleged that the disruption in the Turkish economy during 2001 should excuse Telsim's failure to make payments on the MCC loans as required under the agreements between the parties. Telsim seeks a ruling excusing its failure to adhere to the payment schedule and establishing a new schedule for repayment of Telsim's debt to MCC. MCC filed a motion in the Southern District of New York proceeding to stay this arbitration given the pending New York proceeding.

        The information contained under the captions "Environmental", "Iridium Program", and "Other" in Note 8, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2002 annual meeting of stockholders is incorporated herein by reference.

        Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed above with respect to the Iridium cases, the ultimate disposition of the Company's pending legal proceedings will not have a material adverse effect on the consolidated financial position, liquidity or results of operations.

Item 4:    Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        Following are the persons who were the executive officers of Motorola as of February 28, 2002, their ages as of January 1, 2002, their current titles and positions they have held during the last five years:

        Christopher B. Galvin; age 51; Chairman of the Board and Chief Executive Officer since June 1999; Chief Executive Officer from January 1997 to June 1999; President and Chief Operating Officer from December 1993 to January 1997.

        Keith J. Bane; age 62; Executive Vice President and President, Global Strategy and Corporate Development since August 1999; Executive Vice President and President, Americas Region from March 1997 to August 1999; Executive Vice President and Chief Corporate Staff Officer from February 1995 to March 1997.

        Robert L. Barnett; age 61; Executive Vice President and President, Commercial, Government and Industrial Solutions Sector since July 1998; Executive Vice President and President, Land Mobile Products Sector from March 1997 to July 1998; Senior Vice President and President, Land Mobile Products Sector from March 1996 to March 1997.

        Edward Breen; age 45; President and Chief Operating Officer since January 2002; Executive Vice President and President, Networks Sector from January 2001 to January 2002; Executive Vice President and President, Broadband Communications Sector from January 2000 to January 2001; Chairman of the Board, President and Chief Executive Officer of General Instrument Corporation from December 1997 to January 2000; President, Broadband Networks Group of General Instrument Corporation from February 1996 to October 1997.

        Glenn A. Gienko; age 49; Executive Vice President and Motorola Director of Human Resources since May 1996.

        Robert L. Growney; age 59; Vice Chairman of the Board since January 2002; President and Chief Operating Officer from January 1997 to January 2002; Executive Vice President and President and General Manager, Messaging, Information and Media Sector from January 1994 to January 1997.

        Joseph M. Guglielmi; age 60; Executive Vice President and President, Global Customer Solutions Operations since January 2001; Executive Vice President and President, Integrated Electronics Systems Sector ("IESS") from December 1998 to January 2001; Senior Vice President and President, IESS from October 1998 to December 1998; Senior Vice President and Office of the President, IESS from August 1998 to October 1998; Corporate Vice President and Office of the President, IESS from July 1998 to August 1998; Corporate Vice President and General Manager, Motorola Computer Group from September 1995 to July 1998; Chairman and Chief Executive Officer of Taligent, Inc., a software development company, from March 1992 to August 1995; Corporate Vice President, International Business Machines from April 1987 to February 1992.

        Carl F. Koenemann; age 63; Executive Vice President and Chief Financial Officer since December 1991.

        A. Peter Lawson; age 55; Executive Vice President, General Counsel and Secretary since May 1998; Senior Vice President, General Counsel and Secretary from November 1996 to May 1998.

        Thomas J. Lynch; age 47; Executive Vice President and President, Integrated Electronic Systems Sector since January 2001; Senior Vice President and General Manager, Satellite & Broadcast Network Systems, Broadband Communications Sector from February 2000 to January 2001; Senior Vice President and General Manager, Satellite & Broadcast Network Systems, General Instrument Corporation from May 1998 to February 2000; Vice President and General Manager, Transmission Network Systems, General Instrument Corporation from August 1995 to May 1998.

        Adrian R. Nemcek; age 54; Senior Vice President and President, Global Telecom Solutions Sector since September 2001; Senior Vice President and General Manager, Office of Strategy, Global Telecom Solutions Sector from August 2000 to September 2001; Senior Vice President and General Manager, Customer Solutions Group, Network Solutions Sector from January 1999 to August 2000; Corporate Vice President and General Manager, EMEA Group, Cellular Infrastructure Group from March 1998 to January 1999; Corporate Vice President and General Manager, GSM Products Division from June 1996 to March 1998.

        Dennis A. Roberson; age 53; Executive Vice President and Chief Technology Officer since November 2001; Senior Vice President and Chief Technology Officer from February 1999 to November 2001; Corporate Vice President and Chief Technology Officer from August 1998 to February 1999; Vice President and Chief Technology Officer from April 1998 to August 1998; and Senior Vice President and Chief Technical Officer of NCR Corporation from January 1997 to April 1998.

        David E. Robinson; age 42; Executive Vice President and President, Broadband Communications Sector since January 2001; Senior Vice President and General Manager, Digital Network Systems, Broadband Communications Sector from January 2000 to January 2001; Senior Vice President and General Manager, Digital Network Systems, General Instrument Corporation from April 1998 to January 2000; Vice President and General Manager, Digital Network Systems, General Instrument Corporation from November 1995 to April 1998.

        Fred (Theodore) A. Shlapak; age 58; Executive Vice President and President, Semiconductor Products Sector ("SPS") since September 2000; Senior Vice President and Assistant to the President, SPS from December 1998 to September 2000; Senior Vice President and General Manager, SPS Wireless Subscriber Systems Group from June 1997 to December 1998; Senior Vice President and General Manager, SPS Communications and Consumer Technologies Group from May 1996 to June 1997.

        Mike S. Zafirovski; age 48; Executive Vice President and President, Personal Communications Sector since June 2000; President and Chief Executive Officer of GE Lighting, General Electric Company from July 1999 to May 2000; President of GE Lighting, Europe, Middle East and Africa, General Electric Company from April 1996 to June 1999.

        The above executive officers, other than Mr. Growney, Mr. Koenemann and Mr. Guglielmi, will serve as executive officers of Motorola until the regular meeting of the Board of Directors in May 2002 or until their respective successors shall have been elected. Mr. Growney, Mr. Koenemann and Mr. Guglielmi will cease to be executive officers on March 31, 2002, April 17, 2002 and April 30, 2002, respectively. There is no family relationship between any of the executive officers listed above. We have made no loans to any of our executive officers to purchase the Company's common stock or derivative securities related to the Company's common stock.

PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters

        Motorola's common stock is listed on the New York, Chicago and Tokyo Stock Exchanges. The number of stockholders of record of Motorola common stock on January 31, 2002 was 54,836. The remainder of the response to this Item incorporates by reference Note 13, "Quarterly and Other Financial Data" of Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

        During 2001, Motorola issued an aggregate of 15,319,917 shares of common stock (for an aggregate sales price of approximately $126 million) to 6 holders of warrants issued by General Instrument Corporation ("GI") prior to the merger of Motorola and GI, which was consummated on January 5, 2000. Warrants issued by GI for an aggregate of an additional 20,250,165 shares of Motorola common stock remained outstanding as of December 31, 2001. Motorola has filed a Registration Statement on Form S-3 (File No. 333-36320) covering the resale of all such shares of common stock by the holders thereof. The issuances of these shares to the warrant holders were deemed exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

Item 6:    Selected Financial Data

        The response to this Item incorporates by reference the information under the caption "Five Year Financial Summary" contained on page F-76 in the appendix to Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The response to this Item incorporates by reference the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page F-1 in the appendix to Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

Item 7A:    Quantitative and Qualitative Disclosures About Market Risk

        The response to this Item incorporates by reference the information under the caption "Market Risk Factors" contained on page F-29 in the appendix to Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

Item 8:    Financial Statements and Supplementary Data

        The response to this Item incorporates by reference the information under the captions "Management's Responsibility For Financial Statements," "Independent Auditors' Report," "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Five-Year Financial Summary" of Motorola's Consolidated Financial Statements beginning on page F-42 in the appendix to Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

Item 9:    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10:    Directors and Executive Officers of the Registrant

        The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption "Nominees" beginning on page 3 of Motorola's Proxy Statement for the 2002 annual meeting of stockholders and, with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant". The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 29 of Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

Item 11:    Executive Compensation

        The response to this Item incorporates by reference the information under the caption "Director Compensation and Related Transactions" beginning on page 7 of Motorola's Proxy Statement for the 2002 annual meeting of stockholders and "Summary Compensation Table," "Stock Option Grants in 2001," "Aggregated Option Exercises in 2001 and 2001 Year-End Option Values," "Long-Term Incentive Plans—Awards in 2001," "Retirement Plans," and "Employment Contracts, Termination of Employment and Change in Control Arrangements" beginning on page 19 of Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

Item 12:    Security Ownership of Certain Beneficial Owners and Management

        The response to this Item incorporates by reference the information under the caption "Ownership of Securities" beginning on page 17 of Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

Item 13:    Certain Relationships and Related Transactions

        The response to this Item incorporates by reference the relevant information under the caption "Director Compensation and Related Transactions" beginning on page 7 of Motorola's Proxy Statement for the 2002 annual meeting of stockholders.

© Motorola, Inc. 2002.

PART IV

Item 14:    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  1. Financial Statements

    See Part II, Item 8 hereof.

    2.
    Financial Statement Schedule and Independent Auditors' Report

Title	Schedule
Valuation and Qualifying Accounts	II

    All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto. The independent auditors' report of KPMG LLP with respect to the Financial Statement Schedule is located at page 40.

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

    Motorola Performance Excellence Equals Rewards Plan ("PE=R")
    Motorola Long Range Incentive Plan of 1994
    Motorola Long Range Incentive Plan of 2000
    Share Option Plan of 1991
    Share Option Plan of 1996
    Motorola Amended and Restated Incentive Plan of 1998
    Motorola Omnibus Incentive Plan of 2000
    Form of Motorola, Inc. Award Document—Terms and Conditions Related to
        Employee Nonqualified Stock Options
    Form of Motorola, Inc. Restricted Stock Agreement
    Form of Motorola, Inc. Restricted Stock Unit Agreement
    Motorola Elected Officers Supplementary Retirement Plan
    Executive Health Plan
    Accidental Death and Dismemberment Insurance for PE=R Participants
    Motorola, Inc. Management Deferred Compensation Plan
    Officers' Group Life Insurance Policy
    Motorola, Inc. Senior Officer Change in Control Severance Plan
    Arrangement for directors' fees and retirement plan for non-employee directors
    Motorola Non-Employee Directors Stock Plan
    Insurance Policy for Non-Employee Directors
    Employment Agreement with Edward D. Breen

  (b)
  Reports on Form 8-K.

    Motorola filed current reports on Form 8-K on October 22, 2001 and November 2, 2001.

  (c)
  Exhibits:

    See Item 14(a)3 above.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Motorola, Inc.:

        Under date of January 18, 2002, we reported on the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in Motorola's proxy statement for the 2002 annual meeting of stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Part IV, Item 14(a)2. The financial statement schedule is the responsibility of Motorola's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Chicago, Illinois
January 18, 2002

SCHEDULE II

MOTOROLA, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2001
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs & expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of Period
2001
Reorganization of Businesses	$263	$1,524	$(15)	$857	$915
Allowance for Doubtful Accounts	$243	$141	$—	$162	$222
Allowance for Losses on Finance Receivables	$239	$1,501	$—	$93	$1,647
Warranties	$368	$253	$—	$308	$313
Customer Reserves	$262	$546	$—	$406	$402
Iridium Reserves	$529	$365	$—	$97	$797
2000
Reorganization of Businesses	$27	$314	$—	$78	$263
Allowance for Doubtful Accounts	$295	$87	$—	$139	$243
Allowance for Losses on Finance Receivables	$292	$114	$(123)	$44	$239
Warranties	$379	$265	$—	$276	$368
Customer Reserves	$410	$324	$—	$472	$262
Iridium Reserves	$1,955	$—	$—	$1,426	$529
1999
Reorganization of Businesses	$640	$—	$(226)	$387	$27
Allowance for Doubtful Accounts	$224	$200	$—	$129	$295
Allowance for Losses on Finance Receivables	$167	$125	$—	$—	$292
Warranties	$382	$282	$—	$285	$379
Customer Reserves	$422	$500	$—	$512	$410
Iridium Reserves	$649	$2,069	$—	$763	$1,955

(1)
Reversal into income

(2)
Accrual usage

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Motorola, Inc.:

        We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-03681, 333-51847, 333-65941, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612 and 333-60976) and on Form S-3 (Nos. 333-75940, 333-76637 and 333-36320) of Motorola, Inc. of our reports dated January 18, 2002, with respect to the consolidated balance sheets of Motorola, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 2001, which reports appear in or are incorporated by reference in the annual report on Form 10-K of Motorola, Inc. for the year ended December 31, 2001.

                      /s/ KPMG LLP

Chicago, Illinois
March 28, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA, INC.
By:	/s/ CHRISTOPHER B. GALVIN Christopher B. Galvin Chairman of the Board and Chief Executive Officer

March 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER B. GALVIN Christopher B. Galvin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	3/28/02
/s/ CARL F. KOENEMANN Carl F. Koenemann	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	3/28/02
/s/ ANTHONY M. KNAPP Anthony M. Knapp	Senior Vice President and Controller (Principal Accounting Officer)	3/28/02
/s/ EDWARD D. BREEN Edward D. Breen	Director	3/28/02
/s/ FRANCESCO CAIO Francesco Caio	Director	3/28/02
/s/ RONNIE C. CHAN Ronnie C. Chan	Director	3/28/02

/s/ H. LAURANCE FULLER H. Laurance Fuller	Director	3/28/02
/s/ ROBERT L. GROWNEY Robert L. Growney	Director	3/28/02
/s/ ANNE P. JONES Anne P. Jones	Director	3/28/02
/s/ JUDY C. LEWENT Judy C. Lewent	Director	3/28/02
/s/ DR. WALTER E. MASSEY Dr. Walter E. Massey	Director	3/28/02
/s/ NICHOLAS NEGROPONTE Nicholas Negroponte	Director	3/28/02
/s/ JOHN E. PEPPER, JR. John E. Pepper, Jr.	Director	3/28/02
/s/ SAMUEL C. SCOTT III Samuel C. Scott III	Director	3/28/02
/s/ B. KENNETH WEST B. Kenneth West	Director	3/28/02
/s/ DR. JOHN A. WHITE Dr. John A. White	Director	3/28/02

EXHIBIT INDEX

Exhibit No.		Exhibit
3.1
Restated Certificate of Incorporation of Motorola, Inc., as amended through May 3, 2000 (incorporated by reference to Exhibit 3(i)(b) to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000) (File No. 1-7221) ).
3.2
Certificate of Designations, Preferences and Rights of Junior Participating Preferred Stock, Series B (incorporated by reference to Exhibit 3.3 to Motorola's Registration Statement on Form S-3 dated January 20, 1999 (Registration No. 333-70827) ).
*3.3		By-Laws of Motorola, Inc., as amended through November 8, 2001.
4.1
Rights Agreement dated as of November 5, 1998 between Motorola, Inc., and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to Motorola's Registration Statement on Form 8-A/A dated March 16, 1999 (File No. 1-7221)).
4.2	(a)
Senior Indenture, dated as of May 1, 1995, between Harris Trust and Savings Bank and Motorola, Inc. (incorporated by reference to Exhibit 4(d) of the Registrant's Registration Statement on Form S-3 dated September 25, 1995 (Registration No. 33-62911)).
4.2	(b)
Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.2(b) to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).

Certain instruments defining the rights of holders of long-term debt of Motorola and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Motorola agrees to furnish a copy of any such instrument to the Commission upon request.
4.3
Purchase Contract Agreement, dated as of October 31, 2001, between Motorola, Inc. and First Union Trust Company, National Association, as Purchase Contract Agent (incorporated by reference to Exhibit 99 of Motorola's Quarterly Report on Form 10-Q for the period ending September 30, 2001 (File No. 1-7221)), as supplemented by Supplemental Agreement No. 1, dated as of December 21, 2001, to Purchase Contract Agreement dated as of October 31, 2001, between Motorola, Inc. and First Union Trust Company, National Association, as Purchase Contract Agent (incorporated by reference to Exhibit 4.15B of Motorola's Registration Statement on Form S-3 dated December 26, 2001 (File No. 333-75940)).
10.1
Motorola Performance Excellence Equals Rewards ("PE=R"), as amended, effective on January 1, 2000 (incorporated by reference to Exhibit 10.1 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).
10.2
Motorola Long Range Incentive Plan of 1994, as amended through February 4, 1998 (incorporated by reference to Exhibit 10.2 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1998 (File No. 1-7221)).

10.3	Motorola Long Range Incentive Plan of 2000 (incorporated by reference to Exhibit 10.2 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000(File No. 1-7221)).
10.4
Share Option Plan of 1991, as amended through August 7, 1995 (incorporated by reference to Exhibit 10.4 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and Exhibit 10.4 to Motorola's Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-7221)).
10.5
Resolutions Amending Sections 7 and 9(b) of the Share Option Plan of 1991, effective August 15, 1996 (incorporated by reference to Exhibit 10.5 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-7221)).
10.6
Share Option Plan of 1996, as amended through May 7, 1997 (incorporated by reference to Exhibit 10 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997 (File No. 1-7221)).
*10.7	Motorola Amended and Restated Incentive Plan of 1998, amended and restated as of July 31, 2001.
10.8
Motorola Omnibus Incentive Plan of 2000, as amended through June 2, 2000 (incorporated by reference to Exhibit 10.1 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (File No. 1-7221)).
10.9
Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee Nonqualified Stock Options, as of March 2001, relating to the Motorola Omnibus Incentive Plan of 2000 and Motorola Amended and Restated Incentive Plan of 1998 (incorporated by reference to Exhibit 10.21(b) to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).
*10.10	Form of Motorola, Inc. Restricted Stock Agreement as of December 6, 2001, relating to the Motorola Omnibus Incentive Plan of 2000 and Motorola Amended and Restated Incentive Plan of 1998.
*10.11	Form of Motorola, Inc. Restricted Stock Unit Agreement as of December 6, 2001, relating to the Motorola Omnibus Incentive Plan of 2000 and Motorola Amended and Restated Incentive Plan of 1998
10.12
Motorola Elected Officers Supplementary Retirement Plan, as amended through May 1, 2000 (incorporated by reference to Exhibit 10.7 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).
10.13	Executive Health Plan (incorporated by reference to Exhibit 10.8 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-7221)).
10.14
Accidental death and dismemberment insurance for PE=R participants (incorporated by reference to Exhibit 10.7 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-7221)).
10.15
Motorola Management Deferred Compensation Plan, effective as of January 1, 2001(incorporated by reference to Exhibit 10.11 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).
10.16	Officers' Group Life Insurance Policy (incorporated by reference to Exhibit 10.10 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-7221)).

*10.17		Motorola, Inc. Senior Officer Change in Control Severance Plan
10.18
Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from pages 7 and 8 of Motorola's Proxy Statement for the 2002 annual meeting of stockholders).
10.19
Motorola Non-Employee Directors Stock Plan, as amended and restated on February 4, 1998 (incorporated by reference to Exhibit 10.12 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1998 (File No. 1-7221)).
10.20
Insurance policy covering non-employee directors (incorporated by reference to the description on pages 7 and 8 of Motorola's Proxy Statement for the 2002 annual meeting of stockholders and to Exhibit 10.16 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-7221)).
10.21	(a)
Employment Agreement between Edward D. Breen and General Instrument Corporation dated as of April 2, 1999 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed by General Instrument Corporation (File No. 001-12925)).
*10.21	(b)	Amendment to the Employment Agreement dated as of December 22, 1999 among Motorola, Inc., General Instrument Corporation and Edward D. Breen.
*12		Statement regarding Computation of Ratio of Earnings to Fixed Charges.
*21		Subsidiaries of Motorola.
23		Consent of KPMG LLP. See page 42 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

*
Filed herewith

QuickLinks

Table of Contents
PART I
PART II
PART III
PART IV
INDEPENDENT AUDITORS' REPORT
MOTOROLA, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2001 (In millions)
CONSENT OF INDEPENDENT AUDITORS
SIGNATURES
EXHIBIT INDEX