Form 10-Q
period 2002-03-30
MOTOROLA INC
filed 2002-05-14
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending March 30, 2002
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on March 30, 2002:

Class Common Stock; $3 Par Value	Number of Shares 2,270,800,845

Index

		Page
Part I
Financial Information
Item 1	Financial Statements
	Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 30, 2002 and March 31, 2001	3
	Condensed Consolidated Balance Sheets as of March 30, 2002 and December 31, 2001	4
	Condensed Consolidated Statement of Stockholders' Equity for the Three-Month Period Ended March 30, 2002	5
	Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 30, 2002 and March 31, 2001	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Part II
Other Information
Item 1	Legal Proceedings	46
Item 2	Changes in Securities and Use of Proceeds	46
Item 3	Defaults Upon Senior Securities	46
Item 4	Submission of Matters to Vote of Security Holders	47
Item 5	Other Information	47
Item 6	Exhibits and Reports on Form 8-K	47

Part I—Financial Information
Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales	$6,021	$7,683
Costs of sales	4,248	6,117

Gross margin	1,773	1,566

Selling, general and administrative expenses	1,042	1,187
Research & development expenses	892	1,172
Reorganization of businesses	198	241
Other charges	3	72

Operating loss	(362)	(1,106)

Other income (expense):
Interest expense, net	(108)	(61)
Gains on sales of investments and businesses	11	614
Other	(192)	(38)

Total other income (expense)	(289)	515

Loss before income taxes	(651)	(591)
Income tax benefit	(202)	(58)

Net loss	$(449)	$(533)

Loss per common share
Basic	$(.20)	$(.24)

Diluted	$(.20)	$(.24)

Weighted average common shares outstanding
Basic	2,253.5	2,194.0

Diluted	2,253.5	2,194.0

Dividends per share	$.04	$.04

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	March 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$5,879	$6,082
Short-term investments	121	80
Accounts receivable, net	4,115	4,583
Inventories, net	2,530	2,756
Deferred income taxes	2,601	2,633
Other current assets	1,022	1,015

Total current assets	16,268	17,149

Property, plant and equipment, net	8,288	8,913
Investments	2,032	2,995
Deferred income taxes	1,656	1,152
Other assets	3,508	3,189

Total assets	$31,752	$33,398

Liabilities and Stockholders' Equity
Notes payable and current portion of long-term debt	$1,576	$870
Accounts payable	2,197	2,434
Accrued liabilities	5,815	6,394

Total current liabilities	9,588	9,698

Long-term debt	7,460	8,372
Other liabilities	1,198	1,152
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	485	485
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,815	6,764
Additional paid-in capital	1,928	1,707
Retained earnings	4,895	5,434
Non-owner changes to equity	(617)	(214)

Total stockholders' equity	13,021	13,691

Total liabilities and stockholders' equity	$31,752	$33,398

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In millions)

		Non-Owner Changes To Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings
BALANCES AT DECEMBER 31, 2001	$8,471	$343	$(512)	$(45)	$5,434

Net loss					(449)
Unrealized losses on securities, net		(409)
Foreign currency translation adjustments			1
Issuance of common stock and stock options exercised	272
Gain on derivative instruments, net				5
Dividends declared					(90)

BALANCES AT MARCH 30, 2002	$8,743	$(66)	$(511)	$(40)	$4,895

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended
	March 30, 2002	March 31, 2001
Operating
Net loss	$(449)	$(533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	557	671
Charges for reorganization of businesses and other charges	196	760
Gain on sales of investments and businesses	(11)	(614)
Deferred income taxes	(238)	(322)
Other	190	29
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	477	1,532
Inventories	235	326
Other current assets	(12)	(67)
Accounts payable and accrued liabilities	(809)	(1,563)
Other assets and liabilities	26	(163)

Net cash provided by operating activities	162	56

Investing
Acquisitions and investments, net	(5)	(430)
Proceeds from dispositions of investments and businesses	26	1,171
Capital expenditures	(103)	(470)
Proceeds from dispositions of property, plant and equipment	5	—
Sales (purchases) of short-term investments	(41)	3

Net cash provided by (used for) investing activities	(118)	274

Financing
Repayment of commercial paper and short-term borrowings	(127)	(1,628)
Net proceeds from issuance of debt	—	2,229
Repayment of debt	(78)	(20)
Issuance of common stock	3	47
Payment of dividends	(90)	(88)

Net cash provided by (used for) financing activities	(292)	540

Effect of exchange rate changes on cash and cash equivalents	45	(124)

Net increase (decrease) in cash and cash equivalents	(203)	746
Cash and cash equivalents, beginning of period	6,082	3,301

Cash and cash equivalents, end of period	$5,879	$4,047

Cash Flow Information
Cash Paid during the period for:
Interest	$133	$198
Income taxes	18	240

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

        The condensed consolidated financial statements as of March 30, 2002 and for the three-month periods ended March 30, 2002 and March 31, 2001, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 30, 2002 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three-month period ended March 30, 2002 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2002 presentation.

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

2.    Other Financial Data

Statement of Operations Information

        The following table displays the amounts comprising Other Charges and the amount of foreign currency (gains) losses and interest expense, net included in Other Income (Expense) in the Company's condensed consolidated statements of operations:

	Three Months Ended
	March 30, 2002	March 31, 2001
Other charges:
Goodwill and intangible asset impairment	$—	$72
Other	3	—

	$3	$72

Foreign currency (gains) losses	$3	$(13)

Interest expense, net:
Interest expense	$162	$206
Interest income	(54)	(145)

	$108	$61

        Loss Per Common Share

        The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per common share:

	Three Months Ended
	March 30, 2002	March 31, 2001
Basic loss per common share:
Net loss	$(449)	$(533)
Weighted average common shares outstanding	2,253.5	2,194.0

Per share amount	$(.20)	$(.24)

Diluted loss per common share:
Net loss	$(449)	$(533)
Add: Interest on zero coupon notes, net	—	—

Net loss as adjusted	$(449)	$(533)

Weighted average common shares outstanding	2,253.5	2,194.0
Add effect of dilutive securities
Stock options/restricted stock	—	—
Warrants	—	—
Zero coupon notes	—	—

Diluted weighted average common shares outstanding	2,253.5	2,194.0

Per share amount	$(.20)	$(.24)

        In the computation of diluted loss per common share for the three-month periods ended March 30, 2002 and March 31, 2001, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock, warrants and the equity security units were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

        Accounts receivable, net, consist of the following:

	March 30, 2002	December 31, 2001
Accounts receivable	$4,334	$4,805
Less allowance for doubtful accounts	(219)	(222)

	$4,115	$4,583

Inventories

        Inventories, net, consist of the following:

	March 30, 2002	December 31, 2001
Finished goods	$997	$1,140
Work-in-process and production materials	2,645	2,782

	3,642	3,922
Less inventory reserves	(1,112)	(1,166)

	$2,530	$2,756

Property, Plant, and Equipment

        Property, plant and equipment, net, consists of the following:

	March 30, 2002	December 31, 2001
Land	$334	$346
Building	6,023	6,208
Machinery and equipment	16,140	16,254

	22,497	22,808
Less accumulated depreciation	(14,209)	(13,895)

Property, plant and equipment, net	$8,288	$8,913

        Depreciation expense for the three-month periods ended March 30, 2002 and March 31, 2001 was $525 million and $627 million, respectively.

Investments

        Investments consist of the following:

	March 30, 2002	December 31, 2001
Available-for-sale securities:
Cost basis	$1,311	$1,416
Gross unrealized gains	192	686
Gross unrealized losses	(299)	(130)

Fair value	1,204	1,972
Held-to-maturity debt securities, at cost	192	195
Other securities, at cost	413	488
Equity method investments	223	340

	$2,032	$2,995

        Debt securities, which are classified as held-to-maturity securities, totaling Euros 170.9 million (US$149 million at March 30, 2002) mature in 2010 and $43 million mature in 2013. The fair value of these debt securities was $208.3 million at March 30, 2002.

        For the three-month periods ended March 30, 2002, and March 31, 2001 the Company recorded impairment charges of $188 million and $29 million, respectively, representing other-than-temporary declines in the value of its investment portfolio. The $188 million charge was primarily comprised of a

$95 million charge to write the value of the Company's investment in an Argentine cellular operating company to zero and charges related to investments in cable operating companies. Investment impairment charges are included in the other portion of Other Income (Expense) in the Company's condensed consolidated statements of operations.

        Gains on sales of investments and businesses consists of the following:

	Three Months Ended
	March 30, 2002	March 31, 2001
Gains on sale of equity securities, net	$9	$71
Gains on sale of businesses and equity method investments	2	543

	$11	$614

        For the three-months ended March 31, 2001, the gains primarily resulted for the Company's sale of its investments in cellular telephone operating companies in Brazil, Egypt, Israel, Jordan and Pakistan and the sale of securities.

Other Assets

	March 30, 2002	December 31, 2001
Long-term finance receivables, net of allowances of $1,711 and $1,647	$926	$907
Goodwill, net of accumulated amortization of $460 and $460	1,431	1,227
Intangible assets, net of accumulated amortization of $190 and $176	601	555
Other	550	500

	$3,508	$3,189

Stockholders' Equity Information

Comprehensive Loss

        The components of comprehensive loss were as follows:

	Three Months Ended
	March 30, 2002	March 31, 2001
Net loss	$(449)	$(533)

Gross unrealized losses on securities, net of tax	(413)	(1,145)
Adjustment for (gains) losses realized and included in net loss, net of tax	4	(37)

Unrealized losses on securities, net of tax, as adjusted	(409)	(1,182)

Foreign currency translation adjustments, net of tax	1	(238)
Gain on derivative intstruments, net of tax	5	25

Comprehensive loss	$(852)	$(1,928)

3. Debt and Credit Facilities

        In March 2002, the Company entered into interest rate swaps to change the characteristics of interest rate payments on its $1.4 billion 6.75% debentures due 2006 and its $300 million 7.60% notes due 2007 from fixed-rate payments to short-term LIBOR based variable rate payments to manage fixed and floating rates in its debt portfolio.

        The Company is exposed to credit loss in the event of nonperformance by the counter parties in swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term debt ratings of "A" or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

        The Company has classified the $825 million of Puttable Reset Securities (PURS)SM due February 1, 2011 as a current maturity. Beginning on February 1, 2003 and on each anniversary thereof while the PURS are outstanding, the Company may be required to redeem the PURS. If the PURS are not redeemed on February 1, 2003 or any anniversary thereof, they will be remarketed at the prevailing market rate for one-year notes.

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

4.    Financing Arrangements

Finance receivables consist of the following:

	March 30, 2002	December 31, 2001
Gross finance receivables	$2,820	$2,762
Less allowance for losses	(1,711)	(1,647)

	1,109	1,115
Less current portion	(183)	(208)

Long-term finance receivables	$926	$907

        Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company's condensed consolidated balance sheets. Total interest income recognized for the three-month periods ended March 30, 2002, and March 31, 2001 was $5 million and $69 million, respectively.

        An analysis of impaired finance receivables is as follows:

	March 30, 2002	December 31, 2001
Impaired finance receivables:
Requiring allowance for losses	$2,246	$2,190
Expected to be fully recoverable	334	350

	$2,580	$2,540

Allowance for losses	$1,686	$1,624

        The allowance for losses on finance receivables was $1.71 billion, and $1.65 billion as of March 30, 2002 and December 31, 2001, respectively. During 2001 a $1.37 billion charge was recorded increasing to $1.51 billion the allowance for losses relating to one customer, Telsim, in Turkey (the "Telsim Loan"). As of March 30, 2002 and December 31, 2001, the net receivable from Telsim was $526 million and $531 million, respectively. Thus far Telsim has been uncooperative in restructuring the loan or in entering into a transaction with third-party investors to either sell or bring new equity into Telsim. In January 2002 the Company together with another Telsim creditor filed suit to reclaim amounts owed including damages. The suit alleges 13 separate counts of wrongdoing, including four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly know as "RICO".

        The Company sells, from time to time, receivables to unrelated third parties. A short-term receivables discounting and sales program is operated through its wholly-owned subsidiary, Motorola Receivables Corporation. Such receivables are sold on a non-recourse basis with $284 million and $296 million sold for the three-month periods ended March 30, 2002 and March 31, 2001, respectively.

        Certain purchasers of the Company's infrastructure equipment seek to obtain financing from suppliers in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. At March 30, 2002 and December 31, 2001, the Company had outstanding commitments to extend credit to third-parties totaling $186 million and $162 million, respectively.

        In addition to providing direct financing to certain equipment customers, as evidenced by the finance receivables above, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $143 million and $275 million at March 30, 2002 and December 31, 2001, respectively. Customer outstanding borrowings under these third party loan arrangements were $143 million and $184 million at March 30, 2002 and December 31, 2001, respectively. In addition the Company has guaranteed payment of a lessor for a lease termination penalty totaling $85 million with such amount payable through 2008. Accrued liabilities of $81 million and $74 million at March 30, 2002 and December 31, 2001, respectively, have been recorded to reflect management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called.

5. Commitments and Contingencies

Next Level Communications, Inc.:

        At March 30, 2002, the Company had approximately a 75%, controlling ownership interest in Next Level Communications, Inc. (Next Level), a publicly-traded subsidiary, which is consolidated in Motorola's financial statements. Effective in the fourth quarter of 2001, Motorola began to include in its consolidated results the minority interest share of Next Level's operating losses. As a result of Next

Level's cumulative net deficit equity position, 100% of Next Level's financial results are consolidated in the Company's condensed consolidated financial statements.

        Intercompany financings in the form of debt and preferred stock, provided by Motorola to Next Level totaled $142 million at March 30, 2002, including a $30 million investment in Next Level preferred stock made during the first quarter of 2002. In addition, Motorola has agreed to provide $35 million of additional financing to Next Level to be used for general corporate and working capital purposes. This additional financing had not been provided as of May 13, 2002. In conjunction with these financings to Next Level, Motorola has also received warrants.

        The repayment of these intercompany financings is dependent upon Next Level generating positive cash flow or securing additional funding from sources outside of Motorola. If these events do not occur, Motorola may need to provide an allowance for some or all of these outstanding financings that are not collectible.

Iridium Program

        On November 20, 2000, the United States Bankruptcy Court for the Southern District of New York issued an Order that approved the bid of Iridium Satellite LLC ("New Iridium") for the assets of Iridium LLC and its operating subsidiaries (collectively "Old Iridium"). The Bankruptcy Order provided, among other things, that all obligations of Motorola and its subsidiaries and affiliates under all executory contracts and leases with Old Iridium relating to the Iridium system would, upon completion of the asset sale, be deemed terminated and, to the extent executory, be deemed rejected. Claims against Motorola by Old Iridium and others with respect to certain credit agreements and related matters were not discharged. New Iridium completed the acquisition of the operating assets of Old Iridium, including the satellite constellation, terrestrial network, and real and intellectual property of Old Iridium, on December 12, 2000. At the same time, Motorola entered into a contract with New Iridium to provide transition services pending the transfer of operations and maintenance in full to the Boeing Company. The Company also contracted with New Iridium to manufacture subscriber units and up to seven Iridium satellites. In accordance with the contract, the Company has notified New Iridium of its intent to cease manufacture of subscriber units and is expected to complete manufacture of the seven satellites by the end of 2002.

        The Chase Manhattan Bank has filed three lawsuits against the Company with respect to Iridium's $800 million Senior Secured Credit Agreement. On June 9, 2000, Chase filed a complaint in the Supreme Court of the State of New York, New York County (which was subsequently removed to federal district court in New York), demanding that the Company provide a $300 million guarantee that was required under certain circumstances and subject to certain conditions. The Company asserted that the conditions had not been met and that Chase was not entitled to demand the guarantee. Following a bench trial, in early 2002, the court entered an order granting judgment to Chase and ordering the Company to pay Chase $300 million plus interest and attorneys' fees. That ruling is subject to appeal at the conclusion of other proceedings in the case. On June 9, 2000, Chase also filed a complaint in the U.S. District Court in the District of Delaware demanding that the Company and other investors in Old Iridium pay their capital call requirements under Old Iridium's LLC Agreement, plus interest and legal fees. In Motorola's case, this could require a payment of up to approximately $50 million. No trial date has been scheduled in the capital call lawsuit. Finally, on October 1, 2001, Chase and 17 other lenders to Old Iridium filed a complaint against Motorola in the Supreme Court of New York alleging that they were fraudulently induced by Motorola and Old Iridium to enter into the Senior Secured Credit Agreement discussed above. The plaintiffs seek recovery of the unpaid portion of the loans. Discovery in this lawsuit has not yet begun.

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

        The Iridium India gateway investors (IITL) have filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law if IITL were successful in the suit, IITL could recover compensation of the alleged financial losses.

        Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

        Motorola had reserves related to the Iridium program of $601 million and $605 million at March 30, 2002 and December 31, 2001, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. The $4 million of reserve utilized during the quarter ended March 30, 2002 were for costs associated with the wind-down and transition of the Iridium program. The reserve balance at March 30, 2002 includes: (i) $365 million associated with the unfavorable ruling against the Company in a case filed by the Chase Manhattan Bank related to a guarantee of a credit agreement for Iridium LLC, and (ii) $236 million related to the wind-down and transition of Motorola's operations related to the Iridium program. The remaining reserves are expected to require future cash payments throughout 2002 and beyond.

        These reserves are believed by management to be sufficient to cover Motorola's current exposures related to the Iridium program. However, these reserves do not include additional charges that may arise as a result of litigation related to the Iridium program. While these cases are in very preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

6. Segment Information

        Summarized below are the Company's segment sales and operating earnings (loss) for the three months ended March 30, 2002, and March 31, 2001:

	Three Months Ended
	March 30, 2002	March 31, 2001	% Change
Segment Sales:
Personal Communications Segment	$2,301	$2,275	1
Global Telecom Solutions Segment	1,067	1,669	(36)
Commercial, Govt. and Industrial Solutions Segment	799	1,043	(23)
Broadband Communications Segment	525	818	(36)
Semiconductor Products Segment	1,093	1,483	(26)
Integrated Electronic Systems Segment	509	637	(20)
Other Products Segment	107	245	(56)
Adjustments & Eliminations	(380)	(487)	22

Segment Totals	$6,021	$7,683	(22)

	Three Months Ended
	March 30, 2002	% Of Sales	March 31, 2001	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$(35)	(2)	$(880)	(39)
Global Telecom Solutions Segment	(52)	(5)	27	2
Commercial, Govt. and Industrial Solutions Segment	39	5	(6)	(1)
Broadband Communications Segment	55	10	101	12
Semiconductor Products Segment	(238)	(22)	(251)	(17)
Integrated Electronic Systems Segment	9	2	7	1
Other Products Segment	(91)	(85)	(97)	(40)
Adjustments & Eliminations	—	—	30	(6)

Segment Totals	(313)	(5)	(1,069)	(14)
General Corporate	(49)		(37)

Operating Loss	$(362)	(6)	$(1,106)	(14)

7. Reorganization of Businesses

        For the quarter ended March 30, 2002, the Company recorded net charges of $206 million, of which $8 million was included in "Costs of sales" and $198 million was recorded under "Reorganization of businesses" in the Company's condensed consolidated statements of operations. The aggregate $206 million charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Business exits	$(11)	$(2)	$—	$(13)
Manufacturing & administrative consolidations	9	55	155	219

	$(2)	$53	$155	$206

Business Exits

        For the quarter ended March 30, 2002, the Company's Commercial, Government and Industrial Solutions segment completed exit activities relating to its smartcard business. Excess exit cost accruals related to these activities that were no longer needed were reversed into income and totaled $11 million. Additionally, excess employee separation cost accruals of $2 million that were no longer needed were reversed into income.

Manufacturing and Administrative Consolidations

        The Company's plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $219 million for the quarter ended March 30, 2002. The charge consisted primarily of $141 million in the Personal Communications segment and $18 million in the Other Products segment primarily for asset impairments, severance benefit costs, and lease cancellation fees. The consolidation activities were focused primarily on the shut-down of an engineering and distribution center in Illinois by the Personal Communications segment, the shut-down of a cellular phone software center in Illinois by the Other Products segment and the reduction of non-manufacturing headcount across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the quarter ended March 30, 2002:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$1	$10	$130	$141
Global Telecom Solutions	—	2	—	2
Commercial, Government and Industrial Solutions	(10)	18	3	11
Broadband Communications	—	1	—	1
Semiconductor Products	—	(6)	17	11
Integrated Electronic Systems	1	12	—	13
Other Products	6	9	3	18
General Corporate	—	7	2	9

	$(2)	$53	$155	$206

Reorganization of Businesses Accruals

        The following tables display rollforwards of the accruals established for exit costs and employee separation costs from January 1, 2002 to March 30, 2002:

Exit Costs	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at March 30, 2002
Discontinuation of product lines	$54	$—	$(3)	$51
Business exits	108	(11)	(24)	73
Manufacturing & administrative consolidations	141	9	(30)	120

	$303	$(2)	$(57)	$244

        As previously indicated, the 2002 net charge for business exits includes the reversal into income of $11 million of excess exit cost accruals which were originally established to cover the exit of the smartcard business by the Commercial, Government and Industrial Solutions segment. The 2002 amount used of $57 million reflects cash payments of $56 million and non-cash utilization of $1 million. The remaining accrual of $244 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents approximately $235 million of future cash payments, some of which represent lease termination obligations which may extend over several years, and $9 million of non-cash utilization expected to be completed by the first quarter of 2003.

Employee Separation Costs	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at March 30, 2002
Business exits	$7	$(2)	$(4)	$1
Manufacturing & administrative consolidations	605	55	(157)	503

	$612	$53	$(161)	$504

        At January 1, 2002, the Company had an accrual of $612 million for employee separation costs, representing the severance costs for approximately 12,500 employees, of which 7,700 were direct employees and 4,800 were indirect employees. The 2002 net charges of $53 million for employee separation costs represent the severance costs for approximately an additional 1,100 employees, of which 100 are direct employees and 1,000 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers. Included in the January 1, 2002 accrual are severance costs for officers of the Company. There is a substantially higher average severance cost per employee for officers than for direct and other indirect employees.

        During the quarter ended March 30, 2002, approximately 4,900 employees, of which 2,500 were direct employees and 2,400 were indirect employees, were separated from the Company. The 2002 amount used of $161 million reflects cash payments to these separated employees. The remaining accrual of $504 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to approximately 8,700 separated employees by the first quarter of 2003.

8.    Acquisition of Businesses

Synchronous, Inc.

        In January 2002, the Company acquired Synchronous, Inc. (Synchronous), a leading provider of fiber optic systems for video, data and voice transmission. Approximately 16.2 million shares of the Company's common stock were exchanged for Synchronous' outstanding shares. The total purchase price was approximately $270 million, which includes transaction costs.

        The Company recorded approximately $194 million in goodwill, none of which is expected to be deductible for tax purposes, an $11 million charge for acquired in-process research and development, and $60 million in other intangibles. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company's condensed consolidated statements of operations. Other intangible assets are included in Other Assets in the Company's condensed consolidated balance sheets. These intangible assets will be amortized over periods ranging from 7 to 10 years on a straight-line basis.

        The results of operations of Synchronous have been included in the Broadband Communications segment in the Company's condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company's financial statements were not significant.

9.    SFAS No. 142—Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002, which requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Goodwill related to acquisitions prior to July 1, 2001 continued to be amortized through December 31, 2001. Goodwill related to acquisitions subsequent to June 30, 2001 was not amortized. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company has no intangible assets with indefinite useful lives.

        The following table presents the quarterly results of the company on a comparable basis, adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three months ended March 31, 2001:

	Three Months Ended
	March 30, 2002	March 31, 2001
Net loss:
Reported net loss	$(449)	$(533)
Goodwill amortization	—	(35)

Adjusted net loss	$(449)	$(498)

Basic loss per common share:
Reported net loss	$(.20)	$(.24)
Goodwill amortization	—	(.02)

Adjusted net loss	$(.20)	$(.22)

Diluted loss per common share:
Reported net loss	$(.20)	$(.24)
Goodwill amortization	—	(.02)

Adjusted net loss	$(.20)	$(.22)

        The Company completed a goodwill impairment test in the first quarter of 2002 and determined that no goodwill impairment was required.

        The following table reflects the components of amortized intangible assets, excluding goodwill:

	March 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Licensed technology	$427	$18	$427	$12
Completed technology	342	156	284	151
Other Intangibles	22	16	20	13

	$791	$190	$731	$176

        The following table displays a rollforward of the carrying amount of goodwill from January 1, 2002 to March 30, 2002, by business segment:

Segment	January 1, 2002	Acquired	March 30, 2002
Personal Communications	$6	$—	$6
Global Telecom Solutions	4	—	4
Commercial, Government and Industrial Solutions	108	—	108
Broadband Communications	675	204	879
Semiconductor Products	234	—	234
Integrated Electronic Systems	63	—	63
Other Products	12	—	12
General Corporate	125	—	125

	$1,227	$204	$1,431

        Excluding goodwill, amortization expense on intangible assets was $14 million and $9 million for the quarters ended March 30, 2002 and March 31, 2001, respectively.

Motorola, Inc. And Subsidiaries
Management's Discussion and Analysis
of Financial Condition and Results of Operations

        This commentary should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 30, 2002 and March 31, 2001 and the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 2001.

Results of Operations Three-Month Results
2002 Compared to 2001

GAAP Results

	Three Months Ended
	March 30, 2002	% of Sales	March 31, 2001	% of Sales
Net sales	$6,021		$7,683
Costs of sales	4,248	70.6%	6,117	79.6%

Gross margin	1,773	29.4%	1,566	20.4%

Selling, general and administrative expenses	1,042	17.3%	1,187	15.4%
Research and development expenses	892	14.8%	1,172	15.3%
Reorganization of businesses	198	3.3%	241	3.1%
Other charges	3	0.0%	72	0.9%

Operating loss	(362)	-6.0%	(1,106)	-14.4%

Other income/(expense)
Interest expense, net	(108)	-1.8%	(61)	-0.8%
Gains on sales of investments and businesses	11	0.2%	614	8.0%
Other	(192)	-3.2%	(38)	-0.5%

Total other income/(expense)	(289)	-4.8%	515	6.7%

Loss before income taxes	(651)	-10.8%	(591)	-7.7%
Income tax benefit	(202)		(58)

Net loss	$(449)	-7.5%	$(533)	-6.9%

Diluted loss per common share	$(0.20)		$(0.24)

        The results of operations shown above are presented in accordance with accounting principles generally accepted in the United States of America (GAAP).

Results of Operations for Ongoing Businesses, Excluding Special Items

        The Company's results of operations include special items. Special items include employee severance costs, fixed asset impairments, litigation-related charges, investment impairments, goodwill/intangible asset impairments, in-process research and development charges, goodwill and intangible amortization, other unusual charges and gains on sales of investments and businesses. These special items resulted in a net charge of $388 million before income taxes, or $275 million after income taxes, in the first quarter of 2002 and a net charge of $279 million before income taxes, or $327 million after income taxes, in the year-ago quarter.

        During 2001, the Company sold its Integrated Information Systems Group (IISG), the Company's defense and government electronics business, and the Multiservice Networks Division, a provider of end-to-end managed network solutions.

        The results of operations shown below exclude the results of businesses sold and special items from the GAAP results of operations for the three months ended March 30, 2002 and March 31, 2001.

	Three Months Ended March 30, 2002
	GAAP Results	% of Sales	Special Items Inc/(Exp)	Excluding Special Items	Exited Businesses Inc/(Exp)	Ongoing Operations Excluding Special Items	% of Sales
Net sales	$6,021		$—	$6,021	$—	$6,021
Costs of sales	4,248	70.6%	(8)	4,240	—	4,240	70.4%

Gross margin	1,773	29.4%	(8)	1,781	—	1,781	29.6%
Selling, general and administrative expenses	1,042	17.3%	(2)	1,040	—	1,040	17.3%
Research and development expenses	892	14.8%	—	892	—	892	14.8%
Reorganization of businesses	198	3.3%	(198)	—	—	—	0.0%
Other charges	3	0.0%	(3)	—	—	—	0.0%

Operating loss	(362)	-6.0%	(211)	(151)	—	(151)	-2.5%
Other income/(expense)
Interest expense, net	(108)	-1.8%	—	(108)	—	(108)	-1.8%
Gains on sales of investments and businesses	11	0.2%	11	—	—	—	0.0%
Other	(192)	-3.2%	(188)	(4)	—	(4)	-0.1%

Total other income/(expense)	(289)	-4.8%	(177)	(112)	—	(112)	-1.9%

Loss before income taxes	(651)	-10.8%	(388)	(263)	—	(263)	-4.4%
Income tax benefit	(202)		113	(89)	—	(89)

Net loss	$(449)	-7.5%	$(275)	$(174)	$—	$(174)	-2.9%

Diluted loss per common share	$(0.20)					$(0.08)

	Three Months Ended March 31, 2001
	GAAP Results	% of Sales	Special Items Inc/(Exp)	Excluding Special Items	Exited Businesses Inc/(Exp)	Ongoing Operations Excluding Special Items	% of Sales
Net sales	$7,683		$—	$7,683	$197	$7,486
Costs of sales	6,117	79.6%	(524)	5,593	(135)	5,458	72.9%

Gross margin	1,566	20.4%	(524)	2,090	62	2,028	27.1%
Selling, general and administrative expenses	1,187	15.4%	(27)	1,160	(42)	1,118	14.9%
Research and development expenses	1,172	15.3%	—	1,172	(11)	1,161	15.5%
Reorganization of businesses	241	3.1%	(241)	—	—	—	0.0%
Other charges	72	0.9%	(72)	—	—	—	0.0%

Operating earnings (loss)	(1,106)	-14.4%	(864)	(242)	9	(251)	-3.4%
Other income/(expense)
Interest expense, net	(61)	-0.8%	—	(61)	(2)	(59)	-0.8%
Gains on sales of investments and businesses	614	8.0%	614	—	—	—	0.0%
Other	(38)	-0.5%	(29)	(9)	—	(9)	-0.1%

Total other income/(expense)	515	6.7%	585	(70)	(2)	(68)	-0.9%

Earnings (loss) before income taxes	(591)	-7.7%	(279)	(312)	7	(319)	-4.3%
Income tax benefit	(58)		(48)	(106)	(2)	(108)

Net earnings (loss)	$(533)	-6.9%	$(327)	$(206)	$5	$(211)	-2.8%

Diluted loss per common share	$(0.24)					$(0.10)

Sales

        Sales were $6.0 billion in the first quarter of 2002, down 22% from $7.7 billion in the year-ago quarter. The overall decline in sales reflects lower sales in all segments, except Personal Communications, with the majority of the decrease attributed to lower unit sales in the Global Telecom Solutions, Semiconductor Products and Broadband Communications segments. Additionally, businesses sold in 2001 accounted for $197 million of sales in the first quarter of 2001. For the full year 2002, the Company continues to expect sales from ongoing operations, which exclude the impact of businesses sold, to decline between 5% and 10% compared to 2001, largely due to lower anticipated sales in the Global Telecom Solutions, Broadband Communications and Integrated Electronic Systems segments.

Gross margin

        Gross margin was $1.8 billion, or 29.4% of sales, in the first quarter of 2002, compared to $1.6 billion, or 20.4% of sales, in the year-ago quarter. The first quarter 2002 gross margin reflects net special charges of $8 million, compared with $524 million of special charges in the year-ago quarter. The $524 million of special charges in the first quarter of 2001 consisted primarily of product portfolio simplification write-offs in the Personal Communications segment and severance costs across all segments associated with the Company's cost-reduction activities.

        Excluding the impact of exited businesses and special charges from both periods, gross margin decreased to $1.8 billion in the first quarter of 2002 from $2.0 billion in the year-ago quarter, primarily due to lower sales. However, gross margin as a percent of sales improved from 27.1% to 29.6%, primarily due to benefits from cost-reduction programs.

        Excluding the impact of exited businesses and special items, the Company expects gross margin as a percent of sales to increase for the full year 2002 compared to 2001. The anticipated increase reflects expected savings across all segments as a result of manufacturing cost-reduction activities, as well as an expected mix shift to higher gross margin products in the Personal Communications segment.

Selling, general and administrative expenses

        Selling, general and administrative (SG&A) expenses were $1.0 billion, or 17.3% of sales, in the first quarter of 2002, compared to $1.2 billion, or 15.4% of sales, in the prior-year quarter. SG&A expenses in the first quarter of 2002 include $2 million of net special charges, primarily comprised of $14 million for amortization of intangible assets, partially offset by $13 million of pension curtailment income related to the General Instrument pension plan. SG&A expenses in the first quarter of 2001 included $27 million of special charges, primarily comprised of $42 million for amortization of goodwill and intangible assets, partially offset by $22 million of special income related to the implementation of SFAS 133.

        Excluding the impact of exited businesses and special items from both years, SG&A expenses were $1.0 billion, or 17.3% of sales, in the first quarter of 2002, compared to $1.1 billion, or 14.9% of sales, in the same period last year. The decrease in SG&A expenses in the first quarter of 2002 compared to the prior-year quarter is due in part to a $43 million increase in royalty income in 2002. The Company had $159 million of royalty income in the first quarter of 2002, compared to $116 million of royalty income in the same quarter last year. The increase in SG&A expenses as a percent of sales during the first quarter of 2002 compared to the prior-year quarter is due to the decline in sales.

        For the full year 2002 compared to the full year 2001, the Company expects to realize savings in general and administrative expenses from its cost-reduction activities, but these savings are expected to be partially offset by an increase in selling expenditures as the Company continues its focus on marketing and advertising. Excluding special items, the Company believes SG&A expenses in 2002 will be higher as a percentage of sales than in 2001, due to the expected decline in sales.

Research and development expenses

        Research and development (R&D) expenditures declined 24% to $892 million, or 14.8% of sales, in the first quarter of 2002 compared to $1.2 billion, or 15.3% of sales, in the prior-year quarter. Excluding the impact of exited businesses, R&D expenditures were lower in all business segments, with the most significant decrease occurring in the Global Telecom Solutions segment. Spending on low-priority programs was reduced or ended as part of the Company's cost-reduction initiatives. The Company continues to believe that a strong commitment to R&D is required to drive long-term growth as part of its core business strategy. The Company expects R&D expenditures to be approximately $4.0 billion for the full year 2002, representing the same percentage of sales as 2001 R&D expenditures.

Reorganization of businesses

        Total reorganization of businesses charges in the first quarter of 2002 were $206 million, including $198 million reflected in the condensed consolidated statements of operations under "Reorganization of businesses" and $8 million included in "Costs of sales". Total reorganization of businesses charges in the first quarter of 2001 were $765 million, including $241 million reflected under "Reorganization of businesses" and $524 million included under "Costs of sales." Expenses included under "Reorganization of businesses" are expenses associated with plans to discontinue product lines, exit businesses and consolidate manufacturing operations. The reorganization of businesses charges included under "Costs of sales" are inventory write downs related to product portfolio simplifications in the first quarter of 2001 and severance charges for direct labor employees in both the first quarter of 2002 and 2001. These charges are discussed in further detail in the "Reorganization of Businesses Programs" section below.

Other charges

        Charges classified as "Other charges" on the condensed consolidated statements of operations are comprised entirely of special items. "Other charges" were $3 million in the first quarter of 2002, compared to $72 million in the prior-year quarter. "Other charges" in the first quarter of 2002 are primarily comprised of $11 million of acquired in-process research and development charges related to the acquisition of Synchronous Inc., partially offset by $8 million of special income items. "Other charges" in the first quarter of 2001 are comprised of goodwill and intangible asset impairment charges. Due to the uncertain nature of the special items comprising "Other charges", it is not possible for the Company to estimate the potential impact of these items on 2002 results.

Net interest expense

        Net interest expense was $108 million in the first quarter of 2002, compared to $61 million in the year-ago quarter. Net interest expense in the first quarter of 2002 includes interest expense of $162 million, partially offset by interest income of $54 million. Net interest expense in the first quarter of 2001 included interest expense of $206 million, partially offset by $145 million of interest income. The increase in net interest expense in the first quarter of 2002 compared to the year-ago quarter is due to lower interest income earned on long-term customer finance receivables, partially offset by lower interest expense due to less outstanding debt in the first quarter of 2002 than in the prior-year quarter.

        For the full year 2002, the Company expects net interest expense to be higher than in 2001, largely as a result of a decrease in interest income from long-term financing to wireless infrastructure customers. During the first quarter of 2002, the Company entered into interest rate swaps to recharacterize the interest on $1.7 billion of outstanding debt from fixed-rate to lower, shorter-term, floating interest rates.

Gains on sales of investments and businesses

        Gains on sales of investments and businesses in the first quarter of 2002 were $11 million, compared to $614 million in the prior-year quarter. The gains in 2002 primarily resulted from the sale of securities. The 2001 gains resulted from the Company's sale of its investments in several cellular operating companies outside the U.S. and the sale of securities.

Other

        "Other" included in "Other income (expense)" includes: (i) foreign currency gains (losses), (ii) equity in net earnings (losses) of affiliated companies, and (iii) investment impairment charges. "Other" charges in the first quarter of 2002 were $192 million, compared to $38 million in the prior-year quarter. "Other" charges in the first quarter of 2002 include $188 million of special charges for investment impairments, primarily comprised of a $95 million charge to write the value of the Company's investment in an Argentine cellular operating company to zero and charges related to investments in cable operating companies.

Effective tax rate

        The effective tax rate was 31% in the first quarter of 2002, resulting in a $202 million tax benefit, compared to a 10% effective tax rate, resulting in a $58 million tax benefit, in the prior-year quarter. The lower effective tax rate in the first quarter of 2001 was due primarily to charges for special item write-offs in countries where, due to loss positions, the Company was unable to realize associated tax benefits. Excluding special items, the effective tax rate in the first quarter of 2002 was 34%, which is the rate the Company currently expects for the full year 2002. This is consistent with the 34% effective tax rate, for 2001, excluding the impact of exited businesses and special items.

Loss

        The Company incurred a loss before income taxes of $651 million in the first quarter of 2002, compared with a loss before income taxes of $591 million in the year-ago quarter. The Company incurred a net loss of $449 million, or ($.20) per share, in the first quarter of 2002, compared with a net loss of $533 million, or ($.24) cents per share, in the year-ago quarter.

        Excluding the impact of exited businesses and special charges from both periods, the Company incurred a loss before income taxes of $263 million in the first quarter of 2002, compared to a loss of $319 million in the year-ago quarter. Excluding the impact of exited businesses and special charges from both periods, the Company incurred a net loss of $174 million, or ($.08) cents per share, in the first quarter of 2002, compared with a net loss of $211 million, or ($.10) cents per share, in the year-ago quarter.

        The first quarter 2002 loss includes net special charges of $388 million, compared with $279 million of net special charges in the year-ago quarter. The increase of $109 million in net special charges reflects a decrease of $603 million in special gains on sales of investments and businesses, partially offset by a decrease of $494 million in special charges, primarily related to reorganization of businesses and asset and investment impairment charges in the year-ago quarter.

        Excluding the impact of exited businesses and special charges from both periods, the loss before income taxes in the first quarter of 2002 was $56 million less than in the year-ago quarter. This improvement is primarily due to: (i) a $269 million decline in research and development expenditures, and (ii) a $78 million decline in selling, general and administrative expenses, attributed to benefits from cost-reduction activities and an increase in royalty income levels, partially offset by: (i) a $247 million decrease in gross margin due to lower sales volume, and (ii) a $49 million increase in net interest expense.

        Based on the current market and economic outlook and barring any unforeseen political or economic disruptions, the Company continues to expect to be profitable in 2002 on a full-year basis, excluding the impact of special items. The Company believes it can attain profitability despite anticipated lower sales due to: (i) improved efficiencies, (ii) a reduced cost structure as a result of its reorganization of businesses programs, (iii) improved gross margin and increased sales of wireless handsets in the Personal Communications segment, and (iv) an expected recovery in the worldwide semiconductor industry and improved gross margin in the Semiconductor Products segment. The Company expects to record special items in 2002. However, due to the uncertain nature of special items, it is presently not possible for the Company to estimate the full-year impact of these items on 2002 results. The Company does not expect to be profitable in 2002 inclusive of these special items.

2002 Reorganization of Businesses Charges

        Beginning in the second half of 2000 and continuing into the first quarter of 2002, the Company implemented plans to discontinue product lines, exit businesses and consolidate manufacturing operations to reduce costs and simplify its product portfolio. Cumulative cost savings benefits realized from the reorganization of businesses programs from 2000 through March 30, 2002 are estimated to be approximately $2.3 billion. Approximately 85% of these cost savings are associated with reduced employee salaries and related employee costs resulting from the employee separation actions discussed below.

        The Company expects these reorganization of businesses programs to provide annual cost savings of approximately $3.2 billion. The Company expects to record additional special charges in 2002 from previously-announced reorganization actions.

        For the quarter ended March 30, 2002, the Company recorded net charges of $206 million, of which $8 million was included in "Costs of sales" and $198 million was recorded under "Reorganization of businesses" in the Company's condensed consolidated statements of operations. The aggregate $206 million charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Business exits	$(11)	$(2)	$—	$(13)
Manufacturing & administrative consolidations	9	55	155	219

	$(2)	$53	$155	$206

Business Exits

        For the quarter ended March 30, 2002, the Company's Commercial, Government and Industrial Solutions segment completed exit activities relating to its smartcard business. Excess exit cost accruals related to these activities that were no longer needed were reversed into income and totaled $11 million. Additionally, excess employee separation cost accruals of $2 million that were no longer needed were reversed into income.

Manufacturing and Administrative Consolidations

        The Company's plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $219 million for the quarter ended March 30, 2002. The charge consisted primarily of $141 million in the Personal Communications segment and $18 million in the Other Products segment, primarily for asset impairments, severance benefit costs, and lease cancellation fees. The consolidation activities were focused primarily on the shut-down of an engineering and distribution center in Illinois by the Personal Communications segment, the shut-down of a cellular phone software center in Illinois by the Other Products segment and the reduction of non-manufacturing headcount across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the quarter ended March 30, 2002:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$1	$10	$130	$141
Global Telecom Solutions	—	2	—	2
Commercial, Government and Industrial Solutions	(10)	18	3	11
Broadband Communications	—	1	—	1
Semiconductor Products	—	(6)	17	11
Integrated Electronic Systems	1	12	—	13
Other Products	6	9	3	18
General Corporate	—	7	2	9

	$(2)	$53	$155	$206

Reorganization of Businesses Accruals

        The following tables display rollforwards of the accruals established for exit costs and employee separation costs from January 1, 2002 to March 30, 2002:

Exit Costs	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at March 30, 2002
Discontinuation of product lines	$54	$—	$(3)	$51
Business exits	108	(11)	(24)	73
Manufacturing & administrative consolidations	141	9	(30)	120

	$303	$(2)	$(57)	$244

        As previously indicated, the 2002 net charge for business exits includes the reversal into income of $11 million of excess exit cost accruals which were originally established to cover the exit of the smartcard business by the Commercial, Government and Industrial Solutions segment. The 2002 amount used of $57 million reflects cash payments of $56 million and non-cash utilization of $1 million. The remaining accrual of $244 million, which is included in accrued liabilities in the Company's condensed consolidated balance sheets, represents approximately $235 million of future cash payments, some of which represent lease termination obligations which may extend over several years, and $9 million of non-cash utilization expected to be completed by the first quarter of 2003.

Employee Separation Costs	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at March 30, 2002
Business exits	$7	$(2)	$(4)	$1
Manufacturing & administrative consolidations	605	55	(157)	503

	$612	$53	$(161)	$504

        At January 1, 2002, the Company had an accrual of $612 million for employee separation costs, representing the severance costs for approximately 12,500 employees, of which 7,700 were direct employees and 4,800 were indirect employees. The 2002 net charges of $53 million for employee separation costs represent the severance costs for approximately an additional 1,100 employees, of which 100 are direct employees and 1,000 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers. Included in the January 1, 2002 accrual are severance costs for officers of the Company. There is a substantially higher average severance cost per employee for officers than for direct and other indirect employees.

        During the quarter ended March 30, 2002, approximately 4,900 employees, of which 2,500 were direct employees and 2,400 were indirect employees, were separated from the Company. The 2002 amount used of $161 million reflects cash payments to these separated employees. The remaining accrual of $504 million, which is included in accrued liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to approximately 8,700 separated employees by the first quarter of 2003.

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

Cash, Cash Equivalents and Short-Term Investments

        At March 30, 2002, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of 3 months or less) aggregated $5.9 billion, compared to $6.1 billion at December 31, 2001 and $4.0 billion at March 31, 2001. On March 30, 2002, $1.3 billion of this amount was held in the U.S. and $4.6 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences. In addition, at March 30, 2002, the Company had $121 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than 3 months but less than one year), compared to $80 million of short-term investments at December 31, 2001.

Operating Activities

        For the quarter ended March 30, 2002, the Company generated $162 million in cash from operations, as compared to $56 million generated in the year-ago quarter. The primary contributors to cash flow from operations in the first quarter of 2002 were: (i) a decrease of $477 million in accounts receivable, reflecting a decrease in all business segments except the Semiconductor Products segment; (ii) a $235 million reduction in inventory, primarily related to inventory reductions in the Personal Communications segment, and (iii) net earnings, adjusted for non-cash items, of $245 million, partially offset by a $809 million decrease in accounts payable and accrued liabilities, reflecting cash payments for severance, exit costs and employee bonus payments.

        The Company's net accounts receivable were $4.1 billion at March 30, 2002, compared to $4.6 billion at December 31, 2001 and $5.6 billion at March 31, 2001. The Company's weeks receivable, excluding net long-term finance receivables, were 8.3 weeks at March 30, 2002, compared to 7.9 weeks at December 31, 2001 and 8.7 weeks at March 31, 2001. The decrease in net accounts receivable compared to December 31, 2001 was due to a decline in the Company's sales for the quarter compared to the fourth quarter of 2001, partially offset by an increase in weeks receivable in the first quarter of 2002 compared to the fourth quarter of 2001. The Company expects an ongoing decrease in net accounts receivable in the near term, but expects to return to year-end 2001 levels by the end of 2002. Weeks receivable in 2002 is expected to be approximately equivalent to 2001.

        The Company's net inventory was $2.5 billion at March 30, 2002, compared to $2.8 billion at December 31, 2001 and $4.5 billion at March 31, 2001. The Company's inventory turns (using the cost-of-sales calculation method) were 6.7 at March 30, 2002, compared to 6.4 at December 31, 2001 and 5.2 at March 31, 2001. The decrease in net inventory is primarily due to improved supply-chain management processes, as well as increased inventory turns. For the full-year 2002 as compared to year-end 2001, the Company expects inventory levels to decrease in line with sales and inventory turns to improve as it continues to improve its supply-chain management processes. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead-times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        To improve its future profitability, the Company has implemented substantial cost-reduction and product-simplification plans. These plans involve discontinuation of product lines, exits from businesses, and consolidation of manufacturing facilities. Cash payments for exit costs and employee separations in connection with these plans were $217 million in the first quarter of 2002. Of the remaining $748 million reorganization of businesses accrual at March 30, 2002, the Company expects $739 million to result in future cash payments, the majority of which is expected to be paid by the first quarter of 2003.

Investing Activities

        The most significant components of the Company's investing activities are: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

        Net cash used by investing activities was $118 million for the quarter ended March 30, 2002, as compared to $274 million provided by investing activities in the prior-year quarter. The $392 million decrease in cash from investing activities in the first quarter of 2002 compared to 2001 reflects a decrease of $1.1 billion in proceeds received from dispositions of investments and businesses, partially offset by a $367 million decrease in capital expenditures and a $425 million decrease in spending on acquisitions and new investments.

        Capital Expenditures:    Capital expenditures in the first quarter of 2002 were $103 million, compared to $470 million in the prior-year quarter. Although spending in the Semiconductor Products segment continued to comprise the largest portion of these expenditures, SPS expenditures decreased to $24 million in the first quarter of 2002 from $198 million in the prior-year quarter. For the full year 2002, the Company expects capital expenditures to be at approximately $1.3 billion, which is comparable to 2001 expenditures.

        Strategic Acquisitions and Investments:    Cash consumed by the Company's acquisition and new investment activities declined to $5 million in the first quarter of 2002, compared to $430 million in the prior-year quarter. The first quarter 2001 expenditures primarily related to an investment made by the Broadband Communications segment and the acquisition of the remaining 50% interest in Tohoku Semiconductor Corporation by the Semiconductor Products segment.

        Dispositions of Investments and Businesses:    The Company received $26 million in proceeds from the dispositions of investments and businesses during the first quarter of 2002, compared to proceeds of $1.2 billion in the prior-year quarter. The first-quarter 2002 proceeds were generated primarily from the sale of securities. The first-quarter 2001 proceeds were primarily generated from the Company's sale of its investments in several cellular operating companies outside the U.S.

        In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. At March 30, 2002 and December 31, 2001, the Company's available-for-sale securities had approximate fair market values of $1.2 billion and $2.0 billion, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions.

        During the first quarter of 2002 these securities suffered a net unrealized decline of $663 million. For the full year 2001, these securities suffered a net unrealized decline of $1.9 billion. Net unrealized losses on the Company's available-for-sale securities were $107 million at March 30, 2002, compared to a net unrealized gain of $556 million at December 31, 2001. The value of the Company's investment in Nextel Communications, Inc. declined 55% from $2.6 billion to $1.2 billion during 2001, and has subsequently declined an additional 51% to $582 million as of March 30, 2002. During the first quarter of 2002, the fair market value of the Company's investment in Nextel fell below the Company's cost basis.

Financing Activities

        The most significant components of the Company's financing activities are: (i) net proceeds from (or repayment of) commercial paper and short-term borrowings, and (ii) net proceeds from (or repayment of) long-term debt securities. The Company also has available liquidity under its existing credit facilities.

        Net cash used for financing activities was $292 million during the quarter ended March 30, 2002, compared to $540 million provided by financing activities in the prior-year quarter. Cash used for financing activities in the first quarter of 2002 was primarily used to reduce debt. Cash provided by financing activities in the first quarter of 2001 was primarily proceeds from the issuance of long-term debt, partially offset by a reduction in outstanding commercial paper.

        At March 30, 2002, the Company's outstanding short-term debt was $1.6 billion, compared to $870 million at December 31, 2001 and $4.9 billion at March 31, 2001. The increase in short-term debt during the first quarter of 2002 reflects a reclassification of $825 million of Puttable Reset Securities (PURS)sm due February 1, 2011 from long-term debt to the current portion of long-term debt. The reclassification was made in the first quarter of 2002 because on February 1, 2003 and each anniversary thereof while the PURS are outstanding, the Company may be required to redeem the PURS. If the PURS are not redeemed on February 1, 2003 or any anniversary thereof, they will be remarketed at the prevailing market rate for one-year notes.

        At March 30, 2002, the Company had $508 million of outstanding commercial paper, compared to $514 million at December 31, 2001 and $4.1 billion at March 31, 2001. The Company currently expects its outstanding commercial paper balances to average around $500 million throughout 2002.

        Debt Ratings:    Two independent credit rating agencies, Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's"), assign ratings to the Company's short-term and long-term debt. S&P's current credit rating for the Company's senior unsecured non-credit-enhanced long-term debt is "BBB+" with a "negative outlook" and Moody's rating is "A3" and "on credit watch for possible downgrade." The current ratings for the Company's commercial paper are "A-2" by S&P and "P-2" by Moody's. The Company has maintained these ratings since December 19, 2001.

        The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it did during periods when its credit ratings were higher.

        The Company's debt rating is considered "investment grade." If the Company's senior long-term debt were rated lower than "BBB-" by S&P or "Baa3" by Moody's (which would be a decline of at least three levels from current ratings), the Company's long-term debt would no longer be considered "investment grade". If this were to occur, the terms on which the Company could borrow money would become more onerous. In addition, if these debt ratings declined to lower than "BBB" by S&P or "Baa2" by Moody's (which would be a decline of at least two levels from current ratings), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables.

This would convert these facilities into secured facilities from unsecured facilities. The Company would also have to pay higher fees related to these facilities.

        As further described under "Customer Financing Arrangements" below, for many years Motorola has utilized a receivables program to sell a broadly-diversified group of short-term receivables to independent third parties on a non-recourse basis. The program provides for up to $600 million of short-term receivables to be outstanding at any time. There were approximately $313 million of short-term receivables that have been sold to independent third parties outstanding at March 30, 2002, as compared to $465 million outstanding at December 31, 2001.

        Also as further described under "Customer Financing Arrangements" below, Motorola has sold a limited number of long-term loans through Motorola Funding Corporation. No finance receivables were sold under this program during the first quarter of 2002. Total finance receivables outstanding under this program at March 30, 2002 and December 31, 2001 were $166 million. In certain events, including if Motorola's long-term debt were rated lower than "BBB" by S&P or "Baa2" by Moody's, Motorola could be required to make additional funded deductible payments in order to maintain the credit insurance coverage of these loans. These additional payments will not exceed $35 million in the aggregate.

        The Company's ratio of net debt to net debt plus equity was 18.9% at March 30, 2002, compared to 18.4% at December 31, 2001 and 30.2% at March 31, 2001.

        Although the Company believes that it can continue to access the capital markets in 2002 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the large amount of long-term financing completed by the Company in late 2000 and during 2001, and (ii) the Company's credit ratings. In addition, many of the factors that affect the Company's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company's control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

        At March 30, 2002, the Company's total domestic and non-U.S. credit facilities totaled $4.8 billion, of which $402 million was considered utilized. These facilities are principally comprised of: (i) a $1.5 billion one-year revolving domestic credit facility, (ii) a $1.0 billion five-year revolving domestic credit facility, and (iii) $2.3 billion of non-U.S. credit facilities (of which $402 million was considered utilized at March 30, 2002). The Company has never borrowed under the one-year or five-year revolving credit facilities. Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper, which was $508 million at March 30, 2002. However, these agreements contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and have this liquidity.

        The one- and five-year credit facilities are scheduled to terminate in July and September of 2002, respectively. The Company is negotiating new domestic credit facilities to replace the expiring facilities and expects to complete those facilities by the end of May. The Company anticipates that the terms on which it can obtain this new financing will be less favorable than the current facilities because of both the Company's recent financial performance and current market conditions.

        Return on average invested capital, based on performance of the four preceding quarters ending with March 30, 2002 and March 31, 2001, was (19.0)%, and 1.5%, respectively. The Company's current ratio was 1.70 at March 30, 2002, compared to 1.77 at December 31, 2001 and 1.37 at March 31, 2001.

        Based upon cash and cash equivalents in the U.S., the ability to repatriate cash and cash equivalents from foreign jurisdictions, the ability to borrow under existing or future credit facilities, the ability to issue commercial paper, access to the short-term and long-term debt markets, and proceeds from sales of available-for-sale securities and other investments, the Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements for the next twelve months.

Customer Financing Arrangements

        Certain purchasers of the Company's infrastructure equipment seek to obtain financing from suppliers in connection with equipment purchases. The requested financing may include all or a portion of the equipment purchase price, as well as working capital.

        Outstanding Commitments:    During 2001, the Company substantially diminished its commitments to provide customer financing with outstanding unfunded commitments of $491 million at January 1, 2001 declining to $162 million at December 31, 2001. At March 30, 2002, the Company had outstanding unfunded commitments to extend credit to customers of approximately $186 million. During the first quarter of 2002, the Company made loans to customers of $67 million.

        Outstanding Finance Receivables:    During the "telecom boom" that peaked in late 2000, numerous wireless equipment makers, including the Company, made loans to customers, some of which were very large. The Company had net finance receivables of $1.1 billion at both March 30, 2002 and December 31, 2001 (net of allowances for losses of $1.7 billion at March 30, 2002 and $1.6 billion at December 31, 2001). Total interest income recognized in the first quarter of 2002 was $5 million, compared to $69 million in the prior-year quarter.

    Telsim Loan:    During 2001, a $1.37 billion charge was recorded to increase the allowance for losses relating to one customer, Telsim, a wireless telephone operator in Turkey (the "Telsim Loan"). This increased the total allowance for losses relating to the Telsim Loan to $1.51 billion. As of March 30, 2002, the net receivable from Telsim was $526 million, compared to a net receivable of $531 million at December 31, 2001. Regardless of the reserves already taken, Motorola will continue to pursue remedies to collect the over $2 billion owed to Motorola under the Telsim Loan.

    The entire Telsim Loan has been in default since April 2001. Thus far, Telsim has been uncooperative in restructuring the loan or in entering into a transaction with third-party investors to either sell or bring new equity into Telsim. In January 2002, the Company, together with another Telsim creditor, filed suit in the Southern District of New York to reclaim all amounts owed, including damages. The suit alleges 13 separate counts of wrongdoing, including four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly known as "RICO".

    NII Holdings Loan:    NII Holdings, Inc. ("NII") is a subsidiary of Nextel Communications, Inc. with international wireless operations and investments. At March 30, 2002, and December 31, 2001 the Company had total loans due from NII (the "NII Loans") of $365 million and $382 million, respectively, and allowances for losses relating to the NII Loans of $34 million. In early February 2002, NII announced that it failed to make a scheduled interest payment on certain of its debt and further stated that it did not plan to make any future principal or interest payments on other loans, including the NII Loans. Motorola received $16 million in loan repayments in the first quarter of 2002 from escrow accounts maintained by NII as collateral for certain of the NII Loans. The administrative agent for the applicable loans exercised the unilateral right to draw the funds from these escrow accounts. Based on NII's statement that future payments will not be paid, the Company has ceased accruing interest on the outstanding amounts of the NII Loans. NII's failure to make the scheduled interest payments resulted in cross defaults under the NII Loans and other loans. Since its announcement in early February, NII has entered into discussions with various creditors, including the Company, regarding restructuring its debt.

    The Company has various forms of collateral to secure one or more of the outstanding NII Loans, including $58 million of escrowed cash, shares of certain operating and holding companies and equipment liens. Although the Company is hopeful that NII will be able to restructure its obligations and pay the Company the amounts it is owed, the Company will exercise its rights with respect to these security interests if necessary to recover the amounts it is owed. There is no guarantee that NII will be able to restructure its debt obligations or repay the Company the amounts currently owed either in or out of a bankruptcy proceeding. If NII files for bankruptcy, the automatic stay provisions of the U.S. bankruptcy code will prevent the Company from exercising its rights with respect to its collateral unless it receives permission from the bankruptcy court. There is no assurance when, or if, permission would be granted by a bankruptcy court. Based on its security interests, the Company believes that it has adequately provided for additional losses, if any, relating to the NII Loans based on the information available to the Company at this time.

        Guarantees of Third-Party Debt:    In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing from banks and other sources to fund equipment purchases and working capital. The amount of loans from third parties for which Motorola has committed to provide financial guarantees totaled $143 million at March 30, 2002, as compared to a commitment to provide financial guarantees of $275 million at December 31, 2001 and $697 million at March 31, 2001. Customer borrowings outstanding under these guaranteed third-party loan arrangements were $143 million at March 30, 2002, as compared to $184 million at December 31, 2001 and $523 million at March 31, 2001. Since January 1, 2002, the Company has been required to make payments of $27 million in satisfaction of its guarantees of third-party debt. In addition, the Company has guaranteed a lease termination penalty totaling $85 million which is payable through 2008.

        The $143 million of guarantees discussed above is principally comprised of guarantees for two customers in the amounts of $36 million and $25 million, with the remaining balance comprised of nine customers with individual guarantees of less than $25 million. Management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called, was $81 million and $74 million at March 30, 2002 and December 31, 2001, respectively.

        Sales of Receivables and Loans:    From time to time, the Company sells short-term receivables and long-term loans to unrelated third parties. To qualify as a "true-sale" these receivables are sold through separate legal entities, with Motorola Receivables Corporation ("MRC") selling short-term receivables and Motorola Funding Corporation ("MFC") selling long-term receivables. The financial results for these legal entities are fully consolidated in Motorola's financial statements.

        Short-term receivables are sold on a non-recourse basis. The short-term program provides for up to $600 million of receivables to be outstanding at any time. $284 million of receivables were sold through the short-term program during the first quarter of 2002. At March 30, 2002, there were approximately $313 million of short-term receivables outstanding under this program.

        The Company has sold a limited number of long-term loans to a third party through MFC. In connection with the sale of long-term receivables, the Company retains obligations for the servicing, administering and collection of receivables sold. No finance receivables have been sold under this program during the first quarter of 2002. At March 30, 2002 and December 31, 2001, the total finance receivables outstanding under this program were $166 million. The Company has provided an allowance for first loss of $61 million at March 30, 2002.

        The Company has no special purpose entities whose results are not fully consolidated in the Company's financial statements.

        Next Level Communications, Inc.:    At March 30, 2002, the Company had approximately a 75%, controlling ownership interest in Next Level Communications, Inc. (Next Level), a publicly-traded subsidiary, which is consolidated in Motorola's financial statements. Effective in the fourth quarter of 2001, Motorola began to include in its consolidated results the minority interest share of Next Level's operating losses. As a result of Next Level's cumulative net deficit equity position, 100% of Next Level's financial results are consolidated in the Company's condensed consolidated financial statements.

        Intercompany financings in the form of debt and preferred stock, provided by Motorola to Next Level totaled $142 million at March 30, 2002, including a $30 million investment in Next Level preferred stock made during the first quarter of 2002. In addition, Motorola has agreed to provide $35 million of additional financing to Next Level to be used for general corporate and working capital purposes. This additional financing had not been provided as of May 13, 2002. In conjunction with these financings to Next Level, Motorola has also received warrants.

        The repayment of these intercompany financings is dependent upon Next Level generating positive cash flow or securing additional funding from sources outside of Motorola. If these events do not occur, Motorola may need to provide an allowance for some or all of these outstanding financings that are not collectible.

Iridium Program

        On November 20, 2000, the United States Bankruptcy Court for the Southern District of New York issued an Order that approved the bid of Iridium Satellite LLC ("New Iridium") for the assets of Iridium LLC and its operating subsidiaries (collectively "Old Iridium"). The Bankruptcy Order provided, among other things, that all obligations of Motorola and its subsidiaries and affiliates under all executory contracts and leases with Old Iridium relating to the Iridium system would, upon completion of the asset sale, be deemed terminated and, to the extent executory, be deemed rejected. Claims against Motorola by Old Iridium and others with respect to certain credit agreements and related matters were not discharged. New Iridium completed the acquisition of the operating assets of Old Iridium, including the satellite constellation, terrestrial network, and real and intellectual property of Old Iridium, on December 12, 2000. At the same time, Motorola entered into a contract with New Iridium to provide transition services pending the transfer of operations and maintenance in full to the Boeing Company. The Company also contracted with New Iridium to manufacture subscriber units and up to seven Iridium satellites. In accordance with the contract, the Company has notified New Iridium of its intent to cease manufacture of subscriber units and is expected to complete manufacture of the seven satellites by the end of 2002.

        The Chase Manhattan Bank has filed three lawsuits against the Company with respect to Iridium's $800 million Senior Secured Credit Agreement. On June 9, 2000, Chase filed a complaint in the Supreme Court of the State of New York, New York County (which was subsequently removed to federal district court in New York), demanding that the Company provide a $300 million guarantee that was required under certain circumstances and subject to certain conditions. The Company asserted that the conditions had not been met and that Chase was not entitled to demand the guarantee. Following a bench trial, in early 2002, the court entered an order granting judgment to Chase and ordering the Company to pay Chase $300 million plus interest and attorneys' fees. That ruling is subject to appeal at the conclusion of other proceedings in the case. On June 9, 2000, Chase also filed a complaint in the U.S. District Court in the District of Delaware demanding that the Company and other investors in Old Iridium pay their capital call requirements under Old Iridium's LLC Agreement, plus interest and legal fees. In Motorola's case, this could require a payment of up to approximately $50 million. No trial date has been scheduled in the capital call lawsuit. Finally, on October 1, 2001, Chase and 17 other lenders to Old Iridium filed a complaint against Motorola in the Supreme Court of New York alleging that they were fraudulently induced by Motorola and Old Iridium to enter into the Senior Secured

Credit Agreement discussed above. The plaintiffs seek recovery of the unpaid portion of the loans. Discovery in this lawsuit has not yet begun.

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

        The Iridium India gateway investors (IITL) have filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law if IITL were successful in the suit, IITL could recover compensation of the alleged financial losses.

        Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

        Motorola had reserves related to the Iridium program of $601 million and $605 million at March 30, 2002 and December 31, 2001, respectively. These reserves are included in accrued liabilities in the condensed consolidated balance sheets. The $4 million of reserve utilized during the quarter ended March 30, 2002 were for costs associated with the wind-down and transition of the Iridium program. The reserve balance at March 30, 2002 includes: (i) $365 million associated with the unfavorable ruling against the Company in a case filed by the Chase Manhattan Bank related to a guarantee of a credit agreement for Iridium LLC, and (ii) $236 million related to the wind down and transition of Motorola's operations related to the Iridium program. After the end of the quarter, Motorola paid $371 million pursuant to a judgment funding agreement, subject to Motorola's right to appeal when and if the ruling becomes a final appealable judgment. The remaining reserves are expected to require future cash payments throughout 2002 and beyond.

        These reserves are believed by management to be sufficient to cover Motorola's current exposures related to the Iridium program. However, these reserves do not include additional charges that may arise as a result of litigation related to the Iridium program. While these cases are in very preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Segment Information

        GAAP operating results for the Company's major operations for the quarter ended March 30, 2002 compared with the quarter ended March 31, 2001, as well as adjustments made to GAAP results to exclude the impact of businesses sold and the impact of special items, are discussed below. During 2001, the Company sold its Integrated Information Systems Group (IISG), the Company's defense and government electronics business, and the Multiservice Networks Division, a provider of end-to-end managed network solutions.

        Special items included in operating earnings include employee severance costs, fixed asset impairments, litigation-related charges, goodwill/intangible asset impairments, in-process research and development charges, goodwill and intangible amortization, and other unusual charges.

        The order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Personal Communications Segment

	Three Months Ended
($ in millions)	March 30, 2002	March 31, 2001	% Change
Orders	$2,539	$2,839	(11%)
Segment sales	$2,301	$2,275	1%
Operating loss	$(35)	$(880)	96%
Special items: income (charge)
Reorganization of businesses	(141)	(494)
Amortization of intangibles/goodwill	(1)	(4)

Operating earnings (loss) excluding special items	$107	$(382)	***

***
Percent change not meaningful

        In the first quarter of 2002, segment sales increased 1% to $2.3 billion and orders declined 11% to $2.5 billion compared to the year-ago quarter. Segment sales increased due to an increase in unit sales for wireless handsets and iDEN digital phones, partially offset by a decline in average selling prices for both wireless handsets and iDEN digital phones. On a geographic basis, orders increased in the Americas and Europe and decreased significantly in Asia. Sales were down in the Americas and up in Europe and Asia. In the first quarter of 2002, average selling prices decreased by 8% compared to the prior-year quarter and decreased by 5% compared to the fourth quarter of 2001. This decline in average selling prices is consistent with historical trends. Unit shipments in the first quarter of 2002 increased 13% compared to the prior-year quarter, primarily due to increased unit shipments of GSM wireless handsets.

        Operating losses in the first quarter of 2002 were $35 million, compared to a loss of $880 million in the year-ago quarter. The lower loss is primarily due to: (i) a $353 million decrease in special charges related to business reorganization charges, and (ii) higher gross margin on sales resulting from favorable impacts of cost-reduction programs.

        The operating loss in the first quarter of 2002 includes $142 million of net special charges, $141 million of which related to reorganization of business charges, of which $8 million were included in costs of sales. During 2001 and in the first quarter of 2002, the segment continued implementing major cost-reduction actions intended to improve the cost structure and competitiveness of the segment. The first-quarter 2002 net special charges primarily consisted of an asset impairment charge relating to an engineering and distribution facility located in Illinois. The first-quarter 2001 special charges included $494 million of reorganization of businesses charges, including $398 million resulting from inventory write offs related to product portfolio changes that were included in costs of sales.

        Excluding the impact of net special items from both years, the segment had operating earnings of $107 million in the first quarter of 2002, compared to an operating loss of $382 million in the year-ago quarter. The improved financial performance reflects benefits from cost-reduction programs and improved gross margins.

        In 2002, industry-wide unit shipments of wireless handsets are anticipated to grow approximately 12% to 420 million units, compared to 375 million units in 2001. This anticipated industry growth reflects an expected increase in demand from wireless service providers. Segment sales are anticipated to be higher in 2002 compared to 2001 due to both the industry-wide unit growth expectations and the segment's intention to continue increasing its market share. Higher sales from increased unit shipments are expected to be partially offset by lower average selling prices in 2002 compared to 2001. However, the downward pressure on average selling prices in 2002 is expected to be lower than the long-term historical decline rate. Excluding the impact of special items, the segment expects to return to profitability for the full year 2002 as a result of both anticipated higher sales and an ongoing favorable impact from cost-reduction actions.

Global Telecom Solutions Segment

	Three Months Ended
($ in millions)	March 30, 2002	March 31, 2001	% Change
Orders	$1,275	$1,542	(17%)
Segment sales	$1,067	$1,669	(36%)
Operating earnings (loss)	$(52)	$27	***
Special items: income (charge)
Reorganization of businesses	(2)	(35)
Other	1	20

Operating earnings (loss) excluding special items	$(51)	$42	***

***    Percent change not meaningful

        In the first quarter of 2002, segment sales decreased 36% to $1.1 billion and orders decreased 17% to $1.3 billion compared to the year-ago quarter. The decrease in sales is due to lower demand for wireless infrastructure equipment by service providers. Wireless infrastructure sales and orders were down significantly in the Americas and Europe and orders in Asia were up significantly while sales in Asia were down.

        In the first quarter of 2002, the segment incurred an operating loss of $52 million, compared to operating earnings of $27 million in the year-ago quarter. The decline in financial performance is due to lower sales in the first quarter 2002, partially offset by favorable impacts from cost-reduction actions. The operating loss in the first quarter of 2002 includes $1 million of net special charges, compared to net special charges of $15 million in the year-ago quarter. The net special charges in 2001 included $35 million of reorganization of businesses charges, primarily employee severance accruals for workforce reductions, partially offset by $20 million of special income related to the implementation of SFAS 133. As part of its cost-reduction program, the segment has reduced the number of employees in its business by nearly 25% since March 2001. Additionally, administrative facilities were closed and manufacturing facilities consolidated.

        Excluding net special items, the segment incurred an operating loss of $51 million in the first quarter of 2002 compared to operating earnings of $42 million in the year-ago quarter. The decline in financial performance compared to a year ago is due to the decrease in sales.

        The Company anticipates that industry-wide sales of infrastructure equipment in 2002 will decrease by as much as 10% compared to 2001 due to lower anticipated capital expenditures by wireless service providers. In addition, service providers are slowing or postponing the build-out of next-generation 3G systems, particularly those known as UMTS (Universal Mobile Telecommunications System). UMTS systems are high-capacity wireless networks designed to provide enhanced data services, improved Internet access and increased voice capacity. Several factors are impacting this build-out, including: (i) the fact that the operators may have funding constraints limiting their ability to purchase 3G infrastructure equipment because of the very substantial fees they paid for 3G licenses, (ii) issues associated with the introduction of very complex new technology, (iii) development of new data applications, and (iv) handset availability. The segment expects service providers to use GPRS (General

Packet Radio Service) to grow their data subscriber base and to build their business case for next-generation systems. The segment expects service providers to broadly implement UMTS in large volumes around 2004, due to a need for expanded voice capacity and to support new data services. Segment sales in 2002 are anticipated to be lower than in 2001 due to the anticipated lower industry sales and the segment's position in the industry.

        Due to the lack of visibility of telecom company capital expenditures through the remainder of the year, the segment's results are difficult to forecast. However, the Company expects 2002 operating earnings, excluding the impact of special items, to remain relatively flat in comparison to 2001. The negative impact to operating earnings from the anticipated decline in sales is expected to be largely offset by savings from cost-reduction actions.

Commercial, Government and Industrial Solutions Segment

	Three Months Ended
($ in millions)	March 30, 2002	March 31, 2001	% Change
Orders	$874	$1,160	(25%)
Segment sales	$799	$1,043	(23%)
Operating earnings (loss)	$39	$(6)	***
Special items: income (charge)
Reorganization of businesses	(11)	(53)
Other		(2)
Amortization of intangibles/goodwill	(1)	(12)

Operating earnings excluding special items	$51	$57	(11%)

***    Percent change not meaningful

        In the first quarter of 2002, segment sales decreased 23% to $799 million and orders decreased 25% to $874 million compared to the year-ago quarter. These decreases are due to the sale of the Integrated Information Solutions Group (IISG) during 2001 and reduced capital spending by service providers for constructing, rebuilding or upgrading their communications systems. Orders were down in Europe and down significantly in the Americas in Asia. Sales were down significantly in the Americas and Europe and down in Asia. The majority of IISG sales and orders were in the Americas. Excluding the impact of IISG, orders and sales were down in the Americas.

        In the first quarter of 2002, operating earnings increased to $39 million, compared to an operating loss of $6 million in the prior-year quarter. Earnings increased primarily due to a decrease of $51 million in net special items.

        Operating results for the first quarter of 2002 include $12 million of net special charges, compared to net special charges of $63 million in the year-ago quarter. The special charges in 2002 primarily consist of charges for employee separations and exit costs. The charges in 2001 primarily consist of charges for employee separations and exit costs and charges for amortization of intangibles and goodwill. These lower net special charges were partially offset by less gross margin due to lower sales.

        During 2001, the segment sold IISG, a supplier of advanced government electronics and communications solutions primarily for military and space applications. Orders, sales and operating earnings for IISG for the quarter ended March 30, 2001 were approximately $164 million, $154 million and $14 million, respectively. Orders, sales and earnings for other exited businesses were not significant to the financial results of the segment.

        Financial results for the segment's ongoing businesses, excluding the impact of the exited IISG business and net special items, were:

        CGISS Results of Operations for Ongoing Businesses, Excluding Special Items

	Three Months Ended
($ in millions)	March 30, 2002	March 31, 2001	% Change
Orders	$874	$996	(12%)
Segment sales	$799	$889	(10%)
Operating earnings, excluding special items	$51	$43	19%

        Excluding the impact of net special items and exited businesses from both years, sales decreased to $799 million from $889 million in the year-ago quarter. Orders decreased to $874 million from $996 million in the year-ago quarter. Operating earnings excluding special items increased to $51 million from $43 million in the year-ago quarter. The increase in operating earnings is primarily due to lower SG&A expenses resulting from reorganization of businesses programs.

        The Company anticipates worldwide two-way radio sales to be relatively flat in 2002 compared to 2001. CGISS sales in 2002 are expected to be lower than in 2001 due to the sale of the IISG business in the third quarter of 2001.

        Excluding the impact of net special items and exited businesses from both years, the segment expects operating earnings to increase in 2002 largely as a result of reduced operating expenses resulting from reorganization of businesses programs.

Broadband Communications Segment

	Three Months Ended
($ in millions)	March 30, 2002	March 31, 2001	% Change
Orders	$537	$905	(41%)
Segment sales	$525	$818	(36%)
Operating earnings	$55	$101	(46%)
Special items: income (charge)
Reorganization of businesses	(1)	(6)
In-process research and development	(11)	—
Other	20	(5)
Amortization of intangibles/goodwill	(9)	(6)

Operating earnings excluding special items	$56	$118	(53%)

        In the first quarter of 2002, segment sales declined 36% to $525 million and orders declined 41% to $537 million compared to the year-ago quarter. These declines resulted from a slow down by cable service providers in making capital investments. The majority of the segment's sales and orders continued to be in North America.

        The segment had operating earnings of $55 million, compared to earnings of $101 million in the year-ago quarter. The decline in financial performance is primarily due to the decrease in sales.

        The operating earnings in the first quarter of 2002 include $1 million of net special charges, compared to net special charges of $17 million in the year-ago quarter. The net special charges in 2002 primarily consist of $11 million of in-process research and development charges related to the acquisition of Synchronous, Inc. and $9 million of charges for the amortization of intangibles partially offset by special income of $20 million, primarily from the recognition of pension curtailment income related to the General Instrument pension plan.

        Excluding the impact of net special items, operating earnings decreased to $56 million in the first quarter of 2002 from $118 million in the year-ago quarter. Earnings decreased due to the decline in sales, partially offset by lower R&D expenditures and lower SG&A costs resulting from the Company's reorganization of businesses and cost-containment programs.

        In January 2002, the Company acquired Synchronous, Inc. (Synchronous), a leading provider of fiber optic systems for video, data and voice transmission. Approximately 16.2 million shares of the Company's common stock were exchanged for Synchronous' outstanding shares. The total purchase price was approximately $270 million. The addition of the Synchronous technical staff and optical networking technology expands the segment's infrastructure product suite to provide broadband network operators with the solutions they require to deliver an increasing number of data-intensive services.

        Segment sales in 2002 are expected to decline versus 2001 due to anticipated lower capital spending and reduced modem sales prices. Excluding the impact of special items, the Company expects a decrease in operating earnings in 2002 as a result of the decline in sales partially offset by a favorable impact from the reorganization of businesses programs.

Semiconductor Products Segment

	Three months ended
($ in millions)	March 30, 2002	March 31, 2001	% Change
Orders	$1,285	$1,091	18%
Segment sales	$1,093	$1,483	(26%)
Operating loss	$(238)	$(251)	5%
Special items: income (charge)
Reorganization of businesses	(11)	(145)
Amortization of intangibles/goodwill	(1)	(11)

Operating loss excluding special items	$(226)	$(95)	(138%)

        In the first quarter of 2002, segment sales decreased 26% to $1.1 billion and orders increased 18% to $1.3 billion compared to the year-ago quarter. Segment sales were negatively impacted by the cyclical downturn of the semiconductor industry that began in the second half of 2000 and continued throughout 2001. This downturn resulted in significantly less backlog at the beginning of the first quarter of 2002 than in the year-ago quarter. The majority of the segment's backlog at the beginning of a quarter is shipped within the current quarter. The semiconductor industry, which traditionally has had volatile sales cycles, had its worst decline in history in 2001. Based on semiconductor industry data available through March 2002, the semiconductor industry was in its second quarter of recovery. This positively impacted order growth in the first quarter of 2002 compared to the year-ago quarter.

        On an end-market basis, orders were up in the Transportation Standard Products and Wireless and Broadband Subscriber Systems groups and up significantly in the Networking and Computing Systems group. Sales were down in the Transportation Standard Products group and down significantly in the Wireless and Broadband Subscriber Systems and Networking and Computing Systems groups.

        On a geographic basis, orders were up in the Americas and Europe and up significantly in Asia. Sales were down significantly in the Americas and Europe and down in Asia.

        In the first quarter of 2002, the segment incurred an operating loss of $238 million, compared with an operating loss of $251 million in the year-ago quarter. The first-quarter 2002 loss includes $12 million of special charges, primarily consisting of $11 million of asset impairment charges for a facility in Arizona. The first-quarter 2001 loss includes $156 million of special charges, primarily consisting of $145 million of business reorganization charges related to asset impairments, employee separation costs and exit costs.

        Capital expenditures in the segment decreased to $24 million in the first quarter of 2002 from $198 million in the year-ago quarter. The reduced capital expenditures were in response to the overcapacity created by the downturn in the semiconductor industry. The segment's capital expenditures in 2002 are expected to be significantly lower than those in 2001. Based upon the Company's current estimate of 2002 industry sales growth, the Company does not anticipate a need for an increase in SPS manufacturing capacity. Since 2000, SPS has reduced its number of wafer fabrication facilities from 18 to 14 and has announced planned closures that will reduce the number of wafer fabrication facilities to 8 by mid-2003.

        Excluding the impact of net special items from both years, the segment had an operating loss of $226 million in the first quarter of 2002 compared to an operating loss of $95 million in the year-ago quarter. The increased loss resulted from the significant reduction in sales discussed above, partially offset by benefits from cost-reduction actions.

        Semiconductor industry growth for 2002 remains difficult to forecast, however the Company currently anticipates industry sales growth of 5% to 10%, with sequential improvement expected in each quarter of 2002. SPS's sales in 2002 are expected to be higher than in 2001 as a result of the anticipated industry-wide sales growth. Excluding the impact of special items, the Company expects losses to be lower in 2002 than in 2001, due to the favorable impact from the Company's reorganization of businesses programs.

Integrated Electronic Systems Segment

	Three Months Ended
($ in millions)	March 30, 2002	March 31, 2001	% Change
Orders	$570	$513	11%
Segment sales	$509	$637	(20%)
Operating earnings	$9	$7	29%
Special items: income (charge)
Reorganization of businesses	(13)	(14)
Amortization of goodwill	(2)	(1)

Operating earnings excluding special items	$24	$22	9%

        In the first quarter of 2002, segment sales decreased 20% to $509 million and orders increased 11% to $570 million compared to the year-ago quarter. Automotive and industrial electronics systems sales increased, energy storage products sales were down and sales of multi-function embedded board and computer system products decreased very significantly. Orders for automotive and industrial electronics systems were up significantly, orders for energy storage products were up and orders for multi-function embedded board and computer system products were down very significantly.

        Operating earnings in the first quarter of 2002 were $9 million, compared to $7 million a year earlier.

        During 2002, IESS continued implementing major cost-reduction actions intended to improve its cost structure, refocus long-term strategies and improve the competitiveness of the segment. The first quarter of 2002 includes $15 million of special charges, primarily comprised of reorganization of businesses charges for employee separation costs. The prior-year quarter included $15 million of special charges, also primarily comprised of reorganization of businesses charges for employee separation costs.

        Excluding the impact of net special charges from both years, the segment had operating earnings of $24 million in the first quarter of 2002, compared to $22 million of earnings in the year-ago quarter.

        2002 segment sales are expected to be lower than in 2001, primarily due to an expected further decline in sales of multi-function embedded board and computer system products. These products are largely sold to the telecommunications equipment industry, which continues to be adversely affected by declining capital expenditures by telecommunications service providers. Despite lower anticipated sales, the segment expects to be profitable in 2002 excluding the impact of special items, due to a favorable impact from the Company's reorganization of businesses programs.

Other

	Three Months Ended
($ in millions)	March 30, 2002	March 31, 2001	% Change
Segment sales	$107	$245	(56%)
Operating loss	$(140)	$(134)	(4%)
Special items: income (charge)
Reorganization of businesses	(27)	(18)
Goodwill impairment		(72)
Amortization of goodwill	—	(9)
Other	(1)	(1)

Operating loss excluding special items	$(112)	$(34)	***

***    Percent change not meaningful

        Other is comprised of the Other Products segment and general corporate items. The Other Products segment includes: (i) various corporate programs representing developmental businesses and research and development projects; (ii) the Company's holdings in cellular operating companies outside the U.S.; and (iii) Next Level Communications, Inc., a publicly-traded subsidiary in which the Company has a controlling interest.

        Other Products sales in the first quarter of 2002 declined 56% to $107 million. The decrease in sales is due primarily to the disposition of the Company's holdings in cellular operating companies and the sale of the Multiservice Networks Division (MND) in 2001.

        Other Products and general corporate items generated an operating loss of $140 million in the first quarter of 2002, compared to an operating loss of $134 million in the year-ago quarter. The loss in 2002 includes $27 million of special charges for reorganization of business charges, primarily for employee separation costs. The first quarter 2001 loss includes $100 million of special charges, including $18 million of reorganization of businesses charges and $72 million for impairment of goodwill.

        Excluding special items from both periods, operating losses were $112 million in the first quarter of 2002 compared to $34 million in the prior-year quarter. The decline in financial performance is primarily due to the decline in sales.

Risk Management

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

        At March 30, 2002 and December 31, 2001, the Company had net outstanding foreign exchange contracts totaling $2.5 billion and $3.6 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged. The following table shows, in millions, the five largest net foreign exchange hedge positions as of March 30, 2002 and December 31, 2001:

Buy (Sell)	March 30, 2002	December 31, 2001
Euro	(453)	(670)
Chinese Renminbi	(450)	(650)
Japanese Yen	(434)	(521)
British Pound	(276)	(410)
Canadian Dollar	(228)	—
Malaysian Ringget	—	(180)

Argentina Exposure

        In December 2001, the Argentine government issued currency withdrawal restrictions and banking and exchange holidays causing uncertainties in the financial markets. As a result of these government actions and the resulting currency devaluation, the Company established a $54 million reserve at December 31, 2001 to cover increased credit risk on U.S. dollar-denominated receivables due from customers operating in Argentina.

        Motorola has a 25% equity investment in an Argentine cellular operating company. As a result of the prevailing economic environment and regulatory changes instituted in 2002 in Argentina, the Argentine peso was adopted as the functional currency for this entity. The impact of this change and the subsequent continued devaluation of the Argentine peso resulted in the Company taking a first quarter 2002 charge of $95 million to write the value of the investment to zero.

Interest Rates

        At March 30, 2002, the Company's short-term debt consisted primarily of $508 million of commercial paper, priced at short-term interest rates. The Company has $8.5 billion of long-term debt, including current maturities, which is primarily priced at long-term, fixed interest rates. To change the characteristics of a portion of these interest rate payments, the Company has entered into a number of interest rate swaps.

        In March 2002, the Company entered into interest rate swaps to change the characteristics of interest rate payments on $1.4 billion of its 6.75% debentures due 2006 and $300 million of its 7.60% notes due 2007 from fixed-rate payments to short-term LIBOR based variable rate payments. In June 1999, MCC entered into interest rate swaps to change the characteristics of the interest rate payments on its $500 million 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR based variable rate payments in order to match the funding with its underlying assets. Except for these interest rate swaps, at March 30, 2002, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments.

        The Company designates its interest rate hedge agreements as hedges of the underlying debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements.

        The Company is exposed to credit-related losses in the event of nonperformance by the counter parties to swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term debt ratings of "A" or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

Significant Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies require significant judgment and estimates:

  •
  Valuation of investments and long-lived assets

  •
  Allowance for losses on finance receivables

  •
  Retirement related benefits

  •
  Long-term contract accounting

  •
  Deferred tax asset valuation

  •
  Inventory valuation reserves

        In the first quarter of 2002, there has been no change in the above critical accounting policies. With the exception of valuation of investments and long-lived assets, there has been no significant change in the underlying accounting assumptions and estimates used in the above critical accounting policies.

Valuation of Investments and Long-Lived Assets

        The Company assesses the impairment of investments and long-lived assets, which includes identifiable intangible assets, goodwill and plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

        — underperformance relative to expected historical or projected future operating results;

        — changes in the manner of use of the assets or the strategy for our overall business;

        — negative industry or economic trends;

        — declines in stock price of an investment for a sustained period; and

        — our market capitalization relative to net book value.

        When the Company determines that the carrying value of intangible assets, goodwill and long-lived assets may not be recoverable, an impairment charge is recorded. Impairment is generally measured based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

        At March 30, 2002 and December 31, 2001 the net value of these assets were as follows (in millions):

	March 30, 2002	December 31, 2001
Property, plant and equipment	$8,288	$8,913
Investments	2,032	2,995
Intangible assets	601	555
Goodwill	1,431	1,227

Total	$12,352	$13,690

        In the first quarter of 2002 the Company recorded fixed asset impairment charges of $155 million primarily relating to an engineering and distribution facility in Illinois.

        As a result of the downturn of the worldwide economic environment and capital markets, the Company recorded impairment charges related to its investment portfolio of $188 million in the first quarter of 2002. These investments primarily represented investments in cable operating companies and our investment in an Argentine operating company that offers telephony services. Additionally, our available-for-sale securities portfolio reflected a net pre-tax unrealized loss position of $107 million at March 30, 2002 compared to a net pre-tax unrealized gain position of $556 million at December 31, 2001.

        In connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 the Company completed an impairment review of goodwill. Based on the results of this review, an impairment charge was not required.

        The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Goodwill related to acquisitions prior to July 1, 2001 continued to be amortized through December 31, 2001 as required in the transition guidance. Goodwill related to acquisitions subsequent to June 30, 2001 was not amortized. If it had been amortized it would have reduced earnings by $19 million in 2001. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Statement No. 142 is effective January 1, 2002. The adoption of these statements did not materially affect the Company's financial position, results of operations or cash flows.

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Such legal obligations include obligations a party is required to settle as a result of an existing or enacted law, statute, or ordinance, or written or oral contract. These associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement January 1, 2002 and the adoption of this statement did not materially affect the Company's financial position, results of operations or cash flows.

        In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While the statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. Statement No. 144 also retains the requirement to report separately discontinued operations (Opinion No. 30) and extends that reporting to a component of an entity that either has been disposed of by sale, abandonment, or in a distribution to owners or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement January 1, 2002 with no material effect on the Company's financial position, results of operations or cash flows.

New Statement Lines and Minor Reclassifications

        As described in a Form 8-K filed on April 9, 2002, beginning in the first quarter of 2002, Motorola has added new statement lines in its consolidated statement of operations to align more closely with the financial statement presentation of other technology companies. As a result, and as reflected in the Form 8-K, certain reclassifications have been made to previously-reported quarterly and annual financial statement information for them to be comparable to the 2002 presentation. These reclassifications did not change the Company's results of operations as historically reported. In addition, to ensure consistent reporting of the reclassifications, the condensed consolidated statements of operations contained in this 10-Q reflect a minor reclassification of certain 2002 amounts previously reported in the Company's April 16, 2002 earnings press release. This reclassification has no impact on the Company's 2002 earnings. No other financial statements have been impacted.

Business Risks

        Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about: (i) future financial performance by the Company or any of its segments, including sales and profitability, (ii) special items that may occur in the future, (iii) cost of sales and gross margin, (iv) selling, general and administrative costs, (v) research and development expenditures, (vi) interest expense, (vii) future charges, payments, use of accruals and cost savings in connection with business reorganization programs, (viii) capital expenditures, (ix) tax rates, (x) net accounts receivable and weeks receivable, (xi) inventory levels and inventory turns, (xii) level of commercial paper borrowings, (xiii) the Company's ability to access the capital markets, (xiv) the Company's ability to renegotiate its domestic credit facilities, (xv) the adequacy of reserves relating to long-term finance receivables and other contingencies, (xvi) the outcome of pending litigation, (xvii) the ability of Next Level to repay obligations owing to the Company, (xviii) industry shipments of wireless handsets, (xix) average selling prices for wireless handsets, (xx) expected market share, (xxi) industry-wide sales of wireless infrastructure equipment, (xxii) timing of the migration to UMTS, (xxiii) the level of financing support provided to customers, (xxiv) worldwide industry sales of two-way radios, (xxv) the impact of acquisitions, (xxvi) future capital spending by communications providers, (xxvii) worldwide semiconductor industry sales and growth, (xxviii) planned closures of manufacturing facilities, (xxix) the impact of ongoing currency policy in Argentina and other foreign currency exchange risks, (xxx) future hedging activity by the Company, (xxxi) the ability of counterparties to financial instruments to perform their obligations, and (xxxii) the impact of recent accounting pronouncements on the Company.

        The Company wishes to caution the reader that the factors below and those on pages F-35 through F-40 of the appendix to the Company's Proxy Statement for its 2002 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the rate of recovery in the overall economy and the uncertainty of current economic conditions, (ii) the impact of ongoing tax relief, interest rate reduction and liquidity infusion efforts to stimulate the economy, (iii) the Company's ability to effectively carry out the planned cost-reduction actions and the effectiveness of those actions, (iv) the potential for unanticipated results from cost-reduction activities on productivity, (v) the lack of predictability of future operating results, (vi) the Company's continuing ability to access the capital markets on favorable terms, (vii) the duration and severity of the ongoing difficulties experienced by the telecommunications, semiconductor and broadband industries, (viii) demand for the Company's products, including products related to new technologies, (ix) the Company's ability to continue to increase profitability in its wireless handset business, (x) the Company's success in the emerging 3G market, (xi) the demand for vendor financing and the Company's ability to provide that financing in order to remain competitive, (xii) the creditworthiness of the Company's customers, especially purchasers of large infrastructure systems, (xiii) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including any relating to the Iridium project, (xiv) the levels at which design wins become actual orders and sales, (xv) the success of alliances and agreements with other companies to develop new products, technologies and services, (xvi) volatility in the market value of securities held by the Company, (xvii) product and technology development and commercialization risks, (xviii) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits, (xix) the impact of foreign currency fluctuations, and (xx) the impact of changes in governmental policies, laws or regulations.

        The use of the word "significant" in this document indicates a change of greater than 25 percent, unless the context indicates otherwise. The use of the words "very significant" indicates a change of greater than 50 percent unless the context indicates otherwise.

MOTOROLA and the Stylized M Logo are registered in the U.S. Patent and Trademark Office. All other trademarks indicated as such herein are the property of their respective owners.

Iridium® is a registered trademark and service mark of Iridium LLC.

sm "Puttable Reset Securities PURS" is a service mark of Goldman, Sachs & Co.

©Motorola, Inc. 2002

Part II—Other Information

Item 1—Legal Proceedings.

  Personal Injury Cases

        Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. Agro et. al., v. Motorola, Inc., et al., filed February 26, 2002, in the Superior Court of the District of Columbia; Cochran et. al., v. Audiovox Corporation, et al., filed February 26, 2002, in the Superior Court of the District of Columbia, and Schofield et. al., v. Matsushita Electric Corporation of America, et al., filed February 26, 2002, in the Superior Court of the District of Columbia all allege that use of a cellular phone caused a malignant brain tumor. These cases were removed to federal court on March 29, 2002.

        On January 9, 2002, defendants sought transfer and consolidation of the Brower v. Motorola, Inc, et. al., complaint with the consolidated matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation, and on January 31, 2002, the judicial panel on multidistrict litigation entered a conditional transfer order. The plaintiffs objected to that transfer and the matter is under consideration by the panel.

        See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2001 for additional disclosures regarding pending matters.

        Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed in the Company's most recent Form 10-K with respect to the Iridium cases, the ultimate disposition of the Company's pending legal proceedings will not have a material adverse effect on the consolidated financial position, liquidity or results of operations.

Item 2—Changes in Securities and Use of Proceeds.

        On January 3, 2002, the Company acquired Synchronous, Inc., a leading provider of fiber optic systems for video, data and voice transmissions, pursuant to an Agreement and Plan of Merger dated as of November 9, 2001, among the Company, Synchronous, Prism Merger Sub, Inc., Vincent R. Borelli and Cisco Systems, Inc. In connection with the acquisition of Synchronous, the Company issued an aggregate of 16,163,188 shares of the Company's common stock in exchange for all of the outstanding common stock and preferred stock of Synchronous. An additional 2,576,737 shares of the Company's common stock were reserved for issuance upon exercise of outstanding employee stock options of Synchronous.

        The offer and sale of the securities in the Synchronous transaction described above were effected without registration in reliance on the exemption afforded by section 3(a)(10) of the Securities Act of 1933, as amended. The foregoing issuances were approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

Item 3—Defaults Upon Senior Securities.

        Not applicable.

Item 4—Submission of Matters to Vote of Security Holders.

        The Company held its annual meeting of stockholders on May 6, 2002, and the following matters were voted on at that meeting:

1.
The election of the following directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

Director	For	Withheld
Edward D. Breen	1,878,064,959	48,631,925
Francesco Caio	1,876,940,115	49,756,769
H. Laurance Fuller	1,866,182,127	60,514,757
Christopher B. Galvin	1,863,635,166	63,061,718
Anne P. Jones	1,864,534,689	62,162,195
Judy C. Lewent	1,866,841,026	59,855,858
Walter E. Massey	1,876,160,680	50,536,204
Nicholas Negroponte	1,877,231,124	49,465,760
John E. Pepper, Jr.	1,876,395,000	50,301,884
Samuel C. Scott III	1,875,836,120	50,860,764
Douglas A. Warner III	1,872,159,345	54,537,539
B. Kenneth West	1,874,969,974	51,726,910
John A. White	1,866,213,206	60,483,678
2.
The adoption of the Motorola, Inc. Omnibus Incentive Plan of 2002 was approved by the following vote: For, 1,690,219,852; Against, 221,831,468; Abstain, 14,644,356.

3.
A proposed amendment to the Motorola Employee Stock Purchase Plan of 1999 to authorize an additional 50 million shares for issuance and sale to employees was approved by the following vote: For, 1,772,119,708; Against, 140,734,269; Abstain, 13,815,109.

4.
A shareholder proposal Re: Non-Audit Services by Independent Auditors was defeated by the following vote: For, 524,302,927; Against, 807,514,346; Abstain, 61,585,058.

5.
A shareholder proposal Re: Disclosure of the Board's Role in Developing and Monitoring the Company's Strategy was defeated by the following vote: For, 110,722,013; Against, 1,255,127,579; Abstain, 27,634,419.

Item 5—Other Information.

        Not applicable.

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits
*10.1	Motorola Omnibus Incentive Plan of 2002.
*10.2	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options.
10.3
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998 (incorporated by reference to Exhibit 10.21(b) to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).

10.4
Form of Motorola, Inc. Restricted Stock Unit Agreement, relating to the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998 (incorporated by reference to Exibit 10.10 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-7221)).
10.5
Form of Motorola, Inc. Restricted Stock Unit Agreement, relating to the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998 (incorporated by reference to Exhibit 10.11 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-7221)).
  (b)
  Reports on Form 8-K

    The Company filed Current Reports on Form 8-K on January 15, 2002 and April 9, 2002.

*
Filed herewith.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC. (Registrant)
Date: May 14, 2002	By:	/s/ ANTHONY KNAPP Anthony Knapp Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer of the Registrant)

EXHIBIT INDEX

Number	Description of Exhibits
*10.1	Motorola Omnibus Incentive Plan of 2002.
*10.2	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options.
10.3
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998 (incorporated by reference to Exhibit 10.21(b) to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).
10.4
Form of Motorola, Inc. Restricted Stock Unit Agreement, relating to the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998 (incorporated by reference to Exhibit 10.10 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-7221)).
10.5
Form of Motorola, Inc. Restricted Stock Unit Agreement, relating to the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998 (incorporated by reference to Exhibit 10.11 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-7221)).

*
Filed herewith

QuickLinks

Part I—Financial Information
Notes to Condensed Consolidated Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
  Item 1—Legal Proceedings.
  Item 2—Changes in Securities and Use of Proceeds.
  Item 3—Defaults Upon Senior Securities.
  Item 4—Submission of Matters to Vote of Security Holders.
  Item 5—Other Information.
  Item 6—Exhibits and Reports on Form 8-K.
  Signature
EXHIBIT INDEX