Form 10-Q
period 2002-06-29
MOTOROLA INC
filed 2002-08-13
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ending June 29, 2002

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

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on June 29, 2002:

Class	Number of Shares
Common Stock; $3 Par Value	2,299,029,491

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$6,741	$7,486	$12,762	$15,169
Costs of sales	4,518	5,836	8,766	11,953

Gross Margin	2,223	1,650	3,996	3,216

Selling, general and administrative expenses	1,141	1,143	2,183	2,330
Research & development expenses	944	1,086	1,836	2,258
Reorganization of businesses	1,468	619	1,666	860
Other charges	909	99	912	171

Operating loss	(2,239)	(1,297)	(2,601)	(2,403)

Other income (expense):
Interest expense, net	(100)	(104)	(208)	(165)
Gains on sales of investments and businesses	24	742	35	1,356
Other	(975)	(189)	(1,167)	(227)

Total other income (expense)	(1,051)	449	(1,340)	964

Loss before income taxes	(3,290)	(848)	(3,941)	(1,439)
Income tax benefit	(969)	(89)	(1,171)	(147)

Net loss	$(2,321)	$(759)	$(2,770)	$(1,292)

Loss per common share
Basic	$(1.02)	$(0.35)	$(1.22)	$(0.59)

Diluted	$(1.02)	$(0.35)	$(1.22)	$(0.59)

Weighted average common shares outstanding
Basic	2,277.2	2,202.9	2,265.2	2,198.8

Diluted	2,277.2	2,202.9	2,265.2	2,198.8

Dividends per share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	June 29, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$6,392	$6,082
Short-term investments	95	80
Accounts receivable, net	4,202	4,583
Inventories, net	2,462	2,756
Deferred income taxes	2,575	2,633
Other current assets	887	1,015

Total current assets	16,613	17,149

Property, plant and equipment, net	6,770	8,913
Investments	1,199	2,954
Deferred income taxes	2,738	1,152
Other assets	2,843	3,230

Total assets	$30,163	$33,398

Liabilities and Stockholders' Equity
Notes payable and current portion of long-term debt	$1,529	$870
Accounts payable	2,263	2,434
Accrued liabilities	6,035	6,394

Total current liabilities	9,827	9,698

Long-term debt	7,414	8,372
Other liabilities	1,396	1,152
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	485	485
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,900	6,764
Additional paid-in capital	2,117	1,707
Retained earnings	2,482	5,434
Non-owner changes to equity	(458)	(214)

Total stockholders' equity	11,041	13,691

Total liabilities and stockholders' equity	$30,163	$33,398

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In millions)

		Non-Owner Changes To Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings
BALANCES AT DECEMBER 31, 2001	$8,471	$343	$(512)	$(45)	$5,434

Net loss					(2,770)
Unrealized losses on securities, net		(327)
Foreign currency translation adjustments, net			85
Issuance of common stock and stock options exercised	546
Loss on derivative instruments, net				(2)
Dividends declared					(182)

BALANCES AT JUNE 29, 2002	$9,017	$16	$(427)	$(47)	$2,482

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	June 29, 2002	June 30, 2001
Operating
Net loss	$(2,770)	$(1,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,100	1,329
Charges for reorganization of businesses and other charges	2,615	1,656
Gains on sales of investments and businesses	(35)	(1,356)
Deferred income taxes	(1,351)	(528)
Investment impairments and other	1,136	223
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	390	2,126
Inventories	303	835
Other current assets	123	(41)
Accounts payable and accrued liabilities	(877)	(1,726)
Other assets and liabilities	55	(244)

Net cash provided by operating activities	689	982

Investing
Acquisitions and investments, net	(26)	(442)
Proceeds from dispositions of investments and businesses	32	1,481
Capital expenditures	(239)	(787)
Proceeds from dispositions of property, plant and equipment	43	12
Sales (purchases) of short-term investments	(15)	52

Net cash provided by (used for) investing activities	(205)	316

Financing
Repayment of commercial paper and short-term borrowings	(175)	(2,530)
Net proceeds from issuance of debt	29	2,390
Repayment of debt	(153)	(32)
Issuance of common stock	263	247
Payment of dividends	(181)	(176)

Net cash used for financing activities	(217)	(101)

Effect of exchange rate changes on cash and cash equivalents	43	(47)

Net increase in cash and cash equivalents	310	1,150
Cash and cash equivalents, beginning of period	6,082	3,301

Cash and cash equivalents, end of period	$6,392	$4,451

Cash paid during the period for:
Interest	$300	$368
Income taxes	$106	$359

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except as noted)

1.    Basis of Presentation

        The condensed consolidated financial statements as of June 29, 2002 and for the three-month and six-months ended June 29, 2002 and June 30, 2001, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 29, 2002 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three-months and six-months ended June 29, 2002 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2002 presentation.

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

2.    Other Financial Data

Statement of Operations Information

        The following table displays the amounts comprising Other charges, Other and Interest expense, net included in Other Income (Expense) in the Company's condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Other charges:
Goodwill and intangible assets impairment	$326	$—	$326	$72
Potentially uncollectible finance receivables	526	100	526	100
Other	57	(1)	60	(1)

	$909	$99	$912	$171

Other:
Investment impairments	$955	$194	$1,143	$223
Foreign currency (gains) losses	22	(11)	25	(24)
Other	(2)	6	(1)	28

	$975	$189	$1,167	$227
Interest expense, net:
Interest expense	$177	$201	$339	$407
Interest income	(77)	(97)	(131)	(242)

	$100	$104	$208	$165

Loss Per Common Share

        The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Basic loss per common share:
Net loss	$(2,321)	$(759)	$(2,770)	$(1,292)
Weighted average common shares outstanding	2,277.2	2,202.9	2,265.2	2,198.8

Per share amount	$(1.02)	$(0.35)	$(1.22)	$(0.59)

Diluted loss per common share:
Net loss	$(2,321)	$(759)	$(2,770)	$(1,292)
Add: Interest on zero coupon notes and equity security units, net	—	—	—	—

Net loss as adjusted	$(2,321)	$(759)	$(2,770)	$(1,292)

Weighted average common shares outstanding	2,277.2	2,202.9	2,265.2	2,198.8
Add effect of dilutive securities
Stock options/restricted stock	—	—	—	—
Warrants	—	—	—	—
Equity security units	—	—	—	—
Zero coupon notes	—	—	—	—

Diluted weighted average common shares outstanding	2,277.2	2,202.9	2,265.2	2,198.8

Per share amount	$(1.02)	$(0.35)	$(1.22)	$(0.59)

        In the computation of diluted loss per common share for the three-months and six-months ended June 29, 2002 and June 30, 2001, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock, warrants and the equity security units were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

        Accounts receivable, net, consist of the following:

	June 29, 2002	December 31, 2001
Accounts receivable	$4,462	$4,805
Less allowance for doubtful accounts	(260)	(222)

	$4,202	$4,583

Inventories

        Inventories, net, consist of the following:

	June 29, 2002	December 31, 2001
Finished goods	$972	$1,140
Work-in-process and production materials	2,591	2,782

	3,563	3,922
Less inventory reserves	(1,101)	(1,166)

	$2,462	$2,756

Property, Plant, and Equipment

        Property, plant and equipment, net, consists of the following:

	June 29, 2002	December 31, 2001
Land	$326	$346
Buildings	5,222	6,208
Machinery and equipment	15,692	16,254

	21,240	22,808
Less accumulated depreciation	(14,470)	(13,895)

Property, plant and equipment, net	$6,770	$8,913

        For the three months ended June 29, 2002 and June 30, 2001 the Company recorded impairment charges of $1.2 billion and $296 million, respectively, for certain buildings and equipment that were deemed to be impaired primarily in connection with facility consolidation activities undertaken by the Semiconductor Products segment and the Personal Communications segment. For the six months ended June 29, 2002 and June 30, 2001 impairment charges were $1.4 billion and $404 million, respectively.

        Depreciation expense for the three months ended June 29, 2002 and June 30, 2001 was $515 million and $589 million, respectively. Depreciation expense for the six months ended June 29, 2002 and June 30, 2001 was $1.0 billion and $1.2 billion, respectively.

Investments

        Investments consist of the following:

	June 29, 2002	December 31, 2001
Available-for-sale securities:
Cost basis	$669	$1,416
Gross unrealized gains	46	686
Gross unrealized losses	(18)	(130)

Fair value	697	1,972
Held-to-maturity debt securities, at cost	32	154
Other securities, at cost	243	488
Equity method investments	227	340

	$1,199	$2,954

        Debt securities, which are classified as held-to-maturity securities, totaling Euros 30 million (US$30 million at June 29, 2002) mature in 2010.

        The Company recorded impairment charges of $955 million and $194 million for the three months ended June 29, 2002, and June 30, 2001, respectively, and $1.1 billion and $223 million for the six months ended June 29, 2002, and June 30, 2001, respectively. These impairment charges represent other-than-temporary declines in the value of the Company's investment portfolio. The $955 million charge was primarily comprised of: (i) a $464 million write down in the value of the Company's investment in Nextel Communications, Inc.; (ii) a $73 million writedown of the Company's investment in Telus Corporation; and (iii) based on the results of an independent third-party valuation in the second quarter, an impairment of the Company's debt security holdings and associated warrants in Callahan Associates International L.L.C. by $119 million and $154 million, respectively. Investment impairment charges are included in the Other statement line of Other Income (Expense) in the Company's condensed consolidated statements of operations.

        Gains on sales of investments and businesses consists of the following:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Gains on sale of equity securities, net	$—	$44	$9	$115
Gains on sale of businesses and equity method investments	24	698	26	1,241

	$24	$742	$35	$1,356

        For the three months ended June 30, 2001, the gains primarily resulted from the Company's sale of its investments in four cellular operating companies in northern Mexico. For the six months ended June 30, 2001, the gains primarily resulted from the Company's sale of its investments in several cellular operating companies outside the U.S. and the sale of equity securities.

Other Assets

	June 29, 2002	December 31, 2001
Long-term finance receivables, net of allowances of $2,246 and $1,647	$427	$907
Goodwill, net of accumulated amortization of $460 and $460	1,411	1,195
Intangible assets, net of accumulated amortization of $205 and $176	263	555
Other	742	573

	$2,843	$3,230

        During the three months ended June 29, 2002, the Company recorded an intangible asset impairment charge of $325 million relating to an acquired license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically the Company has amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to an anticipated drop in the number of new subscribers utilizing the services provided under the license, caused primarily by the expected consolidations of cable operators, specifically the combination of AT&T Broadband Corporation with Comcast Corporation.

Stockholders' Equity Information

Warrants

        For the three months ended June 29, 2002 and June 30, 2001, proceeds from the exercise of stock warrants totaled $167 million (20 million shares) and $96 million (12 million shares), respectively. For the six months ended June 29, 2002 and June 30, 2001, proceeds from the exercise of stock warrants were $167 million (20 million shares) and $126 million (15 million shares), respectively. At June 30, 2002, there are no outstanding stock warrants.

Comprehensive Loss

        The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net loss	$(2,321)	$(759)	$(2,770)	$(1,292)

Gross unrealized gains (losses) on securities, net of tax	(294)	261	(707)	(884)
Adjustment for (gains) losses realized and included in net loss, net of tax	376	(11)	380	(48)

Unrealized gains (losses) on securities, net of tax, as adjusted	82	250	(327)	(932)
Foreign currency translation adjustments, net of tax	83	49	85	(189)
Gain (loss) on derivative instruments, net of tax	(7)	(23)	(2)	2

Comprehensive loss	$(2,163)	$(483)	$(3,014)	$(2,411)

3.    Debt and Credit Facilities

        In May 2002, the Company completed the renewal of its revolving domestic credit facilities. The Company now has a $900 million 364-day facility expiring in May 2003 and a $900 million three-year facility expiring in May 2005. The revolving domestic credit facilities contain similar terms to the Company's previous revolving credit facilities. Important terms of the credit agreements include a springing contingent lien and covenants related to net interest coverage and total debt-to-book capitalization ratios. In the case of the springing contingent lien, if Motorola's corporate credit ratings were to be lower than "BBB" by S&P or "Baa2" by Moody's, the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company's current corporate credit ratings are "BBB" by S&P and "Baa2" by Moody's. The Company has never borrowed under its domestic revolving credit facilities.

        In March 2002, the Company entered into interest rate swaps to change the characteristics of interest rate payments on its $1.4 billion 6.75% debentures due 2006 and its $300 million 7.60% notes due 2007 from fixed-rate payments to short-term LIBOR based variable rate payments to manage fixed and floating rates in its debt portfolio. In June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on its $500 million 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR based variable rate payments in order to match the funding with its underlying assets. The short-term LIBOR based variable payments on the interest rate swaps was 3.5% for the three months ended June 29, 2002. The fair value of the interest rate swaps as of June 29, 2002 was approximately $97 million. Except for these interest rate swaps, at June 29, 2002, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties in swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term debt ratings of "A" or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

        On January 31, 2001, the Company received aggregate net proceeds of $2.2 billion from the concurrent issuance and sale of $1.4 billion of 6.75% debentures due February 1, 2006 and $825 million of Puttable Reset Securities PURSSM due February 1, 2011. During the first quarter of 2002, the Company classified the $825 million of PURS as a current maturity. Beginning on February 1, 2003 and on each anniversary thereof while the PURS are outstanding, the PURS may be called at the option of Goldman, Sachs & Co. (Goldman) and remarketed by Goldman to new holders. The decision as to whether or not to call the PURS rests entirely with Goldman. If Goldman does not exercise its call right on February 1, 2003 or any anniversary thereof while the PURS are outstanding, the PURS will automatically be put to the Company for redemption, unless the holders of 30 percent of the PURS elect otherwise. If the PURS are not redeemed on February 1, 2003 or any anniversary thereof, they will be remarketed at a reset interest rate equal to 5.45% plus the prevailing credit spread in the market for one-year notes issued by Motorola.

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

4.    Financing Arrangements

        Finance receivables consist of the following:

	June 29, 2002	December 31, 2001
Gross finance receivables	$2,825	$2,762
Less allowance for losses	(2,246)	(1,647)

	579	1,115
Less current portion	(152)	(208)

Long-term finance receivables	$427	$907

        Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company's condensed consolidated balance sheets. Total interest income recognized for the three months ended June 29, 2002, and June 30, 2001 was $0.3 million and $36 million, respectively. Total interest income recognized for the six months ended June 29, 2002, and June 30, 2001 was $5 million and $105 million, respectively.

        An analysis of impaired finance receivables included in total finance receivables above is as follows:

	June 29, 2002	December 31, 2001
Impaired finance receivables:
Requiring allowance for losses	$2,256	$2,190
Expected to be fully recoverable	337	350

	2,593	2,540
Less allowance for losses on impaired finance receivables	2,222	1,624

Impaired finance receivables, net	$371	$916

        The allowance for losses on finance receivables was $2.2 billion and $1.6 billion as of June 29, 2002 and December 31, 2001, respectively. During the second quarter of 2002, the Company recorded a $526 million charge relating to one customer, Telsim, in Turkey (the "Telsim Loan"). As of June 29, 2002, gross receivables from Telsim were $2.0 billion and have been fully reserved.

        In January 2002, the Company together with another Telsim creditor filed suit to reclaim amounts owed, including damages. The suit alleges 13 separate counts of wrongdoing, including four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly know as "RICO". In the second quarter of 2002, the N.Y. District Court and Second Circuit Court of Appeals, the court that has the RICO case, issued orders (i) freezing certain New York property of the Uzan family (the family which controls Telsim), (ii) granting Motorola's request that the Uzan family be prohibited from transferring assets or taking any actions that might damage Motorola's interests or collateral, and (iii) granting Motorola's request that the Uzans deposit the Telsim stock fraudulently obtained to the registry of the N.Y. District Court. The order required the parties to comply no later than May 24, 2002. The Uzans have not complied with the court order to deposit the Telsim shares with the court. The Company continues its recovery efforts through the courts and other strategies. However, the Company currently believes that the settlement and litigation process will be very lengthy in light of Telsim's decision to violate the court's order. As a result, the Company has fully reserved the remaining carrying value of the Telsim loans.

        The Company sells, from time to time, receivables to unrelated third parties. A short-term receivables discounting and sales program is operated through its wholly-owned subsidiary, Motorola Receivables Corporation. Such receivables are sold on a non-recourse basis with $249 million and $442 million sold for the three months ended June 29, 2002 and June 30, 2001, respectively, and $533 million and $737 million for the six months ended June 29, 2002, and June 30, 2001, respectively.

        Certain purchasers of the Company's infrastructure equipment seek to obtain financing from suppliers in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. At June 29, 2002 and December 31, 2001, the Company had outstanding commitments to extend credit to third-parties totaling $123 million and $162 million, respectively.

        In addition to providing direct financing to certain equipment customers, as evidenced by the finance receivables above, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $132 million and $275 million at June 29, 2002 and December 31, 2001, respectively. Customer outstanding borrowings under these third party loan arrangements were $132 million and $184 million at June 29, 2002 and December 31, 2001, respectively. Accrued liabilities of $51 million and $74 million at June 29, 2002 and December 31, 2001, respectively, have been recorded to reflect management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called.

5.    Commitments and Contingencies

Next Level Communications, Inc.:

        At June 29, 2002, the Company had approximately an 83%, controlling ownership interest in Next Level Communications, Inc. (Next Level), a publicly-traded subsidiary, which is consolidated in Motorola's financial statements. Effective in the fourth quarter of 2001, Motorola began to include in its consolidated results the minority interest share of Next Level's operating losses. As a result of Next Level's cumulative net deficit equity position, 100% of Next Level's financial results are consolidated in the Company's condensed consolidated financial statements.

        Intercompany financings in the form of debt and preferred stock, provided by Motorola to Next Level totaled $155 million at June 29, 2002, compared to $112 million at December 31, 2001. In the first quarter of 2002, Motorola made a $30 million investment in Next Level preferred stock and also agreed to provide $35 million of additional financing to Next Level to be used for general corporate and working capital purposes. Of this committed amount, $13 million had been drawn down at June 29, 2002. Additionally, in June 2002, Motorola converted a $20 million note to preferred stock. In conjunction with the various financings to Next Level, Motorola has received warrants, the exercise of which would increase Motorola's ownership in Next Level.

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

        The Chase Manhattan Bank has filed three lawsuits against the Company with respect to Iridium's $800 million Senior Secured Credit Agreement. On June 9, 2000, Chase filed a complaint in the Supreme Court of the State of New York, New York County (which was subsequently removed to federal district court in New York), demanding that the Company provide a $300 million guarantee that was required under certain circumstances and subject to certain conditions, plus interest and attorney fees. The Company asserted that the conditions had not been met and that Chase was not entitled to demand the guarantee. Following a bench trial, in early 2002, the court entered an order granting judgment to Chase and ordering the Company to pay Chase $300 million plus interest and attorneys' fees. In connection with this order, in April 2002, the Company made a $371 million payment into an escrow account. The Court's judgment is subject to appeal at the conclusion of other proceedings in the case and under certain circumstances could require Chase to repay the Company in whole or in part.

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

        Finally, on October 1, 2001, Chase and 17 other lenders to Old Iridium (or their alleged successors) filed a complaint against Motorola in the Supreme Court of New York alleging that they were fraudulently induced by Motorola and Old Iridium to enter into the Senior Secured Credit Agreement discussed above. The plaintiffs seek recovery of the unpaid portion of the $800 million loan (which is in excess of $653 million), plus interest and expenses. Any principal amounts that Motorola or other parties are ordered to pay as a result of the two lawsuits described above (with the exception of interest or attorneys' fees) would reduce the unpaid balance of that loan. Discovery in this lawsuit is in the initial stages.

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

        The Iridium India gateway investors (IITL) have filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law, if IITL were successful in the suit, IITL could recover compensation of the alleged financial losses.

        Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

        Motorola had reserves related to the Iridium program of $228 million and $605 million at June 29, 2002 and December 31, 2001, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. During the six months ended June 29, 2002, payments of $377 million have been made, primarily representing the unfavorable ruling against the Company in the case filed by Chase Manhattan related to a guarantee of a credit agreement for Iridium LLC. The remaining reserve at June 29, 2002 includes costs for the wind-down and transition of Motorola's operations related to the Iridium program and is expected to require future cash payments principally throughout 2002.

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

6.    Segment Information

        Summarized below are the Company's segment sales and operating earnings (loss) for the three months and six months ended June 29, 2002, and June 30, 2001:

	Three Months Ended			Six Months Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
Segment Sales:
Personal Communications Segment	$2,622	$2,493	5%	$4,923	$4,768	3%
Semiconductor Products Segment	1,216	1,250	(3)	2,309	2,733	(16)
Global Telecom Solutions Segment	1,239	1,649	(25)	2,306	3,318	(31)
Commercial, Govt. and Industrial Solutions Segment	886	1,038	(15)	1,685	2,081	(19)
Broadband Communications Segment	554	820	(32)	1,079	1,638	(34)
Integrated Electronic Systems Segment	566	549	3	1,075	1,186	(9)
Other Products Segment	129	248	(48)	236	493	(52)
Adjustments & Eliminations	(471)	(561)	16	(851)	(1,048)	19

Segment Totals	$6,741	$7,486	(10)	$12,762	$15,169	(16)

	Three Months Ended
	June 29, 2002	% Of Sales	June 30, 2001	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$3	—%	$(593)	(24)%
Semiconductor Products Segment	(1,308)	(108)	(444)	(36)
Global Telecom Solutions Segment	(525)	(42)	(106)	(6)
Commercial, Govt. and Industrial Solutions Segment	35	4	16	2
Broadband Communications Segment	(304)	(55)	55	7
Integrated Electronic Systems Segment	(11)	(2)	(33)	(6)
Other Products Segment	(67)	(52)	(168)	(68)
Adjustments & Eliminations	(2)	—	67	(12)

Segment Totals	(2,179)	(32)	(1,206)	(16)
General Corporate	(60)		(91)

Operating Loss	$(2,239)	(33)	$(1,297)	(17)

	Six Months Ended
	June 29, 2002	% Of Sales	June 30, 2001	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$(32)	(1)%	$(1,473)	(31)%
Semiconductor Products Segment	(1,546)	(67)	(695)	(25)
Global Telecom Solutions Segment	(577)	(25)	(79)	(2)
Commercial, Govt. and Industrial Solutions Segment	74	4	10	(0)
Broadband Communications Segment	(249)	(23)	156	10
Integrated Electronic Systems Segment	(2)	—	(26)	(2)
Other Products Segment	(158)	(67)	(265)	(54)
Adjustments & Eliminations	(2)	—	97	(9)

Segment Totals	(2,492)	(20)	(2,275)	(15)
General Corporate	(109)		(128)

Operating Loss	$(2,601)	(20)	$(2,403)	(16)

7.    Reorganization of Businesses

Three months ended June 29, 2002

        For the three months ended June 29, 2002, the Company recorded net charges of $1.5 billion, of which $40 million was included in Costs of Sales and $1.468 billion was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $1.5 billion charge is comprised of the following:

	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Discontinuation of product lines	$(5)	$—	$—	$(5)
Business exits	49	—	—	49
Manufacturing and administrative consolidations	46	218	1,200	1,464

	$90	$218	$1,200	$1,508

Discontinuation of product lines

        For the three months ended June 29, 2002, the Global Telecom Solutions segment reversed exit cost accruals of $5 million relating to a vendor liability that was no longer required.

Business Exits

        For the three months ended June 29, 2002, the Company incurred a net charge of $49 million relating to business exits. The charge consisted of $55 million in the Global Telecom Solutions segment for exit costs relating to a lease cancellation fee, partially offset by reversals into income of $5 million in the Other Products segment and $1 million in the Commercial, Government and Industrial Solutions segment for exit cost accruals that were no longer needed as plans were completed.

Manufacturing and Administrative Consolidations

        The Company's plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $1.5 billion for the three months ended June 29, 2002. The charge consisted primarily of $1.1 billion in the Semiconductor Products segment and $105 million in the Global Telecom Solutions segment, primarily for asset impairments, employee severance benefit costs and lease cancellation fees. The consolidation activities were focused primarily on manufacturing facilities in Arizona, China and Scotland by the Semiconductor Products segment in connection with the implementation of the "asset-light" semiconductor business model and the reduction of both direct and indirect headcount across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the three months ended June 29, 2002:

Segment	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Personal Communications	$3	$44	$7	$54
Semiconductor Products	—	24	1,123	1,147
Global Telecom Solutions	59	77	20	156
Commercial, Government and Industrial Solutions	1	26	—	27
Broadband Communications	2	22	3	27
Integrated Electronic Systems	18	10	22	50
Other Products	(4)	1	2	(1)
General Corporate	11	14	23	48

	$90	$218	$1,200	$1,508

Six months ended June 29, 2002

        For the six months ended June 29, 2002, the Company recorded net charges of $1.7 billion, of which $48 million was included in Costs of Sales and $1.666 billion was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $1.7 billion charge is comprised of the following:

	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Discontinuation of product lines	$(5)	$—	$—	$(5)
Business exits	38	(2)	—	36
Manufacturing and administrative consolidations	55	273	1,355	1,683

	$88	$271	$1,355	$1,714

Discontinuation of product lines

        For the six months ended June 29, 2002, the Global Telecom Solutions segment reversed exit cost accruals of $5 million relating to a vendor liability that was no longer required.

Business Exits

        For the six months ended June 29, 2002, the Company incurred a net charge of $36 million relating to business exits. The charge consisted of $55 million in the Global Telecom Solutions segment for exit costs relating to a lease cancellation fee, partially offset by reversals into income of $12 million in the Commercial, Government and Industrial Solutions segment related to completing exit activities for its smartcard business and $5 million in the Other Products segment for exit cost accruals that were no longer needed. Additionally, employee separation cost accruals of $2 million that were no longer needed were reversed into income.

Manufacturing and Administrative Consolidations

        The Company's plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $1.7 billion for the six months ended June 29, 2002. The charge consisted primarily of $1.2 billion in the Semiconductor Products segment, $195 million in the Personal Communications segment and $108 million in the Global Telecom Solutions segment, primarily for asset impairments, employee severance benefit costs and lease cancellation fees. The consolidation activities were focused primarily on manufacturing facilities in Arizona, China and Scotland by the Semiconductor Products segment in connection with the implementation of the "asset-light" semiconductor business model, the shut-down of an engineering and distribution center in Illinois by the Personal Communications segment and the reduction of both direct and indirect headcount across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the six months ended June 29, 2002:

Segment	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Personal Communications	$4	$54	$137	$195
Semiconductor Products	—	18	1,140	1,158
Global Telecom Solutions	59	79	20	158
Commercial, Government and Industrial Solutions	(9)	44	3	38
Broadband Communications	2	23	3	28
Integrated Electronic Systems	19	22	22	63
Other Products	2	10	5	17
General Corporate	11	21	25	57

	$88	$271	$1,355	$1,714

Reorganization of Businesses Accruals

        The following tables display rollforwards of the accruals established for exit costs and employee separation costs from January 1, 2002 to June 29, 2002:

  Exit Costs

	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at June 29, 2002
Discontinuation of product lines	$54	$(5)	$(16)	$33
Business exits	108	38	(29)	117
Manufacturing & administrative consolidations	141	55	(50)	146

	$303	$88	$(95)	$296

        The 2002 amount used of $95 million reflects cash payments of $92 million and non-cash utilization of $3 million. The remaining accrual of $296 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents cash payments, the majority of which are expected to be completed by the second quarter of 2003. In addition, included in the above amount are payments for lease termination obligations which may extend over several years.

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except as noted)

  Employee Separation Costs

	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at June 29, 2002
Business exits	$7	$(2)	$(5)	$—
Manufacturing & administrative consolidations	605	273	(288)	590

	$612	$271	$(293)	$590

        At January 1, 2002, the Company had an accrual of $612 million for employee separation costs, representing the severance costs for approximately 12,500 employees, of which 7,700 were direct employees and 4,800 were indirect employees. The 2002 net charges of $271 million for employee separation costs represent the severance costs for approximately an additional 6,700 employees, of which 2,200 are direct employees and 4,500 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers. Included in the January 1, 2002 accrual are severance costs for officers of the Company. There is a substantially higher average severance cost per employee for officers than for direct and other indirect employees.

        During the first half of 2002, approximately 8,000 employees, of which 3,600 were direct employees and 4,400 were indirect employees, were separated from the Company. The 2002 amount used of $293 million reflects cash payments to these separated employees. The remaining accrual of $590 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to approximately 11,200 separated employees by the second quarter of 2003.

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

Scana Communications, Inc.

        In April 2002, the Company acquired from Scana Communications, Inc. certain network assets used in the operations of providing radio network services in South Carolina for $21.8 million of cash.

9.    SFAS No. 142—Goodwill and Other Intangible Assets

        SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Goodwill related to acquisitions prior to July 1, 2001 continued to be amortized through December 31, 2001. Goodwill related to acquisitions subsequent to June 30, 2001 was not amortized. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company has no intangible assets with indefinite useful lives. The Company adopted this statement effective January 1, 2002 and determined that no impairment was required at that time.

        Net loss and per share amounts adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three months and six months ended June 29, 2002 and June 30, 2001 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net loss:
Reported net loss	$(2,321)	$(759)	$(2,770)	$(1,292)
Goodwill amortization	—	(31)	—	(66)

Adjusted net loss	$(2,321)	$(728)	$(2,770)	$(1,226)

Basic loss per common share:
Reported net loss	$(1.02)	$(0.35)	$(1.22)	$(0.59)
Goodwill amortization	—	(0.01)	—	(0.03)

Adjusted net loss	$(1.02)	$(0.34)	$(1.22)	$(0.56)

Diluted loss per common share:
Reported net loss	$(1.02)	$(0.35)	$(1.22)	$(0.59)
Goodwill amortization	—	(0.01)	—	(0.03)

Adjusted net loss	$(1.02)	$(0.34)	$(1.22)	$(0.56)

        Amortized intangible assets, excluding goodwill were composed of the following:

	June 29, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Licensed technology	$102	$21	$427	$12
Completed technology	342	167	284	151
Other intangibles	24	17	20	13

	$468	$205	$731	$176

        During the second quarter of 2002 the Company recorded an intangible asset impairment charge of $325 million relating to an acquired license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically the Company has amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to a drop in the number of new subscribers utilizing the services provided under the license caused primarily by the expected consolidations of cable operators, specifically the combination of AT&T Broadband Corporation with Comcast Corporation.

        The following table displays a rollforward of the carrying amount of goodwill from January 1, 2002 to June 29, 2002, by business segment:

Segment	January 1, 2002	Acquired	Business Exit	June 29, 2002
Personal Communications	$6	$—	$—	$6
Semiconductor Products	202	—	—	202
Global Telecom Solutions	4	—	—	4
Commercial, Government and Industrial Solutions	108	13	—	121
Broadband Communications	675	204	(1)	878
Integrated Electronic Systems	63	—	—	63
Other Products	12	—	—	12
General Corporate	125	—	—	125

	$1,195	$217	$(1)	$1,411

        Excluding goodwill, amortization expense on intangible assets was $15 million and $10 million for the three months ended June 29, 2002 and June 30, 2001, respectively, and $29 million and $18 million for the six months ended June 29, 2002 and June 30, 2001, respectively. Amortization expense is estimated to be $49 million for 2002, $39 million in 2003, $38 million in 2004, $34 million in 2005, and $23 million in 2006.

Motorola, Inc. And Subsidiaries
Management's Discussion and Analysis
of Financial Condition and Results of Operations

        This commentary should be read in conjunction with the Company's condensed consolidated financial statements for the three months and six months ended June 29, 2002 and June 30, 2001 as well as the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 2001.

Results of Operations

(Dollars in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 29, 2002	% of Sales	June 30, 2001	% of Sales	June 29, 2002	% of Sales	June 30, 2001	% of Sales
Net sales	$6,741		$7,486		$12,762		$15,169
Costs of sales	4,518	67.0%	5,836	78.0%	8,766	68.7%	11,953	78.8%

Gross margin	2,223	33.0%	1,650	22.0%	3,996	31.3%	3,216	21.2%
Selling, general and administrative expenses	1,141	16.9%	1,143	15.3%	2,183	17.1%	2,330	15.4%
Research and development expenses	944	14.0%	1,086	14.5%	1,836	14.4%	2,258	14.9%
Reorganization of businesses	1,468	21.8%	619	8.3%	1,666	13.1%	860	5.7%
Other charges	909	13.5%	99	1.3%	912	7.1%	171	1.1%

Operating loss	(2,239)	-33.2%	(1,297)	-17.3%	(2,601)	-20.4%	(2,403)	-15.8%
Other income (expense):
Interest expense, net	(100)	-1.5%	(104)	-1.4%	(208)	-1.6%	(165)	-1.1%
Gains on sales of investments and businesses	24	0.4%	742	9.9%	35	0.3%	1,356	8.9%
Other	(975)	-14.5%	(189)	-2.5%	(1,167)	-9.1%	(227)	-1.5%

Total other income (expense)	(1,051)	-15.6%	449	6.0%	(1,340)	-10.5%	964	6.4%
Loss before income taxes	(3,290)	-48.8%	(848)	-11.3%	(3,941)	-30.9%	(1,439)	-9.5%
Income tax benefit	(969)	-14.4%	(89)	-1.2%	(1,171)	-9.2%	(147)	-1.0%

Net loss	$(2,321)	-34.4%	$(759)	-10.1%	$(2,770)	-21.7%	$(1,292)	-8.5%

Diluted loss per common share	$(1.02)		$(0.35)		$(1.22)		$(0.59)

Results of Operations—Three months ended June 29, 2002 compared to three months ended June 30, 2001

Net Sales

        Net sales were $6.7 billion in the second quarter of 2002, down 10% from $7.5 billion in the year-ago quarter. The overall decline in net sales reflects lower sales in all segments, except Personal Communications and Integrated Electronic Systems. During 2001, the Company sold its Integrated Information Systems Group (IISG), the Company's defense and government electronics business, and the Multiservice Networks Division, a provider of end-to-end managed network solutions. Businesses sold in 2001 accounted for $194 million of sales in the second quarter of 2001.

Gross margin

        Gross margin increased to $2.2 billion, or 33.0% of net sales, in the second quarter of 2002, compared to $1.7 billion, or 22.0% of net sales, in the year-ago quarter. The majority of the improvement is the result of cost-reduction initiatives and supply-chain efficiencies in all segments.

        The second quarter 2002 gross margin included a $40 million charge to Costs of Sales that is primarily related to severance costs for direct labor employees across the Personal Communications, Integrated Electronic Systems and Global Telecom Solutions segments in association with the Company's cost-reduction activities. The second quarter 2001 gross margin included a $165 million charge for inventory write downs and a $142 million charge for other costs associated with the Company's strategic initiatives to reduce costs. Additionally, businesses sold in 2001 accounted for $60 million in gross margin in the second quarter of 2001.

Selling, general and administrative expenses

        Selling, general and administrative (SG&A) expenses were $1.1 billion, or 16.9% of net sales, in the second quarter of 2002, compared to $1.1 billion, or 15.3% of net sales, in the prior-year quarter. The increase in SG&A expenses as a percentage of net sales during the second quarter of 2002 is attributable to the decline in net sales. The general decrease in SG&A spending resulting from the Company's cost-reduction activities was partially offset by (i) a $23 million charge related to accounts receivable bad debt exposure to Adelphia Communications Corporation and WorldCom, Inc., (ii) a $70 million increase in employee related accruals, and (iii) a $53 million decrease in royalty income, primarily in the Personal Communications segment. Royalty income was $126 million in the second quarter of 2002, compared to $179 million in the second quarter of 2001. Businesses sold in 2001 accounted for $37 million of SG&A expenses in the second quarter of 2001.

Research and development expenses

        Research and development (R&D) expenditures declined 13% to $944 million, or 14.0% of net sales, in the second quarter of 2002, compared to $1.1 billion, or 14.5% of net sales, in the prior-year quarter. Spending on low-priority programs was reduced or ended as part of the Company's cost-reduction initiatives. R&D expenditures were lower in all business segments, with the most significant decreases occurring in the Global Telecom Solutions, Personal Communications and Broadband Communications segments. Businesses sold in 2001 accounted for $12 million of R&D expenses in the second quarter of 2001.

Reorganization of businesses

        Total reorganization of businesses charges in the second quarter of 2002 were $1.5 billion, including $1.5 billion reflected in the condensed consolidated statements of operations under Reorganization of Businesses and $40 million included in Costs of Sales. Total reorganization of businesses charges in the second quarter of 2001 were $873 million, including $619 million reflected under Reorganization of Businesses and $254 million included in Costs of Sales. Expenses included under Reorganization of Businesses are expenses associated with plans to discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The reorganization of businesses charges included in Costs of Sales are inventory write-downs related to product portfolio simplifications and severance charges for direct labor employees. These charges are discussed in further detail in the 2002 Reorganization of Businesses Charges section below.

Other charges

        Charges classified as Other Charges were $909 million, or 13.5% of net sales, in the second quarter of 2002, compared to $99 million, or 1.3% of net sales, in the prior-year quarter. Other

Charges in the second quarter of 2002 are primarily comprised of (i) a $526 million charge for potentially uncollectible finance receivables from Telsim, (ii) a $325 million charge for an intangible asset impairment of an intellectual property license, and (iii) an $80 million charge for repayments of incentives related to impaired facilities. Other Charges in the second quarter of 2001 were primarily comprised of a charge for potentially uncollectible finance receivables from Telsim.

Net interest expense

        Net interest expense was $100 million in the second quarter of 2002, compared to $104 million in the year-ago quarter. Net interest expense in the second quarter of 2002 includes interest expense of $177 million, partially offset by interest income of $77 million. Net interest expense in the second quarter of 2001 included interest expense of $201 million, partially offset by $97 million of interest income. The decrease in net interest expense is primarily attributed to a reduction in short-term debt and the benefits of lower interest rates derived from interest rate swaps, partially offset by higher interest rates on long-term debt issued in the second half of 2001 and the reduction of interest income earned on long-term customer finance receivables in the second quarter of 2002 compared to the second quarter 2001.

Gains on sales of investments and businesses

        Gains on sales of investments and businesses in the second quarter of 2002 were $24 million, compared to $742 million in the prior-year quarter. For the second quarter of 2001, the gains primarily resulted form the Company's sale of its investments in four cellular operating companies in northern Mexico.

Other

        Other included in Other Income (Expense) includes (i) foreign currency gains (losses), (ii) equity in net earnings (losses) of affiliated companies, and (iii) investment impairment charges. Other charges in the second quarter of 2002 were $975 million, compared to $189 million in the prior-year quarter. Other charges in the second quarter of 2002 included investment impairments of $955 million, primarily comprised of (i) $464 million to write down the value of the Company's investment in Nextel Communications, Inc., (ii) a $73 million write down of the Company's investment in Telus Corporation, and (iii) based on the results of an independent third-party valuation in the second quarter, an impairment of the Company's debt security holdings and associated warrants in Callahan Associates International L.L.C. by $119 million and $154 million, respectively. Other Charges in the second quarter of 2001 were primarily comprised of investment impairment charges.

Effective tax rate

        The effective tax rate was 29% in the second quarter of 2002, resulting in a $969 million tax benefit, compared to a 10% effective tax rate, resulting in a $89 million tax benefit, in the prior-year quarter. The lower effective tax rate in the second quarter of 2001 was due primarily to employee severance costs, fixed asset write-offs and exit costs in countries where, due to loss positions, the Company was unable to realize associated tax benefits. The 2002 effective tax rate is less than the U.S. statutory tax rate of 35% due primarily to the mix of earnings and losses by region and foreign tax rate differentials.

Loss

        The Company incurred a loss before income taxes of $3.3 billion in the second quarter of 2002, compared with a loss before income taxes of $848 million in the year-ago quarter. After taxes, the

Company incurred a net loss of $2.3 billion, or ($1.02) per share, in the second quarter of 2002, compared with a net loss of $759 million, or ($0.35) per share, in the year-ago quarter.

        The majority of the loss in the second quarter of 2002 was attributed to a $1.5 billion charge related to restructuring activities, a $955 million charge for investment impairments, a $526 million charge for potentially uncollectible finance receivables and a $325 million charge for intangible asset impairments.

        Despite the decrease in net sales in the second quarter of 2002 compared to the second quarter of 2001, gross margin improved. This improvement is attributed to benefits from cost-reduction initiatives and supply-chain efficiencies. Results also reflect a decrease in research and development expenditures, reflecting the reduction or elimination of spending on low-priority programs. Businesses sold in 2001 accounted for $9 million of earnings before income taxes in the second quarter of 2001.

Results of Operations—Six months ended June 29, 2002 compared to six months ended June 30, 2001

Net Sales

        Net sales were $12.8 billion in the first half of 2002, down 16% from $15.2 billion in the year-ago period. The overall decline in net sales reflects lower sales in all segments except for Personal Communications. Businesses sold in 2001 accounted for $391 million of sales in the first half of 2001.

        For the full year 2002, the Company continues to expect net sales from ongoing operations to decline between 5% and 10% compared to 2001, largely due to lower anticipated sales in the Global Telecom Solutions, Broadband Communications and Integrated Electronic Systems segments.

Gross margin

        Gross margin increased to $4.0 billion, or 31.3% of net sales, in the first half of 2002, compared to $3.2 billion, or 21.2% of net sales, in the year-ago period. The majority of the improvement is the result of cost-reduction initiatives and supply-chain efficiencies in all segments.

        The first half 2002 gross margin included a $48 million charge to Costs of Sales that is primarily related to severance costs for direct labor employees across the Personal Communications, Integrated Electronic Systems and Global Telecom Solutions segments in association with the Company's cost-reduction activities. The first half 2001 gross margin included a $569 million charge for inventory write downs and a $262 million charge for other costs associated with the Company's strategic initiatives to reduce costs. Additionally, businesses sold in 2001 accounted for $122 million in gross margin in the first half of 2001.

        The Company expects gross margin as a percent of net sales to increase for the full year 2002 compared to 2001. The anticipated increase reflects expected savings as a result of manufacturing cost-reduction activities, an expected mix shift to higher gross margin products in the Personal Communications segment, and an expected absence of inventory writedowns.

Selling, general and administrative expenses

        Selling, general and administrative (SG&A) expenses were $2.2 billion, or 17.1% of net sales, in the first half of 2002, compared to $2.3 billion, or 15.4% of net sales, in the prior-year period. The decrease in SG&A expenses in the first half of 2002 compared to the prior-year period is due in part to benefits from the Company's cost-reduction activities, partially offset by a decrease in royalty income. The increase in SG&A expenses as a percent of net sales during the first half of 2002 is attributable to the decline in net sales. Royalty income was $285 million in the first half of 2002, compared to $296 million in the first half of 2001. Businesses sold in 2001 accounted for $79 million of SG&A expenses in the first half of 2001.

        The Company expects SG&A expenditures to be higher for the full year 2002 than for the full year 2001 due to a reduction in royalty income and an increase in employee-related costs, partially offset by benefits from the Company's cost-reduction initiatives.

Research and development expenses

        Research and development (R&D) expenditures declined 19% to $1.8 billion, or 14.4% of net sales, in the first half of 2002, compared to $2.3 billion, or 14.9% of net sales, in the prior-year period. Spending on low-priority programs was reduced or ended as part of the Company's cost-reduction initiatives. R&D expenditures were lower in all business segments, with the most significant decreases occurring in the Personal Communications and Global Telecom Solutions segments. Businesses sold in 2001 accounted for $23 million of research and development expenses in the first half of 2001.

        The Company continues to believe that a strong commitment to R&D is required to drive long-term growth as part of its core business strategy. The Company expects R&D expenditures to be approximately $3.8 billion for the full year 2002, representing a slightly lower percentage of net sales than full year 2001 R&D expenditures.

Reorganization of businesses

        Total reorganization of businesses charges in the first half of 2002 were $1.7 billion, including $1.7 billion reflected in the condensed consolidated statements of operations under Reorganization of Businesses and $48 million included in Costs of Sales. Total reorganization of businesses charges in the first half of 2001 were $1.6 billion, including $860 million reflected under Reorganization of Businesses and $778 million included in Costs of Sales. Expenses included under Reorganization of Businesses are expenses associated with plans to discontinue product lines, exit businesses and consolidate manufacturing operations. The reorganization of businesses charges included in Costs of Sales are inventory write-downs related to product portfolio simplifications and severance charges for direct labor employees. These charges are discussed in further detail in the 2002 Reorganization of Businesses Charges section below.

        The Company expects to record approximately $215 million of charges relating to previously-announced restructuring items in the second half of 2002, some of which may be included in Costs of Sales.

Other charges

        Charges classified as Other Charges were $912 million, or 7.1% of net sales, in the first half of 2002, compared to $171 million, or 1.1% of net sales, in the prior-year period. Other Charges in the first half of 2002 are primarily comprised of (i) a $526 million charge for potentially uncollectible finance receivables from Telsim, (ii) a $325 million charge for an intangible asset impairment of an intellectual property license, (iii) an $80 million charge for repayments of incentives related to impaired facilities, and (iv) an $11 million charge for acquired in-process research and development related to the acquisition of Synchronous, Inc. Other Charges in the first half of 2001 were primarily comprised of potentially uncollectible finance receivables from Telsim and goodwill impairment charges.

Net interest expense

        Net interest expense was $208 million in the first half of 2002, compared to $165 million in the year-ago period. Net interest expense in the first half of 2002 includes interest expense of $339 million, partially offset by interest income of $131 million. Net interest expense in the first half of 2001 included interest expense of $407 million, partially offset by $242 million of interest income. The increase in net interest expense is primarily attributed to (i) a substantial reduction in interest income earned on long-term customer finance receivables, (ii) higher interest rates on long-term debt issued in the second half of 2001, and (iii) a reduction in interest income earned on cash balances due to interest rate reductions, partially offset by (i) a reduction in overall debt levels, and (ii) the benefits of lower interest rates derived from interest rate swaps.

        For the full year 2002, the Company expects net interest expense to be higher than in 2001, largely as a result of a decrease in interest income from long-term financing to wireless infrastructure customers, partially offset by the benefits of interest rate swaps.

Gains on sales of investments and businesses

        Gains on sales of investments and businesses in the first half of 2002 were $35 million, compared to $1.4 billion in the prior-year period. For the first half of 2001, the gains primarily resulted from the Company's sale of its investments in several cellular operating companies outside the U.S. and the sale of securities.

Other

        Other included in Other Income (Expense) includes (i) foreign currency gains (losses), (ii) equity in net earnings (losses) of affiliated companies, and (iii) investment impairment charges. Other charges in the first half of 2002 were $1.2 billion, compared to $227 million in the prior-year period. Other charges in the first half of 2002 included investment impairment charges of $1.1 billion, primarily comprised of (i) $464 million to write down the value of the Company's investment in Nextel Communications, Inc., (ii) a $73 million writedown of the Company's investment in Telus Corporation, (iii) $95 million to write the value of the Company's investment in an Argentine cellular operating company to zero, and (iv) based on the results of an independent third-party valuation in the second quarter, an impairment of the Company's debt security holdings and associated warrants in Callahan Associates International L.L.C. by $119 million and $204 million, respectively. Other Charges in the first half of 2001 were primarily comprised of investment impairment charges.

Effective tax rate

        The effective tax rate was 30% for the first half of 2002, resulting in a $1.2 billion tax benefit. The effective tax rate was 10% for the first half of 2001, resulting in a $147 million tax benefit. The lower effective tax rate in 2001 was due primarily to employee severance costs, fixed asset write-offs and exit costs incurred in countries where, due to loss positions, the Company was unable to realize associated tax benefits. The 2002 effective tax rate is less than the U.S. statutory tax rate of 35% due primarily to the mix of earnings and losses by region and foreign tax rate differentials.

        The company currently expects the effective tax rate for the full year of 2002 to be approximately 29%.

Loss

        The Company incurred a loss before income taxes of $3.9 billion in the first half of 2002, compared with a loss before income taxes of $1.4 billion in the year-ago period. After taxes, the Company incurred a net loss of $2.8 billion, or ($1.22) per share, in the first half of 2002, compared with a net loss of $1.3 billion, or ($0.59) per share, in the year-ago period.

        The majority of the loss in the first half of 2002 was attributed to a $1.7 billion charge related to restructuring activities, a $1.1 billion charge for investment impairments, a $526 million charge for potentially uncollectible finance receivables and a $325 million charge for intangible asset impairments.

        Despite the decrease in net sales in the first half of 2002 compared to the first half of 2001, gross margin improved. This improvement is attributed to benefits from cost-reduction initiatives and supply-chain efficiencies. Results also reflect a decline in research and development expenditures, as spending on low-priority programs was reduced or eliminated, and a decline in selling, general and administrative expenses, primarily attributed to cost-reduction initiatives. Businesses sold in 2001 accounted for $16 million of earnings before income taxes in the first half of 2001.

Earnings Outlook for 2002

        The Company expects to incur a net loss for the full year 2002. However, excluding the impact of special items (as defined below), and barring any unforeseen political or economic disruptions, the Company continues to expect to be profitable in 2002 on a full-year basis. The Company believes it can attain profitability, excluding the impact of special items, despite anticipated lower net sales due to: (i) improved efficiencies, (ii) a reduced cost structure as a result of its reorganization of businesses programs initiated in the latter half of 2000 and throughout 2001 and 2002, (iii) improved gross margin and increased sales of wireless handsets in the Personal Communications segment, and (iv) an expected recovery in the worldwide semiconductor industry and improved gross margin in the Semiconductor Products segment.

Results of Operations for Ongoing Operations, Excluding Special Items

        Financial tables are provided for the three months and six months ended June 29, 2002 and June 30, 2001 that present operating results in accordance with generally accepted accounting principles (GAAP) and a reconciliation of these GAAP results to net earnings (loss) excluding the results of special items and exited businesses. This presentation is intended to enable meaningful comparisons of current operating results to prior periods, focus attention on critical components impacting the financial results and also provide insight into the operating results for the Company's core on-going operations.

        Special items include (i) reorganization of businesses charges, which include employee severance costs, exit costs, fixed asset impairments, and product portfolio simplification write-offs, (ii) acquisition-related items, which include goodwill and intangible asset amortization, goodwill and intangible asset impairment, and in-process research and development charges, (iii) business and investment portfolio dispositions and impairments, and gains on sales of investments and businesses, and (iv) other unusual charges, which include charges for potentially uncollectible finance receivables and other items. In the second quarter of 2002, these special items resulted in a net charge of $3.4 billion before income taxes, or $2.4 billion after income taxes, compared to a net charge of $496 million before income taxes, or $527 million after income taxes, in the second quarter of 2001. In the first half of 2002, these special items resulted in a net charge of $3.8 billion before income taxes, or $2.6 billion after income taxes, compared to a net charge of $775 million before income taxes, or $854 million after income taxes, in the second half of 2001.

        During 2001, the Company sold its Integrated Information Systems Group (IISG), the Company's defense and government electronics business, and the Multiservice Networks Division, a provider of end-to-end managed network solutions.

Results of Ongoing Operations, Excluding Special Items—Three months ended June 29, 2002 compared to three months ended June 30, 2001

	Three Months Ended June 29, 2002
(Dollars in millions)	GAAP Results	% of Sales	Special Items Inc/(Exp)	Excluding Special Items	Exited Businesses Inc/(Exp)	Ongoing Operations Excluding Special Items	% of Sales
Net sales	$6,741		$—	$6,741	$—	$6,741
Costs of sales	4,518	67.0%	(40)	4,478	—	4,478	66.4%

Gross margin	2,223	33.0%	(40)	2,263	—	2,263	33.6%
Selling, general and administrative expenses	1,141	16.9%	(15)	1,126	—	1,126	16.7%
Research and development expenses	944	14.0%	—	944	—	944	14.0%
Reorganization of businesses	1,468	21.8%	(1,468)	—	—	—	—
Other charges	909	13.5%	(909)	—	—	—	—

Operating earnings (loss)	(2,239)	-33.2%	(2,432)	193	—	193	2.9%
Other income/(expense)
Interest expense, net	(100)	-1.5%	—	(100)	—	(100)	-1.5%
Gains on sales of investments and businesses	24	0.4%	24	—	—	—	—
Other	(975)	-14.5%	(955)	(20)	—	(20)	-0.3%

Total other income/(expense)	(1,051)	-15.6%	(931)	(120)	—	(120)	-1.8%

Earnings (loss) before income taxes	(3,290)	-48.8%	(3,363)	73	—	73	1.1%
Income tax provision/(benefit)	(969)	-14.4%	994	25	—	25	0.4%

Net earnings (loss)	$(2,321)	-34.4%	$(2,369)	$48	$—	$48	0.7%

	Three Months Ended June 30, 2001
	GAAP Results	% of Sales	Special Items Inc/(Exp)	Excluding Special Items	Exited Businesses Inc/(Exp)	Ongoing Operations Excluding Special Items	% of Sales
Net sales	$7,486		$—	$7,486	$194	$7,292
Costs of sales	5,836	78.0%	(307)	5,529	(134)	5,395	74.0%

Gross margin	1,650	22.0%	(307)	1,957	60	1,897	26.0%
Selling, general and administrative expenses	1,143	15.3%	(19)	1,124	(37)	1,087	14.9%
Research and development expenses	1,086	14.5%	—	1,086	(12)	1,074	14.7%
Reorganization of businesses	619	8.3%	(619)	—	—	—	—
Other charges	99	1.3%	(99)	—	—	—	—

Operating earnings (loss)	(1,297)	-17.3%	(1,044)	(253)	11	(264)	-3.6%
Other income/(expense)
Interest expense, net	(104)	-1.4%	—	(104)	(2)	(102)	-1.4%
Gains on sales of investments and businesses	742	9.9%	742	—	—	—	—
Other	(189)	-2.5%	(194)	5	—	5	0.1%

Total other income/(expense)	449	6.0%	548	(99)	(2)	(97)	-1.3%

Earnings (loss) before income taxes	(848)	-11.3%	(496)	(352)	9	(361)	-5.0%
Income tax benefit	(89)	-1.2%	(31)	(120)	(3)	(123)	-1.7%

Net earnings (loss)	$(759)	-10.1%	$(527)	$(232)	$6	$(238)	-3.3%

Results of Ongoing Operations, Excluding Special Items—Six months ended June 29, 2002 compared to six months ended June 30, 2001

	Six Months Ended June 29, 2002
(Dollars in millions)	GAAP Results	% of Sales	Special Items Inc/(Exp)	Excluding Special Items	Exited Businesses Inc/(Exp)	Ongoing Operations Excluding Special Items	% of Sales
Net sales	$12,762		$—	$12,762	$—	$12,762
Costs of sales	8,766	68.7%	(48)	8,718	—	8,718	68.3%

Gross margin	3,996	31.3%	(48)	4,044	—	4,044	31.7%
Selling, general and administrative expenses	2,183	17.1%	(17)	2,166	—	2,166	17.0%
Research and development expenses	1,836	14.4%	—	1,836	—	1,836	14.4%
Reorganization of businesses	1,666	13.1%	(1,666)	—	—	—	—
Other charges	912	7.1%	(912)	—	—	—	—

Operating earnings (loss)	(2,601)	-20.4%	(2,643)	42	—	42	0.3%
Other income/(expense)
Interest expense, net	(208)	-1.6%	—	(208)	—	(208)	-1.6%
Gains on sales of investments and businesses	35	0.3%	35	—	—	—	—
Other	(1,167)	-9.1%	(1,143)	(24)	—	(24)	-0.2%

Total other income/(expense)	(1,340)	-10.5%	(1,108)	(232)	—	(232)	-1.8%

Loss before income taxes	(3,941)	-30.9%	(3,751)	(190)	—	(190)	-1.5%
Income tax provision / (benefit)	(1,171)	-9.2%	1,107	(64)	—	(64)	-0.5%

Net loss	$(2,770)	-21.7%	$(2,644)	$(126)	$—	$(126)	-1.0%

	Six Months Ended June 30, 2001
	GAAP Results	% of Sales	Special Items Inc/(Exp)	Excluding Special Items	Exited Businesses Inc/(Exp)	Ongoing Operations Excluding Special Items	% of Sales
Net sales	$15,169		$—	$15,169	$391	$14,778
Costs of sales	11,953	78.8%	(831)	11,122	(269)	10,853	73.4%

Gross margin	3,216	21.2%	(831)	4,047	122	3,925	26.6%
Selling, general and administrative expenses	2,330	15.4%	(46)	2,284	(79)	2,205	14.9%
Research and development expenses	2,258	14.9%	—	2,258	(23)	2,235	15.1%
Reorganization of businesses	860	5.7%	(860)	—	—	—	—
Other charges	171	1.1%	(171)	—	—	—	—

Operating earnings (loss)	(2,403)	-15.8%	(1,908)	(495)	20	(515)	-3.5%
Other income/(expense)
Interest expense, net	(165)	-1.1%	—	(165)	(4)	(161)	-1.1%
Gains on sales of investments and businesses	1,356	8.9%	1,356	—	—	—	—
Other	(227)	-1.5%	(223)	(4)	—	(4)	0.0%

Total other income/(expense)	964	6.4%	1,133	(169)	(4)	(165)	-1.1%

Earnings (loss) before income taxes	(1,439)	-9.5%	(775)	(664)	16	(680)	-4.6%
Income tax benefit	(147)	-1.0%	(79)	(226)	(5)	(231)	-1.6%

Net earnings (loss)	$(1,292)	-8.5%	$(854)	$(438)	$11	$(449)	-3.0%

2002 Reorganization of Businesses Charges

        Beginning in the second half of 2000 and continuing into the second quarter of 2002, the Company implemented plans to discontinue product lines, exit businesses and consolidate manufacturing operations to reduce costs and simplify its product portfolio. Cost savings benefits expected to be realized for the full year 2002 for the plans implemented in the first half of 2002 are estimated to be approximately $185 million, of which $173 million, or 96%, are associated with reduced employee salaries and related employee costs resulting from the employee separation actions discussed below. Beyond 2002, the Company expects these 2002 reorganization of businesses programs to provide annualized cost savings of approximately $675 million, of which approximately $650 million, or 96%, are associated with reduced employee salaries and related employee costs resulting from the employee separation actions.

Three months ended June 29, 2002

        In the second quarter of 2002, the Company recorded net charges of $1.5 billion, of which $1.468 billion was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations and $40 million was included in Costs of Sales. The aggregate $1.5 billion charge is comprised of the following:

	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Discontinuation of product lines	$(5)	$—	$—	$(5)
Business exits	49	—	—	49
Manufacturing and administrative consolidations	46	218	1,200	1,464

	$90	$218	$1,200	$1,508

Discontinuation of product lines

        For the second quarter of 2002, the Global Telecom Solutions segment reversed exit cost accruals of $5 million relating to a vendor liability that was no longer required.

Business Exits

        For the second quarter of 2002, the Company incurred a net charge of $49 million relating to business exits. The charge consisted of $55 million in the Global Telecom Solutions segment for exit costs relating to a lease cancellation fee, partially offset by reversals into income of $5 million in the Other Products segment and $1 million in the Commercial, Government and Industrial Solutions segment for exit cost accruals that were no longer needed as plans were completed.

Manufacturing and Administrative Consolidations

        The Company's plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $1.5 billion for the second quarter of 2002. The charge consisted primarily of $1.1 billion in the Semiconductor Products segment and $105 million in the Global Telecom Solutions segment, primarily for asset impairments, employee severance benefit costs and lease cancellation fees. The consolidation activities were focused primarily on manufacturing facilities in Arizona, China and Scotland by the Semiconductor Products segment in connection with the implementation of the "asset-light" semiconductor business model and the reduction of both direct and indirect headcount across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the quarter ended June 29, 2002:

Segment	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Personal Communications	$3	$44	$7	$54
Semiconductor Products	—	24	1,123	1,147
Global Telecom Solutions	59	77	20	156
Commercial, Government and Industrial Solutions	1	26	—	27
Broadband Communications	2	22	3	27
Integrated Electronic Systems	18	10	22	50
Other Products	(4)	1	2	(1)
General Corporate	11	14	23	48

	$90	$218	$1,200	$1,508

Six months ended June 29, 2002

        For the first half of 2002, the Company recorded net charges of $1.7 billion, of which $1.666 billion was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations and $48 million was included in Costs of Sales. The aggregate $1.7 billion charge is comprised of the following:

	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Discontinuation of product lines	$(5)	$—	$—	$(5)
Business exits	38	(2)	—	36
Manufacturing and administrative consolidations	55	273	1,355	1,683

	$88	$271	$1,355	$1,714

Discontinuation of product lines

        For the first half of 2002, the Global Telecom Solutions segment reversed exit cost accruals of $5 million relating to a vendor liability that was no longer required.

Business Exits

        For the first half of 2002, the Company incurred a net charge of $36 million relating to business exits. The charge consisted of $55 million in the Global Telecom Solutions segment for exit costs relating to a lease cancellation fee, partially offset by reversals into income of $12 million in the Commercial, Government and Industrial Solutions segment related to completing exit activities for its smartcard business and $5 million in the Other Products segment for exit cost accruals that were no longer needed. Additionally, employee separation cost accruals of $2 million that were no longer needed were reversed into income.

Manufacturing and Administrative Consolidations

        The Company's plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $1.7 billion for the first half of 2002. The charge consisted primarily of $1.2 billion in the Semiconductor Products segment, $195 million in the Personal Communications segment and $108 million in the Global Telecom Solutions segment, primarily for asset impairments, employee severance benefit costs and lease cancellation fees. The consolidation activities were focused primarily on manufacturing facilities in Arizona, China and Scotland by the Semiconductor Products segment in connection with the implementation of the "asset-light" semiconductor business model, the shut-down of an engineering and distribution center in Illinois by the Personal Communications segment and the reduction of both direct and indirect headcount across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the six months ended June 29, 2002:

Segment	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Personal Communications	$4	$54	$137	$195
Semiconductor Products	—	18	1,140	1,158
Global Telecom Solutions	59	79	20	158
Commercial, Government and Industrial Solutions	(9)	44	3	38
Broadband Communications	2	23	3	28
Integrated Electronic Systems	19	22	22	63
Other Products	2	10	5	17
General Corporate	11	21	25	57

	$88	$271	$1,355	$1,714

Reorganization of Businesses Accruals

        The following tables display rollforwards of the accruals established for exit costs and employee separation costs from January 1, 2002 to June 29, 2002:

Exit Costs	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at June 29, 2002
Discontinuation of product lines	$54	$(5)	$(16)	$33
Business exits	108	38	(29)	117
Manufacturing & administrative consolidations	141	55	(50)	146

	$303	$88	$(95)	$296

        The 2002 amount used of $95 million reflects cash payments of $92 million and non-cash utilization of $3 million. The remaining accrual of $296 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents cash payments, the majority of which are expected to be completed by the second quarter of 2003. In addition, included in the above amount are payments for lease termination obligations that may extend over several years.

Employee Separation Costs	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at June 29, 2002
Business exits	$7	$(2)	$(5)	$—
Manufacturing & administrative consolidations	605	273	(288)	590

	$612	$271	$(293)	$590

        At January 1, 2002, the Company had an accrual of $612 million for employee separation costs, representing the severance costs for approximately 12,500 employees, of which 7,700 were direct employees and 4,800 were indirect employees. The 2002 net charges of $271 million for employee separation costs represent the severance costs for approximately an additional 6,700 employees, of which 2,200 are direct employees and 4,500 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers. Included in the January 1, 2002 accrual are severance costs for officers of the Company. There is a substantially higher average severance cost per employee for officers than for direct and other indirect employees.

        During the first half of 2002, approximately 8,000 employees, of which 3,600 were direct employees and 4,400 were indirect employees, were separated from the Company. The 2002 amount used of $293 million reflects cash payments to these separated employees. The remaining accrual of $590 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to approximately 11,200 separated employees by the second quarter of 2003.

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

Cash, Cash Equivalents and Short-Term Investments

        At June 29, 2002, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of 3 months or less) aggregated $6.4 billion, compared to $6.1 billion at December 31, 2001 and $4.5 billion at June 30, 2001. On June 29, 2002, $1.3 billion of this amount was held in the U.S. and $5.1 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential tax consequences. In addition, at June 29, 2002, the Company had $95 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than 3 months but less than one year), compared to $80 million of short-term investments at December 31, 2001.

Operating Activities

        For the six months ended June 29, 2002, the Company generated $689 million in cash from operations, as compared to $982 million generated in the prior-year period. The primary contributors to cash flow from operations in the first half of 2002 were: (i) a decrease of $390 million in accounts receivable, reflecting a decrease in all business segments except the Semiconductor Products and the Global Telecom Solutions segments; (ii) a $303 million reduction in inventory, primarily related to inventory reductions in the Personal Communications and Global Telecom Solutions segments, and (iii) net earnings, adjusted for non-cash items, of $695 million, partially offset by a $877 million decrease in accounts payable and accrued liabilities, reflecting a $371 million cash payment into an escrow account relating to Iridium and cash payments for employee severance, exit costs, and employee incentive bonuses.

        The Company's net accounts receivable were $4.2 billion at June 29, 2002, compared to $4.6 billion at December 31, 2001 and $5.0 billion at June 30, 2001. The Company's weeks receivable, excluding net long-term finance receivables, were 7.6 weeks at June 29, 2002, compared to 7.9 weeks at December 31, 2001 and 8.1 weeks at June 30, 2001. The decrease in net accounts receivable at June 29, 2002 compared to December 31, 2001 was due to a decline in the Company's net sales and improved performance in weeks receivable for the second quarter of 2002 compared to the fourth quarter of

2001. The Company expects net accounts receivable levels to be higher at the end of 2002 than at the end of 2001 due to the expected increase in sales in the fourth quarter of 2002 compared to the fourth quarter of 2001. Weeks receivable at the end of 2002 is expected to be approximately equivalent to the end of 2001.

        The Company's net inventory was $2.5 billion at June 29, 2002, compared to $2.8 billion at December 31, 2001 and $3.8 billion at June 30, 2001. The Company's inventory turns (using the cost-of-sales calculation method) were 7.0 at June 29, 2002, compared to 6.4 at December 31, 2001 and 6.1 at June 30, 2001. The decrease in net inventory is primarily due to improved supply-chain management processes resulting in increased inventory turns. For year-end 2002 as compared to year-end 2001, the Company expects inventory levels to decrease and inventory turns to improve as it continues to improve its supply-chain management processes. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead-times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        To improve its future profitability, the Company has implemented substantial cost-reduction and product-simplification plans. These plans involve discontinuation of product lines, exits from businesses, and consolidation of manufacturing facilities. Cash payments for exit costs and employee separations in connection with these plans were $385 million in the first half of 2002. Of the remaining $886 million Reorganization of Businesses accrual at June 29, 2002, the Company expects $886 million to result in future cash payments, the majority of which is expected to be paid by the second quarter of 2003.

Investing Activities

        The most significant components of the Company's investing activities are: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

        Net cash used by investing activities was $205 million for the six months ended June 29, 2002, as compared to $316 million provided by investing activities for the prior-year period. The $521 million increase in cash used for investing activities in the first half of 2002 compared to the first half of 2001 is primarily due to a decrease of $1.4 billion in proceeds received from dispositions of investments and businesses, partially offset by a $548 million decrease in capital expenditures and a $416 million decrease in spending on acquisitions and new investments.

        Capital Expenditures:    Capital expenditures in the first half of 2002 were $239 million, compared to $787 million in the first half of 2001. Although spending in the Semiconductor Products segment continued to comprise the largest portion of these expenditures, SPS expenditures decreased to $70 million in the first half of 2002, compared to $376 million in the prior-year period. For the full year 2002, the Company expects capital expenditures to be approximately $1.0 billion, compared to full-year 2001 capital expenditures of $1.3 billion.

        Strategic Acquisitions and Investments:    Cash consumed by the Company's acquisition and new investment activities declined to $26 million in the first half of 2002, compared to $442 million in the first half of 2001. The first half 2001 expenditures primarily related to an investment made by the Broadband Communications segment and the acquisition of the remaining 50% interest in Tohoku Semiconductor Corporation by the Semiconductor Products segment.

        Dispositions of Investments and Businesses:    The Company received $32 million in proceeds from the dispositions of investments and businesses during the first half of 2002, compared to proceeds of $1.5 billion in the first half of 2001. The first half 2002 proceeds were generated primarily from the sale of securities held in the Company's investment portfolio. The first half 2001 proceeds were primarily generated from the Company's sale of its investments in several cellular operating companies outside the U.S.

        In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. At June 29, 2002 and December 31, 2001, the Company's available-for-sale securities had approximate fair market values of $697 million and $2.0 billion, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions.

        During the second quarter of 2002, certain available-for-sale securities suffered a decline in value of $615 million ($376 million net of tax) that was determined to be other than temporary. Other securities experienced a net unrealized gain of $135 million ($82 million net of tax) since March 31, 2002. For the first half of 2002, other-than-temporary declines totaled $625 million ($380 million net of tax) with other securities suffering a net unrealized loss of $530 million ($327 million net of tax). At June 29, 2002, the Company's available-for-sale securities had an unrealized gain of $28 million, compared to a net unrealized gain of $556 million at December 31, 2001.

Financing Activities

        The most significant components of the Company's financing activities are: (i) net proceeds from (or repayment of) commercial paper and short-term borrowings, (ii) net proceeds from (or repayment of) long-term debt securities, and (iii) the payment of dividends. The Company also has available liquidity under its existing credit facilities.

        Net cash used for financing activities was $217 million during the six months ended June 29, 2002, compared to $101 million for the prior-year period. Cash used for financing activities in the first half of 2002 was primarily used to pay dividends, repay commercial paper and reduce debt, partially offset by the proceeds of issuance of common stock. Cash used for financing activities in the first half of 2001 was primarily used to repay commercial paper and pay dividends, partially offset by proceeds from the issuance of long-term debt.

        At June 29, 2002, the Company's outstanding short-term debt was $1.5 billion, compared to $870 million at December 31, 2001 and $4.0 billion at June 30, 2001. The increase in short-term debt during 2002 reflects a reclassification of $825 million of Puttable Reset Securities (PURS)sm due February 1, 2011 from long-term debt to the current portion of long-term debt. The reclassification was made in the first quarter of 2002 because on February 1, 2003 and each anniversary thereof while the PURS are outstanding, the Company may be required to redeem the PURS. If the PURS are not redeemed on February 1, 2003 or any anniversary thereof, they will be remarketed at a reset interest rate equal to 5.45% plus the prevailing credit spread in the market for one-year notes issued by Motorola.

        At June 29, 2002, the Company had $509 million of outstanding commercial paper, compared to $514 million at December 31, 2001 and $1.6 billion at June 30, 2001. The Company currently expects its outstanding commercial paper balances to average around $500 million throughout 2002.

        Debt Ratings:    Two independent credit rating agencies, Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's"), assign ratings to the Company's short-term and long-term debt. On June 14, 2002, S&P revised its credit rating for the Company's senior unsecured non-credit enhanced long-term debt to "BBB" with a "stable outlook" from "BBB+" with a "negative outlook". On June 25, 2002, Moody's revised its credit rating for the Company's senior unsecured non-credit enhanced long-term debt to "Baa2" with a "negative outlook" from "A3" on "credit watch". Both S&P and Moody's explicitly affirmed the Company's commercial paper ratings of "A-2" and "P-2", respectively.

        The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it did during periods when its credit ratings were higher.

        The Company's debt rating is considered "investment grade." If the Company's senior long-term debt were rated lower than "BBB-" by S&P or "Baa3" by Moody's (which would be a decline of two levels from current ratings), the Company's long-term debt would no longer be considered "investment grade". If this were to occur, the terms on which the Company could borrow money would become more onerous. In addition, if these debt ratings were to be lower than "BBB" by S&P or "Baa2" by Moody's (which would be a decline of one level from current ratings), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company would also have to pay higher fees related to these facilities. The Company has never borrowed under its domestic revolving credit facilities.

        As further described under "Customer Financing Arrangements" below, for many years Motorola has utilized a receivables program to sell a broadly-diversified group of short-term receivables to independent third parties on a non-recourse basis. The program provides for up to $600 million of short-term receivables to be outstanding at any time. There were approximately $295 million of short-term receivables that have been sold to independent third parties outstanding at June 29, 2002, as compared to $465 million outstanding at December 31, 2001. The obligation of the third parties to continue to purchase receivables could be terminated if Motorola's long-term debt was rated lower than "BBB" by S&P or "Baa2" by Moody's (which would be a decline of one level from current ratings). If the program were terminated, Motorola would no longer be able to sell its short-term receivables in this manner, but it would not have to repurchase previously-sold receivables.

        Also as further described under "Customer Financing Arrangements" below, Motorola has sold a limited number of long-term loans through Motorola Funding Corporation. No finance receivables were sold under this program during the second quarter of 2002. Total finance receivables outstanding under this program at June 29, 2002 and December 31, 2001 were $81 million and $166 million, respectively. In certain events, including if Motorola's long-term debt were rated lower than "BBB" by S&P or "Baa2" by Moody's (which would be a decline of one level from current ratings), Motorola could be required to make additional funded deductible payments to the insurer in order to maintain the credit insurance coverage of these loans. These additional payments will not exceed $35 million in the aggregate.

        The Company's ratio of net debt to net debt plus equity was 18.2% at June 29, 2002, compared to 18.4% at December 31, 2001 and 27.0% at June 30, 2001.

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

        At June 29, 2002, the Company's total domestic and non-U.S. credit facilities totaled $4.1 billion, of which $524 million was considered utilized. These facilities are principally comprised of: (i) a $900 million one-year revolving domestic credit facility, (ii) a $900 million three-year revolving domestic credit facility, and (iii) $2.3 billion of non-U.S. credit facilities (of which $524 million was considered utilized at June 29, 2002). Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper, which was $509 million at June 29, 2002. However, these agreements contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds under the domestic revolving credit facilities and have this liquidity.

        In May 2002, the Company completed the renewal of its revolving domestic credit facilities. The Company now has a $900 million 364-day facility expiring in May 2003 and a $900 million three-year facility expiring in May 2005. The revolving domestic credit facilities contain similar terms to the Company's previous revolving credit facilities. Important terms of the credit agreements include a springing contingent lien and covenants related to net interest coverage and total debt to book capitalization ratios. In the case of the springing lien, if Motorola's corporate credit ratings were to be lower than "BBB" by S&P or "Baa2" by Moody's, the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company's current corporate credit ratings are "BBB" by S&P and "Baa2" by Moody's. The Company has never borrowed under its domestic revolving credit facilities.

        Return on average invested capital, based on performance of the four preceding quarters ending with June 29, 2002 and June 30, 2001, was (29.5)%, and (2.7)%, respectively. The Company's current ratio was 1.69 at June 29, 2002, compared to 1.77 at December 31, 2001 and 1.51 at June 30, 2001.

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

        Outstanding Commitments:    During 2001, the Company substantially diminished its commitments to provide customer financing. Outstanding unfunded commitments of $491 million at January 1, 2001 declined to $162 million at December 31, 2001. At June 29, 2002, the Company had outstanding unfunded commitments to extend credit to customers of approximately $123 million. During the second quarter of 2002, the Company made loans to customers of $14 million.

        Outstanding Finance Receivables:    During the "telecom boom" that peaked in late 2000, numerous wireless equipment makers, including the Company, made loans to customers, some of which were very large. The Company had net finance receivables of $579 million at June 29, 2002, compared to $1.1 billion at December 31, 2001 (net of allowances for losses of $2.2 billion at June 29, 2002 and $1.6 billion at December 31, 2001). Total interest income recognized for the three-month periods ended June 29, 2002 and June 30, 2001 was $0.3 million and $36 million, respectively. Total interest income recognized for the six-month periods ended June 29, 2002 and June 30, 2001 was $5 million and $105 million, respectively.

    Telsim Loan:    During the second quarter of 2002, an additional $526 million charge was recorded to increase to $2 billion the allowance for losses relating to one customer, Telsim, in Turkey (the "Telsim Loan"). As of June 29, 2002, all receivables from Telsim are fully reserved, compared to a net receivable of $531 million at December 31, 2001. Regardless of the reserves already taken, Motorola will continue to pursue remedies to collect the over $2 billion owed to Motorola under the Telsim Loan.

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

    In the first quarter of 2002 the N.Y. District Court issued orders (i) freezing certain New York property of the Uzans, (ii) granting Motorola's request that the Uzan family be prohibited from transferring assets or taking any actions that might damage Motorola's interests or collateral, and (iii) granting Motorola's request that the Uzans deposit the Telsim stock fraudulently obtained to the registry of the N.Y. District Court. The order required the parties to comply no later than May 24, 2002.

    During the second quarter of 2002, the District Court and the Second Circuit Court of Appeals each rejected the Uzans' requests to stay the District Court Orders. Notwithstanding the District Court Orders, the Uzans and certain entities within their control have continued to take efforts to damage our collateral interest, including attempts to create special classes of stock to further frustrate our ability to realize on our original loan collateral. The Uzan family has also failed to comply with the District Court's order to turn over the fraudulently obtained stock by May 24, 2002, and a motion is pending with the District Court that would place the Uzan family in contempt of court in the United States. The Company continues its recovery efforts through the courts and other strategies. However, the Company currently believes that the settlement and litigation process will be very lengthy in light of Telsim's decision to violate the court's order. As a result, the Company has fully reserved the remaining carrying value of the Telsim Loans.

    NII Holdings Loan:    NII Holdings, Inc. ("NII") is a subsidiary of Nextel Communications, Inc. with international wireless operations and investments. At June 29, 2002 and December 31, 2001, the Company had total loans due from NII (the "NII Loans") of $365 million and $382 million, respectively, and allowances for losses relating to the NII Loans of $34 million. In early February 2002, NII announced that it failed to make a scheduled interest payment on certain of its debt and further stated that it did not plan to make any future principal or interest payments on other loans, including the NII Loans. Motorola received $16 million in loan repayments in the first quarter of 2002 from escrow accounts maintained by NII as collateral for certain of the NII Loans. The administrative agent for the applicable loans exercised the unilateral right to draw the funds from these escrow accounts. Based on NII's statement that future payments will not be paid, the Company has ceased accruing interest on the outstanding amounts of the NII Loans. NII's failure to make the scheduled interest payments resulted in cross defaults under the NII Loans and other loans. In May 2002, NII filed for bankruptcy court protection.

    The Company has various forms of collateral to secure one or more of the outstanding NII Loans, including (i) $58 million of escrowed cash, (ii) shares of certain operating and holding companies and (iii) equipment liens. Although the Company is hopeful that NII will be able to restructure its obligations and pay the Company the amounts it is owed, the Company will exercise its rights with respect to these security interests if necessary to recover the amounts it is owed. There is no guarantee that NII will be able to restructure its debt obligations or repay the Company the amounts currently owed, either in or out of a bankruptcy proceeding. The automatic stay provisions of the U.S. bankruptcy code will prevent the Company from exercising its rights with respect to its collateral unless it receives permission from the bankruptcy court. There is no assurance when, or if, permission would be granted by a bankruptcy court. Based on its security interests, the Company believes that it has adequately provided for additional losses, if any, relating to the NII Loans based on the information available to the Company at this time.

        Guarantees of Third-Party Debt:    In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing from banks and other sources to fund equipment purchases and working capital. The amount of loans from third parties for which Motorola has committed to provide financial guarantees totaled $132 million at June 29, 2002, as compared to $275 million at December 31, 2001 and $697 million at June 30, 2001. Customer borrowings outstanding under these guaranteed third-party loan arrangements were $132 million at June 29, 2002, as compared to $184 million at December 31, 2001 and $532 million at June 30, 2001. Since January 1, 2002, the Company has been required to make payments of $27 million in satisfaction of its guarantees of third-party debt.

        The $132 million of guarantees discussed above is principally comprised of guarantees for two customers in the amounts of $35 million and $25 million, with the remaining balance comprised of nine customers with individual guarantees of less than $25 million. Management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called, was $51 million and $74 million at June 29, 2002 and December 31, 2001, respectively.

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

        Short-term receivables are sold on a non-recourse basis. The short-term program provides for up to $600 million of receivables to be outstanding at any time. A total of $249 million of receivables were sold through the short-term program during the second quarter of 2002. At June 29, 2002, there were approximately $295 million of short-term receivables outstanding under this program.

        The Company has sold a limited number of long-term loans to a third party through MFC. In connection with the sale of long-term receivables, the Company retains obligations for the servicing, administering and collection of receivables sold. No finance receivables have been sold under this program during the first half of 2002. At June 29, 2002 the total finance receivables outstanding under this program were $81 million, compared to $166 million at December 31, 2001. The Company has provided an allowance for first loss of $22 million at June 29, 2002.

        The Company has no special purpose entities whose results are not fully consolidated in the Company's financial statements.

Next Level Communications, Inc.:

        At June 29, 2002, the Company had approximately an 83%, controlling ownership interest in Next Level Communications, Inc. (Next Level), a publicly-traded subsidiary, which is consolidated in Motorola's financial statements. Effective in the fourth quarter of 2001, Motorola began to include in its consolidated results the minority interest share of Next Level's operating losses. As a result of Next Level's cumulative net deficit equity position, 100% of Next Level's financial results are consolidated in the Company's condensed consolidated financial statements.

        Intercompany financings in the form of debt and preferred stock, provided by Motorola to Next Level totaled $155 million at June 29, 2002, compared to $112 million at December 31, 2001. In the first quarter of 2002, Motorola made a $30 million investment in Next Level preferred stock and also agreed to provide $35 million of additional financing to Next Level to be used for general corporate and working capital purposes. Of this committed amount, $13 million had been drawn down at June 29, 2002. Additionally, in June 2002, Motorola converted a $20 million note to preferred stock. In conjunction with the various financings to Next Level, Motorola has received warrants, the exercise of which would increase Motorola's ownership in Next Level.

        The repayment of these intercompany financings is dependent upon Next Level generating positive cash flow or securing additional funding from sources outside of Motorola. If these events do not occur, Motorola may need to provide an allowance for some or all of these outstanding financings that are not collectible.

Receivable Default

        As of June 29, 2002, the Company holds a $101 million receivable included in Other Assets in the condensed consolidated balance sheets which was received in connection with the sale of a cellular operating property that is currently in default. The Company is in negotiations to reschedule the payment terms associated with this receivable and also to enhance its current collateral position. There can be no assurances that an agreement will be reached. Based on current information available to the Company, the Company believes that it has adequately provided for any losses relating to this receivable at this time.

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

        The Chase Manhattan Bank has filed three lawsuits against the Company with respect to Iridium's $800 million Senior Secured Credit Agreement. On June 9, 2000, Chase filed a complaint in the Supreme Court of the State of New York, New York County (which was subsequently removed to federal district court in New York), demanding that the Company provide a $300 million guarantee that was required under certain circumstances and subject to certain conditions, plus interest and attorney fees. The Company asserted that the conditions had not been met and that Chase was not entitled to demand the guarantee. Following a bench trial, in early 2002, the court entered an order granting judgment to Chase and ordering the Company to pay Chase $300 million plus interest and attorneys' fees. In connection with this order, in April 2002, the Company made a $371 million payment into an escrow account. The Court's judgment is subject to appeal at the conclusion of other proceedings in the case and under certain circumstances could require Chase to repay the Company in whole or in part.

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

        Finally, on October 1, 2001, Chase and 17 other lenders to Old Iridium (or their alleged successors) filed a complaint against Motorola in the Supreme Court of New York alleging that they were fraudulently induced by Motorola and Old Iridium to enter into the Senior Secured Credit Agreement discussed above. The plaintiffs seek recovery of the unpaid portion of the $800 million loan (which is in excess of $653 million), plus interest and expenses. Any principal amounts that Motorola or other parties are ordered to pay as a result of the two lawsuits described above (with the exception of interest or attorneys' fees) would reduce the unpaid balance of that loan. Discovery in this lawsuit is in the initial stages.

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

        The Iridium India gateway investors (IITL) have filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law, if IITL were successful in the suit, IITL could recover compensation of the alleged financial losses.

        Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

        Motorola had reserves related to the Iridium program of $228 million and $605 million at June 29, 2002 and December 31, 2001, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. During the six months ended June 29, 2002, payments of $377 million have been made, primarily representing the unfavorable ruling against the Company in the case filed by Chase Manhattan related to a guarantee of a credit agreement for Iridium LLC. The remaining reserve at June 29, 2002 includes costs for the wind-down and transition of Motorola's operations related to the Iridium program and is expected to require future cash payments principally throughout 2002.

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

Segment Information

        Operating results for the Company's major operations for the three months and six months ended June 29, 2002 and June 30, 2001 are discussed below. A financial table is provided for each segment that presents GAAP operating results and a reconciliation of these GAAP results to operating earnings (loss) excluding special items. The identification of special items is provided to enable meaningful comparisons of current operating results to prior periods, focus attention on critical components impacting the financial results and also provide insight into the operating results for the Company's core on-going operations.

        These items include (i) reorganization of businesses charges which include employee severance costs, exit costs, fixed asset impairments, and product portfolio simplification write-offs, (ii) acquisition-related items which include goodwill and intangible asset amortization, goodwill and intangible asset impairment, and in-process research and development charges, and (iii) other unusual charges which include charges for potentially uncollectible finance receivables and other items.

        Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Personal Communications Segment

        The Personal Communications segment (PCS) primarily designs, manufactures, sells and services wireless subscriber equipment, including wireless handsets, iDEN® digital phones, and personal two-way radios, with related software and accessory products. For the second quarter of 2002 and 2001, PCS net sales represented 39% and 33% of the Company's consolidated net sales, respectively. For the first half of 2002 and 2001, PCS net sales represented 39% and 31% of the Company's consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
	($ in millions)
Orders	$2,546	$2,867	-11%	$5,085	$5,706	-11%
Segment net sales	$2,622	$2,493	5%	$4,923	$4,768	3%
GAAP operating earnings (loss)	$3	$(593)	101%	$(32)	$(1,473)	98%
Special items income (expense)
Employee severance	(44)	(125)		(54)	(185)
Fixed asset impairments	(7)	(195)		(137)	(220)
Product portfolio simplification write-offs	—	(11)		—	(409)
Potentially uncollectible finance receivables	(125)	(21)		(125)	(21)
Amortization of intangible assets/goodwill	—	(4)		(1)	(8)
Other	7	(42)		6	(53)

Operating earnings (loss) excluding special items	$172	$(195)	188%	$279	$(577)	148%

Three months ended June 29, 2002 compared to three months ended June 30, 2001

        In the second quarter of 2002, segment net sales increased 5% to $2.6 billion, compared to $2.5 billion in the year-ago quarter, and orders declined 11% to $2.5 billion, compared to $2.9 billion in the year-ago quarter. Sales improvements were due, in part, to higher market share gained through the increased popularity of Motorola's cellular handsets among consumers. On a geographic basis, compared to the second quarter last year, sales were up in the Americas, up in Europe and down in Asia. Orders were up significantly in the Americas, down in Europe and down significantly in Asia. By technology, Global System for Mobile Communications (GSM) sales were up, Code Division Multiple Access (CDMA) sales were up, Time Division Multiple Access (TDMA) sales were up very significantly and Integrated Digital Enhanced Network (iDEN) sales were down compared to the second quarter last year. Unit shipments and average selling prices (ASP) increased compared to the year-ago quarter. The segment's orders declined, even as sales increased, because management is proactively working with wireless service providers, distributors and suppliers to reduce historical levels of backlog through improvements in forecasting, supply-chain management and reduction of product complexity. These improvements are reducing the level of long lead time orders and backlog.

        GAAP operating earnings in the second quarter of 2002 were $3 million, compared to a GAAP operating loss of $593 million in the year-ago quarter. The majority of the improvement in operating results was due to higher sales and improved gross margin as a percentage of sales, partially offset by a $49 million decrease in royalty income and an increase in employee-related costs.

        In the second quarter of 2002, the segment recorded (i) a $125 million charge related to a potentially uncollectible finance receivable from Telsim, a wireless telephone operator in Turkey, and (ii) a $44 million charge related to employee severance costs primarily attributed to the shut down of an engineering and distribution center in Harvard, Illinois. In the second quarter of 2001, the segment recorded (i) a $157 million charge for a fixed asset impairment and a $64 million charge for employee severance costs, both primarily associated with the closure of a facility in Easter Inch, Scotland, (ii) a $21 million charge related to a potentially uncollectible finance receivable from Telsim, and (iii) a $61 million charge for segment-wide employee severance costs.

Six months ended June 29, 2002 compared to six months ended June 30, 2001

        In the first half of 2002, segment net sales increased 3% to $4.9 billion, compared to $4.8 billion in the first half last year, and orders declined 11% to $5.1 billion, compared to $5.7 billion in the year-ago period. Sales improvements were due, in part, to higher market share gained through the increased popularity of Motorola's cellular handsets among consumers. On a geographic basis, compared to the first half of last year sales were up in the Americas, up in Europe and up in Asia. Orders were up significantly in the Americas, down in Europe and down significantly in Asia. By technology, GSM sales were up, CDMA sales were up, TDMA sales were up and iDEN sales were up compared to the first half of last year. Unit shipments increased and average selling prices (ASP) were flat compared to the year ago period.

        GAAP operating losses in the first half of 2002 were $32 million, compared to a GAAP operating loss of $1.5 billion in the year-ago period. The improvement in operating results was primarily due to higher sales and improved gross margin as a percentage of sales, partially offset by a decrease in royalty income and an increase in employee-related costs.

        In the first half of 2002, the segment recorded (i) a $147 million charge, primarily related to fixed asset impairments for the shut down of an engineering and distribution center in Harvard, Illinois, (ii) a $125 million charge related to a potentially uncollectible finance receivable from Telsim, and (iii) a $54 million charge related to employee severance costs, primarily attributed to direct labor employees in the Harvard, Illinois facility. In the first half of 2001, the segment recorded (i) a $157 million charge for a fixed asset impairment and a $64 million charge for employee severance costs, both associated with the closure of a facility in Easter Inch, Scotland, (ii) a $409 million charge for product portfolio simplification write-offs, (iii) a $67 million charge for exit costs for the facility in Harvard, Illinois, and (iv) a $121 million charge for segment-wide employee severance costs.

Segment Outlook

        At the end of the second quarter of 2002, market share for the segment was estimated to be 18%, based on estimated second quarter industry shipments of approximately 91 million units. Total 2002 industry shipments are anticipated to be 400 million units, compared to industry shipments of 375 million units in 2001. Total 2002 industry sell-through is anticipated to be 410 million units. This anticipated industry growth reflects an expected increase in demand from wireless service providers and reflects lower levels of channel inventory. Segment sales are anticipated to be higher in the second half of 2002 than in the second half of 2001, due to both the industry-wide unit growth expectations and the segment's intention to continue increasing its market share with the introduction of new products. Higher sales from increased unit shipments are expected to be partially offset by lower average selling prices in 2002 than in 2001. However, the downward pressure on average selling prices in 2002 is expected to be lower than the long-term historical decline rate. Orders are expected to decline for the next two quarters despite expected sales increases as the segment transitions to a new business model that is expected to reduce historical levels of backlog. The segment expects to return to positive operating earnings for the full year 2002, both on a GAAP basis and on a basis excluding special items, as a result of both anticipated higher sales and an ongoing favorable impact from cost-reduction actions.

Semiconductor Products Segment

        The Semiconductor Products segment (SPS) designs, produces and sells embedded processors for customers serving the networking and computing, transportation and standard product, and wireless/broadband markets. For the second quarter of 2002 and 2001, SPS net sales represented 18%

and 17% of the Company's consolidated net sales, respectively. For the first half of 2002 and 2001, SPS net sales represented 18% of the Company's consolidated net sales.

	Three Months Ended			Six Months Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
	($ in millions)
Orders	$1,310	$1,046	25%	$2,595	$2,137	21%
Segment net sales	$1,216	$1,250	-3%	$2,309	$2,733	-16%
GAAP operating loss	$(1,308)	$(444)	-195%	$(1,546)	$(695)	-122%
Special items income (expense)
Employee severance	(24)	(54)		(18)	(115)
Fixed asset impairments	(1,123)	(67)		(1,140)	(143)
Amortization of intangible assets/goodwill	(2)	(12)		(3)	(23)
Other	(80)	(1)		(80)	(9)

Operating loss excluding special items	$(79)	$(310)	75%	$(305)	$(405)	25%

Three months ended June 29, 2002 compared to three months ended June 30, 2001

        In the second quarter of 2002, segment net sales decreased 3% to $1.2 billion, compared to $1.3 billion in the year-ago quarter, and orders increased 25% to $1.3 billion, compared to $1.0 billion in the year-ago quarter. The backlog of unshipped orders rose 17% from a year ago and the majority of the segment's backlog at the beginning of a quarter is shipped within the current quarter.

        The semiconductor industry, which traditionally has volatile sales cycles, had its worst decline in history in 2001. Based on semiconductor industry data available through May 2002, the semiconductor industry was in its third quarter of recovery. As expected, the recovery began slowly. The three-month moving average of global sales posted small declines in December and January, reflecting the lagged effects of the September terrorist attacks, but increased in volume during March, April and May. By end market, drivers fueling the early stages of the semiconductor industry recovery include wireless, consumer and automotive.

        On an end-market basis, orders for the segment were up in the Transportation and Standard Products and Networking and Computing Systems groups and up very significantly in the Wireless and Broadband Subscriber Systems group. Sales were up in the Transportation and Standard Products group and down in the Wireless and Broadband Subscriber Systems and Networking and Computing Systems groups. On a geographic basis, orders were up significantly in Asia and the Americas and up in Europe. Sales were down in the Americas and Europe and up in Asia.

        GAAP operating losses in the second quarter of 2002 were $1.3 billion, compared with a GAAP operating loss of $444 million in the year-ago quarter. In the second quarter of 2002 compared to the second quarter of 2001, the segment (i) reduced its number of manufacturing locations, (ii) reduced its break-even sales level, and (iii) reduced SG&A costs and R&D expenditures through cost-reduction actions. However, these expense reductions were offset by a $1.1 billion charge for asset impairments for facilities in Arizona, China and Scotland and an $80 million charge for repayments of incentives. In the second quarter of 2001, the segment recorded a $54 million charge for segment-wide employee severance costs and a $67 million charge for various fixed asset impairments.

        Capital expenditures in the segment were $47 million in the second quarter of 2002, or 3.9% of segment sales, compared to $178 million, or 14.2% of segment sales, in the year-ago quarter. Both amounts represent significantly lower investment levels compared to 2000 and earlier capital expenditure rates.

Six months ended June 29, 2002 compared to six months ended June 30, 2001

        In the first half of 2002, segment net sales decreased 16% to $2.3 billion, compared to $2.7 billion in the year-ago period, and orders increased 21% to $2.6 billion, compared to $2.1 billion in the year-ago period. On an end-market basis, orders for the segment were up in the Transportation and Standard Products and Networking and Computing Systems groups and up significantly in the Wireless and Broadband Subscriber Systems group. Sales were down in the Transportation and Standard Products and Wireless and Broadband Subscriber Systems groups and down significantly in the Networking and Computing Systems group. On a geographic basis, orders were up in the Americas and Europe and up significantly in Asia. Sales were down in the Americas and Europe and up in Asia.

        GAAP operating losses in the first half of 2002 were $1.5 billion, compared with a GAAP operating loss of $695 million in the year-ago period. In the first half of 2002 compared to the first half of 2001, the segment (i) reduced the number of manufacturing locations, (ii) reduced its break-even sales level and (iii) reduced SG&A costs and R&D expenditures through cost-reduction actions. However, these expense reductions were offset by a $1.1 billion charge for asset impairments for facilities in Arizona, China and Scotland and an $80 million charge for repayments of incentives. In the first half of 2001, the segment recorded a $115 million charge for segment-wide employee severance costs and a $143 million charge for various fixed asset impairments. Further improvement is expected in the segment's break-even level as the segment continues to implement previously announced headcount reductions and numerous other cost-reduction actions.

        During the quarter, Motorola announced major initiatives that are part of the second phase of its implementation of the "asset-light" semiconductor business model. The business model is aimed at achieving substantial improvements in the future profitability and cash flow performance of this segment by (i) improving asset efficiency, (ii) maximizing the return on research and development and (iii) reducing the segment's historical ratio of capital expenditures to sales by half, from approximately 20 percent to approximately 10 percent. Capital expenditures in the segment were $70 million in the first half of 2002, or 3.0% of segment sales, compared to $376 million, or 13.8% of segment sales, in the year-ago period. Both amounts represent significantly lower investment levels compared to 2000 and earlier capital expenditure rates.

Segment Outlook

        The segment's capital expenditures are expected to be approximately $250 million for the full year 2002, compared to $613 million for the full year 2001. Based upon the Company's current estimate of 2002 industry sales growth, the Company does not anticipate a need for an increase in SPS manufacturing capacity. Since 2000, SPS has reduced its number of wafer fabrication facilities from 18 to 14 and has announced planned closures that will reduce the number of wafer fabrication facilities to 8 by early 2003. The segment is committed to outsourcing as a strategic component of its long-range business plan. In furtherance of its strategy, in June 2002, the segment signed an agreement with Taiwan Semiconductor Manufacturing Corporation to gain access to external capacity as business conditions warrant. However, the segment also must optimize the balance between more fully utilizing its remaining fabs and using foundries and subcontractors to provide the most cost-effective solutions.

        Semiconductor industry growth for 2002 remains difficult to forecast. The segment currently anticipates industry sales growth for the full-year 2002 to be in the low single digits, with sequential improvement expected in each quarter of 2002. Segment sales in 2002 are expected to follow this trend. Despite the favorable impact of cost-reduction actions and the new "asset-light" semiconductor business model, the segment expects to incur an operting loss for the full-year 2002 on both a GAAP basis and on a basis excluding special items.

Global Telecom Solutions Segment

        The Global Telecom Solutions segment (GTSS) primarily designs, manufactures, sells, installs, and services wireless infrastructure communication systems, including hardware and software. For the second quarter of 2002 and 2001, GTSS net sales represented 18% and 22% of the Company's consolidated net sales, respectively. For the first half of 2002 and 2001, GTSS net sales also represented 18% and 22% of the Company's consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
	($ in millions)
Orders	$1,067	$2,003	-47%	$2,342	$3,545	-34%
Segment net sales	$1,239	$1,649	-25%	$2,306	$3,318	-31%
GAAP operating loss	$(525)	$(106)	***	$(577)	$(79)	***
Special items income (expense)
Employee severance	(77)	(23)		(79)	(58)
Exit costs	(59)	(35)		(59)	(35)
Fixed asset impairments	(20)	(15)		(20)	(15)
Potentially uncollectible finance receivables	(401)	(79)		(401)	(79)
Other	—	(25)		1	(5)

Operating earnings (loss) excluding special items	$32	$71	-55%	$(19)	$113	-117%

***
Percent change not meaningful

Three months ended June 29, 2002 compared to three months ended June 30, 2001

        In the second quarter of 2002, segment net sales decreased 25% to $1.2 billion, compared to $1.6 billion in the year-ago quarter, and orders decreased 47% to $1.1 billion, compared to $2.0 billion in the year-ago quarter. The decline in sales and orders is the result of continued lower capital expenditures by wireless service providers in all regions of the world. Orders were down significantly in the Americas and Europe and down very significantly in Asia. Sales were down in Asia and down significantly in the Americas and Europe.

        The segment incurred a GAAP operating loss of $525 million, compared to a GAAP operating loss of $106 million in the year-ago quarter. The decline in operating results was due to a decrease in sales, offset by a decrease in SG&A costs and an increase in gross margin as a percentage of sales. In the second quarter of 2002, the segment recorded (i) a $401 million charge for a potentially uncollectible finance receivable from Telsim, (ii) a $55 million charge for exit costs related to a lease cancellation, and (iii) a $77 million charge for segment-wide employee severance costs. In the second quarter of 2001, the segment recorded (i) a $79 million charge for a potentially uncollectible finance receivable from Telsim, (ii) $23 million of employee severance costs, and (iii) $35 million of exit costs.

Six months ended June 29, 2002 compared to six months ended June 30, 2001

        In the first half of 2002, segment net sales decreased 31% to $2.3 billion, compared to $3.3 billion in the year-ago period, and orders decreased 34% to $2.3 billion, compared to $3.5 billion in the year-ago period. The decline in sales and orders is the result of continued lower capital expenditures by wireless service providers in all regions of the world. Orders were down significantly in all regions. Sales were down in Asia and down significantly in the Americas and Europe.

        The segment incurred a GAAP operating loss of $577 million, compared to a GAAP operating loss of $79 million in the year-ago period. The decline in operating results was due to a decrease in sales, offset by a decrease in SG&A costs and an increase in gross margin as a percentage of sales. In the first half of 2002, the segment recorded (i) a $401 million charge for a potentially uncollectible finance receivable from Telsim, (ii) a $55 million charge for exit costs related to a lease cancellation, and (iii) a $79 million charge for segment-wide employee severance costs. In the first half of 2001, the segment recorded (i) a $79 million charge for a potentially uncollectible finance receivable from Telsim, (ii) $58 million of segment-wide employee severance costs, and (iii) $35 million of exit costs.

Segment Outlook

        The Company anticipates that industry-wide sales of infrastructure equipment in 2002 will decrease by as much as 18% compared to 2001 due to lower anticipated capital expenditures by wireless service providers. For the full year 2002, the segment expects sales to be significantly lower than in the full year 2001. However, the GAAP operating loss is expected to be lower for the full year 2002 than for the full year 2001 due to the favorable impact of cost-reduction actions and lower charges associated with potentially uncollectible finance receivables from Telsim in 2002 than in 2001. For the full year 2002, operating earnings excluding special items, are expected to be comparable to full-year 2001.

Commercial, Government and Industrial Solutions Segment

        The Commercial, Government and Industrial Solutions segment (CGISS) primarily designs, manufactures, sells, installs, and services analog and digital two-way radio voice and data products and privately-owned systems to a wide range of governmental and industrial customers worldwide. In addition, CGISS participates in the emerging market of integrated command and control solutions for public-safety and enterprise customers. The segment also provides network services for two-way radio subscribers in international markets through joint ventures. For the second quarter of 2002 and 2001, CGISS net sales represented 13% and 14% of the Company's consolidated net sales, respectively. For the first half of 2002 and 2001, CGISS net sales also represented 13% and 14% of the Company's consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
	($ in millions)
Orders	$847	$1,166	-27%	$1,721	$2,326	-26%
Segment net sales	$886	$1,038	-15%	$1,685	$2,081	-19%
GAAP operating earnings	$35	$16	119%	$74	$10	***
Special items income (expense)
Employee severance	(26)	(21)		(44)	(52)
Product portfolio simplification write-offs	—	(16)		—	(22)
Amortization of intangible assets/goodwill	(1)	(11)		(2)	(23)
Other	(1)	(13)		6	(27)

Operating earnings excluding special items	$63	$77	-18%	$114	$134	-15%

***
Percent change not meaningful

        During 2001, the Company sold its Integrated Information Systems Group (IISG), the Company's defense and government electronics business. Financial results for the segment's ongoing businesses, excluding the impact of the exited IISG business and net special items, were as follows:

	Three Months Ended			Six Months Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
	($ in millions)
Orders	$847	$935	-9%	$1,721	$1,931	-11%
Segment net sales	$886	$877	1%	$1,685	$1,766	-5%
Operating earnings, excluding special items and exited businesses	$63	$60	5%	$114	$103	11%

Three months ended June 29, 2002 compared to three months ended June 30, 2001

        In the second quarter of 2002, segment net sales decreased 15% to $886 million, compared to $1.0 billion in the year-ago period, and orders decreased 27% to $847 million, compared to $1.2 billion in the year-ago quarter. These decreases are largely due to the sale of the Integrated Information Solutions Group (IISG) during 2001 and reduced capital spending by service providers for constructing, rebuilding or upgrading their communications systems. Orders were down in Europe and the Americas and up in Asia. Sales were down in the Americas and up in Europe and Asia. The majority of IISG sales and orders were in the Americas, however, excluding the impact of IISG, orders and sales were still down in the Americas.

        GAAP operating earnings increased to $35 million, compared to GAAP operating earnings of $16 million in the year-ago quarter. Earnings increased despite lower sales and lower gross margin as a percentage of sales because charges related to reorganization of businesses were less in the second quarter of 2002 than in the second quarter of 2001. In the second quarter of 2002, the segment recorded a $26 million charge for segment-wide employee separation costs. In the second quarter of 2001, the segment recorded (i) a $21 million charge for segment-wide employee separation costs (ii) a $16 million charge for product portfolio simplification write-offs, and (iii) an $11 million charge for amortization of goodwill and intangible assets.

        During 2001, the segment sold IISG, a supplier of advanced government electronics and communications solutions primarily for military and space applications. Orders, sales and operating earnings for IISG for the second quarter of 2001 were approximately $231 million, $161 million and $17 million, respectively.

Six months ended June 29, 2002 compared to six months ended June 30, 2001

        In the first half of 2002, segment net sales decreased 19% to $1.7 billion, compared to $2.1 billion in the year-ago period and orders decreased 26% to $1.7 billion, compared to $2.3 billion in the year-ago period. These decreases are due to the sale of IISG during 2001 and reduced capital spending by service providers for constructing, rebuilding or upgrading their communications systems. Orders were down significantly in the Americas and down in Europe and Asia. Sales were up in Europe and Asia and down in the Americas. The majority of IISG sales and orders were in the Americas, however, excluding the impact of IISG, orders and sales were down in the Americas.

        GAAP operating earnings increased to $74 million, compared to operating earnings of $10 million in the prior-year period. Earnings increased despite lower sales and lower gross margin as a percentage of sales because charges related to reorganization of businesses were less in the first half of 2002 than in the first half of 2001. In the first half of 2002, the segment recorded a $44 million charge for segment-wide employee separation costs. In the first half of 2001, the segment recorded a $52 million charge for segment-wide employee separation costs, a $22 million charge for product portfolio simplification write-offs and a $23 million charge for amortization of goodwill and intangible assets.

        Orders, sales and operating earnings for IISG for the first half of 2001 were approximately $395 million, $315 million and $31 million, respectively.

Segment Outlook

        The segment continues to be impacted by the general economic slowdown as well as procurement delays caused by customer uncertainty over potential funding related to Homeland Security. As a result, the segment anticipates worldwide two-way radio sales will be lower in 2002 than in 2001. However, compared to the full year 2001, the segment expects GAAP operating earnings to increase for the full year 2002, largely as a result of reduced operating expenses resulting from cost-reduction actions. For the full year 2002, the segment expects operating earnings, excluding the impact of special items, to be comparable to the full year 2001.

Broadband Communications Segment

        The Broadband Communications segment (BCS) designs, manufactures and sells: (i) digital systems and set-top terminals for broadband cable and satellite television networks; (ii) high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP)-based telephony products; (iii) hybrid fiber/coaxial network transmission systems used by cable television operators; (iv) digital satellite television systems for programmers; (v) direct-to-home (DTH) satellite networks and private networks for business communications, and (vi) digital broadcast products for the cable and broadcast industries. For the second quarter of 2002 and 2001, BCS net sales represented 8% and 11% of the Company's consolidated net sales, respectively. For the first half of 2002 and 2001, BCS net sales represented 9% and 11% of the Company's consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
	($ in millions)
Orders	$420	$760	-45%	$957	$1,665	-43%
Segment net sales	$554	$820	-32%	$1,079	$1,638	-34%
GAAP operating earnings (loss)	$(304)	$55	***	$(249)	$156	***
Special items income (expense)
Employee severance	(22)	(10)		(23)	(14)
Product portfolio simplification write-offs	—	(51)		—	(51)
Intangible asset/goodwill impairment	(326)	—		(326)	—
Amortization of intangible assets/goodwill	(10)	(9)		(19)	(15)
Other	(7)	(16)		2	(23)

Operating earnings excluding special items	$61	$141	-57%	$117	$259	-55%

***
Percent change not meaningful

Three months ended June 29, 2002 compared to three months ended June 30, 2001

        In the second quarter of 2002, segment net sales declined 32% to $554 million, compared to $820 million in the year-ago quarter, and orders declined 45% to $420 million, compared to $760 million in the year-ago quarter. These declines are a result of the continuing decline by cable operators in their purchases of subscriber equipment. In addition, the Company reversed certain backlog of the segment's customer, Adelphia Communications Corporation, due to the customer's financial condition at the end of the quarter. Adelphia Communications Corporation filed for Chapter 11 bankruptcy in June, 2002.

        The segment incurred a GAAP operating loss of $304 million, compared to GAAP operating earnings of $55 million in the year-ago quarter. The decline in operating results was primarily due to a $325 million charge for an intangible asset impairment of an intellectual property license, as well as the decline in sales and an increase in warranty expenditures, partially offset by (i) product cost reductions, (ii) supply-chain savings and (iii) overhead cost control actions resulting from the Company's reorganization of businesses and cost-containment programs. The increase in warranty expenditures is due to a product recall. The segment believes that all potential charges relating to the recall have been adequately reserved for at June 29, 2002. In the second quarter of 2002, the segment recorded a $22 million charge for segment-wide employee separation costs, as well as the $325 million charge for an intangible asset impairment described above. In the second quarter of 2001, the segment recorded a $51 million charge for product portfolio simplification write-offs.

Six months ended June 29, 2002 compared to six months ended June 30, 2001

        In the first half of 2002, segment net sales declined 34% to $1.1 billion, compared to $1.6 billion in the year-ago period and orders declined 43% to $957 million, compared to $1.7 billion in the year-ago period. These declines resulted from a slow down by cable service providers in making capital investments. In addition, the Company reversed certain backlog of the segment's customer, Adelphia Communications Corporation, due to the customer's financial condition at the end of the quarter. Adelphia Communications Corporation filed for Chapter 11 bankruptcy in June, 2002.

        The segment incurred a GAAP operating loss of $249 million, compared to GAAP operating earnings of $156 million in the year-ago period. The decline in operating results was primarily due to a $325 million charge for an intangible asset impairment of an intellectual property license, as well as the decline in sales and an increase in warranty expenditures, partially offset by (i) product cost reductions, (ii) supply-chain savings, (iii) lower R&D expenditures, (iv) lower SG&A costs and (v) overhead cost- control actions resulting from the Company's reorganization of businesses and cost-containment programs. The increase in warranty expenditures is due to a product recall. The segment believes that all potential charges relating to the recall have been adequately reserved for at June 29, 2002. In the first half of 2002, the segment recorded (i) a $23 million charge for segment-wide employee separation costs, (ii) an $11 million charge of in-process research and development charges related to the acquisition of Synchronous, Inc., and (iii) a $19 million charge for amortization of intangibles, as well as the $325 million charge for an intangible asset impairment described above, partially offset by the recognition of pension curtailment income related to the General Instrument pension plan. In the first half of 2001, the segment recorded a $51 million charge for product portfolio simplification write-offs.

Segment Outlook

        Segment sales in 2002 are expected to decline compared to 2001 due to anticipated lower customer capital spending and reduced modem sale prices. The segment expects an operating loss on a full-year 2002 GAAP basis, due primarily to the intangible asset impairment charge recorded in the second quarter of 2002. Excluding special items, the segment expects to have positive operating earnings for the full year 2002, but lower earnings than in the full year 2001.

Integrated Electronic Systems Segment

        The Integrated Electronic Systems segment (IESS) designs, manufactures and sells automotive and industrial electronics systems and solutions, portable energy storage products and systems, and multi-function embedded board and computer system products. For the second quarter of 2002 and 2001,

IESS net sales represented 8% and 7% of the Company's consolidated net sales, respectively. For the first half of 2002 and 2001, IESS net sales represented 8% of the Company's consolidated net sales.

	Three Months Ended			Six Months Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
	($ in millions)
Orders	$562	$554	1%	$1,132	$1,067	6%
Segment net sales	$566	$549	3%	$1,075	$1,186	-9%
GAAP operating loss	$(11)	$(33)	67%	$(2)	$(26)	92%
Special items income (expense)
Employee severance	(10)	(25)		(22)	(38)
Exit costs	(18)	(3)		(19)	(3)
Fixed asset impairments	(22)	(8)		(22)	(9)
Amortization of intangible assets/goodwill	(1)	(1)		(3)	(2)
Other	9	—		9	—

Operating earnings excluding special items	$31	$4	***	$55	$26	112%

***
Percent change not meaningful

Three months ended June 29, 2002 compared to three months ended June 30, 2001

        In the second quarter of 2002, segment net sales increased 3% to $566 million, compared to $549 million in the year-ago quarter, and orders increased 1% to $562 million, compared to $554 million in the year-ago quarter. There are three primary business groups within the IESS segment: (i) the Automotive Communications and Electronic Systems Group (ACES), (ii) the Motorola Computer Group (MCG) and (iii) the Energy Systems Group (ESG). Comparing the second quarter of 2002 to the second quarter of 2001, ACES sales and orders were up, MCG sales were down significantly while orders were down, due to the continuing slump in the telecommunications industry, and ESG sales and orders remained flat.

        The segment incurred a GAAP operating loss of $11 million in the second quarter of 2002, compared to a GAAP operating loss of $33 million in the second quarter of 2001. The improvement in operating results was primarily due to improved sales in ACES, partially offset by a significant decrease in MCG sales, and an overall improved gross margin as a result of cost-reduction activities. In the second quarter of 2002, the segment recorded a $22 million charge for various fixed asset impairments and an $18 million charge for exit costs. In the second quarter of 2001, the segment recorded a $25 million charge for segment-wide employee separation costs.

Six months ended June 29, 2002 compared to six months ended June 30, 2001

        In the first half of 2002, segment net sales decreased 9% to $1.1 billion, compared to $1.2 billion in the year-ago period, and orders increased 6% to $1.1 billion, compared to $1.1 billion in the year-ago period. Comparing the first half of 2002 to the first half of 2001, ACES sales were up and orders were up significantly, MCG sales were down very significantly and orders were down significantly, and ESG sales were down, but their orders were up.

        The segment incurred a GAAP operating loss of $2 million in the first half of 2002, compared to an operating loss of $26 million in the year-ago period. The improvement was primarily the result of benefits from cost-reduction activities. In the first half of 2002, the segment recorded a $22 million charge for various fixed asset impairments, a $22 million charge for segment-wide employee separation costs and a $19 million charge for exit costs. In the first half of 2001, the segment recorded a

$38 million charge for segment-wide employee separation costs and a $9 million charge for various fixed asset impairments.

Segment Outlook

        Segment sales in 2002 are expected to be lower than in 2001, primarily due to an expected further decline in MCG sales. MCG's products are largely sold to the telecommunications equipment industry, which continues to be adversely affected by declining capital expenditures by telecommunications service providers. Despite lower anticipated sales, the segment expects positive operating earnings on a full-year 2002 GAAP basis, primarily due to a favorable impact from the segment's reorganization of businesses programs. The segment expects to have positive operating earnings, excluding the impact of special items, for the full year 2002, as compared to an operating loss for the full year 2001.

Other

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

	Three Months Ended			Six Months Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
	($ in millions)
Segment net sales	$129	$248	-48%	$236	$493	-52%
GAAP operating loss	$(127)	$(259)	51%	$(267)	$(393)	32%
Special items income (expense)
Employee severance	(15)	(60)		(31)	(76)
Exit costs	(7)	(48)		(13)	(49)
Fixed asset impairments	(25)	—		(30)	(1)
Product portfolio simplification write-offs	—	(12)		—	(12)
Goodwill impairment	—	—		—	(72)
Amortization of intangible assets/goodwill	—	(4)		—	(13)
Other	5	(27)		4	(28)

Operating loss excluding special items	$(85)	$(108)	21%	$(197)	$(142)	-39%

        During 2001, the Company sold its Multiservice Networks Division (MND), a provider of end-to-end managed network solutions. Financial results for the segment's ongoing businesses, excluding the impact of the exited MND business and net special item charges, were as follows:

	Three Months Ended			Six Months Ended
	June 29, 2002	June 30, 2001	% Change	June 29, 2002	June 30, 2001	% Change
	($ in millions)
Segment net sales	$129	$215	-40%	$236	$417	-43%
Operating loss, excluding special items and exited businesses	$(85)	$(102)	17%	$(197)	$(131)	-50%

Three months ended June 29, 2002 compared to three months ended June 30, 2001

        Other Products net sales in the second quarter of 2002 declined 48% to $129 million, compared to $248 million in the prior-year quarter. The decrease in sales is due primarily to the disposition of the Company's holdings in cellular operating companies and the sale of MND in 2001.

        The segment incurred a GAAP operating loss of $127 million in the second quarter of 2002, compared to a GAAP operating loss of $259 million in the year-ago quarter. The improvement was primarily due to benefits from cost-reduction activities, partially offset by the decline in sales. In the second quarter of 2002, the segment recorded a $25 million charge for various fixed asset impairments and a $15 million charge for segment-wide employee separation costs. The operating loss in the second quarter of 2001 included a $51 million charge for exit costs, fixed asset impairments and employee separation costs relating to the sale of MND.

Six months ended June 29, 2002 compared to six months ended June 30, 2001

        Other Products net sales in the first half of 2002 declined 52% to $236 million, compared to $493 million in the prior-year period. The decrease in sales is due primarily to the disposition of the Company's holdings in cellular operating companies and the sale of MND in 2001.

        The segment incurred a GAAP operating loss of $267 million in the first half of 2002, compared to a GAAP operating loss of $393 million in the year-ago period. The improvement was primarily due to benefits from cost-reduction activities, partially offset by the decline in sales. In the first half of 2002, the segment recorded a $30 million charge for various fixed asset impairments and a $31 million charge for segment-wide employee separation costs. In the first half of 2001, the segment recorded (i) a $76 million charge for segment-wide employee separation costs, (ii) a $51 million charge for exit costs, fixed asset impairments and employee separation costs relating to the sale of MND, and (iii) a $72 million charge for goodwill impairment related to the Internet Software and Content Group.

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

        The Company's strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. Almost all of the Company's non-functional currency receivables and payables which are denominated in major currencies that can be traded on open markets are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions and some forecasted transactions. The Company expects that it may hedge investments in foreign subsidiaries in the future. A portion of the Company's exposure is from currencies which are not traded in liquid markets, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

        At June 29, 2002 and December 31, 2001, the Company had net outstanding foreign exchange contracts totaling $2.4 billion and $3.1 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions, the five largest net foreign exchange hedge positions as of June 29, 2002 and December 31, 2001:

Buy (Sell)	June 29, 2002	December 31, 2001
Chinese Renminbi	(550)	(650)
British Pound	(342)	(410)
Japanese Yen	(297)	(521)
Brazilian Real	(270)	(165)
Euro	(265)	(670)

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

Interest Rates

        At June 29, 2002, the Company's short-term debt consisted primarily of $509 million of commercial paper, priced at short-term interest rates. The Company has $8.3 billion of long-term debt, including current maturities, which is primarily priced at long-term, fixed interest rates. To change the characteristics of a portion of these interest rate payments, the Company has entered into a number of interest rate swaps.

        In March 2002, the Company entered into interest rate swaps to change the characteristics of interest rate payments on its $1.4 billion 6.75% debentures due 2006 and its $300 million 7.60% notes due 2007 from fixed-rate payments to short-term LIBOR based variable rate payments to manage fixed and floating rates in its debt portfolio. In June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on its $500 million 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR based variable rate payments in order to match the funding with its underlying assets. The short-term LIBOR based variable payments on the interest rate swaps was 3.5% for the three months ended June 29, 2002. The fair value of the interest rate swaps as of June 29, 2002 was approximately $97 million. Except for these interest rate swaps, at June 29, 2002, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments.

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

Significant Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

  •
  Valuation of investments and long-lived assets

  •
  Allowance for losses on finance receivables

  •
  Retirement related benefits

  •
  Long-term contract accounting

  •
  Deferred tax asset valuation

  •
  Inventory valuation reserves

        In the first half of 2002, there has been no change in the above critical accounting policies. With the exception of valuation of investments and long-lived assets, there has been no significant change in the underlying accounting assumptions and estimates used in the above critical accounting policies.

Valuation of Investments and Long-Lived Assets

        The Company assesses the impairment of investments and long-lived assets, which includes identifiable intangible assets, goodwill and plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

  –
  underperformance relative to expected historical or projected future operating results;

  –
  changes in the manner of use of the assets or the strategy for our overall business;

  –
  negative industry or economic trends;

  –
  declines in stock price of an investment for a sustained period; and

  –
  our market capitalization relative to net book value.

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

        At June 29, 2002 and December 31, 2001, the net value of these assets were as follows (in millions):

	June 29, 2002	December 31, 2001
Property, plant and equipment	$6,770	$8,913
Investments	1,199	2,954
Intangible assets	263	555
Goodwill	1,411	1,195

Total	$9,643	$13,617

        In the second quarter of 2002, the Company recorded fixed asset impairment charges of $1.1 billion primarily relating to three manufacturing facilities in the Semiconductor Products segment.

        As a result of the continuing downturn of the worldwide economic environment and capital markets, the Company recorded impairment charges related to its investment portfolio of $955 million in the second quarter of 2002. These investments primarily represented investments in cable operating companies and our investment in Nextel Communications, Inc. Additionally, our available-for-sale securities portfolio reflected a net pre-tax unrealized gain position of $28 million at June 29, 2002, compared to a net pre-tax unrealized gain position of $556 million at December 31, 2001.

        In connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company completed an impairment review of goodwill. Based on the results of this review, an impairment charge was not required.

        The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

Intangible Assets

        During the second quarter of 2002, the Company recorded an intangible asset impairment charge of $325 million relating to an acquired license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically, the Company has amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to an anticipated drop in the number of new subscribers utilizing the services provided under the license, caused primarily by the expected consolidations of cable operators, specifically the combination of AT&T Broadband Corporation with Comcast Corporation.

Allowance for Losses on Finance Receivables

        The allowance for losses on finance receivables was $2.2 billion and $1.6 billion as of June 29, 2002 and December 31, 2001, respectively. During the second quarter of 2002, the Company recorded a $526 million charge relating to one customer, Telsim, in Turkey (the "Telsim Loan"). As of June 29, 2002, gross receivables from Telsim were $2.0 billion and have been fully reserved.

        In January 2002, the Company, together with another Telsim creditor, filed suit to reclaim amounts owed, including damages. The suit alleges 13 separate counts of wrongdoing, including four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly know as "RICO". In the second quarter of 2002, the N.Y. District Court and Second Circuit Court of Appeals, the court that has the RICO case, issued orders (i) freezing certain New York property of the

Uzan family (the family which controls Telsim), (ii) granting Motorola's request that the Uzan family be prohibited from transferring assets or taking any actions that might damage Motorola's interests or collateral, and (iii) granting Motorola's request that the Uzans deposit the Telsim stock fraudulently obtained to the registry of the N.Y. District Court. The order required the parties to comply no later than May 24, 2002. The Uzans have not complied with the court order to deposit the Telsim shares with the court. The Company continues its recovery efforts through the courts and other strategies. However, the Company currently believes that the settlement and litigation process will be very lengthy in light of Telsim's decision to violate the court's order. As a result, the Company has fully reserved the remaining carrying value of the Telsim loans.

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

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability be recognized at fair value for costs associated with exit or disposal activities only when the liability is incurred as opposed to at the time the Company commits to an exit plan as permitted under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity". Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

New Statement Lines and Minor Reclassifications

        As described in a Form 8-K filed on April 9, 2002, beginning in the first quarter of 2002, Motorola has added new statement lines in its consolidated statements of operations to align more closely with the financial statement presentation of other technology companies. As a result, and as reflected in the Form 8-K, certain reclassifications have been made to previously-reported quarterly and annual financial statement information for them to be comparable to the 2002 presentation. These reclassifications did not change the Company's results of operations as historically reported. In addition, to ensure consistent reporting of the reclassifications, the condensed consolidated statements of operations contained in this 10-Q reflect a minor reclassification of certain 2002 amounts previously reported in the Company's April 16, 2002 earnings press release. This reclassification has no impact on the Company's 2002 earnings. No other financial statements have been impacted.

Business Risks

        Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included under the headings "Earnings Outlook for 2002" and "Segment Outlook" and statements about: (i) future financial performance by the Company or any of its segments, including sales and profitability, (ii) special items that may occur in the future, (iii) costs of sales and gross margin for the Company or any of its segments, (iv) selling, general and administrative expenditures, (v) research and development expenditures, (vi) net interest expense, (vii) future charges, payments, use of accruals and cost savings in connection with business reorganization programs, (viii) capital expenditures, (ix) effective tax rates, (x) net accounts receivable and weeks receivable levels, (xi) inventory levels and inventory turns, (xii) level of commercial paper borrowings, (xiii) the Company's ability to access the capital markets, (xiv) the outcome of ongoing and future proceedings relating to Iridium, (xv) the adequacy of reserves relating to long-term finance receivables and other contingencies, (xvi) the outcome of pending litigation, (xvii) the ability of Next Level to repay obligations owing to the Company, (xviii) industry shipments of wireless handsets, (xix) average selling prices for wireless handsets, (xx) expected market share for the Company or any of its segments, (xxi) the impact of the semiconductor product segment's "asset light" business model, (xxii) industry-wide sales of wireless infrastructure equipment, (xxiii) worldwide industry sales of two-way radios, (xxiv) the impact of acquisitions, (xxv) future capital spending by communications providers, (xxvi) worldwide semiconductor industry sales and growth, (xxvii) planned closures of manufacturing facilities, (xxviii) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (xxix) future hedging activity by the Company, (xxx) the ability of counterparties to financial instruments to perform their obligations, and (xxxi) the impact of recent accounting pronouncements on the Company.

        The Company wishes to caution the reader that the factors below and those on pages F-35 through F-40 of the appendix to the Company's Proxy Statement for its 2002 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the rate of recovery in the overall economy and the uncertainty of current economic conditions, (ii) the Company's ability to effectively carry out cost-reduction actions and the effectiveness of those actions, (iii) the potential for unanticipated results from cost-reduction activities on the Company's performance, including productivity and the retention of key employees, (iv) the lack of predictability of future operating results, (v) the Company's continuing ability to access the capital markets on favorable terms, (vi) the general economic outlook for the telecommunications, semiconductor and broadband industries, (vii) demand for the Company's products, including products related to new technologies, (viii) the Company's ability to continue to increase profitability and market share in its wireless handset business, (ix) the Company's success in the 3G market, (x) the demand for vendor financing and the Company's ability to provide that financing in order to remain competitive, (xi) the creditworthiness of the Company's customers, especially purchasers of large infrastructure systems, (xii) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including any relating to the Iridium project, (xiii) the levels at which design wins become actual orders and sales, (xiv) the success of alliances and agreements with other companies to develop new products, technologies and services, (xv) volatility in the market value of securities held by the Company, (xvi) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits, (xvii) the impact of foreign currency fluctuations, and (xviii) the impact of changes in governmental policies, laws or regulations.

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

SM "Puttable Reset Securities PURS" is a service mark of Goldman, Sachs & Co.

© Motorola, Inc. 2002

Part II—Other Information

Item 1—Legal Proceedings.

Personal Injury Cases

        Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular telephones. Agro et. al., v. Motorola, Inc., et al., Cochran et. al., v. Audiovox Corporation, et al., and Schofield et. al., v. Matsushita Electric Corporation of America, et al., each filed on February 26, 2002 in the Superior Court of the District of Columbia, and Horn v. Motorola, Inc., et.al., filed May 8, 2002 in the District Court of Bexar County, Texas, all allege that use of a cellular phone caused a malignant brain tumor. The District of Columbia cases were removed to federal court on March 29, 2002, and the Texas case was removed on June 14, 2002. On July 3, 2002, defendants sought transfer and consolidation of all of these matters, as well as Murray v. Motorola, Inc., et. al., pending in the District Court for the District of Columbia, with the consolidated matter called In Re Wireless Telephone Radio Frequency Emissions Products Liability Litigation pending in the District Court for the District of Maryland.

        On January 9, 2002, defendants sought transfer and consolidation of Brower v. Motorola, Inc, et. al., with the consolidated matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation. On June 18, 2002, the transfer order was granted.

Iridium Cases

        Motorola has been named as one of several defendants in a putative class action securities lawsuit, Freeland v. Iridium World Communications, Ltd. et al., currently pending in the District of Columbia. The plaintiffs filed their consolidated amended complaint on May 13, 2002 and seek an unspecified amount of damages.

        Motorola has been named as a defendant in Andrews, et al. v. Iridium World Communications, LTD, et al., filed in the Superior Court of California (San Diego) in June 2000. This case is now scheduled for trial in August 2003.

Telsim Cases

        On January 28, 2002, Motorola Credit Corporation ("MCC") initiated a civil action with Nokia Corporation ("Nokia"), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as some of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws. The suit is pending in the United States District Court for the Southern District of New York ("the Court"), and the Court has ordered that the case be ready for trial in January 2003.

        On May 9, 2002, the Court entered a Preliminary Injunction, confirming the prejudgment relief it previously granted and further ordering the defendants to deposit the stock they had diluted into the registry of the Court. The defendants failed to deposit the stock into the registry of the Court by the Court-imposed deadline of May 24 and a motion for contempt is currently pending against the defendants. Defendants filed a request to stay the Court's Preliminary Injunction (as to the deposit of the stock into the Court's registry). This request was denied by the Court and then by the United States Court of Appeal for the Second Circuit (the "Appellate Court"). Defendants have appealed the Court's Preliminary Injunction order to the Appellate Court. The appeal was argued on August 5, 2002. In addition to the appeal, the defendants have filed various motions to dismiss, which have been fully briefed and were argued before the Court on July 23, 2002. The courts are expected to rule on the appeal and motion to dismiss in August 2002.

        On January 29, 2002, MCC filed an action in the United Kingdom before the High Court of Justice, Queen's Bench Division ("the UK Court"), Motorola Credit Corporation v. Cem Cengiz Uzan, seeking an order freezing up to $50 million in assets of defendant Cem Uzan located in England and Wales. On January 30, 2002, the UK Court granted MCC's request for an immediate freezing injunction. MCC filed a further action on May 29, 2002 before the UK Court, against Cem Uzan, Hakan Uzan, Kemal Uzan, and Aysegul Akay seeking a worldwide freezing injunction against each of their assets up to a value of $200 million. On May 30, the UK Court granted MCC's request for such an immediate freezing injunction. On July 22, 2002, the UK Court denied defendants' requests to set aside the freezing orders, ordered that the defendants were required to make further disclosures concerning their worldwide assets, and denied their application for leave to appeal the decisions.

        On June 7, 2002, Rumeli Telfon ("Rumeli") initiated arbitration against MCC in the Zurich Chamber of Commerce requiring that MCC consent to Rumeli's request to place the diluted stock into an escrow account into Switzerland. MCC has also filed a motion to stay this arbitration before the Court. MCC has not answered the demand for arbitration; no deadline has been set for such a response.

        On June 19, 2002, Telsim initiated arbitration against Motorola, Ltd and Motorola Turkey in the International Chamber of Commerce, seeking approximately $300 million as damages for the defendants' alleged sale of defective products to Telsim. In connection with this arbitration, Telsim also obtained a prejudgment, ex parte attachment from a Turkish court purportedly seeking to attach assets of Motorola Turkey (in Turkey) and assets of Motorola, Ltd. (in the United Kingdom, collectively, "the attachment actions"). Counsel for MCC in Turkey was able to strike all portions of the attachment against Motorola Turkey except for "immovables." MCC has appealed that portion of the order.

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

Item 2—Changes in Securities and Use of Proceeds.

        During the second quarter of 2002, the Company issued an aggregate of 20,250,165 shares of common stock (for an aggregate sales price of approximately $167.3 million) to 5 holders of warrants upon the exercise of their warrants. These warrants were issued by General Instrument Corporation ("GI") prior to the merger of Motorola and GI, which was consummated on January 5, 2000. As a result of these warrant exercises, all such warrants issued by GI have now been exercised and no warrants issued by GI to purchase Motorola common stock remain outstanding as of the date of this report. Motorola has filed a Registration Statement on Form S-3 (File No. 333-36320) covering the resale of the shares of common stock by certain warrant holders. The issuances of these shares to the warrant holders were deemed exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

Item 3—Defaults Upon Senior Securities

        Not applicable.

Item 4—Submission of Matters to Vote of Security Holders

        Not applicable.

Item 5—Other Information

        Not applicable.

Item 6—Exhibits and Reports on Form 8-K.

(a)
Exhibits

  10.1 2002 Motorola Incentive Plan.

(b)
Reports on Form 8-K

  The Company filed Current Reports on Form 8-K on April 9, 2002 and June 27, 2002.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC. (Registrant)
Date: August 13, 2002	By:	/s/ ANTHONY KNAPP Anthony Knapp Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer of the Registrant)

EXHIBIT INDEX

Number	Description of Exhibits
10.1	Motorola Incentive Plan of 2002.

QuickLinks

Index
Part I—Financial Information
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statement of Stockholders’ Equity
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Part II—Other Information
  Item 1—Legal Proceedings.
  Item 2—Changes in Securities and Use of Proceeds.
  Item 3—Defaults Upon Senior Securities
  Item 4—Submission of Matters to Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K.
  Signature
EXHIBIT INDEX