Form 10-Q
period 2002-09-28
MOTOROLA INC
filed 2002-11-12
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 28, 2002
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

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on September 28, 2002:

Class	Number of Shares
Common Stock; $3 Par Value	2,300,968,823

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	$6,371	$7,392	$19,133	$22,561
Costs of sales	4,126	5,476	12,892	17,304

Gross Margin	2,245	1,916	6,241	5,257
Selling, general and administrative expenses	1,017	1,121	3,200	3,576
Research & development expenses	961	1,037	2,797	3,295
Reorganization of businesses	11	133	1,677	993
Other charges (income)	(85)	1,408	827	1,579

Operating earnings (loss)	341	(1,783)	(2,260)	(4,186)

Other income (expense):
Interest expense, net	(92)	(140)	(300)	(305)
Gains on sales of investments and businesses	37	542	72	1,898
Other	(71)	(838)	(1,238)	(1,065)

Total other income (expense)	(126)	(436)	(1,466)	528

Earnings (loss) before income taxes	215	(2,219)	(3,726)	(3,658)
Income tax expense (benefit)	104	(811)	(1,067)	(958)

Net earnings (loss)	$111	$(1,408)	$(2,659)	$(2,700)

Earnings (loss) per common share
Basic	$0.05	$(0.64)	$(1.17)	$(1.23)

Diluted	$0.05	$(0.64)	$(1.17)	$(1.23)

Weighted average common shares outstanding
Basic	2,295.8	2,217.1	2,274.5	2,204.7

Diluted	2,308.2	2,217.1	2,274.5	2,204.7

Dividends per share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	September 28, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$6,284	$6,082
Short-term investments	86	80
Accounts receivable, net	4,123	4,583
Inventories, net	2,869	2,756
Deferred income taxes	2,274	2,633
Other current assets	941	1,015

Total current assets	16,577	17,149

Property, plant and equipment, net	6,391	8,913
Investments	1,545	2,954
Deferred income taxes	2,794	1,152
Other assets	2,914	3,230

Total assets	$30,221	$33,398

Liabilities and Stockholders' Equity
Notes payable and current portion of long-term debt	$1,457	$870
Accounts payable	2,364	2,434
Accrued liabilities	5,696	6,394

Total current liabilities	9,517	9,698

Long-term debt	7,450	8,372
Other liabilities	1,457	1,152
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	485	485
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,905	6,764
Additional paid-in capital	2,140	1,707
Retained earnings	2,501	5,434
Non-owner changes to equity	(234)	(214)

Total stockholders' equity	11,312	13,691

Total liabilities and stockholders' equity	$30,221	$33,398

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In millions)

		Non-Owner Changes To Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings
BALANCES AT DECEMBER 31, 2001	$8,471	$343	$(512)	$(45)	$5,434

Net loss					(2,659)
Unrealized losses on securities, net		(78)
Foreign currency translation adjustments, net			59
Issuance of common stock and stock options exercised	574
Loss on derivative instruments, net				(1)
Dividends declared					(274)

BALANCES AT SEPTEMBER 28, 2002	$9,045	$265	$(453)	$(46)	$2,501

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	September 28, 2002	September 29, 2001
Operating
Net loss	$(2,659)	$(2,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,602	1,919
Charges for reorganization of businesses and other charges	2,551	3,252
Gains on sales of investments and businesses	(72)	(1,898)
Deferred income taxes	(1,258)	(1,640)
Investment impairments and other	1,269	1,096
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	469	1,971
Inventories	(102)	1,340
Other current assets	(12)	20
Accounts payable and accrued liabilities	(1,070)	(2,183)
Other assets and liabilities	107	91

Net cash provided by operating activities	825	1,268

Investing
Acquisitions and investments, net	(67)	(494)
Proceeds from dispositions of investments and businesses	57	3,803
Capital expenditures	(388)	(1,040)
Proceeds from dispositions of property, plant and equipment	82	13
Sales (purchases) of short-term investments	(6)	82

Net cash provided by (used for) investing activities	(322)	2,364

Financing
Repayment of commercial paper and short-term borrowings	(246)	(3,832)
Net proceeds from issuance of debt	65	2,390
Repayment of debt	(155)	(239)
Issuance of common stock	282	256
Payment of dividends	(272)	(265)

Net cash used for financing activities	(326)	(1,690)

Effect of exchange rate changes on cash and cash equivalents	25	128

Net increase in cash and cash equivalents	202	2,070
Cash and cash equivalents, beginning of period	$6,082	3,301

Cash and cash equivalents, end of period	$6,284	$5,371

Cash paid during the period for:
Interest	$420	$566
Income taxes	$187	$632

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except as noted)

1.    Basis of Presentation

        The condensed consolidated financial statements as of September 28, 2002 and for the three months and nine months ended September 28, 2002 and September 29, 2001, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 28, 2002 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three months and nine months ended September 28, 2002 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2002 presentation.

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

2.    Other Financial Data

Statements of Operations Information

Other Charges

        Other charges (income) consist of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Other charges (income):
Goodwill and intangible asset impairments	$—	$—	$326	$72
Potentially uncollectible finance receivables	—	1,354	526	1,454
Iridium settlements	(60)	—	(60)	—
Other	(25)	54	35	53

	$(85)	$1,408	$827	$1,579

Other Income (Expense)

        The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company's condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Interest expense, net:
Interest expense	$173	$192	$512	$599
Interest income	(81)	(52)	(212)	(294)

	$92	$140	$300	$305

Other charges (income):
Investment impairments	$77	$830	$1,220	$1,053
Foreign currency (gains) losses	(1)	7	24	(17)
Other	(5)	1	(6)	29

	$71	$838	$1,238	$1,065

Earnings (Loss) Per Common Share

        The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Basic earnings (loss) per common share:
Net earnings (loss)	$111	$(1,408)	$(2,659)	$(2,700)
Weighted average common shares outstanding	2,295.8	2,217.1	2,274.5	2,204.7

Per share amount	$0.05	$(0.64)	$(1.17)	$(1.23)

Diluted earnings (loss) per common share:
Net earnings (loss)	$111	$(1,408)	$(2,659)	$(2,700)
Add: Interest on zero coupon notes	—	—	—	—

Net earnings (loss) as adjusted	$111	$(1,408)	$(2,659)	$(2,700)

Weighted average common shares outstanding	2,295.8	2,217.1	2,274.5	2,204.7
Add effect of dilutive securities:
Stock options/restricted stock	10.9	—	—	—
Zero coupon notes due 2009	1.5	—	—	—

Diluted weighted average common shares outstanding	2,308.2	2,217.1	2,274.5	2,204.7

Per share amount	$0.05	$(0.64)	$(1.17)	$(1.23)

        In the computation of diluted earnings (loss) per common share for the nine months ended September 28, 2002 and the three months and nine months ended September 29, 2001, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock and the equity security units were excluded because their inclusion would have been antidilutive. For the three months ended September 28, 2002, the assumed conversions of the zero coupon notes due 2013, the equity security units and out-of-the-money stock options were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

        Accounts receivable, net, consist of the following:

	September 28, 2002	December 31, 2001
Accounts receivable	$4,374	$4,805
Less allowance for doubtful accounts	(251)	(222)

	$4,123	$4,583

Inventories

        Inventories, net, consist of the following:

	September 28, 2002	December 31, 2001
Finished goods	$1,126	$1,140
Work-in-process and production materials	2,786	2,782

	3,912	3,922
Less inventory reserves	(1,043)	(1,166)

	$2,869	$2,756

Property, Plant, and Equipment

        Property, plant and equipment, net, consists of the following:

	September 28, 2002	December 31, 2001
Land	$329	$346
Buildings	5,074	6,208
Machinery and equipment	15,477	16,254

	20,880	22,808
Less accumulated depreciation	(14,489)	(13,895)

Property, plant and equipment, net	$6,391	$8,913

        For the nine months ended September 28, 2002 and September 29, 2001 impairment charges were $1.4 billion and $455 million, respectively, for certain buildings and equipment that were deemed to be impaired primarily in connection with facility consolidation activities undertaken by the Semiconductor Products segment and the Personal Communications segment.

        Depreciation expense for the three months ended September 28, 2002 and September 29, 2001 was $479 million and $557 million, respectively. Depreciation expense for the nine months ended September 28, 2002 and September 29, 2001 was $1.5 billion and $1.8 billion, respectively.

Investments

        Investments consist of the following:

	September 28, 2002	December 31, 2001
Available-for-sale securities:
Cost basis	$639	$1,416
Gross unrealized gains	480	686
Gross unrealized losses	(51)	(130)

Fair value	1,068	1,972
Held-to-maturity debt securities, at cost	32	154
Other securities, at cost	228	488
Equity method investments	217	340

	$1,545	$2,954

        The majority of debt securities, which are classified as held-to-maturity securities, totaling Euros 30 million (US$29 million at September 28, 2002) mature in 2010.

        The Company recorded investment impairment charges of $77 million and $830 million for the three months ended September 28, 2002, and September 29, 2001, respectively, and $1.2 billion and $1.1 billion for the nine months ended September 28, 2002, and September 29, 2001, respectively. These impairment charges represent other-than-temporary declines in the value of the Company's investment portfolio. The $77 million and $830 million charges primarily relate to investments in cable operating companies and related cable software companies. The $1.2 billion relating to the nine months ended September 28, 2002 is primarily comprised of: (i) a $464 million write down in the value of the Company's investment in Nextel Communications, Inc.; (ii) a $73 million writedown of the Company's investment in Telus Corporation; (iii) based on the results of an independent third-party valuation in the second quarter of 2002, an impairment of the Company's debt security holdings and associated warrants in Callahan Associates International L.L.C. of $119 million and $154 million, respectively; and (iv) a $95 million charge to write the value of the Company's investment in an Argentine cellular operating company to zero. Investment impairment charges are included in the Other statement line of Other Income (Expense) in the Company's condensed consolidated statements of operations.

        Gains on sales of investments and businesses consist of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Gains (losses) on sale of equity securities, net	2	(15)	11	100
Gains on sale of businesses and equity method investments	35	557	61	1,798

	37	542	72	1,898

        For the three months ended September 29, 2001, the gain primarily resulted from the sale of the Company's Integrated Information Systems Group, which together with the gains from the sale of the Company's investments in several cellular operating companies outside the U.S. comprised the gains for the nine months ended September 29, 2001.

Other Assets

	September 28, 2002	December 31, 2001
Long-term finance receivables, net of allowances of $2,250 and $1,647	$466	$907
Goodwill, net of accumulated amortization of $444 and $444	1,400	1,184
Intangible assets, net of accumulated amortization of $216 and $162	238	555
Other	810	584

	$2,914	$3,230

        For the nine months ended September 28, 2002, the Company recorded an intangible asset impairment charge of $325 million relating to an acquired license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically the Company has amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to an anticipated drop in the number of new subscribers utilizing the services provided under the license caused primarily by the expected consolidations of cable operators, specifically the combination of AT&T Broadband Corporation with Comcast Corporation.

        Included in the Other portion of Other Assets are notes receivable relating to the sale of cellular properties in 2001. The gross receivables at September 28, 2002 and December 31, 2001 were $97 million and $107 million, respectively. At September 28, 2002, $55 million of the notes receivable are in default. At September 28, 2002 and December 31, 2001, the Company had reserves of $77 million and $41 million, respectively, relating to the notes receivable.

Stockholders' Equity Information

Warrants

        For the nine months ended September 28, 2002 and September 29, 2001, proceeds from the exercise of stock warrants were $167 million (20 million shares) and $127 million (15 million shares), respectively. At September 28, 2002, there are no outstanding stock warrants.

Comprehensive Earnings (Loss)

        The components of comprehensive earnings (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net earnings (loss)	$111	$(1,408)	$(2,659)	$(2,700)

Gross unrealized gains (losses) on securities, net of tax	233	(1,038)	(474)	(1,922)
Adjustment for (gains) losses realized and included in net loss, net of tax	16	425	396	377

Unrealized gains (losses) on securities, net of tax, as adjusted	249	(613)	(78)	(1,545)
Foreign currency translation adjustments, net of tax	(26)	39	59	(150)
Gain (loss) on derivative instruments, net of tax	1	(8)	(1)	(6)

Comprehensive earnings (loss)	$335	$(1,990)	$(2,679)	$(4,401)

3.    Debt and Credit Facilities

        In May 2002, the Company completed the renewal of its revolving domestic credit facilities. The Company now has a $900 million 364-day facility expiring in May 2003 and a $900 million three-year facility expiring in May 2005. The revolving domestic credit facilities contain similar terms to the Company's previous revolving credit facilities. Important terms of the credit agreements include a springing contingent lien and covenants related to net interest coverage and total debt-to-equity capitalization ratios. In the case of the springing contingent lien, if Motorola's corporate credit ratings were to be lower than "BBB" by S&P or "Baa2" by Moody's, the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company's current corporate credit ratings are "BBB" by S&P and "Baa2" by Moody's. The Company has never borrowed under its domestic revolving credit facilities.

        In March 2002, the Company entered into interest rate swaps to change the characteristics of interest rate payments on its $1.4 billion 6.75% debentures due 2006 and its $300 million 7.60% notes due 2007 from fixed-rate payments to short-term LIBOR based variable rate payments to manage fixed and floating rates in its debt portfolio. In June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on its $500 million 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR based variable rate payments in order to match the funding with its underlying assets. The short-term LIBOR based variable payments on the interest rate swaps was 3.1% for the three months ended September 28, 2002. The fair value of the interest rate swaps as of September 28, 2002 was approximately $174 million. Except for these interest rate swaps, at September 28, 2002, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments.

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

4.    Financing Arrangements

        Finance receivables consist of the following:

	September 28, 2002	December 31, 2001
Gross finance receivables	$2,825	$2,762
Less allowance for losses	(2,250)	(1,647)

	575	1,115
Less current portion	(109)	(208)

Long-term finance receivables	$466	$907

        Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company's condensed consolidated balance sheets. Total interest income recognized for the three months ended September 28, 2002, and September 29, 2001 was $2 million and $14 million, respectively. Total interest income recognized for the nine months ended September 28, 2002, and September 29, 2001 was $7 million and $119 million, respectively.

        An analysis of impaired finance receivables included in total finance receivables above is as follows:

	September 28, 2002	December 31, 2001
Impaired finance receivables:
Requiring allowance for losses	$2,271	$2,190
Expected to be fully recoverable	337	350

	2,608	2,540
Less allowance for losses on impaired finance receivables	2,226	1,624

Impaired finance receivables, net	$382	$916

        The allowance for losses on finance receivables was $2.3 billion and $1.6 billion as of September 28, 2002 and December 31, 2001, respectively. During the second quarter of 2002, the Company recorded a $526 million charge relating to one customer, Telsim, in Turkey (the "Telsim Loan"). As of September 28, 2002, gross receivables from Telsim were $2.0 billion and have been fully reserved.

        In January 2002, the Company together with Nokia filed suit against the owners of Telsim for injuctive relief and damages. The suit alleges 13 separate counts of wrongdoing, including four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly know as "RICO". In the second quarter of 2002, the United States District Court for the Southern District of New York (the "Court"), the court that has the RICO case, issued orders: (i) freezing certain New York property of the Uzan family (the family which controls Telsim), (ii) granting Motorola's request that the Uzan family be prohibited from transferring assets or taking any actions that might damage Motorola's interests or collateral, and (iii) granting Motorola's request that the Uzans deposit the Telsim stock fraudulently obtained to the registry of the Court. The order required the parties to comply no later than May 24, 2002. Due to the Uzans' failure to comply with this order, the Uzans are in contempt of court in the United States. The Court has also denied the defendant's motion to dismiss. Trial is scheduled for February 10, 2003. The Company continues its recovery efforts, however, the Company currently believes that the settlement and litigation process will be very lengthy in light of the Uzans' decision to violate the court's order. As a result, the Company fully reserved the carrying value of the Telsim loans in the second quarter of 2002.

        The Company sells, from time to time, receivables to unrelated third parties. A short-term receivables discounting and sales program is operated through its wholly-owned subsidiary, Motorola Receivables Corporation. Such receivables are sold on a non-recourse basis with $219 million and $309 million sold during the three months ended September 28, 2002 and September 29, 2001, respectively, and $752 million and $1.0 billion during the nine months ended September 28, 2002, and September 29, 2001, respectively.

        Certain purchasers of the Company's infrastructure equipment seek to obtain financing from suppliers in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. At September 28, 2002 and December 31, 2001, the Company had outstanding commitments to extend credit to third-parties totaling $168 million and $162 million, respectively.

        In addition to providing direct financing to certain equipment customers, as evidenced by the finance receivables above, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $108 million and $275 million at September 28, 2002 and December 31, 2001, respectively. Customer outstanding borrowings under these third party loan arrangements were $108 million and $184 million at

September 28, 2002 and December 31, 2001, respectively. Accrued liabilities of $48 million and $74 million at September 28, 2002 and December 31, 2001, respectively, have been recorded to reflect management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called.

5.    Commitments and Contingencies

Next Level Communications, Inc.:

        At September 28, 2002, the Company had approximately an 85% controlling ownership interest in Next Level Communications, Inc. (Next Level), a publicly-traded subsidiary, which is consolidated in Motorola's financial statements. Effective in the fourth quarter of 2001, Motorola began to include in its consolidated results the minority interest share of Next Level's operating losses. As a result of Next Level's cumulative net deficit equity position, 100% of Next Level's financial results are consolidated in the Company's condensed consolidated financial statements. Intercompany financings in the form of debt and preferred stock, provided by Motorola to Next Level totaled $165 million at September 28, 2002, compared to $112 million at December 31, 2001.

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

        The Chase Manhattan Bank has filed four lawsuits against the Company with respect to Old Iridium's $800 million Senior Secured Credit Agreement. On June 9, 2000, Chase filed a complaint in the Supreme Court of the State of New York, New York County (which was subsequently removed to federal district court in New York), demanding that the Company provide a $300 million guarantee that was required under certain circumstances and subject to certain conditions. The Company asserted that the conditions had not been met and that Chase was not entitled to demand the guarantee. Following a bench trial, in early 2002, the court entered an order granting judgment to Chase and ordering the Company to pay Chase $300 million plus interest and attorneys' fees. In connection with this order, in April 2002, the Company made a $371 million payment to Chase. The Court's judgment is subject to appeal at the conclusion of other proceedings in the case. Motorola has filed a counterclaim in this action, seeking recovery of the $260 million advanced to Old Iridium by Chase in June 1999, which was guaranteed by Motorola and re-paid to Chase by Motorola in November 1999.

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

        Finally, on October 1, 2001, Chase and 17 other lenders to Old Iridium (or their alleged successors) filed a complaint against Motorola in the Supreme Court of New York alleging that they were fraudulently induced by Motorola and Old Iridium to enter into the Senior Secured Credit Agreement discussed above. The plaintiffs seek recovery of the unpaid portion of the $800 million loan (which is in excess of $653 million), plus interest and expenses. Any principal amounts that Motorola or other parties are ordered to pay as a result of the lawsuits described above (with the exception of interest or attorneys' fees) would reduce the unpaid balance of that loan.

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

        The Iridium India gateway investors (IITL) have filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law if IITL were successful in the suit, IITL could recover compensation of the alleged financial losses. In September 2002, IITL also filed a civil suit in India against Motorola and Iridium LLC alleging fraud and misrepresentation in inducing IITL to invest in Iridium LLC and to purchase and operate an Iridium gateway in India. IITL claims in excess of $200 million in damages, plus interest.

        Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

        Motorola had reserves related to the Iridium program of $175 million and $605 million at September 28, 2002 and December 31, 2001, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. The reduction in the reserve balance is comprised of $409 million in cash payments and $21 million of non cash items. The cash payments are comprised of the $371 million funding guarantee payment made to the Chase Manhattan Bank and $38 million of payments that primarily relate to transition services obligations and the settlement of vendor termination claims. The non cash items primarily relate to the reduction in vendor termination claims for claims settled at amounts less than originally estimated. In addition to the amounts disclosed above, Motorola received cash from certain vendors for the refund of previously incurred Iridium costs. The reduction in vendor termination claims and the refund of previously incurred costs, totaling $60 million, were taken into income in the current period.

        The reserve balance at September 28, 2002 of $175 million relates primarily to costs for the wind-down and transition of Motorola's operations to New Iridium and the disputes with Chase Manhattan Bank described above. The remaining reserves are expected to require future cash payments principally throughout 2002 and the first quarter of 2003.

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

6.    Segment Information

        Summarized below are the Company's segment sales and operating earnings (loss) for the three months and nine months ended September 28, 2002, and September 29, 2001:

	Three Months Ended			Nine Months Ended
	September 28, 2002	September 29, 2001	% Change	September 28, 2002	September 29, 2001	% Change
Segment Sales:
Personal Communications Segment	$2,631	$2,693	(2)%	$7,554	$7,461	1%
Semiconductor Products Segment	1,223	1,080	13	3,532	3,813	(7)
Global Telecom Solutions Segment	1,014	1,759	(42)	3,320	5,077	(35)
Commercial, Government and Industrial Solutions Segment	874	1,027	(15)	2,559	3,108	(18)
Broadband Communications Segment	519	637	(19)	1,598	2,275	(30)
Integrated Electronic Systems Segment	544	513	6	1,619	1,699	(5)
Other Products Segment	120	140	(14)	356	633	(44)
Adjustments & Eliminations	(554)	(457)	(21)	(1,405)	(1,505)	7

Segment Totals	$6,371	$7,392	(14)	$19,133	$22,561	(15)

	Three Months Ended
	September 28, 2002	% Of Sales	September 29, 2001	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$241	9%	$(233)	(9)%
Semiconductor Products Segment	13	1	(418)	(39)
Global Telecom Solutions Segment	(22)	(2)	(996)	(57)
Commercial, Government and Industrial Solutions Segment	50	6	16	2
Broadband Communications Segment	66	13	46	7
Integrated Electronic Systems Segment	28	5	(46)	(9)
Other Products Segment	(83)	(69)	(136)	(97)
Adjustments & Eliminations	14	(3)	63	(14)

Segment Totals	307	5	(1,704)	(23)
General Corporate	34		(79)

Operating Earnings (Loss)	$341	5	$(1,783)	(24)

	Nine Months Ended
	September 28, 2002	% Of Sales	September 29, 2001	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$209	3%	$(1,706)	(23)%
Semiconductor Products Segment	(1,533)	(43)	(1,113)	(29)
Global Telecom Solutions Segment	(599)	(18)	(1,075)	(21)
Commercial, Government and Industrial Solutions Segment	124	5	26	1
Broadband Communications Segment	(183)	(11)	202	9
Integrated Electronic Systems Segment	26	2	(72)	(4)
Other Products Segment	(240)	(67)	(401)	(63)
Adjustments & Eliminations	11	(1)	160	(11)

Segment Totals	(2,185)	(11)	(3,979)	(18)
General Corporate	(75)		(207)

Operating Loss	$(2,260)	(12)	$(4,186)	(19)

7.    Reorganization of Businesses

Three months ended September 28, 2002

        For the three months ended September 28, 2002, the Company recorded net charges of $31 million, of which $20 million was included in Costs of Sales and $11 million was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $31 million charge is comprised of the following:

	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Manufacturing and administrative consolidations	$(2)	$38	$(5)	$31

	$(2)	$38	$(5)	$31

Manufacturing and Administrative Consolidations

        The Company's plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $31 million for the three months ended September 28, 2002. The charge consisted primarily of employee severance benefit costs of $25 million in the Commercial, Government and Industrial Solutions segment and $22 million in the Global Telecom Solutions segment. These charges were partially offset by a $24 million reduction of accruals no longer needed. The consolidation activities were focused primarily on facilities in Japan and various countries in Europe by the Global Telecom Solutions segment and the shutdown of an engineering and distribution center in Germany by the Commercial, Government and Industrial Solutions segment.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the three months ended September 28, 2002:

Segment	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Personal Communications	$(5)	$(2)	$(9)	$(16)
Semiconductor Products	—	—	(1)	(1)
Global Telecom Solutions	—	22	5	27
Commercial, Government and Industrial Solutions	—	25	—	25
Broadband Communications	—	—	—	—
Integrated Electronic Systems	—	(1)	—	(1)
Other Products	—	(1)	—	(1)
General Corporate	3	(5)	—	(2)

	$(2)	$38	$(5)	$31

Nine months ended September 28, 2002

        For the nine months ended September 28, 2002, the Company recorded net charges of $1.745 billion, of which $68 million was included in Costs of Sales and $1.677 billion was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $1.745 billion charge is comprised of the following:

	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Discontinuation of product lines	$(5)	$—	$—	$(5)
Business exits	38	(2)	—	36
Manufacturing and administrative consolidations	53	311	1,350	1,714

	$86	$309	$1,350	$1,745

Discontinuation of product lines

        For the nine months ended September 28, 2002, the Global Telecom Solutions segment reduced exit cost accruals by $5 million in relation to a vendor liability that was no longer required.

Business Exits

        For the nine months ended September 28, 2002, the Company incurred a net charge of $36 million relating to business exits. The charge consisted of $55 million in the Global Telecom Solutions segment for exit costs relating to a lease cancellation fee, partially offset by the reduction of $12 million in the Commercial, Government and Industrial Solutions segment related to the completion of exit activities for its smartcard business and $5 million in the Other Products segment for exit cost accruals no longer needed. Additionally, employee separation accruals of $2 million that were no longer needed were reduced.

Manufacturing and Administrative Consolidations

        The Company's plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $1.7 billion for the nine months ended September 28, 2002. The charge consisted primarily of $1.2 billion in the Semiconductor Products segment, $179 million in the Personal Communications segment, and $135 million in the Global Telecom Solutions segment primarily for asset impairments, employee severance benefit costs and lease cancellation fees. The consolidation activities were focused primarily on manufacturing facilities in Arizona, China and Scotland by the Semiconductor Products segment in connection with the implementation of the "asset-light" semiconductor business model, the shut-down of an engineering and distribution center in Illinois by the Personal Communications segment and the reduction of both direct and indirect headcount across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the nine months ended September 28, 2002:

Segment	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Personal Communications	$(1)	$52	$128	$179
Semiconductor Products	—	18	1,139	1,157
Global Telecom Solutions	59	101	25	185
Commercial, Government and Industrial Solutions	(9)	69	3	63
Broadband Communications	2	23	3	28
Integrated Electronic Systems	19	21	22	62
Other Products	2	9	5	16
General Corporate	14	16	25	55

	$86	$309	$1,350	$1,745

Reorganization of Businesses Accruals

        The following tables display rollforwards of the accruals established for exit costs and employee separation costs from January 1, 2002 to September 28, 2002:

Exit Costs

	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at September 28, 2002
Discontinuation of product lines	$54	$(5)	$(18)	$31
Business exits	108	38	(44)	102
Manufacturing & administrative consolidations	141	53	(57)	137

	$303	$86	$(119)	$270

        The 2002 amount used of $119 million reflects cash payments of $116 million and non-cash utilization of $3 million. The remaining accrual of $270 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents cash payments, the majority of which are expected to be completed in 2003 except for lease termination obligations, which may extend over several years.

Employee Separation Costs

	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at September 28, 2002
Business exits	$7	$(2)	$(5)	$—
Manufacturing & administrative consolidations	605	311	(436)	480

	$612	$309	$(441)	$480

        At January 1, 2002, the Company had an accrual of $612 million for employee separation costs, representing the severance costs for approximately 12,500 employees, of which 7,700 were direct employees and 4,800 were indirect employees. The 2002 net charges of $309 million for employee separation costs represent the severance costs for approximately an additional 7,300 employees, of which 2,600 are direct employees and 4,700 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers. Included in the September 28, 2002 accrual are severance costs for individuals who have already left the Company and whose payments will extend into 2003.

        During the nine months ended September 28, 2002, approximately 10,600 employees, of which 5,200 were direct employees and 5,400 were indirect employees, were separated from the Company. The 2002 amount used of $441 million reflects $421 million of cash payments to these separated employees and $20 million of non-cash utilization. The remaining accrual of $480 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to separated employees by the third quarter of 2003.

8.    Acquisitions and Dispositions of Businesses

Acquisitions

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

Scana Communications, Inc.

        In April 2002, the Company acquired from Scana Communications, Inc. (Scana) certain network assets used in the operations of providing radio network services in South Carolina for $21.8 million of cash. Goodwill in the amount of $13 million was recorded and is included in Other Assets. The results of operations for Scana have been included in the Commercial, Government, and Industrial Solution segment in the Company's condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company's financial statements were not significant.

4thpass Inc.

        In September 2002, the Company acquired 4thpass Inc., a provider of software that enables wireless operators to manage and deliver applications and other mobile content over the air to mobile devices, for approximately $22 million of cash. The results of operations of 4thpass will be included in the Personal Communications segment in the Company's condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company's financial statements will not be significant. Purchase accounting for the acquisition will be finalized in the fourth quarter of 2002 pending completion of valuations to determine the fair value of intangible assets.

Dispositions

Codelink™

        In July 2002, the Company sold its CodeLink bioarray business to Amersham plc for $20 million plus the assumption of certain liabilities and obligations of the business. Codelink focused on innovative tools for genetic analysis for biomedical and industrial needs.

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

        Net loss and per share amounts adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three months and nine months ended September 28, 2002 and September 29, 2001 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net earnings (loss):
Reported net earnings (loss)	$111	$(1,408)	$(2,659)	$(2,700)
Goodwill amortization	—	(29)	—	(94)

Adjusted net earnings (loss)	$111	$(1,379)	$(2,659)	$(2,606)

Basic earnings (loss) per common share:
Reported net earnings (loss)	$0.05	$(0.64)	$(1.17)	$(1.23)
Goodwill amortization	—	(0.01)	—	(0.04)

Adjusted net earnings (loss)	$0.05	$(0.63)	$(1.17)	$(1.19)

Diluted earnings (loss) per common share:
Reported net earnings (loss)	$0.05	$(0.64)	$(1.17)	$(1.23)
Goodwill amortization	—	(0.01)	—	(0.04)

Adjusted net earnings (loss)	$0.05	$(0.63)	$(1.17)	$(1.19)

        Amortized intangible assets, excluding goodwill were composed of the following:

	September 28, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Licensed technology	$102	$36	$427	$12
Completed technology	328	166	270	137
Other intangibles	24	14	20	13

	$454	$216	$717	$162

        For the nine months ended September 28, 2002 the Company recorded an intangible asset impairment charge of $325 million relating to an acquired license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically the Company has amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to a drop in the number of new subscribers utilizing the services provided under the license caused primarily by the expected consolidations of cable operators, specifically the combination of AT&T Broadband Corporation with Comcast Corporation.

        The following table displays a rollforward of the carrying amount of goodwill from January 1, 2002 to September 28, 2002, by business segment:

Segment	January 1, 2002	Acquired	Business Exit	September 28, 2002
Personal Communications	$6	$—	$—	$6
Semiconductor Products	202	—	—	202
Global Telecom Solutions	4	—	—	4
Commercial, Government and Industrial Solutions	108	13	—	121
Broadband Communications	675	204	(1)	878
Integrated Electronic Systems	63	—	—	63
Other Products	1	—	—	1
General Corporate	125	—	—	125

	$1,184	$217	$(1)	$1,400

        Excluding goodwill, amortization expense on intangible assets was $25 million and $12 million for the three months ended September 28, 2002 and September 29, 2001, respectively, and $54 million and $31 million for the nine months ended September 28, 2002 and September 29, 2001, respectively. Amortization expense is estimated to be $63 million for 2002, $46 million in 2003, $46 million in 2004, $42 million in 2005, and $36 million in 2006.

Motorola, Inc. And Subsidiaries
Management's Discussion and Analysis
of Financial Condition and Results of Operations

        This commentary should be read in conjunction with the Company's condensed consolidated financial statements for the three months and nine months ended September 28, 2002 and September 29, 2001, as well as the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 2001.

        The use of the word "significant" in this document indicates a change of greater than 25 percent, unless the context indicates otherwise. The use of the words "very significant" indicates a change of greater than 50 percent, unless the context indicates otherwise.

Results of Operations

(Dollars in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	September 28, 2002	% of Sales	September 29, 2001	% of Sales	September 28, 2002	% of Sales	September 29, 2001	% of Sales
Net sales	$6,371		$7,392		$19,133		$22,561
Costs of sales	4,126	64.8%	5,476	74.1%	12,892	67.4%	17,304	76.7%

Gross margin	2,245	35.2%	1,916	25.9%	6,241	32.6%	5,257	23.3%
Selling, general and administrative expenses	1,017	16.0%	1,121	15.2%	3,200	16.7%	3,576	15.9%
Research and development expenses	961	15.1%	1,037	14.0%	2,797	14.6%	3,295	14.6%
Reorganization of businesses	11	0.2%	133	1.8%	1,677	8.8%	993	4.4%
Other charges (income)	(85)	(1.3)%	1,408	19.0%	827	4.3%	1,579	7.0%

Operating earnings (loss)	341	5.4%	(1,783)	(24.1)%	(2,260)	(11.8)%	(4,186)	(18.6)%

Other income (expense):
Interest expense, net	(92)	(1.4)%	(140)	(1.9)%	(300)	(1.6)%	(305)	(1.4)%
Gains on sales of investments and businesses	37	0.6%	542	7.3%	72	0.4%	1,898	8.4%
Other	(71)	(1.1)%	(838)	(11.3)%	(1,238)	(6.5)%	(1,065)	(4.7)%

Total other income (expense)	(126)	(2.0)%	(436)	(5.9)%	(1,466)	(7.7)%	528	2.3%

Earnings (loss) before income taxes	215	3.4%	(2,219)	(30.0)%	(3,726)	(19.5)%	(3,658)	(16.2)%
Income tax expense (benefit)	104	1.6%	(811)	(11.0)%	(1,067)	(5.6)%	(958)	(4.2)%

Net earnings (loss)	$111	1.7%	$(1,408)	(19.0)%	$(2,659)	(13.9)%	$(2,700)	(12.0)%

Diluted earnings (loss) per common share	$0.05		$(0.64)		$(1.17)		$(1.23)

Results of Operations—Three months ended September 28, 2002 compared to three months ended September 29, 2001

Net Sales

        Net sales were $6.4 billion in the third quarter of 2002, down 14% from $7.4 billion in the prior-year quarter. The overall decline in net sales reflects lower sales in all segments, except Semiconductor Products and Integrated Electronic Systems. The largest decline was in the Global Telecom Solutions segment, where net sales decreased by $745 million compared to the prior-year quarter. During 2001, the Company sold its Integrated Information Systems Group, the Company's defense and government electronics business, and the Multiservice Networks Division, a provider of end-to-end managed network solutions. Businesses sold in 2001 accounted for $162 million of net sales in the third quarter of 2001.

Gross margin

        Gross margin increased to $2.2 billion, or 35.2% of net sales, in the third quarter of 2002, compared to $1.9 billion, or 25.9% of net sales, in the prior-year quarter. The majority of the improvement is the result of cost-reduction initiatives and supply-chain efficiencies.

        The third quarter 2002 gross margin included a $20 million charge to Costs of Sales that is primarily related to severance costs for direct labor employees across the Global Telecom Solutions and Commercial, Government and Industrial Solutions segments in connection with the Company's cost-reduction activities. The third quarter 2001 gross margin included a $98 million charge that was primarily related to severance costs for direct labor employees throughout the Company. Additionally, businesses sold in 2001 accounted for $45 million in gross margin in the third quarter of 2001.

Selling, general and administrative expenses

        Selling, general and administrative (SG&A) expenses were $1.0 billion, or 16.0% of net sales, in the third quarter of 2002, compared to $1.1 billion, or 15.2% of net sales, in the prior-year quarter. The decrease in SG&A expenses was primarily related to: (i) the Company's cost-reduction activities, (ii) a $31 million increase in royalty income, primarily in the Semiconductor Products segment, (iii) a $29 million decrease in goodwill amortization, and (iv) $28 million in SG&A expenses for businesses exited in 2001. Royalty income was $161 million in the third quarter of 2002, compared to $130 million in the third quarter of 2001. The increase in SG&A expenses as a percentage of net sales in the third quarter of 2002 is attributable to the decline in sales.

Research and development expenses

        Research and development (R&D) expenditures declined 7% to $961 million, or 15.1% of net sales, in the third quarter of 2002, compared to $1.0 billion, or 14.0% of net sales, in the prior-year quarter. Spending on low-priority programs was reduced or ended as the Company continued to execute on its cost-reduction initiatives. Businesses sold in 2001 accounted for $8 million of R&D expenses in the third quarter of 2001. The increase in R&D expenditures as a percentage of net sales in the third quarter of 2002 is attributable to the decline in sales.

Reorganization of businesses

        Total reorganization of businesses charges in the third quarter of 2002 were $31 million, including $11 million reflected in the condensed consolidated statements of operations under Reorganization of Businesses and $20 million included in Costs of Sales. Total reorganization of businesses charges in the third quarter of 2001 were $221 million, including $133 million reflected under Reorganization of Businesses and $88 million included in Costs of Sales. Included in reorganization of businesses are expenses associated with plans to reduce headcount, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. Reorganization of businesses charges are discussed in further detail in the 2002 Reorganization of Businesses Charges section below.

Other charges

        Other Charges included income of $85 million in the third quarter of 2002, compared to charges of $1.4 billion in the prior-year quarter. The amounts in Other Charges in the third quarter of 2002 were primarily comprised of $60 million in income relating to Iridium vendor termination settlements and the related reduction of accruals no longer needed, and $24 million for the reduction of accruals no longer needed due to the settlement of certain environmental claims. Other Charges in the third quarter of 2001 were primarily comprised of a $1.3 billion charge for potentially uncollectible finance receivables from Telsim, a customer in Turkey, a $33 million charge for a litigation settlement, and a $21 million charge for in-process research and development charges relating to the Blue Wave Systems, Inc. acquisition.

Net interest expense

        Net interest expense was $92 million in the third quarter of 2002, compared to $140 million in the year-ago quarter. Net interest expense in the third quarter of 2002 includes interest expense of $173 million, offset by interest income of $81 million. Net interest expense in the third quarter of 2001 included interest expense of $192 million, offset by $52 million of interest income. The decrease in net interest expense is primarily attributed to: (i) a reduction in short-term debt, (ii) an increase in interest income due to an increase in cash and cash equivalents, (iii) and the benefits of lower interest expense derived from interest rate swaps, partially offset by: (i) higher interest rates on long-term debt issued in the fourth quarter of 2001, and (ii) the reduction in interest income earned on long-term customer finance receivables.

Gains on sales of investments and businesses

        Gains on sales of investments and businesses in the third quarter of 2002 were $37 million, compared to $542 million in the prior-year quarter. For the third quarter of 2002, the net gains primarily related to the sale of the CodeLink™ bioarray business, and the reduction of accruals no longer needed after the settlement of contingencies associated with the prior sales of certain businesses. For the third quarter of 2001, the majority of the gain was a result of the sale of the Integrated Information Systems Group, the Company's former defense and government electronics business.

Other

        Other, as presented in Other Income (Expense), included net charges of $71 million in the third quarter of 2002 compared to net charges of $838 million in the prior-year quarter. Other charges in the third quarter of 2002 included investment impairments of $77 million for several investments within the Company's portfolio. Other charges in the third quarter of 2001 included investment impairments of $830 million, primarily with respect to investments in United Pan-Europe Communications n.v., Open TV Corp., Telus Corporation, and Palm, Inc.

Effective tax rate

        The effective tax rate was 48% in the third quarter of 2002, resulting in a $104 million tax expense, compared to a 37% effective tax rate, resulting in a $811 million tax benefit, in the prior-year quarter. The higher effective tax rate in the third quarter of 2002 is due to the Company's nominal profit position coupled with an adjustment that reduced tax benefits previously recorded on employee severance costs, exit costs and asset impairments in countries where, due to loss positions, the Company was unable to realize associated tax benefits.

Earnings (Loss)

        The Company recorded earnings before income taxes of $215 million in the third quarter of 2002, compared with a loss before income taxes of $2.2 billion in the prior-year quarter. After taxes, the Company recorded net earnings of $111 million, or $0.05 per share, in the third quarter of 2002, compared with a net loss of $1.4 billion, or ($0.64) per share, in the prior-year quarter.

        Despite the decrease in net sales in the third quarter of 2002 compared to the third quarter of 2001, gross margin as a percentage of sales increased to 35.2% from 25.9%. This improvement is attributed to benefits from cost-reduction initiatives and supply-chain efficiencies. Improved operating results also reflect a decline in research and development expenditures, as spending on low-priority programs was reduced or eliminated, and a decline in selling, general and administrative expenses. Businesses sold in 2001 accounted for $7 million of earnings before income taxes in the third quarter of 2001.

        The majority of the loss in the third quarter of 2001 was attributed to: (i) a $1.3 billion charge for potentially uncollectible finance receivables from Telsim, (ii) $830 million in investment impairment charges, and (iii) $221 million in reorganization of businesses charges, partially offset by $542 million in gains on sales of investments and businesses.

Results of Operations—Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

Net Sales

        Net sales were $19.1 billion for the first nine months of 2002, down 15% from $22.6 billion in the comparable year-ago period. The overall decline in net sales reflects lower sales in all segments except for Personal Communications. The largest decline was in the Global Telecom Solutions segment, where net sales decreased by $1.8 billion compared to the prior-year period. Businesses sold in 2001 accounted for $553 million of net sales for the first nine months of 2001.

        For the full year 2002, the Company now expects net sales to be approximately $26.2 billion, a decline of 12% compared to full year 2001 net sales of $29.9 billion. The decline is largely due to lower anticipated sales in the Global Telecom Solutions and Broadband Communications segments.

Gross margin

        Gross margin increased to $6.2 billion, or 32.6% of net sales, for the first nine months of 2002 compared to $5.3 billion, or 23.3% of net sales, in the comparable year-ago period. The majority of the improvement was the result of cost-reduction initiatives and supply-chain efficiencies.

        The 2002 gross margin included a $68 million charge to Costs of Sales that is primarily related to severance costs for direct labor employees across the Global Telecom Solutions, Personal Communications and Integrated Electronic Systems segments in connection with the Company's cost-reduction activities. The 2001 gross margin included a $929 million charge, primarily comprised of $572 million for product portfolio simplification write-offs and $291 million for direct labor employee severance costs. Additionally, businesses sold in 2001 accounted for $167 million in gross margin for the first nine months of 2001.

        The Company expects gross margin as a percent of net sales to increase for the full year 2002 compared to 2001. The anticipated increase reflects expected savings as a result of manufacturing cost-reduction activities in all segments, an expected mix shift to higher gross margin products in the Personal Communications segment, and an expected absence of product portfolio simplification write-offs.

Selling, general and administrative expenses

        Selling, general and administrative (SG&A) expenses were $3.2 billion, or 16.7% of net sales, for the first nine months of 2002, compared to $3.6 billion, or 15.9% of net sales, in the comparable prior-year period. The decrease in SG&A expenses was primarily related to: (i) the Company's cost-reduction activities, (ii) a $71 million decrease in intangible and goodwill amortization, (iii) a

$23 million increase in royalty income, and (iv) $107 million in SG&A expenses from businesses exited in 2001. Royalty income was $449 million for the first nine months of 2002, compared to $426 million for the first nine months of 2001.

        The Company expects SG&A expenditures to be lower for the full year 2002 than for the full year 2001 due to benefits from the Company's cost-reduction activities.

Research and development expenses

        Research and development (R&D) expenditures declined 15% to $2.8 billion, or 14.6% of net sales, for the first nine months of 2002, compared to $3.3 billion, or 14.6% of net sales, in the comparable prior-year period. Spending on low-priority programs was reduced or ended as the Company continued to execute on its cost-reduction initiatives. Businesses sold in 2001 accounted for $31 million of R&D expenditures for the first nine months of 2001.

        The Company continues to believe that a strong commitment to R&D is required to drive long-term growth as part of its core business strategy. The Company still expects R&D expenditures to be approximately $3.8 billion for the full year 2002. Although this represents a 12% decrease in R&D expenditures compared to the full year 2001, expected full year 2002 R&D expenditures represent 14.5% of expected 2002 net sales, the same percentage of 2001 net sales represented by 2001 R&D expenditures.

Reorganization of businesses

        Total reorganization of businesses charges for the first nine months of 2002 were $1.745 billion, including $1.677 billion reflected in the condensed consolidated statements of operations under Reorganization of Businesses and $68 million included in Costs of Sales. Total reorganization of businesses charges for the first nine months of 2001 were $1.859 billion, including $993 million reflected under Reorganization of Businesses and $866 million included in Costs of Sales. Included in reorganization of businesses are expenses associated with plans to reduce headcount, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. Reorganization of businesses charges are discussed in further detail in the 2002 Reorganization of Businesses Charges section below.

        The Company expects to record approximately $215 million of net charges relating to previously-announced restructuring initiatives in the fourth quarter of 2002, consisting primarily of headcount reductions and facility consolidations, some of which may be included in Costs of Sales. These charges were part of the $3.5 billion pre-tax charge, as announced by the Company on June 27, 2002, associated with the Company's overall restructuring program. However, pursuant to GAAP, certain costs relating to these actions cannot be recorded until all necessary implementation actions have been taken.

Other charges

        Charges classified as Other Charges were $827 million for the first nine months of 2002, compared to $1.6 billion in the comparable prior-year period. Other Charges for the first nine months of 2002 were primarily comprised of: (i) a $526 million charge for potentially uncollectible finance receivables from Telsim, (ii) a $325 million charge for an intangible asset impairment of an intellectual property license, (iii) an $80 million charge for repayments of incentives related to impaired facilities, and (iv) an $11 million charge for acquired in-process research and development related to the acquisition of Synchronous, Inc., partially offset by: (i) $60 million of income for Iridium vendor termination settlements and the related reduction of accruals no longer needed, and (ii) $24 million of income for the reduction of accruals no longer needed due to the settlement of certain environmental claims. Other Charges for the first nine months of 2001 were primarily comprised of: (i) a $1.3 billion charge for potentially uncollectible finance receivables from Telsim, (ii) a $72 million charge for goodwill impairment related to the Internet Software and Content Group, (iii) a $33 million charge for a litigation settlement, and (iv) a $21 million charge for in-process research and development charges relating to the Blue Wave Systems, Inc. acquisition.

Net interest expense

        Net interest expense was $300 million for the first nine months of 2002, compared to $305 million in the comparable year-ago period. Net interest expense in 2002 included interest expense of $512 million, partially offset by interest income of $212 million. Net interest expense in 2001 included interest expense of $599 million, partially offset by $294 million of interest income. The moderate decrease in net interest expense reflects a reduction in overall debt levels and the benefits of lower interest rates derived from interest rate swaps, partially offset by higher interest rates on long-term debt issued in the fourth quarter of 2001 and a substantial reduction in interest income earned on long-term customer finance receivables.

        For the full year 2002, the Company now expects net interest expense to be lower than full year 2001 net interest expense, largely as a result of the benefits of interest rate swaps and a decrease in total debt, offset by a decrease in interest income from long-term financing receivables.

Gains on sales of investments and businesses

        Gains on sales of investments and businesses for the first nine months of 2002 were $72 million, compared to $1.9 billion in the comparable prior-year period. For the first nine months of 2002, the net gains primarily related to: (i) the sale of the CodeLink ™ bioarray business, (ii) the sale of equity securities, and (iii) the settlement of contingencies associated with the prior sales of certain businesses and the related reduction of accruals no longer needed. For the first nine months of 2001, the gains primarily resulted from: (i) the Company's sale of its investments in several cellular operating companies outside the U.S., (ii) the sale of the Integrated Information Systems Group, and (iii) the sale of equity securities.

Other

        Other, as presented in Other Income (Expense), included net charges for the first nine months of 2002 of $1.2 billion, compared to net charges of $1.1 billion in the prior-year period. Other charges for the first nine months of 2002 included investment impairment charges of $1.2 billion, primarily with respect to investments in Nextel Communications, Inc., an Argentine cellular operating company, Telus Corporation, and Callahan Associates International L.L.C. Other charges for the first nine months of 2001 included investment impairment charges of $1.1 billion, primarily with respect to investments in United Pan-Europe Communications n.v., Open TV Corp., Telus Corporation, Teledesic Corporation, and Palm, Inc.

Effective tax rate

        The effective tax rate was 29% for the first nine months of 2002, resulting in a $1.1 billion tax benefit, compared to a 26% effective tax rate, resulting in a $958 million net tax benefit, for the comparable year-ago period. The lower effective tax rate in 2001 was due primarily to severance, fixed asset write-offs and exit costs incurred in countries where, due to loss positions, the Company was unable to realize associated tax benefits. The 2002 effective tax rate is less than the U.S. statutory tax rate of 35% due primarily to the mix of earnings and losses by region and foreign tax rate differentials.

        The Company currently expects the effective tax rate for 2002 to be approximately 28%.

Loss

        The Company incurred a loss before income taxes of $3.7 billion for the first nine months of 2002, which is approximately equal to the loss before income taxes of $3.7 billion in the comparable year-ago period. After taxes, the Company incurred a net loss of $2.7 billion, or ($1.17) per share, for the first nine months of 2002, which is approximately equal to the net loss of $2.7 billion, or ($1.23) per share, in the comparable year-ago period.

        The majority of the loss for the first nine months of 2002 was attributed to: (i) a $1.4 billion charge related to fixed asset impairments, (ii) a $1.2 billion charge for investment impairments, (iii) a $526 million charge for potentially uncollectible finance receivables from Telsim, (iv) a $326 million charge for intangible asset impairments, and (v) $395 million in restructuring activities.

        The majority of the loss for the first nine months of 2001 was attributed to: (i) $1.9 billion in reorganization of businesses charges, (ii) a $1.3 billion charge for potentially uncollectible finance receivables from Telsim, (iii) $1.1 billion in investment impairment charges, and (iv) losses from operations, partially offset by $1.9 billion from gains on sales of investments and businesses.

        Despite the decrease in net sales for the first nine months of 2002 compared to the first nine months of 2001, gross margin as a percentage of sales increased to 32.6% from 23.3%. This improvement is attributed to benefits from cost-reduction initiatives, supply-chain efficiencies, and product portfolio simplification write-offs incurred for the first nine months of 2001.

        Results also reflect a decline in research and development expenditures, as spending on low-priority programs was reduced or eliminated, and a decline in selling, general and administrative expenses, primarily attributed to cost-reduction initiatives. Businesses sold in 2001 accounted for $23 million of earnings before income taxes for the first nine months of 2001.

Earnings Outlook for 2002

        As previously announced, in the fourth quarter of 2002, the Company expects net sales to be approximately $7.1 billion and expects to achieve GAAP earnings of approximately $0.04 per share, including $215 million of net charges relating to previously-announced restructuring initiatives. For the full year 2002, the Company expects net sales to be approximately $26.2 billion and expects to incur a GAAP net loss of approximately ($1.13) per share. The Company expects improved GAAP operating results for the full year 2002 compared to the full year 2001 despite anticipated lower net sales due to: (i) decreased reorganization of business and other charges, (ii) improved operating efficiencies and a reduced cost structure as a result of its reorganization of businesses programs initiated in the latter half of 2000 and throughout 2001 and 2002, (iii) improved gross margin, both in absolute terms and as a percent of sales, and (iv) increased sales of wireless handsets in the Personal Communications segment.

        The Company expects to record approximately $215 million of net charges relating to previously-announced restructuring initiatives in the fourth quarter of 2002, consisting primarily of headcount reductions and facility consolidations, some of which may be included in Costs of Sales. These charges were part of the $3.5 billion pre-tax charge, as announced by the Company on June 27, 2002, associated with the Company's overall restructuring program. However, pursuant to GAAP, certain costs relating to these actions cannot be recorded until all necessary implementation actions have been taken.

2002 Reorganization of Businesses Charges

        Beginning in the second half of 2000 and continuing into the third quarter of 2002, the Company has implemented plans to reduce headcount, discontinue product lines, exit businesses and consolidate manufacturing operations to reduce costs and simplify its product portfolio. Cost savings benefits expected to be realized for the full year 2002 for the plans implemented for the first nine months of 2002 are estimated to be approximately $186 million, of which $174 million, or 94%, are associated with reduced employee salaries and related employee costs resulting from the employee separation actions discussed below. Beyond 2002, the Company expects these 2002 reorganization of businesses programs to provide annualized cost savings of approximately $712 million, of which approximately $686 million, or 96%, are associated with reduced employee salaries and related employee costs resulting from the employee separation actions.

Three months ended September 28, 2002

        For the three months ended September 28, 2002, the Company recorded net charges of $31 million, of which $20 million was included in Costs of Sales and $11 million was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $31 million charge is comprised of the following:

	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Manufacturing and administrative consolidations	$(2)	$38	$(5)	$31

	$(2)	$38	$(5)	$31

Manufacturing and Administrative Consolidations

        The Company's plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $31 million for the three months ended September 28, 2002. The charge consisted primarily of employee severance benefit costs of $25 million in the Commercial, Government and Industrial Solutions segment and $22 million in the Global Telecom Solutions segment. These charges were partially offset by a $24 million reduction of accruals no longer needed. The consolidation activities were focused primarily on facilities in Japan and various countries in Europe by the Global Telecom Solutions segment and the shutdown of an engineering and distribution center in Germany by the Commercial, Government and Industrial Solutions segment.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the three months ended September 28, 2002:

Segment	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Personal Communications	$(5)	$(2)	$(9)	$(16)
Semiconductor Products	—	—	(1)	(1)
Global Telecom Solutions	—	22	5	27
Commercial, Government and Industrial Solutions	—	25	—	25
Broadband Communications	—	—	—	—
Integrated Electronic Systems	—	(1)	—	(1)
Other Products	—	(1)	—	(1)
General Corporate	3	(5)	—	(2)

	$(2)	$38	$(5)	$31

Nine months ended September 28, 2002

        For the nine months ended September 28, 2002, the Company recorded net charges of $1.745 billion, of which $68 million was included in Costs of Sales and $1.677 billion was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $1.745 billion charge is comprised of the following:

	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Discontinuation of product lines	$(5)	$—	$—	$(5)
Business exits	38	(2)	—	36
Manufacturing and administrative consolidations	53	311	1,350	1,714

	$86	$309	$1,350	$1,745

Discontinuation of product lines

        For the nine months ended September 28, 2002, the Global Telecom Solutions segment reduced exit cost accruals by $5 million relating to a vendor liability that was no longer required.

Business Exits

        For the nine months ended September 28, 2002, the Company incurred a net charge of $36 million relating to business exits. The charge consisted of $55 million in the Global Telecom Solutions segment for exit costs relating to a lease cancellation fee, partially offset by the reduction of $12 million in the Commercial, Government and Industrial Solutions segment related to the completion of exit activities for its smartcard business and $5 million in the Other Products segment for exit cost accruals no longer needed. Additionally, employee separation accruals of $2 million that were no longer needed were reduced.

Manufacturing and Administrative Consolidations

        The Company's plan to consolidate manufacturing operations and its implementation of strategic initiatives to streamline its global organization resulted in a net charge of $1.7 billion for the nine months ended September 28, 2002. The charge consisted primarily of $1.2 billion in the Semiconductor Products segment, $179 million in the Personal Communications segment, and $135 million in the Global Telecom Solutions segment, primarily for asset impairments, employee severance benefit costs and lease cancellation fees. The consolidation activities were focused primarily on manufacturing facilities in Arizona, China and Scotland by the Semiconductor Products segment in connection with the implementation of the "asset-light" semiconductor business model, the shut-down of an engineering and distribution center in Illinois by the Personal Communications segment and the reduction of both direct and indirect headcount across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the nine months ended September 28, 2002:

Segment	Exit Costs	Employee Separations	Fixed Asset Writedowns	Total
Personal Communications	$(1)	$52	$128	$179
Semiconductor Products	—	18	1,139	1,157
Global Telecom Solutions	59	101	25	185
Commercial, Government and Industrial Solutions	(9)	69	3	63
Broadband Communications	2	23	3	28
Integrated Electronic Systems	19	21	22	62
Other Products	2	9	5	16
General Corporate	14	16	25	55

	$86	$309	$1,350	$1,745

Reorganization of Businesses Accruals

        The following tables display rollforwards of the accruals established for exit costs and employee separation costs from January 1, 2002 to September 28, 2002:

Exit Costs

	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at September 28, 2002
Discontinuation of product lines	$54	$(5)	$(18)	$31
Business exits	108	38	(44)	102
Manufacturing & administrative consolidations	141	53	(57)	137

	$303	$86	$(119)	$270

        The 2002 amount used of $119 million reflects cash payments of $116 million and non-cash utilization of $3 million. The remaining accrual of $270 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents cash payments, the majority of which are expected to be completed in 2003. In addition, included in the above amount are payments for lease termination obligations, which may extend over several years.

Employee Separation Costs

	Accruals at January 1, 2002	2002 Net Charges	2002 Amount Used	Accruals at September 28, 2002
Business exits	$7	$(2)	$(5)	$—
Manufacturing & administrative consolidations	605	311	(436)	480

	$612	$309	$(441)	$480

        At January 1, 2002, the Company had an accrual of $612 million for employee separation costs, representing the severance costs for approximately 12,500 employees, of which 7,700 were direct employees and 4,800 were indirect employees. The 2002 net charges of $309 million for employee separation costs represent the severance costs for approximately an additional 7,300 employees, of which 2,600 are direct employees and 4,700 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers. Included in the September 28, 2002 accrual are severance costs for individuals who have already left the Company and whose payments will extend into 2003.

        During the nine months ended September 28, 2002, approximately 10,600 employees, of which 5,200 were direct employees and 5,400 were indirect employees, were separated from the Company. The 2002 amount used of $441 million reflects $421 million of cash payments to these separated employees and $20 million of non-cash utilization. The remaining accrual of $480 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to separated employees by the third quarter of 2003.

Liquidity and Capital Resources

        As highlighted in the condensed consolidated statements of cash flows, the Company's liquidity and available capital resources are primarily impacted by four key components: (i) current cash, cash equivalents and short-term investments, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash, Cash Equivalents and Short-Term Investments

        At September 28, 2002, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $6.3 billion, compared to $6.1 billion at December 31, 2001 and $5.4 billion at September 29, 2001. On September 28, 2002, $4.2 billion of this amount was held in the U.S. and $2.1 billion was held by the Company or its subsidiaries in other countries. During the third quarter of 2002 the Company moved approximately $3.0 billion of cash to the United States from overseas. As a result of this transaction and the Company's current tax position, the Company expects to pay approximately $60 million in alternative minimum tax with no impact on net earnings. In addition, at September 28, 2002, the Company had $86 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $80 million of short-term investments at December 31, 2001.

Operating Activities

        For the three months ended September 28, 2002, the Company generated positive cash flow from operations. This is the seventh consecutive quarter the Company has generated positive cash flow from operations. The Company generated $825 million in cash from operations for the nine months ended September 28, 2002, as compared to $1.3 billion generated in the comparable prior-year period. The primary contributors to cash flow from operations for the first nine months of 2002 were: (i) a decrease of $469 million in accounts receivable, reflecting a decrease in all business segments except the Semiconductor Products and the Integrated Electronic Systems segments, and (ii) improvements in net earnings, adjusted for non-cash items, of $1.4 billion, primarily resulting from a return to profitability in the third quarter of 2002 and a reduction in operating costs as a result of benefits from cost-reduction activities. These improvements were partially offset by: (i) a $1.1 billion decrease in accounts payable and accrued liabilities, primarily attributed to: (a) reduced operating costs associated with the Company's cost-reduction activities, (b) a $371 million funding guarantee payment relating to Iridium, and (c) cash payments for employee severance, exit costs, and employee incentive bonuses, and (ii) a $102 million increase in inventory.

        The Company's net accounts receivable were $4.1 billion at September 28, 2002, compared to $4.6 billion at December 31, 2001 and $5.1 billion at September 29, 2001. The Company's weeks receivable, excluding net long-term finance receivables, were 7.7 weeks at September 28, 2002, compared to 7.9 weeks at December 31, 2001 and 8.4 weeks at September 29, 2001. The decrease in net accounts receivable was primarily due to a decline in the Company's net sales; however, the Company continued to show improvement in receivables management, as evidenced by the decline in weeks receivable for the third quarter of 2002 as compared to the fourth quarter of 2001. The Company expects the net accounts receivable level at the end of 2002 to be slightly lower than the net accounts receivable level at the end of 2001. Weeks receivable at the end of 2002 is expected to be approximately equivalent to weeks receivable at the end of 2001.

        The Company's net inventory was $2.9 billion at September 28, 2002, compared to $2.8 billion at December 31, 2001 and $3.3 billion at September 29, 2001. The Company's inventory turns (using the cost-of-sales calculation method) were 6.5 at September 28, 2002, compared to 6.4 at December 31, 2001 and 6.1 at September 29, 2001. At year-end 2002 as compared to year-end 2001, the Company expects slightly higher inventory levels. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead-times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        To improve its future profitability, the Company has implemented substantial cost-reduction and product-simplification plans. Cash payments for exit costs and employee separations in connection with these plans were $537 million for the first nine months of 2002. Of the remaining $750 million reorganization of businesses accrual at September 28, 2002, the Company expects $737 million to result in future cash payments, the majority of which are expected to be paid in 2003.

Investing Activities

        The most significant components of the Company's investing activities are: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

        Net cash used by investing activities was $322 million for the nine months ended September 28, 2002, as compared to $2.4 billion provided by investing activities for the comparable prior-year period. The $2.7 billion increase in cash used for investing activities in 2002 compared to 2001 is primarily due to a decrease of $3.7 billion in proceeds received from dispositions of investments and businesses, partially offset by a $652 million decrease in capital expenditures and a $427 million decrease in spending on acquisitions and new investments.

        Capital Expenditures:    Capital expenditures for the first nine months of 2002 were $388 million, compared to $1.0 billion for the first nine months of 2001. Capital expenditures in 2002 are down in all business segments compared to 2001. Although the Semiconductor Products segment (SPS) continues to comprise the largest portion of these expenditures, SPS expenditures decreased 71% to $132 million for the first nine months of 2002, compared to $452 million in the comparable prior-year period. For the full year 2002, the Company expects capital expenditures to be approximately $800 million, compared to full-year 2001 capital expenditures of $1.3 billion.

        Strategic Acquisitions and Investments:    Cash consumed by the Company for acquisitions and new investment activities was $67 million for the first nine months of 2002, compared to $494 million for the first nine months of 2001. The largest component of 2002 expenditures related to the acquisition of 4thpass Inc., a provider of software that enables wireless operators to manage and deliver applications and other mobile content over the air to mobile devices, by the Personal Communications segment. The 2001 expenditures primarily related to an investment made by the Broadband Communications segment and the acquisition of the remaining 50% interest in Tohoku Semiconductor Corporation by SPS.

        Dispositions of Investments and Businesses:    The Company received $57 million in proceeds from the dispositions of investments and businesses for the first nine months of 2002, compared to proceeds of $3.8 billion for the first nine months of 2001. The 2002 proceeds were generated primarily from the sale of securities held in the Company's investment portfolio and from the sale of the Company's CodeLink™ bioarray business. The 2001 proceeds were primarily generated from: (i) the Company's sale of its investments in several cellular operating companies outside the U.S., (ii) the sale of securities, and (iii) the sale of the Company's former Integrated Information Systems Group.

        In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. At September 28, 2002 and December 31, 2001, the Company's available-for-sale securities had approximate fair market values of $1.1 billion and $2.0 billion, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions.

        During the third quarter of 2002, certain available-for-sale securities suffered a decline in value of $27 million ($17 million net of tax) that was determined to be other than temporary. Other securities experienced a net unrealized gain of $403 million ($249 million net of tax) since June 29, 2002. For the first nine months of 2002, other-than-temporary declines totaled $652 million ($403 million net of tax) with other securities suffering a net unrealized loss of $127 million ($78 million net of tax). At September 28, 2002, the Company's available-for-sale securities had a net unrealized gain of $429 million, compared to a net unrealized gain of $556 million at December 31, 2001.

Financing Activities

        The most significant components of the Company's financing activities are: (i) net proceeds from (or repayment of) commercial paper and short-term borrowings, (ii) net proceeds from (or repayment of) long-term debt securities, and (iii) the payment of dividends.

        Net cash used for financing activities was $326 million during the nine months ended September 28, 2002, compared to $1.7 billion used in the comparable prior-year period. Cash used for financing activities for the first nine months of 2002 was primarily used to pay dividends and repay debt, partially offset by proceeds from the issuance of common stock from the exercise of stock warrants and employee stock purchases. Cash used for financing activities for the first nine months of 2001 was primarily used to repay debt (primarily commercial paper), partially offset by proceeds from the issuance of long-term debt.

        At September 28, 2002, the Company's outstanding short-term debt was $1.5 billion, compared to $870 million at December 31, 2001 and $2.7 billion at September 29, 2001. The increase in short-term debt during 2002 reflects a reclassification of $825 million of Puttable Reset Securities (PURS)sm due February 1, 2011 from long-term debt to the current portion of long-term debt. The reclassification was made in the first quarter of 2002 because on February 1, 2003, and each anniversary thereof while the PURS are outstanding, the Company may be required to redeem the PURS. If the PURS are not redeemed on February 1, 2003, or any anniversary thereof, they will be remarketed at a reset interest rate equal to 5.45% plus the prevailing credit spread in the market for one-year notes issued by Motorola.

        At September 28, 2002, the Company had $496 million of outstanding commercial paper, compared to $514 million at December 31, 2001 and $1.6 billion at September 29, 2001. The Company currently expects its outstanding commercial paper balances to average approximately $500 million throughout the remainder of 2002.

        Given the Company's significant cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

        Debt Ratings:    Two independent credit rating agencies, Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's"), assign ratings to the Company's short-term and long-term debt. On June 14, 2002, S&P revised its credit rating for the Company's senior unsecured non-credit enhanced long-term debt to "BBB" with a "stable outlook" from "BBB+" with a "negative outlook". On June 25, 2002, Moody's revised its credit rating for the Company's senior unsecured non-credit enhanced long-term debt to "Baa2" with a "negative outlook" from "A3" on "credit watch". Both S&P and Moody's explicitly affirmed the Company's commercial paper ratings of "A-2" and "P-2", respectively, on those dates.

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

        As further described under "Customer Financing Arrangements" below, for many years Motorola has utilized a receivables program to sell a broadly-diversified group of short-term receivables to independent third parties on a non-recourse basis. The current program provides for up to $400 million of short-term receivables to be outstanding with the independent third parties at any time. There were approximately $239 million of short-term receivables that have been sold to independent third parties outstanding at September 28, 2002, as compared to $465 million outstanding at December 31, 2001. The obligation of the third parties to continue to purchase receivables could be terminated if Motorola's long-term debt was rated lower than "BBB" by S&P or "Baa2" by Moody's (which would be a decline of one level from current ratings). If the program were terminated, Motorola would no longer be able to sell its short-term receivables in this manner, but it would not be required to repurchase previously-sold receivables. The current receivables program is scheduled to expire on November 29, 2002, however, the Company expects to have a similar program in place prior to that date.

        Also as further described under "Customer Financing Arrangements" below, Motorola has sold a limited number of long-term loans through Motorola Funding Corporation. No finance receivables have been sold under this program during 2002. Total finance receivables outstanding with the independent third party under this program at September 28, 2002 and December 31, 2001 were $74 million and $166 million, respectively. In certain events, including if Motorola's long-term debt were rated lower than "BBB" by S&P or "Baa2" by Moody's (which would be a decline of one level from current ratings), Motorola could be required to make additional funded deductible payments to the insurer in order to maintain the credit insurance coverage of these loans. These additional payments would not exceed $35 million in the aggregate.

        The Company's ratio of net debt to net debt plus equity was 18.3% at September 28, 2002, compared to 18.4% at December 31, 2001 and 20.5% at September 29, 2001.

        Although the Company believes that it can continue to access the capital markets in 2002 and 2003 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by the large amount of long-term financing completed by the Company in late 2000 and during 2001, and the Company's credit ratings. In addition, many of the factors that affect the Company's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company's control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

        At September 28, 2002, the Company's total domestic and non-U.S. credit facilities totaled $4.1 billion, of which $350 million was considered utilized. These facilities are principally comprised of: (i) a $900 million one-year revolving domestic credit facility (maturing May 2003), (ii) a $900 million three-year revolving domestic credit facility (maturing May 2005), and (iii) $2.3 billion of non-U.S. credit facilities (of which $350 million was considered utilized at September 28, 2002). Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper, which was $496 million at September 28, 2002. However, these agreements contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds under the domestic revolving credit facilities and have this liquidity. Important terms of the revolving domestic credit agreements include a springing contingent lien and covenants relating to net interest coverage and total debt-to-equity capitalization ratios. In the case of the contingent springing lien, if the Company's corporate credit ratings were to be lower than "BBB" by S&P or "Baa2" by Moody's, the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company's current corporate credit ratings are "BBB" by S&P and "Baa2" by Moody's. The Company was in compliance with the terms of the credit agreements at September 28, 2002. The Company has never borrowed under its domestic revolving credit facilities.

        Return on average invested capital, based on performance of the four preceding quarters ending with September 28, 2002 and September 29, 2001, was (23.3)%, and (11.2)%, respectively. The Company's current ratio was 1.74 at September 28, 2002, compared to 1.77 at December 31, 2001 and 1.67 at September 29, 2001.

        The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash and cash equivalents in the U.S., the ability to repatriate cash and cash equivalents from foreign jurisdictions, the ability to borrow under existing or future credit facilities, the ability to issue commercial paper, access to the short-term and long-term debt markets, and proceeds from sales of available-for-sale securities and other investments.

Customer Financing Arrangements

        Certain purchasers of the Company's infrastructure equipment seek to obtain financing from suppliers in connection with equipment purchases. The requested financing may include all or a portion of the equipment purchase price, as well as working capital.

        Outstanding Commitments:    Since the beginning of 2001, the Company has substantially reduced its commitments to provide customer financing. Outstanding unfunded commitments of $491 million at January 1, 2001 declined to $162 million at December 31, 2001. At September 28, 2002, the Company had outstanding unfunded commitments to extend credit to customers of approximately $168 million of which approximately $22 million relates to leases. During the third quarter of 2002, the Company made loans to customers of $3 million.

        Outstanding Finance Receivables:    During the "telecom boom" that peaked in late 2000, numerous wireless equipment makers, including the Company, made loans to customers, some of which were very large. The Company had net finance receivables of $575 million at September 28, 2002, compared to $1.1 billion at December 31, 2001 (net of allowances for losses of $2.3 billion at September 28, 2002 and $1.6 billion at December 31, 2001). Total interest income recognized for the three-month periods ended September 28, 2002 and September 29, 2001 was $2 million and $14 million, respectively. Total interest income recognized for the nine months ended September 28, 2002 and September 29, 2001 was $7 million and $119 million, respectively.

    Telsim Loan:    During the second quarter of 2002, an additional $526 million charge was recorded to increase to $2 billion the allowance for losses relating to one customer, Telsim, in Turkey (the "Telsim Loan"). As of June 29, 2002, all receivables from Telsim were fully reserved, compared to a net receivable of $531 million at December 31, 2001. Regardless of the reserves already taken, Motorola will continue to pursue remedies to collect the over $2 billion owed to Motorola under the Telsim Loan.

    The entire Telsim Loan has been in default since April 2001. Thus far, Telsim has been uncooperative in restructuring the loan or in entering into a transaction with third-party investors to either sell or bring new equity into Telsim. In January 2002, the Company, together with Nokia, filed suit against the owners of Telsim in the United States Southern District of New York (the "Court") for injunctive relief and damages. The suit alleges 13 separate counts of wrongdoing, including four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly known as "RICO".

    In the first quarter of 2002, the Court issued orders: (i) freezing certain New York property of the Uzans (the family which controls Telsim), (ii) granting Motorola's request that the Uzan family be prohibited from transferring assets or taking any actions that might damage Motorola's interests or collateral, and (iii) granting Motorola's request that the Uzans deposit the Telsim stock fraudulently obtained to the registry of the Court. The order required the parties to comply no later than May 24, 2002.

    During the second quarter of 2002, the Court and the United States Court of Appeals for the Second Circuit each rejected the Uzans' requests to stay the Court's orders. Notwithstanding the Court's orders, the Uzans and certain entities within their control have continued to take efforts to damage our collateral interest, including attempts to create special classes of stock to further frustrate our ability to realize on our original loan collateral. Due to the Uzan family's failure to comply with the Court's order to turn over the fraudulently obtained stock by May 24, 2002, the Uzans are in contempt of court in the United States. The Court has also denied the defendants' motions to dismiss and trial is scheduled for February 10, 2003.

    The Company continues its recovery efforts, however, the Company currently believes that the settlement and litigation process will be very lengthy in light of the Uzans' decision to violate the Court's order. As a result, the Company fully reserved the remaining carrying value of the Telsim Loans in the second quarter of 2002.

    NII Holdings Loan: NII Holdings, Inc. ("NII") is a subsidiary of Nextel Communications, Inc. with international wireless operations and investments. At September 28, 2002 and December 31, 2001, the Company had total loans due from NII (the "NII Loans") of $365 million and $382 million, respectively, and allowances for losses relating to the NII Loans of $38 million and $34 million, respectively. In early February 2002, NII announced that it failed to make a scheduled interest payment on certain of its debt and further stated that it did not plan to make any future principal or interest payments on other loans, including the NII Loans. Based on NII's statement that future payments would not be made, the Company ceased accruing interest on the outstanding amounts of the NII Loans in January of 2002.

    In May 2002, NII filed for bankruptcy court protection. NII's Chapter 11 Reorganization Plan (the "Plan") was confirmed on October 28, 2002. Pursuant to the Plan, NII is required to pay Motorola in full over time all of the principal (approximately $332 million) and interest due under three of the NII loans. Under the Plan, Motorola will add to its pre-bankruptcy collateral position (which includes shares of certain operating and holding companies and equipment liens) security interests in all tangible assets of NII's operations in Mexico, Peru and Argentina. In addition, $56.7 million of the $332 million balance due will be repaid immediately in exchange for Motorola's commitment to relend a like amount under certain conditions.

    Motorola also participated in a Chase-led syndicated loan totaling $150 million to an Argentinean subsidiary of NII. As part of the Plan, Motorola will receive approximately $1.6 million of the $33.5 million remaining balance on the $50 million it loaned, sharing pro rata with the other banks in the $5 million cash recovery being paid on this loan. The Plan further provides that Motorola will receive .667% of the fully diluted shares of NII in settlement of this loan.

    NII is tentatively scheduled to emerge from bankruptcy on November 12, 2002. Based on confirmation of the Plan and the Company's security interests, the Company believes that it has adequately provided for additional losses, if any, relating to the NII Loans based on the information available to the Company at this time.

        Guarantees of Third-Party Debt:    In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing from banks and other sources to fund equipment purchases and working capital. The amount of loans from third parties for which Motorola has committed to provide financial guarantees totaled $108 million at September 28, 2002, as compared to $275 million at December 31, 2001 and $364 million at September 29, 2001. Customer borrowings outstanding under these guaranteed third-party loan arrangements were $108 million at September 28, 2002, as compared to $184 million at December 31, 2001 and $241 million at September 29, 2001. Since January 1, 2002, the Company has been required to make payments of $28 million in satisfaction of its guarantees of third-party debt.

        The $108 million of guarantees discussed above is principally comprised of guarantees for two customers in the amounts of $32 million and $25 million, with the remaining balance comprised of three customers with individual guarantees of less than $25 million. Management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called, was $48 million and $74 million at September 28, 2002 and December 31, 2001, respectively.

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

        Short-term receivables are sold on a non-recourse basis. The short-term program provides for up to $400 million of receivables to be outstanding at any time. A total of $219 million of receivables were sold through the short-term program during the third quarter of 2002. At September 28, 2002, there were approximately $239 million of short-term receivables outstanding under this program.

        The Company has sold a limited number of long-term receivables to a third party through MFC. In connection with the sale of long-term receivables, the Company retains obligations for the servicing, administering and collection of receivables sold. No such receivables have been sold under this program during 2002. At September 28, 2002 the total finance receivables outstanding under this program were

$74 million, compared to $166 million at December 31, 2001. The Company has provided an allowance for first loss of $20 million at September 28, 2002.

        The Company has no special purpose entities whose results are not fully consolidated in the Company's financial statements.

Next Level Communications, Inc.:

        At September 28, 2002, the Company had approximately an 85% controlling ownership interest in Next Level Communications, Inc. (Next Level), a publicly-traded subsidiary, which is consolidated in Motorola's financial statements. Effective in the fourth quarter of 2001, Motorola began to include in its consolidated results the minority interest share of Next Level's operating losses. As a result of Next Level's cumulative net deficit equity position, 100% of Next Level's financial results are consolidated in the Company's condensed consolidated financial statements. Intercompany financings in the form of debt and preferred stock, provided by Motorola to Next Level totaled $165 million at September 28, 2002, compared to $112 million at December 31, 2001.

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

        The Chase Manhattan Bank has filed four lawsuits against the Company with respect to Old Iridium's $800 million Senior Secured Credit Agreement. On June 9, 2000, Chase filed a complaint in the Supreme Court of the State of New York, New York County (which was subsequently removed to federal district court in New York), demanding that the Company provide a $300 million guarantee that was required under certain circumstances and subject to certain conditions. The Company asserted that the conditions had not been met and that Chase was not entitled to demand the guarantee. Following a bench trial, in early 2002, the court entered an order granting judgment to Chase and ordering the Company to pay Chase $300 million plus interest and attorneys' fees. In connection with this order, in April 2002, the Company made a $371 million payment to Chase. The Court's judgment is subject to appeal at the conclusion of other proceedings in the case. Motorola has filed a counterclaim in this action, seeking recovery of the $260 million advanced to Old Iridium by Chase in June 1999, which was guaranteed by Motorola and repaid to Chase by Motorola in November 1999. The counterclaim has not yet been set for trial.

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

        Finally, on October 1, 2001, Chase and 17 other lenders to Old Iridium (or their alleged successors) filed a complaint against Motorola in the Supreme Court of New York alleging that they were fraudulently induced by Motorola and Old Iridium to enter into the Senior Secured Credit Agreement discussed above. The plaintiffs seek recovery of the unpaid portion of the $800 million loan (which is in excess of $653 million), plus interest and expenses. Any principal amounts that Motorola or other parties are ordered to pay as a result of the lawsuits described above (with the exception of interest or attorneys' fees) would reduce the unpaid balance of that loan. Discovery in this lawsuit has just begun.

        A committee of unsecured creditors (the "Creditors Committee") of Old Iridium has, over objections by Motorola, been granted leave by the Bankruptcy Court to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of such proposed claims against Motorola. Motorola has appealed this order. On July 19, 2001, the Creditors Committee filed a complaint against Motorola in Bankruptcy Court on behalf of Old Iridium's debtors and estates, In re Iridium Operating LLC, et al. v. Motorola, seeking in excess of $4 billion in damages. Discovery in that case is underway.

        The Iridium India gateway investors (IITL) have filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law if IITL were successful in the suit, IITL could recover compensation of the alleged financial losses. In September 2002, IITL also filed a civil suit in India against Motorola and Iridium LLC alleging fraud and misrepresentation in inducing IITL to invest in Iridium LLC and to purchase and operate an Iridium gateway in India. IITL claims in excess of $200 Million in damages, plus interest.

        Creditors and other stakeholders in Old Iridium may seek to bring various other claims against Motorola. A number of purported class action and other lawsuits alleging securities law violations have been filed naming Old Iridium, certain current and former officers of Old Iridium, other entities and Motorola as defendants.

        Motorola had reserves related to the Iridium program of $175 million and $605 million at September 28, 2002 and December 31, 2001, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. The reduction in the reserve balance is comprised of $409 million in cash payments and $21 million of non-cash items. The cash payments are comprised of the $371 million funding guarantee payment made to the Chase Manhattan Bank and $38 million of payments that primarily relate to transition services obligations and the settlement of vendor termination claims. The non-cash items primarily relate to the reduction in vendor termination claims for claims settled at amounts less than originally estimated. In addition to the amounts disclosed above, Motorola received cash from certain vendors for the refund of previously-incurred Iridium costs. The reduction in vendor termination claims and the refund of previously-incurred costs, totaling $60 million, were taken into income in the current period.

        The reserve balance at September 28, 2002 of $175 million relates primarily to costs for the wind-down and transition of Motorola's operations to New Iridium and the disputes with Chase Manhattan Bank described above. The remaining reserves are expected to require future cash payments principally throughout 2002 and the first quarter of 2003.

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

Segment Information

        Orders, net sales, and GAAP operating results for the Company's major operations for the three months and nine months ended September 28, 2002 and September 29, 2001 are presented and discussed below.

        Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

Personal Communications Segment

        The Personal Communications segment (PCS) primarily designs, manufactures, sells and services wireless subscriber equipment, including wireless handsets, and personal two-way radios, with related software and accessory products. For the third quarter of 2002 and 2001, PCS net sales represented 41% and 36% of the Company's consolidated net sales, respectively. For the first nine months of 2002 and 2001, PCS net sales represented 39% and 33% of the Company's consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2002	September 29, 2001	% Change	September 28, 2002	September 29, 2001	% Change
Orders	$2,481	$2,961	(16)%	$7,566	$8,667	(13)%
Segment net sales	$2,631	$2,693	(2)%	$7,554	$7,461	1%
GAAP operating earnings (loss)	$241	$(233)	***	$209	$(1,706)	***

*** Percent change not meaningful

PCS—Three months ended September 28, 2002 compared to three months ended September 29, 2001

        In the third quarter of 2002, segment net sales decreased 2% to $2.6 billion, compared to $2.7 billion in the prior-year quarter, and orders declined 16% to $2.5 billion, compared to $3.0 billion in the prior-year quarter. Unit shipments were 17.0 million in the third quarter of 2002, up 8% from 15.8 million units in the prior-year quarter. Sales were up slightly compared to the prior-year quarter, excluding the results of the paging business that is being phased out. Market share for the segment was estimated to be 18% in the third quarter of 2002 and 17% in the third quarter of 2001.

        The segment's orders declined as management continues to proactively work with wireless service providers, distributors and suppliers to reduce historical levels of backlog through improvements in forecasting, supply-chain management and reduction of product complexity. These improvements are reducing the level of long lead-time orders and backlog.

        On a geographic basis, compared to the prior-year quarter, sales were up in the Americas, down in Asia and down significantly in Europe. Orders were up in the Americas, down in Europe and down significantly in Asia. By technology, Global System for Mobile Communications (GSM) sales were down, Code Division Multiple Access (CDMA) sales were down, Time Division Multiple Access (TDMA) sales were up very significantly and Integrated Digital Enhanced Network (iDEN) sales were up significantly compared to the prior-year quarter.

        GAAP operating earnings in the third quarter of 2002 were $241 million, compared to a GAAP operating loss of $233 million in the prior-year quarter. The increase in GAAP operating results was primarily related to improved gross margin as a percentage of sales and a decrease in reorganization of business and other charges.

        In the third quarter of 2002, the segment recorded a reduction of accruals no longer needed of $17 million, primarily attributed to redeployment of previously-impaired fixed assets as a result of the completion of several reorganization of business activities. In the third quarter of 2001, the segment recorded a $264 million charge related to a potentially uncollectible finance receivable from Telsim, and a $32 million charge for business exits and impairments of leasehold improvements.

PCS—Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

        For the first nine months of 2002, segment net sales increased 1% to $7.6 billion, compared to $7.5 billion for the first nine months of 2001, and orders declined 13% to $7.6 billion, compared to $8.7 billion in the comparable year-ago period. Unit shipments were 47.9 million for the first nine months of 2002, up 6% from 45.2 million units in the year-ago period. Market share for the segment was estimated to be 18% for the first nine months of 2002 and 16% for the first nine months of 2001. As mentioned above, the segment continues to work proactively with wireless service providers, distributors and suppliers to reduce the level of long lead-time orders and backlog.

        On a geographic basis, compared to the first nine months of 2001, sales were up in the Americas, flat in Europe and down in Asia. Orders were up in the Americas, down in Europe and down significantly in Asia. By technology, GSM sales were down, CDMA sales were up, TDMA sales were up significantly and iDEN sales were up compared to the first nine months of 2001.

        GAAP operating earnings in the first nine months of 2002 were $209 million, compared to a GAAP operating loss of $1.7 billion in the comparable year-ago period. The increase in GAAP operating results was primarily related to: (i) improved gross margin as a percentage of sales, (ii) an increase in sales, (iii) a decrease in SG&A and R&D costs, and (iv) a decrease in reorganization of business and other charges.

        For the first nine months of 2002, the segment recorded: (i) a $147 million charge, primarily related to fixed asset impairments for the shut down of an engineering and distribution center in Harvard, Illinois, (ii) a $125 million charge related to a potentially uncollectible finance receivable from Telsim, and (iii) a $54 million charge related to employee severance costs, primarily attributed to direct labor employees in the Harvard, Illinois facility, partially offset by a $17 million reduction of accruals no longer needed, primarily attributed to redeployment of previously-impaired fixed assets, as a result of the completion of several reorganization of business activities. For the first nine months of 2001, the segment recorded: (i) a $157 million charge for a fixed asset impairment and a $64 million charge for employee severance costs, both associated with the closure of a facility in Easter Inch, Scotland, (ii) a $409 million charge for product portfolio simplification write-offs, (iii) a $285 million charge related to a potentially uncollectible finance receivable from Telsim, (iv) a $117 million charge for segment-wide employee severance costs, and (v) a $67 million charge for exit costs for the facility in Harvard, Illinois.

PCS Outlook

        Total 2002 industry shipments are now anticipated to be 390 million units, compared to industry shipments of 375 million units in 2001. Total 2002 industry sell-through is anticipated to be 400 million units. This anticipated industry growth reflects an expected increase in demand from wireless service providers and reflects lower levels of channel inventory.

        Segment sales are expected to be higher in the fourth quarter and for the full year 2002 compared to the fourth quarter and the full year 2001. The expected increase reflects expected growth in the segment's industry and the segment's intention to continue increasing its market share with the introduction of new products. Higher sales from increased unit shipments are expected to be partially offset by lower average selling prices in 2002 than in 2001. However, the downward pressure on average selling prices in 2002 is expected to be lower than the long-term historical decline rate.

        Orders are expected to continue to decline in the fourth quarter despite expected sales increases as the segment continues its transition to a new business model that is expected to reduce historical levels of backlog. The segment expects positive GAAP operating earnings in the fourth quarter and for the full year 2002 as a result of both anticipated higher sales and an ongoing favorable impact from cost-reduction actions.

Semiconductor Products Segment

        The Semiconductor Products segment (SPS) designs, produces and sells embedded processors for customers serving the networking and computing, transportation and standard product, and wireless/broadband markets. For the third quarter of 2002 and 2001, SPS net sales represented 19% and 15% of the Company's consolidated net sales, respectively. For the first nine months of 2002 and 2001, SPS net sales represented 18% and 17% of the Company's consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2002	September 29, 2001	% Change	September 28, 2002	September 29, 2001	% Change
Orders	$1,258	$1,106	14%	$3,853	$3,243	19%
Segment net sales	$1,223	$1,080	13%	$3,532	$3,813	(7)%
GAAP operating earnings (loss)	$13	$(418)	***	$(1,533)	$(1,113)	(38)%

*** Percent change not meaningful

SPS—Three months ended September 28, 2002 compared to three months ended September 29, 2001

        In the third quarter of 2002, segment net sales increased 13% to $1.2 billion, compared to $1.1 billion in the prior-year quarter, and orders increased 14% to $1.3 billion, compared to $1.1 billion in the prior-year quarter.

        The semiconductor industry, which traditionally has had volatile sales cycles, had its worst decline in history in 2001. Based on currently-available semiconductor industry data, the semiconductor industry appears to be in its fourth quarter of a slow but continuing recovery. This recovery is attributed to consumer spending and the replenishment of customer inventories in the automotive, wireless subscriber and consumer markets. However, networking and wireline telecommunications remain weak. From a regional perspective, Asia-Pacific continued to lead the recovery as it attracts a greater percentage of the electronics equipment manufacturing base.

        On an end-market basis, orders were up in the Transportation and Standard Products, Networking and Computing Systems, and Wireless and Broadband Subscriber Systems groups. Sales were up in the Transportation and Standard Products and Networking and Computing Systems groups, and up significantly in the Wireless and Broadband Subscriber Systems group. On a geographic basis, orders were up in the Americas, and up significantly in Europe and Asia. Sales were up in the Americas and Europe and up significantly in Asia.

        The segment returned to positive operating earnings in the third quarter of 2002 and recorded GAAP operating earnings of $13 million, compared with a GAAP operating loss of $418 million in the prior-year quarter. The increase in GAAP operating results was primarily related to: (i) a decrease in reorganization of business and other charges, (ii) a decrease in depreciation costs, (iii) benefits from cost-reduction actions which focused on reducing the number of manufacturing locations, and (iv) lower SG&A costs, partially attributed to a $21 million increase in royalty income from intellectual property licensing. In the third quarter of 2001, the segment recorded: (i) a $66 million charge for segment-wide employee severance costs, (ii) a $30 million charge for asset impairments at an Arizona facility, and (iii) an $11 million charge for amortization of intangibles and goodwill.

        Capital expenditures in the segment decreased 50% to $62 million in the third quarter of 2002, compared to $125 million in the year-ago quarter. Both amounts represent significantly lower investment levels compared to 2000 and earlier capital expenditure rates.

SPS—Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

        For the first nine months of 2002, segment net sales decreased 7% to $3.5 billion, compared to $3.8 billion in the comparable year-ago period, and orders increased 19% to $3.9 billion, compared to $3.2 billion in the comparable year-ago period. On an end-market basis, orders were up in the Transportation and Standard Products and Networking and Computing Systems groups and up significantly in the Wireless and Broadband Subscriber Systems group. Sales were up in the Transportation and Standard Products group and down in Wireless and Broadband Subscriber Systems and Networking and Computing Systems groups. On a geographic basis, orders were up in the Americas and Europe and up significantly in Asia. Sales were down in the Americas and Europe and up in Asia.

        The GAAP operating loss for the first nine months of 2002 was $1.5 billion, compared with a GAAP operating loss of $1.1 billion in the comparable year-ago period. The decrease in GAAP operating results was primarily related to fixed asset impairment charges, partially offset by: (i) a decrease in depreciation costs, (ii) benefits from cost-reduction actions which focused on reducing the number of manufacturing locations, (iii) lower SG&A costs, partially attributed to a $17 million increase in royalty income from intellectual property licensing, and (iv) lower R&D expenditures.

        For the first nine months of 2002, the segment recorded charges of $1.1 billion of asset impairments related to facilities in Arizona, China, and Scotland, and $80 million for repayments of incentives. For the first nine months of 2001, the segment recorded a $354 million charge for restructuring activities.

        In the second quarter of 2002, Motorola announced major initiatives that are part of the second phase of its implementation of a new "asset-light" semiconductor business model. The business model is aimed at achieving substantial improvements in the future profitability and cash flow performance of this segment by: (i) improving asset efficiency, (ii) maximizing the return on research and development, and (iii) reducing the segment's historical ratio of capital expenditures to sales by half, from approximately 20 percent to approximately 10 percent. Capital expenditures in the segment decreased 71% to $132 million, or 3.7% of segment net sales, for the first nine months of 2002 compared to $452 million, or 11.8% of segment net sales, in the comparable year-ago period. Both amounts represent significantly lower investment levels compared to 2000 and earlier capital expenditure rates.

SPS Outlook

        The segment's capital expenditures are expected to be approximately $250 million for the full year 2002, compared to $613 million for the full year 2001. Based upon the Company's current estimate of the semiconductor industry's sales growth in 2003, the Company does not anticipate a need for an increase in SPS manufacturing capacity. Since 2000, SPS has reduced the number of wafer fabrication facilities from 18 to 11 and has announced planned closures that will reduce the number of wafer fabrication facilities to eight by early 2003.

        The segment is committed to outsourcing as a strategic component of its long-range business plan. In furtherance of its strategy, in June 2002, the segment signed an agreement with Taiwan Semiconductor Manufacturing Corporation to gain access to external capacity as business conditions warrant. However, the segment will strive to optimize the balance between more fully utilizing its remaining fabrication facilities and using external capacities to provide the most cost-effective solutions.

        Although a modest quarterly sequential sales recovery has begun, full year 2002 sales are expected to be lower than full year 2001 sales. Despite the favorable impact of cost-reduction actions, the new "asset-light" semiconductor business model, and GAAP operating earnings in the third quarter of 2002, the segment expects to incur an operating loss for the full year 2002 on a GAAP basis.

Global Telecom Solutions Segment

        The Global Telecom Solutions segment (GTSS) primarily designs, manufactures, sells, installs, and services wireless infrastructure communication systems, including hardware and software. For the third quarter of 2002 and 2001, GTSS net sales represented 16% and 24% of the Company's consolidated net sales, respectively. For the first nine months of 2002 and 2001, GTSS net sales represented 17% and 23% of the Company's consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2002	September 29, 2001	% Change	September 28, 2002	September 29, 2001	% Change
Orders	$880	$1,567	(44)%	$3,222	$5,112	(37)%
Segment net sales	$1,014	$1,759	(42)%	$3,320	$5,077	(35)%
GAAP operating loss	$(22)	$(996)	98%	$(599)	$(1,075)	44%

GTSS—Three months ended September 28, 2002 compared to three months ended September 29, 2001

        In the third quarter of 2002, segment net sales decreased 42% to $1.0 billion, compared to $1.8 billion in the prior-year quarter, and orders decreased 44% to $880 million, compared to $1.6 billion in the prior-year quarter. The decline in sales and orders is primarily the result of continued lower capital expenditures by wireless service providers in all regions of the world. Orders were down in the Americas, down significantly in Europe and down very significantly in Asia. Sales were down significantly in all regions.

        The segment incurred a GAAP operating loss of $22 million, compared to a GAAP operating loss of $996 million in the prior-year quarter. The decrease in the GAAP operating loss was primarily related to: (i) a decrease in reorganization of business and other charges, (ii) a decrease in SG&A and R&D costs, and (iii) an increase in gross margin as a percentage of sales, partially offset by a significant decrease in sales.

        In the third quarter of 2002, the segment recorded a $25 million charge for direct and indirect employee severance costs in facilities in Japan and various countries in Europe. In the third quarter of 2001, the segment recorded a $991 million charge for a potentially uncollectible finance receivable from Telsim, and a $29 million charge for employee severance costs.

GTSS—Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

        For the first nine months of 2002, segment net sales decreased 35% to $3.3 billion, compared to $5.1 billion in the comparable year-ago period, and orders decreased 37% to $3.2 billion, compared to $5.1 billion in the comparable year-ago period. The decline in sales and orders is primarily the result of continued lower capital expenditures by wireless service providers in all regions of the world. Orders and sales were down significantly in all regions.

        The segment incurred a GAAP operating loss of $599 million, compared to a GAAP operating loss of $1.1 billion in the comparable year-ago period. The decrease in the GAAP operating loss was primarily related to: (i) a decrease in reorganization of business and other charges, (ii) a decrease in SG&A and R&D costs, and (iii) an increase in gross margin as a percentage of sales, partially offset by a significant decrease in sales.

        For the first nine months of 2002, the segment recorded: (i) a $401 million charge for a potentially uncollectible finance receivable from Telsim, (ii) a $101 million net charge for segment-wide employee severance costs, and (iii) a $55 million charge for exit costs related to a lease cancellation.

        For the first nine months of 2001, the segment recorded: (i) a $1.1 billion charge for a potentially uncollectible finance receivable from Telsim, (ii) an $87 million charge for segment-wide employee severance costs, (iii) a $36 million charge for exit costs, and (iv) a $17 million charge for fixed asset impairments.

GTSS Outlook

        The Company anticipates that industry-wide sales of infrastructure equipment in 2002 will decrease by approximately 18% compared to 2001 due to lower anticipated capital expenditures by wireless service providers. The segment's decrease in sales has been much higher than the overall decrease in the infrastructure equipment industry due to lower spending by the segment's specific customers. For the full year 2002, the segment expects its net sales to be significantly lower than in the full year 2001. However, the GAAP operating loss is expected to be lower for the full year 2002 than for the full year 2001 due to the favorable impact of cost-reduction actions and lower charges associated with potentially uncollectible finance receivables from Telsim in 2002 than in 2001.

Commercial, Government and Industrial Solutions Segment

        The Commercial, Government and Industrial Solutions segment (CGISS) primarily designs, manufactures, sells, installs, and services analog and digital two-way radio voice and data products and systems to a wide range of governmental and industrial customers worldwide. In addition, CGISS participates in the emerging market of integrated communication and information solutions for public-safety and enterprise customers. For the third quarter of 2002 and 2001, CGISS net sales represented 14% of the Company's consolidated net sales. For the first nine months of 2002 and 2001, CGISS net sales represented 13% and 14% of the Company's consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2002	September 29, 2001	% Change	September 28, 2002	September 29, 2001	% Change
Orders	$987	$997	(1)%	$2,708	$3,323	(19)%
Segment net sales	$874	$1,027	(15)%	$2,559	$3,108	(18)%
GAAP operating earnings	$50	$16	***	$124	$26	***

*** Percent change not meaningful

        During 2001, the Company sold its Integrated Information Systems Group (IISG), the Company's defense and government electronics business. Orders, sales and GAAP operating earnings for IISG for the third quarter of 2001 were approximately $99 million, $141 million and $14 million, respectively. Orders, sales and GAAP operating earnings for IISG for the first nine months of 2001 were approximately $494 million, $456 million and $45 million, respectively.

CGISS—Three months ended September 28, 2002 compared to three months ended September 29, 2001

        In the third quarter of 2002, segment net sales decreased 15% to $874 million, compared to $1.0 billion in the prior-year quarter, and orders decreased 1% to $987 million, compared to $997 million in the prior-year quarter. This decrease in sales and orders is largely due to the sale of the

IISG during 2001. Excluding IISG, net sales decreased 1% from $886 million and orders increased 10% from $898 million in the prior-year quarter. Orders were down in Europe and Asia and up in the Americas. Sales were down in the Americas and Asia and up in Europe. The majority of IISG sales and orders were in the Americas. Excluding the impact of IISG, sales remain down and orders remain up in the Americas.

        GAAP operating earnings increased to $50 million, compared to GAAP operating earnings of $16 million in the prior-year quarter. The increase in GAAP operating earnings was primarily related to: (i) a decrease in reorganization of business and other charges, (ii) an increase in gross margin as a percentage of sales, and (iii) a decrease in SG&A and R&D costs, partially offset by the loss of sales and operating earnings from the IISG business exited in 2001. Excluding IISG, GAAP operating earnings were $2 million in the third quarter of 2001.

        In the third quarter of 2002, the segment recorded a $27 million charge for employee severance costs primarily related to a facility in Germany. In the third quarter of 2001, the segment recorded a $40 million charge primarily related to potentially uncollectible finance receivables, an $11 million charge for the amortization of intangibles and goodwill, and a $5 million charge for employee severance costs.

CGISS—Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

        For the first nine months of 2002, segment net sales decreased 18% to $2.6 billion, compared to $3.1 billion in the comparable year-ago period and orders decreased 19% to $2.7 billion, compared to $3.3 billion in the comparable year-ago period. These decreases are primarily due to the sale of IISG during 2001 and also reflect reduced capital spending by customers for constructing, rebuilding or upgrading their communications systems. Excluding IISG, net sales decreased 4% from $2.7 billion and orders also decreased 4% from $2.8 billion for the first nine months of 2002. Orders were down in all regions, and sales were up in Europe and down in the Americas and Asia. The majority of IISG sales and orders were in the Americas. Excluding the impact of IISG, sales remain down and orders were up in the Americas.

        GAAP operating earnings increased to $124 million, compared to operating earnings of $26 million in the prior-year period. The increase in GAAP operating earnings was primarily related to: (i) a decrease in reorganization of business and other charges, (ii) an increase in gross margin as a percentage of sales, and (iii) a decrease in SG&A and R&D costs, offset by the loss of sales and operating earnings from the IISG business exited in 2001. Excluding IISG, the GAAP operating loss was $19 million for the first nine months of 2001.

        For the first nine months of 2002, the segment recorded a $69 million charge for segment-wide employee separation costs. For the first nine months of 2001, the segment recorded: (i) a $57 million charge for segment-wide employee separation costs, (ii) a $40 million charge primarily related to potentially uncollectible finance receivables, (iii) a $34 million charge for amortization of goodwill and intangible assets, and (iv) a $22 million charge for product portfolio simplification write-offs.

CGISS Outlook

        The segment continues to be impacted by the slowdown in state and local government spending as well as procurement delays caused by customer uncertainty over potential funding related to Homeland Security. As a result, the segment anticipates worldwide two-way radio sales will be lower in 2002 than in 2001. However, compared to the full year 2001, the segment expects full year 2002 GAAP operating earnings to increase, largely as a result of decreased reorganization of business and other charges, and a reduction in operating expenses resulting from these cost-reduction actions.

Broadband Communications Segment

        The Broadband Communications segment (BCS) designs, manufactures and sells: (i) digital systems and set-top terminals for broadband cable and satellite television networks, (ii) high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP)-based telephony products, (iii) hybrid fiber/coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems for programmers, (v) direct-to-home (DTH) satellite networks and private networks for business communications, and (vi) digital broadcast products for the cable and broadcast industries. For the third quarter of 2002 and 2001, BCS net sales represented 8% and 9% of the Company's consolidated net sales, respectively. For the first nine months of 2002 and 2001, BCS net sales represented 8% and 10% of the Company's consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2002	September 29, 2001	% Change	September 28, 2002	September 29, 2001	% Change
Orders	$385	$647	(40)%	$1,342	$2,312	(42)%
Segment net sales	$519	$637	(19)%	$1,598	$2,275	(30)%
GAAP operating earnings (loss)	$66	$46	43%	$(183)	$202	***

*** Percent change not meaningful

BCS—Three months ended September 28, 2002 compared to three months ended September 29, 2001

        In the third quarter of 2002, segment net sales declined 19% to $519 million, compared to $637 million in the prior-year quarter, and orders declined 40% to $385 million, compared to $647 million in the prior-year quarter. These changes are a result of the continuing decline by cable operators in their purchases of subscriber equipment and reductions in cable modem selling prices. In addition, the reduction in orders reflects a shorter cycle time required for meeting customer fulfillment.

        GAAP operating earnings increased to $66 million, compared to GAAP operating earnings of $46 million in the prior-year quarter. The increase in GAAP operating earnings was primarily related to: (i) a decrease in reorganization of business and other charges, (ii) product cost-reductions, including supply-chain savings, (iii) a decrease in R&D costs, and (iv) overhead reductions realized from actions taken during the prior twelve months, partially offset by the decline in sales.

        In the third quarter of 2001, the segment recorded a $33 million litigation settlement charge and a $13 million charge for segment-wide employee separation costs.

BCS—Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

        For the first nine months of 2002, segment net sales declined 30% to $1.6 billion, compared to $2.3 billion in the comparable year-ago period, and orders declined 42% to $1.3 billion, compared to $2.3 billion in the comparable year-ago period. The decline in sales and orders resulted from reduced purchases of subscriber equipment by cable service providers and reductions in cable modem selling prices. In addition, the reduction in orders reflects a shorter cycle time required for customer fulfillment.

        The segment incurred a GAAP operating loss of $183 million, compared to GAAP operating earnings of $202 million in the comparable year-ago period. The decline in GAAP operating results was primarily related to: (i) a $325 million charge for an intangible asset impairment, (ii) the significant decline in sales, and (iii) an increase in warranty expenditures, partially offset by: (i) product cost-reductions, including supply-chain savings, (ii) a decrease in R&D costs and SG&A costs, and (iii) a decrease in other overhead costs resulting from the Company's reorganization of businesses and cost-containment actions taken during the last twelve months. The increase in warranty expenditures is due to a product recall. The segment believes that all potential charges relating to the recall have been adequately reserved for.

        For the first nine months of 2002, the segment recorded: (i) a $325 million charge for an intangible asset impairment of an intellectual property license, (ii) a $23 million charge for segment-wide employee separation costs, and (iii) an $11 million charge for in-process research and development related to the acquisition of Synchronous, Inc., partially offset by the recognition of pension curtailment income related to the General Instrument pension plan. For the first nine months of 2001, the segment recorded: (i) a $51 million charge for product portfolio simplification write-offs, (ii) $33 million litigation settlement charge, and (iii) a $27 million charge for segment-wide employee separation costs.

BCS Outlook

        Segment sales for the full year 2002 are expected to decline significantly compared to full year 2001 sales due to anticipated lower customer capital spending and reduced modem sale prices. The segment expects an operating loss on a full-year 2002 GAAP basis, due primarily to a $325 million intangible asset impairment charge recorded in the second quarter of 2002.

Integrated Electronic Systems Segment

        The Integrated Electronic Systems segment (IESS) designs, manufactures and sells automotive and industrial electronics systems and solutions, portable energy storage products and systems, and multi-function embedded board and computer system products. For the third quarter of 2002 and 2001, IESS net sales represented 9% and 7% of the Company's consolidated net sales, respectively. For the first nine months of 2002 and 2001, IESS net sales represented 8% of the Company's consolidated net sales.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2002	September 29, 2001	% Change	September 28, 2002	September 29, 2001	% Change
Orders	$562	$545	3%	$1,694	$1,612	5%
Segment net sales	$544	$513	6%	$1,619	$1,699	(5)%
GAAP operating earnings (loss)	$28	$(46)	***	$26	$(72)	***

*** Percent change not meaningful

IESS—Three months ended September 28, 2002 compared to three months ended September 29, 2001

        In the third quarter of 2002, segment net sales increased 6% to $544 million, compared to $513 million in the prior-year quarter, and orders increased 3% to $562 million, compared to $545 million in the prior-year quarter. There are three primary business groups within the IESS segment: (i) the Automotive Communications and Electronic Systems Group (ACES), (ii) the Motorola Computer Group (MCG), and (iii) the Energy Systems Group (ESG). Comparing the third quarter of 2002 to the third quarter of 2001, ACES sales and orders were up, MCG sales and orders were down significantly, due to the continuing downturn in the telecommunications equipment industry, and ESG sales and orders were down.

        The segment reported GAAP operating earnings of $28 million in the third quarter of 2002, compared to a GAAP operating loss of $46 million in prior-year quarter. The increase in GAAP operating results was primarily related to: (i) improved sales in the ACES business group, (ii) benefits from cost-reduction activities, and (iii) a decrease in reorganization of business and other charges.

        In the third quarter of 2001, the segment recorded a $21 million charge for in-process research and development charges relating to the Blue Wave Systems, Inc. acquisition, and a $15 million charge for segment-wide employee separation costs.

IESS—Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

        For the first nine months of 2002, segment net sales decreased 5% to $1.6 billion, compared to $1.7 billion in the comparable year-ago period, and orders increased 5% to $1.7 billion, compared to $1.6 billion in the comparable year-ago period. Comparing the first nine months of 2002 to the first nine months of 2001, ACES sales and orders were up, MCG sales and orders were down significantly due to the continuing downturn in the telecommunications equipment industry, and ESG sales and orders were down.

        The segment reported GAAP operating earnings of $26 million for the first nine months of 2002, compared to a GAAP operating loss of $72 million in the comparable year-ago period. The increase in GAAP operating results was primarily related to benefits from cost-reduction activities and a decrease in reorganization of business and other charges, which offset the impact of declining sales.

        For the first nine months of 2002, the segment recorded: (i) a $22 million charge for various fixed asset impairments, (ii) a $20 million charge for segment-wide employee separation costs, and (iii) a $20 million charge for exit costs. For the first nine months of 2001, the segment recorded: (i) a $53 million charge for segment-wide employee separation costs, (ii) a $21 million charge for in-process research and development charges relating to the Blue Wave Systems, Inc. acquisition, and (iii) an $11 million charge for various fixed asset impairments.

IESS Outlook

        Segment sales for the full year 2002 are expected to be lower than full year 2001 sales, primarily due to an expected significant decline in MCG sales. MCG's products are largely sold to the telecommunications equipment industry, which continues to be adversely affected by declining capital expenditures by telecommunications service providers. Despite lower anticipated sales, the segment expects positive operating earnings on a full-year 2002 GAAP basis, primarily due to a favorable impact from the segment's reorganization of businesses programs and improved gross margins.

Other

        Other is comprised of the Other Products segment and general corporate items. The Other Products segment includes: (i) Next Level Communications, Inc., a publicly-traded subsidiary in which the Company has a controlling interest, (ii) various corporate programs representing developmental businesses and research and development projects, and (iii) the Company's holdings in cellular operating companies outside the U.S.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 28, 2002	September 29, 2001	% Change	September 28, 2002	September 29, 2001	% Change
Segment net sales	$120	$140	(14)%	$356	$633	(44)%
GAAP operating loss	$(49)	$(215)	77%	$(315)	$(608)	48%

        During 2001, the Company sold its Multiservice Networks Division (MND), a provider of end-to-end managed network solutions. Sales and the GAAP operating loss for MND for the third quarter of 2001 were approximately $21 million and $5 million, respectively. Sales and the GAAP operating loss for MND for the first nine months of 2001 were approximately $97 million and $16 million, respectively.

Other—Three months ended September 28, 2002 compared to three months ended September 29, 2001

        Other Products net sales in the third quarter of 2002 declined 14% to $120 million, compared to $140 million in the prior-year quarter. The decrease in sales is due primarily to the sale of MND in 2001. Excluding MND, net sales increased 1% from $119 million in the prior-year quarter.

        The segment incurred a GAAP operating loss of $49 million in the third quarter of 2002, compared to a GAAP operating loss of $215 million in the prior-year quarter. The decrease in the GAAP operating loss was primarily related to a decrease in reorganization of business and other charges and the benefits from cost-reduction activities. Excluding MND, the GAAP operating loss was $210 million in the third quarter of 2001.

        In the third quarter of 2002, the segment recorded: (i) income consisting of $60 million for Iridium vendor termination settlements and the related reduction of accruals no longer needed, and (ii) income of $24 million for the reduction of accruals no longer needed due to the settlement of certain environmental claims.

Other—Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

        Other Products net sales for the first nine months of 2002 declined 44% to $356 million, compared to $633 million in the prior-year period. Excluding MND, net sales decreased 34% from $536 million for the first nine months of 2002.

        The segment incurred a GAAP operating loss of $315 million for the first nine months of 2002, compared to a GAAP operating loss of $608 million in the comparable year-ago period. The decrease in the GAAP operating loss was primarily related to a decrease in reorganization of business and other charges, and the benefits from cost-reduction activities.

        For the first nine months of 2002, the segment recorded: (i) a $31 million charge for various fixed asset impairments, (ii) a $25 million charge for segment-wide employee separation costs, (iii) a $16 million charge for exit costs, (iv) income of $60 million for Iridium vendor termination settlements and the related reduction of accruals no longer needed, and (v) income of $24 million for the reduction of accruals no longer needed due to the settlement of certain environmental claims. For the first nine months of 2001, the segment recorded: (i) a $75 million charge for segment-wide employee separation costs, (ii) a $70 million charge for segment-wide exit costs, and (iii) a $72 million charge for a goodwill impairment related to the Internet Software and Content Group.

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

  •
  Valuation of investments and long-lived assets
  •
  Allowance for losses on finance receivables
  •
  Retirement related benefits
  •
  Long-term contract accounting
  •
  Deferred tax asset valuation
  •
  Inventory valuation reserves

        For the first nine months of 2002, there has been no change in the above critical accounting policies. With the exception of valuation of investments, long-lived assets, valuation of allowance for losses on finance receivables and further assumption changes contemplated with respect to the retirement related benefits, there has been no significant change in the underlying accounting assumptions and estimates used in the above critical accounting policies.

Valuation of Investments and Long-Lived Assets

        The Company assesses the impairment of investments and long-lived assets, which includes identifiable intangible assets, goodwill and plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following: underperformance relative to expected historical or projected future operating results; changes in the manner of use of the assets or the strategy for our overall business; negative industry or economic trends; declines in stock price of an investment for a sustained period; and our market capitalization relative to net book value.

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

        At September 28, 2002 and December 31, 2001, the net book values of these assets were as follows (in millions):

	September 28, 2002	December 31, 2001
Property, plant and equipment	$6,391	$8,913
Investments	1,545	2,954
Intangible assets	238	555
Goodwill	1,400	1,184

Total	$9,574	$13,606

        For the nine months ended 2002, the Company recorded fixed asset impairment charges of $1.4 billion primarily relating to three manufacturing facilities in the Semiconductor Products segment.

        As a result of the downturn of the worldwide economic environment and capital markets, the Company recorded impairment charges related to its investment portfolio of $1.2 billion for the first nine months of 2002. These investments primarily represented investments in cable operating companies and in Nextel Communications, Inc. Additionally, the available-for-sale securities portfolio reflected a net pre-tax unrealized gain position of $429 million at September 28, 2002, compared to a net pre-tax unrealized gain position of $556 million at December 31, 2001.

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

        For the first nine months of 2002, the Company recorded an intangible asset impairment charge of $325 million relating to an acquired license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically, the Company has amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to an anticipated drop in the number of new subscribers utilizing the services provided under the license, caused primarily by the expected consolidations of cable operators, specifically the combination of AT&T Broadband Corporation with Comcast Corporation.

Allowance for Losses on Finance Receivables

        The allowance for losses on finance receivables was $2.3 billion and $1.6 billion as of September 28, 2002 and December 31, 2001, respectively. During the second quarter of 2002, the Company recorded a $526 million charge relating to one customer, Telsim, in Turkey (the "Telsim Loan"). As of September 28, 2002, gross receivables from Telsim were $2.0 billion and have been fully reserved.

        In January 2002, the Company together with Nokia filed suit against the owners of Telsim for injunctive relief and damages. The suit alleges 13 separate counts of wrongdoing, including four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly know as "RICO". In the second quarter of 2002, the United States District Court for the Southern District of New York (the "Court"), the court that has the RICO case, issued orders: (i) freezing certain New York property of the Uzan family (the family which controls Telsim), (ii) granting Motorola's request that the Uzan family be prohibited from transferring assets or taking any actions that might damage Motorola's interests or collateral, and (iii) granting Motorola's request that the Uzans deposit the Telsim stock fraudulently obtained to the registry of the Court. The order required the parties to comply no later than May 24, 2002. Due to the Uzans' failure to comply with this order, the Uzans are in contempt of court in the United States. The Court has also denied the defendant's motion to dismiss. Trial is scheduled for February 10, 2003. The Company continues its recovery efforts, however, the Company currently believes that the settlement and litigation process will be very lengthy in light of the Uzans' decision to violate the court's order. As a result, the Company fully reserved the carrying value of the Telsim loans in the second quarter of 2002.

Retirement Related Benefits

        The Company accounts for its pension benefits and its postretirement healthcare benefits using actuarial models required by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", respectively. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of "events" are plan amendments and changes in actuarial assumptions such as discount rate, expected long-term rate of return on plan assets, and rate of compensation increases. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, the income statement effects of pension benefits or postretirement healthcare benefits are earned in, and should be expensed in the same pattern.

        There are various assumptions used in calculating the net periodic benefit expense and related benefit obligations. One of these assumptions is the expected long-term rate of return on plan assets. The required use of expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and therefore result in a pattern of income and expense recognition that more closely matches the pattern of the services provided by the employees. Differences between actual and expected returns are recognized in the net periodic pension calculation over five years.

        The Company uses long-term historical actual return experience with consideration to the expected investment mix of the plans' assets, and future estimates of long-term investment returns to develop its expected rate of return assumption used in the net periodic pension calculation.

        A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement healthcare benefits accounting reflects at December 31 of each year the prevailing market rates for high-quality fixed-income debt instruments that, if the pension benefit obligation was settled at the measurement date would provide the necessary future cash flows to pay the benefit obligation when due.

        A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. For the retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates.

        Three years of negative financial market returns have resulted in a decline in the fair-market value of Plan assets. This, when combined with declining discount rate assumptions in the last several years, has resulted in a decline in the Plan's funded status. As a result, it is anticipated that at December 31, 2002, the Company's accumulated benefit obligation will exceed the fair-market value of Plan assets. As required by SFAS No. 87, this is expected to result in a non-cash, after-tax, charge to equity of approximately $500 million relating to the regular U.S. pension plan in the fourth quarter of 2002. This charge, included in Non-Owner Changes to Equity in the condensed consolidated balance sheets, will not impact the Company's pension expense, earnings or cash contribution requirements. The actual amount of this adjustment will be determined at the December 31, 2002 measurement date. The Company currently estimates that 2003 regular U.S. pension expense will be approximately $125 million, as compared to an estimated expense of approximately $85 million for 2002 and an actual expense of $129 million for 2001. In 2002, regular U.S. pension expense is expected to decrease compared to 2001 as a result of the decline in the number of active participants, as well as the impact of Plan design changes. No cash contribution to the regular U.S. pension plan is required in 2002, however, the Company expects to make a cash contribution of $150 to $200 million to this plan during 2003. The Company does not yet have sufficient data to estimate the projected year-end funded status of non- U.S. pension plans, however, the Company does not expect the funded status of these plans to have a meaningful impact on its financial results.

        The impact on the future financial results of the Company in relation to retirement-related benefits is dependent on economic conditions, employee demographics and investment performance. The Company's measurement date of its plan assets and obligations is December 31. Thus, during the fourth quarter of each year, management reviews the assumptions associated with its benefit plans.

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

New Statement Lines and Minor Reclassifications

        As described in a Form 8-K filed on April 9, 2002 (the "Original 8-K"), beginning in the first quarter of 2002, Motorola added new statement lines in its consolidated statements of operations to align more closely with the financial statement presentation of other technology companies. As a result, and as reflected in the Original Form 8-K, the presentation format of historical financial information for 2000 and 2001 was changed so that the format was comparable to the presentation format adopted in 2002. This change in presentation format did not change the Company's results of operations as historically reported. In addition, to ensure consistent reporting of the reclassifications, the condensed consolidated statements of operations contained in this 10-Q reflect a minor reclassification of certain 2002 amounts previously reported in the Company's April 16, 2002 earnings press release. This reclassification has no impact on the Company's 2002 earnings. No other financial statements have been impacted.

        The Company has recently discovered that, in connection with the change in presentation format reflected in the Original 8-K, certain 2001 depreciation expenses and software costs were misallocated to Costs of Sales rather than Selling, general and administrative expenses. On October 15, 2002, a Form 8-K/A was filed to reflect the appropriate allocation of these costs and to provide reclassified consolidated statements of operations for 2001 that conform to the presentation format adopted in 2002. This reclassification only impacts the 2001 financial statements that were included in the Original 8-K, and does not impact 2001 financial statements that reflected the pre-2002 presentation format. Consistent with the Original 8-K, the reclassifications reflected in the Form 8-K/A, filed in October 2002, do not change the Company's results of operations as historically reported.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

        The Company's strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units' assessment of risk. Almost all of the Company's non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions and some forecasted transactions. The Company expects that it may hedge investments in foreign subsidiaries in the future. A portion of the Company's exposure is from currencies that are not traded in liquid markets, such as those in Latin America, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

        At September 28, 2002 and September 29, 2001, the Company had net outstanding foreign exchange contracts totaling $2.1 billion and $3.0 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of September 28, 2002 and September 29, 2001:

Buy (Sell)	September 28, 2002	September 29, 2001
Chinese Renminbi	(550)	(650)
Japanese Yen	(270)	(263)
Canadian Dollar	242	(154)
Brazilian Real	(238)	(162)
British Pound	(232)	(492)

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

Interest Rates

        At September 28, 2002, the Company's short-term debt consisted primarily of $496 million of commercial paper, priced at short-term interest rates. The Company has $8.3 billion of long-term debt, including current maturities, which is primarily priced at long-term, fixed interest rates. To change the characteristics of a portion of these interest rate payments, the Company has entered into a number of interest rate swaps.

        In March 2002, the Company entered into interest rate swaps to change the characteristics of interest rate payments on its $1.4 billion 6.75% debentures due 2006 and its $300 million 7.60% notes due 2007 from fixed-rate payments to short-term LIBOR based variable rate payments to manage fixed and floating rates in its debt portfolio. In June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on its $500 million 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR based variable rate payments in order to match the funding with its underlying assets. The short-term LIBOR based variable payments on the interest rate swaps was 3.1% for the three months ended September 28, 2002. The fair value of the interest rate swaps as of September 28, 2002 was approximately $174 million. Except for these interest rate swaps, at September 28, 2002, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments.

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

Item 4.    Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer have concluded, based on their evaluation within 90 days before the filing date of this quarterly report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        (b)    Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously-mentioned evaluation.

Business Risks

        Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included under the headings "Earnings Outlook for 2002" and "Outlook" for each of the Company's segments and statements about: (i) future financial performance by the Company or any of its segments, including sales, orders and profitability, (ii) charges that may occur in the future, (iii) costs of sales and gross margin for the Company or any of its segments, (iv) selling, general and administrative expenditures, (v) research and development expenditures, (vi) net interest expense, (vii) future charges, payments, use of accruals and cost savings in connection with reorganization of businesses programs, (viii) effective tax rates, (ix) the Company's ability and cost to repatriate additional funds, (x) capital expenditures by the Company or any of its segments, (xi) net accounts receivable and weeks receivable levels, (xii) inventory levels and inventory turns, (xiii) level of commercial paper borrowings, (xiv) the Company's ability to access the capital markets, (xv) the impact on the Company from a change in credit ratings, (xvi) the Company's implementation of a new receivables program, (xvii) the outcome of ongoing and future proceedings relating to Iridium, (xviii) the adequacy of reserves relating to long-term finance receivables and other contingencies, including, without limitation, those relating to Telsim and Nextel International, (xix) the outcome of pending litigation, (xx) the ability of Next Level to repay obligations owing to the Company, (xxi) industry shipments of wireless handsets, (xxii) average selling prices for wireless handsets, (xxiii) expected market share for the Company or any of its segments, (xxiv) the impact of the semiconductor product segment's "asset light" business model, (xxv) industry-wide sales of wireless infrastructure equipment, (xxvi) worldwide industry sales of two-way radios, (xxvii) the impact of acquisitions or divestitures, (xxviii) future capital spending by telecommunications service providers, (xxix) planned closures of manufacturing facilities, (xxx) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (xxxi) future hedging activity by the Company, (xxxii) the ability of counterparties to financial instruments to perform their obligations, (xxxiii) future contributions by the Company to its pension plan, and (xxxiv) the impact of recent accounting pronouncements on the Company.

        The Company wishes to caution the reader that the factors below and those on pages F-35 through F-40 of the appendix to the Company's Proxy Statement for its 2002 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) the rate of recovery in the overall economy and the uncertainty of current economic and political conditions, (ii) the Company's ability to effectively carry out the planned cost-reduction actions and realize the savings expected from those actions, (iii) the potential for unanticipated results from cost-reduction activities on the Company's performance, including productivity and the retention of key employees, (iv) the lack of predictability of future operating results, (v) the impact of ongoing interest rate reduction, tax relief and liquidity infusion efforts to stimulate the economy; (vi) the impact on our business from increased conflict with Iraq or other countries; (vii) the Company's continuing ability to access the capital markets on favorable terms, (viii) the general economic outlook for the telecommunications, semiconductor and broadband industries, (ix) demand for the Company's products, including products related to new technologies, (x) the Company's ability to continue to increase profitability and market share in its wireless handset business, (xi) the Company's success in the 3G market, (xii) the demand for vendor financing and the Company's ability to provide that financing in order to remain competitive, (xiii) the creditworthiness of the Company's customers, especially purchasers of large infrastructure systems, (xiv) changing developments relating to the Company's outstanding loans to Telsim, Nextel International and Next Level; (xv) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including any relating to the Iridium project, (xvi) the levels at which design wins become actual orders and sales, (xvii) the success of alliances and agreements with other companies to develop new products, technologies and services, (xviii) volatility in the market value of securities held by the Company, (xix) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits, (xx) the impact of foreign currency fluctuations, (xxi) changes regarding the actual or assumed performance of the Company's pension plan; and (xxii) the impact of changes in governmental policies, laws or regulations.

MOTOROLA and the Stylized M Logo are registered in the U.S. Patent and Trademark Office. All other trademarks indicated as such herein are the property of their respective owners.

Iridium® is a registered trademark and service mark of Iridium LLC.

SM "Puttable Reset Securities PURS" is a service mark of Goldman, Sachs & Co.

© Motorola, Inc. 2002

Part II—Other Information

Item 1—Legal Proceedings.

Personal Injury Cases

        Motorola has been a defendant in several cases arising out of its manufacture and sale of portable cellular phones. On September 30, 2002, in Newman, et al. v. Motorola, Inc., et al., a case alleging that the use of a cellular phone caused a malignant brain tumor, the district court ruled that plaintiff's expert testimony did not meet the standards of admissibility in the federal courts. Given the absence of causation evidence, the court on October 31, 2002, entered summary judgment for Motorola.

        On September 26, 2002, in Kane, et al. v. Motorola, Inc. et al., a case alleging that plaintiffs' brain cancer was caused or aggravated from testing a prototype antenna for a cellular phone, the Illinois Appellate Court affirmed the entry of summary judgment for Motorola.

        On October 9, 2002, in Busse, et al. v. Motorola, Inc. et al., an invasion of privacy case arising out of an epidemiological study into brain cancer and cell phone use, the Illinois chancery court entered summary judgment for Motorola.

        On September 3, 2002, the judicial panel on multidistrict litigation, transferred and consolidated Horn, et al. v. Motorola, Inc. et al., with the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation pending in the District Court of Maryland.

        On September 6, 2002, a class action complaint, Dahlgren, et al. v. Motorola, Inc. et al., was filed in the Superior Court of the District of Columbia, Civil Division against Motorola and several other cellular phone manufacturers alleging that defendants manufactured and sold cell phones that increase the risk of adverse cellular reaction and or cellular dysfunction and failed to disclose the biological effects.

Iridium Cases

        Motorola has been named as one of several defendants in a putative class action securities lawsuit, Freeland v. Iridium World Communications, Ltd. et al., currently pending in the District of Columbia. The plaintiffs filed their consolidated amended complaint on May 13, 2002 and seek an unspecified amount of damages. Motorola moved to dismiss plaintiffs' complaint on July 15, 2002.

        In July 2001, the Statutory Committee of Unsecured Creditors of Iridium filed a complaint, In re Iridium Operating LLC, et al. v. Motorola, Inc., against Motorola on behalf of the Debtors in the Bankruptcy Court for the Southern District of New York. Plaintiffs seek in excess of $4 billion and assert claims for breach of contract, breach of warranty, breach of fiduciary duty, as well as fraudulent transfer and preferences. Motorola's motion to withdraw the reference of the proceeding to the bankruptcy court and to transfer the case to Arizona federal court was denied by District Judge Pauley on September 23, 2002. Discovery in this case is in its early stages.

        In September 2002, Iridium India Telecom Ltd. ("Iridium India") filed a civil suit in the High Court of Judicature at Bombay, India against Motorola and Iridium LLC ("Iridium"). The suit alleges fraud, misrepresentation and negligent misrepresentation by Motorola and Iridium in inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and attempt to develop a market for Iridium services in India. Iridium India claims in excess of $200 million in damages and interest. In conjunction with the filing of the civil suit, Iridium India obtained, without notice to Motorola, an order prohibiting Motorola from removing certain assets from India. That order currently is limited to payments due Motorola from the settlement of a prior dispute with another Indian company.

Telsim Cases

        On January 28, 2002, Motorola Credit Corporation ("MCC"), a wholly-owned subsidary of Motorola, initiated a civil action with Nokia Corporation ("Nokia"), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as some of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws. The suit is pending in the United States District Court for the Southern District of New York (the "Court"), and the Court has ordered that the case be ready for trial in January 2003.

        On May 9, 2002, the Court entered a Preliminary Injunction, confirming the prejudgment relief it previously granted and further ordering the defendants to deposit the stock they had diluted into the registry of the Court. Due to the defendants' failure to deposit the stock into the registry of the Court by the Court-imposed deadline of May 24, 2002, the defendants are in contempt of court in the United States. Defendants filed a request to stay the Court's Preliminary Injunction (as to the deposit of the stock into the Court's registry). This request was denied by the Court and the United States Court of Appeals for the Second Circuit (the "Appellate Court"). The defendants appeal of the Court's Preliminary Injunction order and various motions to dismiss have also been denied.

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

        On June 10, 2002, Telsim initiated arbitration against Motorola, Ltd. and Motorola Turkey in the International Chamber of Commerce, seeking approximately $300 million as damages for the defendants' alleged sale of defective products to Telsim. Motorola has filed a response claiming that damages, if any, are contractually capped at $15.8 million and counterclaiming for damages to Motorola in excess of $15 million. In connection with this arbitration, Telsim obtained a prejudgment, ex parte attachment from a Turkish court purportedly seeking to attach assets of Motorola Turkey (in Turkey) and assets of Motorola, Ltd. (in the United Kingdom). All portions of the attachment against Motorola Turkey, except for "immovables" have been struck. MCC has appealed that portion of the order.

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

        Not applicable.

Item 3—Defaults Upon Senior Securities.

        Not applicable.

Item 4—Submission of Matters to Vote of Security Holders.

        Not applicable.

Item 5—Other Information.

        Not applicable.

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  10.1
  Description of Future Compensation Arrangements between Motorola, Inc. and Mike Zafirovski, President and Chief Operating Officer of the Company, as of July 2002.

  10.2
  Description of Future Compensation Arrangements between Motorola, Inc. and David Devonshire, Executive Vice President and Chief Financial Officer of the Company, as of March 2002.

  (b)
  Reports on Form 8-K

  On October 15, 2002, the Company filed Amendment No. 1 on Form 8-K/A to a Current Report on Form 8-K originally filed on April 9, 2002.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC. (Registrant)
Date: November 11, 2002	By:	/s/ ANTHONY KNAPP Anthony Knapp Senior Vice President and Controller (Chief Accounting Officer and Duly Authorized Officer of the Registrant)

Certification

I, Christopher B. Galvin, Chairman of the Board and Chief Executive Officer of Motorola, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Motorola, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ CHRISTOPHER B. GALVIN Christopher B. Galvin Chairman of the Board and Chief Executive Officer, Motorola, Inc.

Certification

I, David W. Devonshire, Executive Vice President and Chief Financial Officer of Motorola, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Motorola, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ DAVID W. DEVONSHIRE David W. Devonshire Executive Vice President and Chief Financial Officer, Motorola, Inc.

EXHIBIT INDEX

  10.1
  Description of Future Compensation Arrangements between Motorola, Inc. and Mike Zafirovski, President and Chief Operating Officer of the Company, as of July 2002.

  10.2
  Description of Future Compensation Arrangements between Motorola, Inc. and David Devonshire, Executive Vice President and Chief Financial Officer of the Company, as of March 2002.

QuickLinks

Index
Part I—Financial Information
Condensed Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Condensed Consolidated Statement of Stockholders’ Equity
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II—Other Information
  Item 1—Legal Proceedings.
  Item 2—Changes in Securities and Use of Proceeds.
  Item 3—Defaults Upon Senior Securities.
  Item 4—Submission of Matters to Vote of Security Holders.
  Item 5—Other Information.
  Item 6—Exhibits and Reports on Form 8-K.
Signature
EXHIBIT INDEX