Form 10-K
period 2002-12-31
MOTOROLA INC
filed 2003-03-27
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐.

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was approximately $33.5 billion (based on closing sale price of $14.59 per share as reported for the New York Stock Exchange-Composite Transactions).

        The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 2003 was 2,315,531,433.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K
Portions of Registrant's Proxy Statement for 2003 Annual Meeting of Stockholders Including Management's Discussion and Analysis and Consolidated Financial Statements	Parts I, II, III and IV

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

Item 1:    Business

General

        Motorola is a global leader in providing integrated communications and embedded electronic solutions. Our Intelligence Everywhere™ solutions include:

  •
  Software-enhanced wireless telephone and messaging, two-way radio products and systems, as well as networking and Internet-access products for consumers, network operators and commercial, government and industrial customers.

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

Industry Environment and Our Business

        2002 was another very difficult year for our industries and for our businesses. The continued recession in the telecom and semiconductor industries severely impacted our businesses. Our sales decreased to $26.7 billion compared with $29.9 billion in 2001. We incurred a smaller net loss of $2.5 billion compared with a net loss of $3.9 billion in the prior year. Despite the difficult environment and declining sales, in the second half of 2002 we returned to profitability. We continue to believe our markets will improve and that our businesses will grow.

        During 2002, we continued to reduce costs and focus our strategy. The five-point plan we introduced in 2001 has helped us focus on critical priorities and drive growth. That plan involves the following: (1) focusing on the balance sheet to continue to strengthen it; (2) lowering our break-even sales levels by reducing costs; (3) continually strengthening our management team; (4) pursuing growth through innovative products, software applications and customer relationships; and (5) constantly evaluating our strategic options and business portfolio. While we are not done, our plan is working. At the end of 2002, our balance sheet was stronger—we had positive operating cash flow for eight quarters in a row; we reduced accounts receivable, net debt, and our ratio of net debt to net debt plus equity; and at the end of 2002 we held more than $6.5 billion in cash, cash equivalents and short-term investments worldwide. We reduced our break-even sales level during 2002. We strengthened our management team by adding key new talent and retaining existing talent. During 2002, we continued to invest in research and development to fund ongoing innovation in new products and software applications. As a result of our continued evaluation of strategic options and business portfolio, we acquired six businesses and divested six businesses and made investments in 40 other companies. Finally, we reevaluated the five-point plan and enhanced it.

        In 2002, our Commercial, Government and Industrial Solutions Sector—our Homeland Security business—won the Malcolm Baldridge National Quality Award. This award, established by the U.S. Congress in 1987, recognizes excellence in business. Motorola was the inaugural winner of the award in 1988.

Business Segments

        Our business is organized into six sectors and we report seven segments as described below. Our segments may be referred to as "we", "us" or "our."

  Personal Communications Segment

        The Personal Communications segment ("PCS" or the "segment") designs, manufactures, sells and services wireless subscriber equipment.

  Principal Products and Services

        Our wireless subscriber products include wireless handsets and personal 2-way radios, with related software and accessory products. We market our products worldwide to carriers and consumers through direct sales, distributors, dealers, retailers, and, in certain markets, through licensees.

  Our Industry

        After declining in 2001 for the first time in industry history, demand for wireless handsets increased in 2002 by approximately 7% to an estimated 400 million units, but remained significantly lower than historical rates of 40% to 60% unit growth. Demand in emerging markets was strong, but demand in regions with relatively high penetration rates of wireless handset usage such as North America and Europe was not as strong. The industry continued offering handsets with new and attractive features such as color displays, expanded software applications, messaging functionality and opportunities for personalization based on 2.5G (generation) technology and CDMA 1X (Code Division Multiple Access Technology). The industry continues to expect improved growth over the next several years as the transition to next-generation data-rich services, such as point-to-point video and higher speed data, based on Universal Mobile Telecommunications Systems (UMTS) 3G technology begins.

  Our Strategy

        PCS is focused on profitable and sustainable growth through product leadership and innovation and total cost competitiveness. We are investing in the development of industry-leading TDMA, GSM, CDMA, CDMA 1X and UMTS 3G products, with an emphasis on winning the next-generation youth market through "must have" designs and "must do" experiences. These include color screens and handsets with cameras. Emerging markets are important to our business and we strive to understand our customers' requirements in these markets.

        We are focused on enhanced partnerships with our customers by aligning with their business strategies and objectives. A core component of our customer-partnership strategy is the expansion of opportunities for customers to increase Average Revenue per User (ARPU). By utilizing customizable platforms, we can enable our customers to go to market with handsets that feature differentiated user interfaces such as consumer personalization to help operators build consumer loyalty. These platforms also generate revenue opportunities by supporting signature experiences such as data productivity applications, gaming and music and other entertainment offerings and customized content.

        As a part of improving our brand, we are developing youth-driven brand partnerships that will support a consumer-centric design philosophy and further reinforce the brand strength generated by our MOTO marketing activities.

        The success of these strategies is evidenced by our year-over-year market-share improvements in the Americas and Europe and by continued leadership in China. Additionally, PCS has played a key role in reinvigorating the Motorola brand among consumers worldwide, which we expect will help fuel demand for new products and experiences during 2003.

  Cost Reduction

        During 2002, we continued executing on the major cost-reduction actions started in late 2000 to improve our cost structure and competitiveness. We introduced several products based on our platform design strategy. This strategy enhances the cost competitiveness of our handsets by reducing the number of parts used, increasing the commonality of both handset parts and software, lowering the number of unique handset designs and improving the cycle time of product development by creating greater standardization of processes. In 2002, we reduced the number of products manufactured and parts complexity of each product making it less expensive to manufacture our products and easier to change our products to meet rapidly evolving customer demand. We utilized a substantially improved supply- chain process to increase the efficiency of manufacturing activities, thereby reducing costs. The improved supply chain process also enables short-cycle ordering by customers and reduces the amount of required inventory. In 2002, we completed the exit of the paging product business, including Flex/Reflex subscriber units. We will continue to invest in our next generation supply chain initiatives and drive these cost competitiveness strategies that will remain an area of emphasis for us in the future.

  Customers

        The PCS customer strategy continues to focus on strengthening relationships with our top customers. Accordingly, PCS has several customers, worldwide, the loss of which could have a negative impact on our results. Nextel Communications, Inc.'s (and its affiliates) purchases of iDEN® products comprise approximately 15% of our segment's sales. In China, we sell our products to many distributors and retailers. These distributors and retailers in turn primarily sell our products for use on mobile systems operated by China Mobile and China Unicom, the two largest wireless operators in China. While we do not sell directly to these operators, approximately 19% of our wireless handsets sales are to the China market and are primarily used on these systems. The largest of our other customers are AT&T, Cingular, Orange, Telcel Mexico, Telefonica, T-Mobile (Voicestream), Verizon and Vodafone. Many of our customers and a significant portion of our sales are outside the United States.

  Competition

        The segment has the second-largest worldwide market share of wireless handsets. The segment experiences intense competition in worldwide markets from numerous global competitors, including some of the world's largest companies. The segment's primary competitors are European and Asian manufacturers, and it experiences significant competition in the market for digital wireless products. Major competitors include Nokia, Samsung, Siemens and Sony-Ericsson.

        In Asia, which is our largest market, an increasing number of smaller companies have entered the market. Competition from these new entrants is greatest in China. Despite the heightened competition, the segment maintained market share leadership in China.

        In 2002, the segment continued to introduce new and feature-rich handsets featuring General Packet Radio Service (GPRS), or 2.5G. The 2.5G products represent a transition to digital products with a broader range of capabilities, such as enhanced high-speed Internet access, messaging and video capabilities, and are important to future growth. Motorola was the first-to-market with handsets supporting this technology and continues to offer a broad portfolio of GPRS products. The segment also introduced handsets based on CDMA 1X. The segment continued to invest heavily in UMTS 3G wireless handset technology. This 3G technology will provide an even broader range of capabilities than 2.5G and is expected to drive growth in the next several years depending on when wireless service providers introduce 3G services. Introduction of our UMTS 3G products expected in 2002 was delayed as a result of the significant technical challenges associated with the new technology for both the handset manufacturers and operators. We are expecting to ship our first UMTS 3G handsets during 2003 as part of our contract with Hutchison Whampoa Ltd. Competition in both the 2.5G and 3G growth areas is and will continue to be intense.

        As competition increases, the ability to differentiate and add value will be realized more and more through digital feature enhancements. Consumer experiences will be shaped by the user interface, software applications and solutions that can be delivered on handsets at point of purchase and beyond. The segment has chosen to leverage Java™ technology to better leverage the largest wireless developer community in the world, and has recently announced the adoption of the Linux operating system to augment the strategy of driving a more open and global software development platform. Other software platforms will be leveraged as needed, such as Symbian OS, to support key customer needs.

        General competitive factors in the market for the segment's products include: brand; technology offered; price; product performance, features, design, quality, delivery and warranty; the quality and availability of service; company image; relationship with key customers; and time-to-market.

  Payment Terms

        Generally, PCS does not grant extended payment terms.

  Regulatory Matters

        Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries throughout the world and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of the new licenses required to use frequencies and the related frequency relocation costs. Typically, governments sell these licenses at auctions. Over the last several years, the cost of these licenses and related frequency relocation costs have increased significantly, particularly for frequencies used in connection with UMTS 3G technology. These significant costs have slowed and may continue to slow the growth of the industry. Growth is slowed because some operators have funding constraints limiting their ability to purchase new licenses, pay the relocation costs or purchase new technology to upgrade their systems. Such occurrences might continue to have an effect on the segment's results.

  Backlog

        The segment's backlog was $1.1 billion at December 31, 2002 and $2.2 billion at December 31, 2001. The 2002 order backlog is believed to be generally firm and 100% of that amount is expected to be shipped in 2003. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the percentage of the 2002 backlog actually shipped to change. Orders declined primarily as a result of PCS's efforts in assisting their customers to implement an improved shorter-cycle ordering process which enabled PCS's customers to reduce inventory lead-times and, in turn, inventory levels.

        The backlog amount reported for 2001 reflects a decrease of $0.3 billion from the previously reported figure. The adjustment reflects a revision to the realizable dollar value of the handset units in backlog. The number of handset units in backlog at December 31, 2001 has not been adjusted.

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

  Inventory, Raw Materials, Right of Return and Seasonality

        PCS's practice is to carry reasonable amounts of inventory in distribution centers, in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2002, the segment had a higher inventory balance than at the end of 2001, reflecting the revenue growth of the business in the fourth quarter of 2002 relative to the fourth quarter of 2001 and expected higher level of revenues in the first quarter of 2003 relative to the first quarter of 2002.

        Materials used in the segment's operations are generally second-sourced to ensure a continuity of supply. Occasionally, shortages or extended delivery periods have occurred in various component parts, the effects of which have generally been industry-wide and short in duration. These shortages are not expected to occur in 2003. Energy necessary for the segment's manufacturing facilities consists of electricity, natural gas and gasoline, all of which are currently in generally adequate supply. The segment's facilities contain automation and, therefore, require a reliable source of electrical power. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment's results.

        Generally, the segment does not permit returns.

        The segment typically experiences increased sales in the fourth calendar quarter and lower sales in the first calendar quarter of each year. Sales of wireless handsets, two-way radios and related products increase during the year-end holiday season.

  Our Facilities/Manufacturing

        Our headquarters are located in Libertyville, Illinois. Our major facilities are located in Libertyville, Illinois; Plantation, Florida; Flensburg, Germany; Tianjin, China; Singapore; Chihuahua, Mexico, and Jaguariuna, Brazil. We also maintain interests in two Korean cellular handset design and manufacturing firms; and joint ventures in Hangzhou and Shanghai, China. Additional engineering, software development and administration offices are located in San Diego, California; South Plainfield, New Jersey; Champaign, Illinois; Ft. Worth, Texas; Boynton Beach, Florida; Basingstoke, England; Tokyo, Japan; Toulouse, France; Milan, Italy; Beijing, China, and Seoul, Korea. We also share a facility in Penang, Malaysia with the Commercial, Government and Industrial Solutions Segment.

        We also use several original design-manufacturing contractors to enhance our ability to deliver products that meet consumer demands in the rapidly-changing technological environment. These contractors design and manufacture products in non-Motorola facilities.

        In 2003, over two-thirds of our handsets will be manufactured in Asia. Our largest manufacturing facilities are located in China, Singapore, Malaysia, Korea, Brazil, Mexico and Germany. Each of these facilities serve multiple countries and regions of the world. In 2003, approximately 10% of our handsets will be manufactured by contractors, who primarily manufacture in Asia.

  Semiconductor Products Segment

        The Semiconductor Products segment ("SPS" or the "segment") designs, produces and sells embedded processors for customers serving the wireless, networking and automotive markets and for standard products. The segment offers multiple technologies enabling customers to develop smarter, simpler, safer and synchronized products for the person, work team, home and automobile.

  Principal Products and Services

        SPS embedded processors are integrated semiconductor and software solutions. Semiconductors control and amplify electrical signals and are used in a broad range of electronic products, including consumer electronic products, computers, communications equipment, solid-state ignition systems and other automotive electronic products, major home appliances, industrial controls, robotics, aircraft, and automatic controls. Embedded software increases application flexibility and shortens the cycle time of adapting our hardware with changing customer requirements. In the networking market, the segment provides communication solutions for wireless and wireline networking infrastructure, and computing solutions for personal computers and servers. In the wireless market, SPS products focus on connectivity, audio, video, security, imaging, graphics and radio frequency embedded solutions. In the automotive market and standard products, SPS products include MCUs (microcontrollers), DSPs (digital signal processors), embedded MPUs (microprocessors), sensors and analog integrated circuits.

        The segment markets its products through a global network of sales offices and operations. The sales teams are augmented by a network of distributors, who extend the reach of products and services around the world.

  Our Industry

        The semiconductor industry, which traditionally has had volatile sales cycles, in 2001 had its worst decline in history with industry-wide sales down more than 30% over 2000. In 2001, average selling prices for semiconductor products declined as manufacturers aggressively priced their products in response to declining demand. The industry was negatively impacted by excess manufacturing capacity in a declining market. Over the past several years and throughout the industry, manufacturers have been increasing capacity, much of which came on line as demand for semiconductor products declined. Industry sales in 2002 were essentially flat with 2001 because the industry decline plateaued. Average selling prices in 2002 continued to decline, with the overall rate of decline higher in 2002 than 2001, but the rate of decline slowed towards the end of 2002 as the market appeared to begin to recover. The segment was directly and significantly affected by these market events.

  Our Strategy

        The segment is focusing on providing silicon-to-software embedded solutions to the wireless, networking and automotive markets and standard products because industry research confirms each of these markets is projected for long term growth. Although the automotive market grows more slowly than other semiconductor product markets, the segment has the leading market share position in this relatively stable market. The wireless and networking markets are expected to grow more rapidly than the overall industry because the current penetration level is much lower than in other markets, and the expected continual increase in the number of wireless applications and new mobile devices will add additional value for end-customers.

        In response to the changing industry dynamics, the segment continued to implement the three key elements of a business model introduced in 2001:

  1.
  The timely introduction of proprietary, high-value products;

  2.
  Executing on the "asset light" strategy to reduce capital expenditures in manufacturing, while leveraging partnerships for research and development; and

  3.
  Expanding sources of revenue from intellectual property licensing.

        The first element of the new model is creating proprietary, higher-value products to increase penetration of targeted embedded markets. The segment introduced 181 new products in 2002. In wireless, momentum continued to build for the segment's Innovative Convergence™ solution that trims development time for OEMs (Original Equipment Manufacturers) to get their 2.0G, 2.5G and 3G mobile subscriber devices to market. By the end of 2002 the segment had 10 merchant market customers for Innovative Convergence™ semiconductors in addition to Motorola's Personal Communications segment. The market success of this solution is very important to our overall strategy. In automotive, the segment's microcontroller architecture for powertrain management continued to be the market leader for this application and the segment's microprocessors dominated telematic control units that give vehicles the ability to communicate with the outside world. In the networking market, the segment introduced a new integrated circuit designed to replace relays and fuses in numerous power management applications, and developed next-generation communication processors for use in networking equipment.

        The second element of this business model is the "asset light" strategy for manufacturing and research and development. The segment's strategy is to focus its internal manufacturing capacity on leading edge and specialty technologies, while replacing internal manufacturing capacity with purchases of material and services from foundries and contract houses. In 2002, the segment expanded its partnership with TSMC, the industry's largest semiconductor foundry headquartered in Taiwan. Our agreement with TSMC provides for long-term capacity based on fully compatible process technologies. The "asset light" strategy required restructuring of the internal manufacturing capacity. At the end of 2002, SPS had reduced its total manufacturing facilities to 12, as compared to 22 manufacturing facilities at the end of 2000. Of the 12 manufacturing facilities at the end of 2002, 9 were wafer fabrication facilities, as compared to 16 wafer fabrication facilities at the end of 2000. By mid-2003, SPS expects to reduce its total manufacturing facilities to 10, of which 8 will be wafer fabrication facilities. The closure of manufacturing facilities has been the primary driver in reducing the number of employees at the segment by 14.1% from December 31, 2001.

        As part of the "asset light" strategy, the segment seeks strategic partnerships to share the cost of developing future generation process technologies. An example of this in 2002 was the segment entering into a five year jointly funded alliance with Philips and STMicroelectronics to share the cost of developing advanced CMOS (Complementary Metal Oxide Semiconductor) process technology down to the 32 nanometer node.

        The third element of the business model is the expansion of royalty income from intellectual property licensing. Royalty income was $182 million in 2002 and $161 million in 2001.

        The segment believes momentum attained through our three-pronged business model of higher value products, greater returns on our investment in research and development and manufacturing capacity, and higher royalty revenue from IP licensing will revitalize the segment and place it on track to achieve profitability. We must also manage our outsourcing arrangements and design and manufacturing partnerships to ensure that we have the products our customers want in a timely manner.

  Customers

        The segment sells its products worldwide to OEMs and a network of industrial distributors through its own sales force, agents and distributors. The segment generally targets as customers the leaders in the market segments in which its products are used as well as the companies that we believe will be future leaders in these segments. The top ten end-customers in 2002 were Solectron, Delphi, Visteon, Siemens, Flextronics, Qualcomm, Bosch, Celestica, Quanta Computer and Hewlett Packard. For products sold through distributors, the top 3 distributors, Avnet, Arrow and Future, account for over 50% of our sales to distributors. The volume of purchases by these customers has affected, and could continue to affect, segment results.

        Products manufactured by the segment and supplied to other operating units of Motorola collectively constitute the segment's largest customer at 24% of 2002 revenue (2001, 22%; 2000, 25%). Our largest customer within Motorola is the Personal Communications segment. No other customer accounted for 10% or more of the segment's revenue in 2002.

  Competition

        The segment experiences intense competition from numerous competitors ranging from large companies offering a full range of products to small companies specializing in certain segments of the market. The competitive environment also is changing as a result of increased alliances between competitors. Our top five competitors in the semiconductor industry comprised 36% of the total market in 2002, based on estimates published by the Semiconductor Industry Association and Gartner Dataquest. At 17%, Intel's share was almost three times the size of its nearest competitor, due to its major penetration in the desktop PC market. Intel is also a competitor in the wireless market. The next four largest semiconductor suppliers had market shares ranging from 4% to 6%. In 2002, based on sales, the segment had an estimated 3.4% share of the semiconductor market. However, the segment's shares of its targeted sub-markets are much higher both in percentages and relative positions.

        Important factors in competition include: price; technology offered; product features, quality, availability and warranty; the quality and availability of service; time-to-market; and company image. The ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. New products represent the most important opportunity to overcome the pricing pressure inherent in the industry.

  Payment Terms

        Generally, the segment does not provide extended payment terms.

  Backlog

        The segment's backlog was $1.1 billion at December 31, 2002 and $882 million at December 31, 2001. Orders may be and are placed by customers for delivery up to as much as 12 months in the future, but for purposes of calculating backlog, only the next 13 weeks requirements are reported. An order is removed from the backlog only when the product is shipped, the order is cancelled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Typically, binding agreements calling for the sale of specific quantities at specific prices are contractually subject to price or quantity revisions and are, as a matter of industry practice, rarely formally enforced. Therefore, the segment believes that most of its order backlog is cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. However, the segment expects most of its backlog at December 31, 2002 to be shipped in 2003 because the history of the segment indicates a relatively small amount of backlog is cancelled or rescheduled once it falls within the 13-week delivery period.

  Intellectual Property Matters

        Patent protection is very important to our operations and has become even more important under our new business model discussed above. We intend to license more of our intellectual property over the next several years. The segment has a broad portfolio of patents and licenses, covering manufacturing processes, packaging technology, software systems and electrical circuit design. The patent portfolio evolves over time as older patents expire and new patents are obtained. There are no patents the segment regards as critical to its business which expire in the next 12 months. In addition, Motorola is licensed to use certain patents owned by others and the segment benefits from those licenses. The protection of these licenses is also important to our operations.

  Inventory, Raw Materials, Right of Return and Seasonality

        A majority of the segment's products are built-to-order for our customers. The segment can have sizeable amounts of inventory on hand from time to time. The level of inventory reflects the long manufacturing process that is a feature of the semiconductor industry.

        The primary raw materials used by the segment are raw silicon and piece parts, which are largely sourced from the U.S., Japan and Singapore. The segment is not currently experiencing any shortages in obtaining raw materials. We purchase a substantial portion of certain supplies from Taiwan and contract with companies to test and assemble certain products in Taiwan. With respect to these and other supplies, the segment is constantly evaluating additional sources of supply to minimize the risk of obtaining materials from only a few sources. Electricity, oil and natural gas are used extensively in the segment's operations. All of these energy sources are available in adequate quantities for current needs. Electricity and oil are the primary energy sources for the segment's foreign operations, and, presently, there are no shortages of these sources. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment's results.

        The segment permits distribution customers to return products under a warranty return program that limits the period for return and the quantity that can be returned. OEM and distribution customers can return products under warranty for a period of up to 3 years after purchase except unpackaged die and probed wafers, which have a warranty period of only 90 days.

        The segment as a whole does not have seasonal patterns for sales. However, at a business group level within the segment there are some seasonal patterns. Transportation and Standard Products Group are typically weak during the third quarter because of shutdowns at automakers, while strong consumer sales in fourth quarter drive higher sales for the Wireless and Broadband Systems Group. In addition, the segment results are affected by the cyclical nature of the semiconductor industry.

  Our Facilities/Manufacturing

        The segment headquarters are located in Austin, Texas. The major manufacturing facilities are located in or around Austin, Texas; Phoenix, Arizona; Tianjin, China; Toulouse, France; East Kilbride and South Queensferry, Scotland; Sendai, Japan and Kuala Lumpur, Malaysia. In addition to its manufacturing locations there are research and development centers in several countries in Asia, Europe and the Americas, and a network of sales offices around the world. The segment is continuing the consolidation of its production network into fewer integrated "anchor" sites for economies of scale and improved efficiency. Facilities in Texas and Scotland will be closed in 2003 as previously announced. A majority of our products are manufactured in Asia, primarily Taiwan.

  Global Telecom Solutions Segment

        The Global Telecom Solutions segment ("GTSS" or the "segment") designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software.

  Principal Products and Services

        GTSS provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and service, and third-party switching for Code Division Multiple Access (CDMA), Global System for Mobile Communications (GSM), iDEN® (integrated digital enhanced network), and Universal Mobile Telecommunications Systems (UMTS) technologies. We market our products to wireless service providers worldwide through a direct sales force, licensees or agents.

  Our Industry

        The wireless infrastructure industry experienced its most challenging years during 2001 and 2002. Industry sales were down approximately 18% in 2002 compared to flat growth in 2001. Service providers spent less on new equipment because of the difficult economic environment, severe pressure to reduce costs, deteriorating voice ARPUs (average revenue per user) and, for many, higher debt burdens. In addition, technology enhancements have greatly improved network capacity without corresponding increases in costs to the operators. Network capacity can be increased by deploying software upgrades, which tend to be less costly compared to hardware expansion.

        The industry's migration to 3G systems, which are high-capacity wireless networks that are designed to provide enhanced data services, improved Internet access and increased voice capacity, is currently focused primarily on two technologies—CDMA 1X and UMTS. GTSS is a supplier for both of these technologies. Service providers are continuing to slow-roll or have postponed the build-out of the next generation 3G UMTS systems. Several factors are impacting this build-out, including: (i) operator funding constraints because of the very substantial fees paid by them for 3G licenses; (ii) issues associated with the introduction of very complex new technology; (iii) development of new data applications; and (iv) handset availability. We expect service providers to continue to use 2.5G technology, GPRS (General Packet Radio Service) to grow their data subscriber base and to build their business case for these next-generation systems. We expect them to broadly implement UMTS in large volumes around 2005-06 to expanded voice capacity and to support new data services. In North America and other global markets, operators are now also giving serious consideration to deployment of EDGE technology, which is a GSM derivative technology. EDGE provides data bandwidths higher than GPRS in the existing GSM spectrum assignments. GTSS has included future EDGE capability in the GSM product portfolio.

  Our Strategy

        GTSS continues to maintain its investment in key radio access growth technologies: CDMA1X, iDEN, EDGE and UMTS. In addition, we are executing on a strategy to enhance our position as a total systems supplier. GTSS has developed strategic alliances with key vendors to supply a complete family of network products. One of the most significant alliances is the recently announced agreement to supply a Motorola branded softswitch, which positions GTSS as a leader in the evolution to next generation IP networks. Softswitch is a new software-based technology that is used by carriers to route call traffic on networks. It is currently in pre-commercial trials with commercial deployments expected to begin in early 2004. The market for wireless softswitch is still developing but network operators in emerging markets are considering the new technology as well as some service providers in mature markets. As with all new disruptive technologies, there are risks, including performance and market acceptance. GTSS has also introduced a Global Applications Management Architecture (GAMA)

platform, which enables operators to rapidly deploy new revenue generating features using software applications.

        Our network products are further enhanced by a portfolio of services which reduce operator capital expenditure requirements, increase network capacity and improve system quality. These quality improvements benefit operators through increased customer satisfaction, greater usage and lower churn; all of which can have a positive impact on operator revenue. This total systems solution strategy represents an improved value proposition to operators and improves GTSS' competitive position in the marketplace.

  Cost Reduction

        In response to challenging market conditions, we continued the cost-reduction programs that began in January 2001. In 2002, we reduced the number of employees in our business by 18%. By the end of 2003, we will have completed previously announced actions that will further reduce the number of employees by an additional 5%. We completed the outsourcing of certain manufacturing operation, primarily for the assembly of printed circuit boards and equipment repair. Also, we consolidated sales and administrative facilities. As a result, we lowered our break-even sales level.

  Customers

        The nature of our business is long-term contracts with major operators that require sizeable investments by our customers, often more than $100 million. In 2002, three customers represented approximately 43% of our sales (Nextel Communications Inc. and its affiliates, KDDI, a service provider in Japan, and China Unicom). The loss of any of our large customers, in particular these customers, could have a material adverse effect on the segment's business. Further, because contracts are long-term, the loss of a major customer would impact revenue over several quarters.

        Nextel is an important customer and we have been their primary supplier of network equipment for over ten years. Nextel uses Motorola's proprietary iDEN technology to support its Nextel Direct Connect™ service. Our contracts with Nextel are non-exclusive. Although our relationship is strong, Nextel is free to evaluate other suppliers and technologies, and we cannot be assured of our supplier status as Nextel considers its options with respect to next-generation technology.

  Competition

        We experience intense competition in worldwide markets from numerous competitors, ranging in size from some of the world's largest companies to small, specialized firms. Major competitors include Ericsson, Nokia, Siemens, Lucent, Nortel, Alcatel, NEC, and Samsung. Ericsson has maintained its' market leadership position, while five vendors, including GTSS, vie for number two in the total aggregate market.

        We have experienced significant competition in the market for digital products, especially as the industry transitions to 3G technology. GTSS is a supplier of 3G equipment for both CDMA 1X and UMTS technologies. We have a strong position in CDMA 1X, with 11 major contracts. GTSS has recently been awarded a UMTS contract in the Asia/Pacific region, although we continue to be behind some of our competitors on UMTS contract awards. A pre-commercial trial with this UMTS customer is currently underway.

        Competitive factors in the market for the segment's products include: technology offered; price, payment terms; availability of vendor financing; product and system performance, product features, quality, delivery, availability and warranty; the quality and availability of service; company image; relationship with key customers; and time-to-market. Price is a major area of competition and often impacts margins for initial system bids. Time-to-market has also been an important competitive factor, especially for new systems and technologies. Increasingly, some of our foreign competitors receive more political support from their governments than we receive from the U.S. government when pursuing contracts. This increased support can give them a competitive advantage.

  Payment Terms

        GTSS contracts for large system installations typically have implementation milestones, such as delivery, installation and system acceptance. Generally, these milestones can take anywhere from 30 days to 180 days to complete. Customer payments are typically tied to the completion of these milestones. Once a milestone is reached, payment terms are generally 30 days to 60 days. As required for competitive reasons, we may provide or arrange for extended payment terms or long-term financing in connection with equipment purchases. In limited situations, financing may include working capital. We provided much less financing to our customers in 2002 than in the previous two years. In 2002, we financed approximately $86 million to 4 customers. In 2001, we financed approximately $156 million to 7 customers, and in 2000, we financed approximately $1.2 billion to 12 customers. Our largest single infrastructure financing, which was provided by the Motorola Credit Corporation (a wholly-owned subsidiary of Motorola), was for $1.6 billion.

  Regulatory Matters

        Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries throughout the world, and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of the new licenses required to use frequencies and the related frequency relocation costs. Typically, governments sell these licenses at auctions. Over the last several years, the cost of these licenses and related frequency relocation costs have increased significantly, particularly for frequencies used in connection with 3G technology. These significant costs have slowed and may continue to slow the growth of the industry. Growth is slowed because some operators have funding constraints limiting their ability to purchase new licenses, pay the relocation costs or purchase new technology to upgrade their systems. We expect that this will continue to have an effect on the segment's results.

  Backlog

        The segment's backlog was $1.2 billion at December 31, 2002 and $1.5 billion at December 31, 2001. The 2002 order backlog is believed to be generally firm and 100% of that amount is expected to be shipped or to be earned under contract accounting during 2003. The forward-looking estimates of the firmness of such orders is subject to future events that may cause the percentage of the 2002 backlog actually shipped or earned under contract accounting to change.

  Intellectual Property Matters

        Patent protection is extremely important to our operations. We have an extensive portfolio of patents relating to our products, systems, technologies, and manufacturing processes. Motorola is also licensed to use certain patents owned by others. The protection of these licenses is also important to our operations. Reference is made to the material under the heading "Other Information" for information relating to patents and trademarks and research and development activities with respect to this segment.

  Inventory, Raw Materials, Right of Return and Seasonality

        The segment's practice is to carry inventory to respond to customers' needs. In 2002, the segment reduced its inventory by 33% compared to 2001 levels. The reduction in inventory is in part due to reduced volume and continued outsourcing of certain manufacturing activities.

        Materials used in the segment's operations are second-sourced where feasible to ensure a continuity of supply. Occasional shortages in purchased components do occur; however, these shortages have not had a large impact on our business. Energy necessary for the segment's manufacturing facilities consists of electricity, natural gas and gasoline, all of which are currently in generally adequate supply. The segment's facilities are highly automated and, therefore, require a reliable source of electrical power. Labor is generally available in reasonable proximity to the segment's manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment's results.

        Generally, our contracts do not include a right of return other than for standard warranty provisions. Our business does not have seasonal patterns for sales.

  Our Facilities/Manufacturing

        Our headquarters are located in Arlington Heights, Illinois. Major design centers include Arlington Heights and Schaumburg, Illinois; Chandler, Arizona; Fort Worth, Texas; Cork, Ireland, and Swindon, England. We operate manufacturing facilities in Schaumburg, Illinois; Fort Worth, Texas; Hangzhou and Tianjin, China; Swindon, England, and Jaguariuna, Brazil. A majority of our manufacturing is conducted in China, in facilities we operate or that firms we outsource our manufacturing to operate.

  Commercial, Government and Industrial Solutions Segment

        The Commercial, Government and Industrial Solutions segment ("CGISS" or the "segment") provides integrated communications and information solutions for commercial, government and industrial customers worldwide.

  Principal Products and Services

        We design, manufacture, sell, install and service analog and digital two-way radio voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets. In addition, the segment participates in the emerging market for integrated information solutions for public safety and enterprise customers.

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

  Our Industry

        Significant events since the later part of 2001 have heightened the need for safety and security solutions worldwide. Public-safety, government and enterprise organizations are seeking a wide range of detection and prevention capabilities; interoperable communications and information sharing across many users; and integrated voice, data and video capabilities. However, delays in federal, state and local government funding for new homeland security projects have impacted the industry. In addition, the worldwide economic slowdown has created budget deficits at the local level, which has slowed government spending globally.

        The scope and size of systems that some of our customers want are increasing. Some customers want large systems, including country-wide and statewide systems. These larger systems or "mega-systems" are more complex and include a wide range of capabilities. Mega-system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects.

        With the recent formation of the U.S. Department of Homeland Security, we expect over time greater clarity to develop regarding funding for projects. At the same time, we face potential new challenges in dealing with a new federal agency that is a consolidation of many smaller agencies. We have been a leader in providing mission-critical communications and information solutions for more than 65 years, and our business is well positioned to participate in this emerging opportunity as customers solidify their funding for safety and security.

  Cost Reduction

        During 2002, we continued to implement a series of cost-reduction actions designed to improve our financial performance. We completed the final phases of a series of improvements to supply chain management and manufacturing processes begun in 2001, which included the outsourcing and/or consolidations of various manufacturing operations as well as the consolidation of distribution operations. These actions further improved inventory levels through the end of 2002. We also continued tight controls over operating budgets and reduced the number of our employees at our business by nearly 10% since year-end 2001.

  Our Strategy

        During 2001, we divested a number of non-strategic elements of our business portfolio. Over the past year, these portfolio changes have allowed us to intensify our focus on growth opportunities in integrated communications and information solutions.

        Moving forward, key elements in our growth platform include the renewed pursuit of integrated voice, data and broadband wireless systems at the local, state and national government levels; continued migration from analog to digital radio systems; and the accelerated implementation of interoperable communications and information solutions especially related to Homeland Security. Through our Integrated Solutions Division (ISD) we are providing essential integrated software applications. These applications, which have been the result of internal development and acquisitions, significantly enhance our customer's business processes, enabling them to fulfill their missions in public safety, criminal justice and public service. Our product lines include computer-aided dispatch, records management systems, automated fingerprint identification systems, mobile data applications and devices, corrections management systems, customer service request solutions as well as other related products.

  Customers

        The principal customers for two-way radio products and systems include public-safety agencies, such as police, fire, emergency management services; petroleum companies; gas, electric and water utilities; courier companies; telephone companies; diverse industrial companies; mining companies; transportation companies such as railroads, airlines; taxicab operations and trucking firms; institutions, such as schools and hospitals; and companies in the construction, vending machine and service businesses. Our products are also sold and leased to various local, state and province, and national agencies for many uses, including homeland security. Over a majority of our sales are to customers in North America.

        We have a large number of customers worldwide. The combined sales from our top 10 customers worldwide represent less than 9% of 2002 segment sales. A loss or reduction in purchasing levels by a single customer or a few customers would not have a material adverse effect on our results.

  Competition

        Based on 2002 annual sales, we are the largest worldwide supplier of two-way radio communications solutions. We experience widespread, intense competition from numerous competitors ranging from some of the world's largest diversified companies to foreign, state-owned telecommunications companies to many small, specialized firms. Many competitors have their principal manufacturing operations located outside the U.S., which may serve to reduce their manufacturing costs and enhance their brand recognition in their locale. Major competitors include M/A-Com (Tyco), Nokia, Kenwood, Icom, Siemens and EADS Telecommunications (a venture including Matra and Nortel).

        As demand for large system solutions increase, we may face increased competition from large system integrators in the defense and technology industries. CGISS may also act as subcontractor to large integrators.

        Competitive factors for our products, systems and solutions include: price; technology offered and standards compliance; features, performance, quality, availability, delivery and support; and the support, quality and availability of services and systems engineering, with no one factor being dominant. An additional factor is the availability of vendor financing, as infrastructure customers continue to look to equipment vendors as an additional source of financing. Increasingly, some of our foreign competitors receive more political support from their governments than we receive from the U.S. government when pursuing contracts. This increased support can give them a competitive advantage.

  Payment Terms

        Payment terms vary worldwide. Generally, contract payment terms range from net 30 to 60 days. Some contracts include a holdback of certain residual amounts due to Motorola upon system acceptance by the customer. As required for competitive reasons, we may provide or arrange for long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price. We provide limited leasing with lease terms of from 1 to 10 years.

  Regulatory Matters

        Users of two-way radios are regulated by a variety of governmental and other regulatory agencies throughout the world. In the U.S., users of two-way radios are licensed by the FCC. The FCC's authority includes, among other things, the power to classify radio stations, prescribe the nature of the service to be rendered by each class of station, assign frequencies to the various classes of stations and regulate the kinds of equipment that may be used. Regulatory agencies in other countries have similar types of authority. Consequently, the business and results of this segment could be affected by the rules and regulations adopted by the FCC or regulatory agencies in other countries from time to time. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the two-way radio communications industry may be affected by the regulations of the FCC or other regulatory agencies relating to access to allocated frequencies for land mobile communications users, especially in urban areas where such frequencies are heavily used.

  Backlog

        This segment's backlog was $1.7 billion at December 31, 2002 and $1.7 billion at December 31, 2001. The 2002 backlog amount is believed to be generally firm, and approximately 70-75% of that amount is expected to be shipped or earned under contract accounting during 2003. This forward-looking estimate of the firmness of such orders is subject to future events that may cause the percentage of the year-end 2002 backlog actually shipped or earned under contract accounting to change.

  Intellectual Property Matters

        Patent protection is very important to the segment's business. Reference is made to the material under the heading "Other Information" for information relating to patents and trademarks, and research and development activities with respect to this segment.

  Inventory, Raw Materials, Right of Return and Seasonality

        Our business includes providing custom products based on assembling basic units into a large variety of models or combinations. This requires the stocking of inventories and large varieties of piece parts and replacement parts, as well as a variety of basic level assemblies in order to meet short delivery requirements. Relatively short delivery requirements determine the amounts to be stocked. To the extent suppliers' product life cycles are shorter than ours, stocking of lifetime buy inventories is required. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle, including radios that have been canceled from the published book within the last 10 years.

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

        Generally, we do not permit customers to return products. We typically have stronger sales in the fourth quarter of the year because of government and commercial spending patterns as well as the timing of new product releases.

  Our Facilities/Manufacturing

        Our headquarters are located in Schaumburg, Illinois, and we have major manufacturing/assembly facilities in Tianjin, China; Jaguariuna, Brazil; Berlin, Germany; Arad, Israel; Penang, Malaysia; and Elgin and Schaumburg, Illinois, in the U.S. The majority of sales from manufactured products are sourced from our U.S. manufacturing sites.

  Broadband Communications Segment

        The Broadband Communications segment ("BCS" or the "segment") designs, manufactures and sells a wide variety of broadband products for the cable television industry, including digital systems and set-top terminals for cable television networks; high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP)-based telephony products; hybrid fiber coaxial network transmission systems used by cable television operators; digital satellite television systems for programmers; direct-to-home (DTH) satellite networks and private networks for business communications, and digital broadcast products for the cable and broadcast industries.

  Principal Products and Services

        We are the leading provider of end-to-end networks used in the cable television industry for the delivery of video, voice and data services over hybrid fiber coaxial networks. These broadband networks include product to transport programming by broadcasters, product used at the cable operator's headend (central office) and at its outside transmission plant. We also sell a suite of interactive digital set-top terminals for the customer's home that enable advanced interactive entertainment and informational services such as video-on-demand, Internet access, e-mail, e-commerce, chat rooms, impulse pay-per view, other IP services, decoding and processing of high definition television (HDTV) and more to be transmitted over networks using our technology. Our interactive digital set-top terminals also deliver advanced interactive services focused on the digital video broadcast-compliant (DVB-compliant) markets around the world. We also provide digital system control equipment, encoders, access control equipment and a wide range of digital satellite receivers. Our digital business accounted for greater than 70% of our revenue in 2002 and is expected to account for a substantial portion of our revenues for the foreseeable future.

        Our Surfboard® family of cable modems delivers high speed Internet access to subscribers over cable networks. These Surfboard® products also include wireless networking devices with high-speed Internet access to produce a complete home, small office or small to medium enterprise communications solution.

        To complete the end-to-end broadband network solution, we design and manufacture a diverse family of broadband infrastructure access solutions for broadband services including video, voice, and data communications. These products include cable modem termination systems, headend products, amplifiers, taps, passives and optoelectronics.

        Our products are marketed primarily to cable television operators, satellite television programmers, and other communications providers worldwide and are sold primarily by our sales personnel who are skilled in the technology of these systems. We have also expanded our traditional distribution channels by selling direct to consumers in a variety of retail markets. Through retail, we market and sell cable modems, home networking products and advanced digital set-top terminals.

  Our Industry

        Demand for our products depends primarily on (i) capital spending by providers of cable services for constructing, rebuilding or upgrading their communications systems, and (ii) the marketing of advanced communications services by those providers. The amount of spending, and therefore a majority of our sales and profitability, are affected by a variety of factors, including: general economic conditions; the continuing trend of consolidation within the cable industry; the financial condition of cable television system operators and alternative communications providers, including their access to financing; the rate of digital penetration; technological developments; standardization efforts that impact the deployment of new equipment; and new legislation and regulations affecting the equipment sold by the segment. Primarily due to the economic recession in 2002, and in an effort to improve their cash flow and lower their cost structure, our customers significantly reduced their capital spending compared to 2001.

        Also during the past year, many in the investment community shifted their focus on measuring cable operators' performance from earnings before interest, taxes, depreciation and amortization to positive free cash flow, which is generally defined as operating cash flow less capital expenditures. As a result, we expect cable operators to continue to reduce their capital expenditures during 2003 to improve free cash flow. Additionally, the debt ratings of several of the largest cable operators have also been downgraded, in part due to significant debt levels. These conditions have impacted and may continue to impact our customer's ability to make new capital expenditures or raise additional capital in the near term to fund capital expenditures.

  Our Strategy

        We continue our strategy to innovate and enhance our end-to-end network solutions. We are focused on accelerating the rate of digital penetration in the North American region through the introduction of an enhanced suite of digital set-top terminals, including more cost effective solutions designed to increase the number of set-tops per household, as well as higher end solutions for premium service, including HDTV solutions. We continue to focus on opportunities outside North America including the development of digital video products designed to be compliant with technology required in these regions. However, growth has been slow in these regions.

        We also are focused on enhancing and expanding our infrastructure solutions, including next generation solutions. During late 2001 and early 2002, we acquired two infrastructure businesses, which we expect will allow us to establish a leading next generation CMTS market position and expand our fiber optic network capabilities. We also intend to expand our data solutions beyond the traditional cable modem business. We are focused on providing home networking solutions including wireless networking devices with high-speed Internet access to produce a complete home, small office or small to medium enterprise communications solution.

  Cost Reduction

        As a result of overall economic conditions and reduced cable operator spending, we took actions during 2002 to reduce manufacturing, research and development, selling, general and administrative costs. Consistent with existing business conditions, we reduced manufacturing headcount in 2002 by approximately 27% to reduce manufacturing costs. In addition, we reduced selling, general and administrative and research and development spending in all areas and reduced employees in these areas by approximately 13% in 2002.

  Customers

        We are dependent upon a small number of customers for a significant amount of our sales. A small number of large cable television multiple system operators (MSO's) own a large portion of the cable systems and account for a significant portion of the total capital spending in the industry. Consolidation of these MSO's continued in 2002 with Comcast Corporation acquiring AT&T Broadband, making it the largest MSO in North America with more than 21 million subscribers. Our combined sales to Comcast and AT&T Broadband in 2002 approximated 40%. The loss of business in the future from Comcast or any of the major MSO's could have a material adverse effect on the segment's business.

        One of our customers, Adelphia Communications, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in June 2002. Our sales to Adelphia in 2002 were approximately 4% of the segment's sales. All uninsured amounts due from Adelphia at the time of their bankruptcy filing are fully reserved. Subsequent to the Chapter 11 filing, we have renegotiated terms and conditions for shipping future products that include payment for product in 30 days. Payments have been received in accordance with these terms.

  Competition

        The businesses in which we operate are highly competitive. We compete worldwide in the market for digital set-top terminals for cable and satellite networks. Based on 2002 annual sales, we believe we are the leading provider of digital cable set-top terminals in North America. In North America, our largest competitor is Scientific Atlanta. Outside of North America, where we have a smaller market position, we compete with many equipment suppliers, including several consumer electronics companies.

        The traditional competitive environment in the North American cable market is changing for several reasons. First, we have begun and will continue to license some of our technology to several competitors, based on our customers' requirements. We expect that, beginning in 2003, these licensees will sell digital set-top terminals in markets where we have sizable market share.

        Currently, reception of digital television programming from the cable broadband network requires a set-top terminal with certain security technology compatible with the network. This security technology has limited the availability of set-top terminals to those manufactured by a few cable network manufacturers, including Motorola. The FCC has enacted regulations requiring separation of security functionality from set-top terminals by January 1, 2005. To meet this requirement, we have developed security modules for sale to cable operators for use with our own and third party set-top terminals. Current FCC regulations require that all cable operators purchase these security modules and separate set-top terminals by January 1, 2005. These changes are expected to increase competition and encourage the sale of set-top terminals to consumers in the retail market. Traditionally, cable service providers leased the set-top terminal to their customers.

        The FCC also has mandated recently that digital tuners be incorporated into television sets by 2006. As a result of these actions, television manufacturers may integrate technology that is available in our set-top terminals into their products in the future and by-pass the need for a set-top terminal for certain applications.

        In December 2002, fourteen consumer electronics companies and seven major cable operators announced that they had agreed to a memorandum of understanding to establish a national plug and play standard between digital set-top terminals and digital cable systems. If implemented, this could enable consumers to receive certain cable services without a set-top terminal through the use of the security module described above and a digital cable ready television.

        All of these changes could impact the strength of our competitive position and our sales and profitability. Most of our sales and profits arise from the sale of our set-top terminals.

        We also compete worldwide in the market for broadband data products. We believe that we are the leading provider of cable modems worldwide, competing primarily with Thomson/RCA, Toshiba, and a number of smaller manufacturers.

        The rapid technological changes occurring in each of the markets in which we compete are expected to lead to the entry of many new competitors.

        Competitive factors for our products, systems and solutions include: technology offered; product and system performance, features, quality, delivery, availability, and price. We believe that we enjoy a strong competitive position because of our large installed cable television equipment base, strong relationships with major communication system operators worldwide, technological leadership and new product development capabilities.

  Payment Terms

        Extended payment terms are provided to customers from time to time on a case-by-case basis. Such extended terms are isolated in nature and historically have not been significant.

  Regulatory Matters

        Many of our products are subject to regulation by the FCC or other communications regulatory agencies. In addition, our customers and their networks, into which our products are incorporated, are subject to government regulation. Government regulatory policies affecting either the willingness or the ability of cable operators to offer certain services, or the terms on which the companies offer the services and conduct their business, may affect the segment's results. Regulatory actions also have impacted competition, as discussed above.

  Backlog

        The segment's backlog was $324 million at December 31, 2002 and $716 million at December 31, 2001. The reduction in backlog and related orders reflects a shorter cycle time required for customer fulfillment and reduced sales. The 2002 order backlog is believed to be firm and 100% of that amount is expected to be shipped during the first six months of 2003. The forward-looking estimates of the firmness of such orders is subject to future events, which may cause the percentage of the 2002 backlog actually shipped to change.

  Intellectual Property Matters

        We seek to build upon our core enabling technologies such as digital compression, encryption and conditional access systems, in order to lead the worldwide growth in the market for broadband communications networks. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology and improvements that we consider important to the development of our business. Although we believe that our patents provide a competitive advantage, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position, and will periodically seek to include our proprietary technologies in certain patent pools that support the implementation of standards. We are a founder of MPEG LA, the patent licensing authority established to foster broad deployment of MPEG-2 compliant systems. We have also licensed our digital conditional access technology, DigiCipher® II, to other equipment suppliers. We also enter into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. These license agreements require the payment of certain royalties that are not expected to be material to the segment's financial results.

  Inventory, Raw Materials, Right of Return and Seasonality

        Substantially all of our products are manufactured at our facilities. Inventory levels are managed in line with existing business conditions and have declined in 2002 consistent with decreased sales levels.

        We source our raw materials primarily from large multinational corporations supplying the electronics and telecommunications industries. In general, we have access to several sources of supply for each component in our major products; however we have some components that are currently available only from a couple of sources. We have inventory controls and other policies intended to minimize the effect of any interruption in the supply of components. We currently source certain parts from Broadcom Corporation and Texas Instruments Corporation for our digital set-top terminals and cable modems. Any material disruption in supply from Broadcom or Texas Instruments for certain products would have a material adverse impact on our operations. Electricity is the primary source of energy required for our manufacturing operations. These operations do not have significant risk relating to the availability of this energy source; however, possible shortages in the supply of electricity would affect the segment's operations. Labor is generally available in reasonable proximity to the segment's manufacturing facilities.

        Generally, we do not permit customers to return products. We have not experienced seasonal buying patterns for our products recently. However, as our retail cable modem and digital set-top terminal sales increase, we may have increased sales during the holiday season at the end of each year.

  Our Facilities/Manufacturing

        Our headquarters are located in Horsham, Pennsylvania. We also have research and development and administrative offices in: San Diego and San Jose, California; Mansfield and Tewksbury,

Massachusetts; Deer Park, Illinois, and Lawrenceville, Georgia. We have several sales offices throughout North America, Europe, Latin America and the Far East, and we operate manufacturing facilities in Taipei, Taiwan; Nogales, Mexico; Nuremburg, Germany; San Jose, California, and Tewksbury, Massachusetts. Substantially all of our manufacturing is in Taiwan and Mexico.

  Integrated Electronic Systems Segment

        The Integrated Electronic Systems segment ("IESS" or the "segment") designs, manufactures and sells automotive and industrial electronics systems and solutions, telematics products and solutions, portable energy storage products and systems, and multi-function embedded board and computing system products.

  Principal Products and Services

        The Automotive Communications and Electronic Systems ("ACES") Group consists of two businesses, the Powertrain Chassis and Systems Group ("PCSG") and the Telematics Communications Group ("TCG"). PCSG uses its high-quality application and engineering expertise to design and sell custom electronic solutions for original equipment manufacturers ("OEMs"), including foreign and domestic automobile manufacturers, heavy vehicle manufacturers, farm equipment manufacturers and industrial customers, as well as first tier suppliers to such manufacturers. TCG provides automotive customers with embedded telematics control units, integrated wireless handsets, navigation and driver safety products and systems, as well as various electronic controls for automotive vehicles.

        The Energy Systems Group ("ESG") delivers complete portable energy system solutions for many of today's leading brand-name wireless handsets, notebook computers, hand-held computers, and other portable electronic products. A significant portion of ESG sales is to other businesses within Motorola, including the Personal Communications and the Commercial, Government, and Industrial Solutions segments.

        The Motorola Computer Group ("MCG") specializes in embedded computing technology that is integrated by OEMs into a wide variety of products, including: products and solutions utilized in telecommunications infrastructures; medical systems such as CAT scanners and MRI diagnostic equipment; aerospace systems such as flight simulators, and semiconductor manufacturing equipment.

        We market our products through a direct sales force, channel distributors and strategic distribution partners.

  Our Industry

        We participate in three industries. We provide products and systems used in automotive vehicles, portable energy systems such as batteries used in wireless devices, and embedded computing technology used in a wide variety of products and equipment. Demand for most of our products is linked to consumer demand for cars and wireless devices and industrial demand for computing systems.

        During 2002, MCG and ESG experienced a decrease in product demand, mainly due to weakened economic conditions. Both sales and orders were down slightly for ESG, due primarily to reductions in the price of batteries for wireless handsets and flat unit demand in the wireless handset market during the year. MCG sales and orders were down very substantially due to a continued market downturn in the telecommunication industry which significantly reduced the outsourcing by OEMs of the design of computing platforms. Both sales and orders were up substantially for ACES due to increased North America automotive production, new launches of electronic controls and other products, and previously awarded business.

  Our Strategy

        Our primary strategy is to accelerate growth by increasing market share in existing markets and expanding into related market segments. We expect that increasing market share in existing markets is expected to account for 60%-70% of our growth. As an example of this element of our strategy, the segment's ACES business continues to grow as automotive OEMs expand vehicle electronic content of the types currently sold by the segment, such as Telematics systems, that enable automated roadside assistance, navigation and advanced safety features. This market for Telematics systems is expected to grow at a rate substantially above the growth rate for the automobile industry.

        We also expect to expand in related markets to help us grow. An example of this is MCG expansion into the faster-growing medical equipment and aerospace segments, where customers can decrease development and production costs by purchasing pre-integrated platforms that allow them to focus on their own product differentiation. In the past, MCG's major focus was on telecommunications. We are also improving the high-value content of our platform solutions through technology acquisitions, such as NetPlane Systems Inc.

  Cost Reduction

        During 2002, we continued implementing major cost-reduction actions intended to improve our cost structure, refocus our long-term strategies and improve the competitiveness of the segment. We are currently moving the auto body production from Elma, New York to Nogales, Mexico, and, as a result, we have significantly downsized the Elma manufacturing facility. We are also in the process of moving the IESS and ACES headquarters from Northbrook and Elk Grove Village, Illinois to Deer Park, Illinois. The move will consolidate two facilities into one. Based upon a re-assessment of the ACES cost structure, we have established a regional automotive headquarters in Munich, Germany and are in the process of exiting the Wiesbaden, Germany facility. We are outsourcing MCG's Tempe, Arizona manufacturing activity to a contract manufacturer in Shanghai, China, resulting in a significant downsizing of MCG's Tempe facility. In addition, partly due to the programs mentioned above, we reduced the number of our employees by 5% during 2002.

  Customers

        In 2002, we sold 63% of our products to four customers: 19% to Motorola, 16% to General Motors, 14% to Ford and 14% to Daimler Chrysler. Each of these key customers is served by more than one group within the segment and with multiple products from the groups. Our largest customer within Motorola is the Personal Communications segment. The loss of a significant portion of these customers' business could have a material adverse effect upon the segment.

  Competition

        Demand for the products of ACES is linked to automobile sales in the U.S. and other countries and the level of electronic content per vehicle. Demand for ESG products is significantly linked to the sales of other Motorola businesses. Demand for MCG products is linked to demands for telecommunications, manufacturing, and other infrastructure systems in the U.S. and other countries. The segment experiences competition from numerous global competitors, including automobile manufacturers' internal or affiliated electronic control suppliers.

        ACES is the market leader for embedded telematics systems and products, as well as pressure sensor systems and products; key competitors include Delphi and Visteon. ESG is currently the third-largest provider of portable energy system solutions; key competitors include Sony, Panasonic, Sanyo and Toshiba. MCG is the market leader for VME technology (a flexible open-ended business system used in Europe) and one of the top three providers for CompactPCI Board products; key competitors include Intel, Sun Microsystems and Radisys.

        Competitive factors in the sale of our products include: price; product quality, performance and delivery; supply integrity; quality reputation; responsiveness; and design and manufacturing technology. An additional factor for MCG products is the availability of compatible software and design services.

  Payment Terms

        Generally, contract payment terms range from net 30 to 60 days.

  Backlog

        The segment's backlog was $308 million at December 31, 2002 and $261 million at December 31, 2001. Our 2002 backlog is believed to be generally firm, and approximately 100% of that amount is expected to be shipped during 2003. This forward-looking estimate of the firmness of such orders is subject to future events that may cause the percentage of the 2002 backlog actually shipped to change.

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

  Our Facilities/Manufacturing

        Our headquarters are located in Northbrook, Illinois. We also have major facilities located in Tempe, Arizona; Lawrenceville, Georgia; Farmington Hills, Michigan; Elma, New York; Seguin, Texas; Nogales, Mexico; Tianjin, China; Angers, France, and Penang, Malaysia. Most of our ACES products are manufactured in our Seguin, Texas facility. We manufacture all of our ESG products in Asia, primarily in two of our facilities in China and Malaysia. We are in the process of transferring manufacturing of MCG products from our facility in Tempe, Arizona to a contract manufacturer in Shanghai, China.

  Other Products Segment

        The Other Products segment includes: (i) Next Level Communications, Inc., a publicly-traded subsidiary in which Motorola has a controlling interest, (ii) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment and, (iii) Motorola's holdings in cellular operating companies outside the U.S.

Other Information

        Financial Information About Segments.    The response to this section of Item 1 incorporates by reference Note 10, "Information by Segment and Geographic Region," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

        Customers.    Motorola sells approximately 9.6% of our products and services to Nextel Communications, Inc. and its affiliates. In addition to Nextel, Motorola has several other large customers, the loss of one or more of these customers would have a material adverse effect on Motorola. Based on 2002 annual sales, in addition to Nextel, other large Motorola customers include China Mobile and China Unicom.

        Approximately 1.6% of Motorola's total sales in 2002 were received from various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.

        Government contractors, including Motorola, are routinely subjected to numerous audits and investigations, which may be either civil or criminal in nature. The consequences of these audits and investigations may include administrative action to suspend business dealings with the contractor and to exclude it from receiving new business. In addition, Motorola, like other contractors, reviews aspects of its government contracting operations, and, where appropriate, takes corrective actions and makes voluntary disclosures to the Government. These audits and investigations could adversely affect Motorola's ability to get new business from the U.S. Government.

        Backlog.    Motorola's aggregate backlog position, including the backlog position of subsidiaries through which some of its business units operate, as of the end of the last two fiscal years, was approximately as follows:

December 31, 2002	$5.8 billion
December 31, 2001	$7.2 billion

        Except as previously discussed in this Item 1, the orders supporting the 2002 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 93% of orders on hand at December 31, 2002 are expected to be shipped or earned with respect to contracts accounted for under percentage-of-completion of accounting during 2003. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.

        Generally, Motorola recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and collection of the related receivable is probable, which is generally at the time of shipment. Accruals are established for price protection, returns and cooperative marketing programs with distributors related to these sales. For long-term contracts, Motorola uses the percentage-of-completion method to recognize revenues and costs based on the percentage of costs incurred to date compared to the total estimated contract costs. For contracts involving new unproven technologies, revenues and profits or parts thereof are deferred until technological feasibility is established, customer acceptance is obtained and other contract-specific terms have been completed. Provisions for losses are recognized during the period in which the loss first becomes apparent. Revenue for services is recognized ratably over the contract term or as services are performed.

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

        Research and development expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $3.8 billion in 2002, $4.3 billion in 2001 and $4.4 billion in 2000 representing a 13% decline in 2002 as compared to 2001 and a 3% decline in research and development activity in 2001 as compared to 2000. In addition, research funded under customer-sponsored contracts amounted to approximately $156 million in 2002, $239 million in 2001 and $155 million in 2000. Motorola continues to believe that a strong commitment to research and development is required to drive long-term growth. Approximately 24,700 professional employees were engaged in such research activities (including customer-sponsored contracts) during 2002.

        Patents and Trademarks.    Motorola seeks to obtain patents and trademarks to protect our proprietary position whenever possible and practical.

        As of December 31, 2002, Motorola owned approximately 11,794 utility and design patents in the U.S. and 12,924 patents in foreign countries. These foreign patents are mostly counterparts of Motorola's U.S. patents, but a number result from research conducted outside the U.S. and are originally filed in the country of origin. During 2002, Motorola was granted 794 U.S. utility and design patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. In some instances, certain of the patents licensed by Motorola to others have generated meaningful amounts of income to Motorola.

        "MOTOROLA" and "Stylized M Logo" are registered trademarks of Motorola, Inc. throughout the world. Motorola has adopted, registered, or is seeking registration of the "INTELLIGENCE EVERYWHERE" trademark in all major markets to designate its products and services across all businesses of the company. These marks are valuable corporate assets. Certain other trademarks and service marks of Motorola are registered in relevant markets. Motorola's increasing focus on marketing products directly to consumers is reflected in an increasing emphasis on brand equity creation and protection. The DIGITAL DNA™ brand remains a strong and highly visible presence in Motorola's semiconductor branding strategy.

        Environmental Quality.    Motorola operations are from time to time the subjects of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The balance of the response to this section of Item 1 incorporates by reference the information contained under the captions "Environmental" and "Other" in Note 9, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

        Employees.    At December 31, 2002, there were approximately 97,000 employees of Motorola and its subsidiaries, as compared to approximately 111,000 employees at December 31, 2001, a 13% decline.

        Financial Information About Foreign and Domestic Operations and Export Sales.    Domestic export sales to third parties were $1.4 billion, $2.2 billion and $1.9 billion for the years ended December 31, 2002, 2001 and 2000, respectively. Domestic export sales to affiliates and subsidiaries, which are eliminated in consolidation, were $4.7 billion, $4.9 billion and $7.3 billion for the years ended December 31, 2002, 2001 and 2000, respectively.

        The remainder of the response to this section of Item 1 incorporates by reference Note 9, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and the "Results of Operations—2002 Compared to 2001" and "Results of Operations—2001 Compared to 2000" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the appendix to Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

Business Risk Factors

        Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (i) "Industry Environment and Our Business," about improvement in our markets and opportunity for growth; (ii) "Personal Communications Segment," about growth opportunity with the transition to 3G technologies, the impact of our strategy, continued focus on cost competitive strategies, the impact from the loss of key customers, the timing and impact of new product introductions, our software strategy, expected shipments during 2003, the allocation and regulation of frequencies, the impact of the significant cost for 3G licenses, component shortages, the availability of supplies and labor, the seasonality of the business and location of product manufacturing; (iii) "Semiconductor Products Segment," about growth in markets, establishing new partnerships to supplement internal manufacturing capacity and to share the cost of developing next generation technologies, facility closures, impact of our new business model, plans to license intellectual property, impact from the loss of key customers, expected shipments during 2003, backlog and the availability of supplies and labor; (iv) "Global Telecom Solutions Segment," about the timing and volume of the build-out of next-generation infrastructure systems, our strategy to become a total system supplier, planned employee reductions, the impact from the loss of key customers, vendor financing, the impact of the significant cost for 3G licenses and the availability of supplies and labor; (v) "Commercial, Government and Industrial Solutions Segment," about the new opportunities in the safety and security markets, the impact of mega-systems, including on our competitive position, the impact of the formation of the U.S. Homeland Security Department, our growth platform, the impact from the loss of key customers, allocation and regulation of frequencies, expected shipments during 2003 and the availability of supplies and labor; (vi) "Broadband Communications Segment," about the impact from the loss of key customers, the impact of competitive changes, the impact of regulatory matters, expected shipments during 2003, and the availability of supplies and labor; (vii) "Integrated Electronic Systems Segment," about the impact from the loss of key customers, expected shipments during 2003, and the availability of supplies and labor; (viii) "Other Information," about the impact from the loss of key customers, expected shipments during 2003, competitiveness through research and development and utilization of technology; and (ix) "Item 3: Legal Proceedings," about the ultimate disposition of pending legal matters.

        We wish to caution the reader that the following important business risks and factors, and those business risks and factors described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

  Impact of the Economic Recession

        Our business has been very negatively impacted by the economic recession that began in the latter part of 2000. We incurred sizeable net losses in 2001 and 2002. The success of ongoing changes in fiscal, monetary and regulatory policies worldwide and the duration of the war in Iraq will continue to influence the economy's rate of recovery. If these actions are not successful, and/or the war is longer than currently anticipated, the economic recovery could slow and our business will continue to be negatively impacted as our customers buy fewer products and services from us.

  Downturn in the Telecommunications Industry

        The economic recession and "dot com" bust has had a materially negative impact on the worldwide telecommunications industry over the last 2 years. The rate at which the telecommunications industry improves is critical to our ability to improve our overall financial performance.

  Uncertainty of Current Economic and Political Conditions

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

        The war in Iraq and other global conflicts, including in the Middle East and North Korea, are creating many economic and political uncertainties that are impacting the global economy. A longer than anticipated war in Iraq or continued escalation of other conflicts could severely impact demand for our products. In addition, because of the uncertainties caused by these conflicts it is very difficult to determine the impact on the struggling economy and how our business will perform.

        The terrorist attacks in 2001 created many economic and political uncertainties that have severely impacted the global economy. We experienced a further decline in demand for our products after the attacks. The potential for future terrorist attacks is creating worldwide uncertainties and makes it very difficult to determine the impact on the struggling economy and how our business will perform.

  Impact of Cost-Reduction Efforts

        Since the second half of 2000, we have been reducing costs and simplifying our product portfolios in all of our businesses. We discontinued product lines, exited businesses, consolidated manufacturing operations and reduced our employee population by approximately 50,000.

        The impact of these cost-reduction efforts on our sales and profitability may be influenced by:

          Our ability to successfully complete these ongoing efforts;

          Our ability to generate the level of cost savings we expect and/or that are necessary to enable us to effectively compete;

          The risk that we may not be able to retain key employees;

          Our manufacturing capacity; and

          The performance of other parties under outsourcing arrangements.

        An important cost-reduction action is to reduce the number of our facilities, including manufacturing facilities. All of our businesses have exited facilities and/or consolidated facilities. As a result, our products are manufactured in fewer facilities. While we have business continuity and risk management plans in place in case capacity is significantly reduced or eliminated at a given facility, with fewer alternative facilities manufacturing could be disrupted for longer periods of time. As a result, we could have difficulties fulfilling our orders and our sales and profits could decline.

        Another cost-reduction action has been to develop outsourcing arrangements for the design and/or manufacture of certain products and components. If these third parties fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our orders and our sales and profits could decline.

  Cost of Licenses to Use Radio Frequencies

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

        Industry growth has been and may continue to be affected by the cost of new licenses required to use frequencies and the related frequency relocation costs. Typically, governments sell these licenses at auctions. Over the last several years, the costs of these licenses and the related frequency relocation costs have increased significantly, particularly for frequencies used in connection with 3G technology. The significant cost for licenses and related frequency relocation costs have slowed and may continue to slow the growth of the industry. Growth is slowed because some operators have funding constraints limiting their ability to purchase new licenses, pay the relocation costs or technology to upgrade systems and the financial results for a number of our business have been affected by the industry's rate of growth.

  Adequate Supplies

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

  Financial Flexibility

        From time to time we access the capital markets to obtain long-term financing. Although we believe that we can continue to access the capital markets in 2003 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by the Company's current levels of outstanding debt and our credit ratings. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, including in particular the health of the telecommunications and semiconductor industries are outside of our control. There can be no assurances that we will continue to have access to the capital markets on favorable terms.

        Our credit ratings have been downgraded several times over the last two years, most recently on June 14, 2002. While we remain an investment grade credit, if our ratings were to decline two levels from the current ratings we would no longer be considered investment grade. Our financial flexibility would be reduced and our cost of borrowing would increase. Some of the factors that impact our credit ratings, including the overall economic heath of the telecommunications and semiconductor industries, are outside of our control. There can be no assurances that our current credit ratings will continue.

        Our commercial paper is rated "A-2/P-2". Given the much smaller size of the market for commercial paper rated "A-2/P-2" and the number of large commercial paper issuers in this market, commercial paper or other short-term borrowings may be unavailable or of limited availability to participants in this market. Although we continue to issue commercial paper, we have greatly reduced it as a funding source. There can be no assurances that we will continue to have access to the commercial paper markets on favorable terms.

  Ability to Draw under Credit Facilities and Renew One-Year Facility

        We view our existing one-year and three-year revolving domestic credit facilities as sources of available liquidity. These facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We have never borrowed under these facilities. If we wish to borrow under these facilities in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. By its terms, the one-year credit facility expires on May 29, 2003. We anticipate renewing the facility on terms at least as favorable as the existing facility, but there can be no assurances of renewal or the terms on which we renew.

  Strategic Acquisitions and the Integration of New Businesses

        In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (1) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) the potential loss of key employees of the acquired businesses; (5) the risk of diverting the attention of senior management from our operations; (6) the risks of entering new markets in which we have limited experience; (7) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (8) future impairments of goodwill of an acquired business.

        Many acquisition candidates in the industries in which we participate carry higher relative valuations than we do. This is particularly evident in software and services businesses. Acquiring a business that has a higher valuation than Motorola is dilutive to our earnings, especially when the acquired business has little or no revenue. In addition, we may not pursue opportunities that are highly dilutive to earnings and have, in the past, foregone such acquisitions.

        Key employees of acquired businesses may receive substantial value in connection with a transaction in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. To retain such employees and integrate the acquired business, we may offer additional, sometimes costly, retention incentives.

        The impact of generally accepted accounting principles ("GAAP") effective in 2002 may further deter us from pursuing acquisition candidates the value of which is largely attributable to goodwill. Under GAAP, the recorded goodwill acquired in connection with business combinations is no longer amortized. An impairment test of the recorded goodwill must be performed at least annually. If the value of goodwill were impaired, we would be required to recognize a charge against our earnings. Uncertainty as to the timing and magnitude of any such charge would influence our decision to acquire businesses whose values far exceed their tangible assets.

  Strategic Alliances

        Our success is, in part, dependent upon our ability to effectively partner with other industry leaders to meet customer product and service requirements and our design and technology innovations.

  Fluctuations in the Fair Values of Portfolio Investments

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

        We also have invested in numerous privately-held companies, many of which can still be considered in startup or developmental stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose all or substantially all of our investments in these companies, and in some cases have.

  Future Possible Impairment of Certain Assets

        Under GAAP, effective in 2002, we recorded goodwill acquired in connection with business combinations and performed an impairment test on the recorded goodwill, as it is no longer amortized, at least annually. If the value of goodwill is impaired, we are required to recognize a charge against our earnings. As of December 31, 2002, the net book value of goodwill was $1.4 billion. If all or a portion of this goodwill became impaired, it would negatively impact our earnings.

        Under GAAP, the Company also must assess the value of its property, plant and equipment to evaluate whether those assets are impaired. If the value of those assets is impaired, we are required to recognize a charge against our earnings. As of December 31, 2002, the net book value of those assets was $6.1 billion. In 2002, the Company recorded fixed asset impairment charges of $1.4 billion, primarily related to manufacturing facilities. Additional impairment charges would negatively impact our earnings.

        Under GAAP, the Company also must assess the value of its investment portfolio to evaluate whether those assets are impaired. If the value of those assets is impaired, we are required to recognize a charge against our earnings. As of December 31, 2002, the net book value of those assets was $2.1 billion. In 2002, the Company recorded investment portfolio impairment charges of $1.3 billion. Additional impairment charges would negatively impact our earnings.

  Deferred Tax Assets

        If the Company continues to operate at a loss or is unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on future operating results.

  Recruitment and Retention of Employees

        Competition for key technical personnel in high-technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate and retain qualified engineers and other highly-skilled personnel needed to compete and develop successful new products. We may not be as successful at recruiting, assimilating and retaining these highly-skilled personnel as our competitors, especially because of our recent employee reductions.

  Changes in Government Policy or Economic Conditions

        Our results may be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. Our results may also be affected by social and economic conditions, which impact our operations, including in emerging markets in Asia and Latin America and in markets subject to ongoing political hostilities and war, including the Middle East.

  Risk Related to Our International Operations and Sales

        Our customers are located throughout the world and more than half of our sales are outside of the U.S. In addition, we have many manufacturing, administrative and sales facilities outside the U.S., more than half of our products are manufactured outside the U.S. and, approximately 54% of our employees are employed outside the U.S.

        As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales and/or profitability, including from: (1) tariffs and trade barriers; (2) regulations related to customs and import/export matters; (3) longer payment cycles; (4) tax issues; (5) currency fluctuations; (6) challenges in collecting accounts receivable; (7) cultural and language differences; and (8) employment regulations.

        Many of our products that are manufactured outside of the U.S. are manufactured in Asia. In particular, we have sizeable operations in China, including manufacturing operations and 14% of our sales are made in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely impacted by changes to or interpretation of Chinese law. Further, if manufacturing in the region was disrupted, our overall capacity could be significantly reduced and sales and/or profitability could be negatively impacted.

        We have operations, including manufacturing operations, in Israel and also sell our products there. The current hostilities in the region could negatively impact our operations in Israel and our sales in the whole region.

  Uncertainties of the Internet

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

  Uncertainties Related to Insurance

        The Company has many types of insurance coverage. Since the terrorist attacks on September 11, 2001, the cost of insurance has increased, deductibles have increased, and in some cases, insurance has not been available. Motorola also self insures for some risks and obligations. As insurance becomes more expensive or unavailable, we may have to self insure for more matters. If there are large losses related to self insured matters our financial performance will be impacted.

  Rapid Technological Change

        The markets for our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments carried out by our competitors. The development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly our business will suffer.

  Development of New Products and Technologies

        Our results are subject to risks related to our significant investment in developing and introducing new products, such as: (1) advanced digital wireless handsets; (2) CDMA 1X, UMTS and other technologies for 3G wireless networks; (3) products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems; (4) integrated digital radios; (5) integrated public safety solutions and (6) advanced semiconductor products. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of industry standards; (iv) the significant amount of resources we must devote to the development of new technology; and (v) the ability to differentiate our products and compete with other companies in the same markets.

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

  Demand for Customer Financing

        The competitive environment in which we operate may require us to provide long-term customer financing to win a contract. Customer financing arrangements may include all or a portion of the purchase price for our products and services, as well as working capital. In some circumstances these loans can be very large. We may also assist customers in obtaining financing from banks and other sources and may also provide financial guarantys on behalf of our customers. Our success, particularly in our infrastructure businesses, may be dependent, in part, upon our ability to provide customer financing on competitive terms.

  Customer Credit Risk

        While we have generally been able to place a portion of our customer financings with third-party lenders, a portion of these financings are supported directly by us. There can be higher risks associated with some of these financings, particularly when provided to start-up operations such as local network providers, to customers in developing countries, or to customers in specific financing-intensive areas of the industry (such as 3G wireless operators). At the end of 2002, we had reserves of $2.3 billion relating to our finance receivables primarily due to customer defaults. Should additional customers fail to meet their obligations on new or existing loans, losses could be incurred and such losses could have an adverse effect on us.

  Risks from Large System Contracts

        We are exposed to risks due to large system contracts for infrastructure equipment and the resulting reliance on large customers. These include: (1) the technological risks of such contracts, especially when the contracts involve new technology, and (2) the financial risks to us under these contracts, including the estimates inherent in projecting costs associated with large contracts and the related impact on operating results. We are also facing increasing competition from traditional system integrators and the defense industry as system contracts get larger and more complicated. Political developments can impact the nature and timing of these large contracts.

  Renewed Growth in the Cable Industry

        The cable industry is a major customer of our Broadband Communications segment. Primarily due to the economic recession that began in 2001 and in an effort to improve their cash flow and lower their cost structure, cable operators significantly reduced their capital spending in 2001 and 2002. The ability of that segment to grow is dependent, in part, on growth in the cable industry and that industry's ability to compete with other entertainment providers.

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

        Because of continuing consolidation within the cable industry worldwide, a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable television system operators. Last year, sales to the Broadband Communications segment's largest customer, Comcast, which merged with AT&T Broadband in 2002, represented approximately 40% of the Broadband Communications segment's total sales.

  Regulatory and other Changes Impacting our Cable Products

        Currently, reception of digital television programming from the cable broadband network requires a set-top terminal with certain technology. This security technology has limited the availability of set-top terminals to those manufactured by a few cable network manufacturers, including Motorola. The FCC enacted regulations requiring separation of security functionality from set-top terminals to increase competition and encourage the sale of set-top terminals in the retail market. Traditionally, cable service providers sold or leased the set-top terminal to their customer. As the retail market develops for set-top terminals, sales of our set-top terminals may be negatively impacted.

        The FCC has mandated that digital tuners to enable access to cable networks be incorporated into television sets by 2006. As a result, sales of set-top terminals may be negatively impacted.

  Recovery from Semiconductor Market Recession

        During the second half of 2002, the semiconductor industry appeared to be beginning to recover from the recent industry-wide recession. There can be no assurances that this recovery will continue or the rate of any such recovery.

  Ability to Compete in Semiconductor Market

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

  Success and Impact of Increased Use of Semiconductor Foundry and Contract House Manufacturing Capacity and Partnerships

        The success of our semiconductor business may be dependent on its ability to increase utilization of foundry and contract house manufacturing capacity and partner with other manufacturers to share costs of funding major capital projects, including research and development. These efforts may impact our capital expenditures, production costs and ability to satisfy delivery requirements.

  Renewed Growth in the Automobile Industry

        Demand for our automotive products is linked to consumer demand for automobiles. The automobile industry has been adversely impacted by the economic recession. Renewed growth for automotive products is partially dependent on increased vehicle production in the U.S. and Europe.

  Additional Risk Factors Included In Proxy Statement

        Certain portions of Motorola's Proxy Statement for the 2003 annual meeting of stockholders including Management's Discussion and Analysis and Consolidated Financial Statements are incorporated by reference into this Form 10-K. There are additional important factors included therein, including those beginning on page F-33 of the appendix to Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

Available Information

        We make available free of charge through our website, www.motorola.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. These reports may also be obtained without charge by contacting Investor Relations, Motorola, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorola.com, phone: 1-800-262-8509. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

        ® Reg. U.S. Patent & Trademark Office.

        MOTOROLA and the Stylized M Logo are registered in the U.S. Patent and Trademark office. JAVA is a registered trademark of Sun Microsystems, Inc. in the U.S. and other countries. All other products or service names are the property of their respective owners.

Item 2: Properties

        Motorola's principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola also operates manufacturing facilities and sales offices in the U.S. and many other countries. (See "Item 1: Business" for information regarding the location of the principal manufacturing facilities for each industry segment.) Motorola owns 79 facilities (manufacturing, sales, service and office), 43 of which are located in North America and 36 of which are located in other countries. Motorola leases 357 facilities, 140 of which are located in North America and 217 of which are located in other countries.

        As part of Motorola's overall strategy to reduce operating costs and improve the financial performance of the corporation, a number of businesses and facilities have either been sold or are currently for sale. During 2002, facilities in Easterinch, Scotland; Stotfold, U.K; Boynton Beach, Florida; Schaumburg, Illinois and Ft. Worth Texas were sold with partial leasebacks of the facilities in Ft. Worth Texas and Boynton Beach, Florida. In February, 2003, a facility in Irvine, California that was not occupied by Motorola was sold. Facilities, (or portions thereof), in Mesa, Arizona; Tempe, Arizona; Harvard, Illinois; Northbrook, Illinois; Austin, Texas; Penang, Malaysia; Swindon, U.K.; Sendai, Japan, and South Queensferry, Scotland are currently up for sale.

        Motorola generally considers the productive capacity of the plants operated by each of its industry segments adequate and sufficient for the requirements of each business group. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

        A substantial portion of Motorola's products are manufactured in Asia, primarily China, either in our own facilities or the facilities of others who manufacture and assemble products for Motorola. If manufacturing in the region was disrupted, Motorola's overall productive capacity could be significantly reduced.

Item 3: Legal Proceedings

  Personal Injury Cases

        Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. On October 9, 2002, the Circuit Court entered summary judgment in defendants' favor. Plaintiffs have appealed the judgment. Kane, et al., v. Motorola, Inc., et al., filed December 13, 1993 in the Circuit Court of Cook County, Illinois, alleges that plaintiffs' brain cancer was caused or aggravated by a prototype communication device. On May 11, 2000, the Court entered summary judgment in Motorola's favor holding that there was no evidence to support plaintiffs' theory of causation. On September 26, 2002, the Illinois Appellate Court affirmed the entry of summary judgment for Motorola and denied plaintiffs' appeal. Plaintiffs have sought leave to appeal the decision to the Illinois Supreme Court. Medica et al., v. Motorola, Inc., et al.,filed September 7, 1999 in the District Court of Clark County, Nevada, alleges that use of a cellular phone caused a malignant brain tumor. Newman et al., v. Motorola,  Inc., et al., filed August 1, 2000, in the Circuit Court for Baltimore City, Maryland and subsequently removed to the U.S. District Court, alleges that use of a cellular phone caused a malignant brain tumor. On September 30, 2002, the district court in Newman ruled that plaintiffs' expert testimony did not meet the standards of admissibility in the federal courts. With no admissible expert evidence to establish causation, the court subsequently entered summary judgment for defendants. Plaintiffs have appealed the judgment.

        During 2001, the Judicial Panel on Multidistrict Litigation ruled that five cases, Naquin, et al., v. Nokia Mobile Phones, et al., Pinney and Colonell v. Nokia, Inc., et al., Gillian et al., v. Nokia, Inc., et al., Farina v. Nokia, Inc., et al., and Gimpelson v. Nokia Inc, et. al., which allege that the failure to incorporate a remote headset into cellular phones rendered the phones defective and that cellular phones cause undisclosed injury to cells and other health risks, be transferred to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (the "MDL Proceeding").

        During 2002, the MDL panel transferred and consolidated seven additional cases, Horn v. Motorola, Inc., et. al., Murray v. Motorola, Inc., et al., Agro et. al., v. Motorola, Inc., et al., Cochran et. al., v. Audiovox Corporation, et al., Schofield et. al., v. Matsushita Electric Corporation of America, et al., each of which alleges that use of a cellular phone caused a malignant brain tumor, Dahlgren v. Motorola, Inc., et.al., which alleges that defendants manufactured and sold cell phones that increase the risk of adverse cellular reaction and or cellular dysfunction and failed to disclose biological effects, and Brower v. Motorola, Inc., et al., which contains allegations similar to Horn and Dahlgren, with the MDL Proceeding.

        On March 5, 2003, the MDL Court dismissed with prejudice the five cases consolidated during 2001. In doing so, the Court stated that the subject matter is preempted and not appropriate for litigation, but is entrusted by Congress to federal agencies.

  Iridium-Related Cases

  Class Action Securities Lawsuits

        Motorola has been named as one of several defendants in putative class action securities lawsuits pending in the District of Columbia arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business. The plaintiffs seek an unspecified amount of damages. On March 15, 2001, the federal district court judge consolidated the various securities cases under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. Motorola moved to dismiss the plaintiffs' complaint on July 15, 2002, and that motion has not yet been decided.

        In addition, Motorola has been named as a defendant in Andrews, et al. v. Iridium World Communications, LTD, et al., filed in the Superior Court of California (San Diego), by 42 plaintiff purchasers of Iridium securities who allege violations of California securities laws. The parties reached a settlement in December 2002, which is proceeding to finalization.

  Bankruptcy Court Lawsuit

        Motorola has been sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages.

  Iridium India Lawsuits

        Motorola, and certain of its current and former officers and directors, including Mr. Christopher B. Galvin, Chairman of the Board and Chief Executive Officer, were named as defendants in a private criminal complaint filed by Iridium India Telecom Ltd. ("Iridium India") in October 2001 in the Court of the Extra Judicial Magistrate, First Class, Khadki, Pune, India. Iridium India is the purchaser of certain rights from Iridium LLC ("Iridium") to set up, develop and operate a gateway for the Iridium system in South Asia. The Iridium India Telecom Ltd. v. Motorola, Inc. et al. complaint alleges that the defendants conspired to, and did, commit the criminal offense of "cheating" by fraudulently inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and attempt to develop a market for Iridium services in India. Under the Indian penal code, "cheating" is punishable by imprisonment for up to 7 years and a fine of any amount. The court may also require the defendants to compensate the victim for its losses suffered as a result of the offense, which the complaint estimates at approximately $100 million.

        In September 2002, Iridium India also filed a civil suit in the Bombay High Court against Motorola and Iridium LLC. The suit alleges fraud, intentional misrepresentation and negligent misrepresentation by Motorola and Iridium LLC in inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for Iridium services in India. Iridium India claims in excess of $200 million in damages and interest.

  Chase Manhattan Lawsuits

        Motorola was sued in four lawsuits relating to the Iridium satellite communications business filed by The Chase Manhattan Bank, as agent for Iridium's secured lenders, under a December 1998 $800 million secured credit agreement. In March 2003, Motorola reached a settlement agreement with Chase covering the four cases, including Motorola's counterclaim. Under the settlement agreement, the four cases were dismissed with prejudice, and Motorola released its claim to the approximately

$371 million paid to an escrow account in April 2002 and made an additional payment of approximately $12 million. A description of these four cases follows:

  (1)
  In early 2002 in The Chase Manhattan Bank v. Motorola, the United States District Court for the Southern District of New York found in favor of Chase on its claim that Motorola breached its commitment to provide a $300 million loan guarantee relating to Iridium's debt. On April 5, 2002, Motorola paid $371 million to an escrow account, representing the amount of the judgment plus interest, but excluding attorneys' fees. That payment was subject to return pending a potential appeal. Motorola also filed a counterclaim in that action, alleging that Chase acted in bad faith when it loaned Iridium approximately $260 million of Motorola-guaranteed money shortly before Iridium's bankruptcy filing.

  (2)
  Chase brought suit in the District of Delaware against Motorola and seventeen other parties in The Chase Manhattan Bank v. Iridium Africa Corp., et al. In that lawsuit, Chase alleged that Motorola and other investors in Iridium LLC are obligated to pay Chase certain amounts allegedly due under the Iridium LLC Agreement as a Reserve Capital Call. In Motorola's case, this could have required an additional equity investment of approximately $50 million.

  (3)
  On August 9, 2002, Chase filed a related lawsuit, The Chase Manhattan Bank v. BCE Mobile Communications, Inc., et al.,against Motorola Canada Limited and six other defendants in the United States District Court for the District of Delaware, alleging that Motorola Canada is required to guarantee one-third of Iridium Canada's Reserve Capital Call obligation of $10 million.

  (4)
  In October 2001, Chase and the other secured lenders of Iridium Operating LLC filed a complaint against Motorola in the Supreme Court of New York, The Chase Manhattan Bank, et al. v. Motorola, Inc., alleging that the lenders were fraudulently induced to enter into the secured credit facility and seeking recovery of the unpaid portion of the loan.

        Mr. Douglas A. Warner, III, a director of Motorola, served as Chairman of the Board and Co-Chairman of the Executive Committee of J.P. Morgan Chase, the parent of The Chase Manhattan Bank, from December 2000 until he retired in November 2001.

  Shareholder Derivative Case

        M&C Partners III v. Galvin, et al., filed January 10, 2002, in the Circuit Court of Cook County, Illinois, is a shareholder derivative suit filed derivatively on behalf of Motorola against fifteen current and former members of the Motorola Board of Directors and Motorola as a nominal defendant. The lawsuit alleges that the Motorola directors breached their fiduciary duty to the company and/or committed gross mismanagement of Motorola's business and assets by allowing Motorola to engage in improper practices with respect to Iridium. The suit seeks an unspecified amount of damages. In November 2002, the court dismissed the plaintiffs' complaint in its entirety without prejudice. Plaintiffs filed their amended complaint on March 14, 2003.

        An unfavorable outcome in one or more of the Iridium-related cases still pending could have a material adverse effect on Motorola's consolidated financial position, liquidity or results of operations.

  Telsim-Related Cases

        Motorola is owed approximately $2 billion dollars under loans to a wireless telephone operator in Turkey, Telsim Mobil Telekomunikasyon Hizmetleri A.S. ("Telsim"). Telsim defaulted in April 2001. The Company fully reserved the carrying value of the Telsim loans in the second quarter of 2002. The Company is involved in the following legal proceedings related to Telsim. The Uzan family controls Telsim.

  U.S. Case

        On January 28, 2002, Motorola Credit Corporation ("MCC"), a wholly-owned subsidiary of Motorola, initiated a civil action with Nokia Corporation ("Nokia"), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as some of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws. The suit alleges 13 separate counts of wrongdoing, including (i) three counts alleging violations of Illinois fraud and conspiracy laws; (ii) three federal statutory counts alleging computer hacking; (iii) one count alleging violations of the Illinois Trade Secrets Act; (iv) one count seeking imposition of an equitable lien and constructive trust; (v) one count seeking declaratory relief; and (vi) four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly known as "RICO". The suit is pending in the United States District Court for the Southern District of New York (the "U.S. Court").

        Upon filing the action, MCC and Nokia were able to attach various Uzan-owned real estate in New York. Subsequently, this attachment order was expanded to include a number of bank accounts, including those owned indirectly by the Uzans. These attachments remain in place as of March 26, 2003.

        On May 9, 2002, the U.S. Court entered a Preliminary Injunction confirming the prejudgment relief it previously granted and further ordering the defendants to deposit the stock that was pledged to MCC (including improperly issued new shares (the "Diluted Stock"), that effectively diluted MCC's pledge from the contractually mandated 66% interest to a 22% interest) into the registry of the U.S. Court. This preliminary injunction is referred to as the "May 2002 Preliminary Injunction". Due to the defendants' failure to deposit the stock into the registry of the U.S. Court by the U.S. Court-imposed deadline of May 24, 2002 set forth in the May 2002 Preliminary Injunction, the defendants were found to be in contempt of the U.S. Court. Defendants' request to stay the May 2002 Preliminary Injunction as to the deposit of the stock into the U.S. Court's registry was denied by the U.S. Court and the United States Court of Appeals for the Second Circuit (the "Appellate Court").

        The U.S. Court tried the case without a jury to conclusion on February 19, 2003. There has been no final ruling in this case, however the Appellate Court decision below will impact the court's decision.

        On March 7, 2003, the Appellate Court issued an opinion regarding a series of appeals filed by the Uzans from the District Court's earlier rulings. The Appellate Court:

  •
  Upheld the May 2002 Preliminary Injunction, finding it was sufficiently supported by the fraud claims under Illinois law;

  •
  Found that the RICO claims were premature and dismissed each claim without prejudice. It acknowledged that the Company may refile the RICO claims after it attempts to foreclose on any available collateral and pursues whatever other remedies it has against Telsim;

  •
  Remanded the case back to the District Court to reconsider whether that court should retain jurisdiction to decide the merits of the Illinois claims.

        The Appellate Court did not rule on the merits of the Uzan's claim that this matter may only be resolved through arbitration in Switzerland. A discussion of the arbitration in Switzerland can be found in the section below entitled "Foreign Proceedings."

        The Company continues its recovery efforts, however, the Company currently believes that the litigation, collection and/or settlement processes will be very lengthy in light of the Uzans' decision to violate various courts' orders.

  Foreign Proceedings

        On January 29, 2002, MCC filed an action in the United Kingdom before the High Court of Justice, Queen's Bench Division ("the UK Court") against Cem Uzan seeking an order freezing up to $50 million of his assets located in England and Wales. MCC filed a further action on May 29, 2002 before the UK Court, against Cem Uzan, Hakan Uzan, Kemal Uzan and Aysegul Akay, seeking a worldwide freezing injunction against each of their assets up to a value of $200 million. The UK Court granted the injunctions, denied defendants' requests to set aside the freezing orders, ordered that the defendants were required to make further disclosures concerning their worldwide assets, and denied their application for leave to appeal the decisions. Subsequently, the Uzans' disclosures were found to be inadequate and the Uzans were ordered to appear for cross-examination. They refused to appear and were held in contempt of court. They were each ordered to be imprisoned for periods up to 15 months. They have appealed the orders. Permission to appeal was granted on some aspects of the order. The appeals were heard in February 2003 and a ruling is pending.

        On February 5, 2002, Telsim initiated arbitration against MCC in Switzerland at the Zurich Chamber of Commerce.    In Telsim's request for arbitration, Telsim acknowledged its debt, but has alleged that the disruption in the Turkish economy during 2001 should excuse Telsim's failure to make payments on the MCC loans as required under the agreements between the parties. Telsim seeks a ruling excusing its failure to adhere to the payment schedule and establishing a new schedule for repayment of Telsim's debt to MCC. On June 7, 2002, Rumeli Telfon ("Rumeli") initiated arbitration against MCC in the Zurich Chamber of Commerce requiring that MCC consent to Rumeli's request to place the Diluted Stock into an escrow account into Switzerland. Both of these arbitrations are proceeding.

        On June 19, 2002, Telsim initiated arbitration against Motorola, Ltd. and Motorola Komünikasyon Ticaret ve Servis Ltd. Sti., both wholly-owned subsidiaries of Motorola, before the International Chamber of Commerce in Zurich, Switzerland, seeking approximately 179 million pounds (approximately US$280.5 million) as damages for the defendants' alleged sale of defective products to Telsim. We have denied the claims and have filed a counterclaim. Hearings have been scheduled for November 2003 and January 2004.

        Motorola has also filed attachment proceedings in several foreign jurisdictions resulting in the preliminary seizure of assets owned by the Uzans and various entities within their control.

  Class Action Securities Lawsuits

        A purported class action lawsuit was filed against the former Chief Financial Officer of Motorola, Inc. on December 24, 2002 in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, Barry Family LP v. Carl F. Koenemann. Plaintiff claims that the price of Motorola's stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (Telsim), in connection with the sale of telecommunications equipment by Motorola. Plaintiff proposes a class period of February 3, 2000 through May 14, 2001, and seeks an unspecified amount of damages.

        Subsequent to the filing of the Barry lawsuit, 17 additional putative class action complaints have been filed in federal court, both in the Southern District of New York and in the Northern District of Illinois, alleging the same or similar violations of the federal securities laws arising out of the failure to disclose vendor financing in connection with the sale of equipment to Telsim, but naming additional defendants, including Motorola, Inc., as well as former and current officers and directors of the company. It is Motorola's expectation that a lead plaintiff will be appointed and all of the complaints will be consolidated into one case. Following the consolidation, a new complaint will be filed.

        The information contained under the captions "Environmental", "Iridium Program", and "Other" in Note 9, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2003 annual meeting of stockholders is incorporated herein by reference.

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

Item 4: Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        Following are the persons who were the executive officers of Motorola as of February 28, 2003, their ages as of January 1, 2003, their current titles and positions they have held during the last five years:

        Christopher B. Galvin; age 52; Chairman of the Board and Chief Executive Officer since June 1999; Chief Executive Officer from January 1997 to June 1999.

        Robert L. Barnett; age 62; Executive Vice President since January 2003; Executive Vice President, President and Chief Executive Officer, Commercial, Government and Industrial Solutions Sector ("CGISS") from October 2002 to January 2003; Executive Vice President and President, CGISS from July 1998 to October 2002; Executive Vice President and President, Land Mobile Products Sector from March 1997 to July 1998.

        Gregory Q. Brown; age 42; Executive Vice President, President and Chief Executive Officer, Commercial, Government and Industrial Solutions Sector since January 2003; Chairman of the Board and Chief Executive Officer of Micromuse, Inc. from February 1999 to January 2003; President, Ameritech Customer Business Services from September 1996 to February 1999.

        Dennis J. Carey; age 56; Executive Vice President, President and Chief Executive Officer, Integrated Electronic Systems Sector since November 2002; Executive Vice President, Business Development, Strategy and Corporate Operations of The Home Depot, Inc. from May 2001 to March 2002; Executive Vice President and Chief Financial Officer of The Home Depot, Inc. from May 1998 to May 2001; Vice President and General Manager—Corporate Productivity and Mergers and Acquisitions, AT&T Corp. from April 1997 to May 1998.

        Eugene A. Delaney; age 46; Executive Vice President and President, Global Relations and Resources Organization since July 2002; Senior Vice President and President, Global Relations and Resources Organization from February 2002 to July 2002; Senior Vice President and General Manager, Global Customer Solutions Operations Asia/Pacific from October 2001 to February 2002; Senior Vice President and General Manager, Telecom Carrier Solutions Group, Global Telecom Solutions Sector from August 2000 to October 2001; Senior Vice President and General Manager, Global Telecom Solutions Group, Communications Enterprise from April 1999 to August 2000; Senior Vice President and General Manager, Network Solutions Sector from May 1998 to April 1999; Corporate Vice President and General Manager, Cellular Infrastructure Group, Network Solutions Sector from September 1997 to May 1998.

        David W. Devonshire; age 57; Executive Vice President and Chief Financial Officer since April 2002; Executive Vice President and Chief Financial Officer of Ingersoll-Rand Company from January 2000 to January 2002; Senior Vice President and Chief Financial Officer of Ingersoll-Rand Company from January 1998 to January 2000.

        Glenn A. Gienko; age 50; Executive Vice President and Motorola Director of Human Resources since May 1996.

        A. Peter Lawson; age 56; Executive Vice President, General Counsel and Secretary since May 1998; Senior Vice President, General Counsel and Secretary from November 1996 to May 1998.

        Thomas J. Lynch; age 48; Executive Vice President, President and Chief Executive Officer, Personal Communications Sector ("PCS") since October 2002; Executive Vice President and President, PCS from August 2002 to October 2002; Executive Vice President and President, Integrated Electronic Systems Sector from January 2001 to August 2002; Senior Vice President and General Manager, Satellite & Broadcast Network Systems, Broadband Communications Sector from February 2000 to January 2001; Senior Vice President and General Manager, Satellite & Broadcast Network Systems, General Instrument Corporation from May 1998 to February 2000; Vice President and General Manager, Transmission Network Systems, General Instrument Corporation from August 1995 to May 1998.

        Daniel M. Moloney; age 43; Executive Vice President, President and Chief Executive Officer, Broadband Communications Sector ("BCS") since October 2002; Executive Vice President and President, BCS from June 2002 to October 2002; Senior Vice President and General Manager, IP Systems Group, BCS from February 2000 to June 2002; Senior Vice President and General Manager, Advanced Networks and Telecom Business Unit, General Instrument Corporation from July 1998 to January 2000; Vice President and General Manager, Analog Network Systems Business Unit, General Instrument Corporation from June 1995 to June 1998.

        Adrian R. Nemcek: age 55; Executive Vice President, President and Chief Executive Officer, Global Telecom Solutions Sector ("GTSS") since October 2002; Executive Vice President and President, GTSS from August 2002 to October 2002; Senior Vice President and President, GTSS from September 2001 to August 2002; Senior Vice President and General Manager, Office of Strategy, GTSS from August 2000 to September 2001; Senior Vice President and General Manager, Customer Solutions Group, Network Solutions Sector from January 1999 to August 2000; Corporate Vice President and General Manager, EMEA Group, Cellular Infrastructure Group from March 1998 to January 1999; Corporate Vice President and General Manager, GSM Products Division from June 1996 to March 1998.

        Fred (Theodore) A. Shlapak; age 59; Executive Vice President, President and Chief Executive Officer, Semiconductor Products Sector ("SPS") since October 2002; Executive Vice President and President, SPS from September 2000 to October 2002; Senior Vice President and Assistant to the President, SPS from December 1998 to September 2000; Senior Vice President and General Manager, SPS Wireless Subscriber Systems Group from June 1997 to December 1998.

        Leif G. Soderberg; age 48; Senior Vice President and Director, Global Strategy and Corporate Development since November 2002; Senior Vice President and Director, Corporate Strategy from April 2002 to November 2002; Senior Vice President and General Manager, Strategy, Corporate Development and Industry Relations, Personal Communications Sector from September 2000 to April 2002; Senior Vice President and General Manager, Systems Solutions Group, Commercial, Government and Industrial Solutions Sector from December 1998 to September 2000; Corporate Vice President and Director, Strategy and Business Development, Communications Enterprise from March 1998 to December 1998; Corporate Vice President and General Manager, RPG Americas Group from December 1996 to March 1998.

        Padmasree Warrior; age 42; Senior Vice President and Chief Technology Officer since January 2003; Corporate Vice President and General Manager, Energy Systems Group, Integrated Electronic Systems Sector from April 2002 to January 2003; Corporate Vice President and General Manager, Thoughtbeam, Inc., a wholly owned subsidiary of Motorola, Inc., from October 2001 to April 2002; Corporate Vice President, Chief Technology Officer and Director, DigitalDNA Laboratories, Semiconductor Products Sector ("SPS") from December 2000 to October 2001; Vice President, Chief Technology Officer and Director, DigitalDNA Laboratories, SPS from July 2000 to December 2000; Vice President and Assistant Director, DigitalDNA Laboratories, SPS from August 1999 to July 2000; Vice President and Director HiPerMOS and RFLDMOS Device Center of Excellence, SPS from February 1999 to August 1999; Director HiPerMOS and RFLDMOS Device Center of Excellence, SPS from June 1997 to February 1999.

        Mike S. Zafirovski; age 49; President and Chief Operating Officer since July 2002; Executive Vice President and President, Personal Communications Sector from June 2000 to July 2002. Prior to joining Motorola, Mr. Zafirovski was at the General Electric Company for more than 24 years in several senior positions, including President and Chief Executive Officer of GE Lighting, General Electric Company from July 1999 to May 2000; President of GE Lighting, Europe, Middle East and Africa, General Electric Company from April 1996 to June 1999.

        The above executive officers will serve as executive officers of Motorola until the regular meeting of the Board of Directors in May 2003 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above. We have made no loans to any of our executive officers to purchase the Company's common stock or derivative securities related to the Company's common stock.

PART II

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters

        Motorola's common stock is listed on the New York, Chicago and Tokyo Stock Exchanges. The number of stockholders of record of Motorola common stock on January 31, 2003 was 106,807. The remainder of the response to this Item incorporates by reference Note 14, "Quarterly and Other Financial Data" of Notes to Consolidated Financial Statements contained in the appendix to Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

        During 2002, Motorola issued an aggregate of 20,250,165 shares of common stock (for an aggregate sales price of approximately $167.3 million) to 5 holders of warrants issued by General Instrument Corporation ("GI") prior to the merger of Motorola and GI, which was consummated on January 5, 2000. As a result of these warrant exercises, all such warrants issued by GI have now been exercised and no warrants issued by GI to purchase Motorola common stock remain outstanding as of June 29, 2002. Motorola has filed a Registration Statement on Form S-3 (File No. 333-36320) covering the resale of all such shares of common stock by the holders thereof. The issuances of these shares to the warrant holders were deemed exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as transactions not involving a public offering.

Item 6:    Selected Financial Data

        The response to this Item incorporates by reference the information under the caption "Five Year Financial Summary" contained on page F-77 in the appendix to Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The response to this Item incorporates by reference the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page F-1 in the appendix to Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

Item 7A:    Quantitative and Qualitative Disclosures About Market Risk

        The response to this Item incorporates by reference the information under the caption "Market Risk Factors" contained on page F-31 in the appendix to Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

Item 8:    Financial Statements and Supplementary Data

        The response to this Item incorporates by reference the information under the captions "Management's Responsibility For Financial Statements," "Independent Auditors' Report," "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Five-Year Financial Summary" of Motorola's Consolidated Financial Statements beginning on page F-42 in the appendix to Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10:    Directors and Executive Officers of the Registrant

        The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption "Nominees" beginning on page 3 of Motorola's Proxy Statement for the 2003 annual meeting of stockholders and, with respect to executive officers, is contained in Part I hereof under the caption "Executive Officers of the Registrant". The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 31 of Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

Item 11:    Executive Compensation

        The response to this Item incorporates by reference the information under the caption "Director Compensation and Related Transactions" beginning on page 8 of Motorola's Proxy Statement for the 2003 annual meeting of stockholders and under the captions "Summary Compensation Table," "Stock Option Grants in 2002," "Aggregated Option Exercises in 2002 and 2002 Year-End Option Values," "Long-Term Incentive Plans—No Awards in 2002," "Retirement Plans," and "Employment Contracts, Termination of Employment and Change in Control Arrangements" beginning on page 19 of Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

        The response to this Item incorporates by reference the information under the captions "Equity Compensation Plan Information" and "Ownership of Securities" beginning on page 15 of Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

Item 13:    Certain Relationships and Related Transactions

        The response to this Item incorporates by reference the relevant information under the caption "Director Compensation and Related Transactions" beginning on page 8 of Motorola's Proxy Statement for the 2003 annual meeting of stockholders.

Item 14:    Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation within 90 days before the filing date of this annual report, that Motorola's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        (b)    Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

© Motorola, Inc. 2003.

PART IV

Item 15:    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  1.    Financial Statements

    See Part II, Item 8 hereof.

    2.
    Financial Statement Schedule and Independent Auditors' Report

Title	Schedule
Valuation and Qualifying Accounts	II

    All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto. The independent auditors' report of KPMG LLP with respect to the Financial Statement Schedule is located at page 46.

    3.
    Exhibits

    Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Following is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this form by Item 14(c) hereof:

Motorola Omnibus Incentive Plan of 2002
Motorola Long Range Incentive Plan of 1994
Motorola Long Range Incentive Plan of 2000
Share Option Plan of 1991
Share Option Plan of 1996
Motorola Amended and Restated Incentive Plan of 1998
Motorola Omnibus Incentive Plan of 2000
Motorola Compensation/Acquisition Plan of 2000
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options
Form of Motorola, Inc. Restricted Stock Agreement
Form of Motorola, Inc. Restricted Stock Unit Agreement
Motorola Elected Officers Supplementary Retirement Plan
Accidental Death and Dismemberment Insurance for officers
Motorola Management Deferred Compensation Plan
Description of insurance program for Elected Officers of Motorola, Inc.
Motorola, Inc. Senior Officer Change in Control Severance Plan
Arrangement for directors' fees and retirement plan for non-employee directors
Motorola Non-Employee Directors Stock Plan
Insurance Policy for Non-Employee Directors
Description of Future Compensation Arrangements between Motorola, Inc. and Mike Zafirovski
Description of Future Compensation Arrangements between Motorola, Inc. and David Devonshire
Severance Protection Agreement dated as of April 23, 1998 between General Instrument Corporation and Thomas J. Lynch
Amendment to Severance Protection Agreement dated as of December 21, 1999 among Motorola, Inc., General Instrument Corporation and Thomas J. Lynch
December 21, 1999 Acknowledgement Letter signed by Thomas J. Lynch
February 4, 2002 Relocation Letter for Thomas J. Lynch
Motorola Incentive Plan of 2002
  (b)
  Reports on Form 8-K.

    Motorola filed a current report on Form 8-K on December 18, 2002.

  (c)
  Exhibits:

    See Item 14(a)3 above.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Motorola, Inc.:

        Under date of January 21, 2003, except as to the fifth paragraph of Note 9, which is as of March 4, 2003, we reported on the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in Motorola's proxy statement for the 2003 annual meeting of stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Part IV, Item 15(a)(2). The financial statement schedule is the responsibility of Motorola's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Chicago, Illinois January 21, 2003, except as to the fifth paragraph of Note 9, which is as of March 4, 2003

MOTOROLA, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2002
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs & expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of Period
2002
Reorganization of Businesses	$915	$658	$(218)	$719	$636
Allowance for Doubtful Accounts	$222	$83	$—	$67	$238
Allowance for Losses on Finance Receivables	$1,647	$642	$—	$38	$2,251
Product and Service Warranties	$313	$324	$—	$315	$322
Customer Reserves	$402	$603	$—	$599	$406
2001
Reorganization of Businesses	$263	$1,524	$(15)	$857	$915
Allowance for Doubtful Accounts	$243	$141	$—	$162	$222
Allowance for Losses on Finance Receivables	$239	$1,501	$—	$93	$1,647
Product and Service Warranties	$368	$253	$—	$308	$313
Customer Reserves	$262	$546	$—	$406	$402
2000
Reorganization of Businesses	$27	$314	$—	$78	$263
Allowance for Doubtful Accounts	$295	$87	$—	$139	$243
Allowance for Losses on Finance Receivables	$292	$114	$(123)	$44	$239
Product and Service Warranties	$379	$265	$—	$276	$368
Customer Reserves	$410	$324	$—	$472	$262

(1)
Reversal into income

(2)
Accrual usage

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Motorola, Inc.:

        We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-51847, 333-65941, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612 and 333-60976) and on Form S-3 (Nos. 333-75940, 333-76637 and 333-36320) of Motorola, Inc. of our reports dated January 21, 2003, except as to the fifth paragraph of Note 9, which is as of March 4, 2003, with respect to the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 2002, which reports appear in or are incorporated by reference in the annual report on Form 10-K of Motorola, Inc. for the year ended December 31, 2002. Our report on the consolidated financial statements refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/ KPMG LLP
Chicago, Illinois March 27, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA, INC.
By:	/s/ CHRISTOPHER B. GALVIN Christopher B. Galvin Chairman of the Board and Chief Executive Officer

March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER B. GALVIN Christopher B. Galvin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 27, 2003
/s/ DAVID W. DEVONSHIRE David W. Devonshire	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2003
/s/ ANTHONY M. KNAPP Anthony M. Knapp	Senior Vice President and Controller (Principal Accounting Officer)	March 27, 2003
/s/ FRANCESCO CAIO Francesco Caio	Director	March 27, 2003
/s/ H. LAURANCE FULLER H. Laurance Fuller	Director	March 27, 2003
/s/ ANNE P. JONES Anne P. Jones	Director	March 27, 2003
/s/ JUDY C. LEWENT Judy C. Lewent	Director	March 27, 2003

/s/ DR. WALTER E. MASSEY Dr. Walter E. Massey	Director	March 27, 2003
/s/ NICHOLAS NEGROPONTE Nicholas Negroponte	Director	March 27, 2003
/s/ INDRA K. NOOYI Indra K. Nooyi	Director	March 27, 2003
/s/ JOHN E. PEPPER, JR. John E. Pepper, Jr.	Director	March 27, 2003
/s/ SAMUEL C. SCOTT III Samuel C. Scott III	Director	March 27, 2003
/s/ DOUGLAS A. WARNER III Douglas A. Warner III	Director	March 27, 2003
/s/ B. KENNETH WEST B. Kenneth West	Director	March 27, 2003
/s/ DR. JOHN A. WHITE Dr. John A. White	Director	March 27, 2003
/s/ MIKE S. ZAFIROVSKI Mike S. Zafirovski	Director	March 27, 2003

CERTIFICATION

        I, Christopher B. Galvin, Chairman of the Board and Chief Executive Officer of Motorola, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Motorola, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ CHRISTOPHER B. GALVIN Christopher B. Galvin Chairman of the Board and Chief Executive Officer

CERTIFICATION

        I, David W. Devonshire, Executive Vice President and Chief Financial Officer of Motorola, Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Motorola, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ DAVID W. DEVONSHIRE David W. Devonshire Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Exhibit
3.1		Restated Certificate of Incorporation of Motorola, Inc., as amended through May 3, 2000 (incorporated by reference to Exhibit 3(i)(b) to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000) (File No. 1-7221)).
3.2
Certificate of Designations, Preferences and Rights of Junior Participating Preferred Stock, Series B (incorporated by reference to Exhibit 3.3 to Motorola's Registration Statement on Form S-3 dated January 20, 1999 (Registration No. 333-70827)).
3.3
By-Laws of Motorola, Inc., as amended through November 8, 2001 (incorporated by reference to Exhibit 3.3 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-7221)).
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
10.1		Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.1 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).
10.2
Motorola Long Range Incentive Plan of 1994, as amended through February 4, 1998 (incorporated by reference to Exhibit 10.2 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1998 (File No. 1-7221)).

10.3	Motorola Long Range Incentive Plan of 2000 (incorporated by reference to Exhibit 10.2 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (File No. 1-7221)).
*10.4	Share Option Plan of 1991, as amended through August 7, 1995.
*10.5	Resolutions Amending Sections 7 and 9(b) of the Share Option Plan of 1991, effective August 15, 1996.
*10.6	Share Option Plan of 1996, as amended through May 7, 1997.
10.7
Motorola Amended and Restated Incentive Plan of 1998, amended and restated as of July 31, 2001 (incorporated by reference to Exhibit 10.7 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-7221)).
10.8
Motorola Omnibus Incentive Plan of 2000, as amended through June 2, 2000 (incorporated by reference to Exhibit 10.1 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000 (File No. 1-7221)).
*10.9	Motorola Compensation/Acquisition Plan of 2000, as amended through November 8, 2001.
10.10
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 and the Motorola Omnibus Incentive Plan of 2000 (incorporated by reference to Exhibit 10.2 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).
10.11
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998, and the Motorola Compensation/Acquisition Plan of 2000 (incorporated by reference to Exhibit 10.21(b) to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).
10.12
Form of Motorola, Inc. Restricted Stock Agreement, relating to the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000 (incorporated by reference to Exhibit 10.10 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-7221)).
10.13
Form of Motorola, Inc. Restricted Stock Unit Agreement, relating to the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000 (incorporated by reference to Exhibit 10.11 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-7221)).
10.14
Motorola Elected Officers Supplementary Retirement Plan, as amended through May 1, 2000 (incorporated by reference to Exhibit 10.7 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).
10.15
Accidental death and dismemberment insurance for officers (incorporated by reference to Exhibit 10.7 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-7221)).
*10.16	Motorola Management Deferred Compensation Plan, as amended through November 5, 2002.

*10.17	Description of insurance program for Elected Officers of Motorola, Inc.
10.18
Motorola, Inc. Senior Officer Change in Control Severance Plan (incorporated by reference to Exhibit 10.17 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-7221)).
10.19
Arrangement for directors' fees and retirement plan for non-employee directors (description incorporated by reference from pages 8 and 9 of Motorola's Proxy Statement for the 2003 annual meeting of stockholders).
10.20
Motorola Non-Employee Directors Stock Plan, as amended and restated on February 4, 1998 (incorporated by reference to Exhibit 10.12 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1998 (File No. 1-7221)).
10.21
Insurance policy covering non-employee directors (incorporated by reference to the description on page 9 of Motorola's Proxy Statement for the 2003 annual meeting of stockholders and to Exhibit 10.16 to Motorola's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (File No. 1-7221)).
10.22
Description of Future Compensation Arrangements between Motorola, Inc. and Mike Zafirovski, President and Chief Operating Officer of the Company, as of July 2002 (incorporated by reference to Exhibit 10.1 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (File No. 1-7221)).
10.23
Description of Future Compensation Arrangements between Motorola, Inc. and David Devonshire, Executive Vice President and Chief Financial Officer of the Company, as of March 2002 (incorporated by reference to Exhibit 10.2 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (File No. 1-7221)).
*10.24	Severance Protection Agreement dated as of April 23, 1998 between General Instrument Corporation and Thomas J. Lynch.
*10.25	Amendment to Severance Protection Agreement dated as of December 21, 1999 among Motorola, Inc., General Instrument Corporation and Thomas J. Lynch.
*10.26	December 21, 1999 Acknowledgement Letter signed by Thomas J. Lynch.
*10.27	February 4, 2002 Relocation Letter for Thomas J. Lynch
10.28	Motorola Incentive Plan of 2002 (incorporated by reference to Exhibit 10.1 to Motorola's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2002 (File No. 1-7221)).
*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of Motorola.
23	Consent of KPMG LLP. See page 48 of the Annual Report on Form 10-K of which this Exhibit Index is a part.
*99.1	Certification of Christopher B. Galvin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

Table of Contents
PART I
  Item 1: Business
  Item 2: Properties
  Item 3: Legal Proceedings
  Item 4: Submission of Matters to a Vote of Security Holders
PART II
  Item 5: Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6: Selected Financial Data
  Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A: Quantitative and Qualitative Disclosures About Market Risk
  Item 8: Financial Statements and Supplementary Data
  Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10: Directors and Executive Officers of the Registrant
  Item 11: Executive Compensation
  Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13: Certain Relationships and Related Transactions
  Item 14: Controls and Procedures
PART IV
  Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEPENDENT AUDITORS' REPORT
MOTOROLA, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Three Years Ended December 31, 2002 (In millions)
CONSENT OF INDEPENDENT AUDITORS
SIGNATURES
EXHIBIT INDEX