Form 10-K/A
period 2002-12-31
MOTOROLA INC
filed 2003-04-18
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was approximately $33.5 billion (based on closing sale price of $14.59 per share as reported for the New York Stock Exchange-Composite Transactions).

        The number of shares of the registrant's Common Stock, $3 par value per share, outstanding as of January 31, 2003 was 2,315,531,433.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K
Portions of Registrant's Proxy Statement for 2003 Annual Meeting of Stockholders Including Management's Discussion and Analysis and Consolidated Financial Statements	Parts I, II, III and IV

Table of Contents

		Page
AMENDED ITEMS
PART I		1
Item 1.	Business	1
OTHER
PART IV		35
Item 15.	Exhibits, Financial Statement Schedules And Reports on Form 8-K	35
15(c) Exhibits		35

Explanatory Note:

        This Amendment No. 1 to Form 10-K/A (this "Amendment") is being filed to correct an error in the fourth paragraph of the "Our Strategy" section of the Personal Communications Segment description that appears in "Item 1: Business" of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on March 27, 2003 (the "Original Filing"). The first sentence of that paragraph has been amended as follows (insertions and deletions are noted): "The success of these strategies is evidenced by our year-over-year market share improvement~~s~~ in the Americas ~~and Europe and~~, by our continued leadership in China and by our market share increase in Europe for the fourth quarter of 2002 compared to the fourth quarter of 2001."

        As required under SEC rules, this Amendment sets forth the complete text of "Item 1: Business" as amended. The remainder of the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.

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

        The success of these strategies is evidenced by our year-over-year market share improvement in the Americas, by our continued leadership in China and by our market share increase in Europe for the fourth quarter of 2002 compared to the fourth quarter of 2001. Additionally, PCS has played a key role in reinvigorating the Motorola brand among consumers worldwide, which we expect will help fuel demand for new products and experiences during 2003.

  Cost Reduction

        During 2002, we continued executing on the major cost-reduction actions started in late 2000 to improve our cost structure and competitiveness. We introduced several products based on our platform design strategy. This strategy enhances the cost competitiveness of our handsets by reducing the number of parts used, increasing the commonality of both handset parts and software, lowering the number of unique handset designs and improving the cycle time of product development by creating greater standardization of processes. In 2002, we reduced the number of products manufactured and parts complexity of each product making it less expensive to manufacture our products and easier to change our products to meet rapidly evolving customer demand. We utilized a substantially improved supply-chain process to increase the efficiency of manufacturing activities, thereby reducing costs. The improved supply chain process also enables short-cycle ordering by customers and reduces the amount of required inventory. In 2002, we completed the exit of the paging product business, including Flex/Reflex subscriber units. We will continue to invest in our next generation supply chain initiatives and drive these cost competitiveness strategies that will remain an area of emphasis for us in the future.

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

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (c)
  Exhibits:

Exhibit No.	Exhibit
23	Consent of KPMG LLP. See page 36 of the Annual Report on Form 10-K/A of which this Exhibit Index is a part.
99.1	Certification of Christopher B. Galvin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Christopher B. Galvin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Motorola, Inc.:

        We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-51847, 333-65941, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612, 333-60976, 333-87724, 333-87728, 333-87730 and 333-104259) and on Form S-3 (Nos. 333-75940, 333-76637 and 333-36320) of Motorola, Inc. of our reports dated January 21, 2003, except as to the fifth paragraph of Note 9, which is as of March 4, 2003, with respect to the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows and the related financial statement schedule for each of the years in the three-year period ended December 31, 2002, which reports appear in or are incorporated by reference in the annual report on Form 10-K/A of Motorola, Inc. for the year ended December 31, 2002. Our report on the consolidated financial statements refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/ KPMG LLP
Chicago, Illinois April 18, 2003

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA, INC.
	By:	/s/ ANTHONY KNAPP Anthony Knapp Senior Vice President and Controller
April 18, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit
*23	Consent of KPMG LLP. See page 36 of the Annual Report on Form 10-K/A of which this Exhibit Index is a part.
*99.1	Certification of Christopher B. Galvin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.3	Certification of Christopher B. Galvin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*99.4	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

Table of Contents
PART I
Item 1: Business
PART IV
Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K
CONSENT OF INDEPENDENT AUDITORS
SIGNATURE
EXHIBIT INDEX