Form 10-Q
period 2003-03-29
MOTOROLA INC
filed 2003-05-13
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 29, 2003
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

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on March 29, 2003:

Class	Number of Shares
Common Stock; $3 Par Value	2,315,715,081

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	March 29, 2003		March 30, 2002
Net sales		$6,043		$6,181
Costs of sales		4,067		4,328

Gross margin		1,976		1,853

Selling, general and administrative expenses		897		1,108
Research and development expenditures		947		906
Reorganization of businesses		63		198
Other charges (income)		(61)		3

Operating earnings (loss)		130		(362)

Other income (expense):
Interest expense, net		(93)		(108)
Gains on sales of investments and businesses, net		279		11
Other		(59)		(192)

Total other income (expense)		127		(289)

Earnings (loss) before income taxes		257		(651)
Income tax expense (benefit)		88		(202)

Net earnings (loss)		$169		$(449)

Earnings (loss) per common share
Basic		$.07		$(.20)
Diluted	$	..07		$(.20)
Weighted average common shares outstanding
Basic		2,311.5		2,253.5
Diluted		2,325.1		2,253.5
Dividends per share	$	..04	$	..04

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions)

	March 29, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents	$6,290	$6,507
Short-term investments	75	59
Accounts receivable, net	3,846	4,437
Inventories, net	2,861	2,869
Deferred income taxes	2,235	2,358
Other current assets	906	904

Total current assets	16,213	17,134

Property, plant and equipment, net	5,753	6,104
Investments	1,911	2,053
Deferred income taxes	3,222	3,112
Other assets	2,821	2,749

Total assets	$29,920	$31,152

Liabilities and Stockholders' Equity
Notes payable and current portion of long-term debt	$775	$1,629
Accounts payable	2,204	2,268
Accrued liabilities	5,478	5,913

Total current liabilities	8,457	9,810

Long-term debt	7,184	7,189
Other liabilities	2,432	2,429
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	485	485
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,948	6,947
Additional paid-in capital	2,242	2,233
Retained earnings	2,659	2,582
Non-owner changes to equity	(487)	(523)

Total stockholders' equity	11,362	11,239

Total liabilities and stockholders' equity	$29,920	$31,152

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In millions)

		Non-Owner Changes To Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings
BALANCES AT DECEMBER 31, 2002	$9,180	$588	$(418)	$(693)	$2,582
Net earnings					169
Unrealized losses on securities, net		(12)
Foreign currency translation adjustments, net			47
Issuance of common stock and stock options exercised	10
Gain on derivative instruments, net				1
Dividends declared					(92)

BALANCES AT MARCH 29, 2003	$9,190	$576	$(371)	$(692)	$2,659

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	March 29, 2003	March 30, 2002
Operating
Net earnings (loss)	$169	$(449)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	433	557
Charges for reorganization of businesses and other charges	5	196
Gain on sales of investments and businesses, net	(279)	(11)
Deferred income taxes	16	(238)
Investment impairments and other	40	190
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	542	477
Inventories	8	235
Other current assets	12	(12)
Accounts payable and accrued liabilities	(442)	(809)
Other assets and liabilities	(25)	26

Net cash provided by operating activities	479	162

Investing
Acquisitions and investments, net	(19)	(5)
Proceeds from sale of investments and businesses	346	26
Capital expenditures	(113)	(103)
Proceeds from sale of property, plant and equipment	26	5
Purchases of short-term investments	(18)	(41)

Net cash provided by (used for) investing activities	222	(118)

Financing
Repayment of commercial paper and short-term borrowings	(29)	(127)
Repayment of debt	(832)	(78)
Issuance of common stock	2	3
Payment of dividends	(93)	(90)

Net cash used for financing activities	(952)	(292)

Effect of exchange rate changes on cash and cash equivalents	34	45

Net decrease in cash and cash equivalents	(217)	(203)
Cash and cash equivalents, beginning of period	6,507	6,082

Cash and cash equivalents, end of period	$6,290	$5,879

Cash paid during the period for:
Interest, net	$95	$133
Income taxes, net of refunds	96	18

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except as noted)

1.     Basis of Presentation

        The condensed consolidated financial statements as of March 29, 2003 and for the three months ended March 29, 2003 and March 30, 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 29, 2003 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 29, 2003 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2003 presentation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     Other Financial Data

Statement of Operations Information

Other Charges (Income)

        Other Charges (Income) included in Operating Earnings (Loss) consist of the following:

	Three Months Ended
	March 29, 2003	March 30, 2002
Other Charges (Income):
Iridium Settlements	$(59)	$—
Other	(2)	3

	$(61)	$3

Other Income (Expense)

        The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company's condensed consolidated statements of operations:

	Three Months Ended
	March 29, 2003	March 30, 2002
Interest Expense, Net:
Interest expense	$(164)	$(162)
Interest income	71	54

	$(93)	$(108)

Other:
Investment impairments	$(47)	$(188)
Foreign currency losses	(12)	(3)
Other	—	(1)

	$(59)	$(192)

Earnings (Loss) Per Common Share

        The following table presents the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	March 29, 2003	March 30, 2002
Basic earnings (loss) per common share:
Net earnings (loss)	$169	$(449)
Weighted average common shares outstanding	2,311.5	2,253.5
Per share amount	$.07	$(.20)

Diluted earnings (loss) per common share:
Net earnings (loss)	$169	$(449)
Add: Interest on zero coupon notes, net	—	—

Net earnings (loss) as adjusted	$169	$(449)

Weighted average common shares outstanding	2,311.5	2,253.5
Add effect of dilutive securities:
Stock options/restricted stock	10.1	—
Zero coupon notes due 2013	3.5	—

Diluted weighted average common shares outstanding	2,325.1	2,253.5

Per share amount	$.07	$(.20)

        In the computation of diluted earnings per common share for the three months ended March 29, 2003, the assumed conversions of the zero coupon notes due 2009, the equity security units and out-of-the-money stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings (loss) per common share for the three months ended March 30, 2002, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock and the equity security units were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

        Accounts Receivable, net, consists of the following:

	March 29, 2003	December 31, 2002
Accounts receivable	$4,071	$4,675
Less allowance for doubtful accounts	(225)	(238)

	$3,846	$4,437

Inventories

        Inventories, net, consist of the following:

	March 29, 2003	December 31, 2002
Finished goods	$1,129	$1,131
Work-in-process and production materials	2,670	2,742

	3,799	3,873
Less inventory reserves	(938)	(1,004)

	$2,861	$2,869

Property, Plant, and Equipment

        Property, Plant and Equipment, net, consists of the following:

	March 29, 2003	December 31, 2002
Land	$324	$328
Building	4,934	5,035
Machinery and equipment	14,960	15,069

	20,218	20,432
Less accumulated depreciation	(14,465)	(14,328)

	$5,753	$6,104

        For the three months ended March 29, 2003 and March 30, 2002, impairment charges were $62 million and $155 million, respectively, for certain buildings and equipment that were deemed to be impaired, primarily in connection with facility consolidations undertaken by the Semiconductor Products and Personal Communications segments. Depreciation expense for the three months ended March 29, 2003 and March 30, 2002 was $406 million and $525 million, respectively.

Investments

        Investments consist of the following:

	March 29, 2003	December 31, 2002
Available-for-sale securities:
Cost basis	$555	$615
Gross unrealized gains	971	974
Gross unrealized losses	(38)	(21)

Fair value	1,488	1,568
Held-to-maturity debt securities, at cost	—	29
Other securities, at cost	215	231
Equity method investments	208	225

	$1,911	$2,053

        For the three months ended March 29, 2003, and March 30, 2002, the Company recorded impairment charges of $47 million and $188 million, respectively, representing other-than-temporary declines in the value of its investment portfolio. The $47 million charge was primarily comprised of a $29 million charge to write down to zero the Company's debt security holding in a European cable operator. The $188 million charge was primarily comprised of a $95 million charge to write down to zero the Company's investment in an Argentine cellular operating company and $63 million in charges related to the write down of investments in cable operating companies. Investment impairment charges are included in Other within Other Income (Expense) in the Company's condensed consolidated statements of operations.

        Gains on Sales of Investments and Businesses, net, consist of the following:

	Three Months Ended
	March 29, 2003	March 30, 2002
Gains on sale of equity securities, net	$275	$9
Gains on sale of businesses and equity method investments	4	2

	$279	$11

        For the three months ended March 29, 2003, the gains primarily resulted from a $255 million gain on the sale of 25 million shares in Nextel Communications, Inc. in March 2003. At that time, the Company also entered into three agreements to hedge up to 25 million of additional shares of Nextel common stock. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract "floor" price. The three agreements are to be settled over periods of three, four and five years, respectively. Pursuant to these agreements and exclusive of any present value discount, Motorola is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that Motorola would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares Motorola would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, Motorola has the exclusive option to settle the contracts in cash. Motorola will retain all voting rights associated with the up to 25 million hedged Nextel shares, although, pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts.

Other Assets

        Other Assets consist of the following:

	March 29, 2003	December 31, 2002
Long-term finance receivables, net of allowances of $2,249 and $2,251	$378	$381
Goodwill, net of accumulated amortization of $444 and $444	1,383	1,375
Intangible assets, net of accumulated amortization of $246 and $231	224	232
Other	836	761

	$2,821	$2,749

Stockholders' Equity Information

Comprehensive Earnings (Loss)

        The components of comprehensive earnings (loss) were as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002
Net earnings (loss)	$169	$(449)

Gross unrealized gains (losses) on securities, net of tax	144	(413)
Less: Realized (gains) losses, net of tax	(156)	4

Net unrealized losses on securities, net of tax	(12)	(409)
Foreign currency translation gains, net of tax	47	1
Gain on derivative instruments, net of tax	1	5

Comprehensive earnings (loss)	$205	$(852)

3.     Stock Compensation Costs

        The Company measures compensation cost for stock options and restricted stock using the intrinsic value-based method. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. The Company has evaluated the pro forma effects of using the fair value-based method of accounting and as such, net earnings (loss), basic earnings (loss) per common share and diluted earnings (loss) per common share would have been as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002
Net earnings (loss):
Net earnings (loss) as reported	$169	$(449)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	6	11
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(66)	(74)

Pro forma	$109	$(512)

Basic earnings (loss) per common share:
As reported	$.07	$(.20)
Pro forma	$.05	$(.23)
Diluted earnings (loss) per common share:
As reported	$.07	$(.20)
Pro forma	$.05	$(.23)

        On May 6, 2003, the Company granted approximately 72 million options to approximately 40,000 eligible employees. The options were granted at fair market value and, in general, vest and become exercisable in 25% increments, annually, over the four years after the grant date. The Compensation Committee of the Company's Board of Directors approved this grant on May 6, 2003 after the adoption of the Motorola Omnibus Incentive Plan of 2003 at the May 5, 2003 Annual Meeting of Shareholders.

4.     Debt and Credit Facilities

        In December 2002, the Company entered into an agreement with Goldman, Sachs & Co. ("Goldman") to repurchase all of the Company's $825 million of Puttable Reset Securities (PURS)sm due February 1, 2011 from Goldman. At that time, the Company paid Goldman $106 million to terminate Goldman's annual remarketing rights associated with the PURS. In February 2003, the Company purchased the $825 million of PURS from Goldman with cash on hand.

        In March 2002, the Company entered into interest rate swaps to change the characteristics of interest rate payments on its $1.4 billion 6.75% debentures due 2006 and its $300 million 7.60% notes due 2007 from fixed-rate payments to short-term LIBOR based variable rate payments to manage fixed and floating rates in its debt portfolio. In June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on its $500 million 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR based variable rate payments in order to match the funding with its underlying assets. The short-term LIBOR based variable payments on each of the above interest rate swaps was 2.6% for the three months ended March 29, 2003. The fair value of the interest rate swaps at March 29, 2003 was approximately $195 million. Except for these interest rate swaps, at March 29, 2003, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or debt investments.

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

5.     Financing Arrangements

        Finance receivables consist of the following:

	March 29, 2003	December 31, 2002
Gross finance receivables	$2,716	$2,718
Less allowance for losses	(2,249)	(2,251)

	467	467
Less current portion	(89)	(86)

Long-term finance receivables	$378	$381

        Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company's condensed consolidated balance sheets. Interest income recognized on finance receivables for the three months ended March 29, 2003 and March 30, 2002 was $1 million and $5 million, respectively.

        An analysis of impaired finance receivables included in total finance receivables is as follows:

	March 29, 2003	December 31, 2002
Impaired finance receivables:
Requiring allowance for losses	$2,250	$2,225
Expected to be fully recoverable	275	275

	2,525	2,500
Less allowance for losses on impaired finance receivables	2,221	2,214

Impaired finance receivables, net	$304	$286

        At March 29, 2003 and December 31, 2002, the Company had $2.0 billion of gross receivables from one customer, Telsim, in Turkey (the "Telsim Loan"). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At March 29, 2003 and December 31, 2002, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation and collection process will be very lengthy in light of the Uzans' repeated decisions to violate court orders.

        As of December 31, 2002, the Motorola Receivables Corporation ("MRC") short-term receivables program provided for up to $400 million of short-term receivables to be outstanding with third parties at any time. In February 2003, the MRC short-term receivables program was amended and the level of allowable outstanding short-term receivables was increased to $425 million. Total receivables sold through the MRC short-term program for the three months ended March 29, 2003 and March 30, 2002 were $179 million and $284 million, respectively. There were approximately $168 million and $240 million of short-term receivables outstanding under the MRC short-term receivables program at March 29, 2003 and December 31, 2002, respectively.

        In addition to the MRC short-term receivables program, the Company also sells other short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) during the three months ended March 29, 2003 and March 30, 2002 were $686 million and $735 million, respectively. There were approximately $776 million and $802 million of short-term receivables outstanding at March 29, 2003 and December 31, 2002, respectively. The Company's total credit exposure to outstanding short-term receivables was $23 million and $40 million at March 29, 2003 and December 31, 2002, respectively. The Company had reserves of $19 million recorded for potential losses pursuant to this credit exposure at March 29, 2003 and December 31, 2002.

        The Company has sold a limited number of long-term receivables to an independent third party through Motorola Funding Corporation ("MFC"). In connection with the sale of long-term receivables, the Company retains obligations for the servicing, administering and collection of receivables sold. No such receivables were sold under this program during 2002 or the first quarter of 2003. Total finance receivables outstanding under this program were $66 million and $71 million at March 29, 2003 and December 31, 2002, respectively. The Company has provided an allowance for first loss of $9 million and $14 million at March 29, 2003 and December 31, 2002, respectively.

        In May 2003, the Company voluntarily terminated the program for the sale of long-term receivables through MFC. In light of the significant decrease in long-term financing provided by the Company to customers in recent years, no long-term receivables have been sold through this program in 2002 or 2003 and the benefits from maintaining the program no longer exceed the costs. To effect this termination, the Company purchased all outstanding long-term receivables previously sold to, and held by, the independent third party and terminated the credit insurance related to these long-term receivables.

        Certain purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. The Company had outstanding commitments to extend credit to third-parties totaling $170 million and $175 million at March 29, 2003 and December 31, 2002, respectively.

        In addition to providing direct financing to certain equipment customers the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $51 million and $50 million at March 29, 2003 and December 31, 2002, respectively. For the three months ended March 29, 2003 no payments were made by the Company under the terms of these guarantees. These financial guarantees primarily related to two customers and are scheduled to expire in 2005. Customer outstanding borrowings under these third party loan arrangements were $51 million and $50 million at March 29, 2003 and December 31, 2002, respectively. Accrued liabilities of $26 million and $25 million at March 29, 2003 and December 31, 2002, respectively, have been recorded to reflect management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called.

6.    Goodwill and Other Intangible Assets

        Amortized intangible assets, excluding goodwill were comprised of the following:

	March 29, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Licensed technology	$102	$46	$102	$42
Completed technology	333	184	333	175
Other Intangibles	35	16	28	14

	$470	$246	$463	$231

        Amortization expense on intangible assets was $15 million and $14 million for the three months ended March 29, 2003 and March 30, 2002, respectively. Amortization expense is estimated to be $50 million for 2003, $47 million in 2004, $43 million in 2005, $33 million in 2006, and $24 million in 2007.

        The following table displays a rollforward of the carrying amount of goodwill from January 1, 2003 to March 29, 2003, by business segment:

Segment	January 1, 2003	Acquired	March 29, 2003
Personal Communications	$23	$—	$23
Semiconductor Products	202	—	202
Global Telecom Solutions	4	—	4
Commercial, Government and Industrial Solutions	121	—	121
Integrated Electronic Systems	63	8	71
Broadband Communications	836	—	836
Other Products	126	—	126

	$1,375	$8	$1,383

7.    Commitments and Contingencies

Next Level Communications, Inc.

        In April 2003, Motorola announced that it had completed its cash tender offer of $1.18 per share for all remaining outstanding shares of common stock of Next Level Communications, Inc. (Next Level), a leading provider of high speed data, video and voice broadband solutions over existing phone lines. Motorola acquired the remaining ownership of Next Level through a short-form merger and Next Level is now a wholly-owned subsidiary of Motorola. The total purchase price to Motorola to acquire the approximately 26% of Next Level that it did not own at the initiation of the tender offer was approximately $47 million.

Iridium Program

        A committee of unsecured creditors (the "Creditors Committee") of Iridium LLC and its operating subsidiaries (collectively "Old Iridium"), was, over objections by Motorola, granted leave by the Bankruptcy Court to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of the claims against Motorola. Motorola's appeal of this order is pending. On July 19, 2001, the Creditors Committee filed its complaint against Motorola in Bankruptcy Court on behalf of Old Iridium's debtors and estates, seeking in excess of $4 billion in damages. Discovery in this case is underway.

        The Iridium India gateway investors (IITL) have filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law if IITL were successful in the suit, IITL could recover compensation of the alleged financial losses. In September 2002, IITL also filed a civil suit in India against Motorola and Old Iridium alleging fraud and misrepresentation in inducing IITL to invest in Old Iridium and to purchase and operate an Iridium gateway in India. IITL claims in excess of $200 million in damages, plus interest.

        The Chase Manhattan Bank, as agent for the lenders under Old Iridium's $800 million Senior Secured Credit Agreement, filed four lawsuits against Motorola. In March 2003, the Company reached a settlement agreement with Chase, pursuant to which all four of the cases, including Motorola's counterclaim, were dismissed with prejudice. Under the settlement agreement, Motorola released to Chase its claim to $371 million that was previously paid into an escrow account in April 2002 and made an additional payment of $12 million.

        The Company had reserves related to the Iridium program of $77 million and $152 million at March 29, 2003 and December 31, 2002, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. The reduction in the reserve balance is comprised of $16 million in cash payments, of which $12 million relates to the Chase settlement agreement, and $59 million for the reduction of reserves after reassessment in light of the wind-down of the program and the settlement agreement reached with Chase. The remaining reserve balance of $77 million at March 29, 2003 relates primarily to termination claims and the settlement of remaining obligations. The remaining reserves are expected to require future cash payments, primarily in 2003.

        These reserves are believed by management to be sufficient to cover Motorola's current exposures related to the Iridium program. However, these reserves do not include additional charges that may arise as a result of litigation related to the Iridium program. While the still pending cases are in very preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Other

        The Company is also a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements entered into by the Company or divestitures of Company assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain IP rights, and certain income tax related matters. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further the Company's obligations under these agreements may be limited in terms of duration typically not in excess of 24 months and or amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

        Historically, the Company has not made significant payments under these types of agreements. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances involved in each particular agreement. At March 29, 2003 and December 31, 2002, the Company had reserves of $65 million, recorded as liabilities in the Company's condensed consolidated balance sheets which have been provided to cover known indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at March 29, 2003, such losses should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.    Segment Information

        Summarized below are the Company's segment sales and operating earnings (loss) for the three months ended March 29, 2003, and March 30, 2002:

	Three Months Ended
	March 29, 2003	March 30, 2002	% Change
Segment Sales:
Personal Communications Segment	$2,447	$2,406	2%
Semiconductor Products Segment	1,151	1,127	2
Global Telecom Solutions Segment	952	1,085	(12)
Commercial, Govt. and Industrial Solutions Segment	863	802	8
Integrated Electronic Systems Segment	521	509	2
Broadband Communications Segment	405	525	(23)
Other Products Segment	95	107	(11)
Adjustments & Eliminations	(391)	(380)	3

Segment Totals	$6,043	$6,181	(2)

	Three Months Ended
	March 29, 2003	% Of Sales	March 30, 2002	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$114	5%	$(35)	(1)%
Semiconductor Products Segment	(121)	(11)	(238)	(21)
Global Telecom Solutions Segment	29	3	(52)	(5)
Commercial, Govt. and Industrial Solutions Segment	62	7	39	5
Integrated Electronic Systems Segment	25	5	9	2
Broadband Communications Segment	28	7	55	10
Other Products Segment	(15)	(16)	(91)	(85)
Adjustments & Eliminations	(11)	3	—	—

Segment Totals	111	2	(313)	(5)
General Corporate	19		(49)

Operating Earnings (Loss)	$130	2	$(362)	(6)

9.    Reorganization of Businesses

        Beginning in 2000 and continuing into 2003, the Company implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The Company initiated these plans in an effort to reduce costs and simplify its product portfolio. Prior to January 1, 2003, the Company recorded provisions for employee separation costs and exit costs based on estimates prepared at the time the restructuring plans were approved by management. On January 1, 2003, the Company adopted FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which generally requires employee separation and exit costs to be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. Employee separation costs consist primarily of severance. At each reporting date, the Company evaluates its accruals for exit costs and employee separation to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

Three months ended March 29, 2003

        For the three months ended March 29, 2003, the Company recorded net charges of $66 million, of which $3 million was included in Costs of Sales and $63 million was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $66 million charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Manufacturing and administrative consolidations	$(3)	$7	$62	$66

Manufacturing and Administrative Consolidations

        The Company's actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in charges of $117 million, $66 million net of reversals, for the three months ended March 29, 2003. The charge consisted primarily of: (i) $45 million in the Semiconductor Products segment primarily for fixed asset impairments related to a manufacturing facility in Texas; (ii) $26 million in General Corporate for the impairment of assets classified as held for sale; and (iii) $41 million primarily in the Commercial, Government and Industrial Solutions and Semiconductor Products segments related to employee separation costs. These charges were offset by reversals of $51 million primarily for unused accruals relating to previously-expected employee separation costs across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the three months ended March 29, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$2	$(7)	$(6)
Semiconductor Products	—	2	45	47
Global Telecom Solutions	(1)	(3)	(2)	(6)
Commercial, Government and Industrial Solutions	(2)	11	—	9
Integrated Electronic Systems	—	(2)	—	(2)
Broadband Communications	2	(4)	—	(2)
Other Products	—	(1)	—	(1)
General Corporate	(1)	2	26	27

	$(3)	$7	$62	$66

Reorganization of Businesses Accruals

        The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to March 29, 2003:

Exit Costs

	Accruals at January 1, 2003	2003 Net Charges	2003 Amount Used	Accruals at March 29, 2003
Discontinuation of product lines	$6	$—	$(3)	$3
Business exits	82	—	(6)	76
Manufacturing & administrative consolidations	129	(3)	(7)	119

	$217	$(3)	$(16)	$198

        The 2003 net charges of $(3) million represent additional charges of $2 million and reversals into income of $5 million. The $16 million used in 2003 reflects cash payments of $13 million and non-cash utilization of $3 million. The remaining accrual of $198 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

        The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to March 29, 2003:

Employee Separation Costs

	Accruals at January 1, 2003	2003 Net Charges	2003 Amount Used	Accruals at March 29, 2003
Manufacturing & administrative consolidations	$419	$7	$(113)	$313

        At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees. The 2003 net charges of $7 million represent additional charges of $41 million and reversals of $34 million. The additional charges for employee separation costs represent the severance costs for approximately an additional 1,200 employees.

        During the three months ended March 29, 2003, approximately 2,000 employees were separated from the Company. The $113 million used in 2003 reflects cash payments to these separated employees. The remaining accrual of $313 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to approximately 6,400 separated employees in 2003.

Motorola, Inc. And Subsidiaries
Management's Discussion and Analysis
of Financial Condition and Results of Operations

        This commentary should be read in conjunction with the Company's condensed consolidated financial statements for the three months ended March 29, 2003 and March 30, 2002, as well as the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 2002.

Results of Operations

(Dollars in millions, except per share amounts)	Three Months Ended
	March 29, 2003	% of Sales	March 30, 2002	% of Sales
Net sales	$6,043		$6,181
Costs of sales	4,067	67.3%	4,328	70.0%

Gross margin	1,976	32.7%	1,853	30.0%

Selling, general and administrative expenses	897	14.8%	1,108	17.9%
Research and development expenditures	947	15.7%	906	14.7%
Reorganization of businesses	63	1.0%	198	3.2%
Other charges (income)	(61)	(1.0)%	3	0.0%

Operating earnings (loss)	130	2.2%	(362)	(5.9)%

Other income (expense):
Interest expense, net	(93)	(1.5)%	(108)	(1.7)%
Gains on sales of investments and businesses, net	279	4.6%	11	0.2%
Other	(59)	(1.0)%	(192)	(3.1)%

Total other income (expense)	127	2.1%	(289)	(4.7)%

Earnings (loss) before income taxes	257	4.3%	(651)	(10.5)%
Income tax expense (benefit)	88	1.5%	(202)	(3.3)%

Net earnings (loss)	$169	2.8%	$(449)	(7.3)%

Diluted earnings (loss) per common share	$0.07		$(0.20)

Results of Operations—Three months ended March 29, 2003 compared to three months ended March 30, 2002

Net sales

        Net sales were $6.0 billion in the first quarter of 2003, down 2% from $6.2 billion in the first quarter of 2002. Although net sales increased in four of the Company's six major segments, the overall decline in net sales was primarily due to reduced customer capital spending in the industries served by: (i) the Global Telecom Solutions segment, where segment net sales decreased by $133 million, and (ii) the Broadband Communications segment, where segment net sales decreased by $120 million.

        For the full year 2003, the Company expects net sales to be approximately $27.5 billion to $28.0 billion, representing a 1% to 3% increase from sales of $27.3 billion in 2002. Sales growth is expected in four of the Company's six major segments, excluding the Global Telecom Solutions and Broadband Communications segments, whose industries are again expected to decline as customers continue to reduce capital spending.

Gross margin

        Despite a decrease in net sales, gross margin increased to $2.0 billion, or 32.7% of net sales, in the first quarter of 2003, compared to $1.9 billion, or 30.0% of net sales, in the first quarter of 2002. The majority of the improvement was the result of cost-reduction initiatives and supply-chain efficiencies. The largest improvements in gross margin, as a percentage of sales, were in: (i) the Semiconductor Products segment, reflecting lower manufacturing overhead costs due to facility consolidations and lower depreciation expenses resulting from the segment's "asset light" business model, and (ii) the Global Telecom Solutions segment, reflecting lower manufacturing expenses.

        The Company expects gross margin, both in dollars and as a percentage of sales, to increase for the full year 2003 compared to 2002. The anticipated increase reflects: (i) expected full year savings in 2003 from the manufacturing cost-reduction initiatives implemented in 2002, (ii) additional cost savings from supply-chain initiatives to be implemented in 2003, and (iii) an expected increase in net sales.

Selling, general and administrative expenses

        Selling, general and administrative (SG&A) expenses were $897 million, or 14.8% of net sales, in the first quarter of 2003, compared to $1.1 billion, or 17.9% of net sales, in the first quarter of 2002. The decrease in SG&A expenses was primarily related to the Company's cost-reduction activities.

        The Company expects SG&A expenses, both in dollars and as a percentage of sales, to be lower in 2003 than in 2002 due to: (i) full year savings in 2003 from cost-reduction initiatives implemented in 2002, and (ii) additional cost savings from initiatives to be implemented in 2003.

Research and development expenditures

        Research and development (R&D) expenditures increased 5% to $947 million, or 15.7% of net sales, in the first quarter of 2003, compared to $906 million, or 14.7% of net sales, in the prior-year quarter. The modest increase in R&D expenditures reflects the Company's continued investment in new product launch initiatives.

        The Company expects R&D expenditures, both in dollars and as a percentage of sales, to be lower in 2003 than in 2002.

Reorganization of businesses

        Total reorganization of businesses charges in the first quarter of 2003 were $66 million, including $63 million reflected in the condensed consolidated statements of operations under Reorganization of Businesses and $3 million included in Costs of Sales. Total reorganization of businesses charges in the first quarter of 2002 were $206 million, including $198 million reflected under Reorganization of Businesses and $8 million included in Costs of Sales. Reorganization of businesses charges in these quarters include costs associated with workforce reductions and consolidation of manufacturing and administrative operations. The 2003 charges are discussed in further detail in the "2003 Reorganization of Businesses Charges" section below.

        The Company expects a significant decline in reorganization of businesses charges in 2003, as compared to 2002.

Other charges (income)

        Charges classified as Other Charges (Income) included income of $61 million in the first quarter of 2003, compared to charges of $3 million in the first quarter of 2002. Other Charges in the first quarter of 2003 were primarily comprised of $59 million in income relating to the reassessment of the remaining reserve requirements as a result of the Iridium settlement agreement with The Chase

Manhattan Bank. Other Charges in the first quarter of 2002 were primarily comprised of acquired in-process research and development charges.

        The Company expects to incur acquisition-related charges associated with its acquisitions of Winphoria Networks, Inc., and Next Level Communications, Inc. in the second quarter of 2003. However, notwithstanding these charges the Company still expects a significant decline in other charges for the full year 2003, as compared to the full year 2002.

Net interest expense

        Net interest expense was $93 million in the first quarter of 2003, compared to $108 million in the first quarter of 2002. Net interest expense in the first quarter of 2003 included interest expense of $164 million, offset by interest income of $71 million. Net interest expense in the first quarter of 2002 included interest expense of $162 million, offset by interest income of $54 million. The decrease in net interest expense was primarily attributed to an increase in interest income due to an increase of cash and cash equivalents.

        The Company expects net interest expense to be lower in 2003 than in 2002, primarily due to a decrease in interest expense resulting from lower overall debt levels during 2003, including the reduction in debt resulting from redemption of its $825 million of Puttable Reset Securities (PURS) in February 2003.

Gains on sales of investments and businesses

        Gains on sales of investments and businesses in the first quarter of 2003 were $279 million, compared to $11 million in the first quarter of 2002. In the first quarter of 2003, the majority of the gain was a result of the sale of 25 million shares of Nextel Communications, Inc. held by the Company for investment purposes. In the first quarter of 2002, the majority of the gain was a result of the sale of equity securities of other companies held for investment purposes.

Other

        Charges classified as Other, as presented in Other Income (Expense), included net charges of $59 million in the first quarter of 2003, compared to net charges of $192 million in the first quarter of 2002. Charges classified as Other in the first quarter of 2003 included: (i) investment impairments of $47 million, primarily comprised of a $29 million charge to write down to zero the Company's debt security holding in a European cable operator, and (ii) foreign currency losses of $12 million. Charges classified as Other in the first quarter of 2002 included investment impairments of $188 million, primarily comprised of $95 million in charges to write down to zero the Company's investment in an Argentine cellular operating company and $63 million in charges related to the write down of investments in cable operating companies.

        The Company expects a significant decline in charges classified as Other, as presented in Other Income (Expense), in 2003, as compared to 2002.

Effective tax rate

        The effective tax rate was 34% in the first quarter of 2003, representing an $88 million net tax expense, compared to a 31% effective tax rate, representing a $202 million net tax benefit, in the first quarter of 2002. The effective tax rate increased in the first quarter of 2003 due to the mix of operating earnings and losses by region and gains on sales of investments that the Company recognized in the United States.

        The Company expects the effective tax rate for the full year 2003 to be approximately 34%, as compared to 28% in 2002. The increase in the effective tax rate in 2003, as compared to 2002, is due primarily to the expected increase in the Company's earnings and the mix of earnings and losses by geographic region.

Earnings (Loss)

        The Company had earnings before income taxes of $257 million in the first quarter of 2003, compared with a loss before income taxes of $651 million in the first quarter of 2002. After taxes, the Company had net earnings of $169 million, or $0.07 per share, in the first quarter of 2003, compared with a net loss of $449 million, or ($0.20) per share, in the first quarter of 2002.

        Despite a $138 million decrease in net sales in the first quarter of 2003, compared to the first quarter of 2002, gross margin increased by $123 million. Improved operating results also reflect: (i) a $211 million decline in selling, general and administrative expenses, (ii) a $135 million decline in reorganization of businesses charges, and (iii) a $64 million decrease in Other Charges. The improvements in operating results were partially offset by a $41 million increase in R&D expenditures. The Company's earnings also improved due to a $416 million net decrease in charges as presented in Other Income (Expense), primarily due to gains on sales of investments reflected in the first quarter of 2003.

Earnings Outlook for 2003

        As previously announced, in the second quarter of 2003, the Company expects net sales to be approximately $6.4 billion to $6.6 billion and expects to achieve earnings of approximately $0.01 to $0.03 per share. For the full year 2003, the Company expects net sales to be approximately $27.5 billion to $28.0 billion and expects to report earnings per share of approximately $0.35 to $0.40, compared to a loss per share of ($1.09) for the full year 2002. This expected full-year improvement is attributed primarily to: (i) an expected increase in sales, (ii) an expected decrease in costs of sales, as a percent of sales, as a result of full-year savings from cost-reduction initiatives implemented in 2002, (iii) an expected decrease in reorganization of businesses charges, (iv) an expected decrease in other charges, and (v) expected additional cost savings from initiatives to be implemented in 2003.

2003 Reorganization of Businesses Charges

        During the first quarter of 2003, the Company continued to implement cost-reduction plans by consolidating manufacturing and administrative operations and reducing its workforce. The Company expects to realize cost-saving benefits of approximately $70 million for the full year 2003 for the plans implemented in the first quarter of 2003. Beyond 2003, the Company expects the first quarter 2003 reorganization of businesses programs to provide annualized cost savings of approximately $100 million.

        In addition to the plans discussed above, beginning in 2000 and through 2002, the Company implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. Prior to January 1, 2003, the Company recorded provisions for employee separation costs and exit costs based on estimates prepared at the time the restructuring plans were approved by management. On January 1, 2003, the Company adopted FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which generally requires employee separation and exit costs to be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. Employee separation costs consist primarily of severance. At each reporting date, the Company evaluates its accruals for exit costs and employee separation to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

Three months ended March 29, 2003

        For the three months ended March 29, 2003, the Company recorded net charges of $66 million, of which $3 million was included in Costs of Sales and $63 million was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $66 million charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Manufacturing & administrative consolidations	$(3)	$7	$62	$66

Manufacturing and Administrative Consolidations

        The Company's actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in charges of $117 million, $66 million net of reversals, for the three months ended March 29, 2003. The charge consisted primarily of: (i) $45 million in the Semiconductor Products segment primarily for fixed asset impairments related to a manufacturing facility in Texas; (ii) $26 million in General Corporate for the impairment of assets classified as held for sale; and (iii) $41 million primarily in the Commercial, Government and Industrial Solutions and Semiconductor Products segments related to employee separation costs. These charges were offset by reversals of $51 million, primarily for unused accruals relating to previously-expected employee separation costs across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges incurred by segment for the three months ended March 29, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$2	$(7)	$(6)
Semiconductor Products	—	2	45	47
Global Telecom Solutions	(1)	(3)	(2)	(6)
Commercial, Government and Industrial Solutions	(2)	11	—	9
Integrated Electronic Systems	—	(2)	—	(2)
Broadband Communications	2	(4)	—	(2)
Other Products	—	(1)	—	(1)
General Corporate	(1)	2	26	27

	$(3)	$7	$62	$66

Reorganization of Businesses Accruals

        The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to March 29, 2003:

Exit Costs

	Accruals at January 1, 2003	2003 Net Charges	2003 Amount Used	Accruals at March 29, 2003
Discontinuation of product lines	$6	$—	$(3)	$3
Business exits	82	—	(6)	76
Manufacturing & administrative consolidations	129	(3)	(7)	119

	$217	$(3)	$(16)	$198

        The 2003 net charges of $(3) million represent additional charges of $2 million and reversals into income of $5 million. The $16 million used in 2003 reflects cash payments of $13 million and non-cash utilization of $3 million. The remaining accrual of $198 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

        The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to March 29, 2003:

Employee Separation Costs

	Accruals at January 1, 2003	2003 Net Charges	2003 Amount Used	Accruals at March 29, 2003
Manufacturing & administrative consolidations	$419	$7	$(113)	$313

        At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees. The 2003 net charges of $7 million represent additional charges of $41 million and reversals of $34 million. The additional charges for employee separation costs represent the severance costs for approximately an additional 1,200 employees.

        During the three months ended March 29, 2003, approximately 2,000 employees were separated from the Company. The $113 million used in 2003 reflects cash payments to these separated employees. The remaining accrual of $313 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to approximately 6,400 separated employees in 2003.

Liquidity and Capital Resources

        As highlighted in the condensed consolidated statements of cash flows, the Company's liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash, and Cash Equivalents

        At March 29, 2003, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $6.3 billion, compared to $6.5 billion at

December 31, 2002 and $5.9 billion at March 30, 2002. On March 29, 2003, $3.2 billion of this amount was held in the U.S. and $3.1 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

Operating Activities

        In the first quarter of 2003, the Company generated positive cash flow from operations of $479 million, as compared to $162 million generated in the first quarter of 2002. The Company has generated positive cash flow from operations for nine consecutive quarters. The primary contributors to cash flow from operations in the first quarter of 2003 were: (i) a decrease of $542 million in accounts receivable, reflecting a decrease in all business segments except the Integrated Electronic Systems segment, and (ii) net earnings, adjusted for non-cash items, of $384 million, primarily resulting from a reduction in operating costs as a result of benefits from cost-reduction activities. These improvements were partially offset by a $442 million decrease in accounts payable and accrued liabilities, primarily attributed to: (i) cash payments for employee severance and exit costs, (ii) income tax payments, and (iii) reduced operating costs associated with the Company's cost-reduction activities.

        The Company's net accounts receivable were $3.8 billion at March 29, 2003, compared to $4.4 billion at December 31, 2002 and $4.1 billion at March 30, 2002. The decrease in net accounts receivable in the first quarter of 2003, compared to the fourth quarter of 2002, was a result of the decline in net sales which reflected the seasonality of the Company's sales cycle, which features higher sales in the fourth quarter of the year than in the first quarter of the year. The Company expects the year-end net accounts receivable levels in 2003 to be higher than year-end net accounts receivable levels in 2002 due to the expected increase in sales. The Company's weeks receivable, excluding net long-term finance receivables, were 7.6 weeks at March 29, 2003, compared to 7.0 weeks at December 31, 2002. Weeks receivable in 2003 are expected to be approximately equivalent to weeks receivable in 2002.

        The Company's net inventory was $2.9 billion at March 29, 2003, compared to $2.9 billion at December 31, 2002 and $2.5 billion at March 30, 2002. The Company's inventory turns (calculated based on a 12-month rolling costs of sales divided by the average inventory), were 6.4 at March 29, 2003, compared to 6.6 at December 31, 2002. The decrease in inventory turns was the result of: (i) lower average costs of sales in the first quarter of 2003, compared to the fourth quarter of 2002, due to a decline in net sales, and (ii) an increase in the average inventory balance. For the full-year 2003, as compared to year-end 2002, the Company expects net inventory levels to be lower and inventory turns to improve due to anticipated improvement in the supply-chain process. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        To improve its future profitability, the Company continued to implement cost-reduction plans in the first quarter of 2003. Cash payments for exit costs and employee separations in connection with the Company's various reorganization plans were $126 million in the first quarter of 2003. All of the remaining $511 million reorganization of businesses accruals at March 29, 2003 are expected to result in future cash payments, the majority of which are expected to occur in 2003.

        No cash contribution to the regular U.S. pension plan was made in the first quarter of 2003; however, the Company made a $50 million cash contribution to this plan in April, 2003. The Company expects to make aggregate cash contributions of between $150 million and $200 million to this plan during 2003.

Investing Activities

        The most significant components of the Company's investing activities include: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

        Net cash provided by investing activities was $222 million for the first quarter of 2003, as compared to net cash used for investing activities of $118 million in the first quarter of 2002. The $340 million increase in cash provided by investing activities in the first quarter of 2003, compared to the first quarter of 2002, was primarily due to an increase of $320 million in proceeds received from dispositions of investments and businesses.

        Capital Expenditures:    Capital expenditures in the first quarter of 2003 were $113 million, compared to $103 million in the first quarter of 2002. For the full year 2003, the Company now expects capital expenditures to be approximately $800 million, of which approximately $300 million is expected to be in the Semiconductor Products segment.

        Strategic Acquisitions and Investments:    Cash consumed by the Company for acquisitions and new investment activities was $19 million in the first quarter of 2003, compared to $5 million in the first quarter of 2002. The largest component of first quarter 2003 cash usage related to the acquisition of NetPlane Systems, Inc., a developer of networking protocol software, by the Integrated Electronic Systems segment.

        As further described below, in April 2003 the Company acquired the remaining ownership of Next Level Communications, Inc. The total purchase price to the Company to acquire the approximately 26% of Next Level that it did not own at the initiation of its tender offer was approximately $47 million. In early May, the Global Telecom Solutions segment acquired Winphoria Networks, Inc. for approximately $180 million in cash.

        Dispositions of Investments and Businesses:    The Company received $346 million in proceeds from the dispositions of investments and businesses in the first quarter of 2003, compared to proceeds of $26 million in the first quarter of 2002. The proceeds generated in the first quarter of 2003 were primarily attributed to the sale of 25 million shares of Nextel Communications, Inc. that were held by the Company for investment purposes generating approximately $335 million in gross proceeds and a gain of approximately $255 million. The 2002 proceeds were primarily generated from the sale of securities held in the Company's investment portfolio.

        In March 2003, the Company also entered into three agreements to hedge up to 25 million of additional shares of Nextel common stock. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract "floor" price. The three agreements are to be settled over periods of three, four and five years, respectively. Pursuant to these agreements and exclusive of any present value discount, Motorola is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that Motorola would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares Motorola would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, Motorola has the exclusive option to settle the contracts in cash. Motorola will retain all voting rights associated with the up to 25 million hedged Nextel shares. Although, pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts.

        Short-Term Investments:    At March 29, 2003, the Company had $75 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $59 million of short-term investments at December 31, 2002.

        In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At March 29, 2003, the Company's available-for-sale securities portfolio had an approximate fair market value of $1.5 billion, which represented a cost basis of $555 million and an unrealized net gain of $933 million. At December 31, 2002, the Company's available-for-sale securities portfolio had an approximate fair market value of $1.6 billion, which represented a cost basis of $615 million and an unrealized net gain of $953 million.

Financing Activities

        The most significant components of the Company's financing activities are: (i) net proceeds from (or repayment of) commercial paper and short-term borrowings, (ii) net proceeds from (or repayment of) long-term debt securities, (iii) the payment of dividends, and (iv) proceeds from the issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan.

        Net cash used for financing activities was $952 million in the first quarter of 2003, compared to $292 million used in the first quarter of 2002. Cash used for financing activities in the first quarter of 2003 was primarily used to repay debt, including the repurchase of all of the Company's $825 million of Puttable Reset Securities (PURS)sm, and pay dividends. Cash used for financing activities in the first quarter of 2002 was primarily used to repay short-term debt and pay dividends.

        At March 29, 2003, the Company's outstanding notes payable and current portion of long-term debt was $775 million, compared to $1.6 billion at both December 31, 2002 and March 30, 2002. The decrease primarily reflects the reduction in the current portion of long-term debt due to the purchase and retirement of the $825 million of PURS on February 3, 2003 with cash on hand.

        At March 29, 2003, the Company had $496 million of outstanding commercial paper, compared to $495 million at December 31, 2002 and $508 million at March 30, 2002. The Company currently expects its outstanding commercial paper balances to average approximately $500 million throughout 2003. At both March 29, 2003 and December 31, 2002, the Company had long-term debt of $7.2 billion.

        Given the Company's significant cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

        Debt Ratings:    Two independent credit rating agencies, Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's"), assign ratings to the Company's short-term and long-term debt. S&P's current credit rating for the Company's senior unsecured non-credit-enhanced long-term debt is "BBB" with a "stable outlook" and Moody's rating is "Baa2" with a "negative outlook". The current ratings for the Company's commercial paper are "A-2" by S&P and "P-2" by Moody's.

        The most recent actions by these agencies were on June 14, 2002, when S&P revised its credit rating for the Company's senior unsecured non-credit enhanced long-term debt to "BBB" with a "stable outlook", and on June 25, 2002, when Moody's revised its credit rating for the Company's senior unsecured non-credit enhanced long-term debt to "Baa2" with a "negative outlook". Both S&P and Moody's explicitly affirmed the Company's commercial paper ratings of "A-2" and "P-2", respectively, on those dates.

        The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. The Company has greatly reduced the amount of its commercial paper outstanding in comparison to historical levels. This reflects the fact that the market for commercial paper rated "A-2 / P-2" is much smaller than that for commercial paper rated "A-1 / P-1" and commercial paper or other short-term borrowings may be of limited availability to participants in the "A-2 / P-2" market from time-to-time or for extended periods.

        The Company's debt ratings are considered "investment grade." If the Company's senior long-term debt were rated lower than "BBB-" by S&P or "Baa3" by Moody's (which would be a decline of two levels from current ratings), the Company's long-term debt would no longer be considered "investment grade". If this were to occur, the terms on which the Company could borrow money would become more onerous. In addition, if these debt ratings were to be lower than "BBB" by S&P or "Baa2" by Moody's (which would be a decline of one level from current ratings), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company would also have to pay higher fees related to these facilities. The Company has never borrowed under its domestic revolving credit facilities.

        As further described under "Customer Financing Arrangements" below, for many years the Company has utilized a receivables program to sell a broadly-diversified group of short-term receivables, through Motorola Receivables Corporation (MRC), to third parties. The obligation of the third parties to continue to purchase receivables under the MRC short-term receivables program could be terminated if the Company's long-term debt was rated lower than "BB" by S&P or "Ba2" by Moody's (which would be a decline of four levels from current ratings). If the MRC short-term receivables program were terminated, the Company would no longer be able to sell its short-term receivables in this manner, but it would not be required to repurchase previously-sold receivables.

        Also, as further described under " Customer Financing Arrangements" below, the Company has sold a limited number of long-term loans to an independent third party in prior years through Motorola Funding Corporation (MFC). No finance receivables were sold under this program during the first quarter of 2003. In certain events, including if the Company's long-term debt were rated lower than "BBB" by S&P or "Baa2" by Moody's (which would be a decline of one level from current ratings), the Company could be required to make additional funded deductible payments of up to $35 million to the insurer in order to maintain the credit insurance coverage of these loans. In May 2003, the Company voluntarily terminated the program for the sale of long-term receivables through MFC. In light of the significant decrease in long-term financing provided by the Company to customers in recent years, no long-term receivables have been sold through this program in 2002 or 2003 and the benefits from maintaining the program no longer exceed the costs. To effect this termination, the Company purchased all outstanding long-term receivables previously sold to, and held by, the independent third party and terminated the credit insurance related to these long-term receivables.

Customer Financing Arrangements

        Outstanding Commitments:    Certain purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment and working capital. The Company had outstanding commitments to extend credit to third-parties totaling $170 million and $175 million at March 29, 2003 and December 31, 2002, respectively. During the first quarter of 2003, the Company made loans to customers of $1 million, as compared to loans to customers of $67 million during the first quarter of 2002.

        Outstanding Finance Receivables:    During the "telecom boom" that peaked in late 2000, numerous wireless equipment makers, including the Company, made loans to customers, some of which were very large. The Company had net finance receivables of $467 million at both March 29, 2003, and December 31, 2002 (net of allowances for losses of $2.2 billion at March 29, 2003 and $2.3 billion at December 31, 2002). These finance receivables are interest bearing, with rates ranging from 3% to 15%. Interest income on impaired finance receivables is recognized only when payments are received. Total interest income recognized on finance receivables for the three months ended March 29, 2003 and March 30, 2002 was $1 million and $5 million, respectively.

        Telsim Loan:    At March 29, 2003 and December 31, 2002, the Company had $2.0 billion of gross receivables from one customer, Telsim, in Turkey (the "Telsim Loan"). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At March 29, 2003 and December 31, 2002, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation and collection process will be very lengthy in light of the Uzans' repeated decisions to violate court orders.

        Guarantees of Third-Party Debt:    In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing from banks and other sources to fund equipment purchases and working capital. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $51 million at March 29, 2003, as compared to $50 million at December 31, 2002. Customer borrowings outstanding under these guaranteed third-party loan arrangements were $51 million at March 29, 2003, as compared to $50 million at December 31, 2002.

        The Company evaluates its contingent obligations under these financial guarantees by assessing the customer's financial status, account activity and credit risk, as well as the current economic conditions and historical experience. The $51 million of guarantees discussed above is comprised of guarantees for two customers in the amounts of $29 million and $22 million, respectively. Management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called, was $26 million at March 29, 2003, as compared to $25 million at December 31, 2002.

        Sales of Receivables and Loans:    From time to time, the Company sells short-term receivables and long-term loans to third parties in transactions that qualify as "true-sales". Certain of these receivables are sold through separate legal entities, with Motorola Receivables Corporation ("MRC") selling short-term receivables and Motorola Funding Corporation ("MFC") selling long-term receivables. MRC and MFC are special purpose entities and the financial results for MRC and MFC are fully consolidated in the Company's financial statements. These receivables funding programs are, in turn, administered through separate special purpose entities. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", the Company does not believe it will be required to consolidate those separate special purpose entities.

        As of December 31, 2002 the MRC short-term receivables program provided for up to $400 million of short-term receivables to be outstanding with the third parties at any time. In February 2003, the MRC short-term receivables program was amended and the level of allowable outstanding short-term receivables was increased to $425 million. Total receivables sold through the MRC short-term program for the three months ended March 29, 2003 and March 30, 2002 were $179 million and $284 million, respectively. There were approximately $168 million and $240 million of short-term receivables outstanding under the MRC short-term receivables program at March 29, 2003 and December 31, 2002, respectively.

        In addition to the MRC short-term receivables program, the Company also sells other short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) during the three months ended March 29, 2003 and March 30, 2002 were $686 million and $735 million, respectively. At March 29, 2003, a total of $776 million of short-term receivables were outstanding, as compared to $802 million at December 31, 2002. The Company's total credit exposure to outstanding short-term receivables was $23 million at March 29, 2003, compared to $40 million at December 31, 2002. The Company had reserves of $19 million recorded for potential losses pursuant to this credit exposure at both March 29, 2003 and December 31, 2002.

        The Company has sold a limited number of long-term receivables to an independent third party through MFC. In connection with the sale of long-term receivables, the Company retains obligations for the servicing, administering and collection of receivables sold. No such receivables were sold under this program during 2002 or the first quarter of 2003. At March 29, 2003, the total finance receivables outstanding under this program were $66 million, compared to $71 million at December 31, 2002. The Company has provided an allowance for first loss of $9 million at March 29, 2003 as compared to $14 million at December 31, 2002. In May 2003, the Company voluntarily terminated the program for the sale of long-term receivables through MFC. In light of the significant decrease in long-term financing provided by the Company to customers in recent years, no long-term receivables have been sold through this program in 2002 or 2003 and the benefits from maintaining the program no longer exceed the costs. To effect this termination, the Company purchased all outstanding long-term receivables previously sold to, and held by, the independent third party and terminated the credit insurance related to these long-term receivables.

Next Level Communications, Inc.

        In April 2003, Motorola announced that it had completed its cash tender offer of $1.18 per share for all remaining outstanding shares of common stock of Next Level Communications, Inc. (Next Level), a leading provider of high speed data, video and voice broadband solutions over existing phone lines. Motorola acquired the remaining ownership of Next Level through a short-form merger and Next Level is now a wholly-owned subsidiary of Motorola. The total purchase price to Motorola to acquire the approximately 26% of Next Level that it did not own at the initiation of the tender offer was approximately $47 million.

Iridium Program

        A committee of unsecured creditors (the "Creditors Committee") of Iridium LLC and its operating subsidiaries (collectively "Old Iridium") was, over objections by Motorola, granted leave by the Bankruptcy Court to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of the claims against Motorola. Motorola's appeal of this order is pending. On July 19, 2001, the Creditors Committee filed its complaint against Motorola in Bankruptcy Court on behalf of Old Iridium's debtors and estates, seeking in excess of $4 billion in damages. Discovery in this case is underway.

        The Iridium India gateway investors (IITL) have filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law if IITL were successful in the suit, IITL could recover compensation of the alleged financial losses. In September 2002, IITL also filed a civil suit in India against Motorola and Old Iridium alleging fraud and misrepresentation in inducing IITL to invest in Old Iridium and to purchase and operate an Iridium gateway in India. IITL claims in excess of $200 million in damages, plus interest.

        The Chase Manhattan Bank, as agent for the lenders under Old Iridium's $800 million Senior Secured Credit Agreement, filed four lawsuits against Motorola. In March 2003, the Company reached a settlement agreement with Chase, pursuant to which all four of the cases, including Motorola's counterclaim, were dismissed with prejudice. Under the settlement agreement, Motorola released to Chase its claim to $371 million that was previously paid into an escrow account in April 2002 and made an additional payment of $12 million.

        The Company had reserves related to the Iridium program of $77 million and $152 million at March 29, 2003 and December 31, 2002, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. The reduction in the reserve balance is comprised of $16 million in cash payments, of which $12 million relates to the Chase settlement agreement, and $59 million for the reduction of reserves after reassessment in light of the wind-down of the program and the settlement agreement reached with Chase. The remaining reserve balance of $77 million at March 29, 2003 relates primarily to termination claims and the settlement of remaining obligations. The remaining reserves are expected to require future cash payments, primarily in 2003.

        These reserves are believed by management to be sufficient to cover Motorola's current exposures related to the Iridium program. However, these reserves do not include additional charges that may arise as a result of litigation related to the Iridium program. While the still pending cases are in very preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Other

        The Company has a very significant manufacturing and commercial presence in Asia. In 2002, 14% of the Company's sales were in China; 11% were in the Asia-Pacific region; and 3% were in Japan. In addition, in 2002 more than half of the Company's products were manufactured in Asia, particularly in China. As a result of the Company's significant presence in the region, the Company is closely monitoring the impact of Severe Acute Respiratory Syndrome (SARS). SARS is a rapidly evolving health threat that has created numerous types of uncertainty. It is difficult to ascertain how broadly the condition will spread, how quickly or severely it will affect consumer patterns in impacted cities and countries or how long it will take for the spread of SARS to be brought under control.

        In response to the growing presence of SARS in Asia, since the end of March the Company has had minor closings at a few of its Asian manufacturing facilities, generally for less than 12 hours, in order to take precautionary sanitization actions. The Company has also temporarily closed some office facilities in the region. In addition, the Company has restricted travel to and within the region to business-critical travel.

        Despite the minor facility closings described above, as well as SARS-related facility closings by third-party manufacturers and suppliers with whom the Company does business, the Company continues to believe that it has sufficient manufacturing capacity in the Asia region or in other regions to meet customers' needs. The Company's businesses have also been and, until the spread of SARS is brought under control, will continue to be negatively affected by the resultant reduction in consumer spending in many parts of Asia. Also, restrictions on travel have slowed the Company's ability to implement the planned transfer of some manufacturing into Asia and have interfered with the Company's ability to meet with customers and send engineers and other specialists into the region to work on certain projects. If the SARS situation worsens in Asia, or if SARS spreads outside of the region, or if the spread of SARS is not brought under control as soon as the Company currently expects, the Company's results could be further negatively impacted.

Segment Information

        The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended March 29, 2003 as detailed in Note 8, "Segment Information," of the Company's consolidated financial statements.

        Orders, net sales, and operating results for the Company's major operations for the three months ended March 29, 2003 and March 30, 2002 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

        Within the segment discussion below, solely for purposes of historical period-to period comparisons, the following words shall have the following meanings: "slight" or "slightly" indicates a variance of up to 5 percent; "substantial" or "substantially" indicates a variance from 15 percent up to 25 percent; and "very substantial" or "very substantially" indicates a variance of 25 percent or more. The use of the words "up", "down", "higher" or "lower" without modification by any of the above adjectives will indicate a variance from 5 percent to 15 percent.

Personal Communications Segment

        The Personal Communications segment (PCS) designs, manufactures, sells and services wireless subscriber equipment, including wireless handsets and personal two-way radios, with related software and accessory products. PCS's net sales represented 40% of the Company's consolidated net sales in the first quarter of 2003, compared to 39% in the first quarter of 2002.

	Three Months Ended
(Dollars in millions)	March 29, 2003	March 30, 2002	% Change
Orders	$2,495	$2,644	(6)%
Segment net sales	$2,447	$2,406	2%
Operating earnings (loss)	$114	$(35)	***

*** Percent change not meaningful

        In the first quarter of 2003, segment net sales increased 2% to $2.4 billion, compared to $2.4 billion in the first quarter of 2002, and orders declined 6% to $2.5 billion, compared to $2.6 billion in the first quarter of 2002. The increase in net sales was primarily due to an increase in unit shipments in the Americas region, partially offset by: (i) a decrease in unit shipments in the Asia region, and (ii) the absence of sales associated with the paging business, which was exited in 2002. The decline in orders was primarily due to: (i) a decrease in orders in the Asia region, reflecting increasingly strong competition from locally-based handset suppliers, (ii) the absence of orders associated with the exited paging business, and (iii) the result of PCS's efforts to assist their customers by implementing an improved supply-chain process that enables short-cycle ordering by customers and reduces required customer inventories. Net sales and orders for the exited paging business in the first quarter of 2002 were $63 million and $92 million, respectively.

        Segment unit shipments were 16.7 million in the first quarter of 2003, up 18% from 14.2 million units in the first quarter of 2002. Unit shipments rose faster than sales due to a shift in product mix from high-end to lower-priced handsets. This shift occurred because PCS has developed a much broader portfolio of lower-priced handset models that have been well received by wireless service providers and consumers. The segment's average selling price (ASP) was down 12% in the first quarter of 2003 compared to the first quarter of 2002, due to price reductions and a mix shift in units toward lower-priced handsets. The decline in ASP is reflective of historical reductions in selling prices. Over the last 5 years, the segment's ASPs have declined an average of 10% to 15% per year.

        On a geographic basis, unit shipments in the first quarter of 2003, compared to the first quarter of 2002, were up very substantially in the Americas, down substantially in Asia and down in Europe. Sales were up very substantially in the Americas, down very substantially in Asia and down substantially in Europe.

        PCS's primary technologies are: (i) Global System for Mobile Communications (GSM), (ii) Code Division Multiple Access (CDMA), (iii) Time Division Multiple Access (TDMA), and (iv) iDEN® integrated digital enhanced network. Unit shipments in the first quarter of 2003, compared to the first quarter of 2002, were up very substantially in TDMA and CDMA, down slightly in GSM and down in iDEN. Sales were up very substantially in TDMA and CDMA, down substantially in GSM and down in iDEN.

        Market share for the segment was higher in the first quarter of 2003 than in the first quarter of 2002. The increase in the segment's overall market share was primarily attributed to an increase in market share in the Americas region, partially offset by a decrease in market share in the Asia region. The market share decrease in Asia reflects increasingly strong competition from locally-based handset suppliers in China; however, the segment continued to be the market-share leader in China.

        The segment's operating earnings in the first quarter of 2003 were $114 million, compared to an operating loss of $35 million in the first quarter of 2002. The improvement in operating results primarily reflects: (i) a decrease in reorganization of business charges, (ii) an increase in gross margin, primarily attributed to an increase in sales and a decrease in manufacturing expenses, reflecting benefits from cost-reduction activities and supply-chain efficiencies, and (iii) a net decrease in SG&A costs, reflecting decreased administrative costs, offset by increased selling and advertising costs. The improvement in operating results includes the offsetting impact of increased R&D expenditures, as the segment continues to invest in its future.

        In the first quarter of 2002, PCS recorded reorganization of business charges of $141 million, of which $8 million were included in Costs of Sales and $133 million were reflected under Reorganization of Businesses. These charges primarily consisted of fixed asset impairments resulting from the planned closure of an engineering and distribution center in Illinois.

PCS Outlook

        It remains difficult to estimate the near-term growth of the wireless handset market. Market analysts estimates vary widely, however, PCS expects total industry handset units sold to end customers (also referred to as industry "sell-through") for 2003 to be approximately 430 million units. Total industry handset unit shipments (also referred to as industry "sell-in") for 2003 are expected to be lower than total industry sell-through, due to the level of inventory in distribution channels at the end of 2002. ASPs are expected to increase slightly in the second half of 2003, as a higher percentage of color, camera and other feature rich phones are shipped. On an annual basis, ASPs are expected to decline approximately 5%, which is less than the historical 10% to 15% annual rate of decline. For the full year 2003 compared to the full year 2002, the segment expects sales to increase. PCS also expects improved operating earnings, primarily due to: (i) the expected increase in sales, (ii) an expected decrease in manufacturing expenses as a percent of sales, due to benefits from cost-reduction activities and supply-chain efficiencies, and (iii) an expected significant decrease in reorganization of business and other charges.

Semiconductor Products Segment

        The Semiconductor Products segment (SPS) designs, produces and sells embedded processors for customers serving the wireless, networking and automotive markets and for standard products. SPS's net sales represented 19% of the Company's consolidated net sales in the first quarter of 2003, compared to 18% in the first quarter of 2002.

	Three Months Ended
(Dollars in millions)	March 29, 2003	March 30, 2002	% Change
Orders	$1,104	$1,319	(16)%
Segment net sales	$1,151	$1,127	2%
Operating loss	$(121)	$(238)	49%

        In the first quarter of 2003, segment net sales increased 2% to $1.2 billion, compared to $1.1 billion in the first quarter of 2002, and orders decreased 16% to $1.1 billion, compared to $1.3 billion in the first quarter of 2002. The decline in orders is indicative of the significant economic uncertainty in the end markets served by the segment, particularly in light of world events.

        On an end-market basis, in the first quarter of 2003, compared to the first quarter of 2002, sales were up in the Transportation and Standard Products group, down substantially in the Networking and Computing Systems group, and up substantially in the Wireless and Broadband Subscriber Systems group.

        On a geographic basis, in the first quarter of 2003, compared to the first quarter of 2002, sales were down substantially in the Americas, up substantially in Europe and up in Asia.

        The segment's operating loss in the first quarter of 2003 was $121 million, compared to an operating loss of $238 million in the first quarter of 2002. The improvement in operating results is primarily attributed to: (i) a decrease in SG&A expenses, reflecting benefits from cost-reduction initiatives, and (ii) an increase in gross margin, primarily due to the increase in sales and a decrease in manufacturing expenses, reflecting lower manufacturing overhead costs due to facility consolidations and lower depreciation expenses resulting from the segment's "asset light" business model, partially offset by: (i) an increase in R&D expenditures, partially attributed to new product launch initiatives, and (ii) an increase in reorganization of business charges. In the first quarter of 2003, SPS recorded reorganization of business charges of $47 million, primarily consisting of fixed asset impairments relating to the planned closure of a facility in Texas. In the first quarter of 2002, SPS recorded reorganization of business charges of $11 million, primarily consisting of fixed asset impairments relating to the planned closure of a facility in Arizona.

        The segment continues to implement its "asset light" business model, which is aimed at achieving substantial improvements in future profitability and cash flow performance by: (i) improving asset efficiency, (ii) maximizing the return on R&D expenditures, and (iii) reducing the segment's historical ratio of capital expenditures to sales. Capital expenditures in the segment were $43 million, or 3.7% of segment net sales, in the first quarter of 2003, compared to $24 million, or 2.1% of segment net sales, in the first quarter of 2002. The segment now expects capital expenditures for the full year 2003 to be approximately $300 million, compared to $220 million for the full year 2002. These levels continue to be lower than in earlier years.

        One focus of the segment's "asset light" business model has been to replace internal manufacturing capacity by outsourcing an increasing percentage of production to foundries and contract houses. At the beginning of 2003, the segment had 12 manufacturing facilities, 9 of which are wafer fabrication facilities. The segment closed a back-end manufacturing facility in Texas in the first quarter of 2003 and closed a wafer fabrication facility in Scotland in April 2003. Accordingly, SPS has reduced its total manufacturing facilities to 10, of which 8 are wafer fabrication facilities.

SPS Outlook

        Due to ongoing economic uncertainty, it continues to be extremely difficult to estimate the 2003 growth rate of the semiconductor industry markets served by the segment. Market analysts' estimates of 2003 market growth continue to vary widely, and currently range from 0% to 22%. The segment believes that growth in the semiconductor markets it serves will be at the lower end of the range of these analysts' estimates. The segment expects its full-year 2003 sales to increase at a rate that is comparable to the growth rates in the markets it serves. The segment also expects improved operating results, primarily due to: (i) lower manufacturing expenses, reflecting benefits from cost-reduction activities, and (ii) a significant decrease in reorganization of business and other charges.

Global Telecom Solutions Segment

        The Global Telecom Solutions segment (GTSS) designs, manufactures, sells, installs, and services wireless infrastructure communication systems, including hardware and software. GTSS provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, and third-party switching for Code Division Multiple Access (CDMA), Global System for Mobile Communications (GSM), iDEN® integrated digital enhanced network, and Universal Mobile Telecommunications Systems (UMTS) technologies. GTSS's net sales represented 16% of the Company's consolidated net sales in the first quarter of 2003, compared to 18% in the first quarter of 2002.

	Three Months Ended
(Dollars in millions)	March 29, 2003	March 30, 2002	% Change
Orders	$935	$1,293	(28)%
Segment net sales	$952	$1,085	(12)%
Operating earnings (loss)	$29	$(52)	***

*** Percent change not meaningful

        In the first quarter of 2003, segment net sales decreased 12% to $952 million, compared to $1.1 billion in the first quarter of 2002, and orders decreased 28% to $935 million, compared to $1.3 billion in the first quarter of 2002. The decline in sales and orders is indicative of conditions in the overall wireless infrastructure industry, which continues to be impacted by a steep decline in capital expenditures by wireless service providers in all regions of the world.

        On a geographic basis, sales in the first quarter of 2003, compared to the first quarter of 2002, were down in Europe and Asia and down substantially in the Americas.

        The segment's operating earnings in the first quarter of 2003 were $29 million, compared to an operating loss of $52 million in the first quarter of 2002. The improvement in operating results was primarily related to: (i) a decrease in SG&A expenses, (ii) a decrease in R&D expenses, and (iii) an increase in gross margin, despite a decrease in sales, due to a decrease in manufacturing expenses, reflecting benefits from cost-reduction activities.

        Network operators are starting to deploy the first third-generation (3G) Universal Mobile Telecommunications Systems (UMTS). These systems are high-capacity wireless networks designed to provide enhanced data services, improved Internet access and increased voice capacity. The segment was in a pre-commercial trial for a UMTS system in the Asia-Pacific region that was to be commercially deployed in the summer of 2003. While the pre-commercial trial was progressing, it became apparent that, with the current version of the radio network controller, the system would not be ready to meet the customer's desired deployment schedule. As a result, the segment's equipment will not be used for commercial launch at this location. The segment continues to work with the customer to consider deployment in an alternate location.

        In early May, the Company acquired Winphoria Networks, Inc., a core infrastructure provider of next generation packet based mobile switching centers for wireless networks, for approximately $180 million in cash. The acquisition is an important step in the segment's ongoing strategy to enhance its position as a total network systems supplier. The addition of soft-switch technology will enable the segment to provide less expensive, yet more versatile, switching solutions to operators as they migrate to technologies that will support integrated voice, data and video applications.

GTSS Outlook

        In 2003, the segment continues to expect wireless infrastructure industry sales to decline between 6% and 12% due to continued reductions in capital expenditures by wireless service providers. The segment expects its 2003 sales to decrease at a rate that is comparable to the industry decline. The segment expects an improvement in operating results due to a decrease in SG&A and R&D expenditures, as well as a significant decrease in reorganization of business and other charges.

Commercial, Government and Industrial Solutions Segment

        The Commercial, Government and Industrial Solutions segment (CGISS) designs, manufactures, sells, installs, and services analog and digital two-way radio voice and data products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets. In addition, CGISS participates in the emerging market of integrated information solutions for public-safety and enterprise customers. CGISS's net sales represented 14% of the Company's consolidated net sales in the first quarter of 2003, compared to 13% in the first quarter of 2002.

	Three Months Ended
(Dollars in millions)	March 29, 2003	March 30, 2002	% Change
Orders	$905	$877	3%
Segment net sales	$863	$802	8%
Operating earnings	$62	$39	59%

        In the first quarter of 2003, segment net sales increased 8% to $863 million, compared to $802 million in the first quarter of 2002, and orders increased 3% to $905 million, compared to $877 million in the first quarter of 2002. The increase in sales was primarily attributed to sales growth in the Americas region.

        On a geographic basis, sales in the first quarter of 2003, compared to the first quarter of 2002, were up in the Americas and Europe and down slightly in Asia. 69% of the segment's net sales in the first quarter of 2003 were in the Americas region, as compared to 67% in the first quarter of 2002.

        The segment's operating earnings increased to $62 million in the first quarter of 2003, compared to operating earnings of $39 million in the first quarter of 2002. The increase in operating earnings was primarily related to the increase in gross margin, primarily reflecting the increase in net sales.

        In light of increasing safety and security concerns worldwide, customers remain very interested in standards-based, interoperable two-way radio solutions and integrated solutions to enhance prevention, detection, protection and emergency response capabilities. While customer interest is high, and U.S.

Federal government sales are strong, funding delays have constrained procurement activities for state and local government customers. CGISS is well positioned to serve these customers as funding becomes available.

CGISS Outlook

        Two-way radio industry sales growth in 2003 is forecasted to be between 2% and 8%, as homeland security programs are established at Federal, state and local levels in the U.S. and other countries. For the full year 2003 compared to the full year 2002, the segment expects an increase in sales and, as a result, improved operating earnings.

Integrated Electronic Systems Segment

        The Integrated Electronic Systems segment (IESS) designs, manufactures and sells: (i) automotive and industrial electronics systems and solutions, (ii) telematics products and solutions, (iii) portable energy storage products and systems, and (iv) multi-function embedded board and computer system products. IESS's net sales represented 9% of the Company's consolidated net sales in the first quarter of 2003, compared to 8% in the first quarter of 2002.

	Three Months Ended
(Dollars in millions)	March 29, 2003	March 30, 2002	% Change
Orders	$529	$570	(7)%
Segment net sales	$521	$509	2%
Operating earnings	$25	$9	***

*** Percent change not meaningful

        In the first quarter of 2003, segment net sales increased 2% to $521 million, compared to $509 million in the first quarter of 2002, and orders decreased 7% to $529 million, compared to $570 million in the first quarter of 2002.

        There are three primary business groups within IESS: (i) the Automotive Communications and Electronic Systems Group (ACES), (ii) the Energy Systems Group (ESG), and (iii) the Motorola Computer Group (MCG). In the first quarter of 2003, ACES, ESG and MCG represented 67%, 21% and 12% of the segment's net sales, respectively, compared to 58%, 29% and 13% of the segment's net sales, respectively, in the first quarter of 2002.

        In the first quarter of 2003, compared to the first quarter of 2002, ACES' sales were up substantially. The increase in sales was primarily due to the success of new product launches. ESG's sales were down very substantially, primarily due to cellular customer inventory realignment and competitive pricing. MCG's sales were down slightly.

        The segment reported operating earnings of $25 million in the first quarter of 2003, compared to operating earnings of $9 million in the first quarter of 2002. The improvement in operating results was primarily related to: (i) a decrease in SG&A, attributed to the benefits from cost-reduction activities, and (ii) a decrease in reorganization of business charges, partially offset by a decrease in gross margin, despite an increase in sales. In the first quarter of 2002, IESS recorded reorganization of business charges of $13 million, primarily related to segment-wide employee separation costs.

        During the first quarter of 2003, the segment acquired NetPlane Systems, Inc., a developer of networking protocol software.

IESS Outlook

        For the full year 2003 compared to the full year 2002, the segment expects an increase in sales. The segment also expects improved operating earnings due to the expected increase in sales and a significant decrease in reorganization of business charges.

Broadband Communications Segment

        The Broadband Communications segment (BCS) designs, manufactures and sells a wide variety of broadband products for the cable television industry, including: (i) digital systems and set-top terminals for cable television networks; (ii) high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP)-based telephony products; (iii) hybrid fiber coaxial network transmission systems used by cable television operators; (iv) digital satellite television systems for programmers; (v) direct-to-home (DTH) satellite networks and private networks for business communications; and (vi) digital broadcast products for the cable and broadcast industries. BCS's net sales represented 7% of the Company's consolidated net sales in the first quarter of 2003, compared to 8% in the first quarter of 2002.

	Three Months Ended
(Dollars in millions)	March 29, 2003	March 30, 2002	% Change
Orders	$343	$537	(36)%
Segment net sales	$405	$525	(23)%
Operating earnings	$28	$55	(49)%

        In the first quarter of 2003, segment net sales declined 23% to $405 million, compared to $525 million in the first quarter of 2002, and orders declined 36% to $343 million, compared to $537 million in the first quarter of 2002. The decline in sales and orders was the result of continued lower capital spending by cable operators, primarily related to lower digital set-top box sales volume in North America. In addition, the reduction in orders reflects a shorter cycle time required for customer fulfillment.

        In the first quarter of 2003, compared to the first quarter of 2002 sales of digital set-top boxes were down substantially. The decrease in sales was a result of a substantial decline in unit shipments and a slight decline in average selling prices (ASPs). The decline in unit shipments was consistent with the overall decline in the set-top box industry, and the segment retained its leading market share position. The decline in ASPs reflects overall product price reductions, as well as a shift in product mix towards less expensive, lower-tier products, partially offset by sales of higher priced, high-definition advanced products.

        On a geographic basis, 87% of the segment's net sales were in the North America region in the first quarter of 2003, compared to 86% in the first quarter of 2002.

        In the first quarter of 2003, compared to the first quarter of 2002, sales of cable modems were up. The increase in sales was a result of very substantially higher unit shipments, offset by very substantially lower ASPs. The decline in ASPs reflects increased competition in low-end cable modems.

        The segment's operating earnings were $28 million in the first quarter of 2003, compared to operating earnings of $55 million in the first quarter of 2002. The decline in operating results was primarily related to the decline in sales, partially offset by: (i) manufacturing cost reductions, including supply-chain savings, and (ii) a decrease in overhead costs resulting from the segment's facility consolidations and other cost-containment actions.

BCS Outlook

        For the full year 2003, compared to the full year 2002, the segment continues to expect broadband equipment industry sales to decline approximately 10% to 15%, due to continued lower capital expenditures by cable operators. The segment expects its sales in 2003 to decrease at a rate that is comparable to the industry decline. The segment expects to improve operating results due to a significant decrease in reorganization of business and other charges.

Other

        Other is comprised of the Other Products segment and general corporate items. The Other Products segment includes: (i) Next Level Communications, which became a wholly-owned subsidiary of the Company in April 2003, (ii) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (iii) the Motorola Credit Corporation (MCC), the Company's wholly-owned finance subsidiary.

	Three Months Ended
(Dollars in millions)	March 29, 2003	March 30, 2002	% Change
Segment net sales	$95	$107	(11)%
Operating earnings (loss)	$4	$(140)	***

*** Percent change not meaningful

        In the first quarter of 2003, Other Products segment net sales decreased 11% to $95 million, compared to $107 million in the first quarter of 2002.

        The segment's operating earnings were $4 million in the first quarter of 2003, compared to an operating loss of $140 million in the first quarter of 2002. The improvement in operating results was primarily related to: (i) a $59 million reduction of reserves related to the Iridium project in the first quarter of 2003 after reassessment in light of the wind-down of the program and the settlement agreement reached with The Chase Manhattan Bank, (ii) a decrease in costs for developmental businesses and research and development projects, and (iii) the benefits from cost-reduction activities.

        In the first quarter of 2003, the segment recorded reorganization of business charges of $26 million, primarily relating to fixed asset impairments of assets classified as held for sale. In the first quarter of 2002, the segment recorded reorganization of business charges of $27 million, primarily consisting of segment-wide employee separation costs.

        In April 2003, Motorola announced that it had completed its cash tender offer of $1.18 per share for all remaining outstanding shares of common stock of Next Level Communications, Inc. (Next Level), a leading provider of high speed data, video and voice broadband solutions over existing phone lines. Motorola acquired the remaining ownership of Next Level through a short-form merger and Next Level is now a wholly-owned subsidiary of Motorola. The total purchase price to Motorola to acquire the approximately 26% of Next Level that it did not own at the initiation of the tender offer was approximately $47 million.

Significant Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

        Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies require significant judgment and estimates:

  •
  Valuation of investments and long-lived assets

  •
  Restructuring activities

  •
  Allowance for losses on finance receivables

  •
  Retirement-related benefits

  •
  Long-term contract accounting

  •
  Deferred tax asset valuation

  •
  Inventory valuation reserves

        In the first quarter of 2003, there has been no change in the above critical accounting policies. With the exception of valuation of investments and long-lived assets, there has been no significant change in the underlying accounting assumptions and estimates used in the above critical accounting policies.

Valuation of Investments and Long-Lived Assets

        The Company assesses the impairment of investments and long-lived assets, which includes identifiable intangible assets, goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; (iv) declines in stock price of an investment for a sustained period; and (v) our market capitalization relative to net book value.

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

        At March 29, 2003 and December 31, 2002, the net book values of these assets were as follows (in millions):

	March 29, 2003	December 31, 2002
Property, plant and equipment	$5,753	$6,104
Investments	1,911	2,053
Intangible assets	224	232
Goodwill	1,383	1,375

Total	$9,271	$9,764

        Based upon the assessments performed in the first quarter of 2003, management determined that various long-lived assets had been impaired. Total impairment charges in the first quarter of 2003 were

$109 million, consisting of $62 million of certain fixed assets and $47 million of specific investments. The fixed asset impairment charges of $62 million primarily related to manufacturing facilities in the Semiconductor Products segment and of assets classified as held for sale in the Other Products segment. The investment impairment charges of $47 million were primarily comprised of a $29 million charge to write down to zero the Company's debt security holding in a European cable operator.

        The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

Recent Accounting Pronouncements

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement 146 no longer permits the accrual of exit costs at the date management approves a plan. Rather, with the exception of certain employee terminations carried out within 60 days of a plan approval, exit costs (including employee separation costs) will be recognized as they are incurred. Statement 146 is effective for exit plans initiated after December 31, 2002. Statement 146 does not change the accounting for the Company's restructuring activities initiated prior to 2003. The Company adopted this statement January 1, 2003 with no material effect on the Company's financial position, results of operations or cash flows.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions of this statement in December 2002.

        In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation requires the Company to recognize a liability for the fair value of certain guarantees issued or modified after December 31, 2002. In addition, certain disclosures are required for the nature of the guarantees, the maximum potential future payments that could be required under the guarantees, and the current liability recorded for these guarantees. The Company adopted this statement January 1, 2003 with no material effect on the Company's financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Interpretation 46 requires the primary beneficiary to consolidate a variable interest entity (VIE). A primary beneficiary is an entity that is subject to a majority of the risk of loss from the VIE's activity or is entitled to receive a majority of the VIE's residual returns or both. The interpretation also requires disclosure about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements apply immediately to VIEs created after January 31, 2003. The Company does not have a variable interest in any VIEs created after January 31, 2003. The consolidation requirements apply to existing VIEs for periods beginning after June 15, 2003. The Company does not expect the adoption of these provisions to have a material impact on its financial position, results of operations or cash flows. Certain disclosure requirements were adopted by the Company in its 2002 annual financial statements.

Reclassifications

        As described in a Form 8-K furnished to the SEC on April 8, 2003, beginning in the first quarter of 2003, Motorola made changes in the presentation format of its financial statements in order to align more closely with the financial statement presentation of other technology companies. As a result, and as reflected in the Form 8-K, the presentation format of historical financial information for 2001 and 2002 was changed so that the format was comparable to the presentation format adopted in 2003. This change in presentation format did not change the Company's operating earnings (loss), net earnings (loss) or earnings (loss) per share as historically reported.

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

        At March 29, 2003 and December 31, 2002, the Company had net outstanding foreign exchange contracts totaling $1.9 billion and $2.1 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of March 29, 2003 and December 31, 2002:

Buy (Sell)	March 29, 2003	December 31, 2002
Chinese Renminbi	(493)	(702)
Japanese Yen	(162)	(262)
Canadian Dollar	258	251
Brazilian Real	(165)	(100)
Taiwan Dollar	(125)	(74)

Interest Rates

        At March 29, 2003, the Company's short-term debt consisted primarily of $496 million of commercial paper, priced at short-term interest rates. The Company has $7.4 billion of long-term debt,

including current maturities, which is primarily priced at long-term, fixed interest rates. To change the characteristics of a portion of these interest rate payments, the Company has entered into a number of interest rate swaps.

        In March 2002, the Company entered into interest rate swaps to change the characteristics of interest rate payments on its $1.4 billion 6.75% debentures due 2006 and its $300 million 7.60% notes due 2007 from fixed-rate payments to short-term LIBOR-based variable rate payments to manage fixed and floating rates in its debt portfolio. In June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on its $500 million 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to match the funding with its underlying assets. The short-term LIBOR-based variable payments on each of the above interest rate swaps was 2.6% for the three months ended March 29, 2003. The fair value of the interest rate swaps as of March 29, 2003 was approximately $195 million. Except for these interest rate swaps, at March 29, 2003, the Company had no outstanding derivatives, currency swaps or options relating to either its debt instruments or debt investments.

        In May 2003, the Company entered into interest rate swaps to change the characteristics of interest rate payments relating to $1 billion of outstanding debt: (i) its $200 million 6.5% notes due 2008, (ii) its $325 million 5.8% debentures due 2008, and (iii) $475 million of its $1.2 billion 7.625% debentures due 2010, from fixed-rate payments to short-term LIBOR-based variable rate payments to manage fixed and floating rates in its debt portfolio.

        The Company designates its interest rate hedge agreements as hedges for the underlying debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements.

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

Investments Hedge

        During the first quarter of 2003, the Company entered into hedge contracts with respect to some of its shares of Nextel common stock as described above in "Liquidity and Capital Resources—Investing Activities".

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

Business Risks

        Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included under the headings "Earnings Outlook for 2003" and statements about: (1) future financial performance by the Company or any of its segments, including sales, orders and profitability, (2) costs of sales and gross margin for the Company or any of its segments, (3) selling, general and administrative (SG&A) expenditures by the Company or any of its segments, (4) research and development (R&D) expenditures by the Company or any of its segments, (5) other charges that may occur in the future, (6) net interest expense, (7) effective tax rates, (8) future charges, payments, use of accruals and cost savings in connection with reorganization of businesses programs, (9) the Company's ability and cost to repatriate additional funds, (10) net accounts receivable and weeks receivable levels, (11) inventory levels and inventory turns, (12) future contributions by the Company to its pension plans, (13) capital expenditures by the Company or any of its segments, (14) level of outstanding commercial paper borrowings, (15) the Company's ability to access the capital markets, (16) the impact on the Company from a change in credit ratings, (17) the outcome of ongoing and future proceedings relating to Iridium, (18) the adequacy of reserves relating to long-term finance receivables and other contingencies, (19) the outcome of pending litigation, (20) the impact of SARS on the Company, (21) industry shipments of wireless handsets, (22) average selling prices for wireless handsets, (23) expected market share for the Company or any of its segments, (24) worldwide semiconductor industry sales growth, (25) planned closures of manufacturing facilities, (26) the impact of the semiconductor product segment's "asset light" business model, (27) industry-wide sales of wireless infrastructure equipment, (28) future capital spending by telecommunications service providers, (29) worldwide industry sales of two-way radios, (30) the impact of acquisitions or divestitures, including the ability to integrate the operations of Next Level Communications, Inc. and Winphoria Networks, Inc., (31) worldwide broadband equipment industry sales, (32) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (33) future hedging activity by the Company, (34) the ability of counterparties to financial instruments to perform their obligations, and (35) the impact of recent accounting pronouncements on the Company.

        The Company wishes to caution the reader that the factors below and those on pages F-33 through F-40 of the appendix to the Company's Proxy Statement for its 2003 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) the rate of recovery in the overall economy and the uncertainty of current economic and political conditions, (2) the impact on our business from the war in Iraq and increased conflict in other countries, (3) the impact that outbreaks of SARS will have on our business and the overall economy, (4) the Company's ability to effectively carry out planned cost-reduction actions and realize the savings expected from those actions, (5) the potential for unanticipated results from cost-reduction activities on the Company's performance, including productivity and the retention of key employees, (6) the lack of predictability of future operating results, (7) the impact of ongoing interest rate reduction, tax relief and liquidity infusion efforts to stimulate the economy; (8) the general economic outlook for the telecommunications, semiconductor, broadband and automotive industries; (9) the Company's continuing ability to access the capital markets on favorable terms, (10) demand for the Company's products, including products related to new technologies, (11) the Company's ability to continue to increase profitability and market share in its wireless handset business, (12) the Company's success in the 3G market, (13) the impact of ongoing consolidations in the telecommunications and cable industries, (14) the demand for vendor financing and the Company's ability to provide that financing in order to remain competitive, (15) the creditworthiness of the Company's customers, especially purchasers of large infrastructure systems, (16) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including any relating to the Iridium project, (17) the levels at which design wins become actual orders and sales, (18) risks related to the Company's high volume of manufacturing in Southeast Asia, (19) the success of increased utilization of semiconductor foundries and contract houses for semiconductor manufacturing, (20) the success of alliances and agreements with other companies to develop new products, technologies and services, (21) volatility in the market value of securities held by the Company, (22) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits, (23) the impact of foreign currency fluctuations, (24) changes regarding the actual or assumed performance of the Company's pension plan, and (25) the impact of changes in governmental policies, laws or regulations.

MOTOROLA and the Stylized M Logo are registered in the U.S. Patent and Trademark Office. All other trademarks indicated as such herein are the property of their respective owners.

Iridium® is a registered trademark and service mark of Iridium LLC.

SM "Puttable Reset Securities PURS" is a service mark of Goldman, Sachs & Co.

© Motorola, Inc. 2003

Part II—Other Information

Item 1—Legal Proceedings.

  Telsim-Related Cases

        Motorola is owed approximately $2 billion dollars under loans to a wireless telephone operator in Turkey, Telsim Mobil Telekomunikasyon Hizmetleri A.S. ("Telsim"). Telsim defaulted on the payment of these loans in April 2001. The Company fully reserved the carrying value of the Telsim loans in the second quarter of 2002. The Company is involved in the following legal proceedings related to Telsim. The Uzan family controls Telsim.

        U.S. Case

        On January 28, 2002, Motorola Credit Corporation ("MCC"), a wholly-owned subsidiary of Motorola, initiated a civil action with Nokia Corporation ("Nokia"), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as one of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws. The suit alleges 13 separate counts of wrongdoing, including (i) three counts alleging violations of Illinois fraud and conspiracy laws; (ii) three federal statutory counts alleging computer hacking; (iii) one count alleging violations of the Illinois Trade Secrets Act; (iv) one count seeking imposition of an equitable lien and constructive trust; (v) one count seeking declaratory relief; and (vi) four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly known as "RICO". The suit is pending in the United States District Court for the Southern District of New York (the "U.S. Court").

        Upon filing the action, MCC and Nokia were able to attach various Uzan-owned real estate in New York. Subsequently, this attachment order was expanded to include a number of bank accounts, including those owned indirectly by the Uzans. These attachments remain in place as of May 12, 2003.

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

  •
  Found that the RICO claims were premature and dismissed each RICO claim without prejudice. It acknowledged that the Company may refile the RICO claims after it attempts to foreclose on any available collateral and pursues whatever other remedies it has against Telsim, unless such remedies offer no realistic prospect of recovery;

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

        On April 3, 2003, the U.S. Court dismissed the RICO claims without prejudice. MCC has filed papers with the U.S. Court seeking the immediate reinstatement of the RICO claims, claiming it would be futile to pursue remedies against Telsim; a ruling is expected in June or earlier. If the RICO claims are not reinstated by the U.S. Court, MCC maintains the right to refile the RICO claims once they become timely in accordance with the Appellate Court decision.

        The Company continues its recovery efforts, however, the Company currently believes that the litigation, collection and/or settlement processes will be very lengthy in light of the Uzans' decision to violate various courts' orders.

        Class Action Securities Lawsuits

        A purported class action lawsuit was filed against the former chief financial officer of Motorola on December 24, 2002 in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, Barry Family LP v. Carl F. Koenemann. Plaintiff claims that the price of Motorola's stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (Telsim) in connection with the sale of telecommunications equipment by Motorola. Plaintiff proposed a class period of February 3, 2000 through May 14, 2001, and seeks an unspecified amount of damages.

        Subsequent to the filing of the Barry lawsuit, 18 additional putative class action complaints have been filed in federal court, including the Southern District of California, the Southern District of New York and the Northern District of Illinois, alleging the same or similar violations of the federal securities laws arising out of the failure to disclose vendor financing in connection with the sale of equipment to Telsim, but naming additional defendants, including Motorola, Inc, as well as CEO Chris Galvin and former COO Robert Growney.

        A lead plaintiff has been selected for the New York case and that is the State of New Jersey on behalf of the Department of Treasury, Division of Investment. However, depending on where the cases are consolidated, a new lead plaintiff may be selected. Motorola expects that a lead plaintiff will be appointed and all of the complaints will be consolidated into one case, most likely in either New York or Illinois. Following the consolidation, a new complaint will be filed and the defendants' time to answer or otherwise plead will be extended to a time mutually agreed upon.

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

        On June 19, 2002, Telsim initiated arbitration against Motorola, Ltd. and Motorola Komünikasyon Ticaret ve Servis Ltd. Sti., both wholly-owned subsidiaries of Motorola, before the International Chamber of Commerce in Zurich, Switzerland, seeking approximately 179 million pounds (approximately US$280.5 million) as damages for the defendants' alleged sale of defective products to Telsim. Motorola has denied the claims and has filed a counterclaim. Hearings have been scheduled for November 2003 and January 2004.

        Motorola has also filed attachment proceedings in several foreign jurisdictions resulting in the preliminary seizure of assets owned by the Uzans and various entities within their control.

        See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2002 for additional disclosures regarding pending matters.

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

Item 4—Submission of Matters to Vote of Security Holders.

        The Company held its annual meeting of stockholders on May 5, 2003, and the following matters were voted on at that meeting:

  1.
  The election of the following directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

Director	For	Withheld
Christopher B. Galvin	1,924,776,450	78,204,358
H. Laurance Fuller	1,937,577,498	65,403,310
Judy C. Lewent	1,947,086,042	55,894,766
Walter E. Massey	1,946,792,424	56,188,384
Nicholas Negroponte	1,947,716,590	55,264,218
Indra K. Nooyi	1,860,369,891	142,610,917
John E. Pepper, Jr.	1,947,260,230	55,720,578
Samuel C. Scott III	1,860,388,145	142,592,663
Douglas A. Warner III	1,860,373,260	142,607,548
B. Kenneth West	1,857,471,646	145,509,162
John A. White	1,937,782,744	65,198,064
Mike S. Zafirovski	1,945,967,553	57,013,255
  2.
  The adoption of the Motorola, Inc. Omnibus Incentive Plan of 2003 was approved by the following vote: For, 1,661,506,533; Against, 322,907,637; Abstain, 18,548,943.

Item 5—Other Information.

        Not applicable.

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  10.1*
  Motorola Omnibus Incentive Plan of 2002, as amended through May 5, 2003.

  10.7*
  Motorola Amended and Restated Incentive Plan of 1998, as amended through May 5, 2003.

  10.8*
  Motorola Omnibus Incentive Plan of 2000, as amended through May 5, 2003.

  10.9*
  Motorola Compensation/Acquisition Plan of 2000, as amended through May 5, 2003.

  10.11*
  Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Non-Qualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000, as amended through May 5, 2003.

  10.12*
  Form of Motorola, Inc. Restricted Stock Award Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through May 5, 2003.

  10.13*
  Form of Motorola, Inc. Restricted Stock Unit Award Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the

      Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through May 5, 2003.

    10.20*
    Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003.

    10.29**
    Motorola Omnibus Incentive Plan of 2003, as amended through May 6, 2003.

    10.30**
    Motorola Mid-Range Incentive Plan (MRIP) of 2003.

    10.31**
    Form of Deferred Stock Units Agreement relating to the Motorola Non-Employee Directors Stock Plan.

    10.32**
    Form of Restricted Stock Unit Award Agreement (Tax Deferred-Periodic Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000.

    10.33**
    Form of Restricted Stock Unit Award (Tax Deferred-Cliff Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000.

    99.1**
    Certification of Christopher B. Galvin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2**
    Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Amendment to previously filed document is filed herewith.

**
Document is filed herewith.

(b)
Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on April 3, 2003 and furnished Current Reports on Form 8-K on April 8, 2003 and April 15, 2003.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC. (Registrant)
Date: May 12, 2003	By:	/s/ DAVID W. DEVONSHIRE David W. Devonshire Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer of the Registrant)

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

Date: May 9, 2003
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

Date: May 9, 2003
/s/ DAVID W. DEVONSHIRE David W. Devonshire Executive Vice President and Chief Financial Officer, Motorola, Inc.

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Motorola Omnibus Incentive Plan of 2002, as amended through May 5, 2003.
10.7*	Motorola Amended and Restated Incentive Plan of 1998, as amended through May 5, 2003.
10.8*	Motorola Omnibus Incentive Plan of 2000, as amended through May 5, 2003.
10.9*	Motorola Compensation/Acquisition Plan of 2000, as amended through May 5, 2003.
10.11*
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Non-Qualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000, as amended through May 5, 2003.
10.12*
Form of Motorola, Inc. Restricted Stock Award Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through May 5, 2003.
10.13*
Form of Motorola, Inc. Restricted Stock Unit Award Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through May 5, 2003.
10.20*	Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003.
10.29**	Motorola Omnibus Incentive Plan of 2003, as amended through May 6, 2003.
10.30**	Motorola Mid-Range Incentive Plan (MRIP) of 2003.
10.31**	Form of Deferred Stock Units Agreement relating to the Motorola Non-Employee Directors Stock Plan.
10.32**
Form of Restricted Stock Unit Award Agreement (Tax Deferred-Periodic Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000.
10.33**
Form of Restricted Stock Unit Award (Tax Deferred-Cliff Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000.
99.1**	Certification of Christopher B. Galvin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2**	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Amendment to previously filed document is filed herewith.

**
Document is filed herewith.

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
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX