Form 10-Q
period 2003-06-28
MOTOROLA INC
filed 2003-08-01
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 28, 2003
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

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on June 28, 2003:

Class	Number of Shares
Common Stock; $3 Par Value	2,327,241,100

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$6,163	$6,869	$12,206	$13,050
Costs of sales	4,155	4,629	8,222	8,957

Gross Margin	2,008	2,240	3,984	4,093

Selling, general and administrative expenses	937	1,177	1,834	2,285
Research & development expenditures	951	925	1,898	1,831
Reorganization of businesses	(42)	1,468	21	1,666
Other charges (income)	(9)	909	(70)	912

Operating earnings (loss)	171	(2,239)	301	(2,601)

Other income (expense):
Interest expense, net	(59)	(100)	(152)	(208)
Gains on sales of investments and businesses, net	28	24	307	35
Other	(28)	(975)	(87)	(1,167)

Total other income (expense)	(59)	(1,051)	68	(1,340)

Earnings (loss) before income taxes	112	(3,290)	369	(3,941)
Income tax expense (benefit)	(7)	(969)	81	(1,171)

Net earnings (loss)	$119	$(2,321)	$288	$(2,770)

Earnings (loss) per common share
Basic	$0.05	$(1.02)	$0.12	$(1.22)
Diluted	$0.05	$(1.02)	$0.12	$(1.22)
Weighted average common shares outstanding
Basic	2,319.6	2,277.2	2,316.1	2,265.2
Diluted	2,337.0	2,277.2	2,332.5	2,265.2
Dividends per share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	June 28, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents	$6,213	$6,507
Short-term investments	57	59
Accounts receivable, net	3,626	4,437
Inventories, net	2,754	2,869
Deferred income taxes	2,107	2,358
Other current assets	817	904

Total current assets	15,574	17,134

Property, plant and equipment, net	5,622	6,104
Investments	2,517	2,053
Deferred income taxes	3,297	3,112
Other assets	2,895	2,749

Total assets	$29,905	$31,152

Liabilities and Stockholders' Equity
Notes payable and current portion of long-term debt	$1,263	$1,629
Accounts payable	2,129	2,268
Accrued liabilities	4,932	5,913

Total current liabilities	8,324	9,810

Long-term debt	6,686	7,189
Other liabilities	2,551	2,429
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	486	485
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,982	6,947
Additional paid-in capital	2,286	2,233
Retained earnings	2,685	2,582
Non-owner changes to equity	(95)	(523)

Total stockholders' equity	11,858	11,239

Total liabilities and stockholders' equity	$29,905	$31,152

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In millions)

		Non-Owner Changes To Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available- for-Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings
BALANCES AT DECEMBER 31, 2002	$9,180	$588	$(418)	$(693)	$2,582
Net earnings					288
Unrealized gains on securities, net		362
Foreign currency translation adjustments, net			109
Issuance of common stock and stock options exercised	88
Loss on derivative instruments, net				(43)
Dividends declared					(185)

BALANCES AT JUNE 28, 2003	$9,268	$950	$(309)	$(736)	$2,685

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	June 28, 2003	June 29, 2002
Operating
Net earnings (loss)	$288	$(2,770)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	837	1,100
Charges for reorganization of businesses and other charges	(64)	2,615
Gains on sales of investments and businesses, net	(307)	(35)
Deferred income taxes	(166)	(1,351)
Investment impairments and other	51	1,136
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	760	390
Inventories	115	303
Other current assets	154	123
Accounts payable and accrued liabilities	(1,063)	(877)
Other assets and liabilities	171	55

Net cash provided by operating activities	776	689

Investing
Acquisitions and investments, net	(238)	(26)
Proceeds from sale of investments and businesses	355	32
Capital expenditures	(328)	(239)
Proceeds from sale of property, plant and equipment	80	43
Purchases of short-term investments	—	(15)

Net cash used for investing activities	(131)	(205)

Financing
Repayment of commercial paper and short-term borrowings	(40)	(175)
Net proceeds from issuance of debt	—	29
Repayment of debt	(832)	(153)
Issuance of common stock	74	263
Payment of dividends	(185)	(181)

Net cash used for financing activities	(983)	(217)

Effect of exchange rate changes on cash and cash equivalents	44	43

Net increase (decrease) in cash and cash equivalents	(294)	310
Cash and cash equivalents, beginning of period	6,507	6,082

Cash and cash equivalents, end of period	$6,213	$6,392

Cash paid during the period for:
Interest, net	$248	$300
Income taxes, net of refunds	$177	$106

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except as noted)

1.     Basis of Presentation

        The condensed consolidated financial statements as of June 28, 2003 and for the three months and six months ended June 28, 2003 and June 29, 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 28, 2003 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the three months and six months ended June 28, 2003 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2003 presentation.

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

2.     Other Financial Data

Statement of Operations Information

Other Charges (Income)

        Other Charges (Income) included in Operating Earnings (Loss) consist of the following:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Other Charges (Income):
In-process research and development	$32	$—	$32	$11
Iridium	(33)	—	(92)	—
Intangible asset impairment	—	326	—	326
Potentially uncollectible finance receivables	—	526	—	526
Other	(8)	57	(10)	49

	$(9)	$909	$(70)	$912

Other Income (Expense)

        The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company's condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Interest Expense, Net:
Interest expense	$(165)	$(177)	$(329)	$(339)
Interest income	106	77	177	131

	$(59)	$(100)	$(152)	$(208)

Other:
Investment impairments	$(12)	$(955)	$(59)	$(1,143)
Foreign currency losses	(28)	(22)	(40)	(25)
Other	12	2	12	1

	$(28)	$(975)	$(87)	$(1,167)

Income Tax Expense (Benefit)

        The effective tax rate was (6)% in the second quarter of 2003, representing a $7 million net tax benefit, compared to a 29% effective tax rate, representing a $969 million net tax benefit, in the second quarter of 2002. The effective tax rate was 22% for the first six months of 2003, representing an $81 million net tax expense, compared to a 30% effective tax rate, representing a $1.2 billion net tax benefit, in the first six months of 2002. The lower effective tax rate in 2003 reflects a $61 million benefit from the reversal of previously accrued income taxes, partially offset by a $32 million non-deductible acquisition charge. The reversal of the previously accrued income taxes reflects a reassessment of the Company's income tax requirements given the current status of its ongoing income tax audits.

Earnings (Loss) Per Common Share

        The following table presents the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Basic earnings (loss) per common share:
Net earnings (loss)	$119	$(2,321)	$288	$(2,770)
Weighted average common shares outstanding	2,319.6	2,277.2	2,316.1	2,265.2
Per share amount	$0.05	$(1.02)	$0.12	$(1.22)

Diluted earnings (loss) per common share:
Net earnings (loss)	$119	$(2,321)	$288	$(2,770)
Add: Interest on zero coupon notes, net	—	—	—	—

Net earnings (loss) as adjusted	$119	$(2,321)	$288	$(2,770)

Weighted average common shares outstanding	2,319.6	2,277.2	2,316.1	2,265.2
Add effect of dilutive securities:
Stock options/restricted stock	14.0	—	13.0	—
Zero coupon notes due 2013	3.4	—	3.4	—

Diluted weighted average common shares outstanding	2,337.0	2,277.2	2,332.5	2,265.2

Per share amount	$0.05	$(1.02)	$0.12	$(1.22)

        In the computation of diluted earnings per common share for the three months and six months ended June 28, 2003, the assumed conversions of the zero coupon notes due 2009, the equity security units and out-of-the-money stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings (loss) per common share for the three months and six months ended June 29, 2002, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock and the equity security units were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

        Accounts Receivable, net, consist of the following:

	June 28, 2003	December 31, 2002
Accounts receivable	$3,851	$4,675
Less allowance for doubtful accounts	(225)	(238)

	$3,626	$4,437

Inventories

        Inventories, net, consist of the following:

	June 28, 2003	December 31, 2002
Finished goods	$1,069	$1,131
Work-in-process and production materials	2,570	2,742

	3,639	3,873
Less inventory reserves	(885)	(1,004)

	$2,754	$2,869

Property, Plant, and Equipment

        Property, Plant and Equipment, net, consist of the following:

	June 28, 2003	December 31, 2002
Land	$322	$328
Building	4,931	5,035
Machinery and equipment	14,524	15,069

	19,777	20,432
Less accumulated depreciation	(14,155)	(14,328)

	$5,622	$6,104

        For the three months ended June 28, 2003, revisions to prior asset write-downs resulted in reversals of $24 million, primarily for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility by the Semiconductor Products segment, as well as for the correction in classification of assets the Company intends to use which were previously classified as held-for-sale. For the three months ended June 29, 2002, impairment charges were $1.2 billion for certain buildings and equipment that were deemed to be impaired, primarily in connection with facility consolidation activities undertaken by the Semiconductor Products segment. For the six months ended June 28, 2003 and June 29, 2002 impairment charges were $38 million and $1.4 billion, respectively. The $38 million charge for the six months ended June 28, 2003 primarily relates to certain buildings and equipment that were deemed to be impaired in connection with facility consolidations undertaken by the Semiconductor Products segment, partially offset by the reversals discussed above.

        Depreciation expense for the three months ended June 28, 2003 and June 29, 2002 was $380 million and $515 million, respectively. Depreciation expense for the six months ended June 28, 2003 and June 29, 2002 was $786 million and $1.0 billion, respectively.

Investments

        Investments consist of the following:

	June 28, 2003	December 31, 2002
Available-for-sale securities:
Cost basis	$555	$615
Gross unrealized gains	1,551	974
Gross unrealized losses	(11)	(21)

Fair value	2,095	1,568
Held-to-maturity debt securities, at cost	—	29
Other securities, at cost	214	231
Equity method investments	208	225

	$2,517	$2,053

        The Company recorded impairment charges of $12 million and $955 million for the three months ended June 28, 2003, and June 29, 2002, respectively, and $59 million and $1.1 billion for the six months ended June 28, 2003, and June 29, 2002, respectively. These impairment charges represent other-than-temporary declines in the value of the Company's investment portfolio and are included in the Other statement line of Other Income (Expense) in the Company's condensed consolidated statements of operations.

        The $955 million charge for the three months ended June 29, 2002 was primarily comprised of: (i) a $464 million writedown in the value of the Company's investment in Nextel Communications, Inc., (ii) based on the results of an independent third-party valuation in the second quarter, an impairment of the Company's debt security holdings and associated warrants in a European cable operator of $119 million and $154 million, respectively, and (iii) a $73 million writedown of the Company's investment in Telus Corporation. The $59 million charge for the six months ended June 28, 2003 is primarily comprised of a $29 million charge to write down to zero the Company's debt security holding in a European cable operator and other cost-based investment writedowns. In addition to the $955 million of charges above, the $1.1 billion charge for the six months ended June 29, 2002 also includes a $95 million charge to write down to zero the Company's investment in an Argentine cellular operating company, and $48 million in charges related to the writedown of investments in a European cable operator.

        Gains on Sales of Investments and Businesses consist of the following:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Gains on sale of equity securities, net	$22	$—	$297	$9
Gains on sale of businesses and equity method investments	6	24	10	26

	$28	$24	$307	$35

        In March 2003 the Company realized a $255 million gain on the sale of 25 million shares in Nextel Communications, Inc. (Nextel). Concurrently, the Company entered into three agreements to hedge up to 25 million additional shares of Nextel common stock. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract "floor" price. The three agreements are to be settled over periods of three, four and five years, respectively. Pursuant to these agreements and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Although, pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. As a result of the recent increase in the price of Nextel common stock, the Company has recorded a $64 million liability in Other Liabilities in the condensed consolidated balance sheet to reflect the fair value of the Nextel hedges.

Other Assets

        Other Assets consist of the following:

	June 28, 2003	December 31, 2002
Long-term finance receivables, net of allowances of $2,238 and $2,251	$318	$381
Goodwill, net of accumulated amortization of $444 and $444	1,472	1,375
Intangible assets, net of accumulated amortization of $262 and $231	260	232
Other	845	761

	$2,895	$2,749

        During the three months ended June 29, 2002, the Company recorded an intangible asset impairment charge of $325 million relating to a license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically the Company had amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to a drop in the number of new subscribers utilizing the services provided under the license, caused primarily by the consolidations of cable operators, specifically the acquisition of AT&T Broadband Corporation by Comcast Corporation.

Stockholders' Equity Information

Warrants

        For the three months and six months ended June 29, 2002, proceeds from the exercise of stock warrants totaled $167 million (20 million shares). At June 30, 2002, all outstanding stock warrants were exercised.

Comprehensive Earnings (Loss)

        The components of comprehensive earnings (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net earnings (loss)	$119	$(2,321)	$288	$(2,770)

Gross unrealized gains (losses) on securities, net of tax	374	(294)	518	(707)
Less: Realized (gains) losses, net of tax	—	376	(156)	380

Net unrealized gains (losses) on securities, net of tax	374	82	362	(327)
Foreign currency translation gains, net of tax	62	83	109	85
Loss on derivative instruments, net of tax	(44)	(7)	(43)	(2)

Comprehensive earnings (loss)	$511	$(2,163)	$716	$(3,014)

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

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net earnings (loss):
Net earnings (loss) as reported	$119	$(2,321)	$288	$(2,770)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	3	7	9	18
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(71)	(85)	(137)	(159)

Pro forma	$51	$(2,399)	$160	$(2,911)

Basic earnings (loss) per common share:
As reported	$.05	$(1.02)	$.12	$(1.22)
Pro forma	$.02	$(1.05)	$.07	$(1.28)
Diluted earnings (loss) per common share:
As reported	$.05	$(1.02)	$.12	$(1.22)
Pro forma	$.02	$(1.05)	$.07	$(1.28)

        In May 2003, the Company granted approximately 72 million options to approximately 40,000 eligible employees. The options were granted at fair market value and, in general, vest and become exercisable in 25% increments, annually, over the four years following the grant date.

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

        In May 2003, the Company completed the renewal of its 364-day revolving domestic credit facility. The Company now has a $700 million 364-day facility expiring in May 2004 and a $900 million three-year facility expiring in May 2005. Important terms of the credit agreements include a springing contingent lien and covenants related to net interest coverage and total debt-to-book capitalization ratios. Under the current facilities, if the Company's corporate credit ratings were to be lower than "BBB-" by S&P or "Baa3" by Moody's (which would be a decline of two levels from current ratings), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company's current corporate credit ratings are "BBB" with a negative outlook by S&P and "Baa2" on credit watch for possible downgrade by Moody's. The Company has never borrowed under its domestic revolving credit facilities.

        In order to manage the mix of fixed and floating rates in its debt portfolio, the Company periodically enters into interest rate swaps. In May 2003, the Company entered into interest rate swaps to change the characteristics of interest rate payments on all $200 million of its 6.5% notes due 2008, all $325 million of its 5.8% debentures due 2008, and $475 million of its $1.2 billion of its 7.625% debentures due 2010 from fixed-rate payments to short-term LIBOR-based variable rate payments. In March 2002, the Company entered into interest rate swaps to change the characteristics of interest rate payments on all $1.4 billion of its 6.75% debentures due 2006 and all $300 million of its 7.60% notes due 2007 from fixed-rate payments to short-term LIBOR-based variable rate payments. In June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on all $500 million of its 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to match the funding with its underlying assets. The short-term LIBOR-based variable payments on each of the above interest rate swaps was 3.0% for the three months ended June 28, 2003. The fair value of all interest rate swaps at June 28, 2003 and December 31, 2002 was $243 million and $212 million, respectively. Except for these interest rate swaps, at June 28, 2003 and December 31, 2002, the Company had no outstanding commodity derivatives, currency swaps or options relating to its debt instruments.

        The Company is exposed to credit loss in the event of nonperformance by the counterparties to its swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term debt ratings of "A" or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

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

5.     Financing Arrangements

        Finance receivables consist of the following:

	June 28, 2003	December 31, 2002
Gross finance receivables	$2,664	$2,718
Less allowance for losses	(2,238)	(2,251)

	426	467
Less current portion	(108)	(86)

Long-term finance receivables	$318	$381

        Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company's condensed consolidated balance sheets. Interest income recognized on finance receivables for the three months ended June 28, 2003 and June 29, 2002 was $12 million and $0.3 million, respectively. Interest income recognized on finance receivables for the six months ended June 28, 2003 and June 29, 2002 was $13 million and $5 million, respectively.

        An analysis of impaired finance receivables included in total finance receivables is as follows:

	June 28, 2003	December 31, 2002
Impaired finance receivables:
Requiring allowance for losses	$2,234	$2,225
Expected to be fully recoverable	325	275

	2,559	2,500
Less allowance for losses on impaired finance receivables	(2,231)	(2,214)

Impaired finance receivables, net	$328	$286

        At both June 28, 2003 and December 31, 2002, the Company had $2.0 billion of gross receivables from one customer, Telsim, in Turkey (the "Telsim Loan"). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both June 28, 2003 and December 31, 2002, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation and collection process will be very lengthy in light of the Uzans' (the family which controls Telsim) repeated decisions to violate court orders.

        As of December 31, 2002, the Motorola Receivables Corporation ("MRC") short-term receivables program provided for up to $400 million of short-term receivables to be outstanding with third parties at any time. In February 2003, the MRC short-term receivables program was amended and the level of allowable outstanding short-term receivables was increased to $425 million. Total receivables sold through the MRC short-term program were $205 million and $249 million for the three months ended June 28, 2003 and June 29, 2002, respectively, and $384 million and $533 million for the six months ended June 28, 2003 and June 29, 2002, respectively. There were approximately $154 million and $240 million of short-term receivables outstanding under the MRC short-term receivables program at June 28, 2003 and December 31, 2002, respectively.

        In addition to the MRC short-term receivables program, the Company also sells other short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $664 million and $771 million during the three months ended June 28, 2003 and June 29, 2002, respectively, and $1.4 billion and $1.5 billion during the six months ended June 28, 2003 and June 29, 2002, respectively. There were approximately $815 million and $802 million of short-term receivables outstanding under these arrangements at June 28, 2003 and December 31, 2002, respectively. The Company's total credit exposure to outstanding short-term receivables that have been sold was $26 million and $40 million at June 28, 2003 and December 31, 2002, respectively, with reserves of $21 million and $19 million recorded for potential losses on this exposure at June 28, 2003 and December 31, 2002, respectively.

        Prior to 2002, the Company had sold a limited number of long-term receivables to an independent third party through Motorola Funding Corporation ("MFC"). In connection with the sale of long-term receivables, the Company retained obligations for the servicing, administering and collection of receivables sold. In May 2003, the Company voluntarily terminated the program for the sale of long-term receivables through MFC. In light of the significant decrease in long-term financing provided by the Company to customers in recent years, no long-term receivables were sold through this program in 2002 or 2003 and the benefits from maintaining the program no longer exceeded the costs. To effect this termination, the Company purchased all outstanding long-term receivables previously sold to, and held by, the independent third party and terminated the credit insurance related to these long-term receivables. Accordingly, at June 28, 2003, the Company had no finance receivables outstanding under this program. At December 31, 2002 receivables outstanding under this program were $71 million with an allowance for first loss of $14 million.

        Certain purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. The Company had outstanding commitments to extend credit to third-parties totaling $166 million and $175 million at June 28, 2003 and December 31, 2002, respectively.

        In addition to providing direct financing to certain infrastructure equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $44 million and $50 million at June 28, 2003 and December 31, 2002, respectively. For the six months ended June 28, 2003, no payments were made by the Company under the terms of these guarantees. These financial guarantees are to two customers in the amounts of $29 million and $15 million and are scheduled to expire in 2003 and 2005, respectively. Customer outstanding borrowings under these third-party loan arrangements were $44 million and $50 million at June 28, 2003 and December 31, 2002, respectively. Accrued liabilities of $25 million at June 28, 2003 and December 31, 2002, have been recorded to reflect management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called.

6.     Goodwill and Other Intangible Assets

        Amortized intangible assets, excluding goodwill, were comprised of the following:

	June 28, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Licensed technology	$102	$50	$102	$42
Completed technology	383	196	333	175
Other intangibles	37	16	28	14

	$522	$262	$463	$231

        During the three months ended June 29, 2002, the Company recorded an intangible asset impairment charge of $325 million relating to a license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically the Company has amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to a drop in the number of new subscribers utilizing the services provided under the license, caused primarily by the consolidations of cable operators, specifically the acquisition of AT&T Broadband Corporation by Comcast Corporation.

        Amortization expense on intangible assets was $16 million and $15 million for the three months ended June 28, 2003 and June 29, 2002, respectively, and $31 million and $29 million for the six months ended June 28, 2003 and June 29, 2002, respectively. Amortization expense is estimated to be $58 million for 2003, $60 million in 2004, $56 million in 2005, $45 million in 2006, and $31 million in 2007.

        The following table displays a rollforward of the carrying amount of goodwill from January 1, 2003 to June 28, 2003, by business segment:

Segment	January 1, 2003	Acquired (Adjustments)	June 28, 2003
Personal Communications	$23	$—	$23
Semiconductor Products	202	—	202
Global Telecom Solutions	4	93	97
Commercial, Government and Industrial Solutions	121	—	121
Integrated Electronic Systems	63	8	71
Broadband Communications	836	(4)	832
Other Products	126	—	126

	$1,375	$97	$1,472

        In May 2003, the Company acquired Winphoria Networks, Inc. ("Winphoria"), a core infrastructure provider of next generation packet based mobile switching centers for wireless networks, for approximately $179 million in cash. The results of operations of Winphoria have been included in the Global Telecom Solutions segment in the Company's condensed consolidated financial statements subsequent to the date of acquisition. As a result of the acquisition the Company recorded approximately $93 million in goodwill and $54 million in intangible assets.

7.     Commitments and Contingencies

Iridium Program

        A committee of unsecured creditors (the "Creditors Committee") of Iridium LLC and its operating subsidiaries (collectively "Old Iridium"), was, over objections by Motorola, granted leave by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of the claims against Motorola. Motorola's appeal of this order remains pending. On July 19, 2001, the Creditors Committee filed its complaint against Motorola in Bankruptcy Court on behalf of Old Iridium's debtors and estates, seeking in excess of $4 billion in damages. Discovery in this case is ongoing.

        Motorola has been named as one of several defendants in putative class action securities lawsuits pending in the District of Columbia arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business. The plaintiffs seek an unspecified amount of damages. On March 15, 2001, the federal district court consolidated the various securities cases under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. Motorola moved to dismiss the plaintiffs' complaint on July 15, 2002, and that motion has not yet been decided. Plaintiffs have filed a motion for partial summary judgment, which is also pending.

        The Iridium India gateway investors ("IITL") have filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law if IITL were successful in the suit, IITL could recover compensation of the alleged financial losses. In September 2002, IITL also filed a civil suit in India against Motorola and Old Iridium alleging fraud and misrepresentation in inducing IITL to invest in Old Iridium and to purchase and operate an Iridium gateway in India. IITL claims in excess of $200 million in damages, plus interest.

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

        The Company had reserves related to the Iridium program of $73 million and $152 million at June 28, 2003 and December 31, 2002, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. The reduction in the reserve balance is comprised of $20 million in cash payments, of which $12 million relates to the Chase settlement agreement, and $59 million for the reduction of reserves after reassessment in light of the wind-down of the program and the settlement agreement reached with Chase. The remaining reserve balance of $73 million at June 28, 2003 relates primarily to termination claims and the settlement of remaining obligations. In addition to the amounts disclosed above, Motorola recognized $33 million of income during the three months ended June 28, 2003 for the sale of Iridium-related assets previously written down.

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

Other

        The Company is also a party to various agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements entered into by the Company or divestitures of Company assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as title to assets sold, certain intellectual property rights, and certain income tax related matters. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims. Further, the Company's obligations under these agreements may be limited in terms of duration, typically not in excess of 24 months, and or amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

        Historically, the Company has not made significant payments under these types of agreements. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances involved in each particular agreement. At June 28, 2003 and December 31, 2002, the Company had reserves of $70 million and $65 million, respectively, recorded as liabilities in the Company's condensed consolidated balance sheets which have been provided to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at June 28, 2003, such losses should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.     Segment Information

        Summarized below are the Company's segment sales and operating earnings (loss) for the three months and six months ended June 28, 2003, and June 29, 2002:

	Three Months Ended			Six Months Ended
	June 28, 2003	June 29, 2002	% Change	June 28, 2003	June 29, 2002	% Change
Segment Sales:
Personal Communications Segment	$2,331	$2,684	(13)%	$4,778	$5,090	(6)%
Semiconductor Products Segment	1,115	1,256	(11)	2,266	2,383	(5)
Global Telecom Solutions Segment	1,046	1,262	(17)	1,998	2,347	(15)
Commercial, Govt. and Industrial Solutions Segment	996	889	12	1,859	1,691	10
Integrated Electronic Systems Segment	516	566	(9)	1,037	1,075	(4)
Broadband Communications Segment	409	554	(26)	814	1,079	(25)
Other Products Segment	99	129	(23)	194	236	(18)
Adjustments & Eliminations	(349)	(471)	(26)	(740)	(851)	(13)

Segment Totals	$6,163	$6,869	(10)	$12,206	$13,050	(6)

	Three Months Ended
	June 28, 2003	% Of Sales	June 29, 2002	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$91	4%	$3	—%
Semiconductor Products Segment	(125)	(11)	(1,308)	(104)
Global Telecom Solutions Segment	19	2	(525)	(42)
Commercial, Govt. and Industrial Solutions Segment	114	11	35	4
Integrated Electronic Systems Segment	45	9	(11)	(2)
Broadband Communications Segment	36	9	(304)	(55)
Other Products Segment	(47)	(47)	(67)	(52)
Adjustments & Eliminations	3	(1)	(2)	—

Segment Totals	136	2	(2,179)	(32)
General Corporate	35		(60)

Operating Earnings (Loss)	$171	3	$(2,239)	(33)

	Six Months Ended
	June 28, 2003	% Of Sales	June 29, 2002	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$205	4%	$(32)	(1)%
Semiconductor Products Segment	(246)	(11)	(1,546)	(65)
Global Telecom Solutions Segment	48	2	(577)	(25)
Commercial, Govt. and Industrial Solutions Segment	176	9	74	4
Integrated Electronic Systems Segment	70	7	(2)	—
Broadband Communications Segment	64	8	(249)	(23)
Other Products Segment	(62)	(32)	(158)	(67)
Adjustments & Eliminations	(8)	1	(2)	—

Segment Totals	247	2	(2,492)	(20)
General Corporate	54		(109)

Operating Earnings (Loss)	$301	2	$(2,601)	(20)

9.     Reorganization of Businesses

        Beginning in 2000 and continuing into 2003, the Company implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The Company initiated these plans in an effort to reduce costs and simplify its product portfolio. Prior to January 1, 2003, the Company recorded provisions for employee separation costs and exit costs based on estimates prepared at the time the restructuring plans were approved by management. On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities" which generally requires one-time termination benefits and exit costs to be expensed as incurred and it requires ongoing termination benefits to be recognized when they are probable and estimable. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. At each reporting date, the Company evaluates its accruals for exit costs and employee separation to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

Three months ended June 28, 2003

        For the three months ended June 28, 2003, the Company recorded net reversals of $56 million, of which $14 million was included in Costs of Sales and $42 million was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $56 million net reversal is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Discontinuation of product lines	$(1)	$—	$—	$(1)
Business exits	(2)	—	—	(2)
Manufacturing and administrative consolidations	(13)	(16)	(24)	(53)

	$(16)	$(16)	$(24)	$(56)

Discontinuation of Product Lines

        For the three months ended June 28, 2003, the Semiconductor Products segment reversed exit cost accruals of $1 million.

Business Exits

        For the three months ended June 28, 2003, the Other Products segment reversed exit cost accruals of $2 million.

Manufacturing and Administrative Consolidations

        The Company's actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $37 million for the three months ended June 28, 2003. The $37 million charge relates to employee separation accruals, primarily in the Semiconductor Products and Commercial, Government and Industrial Solutions segments. These charges were offset by reversals of previous accruals of $90 million, consisting primarily of: (i) $53 million of unused accruals relating to previously expected employee separation costs across all segments, (ii) $24 million, primarily for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility in the Semiconductor Products segment, as well as for the correction in classification of assets which the Company intends to use which were previously classified as held-for-sale, and (iii) $13 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges (reversals) incurred by segment for the three months ended June 28, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$—	$(13)	$—	$(13)
Semiconductor Products	(6)	9	(12)	(9)
Global Telecom Solutions	(2)	(14)	(4)	(20)
Commercial, Government and Industrial Solutions	—	9	—	9
Integrated Electronic Systems	(1)	(10)	—	(11)
Broadband Communications	—	(2)	(4)	(6)
Other Products	(2)	8	—	6
General Corporate	(5)	(3)	(4)	(12)

	$(16)	$(16)	$(24)	$(56)

Six months ended June 28, 2003

        For the six months ended June 28, 2003, the Company recorded net charges of $10 million, of which $11 million of reversals was included in Costs of Sales and $21 million of net charges was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $10 million net charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Discontinuation of product lines	$(1)	$—	$—	$(1)
Business exits	(2)	—	—	(2)
Manufacturing and administrative consolidations	(16)	(9)	38	13

	$(19)	$(9)	$38	$10

Discontinuation of Product Lines

        For the six months ended June 28, 2003, the Semiconductor Products segment reversed exit cost accruals of $1 million.

Business Exits

        For the six months ended June 28, 2003, the Other Products segment reversed exit cost accruals of $2 million.

Manufacturing and Administrative Consolidations

        The Company's actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $154 million for the six months ended June 28, 2003. These charges consisted primarily of: (i) $77 million in the Semiconductor Products segment primarily for fixed asset impairments related to a manufacturing facility in Texas and employee separation accruals, (ii) $30 million in the Commercial, Government and Industrial Solutions segment related to employee separation costs, and (iii) $26 million in General Corporate for the impairment of assets classified as held-for-sale. These charges were partially offset by reversals of previous accruals of $141 million, consisting primarily of: (i) $87 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $36 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, as well as for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility in the Semiconductor Products segment, and (iii) $18 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges (reversals) incurred by segment for the six months ended June 28, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$(11)	$(7)	$(19)
Semiconductor Products	(6)	11	33	38
Global Telecom Solutions	(3)	(17)	(6)	(26)
Commercial, Government and Industrial Solutions	(2)	20	—	18
Integrated Electronic Systems	(1)	(12)	—	(13)
Broadband Communications	2	(6)	(4)	(8)
Other Products	(2)	7	—	5
General Corporate	(6)	(1)	22	15

	$(19)	$(9)	$38	$10

Reorganization of Businesses Accruals

        The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to June 28, 2003:

Exit Costs

	Accruals at January 1, 2003	2003 Net Charges (Reversals)	2003 Amount Used	Accruals at June 28, 2003
Discontinuation of product lines	$6	$(1)	$(5)	$—
Business exits	82	(2)	(11)	69
Manufacturing & administrative consolidations	129	(16)	(19)	94

	$217	$(19)	$(35)	$163

        The 2003 net reversals of $19 million represent additional charges of $2 million and reversals into income of $21 million. The $35 million used in 2003 reflects cash payments of $30 million and non-cash utilization of $5 million. The remaining accrual of $163 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

        The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to June 28, 2003:

Employee Separation Costs

	Accruals at January 1, 2003	2003 Net Charges (Reversals)	2003 Amount Used	Accruals at June 28, 2003
Manufacturing & administrative consolidations	$419	$(9)	$(235)	$175

        At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees. The 2003 net reversals of $9 million represent additional charges of $78 million and reversals of $87 million. The additional charges for employee separation costs represent the severance costs for approximately an additional 1,700 employees.

        During the first half of 2003, approximately 5,400 employees were separated from the Company. The $235 million used in 2003 reflects cash payments of $229 million and non-cash utilization of $6 million to these separated employees. The remaining accrual of $175 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to approximately 3,500 separated employees throughout the remainder of 2003.

10.   Acquisitions of Businesses

Next Level Communications, Inc.

        In April 2003, Motorola completed its cash tender offer of $1.18 per share for all remaining outstanding shares of common stock of Next Level Communications, Inc. ("Next Level"), a leading provider of high speed data, video and voice broadband solutions over existing phone lines. Motorola acquired the remaining ownership of Next Level through a short-form merger and Next Level is now a wholly-owned subsidiary of Motorola. The total purchase price for Motorola to acquire the approximately 26% of Next Level that it did not own at the initiation of the tender offer, excluding Next Level's transaction costs, was approximately $32 million. Prior to the completion of the cash tender offer, due to the Company's controlling ownership interest in Next Level and Next Level's cumulative net deficit equity position, the Company included in its consolidated results the minority interest share of Next Level's operating losses.

Winphoria

        In May 2003, the Company acquired Winphoria Networks, Inc. ("Winphoria"), a core infrastructure provider of next-generation packet-based mobile switching centers for wireless networks, for approximately $179 million in cash. The Company recorded approximately $93 million in goodwill, none of which is expected to be deductible for tax purposes, a $32 million charge for acquired in-process research and development, and $54 million in intangibles. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company's condensed consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company's condensed consolidated balance sheets. The intangible assets will be amortized over periods ranging from 3 to 5 years on a straight-line basis.

        The results of operations of Winphoria have been included in the Global Telecom Solutions segment in the Company's condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company's financial statements were not significant.

        At the date of the acquisition, a total of eight projects were in process, ranging from 29% to 82% complete. The average risk adjusted rate used to value these projects ranged from 25% to 28%. Six of these projects are expected to begin generating revenue in 2004 with the remaining two expected to begin generating revenue in 2005.

Motorola, Inc. And Subsidiaries
Management's Discussion and Analysis
of Financial Condition and Results of Operations

        This commentary should be read in conjunction with the Company's condensed consolidated financial statements for the three months and six months ended June 28, 2003 and June 29, 2002, as well as the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 2002.

Results of Operations

(Dollars in millions, except per share amounts)	Three Months Ended				Six Months Ended
	June 28, 2003	% of Sales	June 29, 2002	% of Sales	June 28, 2003	% of Sales	June 29, 2002	% of Sales
Net sales	$6,163		$6,869		$12,206		$13,050
Costs of sales	4,155	67.4%	4,629	67.4%	8,222	67.4%	8,957	68.6%

Gross margin	2,008	32.6%	2,240	32.6%	3,984	32.6%	4,093	31.4%

Selling, general and administrative expenses	937	15.2%	1,177	17.1%	1,834	15.0%	2,285	17.5%
Research and development expenditures	951	15.4%	925	13.5%	1,898	15.5%	1,831	14.0%
Reorganization of businesses	(42)	(0.7)%	1,468	21.4%	21	0.2%	1,666	12.8%
Other charges (income)	(9)	(0.1)%	909	13.2%	(70)	(0.6)%	912	7.0%

Operating earnings (loss)	171	2.8%	(2,239)	(32.6)%	301	2.5%	(2,601)	(19.9)%

Other income (expense):
Interest expense, net	(59)	(1.0)%	(100)	(1.5)%	(152)	(1.2)%	(208)	(1.6)%
Gains on sales of investments and businesses, net	28	0.5%	24	0.3%	307	2.5%	35	0.3%
Other	(28)	(0.5)%	(975)	(14.2)%	(87)	(.7)%	(1,167)	(8.9)%

Total other income (expense)	(59)	(1.0)%	(1,051)	(15.3)%	68	0.6%	(1,340)	(10.3)%

Earnings (loss) before income taxes	112	1.8%	(3,290)	(47.9)%	369	3.0%	(3,941)	(30.2)%
Income tax expense (benefit)	(7)	(0.1)%	(969)	(14.1)%	81	0.7%	(1,171)	(9.0)%

Net earnings (loss)	$119	1.9%	$(2,321)	(33.8)%	288	2.4%	(2,770)	(21.2)%

Diluted earnings (loss) per common share	$0.05		$(1.02)		$0.12		$(1.22)

Results of Operations—Three months ended June 28, 2003 compared to three months ended June 29, 2002

Net Sales

        Net sales were $6.2 billion in the second quarter of 2003, down 10% from $6.9 billion in the second quarter of 2002. Second-quarter net sales declined in five of the Company's six major segments. The overall decline in net sales was primarily due to: (i) increasing competitive pressure in Asia for both the Personal Communications segment, where segment net sales decreased by $353 million, and the Semiconductor Products segment, where segment net sales decreased by $141 million, and (ii) reduced customer capital spending in the industries served by the Global Telecom Solutions segment, where segment net sales decreased by $216 million, and the Broadband Communications segment, where segment net sales decreased $145 million. Segment net sales increased by $107 million in the Commercial, Government and Industrial Solutions segment, reflecting increased customer spending due to activity in homeland security initiatives.

Gross margin

        Gross margin decreased to $2.0 billion in the second quarter of 2003, compared to $2.2 billion in the second quarter of 2002. Despite the 10% decline in sales, gross margin as a percentage of sales remained consistent, at 32.6%, for the second quarter of both 2003 and 2002, primarily due to: (i) a shift in product mix towards higher-margin products and benefits attributed to cost-reduction activities in the Commercial, Government and Industrial Solutions segment, and (ii) a decrease in reorganization of businesses charges, offset by decreased absorption of fixed costs due to lower sales, primarily in the Global Telecom Solutions segment.

Selling, general and administrative expenses

        Selling, general and administrative (SG&A) expenses were $937 million, or 15.2% of net sales, in the second quarter of 2003, compared to $1.2 billion, or 17.1% of net sales, in the second quarter of 2002. SG&A expenses decreased in five of the Company's six major segments, primarily as a result of the Company's cost-reduction activities.

Research and development expenditures

        Research and development (R&D) expenditures increased 3% to $951 million, or 15.4% of net sales, in the second quarter of 2003, compared to $925 million, or 13.5% of net sales, in the second quarter of 2002. The overall increase primarily reflects additional R&D investment by the Personal Communications and Semiconductor Products segments for new product development, partially offset by reduced R&D expenditures in the Global Telecom Solutions and Broadband Communications segments, where spending on low-priority programs was reduced or ended as part of the Company's ongoing cost-reduction initiatives.

Reorganization of businesses

        The Company recorded a net reversal of $56 million of reorganization of businesses charges in the second quarter of 2003, including a $42 million reversal reflected in the condensed consolidated statements of operations under Reorganization of Businesses and a $14 million reversal reflected in Costs of Sales. Total reorganization of businesses charges in the second quarter of 2002 were $1.5 billion, including $1.5 billion reflected in the condensed consolidated statements of operations under Reorganization of Businesses and $40 million included in Costs of Sales. Expenses included under Reorganization of Businesses are expenses associated with plans to exit businesses and consolidate manufacturing and administrative operations. The reorganization of businesses charges included in Costs of Sales are severance charges for direct labor employees. The 2003 charges and reversals are discussed in further detail in the Reorganization of Businesses Charges section below.

Other charges (income)

        The Company recorded income of $9 million in Other Charges (Income) in the second quarter of 2003, compared to charges of $909 million in the second quarter of 2002. The income in the second quarter of 2003 primarily reflects income from the sale of assets related to the Iridium program that had been previously written down, partially offset by in-process research and development charges related to the acquisition of Winphoria Networks, Inc. The charges in the second quarter of 2002 were primarily comprised of: (i) a $526 million charge for potentially uncollectible finance receivables from Telsim, (ii) a $325 million charge for an intangible asset impairment of an intellectual property license, and (iii) an $80 million charge for potential repayments of incentives related to impaired facilities.

Net interest expense

        Net interest expense was $59 million in the second quarter of 2003, compared to $100 million in the second quarter of 2002. Net interest expense in the second quarter of 2003 included interest expense of $165 million, partially offset by $106 million of interest income. Net interest expense in the second quarter of 2002 included interest expense of $177 million, partially offset by interest income of $77 million. The decrease in net interest expense is primarily attributed to: (i) a $1.0 billion reduction in total debt since the second quarter of 2002, primarily due to the redemption of $825 million of Puttable Reset Securities (PURS)sm in the first quarter of 2003, (ii) interest received on a tax refund, (iii) interest income earned on long-term finance receivables, and (iv) the benefits of favorable interest rate swaps.

Gains on sales of investments and businesses

        Gains on sales of investments and businesses in the second quarter of 2003 were $28 million, compared to $24 million in the second quarter of 2002. In the second quarter of 2003, the gains primarily resulted from the recognition of a deferred gain from the 2001 sale of cellular properties upon receipt of final payment. In the second quarter of 2002, the gains primarily resulted from the sale of equity securities of other companies held for investment purposes.

Other

        Charges classified as Other, as presented in Other Income (Expense), included net charges of $28 million in the second quarter of 2003, compared to net charges of $975 million in the second quarter of 2002. This decrease was primarily attributable to the decline in investment impairments to $12 million in the second quarter of 2003, compared to $955 million in the second quarter of 2002. The second-quarter 2002 investment impairments were primarily comprised of: (i) a $464 million writedown of the value of the Company's investment in Nextel Communications, Inc., (ii) an impairment of the Company's debt security holdings and associated warrants in a European cable operator by $119 million and $154 million, respectively, and (iii) a $73 million writedown of the Company's investment in Telus Corporation.

Effective tax rate

        The effective tax rate was (6)% in the second quarter of 2003, representing a $7 million net tax benefit, compared to a 29% effective tax rate, representing a $969 million net tax benefit, in the second quarter of 2002. The lower effective tax rate in the second quarter of 2003 reflects a $61 million benefit from the reversal of previously accrued income taxes. The reversal of the accrual reflects a reassessment of the Company's income tax requirements given the current status of its ongoing income tax audits. The tax rate for the second quarter of 2003, excluding the reversal of accrued income taxes and the impact of the non-deductible Winphoria Networks, Inc. acquisition charge, was 37%. This adjusted effective tax rate of 37% for the second quarter of 2003 is greater than the rate of 29% for the second quarter of 2002 primarily due to a change in the mix of earnings and losses by geographic region.

Earnings (Loss)

        The Company had earnings before income taxes of $112 million in the second quarter of 2003, compared with a loss before income taxes of $3.3 billion in the second quarter of 2002. After taxes, the Company had net earnings of $119 million, or $0.05 per share, in the second quarter of 2003, compared with a net loss of $2.3 billion, or ($1.02) per share, in the second quarter of 2002.

        The improvement in financial results for the second quarter of 2003 primarily reflects the absence of a number of significant charges that occurred in the second quarter of 2002. These second-quarter

2002 charges included: (i) a $1.5 billion charge related to restructuring activities, (ii) a $955 million charge for investment impairments, (iii) a $526 million charge for potentially uncollectible finance receivables from Telsim, and (iv) a $325 million charge for intangible asset impairments. Additional improvements in financial results in the second quarter of 2003 resulted from: (i) benefits attributed to cost-reduction activities, predominately reflected as a decline in SG&A expenses, and (ii) a decline in interest expense. These cost improvements were partially offset by a 10% decrease in net sales.

Results of Operations—Six months ended June 28, 2003 compared to six months ended June 29, 2002

Net Sales

        Net sales were $12.2 billion in the first half of 2003, down 6% from $13.1 billion in the first half of 2002. First-half net sales declined in five of the Company's six major segments. The overall decline in net sales was primarily due to: (i) reduced customer capital spending in the industries served by the Global Telecom Solutions segment, where segment net sales decreased by $349 million, and the Broadband Communications segment, where segment net sales decreased $265 million, and (ii) the impact of increasing competitive pressure in Asia for the Personal Communications segment, where segment net sales decreased by $312 million, and the Semiconductor Products segment, where segment net sales decreased by $117 million. Segment net sales increased by $168 million in the Commercial, Government and Industrial Solutions segment, reflecting increased customer spending due to activity in homeland security initiatives.

Gross margin

        Gross margin decreased to $4.0 billion in the first half of 2003, compared to $4.1 billion in the first half of 2002. Despite the 6% decline in sales, gross margin as a percentage of sales increased to 32.6% in the first half of 2003, compared to 31.4% in the first half of 2002, primarily due to: (i) a shift in product mix towards higher-margin products in the Commercial, Government and Industrial Solutions segment, (ii) benefits from cost-reduction initiatives in the Semiconductor Products and Commercial, Government and Industrial Solutions segments, and (iii) a decrease in reorganization of businesses charges.

Selling, general and administrative expenses

        Selling, general and administrative (SG&A) expenses were $1.8 billion, or 15.0% of net sales, in the first half of 2003, compared to $2.3 billion, or 17.5% of net sales, in the first half of 2002. SG&A expenses decreased in five of the Company's six major segments, primarily as a result of the Company's cost-reduction activities.

Research and development expenditures

        Research and development (R&D) expenditures increased 4% to $1.9 billion, or 15.5% of net sales, in the first half of 2003, compared to $1.8 billion, or 14.0% of net sales, in the first half of 2002. The overall increase primarily reflects additional R&D investment by the Personal Communications and Semiconductor Products segments for new product development, partially offset by reduced R&D expenditures in the Global Telecom Solutions and Broadband Communications segments, where spending on low-priority programs was reduced or ended as part of the Company's ongoing cost-reduction initiatives.

Reorganization of businesses

        The Company recorded net total reorganization of businesses charges in the first half of 2003 of $10 million, including a $21 million charge reflected in the condensed consolidated statements of operations under Reorganization of Businesses and an $11 million reversal reflected in Costs of Sales.

Total reorganization of businesses charges in the first half of 2002 were $1.7 billion, including $1.7 billion reflected in the condensed consolidated statements of operations under Reorganization of Businesses and $48 million included in Costs of Sales. Expenses included under Reorganization of Businesses are expenses associated with plans to exit businesses and consolidate manufacturing and administrative operations. The reorganization of businesses charges included in Costs of Sales are severance charges for direct labor employees. The 2003 charges and reversals are discussed in further detail in the Reorganization of Businesses Charges section below.

Other charges (income)

        The Company recorded income in Other Charges (Income) of $70 million in the first half of 2003, compared to charges of $912 million in the first half of 2002. The income in the first half of 2003, is primarily comprised of $59 million in income relating to the reassessment of the remaining reserve requirements as a result of the Iridium settlement agreement with The Chase Manhattan Bank and $33 million for the sale of Iridium-related assets previously written down, partially offset by in-process research and development charges of $32 million related to the acquisition of Winphoria Networks, Inc. The charges in the first half of 2002 were primarily comprised of: (i) a $526 million charge for potentially uncollectible finance receivables from Telsim, (ii) a $325 million charge for an intangible asset impairment of an intellectual property license, (iii) an $80 million charge for potential repayments of incentives related to impaired facilities, and (iv) an $11 million charge for acquired in-process research and development related to the acquisition of Synchronous, Inc., partially offset by the recognition of pension curtailment income related to the General Instrument pension plan.

Net interest expense

        Net interest expense was $152 million in the first half of 2003, compared to $208 million in the first half of 2002. Net interest expense in the first half of 2003 included interest expense of $329 million, partially offset by $177 million of interest income. Net interest expense in the first half of 2002 included interest expense of $339 million, partially offset by interest income of $131 million. The decrease in net interest expense is primarily attributed to: (i) a $1.0 billion reduction in total debt since the second quarter of 2002, primarily due to the redemption of $825 million of Puttable Reset Securities (PURS)sm in the first quarter of 2003, (ii) interest received on a tax refund, (iii) interest income earned on long-term finance receivables, and (iv) the benefits of favorable interest rate swaps.

Gains on sales of investments and businesses

        Gains on sales of investments and businesses in the first half of 2003 were $307 million, compared to $35 million in the first half of 2002. For the first half of 2003, the gains primarily resulted from the sale of 25 million shares of Nextel Communications, Inc. held by the Company for investment purposes. For the first half of 2002, the gains primarily resulted from the sale of equity securities of other companies held for investment purposes.

Other

        Charges classified as Other, as presented in Other Income (Expense), included net charges of $87 million in the first half of 2003, compared to net charges of $1.2 billion in the first half of 2002. This decrease was primarily attributable to the decline in investment impairments to $59 million in the first half of 2003, compared to $1.1 billion in the first half of 2002. The first-half 2003 investment impairments were primarily comprised of a $29 million charge to write down to zero the Company's debt security holding in a European cable operator and other cost-based investment writedowns. The first half 2002 investment impairment charges were primarily comprised of: (i) $464 million to write down the value of the Company's investment in Nextel Communications, Inc., (ii) an impairment of the Company's debt security holdings and associated warrants in a European cable operator by $123 million and $198 million, respectively, (iii) a $95 million writedown of the Company's investment in an Argentine cellular operating company to zero, and (iv) a $73 million writedown of the Company's investment in Telus Corporation. Additionally, foreign currency losses increased by $15 million in the first half of 2003, compared to first half of 2002.

Effective tax rate

        The effective tax rate was 22% for the first half of 2003, representing an $81 million net tax expense, compared to a 30% effective tax rate, representing a $1.2 billion net tax benefit, in the first half of 2002. The lower effective tax rate in 2003 reflects a $61 million benefit from the reversal of previously-accrued income taxes. The tax reversal relates to a reassessment of the Company's income tax requirements given the current status of its income tax audits. The tax rate for the first half of 2003, excluding the tax reversal and impact of the non-deductible Winphoria Networks, Inc. acquisition charge, was 35%. This adjusted effective tax rate of 35% for the first half of 2003 is greater than the rate of 30% for the first half of 2002 due to a change in the mix of earnings and losses by geographic region.

        The Company currently expects the effective tax rate for the full year 2003 to be approximately 30%, as compared to 28% for the full year 2002. Excluding the tax reversal and impact of the non-deductible Winphoria Networks, Inc. acquisition charge, the adjusted effective tax rate for the full year 2003 is estimated to be 35%. The increase in the effective tax rate for the full year 2003, as compared to the full year 2002, is due primarily to the expected increase in the Company's earnings and the mix of earnings and losses by geographic region.

Earnings (Loss)

        The Company had earnings before income taxes of $369 million in the first half of 2003, compared with a loss before income taxes of $3.9 billion in the first half of 2002. After taxes, the Company had net earnings of $288 million, or $0.12 per share, in the first half of 2003, compared with a net loss of $2.8 billion, or ($1.22) per share, in the first half of 2002.

        The improvement in financial results for the first half of 2003 primarily reflects the absence of a number of significant charges that occurred in the first half of 2002. These first-half 2002 charges included: (i) a $1.7 billion charge related to restructuring activities, (ii) a $1.1 billion charge for investment impairments, (iii) a $526 million charge for potentially uncollectible finance receivables from Telsim, and (iv) a $325 million charge for intangible asset impairments. Additional improvements in financial results in the first half of 2003 resulted from: (i) benefits attributed to cost-reduction activities, reflecting an improved gross margin as a percentage of sales and a decline in SG&A expenses, and (ii) a decline in interest expense. These cost improvements were partially offset by a 6% decrease in net sales.

Sales and Earnings Outlook for the Third Quarter of 2003; Limitations on Guidance Provided

        In the third quarter of 2003, the Company expects net sales to be approximately $6.3 billion to $6.5 billion, as compared to net sales of $6.5 billion in the third quarter of 2002. The Company expects to achieve earnings per share of approximately break-even to $0.02 per share in the third quarter of 2003, compared to earnings per share of $.05 in the third quarter of 2002.

        The Company is only providing sales and earnings guidance for the third quarter of 2003 and is not providing or reaffirming sales and earnings guidance for the full year 2003 or any future periods. Any previous guidance for those periods should no longer be relied upon. In addition to sales and earnings guidance, the Company has previously provided full-year guidance for a number of the line items in its statement of operations and for a number of components that affect its liquidity and capital resources. Other than guidance specifically provided herein, the Company is not providing or reaffirming any guidance with regard to future expectations for either the line items in its statement of operations or the components of its liquidity and capital resources. Any previous guidance provided by the Company in its SEC filings relating to these line items or components should no longer be relied upon.

Reorganization of Businesses Charges

        Beginning in the third quarter of 2000 and continuing through the first half of 2003, the Company has implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The Company initiated these plans in an effort to reduce costs and simplify its product portfolio. During this period, the Company has recorded total reorganization of businesses charges of $6.2 billion, which include $625 million of exit costs, $1.6 billion of employee separation costs, and $4.0 billion of asset writedowns. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. Employee separation costs consist primarily of severance payments.

        The Company evaluates its accruals relating to exit costs and employee separation at each reporting period to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

        During the first half of 2003, the Company continued to implement cost-reduction plans by consolidating manufacturing and administrative operations and reducing its workforce. The Company expects to realize cost-saving benefits of approximately $80 million for the full year 2003 for the plans implemented in the first half of 2003. Beyond 2003, the Company expected the reorganization of businesses programs from the first half of 2003 to provide annualized cost savings of approximately $125 million.

Three months ended June 28, 2003

        For the three months ended June 28, 2003, the Company recorded net reversals of $56 million, of which $14 million was included in Costs of Sales and $42 million was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $56 million net reversal is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Discontinuation of product lines	$(1)	$—	$—	$(1)
Business exits	(2)	—	—	(2)
Manufacturing and administrative consolidations	(13)	(16)	(24)	(53)

	$(16)	$(16)	$(24)	$(56)

Discontinuation of Product Lines

        For the three months ended June 28, 2003, the Semiconductor Products segment reversed exit cost accruals of $1 million.

Business Exits

        For the three months ended June 28, 2003, the Other Products segment reversed exit cost accruals of $2 million.

Manufacturing and Administrative Consolidations

        The Company's actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $37 million for the three months ended June 28, 2003. The $37 million charge relates to employee separation accruals, primarily in the Semiconductor Products and Commercial, Government and Industrial Solutions segments. These charges were offset by reversals of previous accruals of $90 million, consisting primarily of: (i) $53 million of unused accruals relating to previously expected employee separation costs across all segments, (ii) $24 million, primarily for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility in the Semiconductor Products segment, as well as for the correction in classifications of assets which the Company intends to use which were previously classified as held-for-sale, and (iii) $13 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges (reversals) incurred by segment for the three months ended June 28, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$—	$(13)	$—	$(13)
Semiconductor Products	(6)	9	(12)	(9)
Global Telecom Solutions	(2)	(14)	(4)	(20)
Commercial, Government and Industrial Solutions	—	9	—	9
Integrated Electronic Systems	(1)	(10)	—	(11)
Broadband Communications	—	(2)	(4)	(6)
Other Products	(2)	8	—	6
General Corporate	(5)	(3)	(4)	(12)

	$(16)	$(16)	$(24)	$(56)

Six months ended June 28, 2003

        For the six months ended June 28, 2003, the Company recorded net charges of $10 million, of which $11 million of reversals was included in Costs of Sales and $21 million of net charges was recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $10 million net charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Discontinuation of product lines	$(1)	$—	$—	$(1)
Business exits	(2)	—	—	(2)
Manufacturing and administrative consolidations	(16)	(9)	38	13

	$(19)	$(9)	$38	$10

Discontinuation of Product Lines

        For the six months ended June 28, 2003, the Semiconductor Products segment reversed exit cost accruals of $1 million.

Business Exits

        For the six months ended June 28, 2003, the Other Products segment reversed exit cost accruals of $2 million.

Manufacturing and Administrative Consolidations

        The Company's actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $154 million for the six months ended June 28, 2003. These charges consisted primarily of: (i) $77 million in the Semiconductor Products segment primarily for fixed asset impairments related to a manufacturing facility in Texas and employee separation accruals, (ii) $30 million in the Commercial, Government and Industrial Solutions segment related to employee separation costs, and (iii) $26 million in General Corporate for the impairment of assets classified as held-for-sale. These charges were partially offset by reversals of previous accruals of $141 million, consisting primarily of: (i) $87 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $36 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, as well as for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility in the Semiconductor Products segment, and (iii) $18 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges (reversals) incurred by segment for the six months ended June 28, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$(11)	$(7)	$(19)
Semiconductor Products	(6)	11	33	38
Global Telecom Solutions	(3)	(17)	(6)	(26)
Commercial, Government and Industrial Solutions	(2)	20	—	18
Integrated Electronic Systems	(1)	(12)	—	(13)
Broadband Communications	2	(6)	(4)	(8)
Other Products	(2)	7	—	5
General Corporate	(6)	(1)	22	15

	$(19)	$(9)	$38	$10

Reorganization of Businesses Accruals

        The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to June 28, 2003:

Exit Costs

	Accruals at January 1, 2003	2003 Net Charges (Reversals)	2003 Amount Used	Accruals at June 28, 2003
Discontinuation of product lines	$6	$(1)	$(5)	$—
Business exits	82	(2)	(11)	69
Manufacturing & administrative consolidations	129	(16)	(19)	94

	$217	$(19)	$(35)	$163

        The 2003 net reversals of $19 million represent additional charges of $2 million and reversals into income of $21 million. The $35 million used in 2003 reflects cash payments of $30 million and non-cash utilization of $5 million. The remaining accrual of $163 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

        The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to June 28, 2003:

Employee Separation Costs

	Accruals at January 1, 2003	2003 Net Charges (Reversals)	2003 Amount Used	Accruals at June 28, 2003
Manufacturing & administrative consolidations	$419	$(9)	$(235)	$175

        At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees. The 2003 net reversals of $9 million represent additional charges of $78 million and reversals of $87 million. The additional charges for employee separation costs represent the severance costs for approximately an additional 1,700 employees.

        During the first half of 2003, approximately 5,400 employees were separated from the Company. The $235 million used in 2003 reflects cash payments of $229 million and non-cash utilization of $6 million to these separated employees. The remaining accrual of $175 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to approximately 3,500 separated employees throughout the remainder of 2003.

Liquidity and Capital Resources

        As highlighted in the condensed consolidated statements of cash flows, the Company's liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

        At June 28, 2003, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $6.2 billion, compared to $6.5 billion at December 31, 2002 and $6.4 billion at June 29, 2002. On June 28, 2003, $3.1 billion of this amount was held in the U.S. and $3.1 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

Operating Activities

        For the six months ended June 28, 2003, the Company generated cash flow from operations of $776 million, as compared to $689 million generated in the first half of 2002. The second quarter of 2003 was the tenth consecutive quarter that the Company has generated positive cash flow from operations. The primary contributors to cash flow from operations in the first half of 2003 were: (i) a $760 million decrease in accounts receivable, reflecting a decrease in accounts receivable in five of the Company's six major segments, and (ii) net earnings, adjusted for non-cash items, of $639 million, partially offset by a $1.1 billion decrease in accounts payable and accrued liabilities, primarily relating to cash payments for employee severance and exit costs, employee incentives, interest and income taxes.

        The Company's net accounts receivable were $3.6 billion at June 28, 2003, compared to $4.4 billion at December 31, 2002 and $4.2 billion at June 29, 2002. The Company's weeks receivable, excluding net long-term finance receivables, were 7.1 weeks at June 28, 2003, compared to 7.0 weeks at December 31, 2002 and 7.6 weeks at June 29, 2002. The decrease in net accounts receivable was primarily due to a decline in the Company's net sales.

        The Company's net inventory was $2.8 billion at June 28, 2003, compared to $2.9 billion at December 31, 2002 and $2.5 billion at June 29, 2002. The Company's inventory turns (calculated based on a 12-month rolling costs of sales divided by average inventory) were 6.0 at June 28, 2003, compared to 6.6 at December 31, 2002 and 6.7 at June 29, 2002. The decrease in net inventory at June 28, 2003, compared to December 31, 2002, is primarily due to improved supply-chain management processes. The decrease in inventory turns was primarily the result of lower costs of sales, due to a decline in net sales, and higher average inventory. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead-times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        To improve its future profitability, the Company continued to implement cost-reduction plans in the first half of 2003. Cash payments for exit costs and employee separations in connection with the Company's various reorganization plans were $259 million in the first half of 2003. All of the remaining $338 million reorganization of businesses accruals at June 28, 2003 are expected to result in future cash payments, the majority of which are expected to occur in 2003.

        A cash contribution of $50 million was made to the regular U.S. pension plan during the second quarter of 2003. The Company expects to make additional cash contributions of between $100 million and $150 million to this plan during the remainder of 2003.

Investing Activities

        The most significant components of the Company's investing activities are: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

        Net cash used by investing activities was $131 million for the first half of 2003, as compared to $205 million used by investing activities for the first half of 2002. The $74 million decrease in cash used for investing activities in the first half of 2003, compared to the first half of 2002, was primarily due to an increase of $323 million in proceeds received from dispositions of investments and businesses, partially offset by an increase of $212 million in cash used for acquisitions and investments, and an increase of $89 million for capital expenditures.

        Capital Expenditures:    Capital expenditures in the first half of 2003 were $328 million, compared to $239 million in the first half of 2002. Capital expenditures in the Semiconductor Products segment continued to comprise the largest portion of these expenditures, representing $155 million in the first half of 2003, compared to $70 million in the first half of 2002. For the full year 2003, the Company expects capital expenditures to be no greater than $800 million, of which approximately $300 million is expected to be in the Semiconductor Products segment. Full-year 2002 capital expenditures were $607 million, of which $220 million were by the Semiconductor Products segment.

        Strategic Acquisitions and Investments:    Cash consumed by the Company's acquisition and new investment activities increased to $238 million in the first half of 2003, compared to $26 million in the first half of 2002. The cash consumed in the first half of 2003 was primarily comprised of: (i) $179 million for the acquisition of Winphoria Networks, Inc., a core infrastructure provider of next-generation packet-based mobile switching centers for wireless networks, acquired by the Global

Telecom Solutions segment, and (ii) $32 million to acquire the remaining outstanding shares of Next Level Communications, Inc.

        Dispositions of Investments and Businesses:    The Company received $355 million in proceeds from the dispositions of investments and businesses during the first half of 2003, compared to proceeds of $32 million in the first half of 2002. The proceeds in the first half of 2003 were primarily from the sale of 25 million shares of Nextel Communications, Inc. (Nextel) that were held by the Company for investment purposes. The sale of these shares during the first quarter of 2003 generated approximately $335 million in gross proceeds and a gain of approximately $255 million. The first-half 2002 proceeds were primarily from the sale of securities held in the Company's investment portfolio.

        In addition to the sale of 25 million shares of Nextel, in March 2003, the Company entered into three agreements to hedge up to 25 million shares of Nextel common stock. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract "floor" price. The three agreements are to be settled over periods of three, four and five years, respectively. Pursuant to these agreements and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Although, pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. As a result of the recent increase in the price of Nextel common stock, the Company has recorded a $64 million liability in Other Liabilities in the condensed consolidated balance sheet to reflect the fair value of the Nextel hedges.

        Short-Term Investments:    At June 28, 2003, the Company had $57 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than 3 months but less than one year), compared to $59 million at December 31, 2002 and $95 million at June 29, 2002.

        Available-for-Sale Securities:    In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At June 28, 2003, the Company's available-for-sale securities portfolio had an approximate fair market value of $2.1 billion, which represented a cost basis of $555 million and an unrealized net gain of $1.5 billion. At December 31, 2002, the Company's available-for-sale securities portfolio had an approximate fair market value of $1.6 billion, which represented a cost basis of $615 million and an unrealized net gain of $953 million. During the first half of 2003, the Company impaired $59 million of certain available-for-sale securities as the decline in value of these securities was determined to be other than temporary.

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

        Net cash used for financing activities was $983 million in the first half of 2003, compared to $217 million used in the first half of 2002. Net cash used for financing activities in the first half of 2003 was primarily used: (i) to repay $872 million of total debt (including commercial paper), mainly reflecting the redemption of all of the Company's $825 million of Puttable Reset Securities (PURS)sm in the first quarter of 2003, and (ii) to pay dividends of $185 million, partially offset by proceeds of $74 million from the issuance of common stock in connection with the Company's employee stock option plan and employee stock purchase plan. Net cash used for financing activities in the first half of 2002 was primarily used: (i) to repay $328 million of total debt (including commercial paper) and (ii) to pay dividends of $181 million, partially offset by proceeds of $263 million from the issuance of common stock in connection with the Company's employee stock option plan and employee stock purchase plan.

        At June 28, 2003, the Company's outstanding notes payable and current portion of long-term debt was $1.3 billion, compared to $1.6 billion at December 31, 2002 and $1.5 billion at June 29, 2002. The decrease in short-term debt during 2003 reflects the repayment of $825 million of Puttable Reset Securities (PURS)sm due February 1, 2011 in the first quarter of 2003, offset by the reclassification of $500 million of 6.75% debentures due June 2004 from long-term debt to the current portion of long-term debt.

        At June 28, 2003, the Company had $501 million of outstanding commercial paper, compared to $495 million at December 31, 2002 and $509 million at June 29, 2002. The Company currently expects its outstanding commercial paper balances to continue to average around $500 million throughout 2003.

        At June 28, 2003, the Company had long-term debt of $6.7 billion, compared to $7.2 billion at December 31, 2002 and $7.4 billion at June 29, 2002. The reduction in long-term debt during 2003 reflects the reclassification of $500 million from long-term debt to the current portion of long-term debt as described above.

        Given the Company's significant cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

        Debt Ratings:    Two independent credit rating agencies, Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's"), assign ratings to the Company's short-term and long-term debt. On June 23, 2003, S&P affirmed its credit rating for the Company's senior unsecured non-credit enhanced long-term debt of "BBB", but revised its outlook to "negative" from "stable". On July 16, 2003, Moody's put the Company's senior unsecured non-credit enhanced long-term debt rating of "Baa2" on "credit watch for possible downgrade." S&P explicitly affirmed the Company's commercial paper rating of "A-2". Moody's commercial paper rating of "P-2" is currently on review along with the Company's long-term debt rating.

        The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. Since the end of 2001, the Company has maintained greatly reduced levels of commercial paper outstanding than during its prior history. This reflects the fact that the market for commercial paper rated "A-2/P-2" is much smaller than that for commercial paper rated "A-1/P-1" and commercial paper or other short-term borrowings may be of limited availability to participants in the "A-2/P-2" market from time-to-time or for extended periods.

        The Company's debt rating is considered "investment grade." If the Company's senior long-term debt were rated lower than "BBB-" by S&P or "Baa3" by Moody's (which would be a decline of two levels from current ratings), the Company's long-term debt would no longer be considered "investment grade". If this were to occur, the terms on which the Company could borrow money would become more onerous. In addition, if these debt ratings were to be lower than "BBB-" by S&P or "Baa3" by

Moody's (which would be a decline of two levels from current ratings), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company would also have to pay higher fees related to these facilities. The Company has never borrowed under its domestic revolving credit facilities.

        As further described under "Customer Financing Arrangements" below, for many years the Company has utilized a receivables program to sell a broadly-diversified group of short-term receivables, through Motorola Receivables Corporation ("MRC"), to third parties. The obligations of the third parties to continue to purchase receivables under the MRC short-term receivables program could be terminated if the Company's long-term debt was rated lower than "BB" by S&P or "Ba2" by Moody's (which would be a decline of four levels from current ratings). If the MRC short-term receivables program were terminated, the Company would no longer be able to sell its short-term receivables in this manner, but it would not have to repurchase previously-sold receivables.

        Also as further described under "Customer Financing Arrangements" below, the Company previously sold a limited number of long-term loans to an independent third party through Motorola Funding Corporation ("MFC"). In May 2003, the Company voluntarily terminated the program for the sale of long-term receivables through MFC. In light of the significant decrease in long-term financing provided by the Company to customers in recent years, no long-term receivables have been sold through this program in 2002 or 2003 and the benefits from maintaining the program no longer exceeded the costs. To effect this termination, the Company purchased all outstanding long-term receivables previously sold to, and held by, the independent third party and terminated the credit insurance related to these long-term receivables.

        The Company's ratio of net debt to net debt plus equity was 12.4% at June 28, 2003, compared to 16.7% at December 31, 2002 and 18.2% at June 29, 2002. The decrease in this ratio is primarily due to the Company's $869 million reduction in total debt since December 31, 2002.

        Although the Company believes that it can continue to access the capital markets in 2003 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the Company's credit ratings, and (ii) the level of market demand for debt issued by telecommunications companies. In addition, many of the factors that affect the Company's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company's control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

        At June 28, 2003, the Company's total domestic and non-U.S. credit facilities totaled $3.9 billion, of which $216 million was considered utilized. These facilities are principally comprised of: (i) a $700 million 364-day revolving domestic credit facility (expiring in May 2004) which is not utilized, (ii) a $900 million three-year revolving domestic credit facility (expiring in May 2005) which is not utilized, and (iii) $2.3 billion of non-U.S. credit facilities (of which $216 million was considered utilized at June 28, 2003). Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper, which was $501 million at June 28, 2003. However, these agreements contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds under the domestic revolving credit facilities and have this liquidity.

        In May 2003, the Company completed the renewal of its 364-day revolving domestic credit facility. Important terms of the credit agreements include a springing contingent lien and covenants related to net interest coverage and total debt-to-book capitalization ratios. Under the current facilities, if the Company's corporate credit ratings were to be lower than "BBB-" by S&P or "Baa3" by Moody's (which would be a decline of two levels from current ratings), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company's current corporate credit ratings are "BBB" with a "negative" outlook by S&P and "Baa2" "on credit watch for possible downgrade" by Moody's. The Company has never borrowed under its domestic revolving credit facilities.

        Return on average invested capital, based on performance of the four preceding quarters ending with June 28, 2003 and June 29, 2002, was 4.1% and (29.5)%, respectively. The Company's current ratio was 1.87 at June 28, 2003, compared to 1.75 at December 31, 2002 and 1.69 at June 29, 2002.

        Based upon cash and cash equivalents in the U.S., the ability to repatriate cash and cash equivalents from foreign jurisdictions, the ability to borrow under existing or future credit facilities, the ability to issue commercial paper, access to the short-term and long-term debt markets, and proceeds from sales of available-for-sale securities and other investments, the Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements for the next twelve months. The Company expects to have positive operating cash flow in the third quarter of 2003 and for the full year of 2003.

Customer Financing Arrangements

        Outstanding Commitments:    Although the Company has greatly reduced the level of long-term financing it provides to customers over the past few years, certain purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment and working capital. The Company had outstanding commitments to extend credit to third parties totaling $166 million and $175 million at June 28, 2003 and December 31, 2002, respectively. The Company made loans to customers of $6 million and $14 million for the three months ended June 28, 2003 and June 29, 2002, respectively and $7 million and $81 million for the six months ended June 28, 2003 and June 29, 2002, respectively.

        Outstanding Finance Receivables:    During the "telecom boom" that peaked in late 2000, numerous wireless equipment makers, including the Company, made loans to customers, some of which were very large. The Company had net finance receivables of $426 million and $467 million at June 28, 2003, and December 31, 2002 (net of allowances for losses of $2.2 billion at June 28, 2003 and $2.3 billion at December 31, 2002). These finance receivables are generally interest bearing, with rates ranging from 3% to 15%. Interest income on these impaired finance receivables is recognized only when payments are received. Total interest income recognized on finance receivables was $12 million and $0.3 million for the three months ended June 28, 2003 and June 29, 2002, respectively, and $13 million and $5 million for the six months ended June 28, 2003 and June 29, 2002, respectively.

        Telsim Loan:    At both June 28, 2003 and December 31, 2002, the Company had $2.0 billion of gross receivables from one customer, Telsim, in Turkey (the "Telsim Loan"). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both June 28, 2003 and December 31, 2002, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation and collection process will be very lengthy in light of the Uzans' (the family which controls Telsim) repeated decisions to violate court orders.

        Guarantees of Third-Party Debt:    In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing from banks and other sources to fund equipment purchases and working capital. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $44 million at June 28, 2003, as compared to $50 million at December 31, 2002. Customer borrowings outstanding under these guaranteed third-party loan arrangements were $44 million at June 28, 2003, as compared to $50 million at December 31, 2002.

        The Company evaluates its contingent obligations under these financial guarantees by assessing the customer's financial status, account activity and credit risk, as well as the current economic conditions and historical experience. The $44 million of guarantees discussed above is comprised of guarantees for two customers in the amounts of $29 million and $15 million. Management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called, was $25 million at both June 28, 2003 and December 31, 2002.

        Sales of Receivables and Loans:    From time to time, the Company sells short-term receivables and long-term loans to third parties in transactions that qualify as "true-sales". Certain of these receivables are sold through a separate legal entity, Motorola Receivables Corporation ("MRC"). MRC is a special purpose entity and the financial results for MRC are fully consolidated in the Company's financial statements. This receivables funding program is, in turn, administered through separate special purpose entities. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", the Company does not believe it will be required to consolidate these separate special purpose entities.

        As of December 31, 2002, the Motorola Receivables Corporation ("MRC") short-term receivables program provided for up to $400 million of short-term receivables to be outstanding with third parties at any time. In February 2003, the MRC short-term receivables program was amended and the level of allowable outstanding short-term receivables was increased to $425 million. Total receivables sold through the MRC short-term program were $205 million and $249 million for the three months ended June 28, 2003 and June 29, 2002, respectively and $384 million and $533 million for the six months ended June 28, 2003 and June 29, 2002, respectively. There were approximately $154 million of short-term receivables outstanding under the MRC short-term receivables program at June 28, 2003, compared to $240 million outstanding at December 31, 2002.

        In addition to the MRC short-term receivables program, the Company also sells other short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $664 million and $771 million during the three months ended June 28, 2003 and June 29, 2002, respectively and $1.4 billion and $1.5 billion during the six months ended June 28, 2003 and June 29, 2002, respectively. There were approximately $815 million of short-term receivables outstanding under these arrangements at June 28, 2003, compared to $802 million outstanding at December 31, 2002. The Company's total credit exposure to outstanding short-term receivables that have been sold was $26 million at June 28, 2003, compared to $40 million at December 31, 2002. The Company had reserves of $21 million recorded for potential losses pursuant to this credit exposure at June 28, 2003, compared to $19 million recorded at December 31, 2002.

        Prior to 2002, the Company had sold a limited number of long-term receivables to an independent third party through Motorola Funding Corporation ("MFC"). In connection with the sale of long-term receivables, the Company retained obligations for the servicing, administering and collection of receivables sold. In May 2003, the Company voluntarily terminated the program for the sale of long-term receivables through MFC. In light of the significant decrease in long-term financing provided by the Company to customers in recent years, no long-term receivables were sold through this program in 2002 or 2003 and the benefits from maintaining the program no longer exceeded the costs. To effect this termination, the Company purchased all outstanding long-term receivables previously sold to, and held by, the independent third party and terminated the credit insurance related to these long-term receivables. Accordingly, at June 28, 2003, the Company had no finance receivables outstanding under this program. At December 31, 2002, receivables outstanding under this program were $71 million, with an allowance for first loss of $14 million.

Iridium Program

        A committee of unsecured creditors (the "Creditors Committee") of Iridium LLC and its operating subsidiaries (collectively "Old Iridium"), was, over objections by Motorola, granted leave by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of the claims against Motorola. Motorola's appeal of this order remains pending. On July 19, 2001, the Creditors Committee filed its complaint against Motorola in Bankruptcy Court on behalf of Old Iridium's debtors and estates, seeking in excess of $4 billion in damages. Discovery in this case is ongoing.

        Motorola has been named as one of several defendants in putative class action securities lawsuits pending in the District of Columbia arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business. The plaintiffs seek an unspecified amount of damages. On March 15, 2001, the federal district court consolidated the various securities cases under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. Motorola moved to dismiss the plaintiffs' complaint on July 15, 2002, and that motion has not yet been decided. Plaintiffs have filed a motion for partial summary judgment, which is also pending.

        The Iridium India gateway investors ("IITL") have filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law if IITL were successful in the suit, IITL could recover compensation of the alleged financial losses. In September 2002, IITL also filed a civil suit in India against Motorola and Old Iridium alleging fraud and misrepresentation in inducing IITL to invest in Old Iridium and to purchase and operate an Iridium gateway in India. IITL claims in excess of $200 million in damages, plus interest.

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

        The Company had reserves related to the Iridium program of $73 million and $152 million at June 28, 2003 and December 31, 2002, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. The reduction in the reserve balance is comprised of $20 million in cash payments, of which $12 million relates to the Chase settlement agreement, and $59 million for the reduction of reserves after reassessment in light of the wind-down of the program and the settlement agreement reached with Chase. The remaining reserve balance of $73 million at June 28, 2003 relates primarily to termination claims and the settlement of remaining obligations. In addition to the amounts disclosed above, Motorola recognized $33 million of income during the three months ended June 28, 2003 for the sale of Iridium-related assets previously written down.

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

Segment Information

        The following commentary should be read in conjunction with the financial results of each reporting segment for the three months and six months ended June 28, 2003 as detailed in Note 8, "Segment Information," of the Company's condensed consolidated financial statements.

        Orders, net sales, and operating results for the Company's major operations for the three months and six months ended June 28, 2003 and June 29, 2002 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs.

        For each of its major operating segments, the Company is only providing sales and earnings guidance for the third quarter of 2003 and is not providing or reaffirming sales and earnings guidance for the full year 2003 or any future periods. Any previous sales and earnings guidance provided by the Company in its SEC filings for any of the Company's operating segments should no longer be relied upon. In addition to sales and earnings guidance, the Company has previously provided forecasts for the growth rates in the end markets served by certain of its operating segments, as well as other specific segment-related guidance. Other than guidance specifically provided herein, the Company is not providing or reaffirming any guidance with regard to end-market growth rates or other specific segment-related guidance. Any previous guidance provided by the Company in its SEC filings relating to these items should no longer be relied upon.

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

Personal Communications Segment

        The Personal Communications segment (PCS) designs, manufactures, sells and services wireless subscriber equipment, including wireless handsets and personal two-way radios, with related software and accessory products. For the second quarter of 2003 and 2002, PCS net sales represented 38% and 39% of the Company's consolidated net sales, respectively. For both the first half of 2003 and 2002, PCS net sales represented 39% of the Company's consolidated net sales.

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2003	June 29, 2002	% Change	June 28, 2003	June 29, 2002	% Change
Orders	$2,257	$2,608	(13)%	$4,751	$5,252	(10)%
Segment net sales	$2,331	$2,684	(13)%	$4,778	$5,090	(6)%
Operating earnings (loss)	$91	$3	***	$205	$(32)	***

***
Percent change not meaningful

Three months ended June 28, 2003 compared to three months ended June 29, 2002

        In the second quarter of 2003, segment net sales decreased 13% to $2.3 billion, compared to $2.7 billion in the second quarter of 2002, and orders declined 13% to $2.3 billion, compared to $2.6 billion in the second quarter of 2002. The decrease in net sales was primarily due to the very substantial decrease in unit shipments in the Asia region, reflecting intensified competition in China from locally-based and foreign handset suppliers, as well as an ongoing industry surplus of handsets in the country's distribution channels, largely generated by the locally-based suppliers. Additionally, the outbreak of Severe Acute Respiratory Syndrome (SARS) created consumer anxiety, which intensified market pressures in China. Despite these conditions, the segment remained the market share leader in China, the world's largest handset market. However, the segment's share declined as a result of the intensified competition. Net sales increased very substantially in the Americas region, which was attributed to the increase in unit shipments, partially offset by a decrease in average selling prices (ASPs).

        The decline in orders was primarily due to: (i) a very substantial decrease in orders in the Asia region, for the reasons discussed above, and (ii) the absence of orders associated with the paging business that was phased out during 2002. Both net sales and orders for the paging business were $61 million in the second quarter of 2002.

        Segment unit shipments were 15.8 million in the second quarter of 2003, down approximately 5% from 16.7 million units in the second quarter of 2002. Unit shipments declined at a slower rate than sales due to a shift in product mix toward lower-priced handsets, primarily in the Americas region. This shift occurred because PCS has developed a much broader portfolio of lower-priced handset models that have been well received by wireless service providers and consumers. The segment's ASPs were down 10% in the second quarter of 2003 compared to the second quarter of 2002, due to price reductions and a mix shift in units toward lower-priced handsets. The decline in ASPs is reflective of historical reductions in selling prices. Over the last 5 years, the segment's ASPs have declined an average of 10% to 15% per year.

        On a geographic basis, unit shipments in the second quarter of 2003, compared to the second quarter of 2002, were up very substantially in the Americas, down very substantially in Asia and up slightly in Europe. Sales were up very substantially in the Americas, down very substantially in Asia and down in Europe.

        PCS's primary technologies are: (i) Global System for Mobile Communications ("GSM"), (ii) Code Division Multiple Access ("CDMA"), (iii) Time Division Multiple Access ("TDMA"), and (iv) iDEN® integrated digital enhanced network. Unit shipments in the second quarter of 2003, compared to the second quarter of 2002, were up very substantially in TDMA, down substantially in CDMA and GSM, and up substantially in iDEN. Sales were up very substantially in TDMA, down very substantially in CDMA and GSM, and up substantially in iDEN.

        The segment's operating earnings in the second quarter of 2003 were $91 million, compared to operating earnings of $3 million in the second quarter of 2002. The improvement in operating results was primarily due to the charges that occurred in the second quarter of 2002 that did not occur in the second quarter of 2003. These second quarter 2002 charges primarily were: (i) a $125 million charge related to a potentially uncollectible finance receivable from Telsim, a wireless telephone operator in Turkey, and (ii) a $44 million charge for employee severance costs, primarily attributed to the shut down of an engineering and distribution center in Harvard, Illinois. Additionally, operating results in the second quarter of 2003 benefited from reduced SG&A expenses, reflecting benefits attributed to cost-reduction activities. However, these cost improvements were more than offset by the 13% decrease in sales and an increase in R&D expenses.

Six months ended June 28, 2003 compared to six months ended June 29, 2002

        In the first half of 2003, segment net sales decreased 6% to $4.8 billion, compared to $5.1 billion in the first half of 2002, and orders declined 10% to $4.8 billion, compared to $5.3 billion in the first half of 2002. The decrease in net sales was primarily due to the very substantial decrease in unit shipments in the Asia region, primarily due to the previously-discussed impact of increased competition in China and SARS. For the first half of 2003, net sales increased very substantially in the Americas region, reflecting the increase in unit shipments, partially offset by a decrease in ASPs.

        The decline in orders was primarily due to: (i) a very substantial decrease in orders in the Asia region, for the reasons discussed above, and (ii) the absence of orders associated with the paging business that was phased out during 2002. Net sales and orders for the paging business in the first half of 2002 were $124 million and $153 million, respectively.

        Segment unit shipments were 32.6 million in the first half of 2003, up approximately 6% from 30.9 million units in the first half of 2002. Unit shipments rose, despite a decrease in sales, due to a shift in product mix toward lower-priced handsets. This shift occurred because PCS has developed a much broader portfolio of lower-priced handset models that have been well received by wireless service providers and consumers. The segment's ASP was down 11% in the first half of 2003 compared to the first half of 2002, due to price reductions and a mix shift in units toward lower-priced handsets. The decline in ASP is reflective of historical reductions in selling prices. Over the last 5 years, the segment's ASPs have declined an average of 10% to 15% per year.

        On a geographic basis, unit shipments in the first half of 2003, compared to the first half of 2002, were up very substantially in the Americas, down very substantially in Asia and up slightly in Europe. Sales were up very substantially in the Americas, down very substantially in Asia and down in Europe.

        Unit shipments in the first half of 2003, compared to the first half of 2002, were up very substantially in TDMA, up in CDMA, down in GSM and up in iDEN. Sales were up very substantially in TDMA, down slightly in CDMA, down very substantially in GSM and up in iDEN.

        The segment's operating earnings in the first half of 2003 were $205 million, compared to an operating loss of $32 million in the first half of 2002. The improvement in operating results was primarily due to charges that occurred in the first half of 2002 that did not occur in the first half of 2003. These first-half 2002 charges primarily were: (i) a $147 million charge for fixed asset impairments, primarily related to the shut down of an engineering and distribution center in Harvard, Illinois, (ii) a $125 million charge related to a potentially uncollectible finance receivable from Telsim, and (iii) a $54 million charge for employee severance costs, primarily attributed to direct labor employees in the Harvard, Illinois facility. Additionally, operating results in the first half of 2003 benefited from reduced SG&A expenses, reflecting benefits attributed to cost-reduction activities. However, these cost improvements were more than offset by the 6% decrease in sales, and an increase in R&D expenses.

PCS Third Quarter of 2003 Outlook

        For the third quarter of 2003 compared to the third quarter of 2002, the segment expects sales to increase. The expected increase is anticipated to be driven by the introduction of more than 15 new products in the third quarter of 2003, including a number of new mid-tier and high-tier handsets. The segment expects operating earnings to decrease in the third quarter of 2003 compared to the third quarter of 2002 as competitive pressures, particularly in Asia, continue.

Semiconductor Products Segment

        The Semiconductor Products segment (SPS) designs, produces and sells embedded processors for customers serving the wireless, networking and automotive markets and for standard products. For the second quarter of both 2003 and 2002, SPS net sales represented 18% of the Company's consolidated net sales. For the first half of 2003 and 2002, SPS net sales represented 19% and 18% of the Company's consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2003	June 29, 2002	% Change	June 28, 2003	June 29, 2002	% Change
Orders	$1,040	$1,350	(23)%	$2,145	$2,669	(20)%
Segment net sales	$1,115	$1,256	(11)%	$2,266	$2,383	(5)%
Operating loss	$(125)	$(1,308)	90%	$(246)	$(1,546)	84%

Three months ended June 28, 2003 compared to three months ended June 29, 2002

        In the second quarter of 2003, segment net sales decreased 11% to $1.1 billion, compared to $1.3 billion in the second quarter of 2002, and orders decreased 23% to $1.0 billion, compared to $1.4 billion in the second quarter of 2002. The decline in sales and orders is primarily attributed to reduced consumer spending in the segment's wireless and networking markets, primarily due to the previously discussed factors that adversely affected PCS in Asia, namely increased competition, an industry surplus of handsets in the country's distribution channel and SARS.

        On an end-market basis, in the second quarter of 2003 compared to the second quarter of 2002, sales were up slightly in the Transportation and Standard Products group, down in the Networking and Computing Systems group, and down very substantially in the Wireless and Broadband Subscriber Systems group.

        On a geographic basis, in the second quarter of 2003 compared to the second quarter of 2002, sales were down substantially in the Americas, up in Europe and down in Asia.

        The segment's operating loss in the second quarter of 2003 was $125 million, compared to an operating loss of $1.3 billion in the second quarter of 2002. The improvement in operating results was primarily due to charges that occurred in the second quarter of 2002 that did not occur in the second quarter of 2003. These second-quarter 2002 charges were primarily: (i) a $1.1 billion charge for asset impairments for facilities in Arizona, China and Scotland, and (ii) an $80 million charge for potential repayments of incentives. Cost improvements in the second quarter of 2003 that were attributed to cost-reduction activities were more than offset by: (i) the 11% decrease in sales, (ii) a corresponding reduction in manufacturing capacity utilization, (iii) an increase in R&D expenses and (iv) the impact of earthquake damage to the Sendai, Japan manufacturing facility.

        Capital expenditures in the segment were $112 million in the second quarter of 2003, or 10% of segment sales, compared to $47 million, or 3.7% of segment sales, in the second quarter of 2002.

Six months ended June 28, 2003 compared to six months ended June 29, 2002

        In the first half of 2003, segment net sales decreased 5% to $2.3 billion, compared to $2.4 billion in the first half of 2002, and orders decreased 20% to $2.1 billion, compared to $2.7 billion in the first half of 2002. Sales and orders were negatively impacted by the previously-discussed factors that adversely affected PCS in Asia. In addition, the decline in orders is indicative of the significant economic uncertainty in the networking and wireless markets served by the segment, particularly in light of world events.

        On an end-market basis, in the first half of 2003 compared to the first half of 2002, sales were up slightly in the Transportation and Standard Products group, and down in the Networking and Computing Systems and Wireless and Broadband Subscriber Systems groups.

        On a geographic basis, in the first half of 2003 compared to the first half of 2002, sales were down substantially in the Americas, up substantially in Europe and down slightly in Asia.

        The segment's operating loss in the first half of 2003 was $246 million, compared to an operating loss of $1.5 billion in the first half of 2002. The improvement in operating results was primarily due to charges that occurred in the first half of 2002 that did not occur in the first half of 2003. These first-half 2002 charges primarily were: (i) a $1.1 billion charge for asset impairments for facilities in Arizona, China and Scotland, and (ii) an $80 million charge for potential repayments of incentives. Operating results for the first half of 2003 reflect benefits attributed to cost-reduction activities, including: (i) a reduced number of manufacturing locations, and (ii) a reduced break-even sales level. These cost improvements were partially offset by: (i) the 5% decrease in sales, and (ii) an increase in R&D expenses.

        The segment continues to implement its "asset light" business model, which is aimed at achieving substantial improvements in future profitability and cash flow performance by: (i) improving asset efficiency, (ii) maximizing the return on R&D expenditures, and (iii) reducing the segment's historical ratio of capital expenditures to sales. Capital expenditures in the segment were $155 million, or 6.8% of segment net sales, in the first half of 2003, compared to $70 million, or 2.9% of segment net sales, in the first half of 2002. The segment now expects capital expenditures for the full year 2003 to be approximately $300 million, compared to $220 million for the full year 2002. These levels continue to be significantly lower than in earlier years.

        One focus of the segment's "asset light" business model has been to replace internal manufacturing capacity by outsourcing an increasing percentage of production to foundries and contract houses. At the beginning of 2003, the segment had 12 manufacturing facilities, 9 of which were wafer fabrication facilities. The segment closed a back-end manufacturing facility in Texas in the first quarter of 2003 and closed a wafer fabrication facility in Scotland in April 2003. Accordingly, SPS has reduced its total manufacturing facilities to 10, of which 8 are wafer fabrication facilities.

SPS Third Quarter of 2003 Outlook

        For the third quarter of 2003 compared to the third quarter of 2002, the segment expects sales to decrease 5% to 15% due to continued market uncertainty and delayed recovery in the end markets served by the segment. As a result of lower sales and lower capacity utilization, the segment expects a third quarter 2003 operating loss, compared to operating earnings in the third quarter of 2002.

Global Telecom Solutions Segment

        The Global Telecom Solutions segment (GTSS) designs, manufactures, sells, installs, and services wireless infrastructure communication systems, including hardware and software. GTSS provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services and third-party switching for Code Division Multiple Access ("CDMA"), Global System for Mobile Communications ("GSM"), iDEN® integrated digital enhanced network, and Universal Mobile Telecommunications Systems ("UMTS") technologies. For the second quarter of 2003 and 2002, GTSS net sales represented 17% and 18% of the Company's consolidated net sales, respectively. For the first half of 2003 and 2002, GTSS net sales represented 16% and 18% of the Company's consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2003	June 29, 2002	% Change	June 28, 2003	June 29, 2002	% Change
Orders	$930	$1,090	(15)%	$1,865	$2,383	(22)%
Segment net sales	$1,046	$1,262	(17)%	$1,998	$2,347	(15)%
Operating earnings (loss)	$19	$(525)	***	$48	$(577)	***

***
Percent change not meaningful

Three months ended June 28, 2003 compared to three months ended June 29, 2002

        In the second quarter of 2003, segment net sales decreased 17% to $1.0 billion, compared to $1.3 billion in the second quarter of 2003, and orders decreased 15% to $930 million, compared to $1.1 billion in the second quarter of 2003. The decline in sales and orders is indicative of conditions in the overall wireless infrastructure industry, which continues to be impacted by a steep decline in capital expenditures by wireless service providers in all regions of the world.

        On a geographic basis, in the second quarter of 2003 compared to the second quarter of 2002, sales were up slightly in Europe, down in the Americas and down very substantially in Asia.

        The segment's operating earnings in the second quarter of 2003 were $19 million, compared to an operating loss of $525 million in the second quarter of 2002. The improvement in operating results was primarily due to charges that occurred in the second quarter of 2002 that did not occur in the second quarter of 2003. These second quarter 2002 charges primarily were: (i) a $401 million charge for a potentially uncollectible finance receivable from Telsim, and (ii) reorganization of business charges of $156 million, primarily consisting of a $55 million charge for exit costs related to a lease cancellation, and a $77 million charge for segment-wide employee severance costs. Additionally, operating results in the second quarter of 2003 were aided by benefits attributed to cost-reduction activities and reduced spending on R&D. However, these additional cost improvements were more than offset by: (i) the 17%

decrease in sales, (ii) a decrease in gross margin percentage due to less absorption of fixed costs, and (iii) a $32 million charge for in-process research and development charges related to the Winphoria acquisition.

Six months ended June 28, 2003 compared to six months ended June29, 2002

        In the first half of 2003, segment net sales decreased 15% to $2.0 billion, compared to $2.3 billion in the first half of 2002, and orders decreased 22% to $1.9 billion, compared to $2.4 billion in the first half of 2002. The decline in sales and orders is indicative of conditions in the overall wireless infrastructure industry, which continues to be impacted by a steep decline in capital expenditures by wireless service providers in all regions of the world.

        On a geographic basis, in the first half of 2003 compared to the first half of 2002, sales were down slightly in Europe, down substantially in Asia and down in the Americas.

        The segment's operating earnings in the first half of 2003 were $48 million, compared to an operating loss of $577 million in the first half of 2002. The improvement in operating results was primarily due to charges that occurred in the first half of 2002 that did not occur in the first half of 2003. These first-half 2002 charges primarily were: (i) a $401 million charge for a potentially uncollectible finance receivable from Telsim, and (ii) reorganization of business charges of $158 million, primarily consisting of a $55 million charge for exit costs related to a lease cancellation, and a $79 million charge for segment-wide employee severance costs. Additionally, operating results in the first half of 2003 were aided by benefits attributed to cost-reduction activities and reduced spending on R&D, partially offset by the 15% decrease in sales.

        In early May, the Company acquired Winphoria Networks, Inc., a core infrastructure provider of next-generation packet-based mobile switching centers for wireless networks, for approximately $179 million in cash. The acquisition is an important step in the segment's ongoing strategy to enhance its position as a total network systems supplier. The addition of Winphoria's soft-switch technology will enable the segment to provide less expensive, yet more versatile, switching solutions to operators as they migrate to technologies that will support integrated voice, data and video applications.

GTSS Third Quarter of 2003 Outlook

        For the third quarter of 2003 compared to the third quarter of 2002, the segment expects sales to decrease less than 5% due to the uncertain industry conditions. The segment expects third-quarter 2003 operating earnings compared to an operating loss in the third quarter of 2002 due to benefits from continued cost-reduction efforts and a significant decrease in reorganization of business charges.

Commercial, Government and Industrial Solutions Segment

        The Commercial, Government and Industrial Solutions segment (CGISS) designs, manufactures, sells, installs, and services analog and digital two-way radio voice and data products and systems to a wide range of public-safety, government, utility, transportation, and other worldwide markets. In addition, CGISS participates in the emerging market of integrated information solutions for public-safety and enterprise customers. For the second quarter of 2003 and 2002, CGISS net sales represented 16% and 13% of the Company's consolidated net sales, respectively. For the first half of 2003 and 2002, CGISS net sales represented 15% and 13% of the Company's consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2003	June 29, 2002	% Change	June 28, 2003	June 29, 2002	% Change
Orders	$985	$850	16%	$1,890	$1,727	9%
Segment net sales	$996	$889	12%	$1,859	$1,691	10%
Operating earnings	$114	$35	***	$176	$74	***

***
Percent change not meaningful

Three months ended June 28, 2003 compared to three months ended June 29, 2002

        In the second quarter of 2003, segment net sales increased 12% to $996 million, compared to $889 million in the second quarter of 2002, and orders increased 16% to $985 million, compared to $850 million in the second quarter of 2002. The increase in sales and orders primarily reflects increased spending by government customers due to activity in homeland security initiatives.

        On a geographic basis, in the second quarter of 2003 compared to the second quarter of 2002, sales were up very substantially in Europe, up in the Americas, and down in Asia. Net sales in the Americas region accounted for approximately 70% of the segment's total net sales in the second quarter of 2003, the same percentage it represented in the second quarter of 2002.

        The segment's operating earnings in the second quarter of 2003 were $114 million, compared to operating earnings of $35 million in the second quarter of 2002. The improvement in operating results was primarily due to: (i) an increase in sales, (ii) an improved gross margin as a percentage of sales, reflecting a shift in product mix towards higher-margin products and benefits attributed to cost-reduction activities, and (iii) reduced reorganization of business charges, partially offset by an increase in SG&A expenditures attributed to employee incentive programs. In the second quarter of 2003, the segment recorded reorganization of business net charges of $9 million, consisting of segment-wide employee separation costs. In the second quarter of 2002, the segment recorded reorganization of business net charges of $27 million, primarily consisting of a $26 million net charge for segment-wide employee separation costs.

Six months ended June 28, 2003 compared to six months ended June 29, 2002

        In the first half of 2003, segment net sales increased 10% to $1.9 billion, compared to $1.7 billion in the first half of 2002 and orders increased 9% to $1.9 billion, compared to $1.7 billion in the first half of 2002. These increases were primarily attributed to sales growth in the Americas and in Europe.

        On a geographic basis, for the first half of 2003 compared to the first half of 2002, sales were up substantially in Europe, up in the Americas, and down in Asia. Net sales in the Americas region accounted for approximately 70% of the segment's total net sales in the first half of 2003, the same percentage it represented in the first half of 2002.

        The segment's operating earnings in the first half of 2003 were $176 million, compared to operating earnings of $74 million in the first half of 2002. The improvement in operating results was primarily due to: (i) an increase in sales, (ii) an improved gross margin as a percentage of sales, reflecting a shift in product mix towards higher-margin products and benefits attributed to cost-reduction activities, and (iii) reduced reorganization of business charges, partially offset by an increase in SG&A expenditures attributed to employee incentive programs. In the first half of 2003, the segment recorded reorganization of business net charges of $18 million, primarily consisting of a $20 million net charge for segment-wide employee separation costs. In the first half of 2002, the segment recorded reorganization of business net charges of $38 million, primarily consisting of a $44 million net charge for segment-wide employee separation costs.

        In light of increasing safety and security concerns worldwide, customers remain very interested in standards-based, interoperable two-way radio solutions and integrated solutions to enhance prevention, detection, protection and emergency response capabilities. Customer interest is high and government business has increased. CGISS is well positioned to serve these customers as funding continues to become available.

CGISS Third Quarter of 2003 Outlook

        For the third quarter of 2003 compared to the third quarter of 2002, the segment expects sales to increase 5% to 15% and operating earnings to increase as customer spending on homeland security programs continues.

Integrated Electronic Systems Segment

        The Integrated Electronic Systems segment (IESS) designs, manufactures and sells: (i) automotive and industrial electronics systems and solutions, (ii) telematics products and solutions, (iii) portable energy storage products and systems, and (iv) multi-function embedded board and computer system products. For both the second quarter of 2003 and 2002, IESS net sales represented 8% of the Company's consolidated net sales. For both the first half of 2003 and 2002, IESS net sales represented 8% of the Company's consolidated net sales.

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2003	June 29, 2002	% Change	June 28, 2003	June 29, 2002	% Change
Orders	$514	$562	(9)%	$1,043	$1,132	(8)%
Segment net sales	$516	$566	(9)%	$1,037	$1,075	(4)%
Operating earnings (loss)	$45	$(11)	***	$70	$(2)	***

***
Percent change not meaningful

Three months ended June 28, 2003 compared to three months ended June 29, 2002

        In the second quarter of 2003, segment net sales decreased 9% to $516 million, compared to $566 million in the second quarter of 2002 and orders decreased 9% to $514 million, compared to $562 million in the second quarter of 2002.

        There are three primary business groups within the IESS segment: (i) the Automotive Communications and Electronic Systems Group (ACES), (ii) the Energy Systems Group (ESG), and (iii) the Motorola Computer Group (MCG). In the second quarter of 2003, ACES, ESG and MCG, represented 65%, 20% and 15% of the segment's net sales, respectively, compared to 60%, 28% and 12% of the segment's net sales, respectively, in the second quarter of 2002.

        Comparing the second quarter of 2003 to the second quarter of 2002: ACES sales were down slightly and orders were flat due to a reduced level of automotive production demand, as manufacturers lowered inventory levels; ESG sales and orders were down very substantially, primarily due to the previously-discussed factors that adversely affected PCS and SPS in Asia; and MCG sales were up and orders were up very substantially due to temporary supply-chain adjustments and resulting longer order lead times.

        The segment's operating earnings in the second quarter of 2003 were $45 million, compared to an operating loss of $11 million in the second quarter of 2002. The improvement in operating results was primarily due to reduced reorganization of business charges and the benefits attributed to cost-reduction activities, partially offset by the 9% decrease in sales. In the second quarter of 2003, the segment reversed $11 million of reorganization of business accruals that were no longer needed, primarily relating to employee severance programs. In the second quarter of 2002, the segment recorded reorganization of business charges of $50 million, primarily consisting of a $22 million charge for various fixed asset impairments, an $18 million charge for exit costs, and a $10 million charge for segment-wide employee separation costs.

Six months ended June 28, 2003 compared to six months ended June 29, 2002

        In the first half of 2003, segment net sales decreased 4% to $1.0 billion, compared to $1.1 billion in the first half of 2002, and orders decreased 8% to $1.0 billion, compared to $1.1 billion in the first half of 2002. In the first half of 2003, ACES, ESG and MCG represented 66%, 21% and 13% of the segment's net sales, respectively, compared to 59%, 29% and 12% of the segment's net sales, respectively, in the first half of 2003.

        Comparing the first half of 2003 to the first half of 2002: ACES sales were up and orders were down slightly; ESG sales and orders were down very substantially; and MCG sales were up slightly and orders were up very substantially.

        The segment's operating earnings in the first half of 2003 were $70 million, compared to an operating loss of $2 million in the first half of 2002. The improvement in operating results was primarily due to reduced reorganization of business charges and the benefits attributed to cost-reduction activities, partially offset by the 4% decrease in sales. In the first half of 2003, the segment reversed $13 million of reorganization of business accruals that were no longer needed, primarily relating to employee severance programs. In the first half of 2002, the segment recorded reorganization of business charges of $63 million, primarily consisting of a $22 million charge for various fixed asset impairments, a $21 million charge for segment-wide employee separation costs and a $20 million charge for exit costs.

IESS Third Quarter of 2003 Outlook

        For the third quarter of 2003 compared to the third quarter of 2002, the segment expects sales to increase by less than 5%. The segment also expects operating earnings to increase in the third quarter of 2003 compared to the third quarter of 2002 due to the expected increase in sales and benefits attributed to cost-reduction activities.

Broadband Communications Segment

        The Broadband Communications segment (BCS) designs, manufactures and sells a wide variety of broadband products for the cable television industry, including: (i) digital systems and set-top terminals for cable television networks, (ii) high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP)-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems for programmers, (v) direct-to-home (DTH) satellite networks and private networks for business communications, and (vi) digital broadcast products for the cable and broadcast industries. For the second quarter of 2003 and 2002, BCS net sales represented 7% and 8% of the Company's consolidated net sales, respectively. For the first half of 2003 and 2002, BCS net sales represented 7% and 8% of the Company's consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2003	June 29, 2002	% Change	June 28, 2003	June 29, 2002	% Change
Orders	$460	$420	10%	$802	$957	(16)%
Segment net sales	$409	$554	(26)%	$814	$1,079	(25)%
Operating earnings (loss)	$36	$(304)	***	$64	$(249)	***

***
Percent change not meaningful

Three months ended June 28, 2003 compared to three months ended June 29, 2002

        In the second quarter of 2003, segment net sales declined 26% to $409 million, compared to $554 million in the second quarter of 2002, and orders increased 10% to $460 million, compared to $420 million in the second quarter of 2002. The decline in sales was the result of continued lower capital spending by cable operators, primarily related to lower digital set-top box sales volume in North America, and a decline in ASPs. The increase in orders is related to deliveries expected in the fourth quarter of 2003.

        In the second quarter of 2003, compared to the second quarter of 2002, sales of digital set-top boxes were down very substantially. The decrease in sales was a result of a very substantial decline in unit shipments and a decline in ASPs. The decline in unit shipments reflects the overall decline in the set-top box industry, and the segment retained its leading market share position. The decline in ASPs reflects overall product price reductions, as well as a shift in product mix towards less expensive, lower-tier products, partially offset by sales of higher-priced, high-definition advanced products.

        In the second quarter of 2003, compared to the second quarter of 2002, sales of cable modems were up slightly. The increase in sales was a result of very substantially higher unit shipments, offset by substantially lower ASPs. The decline in ASPs reflects increased competition in low-end cable modems.

        On a geographic basis, 84% of the segment's net sales were in the North America region in the second quarter of 2003, the same percentage it represented in the second quarter of 2002.

        The segment's operating earnings in the second quarter of 2003 were $36 million, compared to an operating loss of $304 million in the second quarter of 2002. The improvement in operating results was primarily due to charges that occurred in the second quarter of 2002 that did not occur in the second quarter of 2003. These second-quarter 2002 charges primarily were: (i) a $325 million charge for an intangible asset impairment of an intellectual property license, (ii) a $22 million charge for segment-wide employee separation costs, and (iii) a warranty charge due to a product recall. Additionally, operating results in the second quarter of 2003 reflect benefits attributed to cost-reduction activities. However, these cost improvements were offset by the 26% decrease in sales.

Six months ended June 28, 2003 compared to six months ended June 29, 2002

        In the first half of 2003, segment net sales declined 25% to $814 million, compared to $1.1 billion in the first half of 2002, and orders declined 16% to $802 million, compared to $957 million in the first half of 2002. The decline in sales and orders was the result of continued lower capital spending by cable operators, primarily related to lower digital set-top box sales volume in North America, and a decline in ASPs.

        In the first half of 2003, compared to the first half of 2002, sales of digital set-top boxes were down very substantially. The decrease in sales was a result of a substantial decline in unit shipments and a decline in ASPs. The decline in unit shipments reflects the overall decline in the set-top box industry, and the segment retained its leading market share position. The decline in ASPs reflects overall product price reductions, as well as a shift in product mix towards less expensive, lower-tier products, partially offset by sales of higher-priced, high-definition advanced products.

        In the first half of 2003, compared to the first half of 2002, sales of cable modems were up slightly. The increase in sales was a result of very substantially higher unit shipments, offset by substantially lower ASPs. The decline in ASPs reflects increased competition in low-end cable modems.

        On a geographic basis, 85% of the segment's net sales were in the North America region in the first half of 2003, the same percentage it represented in the first half of 2002.

        The segment's operating earnings in the first half of 2003 were $64 million, compared to an operating loss of $249 million in the first half of 2002. The majority of the loss in the first half of 2002 related to: (i) a $325 million charge for an intangible asset impairment of an intellectual property license, (ii) a $23 million charge for segment-wide employee separation costs, (iii) an $11 million charge for in-process research and development related to the acquisition of Synchronous, Inc., and (iv) a warranty charge due to a product recall, partially offset by the recognition of pension curtailment income related to the General Instrument pension plan. Additionally, operating results in the first half of 2003 reflect benefits attributed to cost-reduction activities. However, these cost improvements were partially offset by the 25% decrease in sales.

BCS Third Quarter of 2003 Outlook

        For the third quarter of 2003 compared to the third quarter of 2002, the segment expects sales to decrease 15% to 25% and operating earnings to decrease due to lower capital expenditures by cable operators.

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

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 28, 2003	June 29, 2002	% Change	June 28, 2003	June 29, 2002	% Change
Segment net sales	$99	$129	(23)%	$194	$236	(18)%
Operating loss	$(12)	$(127)	91%	$(8)	$(267)	97%

Three months ended June 28, 2003 compared to three months ended June 29, 2002

        In the second quarter of 2003, Other Products segment net sales decreased 23% to $99 million, compared to $129 million in the second quarter of 2002.

        The segment's operating loss was $12 million in the second quarter of 2003, compared to an operating loss of $127 million in the second quarter of 2002. The improvement in operating results was primarily related to: (i) a $33 million gain on the sale of Iridium-related assets that were previously written down, (ii) a reduction in reorganization of business charges, and (iii) benefits from cost-reduction activities.

        In the second quarter of 2003, the segment recorded reorganization of business net reversals of $6 million. In the second quarter of 2002, the segment recorded reorganization of business net charges of $47 million, primarily consisting of segment-wide employee separation costs and various fixed asset impairments.

Six months ended June 28, 2003 compared to six months ended June 29, 2002

        In the first half of 2003, Other Products segment net sales decreased 18% to $194 million, compared to $236 million in the first half of 2002.

        The segment's operating loss was $8 million in the first half of 2003, compared to an operating loss of $267 million in the first half of 2002. The improvement in operating results was primarily related to: (i) a $59 million reduction in reserves related to the Iridium project in the first half of 2003 after reassessment in light of the wind-down of the program and the settlement agreement reached with The Chase Manhattan Bank, (ii) a $33 million gain in the first half of 2003 on the sale of Iridium-related assets that were previously written down, (iii) a reduction in reorganization of business charges, (iv) a decrease in costs for developmental businesses and research and development projects, and (v) the benefits from cost-reduction activities.

        In the first half of 2003, the segment recorded reorganization of business net charges of $20 million, primarily relating to fixed asset impairments of assets classified as held for sale. In the first half of 2002, the segment recorded reorganization of business net charges of $74 million, primarily consisting of segment-wide employee separation costs and various fixed asset impairments.

        In April 2003, Motorola announced that it had completed its cash tender offer of $1.18 per share for all remaining outstanding shares of common stock of Next Level Communications, Inc. (Next Level), a leading provider of high speed data, video and voice broadband solutions over existing phone lines. Motorola acquired the remaining ownership of Next Level through a short-form merger and Next Level is now a wholly-owned subsidiary of Motorola. The total purchase price to Motorola to acquire the approximately 26% of Next Level that it did not own at the initiation of the tender offer, excluding Next Level's transaction costs, was approximately $32 million. Prior to the completion of the cash tender offer, due to the Company's controlling ownership interest in Next Level and Next Level's cumulative net deficit equity position, the Company included in its consolidated results the minority interest share of Next Level's operating losses.

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

  •
  Restructuring activities

  •
  Allowance for losses on finance receivables

  •
  Retirement-related benefits

  •
  Long-term contract accounting

  •
  Deferred tax asset valuation

  •
  Inventory valuation reserves

        In the first half of 2003, there has been no change in the above critical accounting policies. With the exception of valuation of investments and long-lived assets, there has been no significant change in the underlying accounting assumptions and estimates used in the above critical accounting policies.

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

        At June 28, 2003 and December 31, 2002, the net book value of these assets were as follows (in millions):

	June 28, 2003	December 31, 2002
Property, plant and equipment	$5,622	$6,104
Investments	2,517	2,053
Intangible assets	260	232
Goodwill	1,472	1,375

Total	$9,871	$9,764

        For the three months ended June 28, 2003, revisions to prior asset write-downs resulted in fixed asset impairment reversals of $24 million primarily for reserves previously established to cover decommissioning costs which are no longer needed due to the previously announced sale of the facility by the Semiconductor Products segment, as well as the correction in classification of assets the Company now intends to use which were previously classified as held-for-sale. Investment impairments for the three months ended June 28, 2003 were $12 million for various cost-based investment write downs.

        For the six months ended June 28, 2003 fixed asset impairment charges were $38 million and primarily relate to certain buildings and equipment that were deemed to be impaired in connection with facility consolidations undertaken by the Semiconductor Products segment, partially offset by the reversals discussed above. Investment impairments for the six months ended June 28, 2003 were $59 million and primarily relate to a $29 million charge to write down to zero the Company's debt security holding in a European cable operator and other cost-based investment writedowns.

        The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

Recent Accounting Pronouncements

        In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement 146 generally requires one-time termination benefits and exit costs to be expensed as incurred and it requires ongoing termination benefits to be recognized when they are probable and estimable. Statement 146 is effective for exit plans initiated after December 31, 2002. Statement 146 does not change the accounting for the Company's restructuring activities initiated prior to 2003. The Company adopted this statement January 1, 2003 with no material effect on the

Company's financial position, results of operations or cash flows as the Company's current employee separation costs do not qualify as one-time termination benefits as defined in Statement 146.

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

        In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation requires the Company to recognize a liability for the fair value of certain guarantees issued or modified after December 31, 2002. In addition, certain disclosures are required which identify the nature of the guarantees, the maximum potential future payments that could be required under the guarantees, and the current liability recorded for these guarantees. The Company adopted this statement January 1, 2003 with no material effect on the Company's financial position, results of operations or cash flows.

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

        In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." Statement 150 requires that the issuer classify certain financial instruments as liabilities. Many of those instruments were previously classified as equity. The Company adopted Statement 150 as of July 1, 2003. The adoption of this Statement will result in the Company classifying its Trust Originated Preferred Securities (TOPrS) as a component of long-term debt and the related "dividends" as interest expense.

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

        At June 28, 2003 and December 31, 2002, the Company had net outstanding foreign exchange contracts totaling $1.8 billion and $2.1 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of June 28, 2003 and December 31, 2002:

Buy (Sell)	June 28, 2003	December 31, 2002
Chinese Renminbi	(407)	(702)
British Pound	(303)	(323)
Canadian Dollar	301	251
Japanese Yen	(157)	(262)
Taiwan Dollar	(136)	(74)

Interest Rates

        At June 28, 2003, the Company's short-term debt consisted primarily of $501 million of commercial paper, priced at short-term interest rates. The Company has $7.4 billion of long-term debt, including current maturities, which is primarily priced at long-term, fixed interest rates. To change the characteristics of a portion of these interest rate payments, the Company has entered into a number of interest rate swaps.

        In order to manage the mix of fixed and floating rates in its debt portfolio, the Company periodically enters into interest rate swaps. In May 2003, the Company entered into interest rate swaps to change the characteristics of interest rate payments on all $200 million of its 6.5% notes due 2008, all $325 million of its 5.8% debentures due 2008, and $475 million of its $1.2 billion 7.625% debentures due 2010 from fixed-rate payments to short-term LIBOR-based variable rate payments. In March 2002, the Company entered into interest rate swaps to change the characteristics of interest rate payments on all $1.4 billion of its 6.75% debentures due 2006 and all $300 million of its 7.60% notes due 2007 from fixed-rate payments to short-term LIBOR-based variable rate payments. In June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of the interest rate payments on all $500 million of its 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to match the funding with its underlying assets. The short-term LIBOR-based variable payments on each of the above interest rate swaps was 3.0% for the three months ended June 28, 2003. The fair value of the interest rate swaps as of June 28, 2003 was approximately $243 million. Except for these interest rate swaps, at June 28, 2003, the Company had no outstanding commodity derivatives, currency swaps or options relating to its debt instruments.

        The Company designates its interest rate hedge agreements as hedges for the underlying debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements.

        The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to its swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term debt ratings of "A" or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

Investments Hedge

        In March 2003, the Company entered into three agreements to hedge up to 25 million shares of Nextel Communications, Inc. (Nextel) common stock. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract "floor" price. The three agreements are to be settled over periods of three, four and five years, respectively. Pursuant to these agreements and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Although, pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. As a result of the recent increase in the price of Nextel common stock, the Company has recorded a $64 million liability in Other Liabilities in the condensed consolidated balance sheet to reflect the fair value of the Nextel hedges.

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

Business Risks

        Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included under the heading "Sales and Earnings Outlook for the Third Quarter of 2003", the "Third Quarter of 2003 Outlook" sections for each of the Company's segments and statements about: (1) effective tax rates, (2) future charges, payments, use of accruals and cost savings in connection with reorganization of businesses programs, (3) the Company's ability and cost to repatriate additional funds, (4) future contributions by the Company to its pension plans, (5) capital expenditures by the Company or any of its segments, (6) level of outstanding commercial paper borrowings, (7) the Company's ability to access the capital markets, (8) the impact on the Company from a change in credit ratings, (9) the outcome of ongoing and future proceedings relating to Iridium, (10) the adequacy of reserves relating to long-term finance receivables and other contingencies, (11) the outcome of pending litigation, (12) the impact of the semiconductor product segment's "asset light" business model, (13) future capital spending by telecommunications service providers, (14) the impact of acquisitions or divestitures, including the ability to integrate the operations of Next Level Communications, Inc. and Winphoria Networks, Inc., (15) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (16) future hedging activity by the Company, (17) the ability of counterparties to financial instruments to perform their obligations, and (18) the impact of recent accounting pronouncements on the Company.

        The Company wishes to caution the reader that the factors below and those on pages F-33 through F-40 of the appendix to the Company's Proxy Statement for its 2003 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) the rate of recovery in the overall economy and the uncertainty of current economic and political conditions, (2) the impact on our business of continuing hostilities in Iraq and increased conflict in other countries, (3) the impact of increased competition in the China handset market, (4) the necesssary time for China and other Asian markets to recover from the effects of SARS and the resulting impact on our business and the economy, (5) the Company's ability to effectively carry out planned cost-reduction actions and realize the savings expected from those actions, (6) the potential for unanticipated results from cost-reduction activities on the Company's performance, including productivity and the retention of key employees, (7) the lack of predictability of future operating results, (8) the general economic outlook for the telecommunications, semiconductor, broadband and automotive industries; (9) the Company's continuing ability to access the capital markets on favorable terms, (10) demand for the Company's products, including products related to new technologies, (11) risks related to our dependence on certain key manufacturing suppliers, (12) the Company's ability to increase profitability and market share in its wireless handset business, (13) the Company's success in the 2.5G and 3G markets, (14) the impact of ongoing consolidations in the telecommunications and cable industries, (15) the demand for vendor financing and the Company's ability to provide that financing in order to remain competitive, (16) the creditworthiness of the Company's customers, especially purchasers of large infrastructure systems, (17) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including any relating to the Iridium project, (18) the levels at which design wins become actual orders and sales, (19) risks related to the Company's high volume of manufacturing in Asia, (20) the success of increased utilization of semiconductor foundries and contract houses for semiconductor manufacturing, (21) the success of alliances and agreements with other companies to develop new products, technologies and services, (22) the timely commercial availability of new products, (23) volatility in the market value of securities held by the Company, (24) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits, (25) the impact of foreign currency fluctuations, (26) changes regarding the actual or assumed performance of the Company's pension plan, and (27) the impact of changes in governmental policies, laws or regulations.

MOTOROLA and the Stylized M Logo are registered in the U.S. Patent and Trademark Office. All other trademarks indicated as such herein are the property of their respective owners.

Iridium® is a registered trademark and service mark of Iridium LLC.

SM "Puttable Reset Securities PURS" is a service mark of Goldman, Sachs & Co.

© Motorola, Inc. 2003

Part II—Other Information

Item 1—Legal Proceedings.

  Personal Injury Cases

        Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones. Kane, et al., v. Motorola, Inc., et al., filed December 13, 1993 in the Circuit Court of Cook County, Illinois, alleges that plaintiffs' brain cancer was caused or aggravated by a prototype communication device. On May 11, 2000, the Court entered summary judgment in the Kane case in Motorola's favor, holding that there was no evidence to support plaintiffs' theory of causation. On September 26, 2002, the Illinois Appellate Court affirmed the entry of summary judgment for Motorola and denied plaintiffs' appeal. On March 6, 2003, plaintiffs filed a petition for leave to appeal with the Illinois Supreme Court. On June 6, 2003, the Illinois Supreme Court denied the petition. In June 2003, plaintiffs filed a motion for reconsideration of the petition's denial. That motion is currently pending.

  Telsim-Related Cases

        Motorola is owed approximately $2 billion under loans to a wireless telephone operator in Turkey, Telsim Mobil Telekomunikasyon Hizmetleri A.S. ("Telsim"). Telsim defaulted on the payment of these loans in April 2001. The Company fully reserved the carrying value of the Telsim loans in the second quarter of 2002. The Company is involved in the following legal proceedings related to Telsim. The Uzan family controls Telsim.

        U.S. Case

        On January 28, 2002, Motorola Credit Corporation ("MCC"), a wholly-owned subsidiary of Motorola, initiated a civil action with Nokia Corporation ("Nokia"), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as one of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws. The suit alleges 13 separate counts of wrongdoing, including (i) three counts alleging violations of Illinois fraud and conspiracy laws; (ii) three federal statutory counts alleging computer hacking; (iii) one count alleging violations of the Illinois Trade Secrets Act; (iv) one count seeking imposition of an equitable lien and constructive trust; (v) one count seeking declaratory relief; and (vi) four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly known as "RICO". The suit was filed in the United States District Court for the Southern District of New York (the "U.S. Court"). The U.S. Court issued its final ruling on July 31, 2003. Further information on the ruling will be provided in a subsequent filing after Motorola has had time to review the decision.

        Upon filing the action, MCC and Nokia were able to attach various Uzan-owned real estate in New York. Subsequently, this attachment order was expanded to include a number of bank accounts, including those owned indirectly by the Uzans. On May 9, 2002, the U.S. Court entered a Preliminary Injunction confirming the prejudgment relief previously granted. These attachments remain in place.

        The U.S. Court tried the case without a jury to conclusion on February 19, 2003. Subsequent to the trial of the case, and before a final ruling had been issued, the U.S. Court of Appeals for the Second Circuit ("the Appellate Court") issued an opinion on March 7, 2003 regarding a series of appeals filed by the Uzans from the District Court's earlier rulings. In its opinion, the Appellate Court remanded the case back to the District Court on the grounds that the RICO claims were premature and not yet ripe for adjudication, but concluded that the claims might become timely at some future point. The Appellate Court directed that the RICO claims be dismissed without prejudice to their being later reinstated. The Appellate Court, however, upheld the May 2002 Preliminary Injunction, finding that it was sufficiently supported by the fraud claims under Illinois law, and did not rule on the merits of the Uzans' claim that this matter may only be resolved through arbitration in Switzerland. A discussion of the arbitration in Switzerland can be found in the section below entitled "Foreign Proceedings."

        The Company continues its recovery efforts. However, the Company continues to believe that the litigation, collection and/or settlement processes will be very lengthy in light of the Uzans' decision to violate various courts' orders, including orders holding them in contempt of court.

        Foreign Proceedings

        In 2002, the United Kingdom's High Court of Justice, Queen's Bench Division (the "UK Court"), on motion of MCC, entered a worldwide freezing injunction against Cem Uzan, Hakan Uzan, Kemal Uzan and Aysegul Akay, freezing each of their assets up to a value of $200 million. The Uzans were ultimately held in contempt of court and ordered to be incarcerated for failing to make a full disclosure concerning their worldwide assets. Appeals were taken and an opinion was entered by the UK Court of Appeal on June 12, 2003. In that decision, the appeals court affirmed the lower court's decision against Cem Uzan and Aysegul Akay, but concluded that MCC was not able to enforce the freezing order against Hakan and Kemal because they had no assets in England and Wales. Consequently, the lower court's rulings as to Kemal and Hakan were reversed. MCC has appealed this aspect of the Court of Appeal's decision. As a result of the Court of Appeal's decision, the UK assets of Cem and Aysegul, which total approximately $12.7 million, remain frozen and will be executed on by MCC in satisfaction of any judgment that may be entered by the United States District Court in New York after all appeals in the UK are exhausted.

        Motorola has also filed attachment proceedings in several other foreign jurisdictions resulting in the preliminary seizure of assets owned by the Uzans and various entities within their control.

        On February 5, 2002, Telsim initiated arbitration against MCC in Switzerland at the Zurich Chamber of Commerce. In Telsim's request for arbitration, Telsim acknowledged its debt, but has alleged that the disruption in the Turkish economy during 2001 should excuse Telsim's failure to make payments on the MCC loans as required under the agreements between the parties. Telsim seeks a ruling excusing its failure to adhere to the original payment schedule and establishing a new schedule for repayment of Telsim's debt to MCC. Telsim has failed to comply with its proposed new schedule, missing the first three payments totaling approximately $85 million. On June 7, 2002, Rumeli Telfon ("Rumeli") initiated arbitration against MCC in the Zurich Chamber of Commerce requiring that MCC consent to Rumeli's request to place the Diluted Stock into an escrow account in Switzerland. Both of these arbitrations are proceeding.

        On June 19, 2002, Telsim initiated arbitration against Motorola, Ltd. and Motorola Komünikasyon Ticaret ve Servis Ltd. Sti., both wholly-owned subsidiaries of Motorola, before the International Chamber of Commerce in Zurich, Switzerland, initially seeking approximately 179 million pounds (approximately US$281 million) as damages for the defendants' alleged sale of defective products to Telsim. Telsim recently increased the amount of its claim to approximately 300 million pounds (approximately US$479 million). Motorola has denied the claims and has filed a counterclaim. Hearings have been scheduled for November 2003 and January 2004.

        Class Action Securities Lawsuits

        Barry Family LP v. Carl F. Koenemann

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

        A lead plaintiff has been selected for the Illinois and New York cases, and that is the State of New Jersey on behalf of the Department of Treasury, Division of Investment. Motorola expects that all of the complaints will be consolidated into one case, most likely in either Illinois or New York. Following the consolidation, a new complaint will be filed and the defendants' time to answer or otherwise plead will be extended to a time mutually agreed upon.

        Howell v. Carl F. Koenemann, et al.

        On July 18, 2003, a purported civil class action lawsuit was filed in the United States District Court for the Northern District of Illinois against Motorola, Inc., the former Chief Financial Officer of Motorola, Inc., the former Vice President and Director of Benefits of Motorola, Inc. and other as yet unnamed individual defendants who either were members of administrative committees or committees of the Motorola Board of Directors with oversight authority for the Motorola 401(k)/profit sharing plan. The suit alleges various breaches of fiduciary duty to plan participants who invested in the Motorola Stock Fund option under the plan, in violation of the Employee Retirement Income Security Act ("ERISA"), Howell v. Carl F. Koenemann et al. Among other things, Plaintiff claims that defendants failed to disclose to participants that Motorola's contract with Telsim required "risky" vendor financing and that in failing to do so, defendants improperly continued to offer a Motorola Stock Fund as an investment option under the plan, they acted in their own interest rather than the interest of the plan participants and they overallocated assets into Motorola common stock and failed to diversify plan investments adequately, thereby subjecting plan participants to undue financial risk. Plaintiff proposes a class period of May 16, 2000 through the present and seeks an unspecified amount of damages and equitable relief.

        See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2002, as well as Part II, Item 1 of the Company's Form 10-Q for the fiscal quarter ended March 29, 2003, for additional disclosures regarding pending matters.

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

        Not applicable

Item 5—Other Information.

        Not applicable.

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  31.1*
  Certification of Christopher B. Galvin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2*
  Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1*
  Certification of Christopher B. Galvin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2*
  Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Document is filed herewith.

(b)
Reports on Form 8-K

  The Company filed a Current Report on Form 8-K on April 3, 2003 and furnished Current Reports on Form 8-K on April 8, 2003, April 15, 2003 and July 15, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.
Dated: August 1, 2003	By:	/s/ STEVEN J. STROBEL Steven J. Strobel Senior Vice President and Corporate Controller (Chief Accounting Officer and Duly Authorized Officer of the Registrant)

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