Form 10-Q
period 2003-09-27
MOTOROLA INC
filed 2003-11-06
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 27, 2003
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

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on September 27, 2003:

Class	Number of Shares
Common Stock; $3 Par Value	2,327,767,030

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$6,829	$6,532	$19,035	$19,582
Costs of sales	4,507	4,212	12,729	13,169

Gross margin	2,322	2,320	6,306	6,413

Selling, general and administrative expenses	1,078	1,105	2,912	3,390
Research & development expenditures	941	948	2,839	2,779
Reorganization of businesses	44	11	65	1,677
Other charges (income)	(4)	(85)	(74)	827

Operating earnings (loss)	263	341	564	(2,260)

Other income (expense):
Interest expense, net	(84)	(92)	(236)	(300)
Gains on sales of investments and businesses, net	31	37	338	72
Other	(32)	(71)	(119)	(1,238)

Total other income (expense)	(85)	(126)	(17)	(1,466)

Earnings (loss) before income taxes	178	215	547	(3,726)
Income tax expense (benefit)	62	104	143	(1,067)

Net earnings (loss)	$116	$111	$404	$(2,659)

Earnings (loss) per common share
Basic	$0.05	$0.05	$0.17	$(1.17)
Diluted	$0.05	$0.05	$0.17	$(1.17)
Weighted average common shares outstanding
Basic	2,322.8	2,295.8	2,318.2	2,274.5
Diluted	2,358.0	2,308.2	2,338.7	2,274.5
Dividends per share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	September 27, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents	$7,088	$6,507
Short-term investments	75	59
Accounts receivable, net	3,852	4,437
Inventories, net	2,659	2,869
Deferred income taxes	1,765	2,358
Other current assets	938	904

Total current assets	16,377	17,134

Property, plant and equipment, net	5,336	6,104
Investments	2,615	2,053
Deferred income taxes	3,649	3,112
Other assets	2,494	2,749

Total assets	$30,471	$31,152

Liabilities and Stockholders' Equity
Notes payable and current portion of long-term debt	$1,191	$1,629
Accounts payable	2,505	2,268
Accrued liabilities	5,121	5,913

Total current liabilities	8,817	9,810

Long-term debt	7,167	7,189
Other liabilities	2,536	2,429
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	—	485
Stockholders' Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,984	6,947
Additional paid-in capital	2,296	2,233
Retained earnings	2,707	2,582
Non-owner changes to equity	(36)	(523)

Total stockholders' equity	11,951	11,239

Total liabilities and stockholders' equity	$30,471	$31,152

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(In millions)

		Non-Owner Changes To Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available- for-Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings
BALANCES AT DECEMBER 31, 2002	$9,180	$588	$(418)	$(693)	$2,582
Net earnings					404
Unrealized gains on securities, net		438
Foreign currency translation adjustments, net			138
Issuance of common stock and stock options exercised	100
Loss on derivative instruments, net				(89)
Dividends declared					(279)

BALANCES AT SEPTEMBER 27, 2003	$9,280	$1,026	$(280)	$(782)	$2,707

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Operating
Net earnings (loss)	$404	$(2,659)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,237	1,602
Charges for reorganization of businesses and other charges	(42)	2,551
Gains on sales of investments and businesses, net	(338)	(72)
Deferred income taxes	(207)	(1,258)
Investment impairments and other	82	1,269
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	529	469
Inventories	210	(102)
Other current assets	40	(12)
Accounts payable and accrued liabilities	(445)	(1,070)
Other assets and liabilities	407	107

Net cash provided by operating activities	1,877	825

Investing
Acquisitions and investments, net	(251)	(67)
Proceeds from sale of investments and businesses	391	57
Capital expenditures	(485)	(388)
Proceeds from sale of property, plant and equipment	146	82
Purchases of short-term investments	(18)	(6)

Net cash used for investing activities	(217)	(322)

Financing
Repayment of commercial paper and short-term borrowings	(112)	(246)
Net proceeds from issuance of debt	—	65
Repayment of debt	(838)	(155)
Issuance of common stock	79	282
Payment of dividends	(278)	(272)

Net cash used for financing activities	(1,149)	(326)

Effect of exchange rate changes on cash and cash equivalents	70	25

Net increase in cash and cash equivalents	581	202
Cash and cash equivalents, beginning of period	6,507	6,082

Cash and cash equivalents, end of period	$7,088	$6,284

Cash paid during the period for:
Interest, net	$280	$420
Income taxes, net of refunds	$273	$187

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except as noted)

1.     Basis of Presentation

        The condensed consolidated financial statements as of September 27, 2003 and for the three months and nine months ended September 27, 2003 and September 28, 2002, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 27, 2003 and for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the three months and nine months ended September 27, 2003 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2003 presentation.

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

2.     Other Financial Data

Statements of Operations Information

Other Charges (Income)

        Other Charges (Income) included in Operating Earnings (Loss) consist of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Other Charges (Income):
Intangible asset impairment	$—	$—	$—	$326
Potentially uncollectible finance receivables	—	—	—	526
Iridium	(8)	(60)	(100)	(60)
In-process research and development	—	—	32	11
Other	4	(25)	(6)	24

	$(4)	$(85)	$(74)	$827

Other Income (Expense)

        The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company's condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Interest Expense, Net:
Interest expense	$(173)	$(173)	$(502)	$(512)
Interest income	89	81	266	212

	$(84)	$(92)	$(236)	$(300)

Other:
Investment impairments	$(19)	$(77)	$(78)	$(1,220)
Foreign currency gains (losses)	(19)	1	(59)	(24)
Other	6	5	18	6

	$(32)	$(71)	$(119)	$(1,238)

Earnings (Loss) Per Common Share

        The following table presents the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Basic earnings (loss) per common share:
Net earnings (loss)	$116	$111	$404	$(2,659)
Weighted average common shares outstanding	2,322.8	2,295.8	2,318.2	2,274.5
Per share amount	$0.05	$0.05	$0.17	$(1.17)

Diluted earnings (loss) per common share:
Net earnings (loss)	$116	$111	$404	$(2,659)
Add: Interest on zero coupon notes, net	—	—	—	—

Net earnings (loss) as adjusted	$116	$111	$404	$(2,659)

Weighted average common shares outstanding	2,322.8	2,295.8	2,318.2	2,274.5
Add effect of dilutive securities:
Stock options/restricted stock	31.8	10.9	17.1	—
Zero coupon notes due 2013	3.4	1.5	3.4	—

Diluted weighted average common shares outstanding	2,358.0	2,308.2	2,338.7	2,274.5

Per share amount	$0.05	$0.05	$0.17	$(1.17)

        In the computation of diluted earnings per common share for the three months and nine months ended September 27, 2003, and three months ended September 28, 2002, the assumed conversions of the zero coupon notes due 2009, the equity security units and out-of-the-money stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings (loss) per common share for the nine months ended September 28, 2002, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock and the equity security units were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

        Accounts Receivable, net, consist of the following:

	September 27, 2003	December 31, 2002
Accounts receivable	$4,077	$4,675
Less allowance for doubtful accounts	(225)	(238)

	$3,852	$4,437

Inventories

        Inventories, net, consist of the following:

	September 27, 2003	December 31, 2002
Finished goods	$981	$1,131
Work-in-process and production materials	2,557	2,742

	3,538	3,873
Less inventory reserves	(879)	(1,004)

	$2,659	$2,869

Property, Plant, and Equipment

        Property, Plant and Equipment, net, consist of the following:

	September 27, 2003	December 31, 2002
Land	$303	$328
Building	4,860	5,035
Machinery and equipment	13,974	15,069

	19,137	20,432
Less accumulated depreciation	(13,801)	(14,328)

	$5,336	$6,104

        For the three months ended September 27, 2003 and September 28, 2002 revisions to prior asset write-downs resulted in reversals of $2 million and $5 million, respectively. For the nine months ended September 27, 2003, the impairment charges were $36 million and related to certain buildings and equipment that were deemed to be impaired, primarily in the Semiconductor Products segment, the Personal Communication segment and General Corporate. These charges were partially offset by revisions to prior asset write-downs, primarily for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility by the Semiconductor Products segment, as well as for the correction in classification of assets the Company intends to use which were previously classified as held-for-sale. For the nine months ended September 28, 2002, the impairment charges were $1.4 billion primarily related to the impairment of specific manufacturing facilities by the Semiconductor Products segment which were located in Arizona, China and Scotland based on decisions made by senior management to cease operations at these facilities in connection with the implementation of the segment's "asset-light" strategy. Additionally, the Personal Communications segment impaired its North American distribution center located in Harvard, Illinois based on the decision made by senior management to close the facility and relocate all operations to Fort Worth, Texas.

        Depreciation expense for the three months ended September 27, 2003 and September 28, 2002 was $373 million and $479 million, respectively. Depreciation expense for the nine months ended September 27, 2003 and September 28, 2002 was $1.2 billion and $1.5 billion, respectively.

Investments

        Investments consist of the following:

	September 27, 2003	December 31, 2002
Available-for-sale securities:
Cost basis	$522	$615
Gross unrealized gains	1,673	974
Gross unrealized losses	(10)	(21)

Fair value	2,185	1,568
Held-to-maturity debt securities, at cost	—	29
Other securities, at cost	233	231
Equity method investments	197	225

	$2,615	$2,053

        The Company recorded investment impairment charges of $19 million and $77 million for the three months ended September 27, 2003, and September 28, 2002, respectively, and $78 million and $1.2 billion for the nine months ended September 27, 2003, and September 28, 2002, respectively. These impairment charges represent other-than-temporary declines in the value of the Company's investment portfolio and are included in the Other statement line of Other Income (Expense) in the Company's condensed consolidated statements of operations.

        The $78 million charge for the nine months ended September 27, 2003 is primarily comprised of a $29 million charge to write down to zero the Company's debt security holding in a European cable operator and other cost-based investment write-downs. The $1.2 billion charge for the nine months ended September 28, 2002 is primarily comprised of: (i) a $464 million write-down in the value of the Company's investment in Nextel Communications, Inc., (ii) a $119 million and $154 million impairment of the Company's debt security holdings and associated warrants, respectively, in a European cable operator based on the results of an independent third-party valuation in the second quarter, (iii) a $95 million charge to write down to zero the Company's investment in an Argentine cellular operating company, (iv) a $73 million write-down of the Company's investment in Telus Corporation, and (v) $48 million in charges related to the write-down of investments in a European cable operator.

        Gains on Sales of Investments and Businesses consist of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Gains on sale of equity securities, net	$26	$2	$323	$11
Gains on sale of businesses and equity method investments	5	35	15	61

	$31	$37	$338	$72

        In March 2003 the Company realized a $255 million gain on the sale of 25 million shares of common stock in Nextel Communications, Inc. (Nextel). Concurrently, the Company entered into three agreements to hedge up to 25 million additional shares of Nextel common stock. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract "floor" price. The three agreements are to be settled over periods of three, four and five years, respectively. Pursuant to these agreements and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. As a result of the increase in the price of Nextel common stock since the hedge was placed, the Company has recorded a $139 million liability in Other Liabilities in the condensed consolidated balance sheet to reflect the fair value of the Nextel hedges.

Other Assets

        Other Assets consist of the following:

	September 27, 2003	December 31, 2002
Long-term finance receivables, net of allowances of $2,226 and $2,251	$124	$381
Goodwill, net of accumulated amortization of $444 and $444	1,496	1,375
Intangible assets, net of accumulated amortization of $277 and $231	255	232
Interest rate swaps	151	212
Other	468	549

	$2,494	$2,749

        During the nine months ended September 28, 2002, the Company recorded an intangible asset impairment charge of $325 million relating to a license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically the Company had amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to a drop in the number of new subscribers utilizing the services provided under the license, caused primarily by the consolidations of cable operators, specifically the acquisition of AT&T Broadband Corporation by Comcast Corporation.

Stockholders' Equity Information

Warrants

        For the nine months ended September 28, 2002, proceeds from the exercise of stock warrants totaled $167 million (20 million shares). As of September 28, 2002, all previously outstanding stock warrants had been exercised.

Comprehensive Earnings (Loss)

        The components of comprehensive earnings (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net earnings (loss)	$116	$111	$404	$(2,659)

Gross unrealized gains (losses) on securities, net of tax	92	233	610	(474)
Less: Realized (gains) losses, net of tax	(16)	16	(172)	396

Net unrealized gains (losses) on securities, net of tax	76	249	438	(78)
Foreign currency translation gains (losses), net of tax	29	(26)	138	59
Gain (loss) on derivative instruments, net of tax	(46)	1	(89)	(1)

Comprehensive earnings (loss)	$175	$335	891	$(2,679)

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

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net earnings (loss):
Net earnings (loss) as reported	$116	$111	$404	$(2,659)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	5	6	14	24
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(56)	(84)	(193)	(243)

Pro forma	$65	$33	$225	$(2,878)

Basic earnings (loss) per common share:
As reported	$.05	$.05	$.17	$(1.17)
Pro forma	$.03	$.01	$.10	$(1.27)
Diluted earnings (loss) per common share:
As reported	$.05	$.05	$.17	$(1.17)
Pro forma	$.03	$.01	$.10	$(1.27)

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

        In May 2003, the Company completed the renewal of its 364-day revolving credit facility. The Company has a $700 million 364-day facility expiring in May 2004 and a $900 million three-year facility expiring in May 2005. Important terms of the credit agreements include a springing contingent lien and covenants related to net interest coverage and total debt-to-book capitalization ratios. Under the current facilities, if the Company's corporate credit ratings were to be lower than "BBB-" by S&P or "Baa3" by Moody's (which would be a decline of one level from the current Moody's rating), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company's current corporate credit ratings are "BBB" with a "negative" outlook by S&P, "Baa3" with a "negative" outlook by Moody's, and "BBB" with a "stable" outlook by Fitch. The Company has never borrowed under its domestic revolving credit facilities.

        In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays debt for which interest rate swaps have been entered into at September 27, 2003:

Date Executed	Principal Amount Hedged (in millions)	Underlying Debt Instrument
September, 2003	$725	7.625% debentures due 2010
September, 2003	600	8.0% notes due 2011
May, 2003	200	6.5% notes due 2008
May, 2003	325	5.8% debentures due 2008
May, 2003	475	7.625% debentures due 2010
March, 2002	1,400	6.75 debentures due 2006
March, 2002	300	7.6% notes due 2007

	$4,025

        In addition, in June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of interest rate payments on all $500 million of its 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to match the funding with its underlying assets.

        The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 2.7% for the three months ended September 27, 2003. The fair value of all interest rate swaps at September 27, 2003 and December 31, 2002 was $151 million and $212 million, respectively. Except for these interest rate swaps the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at September 27, 2003 and December 31, 2002.

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

        In February 1999, Motorola Capital Trust I, a Delaware statutory business trust and wholly owned subsidiary of the Company (the "Trust"), sold Trust Originated Preferred Securitiessm ("TOPrS") to the public at an aggregate offering price of $500 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 ("Subordinated Debentures") from the Company with the same payment terms as the TOPrS. The sole assets of the Trust are the Subordinated Debentures. The Company's obligations relating to the TOPrS include obligations to make payments on the Subordinated Debentures and obligations under the related Indentures, Trust Guarantee and Declaration of Trust. Taken together, these obligations represent a full and unconditional guarantee of amounts due under the TOPrS.

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. The Company adopted Statement 150 on July 1, 2003, and as a result the Company has reclassified $486 million of TOPrS to Long-Term Debt within the condensed consolidated balance sheet as of September 27, 2003. However, Statement 150 does not permit the reclassification of the TOPrS into Long-Term Debt in financial statements prior to the effective date. Accordingly, the December 31, 2002 Long-Term Debt balance excludes TOPrS. The following table displays the amounts comprising total debt plus TOPrS and the balance sheet classification as of September 27, 2003 and December 31, 2002. Additionally, subsequent to the effective date, interest associated with TOPrS is included in Interest Expense in the condensed consolidated statements of operations. It was previously included in Selling, General and Administrative Expenses.

	September 27, 2003	December 31, 2002
Notes payable and current portion of long-term debt	$1,191	$1,629
Long-term debt*	7,167	7,189
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	—	485

Total	$8,358	$9,303

*
The September 27, 2003 amount includes $486 million of TOPrS

        Subsequent to quarter end, on September 30, 2003, the Company announced the conclusion of its offer to purchase its Liquid Yield Option™ Notes due September 27, 2013 (Zero Coupon-Subordinated) (the "LYONs"). Pursuant to the indenture under which the LYONs were issued in September 1993, the holders' option to surrender the LYONs for repurchase that began on August 29, 2003 expired on September 29, 2003. LYONs with an aggregate principal amount at maturity of approximately $98 million were validly tendered and repurchased by Motorola. This leaves an aggregate principal amount at maturity of approximately $4.4 million of LYONs outstanding. The purchase price for the LYONs was $799.52 per $1,000 principal amount at maturity. Accordingly, the aggregate purchase price for all of the LYONs validly tendered was approximately $78.4 million. Motorola paid the purchase price with available cash.

5.     Financing Arrangements

        Finance receivables consist of the following:

	September 27, 2003	December 31, 2002
Gross finance receivables	$2,448	$2,718
Less allowance for losses	(2,226)	(2,251)

	222	467
Less current portion	(98)	(86)

Long-term finance receivables	$124	$381

        Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company's condensed consolidated balance sheets. Interest income recognized on finance receivables for the three months ended September 27, 2003 and September 28, 2002 was $3 million and $2 million, respectively. Interest income recognized on finance receivables for the nine months ended September 27, 2003 and September 28, 2002 was $16 million and $7 million, respectively.

        An analysis of impaired finance receivables included in total finance receivables is as follows:

	September 27, 2003	December 31, 2002
Impaired finance receivables:
Requiring allowance for losses	$2,225	$2,225
Expected to be fully recoverable	125	275

	2,350	2,500
Less allowance for losses on impaired finance receivables	(2,217)	(2,214)

Impaired finance receivables, net	$133	$286

        At September 27, 2003 and December 31, 2002, the Company had $2.0 billion of gross receivables from one customer, Telsim, in Turkey (the "Telsim Loan"). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At September 27, 2003 and December 31, 2002, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation and collection process will be very lengthy in light of the Uzans' (the family which controls Telsim) repeated decisions to violate court orders.

        As of December 31, 2002, the Motorola Receivables Corporation ("MRC") short-term receivables program provided for up to $400 million of short-term receivables to be outstanding with third parties at any time. In February 2003, the MRC short-term receivables program was amended and the level of allowable outstanding short-term receivables was increased to $425 million. Total receivables sold through the MRC short-term program were $204 million and $219 million for the three months ended September 27, 2003 and September 28, 2002, respectively, and $588 million and $752 million for the nine months ended September 27, 2003 and September 28, 2002, respectively. There were approximately $161 million and $240 million of short-term receivables outstanding under the MRC short-term receivables program at September 27, 2003 and December 31, 2002, respectively.

        In addition to the MRC short-term receivables program, the Company also sells other short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $587 million and $672 million during the three months ended September 27, 2003 and September 28, 2002, respectively, and $1.9 billion and $2.2 billion during the nine months ended September 27, 2003 and September 28, 2002, respectively. There were approximately $821 million and $802 million of short-term receivables outstanding under these arrangements at September 27, 2003 and December 31, 2002, respectively. The Company's total credit exposure to outstanding short-term receivables that have been sold was $24 million and $40 million at September 27, 2003 and December 31, 2002, respectively, with reserves of $13 million and $19 million recorded for potential losses on this exposure at September 27, 2003 and December 31, 2002, respectively.

        Prior to 2002, the Company had sold a limited number of long-term receivables to an independent third party through Motorola Funding Corporation ("MFC"). In connection with the sale of long-term receivables, the Company retained obligations for the servicing, administering and collection of receivables sold. In May 2003, the Company voluntarily terminated the program for the sale of long-term receivables through MFC. In light of the significant decrease in long-term financing provided by the Company to customers in recent years, no long-term receivables were sold through this program in 2002 or 2003 and the benefits from maintaining the program no longer exceeded the costs. To effect this termination, the Company purchased all outstanding long-term receivables previously sold to, and held by, the independent third party and terminated the credit insurance related to these long-term receivables. Accordingly, at September 27, 2003, the Company had no finance receivables outstanding under this program. At December 31, 2002, receivables outstanding under this program were $71 million with an allowance for first loss of $14 million.

        Certain purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. The Company had outstanding commitments to extend credit to third-parties totaling $182 million and $175 million at September 27, 2003 and December 31, 2002, respectively.

        In addition to providing direct financing to certain equipment customers the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $44 million and $50 million at September 27, 2003 and December 31, 2002, respectively. For the three months ended September 27, 2003, no payments were made by the Company under the terms of these guarantees. These financial guarantees are to two customers in the amounts of $29 million and $15 million and are now both scheduled to expire in 2005. Customer outstanding borrowings under these third party loan arrangements were $44 million and $50 million at September 27, 2003 and December 31, 2002. Accrued liabilities of $27 million and $25 million at September 27, 2003 and December 31, 2002, respectively, have been recorded to reflect management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called.

6.     Goodwill and Other Intangible Assets

        Amortized intangible assets, excluding goodwill were composed of the following:

	September 27, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Licensed technology	$102	$51	$102	$42
Completed technology	388	208	333	175
Other intangibles	42	18	28	14

	$532	$277	$463	$231

        During the nine months ended September 28, 2002, the Company recorded an intangible asset impairment charge of $325 million relating to a license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically the Company amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to a drop in the number of new subscribers utilizing the services provided under the license, caused primarily by the consolidations of cable operators, specifically the acquisition of AT&T Broadband Corporation by Comcast Corporation.

        Amortization expense on intangible assets was $15 million and $25 million for the three months ended September 27, 2003 and September 28, 2002, respectively, and $46 million and $54 million for the nine months ended September 27, 2003 and September 28, 2002, respectively. Amortization expense is estimated to be $63 million for 2003, $66 million in 2004, $55 million in 2005, $45 million in 2006, and $35 million in 2007.

        The following table displays a rollforward of the carrying amount of goodwill from January 1, 2003 to September 27, 2003, by business segment:

Segment	January 1, 2003	Acquired (Adjustments)	September 27, 2003
Personal Communications	$23	$—	$23
Semiconductor Products	202	—	202
Global Telecom Solutions	4	93	97
Commercial, Government and Industrial Solutions	121	—	121
Integrated Electronic Systems	63	8	71
Broadband Communications	836	(4)	832
Other Products	126	24	150

	$1,375	$121	$1,496

        In May 2003, the Company acquired Winphoria Networks, Inc. ("Winphoria"), a core infrastructure provider of next generation packet-based mobile switching centers for wireless networks, for approximately $179 million in cash. The results of operations of Winphoria have been included in the Global Telecom Solutions segment in the Company's condensed consolidated financial statements subsequent to the date of acquisition. As a result of the acquisition, the Company recorded approximately $93 million in goodwill and $54 million in intangible assets.

        In April 2003, Motorola completed its cash tender offer of $1.18 per share for all remaining outstanding shares of common stock of Next Level Communications, Inc. ("Next Level"), a leading provider of high speed data, video and voice broadband solutions over existing phone lines. The total purchase price for Motorola to acquire the approximately 26% of Next Level that it did not own at the initiation of the tender offer, excluding Next Level's transaction costs, was $35 million. The Company recorded $24 million in goodwill and $10 million in intangible assets.

7.     Commitments and Contingencies

Iridium Program

        A committee of unsecured creditors (the "Creditors Committee") of Iridium LLC and its operating subsidiaries (collectively "Old Iridium"), was, over objections by Motorola, granted leave by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of the claims against Motorola. In July 2001, the Creditors Committee filed its complaint against Motorola in Bankruptcy Court on behalf of Old Iridium's debtors and estates, seeking in excess of $4 billion in damages. Discovery in this case is ongoing.

        Motorola has been named as one of several defendants in putative class action securities lawsuits pending in the District of Columbia arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business. The plaintiffs seek an unspecified amount of damages. In March 2001, the federal district court consolidated the various securities cases under Freeland v. Iridium World Communications, Inc., et al., originally filed in April 1999. Motorola moved to dismiss the plaintiffs' complaint in July 2002, and that motion has not yet been decided. Plaintiffs have filed a motion for partial summary judgment, which is also pending.

        In September 2002, Iridium India Telecom Ltd. ("Iridium India") filed a civil suit in the Bombay High Court against Motorola and Iridium LLC. The suit alleges fraud, intentional misrepresentation and negligent misrepresentation by Motorola and Iridium LLC in inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for Iridium services in India. Iridium India claims in excess of $200 million in damages and interest. In August 2003, the court denied appeals by Iridium India seeking interim relief for a freeze on Motorola assets in India. Iridium India has filed another appeal on its motions for a freeze order on Motorola assets in India. In addition, in October 2001, the Iridium India investors filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code, claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law, if Iridium India were successful in the suit, Iridium India could recover compensation of the alleged financial losses. In August 2003, the Bombay High Court granted Motorola's petition to dismiss the criminal action as to Motorola and the individual defendants.

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

        The Company had reserves related to the Iridium program of $68 million and $152 million at September 27, 2003 and December 31, 2002, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. The reduction in the reserve balance is comprised of $25 million in cash payments, of which $12 million relates to the Chase settlement agreement, and $59 million for the reduction of reserves after reassessment in light of the wind-down of the program and the settlement agreement reached with Chase. The remaining reserve balance of $68 million at September 27, 2003 relates primarily to termination claims and the settlement of remaining obligations. In addition to the amounts disclosed above, for the three months and nine months ended September 27, 2003 Motorola recognized $8 million of income and $41 million of income, respectively, for the sale of Iridium-related assets previously written down.

Other

        In the ordinary course of business, the Company regularly executes contracts that contain indemnifications as it is customary business practice for most business arrangements that are reduced to a contract to contain some level of indemnity between parties. Additionally, the Company executes other contracts considered outside the ordinary course of business which contain indemnifications. Examples of these types of agreements include business divestitures, business acquisitions, settlement agreements and third-party performance guarantees. In each of these circumstances, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party's claims.

Further, the Company's obligations under these agreements may be limited in terms of duration, typically not in excess of 24 months, and or amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

        Historically, the Company has not made significant payments for indemnification provisions contained in these agreements. At both September 27, 2003 and December 31, 2002, there were 10 contracts executed outside the ordinary course of business containing indemnification obligations with a maximum amount payable of $121 million under the terms of these indemnification provisions. At September 27, 2003 and December 31, 2002 the Company had reserves of $67 million and $65 million, respectively, recorded as liabilities in the Company's condensed consolidated balance sheets which have been provided to cover known estimated indemnification obligations. The Company believes that if it were to incur additional losses with respect to any unknown matters at September 27, 2003, such losses would not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.     Segment Information

        Summarized below are the Company's segment sales and operating earnings (loss) for the three months and nine months ended September 27, 2003, and September 28, 2002:

	Three Months Ended			Nine Months Ended
	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
Segment Sales:
Personal Communications Segment	$2,924	$2,715	8%	$7,702	$7,805	(1)%
Semiconductor Products Segment	1,225	1,275	(4)	3,491	3,658	(5)
Global Telecom Solutions Segment	1,054	1,029	2	3,052	3,376	(10)
Commercial, Govt. and Industrial Solutions Segment	1,035	884	17	2,894	2,575	12
Integrated Electronic Systems Segment	559	544	3	1,596	1,619	(1)
Broadband Communications Segment	421	519	(19)	1,235	1,598	(23)
Other Products Segment	108	120	(10)	302	356	(15)
Adjustments & Eliminations	(497)	(554)	(10)	(1,237)	(1,405)	(12)

Segment Totals	$6,829	$6,532	5	$19,035	$19,582	(3)

	Three Months Ended
	September 27, 2003	% Of Sales	September 28, 2002	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$147	5%	$241	9%
Semiconductor Products Segment	(76)	(6)	13	1
Global Telecom Solutions Segment	61	6	(22)	(2)
Commercial, Govt. and Industrial Solutions Segment	146	14	50	6
Integrated Electronic Systems Segment	25	4	28	5
Broadband Communications Segment	24	6	66	13
Other Products Segment	(42)	(39)	(83)	(69)
Adjustments & Eliminations	(2)	—	14	(3)

Segment Totals	283	4	307	5
General Corporate	(20)		34

Operating Earnings	263	4	341	5
Total other income (expense)	(85)	(1)	(126)	(2)

Earnings before income taxes	$178	3	$215	3

	Nine Months Ended
	September 27, 2003	% Of Sales	September 28, 2002	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$352	5%	$209	3%
Semiconductor Products Segment	(322)	(9)	(1,533)	(42)
Global Telecom Solutions Segment	109	4	(599)	(18)
Commercial, Govt. and Industrial Solutions Segment	322	11	124	5
Integrated Electronic Systems Segment	95	6	26	2
Broadband Communications Segment	88	7	(183)	(11)
Other Products Segment	(104)	(34)	(241)	(68)
Adjustments & Eliminations	(10)	1	12	(1)

Segment Totals	530	3	(2,185)	(11)
General Corporate	34		(75)

Operating Earnings (Loss)	564	3	(2,260)	(12)
Total other income (expense)	(17)	—	(1,466)	(7)

Earnings (loss) before income taxes	$547	3	$(3,726)	(19)

9.     Reorganization of Businesses

        In an effort to reduce costs, the Company has implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. Prior to January 1, 2003, the Company recorded provisions for employee separation costs and exit costs based on estimates prepared at the time the restructuring plans were approved by management. On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities" which generally requires one-time termination benefits and exit costs to be expensed as incurred and it requires ongoing termination benefits to be recognized when they are probable and estimable. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

Three months ended September 27, 2003

        For the three months ended September 27, 2003, the Company recorded net charges of $43 million, of which $1 million of net reversals was included in Costs of Sales and $44 million of net charges were recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $43 million of net charges is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Discontinuation of product lines	$—	$—	$(5)	$(5)
Business exits	(1)	—	—	(1)
Manufacturing and administrative consolidations	(3)	49	3	49

	$(4)	$49	$(2)	$43

Discontinuation of Product Lines

        For the three months ended September 27, 2003, the Semiconductor Products segment reversed $5 million of reserves previously established to cover facility decommissioning costs which are no longer needed.

Business exits

        For the three months ended September 27, 2003, the Other Products segment reversed exit cost accruals of $1 million.

Manufacturing and Administrative Consolidations

        The Company's actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in charges of $71 million ($49 million net of reversals) for the three months ended September 27, 2003. The charges consisted primarily of: (i) $33 million in the Semiconductor Products segment, primarily for segment-wide employee separation costs; (ii) $21 million in the Personal Communications segment for the impairment of assets classified as held-for-sale related to the announced exit of certain manufacturing activities in Germany, management's decision to sell a manufacturing facility in Mexico and segment-wide employee separation costs; and (iii) $17 million in the Integrated Electronic Systems and Commercial, Government and Industrial Solutions segments for employee separation costs. These charges were offset by reversals of $22 million, primarily for unused accruals relating to previously-expected employee separation costs across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges (reversals) incurred by segment for the three months ended September 27, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$9	$10	$18
Semiconductor Products	—	33	(12)	21
Global Telecom Solutions	—	(6)	—	(6)
Commercial, Government and Industrial Solutions	(1)	7	—	6
Integrated Electronic Systems	—	10	—	10
Broadband Communications	—	—	—	—
Other Products	(1)	(2)	—	(3)
General Corporate	(1)	(2)	—	(3)

	$(4)	$49	$(2)	$43

Nine months ended September 27, 2003

        For the nine months ended September 27, 2003, the Company recorded net charges of $53 million, of which $12 million of net reversals were included in Costs of Sales and $65 million of net charges were recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $53 million net charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Discontinuation of product lines	$(1)	$—	$(5)	$(6)
Business exits	(3)	—	—	(3)
Manufacturing and administrative consolidations	(19)	40	41	62

	$(23)	$40	$36	$53

Discontinuation of Product Lines

        For the nine months ended September 27, 2003, the Semiconductor Products segment reversed $6 million of reserves previously established primarily to cover facility decommissioning costs which are no longer needed.

Business Exits

        For the nine months ended September 27, 2003, the Other Products segment reversed exit cost accruals of $3 million.

Manufacturing and Administrative Consolidations

        The Company's actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $225 million ($62 million net of reversals) for the nine months ended September 27, 2003. These charges consisted primarily of: (i) $110 million in the Semiconductor Products segment, primarily for segment wide employee separation costs, impairment of an Austin, Texas manufacturing site and impairment of equipment classified as held-for-sale, (ii) $38 million in the Commercial, Government and Industrial Solutions segment for employee separation costs, (iii) $32 million in General Corporate, primarily for the impairment of assets classified as held-for-sale, and (iv) $25 million in the Personal Communications segment for the impairment of assets classified as held-for-sale related to the announced exit of certain manufacturing activities in Germany, management's decision to sell a manufacturing facility in Mexico and segment wide employee separation costs. The $225 million of charges were partially offset by reversals of previous accruals of $163 million, consisting primarily of: (i) $98 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $44 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, as well as for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility in the Semiconductor Products segment, and (iii) $21 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges (reversals) incurred by segment for the nine months ended September 27, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(2)	$(2)	$3	$(1)
Semiconductor Products	(6)	44	21	59
Global Telecom Solutions	(3)	(23)	(6)	(32)
Commercial, Government and Industrial Solutions	(3)	27	—	24
Integrated Electronic Systems	(1)	(2)	—	(3)
Broadband Communications	2	(6)	(4)	(8)
Other Products	(3)	5	—	2
General Corporate	(7)	(3)	22	12

	$(23)	$40	$36	$53

Reorganization of Businesses Accruals

        The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to September 27, 2003:

Exit Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at September 27, 2003
Discontinuation of product lines	$6	$—	(1)	$(5)	$—
Business exits	82	—	(3)	(13)	66
Manufacturing & administrative consolidations	129	2	(21)	(27)	83

	$217	$2	$(25)	$(45)	$149

        The 2003 adjustments of $25 million primarily represent exit cost accruals across all segments which are no longer required. The $45 million used in 2003 reflects cash payments of $40 million and non-cash utilization of $5 million. The remaining accrual of $149 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

        The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to September 27, 2003:

Employee Separation Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at September 27, 2003
Manufacturing & administrative consolidations	$419	$138	$(98)	$(328)	$131

        At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees. The 2003 additional charges of $138 million represent the severance costs for approximately an additional 2,800 employees.

        During the nine months ended September 27, 2003, approximately 6,600 employees were separated from the Company. The $328 million used in 2003 reflects cash payments of $322 million and non-cash utilization of $6 million to these separated employees. The remaining accrual of $131 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to approximately 2,400 separated employees throughout the remainder of 2003 and first quarter of 2004.

10.   Acquisitions of Businesses

Next Level Communications, Inc.

        In April 2003, Motorola completed its cash tender offer of $1.18 per share for all remaining outstanding shares of common stock of Next Level Communications, Inc. ("Next Level"), a leading provider of high speed data, video and voice broadband solutions over existing phone lines. Motorola acquired the remaining ownership of Next Level through a short-form merger and Next Level is now a wholly-owned subsidiary of Motorola. The total purchase price for Motorola to acquire the approximately 26% of Next Level that it did not own at the initiation of the tender offer, excluding Next Level's transaction costs, was $35 million. The Company recorded $24 million in goodwill, none of which is expected to be deductible for tax purposes, and $10 million in intangibles. Goodwill and intangible assets are included in Other Assets in the Company's condensed consolidated balance sheets. The intangible assets will be amortized over periods ranging from 2 to 13 years on a straight-line basis. Prior to the completion of the cash tender offer, due to the Company's controlling ownership interest in Next Level and Next Level's cumulative net deficit equity position, the Company included in its consolidated results the minority interest share of Next Level's operating losses.

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

        At the date of the acquisition, a total of eight projects were in process, ranging from 29% to 82% complete. The average risk adjusted rate used to value these projects ranged from 25% to 28%. In 2003, one of the eight projects is expected to generate revenue, five others will begin generating revenue in 2004 and the remaining two are expected to begin generating revenue in 2005.

Motorola, Inc. And Subsidiaries
Management's Discussion and Analysis
of Financial Condition and Results of Operations

        This commentary should be read in conjunction with the Company's condensed consolidated financial statements for the three months and nine months ended September 27, 2003 and September 28, 2002 as well as the Company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations incorporated by reference in the Company's Form 10-K for the year ended December 31, 2002.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 27, 2003	% of Sales	September 28, 2002	% of Sales	September 27, 2003	% of Sales	September 28, 2002	% of Sales
Net sales	$6,829		$6,532		$19,035		$19,582
Costs of sales	4,507	66.0%	4,212	64.5%	12,729	66.9%	13,169	67.3%

Gross margin	2,322	34.0%	2,320	35.5%	6,306	33.1%	6,413	32.7%

Selling, general and administrative expenses	1,078	15.8%	1,105	16.9%	2,912	15.3%	3,390	17.3%
Research and development expenditures	941	13.8%	948	14.5%	2,839	14.9%	2,779	14.2%
Reorganization of businesses	44	0.6%	11	0.2%	65	0.3%	1,677	8.6%
Other charges (income)	(4)	(0.1)%	(85)	(1.3)%	(74)	(0.4)%	827	4.2%

Operating earnings (loss)	263	3.9%	341	5.2%	564	3.0%	(2,260)	(11.5)%

Other income (expense):
Interest expense, net	(84)	(1.2)%	(92)	(1.4)%	(236)	(1.2)%	(300)	(1.5)%
Gains on sales of investments and businesses, net	31	0.5%	37	0.6%	338	1.8%	72	0.4%
Other	(32)	(0.5)%	(71)	(1.1)%	(119)	(0.6)%	(1,238)	(6.3)%

Total other income (expense)	(85)	(1.2)%	(126)	(1.9)%	(17)	(0.1)%	(1,466)	(7.5)%

Earnings (loss) before income taxes	178	2.6%	215	3.3%	547	2.9%	(3,726)	(19.0)%
Income tax expense (benefit)	62	0.9%	104	1.6%	143	0.8%	(1,067)	(5.4)%

Net earnings (loss)	$116	1.7%	$111	1.7%	$404	2.1%	$(2,659)	(13.6)%

Diluted earnings (loss) per common share	$0.05		$0.05		$0.17		$(1.17)

Results of Operations—Three months ended September 27, 2003 compared to three months ended September 28, 2002

Net Sales

        Net sales were $6.8 billion in the third quarter of 2003, up 5% from $6.5 billion in the third quarter of 2002. Net sales increased in four of the Company's six major segments in the third quarter of 2003 compared to the third quarter of 2002. The overall increase was primarily due to: (i) a $209 million increase in net sales by the Personal Communications segment, reflecting strengthened demand for handsets in the Americas, (ii) a $151 million increase in net sales by the Commercial, Government and Industrial Solutions segment, reflecting increased customer spending due to activity in homeland security initiatives, and (iii) a $25 million increase in net sales by the Global Telecom Solutions segment, primarily due to increased spending by network operators. These increases were partially offset by: (i) a $98 million decline in net sales by the Broadband Communications segment, primarily due to continuing decreased capital spending by cable service providers, and (ii) a $50 million decline in net sales by the Semiconductor Products segment, primarily due to decreased expenditures by customers in the segment's networking and wireless markets.

Gross margin

        Gross margin was $2.3 billion in the third quarter of both 2003 and 2002. Gross margin as a percentage of net sales declined to 34% in the third quarter of 2003, compared to 36% in the third quarter of 2002. The decline in gross margin as a percentage of net sales is primarily due to: (i) a decline in gross margin percentage in the Personal Communications segment, primarily driven by decreased margins in Asia where margins were driven down by lower volume, competitive pricing pressures, particularly in China, and unusually high sales of low-margin, end-of-life products, and (ii) a decline in gross margin percentage in the Semiconductor Products segment, primarily driven by the decline in sales and lower factory utilization, though partially offset by cost reductions from factory restructuring programs. These decreases in gross margin percentage were partially offset by: (i) an increase in gross margin percentage in the Commercial, Government and Industrial Solutions segment, reflecting a favorable shift in product mix towards higher-margin products, as well as benefits from prior cost-reduction activities, and (ii) an increase in gross margin percentage in the Global Telecom Solutions segment, primarily from increased sales of higher margin products.

Selling, general and administrative expenses

        Selling, general and administrative (SG&A) expenses were $1.1 billion, or 15.8% of net sales, in the third quarter of 2003, compared to $1.1 billion, or 16.9% of net sales, in the third quarter of 2002. The decrease in SG&A expenses as a percentage of net sales during the third quarter of 2003 is attributable to: (i) the increase in net sales, and (ii) a decline in overall administrative spending, reflecting benefits from prior cost-reduction efforts, partially offset by an increase in incentive program costs due to higher anticipated incentive payouts.

Research and development expenditures

        Research and development (R&D) expenditures decreased to $941 million, or 13.8% of net sales, in the third quarter of 2003, compared to $948 million, or 14.5% of net sales, in the third quarter of 2002. The decrease in R&D expenditures primarily reflects decreased R&D spending, as a percentage of sales, in the Global Telecom Solutions and Commercial, Government and Industrial Solutions segments, due to benefits from prior restructuring plans, partially offset by increased R&D expenditures in the Personal Communications segment, where R&D expenditures are reflected in a high volume of new product offerings.

Reorganization of businesses

        The Company recorded net total reorganization of business charges in the third quarter of 2003 of $43 million, including a $44 million charge reflected in the condensed consolidated statements of operations under Reorganization of Businesses and a $1 million reversal reflected in Costs of Sales. Total reorganization of businesses charges in the third quarter of 2002 were $31 million, including an $11 million charge reflected in the condensed consolidated statements of operations under Reorganization of Businesses and a $20 million charge included in Costs of Sales. Expenses included under Reorganization of Businesses are expenses associated with plans to discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The reorganization of businesses charges included in Costs of Sales are severance charges for direct labor employees. These charges are discussed in further detail in the 2003 Reorganization of Businesses Charges section below.

Other charges (income)

        The Company recorded income of $4 million in Other Charges (Income) in the third quarter of 2003, compared to income of $85 million in the third quarter of 2002. The income in the third quarter of 2003 primarily consists of income from the sale of assets related to the Iridium program that have been previously written down. The income in the third quarter of 2002 consisted of: (i) $60 million in income relating to Iridium vendor termination settlements and the related reduction of accruals no longer needed, and (ii) $24 million of income for the reduction of accruals no longer needed due to the settlement of certain environmental claims.

Net interest expense

        Net interest expense was $84 million in the third quarter of 2003, compared to $92 million in the third quarter of 2002. Net interest expense in the third quarter of 2003 included interest expense of $173 million, partially offset by $89 million of interest income. Net interest expense in the third quarter of 2002 included interest expense of $173 million, partially offset by $81 million of interest income.

        As further described under "Liquidity and Capital Resources", as mandated by FAS 150, beginning in the third quarter of 2003, $486 million of Trust Originated Preferred SecuritiesSM (TOPrSSM) have been reclassified as long-term debt in the Company's condensed consolidated balance sheet as of September 27, 2003. In connection with this reclassification, beginning with the third quarter of 2003, the $8 million of quarterly distributions paid to holders of the TOPrS will be classified as interest expense in the Company's condensed consolidated statements of operations, rather than under SG&A expenses as was previously the case. Accordingly, while the TOPrS remain outstanding, interest expense for all periods beginning with the third quarter of 2003 will be higher than it otherwise would have been prior to the implementation of FAS 150.

        The decrease in net interest expense for the third quarter of 2003 is primarily attributed to: (i) a $1.0 billion reduction in total debt since the third quarter of 2002, primarily due to the redemption of $825 million of Puttable Reset Securities (PURS)SM in the first quarter of 2003, and (ii) the benefits of favorable interest rate swaps.

Gains on sales of investments and businesses

        Gains on sales of investments and businesses in the third quarter of 2003 were $31 million, compared to $37 million in the third quarter of 2002. In the third quarter of 2003, the gains primarily resulted from the sale of equity securities of other companies held for investment purposes. In the third quarter of 2002, the net gains primarily related to the sale of the CodeLink bioarray business and additional gains due to the settlement of contingencies associated with prior sales of certain businesses.

Other

        Charges classified as Other, as presented in Other Income (Expense), include: (i) foreign currency transaction gains (losses), (ii) equity in net earnings (losses) of affiliated companies, and (iii) investment impairment charges. Other charges in the third quarter of 2003 declined to $32 million, compared to $71 million in the third quarter of 2002. This decrease was primarily attributable to a decline in investment impairments to $19 million in the third quarter of 2003, compared to $77 million in the third quarter of 2002.

Effective tax rate

        The effective tax rate was 35% in the third quarter of 2003, representing a $62 million net tax expense, compared to a 48% effective tax rate, representing a $104 million net tax expense, in the third quarter of 2002. The higher effective tax rate in the third quarter of 2002 was due primarily to an adjustment that reduced tax benefits previously recorded on employee severance costs, exit costs and asset impairments in countries where, due to loss positions, the Company was unable to realize associated tax benefits.

Earnings (Loss)

        The Company had earnings before income taxes of $178 million in the third quarter of 2003, compared with earnings before income taxes of $215 million in the third quarter of 2002. After taxes, the Company had earnings of $116 million, or $0.05 per share, in the third quarter of 2003, compared with net earnings of $111 million, or $0.05 per share, in the third quarter of 2002.

        The decrease in earnings before income taxes is primarily attributed to: (i) an $81 million reduction in Other Income, primarily reflecting income in the third quarter of 2002 that is not reflected in the third quarter of 2003, primarily due to reduction of accruals relating to Iridium vendor termination settlements and the settlement of certain environmental claims, and (ii) a $33 million increase in reorganization of business charges, primarily related to employee severance costs, partially offset by: (i) a $58 million reduction in investment impairments, (ii) benefits attributed to cost-reduction activities, predominantly reflected in the overall decrease of SG&A costs, and (iii) a decease in net interest expense.

        The increase in the after tax earnings was due to the lower tax rate applied to earnings before income taxes, which declined by 17% in the third quarter of 2003 compared to the third quarter of 2002. As discussed above, the higher effective tax rate in the third quarter of 2002 is due to an adjustment that reduced tax benefits previously recorded on employee severance costs, exit costs and asset impairments in countries where, due to loss positions, the Company was unable to realize associated tax benefits.

Results of Operations—Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

Net Sales

        Net sales were $19.0 billion for the first nine months of 2003, down 3% from $19.6 billion in the first nine months of 2002. Net sales declined in five of the Company's six major segments in the first nine months of 2003 compared to the first nine months of 2002. The overall decline in net sales was primarily due to: (i) a $363 million decrease in net sales by the Broadband Communications segment, reflecting continuing decreased capital spending by cable service providers, (ii) a $324 million decrease in net sales by the Global Telecom Solutions segment, reflecting reduced spending by wireless service providers, (iii) a $103 million decrease in net sales by the Personal Communications segment, reflecting the impact of increasing competitive pressure in Asia, particularly in China, and the impact of Severe Acute Respiratory Syndrome (SARS) in the first half of 2003, and (iv) a $167 million decrease in net sales by the Semiconductor Products segment, reflecting a continued decrease in expenditures by customers in the industries served by the segment, and competitive pressures in Asia. These decreases were partially offset by a $319 million increase in net sales in the Commercial, Government and Industrial Solutions segment, reflecting increased customer spending due to activity in homeland security initiatives.

Gross margin

        Gross margin was $6.3 billion for the first nine months of 2003, compared to $6.4 billion for the first nine months of 2002, due to the decrease in sales. Gross margin as a percentage of sales increased to 33.1% in the first nine months of 2003, compared to 32.7% in the first nine months of 2002. The increase in gross margin as a percentage of sales was primarily due to: (i) an increase in gross margin percentage in the Commercial, Government and Industrial Solutions segment, reflecting a favorable shift in product mix towards higher-margin products, as well as benefits attributed to prior cost-reduction activities, and (ii) an increase in gross margin percentage in the Global Telecom Solutions segment, primarily due to benefits from prior restructuring efforts, partially offset by: (i) a decline in gross margin percentage in the Personal Communications segment, primarily in Asia, where margins were driven down by lower volume, competitive pricing pressures, particularly in China, and unusually high sales of low-margin, end-of-life products, and (ii) a decline in gross margin percentage in the Semiconductor Products segment, driven by the decrease in sales volume and lower factory utilization.

Selling, general and administrative expenses

        Selling, general and administrative (SG&A) expenses were $2.9 billion, or 15.3% of net sales, for the first nine months of 2003, compared to $3.4 billion, or 17.3% of net sales, in the first nine months of 2002. The decrease in SG&A expenses for the first nine months of 2003 compared to the first nine months of 2002 is primarily due to: (i) a decline in overall administrative and general spending, reflecting benefits from prior cost-reduction efforts, and (ii) a decline in total selling and sales support costs, specifically in the Global Telecom Solutions segment, reflecting benefits from prior cost-reduction efforts, partially offset by an increase in incentive program costs due to higher anticipated incentive payouts.

Research and development expenditures

        Research and development (R&D) expenditures increased slightly to $2.8 billion, or 14.9% of net sales, for the first nine months of 2003, compared to $2.8 billion, or 14.2% of net sales, in the first nine months of 2002. The increase in R&D expenditures was primarily due to: (i) an increase in R&D expenditures by the Personal Communications segment, where R&D expenditures are reflected in a high volume of new product offerings, and (ii) an increase in R&D expenditures by the Semiconductor Products segment, reflecting a focus on new products and a reduction in customer-funded R&D expenditures, primarily offset by a decrease in R&D expenditures by the Global Telecom Solutions segment, reflecting benefits from prior restructuring efforts.

Reorganization of businesses

        The Company recorded net total reorganization of business charges in the first nine months of 2003 of $53 million, including a $65 million charge reflected in the condensed consolidated statements of operations under Reorganization of Business and a $12 million reversal reflected in Costs of Sales. Total reorganization of businesses charges in the first nine months of 2002 were $1.7 billion, including a $1.7 billion charge reflected in the condensed consolidated statements of operations under Reorganization of Businesses and a $68 million charge included in Costs of Sales. Expenses included under Reorganization of Businesses are expenses associated with plans to discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The reorganization of businesses charges included in Costs of Sales are severance charges for direct labor employees. These charges are discussed in further detail in the 2003 Reorganization of Businesses Charges section below.

Other charges (income)

        The Company recorded income of $74 million in Other Charges (Income) in the first nine months of 2003, compared to charges of $827 million in the first nine months of 2002. The income in the first nine months of 2003 primarily consists of: (i) $59 million in income relating to the reassessment of the remaining reserve requirements as a result of the Iridium settlement agreement with the Chase Manhattan Bank, and (ii) $41 million in income from the sale of Iridium-related assets that were previously written down, partially offset by in-process research and development charges of $32 million related to the acquisition of Winphoria Networks, Inc. Other charges for the first nine months of 2002 were primarily comprised of: (i) a $526 million charge for potentially uncollictable finance receivables from Telsim, (ii) a $325 million charge for an intangible asset impairment of an intellectual property license, (iii) an $80 million charge for repayment of incentives related to impaired facilities, and (iv) an $11 million charge for acquired in-process research and development related to the acquisition of Synchronous, Inc, partially offset by: (i) $60 million in income relating to Iridium vendor termination settlements and the related reduction of accruals no longer needed, and (ii) $24 million of income for the reduction of accruals no longer needed due to the settlement of certain environmental claims.

Net interest expense

        Net interest expense was $236 million in the first nine months of 2003, compared to $300 million in the first nine months of 2002. Net interest expense in the first nine months of 2003 included interest expense of $502 million, partially offset by interest income of $266 million. Net interest expense in the first nine months of 2002 included interest expense of $512 million, partially offset by interest income of $212 million. The decrease in net interest expense is primarily attributed to: (i) a $1.0 billion reduction in total debt since the third quarter of 2002, reflecting the redemption of $825 million of Puttable Reset Securities (PURS)SM offset by a $486 million increase in long-term debt due to the previously-described, FAS 150-mandated reclassification of the TOPrSSM, (ii) the benefits of favorable interest rate swaps, and (iii) interest received on a tax refund.

Gains on sales of investments and businesses

        Gains on sales of investments and businesses in the first nine months of 2003 were $338 million, compared to $72 million in the prior-year period. For the first nine months of 2003, the gains primarily resulted from the sale of 25 million shares of Nextel Communications, Inc, held by the Company for investment purposes. For the first nine months of 2002, the net gains primarily related to: (i) the sale of the CodeLink bioarray business, (ii) the sale of equity securities, and (ii) additional gains due to the settlement of contingencies associated with the prior sales of certain business.

Other

        Other included in Other Income (Expense) includes (i) foreign currency transaction gains (losses), (ii) equity in net earnings (losses) of affiliated companies, and (iii) investment impairment charges. Other charges in the first nine months of 2003 were $119 million, compared to $1.2 billion in the first nine months of 2002. The decrease was primarily due to a decline in investment impairments.

Effective tax rate

        The effective tax rate was 26% for the first nine months of 2003, representing a $143 million net tax expense, compared to a 29% effective tax rate, representing a $1.1 billion net tax benefit, in the first nine months of 2002. The lower effective tax rate in the first nine months of 2003 reflects a $61 million benefit from the reversal of previously accrued income taxes. The tax reversal relates to a reassessment of the Company's income tax requirements given the current status of its income tax audits. The tax rate for the first nine months of 2003, excluding the tax reversal and the impact of the non-deductible Winphoria Networks, Inc. acquisition charge, was 35%. This adjusted effective tax rate of 35% for the first nine months of 2003 is greater than the rate of 29% for the first nine months of 2002 due to a change in the mix of earnings and losses by geographic region.

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

Earnings (Loss)

        The Company had earnings before income taxes of $547 million in the first nine months of 2003, compared with a loss before income taxes of $3.7 billion in the first nine months of 2003. After taxes, the Company had earnings of $404 million, or $0.17 per share, in the first nine months of 2003, compared with a net loss of $2.7 billion, or ($1.17) per share, in the first nine months of 2002.

        The improvement in financial results for the first nine months of 2003 primarily reflects the absence of a number of significant charges that occurred in the first nine months of 2002. The charges in the first nine months of 2002 primarily consisted of: (i) a $1.7 billion charge related to reorganization of business activities, (ii) a $1.2 billion charge for investment impairments, (iii) a $526 million charge for potentially uncollectable finance receivables from Telsim, and (iv) a $325 million charge for intangible asset impairments. Additional improvements in the financial results for the first nine months of 2003 resulted from: (i) a decline in SG&A expenses, reflecting benefits attributed to cost-reduction activities, and (ii) a decline in net interest expense. These cost improvements were partially offset by a 3% decrease in net sales.

Earnings Outlook for Fourth Quarter 2003

        In the fourth quarter of 2003, the Company expects net sales to be between $7.5 billion and $7.8 billion, as compared to net sales of $7.7 billion in the fourth quarter of 2002. The company expects to achieve earnings per share in the range of $0.08 per share to $0.12 per share in the fourth quarter of 2003, compared to earnings of $0.08 per share in the fourth quarter of 2002.

2003 Reorganization of Businesses Charges

        During the third quarter of 2003, the Company implemented cost-reduction plans by consolidating manufacturing and administrative operations and reducing its workforce. The Company expects to realize cost-saving benefits of approximately $17 million for the third and fourth quarters of 2003 from the plans implemented in the third quarter of 2003, representing $3 million of savings in Costs of Sales, $10 million of savings in Research and Development Expenditures and $4 million of savings in Selling, General and Administrative Expenses. Beyond 2003, the Company expects the third quarter 2003 reorganization of businesses programs to provide annualized cost savings of approximately $98 million, representing $37 million of savings in Costs of Sales, $39 million of savings in Research and Development Expenditures and $22 million of savings in Selling, General and Administrative Expenses.

        In addition to the plans discussed above, the Company has implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. Prior to January 1, 2003, the Company recorded provisions for employee separation costs and exit costs based on estimates prepared at the time the restructuring plans were approved by management. On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which generally requires one-time termination benefits and exit costs to be expensed as incurred and it requires ongoing termination benefits and exit costs to be recognized when they are probable and estimatable. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. Employee separation costs consist primarily of ongoing termination benefits, primarily severance payments. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company unexpectedly and did not receive severance, or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

Three months ended September 27, 2003

        For the three months ended September 27, 2003, the Company recorded net charges of $43 million, of which $1 million of net reversals was included in Costs of Sales and $44 million of net charges were recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $43 million of net charges is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Discontinuation of product lines	$—	$—	$(5)	$(5)
Business exits	(1)	—	—	(1)
Manufacturing and administrative consolidations	(3)	49	3	49

	$(4)	$49	$(2)	$43

Discontinuation of Product Lines

        For the three months ended September 27, 2003, the Semiconductor Products segment reversed $5 million of reserves previously established to cover facility decommissioning costs which are no longer needed.

Business exits

        For the three months ended September 27, 2003, the Other Products segment reversed exit cost accruals of $1 million.

Manufacturing and Administrative Consolidations

        The Company's actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in charges of $71 million ($49 million net of reversals) for the three months ended September 27, 2003. The charges consisted primarily of: (i) $33 million in the Semiconductor Products segment, primarily for segment-wide employee separation costs; (ii) $21 million in the Personal Communications segment for the impairment of assets classified as held-for-sale related to the announced exit of certain manufacturing activities in Germany, management's decision to sell a manufacturing facility in Mexico and segment-wide employee separation costs; and (iii) $17 million in the Integrated Electronic Systems and Commercial, Government and Industrial Solutions segments for employee separation costs. These charges were offset by reversals of $22 million, primarily for unused accruals relating to previously-expected employee separation costs across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges (reversals) incurred by segment for the three months ended September 27, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$9	$10	$18
Semiconductor Products	—	33	(12)	21
Global Telecom Solutions	—	(6)	—	(6)
Commercial, Government and Industrial Solutions	(1)	7	—	6
Integrated Electronic Systems	—	10	—	10
Broadband Communications	—	—	—	—
Other Products	(1)	(2)	—	(3)
General Corporate	(1)	(2)	—	(3)

	$(4)	$49	$(2)	$43

Nine months ended September 27, 2003

        For the nine months ended September 27, 2003, the Company recorded net charges of $53 million, of which $12 million of net reversals were included in Costs of Sales and $65 million of net charges were recorded under Reorganization of Businesses in the Company's condensed consolidated statements of operations. The aggregate $53 million net charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Discontinuation of product lines	$(1)	$—	$(5)	$(6)
Business exits	(3)	—	—	(3)
Manufacturing and administrative consolidations	(19)	40	41	62

	$(23)	$40	$36	$53

Discontinuation of Product Lines

        For the nine months ended September 27, 2003, the Semiconductor Products segment reversed $6 million of reserves previously established primarily to cover facility decommissioning costs which are no longer needed.

Business Exits

        For the nine months ended September 27, 2003, the Other Products segment reversed exit cost accruals of $3 million.

Manufacturing and Administrative Consolidations

        The Company's actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $225 million ($62 million net of reversals) for the nine months ended September 27, 2003. These charges consisted primarily of: (i) $110 million in the Semiconductor Products segment, primarily for segment wide employee separation costs, impairment of an Austin, Texas manufacturing site and impairment of equipment classified as held-for-sale, (ii) $38 million in the Commercial, Government and Industrial Solutions segment for employee separation costs, (iii) $32 million in General Corporate, primarily for the impairment of assets classified as held-for-sale, and (iv) $25 million in the Personal Communications segment for the impairment of assets classified as held-for-sale related to the announced exit of certain manufacturing activities in Germany, management's decision to sell a manufacturing facility in Mexico and segment wide employee separation costs. The $225 million of charges were partially offset by reversals of previous accruals of $163 million, consisting primarily of: (i) $98 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $44 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, as well as for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility in the Semiconductor Products segment, and (iii) $21 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

        The following table displays the net charges (reversals) incurred by segment for the nine months ended September 27, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(2)	$(2)	$3	$(1)
Semiconductor Products	(6)	44	21	59
Global Telecom Solutions	(3)	(23)	(6)	(32)
Commercial, Government and Industrial Solutions	(3)	27	—	24
Integrated Electronic Systems	(1)	(2)	—	(3)
Broadband Communications	2	(6)	(4)	(8)
Other Products	(3)	5	—	2
General Corporate	(7)	(3)	22	12

	$(23)	$40	$36	$53

Reorganization of Businesses Accruals

        The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to September 27, 2003:

Exit Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at September 27, 2003
Discontinuation of product lines	$6	$—	(1)	$(5)	$—
Business exits	82	—	(3)	(13)	66
Manufacturing & administrative consolidations	129	2	(21)	(27)	83

	$217	$2	$(25)	$(45)	$149

        The 2003 adjustments of $25 million primarily represent exit cost accruals across all segments which are no longer required. The $45 million used in 2003 reflects cash payments of $40 million and non-cash utilization of $5 million. The remaining accrual of $149 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

        The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to September 27, 2003:

Employee Separation Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at September 27, 2003
Manufacturing & administrative consolidations	$419	$138	$(98)	$(328)	$131

        At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees. The 2003 additional charges of $138 million represent the severance costs for approximately an additional 2,800 employees.

        During the nine months ended September 27, 2003, approximately 6,600 employees were separated from the Company. The $328 million used in 2003 reflects cash payments of $322 million and non-cash utilization of $6 million to these separated employees. The remaining accrual of $131 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheets, is expected to be paid to approximately 2,400 separated employees throughout the remainder of 2003 and first quarter of 2004.

Liquidity and Capital Resources

        As highlighted in the condensed consolidated statements of cash flows, the Company's liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

        At September 27, 2003, the Company's cash and cash equivalents (which are highly-liquid investments with an original maturity of 3 months or less) aggregated $7.1 billion, compared to $6.5 billion at December 31, 2002 and $6.3 billion at September 28, 2002. On September 27, 2003, $3.7 billion of this amount was held in the U.S. and $3.4 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of the funds in other countries could be subject to delay and could have potential tax consequences.

Operating Activities

        In the first nine months of 2003, the Company generated $1.9 billion in cash from operations, compared to $825 million generated in the first nine months of 2002. The primary contributors to cash flow from operations in the first nine months of 2003 were: (i) net earnings, adjusted for non-cash items, of $1.1 billion, (ii) a decrease of $529 million in accounts receivable, reflecting a decrease in all business segments except the Integrated Electronic Systems segment, (iii) a $210 million reduction in inventory, primarily related to inventory reductions in the Personal Communications, Global Telecom Solutions and Semiconductor Products segments, and (iv) a $407 million decrease in other net operating assets, primarily due to the repayment of finance receivables, partially offset by a $445 million decrease in accounts payable and accrued liabilities, primarily related to cash payments for employee severance, exit costs and income taxes.

        The Company's net accounts receivable were $3.9 billion at September 27, 2003, compared to $4.4 billion at December 31, 2002 and $4.1 billion at September 28, 2002. The Company's days sales outstanding, excluding net long-term finance receivables, were 50.8 days outstanding at September 27, 2003, compared to 51.9 days outstanding at December 31, 2002 and 56.8 days outstanding at September 28, 2002. The decrease in net accounts receivable at September 28, 2003 compared to December 31, 2002 was due to the improved performance in managing receivables.

        The Company's net inventory was $2.7 billion at September 27, 2003, compared to $2.9 billion at both December 31, 2002 and September 28, 2002. The Company's inventory turns (calculated based on the 12-month rolling costs of sales divided by average inventory) were 6.2 at September 27, 2003, compared to 6.6 at December 31, 2002 and 6.7 at September 28, 2002. The decrease in net inventory reflects the decrease in sales, as well as benefits from improved supply-chain management processes. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead-times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

        To improve its future profitability, the Company has implemented substantial cost-reduction and product-simplification plans. These plans involve exits from businesses, and consolidation of manufacturing facilities. Cash payments for exit costs and employee separations in connection with these plans were $362 million in the first nine months of 2003. All of the remaining $280 million Reorganization of Businesses accruals at September 27, 2003 are expected to result in future cash payments.

        Cash contributions of $100 million have been made to the regular U.S. pension plan during the first nine months of 2003. The Company expects to make additional cash contributions of between $50 million and $100 million to this plan during the fourth quarter of 2003. The Company also expects to make cash contributions to this plan during 2004 of at least as much as was contributed during 2003.

Investing Activities

        The most significant components of the Company's investing activities are: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

        Net cash used by investing activities was $217 million for the first nine months of 2003, as compared to $322 million used by investing activities for the first nine months of 2002. The $105 million decrease in cash used for investing activities in the first nine months of 2003 compared to the first nine months of 2002 reflects an increase of $334 million in proceeds received from dispositions of investments and businesses, primarily due to the sale of 25 million shares of Nextel Communications, Inc. during the second quarter of 2003. This inflow of cash was partially offset by a $97 million increase in capital expenditures and a $184 million increase in spending on acquisitions and new investments.

        Capital Expenditures:    Capital expenditures in the first nine months of 2003 were $485 million, compared to $388 million in the first nine months of 2002. Capital expenditures in the Semiconductor Products segment continued to comprise the largest portion of these expenditures, representing $242 million in the first nine months of 2003, compared to $132 million in the first nine months of 2002.

        Strategic Acquisitions and Investments:    Cash consumed by the Company's acquisition and new investment activities increased to $251 million in the first nine months of 2003, compared to $67 million in the first nine months of 2002. The cash consumed in the first nine months of 2003 was primarily comprised of: (i) $179 million for the acquisition of Winphoria Networks, Inc., a core infrastructure provider of next-generation packet-based mobile switching centers for wireless networks, acquired by the Global Telecom Solutions segment, and (ii) $32 million in cash to acquire the remaining outstanding shares of Next Level Communications, Inc. The largest component of the 2002 expenditures was $22 million in cash for the acquisition of 4thpass Inc., a provider of software that enables wireless operators to manage and deliver applications and other mobile content over the air to mobile devices, by the Personal Communications segment.

        Dispositions of Investments and Businesses:    The Company received $391 million in proceeds from the disposition of investments and businesses during the first nine months of 2003, compared to proceeds of $57 million in the first nine months of 2002. The proceeds from the first nine months of 2003 were generated primarily from the sale of 25 million shares of Nextel Communications, Inc. (Nextel) that were held by the Company for investment purposes. The sale of these shares generated approximately $335 million in gross proceeds and a gain of approximately $255 million. The proceeds from the first nine months of 2002 were generated primarily from the sale of securities held in the Company's investment portfolio and from the sale of the Company's CodeLink bioarray business.

        Short-Term Investments:    At September 27, 2003, the Company had $75 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity date greater than 3 months but less than one year), compared to $59 million at December 31, 2002, and $86 million at September 28, 2002.

        Available-for-Sale Securities:    In addition to its available cash, cash equivalents and short-term investments totaling $7.2 billion, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. At

September 27, 2003, the Company's available-for-sale securities had approximate fair market values of $2.2 billion, which represented a cost basis of $522 million and an unrealized net gain of $1.7 billion. At December 31, 2002, the Company's available-for-sale securities had approximate fair market values of $1.6 billion, which represented a cost basis of $615 million and an unrealized net gain of $953 million.

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

        Net cash used for financing activities was $1.1 billion in the first nine months of 2003, compared to $326 million used in the first nine months of 2002. Net cash used for financing activities in the first nine months of 2003 was primarily used: (i) to repay $950 million of total debt (including commercial paper), mainly reflecting the redemption of all of the Company's $825 million of Puttable Reset Securities (PURS)sm in the first quarter of 2003, and (ii) to pay dividends of $278 million, partially offset by proceeds of $79 million from the issuance of common stock in connection with the Company's employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first nine months of 2002 was primarily used: (i) to repay $401 million of total debt (including commercial paper), and (ii) to pay dividends of $272 million, partially offset by proceeds of $282 million from the issuance of common stock in connection with the Company's employee stock option plans and employee stock purchase plan.

        At September 27, 2003, the Company's outstanding notes payable and current portion of long-term debt was $1.2 billion, compared to $1.6 billion at December 31, 2002 and $1.5 billion at September 28, 2002. The decrease in short-term debt during 2003 reflects the repayment of $825 million of Puttable Reset Securities (PURS)sm due February 1, 2011 in the first quarter of 2003, offset by the reclassification of $500 million of 6.75% debentures due June 2004 from long-term debt to the current portion of long-term debt in the second quarter of 2003.

        At September 27, 2003, the Company had $504 million of outstanding commercial paper, compared to $495 million at December 31, 2002 and $496 million at September 28, 2002. The Company currently expects its outstanding commercial paper balances to average between $300 million and $500 million over the next year.

        At September 27, 2003, the Company had long-term debt of $7.2 billion, compared to $7.2 billion at December 31, 2002 and $7.5 billion at September 28, 2002. The unchanged nature of long-term debt during 2003 reflects the reclassification of $500 million from long-term debt to the current portion of long-term debt as described above, offset by the reclassification of $486 million of TOPrS from "Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding company-guaranteed debentures" in the Company's condensed consolidated balance sheets to long-term debt as mandated by SFAS 150.

        On September 30, 2003, the Company announced the conclusion of its offer to purchase its Liquid Yield Option™ Notes due September 27, 2013 (Zero Coupon-Subordinated) (the "LYONs"). Pursuant to the indenture under which the LYONs were issued in September 1993, the holders' option to surrender the LYONs for repurchase that began on August 29, 2003 expired on September 29, 2003. LYONs with an aggregate principal amount at maturity of approximately $98 million were validly tendered and repurchased by Motorola. This leaves an aggregate principal amount at maturity of approximately $4.4 million of LYONs outstanding. The purchase price for the LYONs was $799.52 per $1,000 principal amount at maturity. Accordingly, the aggregate purchase price for all of the LYONs validly tendered was approximately $78.4 million. Motorola paid the purchase price with available cash.

        Given the Company's significant cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

        Debt Ratings:    Three independent credit rating agencies, Standard & Poor's ("S&P"), Moody's Investors Service ("Moody's") and Fitch Investors Service ("Fitch"), assign ratings to the Company's short-term and long-term debt. On October 10, 2003, Moody's downgraded the Company's senior unsecured non-credit enhanced long-term debt to "Baa3" from "Baa2" with a "negative" outlook and downgraded the Company's commercial paper rating to "P-3" from "P-2". On June 23, 2003, S&P affirmed its credit rating for the Company's senior unsecured non-credit enhanced long-term debt of "BBB", but revised its outlook to "negative" from "stable". S&P explicitly affirmed the Company's commercial paper rating of "A-2". On June 3, 2003, Fitch affirmed its credit rating for the Company's senior unsecured non-credit enhanced long-term debt of "BBB" with a "stable" outlook and the Company's commercial paper rating of "F-2".

        The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. Since the end of 2001, the Company has maintained greatly reduced levels of commercial paper outstanding than during its prior history. This reflects the fact that the market for commercial paper rated "A-2/P-3/F-2" is much smaller than that for commercial paper rated "A-1/P-1/F-1" and commercial paper or other short-term borrowings may be of limited availability to participants in the "A-2/P-3/F-2" market from time-to-time or for extended periods.

        The Company's debt rating is still considered "investment grade". If the Company's senior long-term debt was rated lower than "BBB-" by S&P or "Baa3" by Moody's or "BBB-" by Fitch (which would be a decline of one level from the current Moody's rating), the Company's long-term debt would no longer be considered "investment grade". If this were to occur, the terms on which the Company could borrow money would become more onerous. In addition, if these debt ratings were to be lower than "BBB-" by S&P or "Baa3" by Moody's (which would be a decline of one level from the current Moody's rating), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company would also have to pay higher fees related to these facilities. The Company has never borrowed under its domestic revolving credit facilities.

        As further described under "Customer Financing Arrangements" below, for many years the Company has utilized a receivables program to sell a broadly-diversified group of short-term receivables, through Motorola Receivables Corporation ("MRC"), to third parties. The obligations of the third parties to continue to purchase receivables under the MRC short-term receivables program could be terminated if the Company's long-term debt was rated lower than "BB+" by S&P or "Ba1" by Moody's (which would be a decline of two levels from the current Moody's rating). If the MRC short-term receivables program were terminated, the Company would no longer be able to sell its short-term receivables in this manner, but it would not have to repurchase previously-sold receivables.

        The Company's ratio of net debt to net debt plus equity was 9.1% at September 27, 2003, compared to 19.6% at December 31, 2002 and 21.1% at September 28, 2002. The ratio of net debt to net debt plus equity is the sum of long-term debt plus notes payable and current maturities of long-term debt minus the sum of cash and cash equivalents plus marketable securities divided by the sum of stockholders equity and long-term debt plus notes payable and current maturities of long-term debt minus the sum of cash and cash equivalents plus marketable securities. For comparability purposes the historical ratios have been calculated to include the TOPrS as long-term debt as is now required under SFAS 150. The decrease in this ratio is primarily due to: (i) the Company's $900 million reduction in total debt, and (ii) the increase in cash. The Company's management uses the ratio of net debt to net debt plus equity as one measure of the strength of the Company's balance sheet. This ratio is only one of many possible measures and investors should analyze the balance sheet, and the accompanying notes thereto, in their entirety in order to reach their own conclusions about the Company's overall financial strength. In addition, the ratio of net debt to net debt plus equity is measured at a specific point in time. Since certain of its components, in particular the Company's cash balances, are subject to daily change, investors should recognize that this ratio is subject to volatility.

        Although the Company believes that it can continue to access the capital markets over the next year on acceptable terms and conditions, its flexibility with regard to long-term and short-term financing activity could be limited by: (i) the Company's credit ratings, and (ii) the level of market demand for debt issued by telecommunications companies. In addition, many of the factors that affect the Company's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside the Company's control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

        At September 27, 2003, the Company's total domestic and non-U.S. credit facilities totaled $3.8 billion, of which $122 million was considered utilized. These facilities are principally comprised of: (i) a $700 million 364-day revolving domestic credit facility (expiring in May 2004) which was not utilized, (ii) a $900 million three-year revolving domestic credit facility (expiring in May 2005) which was not utilized, and (iii) $2.2 billion of non-U.S. credit facilities (of which $122 million was considered utilized at September 27, 2003). Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper, which was $504 million at September 27, 2003. However, these agreements contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds under the domestic revolving credit facilities and have this liquidity.

        In May 2003, the Company completed the renewal of its 364-day revolving credit facility. Important terms of the credit agreement include a springing contingent lien and covenants related to net interest coverage and total debt-to-book capitalization ratios. Under the current facilities, if the Company's corporate credit ratings were to be lower than "BBB-" by S&P or "Baa3" by "Moody's" (which would be a decline of one level from the current Moody's rating), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company's domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company's current corporate credit ratings are "BBB" with a "negative" outlook by S&P, "Baa3" with a "negative" outlook by Moody's, and "BBB" with a "stable" outlook by Fitch.

        The Company's current ratio was 1.86 at September 27, 2003, compared to 1.75 at December 31, 2002 and 1.74 at September 28, 2002.

        Based on cash and cash equivalents in the U.S., the ability to repatriate cash and cash equivalents from foreign jurisdictions, the ability to borrow under existing or future credit facilities, the ability to issue commercial paper, access to the short-term and long-term debt markets, and proceeds from sales of available-for-sale securities and other investments, the Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements for the next twelve months. The Company expects to have positive operating cash flow in the fourth quarter of 2003 and for the full year 2003.

Customer Financing Arrangements

        Outstanding Commitments:    Although the Company has greatly reduced the level of long-term financing it provides to customers over the past few years, certain purchasers of the Company's infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment and working capital. The Company had outstanding commitments to extend credit to third parties totaling $182 million and $175 million at September 27, 2003 and December 31, 2002, respectively. The Company made loans to customers of $1 million and $3 million for the three months ended September 27, 2003 and September 28, 2002, respectively and $8 million and $84 million for the nine months ended September 27, 2003 and September 28, 2002, respectively.

        Outstanding Finance Receivables:    During the "telecom boom" that peaked in late 2000, numerous wireless equipment makers, including the Company, made loans to customers, some of which were very large. The Company had net finance receivables of $222 million and $467 million at September 27, 2003 and December 31, 2002 (net of allowances for losses of $2.2 billion at September 27, 2003 and $2.3 billion at December 31, 2002). These finance receivables are generally interest bearing, with rates ranging from 4% to 12%. Interest income on impaired finance receivables is recognized only when payments are received. Total interest income recognized on finance receivables was $3 million and $2 million for the three months ended September 27, 2003 and September 28, 2002, respectively, and $16 million and $7 million for the nine months ended September 27, 2003 and September 28, 2002, respectively.

        Telsim Loan:    At both September 27, 2003 and December 31, 2002, the Company had $2.0 billion of gross receivables from one customer, Telsim, in Turkey (the "Telsim Loan"). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both September 27, 2003 and December 31, 2002, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation and collection process will be very lengthy in light of the Uzans' (the family which controls Telsim) repeated decisions to violate court orders.

        Guarantees of Third-Party Debt:    In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing from banks and other sources to fund equipment purchases and working capital. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $44 million at September 27, 2003, as compared to $50 million at December 31, 2002. Customer borrowings outstanding under these guaranteed third-party loan arrangements were $44 million at September 27, 2003, as compared to $50 million at December 31, 2002.

        The Company evaluates its contingent obligations under these financial guarantees by assessing the customer's financial status, account activity and credit risk, as well as the current economic conditions and historical experience. The $44 million of guarantees discussed above is comprised of guarantees for two customers in the amounts of $29 million and $15 million and are now both scheduled to expire in 2005. Management's best estimate of probable losses of unrecoverable amounts, should these guarantees be called, was $27 million at September 27, 2003 as compared to $25 million at December 31, 2002.

        Sales of Receivables and Loans:    From time to time, the Company sells short-term receivables and long-term loans to third parties in transactions that qualify as "true-sales". Certain of these receivables are sold through a separate legal entity, Motorola Receivables Corporation ("MRC"). MRC is a special purpose entity and the financial results for MRC are fully consolidated in the Company's financial statements. This receivables funding program is, in turn, administered through separate multi-seller commercial paper conduits. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", these conduits are variable interest entities. However, the Company has concluded that it is not the primary beneficiary of these entities and will not be required to consolidate them under Interpretation 46.

        As of December 31, 2002, the Motorola Receivables Corporation ("MRC") short-term receivables program provided for up to $400 million of short-term receivables to be outstanding with third parties at any time. In February 2003, the MRC short-term receivables program was amended and the level of allowable outstanding short-term receivables was increased to $425 million. Total receivables sold through the MRC short-term program were $204 million and $219 million for the three months ended September 27, 2003 and September 28, 2002, respectively, and $588 million and $752 million for the nine months ended September 27, 2003 and September 28, 2002, respectively. There were approximately $161 million of short-term receivables outstanding under the MRC short-term receivables program at September 27, 2003, compared to $240 million outstanding at December 31, 2002.

        In addition to the MRC short-term receivables program, the Company also sells other short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $587 million and $672 million during the three months ended September 27, 2003 and September 28, 2002, respectively and $1.9 billion and $2.2 billion during the nine months ended September 27, 2003 and September 28, 2002, respectively. There were approximately $821 million of short-term receivables outstanding under these arrangements at September 27, 2003, compared to $802 million outstanding at December 31, 2002. The Company's total credit exposure to outstanding short-term receivables that have been sold was $24 million at September 27, 2003, compared to $40 million at December 31, 2002. The Company had reserves of $13 million recorded for potential losses pursuant to this credit exposure at September 27, 2003, compared to $19 million recorded at December 31, 2002.

        Prior to 2002, the Company had sold a limited number of long-term receivables to an independent third party through Motorola Funding Corporation ("MFC"). In connection with the sale of long-term receivables, the Company retained obligations for the servicing, administering and collection of receivables sold. In May 2003, the Company voluntarily terminated the program for the sale of long-term receivables through MFC. In light of the significant decrease in long-term financing provided by the Company to customers in recent years, no long-term receivables were sold through this program in 2002 or 2003 and the benefits from maintaining the program no longer exceeded the costs. To effect this termination, the Company purchased all outstanding long-term receivables previously sold to, and held by, the independent third party and terminated the credit insurance related to these long-term receivables. Accordingly, at September 27, 2003, the Company had no finance receivables outstanding under this program.

Iridium Program

        A committee of unsecured creditors (the "Creditors Committee") of Iridium LLC and its operating subsidiaries (collectively "Old Iridium"), was, over objections by Motorola, granted leave by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") to file a complaint on Old Iridium's behalf against Motorola. In March 2001, the Bankruptcy Court approved a settlement between the Creditors Committee and Old Iridium's secured creditors that provides for the creation of a litigation fund to be used in pursuit of the claims against Motorola. In July 2001, the Creditors Committee filed its complaint against Motorola in Bankruptcy Court on behalf of Old Iridium's debtors and estates, seeking in excess of $4 billion in damages. Discovery in this case is ongoing.

        Motorola has been named as one of several defendants in putative class action securities lawsuits pending in the District of Columbia arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business. The plaintiffs seek an unspecified amount of damages. In March 2001, the federal district court consolidated the various securities cases under Freeland v. Iridium World Communications, Inc., et al., originally filed in April 1999. Motorola moved to dismiss the plaintiffs' complaint in July 2002, and that motion has not yet been decided. Plaintiffs have filed a motion for partial summary judgment, which is also pending.

        In September 2002, Iridium India Telecom Ltd. ("Iridium India") filed a civil suit in the Bombay High Court against Motorola and Iridium LLC. The suit alleges fraud, intentional misrepresentation and negligent misrepresentation by Motorola and Iridium LLC in inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for

Iridium services in India. Iridium India claims in excess of $200 million in damages and interest. In August 2003, the court denied appeals by Iridium India seeking interim relief for a freeze on Motorola assets in India. Iridium India has filed another appeal on its motions for a freeze order on Motorola assets in India. In addition, in October 2001, the Iridium India investors filed a suit against Motorola, and certain current and former Motorola officers, in an India court under the India Penal Code, claiming cheating and conspiracy in connection with investments in Old Iridium and the purchase of gateway equipment. Under Indian law, if Iridium India were successful in the suit, Iridium India could recover compensation of the alleged financial losses. In August 2003, the Bombay High Court granted Motorola's petition to dismiss the criminal action as to Motorola and the individual defendants.

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

        The Company had reserves related to the Iridium program of $68 million and $152 million at September 27, 2003 and December 31, 2002, respectively. These reserves are included in Accrued Liabilities in the condensed consolidated balance sheets. The $84 million reduction in the reserve balance is comprised of $25 million in cash payments, of which $12 million relates to the Chase settlement agreement, and $59 million for the reduction of reserves after reassessment in light of the wind-down of the program and the settlement agreement reached with Chase. The remaining reserve balance of $68 million at September 27, 2003 relates primarily to termination claims and the settlement of remaining obligations. In addition to the amounts disclosed above, for the three months and nine months ended September 27, 2003, Motorola recognized $8 million of income and $41 million of income, respectively, for the sale of Iridium-related assets previously written down.

Segment Information

        The following commentary should be read in conjunction with the financial results of each reporting segment for the three months and nine months ended September 27, 2003 as detailed in Note 8, "Segment Information," of the Company's condensed consolidated financial statements.

        Orders, net sales, and operating results for the Company's major operations for the three months and nine months ended September 27, 2003 and September 28, 2002 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs. Beginning in 2004, the Company will no longer be reporting order information for its major operating segments. Changes in business process cycle times have reduced the usefulness of order reporting as an indicator of the next quarter's sales.

        For each of its major operating segments, the Company is only providing sales and earnings guidance for the fourth quarter of 2003 and is not providing or reaffirming sales and earnings guidance for any future periods. Any previous sales and earnings guidance provided by the Company in its SEC filings for any of the Company's operating segments should no longer be relied upon. In addition to sales and earnings guidance, the Company has previously provided forecasts for the growth rates in the end markets served by certain of its operating segments, as well as other specific segment-related guidance. Any previous guidance provided by the Company in its SEC filings relating to these items should no longer be relied upon.

Personal Communications Segment

        The Personal Communications segment (PCS) designs, manufactures, sells and services wireless subscriber equipment, including wireless handsets and personal two-way radios, with related software and accessory products. For the third quarter of 2003 and 2002, PCS net sales represented 43% and 42% of the Company's consolidated net sales, respectively. For the first nine months of both 2003 and 2002, PCS net sales represented 40% of the Company's consolidated net sales.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
Orders	$3,700	$2,565	44%	$8,451	$7,817	8%
Segment net sales	$2,924	$2,715	8%	$7,702	$7,805	(1)%
Operating earnings	$147	$241	(39)%	$352	$209	68%

Three months ended September 27, 2003 compared to three months ended September 28, 2002

        In the third quarter of 2003, segment net sales increased 8% to $2.9 billion, compared to $2.7 billion in the third quarter of 2002, and orders increased 44% to $3.7 billion, compared to $2.6 billion in the third quarter of 2002. The increase in sales was primarily driven by increased demand for handsets in the Americas, where sales were up 27%. This increase was offset by decreases in sales in Asia and Europe, where sales were down 21% and 7%, respectively. Competition remained intense in China, the world's largest handset market, where Motorola remained the market-share leader despite a decrease in market share. The increase in sales and orders in the third quarter of 2003 occurred despite the absence of sales and orders associated with the former paging business, the phase out of which was completed in the fourth quarter of 2002. In the third quarter of 2002, net sales for the paging business were $43 million and orders were $3 million.

        Segment unit shipments in the third quarter of 2003 were 20.2 million, up 19% from 17.0 million units in the third quarter of 2002. Unit shipment growth was higher than sales growth because of a decline in average selling prices (ASPs). The segment's ASPs were down 8% in the third quarter of 2003 compared to the third quarter of 2002. This indicates a shift in product mix during the quarter toward lower-priced handsets and reflects the fact that the segment's broader portfolio of lower-priced handset models continue to be well received by wireless service providers and consumers. The ASP decline was also driven by unusually high sales of end-of-life products during the third quarter of 2003. Sales of these products generate a lower gross margin and had ASPs that were far lower than those of other handsets sold during the quarter. The Company expects the volume of sales of end-of-life products to decrease in the fourth quarter of 2003 compared to the third quarter of 2003. The 8% decline in ASPs is relatively reflective of historical reductions in selling prices. Over the last 5 years, the segment's ASPs have declined an average of 10% to 15% per year.

        PCS's primary technologies are: (i) Global System for Mobile Communications (GSM), (ii) Code Division Multiple Access (CDMA), (iii) Time Division Multiple Access (TDMA), and (iv) iDEN® integrated digital enhanced network. In the third quarter of 2003 compared to the third quarter of 2002, sales were up 6% in GSM, up 16% in CDMA, down 9% in TDMA, and up 16% in iDEN.

        The segment's operating earnings in the third quarter of 2003 were $147 million, compared to operating earnings of $241 million in the third quarter of 2002. The decline in operating earnings was primarily due to: (i) a decrease in gross margin, reflecting the decline in ASPs, (ii) an increase in R&D costs as a percentage of sales, and (iii) reorganization of business charges in the third quarter of 2003. In the third quarter of 2003, the segment recorded net reorganization of business charges of $18 million, consisting primarily of: (i) a net charge of $9 million for employee severance costs, and (ii) a net charge of $10 million related to fixed asset impairments which relate primarily to the planned sale of a manufacturing facility in Mexico and the planned exit of certain manufacturing activities in Germany. In conjunction with the exit of certain manufacturing activities in Germany, the Company will incur future employee severance charges. In the third quarter of 2002, the segment reduced $16 million of reorganization of business accruals no longer needed, primarily attributed to the redeployment of previously impaired fixed assets.

Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

        In the first nine months of 2003, segment net sales decreased 1% to $7.7 billion, compared to $7.8 billion in the first nine months of 2002, and orders increased 8% to $8.5 billion, compared to $7.8 billion in the first nine months of 2002.

        On a geographic basis, in the first nine months of 2003 compared to the first nine months of 2002, sales in the Americas were up 33%, reflecting a sharp increase in unit shipments, partially offset by a decrease in ASPs. Sales in Asia and Europe were down 45% and 12%, respectively. Sales in Asia were down due to a decrease in unit shipments, primarily due to the impact of increased competition in China and the impact of Severe Acute Respiratory Syndrome (SARS) in the first half of 2003.

        The overall decrease in sales for the first nine months of 2003 can be primarily attributed to the absence of sales from the exited paging business, which had $167 million of sales during the first nine months of 2002, before being phased out. Orders for the first nine months of 2003 increased despite the absence of orders from the paging business, the phase out of which was completed in the fourth quarter of 2002, which had $156 million of orders during the first nine months of 2002.

        Segment unit shipments in the first nine months of 2003 were 52.8 million, up 10% from 47.9 million units in the first nine months of 2002. Unit shipment growth was higher than sales growth because of the decline in ASPs. The segment's ASPs were down 10% in the first nine months of 2003 compared to the first nine months of 2002. This indicates a shift in product mix during the period toward lower-priced handsets and reflects the fact that the segment's broader portfolio of lower-priced handset models has been well received by wireless service providers and consumers. The 10% decline in ASPs is reflective of historical reductions in selling prices. Over the last 5 years, the segment's ASPs have declined an average of 10% to 15% per year.

        In the first nine months of 2003 compared to the first nine months of 2002, sales were down 16% in GSM, up 5% in CDMA, up 39% in TDMA and up 11% in iDEN.

        The segment's operating earnings in the first nine months of 2003 were $352 million, compared to operating earnings of $209 million in the first nine months of 2002. The improvement in operating results was primarily due to charges that occurred in the first nine months of 2002 that did not occur in the first nine months of 2003, including: (i) a $147 million charge, primarily related to fixed asset impairments for the shut down of an engineering and distribution center in Harvard, Illinois, (ii) a $125 million charge related to a potentially uncollectable finance receivable from Telsim, and (iii) a net charge of $52 million for employee severance costs, primarily related to direct labor employees in the Harvard, Illinois facility. The improvement in operating results from the absence of these charges was partially offset by the decrease in net sales and an increase in R&D costs.

PCS Fourth Quarter of 2003 Outlook

        For the fourth quarter of 2003, the segment expects sales to increase by less than 5% compared to the fourth quarter of 2002 and to increase by 15% to 20% compared to the third quarter of 2003. The expected increase is anticipated to be driven by the introduction of new products, including a number of mid-tier and high-tier handsets. During the fourth quarter, the segment expects to launch at least 18 new products—including 15 handsets featuring color displays, with eight of those models featuring integrated cameras. ASPs are expected to increase sequentially in the fourth quarter of 2003 compared to the third quarter of 2003 due to a higher percentage of mid-tier and high-tier handsets, as well as a decrease in sales of end-of-life products. The segment expects operating earnings in the fourth quarter of 2003 to be roughly equal to operating earnings in the fourth quarter of 2002.

Semiconductor Products Segment

        The Semiconductor Products segment (SPS) designs, produces and sells embedded processors for customers serving the wireless, networking and automotive markets and for standard products. For the third quarter of 2003 and 2002, SPS net sales represented 18% and 20% of the Company's consolidated net sales, respectively. For the first nine months of 2003 and 2002, SPS net sales represented 18% and 19% of the Company's consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
Orders	$1,409	$1,310	8%	$3,554	$3,979	(11)%
Segment net sales	$1,225	$1,275	(4)%	$3,491	$3,658	(5)%
Operating earnings (loss)	$(76)	$13	***	$(322)	$(1,533)	79%

***
Percent change not meaningful

Three months ended September 27, 2003 compared to three months ended September 28, 2002

        In the third quarter of 2003, segment net sales decreased 4% to $1.2 billion, compared to $1.3 billion in the third quarter of 2002, and orders increased 8% to $1.4 billion, compared to $1.3 billion in the third quarter of 2002. The decline in sales was primarily due to increased competition and decreased expenditures by customers in the segment's networking and wireless markets.

        On an end-market basis, in the third quarter of 2003 compared to the third quarter of 2002, sales were down 8% in the Networking and Computing Systems group, down 7% in the Wireless and Mobile Systems group and flat in the Transportation and Standard Products group.

        On a geographic basis, in the third quarter of 2003 compared to the third quarter of 2002, sales were down 23% in the Americas, up 7% in Europe and up 12% in Asia.

        The segment had an operating loss of $76 million in the third quarter of 2003, compared to operating earnings of $13 million in the third quarter of 2002. The decline in operating results was due to: (i) the decline in sales volume, (ii) a decline in gross margin as a percentage of sales, primarily related to reduced factory utilization, and (iii) net reorganization of business charges of $21 million, representing $33 million of employee severance charges offset by a $12 million reversal of reserves previously established to cover decommissioning costs.

        Capital expenditures in the third quarter of 2003 were $87 million, or 7.1% of the segment's net sales, compared to $62 million, or 4.9% of net sales, in the third quarter of 2002.

Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

        In the first nine months of 2003, segment net sales decreased 5% to $3.5 billion, compared to $3.7 billion in the first nine months of 2002, and orders decreased 11% to $3.6 billion, compared to $4.0 billion in the first nine months of 2002. The decline in sales and orders was primarily due to increased competition and decreased expenditures by customers in the segment's networking and wireless markets.

        On an end-market basis, in the first nine months of 2003 compared to the first nine months of 2002, sales were down 12% in the Networking and Computing Systems group, down 10% in the Wireless and Mobile Systems group and up 2% in the Transportation and Standard Products group.

        On a geographic basis, in the first nine months of 2003 compared to the first nine months of 2002, sales were down 21% in the Americas, up 14% in Europe and up 2% in Asia.

        The segment had an operating loss in the first nine months of 2003 of $322 million, compared to an operating loss of $1.5 billion in the first nine months of 2002. The improvement in operating results was primarily due to charges that occurred in the first nine months of 2002 that did not occur in the first nine months of 2003. The charges in the first nine months of 2002 primarily consisted of: (i) $1.1 billion of asset impairment charges related to facilities in Arizona, China and Scotland, (ii) $80 million for repayments of incentives, and (iii) a net charge of $18 million related to employee severance costs. Additional improvements in operating results in the first nine months of 2003 reflect benefits from cost-reduction activities, including: (i) a reduced number of manufacturing locations, and (ii) a reduced break-even sales level, partially offset by the decrease in sales and lower factory utilization.

        Capital expenditures in the first nine months of 2003 were $242 million, or 6.9% of the segment's net sales, compared to $132 million, or 3.7% of net sales in the first nine months of 2002. The increase is primarily related to the segment's partnership with ST Microelectronics and Philips to develop advanced CMOS (Complementary Metal Oxide Semiconductor) process technology. The segment's emphasis in making capital expenditures is to focus on strategic investment driven by customer demand and new design capability.

        The segment continues to implement its "asset light" business model, which is aimed at achieving substantial improvements in future profitability and cash flow performance by: (i) improving asset efficiency, (ii) maximizing the return on R&D expenditures, and (iii) reducing the segment's historical ratio of capital expenditures to sales. One focus of the segment's "asset light" business model has been to replace internal manufacturing capacity by outsourcing an increasing percentage of production to foundries and contract houses. At the beginning of 2003, the segment had 12 manufacturing facilities, 9 of which were wafer fabrication facilities. The segment closed a back-end manufacturing facility in Texas in the first quarter of 2003 and closed a wafer fabrication facility in Scotland in the second quarter of 2003. Accordingly, SPS has reduced its total manufacturing facilities to 10, of which 8 are wafer fabrication facilities.

SPS Fourth Quarter of 2003 Outlook

        For the fourth quarter of 2003, the segment expects sales to decrease 5% to 10% compared to the fourth quarter of 2002 and to increase by less than 5% compared to the third quarter of 2003. The expected decrease in sales compared to the fourth quarter of 2002 reflects the continuing decrease in expenditures by customers in the telecommunications market, as well as increased competition in the wireless handset market. As a result of lower sales, the segment expects to break even in the fourth quarter of 2003, compared to generating operating earnings in the fourth quarter of 2002.

Recent Developments

        In early October, shortly after the close of the quarter, the Company announced that it intends to move its semiconductor operations into a separate, publicly-traded company. The Company announced that it is considering an initial public offering of a portion of SPS, followed by a distribution of remaining shares to shareholders in a tax-free manner, subject to Motorola board approval, favorable market conditions, regulatory approvals and other customary conditions.

        In late October, the Company announced the signing of an agreement to enter into a strategic relationship with Semiconductor Manufacturing International Corporation (SMIC), one of the largest semiconductor foundries in China. In connection with the transaction, Motorola will transfer its MOS-17 wafer fabrication ("fab") facility in Tianjin, China to SMIC, in exchange for SMIC shares. The closing of the transaction will not occur until requisite closing conditions have been met.

Global Telecom Solutions Segment

        The Global Telecom Solutions segment (GTSS) designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. GTSS provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, and third-party switching for Code Division Multiple Access (CDMA), Global System for Mobile Communications (GSM), iDEN® integrated digital enhanced network, and Universal Mobile Telecommunications Systems (UMTS) technologies. For the third quarter of 2003 and 2002, GTSS net sales represented 15% and 16% of the Company's consolidated net sales, respectively. For the first nine months of 2003 and 2002, GTSS net sales represented 16% and 17% of the Company's consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
Orders	$1,099	$895	23%	$2,964	$3,278	(10)%
Segment net sales	$1,054	$1,029	2%	$3,052	$3,376	(10)%
Operating earnings (loss)	$61	$(22)	***	$109	$(599)	***

***
Percent change not meaningful

Three months ended September 27, 2003 compared to three months ended September 28, 2002

        In the third quarter of 2003, segment net sales increased 2% to $1.1 billion, compared to $1.0 billion in the third quarter of 2002, and orders increased 23% to $1.1 billion, compared to $895 million in the third quarter of 2002. The increase in total orders reflects increased orders in all regions.

        On a geographic basis, in the third quarter of 2003 compared to the third quarter of 2002, sales were up 4% in the Americas, up 21% in Europe and down 4% in Asia.

        The segment had operating earnings of $61 million in the third quarter of 2003, compared to an operating loss of $22 million in the third quarter of 2002. The increase in operating earnings was related to: (i) a decrease in R&D expenditures, (ii) an increase in gross margin as a percentage of sales, and (iii) reorganization of business charges in the third quarter of 2002 that did not occur in the third quarter of 2003. In the third quarter of 2002, the segment had reorganization of business charges of $27 million, which consisted of a $22 million net charge for employee severance costs and a $5 million charge for fixed asset impairments. In the third quarter of 2003, the segment had net reversals of $6 million in accruals for employee severance costs that were no longer needed.

Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

        In the first nine months of 2003, segment net sales decreased 10% to $3.1 billion, compared to $3.4 billion in the first nine months of 2002, and orders decreased 10% to $3.0 billion, compared to $3.3 billion in the first nine months of 2002. The decline in sales and orders is indicative of conditions in the overall wireless infrastructure industry, which continues to be impacted by a decline in capital expenditures by wireless service providers in all regions of the world.

        On a geographic basis, in the first nine months of 2003 compared to the first nine months of 2002, sales were down 7% in the Americas, up 6% in Europe and down 16% in Asia.

        The segment had operating earnings of $109 million in the first nine months of 2003, compared to an operating loss of $599 million in the first nine months of 2002. The increase in operating earnings was primarily due to charges that occurred in the first nine months of 2002 that did not occur in the first nine months of 2003. The 2002 charges primarily were: (i) a $401 million charge for a potentially uncollectable finance receivable from Telsim, (ii) a $101 million net charge for employee severance costs, and (iii) a $55 million charge for exit costs related to a lease cancellation. In the first nine months of 2003, the segment had $32 million in net reversals of accruals for reorganization of business charges, consisting primarily of reversals of: (i) $23 million related to employee severance, (ii) $6 million related to fixed asset impairments, and (iii) $3 million related to exit costs, offset by a $32 million charge for in-process research and development charges related to the Winphoria acquisition. Additionally, the 2003 operating earnings reflect a decrease in R&D expenditures and an increase in gross margin as a percentage of sales.

GTSS Fourth Quarter of 2003 Outlook

        For the fourth quarter of 2003, the segment expects sales to be roughly equal to sales in the fourth quarter of 2002 and up 15% to 20% compared to sales in the third quarter of 2003. The segment expects operating earnings in the fourth quarter of 2003, compared to an operating loss in the fourth quarter of 2002, primarily due to benefits from continuing cost-reduction efforts.

Commercial, Government and Industrial Solutions Segment

        The Commercial, Government and Industrial Solutions segment (CGISS) designs, manufactures, sells, installs and services analog and digital two-way radio voice and data products, systems and solutions to a wide range of public-safety, government, utility, transportation and other worldwide enterprise markets. For the third quarter of 2003 and 2002, CGISS net sales represented 15% and 14% of the Company's consolidated net sales, respectively. For the first nine months of 2003 and 2002, CGISS net sales represented 15% and 13% of the Company's consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
Orders	$1,037	$997	4%	$2,927	$2,724	7%
Segment net sales	$1,035	$884	17%	$2,894	$2,575	12%
Operating earnings	$146	$50	***	$322	$124	***

***
Percent change not meaningful

Three months ended September 27, 2003 compared to three months ended September 28, 2002

        In the third quarter of 2003, segment net sales increased 17% to $1.0 billion, compared to $884 million in the third quarter of 2002, and orders increased 4% to $1.0 billion, compared to $997 million in the third quarter of 2002. The increase in sales and orders primarily reflects increased spending by government customers due to activity in homeland security initiatives and reflects sales growth in the Americas and Europe.

        On a geographic basis, in the third quarter of 2003 compared to the third quarter of 2002, sales were up 20% in the Americas, up 17% in Europe and flat in Asia. Net sales in the Americas accounted for 72% of the segment's total net sales in the third quarter of 2003, compared to 70% in the third quarter of 2002.

        The segment's operating earnings increased to $146 million in the third quarter of 2003, compared to operating earnings of $50 million in the third quarter of 2002. The increase in earnings was due primarily to: (i) the increase in sales volumes, (ii) an improved gross margin as a percentage of sales due to a favorable product mix, (iii) decreased SG&A costs as a percentage of sales due to higher sales and benefits from previous restructuring actions, and (iv) reduced reorganization of business charges. In the third quarter of 2003, the segment recorded net reorganization of business charges of $6 million, consisting primarily of segment-wide employee severance costs. In the third quarter of 2002, the segment recorded net reorganization of business charges of $26 million, primarily consisting of a $27 million charge for employee severance costs related to a facility in Germany.

Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

        In the first nine months of 2003, segment net sales increased 12% to $2.9 billion, compared to $2.6 billion in the first nine months of 2002, and orders increased 7% to $2.9 billion, compared to $2.7 billion in the first nine months of 2002. The increase in sales and orders primarily reflects increased spending by government customers due to activity in homeland security initiatives and reflects sales growth in the Americas and Europe.

        On a geographic basis, in the first nine months of 2003 compared to the first nine months of 2002, sales were up 17% in Europe, up 13% in the Americas and down 4% in Asia. Net sales in the Americas accounted for 70% of the segment's total net sales in the first nine months of 2003, compared to 69% in the first nine months of 2002.

        The segment's operating earnings increased to $322 million in the first nine months of 2003, compared to operating earnings of $124 million in the first nine months of 2002. The increase in earnings was due primarily to: (i) the increase in sales, (ii) an improved gross margin as a percentage of sales due to a favorable product mix, (iii) decreased SG&A costs as a percentage of sales due to higher sales and benefits from previous restructuring actions, and (iv) reduced reorganization of business charges. For the first nine months of 2003, the segment recorded net reorganization of business charges of $24 million, consisting of $27 million in employee severance costs, partially offset by a reduction in other reorganization of business accruals. In the first nine months of 2002, the segment recorded net reorganization of business charges of $64 million, consisting of $69 million in employee severance costs, partially offset by a reduction in other reorganization of business accruals.

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

CGISS Fourth Quarter of 2003 Outlook

        For the fourth quarter of 2003, the segment expects sales to increase less than 5% compared to the fourth quarter of 2002 and to increase 15% to 20% compared to the third quarter of 2003. The expected increase in sales is due to continued growth in customer spending relating to homeland security programs. Despite the increase in sales, the segment expects operating earnings in the fourth quarter of 2003 to be approximately equal to operating earnings in the fourth quarter of 2002, primarily because the fourth quarter of 2002 included a net reversal of reorganization of business accruals of $19 million.

Integrated Electronic Systems Segment

        The Integrated Electronic Systems segment (IESS) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics products, (iii) portable energy storage products and systems, and (iv) multi-function embedded board and computer system products. For the third quarter of both 2003 and 2002, IESS net sales represented 8% of the Company's consolidated net sales. For the first nine months of both 2003 and 2002, IESS net sales also represented 8% of the Company's consolidated net sales.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
Orders	$613	$562	9%	$1,656	$1,694	(2)%
Segment net sales	$559	$544	3%	$1,596	$1,619	(1)%
Operating earnings	$25	$28	(11)%	$95	$26	***

***
Percent change not meaningful

Three months ended September 27, 2003 compared to three months ended September 28, 2002

        In the third quarter of 2003, segment net sales increased 3% to $559 million, compared to $544 million in the third quarter of 2002, and orders increased 9% to $613 million, compared to $562 million in the in the third quarter of 2002.

        There are three primary business groups within the IESS segment: (i) the Automotive Communications and Electronic Systems Group (ACES), (ii) the Energy Systems Group (ESG), and (iii) the Motorola Computer Group (MCG). In the third quarter of 2003, ACES, ESG and MCG represented 61%, 24% and 15% of the segment's net sales, respectively, compared to 62%, 27% and 11% of the segment's net sales, respectively, in the third quarter of 2002.

        Comparing the third quarter of 2003 to the third quarter of 2002: ACES sales were up 2% and ACES orders were up 12%, primarily due to new product introductions; ESG sales were down 7%, primarily due to competitive price reductions, and ESG orders were up 3%; and MCG sales were up 31% and MCG orders were up 10%, primarily due to increased demand in the medical and telecommunications industries.

        The segment had operating earnings of $25 million in the third quarter of 2003, compared to operating earnings of $28 million in the third quarter of 2002. The small decline in operating results was primarily due to net charges for reorganization of business costs. In the third quarter of 2003, the segment recorded net reorganization of business costs of $10 million, which was related to employee severance costs. In the third quarter of 2002, the segment reversed $1 million of reorganization of business accruals related to severance.

Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

        In the first nine months of 2003, segment net sales decreased 1% to $1.6 billion, compared to $1.6 billion in the third quarter of last year, and orders decreased 2% to $1.7 billion, compared to $1.7 billion in the third quarter of last year.

        In the first nine months of 2003, ACES, ESG and MCG represented 64%, 22% and 14% of the segment's net sales, respectively, compared to 60%, 28% and 12% of the segment's net sales, respectively, in the first nine months of 2002.

        Comparing the first nine months of 2003 to the first nine months of 2002: ACES sales were up 6% and ACES orders were up 3%, primarily due to new product introductions; ESG sales were down 23% and ESG orders were down 22%, primarily due to competitive price reductions; and MCG sales were up 12% and MCG orders were up 17%, primarily due to increased demand in the medical and telecommunications industries and temporary supply-chain adjustments.

        The segment had operating earnings of $95 million in the first nine months of 2003, compared to operating earnings of $26 million in the first nine months of 2002. The increase in operating earnings was primarily due to: (i) charges that occurred in the first nine months of 2002 that did not occur in the first nine months of 2003, and (ii) decreased SG&A costs as a percentage of sales, reflecting benefits from prior restructuring actions. In the first nine months of 2002, the segment recorded: (i) a $22 million charge for various fixed asset impairments, (ii) a $21 million charge for segment-wide employee separation costs, and (iii) a $19 million charge for exit costs. In the first nine months of 2003, the segment had a net reversal of $3 million in reorganization of business costs.

IESS Fourth Quarter of 2003 Outlook

        For the fourth quarter of 2003, the segment expects sales to increase 5% to 10% compared to both the fourth quarter of 2002 and the third quarter of 2003. The segment also expects operating earnings to increase in the fourth quarter of 2003 compared to the fourth quarter of 2002 due to the increase in sales and benefits attributed to ongoing cost-reduction activities.

Broadband Communications Segment

        The Broadband Communications segment (BCS) designs, manufactures and sells a wide variety of broadband products for the cable television industry, including: (i) digital systems and set-top terminals for cable television networks, (ii) high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP)-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems for programmers, (v) direct-to-home (DTH) satellite networks and private networks for business communications, and (vi) digital broadcast products for the cable and broadcast industries. The primary distribution channel for these products is the network operator, although a small but growing segment of revenue is achieved from sales directly to consumers. For the third quarter of 2003 and 2002, BCS net sales represented 6% and 8% of the Company's consolidated net sales, respectively. For the first nine months of 2003 and 2002, BCS net sales also represented 6% and 8% of the Company's consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
Orders	$409	$385	6%	$1,211	$1,342	(10)%
Segment net sales	$421	$519	(19)%	$1,235	$1,598	(23)%
Operating earnings (loss)	$24	$66	(64)%	$88	$(183)	***

***
Percent change not meaningful

Three months ended September 27, 2003 compared to three months ended September 28, 2002

        In the third quarter of 2003, segment net sales declined 19% to $421 million, compared to $519 million in the third quarter of 2002, and orders increased 6% to $409 million, compared to $385 million in the third quarter of 2002. The decrease in sales was due primarily to the continuing decline in capital spending by cable service providers. The increase in orders was primarily related to the segment's short order cycle business model, which was in the midst of transition during the third quarter of 2002, having achieved a stable order pattern.

        In the third quarter of 2003, compared to the third quarter of 2002, sales of digital set-top boxes were down 37%. The decrease in sales was a result of a 24% decline in unit shipments and a decline in ASPs. The decline in unit shipments reflects the overall decline in set-top box industry sales and the segment retained its leading market share position. The decline in ASPs reflects overall product price reductions, as well as a shift in product mix towards less-expensive, lower-tier products.

        In the third quarter of 2003, compared to the third quarter of 2002, sales of cable modems were down 1%. The decrease in sales was due to lower ASPs, offset by a 32% increase in unit shipments.

        On a geographic basis, sales and orders in North America were 85% and 84%, respectively, of the segment total in the third quarter of 2003, compared to 85% and 91%, respectively, for the third quarter of 2002.

        The segment had operating earnings of $24 million in the third quarter of 2003, compared to operating earnings of $66 million in the third quarter of 2002. The decline in operating results was primarily due to the 19% decline in sales.

Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

        In the first nine months of 2003, segment net sales declined 23% to $1.2 billion, compared to $1.6 billion in the first nine months of 2002, and orders decreased 10% to $1.2 billion, compared to $1.3 billion in the first nine months of 2002. The decrease in sales and orders was due primarily to the continuing decline in capital spending by cable service providers.

        In the first nine months of 2003, compared to the first nine months of 2002, sales of digital set-top boxes were down 35%. The decrease in sales was a result of a 24% decline in unit shipments and a decline in ASPs. The decline in ASPs reflects overall product price reductions, as well as a shift in product mix towards less-expensive, lower-tier products.

        In the first nine months of 2003, compared to the first nine months of 2002, sales of cable modems were up 4%. The increase in sales was due to a 41% increase in unit shipments, partially offset by lower ASPs.

        On a geographic basis, sales and orders in North America were both 84% of the segment total for the first nine months of 2003, compared to 85% and 86%, respectively, for the first nine months of 2002.

        The segment had operating earnings of $88 million in the first nine months of 2003, compared to an operating loss of $183 million in first nine months of 2002. The improvement in operating results was primarily due to charges that occurred in the first nine months of 2002 that did not occur in the first nine months of 2003. For the first nine months of 2002, the segment recorded: (i) a $325 million charge for an intangible asset impairment of an intellectual property license, (ii) a $23 million charge for employee separation costs, and (iii) an $11 million charge for in-process research and development related to the acquisition of Synchronous, Inc., partially offset by the recognition of pension curtailment income related to the General Instrument pension plan. For the first nine months of 2003, the segment had a net reversal of reorganization of business accruals of $8 million, which consisted of the reversal of: (i) $6 million of accruals for employee severance, and (ii) $4 million of accruals for fixed asset impairments, offset by a net charge of $2 million for exit costs.

BCS Fourth Quarter of 2003 Outlook

        For the fourth quarter of 2003, the segment expects sales to decrease by less than 5% compared to the fourth quarter of 2002 and increase 10% to 15% compared to the third quarter of 2003. The segment expects operating earnings to decrease compared to the fourth quarter of 2002. The expected decrease in sales and operating earnings in the fourth quarter of 2003 compared to the fourth quarter of 2002 is primarily due to the reduction in ASPs on digital set-top boxes.

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

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 27, 2003	September 28, 2002	% Change	September 27, 2003	September 28, 2002	% Change
Segment net sales	$108	$120	(10)%	$302	$356	(15)%
Operating earnings (loss)	$(62)	$(49)	(27)%	$(70)	$(316)	78%

Three months ended September 27, 2003 compared to three months ended September 28, 2002

        In the third quarter of 2003, Other Products net sales declined 9% to $108 million, compared to $120 million in the third quarter of 2002.

        The segment incurred an operating loss of $62 million in the third quarter of 2003, compared to an operating loss of $49 million in the third quarter of last year. In the third quarter of 2002, the segment recorded net reversals of reorganization of business accruals consisting primarily of reversals of: (i) $60 million for Iridium vendor termination settlements and the related reduction of accruals no longer needed, and (ii) $24 million for the reduction of accruals no longer needed due to the settlement of certain environmental claims. In the third quarter of 2003, the segment recorded reorganization of business net reversals of $6 million.

Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

        In the first nine months of 2003, Other Products net sales declined 15% to $302 million, compared to $356 million in the third quarter of 2002.

        The segment incurred an operating loss of $70 million in the first nine months of 2003, compared to an operating loss of $316 million in the first nine months of 2002. The improvement in operating results was primarily due to: (i) a $273 million reduction in SG&A expenditures, (ii) a $57 million reduction in reorganization of business charges, and (iii) a $43 million reduction in R&D expenditures, partially offset by the decrease in sales and gross margin.

Significant Accounting Policies and Critical Estimates

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

  •
  Restructuring activities

  •
  Allowance for losses on finance receivables

  •
  Retirement-related benefits

  •
  Long-term contract accounting

  •
  Deferred tax asset valuation

  •
  Inventory valuation reserves

        In the first nine months of 2003, there has been no change in the significant judgements and estimates inherent in the critical accounting policies identified above. With the exception of valuation of investments and long-lived assets, there has been no significant change in the underlying accounting assumptions and estimates used in the above critical accounting policies.

Valuation of Investments and Long-Lived Assets

        The Company assesses the impairment of investments and long-lived assets, which includes identifiable intangible assets, goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include: (i) underperformance relative to historical or projected future operating results, (ii) changes in the manner of use of the assets or the strategy for our overall business, (iii) negative industry or economic trends, (iv) declines in stock price of an investment for a sustained period, and (v) our market capitalization relative to net book value.

        When the Company determines that the carrying value of intangible assets, goodwill and other long-lived assets may not be recoverable, an impairment charge is recorded. Impairment is generally measured based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

        At September 27, 2003 and December 31, 2002, the net book value of these assets were as follows (in millions):

	September 27, 2003	December 31, 2002
Property, plant and equipment	$5,336	$6,104
Investments	2,615	2,053
Intangible assets	255	232
Goodwill	1,496	1,375

Total	$9,702	$9,764

        For the nine months ended September 27, 2003, net asset write-down charges were $36 million and primarily related to certain buildings and equipment that were deemed to be impaired, primarily in the Semiconductor Products segment, the Personal Communication segment and General Corporate. These charges were partially offset by revisions to prior asset write-downs, primarily for reserves previously established to cover decommissioning costs which are no longer needed due to the sale or exit of the facility by the Semiconductor Products segment, as well as for the correction in classification of assets the Company intends to use which were previously classified as held-for-sale.

        Investment impairment charges for the nine months ended September 27, 2003 were $78 million and were primarily comprised of a $29 million charge to write down to zero the Company's debt security holding in a European cable operator and other cost-based investment write-downs.

        The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.

Recent Accounting Pronouncements

        In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". Statement 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. The Company adopted Statement 150 on July 1, 2003, and as a result the Company has reclassified $486 million of TOPrS to Long-Term Debt within the condensed consolidated balance sheet as of September 27, 2003. However, Statement 150 does not permit the reclassification of the TOPrS into Long-Term Debt in financial statements prior to the effective date. Accordingly, the December 31, 2002 Long-Term Debt balance excludes TOPrS.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation". Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted the disclosure provisions of this statement in December 2002.

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

        In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation requires the Company to recognize a liability for the fair value of certain guarantees issued or modified after December 31, 2002. In addition, certain disclosures are required for the nature of the guarantees, the maximum potential future payments that could be required under the guarantees, and the current liability recorded for these guarantees. The Company adopted this statement January 1, 2003 with no material effect on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46 requires "variable interest entities" as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity's primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

        The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. The Company is not the primary beneficiary of any variable interest entity created after January 31, 2003 nor does the company have a significant variable interest in a variable interest entity created after January 31, 2003.

        For variable interest entities that existed prior to February 1, 2003, the consolidation requirements were initially effective for reporting periods beginning after June 15, 2003. On October 9, 2003, the FASB Staff issued Position No. FIN46-6 which delayed the effective date of consolidation provisions of

Interpretation 46 for variable interest entities created before February 1, 2003 if the reporting entity had not yet issued financial statements reporting the variable interest entities in accordance with the consolidation provisions of Interpretation 46. The new effective date is for reporting periods ending after December 15, 2003. The Company will apply the provisions of FIN 46 to variable interest entities created before February 1, 2003 as of December 31, 2003.

        Despite the deferral provisions, the Company has substantially completed its evaluation of variable interest entities created before February 1, 2003. Although this evaluation is not complete, based on the available information that the Company has to date, the Company does not believe that the adoption of FIN 46 will have a material impact on the Company's financial position, results of operations or cash flows.

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

        At September 27, 2003 and December 31, 2002, the Company had net outstanding foreign exchange contracts totaling $2.3 billion and $2.1 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of September 27, 2003 and December 31, 2002:

Buy (Sell)	September 27, 2003	December 31, 2002
Chinese Renminbi	(500)	(702)
British Pound	(358)	(323)
Canadian Dollar	296	251
Euro	(287)	(90)
Brazilian Real	(146)	(100)

Interest Rates

        At September 27, 2003, the Company's short-term debt consisted primarily of $504 million of commercial paper, priced at short-tem interest rates. The Company had $7.9 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates. To change the characteristics of a portion of these interest rate payments, the Company has entered into a number of interest rate swaps.

        In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays debt and credit facilities for which interest rate swaps have been entered into at September 27, 2003:

Date Executed	Principal Amount Hedged (in millions)	Underlying Debt Instrument
September, 2003	$725	7.625% debentures due 2010
September, 2003	600	8.0% notes due 2011
May, 2003	200	6.5% notes due 2008
May, 2003	325	5.8% debentures due 2008
May, 2003	475	7.625% debentures due 2010
March, 2002	1,400	6.75 debentures due 2006
March, 2002	300	7.6% notes due 2007

	$4,025

        In addition, in June 1999, the Company's finance subsidiary entered into interest rate swaps to change the characteristics of interest rate payments on all $500 million of its 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to match the funding with its underlying assets.

        The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 2.7% for the three months ended September 27, 2003. The fair value of all interest rate swaps at September 27, 2003 and December 31, 2002 was $151 million and $212 million, respectively. Except for these interest rate swaps the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at September 27, 2003 and December 31, 2002.

        The Company designates its interest rate hedge arrangements as hedges for the underlying debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements.

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

  Investment Hedge

        In March 2003, the Company entered into three agreements to hedge up to 25 million shares of Nextel Communications, Inc. (Nextel) common stock. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract "floor" price. The three agreements are to be settled over periods of three, four and five years, respectively. Pursuant to these agreements and exclusive of any present value discount, the company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. As a result of the recent increase in the price of Nextel common stock, the Company has recorded a $139 million liability in Other Liabilities in the condensed consolidated balance sheet to reflect the fair value of the Nextel hedge.

Item 4.    Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Changes in internal control over financial reporting    There have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the date of the previously- mentioned evaluation.

        (c)    Limitations on the effectiveness of controls.    Our senior management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Business Risks

        Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included under the headings "Earnings Outlook for Fourth Quarter 2003," the "Fourth Quarter of 2003 Outlook" sections for each of the Company's segments and statements about: (1) future financial performance by the Company or any of its segments, including sales, orders and profitability, (2) effective tax rates, (3) future charges, payments, use of accruals and cost savings in connection with reorganization of businesses programs, (4) the Company's ability and cost to repatriate additional funds, (5) future contributions by the Company to its pension plans, (6) level of outstanding commercial paper borrowings, (7) the Company's ability to access the capital markets, (8) the impact on the Company from a change in credit ratings, (9) the Company's expectations for operating cash flow, (10) the outcome of ongoing and future proceedings relating to Iridium, (11) the adequacy of reserves relating to long-term finance receivables and other contingencies, (12) the outcome of pending litigation, (13) future spending by telecommunications service providers, (14) sales of end-of-life products by PCS in the fourth quarter of 2003, (15) the completion and/or impact of acquisitions or divestitures, (16) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (17) future hedging activity by the Company, (18) the ability of counterparties to financial instruments to perform their obligations, (19) the impact of recent accounting pronouncements on the Company, and (20) the proposed separation of SPS into a separate, publicly-traded company and the impact on SPS and Motorola.

        The Company wishes to caution the reader that the factors below and those on pages F-33 through F-40 of the appendix to the Company's Proxy Statement for its 2003 annual meeting of stockholders and in its other SEC filings could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) the rate of recovery in the overall economy and the uncertainty of current economic and political conditions, (2) the impact on our business from continuing hostilities in Iraq and increased conflict in other countries, (3) the impact of increased competition in the China handset market, (4) the Company's ability to effectively carry out planned cost-reduction actions and realize the savings expected from those actions, (5) the potential for unanticipated results from cost-reduction activities on the Company's performance, including productivity and the retention of key employees, (6) the lack of predictability of future operating results, (7) the general economic outlook for the telecommunications, semiconductor, broadband and automotive industries; (8) the Company's continuing ability to access the capital markets on favorable terms, (9) demand for the Company's products, including products related to new technologies, (10) risks related to dependence on certain key manufacturing supplies, (11) the Company's ability to continue to increase profitability and market share in its wireless handset business, (12) the Company's success in the 2.5G and 3G markets, (13) the impact of ongoing consolidations in the telecommunications and cable industries, (14) the demand for vendor financing and the Company's ability to provide that financing in order to remain competitive, (15) the creditworthiness of the Company's customers, especially purchasers of large infrastructure systems, (16) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including any relating to the Iridium project, (17) the levels at which design wins become actual orders and sales, (18) risks related to the Company's high volume of manufacturing in Asia, (19) the success of increased utilization of semiconductor foundries and contract houses for semiconductor manufacturing, (20) the success of alliances and agreements with other companies to develop new products, technologies and services, (21) the timely commercial availability of new products and services, (22) volatility in the market value of securities held by the Company, (23) difficulties in integrating the operations of newly-

acquired businesses and achieving strategic objectives, cost savings and other benefits, (24) the impact of foreign currency fluctuations, (25) changes regarding the actual or assumed performance of the Company's pension plan, (26) the impact of changes in governmental policies, laws or regulations, (27) the Company's ability to successfully complete the separation of its semiconductor activities into a separate, publicly-traded company in a timely and cost-effective manner, and (28) the satisfaction of numerous conditions to consummating the SPS separation transaction, some of which are outside of the Company's control.

MOTOROLA and the Stylized M Logo are registered in the U.S. Patent and Trademark Office. All other trademarks indicated as such herein are the property of their respective owners.

Iridium® is a registered trademark and service mark of Iridium LLC.

  •
  "Puttable Reset Securities PURS" is a service mark of Goldman, Sachs & Co.

  •
  Motorola, Inc. 2003

Part II—Other Information

Item 1—Legal Proceedings.

  Personal Injury Cases

        Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones. Kane, et al., v. Motorola, Inc., et al., filed December 13, 1993 in the Circuit Court of Cook County, Illinois, alleges that plaintiffs' brain cancer was caused or aggravated by a prototype communication device. On May 11, 2000, the Court entered summary judgment in the Kane case in Motorola's favor, holding that there was no evidence to support plaintiffs' theory of causation. The plaintiffs appealed that decision to all levels of the Illinois Courts. On July 17, 2003, the Illinois Supreme Court denied plaintiffs' motion for reconsideration. Newman et al., v. Motorola, Inc., et al., filed August 1, 2000, in the Circuit Court for Baltimore City, Maryland and subsequently removed to the U.S. District Court, alleges that use of a cellular phone caused a malignant brain tumor. On September 30, 2002, the district court in Newman ruled that plaintiffs' expert testimony did not meet the standards of admissibility in the federal courts and entered summary judgment for defendants. Plaintiffs appealed the judgment. The U.S. Court of Appeals for the Fourth Circuit affirmed the district court's decision on October 22, 2003.

        During 2001, the Judicial Panel on Multidistrict Litigation ruled that five cases, Naquin, et al., v. Nokia Mobile Phones, et al., Pinney and Colonell v. Nokia, Inc., et al., Gillian et al., v. Nokia, Inc., et al., Farina v. Nokia, Inc., et al., and Gimpelson v. Nokia Inc, et. al., which allege that the failure to incorporate a remote headset into cellular phones rendered the phones defective and that cellular phones cause undisclosed injury to cells and other health risks, be transferred to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (the "MDL Proceeding"). During 2002, the MDL panel transferred and consolidated seven additional cases, Horn v. Motorola, Inc., et. al., Murray v. Motorola, Inc., et al., Argo et. al., v. Motorola, Inc., et al., Cochran et. al., v. Audiovox Corporation, et al., Schofield et. al., v. Matsushita Electric Corporation of America, et al., each of which alleges that use of a cellular phone caused a malignant brain tumor, Dahlgren v. Motorola, Inc., et. al., which alleges that defendants manufactured and sold cell phones that increase the risk of adverse cellular reaction and or cellular dysfunction and failed to disclose biological effects, and Brower v. Motorola, Inc., et al., which contains allegations similar to Horn and Dahlgren, with the MDL Proceeding. On March 5, 2003, the MDL Court dismissed with prejudice the five cases consolidated during 2001. In doing so, the Court stated that the subject matter is preempted and not appropriate for litigation, but is entrusted by Congress to federal agencies. On April 2, 2003, the plaintiffs appealed the decision in the U.S. Court of Appeals for the Fourth Circuit.

  Iridium-Related Cases

        Iridium Shareholder Derivative Case

        On January 10, 2002, the plaintiff in M&C Partners III v. Galvin, et al. filed a shareholder derivative suit in the Circuit Court of Cook County, Illinois on behalf of Motorola against fifteen current and former members of the Motorola Board of Directors and Motorola as a nominal defendant. The lawsuit alleges that the Motorola directors breached their fiduciary duty to the company and/or committed gross mismanagement of Motorola's business and assets by allowing Motorola to engage in improper practices with respect to Iridium. The suit seeks an unspecified amount of damages. In November 2002, the court dismissed the plaintiff's complaint in its entirety without prejudice. Plaintiff filed an amended complaint on March 14, 2003. On October 17, 2003, the court granted the defendants' motion to dismiss the amended complaint, ruling that plaintiff had failed to state a claim as a matter of law and had not properly alleged certain required elements of the claim. The court set the case for a status hearing on December 16, 2003, at which time the plaintiff is to advise whether it will file a further amended complaint.

        Iridium India Lawsuits

        Motorola, and certain of its current and former officers and directors, including Mr. Christopher B. Galvin, Chairman of the Board and Chief Executive Officer, were named as defendants in a private criminal complaint filed by Iridium India Telecom Ltd. ("Iridium India") in October 2001 in the Court of the Extra Judicial Magistrate, First Class, Khadki, Pune, India. Iridium India is the purchaser of certain rights from Iridium LLC ("Iridium") to set up, develop and operate a gateway for the Iridium system in South Asia. The Iridium India Telecom Ltd. v. Motorola, Inc. et al. complaint alleges that the defendants conspired to, and did, commit the criminal offense of "cheating" by fraudulently inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and attempt to develop a market for Iridium services in India. Under the Indian penal code, "cheating" is punishable by imprisonment for up to 7 years and a fine of any amount. The court could also have required the defendants to compensate the victim for its losses suffered as a result of the offense, which the complaint estimated at approximately $100 million. In August 2003, the Bombay High Court granted Motorola's petition to dismiss the criminal action as to Motorola and the individual defendants.

        In September 2002, Iridium India also filed a civil suit in the Bombay High Court against Motorola and Iridium LLC. The suit alleges fraud, intentional misrepresentation and negligent misrepresentation by Motorola and Iridium LLC in inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for Iridium services in India. Iridium India claims in excess of $200 million in damages and interest. In August 2003, the court denied appeals by Iridium India seeking interim relief for a freeze on Motorola assets in India. Iridium India has filed another appeal on its motions for a freeze order on Motorola assets in India.

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

        U.S. Case

        On January 28, 2002, Motorola Credit Corporation ("MCC"), a wholly-owned subsidiary of Motorola, initiated a civil action with Nokia Corporation ("Nokia"), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as one of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws. The suit alleges 13 separate counts of wrongdoing, including (i) three counts alleging violations of Illinois fraud and conspiracy laws; (ii) three federal statutory counts alleging computer hacking; (iii) one count alleging violations of the Illinois Trade Secrets Act; (iv) one count seeking imposition of an equitable lien and constructive trust; (v) one count seeking declaratory relief; and (vi) four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly known as "RICO". The suit was filed in the United States District Court for the Southern District of New York (the "U.S. Court"). The U.S. Court issued its final ruling on July 31, 2003 as described below.

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

        In accordance with the mandate from the Second Circuit, the district court on April 3, 2003 dismissed the RICO claims without prejudice. On July 8, 2003, MCC filed a motion seeking to have its RICO claims reinstated on the grounds that pursuing further actions against Telsim would be "futile."

        On July 31, 2003, Judge Rakoff entered a judgment in favor of MCC for $4.26 billion. Judge Rakoff declined to reinstate the RICO claims, but held that the court had jurisdiction to decide the merits of the Illinois fraud claims. MCC's fraud claims under Illinois common law fraud and civil conspiracy were found to be sufficient to support a full judgment on behalf of MCC in the amount of $2.13 billion in compensatory damages. Judge Rakoff also awarded $2.13 billion in punitive damages. In addition, the preliminary injunction was converted into a permanent injunction, essentially unaltered in scope. Judge Rakoff also ordered the Uzans arrested and imprisoned if they are found within 100 miles of his jurisdiction for being in contempt of court.

        On August 8, 2003, Judge Rakoff denied the Uzans' request for a stay of execution of the judgment pending appeal. To stay execution, the Uzans were required to post a bond of $1 billion by August 15, 2003. The Uzans did not post the bond and instead appealed Judge Rakoff's decision to the Second Circuit. On August 18, 2003, the Court of Appeals assigned the appeal to a three-judge panel and ruled that the statutory stay (which was to expire on August 18) would remain in place until the panel ruled.

        On August 18, 2003, Motorola and Nokia requested that the Court of Appeals dismiss the Uzans' appeal, based on the Uzans' repeated failures to comply with court orders. This motion was assigned to the same panel hearing the Uzans' stay application.

        On September 27, 2003, the Court of Appeals granted MCC's and Nokia's motion, in part, dismissed the individual Uzans' appeals and denied any stay of execution on the judgment against the individual Uzans. In addition, the Court of Appeals vacated the judgment against the three corporate defendants and remanded certain questions to Judge Rakoff to decide in connection with the proceedings against the corporate defendants. The stay of execution was kept in place as against the corporate defendants.

        On October 3, 2003, the Uzans filed a motion seeking rehearing by the motions panel and/or the entire appellate court and sought another stay of execution as against all of the defendants pending that determination. That motion has not been ruled on.

        The Company continues its recovery efforts. However, the Company continues to believe that the litigation, collection and/or settlement processes will be very lengthy in light of the Uzans' decision to violate various courts' orders, including orders holding them in contempt of court.

        Foreign Proceedings

        In 2002, the United Kingdom's High Court of Justice, Queen's Bench Division (the "UK Court"), on motion of MCC, entered a worldwide freezing injunction against Cem Uzan, Hakan Uzan, Kemal Uzan and Aysegul Akay, freezing each of their assets up to a value of $200 million. The Uzans were ultimately held in contempt of court and ordered to be incarcerated for failing to make a full disclosure concerning their worldwide assets. Appeals were taken and an opinion was entered by the UK Court of Appeal on June 12, 2003. In that decision, the appeals court affirmed the lower court's decision against Cem Uzan and Aysegul Akay, but concluded that MCC was not able to enforce the freezing order against Hakan Uzan and Kemal Uzan because they had no assets in England and Wales. Consequently, the lower court's rulings as to Kemal Uzan and Hakan Uzan were reversed. MCC has appealed this aspect of the Court of Appeal's decision. The Court of Appeal agreed to stay its Orders in relation to Hakan Uzan and Kemal Uzan, so that the Worldwide Freezing Orders remain effective against them and their worldwide assets, pending MCC's appeal to the House of Lords. As a result of the Court of Appeal's decision, the UK assets of Cem Uzan and Aysegul Akay, which total approximately $12.7 million, remain frozen and MCC has commenced the execution process in satisfaction of the New York judgment.

        Motorola has also filed attachment proceedings in several other foreign jurisdictions resulting in the preliminary seizure of assets owned by the Uzans and various entities within their control.

        On February 5, 2002, Telsim initiated arbitration against MCC in Switzerland at the Zurich Chamber of Commerce. In Telsim's request for arbitration, Telsim acknowledged its debt, but has alleged that the disruption in the Turkish economy during 2001 should excuse Telsim's failure to make payments on the MCC loans as required under the agreements between the parties. Telsim seeks a ruling excusing its failure to adhere to the original payment schedule and establishing a new schedule for repayment of Telsim's debt to MCC. Telsim has failed to comply with its proposed new schedule, missing the first three payments totaling approximately $85 million. In August 2003, MCC moved the arbitration panel for a partial award, seeking a judgment for the $85 million. A hearing on this motion is scheduled to be held in November 2003. On June 7, 2002, Rumeli Telfon ("Rumeli") initiated arbitration against MCC in the Zurich Chamber of Commerce requiring that MCC consent to Rumeli's request to place the Diluted Stock into an escrow account in Switzerland. Both of these arbitrations are proceeding.

        On June 19, 2002, Telsim initiated arbitration against Motorola, Ltd. and Motorola Komünikasyon Ticaret ve Servis Ltd. Sti., both wholly-owned subsidiaries of Motorola, before the International Chamber of Commerce in Zurich, Switzerland, initially seeking approximately 179 million pounds (approximately US$281 million) as damages for the defendants' alleged sale of defective products to Telsim. Telsim increased the amount of its claim to approximately 300 million pounds (approximately US$479 million). Motorola has denied the claims and has filed a counterclaim. Hearings have been scheduled for November 2003 and January 2004. In September 2003, Telsim filed a motion to stay each of these arbitrations. In early October, the panels in each of the arbitrations dismissed the motions for stay, requiring Telsim to proceed.

        Class Action Securities Lawsuits

        A purported class action lawsuit was filed against the former Chief Financial Officer of Motorola on December 24, 2002 in the United States District Court for the Southern District of New York alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934

and Rule 10b-5, Barry Family LP v. Carl F. Koenemann. Thereafter, 17 additional putative class action complaints were filed in various Federal courts against the Company, its former chief financial officer and various other individuals. The above complaints (collectively the "Securities Law Actions") were all essentially identical and alleged that the price of Motorola's stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. ("Telsim") in connection with the sale of telecommunications equipment by Motorola. In each of the complaints, plaintiffs proposed a class period of February 3, 2000 through May 14, 2001 and sought an unspecified amount of damages.

        In addition, a purported class action lawsuit was filed against Motorola and various of its officers and employees in the United States District Court for the Northern District of Illinois ("Illinois District Court") alleging breach of fiduciary duty and violations of the Employee Retirement Income Security Act of 1974 ("ERISA"), Howell v. Motorola, Inc., et al. (the "ERISA Action"). The complaint alleged that the defendants had improperly permitted participants in Motorola's 401(k) Profit Sharing Plan ("Plan") to purchase or hold shares of common stock of Motorola because the price of Motorola's stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from May 16, 2000 to the present, and sought an unspecified amount of damages.

        All but one of the Securities Law Actions and the ERISA Action have been transferred to the Illinois District Court. The remaining securities law action is the subject of an unopposed motion to transfer to the Illinois District Court. The Plaintiff in the ERISA Action has filed an amended complaint. The Securities Law Actions have been consolidated into one proceeding, lead plaintiff and lead counsel have been appointed by the Court, and an amended and consolidated complaint has been filed by the lead plaintiff. Pursuant to a scheduling order established by the Court, Motorola and the other defendants must answer or otherwise plead to the amended complaints in both the ERISA Action and the Securities Law Actions in November 2003.

  Charter Communications Class Action Securities Lawsuit

        On August 5, 2002, plaintiff Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri against Charter Communications, Inc. ("Charter") and certain of its officers alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. This complaint did not name Motorola as a defendant but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. In August 2003, plaintiff amended its complaint to add Motorola, Inc. as a defendant. The amended complaint alleges that Motorola participated in a "scheme" with Charter in connection with this transaction to artificially inflate Charter's earnings. Motorola has filed a motion to dismiss the allegations in the amended complaint.

        See Item 3 of the Company's Form 10-K for the fiscal year ended December 31, 2002, as well as Part II, Item 1 of the Company's Form 10-Qs for the fiscal quarters ended March 29, 2003 and June 28, 2003, for additional disclosures regarding pending matters.

        Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than as discussed in the Company's most recent Form 10-K with respect to the Iridium cases, the ultimate disposition of the Company's pending legal proceedings will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of Motorola.

Item 2—Changes in Securities and Use of Proceeds.

        On September 30, 2003, the Company announced the conclusion of its offer to purchase its Liquid Yield Option™ Notes due September 27, 2013 (Zero Coupon-Subordinated) (the "LYONs"). Pursuant to the indenture under which the LYONs were issued in September 1993, the holders' option to surrender the LYONs for repurchase that began on August 29, 2003 expired on September 29, 2003. LYONs with an aggregate principal amount at maturity of approximately $98 million were validly tendered and repurchased by Motorola. This leaves an aggregate principal amount at maturity of approximately $4.4 million of LYONs outstanding. The purchase price for the LYONs was $799.52 per $1,000 principal amount at maturity. Accordingly, the aggregate purchase price for all of the LYONs validly tendered was approximately $78.4 million. Motorola paid the purchase price with available cash.

Item 3—Defaults Upon Senior Securities.

        Not applicable.

Item 4—Submission of Matters to Vote of Security Holders.

        Not applicable.

Item 5—Other Information

        On September 19, 2003, Motorola announced that Christopher B. Galvin, chairman and chief executive officer, informed the Board of Directors of his decision to retire and that Mr. Galvin agreed to remain as chairman and CEO until a successor is named. In connection with Mr. Gavin's retirement, on October 2, 2003, the Board of Directors approved a retirement agreement between Motorola and Mr. Galvin dated as of September 19, 2003 (the "Retirement Agreement"). The Retirement Agreement is included as Exhibit 10.1 to this 10-Q. Below is a summary of the Retirement Agreement, which is qualified in its entirety by reference to the full text of the Retirement Agreement included as Exhibit 10.1.

        While chairman and CEO, Mr. Galvin will continue to be paid an annual base salary of $1.4 million. He will also continue to participate in Motorola's annual and long-term cash bonus and incentive plans at his current levels. He will continue to participate in Motorola's benefit plans and the applicable perquisites and security programs at his current levels.

        Upon Mr. Galvin's resignation as chairman and CEO, he will receive all unpaid bonuses and incentives for prior performance periods and pro-rata annual bonus and long-term incentive awards based on actual performance in accordance with formulas established in the plans overseen by the Compensation and Leadership Committee of the Board of Directors.

        Following his resignation as chairman and CEO, Mr. Galvin will provide consulting services to Motorola and will remain an employee of Motorola for two years. Motorola will pay an annual consulting fee to Mr. Galvin equal to his annual base salary described above, plus the average of his annual bonus for 2001, 2002 and 2003. During this 2-year period, Motorola will continue to provide health benefits and company-paid financial planning and tax preparation services.

        Upon retirement, all existing equity awards of stock options and restricted stock not vested will vest. In the case of restricted stock, the award agreements governing restricted stock awards of 300,000 shares of restricted stock granted on January 31, 2000 and 500,000 shares of restricted stock granted on May 29, 2003, have been amended to permit full vesting of the shares upon Mr. Galvin's retirement. Mr. Galvin will also be entitled to benefits under the Company's supplementary retirement plan (the "SRP Plan") upon his retirement. Mr. Galvin will vest under the existing terms of the SRP plan at age 55 as long as he is employed by the Company. At the time of vesting, the Company makes a contribution to the trust for the plan. Federal and state tax laws require that participants under the

SRP plan include in their personal income the amount of any contribution made by the Company in the year the contribution is made. As with other executives participating in the SRP, the Company has reimbursed participants for this tax obligation, and will do so for Mr. Galvin. The total funding expected for Mr. Galvin in connection with the SRP, including the tax obligation, is expected to be approximately $13.8 million.

        Motorola has also agreed that in the event of Mr. Galvin's death prior to his retirement, his spouse will be entitled to his salary, bonus and consulting fees and his beneficiaries will be entitled to receive the lump sum actuarial equivalent of the retirement benefit that would have been payable to him at his 55th birthday had he survived to that date.

Item 6—Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  10.1*
  Retirement Agreement between Motorola, Inc. and Christopher B. Galvin dated September 19, 2003.

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

  32.1*
  Certification of Christopher B. Galvin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2*
  Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Document is filed herewith.

(b)
Reports on Form 8-K

  The Company filed Current Reports on Form 8-K on September 22, 2003 and October 6, 2003 and furnished Current Reports on Form 8-K on July 15, 2003 and October 14, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.
Date: November 5, 2003	By:	/s/ STEVEN J. STROBEL Steven J. Strobel Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Retirement Agreement between Motorola, Inc. and Christopher B. Galvin dated September 19, 2003
31.1*	Certification of Christopher B. Galvin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Christopher B. Galvin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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