Form 10-Q/A
period 2003-09-27
MOTOROLA INC
filed 2004-03-08
CIK 68505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒        No ☐

        The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on September 27, 2003:

Class	Number of Shares
Common Stock; $3 Par Value	2,327,767,030

Index

		Page
AMENDED ITEMS
Part I Financial Information
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
Item 4	Controls and Procedures	36
Certifications
Explanatory Note:

        This Amendment No. 1 to Form 10-Q for the period ended September 27, 2003 (this "Amendment"), originally filed with the Securities and Exchange Commission (the "SEC") on November 6, 2003 (the "Original Filing"), reflects certain changes to the disclosure contained in Item 2 and Item 4 of the Original Filing. This Amendment does not amend or restate our previously reported financial statements.

        As required under SEC rules, this Amendment sets forth the complete text of "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations," as amended, and "Item 4: Controls and Procedures," as amended. In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed with this Amendment.

        Except as expressly stated herein, this Amendment does not update any of the disclosures contained in the Original Filing to reflect any events that occurred after the date of the Original Filing. In addition, as stated above this Amendment does not amend or restate our previously reported financial statements. The filing of this Amendment shall not be deemed an admission that the Original Filing when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Reorganization of businesses

        The Company recorded net total reorganization of business charges in the third quarter of 2003 of $43 million, including a $44 million charge reflected in the condensed consolidated statements of operations under Reorganization of Businesses and a $1 million reversal reflected in Costs of Sales. The $43 million net charge for the third quarter of 2003 included $71 million of new reorganization of business charges, offset by $28 million of reversals of accruals no longer needed. The $28 million of reversals represented 16% of the Company's earnings before income taxes for the third quarter of 2003. Total reorganization of businesses charges in the third quarter of 2002 were $31 million, including an $11 million charge reflected in the condensed consolidated statements of operations under Reorganization of Businesses and a $20 million charge included in Costs of Sales. Expenses included under Reorganization of Businesses are expenses associated with plans to discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The reorganization of businesses charges included in Costs of Sales are severance charges for direct labor employees. These charges are discussed in further detail in the 2003 Reorganization of Businesses Charges section below.

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

Reorganization of businesses

        The Company recorded net total reorganization of business charges in the first nine months of 2003 of $53 million, including a $65 million charge reflected in the condensed consolidated statements of operations under Reorganization of Business and a $12 million reversal reflected in Costs of Sales. The $53 million net charge for the first nine months of 2003 included $225 million of new reorganization of business charges, offset by $172 million of reversals of accruals no longer needed. The $172 million of reversals represented 31% of the Company's earnings before income taxes for the first nine months of 2003. Total reorganization of businesses charges in the first nine months of 2002 were $1.7 billion, including a $1.7 billion charge reflected in the condensed consolidated statements of operations under Reorganization of Businesses and a $68 million charge included in Costs of Sales. Expenses included under Reorganization of Businesses are expenses associated with plans to discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The reorganization of businesses charges included in Costs of Sales are severance charges for direct labor employees. These charges are discussed in further detail in the 2003 Reorganization of Businesses Charges section below.

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
	(Dollars in millions)
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

        The segment's operating earnings in the first nine months of 2003 were $352 million, compared to operating earnings of $209 million in the first nine months of 2002. The improvement in operating results was primarily due to charges that occurred in the first nine months of 2002 that did not occur in the first nine months of 2003, including: (i) a $147 million charge, primarily related to fixed asset impairments for the shut down of an engineering and distribution center in Harvard, Illinois, (ii) a $125 million charge related to a potentially uncollectible finance receivable from Telsim, and (iii) a net charge of $52 million for employee severance costs, primarily related to direct labor employees in the Harvard, Illinois facility. The improvement in operating results from the absence of these charges was partially offset by the decrease in net sales and an increase in R&D costs.

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
	(Dollars in millions)
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
	(Dollars in millions)
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

        The segment had operating earnings of $109 million in the first nine months of 2003, compared to an operating loss of $599 million in the first nine months of 2002. The increase in operating earnings was primarily due to charges that occurred in the first nine months of 2002 that did not occur in the first nine months of 2003. The 2002 charges primarily were: (i) a $401 million charge for a potentially uncollectible finance receivable from Telsim, (ii) a $101 million net charge for employee severance costs, and (iii) a $55 million charge for exit costs related to a lease cancellation. In the first nine months of 2003, the segment had $32 million in net reversals of accruals for reorganization of business charges, consisting primarily of reversals of: (i) $23 million related to employee severance, (ii) $6 million related to fixed asset impairments, and (iii) $3 million related to exit costs, offset by a $32 million charge for in-process research and development charges related to the Winphoria acquisition. Additionally, the 2003 operating earnings reflect a decrease in R&D expenditures and an increase in gross margin as a percentage of sales.

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
	(Dollars in millions)
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
	(Dollars in millions)
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
	(Dollars in millions)
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
	(Dollars in millions)
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

        (b)    Changes in internal control over financial reporting    There have been no changes in our internal control over financial reporting that occurred during the fiscal period ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOTOROLA, INC.
Date: March 8, 2004	By:	/s/ STEVEN J. STROBEL Steven J. Strobel Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*
Document is filed herewith.

QuickLinks

Index
Motorola, Inc. And Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
SIGNATURE
EXHIBIT INDEX