Form 10-K
period 2003-12-31
MOTOROLA INC
filed 2004-03-12
CIK 68505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Registrant’s telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2003 was approximately $21.8 billion (based on closing sale price of $9.38 per share as reported for the New York Stock Exchange-Composite Transactions).

The number of shares of the registrant’s Common Stock, $3 par value per share, outstanding as of January 31, 2004 was 2,340,651,138.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K
Portions of Registrant’s Proxy Statement for 2004 Annual Meeting of Stockholders	Part III

i

1
PART I

Throughout this 10-K report we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

We are making forward-looking statements in this report. Beginning on page 76 we discuss some of the business risks and factors that could cause actual results to differ materially from those stated in the forward-looking statements.

“Motorola” (which may be referred to as the “Company”, “we”, “us” or “our”) means Motorola, Inc. or Motorola, Inc. and its subsidiaries, or one of our segments, as the context requires. “Motorola” is a registered trademark of Motorola, Inc.

Item 1: Business

General

Motorola, Inc. is a global leader in wireless, broadband and automotive communications technologies and embedded electronic products.

•	Wireless

Handsets: We are one of the world’s leading providers of wireless handsets, which transmit and receive voice, text, images and other forms of information and communication.

Wireless Networks: We also develop, manufacture and market public and enterprise wireless infrastructure communications systems, including hardware and software.

Mission-Critical Information Systems: In addition, we are a leading provider of customized, mission-critical radio communications and information systems.

•	Broadband

We are a global leader in developing and deploying end-to-end digital broadband entertainment, communication and information systems for the home and for the office. Motorola broadband technology enables network operators and retailers to deliver products and services that connect consumers to what they want, when they want it.

•	Automotive

We are the world’s market leader in embedded telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles. Motorola also provides integrated electronics for the powertrain, chassis, sensors and interior controls.

•	Semiconductor

We also are a leading producer of embedded processing and connectivity products for the automotive, networking and wireless communications industries.

Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.

Business Segments

Motorola reports seven segments as described below.

Personal Communications Segment

The Personal Communications segment (“PCS” or the “segment”) designs, manufactures, sells and services wireless subscriber equipment. In 2003, PCS net sales represented 41% of the Company’s consolidated net sales.

Principal Products and Services

Our wireless subscriber products include wireless handsets and personal 2-way radios, with related software and accessory products. We market our products worldwide to carriers and consumers through direct sales, distributors, dealers, retailers, and, in certain markets, through licensees.

Our Industry

We believe that total industry shipments of wireless handsets increased in 2003 by approximately 20% compared to 2002. Demand from new subscribers was strong in emerging markets, including India, China, Latin America and Eastern Europe. Replacement sales in highly penetrated markets were also strong due to generally improved economic conditions and compelling new phone designs and attractive features, such as cameras, large color displays, expanded software applications, messaging functionality, advanced gaming features, and an increased opportunity for personalization.

Despite these market improvements, we believe our estimated market share declined, primarily due to increased competition in Asia and delays in shipments of certain new products, which was primarily caused by supply constraints for a key component. However, we did begin shipping many of our new products in the second half of 2003, including a CDMA push-to-talk handset and 3G UMTS handsets. The industry forecasters predict that the wireless handset industry will continue to grow over the next several years as the transition to next-generation data-rich services, such as point-to-point video and higher speed data, continues.

Our Strategy

PCS is focused on profitable and sustainable growth through close partnerships with our carrier customers, technology leadership and improving cost competitiveness. We are investing in the development of industry-leading GSM, CDMA, iDEN®, and 3G UMTS products, with an emphasis on winning greater share of the market through compelling designs, more feature-rich phones, including phones with large color displays and cameras, and on-time delivery of products to our customers.

We are focused on enhanced partnerships with our customers by aligning with their business strategies and objectives. A core component of our “customer partnership” strategy is the expansion of opportunities for customers to increase Average Revenue per User (ARPU). By utilizing customizable platforms, we can enable our customers to go to market with handsets that feature differentiated user interfaces, such as consumer personalization, to help them build consumer loyalty. These platforms also generate revenue opportunities for our customers by supporting data productivity applications, gaming, music and other entertainment offerings and customized content.

During 2003, we continued to build on our technology leadership with the introduction of a CDMA push-to-talk handset and the delivery of 3G UMTS handsets. In addition, in 2003 we introduced our first handset with Windows Mobile™ operating systems from Microsoft. These advanced handsets feature Microsoft Pocket Outlook, Pocket Internet Explorer, Windows Media Player and other software applications familiar to users of Microsoft’s traditional computer software. We have also introduced products that use Bluetooth® technology to support advanced wireless functions, including wireless headsets. For handsets using iDEN technology, we introduced products directed towards the prepaid market and high-end, Limited Edition products.

As part of our efforts to improve our brand, we are developing youth-driven brand partnerships that will support a consumer-centric design philosophy and further reinforce the brand strength generated by our MOTO marketing activities. Additionally, PCS has played a key role in reinvigorating the Motorola brand among consumers worldwide, which we expect will help fuel demand for new products and experiences during 2004 and beyond.

The success of our strategy is evidenced by our continued market leadership in North America and China. In Latin America, net sales increased very significantly for the full year 2003 compared to the full year 2002 and the segment is the overall market leader in Latin America. In the Europe, Middle East and Africa (EMEA) region, customer acceptance of our recently-launched products resulted in increased customer demand in the fourth quarter of 2003.

Customers

The PCS “customer partnership” strategy continues to focus on strengthening relationships with our top customers. PCS has several customers, worldwide, the loss of which could have a negative impact on our results. In 2003, purchases of iDEN products by Nextel Communications, Inc. and its affiliates (collectively, “Nextel”) comprised approximately 18% of our segment’s net sales. In China, we sell our products to many distributors and retailers. These distributors and retailers in turn primarily sell our products for use on mobile systems operated by China Mobile and China Unicom, the two largest wireless operators in China. In 2003, approximately 9% of our wireless handsets sales were to the China market and were primarily used on these systems. The largest of our other customers (inclusive of related affiliates) are AT&T Wireless, Cingular, South Korea Telecom, Telcel Mexico, T-Mobile, Verizon and Vodafone. Many of our customers, and more than half of our net sales, are outside the United States.

Nextel is our largest customer and we have been their exclusive supplier of iDEN handsets and core network infrastructure equipment for over ten years. Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. Our agreements with Nextel have been non-exclusive. We are currently negotiating new agreements with Nextel for our products. Nextel is currently purchasing products from us under interim agreements, purchase orders and special development contracts. We cannot be assured at this time of the terms of new agreements with Nextel or Nextel’s continued exclusive long-term use of iDEN technology in its wireless business as it considers next-generation technology options.

Motorola has a contract with Nextel for the development of infrastructure software and wireless handsets that use a new 6:1 vocoder. The use of this new vocoder solution is expected to allow Nextel to increase capacity on its current system. Motorola has delivered 6:1 infrastructure software and initial subscriber units to Nextel. Nextel has announced that the performance and functionality of the 6:1 handsets has met or exceeded Nextel’s expectations in many respects. However, they have also indicated that in some operating conditions the voice quality while operating in 6:1 mode has not met their expectations. The Company continues to work closely with Nextel to optimize the 6:1 solution.

Competition

Although we believe our market share declined in 2003, we also believe we retained the second-largest worldwide market share of wireless handsets. The segment experiences intense competition in worldwide markets from numerous global competitors, including some of the world’s largest companies. The segment’s primary competitors are European and Asian manufacturers. Currently, its strongest competitors include Nokia, Samsung, Siemens, Sony-Ericsson and LG.

In Asia, particularly in China, we face intense competition from new and existing handset manufacturers. In 2003, as a result of this competition, our product portfolio and supply constraints, we believe the segment’s market share declined in China. However, we believe we maintained the top market position in China. To address the challenging market environment in China, we have continued to introduce several compelling new products with many attractive features that cover a wide range of tiers and market segments.

We believe the ability to differentiate our products and provide additional value to our customers will be increasingly realized, primarily through the addition of new features to enhance our products. Consumer experiences will be shaped by the user interface and software applications that can be delivered on handsets at point of purchase and beyond. The segment utilizes Java™ technology to better leverage the largest wireless developer community in the world. The segment has also selected the Microsoft Windows Mobile™ operating system for its new MPx product line.

General competitive factors in the market for our products include: time-to-market; brand awareness; technology offered; price; product performance, features, design, quality, delivery and warranty; the quality and availability of service; company image and relationship with key customers.

Payment Terms

The segment offers industry standard payment terms and generally does not grant extended payment terms.

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

Recent policy changes in the U.S. may encourage deregulation of frequency allocation, allowing new wireless communications technologies to be developed. Such policy changes may spread to other countries, and the reduced barriers to entry for the development of new technologies may introduce new competition for both Motorola and our customers.

Backlog

The segment’s backlog was $2.2 billion at December 31, 2003 and $1.1 billion at December 31, 2002. The 2003 backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2004. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the amount recognized to change. Backlog increased primarily as a result of demand for new products that were introduced in the second half of 2003, including handsets with integrated cameras. Backlog was also impacted by the component supply constraints which resulted in the segment’s inability to meet the demand for certain new products in the fourth quarter.

Intellectual Property Matters

Patent protection is extremely important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment licenses certain of its patents to third parties and generates revenue from these licenses. Motorola is also licensed to use certain patents owned by others. The protection of these licenses is also important to the segment’s operations. Reference is made to the material under the heading “Other Information” for information relating to patents and trademarks and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality

PCS’s practice is to carry reasonable amounts of inventory in distribution centers in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2003, the segment had a higher inventory balance than at the end of 2002. We increased inventory in part because we anticipated higher first quarter 2004 sales compared to the first quarter of 2003. We also made certain strategic purchases of critical components. In addition, due to supply constraints of a key component in the fourth quarter of 2003, impacted products could not be produced and shipped contributing to a higher work-in-process inventory balance at the end of 2003.

Where economically and technically feasible, materials used in the segment’s operations are generally second-sourced to ensure a continuity of supply. Occasionally, shortages or extended delivery periods occur for various component parts, the effects of which are generally short in duration. In the fourth quarter of 2003, the segment experienced supply shortages impacting certain products. These shortages are improving in the first quarter of 2004.

Energy necessary for the segment’s manufacturing facilities consists of electricity, natural gas and gasoline, all of which are currently in generally adequate supply. The segment’s facilities contain automation and, therefore, require a reliable source of electrical power. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment’s results.

The segment permits returns under certain circumstances, generally pursuant to warranties which we consider to be competitive with current industry practices.

The segment typically experiences increased sales in the fourth calendar quarter and lower sales in the first calendar quarter of each year. Sales of wireless handsets, two-way radios and related products increase during the year-end holiday season. During the fourth quarter of 2003, the segment did not experience its usual seasonal increase in sales as it was unable to meet demand for shipments of certain products, due to supply constraints for a key component. Correspondingly, for the first quarter of 2004, the segment expects higher sales than typical in a first quarter due to fulfillment of year-end 2003 backlog and strong demand for new products.

Our Facilities/Manufacturing

Our headquarters are located in Libertyville, Illinois. Our major facilities are located in Libertyville, Illinois; Plantation, Florida; Flensburg, Germany; Tianjin, China; Singapore; Chihuahua, Mexico; and Jaguariuna, Brazil. We also maintain interests in two Korean cellular handset design and manufacturing firms; and joint ventures in Hangzhou and Shanghai, China. Additional engineering, software development and administration offices are located in San Diego, California; South Plainfield, New Jersey; Champaign, Illinois; Ft. Worth, Texas; Boynton Beach, Florida; Basingstoke, England; Tokyo, Japan; Toulouse, France; Beijing, China; and Seoul, Korea. We also share a facility in Penang, Malaysia with the Commercial, Government and Industrial Solutions Segment. During 2003, we sold our Chihuahua, Mexico manufacturing facility to Foxconn International Holdings Group, and we are contracting with Foxconn for the manufacture of certain products. In addition, certain manufacturing will be ceased in Flensburg, Germany during the first quarter of 2004 and as part of a segment-wide research and development engineering optimization effort, our Boynton Beach, Florida facility is planned to be vacated by the end of 2004.

We also use several electronics manufacturing suppliers (EMS) and original design-manufacturers (ODM) to enhance our ability to lower our costs and deliver products that meet consumer demands in the rapidly-changing technological environment. These third parties operate in non-Motorola facilities.

In 2003, nearly three-fourths of our handsets were manufactured in Asia, including products manufactured for us by third parties. We expect this trend to continue in 2004. Our largest manufacturing facilities are located in China, Singapore, Brazil, Germany, Malaysia and Korea. Each of these facilities serves multiple countries and regions of the world. In 2003, approximately 20% of our handsets were manufactured by third parties, who primarily manufacture in Asia. In 2004, this percentage is expected to increase to approximately 30%.

Semiconductor Products Segment

The Semiconductor Products segment (“SPS” or the “segment”) provides embedded processing and connectivity products to large, high-growth markets. It focuses on designing, producing and selling products to the automotive, networking and wireless communications industries. In 2003, SPS net sales represented 18% of the Company’s consolidated net sales.

Principal Products and Services

The segment designs, develops, manufactures and markets a broad range of semiconductor products that are based on its core capabilities in embedded processing. Embedded processors, in their simplest forms, provide the basic intelligence for electronic devices. Examples of the segment’s embedded processors include microcontrollers, digital signal processors and communications processors. In addition, the segment offers a broad portfolio of devices that complement its families of embedded processors, including sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through its embedded processors and complementary products it is also able to offer customers complex combinations of semiconductors and software, which are referred to as “platform-level products.”

The segment uses these products to serve each of its main businesses. In the networking market, the segment provides products for use in wireless infrastructure, enterprise switching and routing, network access and aggregation and pervasive computing applications. In the wireless market, wireless and mobile products focus on wireless handsets, personal digital assistants, global positioning systems, mobile gaming devices and machine-to- machine communication applications. In the automotive and standard products markets, SPS products include MCUs (microcontrollers), DSPs (digital signal processors), embedded MPUs (microprocessors), sensors and analog integrated circuits for use in automotive, consumer, and industrial applications.

The segment markets its products to original equipment manufacturers, to original design manufacturers and to contract manufacturers through a global network of sales offices and operations. The sales teams are augmented by a network of distributors, who extend the reach of products and services around the world.

Our Industry

The semiconductor industry comprises a broad range of markets and products. Cumulatively, the markets within the overall semiconductor industry in which the segment participates grew at a slower rate, in 2003, than the overall industry. The market where the segment has the highest percentage of its sales is the automotive market, which traditionally has lower, but steadier, growth than the semiconductor industry as a whole. In 2003, the automotive market had single digit growth and the segment followed this trend for its automotive business. The networking market continued to have low growth rates as the market slowly recovered from the 2001 downturn, with continued lower capital spending levels by customers. The wireless communications market grew at a faster rate than the overall semiconductor industry in 2003; however, the segment’s largest customer in this market, Motorola’s Personal Communications segment, experienced delays in shipments of several new products.

The strength of the semiconductor industry during 2003 was reflected in a general increase in average selling price (ASP) for 2003, although the rate of increase slowed in the fourth quarter. During 2003, the segment’s increase in ASP followed the industry pattern.

Our Strategy

While the segment intends to continue to focus on delivering products based on its core competencies in embedded processing and connectivity across its three target industries, the segment also plans to expand its presence in related large and high-growth markets where it can apply the broad technology and embedded processing capabilities that it has developed for its target industries. For example, it is applying its networking capabilities into areas such as passive optical networking and wireless local area network (WLAN). It is also applying its wireless expertise into handheld gaming, toys and machine-to-machine communications networks. However, even with these new applications, the segment has not been as successful as it hoped at attracting new customers in the wireless handset industry. The segment is also extending its automotive expertise in embedded control, power management and sensors into underrepresented markets such as appliances, robotics, computer peripherals and toys.

The segment continues to follow the business strategy it introduced in 2000 in response to the semiconductor industry downturn and the changes in the industry. The strategy is aimed at improving the financial results of the segment and is based on three activities/goals: (1) improving asset efficiency, by reducing the segment’s internal manufacturing capacity to focus on leading-edge specialty process technologies and reduce future capital requirements, while establishing relationships to strategically outsource the manufacturing of the segment’s products utilizing standard process technologies, (2) engaging in partnering and licensing activities to offset a portion of research and development spending and to facilitate a return on the segment’s extensive collection of intellectual property, and (3) focusing on timely delivery of higher-value proprietary products.

In October of 2003, the Company announced that it intends to move its semiconductor operations into a separate, publicly-traded company. In December of 2003, a registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) relating to a proposed initial public offering (“IPO”) of stock of Freescale Semiconductor, Inc., the name given to the new entity that would be comprised of Motorola’s Semiconductor operations. The registration statement is currently being reviewed by the SEC, and accordingly, there is no way to know when, or if, such an IPO may occur.

Customers

The segment sells its products worldwide to Original Equipment Manufacturers (OEMs) and a network of industrial distributors through its own sales force, agents and distributors. The segment generally targets as customers the leaders in the market segments in which its products are used, as well as the companies that we believe will be future leaders in these segments. As these customers represent a significant share of the market opportunity, we believe that this approach provides us with the ability to best leverage our investments in research and development and to continually develop products that address market needs.

Products manufactured by the segment and supplied to other operating units of Motorola collectively constitute the segment’s largest end customer at 23% of 2003 revenue (2002, 26%; 2001, 23%). The segment’s largest customer within Motorola is the wireless handset business, PCS. No other customer accounted for 10% or more of the segment’s revenue in 2003. The segment’s top ten external end customers in 2003 were: Apple, Bosch, BMW,

Continental Teves, Daimler Chrysler, Delphi, Hewlett Packard, Qualcomm, Siemens and Visteon. For products sold through the distribution channel, distributors Arrow, Avnet and Future accounted for more than 50% of our net sales to distributors. The volume of purchases by these end customers has affected, and could continue to affect, segment results.

Competition

The segment experiences intense competition from numerous competitors ranging from large companies offering a full range of products to small companies specializing in certain segments of the market, although few companies compete with the segment in all of its product areas. The competitive environment also is changing as a result of increased alliances between competitors, and it is expected that the environment will continue to evolve through alliances, strategic acquisitions or other agreements among our competitors. The top five competitors in the semiconductor industry comprised 36% of the total market in 2003, based on estimates published by the Semiconductor Industry Association and Gartner Dataquest. At 17%, Intel’s share was almost three times the size of its nearest competitor, due to its major penetration in the desktop PC market. Intel is also a competitor in the wireless market. The next four largest semiconductor suppliers had market shares ranging from 4% to 6%. In 2003, based on net sales, the segment had an estimated 2.8% share of the overall semiconductor market. However, the segment’s shares of its targeted sub-markets are much higher both in percentages and relative positions.

Important factors in competition include: price; technology offered; product features, quality, availability and warranty; the quality and availability of service; time-to-market; and company image. The ability to develop new products to meet customer requirements and to meet customer delivery schedules are also critical factors. New products represent the most important opportunity to overcome the pricing pressures inherent in the industry.

Payment Terms

Generally, the segment does not provide extended payment terms.

Backlog

The segment’s backlog was $1.2 billion at December 31, 2003 and $1.1 billion at December 31, 2002. Orders may be and are placed by customers for delivery up to as much as 12 months in the future, but for purposes of calculating backlog, only the next 13 weeks requirements are reported. An order is removed from the backlog only when the product is shipped, the order is cancelled or the order is rescheduled beyond the 13-week delivery window used for backlog reporting. In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Therefore, the segment believes that most of its order backlog is cancelable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results. However, the segment expects most of its backlog at December 31, 2003 to be recognized as revenue in 2004 because the history of the segment indicates that a relatively small amount of backlog is cancelled or rescheduled once it falls within the 13-week delivery period.

Intellectual Property Matters

Patent protection is very important to the segment’s operations and has become even more important under the segment’s new business model discussed above. We intend to continue to license more of our intellectual property to third parties. The segment has a broad portfolio of patents and licenses, covering manufacturing processes, packaging technology, software systems and electrical circuit design. The patent portfolio evolves over time as older patents expire and new patents are obtained. There are no patents the segment regards as critical to its business that expire in the next 12 months. In addition, Motorola is licensed to use certain patents owned by others and the segment benefits from those licenses. The protection of these licenses is also important to our operations.

Inventory, Raw Materials, Right of Return and Seasonality

A majority of the segment’s products are built-to-order for our customers. The segment can have sizeable amounts of inventory on hand from time to time. The level of inventory reflects the long manufacturing process that is a feature of the semiconductor industry.

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

Electricity, oil and natural gas are used extensively in the segment’s operations. All of these energy sources are available in adequate quantities for current needs. Electricity and oil are the primary energy sources for the segment’s foreign operations, and, presently, there are no shortages of these sources. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment’s results.

The segment previously permitted distribution customers to return products under an allowance program that limits the period for return and the quantity that can be returned. This program now provides the distributors a defined allowance for product obsolescence without the requirement to physically return the product. The cost of the new program is expected to be very comparable with the previous program, but with lower program administration costs. OEM and distribution customers can return products under warranty for a period of up to 3 years after purchase except unpackaged die and probed wafers, which have a warranty period of only 90 days.

The segment as a whole does not have seasonal patterns for sales. However, at a business group level within the segment, there are some seasonal patterns. Transportation and Standard Products Group sales are typically weak during the third quarter when automakers shut down to retool for new model-year vehicles, while strong consumer sales in the fourth quarter drive higher sales for the Wireless and Mobile Systems Group. In addition, the segment’s results are affected by the cyclical nature of the semiconductor industry.

Our Facilities/Manufacturing

The segment’s headquarters are located in Austin, Texas. The major manufacturing facilities are located in or around Austin, Texas; Phoenix, Arizona; Tianjin, China; Toulouse, France; East Kilbride, Scotland; Sendai, Japan and Kuala Lumpur, Malaysia. In addition to its manufacturing locations, the segment has research and development centers in several countries in Asia, Europe and the Americas, and a network of sales offices around the world. Certain facilities in Texas and Scotland closed in 2003 as previously announced. In addition, on January 16, 2004, the segment sold a wafer fabrication facility in Tianjin, China. The segment has wafer manufacturing evenly distributed across the United States, Europe and Asia, however the majority of its products are packaged in Asia, primarily in Malaysia, Taiwan and China. The segment outsourced approximately 15% of wafer manufacturing in 2003, primarily to one outsourcer located in Taiwan. Additionally, approximately 50% of product packaging was outsourced in 2003, primarily with one outsourcer that utilized its facilities in Taiwan and Korea.

Global Telecom Solutions Segment

The Global Telecom Solutions segment (“GTSS” or the “segment”) designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. In 2003, GTSS net sales represented 16% of the Company’s consolidated net sales.

Principal Products and Services

GTSS provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. The 2003 acquisition of Winphoria Networks, Inc. now enables GTSS to provide a Motorola-branded soft switch product. The addition of soft switch technology will enable the segment to provide less expensive, yet more versatile, switching alternatives to operators. GTSS products are marketed to wireless service providers worldwide through a direct sales force, licensees and agents.

Our Industry

Overall, wireless infrastructure industry sales were down in 2003 compared to 2002. Operators spent less on new equipment because of the difficult economic environment, pressure to reduce costs, and declines in average revenue per user (ARPU). In addition, technology enhancements have greatly improved network capacity without necessitating corresponding increases in spending by the operators.

The industry’s migration to 3G systems, which are high-capacity wireless networks designed to provide enhanced data services, improved Internet access and increased voice capacity, is currently focused primarily on two technologies—CDMA2000 1X and UMTS. GTSS is a supplier for both of these technologies. While CDMA2000 1X has been extensively commercialized, service providers only began to commercialize their 3G UMTS investments in 2003. We expect service providers to continue to use GPRS (General Packet Radio Service), which is a 2.5G technology, to grow their data subscriber base and to build their business case for these next-generation systems. The industry continues to expect broader implementation of 3G UMTS over the next several years as operators transition to next-generation systems to expand voice capacity and to support new data services. In North America and other global markets, operators are now also giving serious consideration to the deployment of EDGE technology, which is a GSM derivative. EDGE provides data bandwidths higher than GPRS in the existing GSM spectrum assignments. In addition, some CDMA markets have begun to deploy CDMA2000 1X-DO technology. CDMA2000 1X-DO also provides increased data bandwidth compared to CDMA2000 1X. GTSS has added products that utilize both EDGE and CDMA2000 1X-DO technologies to its product portfolio.

Our Strategy

We are executing on a strategy to enhance our position as an end-to-end supplier in wireless infrastructure. GTSS continues to invest in key radio access technologies: CDMA2000 1X, CDMA2000 1X-DO, iDEN, GSM, GPRS, EDGE and UMTS. In 2003, Motorola purchased Winphoria Networks, Inc., a leading soft switch vendor, which positions GTSS as a leader in the evolution to next-generation IP networks. We began our first commercial deployments of the Motorola Soft Switch (MSS) in 2003. The market for wireless soft switch is still developing but network operators in emerging markets, as well as some service providers in mature markets, are considering the use of this new technology. As with all new technologies, there are risks, including performance and market acceptance. GTSS has also introduced a Global Applications Management Architecture (GAMA) platform, which enables operators to rapidly deploy new revenue-generating features using software applications.

Our network products are further enhanced by a portfolio of services which reduce operator capital expenditure requirements, increase network capacity and improve system quality. These quality improvements benefit operators through increased customer satisfaction, greater usage and lower churn, all of which can have a positive impact on operator revenue. GTSS has also established a market presence in emerging markets, many of which have had higher growth rates than those in mature markets.

We also continue to build on our industry-leading position in push-to-talk over cellular (PoC) technology. We have executed agreements to launch our PoC product application on both GPRS and CDMA1X networks. We have executed an agreement with Nextel Communications, Inc. to upgrade Nextel’s existing iDEN network to WiDEN™ technology. WiDEN will enable Nextel to deliver cost-effective, high-speed wireless data service to its customers, similar to GPRS and CDMA2000 1X. The additions of these offerings are an important step in our ongoing strategy to further enhance our product portfolio.

Customers

Due to the nature of the segment’s business, the agreements it enters into are primarily long-term contracts with major operators that require sizeable investments by its customers. In 2003, five customers represented approximately 55% of the segment’s net sales (China Mobile; China Unicom; KDDI, a service provider in Japan; Nextel Communications, Inc. and its affiliates; and Verizon). The loss of any of the segment’s large customers, in particular these customers, could have a material adverse effect on the segment’s business. Further, because contracts are long-term, the loss of a major customer would impact revenue over several quarters.

Nextel is our largest customer and we have been their exclusive supplier of iDEN core network infrastructure equipment for over ten years. Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. GTSS’s contracts with Nextel have been non-exclusive. At the end of December 2003, the terms of our primary supply agreement with Nextel expired. We are currently negotiating new supply agreements with Nextel relating to products, software licensing and software support. Nextel is currently purchasing products from us under interim agreements, purchase orders and special development contracts, substantially on the same terms as contained in the expired agreement. On an interim basis, we have continued to provide software support in 2004, but we do not intend to recognize revenue for this software support until we have a contract with Nextel. We cannot be assured at this time of the terms of a supply contract renewal or Nextel’s continued exclusive long-term use of iDEN technology in its wireless business as it considers next-generation technology options.

Motorola has a contract with Nextel for the development of infrastructure software and wireless handsets that use a new 6:1 vocoder. The use of this new vocoder solution is expected to allow Nextel to increase capacity on its current system. Motorola has delivered 6:1 infrastructure software and initial subscriber units to Nextel. Nextel has announced that the performance and functionality of the 6:1 handsets has met or exceeded Nextel’s expectations in many respects. However, they have also indicated that in some operating conditions the voice quality while operating in 6:1 mode has not met their expectations. The Company continues to work closely with Nextel to optimize the 6:1 solution.

Competition

We experience intense competition in worldwide markets from numerous competitors, ranging in size from some of the world’s largest companies to small, specialized firms. Major competitors include Ericsson, Nokia, Siemens, Lucent, Nortel, Alcatel, NEC, and Samsung. Ericsson has maintained its market leadership position and Nokia has solidified a number two market share position. Four other vendors, including GTSS, vie for number three in total market share.

We have experienced significant competition in the market for our products and services, especially as the industry transitions to 3G technology. GTSS is a supplier of 3G equipment for both CDMA 1X and UMTS technologies although we have a stronger position in CDMA 1X.

Competitive factors in the market for the segment’s products include: technology offered; price; payment terms; availability of vendor financing; product and system performance, product features, quality, delivery, availability and warranty; the quality and availability of service; company image; relationship with key customers; and time-to-market. Price is a major area of competition and often impacts margins for initial system bids, particularly in emerging markets. Time-to-market has also been an important competitive factor, especially for new systems and technologies.

Payment Terms

GTSS contracts for large system installations typically have implementation milestones, such as delivery, installation and system acceptance. Generally, these milestones can take anywhere from 30 days to 180 days to complete. Customer payments are typically tied to the completion of these milestones. Once a milestone is reached, payment terms are generally 30 days to 60 days. As required for competitive reasons, we may provide or arrange for extended payment terms or long-term financing in connection with equipment purchases. In limited situations, financing may include providing additional working capital. We directly provided long-term financing of approximately: $16 million to two customers in 2003; $47 million to four customers in 2002; and $156 million to seven customers in 2001.

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

Recent policy changes in the U.S. may encourage deregulation of frequency allocation, allowing new wireless communications technologies to be developed. Such policy changes may spread to other countries, and the reduced barriers to entry for the development of new technologies may introduce new competition for both Motorola and our customers.

Backlog

The segment’s backlog was $1.6 billion at December 31, 2003 and $1.2 billion at December 31, 2002. The 2003 order backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue during 2004. The forward-looking estimates of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Intellectual Property Matters

Patent protection is extremely important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, systems, technologies, and manufacturing processes. Motorola is also licensed to use certain patents owned by others. The protection of these licenses is also important to the segment’s operations. Reference is made to the material under the heading “Other Information” for information relating to patents and trademarks and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality

The segment’s practice is to carry sufficient inventory to respond to customers’ needs. In 2003, the segment reduced its inventory by 16% compared to 2002 levels. The reduction in inventory is in part due to reduced sales volume and continued improvement in our inventory management processes.

Materials used in the segment’s operations are second-sourced where feasible to ensure a continuity of supply. Occasional shortages in purchased components do occur; however, these shortages have not had a large impact on our business.

Energy necessary for the segment’s manufacturing facilities consists of electricity, natural gas and gasoline, all of which are currently in generally adequate supply. The segment’s facilities are highly automated and, therefore, require a reliable source of electrical power. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. Difficulties in obtaining any of the aforementioned items could affect the segment’s results.

Generally, our contracts do not include a right of return other than for standard warranty provisions. For new product introductions, we may enter into milestone contracts wherein if we do not achieve the milestones, the product could be returned. Our business does not have seasonal patterns for sales.

Our Facilities/Manufacturing

Our headquarters are located in Arlington Heights, Illinois. Major design centers include Arlington Heights and Schaumburg, Illinois; Chandler, Arizona; Fort Worth, Texas; Cork, Ireland, and Swindon, U.K. We operate manufacturing facilities in Schaumburg, Illinois; Fort Worth, Texas; Hangzhou and Tianjin, China; Swindon, U.K., and Jaguariuna, Brazil. A majority of our manufacturing is conducted in China either in facilities we operate or in facilities operated by firms to which we outsource our manufacturing.

Commercial, Government and Industrial Solutions Segment

The Commercial, Government and Industrial Solutions segment (“CGISS” or the “segment”) provides customized, mission-critical integrated communications and information systems. In 2003, CGISS net sales represented 15% of the Company’s consolidated net sales.

Principal Products and Services

We design, manufacture, sell, install and service analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services. These applications and services provide our customers with tools such as computer-aided dispatch, field based reporting, records management and fingerprint matching capabilities.

Our products are sold directly through our own distribution force or through independent authorized distributors and dealers, commercial mobile radio service operators and independent commission sales representatives. Our distribution organization provides system engineering and installation and other technical and systems management services to meet the customer’s particular needs. The customer may choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of our authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations.

Our Industry

Significant events since 2001 have heightened the need for safety and security products and systems worldwide. Public-safety, government and enterprise organizations are seeking a wide range of detection and prevention capabilities; interoperable communications and information sharing across many users; and integrated voice, data and video capabilities. We have been a leader in providing mission-critical communications and information products and systems for more than 65 years, and our business is well positioned to continue to benefit from increased spending for safety and security products and systems.

Government budget deficits at the national, state and local levels continue to be a spending factor for public-safety agencies. In 2004, we expect continued prioritization of limited government funds towards funding of safety and security. However, recent U.S. federal government budget proposals have indicated potential funding reductions to state and local agencies in areas where our products and systems are purchased. We do not expect these reductions to have a material impact on our business in 2004.

The scope and size of systems requested by some of our customers are increasing. Some customers want large systems, including countrywide and statewide systems. These larger systems, or “mega-systems”, are more complex and include a wide range of capabilities. Mega-system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects. During the last two years, we have been awarded several mega-system projects, including state-wide projects in Illinois and Arkansas, as well as projects in Hong Kong and the United Kingdom. The scope of these and related projects vary, however, they are: (i) generally longer term arrangements, up to 10 years, (ii) cover a wider geography and larger user group, and (iii) include the sale of infrastructure, systems integration, subscriber products and/or managed services. In 2004, we expect the trend towards larger systems to continue.

Our Strategy

Key elements in our strategy include: (i) the renewed pursuit of integrated voice, data and broadband over wireless systems at the local, state and national government levels globally; (ii) continued migration from analog to digital radio systems; (iii) leveraging our ASTRO 25 and DIMETRA network offerings in providing Project 25 and TETRA standards-based voice and data networking systems around the world; and (iv) the accelerated implementation of interoperable communications and information systems, especially related to global homeland security . We are working with national governments throughout the world to design and sell countrywide radio network systems that are shared by police, fire, emergency services, and in some cases military agencies. We are also providing essential integrated software applications. These applications, which have been the result of internal development and acquisitions, enhance our customer’s business processes, enabling them to fulfill their missions in public safety, criminal justice and public service. Our product lines include computer-aided dispatch, records management systems, criminal and civil automated fingerprint identification systems, mobile data applications and devices, corrections management systems, and customer service request systems, as well as other related products.

Customers

The principal customers for two-way radio products and systems include public-safety agencies, such as police, fire, emergency management services and military; petroleum companies; gas, electric and water utilities; courier companies; telephone companies; diverse industrial companies; transportation companies, such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals; and companies in construction, manufacturing and service businesses. Our products are also sold and leased to various local, state, provincial, and national agencies for many uses, including homeland security. Net sales to customers in North America accounted for 66% of the segment’s net sales in 2003.

We have a large number of customers worldwide. The combined net sales from our top 10 customers worldwide represent about 16% of 2003 segment net sales. A loss or reduction in purchasing levels by a single customer or a few customers could, but is not likely to, have a material adverse effect on our results.

Competition

We are a leading worldwide supplier of two-way radio communications products, services and systems. We are the only provider delivering communications and information systems compliant with both existing industry digital standards, TETRA and Project 25. We experience widespread, intense competition from numerous competitors ranging from some of the world’s largest diversified companies to foreign, state-owned telecommunications companies to many small, specialized firms. Many competitors have their principal manufacturing operations located outside the U.S., which may serve to reduce their manufacturing costs and enhance their brand recognition in their locale. Major competitors include: M/A-Com (Tyco), Nokia, Kenwood, E.F. Johnson, Siemens, EADS Telecommunications and large system integrators.

We may also act as subcontractor to large integrators based on a number of competitive factors and customer requirements. As demand for fully integrated voice, data and broadband over wireless systems at the local, state and national government levels continues, we may face additional competition from the public carriers.

Competitive factors for our products and systems include: price; technology offered and standards compliance; features, performance, quality, availability, delivery and product support; and the support, quality and availability of services and systems engineering, with no one factor being dominant. An additional factor is the availability of vendor financing, as customers continue to look to equipment vendors as an additional source of financing.

Payment Terms

Payment terms vary worldwide. Generally, contract payment terms range from net 30 to 60 days. As required for competitive reasons, we may provide or arrange for long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price. We provide limited leasing of equipment, with lease terms from 1 to 10 years.

Regulatory Matters

Users of two-way radio communications are regulated by a variety of governmental and other regulatory agencies throughout the world. In the U.S., users of two-way radios are licensed by the FCC, which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. Regulatory agencies in other countries have similar types of authority. Consequently, the business and results of this segment could be affected by the rules and regulations adopted by the FCC or regulatory agencies in other countries from time to time. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the two-way radio communications industry may be affected by the regulations of the FCC or other regulatory agencies relating to access to allocated frequencies for land mobile communications users, especially in urban areas where such frequencies are heavily used.

Recent policy changes in the U.S. may encourage deregulation of frequency allocation, allowing new wireless communications technologies to be developed. Such policy changes may spread to other countries, and the reduced barriers to entry for the development of new technologies may introduce new competition for both Motorola and our customers.

Backlog

The segment’s backlog was $1.7 billion at both December 31, 2003 and December 31, 2002. The 2003 backlog amount is believed to be generally firm, and approximately 80% of that amount is expected to be recognized as revenue during 2004. This forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Intellectual Property Matters

Patent protection is very important to the segment’s business. We actively participate in the development of open standards for interoperable, mission critical digital two-way radio systems. We have published our technology and licensed patents to signatories of the industry’s two primary memorandum of understanding defined by the Telecommunications Industry Association (TIA) Project 25 and European Telecommunications Standards Institute (ETSI), Terrestrial Trunked Radio (TETRA). Royalties associated with these licenses are not expected to be material to the segment’s financial results. Reference is made to the material under the heading “Other Information” for information relating to patents and trademarks, and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality

The segment provides custom products based on assembling basic units into a large variety of models or combinations. This requires the stocking of inventories and large varieties of piece parts and replacement parts, as well as a variety of basic level assemblies in order to meet short delivery requirements. Relatively short delivery requirements and historical trends determine the amounts of inventory to be stocked. To the extent suppliers’ product life cycles are shorter than the segment’s, stocking of lifetime buy inventories is required. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle, including radios that have been canceled (from the published book) within the last 10 years.

Availability of the materials and components required by the segment is relatively dependable, but normal fluctuations in market demand and supply could cause temporary, selective shortages and affect results. Direct sourcing of materials and components from foreign suppliers is becoming more extensive. We operate certain offshore subassembly plants, the loss of one or more of which could constrain our production capabilities and affect results.

Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for the segment’s operations. Current supplies of these forms of energy are generally considered to be adequate for this segment’s U.S. and foreign operations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of these items could affect the segment’s results.

Generally, we do not permit customers to return products. We typically have stronger sales in the fourth quarter of the year because of government and commercial spending patterns, as well as the timing of new product releases.

Our Facilities/Manufacturing

Our headquarters are located in Schaumburg, Illinois, and our major manufacturing and distribution facilities are located in Elgin and Schaumburg, Illinois; Tianjin, China; Penang, Malaysia; Berlin and Taunusstein, Germany; and Arad, Israel. The majority of our products are manufactured in Schaumburg, Illinois and Penang, Malaysia.

Integrated Electronic Systems Segment

The Integrated Electronic Systems segment (“IESS” or the “segment”) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems. In 2003, IESS net sales represented 8% of the Company’s consolidated net sales.

Principal Products and Services

The Automotive Communications and Electronic Systems Group (“ACES”) consists of three businesses: the Powertrain Chassis and Systems Group (“PCSG”), the Interior Electronics Division (“IED”), and the Telematics Communications Group (“TCG”). PCSG and IED use application and engineering expertise to design and sell custom electronic systems for original equipment manufacturers (“OEMs”), which may include foreign and domestic automobile manufacturers, heavy vehicle manufacturers, farm equipment manufacturers and industrial customers, as well as first-tier suppliers to such manufacturers. TCG provides automotive customers with embedded telematics control units, integrated wireless handsets, navigation and driver safety products and systems controls for automotive vehicles.

The Energy Systems Group (“ESG”) delivers complete portable energy storage products and systems for many of today’s leading brand-name wireless handsets, notebook computers, hand-held computers, and other portable electronic products. A significant portion of this group’s sales are to other businesses within Motorola, including the wireless handset business, PCS, and the public safety and enterprise communications business, CGISS.

The Motorola Computer Group (“MCG”) specializes in standards-based embedded computing systems that are integrated by OEMs into a wide variety of products in the telecommunications, industrial automation, defense and aerospace industries.

The segment markets its products through a direct sales force, channel distributors and strategic distribution partners.

Our Industry

The segment participates in three industries. We provide: (i) products and systems used in automotive vehicles, (ii) portable energy systems, such as batteries used in wireless devices, and (iii) embedded computing systems. Demand for our products is linked to various factors, including consumer demand for cars and wireless devices and industrial demand for embedded computing systems.

In 2003, both net sales and orders were up for ACES due to new launches of electronic controls and telematics products. ESG experienced a substantial decrease in both net sales and orders, primarily due to reductions in the price of batteries for wireless handsets. MCG net sales and orders increased due to increased demand for commercial, off-the-shelf embedded computing systems.

Our Strategy

Our primary strategy is to accelerate growth by increasing share in existing markets and by expanding into related market segments. ACES continues to grow as automotive OEMs expand the electronic content in their vehicle’s powertrain, chassis, sensor, interior electronics and telematics systems. Going forward, the growth in the global automotive electronics market is expected to outpace the growth rate of global vehicle production. The segment is well positioned to take advantage of this growth.

We expect MCG to grow by leading the move to higher utilization of standards-based embedded computing systems. These products enable OEMs in telecommunications, industrial automation, defense and aerospace industries to acquire commercial off-the-shelf computing systems instead of creating these systems with in-house engineering resources. This change enables OEMs to provide more cost-effective computing systems and to focus their own research and development on applications that add value to and differentiate the computing system.

ESG is expected to grow as the volume of portable devices in the mobile computing and portable communications market increases.

Customers

In 2003, 63% of the segment’s net sales were to four customers: 18% to Motorola, 17% to General Motors, 15% to Ford and 13% to Daimler Chrysler. Our largest customer within Motorola is the wireless handset business, PCS. The loss of a significant portion of any of these customers’ business could have a material adverse effect upon the segment.

Competition

Demand for the products of ACES is linked to automobile sales in the U.S. and other countries and the level of electronic content per vehicle. Demand for ESG products is strongly linked to the sales of other Motorola businesses, particularly the sales of our wireless handset business, the group’s largest customer. Demand for MCG products is linked to sales of telecommunications, manufacturing, and other infrastructure systems in the U.S. and other countries. The segment experiences competition from numerous global competitors, including automobile manufacturers’ affiliated electronic control suppliers.

ACES is the leader for embedded telematics systems and products, as well as a leader for pressure sensor products; key competitors include Delphi and Visteon. ESG is one of the largest providers of portable energy storage products and systems; key competitors include Sony, Panasonic, and Sanyo. MCG is a leader in VME technology (the industry’s first widely-adopted embedded computing standard) and the top CompactPCI Systems supplier; key competitors include Force, Radisys and Kontron.

Competitive factors in the sale of the segment’s products include: price; product quality, performance and delivery; supply integrity; quality reputation; responsiveness; and design and manufacturing technology.

Payment Terms

Generally, contract payment terms range from 30 to 60 days.

Backlog

The segment’s backlog was $347 million at December 31, 2003 and $308 million at December 31, 2002. For purposes of calculating backlog, the next 8 weeks’ requirements are reported, representing primarily the segment’s ACES business. The 2003 backlog is believed to be generally firm and approximately 100% of that amount is expected to be recognized as revenue during 2004. This forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Intellectual Property Matters

Patent protection is important to the segment’s business. Reference is made to the material under the heading “Other Information” for information relating to patents and trademarks and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality

The segment does not carry significant amounts of inventory.

All materials used by our operations are readily available at this time. We use electricity and gas in our operations, which are currently adequate in supply. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of the aforementioned items could affect our results.

In certain circumstances, we permit customers to return products. We believe that the return policies in all businesses conform to standard industry practices. Our business has not experienced significant seasonal buying patterns.

Our Facilities/Manufacturing

Our headquarters are located in Deer Park, Illinois. We also have major facilities located in Tempe, Arizona; Lawrenceville, Georgia; Farmington Hills, Michigan; Elma, New York; Seguin, Texas; Nogales, Mexico; Tianjin, China; Angers, France, and Penang, Malaysia. Most of our ACES products are manufactured in our Seguin, Texas facility. We manufacture all of our ESG products in Asia, primarily in two of our facilities in China and Malaysia. The manufacture of MCG products has been transferred, or is in the process of being transferred, to contract manufacturers and our facility in Nogales, Mexico.

Broadband Communications Segment

The Broadband Communications segment (“BCS” or the “segment”) designs, manufactures and sells: a wide variety of broadband products for the cable television industry; high speed data products; hybrid fiber coaxial network transmission systems used by cable television operators; and digital satellite television systems for programmers. In 2003, BCS net sales represented 6% of the Company’s consolidated net sales.

Principal Products and Services

The segment is a leading provider of end-to-end networks used in the cable television industry for the delivery of video, voice and data services over hybrid fiber coaxial networks. These broadband networks include products to transport programming by broadcasters, products used at the cable operator’s headend (central office) and products used at its outside transmission plant. We also sell a suite of interactive digital set-top terminals for the customer’s home that enable advanced interactive entertainment and informational services, including video-on-demand, digital video recording (DVR), Internet access, e-mail, e-commerce, chat rooms, impulse pay-per view, decoding and processing of high definition television (HDTV) to be transmitted over networks using our technology and other IP services. Our interactive digital set-top terminals also deliver advanced interactive services focused on the digital video broadcast-compliant (DVB-compliant) markets around the world. We also provide digital system control equipment, encoders, access control equipment and a wide range of digital satellite receivers. Our digital business accounted for approximately 65% of our revenue in 2003 and is expected to account for a substantial portion of our revenues for the foreseeable future.

Our Surfboard® family of cable modems delivers high-speed Internet access to subscribers over cable networks. These Surfboard® products also include wireless networking devices with high-speed Internet access for a complete home, small office or small-to-medium enterprise communications system.

To complete the end-to-end broadband network system, we design and manufacture a diverse family of broadband infrastructure access applications for broadband services including video, voice, and data communications. These products include cable modem termination systems, headend products, amplifiers, taps, passives and optoelectronics.

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

Our Industry

Demand for our products depends primarily on: (i) capital spending by providers of cable services for constructing, rebuilding or upgrading their communications systems, and (ii) the marketing of advanced communications services by those providers. The amount of spending by these providers, and therefore a majority of our sales and profitability, are affected by a variety of factors, including: (i) general economic conditions; (ii) the continuing trend of consolidation within the cable industry; (iii) the financial condition of cable television system operators and alternative communications providers, including their access to financing; (iv) the rate of digital penetration; (v) technological developments; (vi) standardization efforts that impact the deployment of new equipment; and (vii) new legislation and regulations affecting the equipment sold by the segment. In 2003, our customers significantly reduced their capital spending for the second consecutive year, primarily due to difficult economic conditions and in an effort to improve their cash flows. Additionally, the debt ratings of several of the largest cable operators have also been downgraded, in part due to significant debt levels. These conditions have impacted, and may continue to impact, our customer’s ability to make new capital expenditures or raise additional capital in the near term to fund capital expenditures.

Our Strategy

We continue to focus on our strategy to innovate and enhance our end-to-end network portfolio. We are focused on accelerating the rate of digital penetration in North America through the introduction of an enhanced suite of digital set-top terminals, including more cost-effective products designed to increase the number of set-tops per household, as well as higher-end products for premium service, including HDTV and DVR applications. We also continue to focus on opportunities outside of North America, including the development of digital video products designed to be compliant with technology required in these regions. However, international growth has been slow.

We also are focused on enhancing and expanding our infrastructure offerings, including next-generation products in the CMTS and fiber optic network markets. Sales of our CMTS products increased in 2003 and are expected to continue to increase in 2004 as cable operators build out their networks to accommodate enhanced data and voice applications. We also will continue to expand our portfolio of data products beyond the traditional cable modem business. We are focused on providing home networking products, including wireless networking devices with high-speed Internet access for a complete home, small office or small-to-medium enterprise communications system.

Customers

We are dependent upon a small number of customers for a significant amount of our sales. The vast majority of our sales are in the U.S.—where a small number of large cable television multiple system operators (MSOs) own a large portion of the cable systems and account for a significant portion of the total capital spending in the industry. Comcast Corporation accounted for approximately 40% of the segment’s net sales in 2003. The loss of business in the future from Comcast or any of the other major MSOs could have a material adverse effect on the segment’s business.

Competition

The businesses in which we operate are highly competitive. We compete worldwide in the market for digital set-top terminals for cable and satellite networks. Based on 2003 annual sales, we believe we are the leading provider of digital cable set-top terminals in North America. Our digital cable set-top terminals compete with products from a number of different companies, including: (i) those that develop and sell substitute products that are distributed by direct broadcast satellite (DBS) service providers through retail channels, (ii) those that develop, manufacture and sell products of their own design, and (iii) those that license technology from us or other competitors. In North America, our largest competitor is Scientific Atlanta. Other competitors in North America include C-COR, Harmonic, Arris and Cisco. Outside of North America, where we have a smaller market position, we compete with many equipment suppliers, including several consumer electronics companies.

The traditional competitive environment in the North American cable market continues to change for several reasons. First, based on our customers’ requirements, we have begun and will continue to license certain of our technology to certain competitors. In 2004, we expect to license our technology to more licensees, which may result in increased competition for digital set-top terminals in our markets. Second, per OpenCable specifications, we anticipate that digital televisions will be available in 2004 that will not require a digital set-top box for one-way broadcast digital services.

Historically, reception of digital television programming from the cable broadband network required a set-top terminal with certain security technology compatible with the network. This security technology has limited the availability of set-top terminals to those manufactured by a few cable network manufacturers, including Motorola. The FCC has enacted regulations requiring separation of security functionality from set-top terminals by January 1, 2006. To meet this requirement, we have developed security modules for sale to cable operators for use with our own and third party set-top terminals. As a step towards this implementation, in 2002, the cable industry and consumer electronic manufacturers agreed upon a uni-directional security interface which allows third-party devices to access broadcast programming (not pay-per view or video on demand) with a security device. The first such devices became available in the fourth quarter of 2003. A full two-way security interface specification is expected to be completed by the end of 2004, and compliant devices are likely in 2006. These changes are expected to increase competition and encourage the sale of set-top terminals to consumers in the retail market. Traditionally, cable service providers have leased the set-top terminal to their customers.

The FCC also has mandated that digital tuners be incorporated into television sets by 2006. As a result of these actions, television manufacturers may integrate technology that is available in our set-top terminals into their products in the future and bypass the need for a set-top terminal for certain applications.

All of these changes could impact the strength of our competitive position and our sales and profitability. Most of our sales and profits arise from the sale of our set-top terminals.

We also compete worldwide in the market for broadband data products. We believe that we are the leading provider of cable modems worldwide, competing with a number of consumer electronic companies and various original design manufacturers worldwide.

The rapid technological changes occurring in each of the markets in which we compete are expected to lead to the entry of many new competitors.

Competitive factors for our products and systems include: technology offered, product and system performance, features, quality, delivery, availability and price. We believe that we enjoy a strong competitive position because of our large installed cable television equipment base, strong relationships with major communication system operators worldwide, technological leadership and new product development capabilities.

Payment Terms

Extended payment terms are provided to customers from time to time on a case-by-case basis. Such extended terms are isolated in nature and historically have not related to a significant portion of our revenues.

Regulatory Matters

Many of our products are subject to regulation by the FCC or other communications regulatory agencies. In addition, our customers and their networks, into which our products are incorporated, are subject to government regulation. Government regulatory policies affecting either the willingness or the ability of cable operators to offer certain services, or the terms on which the companies offer the services and conduct their business, may affect the segment’s results. Regulatory actions also have impacted competition, as discussed above.

Backlog

The segment’s backlog was $288 million at December 31, 2003 and $324 million at December 31, 2002. The reduction in backlog and related orders primarily reflects a shorter cycle time required for customer fulfillment. The 2003 order backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2004. The forward-looking estimates of the firmness of such orders is subject to future events, which may cause the amount recognized to change.

Intellectual Property Matters

We seek to build upon our core enabling technologies such as digital compression, encryption and conditional access systems, in order to lead the worldwide growth in the market for broadband communications networks. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology and improvements that we consider important to the development of our business.We also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position, and will periodically seek to include our proprietary technologies in certain patent pools that support the implementation of standards. We are a founder of MPEG LA, the patent licensing authority established to foster broad deployment of MPEG-2 compliant systems. We have also licensed our digital conditional access technology, DigiCipher® II, to other equipment suppliers. We also enter into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. These license agreements require the payment of certain royalties that are not expected to be material to the segment’s financial results.

Inventory, Raw Materials, Right of Return and Seasonality

Substantially all of our products are manufactured at our facilities in Taiwan and Mexico. Inventory levels are managed in line with existing business conditions.

We source our raw materials primarily from large multinational corporations that supply the electronics and telecommunications industries. In general, we have access to several sources of supply for each component in our major products; however, we have some components that are currently available only from a couple of sources. We have inventory controls and other policies intended to minimize the effect of any interruption in the supply of components. We currently source certain parts from Broadcom Corporation and Texas Instruments Corporation for our digital set-top terminals and cable modems. Any material disruption in supply from Broadcom or Texas Instruments for certain products would have a material adverse impact on our operations.

Electricity is the primary source of energy required for our manufacturing operations. These operations do not have significant risk relating to the availability of this energy source; however, possible shortages in the supply of electricity would affect the segment’s operations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities.

Generally, we do not permit customers to return products. We have not experienced seasonal buying patterns for our products recently. However, as our retail cable modem and digital set-top terminal sales increase, we may have increased sales during the holiday season at the end of each year.

Our Facilities/Manufacturing

Our headquarters are located in Horsham, Pennsylvania. We also have research and development and administrative offices in San Diego and San Jose, California; Marlboro, Massachusetts; and Lawrenceville, Georgia. We have several sales offices throughout North America, Europe, Latin America and Asia, and we operate manufacturing facilities in Taipei, Taiwan; Nogales, Mexico; and Nuremberg, Germany. Substantially all of our manufacturing is in Taiwan and Mexico.

Other Products Segment

The Other Products segment includes: (i) Next Level Communications, Inc., which became a wholly-owned subsidiary of Motorola in April 2003, (ii) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, (iii) Motorola Credit Corporation (MCC), Motorola’s wholly-owned finance subsidiary, and (iv) Motorola’s holdings in cellular operating companies outside the U.S.

Other Information

Financial Information About Segments.    The response to this section of Item 1 incorporates by reference Note 10, “Information by Segment and Geographic Region,” of Part II, Item 8: Financial Statements and Supplementary Data of this document.

Customers.    Motorola sells approximately 10.3% of its products and services to Nextel Communications, Inc. and its affiliates. In addition to Nextel, Motorola has several other large customers, the loss of one or more of these customers would have a material adverse effect on Motorola. Based on 2003 annual sales, in addition to Nextel, other large Motorola customers include Verizon, China Mobile and China Unicom.

Approximately 2.2% of Motorola’s net sales in 2003 were to various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.

Government contractors, including Motorola, are routinely subjected to numerous audits and investigations, which may be either civil or criminal in nature. The consequences of these audits and investigations may include administrative action to suspend business dealings with the contractor and to exclude it from receiving new business. In addition, Motorola, like other contractors, reviews aspects of its government contracting operations, and, where appropriate, takes corrective actions and makes voluntary disclosures to the U.S. Government. These audits and investigations could adversely affect Motorola’s ability to obtain new business from the U.S. Government.

Backlog.    Motorola’s aggregate backlog position, including the backlog relating to other Motorola segments, as of the end of the last two fiscal years was approximately as follows:

December 31, 2003	$7.4 billion
December 31, 2002	$5.8 billion

Except as previously discussed in this Item 1, the orders supporting the 2003 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 96% of orders on hand at December 31, 2003 are expected to be shipped or earned, with respect to contracts accounted for under percentage-of-completion of accounting, during 2004. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.

Generally, Motorola recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and collection of the related receivable is probable, which is generally at the time of shipment. Accruals are established, with related reduction to revenue for allowances for discounts and for price protection, returns and incentive programs for distributors related to these sales based on actual historical exposure at the time the related reserves are recognized. For long-term contracts, Motorola uses the percentage-of-completion method to recognize revenues and costs based on the percentage of costs incurred to date compared to the total estimated contract costs. For contracts involving new unproven technologies, revenues and profits or parts thereof are deferred until technological feasibility is established, customer acceptance is obtained and other contract-specific terms have been completed. Provisions for losses are recognized during the period in which the loss first becomes apparent. Revenue for services is recognized ratably over the contract term or as services are performed. Revenue related to licensing agreements is recognized over the licensing period or at the time the Company has fulfilled its obligation and the fee is fixed and determinable.

Research and Development.    Motorola’s business segments participate in very competitive industries with constant changes in technology. Throughout its history, Motorola has relied, and continues to rely, primarily on its research and development programs for the development of new products, and on its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola’s business segments on a regular basis. Management believes, looking forward, that Motorola’s commitment to research and development programs, both to improve existing products and services and to develop new products and services, together with its utilization of state-of-the-art technology, should allow each of its segments to remain competitive.

Research and development (R&D) expenditures relating to new product development or product improvement, other than customer-sponsored contracts, were approximately $3.8 billion in 2003, $3.7 billion in 2002 and $4.3 billion in 2001. R&D expenditures increased 1% in 2003 as compared to 2002, after declining 13% in 2002 as compared to 2001. In addition, research funded under customer-sponsored contracts amounted to approximately $290 million in 2003, $263 million in 2002 and $269 million in 2001. Motorola continues to believe that a strong commitment to research and development is required to drive long-term growth. Approximately 23,500 professional employees were engaged in such research activities (including customer sponsored contracts) during 2003.

Patents and Trademarks.    Motorola seeks to obtain patents and trademarks to protect our proprietary position whenever possible and practical.

As of December 31, 2003, Motorola owned approximately 12,287 utility and design patents in the U.S. and 14,868 patents in foreign countries. These foreign patents are mostly counterparts of Motorola’s U.S. patents, but a number result from research conducted outside the U.S. and are originally filed in the country of origin. During 2003, Motorola was granted 735 U.S. utility and design patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. Royalty and licensing fees income recorded by Motorola was $635 million, $600 million and $613 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Environmental Quality.    Motorola’s operations are from time to time the subject of investigations, conferences, discussions and negotiations with various federal, state and local environmental agencies with respect to the discharge or cleanup of hazardous waste and compliance by those operations with environmental laws and regulations. The remainder of the response to this section of Item 1 incorporates by reference the information contained under the captions “Environmental” and “Other” in Note 9, “Commitments and Contingencies” of Part II, Item 8: Financial Statements and Supplementary Data of this document.

Employees.    At December 31, 2003, there were approximately 88,000 employees of Motorola and its subsidiaries, as compared to approximately 97,000 employees at December 31, 2002, a 9.3% decline.

Financial Information About Foreign and Domestic Operations and Export Sales.    Domestic export sales to third parties were $2.0 billion, $1.4 billion and $2.2 billion for the years ended December 31, 2003, 2002 and 2001, respectively. Domestic export sales to affiliates and subsidiaries, which are eliminated in consolidation, were $5.3 billion, $4.7 billion and $4.9 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

The remainder of the response to this section of Item 1 incorporates by reference Note 9, “Commitments and Contingencies” of Part II, Item 8: Financial Statements and Supplementary Data of this document and the “Results of Operations—2003 Compared to 2002” and “Results of Operations—2002 Compared to 2001” sections of Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of this document.

Available Information

We make available free of charge through our website, www.motorola.com/investor, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Also available free of charge on our website are the following corporate governance documents:

•	Motorola, Inc. Board Governance Guidelines
•	Motorola, Inc. Director Independence Guidelines

•	Principles of Conduct for Members of the Motorola, Inc. Board of Directors
•	Motorola Code of Business Conduct, which is applicable to all Motorola employees, including the principal executive officer, the principal financial officer and the controller (principal accounting officer)
•	Audit and Legal Committee Charter
•	Compensation and Leadership Committee Charter
•	Governance and Nominating Committee Charter

All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, Motorola, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorola.com, phone: 1-800-262-8509. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2: Properties

Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola also operates manufacturing facilities and sales offices in the U.S. and many other countries. (See “Item 1: Business” for information regarding the location of the principal manufacturing facilities for each of Motorola’s business segments.) Motorola owns 69 facilities (manufacturing, sales, service and office), 40 of which are located in North America and 29 of which are located in other countries. Motorola leases 333 facilities, 135 of which are located in North America and 198 of which are located in other countries.

As part of Motorola’s overall strategy to reduce operating costs and improve the financial performance of the corporation, a number of businesses and facilities have either been sold or are currently for sale. During 2003, facilities in Sendai, Japan; Penang, Malaysia; Irvine, California; Lawrenceville, Georgia and Chihuahua, Mexico were sold. In January of 2004, facilities in Tianjin, China and South Queensferry, Scotland were sold. Facilities (or portions thereof) in Mesa, Arizona; Tempe, Arizona; Harvard, Illinois; Northbrook, Illinois; Austin, Texas; Swindon, U.K., and Sendai, Japan are currently up for sale.

Motorola generally considers the productive capacity of the plants operated by each of its business segments adequate and sufficient for the requirements of each business group. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

A substantial portion of Motorola’s products are manufactured in Asia, primarily China, either in our own facilities or the facilities of others who manufacture and assemble products for Motorola. If manufacturing in the region was disrupted, Motorola’s overall productive capacity could be significantly reduced.

Item 3: Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage

Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. On October 9, 2002, the Circuit Court entered summary judgment in defendants’ favor. Plaintiffs have appealed the judgment. Kane, et al., v. Motorola, Inc., et al., filed December 13, 1993 in the Circuit Court of Cook County, Illinois, alleges that plaintiffs’ brain cancer was caused or aggravated by a prototype communication device. On May 11, 2000, the Court entered summary judgment in Motorola’s favor holding that there was no evidence to support plaintiffs’ theory of causation. On September 26, 2002, the Illinois Appellate Court affirmed the entry of summary judgment for Motorola and denied plaintiffs’ appeal. Plaintiffs have sought leave to appeal the decision to the Illinois Supreme Court. On June 6, 2003, the Illinois Supreme court denied the petition for leave to appeal. All avenues of appeal have now been exhausted. Medica et al., v. Motorola, Inc., et al., filed September 7, 1999 in the District Court of Clark County, Nevada, alleges that use of a cellular phone caused a malignant brain tumor. Newman et al., v. Motorola, Inc., et al., filed August 1, 2000, in the Circuit Court for Baltimore City, Maryland and subsequently removed to the U.S. District Court, alleges that use of a cellular phone caused a malignant brain tumor. On September 30, 2002, the district court in Newman ruled that plaintiffs’ expert testimony did not meet the standards of admissibility in the federal courts. With no admissible expert evidence to establish causation, the court subsequently entered summary judgment for defendants. Plaintiffs appealed the judgment. On October 22, 2003, the U.S. Court of Appeals for the Fourth Circuit affirmed the lower court’s decision.

During 2001, the Judicial Panel on Multidistrict Litigation ruled that five cases, Naquin, et al., v. Nokia Mobile Phones, et al., Pinney and Colonell v. Nokia, Inc., et al., Gillian et al., v. Nokia, Inc., et al., Farina v. Nokia, Inc., et al., and Gimpelson v. Nokia Inc, et. al., which allege that the failure to incorporate a remote headset into cellular phones rendered the phones defective and that cellular phones cause undisclosed injury to cells and other health risks, be transferred to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (the “MDL Proceeding”). On March 5, 2003, the MDL Court dismissed with prejudice the five cases consolidated during 2001. In doing so, the Court stated that the subject matter is preempted and not appropriate for litigation, but is entrusted by Congress to federal agencies. On April 2, 2003, plaintiffs appealed the dismissal as well as the court’s jurisdictional ruling. During 2002, the MDL panel transferred and consolidated seven additional cases, Horn v. Motorola, Inc., et. al., Murray v. Motorola, Inc., et al., Agro et. al., v. Motorola, Inc., et al., Cochran et. al., v. Audiovox Corporation, et al., Schofield et. al., v. Matsushita Electric Corporation of America, et al., each of which alleges that use of a cellular phone caused a malignant brain tumor, Dahlgren v. Motorola, Inc., et. al., which alleges that defendants manufactured and sold cell phones that increase the risk of adverse cellular reaction and or cellular dysfunction and failed to disclose biological effects, and Brower v. Motorola, Inc., et al., which contains allegations similar to Horn and Dahlgren, with the MDL Proceeding. On November 18, 2003, the MDL Court entered an order dismissing Horn without prejudice.

Cases relating to Two-Way Radio Usage

On January 23, 2004, Motorola was added as a co-defendant with New York City in Virgilio et al. v. Motorola et al., filed in the United States District Court for the Southern District of New York. The suit was originally filed in December 2003 (against New York City alone) on behalf of twelve New York City firefighters who died in the attack on the World Trade Center on September 11, 2001.

The amended complaint alleges that the twelve firefighters died because the Motorola two-way radios they were using were defective and did not receive evacuation orders and because the City of New York and Motorola committed wrongful acts in connection with a bid process that was designed to provide new radios to the New York City Fire Department. Plaintiffs have asserted claims for wrongful death due to a defect in product design, wrongful death for failure to warn, wrongful death due to fraudulent misrepresentations and deceitful conduct, wrongful death due to negligent misrepresentations, and concerted action against both Motorola and the City of New York. Plaintiffs seek compensatory and punitive damages against Motorola in excess of $5 billion.

On March 10, 2004, the court, to which all September 11 litigation has been assigned, granted Motorola’s and the other defendants’ motion to dismiss the complaint on the grounds that all of the Virgilio plaintiffs have filed claims with the September 11th Victims’ Compensation Fund, that Congress intended the Fund to be their remedy, and they have therefore waived their right to bring the lawsuit.

Iridium-Related Cases

Class Action Securities Lawsuits

Motorola has been named as one of several defendants in putative class action securities lawsuits pending in the District of Columbia arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business. The plaintiffs seek an unspecified amount of damages. On March 15, 2001, the federal court judge consolidated the various securities cases under Freeland v. Iridium World Communications, Inc., et, al., originally filed on April 22, 1999. Motorola moved to dismiss the plaintiffs’ complaint on July 15, 2002, and that motion has not yet been decided.

Bankrupcy Court Lawsuit

Motorola has been sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et, al. v. Motorola

asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages.

Iridium India Lawsuits

Motorola and certain of its current and former officers and directors were named as defendants in a private criminal complaint filed by Iridium India Telecom Ltd. (“Iridium India”) in October 2001 in the Court of the Extra Judicial Magistrate, First Class, Khadki, Pune, India. Iridium India is the purchaser of certain rights from Iridium LLC (“Iridium”) to set up, develop and operate a gateway for the Iridium system in South Asia. The Iridium India Telecom Ltd. v. Motorola, Inc. et al. complaint alleges that the defendants conspired to, and did, commit the criminal offense of “cheating” by fraudulently inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for Iridium services in India. Under the Indian penal code, “cheating” is punishable by imprisonment for up to 7 years and a fine of any amount. The court may also require the defendants to compensate the victim for its losses suffered as a result of the offense, which the complaint estimates at about $100 million. In August 2003, the Bombay High Court granted Motorola’s petition to dismiss the criminal action as to Motorola and the individual defendants. Iridium India has petitioned the Indian Supreme Court to exercise its discretion to review that dismissal, and that petition is pending.

In September 2002, Iridium India also filed a civil suit in the Bombay High Court against Motorola and Iridium. The suit alleges fraud, intentional misrepresentation and negligent misrepresentation by Motorola and Iridium in inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for Iridium services in India. Iridium India claims in excess of $200 million in damages and interest. In conjunction with the filing of the civil suit, Iridium India moved for interim relief and obtained, without notice to Motorola, an order prohibiting Motorola from removing assets from India. In August 2003, Motorola obtained dismissal of Iridium India’s motions for interim relief in the civil suit, but Iridium India appealed that dismissal to the appellate division of the Bombay High Court. An order prohibiting removal of certain assets from India remains in effect pending disposition of that appeal.

Shareholder Derivative Case

M&C Partners III v. Galvin, et al., filed January 10, 2002, in the Circuit Court of Cook County, Illinois, is a shareholder derivative suit filed derivatively on behalf of Motorola against fifteen current and former members of the Motorola Board of Directors and Motorola as a nominal defendant. The lawsuit alleges that the Motorola directors breached their fiduciary duty to the Company and/or committed gross mismanagement of Motorola’s business and assets by allowing Motorola to engage in improper practices with respect to Iridium. The suit seeks an unspecified amount of damages. In October 2003, the court dismissed plaintiff’s amended complaint in its entirety without prejudice.

An unfavorable outcome in one or more of the Iridium-related cases still pending could have a material adverse effect on Motorola’s consolidated financial position, liquidity or results of operations.

Telsim-Related Cases

Motorola is owed approximately $2 billion under loans to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), a wireless telephone operator in Turkey. Telsim defaulted on the payment of these loans in April 2001. The Company fully reserved the carrying value of the Telsim loans in the second quarter of 2002. The Company is involved in the following legal proceedings related to Telsim. The Uzan family controls Telsim.

U.S. Case

On January 28, 2002, Motorola Credit Corporation (“MCC”), a wholly-owned subsidiary of Motorola, initiated a civil action with Nokia Corporation (“Nokia”), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as one of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws. The suit alleged 13 separate counts of wrongdoing, including (i) three counts alleging violations of

Illinois fraud and conspiracy laws; (ii) three federal statutory counts alleging computer hacking; (iii) one count alleging violations of the Illinois Trade Secrets Act; (iv) one count seeking imposition of an equitable lien and constructive trust; (v) one count seeking declaratory relief; and (vi) four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly known as “RICO”. The suit was filed in the United States District Court for the Southern District of New York (the “U.S. District Court”). The U.S. District Court issued its final ruling on July 31, 2003 as described below.

Upon filing the action, MCC and Nokia were able to attach various Uzan-owned real estate in New York. Subsequently, this attachment order was expanded to include a number of bank accounts, including those owned indirectly by the Uzans. On May 9, 2002, the U.S. District Court entered a preliminary injunction confirming the prejudgment relief previously granted. These attachments remain in place.

The U.S. District Court tried the case without a jury to conclusion on February 19, 2003. Subsequent to the trial of the case, and before a final ruling had been issued, the U.S. Court of Appeals for the Second Circuit (“the Appellate Court”) issued an opinion on March 7, 2003 regarding a series of appeals filed by the Uzans from the U.S. District Court’s earlier rulings. In its opinion, the Appellate Court remanded the case back to the U.S. District Court on the grounds that the RICO claims were premature and not yet ripe for adjudication, but concluded that the claims might become timely at some future point. The Appellate Court directed that the RICO claims be dismissed without prejudice to their being later reinstated. The Appellate Court, however, upheld the May 2002 Preliminary Injunction, finding that it was sufficiently supported by the fraud claims under Illinois law, and did not rule on the merits of the Uzans’ claim that this matter may only be resolved through arbitration in Switzerland. A discussion of the arbitration in Switzerland can be found in the section below entitled “Foreign Proceedings.”

In accordance with the mandate from the Appellate Court, on April 3, 2003, the U.S. District Court dismissed the RICO claims without prejudice. On July 8, 2003, MCC filed a motion seeking to have its RICO claims reinstated on the grounds that pursuing further actions against Telsim would be “futile.”

On July 31, 2003, the U.S. District Court entered a judgment in favor of MCC for $4.26 billion. The U.S. District Court declined to reinstate the RICO claims, but held that the court had jurisdiction to decide the merits of the Illinois fraud claims. MCC’s fraud claims under Illinois common law fraud and civil conspiracy were sufficient to support a full judgment on behalf of MCC in the amount of $2.13 billion in compensatory damages. The U.S. District Court also awarded $2.13 billion in punitive damages. In addition, the preliminary injunction was converted into a permanent injunction, essentially unaltered in scope, and the U.S. District Court also ordered the Uzans arrested and imprisoned if they are found within 100 miles of the court’s jurisdiction for being in contempt of court.

On August 8, 2003, the U.S. District Court denied the Uzans’ request for a stay of execution of the judgment pending appeal. To stay execution, the Uzans were required to post a bond of $1 billion by August 15, 2003. The Uzans did not post the bond and instead appealed the U.S. District Court decision to the Appellate Court. On August 18, 2003, the Appellate Court assigned the appeal to a three-judge panel and ruled that the statutory stay (which was to expire on August 18) would remain in place until the panel ruled.

On August 18, 2003, Motorola and Nokia requested that the Appellate Court dismiss the Uzans’ appeal, based on the Uzans’ repeated failures to comply with court orders and their fugitive status. This motion was assigned to the same panel hearing the Uzans’ stay application.

On September 27, 2003, the Appellate Court granted MCC’s and Nokia’s motion, in part, dismissed the individual Uzans’ appeals and denied any stay of execution on the judgment against the individual Uzans. In addition, the Appellate Court vacated the judgment against the three corporate defendants and remanded certain questions to the U.S. District Court to decide in connection with the proceedings against the corporate defendants. The stay of execution was kept in place as against the corporate defendants.

On October 3, 2003, the Uzans filed a motion seeking rehearing by the motions panel and/or the entire Appellate Court and sought another stay of execution as against all of the defendants pending that determination. On February 6, 2004, the motions panel of the Appellate Court denied the Individual Defendants’ motion for reconsideration and stay of execution and issued a mandate. On February 18, 2004, the Individual Defendants filed with the Appellate Court a “Petition for Rehearing En Banc to Review the Panel’s Order Directing that the Mandate Issue ‘Forthwith.’ ” The motions panel of the Appellate Court, on February 19, 2004, on its own motion, sent a letter to the U.S. District Court purporting to withdraw the mandate it had issued on February 6, 2004.

The Company continues its recovery efforts and following the denial of the Uzans’ motion for a stay by the Appellate Court, MCC has begun liquidating Uzan assets in the United States, the United Kingdom and France. However, the Company continues to believe that the litigation, collection and/or settlement processes will be very lengthy in light of the Uzans’ decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make Motorola’s collection efforts more difficult.

Foreign Proceedings

In 2002, the United Kingdom’s High Court of Justice, Queen’s Bench Division (the “UK Court”), on motion of MCC, entered a worldwide freezing injunction against Cem Uzan, Hakan Uzan, Kemal Uzan and Aysegul Akay, freezing each of their assets up to a value of $200 million. The Uzans were ultimately held in contempt of court and ordered to be incarcerated for failing to make a full disclosure concerning their worldwide assets. On June 12, 2003, the UK Court of Appeal affirmed the lower court’s decision against Cem Uzan and Aysegul Akay, but concluded that MCC was not able to enforce the freezing order against Hakan Uzan and Kemal Uzan because they had no assets in England and Wales. Consequently, the lower court’s rulings as to Hakan Uzan and Kemal Uzan were reversed. MCC has appealed this aspect of the Court of Appeal’s decision. The Court of Appeal agreed to stay its Orders in relation to Hakan Uzan and Kemal Uzan, so that the Worldwide Freezing Orders remain effective against them and their worldwide assets, pending MCC’s appeal to the House of Lords. As a result of the Court of Appeal’s decision, the UK assets of Cem Uzan and Aysegul Akay, which total approximately $12.7 million, remain frozen and MCC has commenced the execution process in satisfaction of the New York judgment. In December 2003, the House of Lords issued a final judgment, declining to hear an appeal from the Court of Appeal’s decision, thus keeping the Court of Appeals’ decision in place.

Motorola has also filed attachment proceedings in several other foreign jurisdictions resulting in the preliminary seizure of assets owned by the Uzans and various entities within their control.

On February 5, 2002, Telsim initiated arbitration against MCC in Switzerland at the Zurich Chamber of Commerce. In Telsim’s request for arbitration, Telsim acknowledged its debt, but has alleged that the disruption in the Turkish economy during 2001 should excuse Telsim’s failure to make payments on the MCC loans as required under the agreements between the parties. Telsim seeks a ruling excusing its failure to adhere to the original payment schedule and establishing a new schedule for repayment of Telsim’s debt to MCC. Telsim has failed to comply with its proposed new schedule, missing the first three payments totaling approximately $85 million. In August 2003, MCC moved the arbitration panel for a partial award, seeking a judgment for the $85 million. Telsim opposed the motion. On January 26, 2004, the arbitral tribunal granted MCC’s request and entered a Partial Final Award in favor of MCC and against Telsim in the amount of $85 million. MCC will seek to enforce this award against Telsim in Turkey. MCC has requested a second partial award of $40 million from the arbitration panel to account for a loan payment that would have been due at year-end 2003 even under Telsim’s proposed loan repayment schedule. The arbitration panel has not yet ruled on this request. On June 7, 2002, Rumeli Telfon (“Rumeli”) initiated arbitration against MCC in the Zurich Chamber of Commerce seeking a ruling requiring that MCC consent to Rumeli’s request to place the Diluted Stock into an escrow account in Switzerland. Both of these arbitrations are proceeding.

On June 19, 2002, Telsim initiated arbitration against Motorola, Ltd. and Motorola Komünikasyon Ticaret ve Servis Ltd. Sti., both wholly-owned subsidiaries of Motorola, before the International Chamber of Commerce in Zurich, Switzerland, initially seeking approximately 179 million pounds (approximately US$281 million) as damages for the defendants’ alleged sale of defective products to Telsim. Telsim increased the amount of its claim to approximately 300 million pounds (approximately US$479 million). Motorola has denied the claims and has filed a counterclaim. Hearings were held in January 2004 and further hearings are scheduled for mid-March 2004 and June 2004.

Class Action Securities Lawsuits

A purported class action lawsuit, Barry Family LP v. Carl F. Koenemann, was filed against the former chief financial officer of Motorola, Inc. on December 24, 2002 in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Thereafter, 18 additional putative class action complaints were filed in various federal courts against the Company, its former chief financial officer and various other individuals. The above complaints were all essentially identical and alleged that the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (Telsim), in connection with the sale of telecommunications equipment by Motorola. In each of the complaints, plaintiffs proposed a class period of February 3, 2000 through May 14, 2001, and sought an unspecified amount of damages.

All of the above identified cases have been consolidated before the United States District Court for the Northern District of Illinois (the “Illinois District Court”). A lead plaintiff has been selected by the Illinois District Court and on October 10, 2003, the plaintiffs filed an amended consolidated complaint. Motorola filed its motion to dismiss the consolidated complaint on November 5, 2003. The court has scheduled a status conference with all of the parties on March 24, 2004, at which time the court may rule on the motion to dismiss or otherwise indicate when a ruling may be forthcoming.

In addition, a purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its officers and employees in the Illinois District Court alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in Motorola’s 401(k) Profit Sharing Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from May 16, 2000 to the present, and sought an unspecified amount of damages. On October 3, 2003, plaintiff filed an amended complaint asserting three claims for breach of fiduciary duties under ERISA against 24 defendants grouped into five categories. The amended complaint alleges the defendants violated ERISA by: (1) continuing to offer Motorola stock as an investment option under the Plan, even though it had become an imprudent investment due to Motorola’s dealings with Telsim and other third parties; (2) negligently making misrepresentations and negligently failing to disclose material information necessary for Participants to make informed decisions concerning their participation in the Plan; and (3) failing to appoint fiduciaries with the knowledge and expertise necessary to manage Plan assets, failing to monitor those fiduciaries properly, and failing to provide sufficient information to Participants and other Plan fiduciaries. On December 9, 2003, all but one of the defendants filed their motion to dismiss. No date has been set by the Court for a ruling on the motion to dismiss.

Charter Communications Class Action Securities Litigation

On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. In August 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. The amended complaint alleges that Motorola participated in a “scheme” with Charter in connection with this transaction to artificially inflate Charter’s earnings. On October 2, 2003, Motorola filed a motion to dismiss the amended complaint. No date has been set by the court for a ruling on the motion to dismiss.

In re Adelphia Communications Corp. Securities and Derivative Litigation

On December 22, 2003, Motorola was named as a defendant in two cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation (the “Adelphia MDL”). The Adelphia MDL consists of at least eleven individual cases and one purported class action that were filed in or have been transferred to the United States District Court for the Southern District of New York. First, Motorola was named as a defendant in the Second Amended Complaint in the individual case of W.R. Huff Asset Management Co. L.L.C. v. Deloitte & Touche, et al. This case was originally filed by W.R. Huff Asset Management Co. L.L.C. on June 7, 2002, in the United States District Court for the Western District of New York and was subsequently transferred to the Southern District of New York as related to the Adelphia MDL. Several other individual and corporate defendants are also named in the amended complaint along with Motorola.

As to Motorola, the complaint alleges a claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of the consideration paid by plaintiff for Adelphia debt securities, compensatory damages, costs and expenses of litigation and other relief. Motorola has recently been served with this complaint, the case is in its early stages, and fact discovery has not yet begun. Motorola filed a motion to dismiss this complaint on March 8, 2004 and Motorola is vigorously defending the litigation.

Also on December 22, 2003, Motorola was named as a defendant in Stocke v. John J. Rigas, et al. This case was originally filed in Pennsylvania and was subsequently transferred to the Southern District of New York as related to the Adelphia MDL. Several other individual and corporate defendants are also named in the amended complaint along with Motorola. As to Motorola, the complaint alleges a federal law claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a state law claim of aiding and abetting fraud relating to Adelphia securities. The complaint seeks return of the consideration paid by plaintiff for Adelphia securities, punitive damages, pre-judgment and post-judgment interest, costs and expenses of litigation and other relief. Motorola has recently received this complaint, and fact discovery has not yet begun. Motorola plans to file a motion to dismiss this complaint and Motorola is vigorously defending the litigation.

Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed above with respect to the Iridium cases, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the consolidated financial position, liquidity or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Following are the persons who were the executive officers of Motorola as of February 29, 2004, their ages as of January 1, 2004, their current titles and positions they have held during the last five years:

Edward J. Zander; age 56; Chairman and Chief Executive Officer since January 2004. Prior to joining Motorola, Mr. Zander was a managing director of Silver Lake Partners from July 2003 to December 2003. Prior to holding that position, Mr. Zander was President and COO of Sun Microsystems, Inc. from January 1998 until June 2002.

Scott A. Anderson; age 50; Executive Vice President, President and Chief Executive Officer, Semiconductor Products Sector (“SPS”) since July 2003; Senior Vice President and General Manager, Transportation Systems Group, SPS from November 2000 to July 2003; Corporate Vice President and General Manager, Transportation Systems Group, SPS from February 1999 to November 2000; Corporate Vice President and Director, SPS Transition Management Organization from September 1998 to February 1999.

Robert L. Barnett; age 63; Executive Vice President since January 2003; Executive Vice President, President and Chief Executive Officer, Commercial, Government and Industrial Solutions Sector from July 1998 to January 2003.

Gregory Q. Brown; age 43; Executive Vice President, President and Chief Executive Officer, Commercial, Government and Industrial Solutions Sector since January 2003; Chairman of the Board and Chief Executive Officer of Micromuse, Inc. from February 1999 to December 2002; President, Ameritech Custom Business Services from September 1996 to February 1999.

Dennis J. Carey; age 57; Executive Vice President, President and Chief Executive Officer, Integrated Electronic Systems Sector since November 2002; Executive Vice President, Business Development, Strategy and Corporate Operations of The Home Depot, Inc. from May 2001 to March 2002; Executive Vice President and Chief Financial Officer of The Home Depot, Inc. from May 1998 to May 2001.

Eugene A. Delaney; age 47; Executive Vice President and President, Global Relations and Resources Organization since July 2002; Senior Vice President and President, Global Relations and Resources Organization from February 2002 to July 2002; Senior Vice President and General Manager, Global Customer Solutions Operations Asia/Pacific from October 2001 to February 2002; Senior Vice President and General Manager, Telecom Carrier Solutions Group, Global Telecom Solutions Sector from August 2000 to October 2001; Senior Vice President and General Manager, Global Telecom Solutions Group, Communications Enterprise from April 1999 to August 2000; Senior Vice President and General Manager, Network Solutions Sector from May 1998 to April 1999.

David W. Devonshire; age 58; Executive Vice President and Chief Financial Officer since April 2002; Executive Vice President and Chief Financial Officer of Ingersoll-Rand Company from January 2000 to January 2002; Senior Vice President and Chief Financial Officer of Ingersoll-Rand Company from January 1998 to January 2000.

Glenn A. Gienko; age 51; Executive Vice President and Motorola Director of Human Resources since May 1996.

A. Peter Lawson; age 57; Executive Vice President, General Counsel and Secretary since May 1998.

Thomas J. Lynch; age 49; Executive Vice President, President and Chief Executive Officer, Personal Communications Sector (“PCS”) since August 2002; Executive Vice President and President, Integrated Electronic Systems Sector from January 2001 to August 2002; Senior Vice President and General Manager, Satellite & Broadcast Network Systems, Broadband Communications Sector from February 2000 to January 2001; Senior Vice President and General Manager, Satellite & Broadcast Network Systems, General Instrument Corporation from May 1998 to February 2000.

Daniel M. Moloney; age 44; Executive Vice President, President and Chief Executive Officer, Broadband Communications Sector (“BCS”) since June 2002; Senior Vice President and General Manager, IP Systems Group, BCS from February 2000 to June 2002; Senior Vice President and General Manager, Advanced Networks and Telecom Business Unit, General Instrument Corporation from July 1998 to January 2000.

Adrian R. Nemcek; age 56; Executive Vice President, President and Chief Executive Officer, Global Telecom Solutions Sector (“GTSS”) since August 2002; Senior Vice President and President, GTSS from September 2001 to August 2002; Senior Vice President and General Manager, Office of Strategy, GTSS from August 2000 to September 2001; Senior Vice President and General Manager, Customer Solutions Group, Network Solutions Sector from January 1999 to August 2000; Corporate Vice President and General Manager, EMEA Group, Cellular Infrastructure Group from March 1998 to January 1999.

Leif G. Soderberg; age 49; Senior Vice President and Director, Global Strategy and Corporate Development since November 2002; Senior Vice President and Director, Corporate Strategy from April 2002 to November 2002; Senior Vice President and General Manager, Strategy, Corporate Development and Industry Relations, Personal Communications Sector from September 2000 to April 2002; Senior Vice President and General Manager, Systems Solutions Group, Commercial, Government and Industrial Solutions Sector from December 1998 to September 2000.

Padmasree Warrior; age 43; Senior Vice President and Chief Technology Officer since January 2003; Corporate Vice President and General Manager, Energy Systems Group, Integrated Electronic Systems Sector from April 2002 to January 2003; Corporate Vice President and General Manager, Thoughtbeam, Inc., a wholly-owned subsidiary of Motorola, Inc., from October 2001 to April 2002; Corporate Vice President, Chief Technology Officer and Director, DigitalDNA Laboratories, Semiconductor Products Sector (“SPS”) from December 2000 to October 2001; Vice President, Chief Technology Officer and Director, DigitalDNA Laboratories, SPS from July 2000 to December 2000; Vice President and Assistant Director, DigitalDNA Laboratories, SPS from August 1999 to July 2000; Vice President and Director, HiPerMOS and RFLDMOS Device Center of Excellence, SPS from February 1999 to August 1999; Director, HiPerMOS and RFLDMOS Device Center of Excellence, SPS from June 1997 to February 1999.

Mike S. Zafirovski; age 50; President and Chief Operating Officer since July 2002; Executive Vice President and President, Personal Communications Sector from June 2000 to July 2002. Prior to joining Motorola, Mr. Zafirovski was at the General Electric Company for more than 24 years in several senior positions, including President and Chief Executive Officer of GE Lighting, General Electric Company from July 1999 to May 2000; President of GE Lighting, Europe, Middle East and Africa, General Electric Company from April 1996 to June 1999.

The above executive officers will serve as executive officers of Motorola until the regular meeting of the Board of Directors in May 2004 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

Motorola’s common stock is listed on the New York, Chicago and Tokyo Stock Exchanges. The number of stockholders of record of Motorola common stock on January 31, 2004 was 96,856.

The remainder of the response to this Item incorporates by reference Note 15, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing on page 131 under “Item 8: Financial Statements and Supplementary Data”.

FIVE YEAR FINANCIAL SUMMARY	31

Item 6: Selected Financial Data

Motorola, Inc. and Subsidiaries

Five Year Financial Summary

	Years Ended December 31
(Dollars in millions, except as noted)	2003	2002	2001	2000	1999

Operating Results
Net sales	$27,058	$27,279	$30,486	$38,136	$33,693
Costs of sales	18,101	18,307	23,121	25,612	22,413

Gross Margin	8,957	8,972	7,365	12,524	11,280

Selling, general and administrative expenses	4,073	4,472	4,919	6,049	6,187
Research and development expenditures	3,771	3,716	4,275	4,467	3,683
Reorganization of businesses	86	1,764	1,858	596	(226)
Other charges (income)	(57)	833	2,116	517	1,406

Operating earnings (loss)	1,084	(1,813)	(5,803)	895	230

Other income (expense):
Interest expense, net	(295)	(356)	(413)	(171)	(51)
Gains on sales of investments and businesses, net	643	96	1,931	1,570	1,180
Other	(139)	(1,373)	(1,226)	(63)	(76)

Total other income (expense)	209	(1,633)	292	1,336	1,053

Earnings (loss) before income taxes	1,293	(3,446)	(5,511)	2,231	1,283
Income tax expense (benefit)	400	(961)	(1,574)	913	392

Net earnings (loss)	$893	$(2,485)	$(3,937)	$1,318	$891

Per Share Data (in dollars)
Diluted earnings (loss) per common share	$0.38	$(1.09)	$(1.78)	$0.58	$0.41
Diluted weighted average common shares outstanding (in millions)	2,351.2	2,282.3	2,213.3	2,256.6	2,202.0
Dividends declared(1)	$0.16	$0.16	$0.16	$0.16	$0.16

Balance Sheet
Total assets	$32,098	$31,152	$33,398	$42,343	$40,489
Long-term debt and redeemable preferred securities	7,161	7,674	8,857	4,778	3,573
Total debt and redeemable preferred securities	8,057	9,303	9,727	11,169	6,077
Total stockholders’ equity	12,689	11,239	13,691	18,612	18,693

Other Data
Capital expenditures	$655	$607	$1,321	$4,131	$2,856
% of sales	2.4%	2.2%	4.3%	10.8%	8.5%
Research and development expenditures	$3,771	$3,716	$4,275	$4,467	$3,683
% of sales	13.9%	13.6%	14.0%	11.7%	10.9%
Year-end employment (in thousands)	88	97	111	147	128

(1)	Dividends declared in 1999 were on Motorola shares outstanding prior to the General Instrument merger.

32	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2003. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto which appear beginning on page 89 under “Item 8: Financial Statements and Supplementary Data”.

Executive Overview

What businesses are we in?

Motorola reports seven segments as described below.

The Personal Communications segment (PCS) designs, manufactures, sells and services wireless subscriber equipment, including wireless handsets and personal two-way radios, with related software and accessory products. The segment’s net sales in 2003 were $11.0 billion, representing 41% of the Company’s consolidated net sales.

The Semiconductor Products segment (SPS) designs, develops, manufactures and sells a broad range of semiconductor products that are based on its core capabilities in embedded processing, including microcontrollers, digital signal processors and communications processors. In addition, the segment offers a broad portfolio of devices that complement its families of embedded processors, including sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through its embedded processors and complementary products, the segment is also able to offer customers complex combinations of semiconductors and software, which are referred to as “platform-level products”. The segment’s net sales in 2003 were $4.9 billion, representing 18% of the Company’s consolidated net sales. In October of 2003, the Company announced that it intends to move its semiconductor operations into a separate, publicly-traded company.

The Global Telecom Solutions segment (GTSS) designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. The segment’s net sales in 2003 were $4.4 billion, representing 16% of the Company’s consolidated net sales.

The Commercial, Government and Industrial Solutions segment (CGISS) designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment’s net sales in 2003 were $4.1 billion, representing 15% of the Company’s consolidated net sales.

The Integrated Electronic Systems segment (IESS) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems. The segment’s net sales in 2003 were $2.3 billion, representing 8% of the Company’s consolidated net sales.

The Broadband Communications segment (BCS) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television networks, (ii) high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP) based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems, (v) direct-to-home (DTH) satellite networks and private networks for business

Note: When discussing the net sales for each of our seven segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, $1.8 billion of intracompany sales were eliminated as part of the consolidation process in 2003. As a result, the percentages of consolidated net sales for each of our business segments sum to greater than 100% of the Company’s consolidated net sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

communications, and (vi) digital broadcast products for the cable and broadcast industries. The segment’s net sales in 2003 were $1.7 billion, representing 6% of the Company’s consolidated net sales.

The Other Products segment includes: (i) Next Level Communications, Inc., which became a wholly-owned subsidiary of the Company in April 2003, (ii) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, (iii) Motorola Credit Corporation (MCC), the Company’s wholly-owned finance subsidiary, and (iv) the Company’s holdings in cellular operating companies outside the U.S. The segment’s net sales in 2003 were $435 million, representing 2% of the Company’s consolidated net sales.

What were our key 2003 financial results?

•	Our net sales were $27.1 billion in 2003, down 1% from $27.3 billion in 2002.

•	We generated operating earnings of $1.1 billion in 2003, compared to incurring an operating loss of $1.8 billion in 2002.

•	We had positive operating cash flow of $2.8 billion in 2003 and have now generated positive operating cash flow for 12 straight quarters.

•	We reduced our total debt by $1.2 billion in 2003, from $9.3 billion to $8.1 billion, and reduced our net debt by $2.7 billion, from $2.7 billion to $41 million.

•	We had net reorganization of business charges of $124 million in 2003, compared to net reorganization of business charges of $1.8 billion in 2002. The net $124 million charge in 2003 included $353 million of new charges and $229 million of reversals of accruals no longer needed. The $229 million of reversals constitute 18% of the Company’s $1.3 billion in earnings before income tax in 2003.

What we focused on in 2003?

During 2003, we focused on three key objectives.

First, we committed ourselves to continued earnings and balance sheet improvement. We significantly improved operating performance in 2003, with operating earnings of $1.1 billion, compared to an operating loss of $1.8 billion in 2002. We also continued to strengthen our balance sheet in 2003, as evidenced by our $2.8 billion in positive operating cash flow and $1.2 billion reduction in total debt. We also reduced our net debt to $41 million at the end of 2003. This is our lowest level of net debt in over 20 years.

We were also committed to a return to sales growth in 2003. Although net sales for the full year 2003 were less than full year 2002 net sales, we did achieve net sales growth of 4.4% in the second half of 2003 compared to the second half of 2002.

The final key objective was to accelerate our pace for addressing opportunities and fixing strategic issues. Some of the highlights in this area included: (i) product portfolio enhancements, primarily GTSS’s acquisition of Winphoria Networks, Inc., a company specializing in soft switch technology, and (ii) the decision to separate our semiconductor operations into a separate, publicly-traded company.

In addition, we implemented the following initiatives to bring renewed focus to operational efficiency.

First, we set an objective to reduce the cost of poor quality (COPQ) through objectives such as improving software quality, reducing warranty repair and reducing inventory excess and obsolescence and scrap.

We also focused on reducing the cost of purchased materials and services through an improved procurement process which includes: (i) aggressive cross-sector leverage, (ii) overall reductions in purchase and usage spending, (iii) utilizing low-cost sourcing centers, and (iv) integrating a fully digitalized negotiation and procurement process.

Finally, the Company is focused on improving the new product introduction process and engineering effectiveness throughout our business.

34	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

What challenges and opportunities did our businesses face in 2003?

2003 was a critical year for our businesses and the industries in which we participate. We returned to profitability in 2003 after sustaining large losses in 2001 and 2002. After two very difficult years, growth returned to the telecommunications and semiconductor industries. Yet, despite the return to growth in these key industries, we did not meet all of the goals we established for ourselves. Below is a list of the most significant items impacting our 2003 performance in management’s view.

•	In CGISS: Our public safety and enterprise communications business performed very well in 2003, as evidenced by a 10% increase in net sales and improved earnings compared to 2002. We believe that this business is well positioned to take advantage of increased spending for communications equipment in the public safety markets. Nonetheless, the business did face challenges in 2003, as new competitors entered the public safety communications field, primarily due to the increased demand for statewide and nationwide systems. In addition, slower economic growth over the past several years has contributed to state and local budget deficits. Although 2003 was marked by increased Federal spending on homeland security, continued delays in some homeland security funding to state and local agencies have impacted overall industry spending. The business is also building relationships with international organizations, such as Interpol and the United Nations, in order to meet the public safety demands of international customers. In 2003, international public safety sales increased compared to 2002.

•	In IESS: Our automotive, embedded computing and energy systems business had a 3% increase in net sales and vastly improved earnings in 2003, as compared to 2002. These improvements were primarily driven by the Automotive Communications and Electronic Systems Group, as the content of electronics systems and controls in automobiles continued to increase in 2003 and the business benefited from the success of several new electronics controls products, and in the Motorola Computer Group, where the business saw increased demand for commercial off-the-shelf embedded computing applications. On the other hand, the Energy Systems Group was negatively impacted by lower than expected sales of batteries to our wireless handset business, which is the largest customer of this business group.

•	In GTSS: Our wireless networks business’ net sales declined by 4% in 2003 as wireless network operators continued to reduce capital spending in 2003, particularly in mature markets. Although net sales declined, our wireless network business increased profitability in 2003, primarily due to benefits from prior and ongoing cost-reduction efforts. The business was successful in generating business in emerging markets, where, in connection with the award of new licenses, many operators have increased spending on cellular infrastructure equipment and services. However, competition to win awards to supply equipment for next-generation 3G UMTS equipment remains intense and the business has not been as successful at winning those awards as our competitors.

•	In PCS: Our wireless handset business experienced a 2% decline in net sales and a decline in market share in 2003. Although we believe the wireless handset market experienced an upswing in 2003, with an approximately 20% increase in units shipped by the total industry compared to 2002, this business unit’s shipments grew by only 7%. The business experienced increased competition in Asia, particularly in China, from new and existing handset manufacturers. This resulted in a decline in average selling price and a reduced market share in China, although we believe the business retained its leading market share position in China. Results were also impacted by delays in shipments of certain new products, which were primarily caused by supply constraints for a key component. As a result, the wireless handset business was not able to meet its demand for handsets in the second half of 2003, particularly handsets with integrated cameras.

•	In SPS: Our semiconductor business began to improve in 2003 as the overall industry began to recover from the worst recession in its history during 2001 and 2002. Although our semiconductor business still incurred an operating loss in 2003, it improved operating results for the full year and returned to profitability in the fourth quarter of 2003. Net sales in the semiconductor business, which declined 3%, were also directly affected by the delays in the introduction of new products by our wireless handset business, as sales to our wireless handset business, the semiconductor business’ largest customer, decreased 16%. Also, the business has not been as successful as it hoped in attracting new outside customers in the handset industry to purchase its chipsets.

•	In BCS: Our broadband business’ net sales declined by 16% in 2003, as cable operators continued to reduce their capital spending, resulting in lower purchases from BCS of digital set-top terminals, as well as a reduction in purchases of network transmissions systems and equipment. Although net sales declined, the business returned to profitability in 2003 due to a decline in reorganization of business and other charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

Focusing on 2004

In looking ahead to 2004, first and foremost, we are focused on increasing profitable sales and growing market share. We remain cautiously optimistic about the economic recovery for information technology products, especially in the areas of communications and related industries. We are excited about the range of our new product offerings this year in our wireless handset, network infrastructure, broadband communications, semiconductor, automotive, and government and public safety businesses. Our unique advantage is providing compelling communication products for the mobile user, connecting the auto, the home and the enterprise, including the public safety market. Seamless mobility is our unique core competency and one which will continue to differentiate Motorola from our competitors over the next several years.

For 2004 we also are focused on the following specific programs:

•	Improved Execution. We have various programs in place to accelerate our timely delivery of products with higher levels of quality that will result in increased levels of customer delight.

•	Improved Cost Structure. We will continue to focus on programs and operational efficiencies that drive down our fixed and discretionary costs.

•	Improved Customer Focus. We are implementing new company-wide programs to further embrace our customers on both a strategic and tactical basis. We believe our customers, together with our employees, are the Company’s most important assets and must be treated as such every day.

•	Increased Brand Recognition. We are investing in the Motorola corporate brand as well as broadening our efforts for our consumer handset and broadband products. We believe this is critical to establish Motorola as the preeminent supplier of communications technology products and devices for the connected world.

•	Increased Investment in Our Long-term Technology Portfolio. We are continuing to identify and resource our core competencies and disruptive technologies to ensure that we can continue to lead in our markets over the next decade.

We face challenges, including many of those that we faced in 2003. We are in extremely competitive businesses and face new and established competitors regularly. However, we believe our strategy, when properly executed, will result in future improvement of our operating results, including higher sales and earnings.

Results of Operations

	Years Ended December 31
(Dollars in millions, except per share amounts)	2003	% of sales	2002	% of sales	2001	% of sales

Net sales	$27,058		$27,279		$30,486
Costs of sales	18,101	66.9%	18,307	67.1%	23,121	75.8%

Gross margin	8,957	33.1%	8,972	32.9%	7,365	24.2%
Selling, general and administrative expenses	4,073	15.1%	4,472	16.4%	4,919	16.1%
Research and development expenditures	3,771	13.9%	3,716	13.6%	4,275	14.0%
Reorganization of businesses	86	0.3%	1,764	6.5%	1,858	6.1%
Other charges (income)	(57)	(0.2)%	833	3.1%	2,116	6.9%

Operating earnings (loss)	1,084	4.0%	(1,813)	(6.6)%	(5,803)	(19.0)%
Other income (expense):
Interest expense, net	(295)	(1.1)%	(356)	(1.3)%	(413)	(1.4)%
Gains on net sales of investments and businesses, net	643	2.4%	96	0.4%	1,931	6.3%
Other	(139)	(0.5)%	(1,373)	(5.0)%	(1,226)	(4.0)%

Earnings (loss) before income taxes	1,293	4.8%	(3,446)	(12.6)%	(5,511)	(18.1)%
Income tax expense (benefit)	400	1.5%	(961)	(3.5)%	(1,574)	(5.2)%

Net earnings (loss)	$893	3.3%	$(2,485)	(9.1)%	($3,937)	(12.9)%

Earnings (loss) per diluted common share	$0.38		$(1.09)		$(1.78)

36	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2003, 2002 and 2001 are as follows:

Geographic Market Sales by Locale of End Customer

	2003	2002	2001

United States	50%	45%	44%
Europe	14%	14%	14%
China	10%	14%	13%
Asia, excluding China and Japan	10%	11%	8%
Latin America	8%	7%	9%
Japan	3%	3%	5%
Other Markets	5%	6%	7%

	100%	100%	100%

Results of Operations—2003 Compared to 2002

Net Sales

Net sales were $27.1 billion in 2003, down 1% from $27.3 billion in 2002. The overall decline in net sales was primarily related to: (i) a $342 million decrease in net sales by BCS, reflecting continuing reductions in capital spending by cable service providers, (ii) a $196 million decrease in net sales by PCS, primarily due to: (a) increased competition in Asia, (b) an estimated loss in market share resulting from delays in the introduction of new products, driven by supply constraints for a key component, and (c) the discontinued sale of paging products during 2002, (iii) a $194 million decrease in net sales by GTSS, reflecting continuing reductions in capital spending by cellular operators, specifically in mature markets, and (iv) a $136 million decrease in net sales by SPS, reflecting decreased sales by the segment in the networking and wireless markets, primarily driven by a reduction in sales to other Motorola businesses. These decreases were partially offset by: (i) a $382 million increase in net sales by CGISS, reflecting increased customer spending due to homeland security initiatives in the government market, as well as an increase in sales due to the conflict in the Middle East and the pending reconstruction of public safety systems in Iraq, and (ii) a $76 million increase in net sales by IESS, primarily due to the success of several new products in the automotive market and increased demand from industrial automation, medical and telecommunications customers.

Gross margin

Gross margin was $9.0 billion, or 33.1% of net sales, in 2003, compared to $9.0 billion, or 32.9% of net sales, in 2002. Four of the Company’s six major segments had a higher gross margin in 2003 and three of the six major segments had higher gross margin as a percentage of net sales. The improvement in gross margin as a percentage of net sales reflects: (i) an increase in SPS, primarily due to a reduction in labor costs, reflecting benefits from previous cost-reduction efforts, and a decline in depreciation costs resulting from the closures of manufacturing facilities, partially offset by the segment’s decrease in net sales, (ii) an increase in CGISS, primarily from the increase in net sales and a favorable product mix, as well as continued benefits from prior cost-reduction actions, and (iii) an increase in GTSS, primarily due to benefits from prior cost-reduction actions and a decline in reorganization of business charges reflected in costs of sales. These improvements in gross margin percentage were partially offset by declines in BCS and PCS, primarily due to the decline in net sales in these two segments.

The 2003 gross margin included reorganization of business charges of $38 million, which were included in Costs of Sales and primarily related to direct labor employee severance costs. The 2002 gross margin included reorganization of business charges of $56 million, which were included in Costs of Sales and primarily related to direct labor employee severance costs.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses declined 9% to $4.1 billion, or 15.1% of net sales, in 2003, compared to $4.5 billion, or 16.4% of net sales, in 2002. Four of the Company’s six major segments had lower SG&A expenses in 2003 than in 2002. The decrease in SG&A expenses was primarily driven by: (i) decreased general and administrative spending by PCS, reflecting benefits from prior and ongoing cost-reduction efforts, (ii) decreased selling and sales support costs by GTSS, reflecting benefits from prior cost-reduction efforts, partially

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

offset by an increase in employee incentive program costs, and (iii) decreased general and administrative spending by IESS and BCS, reflecting benefits from prior cost-reduction actions. These benefits were partially offset by increased SG&A expenditures in: (i) SPS, primarily due to a reduction in grant income compared to 2002 levels, as well as an increase in employee incentive program costs, and (ii) CGISS, primarily due to an increase in employee incentive program costs.

Research and development expenditures

Research and development (R&D) expenditures increased slightly to $3.8 billion, or 13.9% of net sales, in 2003, compared to $3.7 billion, or 13.6% of net sales, in 2002. Four of the Company’s six major segments had increased R&D expenditures in 2003. The increase in R&D expenditures was primarily due to increased expenditures by: (i) PCS, reflecting an increase in developmental engineering expenditures due to the high volume of new product offerings, (ii) IESS, reflecting a reduction in customer funding of R&D, and (iii) SPS, reflecting a reduction in customer subsidized non-recurring engineering charges related to development of next generation wireless products. These increased expenditures were partially offset by a decrease in R&D expenditures by GTSS, reflecting benefits from prior restructuring actions. The Company believes that its decision to maintain R&D expenditures near the 2002 level is providing an immediate payback in terms of the sales growth and even stronger order growth it experienced in the second half of 2003.

Reorganization of businesses

Net reorganization of businesses charges in 2003 were $124 million, including $86 million reflected in the consolidated statements of operations under Reorganization of Businesses and $38 million included in Costs of Sales. The 2003 net charges of $124 million included reorganization of businesses charges of $353 million, offset by reversals of accruals no longer needed of $229 million. The $229 million of reversals constitute 18% of the Company’s $1.3 billion in earnings before income taxes in 2003. Net reorganization of businesses charges in 2002 were $1.8 billion, including $1.76 billion reflected under Reorganization of Businesses and $56 million included in Costs of Sales. The 2002 net charges of $1.8 billion included reorganization of business charges of $2.1 billion, offset by reversals of accruals no longer needed of $314 million. Reorganization of businesses charges include costs associated with workforce reductions, product line discontinuations, business exits, and consolidation of manufacturing and administrative operations. These charges are discussed in further detail in the “Reorganization of Businesses Programs” section below.

Other charges

The Company recorded net income of $57 million in Other Charges (Income) in 2003, compared to net charges of $833 million in 2002. The net income of $57 million in 2003 primarily consists of: (i) $69 million in income from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims, (ii) $59 million in income due to the reassessment of remaining reserve requirements as a result of a litigation settlement agreement with The Chase Manhattan Bank regarding Iridium, a discontinued program to launch a low-orbit satellite communications system, and (iii) $41 million in income from the sale of Iridium-related assets that were previously written down. These items were partially offset by: (i) a $73 million impairment charge relating to goodwill associated with the infrastructure business of BCS, and (ii) $32 million of in-process research and development charges related to the acquisition of Winphoria Networks, Inc. by GTSS.

The net charge of $833 million in 2002 was primarily comprised of: (i) a $526 million charge for potentially uncollectible finance receivables to fully reserve a loan to Telsim, a wireless service provider in Turkey, who is currently in default on a $2.0 billion loan from the Company, (ii) a $325 million intangible asset impairment charge relating to an intellectual property license that enables the Company to provide national authorization services for digital set-top terminals, (iii) $80 million for potential repayments of incentives related to impaired facilities, and (iv) $12 million for acquired in-process research and development charges, primarily related to the acquisition of Synchronous, Inc. by BCS. These items were partially offset by: (i) $63 million of income from the reduction of accruals, primarily related to termination settlements relating to Iridium, and (ii) $24 million of income from the reduction of accruals no longer needed due to the settlement with the Company’s insurer on items related to previous environmental claims.

38	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest expense

Net interest expense was $295 million in 2003, compared to $356 million in 2002. Net interest expense in 2003 included interest expense of $647 million, partially offset by interest income of $352 million. Net interest expense in 2002 included interest expense of $668 million, partially offset by interest income of $312 million. The decrease in net interest expense in 2003 compared to 2002 reflects: (i) a $1.2 billion reduction in overall debt levels during the year, (ii) benefits derived from fixed-to-floating interest rate swaps due to lower interest rates, (iii) lower rates of interest paid for commercial paper and other short-term borrowings due to the low general interest rate environment, and (iv) an increase in interest income due to higher average cash balances.

Gains on sales of investments and businesses

Gains on sales of investments and businesses were $643 million in 2003, compared to $96 million in 2002. The 2003 net gains primarily related to: (i) a $255 million gain on the sale of 25 million shares of common stock in Nextel Communications, Inc., (ii) a $97 million gain on the sale of the Company’s remaining interests in ON Semiconductor, (iii) an $80 million gain on the sale of the Company’s shares in Symbian Limited, (iv) a $65 million gain on the sale of the Company’s shares in UAB Omnitel of Lithuania, and (v) a $61 million gain on the sale of the Company’s shares in Nextel Partners, Inc.

The 2002 net gains primarily related to: (i) the sale of equity securities of other companies held for investment purposes, (ii) the sale of the CodeLink™ bioarray business, and (iii) the reduction of accruals after the settlement of contingencies associated with the prior sales of certain businesses.

Other

Charges classified as Other, as presented in Other Income (Expense), were $139 million in 2003, compared to $1.4 billion in 2002. These charges or income include: (i) foreign currency transaction gains (losses), (ii) equity in net earnings (losses) of affiliated companies, and (iii) investment impairment charges.

The $139 million of charges classified as Other in 2003 primarily related to: (i) $96 million of investment impairment charges, $29 million of which is related to the Company’s debt security holdings in Callahan Associates International L.L.C., a European cable operator, and (ii) $73 million of foreign currency losses, partially offset by $33 million of equity in earnings of affiliated companies.

The $1.4 billion of charges classified as Other in 2002 primarily related to $1.3 billion of investment impairment charges. These impairment charges were primarily comprised of: (i) a $464 million writedown in the value of the Company’s investment in Nextel Communications, Inc., (ii) a $321 million writedown of the Company’s debt security holdings and associated warrants in Callahan Associates International L.L.C, which was based on the results of an independent third-party valuation, (iii) a $95 million charge to write the value of the Company’s investment in an Argentine cellular operating company to zero, and (iv) a $73 million writedown of the Company’s investment in Telus Corporation. Other charges included: (i) $98 million of debt redemption charges paid in 2002 that related to the $825 million of Puttable Reset Securities (PURS) that were redeemed in February 2003, and (ii) $35 million of foreign currency losses.

Effective tax rate

The effective tax rate was 31% in 2003, representing a $400 million net tax expense, compared to a 28% effective tax rate, representing a $961 million net tax benefit, in 2002. The 2003 effective tax rate reflects a $61 million benefit from the reversal of previously-accrued income taxes. The tax reversal relates to a reassessment of the Company’s income tax requirements given the settlement of certain previously-pending income tax audits. The tax rate for 2003, excluding the tax reversal and a $32 million charge for in-process research and development charges related to the acquisition of Winphoria Networks, Inc., was 35%. This adjusted effective tax rate of 35% for 2003 is greater than the 2002 rate of 28% due to a change in the mix of earnings and losses in certain tax jurisdictions and the Company’s inability to recognize tax benefits on certain losses in 2002.

Earnings/(Loss)

The Company had earnings before income taxes of $1.3 billion in 2003, compared to a loss before income taxes of $3.4 billion in 2002. After taxes, the Company had earnings of $893 million, or $0.38 per diluted share, in 2003, compared to a net loss of $2.5 billion, or ($1.09) per share, in 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39

The $4.7 billion improvement in earnings before income taxes is primarily attributed to: (i) a $1.7 billion decrease in overall reorganization of business charges, including a $18 million decrease in reorganization of businesses costs recognized in Costs of Sales and a $1.68 billion decrease in costs recognized in Reorganization of Businesses, (ii) a $1.2 billion decrease in investment impairment charges, (iii) an $890 million decrease in Other Charges, primarily due to charges that occurred in 2002 that did not occur in 2003, which primarily consisted of a $526 million charge related to potentially uncollectible finance receivables from Telsim and a $325 million intangible asset impairment charge relating to a license to certain intellectual property, (iv) a $547 million increase in gains on sales of investments and businesses, primarily due to a $255 million gain from the sale of 25 million shares of common stock in Nextel Communications Inc. and gains from the sale of equity securities of other companies held for investment purposes, and (v) a $399 million decline in SG&A expenditures, primarily due to the benefits from prior restructuring actions. These items were partially offset by the 1% decline in net sales.

Results of Operations—2002 Compared to 2001

Net Sales

Net sales were $27.3 billion in 2002, down 11% from $30.5 billion in 2001. The overall decline in net sales was primarily related to reduced customer capital spending in the industries served by: (i) GTSS, where segment net sales decreased by $1.9 billion, (ii) BCS, where segment net sales decreased by $798 million, and (iii) CGISS, where segment net sales decreased by $573 million. All segments reported lower net sales in 2002 than 2001, except for PCS, which had a 4% increase.

In 2001, the Company sold its Integrated Information Systems Group, the Company’s defense and government electronics business, and the Multiservice Networks Division, a provider of end-to-end managed network systems. These businesses were previously included in CGISS and the Other Products segments, respectively. Businesses sold accounted for $553 million of net sales in 2001.

Gross margin

Gross margin increased to $9.0 billion, or 32.9% of net sales, in 2002, compared to $7.4 billion, or 24.2% of net sales, in 2001. The majority of the improvement was due to: (i) a decrease in reorganization of businesses charges included in costs of sales, (ii) reductions in fixed manufacturing costs, and (iii) lower material costs resulting from improved supply-chain efficiencies.

The 2002 gross margin included reorganization of businesses charges of $56 million, which were included in Costs of Sales and primarily related to direct labor employee severance costs. The 2001 gross margin included reorganization of businesses charges of $1.0 billion, which were included in Costs of Sales and primarily related to $520 million for product portfolio simplification write-offs and $443 million for direct labor employee severance costs. Additionally, businesses sold accounted for $166 million of gross margin in 2001.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses were $4.5 billion, or 16.4% of net sales, in 2002, compared to $4.9 billion, or 16.1% of net sales, in 2001. The decrease in SG&A expenses in 2002 was primarily related to benefits from the Company’s cost-reduction activities. Additionally, businesses sold accounted for $107 million of SG&A expenditures in 2001.

Research and development expenditures

Research and development (R&D) expenditures declined 13% to $3.7 billion, or 13.6% of net sales, in 2002, compared to $4.3 billion, or 14.0% of net sales, in 2001. The decrease in R&D expenses in 2002 was primarily related to a reduction in spending on low-priority programs as the Company continued to execute on its cost-reduction initiatives. Additionally, businesses sold accounted for $30 million of R&D expenditures in 2001.

40	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reorganization of businesses

Total reorganization of businesses charges in 2002 were $1.8 billion, including $1.76 billion reflected in the consolidated statements of operations under Reorganization of Businesses and $56 million included in Costs of Sales. Total reorganization of businesses charges in 2001 were $2.9 billion, including $1.9 billion reflected under Reorganization of Businesses and $1.0 billion included in Costs of Sales. Reorganization of businesses charges include costs associated with workforce reductions, product line discontinuations, business exits, and consolidation of manufacturing and administrative operations. These charges are discussed in further detail in the “Reorganization of Businesses Programs” section below.

Other charges

Charges classified as Other Charges were $833 million in 2002, compared to $2.1 billion in 2001. The net charge of $833 million in 2002 was primarily comprised of: (i) a $526 million charge for potentially uncollectible finance receivables to fully reserve a loan to Telsim, (ii) a $325 million intangible asset impairment charge relating to an intellectual property license that enables the Company to provide national authorization services for digital set-top terminals, (iii) $80 million for potential repayments of incentives related to impaired facilities, and (iv) $12 million for acquired in-process research and development charges, primarily related to the acquisition of Synchronous, Inc. by BCS. These items were partially offset by: (i) $63 million of income from the reduction of accruals, primarily related to termination settlements relating to Iridium and (ii) $24 million of income from the reduction of accruals no longer needed due to the settlement with the Company’s insurer on items related to previous environmental claims.

The net charge of $2.1 billion in 2001 was primarily comprised of: (i) a $1.5 billion charge for potentially uncollectible finance receivables, of which $1.4 billion related to the $2.0 billion loan to Telsim, (ii) a $398 million charge related to litigation and arbitration settlements, of which $365 million related to the Company’s guarantee of a credit agreement for Iridium LLC, (iii) a $116 million charge for goodwill and intangible asset impairments, primarily related to the Internet Software and Content Group, a business included in the Other Products segment, (iv) a $45 million charge for contract terminations, and (v) $40 million for in-process research and development charges relating to the acquisitions of Blue Wave Systems, Inc., included in IESS, and RiverDelta Networks, Inc., included in BCS.

Net interest expense

Net interest expense was $356 million in 2002, compared to $413 million in 2001. Net interest expense in 2002 included interest expense of $668 million, partially offset by interest income of $312 million. Net interest expense in 2001 included interest expense of $786 million, partially offset by interest income of $373 million. The decrease in net interest expense in 2002 compared to 2001 reflects: (i) a $424 million reduction in overall debt levels during the year, (ii) benefits derived from fixed-to-floating interest rate swaps due to lower interest rates, and (iii) lower rates of interest paid for commercial paper and other short-term borrowings due to the low general interest rate environment, partially offset by: (i) higher interest rates on long-term debt issued in the fourth quarter of 2001, (ii) lower interest income on cash balances due to the low general interest rate environment, and (iii) a reduction in interest income earned due to a higher percentage of impaired long-term customer finance receivables.

Gains on sales of investments and businesses

Gains on sales of investments and businesses were $96 million in 2002, compared to $1.9 billion in 2001. The 2002 net gains primarily related to: (i) the sale of equity securities of other companies held for investment purposes, (ii) the sale of the CodeLink™ bioarray business, and (iii) the reduction of accruals after the settlement of contingencies associated with the prior sales of certain businesses. The 2001 net gains primarily resulted from: (i) the sale of investments in several cellular operating companies outside the U.S., (ii) the sale of the Integrated Information Systems Group, and (iii) the sale of equity securities of other companies held for investment purposes.

Other

Charges classified as Other, as presented in Other Income (Expense), were $1.4 billion in 2002, compared to $1.2 billion in 2001. The $1.4 billion of charges classified as Other in 2002 primarily related to $1.3 billion of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	41

investment impairment charges. These impairment charges were primarily comprised of: (i) a $464 million writedown in the value of the Company’s investment in Nextel Communications, Inc., (ii) a $321 million writedown of the Company’s debt security holdings and associated warrants in Callahan Associates International L.L.C., which was based on the results of an independent third-party valuation, (iii) a $95 million charge to write the value of the Company’s investment in an Argentine cellular operating company to zero, and (iv) a $73 million writedown of the Company’s investment in Telus Corporation. Other charges included: (i) $98 million of debt redemption charges paid in 2002 that related to the $825 million of Puttable Reset Securities (PURS) that were redeemed in February 2003, and (ii) $35 million of foreign currency losses.

The $1.2 billion of charges classified as Other in 2001 primarily related to $1.2 billion of investment impairment charges. These impairment charges were primarily comprised of: (i) $640 million of impairments of the Company’s investments in United Pan-Europe Communications n.v., Open TV Corporation and other investments in cable operating companies and related cable software companies, (ii) a $111 million writedown of the Company’s investment in Telus Corporation, and (iii) a $100 million writedown of the Company’s investment in Teledesic Corporation.

Effective tax rate

The effective tax rate was 28% in 2002, representing a $961 million net tax benefit, compared to a 29% effective tax rate in 2001, representing a $1.6 billion net tax benefit. The 2002 effective tax rate is less than the U.S. statutory tax rate of 35% due primarily to: (i) the mix of earnings and losses by region and foreign tax rate differentials, and (ii) losses incurred in countries where, due to loss positions, the Company was unable to realize associated tax benefits.

Loss

The Company incurred a loss before income taxes of $3.4 billion in 2002, compared to a loss before income taxes of $5.5 billion in 2001. After taxes, the Company incurred a net loss of $2.5 billion, or ($1.09) per diluted share, in 2002, compared to a net loss of $3.9 billion, or ($1.78) per diluted share, in 2001.

The $2.1 billion decline in the loss before income taxes in 2002 was primarily attributed to: (i) a $1.6 billion improvement in gross margin, including a $1.0 billion decrease in reorganization of businesses charges included in Costs of Sales, despite a $3.2 billion decrease in net sales, (ii) a $1.3 billion decrease in Other Charges, (iii) a $559 million decline in R&D expenditures, and (iv) a $447 million decline in SG&A expenditures. These decreases were partially offset by a $1.8 billion decrease in gains on sales of investments and businesses. Also, businesses sold in 2001 accounted for $23 million of earnings before income taxes in 2001.

Reorganization of Business Programs

During 2003, the Company implemented cost-reduction plans by consolidating manufacturing and administrative operations and reducing its workforce. The Company realized cost-saving benefits associated with these cost-reduction plans of approximately $100 million in 2003, representing $20 million of savings in Costs of Sales, $50 million of savings in Research and Development Expenditures and $30 million of savings in Selling, General and Administrative Expenses. Beyond 2003, the Company expects these 2003 reorganization of businesses programs to provide annualized cost savings of approximately $300 million, representing $90 million of savings in Costs of Sales, $85 million of savings in Research and Development Expenditures and $125 million of savings in Selling, General and Administrative Expenses.

The Company records provisions for employee separation costs and exit costs when they are probable and estimable based on estimates prepared at the time the restructuring plans were approved by management. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

42	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Year Ended December 31, 2003

For the year ended December 31, 2003, the Company recorded net reorganization of businesses charges of $124 million, of which $38 million was included in Costs of Sales and $86 million was recorded under Reorganization of Businesses in the Company’s consolidated statements of operations. The net aggregate $124 million charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total

Discontinuation of product lines	$(1)	$—	$(8)	$(9)
Business exits	(3)	—	—	(3)
Manufacturing & administrative consolidations	(11)	112	35	136

	$(15)	$112	$27	$124

Discontinuation of product lines

During 2003, the Semiconductor Products segment reversed $9 million of previously-established reserves which are no longer needed, primarily relating to anticipated facility decommissioning costs.

Business Exits

During 2003, the Other Products segment reversed exit cost accruals of $3 million.

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $353 million ($136 million net of reversals) for the year ended December 31, 2003. These charges consisted primarily of: (i) $141 million in the Semiconductor Products segment, primarily for segment-wide employee separation costs, impairment of an Austin, Texas manufacturing site and impairment of equipment classified as held-for-sale, (ii) $85 million in the Personal Communications segment, primarily related to the planned exit of certain manufacturing activities in Flensburg, Germany and the planned closure of an engineering center in Boynton Beach, Florida, (iii) $50 million in the Commercial, Government and Industrial Solutions segment for segment-wide employee separation costs, and (iv) $39 million in General Corporate, primarily for the impairment of assets classified as held-for-sale and employee separation costs. The $353 million of charges were partially offset by reversals of $217 million of previous accruals no longer needed, consisting primarily of: (i) $144 million relating to unused accruals of previously-expected employee separation costs across all segments, (ii) $51 million for assets that were previously classified as held-for-sale that the Company now intends to use, as well as for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of a facility by the Semiconductor Products segment, and (iii) $22 million for exit cost accruals no longer needed across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges incurred by segment for the year ended December 31, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total

Personal Communications	$6	$43	$2	$51
Semiconductor Products	(6)	74	17	85
Global Telecom Solutions	(3)	(30)	(6)	(39)
Commercial, Government and Industrial Solutions	(3)	35	—	32
Integrated Electronic Systems	(1)	—	—	(1)
Broadband Communications	1	(4)	(4)	(7)
Other Products	(3)	7	—	4

	(9)	125	9	125
General Corporate	(6)	(13)	18	(1)

	$(15)	$112	$27	$124

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	43

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to December 31, 2003:

Exit Costs	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at December 31, 2003

Discontinuation of product lines	$6	$—	$(1)	$(5)	$—
Business exits	82	—	(3)	(14)	65
Manufacturing & administrative consolidations	129	11	(22)	(40)	78

	$217	$11	$(26)	$(59)	$143

The 2003 additional charges of $11 million are primarily related to the planned exit of certain manufacturing activities in Germany by the Personal Communications segment. The adjustments of $26 million represent exit cost accruals across all segments which were no longer needed. The 2003 amount used of $59 million reflects cash payments of $54 million and non-cash utilization of $5 million. The remaining accrual of $143 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to December 31, 2003:

Employee Separation Costs	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at December 31, 2003

Manufacturing & administrative consolidations	$419	$256	$(144)	$(382)	$149

At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees, of which 3,000 were direct employees and 4,200 were indirect employees. The additional charges of $256 million represent the severance costs for approximately 4,700 employees, of which 1,800 are direct employees and 2,900 are indirect employees. The accrual is for various levels of employees. The adjustments of $144 million represent the severance costs for approximately 1,700 employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

During 2003, approximately 7,900 employees, of which 3,300 were direct employees and 4,600 were indirect employees, were separated from the Company. The 2003 amount used of $382 million reflects $376 million of cash payments to these separated employees and $6 million of non-cash utilization. The remaining accrual of $149 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheets, is expected to be paid to approximately 2,300 separated employees in 2004.

For the Year Ended December 31, 2002

For the year ended December 31, 2002, the Company recorded net reorganization of businesses charges of $1.8 billion, of which $56 million was included in Costs of Sales and $1.8 billion was recorded under Reorganization of Businesses in the Company’s consolidated statements of operations. The aggregate $1.8 billion charge was comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total

Discontinuation of product lines	$(23)	$—	$—	$(23)
Business exits	27	(2)	—	25
Manufacturing & administrative consolidations	75	363	1,380	1,818

	$79	$361	$1,380	$1,820

44	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinuation of product lines

During 2002, the Company reversed $23 million of accruals no longer needed. This reversal primarily consisted of $14 million by the Commercial, Government and Industrial Solutions segment and $5 million by the Global Telecom Solutions segment related to customer and vendor liabilities arising from product cancellations that were negotiated and settled for less than the amounts originally claimed.

Business Exits

During 2002, the Company incurred a net charge of $25 million relating to business exits. The $27 million net charge for exit costs consisted primarily of: (i) a $55 million charge in the Global Telecom Solutions segment for exit costs relating to a lease cancellation fee, (ii) $19 million of reversals into income in the Other Products segment for exit cost accruals, mainly related to the exit of the Multiservice Networks Division, and (iii) a $12 million reversal in the Commercial, Government and Industrial Solutions segment related to the completion of exit activities for its smartcard business.

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $2.1 billion ($1.8 billion net of reversals) for the year ended December 31, 2002. These charges consisted primarily of: (i) $1.2 billion in the Semiconductor Products segment for consolidation activities focused primarily on manufacturing facilities in Arizona, China, and Scotland, (ii) $275 million in the Personal Communications segment, primarily related to the shut-down of an engineering and distribution center in Illinois, (iii) $169 million in the Global Telecom Solutions segment, primarily related to segment-wide employee separation costs; and (iv) $416 million for employee separation, fixed asset impairments and lease cancellation fees across all other segments. The $2.1 billion charge was partially offset by reversals of previous accruals of $260 million, consisting primarily of: (i) $139 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $98 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, and (iii) $23 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges incurred by segment for the year ended December 31, 2002:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total

Personal Communications	$(5)	$70	$119	$184
Semiconductor Products	—	2	1,145	1,147
Global Telecom Solutions	56	128	25	209
Commercial, Government and Industrial Solutions	(16)	58	3	45
Broadband Communications	4	37	9	50
Integrated Electronic Systems	24	20	23	67
Other Products	(8)	19	7	18

	55	334	1,331	1,720
General Corporate	24	27	49	100

	$79	$361	$1,380	$1,820

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2002 to December 31, 2002:

Exit Costs	Accruals at January 1, 2002	2002 Additional Charges	2002 Adjustments	2002 Amount Used	Accruals at December 31, 2002

Discontinuation of product lines	$54	$—	$(23)	$(25)	$6
Business exits	108	58	(31)	(53)	82
Manufacturing & administrative consolidations	141	98	(23)	(87)	129

	$303	$156	$(77)	$(165)	$217

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	45

The 2002 net charges of $79 million represent $156 million of additional charges and $77 million of reversals into income. The 2002 amount used of $165 million reflects cash payments of $162 million and non-cash utilization of $3 million. The remaining accrual of $217 million is included in Accrued Liabilities in the Company’s consolidated balance sheets. In 2003, the Company utilized $59 million of the accrual and reversed $25 million. The remaining $133 million represents future cash payments, primarily for lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2002 to December 31, 2002:

Employee Separation Costs	Accruals at January 1, 2002	2002 Additional Charges	2002 Adjustments	2002 Amount Used	Accruals at December 31, 2002

Business exits	$7	$—	$(2)	$(5)	$—
Manufacturing & administrative consolidations	605	502	(139)	(549)	419

	$612	$502	(141)	$(554)	$419

At January 1, 2002, the Company had an accrual of $612 million for employee separation costs, representing the severance costs for approximately 12,500 employees, of which 7,700 were direct employees and 4,800 were indirect employees. The 2002 net charges of $361 million represent additional charges of $502 million and reversals into income of $141 million. The additional charges of $502 million represent the severance costs for approximately 9,700 employees, of which 3,100 are direct employees and 6,600 are indirect employees. The accrual is for various levels of employees. The reversals into income of $141 million represent the severance costs for approximately 1,800 employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

During 2002, approximately 13,200 employees, of which 6,400 were direct employees and 6,800 were indirect employees, were separated from the Company. The 2002 amount used of $554 million reflects $534 million of cash payments to these separated employees and $20 million of non-cash utilization. The remaining accrual of $419 million is included in Accrued Liabilities in the Company’s consolidated balance sheets. In 2003, the Company utilized $274 million of the accrual, reversed $137 million and expects $8 million in future cash payments to be paid to separated employees during the first quarter of 2004.

For the Year Ended December 31, 2001

For the year ended December 31, 2001, the Company recorded net reorganization of businesses charges of $2.9 billion, of which $1.0 billion was included in Costs of Sales and $1.9 billion was recorded under Reorganization of Businesses in the Company’s consolidated statements of operations. The aggregate $2.9 billion charge was comprised of the following:

	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total

Discontinuation of product lines	$44	$—	$449	$92	$585
Business exits	151	—	30	25	206
Manufacturing & administrative consolidations	196	1,118	41	730	2,085

	$391	$1,118	$520	$847	$2,876

Discontinuation of Product Lines

During 2001, the Company’s plan to discontinue certain product lines resulted in net charges of $585 million. This charge consisted primarily of $427 million in the Personal Communications segment, principally for an additional writedown of the value of inventory relating to the discontinuation of analog and first-generation digital wireless telephones necessitated due to the accelerated erosion of average selling prices for these products in early

46	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2001 and the discontinuation of two-way messaging and one-way paging products. The remaining charges consisted primarily of: (i) $68 million in the Broadband Communications segment, principally for the discontinuation of analog set-top box products; (ii) $23 million in the Semiconductor Products segment, principally for the discontinuance of certain wafer manufacturing technologies; and (iii) $37 million in the Commercial, Government and Industrial Solutions segment, principally for the discontinuation of a product line intended to serve shared public trunked radio customers. These charges included exit costs for vendor and customer liabilities arising from product cancellations. Some of these contractual obligations may extend over several years.

Business Exits

During 2001, the Company incurred a net charge of $206 million relating to business exits. This charge consisted of: (i) $90 million in the Global Telecom Solutions segment relating to an operating joint venture in Japan; (ii) $39 million for the exit of the smartcard business in the Commercial, Government and Industrial Solutions segment; and (iii) $77 million in the Other Products segment to cease the development and sale of voice recognition systems and Wireless Application Protocol servers, as well as the exit of the Multiservice Networks Division. The exit costs included customer and supplier termination costs and lease payment and cancellation costs. Some of these contractual obligations may extend over several years.

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and implement strategic initiatives to streamline its global organization resulted in a net charge of $2.1 billion for the year ended December 31, 2001. The charge consisted primarily of $542 million in the Personal Communications segment and $818 million in the Semiconductor Products segment for severance costs, asset impairments and lease cancellation fees. Some of the lease obligations, which are included in exit costs, may extend over several years. The consolidation activities were focused primarily on: (i) the shut-down of manufacturing operations in Scotland, Illinois and Florida in the Personal Communications segment, (ii) the consolidation of portions of the Semiconductor Products segment’s manufacturing operations in various locations, including Texas, Arizona, Hong Kong, and Japan, and (iii) the reduction of non-manufacturing workforce across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges incurred by segment for the year ended December 31, 2001:

Segment	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total

Personal Communications	$97	$208	$409	$255	$969
Semiconductor Products	12	386	—	443	841
Global Telecom Solutions	123	155	25	42	345
Commercial, Government and Industrial Solutions	45	97	22	36	200
Broadband Communications	19	53	51	23	146
Integrated Electronic Systems	18	103	1	19	141
Other Products	69	34	12	27	142

	383	1,036	520	845	2,784
General Corporate	8	82	—	2	92

	$391	$1,118	$520	$847	$2,876

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2001 to December 31, 2001:

Exit Costs	Accruals at January 1, 2001	2001 Additional Charges	2001 Adjustments	2001 Amount Used	Accruals at December 31, 2001

Discontinuation of product lines	$55	$45	$(1)	$(45)	$54
Business exits	32	157	(6)	(75)	108
Manufacturing & administrative consolidations	61	204	(8)	(116)	141

	$148	$406	$(15)	$(236)	$303

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47

The 2001 amount used of $236 million reflects cash payments of $153 million and non-cash utilization of $83 million. The accrual at December 31, 2001 was $303 million, and was included in Accrued Liabilities in the Company’s consolidated balance sheets. In 2002 and 2003, the Company utilized $182 million of the accrual, reversed $83 million and expects $38 million in future cash payments primarily for outstanding lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2001 to December 31, 2001:

Employee Separation Costs	Accruals at January 1, 2001	2001 Additional Charges	2001 Adjustments	2001 Amount Used	Accruals at December 31, 2001

Business exits	$27	$10	$(10)	$(20)	$7
Manufacturing & administrative consolidations	88	1,120	(2)	(601)	605

	$115	$1,130	$(12)	$(621)	$612

At January 1, 2001, the Company had an accrual of $115 million for employee separation costs, representing the severance costs for approximately 3,300 employees, of which 1,900 were direct employees and 1,400 were indirect employees. The 2001 net charges of $1.1 billion represent additional charges of $1.1 billion and reversals into income of $12 million. The additional charges of $1.1 billion represent the severance costs for approximately an additional 38,700 employees, of which 25,300 are direct employees and 13,400 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

During 2001, approximately 29,500 employees, of which 19,800 were direct employees and 9,700 were indirect employees, were separated from the Company. The 2001 amount used of $621 million reflects cash payments to these separated employees. The accrual at December 31, 2001 was $612 million and was included in Accrued Liabilities in the Company’s consolidated balance sheets. In 2002 and 2003, the Company utilized $464 million of the accrual and reversed $148 million.

Liquidity and Capital Resources

As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities. Each of these components is discussed below.

Cash and Cash Equivalents

During 2003, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) increased by $1.4 billion. At December 31, 2003, cash and cash equivalents aggregated $7.9 billion, compared to $6.5 billion at December 31, 2002. At December 31, 2003, $3.9 billion of this amount was held in the U.S. and $4.0 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of the funds in other countries could be subject to delay and could have potential adverse tax consequences.

Operating Activities

The Company has now generated positive cash flow from operations for 12 consecutive quarters. The cash provided by operating activities in 2003 was $2.8 billion, compared to $1.3 billion in 2002 and $2.0 billion in 2001. The primary contributors to cash flow from operations in 2003 were: (i) net earnings (adjusted for non-cash items) of $2.1 billion, (ii) a net increase of $374 million in accounts payable and accrued liabilities, primarily attributed to employee compensation and incentive plans liabilities and customer incentive and warranty reserves, (iii) a decrease in other net operating assets of $307 million, primarily due to the collection of notes receivables, and (iv) a $77 million decrease in inventory. These positive contributors to operating cash flow were partially offset by a net increase of $54 million in accounts receivable.

48	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounts Receivable:    The Company’s net accounts receivable were $4.4 billion at both December 31, 2003 and December 31, 2002. Although the net accounts receivable balance remained flat, the Company’s days sales outstanding (DSO), excluding net long-term finance receivables, improved to 49.8 days at December 31, 2003, compared to 51.9 days at December 31, 2002. The decline in DSO reflects the improvement in receivables management across the Company. Other factors in the reduction of DSO include: (i) an increase in downpayments and early payments, specifically in the fourth quarter of 2003, as compared to the fourth quarter of 2002, in the Semiconductor Products segment (SPS), and (ii) the reduction in payment holdback time by customers of the Global Telecom Solutions segment (GTSS). These contributors to the decline in DSO were partially offset by strong sales late in the fourth quarter of 2003, compared to sales late in the fourth quarter of 2002 specifically in the Commercial, Government and Industrial Solutions segment (CGISS),

Inventory:    The Company’s net inventory was $2.8 billion at December 31, 2003, compared to $2.9 billion at December 31, 2002. The Company’s inventory turns declined to 6.3 at December 31, 2003, compared to 6.6 at December 31, 2002. Inventory levels decreased in four of the Company’s six major segments. In SPS, inventory levels were down primarily due to the sale of end-of-life inventories created in 2002 due to factory consolidations. In GTSS and CGISS, reductions in inventory were primarily due to inventory management improvements, including increased outsourcing of certain manufacturing functions, improved inventory control systems and incremental supplier hubbing. These decreases in inventory were partially offset by an increase in inventory in the Personal Communications segment (PCS). The increase in inventory in PCS was caused primarily by the supply constraints of a key component in the fourth quarter of 2003, which prevented impacted products from being produced and shipped. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers with the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Reorganization of Businesses:    The Company has implemented substantial reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with these plans were $430 million in 2003, as compared to $696 million in 2002. Of the $292 million reorganization of businesses accrual at December 31, 2003, $149 million relates to employee separation costs and is expected to be paid in 2004. The remaining $143 million in accruals relate to exit costs, primarily for lease termination obligations, and will result in future cash payments that will extend over several years.

Pension Plan Contributions:    The Company contributed $200 million to its regular U.S. pension plan during 2003. By comparison, from August 2000 through December 2002, $4 million of required contributions were made to the regular U.S. pension plan. The Company expects to make a cash contribution of between $150 million to $250 million to this plan during 2004. Retirement-related benefits are further discussed below in the “Significant Accounting Policies—Retirement-Related Benefits” section.

Investing Activities

The most significant components of the Company’s investing activities are: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

Net cash used for investing activities was $23 million in 2003, as compared to net cash used of $439 million in 2002 and net cash provided from investing activities of $2.5 billion in 2001. The $416 million decrease in net cash used for investing activities in 2003 compared to 2002 was due to: (i) a $720 million increase in proceeds from the sale of investments and businesses, and (ii) a $57 million increase in proceeds from the sale of property, plant and equipment, partially offset by: (i) a $208 million increase in spending on acquisitions and new investments, (ii) a $105 million increase in purchases of short-term investments, and (iii) a $48 million increase in capital expenditures.

Capital Expenditures:    Capital expenditures were $655 million in 2003, compared to $607 million in 2002 and $1.3 billion in 2001. Capital expenditures were down in four of the Company’s six major business segments in 2003 compared to 2002. Capital expenditures in SPS, which continues to comprise the largest portion of the Company’s capital expenditures, increased 41% to $310 million in 2003, compared to $220 million in 2002. The increase in SPS is primarily related to the segment’s investment in a joint alliance with Philips and ST Microelectronics to develop advanced CMOS (Complementary Metal Oxide Semiconductor) process technology. The Company’s emphasis in making capital expenditures is to focus on strategic investment driven by customer demand and new design capability.

Strategic Acquisitions and Investments:    The Company used cash for acquisitions and new investment activities of $302 million in 2003, compared to cash used of $94 million in 2002 and $512 million in 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	49

The largest components of the 2003 expenditures were: (i) $179 million for the acquisition of Winphoria Networks, Inc., a core infrastructure provider of next-generation, packet-based mobile switching centers for wireless networks, by GTSS, and (ii) $32 million to acquire the remaining shares of Next Level Communications. The largest components of the 2002 expenditures related to: (i) the acquisition of 4thpass Inc. by PCS, and (ii) the acquisition of certain network assets from Scana Communications, Inc. by CGISS.

Sales of Investments and Businesses:    The Company received $816 million in proceeds from the sales of investments and businesses in 2003, compared to proceeds of $96 million in 2002 and $4.1 billion in 2001. The $816 million of proceeds in 2003 were primarily: (i) $335 million from the sale of 25 million shares of Nextel Communications, Inc. (Nextel) that were held by the Company for investment purposes, (ii) $148 million from the sale of the Company’s remaining interests in ON Semiconductor, (iii) $117 million from the sale of the Company’s shares in UAB Omnitel of Lithuania, (iv) $94 million from the sale of the Company’s shares in Symbian Limited, and (v) $73 million from the sale of the Company’s shares in Nextel Partners, Inc. The 2002 proceeds were generated primarily from the sale of equity securities of other companies held in the Company’s investment portfolio and from the sale of the Company’s CodeLink™ bioarray business.

Short-Term Investments:    At December 31, 2003, the Company had $139 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $59 million of short-term investments at December 31, 2002.

Available-For-Sale Securities:    In addition to available cash and cash equivalents and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At December 31, 2003, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.9 billion, which represented a cost basis of $500 million and a net unrealized gain of $2.4 billion. At December 31, 2002, the Company’s available-for-sale securities portfolio had an approximate fair market value of $1.6 billion, which represented a cost basis of $615 million and a net unrealized gain of $953 million.

Nextel Communications, Inc. Investment:    In March 2003, the Company sold 25 million of its 108.2 million shares of common stock of Nextel Communications, Inc. (“Nextel”) to a single investment bank for resale into the open market. The Company received approximately $335 million in gross proceeds from the block sale and recognized a gain of approximately $255 million.

In March 2003, the Company also entered into three agreements with multiple investment banks to hedge up to 25 million of its remaining 83.2 million shares of Nextel common stock. The three agreements are to be settled over periods of three, four and five years, respectively. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract “floor” price. Pursuant to these agreements, and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company will deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. As a result of the increase in the price of Nextel common stock since March 2003, the Company has recorded a $310 million liability in Other Liabilities in the consolidated balance sheet to reflect the fair value of the Nextel hedge.

Financing Activities

The most significant components of the Company’s financing activities are: (i) net proceeds from (or repayment of) commercial paper and short-term borrowings, (ii) net proceeds from (or repayment of) long-term debt securities, (iii) the payment of dividends, and (iv) proceeds from the issuances of stock due to the exercise of stock warrants and employee stock options and purchases under the employee stock purchase plan.

Net cash used for financing activities was $1.5 billion in 2003, as compared to $484 million in 2002 and $1.8 billion in 2001. Cash used for financing activities in 2003 was primarily used: (i) to repay $1.3 billion of total debt

50	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(including commercial paper), primarily through the redemption of all of the Company’s $825 million of Puttable Reset Securities (PURS) and the retirement of $98 million of Liquid Yield Option Notes (LYONs), and (ii) to pay dividends of $372 million, partially offset by proceeds of $159 million from the issuance of common stock in connection with the Company’s employee stock purchase plan and employee stock option plan.

Short-term Debt:    At December 31, 2003, the Company’s outstanding short-term debt was $896 million, compared to $1.6 billion of outstanding short-term debt at December 31, 2002. The decrease in short-term debt during 2003 primarily reflects: (i) the retirement on February 3, 2003 of the $825 million of PURS due February 1, 2011, (ii) the retirement of $98 million of LYONs due 2013, and (iii) a $191 million reduction in outstanding commercial paper, partially offset by the reclassification of $500 million of 6.75% debentures due June 2004 from long-term debt to current maturities. At December 31, 2003, the Company had $304 million of outstanding commercial paper, compared to $495 million outstanding at December 31, 2002. The Company currently expects its outstanding commercial paper balances to average $300 million throughout 2004.

Long-term Debt:    At December 31, 2003, the Company had outstanding long-term debt of $6.7 billion, compared to $7.2 billion of outstanding long-term debt at December 31, 2002. This reduction in long-term debt consists primarily of the reclassification to current maturities of $500 million of 6.75% debentures due June 2004.

Put of 2013 LYONs:    On September 30, 2003, the Company announced the conclusion of its offer to purchase its Liquid Yield Option™ Notes due September 27, 2013 (Zero Coupon-Subordinated) (the “2013 LYONs”). Pursuant to the indenture under which the 2013 LYONs were issued in September 1993, the holders’ option to surrender the 2013 LYONs for repurchase that began on August 29, 2003 expired on September 29, 2003. LYONs with an aggregate principal amount at maturity of approximately $98 million were validly tendered and repurchased by Motorola. This left an aggregate principal amount at maturity of approximately $4 million of LYONs outstanding. The purchase price for the 2013 LYONs was $799.52 per $1,000 principal amount at maturity. Accordingly, the aggregate purchase price for all of the 2013 LYONs that were validly tendered was approximately $78 million. Motorola paid the purchase price with available cash.

In December 2002, the Company entered into an agreement with Goldman, Sachs & Co. (“Goldman”) to repurchase all of the Company’s $825 million of Puttable Reset Securities (PURS) due February 1, 2011 from Goldman. At that time, the Company paid Goldman $106 million to terminate Goldman’s annual remarketing rights associated with the PURS. This charge was included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. In February 2003, the Company purchased the $825 million of PURS from Goldman with cash on hand.

Redemptions and Repurchases of Outstanding Securities:    On February 26, 2004, the Company announced that Motorola Capital Trust I, its wholly-owned subsidiary, has called for redemption of all outstanding 6.68% Trust Originated Preferred Securities (the “TOPrS”) and that the Company has called for redemption of all outstanding: (i) Liquid Yield Option Notes due September 7, 2009 (Zero Coupon-Subordinated) (the “2009 LYONs”) and (ii) 2013 LYONs. Redemption of all three securities is set for March 26, 2004. Based on face principal amount, there are currently $500 million of TOPrS outstanding, approximately $27 million of 2009 LYONs outstanding and approximately $4 million of 2013 LYONs outstanding.

Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Equity Security Units:    During the fourth quarter of 2001, the Company sold $1.2 billion of 7.00% Equity Security Units (the “MEUs”). On November 16, 2004, the holders of the MEUs are obligated to pay the Company $1.2 billion to purchase shares of the Company’s common stock. Pursuant to the terms of the MEUs, the price paid per share by the holders of the MEUs is based on the applicable market value of the Company’s common stock at the purchase date, but the effective purchase price per share will not be any lower than $17.28 per share nor any higher than $21.08 per share. The gross proceeds to the Company in connection with this purchase will be $1.2 billion and the total number of shares of the Company’s common stock sold to the holders of the MEUs will be between 56.9 million and 69.4 million shares.

Debt Ratings:    Three independent credit rating agencies, Standard & Poor’s (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Investors Service (“Fitch”), assign ratings to the Company’s short-term and long-term debt. On October 10, 2003, Moodys downgraded the Company’s senior unsecured non-credit enhanced long-term debt to “Baa3” from “Baa2” with a “negative” outlook and downgraded the Company’s commercial paper

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	51

rating to “P-3” from “P-2”. On June 23, 2003, S&P affirmed its credit rating for the Company’s senior unsecured non-credit enhanced long-term debt of “BBB”, but revised its outlook to “negative” from “stable”, and explicitly affirmed the Company’s commercial paper rating of “A-2”. On June 3, 2003, Fitch affirmed its credit rating for the Company’s senior unsecured non-credit enhanced long-term debt of “BBB” with a “stable” outlook and the Company’s commercial paper rating of “F-2”.

Potential Impact from Future Downgrades in Credit Ratings:    The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. The Company has greatly reduced the amount of its commercial paper outstanding in comparison to historical levels and maintained commercial paper balances of between $300 million and $500 million during 2002 and 2003. This reflects the fact that the market for commercial paper rated “A-2 / P-3 / F-2” is much smaller than that for commercial paper rated “A-1 / P-1 / F-1” and commercial paper or other short-term borrowings may be of limited availability to participants in the “A-2 / P-3 / F-2” market from time-to-time or for extended periods.

The Company’s debt ratings are considered “investment grade.” If the Company’s senior long-term debt were rated lower than “BBB-” by S&P or Fitch or “Baa3” by Moody’s (which would be a decline of one level from current Moody’s ratings), the Company’s long-term debt would no longer be considered “investment grade”. If this were to occur, the terms on which the Company could borrow money would become more onerous. In addition, if these debt ratings were to be lower than “BBB-” by S&P or “Baa3” by Moody’s (which would be a decline of one level from current Moody’s ratings), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company’s domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company would also have to pay higher fees related to these facilities. The Company has never borrowed under its domestic revolving credit facilities.

As further described under “Customer Financing Arrangements” below, for many years the Company has utilized a receivables program to sell a broadly-diversified group of short-term receivables, through Motorola Receivables Corporation (“MRC”), to third parties. The obligations of the third parties to continue to purchase receivables under the MRC short-term receivables program could be terminated if the Company’s long-term debt was rated lower than “BB+” by S&P or “Ba1” by Moody’s (which would be a decline of two levels from the current Moody’s rating). If the MRC short-term receivables program were terminated, the Company would no longer be able to sell its short-term receivables in this manner, but it would not have to repurchase previously-sold receivables.

Contractual Obligations, Guarantees, and Other Purchase Commitments

Contractual Obligations

Summarized in the table below are the Company’s obligations and commitments to make future payments under debt obligations (assuming earliest possible exercise of put rights by holders) and minimum lease payment obligations, net of minimum sublease income, as of December 31, 2003.

	Payments Due by Period
(in millions)	Total	2004	2005	2006	2007	2008	Thereafter

Debt Obligations	$7,659	$896	$405	$1,403	$1,503	$528	$2,924
Leases	912	181	140	103	85	72	331

Total Contractual Cash Obligations	$8,571	$1,077	$545	$1,506	$1,588	$600	$3,255

Debt Obligations:    The Company’s ratio of net debt to net debt plus equity was 0.3% at December 31, 2003, compared to 19.6% at December 31, 2002. The decrease in this ratio is due to: (i) a $1.5 billion increase in cash and cash equivalents and short-term investments, (ii) a $1.2 billion decrease in total debt levels, and (iii) a $1.5 billion increase in stockholders’ equity.

The ratio is calculated as Net Debt divided by Net Debt plus Stockholders’ Equity. Net Debt is equal to notes payable and current portion of long-term debt plus long-term debt plus TOPrS minus cash and cash equivalents minus short-term investments. The ratios presented above of 0.3% and 19.6% as of December 31, 2003 and 2002, respectively, have been presented on a comparative basis and include the classification of $486 million and $485 million, respectively, of TOPrS in debt.

52	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s management uses the ratio of net debt to net debt plus equity as one measure of the strength of the Company’s balance sheet. This ratio is only one of many possible measures, and investors should analyze the Company’s financial position and results of operations in their entirety to reach their own conclusions about the Company’s overall financial strength. In addition, the ratio of net debt to net debt plus equity is measured at a specific point in time. Since certain of its components, in particular the Company’s cash balances, are subject to daily change, investors should recognize that this ratio is subject to volatility.

The Company expects that from time to time outstanding commercial paper balances may be replaced with short or long-term borrowings. Although the Company believes that it can continue to access the capital markets in 2004 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the Company’s current levels of outstanding long-term debt, and (ii) the Company’s credit ratings. In addition, many of the factors that affect the Company’s ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company’s control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

At December 31, 2003, the Company’s total domestic and non-U.S. credit facilities totaled $3.8 billion, of which $116 million was considered utilized. These facilities are principally comprised of: (i) a $700 million one-year revolving domestic credit facility (maturing in May 2004) which is not utilized, (ii) a $900 million three-year revolving domestic credit facility (maturing in May 2005) which is not utilized, and (iii) $2.2 billion of non-U.S. credit facilities (of which $116 million was considered utilized at December 31, 2003). Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper, which was $304 million at December 31, 2003. In order to borrow funds under the domestic revolving credit facilities, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the revolving domestic credit agreements include a springing contingent lien and covenants relating to net interest coverage and total debt-to-equity capitalization ratios. In the case of the contingent springing lien, if the Company’s corporate credit ratings were to be lower than “BBB-” by S&P or “Baa3” by Moody’s (which would be a decline of one level from the current Moody’s rating of “Baa3”), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company’s domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company was in compliance with the terms of the credit agreements at December 31, 2003. The Company has never borrowed under its domestic revolving credit facilities.

Lease Obligations:    The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, was $282 million in 2003, $294 million in 2002 and $417 million in 2001.

Commitments Under Other Long-Term Agreements:    The Company has entered into certain agreements to purchase components, supplies and materials from suppliers. Most of the agreements extend for periods of one to three years, however, generally these contracts can be terminated by either the Company or the supplier with 60 to 90 days notice. If the Company were to terminate these agreements, it would generally be liable for forecasted purchases between the termination notification date and the termination date of the agreements. The Company’s liability would only arise in the event it terminates the agreements for reasons other than cause.

The Company has entered other agreements for the purchase of inventory, license of software, and two promotional agreements which are firm commitments and are not cancelable. The longest of these agreements extends through 2007. Total payments expected to be made under these agreements total $347 million.

In 2003, the Company has also entered into outsourcing contracts for certain corporate functions, such as benefit administration and information technology related services. These contracts generally extend for 10 years and are expected to expire in 2013. The total payments under these contracts are approximately $3 billion over 10 years; however, these contracts can be terminated. Termination would result in a penalty substantially less than the annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.

As is customary in bidding for and completing network infrastructure projects and pursuant to a practice the Company has followed for many years, the Company has a number of performance/bid bonds and standby letters of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	53

credit outstanding, primarily relating to projects of CGISS and GTSS. These instruments normally have maturities of up to three years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy performance requirements under a contract. A customer can draw on the instrument only if the Company does not fulfill all terms of a project contract. If such an occasion occurred, the Company would be obligated to reimburse the financial institution that issued the bond or letter of credit for the amounts paid. The Company is not generally required to post any cash in connection with the issuance of these bonds or letters of credit. In its long history, it has been extraordinarily uncommon for the Company to have a performance/bid bond or standby letter of credit drawn upon. At December 31, 2003, outstanding performance/bid bonds and standby letters of credit totaled approximately $1.3 billion, compared to $1.4 billion at the end of 2002.

Adequate Internal and External Funding Resources:    The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash and cash equivalents in the U.S., the ability to repatriate cash and cash equivalents from foreign jurisdictions, the ability to borrow under existing or future credit facilities, the ability to issue commercial paper, access to the short-term and long-term debt markets, and proceeds from sales of available-for-sale securities and other investments.

Customer Financing Commitments and Guarantees

Outstanding Commitments:    Although the Company has greatly reduced the level of long-term financing it provides to customers over the past few years, certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment and working capital. The Company had outstanding commitments to extend credit to third parties totaling $149 million at December 31, 2003, as compared to $175 million at December 31, 2002. During 2003, the Company made loans to customers of $32 million, as compared to loans to customers of $47 million during 2002.

Guarantees of Third-Party Debt:    In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $10 million at December 31, 2003, as compared to $50 million at December 31, 2002. Customer borrowings outstanding under these third-party loan arrangements were $10 million at December 31, 2003, as compared to $50 million at December 31, 2002. During 2003, the Company was required to make payments of $28 million in satisfaction of its guarantees of third-party debt, as compared to payments of $50 million during 2002.

The Company evaluates its contingent obligations under these financial guarantees by assessing the customer’s financial status, account activity and credit risk, as well as the current economic conditions and historical experience. The $10 million of guarantees discussed above is to one customer and expires in 2005. Management’s best estimate of probable losses of unrecoverable amounts, should these guarantees be called, was $1 million at December 31, 2003, as compared to $25 million at December 31, 2002.

Customer Financing Arrangements

Outstanding Finance Receivables:    During the “telecom boom” that peaked in late 2000, numerous wireless equipment makers, including the Company, made loans to customers, some of which were very large. The Company had net finance receivables of $301 million at December 31, 2003, compared to $467 million at December 31, 2002 (net of allowances for losses of $2.1 billion at December 31, 2003 and $2.3 billion at December 31, 2002). These finance receivables are generally interest bearing, with rates ranging from 4% to 12%. Interest income on impaired finance receivables is recognized only when payments are received. Total interest income recognized on finance receivables was $18 million in 2003, compared to $28 million in 2002 and $131 million in 2001.

Telsim Loan:    At both December 31, 2003 and 2002, the Company had $2.0 billion of gross receivables from one customer, Telsim, in Turkey (the “Telsim Loan”). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges that reduce the net receivable from Telsim to zero and, at both December 31, 2003 and 2002, the net receivable from Telsim was zero. In July of 2003 the United States District Court entered a judgement of $4.26 billion against Telsim in favor of Motorola relating to the Telsim Loan. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation and collection process will be very lengthy in light of the Uzans’ (the family which controls Telsim) repeated decisions to violate court orders.

54	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales of Receivables and Loans:    From time to time, the Company sells short-term receivables and long-term loans to third parties in transactions that qualify as “true-sales”. Certain of these receivables are sold through a separate legal entity, Motorola Receivables Corporation (“MRC”). MRC is a special purpose entity and the financial results for MRC are fully consolidated in the Company’s financial statements. This receivables funding program is administered through multi-seller commercial paper conduits. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised), the Company is not required to consolidate those entities.

As of December 31, 2002, the MRC short-term receivables program provided for up to $400 million of short-term receivables to be outstanding with third parties at any time. In February 2003, the MRC short-term receivables program was amended and the level of allowable outstanding short-term receivables was increased to $425 million. A total of $835 million of receivables were sold through the MRC short-term program in 2003, as compared to $1.0 billion in 2002 and $1.6 billion in 2001. There were approximately $170 million of short-term receivables outstanding under the MRC short-term receivables program at December 31, 2003, as compared to $240 million at December 31, 2002. Under the MRC short-term receivables program, 90% of the value of the receivables sold is covered by credit insurance obtained from independent insurance companies. The credit exposure on the remaining 10% is covered by a retained interest in the sold receivables.

In addition to the MRC short-term receivables program, the Company also sells other short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $2.7 billion in 2003, compared to $2.9 billion in 2002 and $4.6 billion in 2001. There were $771 million of short-term receivables outstanding (under both the MRC program and pursuant to direct sales to third parties) at December 31, 2003, as compared to $802 million at December 31, 2002. The Company’s total credit exposure to outstanding short-term receivables that have been sold was $25 million and $40 million at December 31, 2003 and 2002, respectively, with reserves of $13 million and $19 million recorded for potential losses on this exposure at December 31, 2003 and 2002, respectively.

Prior to 2002, the Company had sold a limited number of long-term receivables to an independent third party through Motorola Funding Corporation (“MFC”). In connection with the sale of long-term receivables, the Company retained obligations for the servicing, administering and collection of receivables sold. In May 2003, the Company voluntarily terminated the program for the sale of long-term receivables through MFC. In light of the significant decrease in long-term financing provided by the Company to customers in recent years, no long-term receivables were sold through this program in 2002 or 2003 and the benefits from maintaining the program no longer exceeded the costs. To effect this termination, the Company purchased all outstanding long-term receivables previously sold to, and held by, the independent third party and terminated the credit insurance related to these long-term receivables.

Other Contingencies

Potential Contractual Damage Claims in Excess of Underlying Contract Value:    In certain circumstances, our businesses may enter into contracts with customers pursuant to which the damages that could be claimed by the other party for failed performance might exceed the revenue the Company receives from the contract. Contracts with these sorts of uncapped damage provisions are fairly rare. Although it has not previously happened to the Company, there is a possibility that a damage claim by a counterparty to one of these contracts could result in expenses to the Company that are far in excess of the revenue received from the counterparty in connection with the contract.

Legal Matters:     The Company has several lawsuits filed against it relating to the Iridium program, as further described under “Item 3: Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still pending cases are in very preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

The Company is a defendant in various other lawsuits, including environmental and product-related suits, and is subject to various claims which arise in the normal course of business. In the opinion of management, and other than discussed above with respect to the still pending Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	55

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment as detailed in Note 10, “Information by Segment and Geographic Region”, of the Company’s consolidated financial statements.

Orders, net sales, and operating results for the Company’s major operations for 2003, 2002 and 2001 are presented below. Order information as of any particular date may not be an accurate indicator of future results, as orders are subject to revision or cancellation to reflect changes in customer needs. Beginning in 2004, the Company will no longer be reporting order information for its major operating segments. Changes in business process cycle time have reduced the usefulness of order reporting as an indicator of the next quarter’s net sales.

Personal Communications Segment

The Personal Communications segment (PCS) designs, manufactures, sells and services wireless subscriber equipment, including wireless handsets and personal two-way radios, with related software and accessory products. In both 2003 and 2002, PCS’s net sales represented 41% of the Company’s consolidated net sales, compared to 35% in 2001.

	Years Ended December 31			Percent Change
(Dollars in millions)	2003	2002	2001	2003 —2002	2002 —2001

Orders	$12,060	$10,035	$11,201	20%	(10)%
Segment net sales	10,978	11,174	10,768	(2)%	4%
Operating earnings (loss)	479	503	(1,585)	(5)%	***

***	Percent change not meaningful

Segment Results—2003 Compared to 2002

In 2003, the segment’s net sales decreased 2% to $11.0 billion, compared to $11.2 billion in 2002. Orders increased 20% to $12.1 billion, compared to $10.0 billion in 2002. The segment’s backlog was $2.2 billion at December 31, 2003, compared to $1.1 billion at December 31, 2002.

The 2% decrease in net sales in 2003 reflects the interaction of a number of factors. In the fourth quarter of 2003, traditionally the segment’s highest sales quarter, the segment was unable to meet demand for shipments of certain products, primarily those featuring integrated cameras, due to supply constraints for a key component. This had an adverse effect on fourth quarter net sales, which were down 3% from the fourth quarter of 2002. As further discussed below, the segment’s net sales in Asia decreased 42% in 2003, due to ongoing intense competition in that region, particularly in China, and the impact of Severe Acute Respiratory Syndrome (SARS) during the first half of the year. Also, in 2002, the segment discontinued sales of paging products. The 2002 results included $176 million of net sales of paging products, while 2003 did not include paging product sales.

The 20% increase in orders in 2003 was primarily driven by the demand for new products that were introduced during the second half of 2003. Orders in the second half of 2003 increased 53% compared to orders in the second half of 2002. Although supply constraints for a key component limited the segment’s ability to capitalize on this demand in the fourth quarter of 2003, the growth in orders was very encouraging. Backlog at the end of 2003 was $2.2 billion, compared to $1.1 billion at the end of 2002. Backlog increased primarily as a result of demand for new products that were introduced in the second half of 2003, including handsets with integrated cameras. Backlog was also impacted by the component supply constraints, which resulted in the segment’s inability to meet the demand for certain new products in the fourth quarter.

For the full year 2003, the segment believes total industry unit shipments (also referred to as industry “sell-in”) increased approximately 20% compared to 2002. This growth was higher than expected by most industry analysts. Unfortunately, the growth in unit shipments in the segment lagged behind the unit growth in the overall industry, as unit shipments for the segment grew by only 7% in 2003 compared to 2002. Correspondingly, the segment’s market share is estimated to have declined in 2003. Nonetheless, the segment believes it continues to have the second-largest worldwide market share of wireless handsets.

56	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 7% increase in unit shipments by the segment was offset by a decrease in the segment’s average selling price (ASP), which declined 8% on an annual basis in 2003. For comparison, the decline in ASP for the segment was 5% in 2002 and 12% in 2001. The overall decline in ASP in 2003 was caused primarily by: (i) a shift in product mix, particularly during the first-half of the year, toward lower-priced handsets, (ii) the intense competition from new and existing handset manufacturers in the Asian market, and (iii) unusually high sales of end-of-life products in the third quarter of 2003, reflecting the segment’s aggressive steps to sell aging inventory. During the second half of 2003, the segment introduced several feature-rich, higher-tier products, with features including cameras, large color displays, expanded software applications, messaging functionality, advanced gaming features and an increased opportunity for personalization. These products began to ship in volume during the fourth quarter of 2003 and, as a result, there was a sequential increase in ASP from the third quarter to the fourth quarter in 2003.

On a geographic basis, for 2003 compared to 2002, net sales were up 23% in the Americas, down 42% in Asia and down 2% in the Europe, Middle East and Africa (EMEA) region. In the Americas, net sales were up due to continuing demand for the segment’s diverse new product offerings. In Asia, net sales were down due to a decrease in unit shipments and declining ASP, reflecting the ongoing intense competition from existing competitors and aggressive new entrants in the Asian handset market, particularly in China, the world’s largest handset market. As a result of this competition, their product portfolio and supply constraints, the segment believes its market share declined in China. Despite this estimated decline in market share, the segment believes it remained the market share leader in China throughout 2003. The segment also experienced a decrease in net sales in Asia during the first half of 2003 due to anxiety over the SARS epidemic. In EMEA, net sales were relatively flat and were adversely impacted by the fourth quarter supply constraints, but demand is strong for the segment’s new product offerings.

The segment’s primary technologies are GSM, CDMA, TDMA, and iDEN®. On a technology basis, for 2003 compared to 2002, net sales were up 20% in iDEN, up 13% in TDMA, down 11% in GSM and down 9% in CDMA. In addition, the segment began shipping third-generation (3G) Universal Mobile Telecommunications Systems (UMTS) handsets to customers in 2003.

A few customers represent a significant portion of the segment’s net sales. During 2003, purchases of iDEN products by Nextel Communications, Inc. and its affiliates comprised approximately 18% of the segment’s net sales. In addition, approximately 9% of the segment’s net sales are to the China market and are primarily used on mobile systems operated by China Mobile and China Unicom, the two largest wireless operators in China. In addition, in 2003, although the U.S. market continued to be the segment’s largest market, sales into non-U.S. markets represented more than half of the segment’s total revenue.

The segment’s operating earnings in 2003 were $479 million, compared to operating earnings of $503 million in 2002. The 5% decline in operating earnings was primarily related to: (i) a decline in gross margin, and (ii) an increase in research and development (R&D) expenditures, partially offset by: (i) a decrease in reorganization of business and other charges, and (ii) a decrease in SG&A expenditures. The decline in gross margin primarily reflects the $196 million decline in net sales, which was driven by the 8% decline in ASP and the loss of sales from the exited paging business. These negative influences were partially offset by a decrease in certain manufacturing costs due to benefits from prior and ongoing cost-reduction actions and supply-chain efficiencies. The increase in R&D expenditures reflects an increase in developmental engineering expenditures due to the number of new product offerings by the segment. The segment’s industry typically experiences short life cycles for new products and, therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth. The decrease in SG&A expenditures reflects a decline in overall administrative and general spending, which was driven by benefits from prior and ongoing cost-reduction efforts, as well as the absence of charges that occurred in 2002 related to the discontinuance of paging products.

For the full year 2003, the segment recorded net charges of $51 million related to reorganization of business and other charges. These charges primarily consisted of: (i) $43 million in net charges related to employee severance, mainly related to the planned exit of certain manufacturing activities in Flensburg, Germany, engineering site optimizations, and segment-wide employee severance programs, partially offset by reversals of accruals no longer needed, primarily related to the exit of the Harvard, Illinois facility, and (ii) $7 million in exit costs related to the planned exit of certain manufacturing activities in Flensburg, Germany.

For the full year 2002, the segment recorded net charges of $301 million related to reorganization of business and other charges. These charges primarily consisted of: (i) a $119 million net charge for fixed asset impairments,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	57

primarily relating to implementation of a plan to close an engineering and distribution center in Harvard, Illinois, (ii) a $125 million charge for the segment’s share of a potentially uncollectible finance receivable from Telsim, and (iii) a $70 million net charge related to segment-wide employee severance costs.

Segment Results—2002 Compared to 2001

In 2002, the segment’s net sales increased 4% to $11.2 billion, compared to $10.8 billion in 2001. Orders declined 10% to $10.0 billion, compared to $11.2 billion in 2001. Orders declined primarily due to the segment’s efforts to assist their customers in implementing an improved shorter-cycle ordering process which enabled the segment’s customers to reduce inventory lead-times, inventory levels and order backlog. As a result, the segment’s backlog decreased to $1.1 billion at December 31, 2002, compared to $2.2 billion at December 31, 2001.

The segment’s unit shipments were 70.2 million in 2002, up 12% from 62.5 million units in 2001. The segment’s ASP was down 5% on an annual basis in 2002, primarily due to a mix shift in units toward lower price handsets in Latin America and Asia. The decline in ASP is reflective of historical reductions in selling prices, although the reduction in 2002 was less than historical averages. The segment’s decline in ASP was 12% in 2001.

In addition, the segment completed its plans to discontinue sales of paging products in 2002. Sales of paging products had been rapidly declining in recent years, and the segment concluded that these products no longer complemented its product portfolio. Net sales from paging products were $176 million in 2002, compared to $402 million in 2001.

On a geographic basis, for 2002 compared to 2001, net sales were up 15% in the Americas, down 1% in Asia and down 7% in EMEA.

On a technology basis, for 2002 compared to 2001, net sales were up 56% in TDMA, up 18% in CDMA, up 4% in iDEN and down 4% in GSM.

A few customers represented a significant portion of the segment’s net sales in 2002. Purchases of iDEN products by Nextel Communications, Inc. and its affiliates comprised approximately 15% of the segment’s net sales. In addition, approximately 19% of the segment’s net sales were to the China market and are primarily used on mobile systems operated by China Mobile and China Unicom, the two largest wireless operators in China.

The segment’s operating earnings in 2002 were $503 million, compared to an operating loss of $1.6 billion in 2001. The improvement in operating results was primarily related to: (i) a decrease in reorganization of business and other charges, (ii) a 4% increase in net sales, (iii) decreased manufacturing expenses due to benefits from cost-reduction activities and supply-chain efficiencies, and (iv) a decrease in R&D costs. These improvements in operating results were partially offset by an increase in SG&A costs.

During 2002, the segment continued executing on the major cost-reduction actions started in late 2000 to improve its cost structure and competitiveness. The segment introduced several new products based on its platform design strategy, which reduces manufacturing costs by: (i) reducing the number of parts used, (ii) increasing the commonality of both handset parts and software, (iii) lowering the number of unique handset designs, and (iv) improving the cycle time of product development through greater standardization of processes. The reduction in the number of products manufactured and parts complexity of each product also makes it easier for PCS to change its products to meet rapidly-evolving customer demand. The segment also utilized a substantially improved supply-chain process to increase the efficiency of manufacturing activities, thereby reducing costs.

For the full year 2002, the segment recorded net charges of $301 million related to reorganization of business and other charges. These charges primarily consisted of: (i) a $119 million net charge for fixed asset impairments, primarily relating to implementation of a plan to close an engineering and distribution center in Harvard, Illinois, (ii) a $125 million charge for the segment’s share of a potentially uncollectible finance receivable from Telsim, and (iii) a $70 million net charge related to segment-wide employee severance costs.

For the full year 2001, the segment recorded net charges of $1.3 billion related to reorganization of business and other charges. These charges primarily consisted of: (i) $409 million in charges for product portfolio simplification write-offs, (ii) a $285 million charge related to the segment’s share of a potentially uncollectible

58	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

finance receivable from Telsim, (iii) $221 million in reorganization of business charges associated with the closure of a facility in Easter Inch, Scotland, (iv) $55 million in net reorganization of business charges to exit manufacturing activities in Harvard, Illinois, (v) $34 million in reorganization of business charges associated with the segment’s plans to discontinue sales of paging products in 2002, and (vi) $250 million in other net segment-wide reorganization of business charges resulting from a significant reduction in workforce and the consolidation of numerous facilities throughout the world.

Semiconductor Products Segment

The Semiconductor Products segment (SPS) designs, develops, manufactures and sells a broad range of semiconductor products that are based on its core capabilities in embedded processing, including microcontrollers, digital signal processors and communications processors. In addition, the segment offers a broad portfolio of devices that complement its families of embedded processors, including sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through its embedded processors and complementary products, the segment is also able to offer customers complex combinations of semiconductors and software, which are referred to as “platform-level products.” In both 2003 and 2002, SPS’s net sales represented 18% of the Company’s consolidated net sales, compared to 17% in 2001.

	Years Ended December 31			Percent Change
(Dollars in millions)	2003	2002	2001	2003 — 2002	2002 — 2001

Orders	$4,971	$5,224	$4,416	(5)%	18%
Segment net sales	4,864	5,000	5,098	(3)%	(2)%
Operating loss	(297)	(1,515)	(1,911)	80%	21%

Segment Results—2003 Compared to 2002

In 2003, the segment’s net sales decreased 3% to $4.9 billion, compared to $5.0 billion in 2002. Orders decreased 5% to $5.0 billion, compared to $5.2 billion in 2002. The segment’s backlog was $1.2 billion at December 31, 2003, compared to $1.1 billion at December 31, 2002.

The 3% decline in net sales was primarily due to unit volume decreases of 11%, primarily in the networking and wireless markets. The segment’s net sales were directly affected by the delays in the introduction of new handset products by Motorola’s wireless handset business, PCS. Sales to PCS, the segment’s largest customer, decreased 16% in 2003. This impacted the segment’s ability to participate fully in the recovery of the wireless markets. The decrease in unit volume was partially offset by a 9% increase in ASP, driven primarily by a change in product mix, as there was an increase in sales of higher functionality, “platform-level” products.

The semiconductor industry experienced a recovery in late 2002, particularly when growth in industry shipments escalated in the fourth quarter of 2002. This growth slowed in the first half of 2003 due to economic uncertainty, primarily over concerns of the escalation of conflicts in the Middle East, as well as anxiety over the SARS epidemic. During the first half of 2003, the segment’s net sales and orders were indicative of the industry conditions, as both net sales and orders declined compared to the first half of 2002. During the second half of 2003, as these concerns eased, semiconductor industry growth rates accelerated back to year-end 2002 levels. During the second half of 2003, the segment experienced growth in net sales and orders compared to the second half of 2002.

On an end-market basis, for 2003 compared to 2002, net sales were down 10% in the Wireless and Mobile Systems group, down 5% in the Networking and Computing Systems group, and up 3% in the Transportation and Standard Products group. Orders were down 14% in the Wireless and Mobile Systems group, down 5% in the Transportation and Standard Products group, and up 3% in the Networking and Computing Systems group.

On a geographic basis, for 2003 compared to 2002, net sales were down 21% in the Americas, up 11% in EMEA and up 8% in Asia. Orders were down 18% in the Americas, down 2% in EMEA and up 9% in Asia. While the semiconductor industry has been recovering from its worst ever recession there has been a shift in the regional makeup of the industries market demand. The main shift has been a transfer in demand from the Americas region to the Asia Pacific region. In 2000, the Americas region accounted for over 30% of the worldwide semiconductor market demand, compared to 25% in the Asia Pacific region. By the end of 2003, the Americas region accounted for less than 20% of the worldwide semiconductor market demand, while the Asia Pacific region accounted for almost

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	59

40%. The growth in Asia is attributed to the continuing shift of the global manufacturing base to lower cost countries, such as China, as well as the increase in the indigenous companies demand as they begin to produce their own electronics products.

Sales to other Motorola segments accounted for 23% of the segment’s net sales in 2003, as compared to 26% in 2002 and 23% in 2001. The segment’s largest customer within the Company is the wireless handset business, PCS. No other customers account for 10% of the segment’s net sales.

The segment had an operating loss of $297 million in 2003, compared to an operating loss of $1.5 billion in 2002. The improvement in operating results was primarily due to: (i) a $1.2 billion decrease in reorganization of business and other charges, and (ii) an increase in gross margin, primarily due to a reduction in labor and costs, reflecting benefits from prior cost-reduction actions, and a decline in depreciation costs resulting from the closures of manufacturing facilities, partially offset by the 3% decrease in net sales. These improvements in operating results were partially offset by: (i) an increase in SG&A expenditures, primarily due to a decline in grant income compared to 2002 levels, as well as an increase in employee incentive program costs, and (ii) an increase in R&D expenditures, primarily due to a reduction in customer-subsidized, non-recurring engineering charges related to development of next generation wireless products.

For the full year 2003, the segment recorded net charges of $85 million related to reorganization of business and other charges. These charges primarily related to: (i) $74 million in segment-wide employee severance costs, and (ii) $17 million in fixed asset impairment charges, primarily related to a facility in Texas, partially offset by a reduction of accruals no longer needed relating to facility exit costs.

For the full year 2002, the segment recorded net charges of $1.2 billion related to reorganization of business and other charges. These charges primarily consisted of: (i) $1.1 billion of asset impairments related to facilities in Arizona, China and Scotland, as the segment continued to reduce its number of wafer fabrication facilities as part of its business strategy, and (ii) $80 million for potential repayments of incentives related to impaired facilities.

Capital expenditures were $310 million, or 6.4% of the segment’s net sales, in 2003, compared to $220 million, or 4.4% of net sales, in 2002. The increase is primarily related to the segment’s investment in a joint alliance with Philips and ST Microelectronics to develop advanced CMOS (Complementary Metal Oxide Semiconductor) process technology. The segment’s emphasis in making capital expenditures is to focus on strategic investment driven by customer demand and new design capability.

In 2003, the segment’s manufacturing capacity utilization rate was 68%, compared to 66% in 2002. Although the utilization rate was nearly flat for the full-year 2003 as compared to 2002, the segment had a utilization rate of 74% in the fourth quarter of 2003, the highest it has been since the third quarter of 2002. The gross margin of the segment has been affected by the lower than optimum manufacturing capacity utilization rates, but as utilization rates are anticipated to increase, the segment expects a positive impact on gross margins.

The segment continues to implement a strategy aimed at achieving substantial improvements in future profitability and cash flow performance by: (i) improving asset efficiency, (ii) maximizing the return on R&D expenditures, and (iii) reducing the segment’s historical ratio of capital expenditures to net sales. One focus of this business model has been to replace internal manufacturing capacity by outsourcing an increasing percentage of production of standard technologies and products to foundries and contract houses. At the beginning of 2003, the segment had 12 manufacturing facilities, 9 of which were wafer fabrication facilities. The segment closed a back-end manufacturing facility in Texas in the first quarter of 2003 and closed a wafer fabrication facility in Scotland in the second quarter of 2003. In addition, on January 16, 2004, the segment sold a wafer fabrication facility in Tianjin, China. With the closure of this sale, the total number of manufacturing facilities was reduced to 9 facilities, 7 of which are wafer fabrication facilities. By comparison, the segment had 22 manufacturing facilities at the end of 2000.

Segment Results—2002 Compared to 2001

In 2002, the segment’s net sales decreased 2% to $5.0 billion, compared to $5.1 billion in 2001. The decline in net sales was due to a 14% unit volume decrease in the networking and wireless markets, partially offset by a 3% increase in the automotive and standard products markets. Orders increased 18% to $5.2 billion, compared to $4.4 billion in 2001. The segment’s backlog was $1.1 billion at December 31, 2002, compared to $0.9 billion at December 31, 2001.

60	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The semiconductor industry, which traditionally has had volatile sales cycles, had its worst decline in history in 2001, when industry-wide sales were down more than 30% compared to 2000. Industry sales in 2002 were essentially flat with 2001. ASP for the semiconductor industry declined at a higher rate in 2002 than in 2001, primarily as a result of excess manufacturing capacity in the industry. The rate of industry ASP decline slowed towards the end of 2002 in connection with the apparent industry recovery.

The segment’s net sales and order results were indicative of the broader conditions in the semiconductor industry. The segment’s 18% increase in orders in 2002, compared to 2001, reflected the industry’s apparent recovery in the later stages of 2002 as order activity exceeded sales activity. A portion of the segment’s product portfolio involves non-proprietary products, which are subject to the intense pricing pressure that is seen in the semiconductor industry. ASP for these products declined during 2002 in line with industry ASP. Many of the segment’s products involve proprietary technologies. ASP for these products declines at a much slower rate than those in the semiconductor industry as a whole.

On an end-market basis, for 2002 compared to 2001, net sales were up 4% in the Transportation and Standard Products group, up 5% in the Wireless and Mobile Systems group and down 12% in the Networking and Computing Systems group. Orders were up 18% in the Transportation and Standard Products group, up 14% in the Networking and Computing Systems group and up 38% in the Wireless and Mobile Systems group.

On a geographic basis, for 2002 compared to 2001, net sales were down 11% in the Americas, down 8% in EMEA and up 14% in Asia. Orders were up 12% in the Americas, up 18% in EMEA and up 27% in Asia. The segment’s net sales and order pattern followed the industry trend in all regions. The growth in Asia was attributed to the fact that this region attracts a greater percentage of the electronics equipment manufacturing base.

Other businesses of the Company collectively constituted the segment’s largest customer, representing 26% of 2002 segment revenue, as compared to 23% in 2001 and 26% in 2000. The segment’s largest customer within the Company is the Personal Communications segment.

The segment’s operating loss was $1.5 billion in 2002, compared to an operating loss of $1.9 billion in 2001. The improvement in operating results was primarily due to: (i) an increase in gross margin, primarily attributed to benefits from facility consolidation and cost-reduction actions and (ii) a decrease in SG&A costs. These improvements in operating results were partially offset by an increase in reorganization of business and other charges, primarily related to fixed asset impairments.

For the full year 2002, the segment recorded net charges of $1.2 billion related to reorganization of business and other charges. These charges primarily consisted of: (i) $1.1 billion of asset impairments related to facilities in Arizona, China and Scotland, as the segment continued to reduce its number of wafer fabrication facilities as part of its business strategy, and (ii) $80 million for potential repayments of incentives related to impaired facilities.

For the full year 2001, the segment recorded net charges of $902 million related to reorganization of business and other charges. These charges primarily consisted of: (i) $443 million for fixed asset impairments, and (ii) $386 million for segment-wide employee severance costs incurred in the closure of 8 factories.

Capital expenditures decreased 64% to $220 million, or 4.4% of the segment’s net sales, in 2002, compared to $613 million, or 12.0% of the segment’s net sales in 2001. The reduction in capital expenditures was part of the segment’s strategy of improving future profitability and improving cash flow by reducing the segment’s historical ratio of capital expenditures to net sales

Another focus of the segment’s overall strategy and cost-reduction activities has been to replace internal manufacturing capacity by outsourcing an increasing percentage of production to foundries and contract houses. At the end of 2002, SPS had reduced its total manufacturing facilities to 12, as compared to 22 manufacturing facilities at the end of 2000. Of the 12 manufacturing facilities at the end of 2002, 9 were wafer fabrication facilities, as compared to 16 wafer fabrication facilities at the end of 2000.

Proposed Transfer of Semiconductor Operations to Separate, Publicly-Traded Company. In October of 2003, the Company announced that it intends to move its semiconductor operations into a separate, publicly-traded company. In December 2003, a registration statement was filed with the Securities and Exchange Commission (SEC) relating to a proposed initial public offering (IPO) of stock of Freescale Semiconductor, Inc. (Freescale), the name

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	61

given to the new entity that would be comprised of the Company’s semiconductor operations. The registration statement is currently being reviewed by the SEC and, accordingly, there is no way to know when, or if, such an IPO may occur. In connection with the proposed IPO, provided the underlying valuation of the stock exceeds its book value, the Company would realize a gain upon the sale of the stock. This gain would be reflected directly in stockholders’ equity.

The Company would expect to include Freescale’s results in the Company’s consolidated financial statements for a period of time after the consummation of the proposed IPO. If the occurrence of the IPO becomes more likely than not, the Company will need to reevaluate the portion of its deferred tax assets that is related to its semiconductor operations. Based on currently-available information relating to the deferred tax assets and the currently proposed structure of the IPO, the Company estimates that if, and at such time as, the IPO becomes more likely than not, Freescale would be required to provide a sizeable valuation allowance covering the deferred tax assets related to the semiconductor operations. It is anticipated that the non-cash charge associated with this valuation allowance, if required, would be reflected in the Company’s consolidated statements of operations and would be material to the Company’s financial results. The completion of the IPO and the subsequent distribution of Freescale shares to Motorola stockholders is subject to many conditions, including final approval of the Motorola board of directors, suitable market conditions and regulatory and governmental approvals. Market conditions and other factors could result in, among other things, a delay to the IPO or pursuit of alternative transactions to effect the separation of SPS. If the IPO is not completed, the Company would not need to provide for the deferred tax asset valuation allowance as described above.

Global Telecom Solutions Segment

The Global Telecom Solutions segment (GTSS) designs, manufactures, sells, installs, and services wireless infrastructure communication systems, including hardware and software. GTSS provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN®, and UMTS. In 2003, GTSS’s net sales represented 16% of the Company’s consolidated net sales, compared to 17% in 2002 and 21% in 2001.

	Years Ended December 31			Percent Change
(Dollars in millions)	2003	2002	2001	2003 — 2002	2002 — 2001

Orders	$4,806	$4,384	$6,303	10%	(30)%
Segment net sales	4,417	4,611	6,514	(4)%	(29)%
Operating earnings (loss)	247	(621)	(1,409)	***	56%

***	Percent change not meaningful

Segment Results—2003 Compared to 2002

In 2003, the segment’s net sales decreased 4% to $4.4 billion, compared to $4.6 billion in 2002. Orders increased 10% to $4.8 billion, compared to $4.4 billion in 2002. The segment’s backlog was $1.6 billion at December 31, 2003, compared to $1.2 billion at December 31, 2002.

The 4% decrease in net sales in 2003 was primarily due to the continued reduction in capital spending by cellular operators, primarily in mature markets. In U.S. dollars, this sales decline was roughly in line with the overall spending decline in the wireless infrastructure industry. Operators spent less on new equipment because of pressure to reduce costs and declines in average revenue per user (ARPU). In addition, technology enhancements have greatly improved network capacity without necessitating corresponding increases in spending by the operators. However, unlike the case in mature markets, many existing operators in emerging markets have increased spending on wireless infrastructure and services during 2003. The segment has established a market presence in the emerging markets, many of which have higher growth rates than those of mature markets.

On a geographic basis, for 2003 compared to 2002, net sales were down 11% in Asia, down 3% in the Americas and up 16% in EMEA. Orders were up 7% in Asia, up 10% in the Americas and up 17% in EMEA. The 10% increase in orders for the year was driven by a very strong fourth quarter, when orders increased 67% compared to the fourth quarter of 2002. The overall increase in orders was primarily driven by the segment’s contract with Nextel to upgrade their existing network to provide WiDEN technology, as well as increased orders in the Middle East and India.

62	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The nature of the segment’s business is long-term contracts with major operators that require sizeable investments by its customers. In 2003, five customers—China Mobile Communications Corporation; China Unicom; KDDI, a service provider in Japan; Nextel Communications, Inc. (and its affiliates); and Verizon—represented approximately 55% of the segment’s net sales. The loss of one of these major customers could have a significant impact on the segment’s business and, because contracts are long-term, could impact revenue over several quarters.

The segment reported operating earnings of $247 million in 2003, compared to an operating loss of $621 million in 2002. The improvement in operating results was primarily related to: (i) a decrease in reorganization of business and other charges, (ii) a decrease in R&D expenditures, reflecting cost savings from prior cost-reduction actions, (iii) a decrease in SG&A expenditures, primarily selling and sales support costs, reflecting cost savings from prior cost-reduction actions, partially offset by an increase in employee incentive program costs, and (iv) an increase in gross margin, primarily due to benefits from prior cost-reduction actions and a reduction in reorganization of business charges included in costs of sales, partially offset by the 4% decline in net sales.

For the full year 2003, the segment recorded net income of $13 million related to reorganization of business and other charges. The net income primarily consisted of: (i) a net reduction of $39 million in accruals for reorganization of business costs that were no longer needed, and (ii) a $6 million payment received relating to the outstanding loan with Telsim, partially offset by a $32 million charge for in-process research and development related to the acquisition of Winphoria Networks, Inc.

For the full year 2002, the segment recorded net charges of $610 million related to reorganization of business and other charges, which primarily consisted of: (i) a $401 million charge for the segment’s share of a potentially uncollectible finance receivable from Telsim, (ii) a $128 million net charge for segment-wide employee severance costs, and (iii) a $55 million charge for exit costs related to a lease cancellation.

In the second quarter of 2003 the Company acquired Winphoria Networks, Inc., a core infrastructure provider of next-generation, packet-based mobile switching centers for wireless networks. The addition of Winphoria’s soft-switch technology will enable the segment to provide less expensive, yet more versatile, switching systems to operators as they migrate to technologies that will support integrated voice, data and video applications.

The segment also continues to build on its industry-leading position in push-to-talk over cellular (PoC) technology. The segment has executed agreements to launch its PoC product application on both General Packet Radio Service (GPRS) and CDMA1X networks. GTSS and Nextel Communications, Inc have executed an agreement to upgrade Nextel’s existing iDEN network to WiDEN™ technology. WiDEN will enable Nextel to deliver cost-effective, high-speed wireless data service to its customers, similar to GPRS and CDMA2000 1X. The additions of these offerings are an important step in the segment’s ongoing strategy to further enhance its product portfolio.

Segment Results—2002 Compared to 2001

In 2002, the segment’s net sales decreased 29% to $4.6 billion, compared to $6.5 billion in 2001. Orders decreased 30% to $4.4 billion, compared to $6.3 billion in 2001. Net sales and orders were significantly lower in 2002 than in 2001 in each of the segment’s technologies and in all regions of the world. The segment’s backlog was $1.2 billion at December 31, 2002, compared to $1.5 billion at December 31, 2001.

The wireless infrastructure industry experienced its most challenging years during 2001 and 2002. Industry sales were down approximately 18% in 2002, compared to flat growth in 2001. Service providers spent less on new equipment because of the difficult economic environment, severe pressure to reduce costs, deteriorating voice ARPU, and, for many, higher debt burdens. The segment’s decline in net sales and orders in 2002 was indicative of conditions in the segment’s industry, but represented a greater decline than the overall industry due to the lower level of capital spending specific to the segment’s customer base.

In 2002, three customers—Nextel Communications Inc. (and its affiliates), KDDI, a service provider in Japan, and China Unicom—represented approximately 43% of the segment’s net sales.

The segment’s operating loss in 2002 was $621 million, compared to an operating loss of $1.4 billion in 2001. The improvement in operating results was primarily related to: (i) a decrease in reorganization of business and other

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	63

charges, (ii) a decrease in SG&A expenses, and (iii) a decrease in R&D expenses. These improvements in operating results were partially offset by the 29% decrease in net sales.

For the full year 2002, the segment recorded net charges of $610 million related to reorganization of business and other charges. These charges primarily consisted of: (i) a $401 million charge for the segment’s share of a potentially uncollectible finance receivable from Telsim, (ii) a $128 million net charge for segment-wide employee severance costs, and (iii) a $55 million charge for exit costs related to a lease cancellation.

For the full year 2001, the segment recorded net charges of $1.4 billion related to reorganization of business and other charges. These charges primarily consisted of: (i) a $1.1 billion charge for the segment’s share of a potentially uncollectible finance receivable from Telsim, (ii) a $155 million net charge for segment-wide employee severance costs, (iii) a $123 million net charge for exit costs, and (iv) a $42 million net charge for fixed asset impairments.

Commercial, Government and Industrial Solutions Segment

The Commercial, Government and Industrial Solutions segment (CGISS) designs, manufactures, sells, installs, and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services. In 2003, CGISS’s net sales represented 15% of the Company’s consolidated net sales, compared to 14% in both 2002 and 2001.

	Years Ended December 31			Percent Change
(Dollars in millions)	2003	2002	2001	2003—2002	2002—2001

Orders	$4,146	$3,809	$4,485	9%	(15)%
Segment net sales	4,131	3,749	4,322	10%	(13)%
Operating earnings	562	313	52	80%	* **

***	Percent change not meaningful

Segment Results—2003 Compared to 2002

In 2003, the segment’s net sales increased 10% to $4.1 billion, compared to $3.7 billion in 2002. Orders increased 9% to $4.1 billion, compared to $3.8 billion in 2002. The segment’s backlog was $1.7 billion at both December 31, 2003 and December 31, 2002. The increase in net sales and orders is primarily due to the increase in spending by customers in the segment’s government market, primarily due to homeland security initiatives. Net sales and orders were also increased by contracts relating to the conflict in the Middle East and the pending reconstruction of public safety systems in Iraq.

On a geographic basis, for 2003 compared to 2002, net sales increased 11% in the Americas, increased 11% in EMEA, and increased 1% in Asia. Orders increased 17% in Asia, increased 14% in EMEA, and increased 7% in the Americas. In 2003, $2.7 billion, or 66% of the segment’s net sales, were in North America (which is part of the Americas region referenced below), as compared to $2.4 billion, or 65% of the segment’s net sales, in 2002. Orders in North America were $2.7 billion in 2003, as compared to $2.6 billion in 2002.

The segment’s operating earnings increased to $562 million in 2003, compared to operating earnings of $313 million in 2002. The increase in operating earnings was primarily related to: (i) an increase in gross margin, primarily due: (a) to the 10% increase in net sales, (b) a favorable product mix, reflecting a higher proportion of sales of subscriber equipment and a lower proportion of sales of infrastructure equipment, and (c) continued benefits from prior cost-reduction actions, and (ii) a decrease in reorganization of business charges, partially offset by: (i) an increase in SG&A expenditures due to an increase in employee incentive program costs, and (ii) an increase in R&D expenditures. Although both SG&A and R&D expenditures increased, SG&A and R&D expenditures as a percent of net sales decreased compared to 2002.

For the full year 2003, the segment recorded net charges of $29 million related to reorganization of business and other charges. These charges primarily consisted of $50 million in segment-wide employee separation costs, partially offset by a net reduction of accruals no longer needed.

64	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the full year 2002, the segment recorded net charges of $43 million related to reorganization of business and other charges. These charges primarily consisted of $58 million in segment-wide employee separation costs, partially offset by a net reduction of accruals no longer needed, primarily related to exit costs.

The scope and size of systems requested by some of the segment’s customers are increasing. Some customers want large systems, including country-wide and statewide systems. These larger systems, or “mega-systems”, are more complex and include a wide range of capabilities. Mega-system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects.

At the same time, the segment faces potential new challenges in dealing with a relatively new federal agency, the U.S. Department of Homeland Security, that is a consolidation of many smaller agencies. The majority of the funds designated in 2003 for homeland security initiatives were designated to federal agencies. Homeland security funding available to state and local agencies must be applied for through grant programs. It is anticipated that the U.S. Department of Homeland Security will consider additional funding for its first responders. While the segment anticipates this additional funding will flow down to the state and local agencies, the expected dollar amount or speed of the funding flow is hard to estimate. The segment and Motorola continue to monitor this situation closely.

The segment continues to focus on the key elements in its growth platform, which include: (i) the renewed pursuit of integrated voice, data and broadband wireless systems at the local, state and national government levels globally; (ii) continued migration from analog to digital radio systems; (iii) leveraging the segment’s ASTRO 25 and DIMETRA network offerings in providing Project 25 and TETRA standards-based voice and data networking systems around the world, and (iv) the accelerated implementation of interoperable communications and information systems, especially related to global homeland security.

Segment Results—2002 Compared to 2001

In 2002, the segment’s net sales decreased 13% to $3.7 billion, compared to $4.3 billion in 2001. Orders decreased 15% to $3.8 billion, compared to $4.5 billion in 2001. These decreases are primarily attributed to the sale of the Company’s former Integrated Information Systems Group (IISG) in 2001. In addition, delays in federal, state and local government funding for new homeland security projects adversely impacted sales for the total industry and the segment.

During 2001, the Company sold IISG, its former defense and government electronics business, which was previously included in CGISS. Orders, net sales and operating earnings for IISG in 2001 were $499 million, $456 million and $45 million, respectively. Excluding the full year 2001 IISG net sales and order results, 2002 net sales would have decreased 3% from $3.9 billion and 2002 orders would have decreased 5% from $4.0 billion. The segment’s backlog was $1.7 billion at both December 31, 2002 and 2001.

On a geographic basis, for 2002 compared to 2001, net sales were up 8% in EMEA and down 17% in both the Americas and Asia. Orders were down 3% in Asia, down 8% in EMEA and down 18% in the Americas. The majority of IISG’s sales and orders were in the Americas. Excluding the impact of IISG, net sales and orders would have both been down 3% in the Americas. In 2002, $2.4 billion, or 65% of the segment’s net sales were in North America (which is part of the Americas region referenced below), as compared to $3.0 billion, or 69% of the segment’s net sales, in 2001. Orders in North America were $2.6 billion in 2002, as compared to $3.1 billion in 2001.

The segment’s operating earnings increased to $313 million in 2002, compared to operating earnings of $52 million in 2001. The increase in operating earnings was primarily related to: (i) a decrease in reorganization of business and other charges, (ii) a decrease in SG&A costs, and (iii) a decrease in R&D expenditures. These improvements in operating results were partially offset by the 13% decrease in net sales. Excluding the full year 2001 IISG operating results, operating earnings would have been $7 million in 2001.

For the full year 2002, the segment recorded net charges of $43 million related to reorganization of business and other charges. These charges primarily consisted of $58 million in segment-wide employee separation costs, partially offset by a net reduction in accruals no longer needed, primarily related to exit costs.

For the full year 2001, the segment recorded net charges of $297 million related to reorganization of business and other charges. These charges primarily consisted of: (i) a $97 million net charge for segment-wide employee

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	65

severance costs, (ii) an $88 million charge for a potentially uncollectible finance receivable, (iii) a $45 million net charge for exit costs, and (iv) a $36 million net charge for fixed asset impairments.

Integrated Electronic Systems Segment

The Integrated Electronic Systems segment (IESS) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems. In both 2003 and 2002, IESS’s net sales represented 8% of the Company’s consolidated net sales, compared to 7% in 2001.

	Years Ended December 31			Percent Change
(Dollars in millions)	2003	2002	2001	2003 — 2002	2002 — 2001

Orders	$2,303	$2,235	$2,094	3%	7%
Segment net sales	2,265	2,189	2,239	3%	(2)%
Operating earnings (loss)	161	52	(171)	***	***

***	Percent change not meaningful

Segment Results—2003 Compared to 2002

In 2003, the segment’s net sales increased 3% to $2.3 billion, compared to $2.2 billion in 2002. Orders also increased 3% to $2.3 billion, compared to $2.2 billion in 2002. The segment’s backlog was $347 million at December 31, 2003, compared to $308 million at December 31, 2002.

There are three primary business groups within the segment: (i) the Automotive Communications and Electronic Systems Group (ACES), which sells automotive and industrial electronics systems, including telematics, (ii) the Energy Systems Group (ESG), which sells portable energy storage products and systems, and (iii) the Motorola Computer Group (MCG), which sells embedded computing systems. In 2003, ACES, ESG and MCG represented 64%, 23% and 13% of the segment’s net sales, respectively. In 2002, ACES, ESG, and MCG represented 60%, 28% and 12% of the segment’s net sales, respectively.

In ACES, demand for their products is linked to automobile sales in the U.S. and other countries, as well as the level of electronic content per vehicle. In 2003 compared to 2002, ACES’s net sales increased 9% and orders increased 10%, primarily due to the success of several new electronics controls and telematics products launched during the year.

In ESG, demand for their products is strongly linked to the sales of other Motorola businesses, particularly the sales of the wireless handset business, which is the group’s largest customer. In 2003 compared to 2002, ESG’s net sales decreased 15% and orders decreased 17%, primarily due to reductions in the price of batteries for wireless handsets.

In MCG, demand for their products is strongly linked to sales of telecommunications, manufacturing and other infrastructure systems in the U.S. and other countries. In 2003 compared to 2002, MCG’s net sales increased 17% and orders increased 13%, reflecting increased demand for commercial off-the-shelf embedded computing applications.

A large part of the segment’s business is dependent upon other Motorola businesses, primarily the wireless handset business, and three external automotive manufacturers—General Motors, Ford and Daimler Chrysler. Sales to other Motorola businesses accounted for 18% of the segment’s net sales in 2003, as compared to 19% in 2002. The net sales to General Motors, Ford and Daimler Chrysler were 17%, 15% and 13% of the segment’s 2003 net sales, respectively.

The segment reported operating earnings of $161 million in 2003, compared to operating earnings of $52 million in 2002. The improvement in operating results was primarily related to: (i) a decrease in SG&A expenditures, driven by a reduction in general and administrative expenses, reflecting benefits from prior cost-reduction actions, (ii) a reduction in reorganization of business and other charges, and (iii) an increase in gross

66	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

margin, reflecting the 3% increase in net sales and a reduction in reorganization of business charges included in costs of sales. These improvements were partially offset by an increase in R&D expenditures, primarily due to a reduction in customer-funded R&D.

In 2003, the segment recorded net income of $1 million related to reorganization of business and other charges. This income consisted of a net reversal of $1 million in accruals for exit costs that were no longer needed.

In 2002, the segment recorded net charges of $58 million related to reorganization of business and other charges. These charges primarily consisted of: (i) a $24 million net charge for exit costs, (ii) a $23 million net charge for fixed asset impairments, and (iii) a $20 million net charge for segment-wide employee separation costs, partially offset by a reversal of accruals no longer needed.

Segment Results—2002 Compared to 2001

In 2002, the segment’s net sales decreased 2% to $2.19 billion, compared to $2.24 billion in 2001. Orders increased 7% to $2.2 billion, compared to $2.1 billion in 2001. The segment’s backlog was $308 million at December 31, 2002, compared to $261 million at December 31, 2001.

In 2002, ACES, ESG and MCG represented 60%, 28% and 12% of the segment’s net sales, respectively. In 2001, ACES, ESG, and MCG represented 50%, 29% and 21% of the segment’s net sales, respectively.

During 2002, 63% of the segment’s net sales were to four customers—19% to other Motorola businesses, 16% to General Motors, 14% to Ford and 14% to Daimler Chrysler. In 2001, 52% of the segment’s net sales were to these four customers—25% to other Motorola businesses, 10% to Ford, 9% to Daimler Chrysler and 8% to General Motors.

In 2002 compared to 2001, ACES’ net sales were up 18% and orders were up 24%, primarily due to: (i) the success of several new products launched during the year, (ii) the addition of new features on existing products, and (iii) increased usage of ACES’ products in automobile production. MCG’s 2002 net sales decreased 45% and orders decreased 27%, due to the continuing downturn in the telecommunications equipment industry, its primary market. ESG’s 2002 net sales decreased 5% and orders decreased 1%.

The segment reported operating earnings of $52 million in 2002, compared to an operating loss of $171 million in 2001. The improvement in operating results was primarily related to: (i) benefits from cost-reduction activities, reflected in lower manufacturing costs and lower SG&A costs, and (ii) a decrease in reorganization of business and other charges. These improvements were partially offset by the 2% decline in net sales.

In 2002, the segment continued implementing major cost-reduction actions intended to improve its cost structure, refocus its long-term strategies and improve competitiveness. In 2002, the segment recorded net charges of $58 million related to reorganization of business and other charges. These charges primarily consisted of: (i) a $24 million net charge for exit costs, (ii) a $23 million net charge for fixed asset impairments, and (iii) a $20 million net charge for segment-wide employee separation costs, partially offset by a reversal of accruals no longer needed.

In 2001, the segment recorded net charges of $159 million related to reorganization of business and other charges. These charges primarily consisted of: (i) $103 million in net charges for segment-wide employee separation costs, (ii) a $20 million charge for in-process research and development relating to the acquisition of Blue Wave Systems, Inc., (iii) $19 million in net charges for fixed asset impairments, and (iv) $18 million in net charges for exit costs.

Broadband Communications Segment

The Broadband Communications segment (BCS) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television networks, (ii) high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP)-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems, (v) direct-to-home (DTH) satellite networks and private networks for business

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	67

communications, and (vi) digital broadcast products for the cable and broadcast industries. In 2003, BCS net sales represented 6% of the Company’s consolidated net sales, compared to 8% in 2002 and 9% in 2001.

	Years Ended December 31			Percent Change
(Dollars in millions)	2003	2002	2001	2003 — 2002	2002 — 2001

Orders	$1,709	$1,695	$2,868	1%	(41)%
Segment net sales	1,745	2,087	2,885	(16)%	(28)%
Operating earnings (loss)	48	(150)	195	***	***

***	Percent change not meaningful

Segment Results—2003 Compared to 2002

In 2003, the segment’s net sales declined 16% to $1.7 billion, compared to $2.1 billion in 2002. Orders increased 1% to $1.71 billion, compared to $1.70 billion in 2002. The segment’s backlog was $288 million at December 31, 2003, compared to $324 million at December 31, 2002.

Demand for the segment’s products depends primarily on: (i) capital spending by providers of cable services for constructing, rebuilding or upgrading their communications systems, and (ii) the marketing of advanced communications services by those providers. The amount of capital spending by cable providers, and therefore a majority of the segment’s net sales, are affected by a variety of factors, including: (i) general economic conditions, (ii) the continuing trend of consolidation in the cable industry, (iii) and the financial condition of cable television system operators and alternative communications providers, including their access to financing. In 2003, the segment’s customers significantly reduced their capital spending for the second consecutive year, primarily in an effort to reduce cost structures and improve their cash flow. This is reflected in lower purchases of digital set-top terminals, as well as a reduction in purchases of network transmission systems and equipment. The industry also experienced a reduction in average selling prices (ASP) for cable modems.

On a geographic basis, $1.5 billion, or 84%, of the segment’s net sales were in North America in 2003, compared to $1.8 billion, or 85%, in 2002. Orders in the North America region were $1.4 billion in both 2003 and 2002. Of the $342 million decline in net sales in 2003, $300 million was in North America. The decline in North America, and other regions, was driven by the decline in sales of digital set-top box units.

In 2003, net sales of digital set-top boxes decreased to $911 million, compared to $1.3 billion in 2002. Digital set-top box unit shipments were 4.9 million in 2003, down 17% from 5.9 million units in 2002. ASP for BCS’s digital set-top boxes declined approximately 15% in 2003. The decline in unit shipments and ASP are consistent with the overall decline in the set-top box industry, and the segment retained its leading market share in North America.

In 2003, net sales of cable modems increased to $242 million, compared to $235 million in 2002. Cable modem unit shipments were 5.0 million in 2003, up 43% from 3.5 million units in 2002. ASP for cable modems decreased approximately 28% in 2003, primarily due to increased competition in low-end cable modems. The segment retained its leading worldwide market share in cable modems.

The segment is dependent upon a small number of customers for a significant portion of its sales. A small number of large cable television multiple system operators (MSOs) own a large portion of the cable systems and account for a significant portion of the total capital spending in the cable equipment industry. Net sales to the segment’s largest customer, Comcast, accounted for 40% of consolidated net sales of the segment in 2003.

The segment reported operating earnings of $48 million in 2003, compared to an operating loss of $150 million in 2002. The improvement in operating results was primarily related to a decrease in reorganization of business and other charges, partially offset by the decrease in gross margin, reflecting the 16%decline in net sales.

For the full year 2003, the segment recorded net charges of $67 million related to reorganization of business and other charges. These charges primarily consisted of: (i) a $73 million charge for impairment of goodwill related to the infrastructure business, partially offset by a reduction in accruals no longer needed, primarily related to segment-wide employee severance costs.

68	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the full year 2002, the segment recorded net charges of $369 million related to reorganization of business and other charges. These charges primarily consisted of: (i) a $325 million intangible asset impairment charge relating to a license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals, (ii) a $37 million net charge for segment-wide employee separation costs, and (iii) an $11 million charge for in-process research and development related to the acquisition of Synchronous, Inc., partially offset by the recognition of a pension curtailment gain of $13 million related to the General Instrument pension plan.

Segment Results—2002 Compared to 2001

In 2002, the segment’s net sales declined 28% to $2.1 billion, compared to $2.9 billion in 2001. Orders declined 41% to $1.7 billion, compared to $2.9 billion in 2001. The decline in net sales and orders is indicative of the difficult conditions in the segment’s industry during 2002. In addition, the reduction in orders reflects a shorter cycle time required for customer fulfillment. The segment’s backlog was $324 million at December 31, 2002, compared to $716 million at December 31, 2001.

In 2002, the difficult economic environment continued to impact cable service providers, who saw declines in net digital subscriber additions. The providers responded by reducing capital spending in order to lower their cost structure, improve cash flow and reduce their significant debt levels. This was reflected in lower purchases of digital set-top terminals, as well as a reduction in purchases of network transmission systems and equipment. The industry also experienced a reduction in ASP for cable modems.

On a geographic basis, $1.8 billion, or 85%, of the segment’s net sales were in North America in 2002, compared to $2.3 billion, or 81%, in 2001. Orders in the North America region were $1.4 billion in 2002, compared to $2.3 billion in 2001. The $798 million decline in segment net sales in 2002 was primarily related to the decline in sales in North America of digital set-top box units.

In 2002, net sales of digital set-top boxes decreased to $1.3 billion, compared to $1.6 billion in 2001. Digital set-top box unit shipments were 5.9 million in 2002, down 18% from 7.2 million units in 2001. The decline in unit shipments is consistent with the overall decline in the set-top box industry, and the segment retained its leading market share in North America in 2002.

In 2002, net sales of cable modems decreased to $235 million, compared to $365 million in 2001. Cable modem unit shipments were 3.5 million in 2002, up 9% from 3.2 million units in 2001. ASP for cable modems decreased approximately 40% in 2002, due to increased competition in low-end cable modems.

The segment is dependent upon a small number of customers for a significant portion of its sales. Consolidation of MSOs continued in 2002, with Comcast Corporation acquiring AT&T Broadband to form the largest MSO in North America. The segment’s combined sales to Comcast and AT&T Broadband in 2002 represented approximately 40% of the segment’s net sales.

The segment incurred an operating loss in 2002 of $150 million, compared to operating earnings of $195 million in 2001. The decline in operating results was primarily related to: (i) a $325 million intangible asset impairment charge relating to a license to certain intellectual property that enables the segment to provide national authorization services for digital set-top terminals, (ii) the 28% decline in net sales, and (iii) an increase in warranty expenditures due to a product recall. These items were partially offset by: (i) manufacturing cost reductions, including supply-chain savings, resulting in a higher gross margin as a percent of net sales, (ii) a decrease in R&D and SG&A expenditures, and (iii) a decrease in other overhead costs resulting from the segment’s facility consolidations and other cost-containment actions.

For the full year 2002, the segment recorded net charges of $369 million related to reorganization of business and other charges. These charges primarily consisted of: (i) a $325 million intangible asset impairment charge relating to a license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals, (ii) a $37 million net charge for segment-wide employee separation costs, and (iii) an $11 million charge for in-process research and development related to the acquisition of Synchronous, Inc., partially offset by the recognition of a pension curtailment gain of $13 million related to the General Instrument pension plan.

For the full year 2001, the segment recorded net charges of $239 million related to reorganization of business and other charges. These charges primarily consisted of: (i) a $53 million net charge for segment-wide employee

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	69

separation costs, (ii) a $51 million charge for product portfolio simplification write-offs, (iii) $42 million in charges for exit costs and fixed asset impairments, (iv) a $33 million litigation settlement charge, and (v) a $20 million charge for in-process research and development related to the acquisition of RiverDelta Networks Inc.

Other

Other is comprised of the Other Products segment and general corporate items. The Other Products segment includes: (i) Next Level Communications, Inc., which became a wholly-owned subsidiary of the Company in April 2003, (ii) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, (iii) Motorola Credit Corporation (MCC), the Company’s wholly-owned finance subsidiary, and (iv) the Company’s holdings in cellular operating companies outside the U.S.

	Years Ended December 31			Percent Change
(Dollars in millions)	2003	2002	2001	2003 — 2002	2002 — 2001

Segment net sales	$435	$486	$755	(10)%	(36)%
Operating loss	(97)	(419)	(1,210)	77%	65%

Segment Results—2003 Compared to 2002

In 2003, the segment’s net sales decreased 10% to $435 million, compared to $486 million in 2002.

The segment incurred an operating loss of $97 million in 2003, compared to an operating loss of $419 million in 2002. The improvement in operating results was primarily related to a decrease in reorganization of business and other charges, and the benefits from cost-reduction activities.

For the full year 2003, the segment recorded net income of $151 million related to reorganization of business and other charges. This net income primarily consisted of: (i) income of $100 million for Iridium vendor termination settlements and the related reversal of accruals no longer needed, and (ii) income of $69 million from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims.

For the full year 2002, the segment recorded net charges of $34 million related to reorganization of business and other charges. These net charges primarily consisted of: (i) $56 million in net charges for fixed asset impairments, (ii) $46 million in net charges for segment-wide employee separation costs, and (iii) $16 million in net charges for exit costs, partially offset by: (i) income of $63 million for Iridium vendor termination settlements and the related reduction of accruals no longer needed, and (ii) income of $24 million for the reduction of accruals no longer needed due to the settlement with the Company’s insurer on items related to previous environmental claims.

In April 2003, Motorola announced that it had completed its cash tender offer of $1.18 per share for all remaining outstanding shares of common stock of Next Level Communications, Inc. (Next Level), a leading provider of high speed data, video and voice broadband systems over existing phone lines. Motorola acquired the remaining ownership of Next Level through a short-form merger and Next Level is now a wholly-owned subsidiary of Motorola. The total purchase price to Motorola to acquire the approximately 26% of Next Level that it did not own at the initiation of the tender offer was approximately $35 million.

Segment Results—2002 Compared to 2001

In 2002, the segment’s net sales decreased 36% to $486 million, compared to $755 million in 2001. The decrease in net sales is primarily attributed to the sale of several cellular operating companies outside the U.S. and the sale of the Company’s former Multiservice Networks Division (MND) in 2001.

The Company sold MND, a provider of end-to-end managed network systems, which was included in the Other Products segment, in 2001. Net sales and the operating loss for MND in 2001 were approximately $97 million and $16 million, respectively.

The segment incurred an operating loss of $419 million in 2002, compared to an operating loss of $1.2 billion in 2001. The decrease in the operating loss was primarily related to a decrease in reorganization of business and other charges, and the benefits from cost-reduction activities.

70	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the full year 2002, the segment recorded net charges of $34 million related to reorganization of business and other charges. These net charges primarily consist of: (i) $56 million in net charges for fixed asset impairments, (ii) $46 million in net charges for segment-wide employee separation costs, and (iii) $16 million in net charges for exit costs, partially offset by: (i) income of $63 million for Iridium vendor termination settlements and the related reduction of accruals no longer needed, and (ii) income of $24 million for the reduction of accruals no longer needed due to the settlement with the Company’s insurer on items related to previous environmental claims.

For the full year 2001, the segment recorded net charges of $804 million related to reorganization of business and other charges. These charges primarily related to: (i) a $365 million charge related to an unfavorable court ruling in litigation involving the Company’s guarantee of a credit agreement for Iridium LLC, (ii) $116 million in net charges for segment-wide employee separation costs, (iii) an $81 million charge for goodwill impairments, primarily related to the Internet Software and Content Group, (iv) a $77 million charge for segment-wide exit costs, (v) a $50 million charge relating to potentially uncollectible finance receivables, and (vi) a $29 million net charge for fixed asset impairments.

Significant Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies require significant judgment and estimates:

— Valuation of investments and long-lived assets

— Restructuring activities

— Allowance for losses on finance receivables

— Retirement-related benefits

— Long-term contract accounting

— Deferred tax asset valuation

— Inventory valuation reserves

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	71

At December 31, 2003 and 2002, the net book values of these assets were as follows (in millions):

December 31	2003	2002

Property, plant and equipment	$5,164	$6,104
Investments	3,335	2,053
Intangible assets	184	232
Goodwill	1,416	1,375

	$10,099	$9,764

Beginning in late 2000 and continuing through 2003, as a result of the Company initiative to consolidate manufacturing and administration operations and exit businesses, impairment reviews were performed. Based upon these reviews, management determined that various long-lived and intangible assets had been impaired. The Company recorded fixed asset impairment charges of $27 million in 2003 and $1.4 billion in 2002. The 2003 charges primarily related to certain equipment that was deemed to be impaired, primarily in the Semiconductor Products segment, and for information technology equipment in General Corporate. The 2002 charges primarily related to the impairment of specific manufacturing facilities in the Semiconductor Products segment.

As a result of the downturn of the worldwide economic environment and capital markets, the Company recorded impairment charges related to its investment portfolio of $96 million and $1.3 billion in 2003 and 2002, respectively. These impairment charges represent other-than-temporary declines in the value of the Company’s investment portfolio. The $96 million impairment charge in 2003 is primarily comprised of a $29 million charge to write down to zero the Company’s debt security holding in a European cable operator and other cost-based investment writedowns. The $1.3 billion impairment charge in 2002 was primarily comprised of charges to write down the value of the Company’s investment in Nextel Communications, Inc. and its investments in several cable operating companies. Additionally, the available-for-sale securities portfolio reflected a net pre-tax unrealized gain position of $2.4 billion at December 31, 2003, compared to a net pre-tax unrealized gain position of $953 million at December 31, 2002.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As a result, the Company has ceased amortizing goodwill. On October 1, 2003, the date of the annual impairment review, the Company determined that the impairment of $73 million of goodwill relating to the infrastructure reporting unit of the Broadband Communications segment was appropriate. There were no goodwill impairments in 2002.

The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines or operations and the impact of the economic environment on our customer base.

Restructuring Activities

Beginning in 2000 and through 2002, the Company announced plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing operations. The Company initiated these plans in an effort to reduce costs and simplify its product portfolio. Net restructuring charges under these plans have been approximately $6.3 billion during the period from 2000 through 2003, covering employee separation costs and exit costs based on estimates prepared at the time the restructuring plans were approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. Employee separation costs consist primarily of severance payments to terminated employees.

At each reporting date, the Company evaluates its accruals for exit costs and employee separations to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

Allowance for Losses on Finance Receivables

The Company has historically provided financing to certain customers in connection with sizeable purchases of the Company’s infrastructure equipment. Financing provided has included all or a portion of the equipment purchase price, as well as working capital for certain purchasers.

72	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross financing receivables were $2.4 billion at December 31, 2003 and $2.7 billion at December 31, 2002, with an allowance for losses on these receivables of $2.1 billion and $2.3 billion, respectively. Of the receivables at December 31, 2003, $2.2 billion ($133 million, net of allowance for losses of $2.1 billion) were considered impaired based on management’s determination that the Company will be unable to collect all amounts due according to the contractual terms of the relevant agreement. By comparison, impaired receivables at December 31, 2002 were $2.5 billion ($286 million, net of allowance for losses of $2.2 billion).

At December 31, 2003 and 2002, the Company had $2.0 billion of gross receivables from one customer, Telsim. As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero.

Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions, collateral values and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The resulting net finance receivable balance is intended to represent the estimated realizable value as determined based on: (i) the fair value of the underlying collateral, if the receivable is collateralized, or (ii) the present value of expected future cash flows discounted at the effective interest rate implicit in the underlying receivable.

Retirement-Related Benefits

The Company accounts for its pension benefits and its postretirement health care benefits using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, respectively. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected long-term rate of return on plan assets, and rate of compensation increases. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, the income statement effects of pension benefits or postretirement health care benefits are earned in, and should be expensed in, the same pattern.

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

The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The Company’s investment return assumption for the Regular Pension Plan and Postretirement Health Care Benefits Plan was 8.50% in both 2003 and 2002. The investment return assumption for the Officers’ Pension Plan was 6.00% in both 2003 and 2002.

A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company’s discount rate for obligations was 6.50% in 2003, compared to 6.75% in 2002.

A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. In both 2003 and 2002, the Company’s rate for future compensation increase was 4.00% for non-officer employees and 3.00% for officers. For retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	73

health care cost trend rates. Based on this review, the health care cost trend rate used to determine the December 31, 2003 accumulated postretirement benefit obligation was 11% for 2004 with a declining trend rate of 1% each year until it reaches 5% by 2010, with a flat 5% rate for 2010 and beyond.

Negative financial market returns during 2000-2002 have resulted in a decline in the fair-market value of plan assets. This, when combined with declining discount rate assumptions in the last several years, has resulted in a decline in the funded status of the Company’s domestic and certain non-U.S. plans. Consequently, the Company’s accumulated benefit obligation for various plans exceeded the fair-market value of the plan assets for these plans at December 31, 2003. As required by SFAS No. 87, the Company recorded a non-cash, after-tax, net charge of $182 million to equity relating to the Regular Pension Plan, the Officers’ Pension Plan, and certain non-U.S. subsidiaries retirement programs in the fourth quarter of 2003. This charge was included in Non-Owner Changes to Equity in the consolidated balance sheets, and did not impact the Company’s pension expense, earnings or cash contribution requirements in 2003.

For the Regular Pension Plan, the Company currently estimates 2004 expenses will be approximately $170 million, as compared to an actual expense of $137 million in 2003 and $72 million in 2002. The increase in the 2004 Regular Pension Plan expense compared to 2003 is due to the change in discount rate and recognition of prior losses. In 2003, the Regular Pension Plan expense increased compared to 2002, primarily due to an expected decline in the return on plan assets which have been affected by the negative financial market returns during the period of 2000 to 2002. A cash contribution of $200 million was made to the Regular Pension Plan in 2003. The Company expects to make a cash contribution of between $150 million and $250 million to this plan during 2004.

For the Postretirement Health Care Benefits Plan, the Company currently estimates 2004 expenses will be approximately $50 million, as compared to an actual expense of $43 million in 2003 and $38 million in 2002. The increase in the 2004 Postretirement Health Care Benefits Plan expense compared to 2003 is due to the change in discount rate and recognition of prior losses. The Company has partially funded its accumulated benefit obligation of $757 million with Plan assets valued at $218 million at December 31, 2003. No cash contributions were required in 2003, 2002 or 2001, nor is there a contribution planned for 2004.

The impact on the future financial results of the Company in relation to retirement-related benefits is dependent on economic conditions, employee demographics, interest rates and investment performance. The Company’s measurement date of its plan assets and obligations is December 31. Thus, during the fourth quarter of each year, management reviews and, if necessary, adjusts the assumptions associated with its benefit plans.

Long-Term Contract Accounting

The Company applies the percentage-of-completion methodology as stated in Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” to recognize revenues on various long-term contracts involving proven technologies. These contracts primarily involve the design, engineering, manufacturing, and installation of wireless infrastructure communication systems by GTSS and two-way radio voice and data systems by CGISS. These systems are designed to meet specific customer specifications and typically require an extended period of time to construct.

The Company executes contracts with customers that describe the equipment and system specifications to be delivered, including the consideration to be received. Revenue is recognized as work progresses on each contract and is based on the percentage of costs incurred to date compared to the total estimated contract costs. Estimates of total contract costs and progress toward completion of each contract are prepared using estimates and judgments based on historical experience and on other factors believed to be relevant under the circumstances. Management regularly assesses normal, recurring business risks and uncertainties inherent in these customer contracts and considers the impact, if any, of these uncertainties in the preparation of contract estimates. These uncertainties may include system performance and implementation delays resulting from events both within and outside the control of the Company. Losses on individual contracts, if any, are recognized during the period in which the loss first becomes evident.

Changes in these estimates could negatively impact the Company’s operating results. In addition, unforeseen conditions could arise over the contract term that may have a significant impact on the operating results. It is reasonably likely that different operating results would be reported if the Company used other acceptable revenue recognition methodologies, such as the completed-contract method, or applied different assumptions.

74	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deferred Tax Asset Valuation

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on operating results.

At December 31, 2003 and 2002, the Company’s deferred tax assets related to U.S. tax carryforwards were $1.1 billion and $756 million, respectively. The tax carryforwards are comprised of net operating loss carryforwards, foreign tax credit and other tax credit carryovers. A majority of the net operating losses and other tax credits can be carried forward for 20 years. The foreign tax credits can be carried forward for five years with a portion expiring, if unused, in 2006. During 2003 the Company recorded a $41 million valuation allowance against certain state net operating loss carryforwards that had carryforward periods of seven years or less and are scheduled to expire in 2004 through 2010.

The deferred tax asset for U.S. tax carryforwards, with the exception of the state net operating loss carryforwards scheduled to expire in 2004 through 2010, is determined to be realizable based on management’s estimates of future taxable income and the implementation of certain tax-planning strategies. As a result, no additional valuation allowance has been provided. Should the Company fail to generate enough taxable income in future years, a portion of the tax carryforwards could expire unused, which would cause an increase in the Company’s effective tax rate. In addition, certain non-U.S. subsidiaries, primarily in Germany, Japan and the UK, have generated tax loss carryforwards resulting in gross deferred tax assets of $725 million at December 31, 2003. Due to the uncertainty in these countries as to the realizability of these amounts, management has provided a valuation allowance of $632 million at December 31, 2003, resulting in net non-U.S. subsidiary deferred tax assets of $93 million. The increase in the non-U.S. subsidiaries gross deferred tax assets for tax carryfowards and the offsetting valuation allowances were predominately the result of currency fluctuations.

In October of 2003, the Company announced that it intends to move its semiconductor operations into a separate, publicly-traded company. In December 2003, a registration statement was filed with the Securities and Exchange Commission (SEC) relating to a proposed initial public offering (IPO) of stock of Freescale Semiconductor, Inc. (Freescale), the name given to the new entity that would be comprised of the Company’s semiconductor operations. The registration statement is currently being reviewed by the SEC and, accordingly, there is no way to know when, or if, such an IPO may occur. In connection with the proposed IPO, provided the underlying valuation of the stock exceeds its book value, the Company would realize a gain upon the sale of the stock. This gain would be reflected directly in stockholders’ equity.

The Company would expect to include Freescale’s results in the Company’s consolidated financial statements for a period of time after the consummation of the proposed IPO. If the occurrence of the IPO becomes more likely than not, the Company will need to reevaluate the portion of its deferred tax assets that is related to its semiconductor operations. Based on currently-available information relating to the deferred tax assets and the currently proposed structure of the IPO, the Company estimates that if, and at such time as, the IPO becomes more likely than not, Freescale would be required to provide a sizeable valuation allowance covering the deferred tax assets related to the semiconductor operations. It is anticipated that the non-cash charge associated with this valuation allowance, if required, would be reflected in the Company’s consolidated statements of operations and would be material to the Company’s financial results. The completion of the IPO and the subsequent distribution of Freescale shares to Motorola stockholders is subject to many conditions, including final approval of the Motorola board of directors, suitable market conditions and regulatory and governmental approvals. Market conditions and other factors could result in, among other things, a delay to the IPO or pursuit of alternative transactions to effect the separation of SPS. If the IPO is not completed, the Company would not need to provide for the deferred tax asset valuation allowance as described above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	75

Inventory Valuation Reserves

The Company records valuation reserves on its inventory for estimated obsolescence or unmarketability. The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. On a quarterly basis, management in each segment performs an analysis of the underlying inventory to identify reserves needed for excess and obsolescence and for the remaining inventory assesses the net realizable value. Management uses its best judgment to estimate appropriate reserves based on this analysis.

Net Inventories consisted of the following:

December 31	2003	2002

Finished goods	$1,069	$1,131
Work-in-process and production materials	2,459	2,742

	3,528	3,873
Less inventory reserves	(736)	(1,004)

	$2,792	$2,869

The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As indicated above, the Company’s inventory reserves represented 21% and 26% of the gross inventory balance at December 31, 2003 and 2002, respectively. These reserve levels are maintained by the Company to provide for unique circumstances facing our businesses. The Company has inventory reserves for pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing.

The decline in the reserve balance in 2003 compared to 2002 primarily relates to scrapping of excess and obsolete inventory with the appropriate reduction in the related gross inventory balance. If actual future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required. Likewise, as with other reserves based on management’s judgment, if the reserve is no longer needed, amounts are reversed into income. There were no significant reversals into income of this type in 2003.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Statement 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. In November 2003, the FASB deferred application of certain provisions of Statement 150 through FASB Staff Position (FSP) 150-3 which eliminates the disclosure requirements for certain mandatorily redeemable instruments and prohibits early adoption for instruments within the scope of the deferrals established by FSP 150-3. As a result of FSP 150-3, the Company does not expect the adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46),” and in December 2003, issued a revision to FIN 46. FIN 46 is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46 requires “variable interest entities” as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all created prior to February 1, 2003, FIN 46 is effective as of March 31, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003.

The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of this statement to have a material impact on its results of operations.

76	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reclassifications of 2002 and 2001 financial information in 2003

As described in a Form 8-K filed on April 8, 2003, the Company made changes in the presentation format of its financial statements in order to align more closely with the financial statement presentation of other technology companies. In doing so, the Company reclassified royalty income and certain expenses between statement lines in its Consolidated Statement of Operations. The statement lines that were adjusted include Net Sales, Costs of Sales, Selling General and Administrative (SG&A) expenses and Research and Development (R&D) expenditures. As a result, reclassifications have been made to the 2002 and 2001 financial information. These reclassifications did not change the Company’s operating earnings (loss), net earnings (loss) or earnings (loss) per share for these periods.

Business Risk Factors

Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Personal Communications Segment,” about industry growth with the transition to 3G technologies, the impact of the segment’s strategy, the impact from the loss of key customers, the timing and impact of new product introductions, the allocation and regulation of frequencies, component shortages, the availability of supplies and labor, the seasonality of the business and the location of product manufacturing; (2) “Semiconductor Products Segment,” about the impact of the segment’s business strategy, plans to move the Company’s semiconductor operations into a separate, publicly-traded company, plans to license intellectual property, impact from the loss of key customers, and the availability of supplies and labor; (3) “Global Telecom Solutions Segment,” about the significance of the addition of soft switch technology, the timing and volume of the build-out of next-generation infrastructure systems, the impact from the loss of key customers, vendor financing, the allocation and regulation of frequencies and the availability of supplies and labor; (4) “Commercial, Government and Industrial Solutions Segment,” about the impact of mega-systems, including on our competitive position, the impact of the U.S. Homeland Security Department and government budget levels, the segment’s growth platform, the impact from the loss of key customers, allocation and regulation of frequencies, and the availability of supplies and labor; (5) “Integrated Electronic Systems Segment,” about the impact from the loss of key customers, the impact of the segment’s strategy, and the availability of supplies and labor; (6) “Broadband Communications Segment,” about future sales of CMTS products, the availability of digital televisions that will not require a digital set-top box, the impact from the loss of key customers, the impact of competitive changes, the impact of regulatory matters, and the availability of supplies and labor; (7) “Other Information,” about the impact from the loss of key customers, competitiveness through research and development and utilization of technology; (8) “Legal Proceedings,” about the ultimate disposition of pending legal matters; (9) “Management’s Discussion and Analysis”, about: (a) the success of our business strategy in producing improved operating results, (b) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of businesses programs, (c) the Company’s ability and cost to repatriate funds, (d) future cash contributions to pension plans or retiree health benefit plans, (e) outstanding commercial paper balances, (f) redemptions and repurchases of outstanding securities, (g) the Company’s ability and cost to access the capital markets, (h) the adequacy of reserves relating to long-term finance receivables and other contingencies, (i) expected payments pursuant to commitments under long-term agreements, (j) the outcome of ongoing and future legal proceedings, including without limitation, those relating to Iridium and Telsim, (k) the outcome of the Company’s plans to transfer its semiconductor operations into a separate, publicly-traded company, including without limitation any gains that would be realized and any valuation allowances that may be triggered, (l) the impact to GTSS from adding soft-switch technology, (m) the impact on CGISS of the trend towards mega-systems, and (n) the impact of recent accounting pronouncements on the Company; and (10) “Quantitative and Qualitative Disclosures about Market Risk”, about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

We wish to caution the reader that the following important business risks and factors, and those business risks and factors described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components to meet the demands of our customers.

Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers and internal manufacturing capacity. We have experienced

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	77

shortages in the past, including shortages in 2003 of a key component for wireless handsets, that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. A reduction or interruption in supplies, or a significant increase in the price of one or more supplies, could have a material adverse effect on our businesses.

Our businesses have and continue to purchase a large portion of the semiconductors used in their products from our internal semiconductor business, SPS. We are currently in the process of separating this business into a new company and we anticipate that at some point in the near future Motorola will have no ownership in this new, separate company. The change in this relationship from internal supplier to external supplier may negatively impact this important supplier relationship and could have a material adverse effect on the semiconductor business or the Motorola businesses to which it provides products.

The demand for our products depends in large part on the continued growth of the industries in which we participate. A market decline in any one of these industries could have an adverse effect on our business.

Our business was very negatively impacted by the economic recession and the “dot.com” and telecom bust that began in the latter part of 2000. We incurred sizeable net losses in 2001 and 2002. The rate at which the portions of telecommunications industry and the semiconductor industry in which we participate improve is critical to our ability to improve our overall financial performance.

Our customers and our manufacturing facilities are located throughout the world, and as a result, we face risks that other companies that are not global may not face.

Our customers are located throughout the world and more than half of our net sales are outside of the U.S. In addition, we have many manufacturing, administrative and sales facilities outside the U.S., more than half of our products are manufactured outside the U.S. and, approximately 55% of our employees are employed outside the U.S.

As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales and/or profitability, including but not limited to: (1) tariffs and trade barriers; (2) regulations related to customs and import/export matters; (3) longer payment cycles; (4) tax issues, such as tax law changes and that the tax laws can vary from country to country and as compared to the U.S.; (5) currency fluctuations; (6) challenges in collecting accounts receivable; (7) cultural and language differences; and (8) employment regulations.

Many of our products that are manufactured outside of the U.S. are manufactured in Asia. In particular, we have sizeable operations in China, including manufacturing operations, and 10% of our net sales are made in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely impacted by changes to or interpretation of Chinese law. Further, if manufacturing in the region is disrupted, our overall capacity could be significantly reduced and sales and/or profitability could be negatively impacted.

If the quality of our products does not meet our customers’ expectations, then our sales and operating earnings, and ultimately our reputation, could be adversely affected.

Occasionally, some of the products we sell have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our distributors or end-user customers, requiring us to resolve such issues in a timely manner that is least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including: delays in the recognition of revenue, loss of revenue and/or future orders, customer-imposed penalties on Motorola for failure to meet contractual shipment deadlines, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and brand name reputation.

In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be recalled. Depending on the nature of the defect and the number of products in the field, a

78	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recall can incur substantial recall costs, in addition to the costs associated with the potential loss of future orders, and the damage to the Company’s goodwill or brand/reputation. In addition, the Company may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that the Company receives from the contracts. Recalls involving regulatory agencies can also result in fines and additional costs. Finally, recalls can result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.

We operate in highly competitive markets and our financial results will be affected if we are not able to compete effectively.

The markets for our products are highly competitive with respect to, among other factors: pricing, product and service quality, and the time to introduce new products and services. We are constantly exposed to the risk that our competitors may implement new technologies before we do, or may offer lower prices, additional products or services or other incentives that we cannot or will not match or do not offer. We can give no assurances that we will be able to compete successfully against existing or future competitors.

The uncertainty of current economic and political conditions make budgeting and forecasting difficult and may reduce demand for our products.

Current conditions in the domestic and global economies are extremely uncertain. The terrorist attacks in 2001, the U.S. involvement in Iraq and other global conflicts, including in the Middle East, have created many economic and political uncertainties that have severely impacted the global economy. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make.

The future direction of the overall domestic and global economies will have a significant impact on our overall performance. The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for our products.

We have taken, and continue to take, cost reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost reduction actions, in turn, may expose us to additional production risk and have an adverse effect on our sales and profitability.

Since the second half of 2000, we have been reducing costs and simplifying our product portfolios in all of our businesses. We have discontinued product lines, exited businesses, consolidated manufacturing operations and reduced our employee population.

The impact of these cost-reduction actions on our sales and profitability may be influenced by factors including but not limited to: (1) our ability to successfully complete these ongoing efforts; (2) our ability to generate the level of cost savings we expect and/or that are necessary to enable us to effectively compete; (3) our ability to retain or recruit key employees; (4) the appropriateness of the size of our manufacturing capacity, including capacity from third parties; and (5) the performance of other parties under outsourcing arrangements on which we rely for the manufacture of certain products, parts and components.

An important cost-reduction action has been to reduce the number of our facilities, including manufacturing facilities. All of our businesses have exited certain facilities and/or consolidated facilities so that our products are manufactured in fewer facilities. While we have business continuity and risk management plans in place in case capacity is significantly reduced or eliminated at a given facility, the reduced number of alternative facilities could cause the period of any manufacturing disruptions to be longer. As a result, we could have difficulties fulfilling our orders and our sales and profits could decline.

Another cost-reduction action has been to develop outsourcing arrangements for the design and/or manufacture of certain products, parts and components. If these third parties fail to deliver quality products, parts and components on time and at reasonable prices, we could have difficulties fulfilling our orders and our sales and profits could decline.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	79

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions, particularly if our credit ratings are further downgraded.

From time to time we access the long-term and short-term capital markets to obtain financing. Although we believe that we can continue to access the capital markets in 2004 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by the Company’s current levels of outstanding debt and our credit ratings. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, including the telecommunications and semiconductor industries, are outside of our control. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to the Company.

Our credit ratings have been downgraded several times over the last three years, most recently by Moody’s Investor Service (“Moody’s”) on October 10, 2003. While we still maintain an investment grade credit rating, if our rating by Moody’s were to decline one level from the current rating, we would no longer be considered investment grade. As a result, our financial flexibility would be reduced and our cost of borrowing would increase. Some of the factors that impact our credit ratings, including the overall economic health of the telecommunications and semiconductor industries, are outside of our control. There can be no assurances that our current credit ratings will continue.

Our commercial paper is rated “A-2/P-3/F-2”. Given the much smaller size of the market for commercial paper rated “A-2/P-3/F2” and the number of large commercial paper issuers in this market, commercial paper or other short-term borrowings may be unavailable or of limited availability to participants in this market. Although we continue to issue commercial paper, we have greatly reduced it as a funding source. There can be no assurances that we will continue to have access to the commercial paper markets on terms acceptable to the Company.

We may not be able to borrow funds under our credit facilities if we are not able to meet the conditions to borrowing in those facilities or renew on acceptable terms our one-year facility that expires in May 2004.

We view our existing one-year and three-year revolving domestic credit facilities as sources of available liquidity. These facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We have never borrowed under these facilities. If we wish to borrow under these facilities in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations. By its terms, the one-year credit facility expires in May 2004. We anticipate renewing the facility on terms at least as favorable as the existing facility, but there can be no assurances of renewal or the terms on which we renew.

We have valuable deferred tax assets that we may not be able to use under certain circumstances.

If the Company is unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on future operating results.

The Company may be required to take a non-cash charge related to the reevaluation of the deferred tax assets of our semiconductor business in connection with the proposed move of its semiconductor operations into a separate, publicly-traded company. This charge, which would be required if the initial public offering of stock of the new entity comprised of the Company’s semiconductor operations becomes more likely than not, would be reflected in the Company’s consolidated statements of operations and would be material to the Company’s financial results.

Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by our significant investments in new products and technologies.

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

80	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

competitors. The development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business will suffer.

Our results are subject to risks related to our significant investment in developing and introducing new products, such as: (1) advanced digital wireless handsets; (2) CDMA 1X, UMTS and other technologies for 3G wireless networks; (3) products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems; (4) integrated digital radios; (5) integrated public safety systems, and (6) advanced semiconductor products. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of industry standards; (iv) the significant amount of resources we must devote to the development of new technology; and (v) the ability to differentiate our products and compete with other companies in the same markets.

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

We may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.

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

Our success is dependent, in part, upon our ability to form successful strategic alliances. If these arrangements do not develop as expected, our business may be adversely impacted.

We currently partner with industry leaders to meet customer product and service requirements and to develop innovative advances in design and technology. Our partnerships allow us to supplement internal manufacturing capacity and share the cost of developing next-generation technologies. If such arrangements do not develop as expected, for example, because the technologies provided by our partners are not protected or infringe on third parties’ intellectual property rights, or the technology or other contributions by our partners do not meet quality or safety standards, our business could be adversely impacted.

We face many competitive challenges in the semiconductor market that may continue to impact the performance of our semiconductor business.

Our success is dependent, in part, on the ability of our semiconductor business to compete in the highly competitive semiconductor market. Factors that could adversely affect our ability to compete include: (1)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	81

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

If we fail to increase our semiconductor foundry and contract house manufacturing capacity and partnerships we may be unable to meet our customers’ demand for products.

The success of our semiconductor business may be dependent on its ability to increase utilization of foundry and contract house manufacturing capacity and partner with other manufacturers to share costs of funding major capital projects, including research and development. These efforts may impact our capital expenditures, production costs and ability to satisfy delivery requirements.

As a supplier to the automotive industry, we face certain risks due to the nature of the automotive business .

As a supplier of powertrain chassis and telematics communication products, our sales of these products and our profitability could be negatively impacted by changes in the operations, products, business models, part-sourcing requirements, financial condition, market share or consumer financing and rebate programs of our automotive customers. In addition, demand for our automotive products is linked to consumer demand for automobiles, which may be adversely impacted by the continuing uncertain economic environment.

The value of our investments in the securities of various companies fluctuates and it may be difficult for us to realize the value of these investments.

We hold a portfolio of investments in various companies. Since the majority of these securities represent investments in technology companies, the fair market values of these securities are subject to significant price volatility. In addition, the realizable value of these securities is subject to market and other conditions.

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

It may be difficult for us to recruit and retain the types of highly-skilled employees that are necessary to remain competitive.

Competition for key technical personnel in high-technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate and retain qualified engineers and other highly-skilled personnel needed to compete and develop successful new products. We may not be as successful as our competitors at recruiting, assimilating and retaining these highly-skilled personnel, especially because of our recent employee reductions.

The unfavorable outcome of litigation pending against or future litigation could materially impact the Company.

Our financial results could be materially adversely impacted by unfavorable outcomes to any pending or future litigation, including without limitation any relating to the Iridium project or Telsim. See “Item 3—Legal Proceedings.” There can be no assurances as to the favorable outcome of any litigation.

Our business will be harmed if we are found to have infringed intellectual property rights of third parties, or if our intellectual property protection is inadequate to protect our proprietary rights.

Because our products are comprised of complex technology, we are involved in litigation regarding patent and other intellectual property rights. Third parties have asserted, and in the future may assert, claims against us alleging

82	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

that we have infringed their intellectual property rights. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. Also, defending these claims may be expensive and divert the time and efforts of our management and other employees.

Our patent and other intellectual property rights are important competitive tools and may generate income under license agreements. We regard our intellectual property rights as proprietary and attempt to protect them with patents, copyrights, trademarks, trade secret laws, confidentiality agreements and other methods. We also generally restrict access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to obtain and use our proprietary information or develop similar technology independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Unauthorized use of our intellectual property rights by third parties and the cost of any litigation necessary to enforce our intellectual property rights could have an adverse impact on our business.

We are subject to a wide range of environmental, health and safety laws.

Our operations are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal, clean up of, and human exposure to hazardous substances. In the United States, these laws often require parties to fund remedial action regardless of fault. Factors such as the discovery of additional contaminants, the extent of remediation and compliance expenses, and the imposition of additional cleanup obligations at Superfund and other sites could cause our capital expenditures and other expenses relating to remediation activities to exceed the amount reflected in our environmental reserve and adversely affect our results of operations and cash flows. Compliance with existing or future environmental, health and safety laws could subject us to future liabilities, cause the suspension of production, restrict our ability to expand facilities or require us to acquire costly pollution control equipment or incur other significant expenses, including the expense of modifying manufacturing processes. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a negative impact on our operations.

We may provide financing and financial guarantees to our customers, some of which may be for significant amounts.

The competitive environment in which we operate may require us to provide long-term customer financing to our customers in order to win a contract. Customer financing arrangements may include all or a portion of the purchase price for our products and services, as well as working capital. In some circumstances, these loans can be very large. We may also assist customers in obtaining financing from banks and other sources and may also provide financial guarantees on behalf of our customers. Our success, particularly in our infrastructure businesses, may be dependent, in part, upon our ability to provide customer financing on competitive terms.

When we lend our customers money in connection with the sale of our equipment, we are at risk of not being repaid.

While we have generally been able to place a portion of our customer financings with third-party lenders, a portion of these financings are supported directly by us. There can be higher risks of default associated with some of these financings, particularly when provided to start-up operations such as local network providers, customers in developing countries, or customers in specific financing-intensive areas of the industry (such as 3G wireless operators). At the end of 2003, we had reserves of $2.1 billion relating to our finance receivables, primarily due to customer defaults. Should additional customers fail to meet their obligations on new or existing loans, losses could be incurred and such losses could negatively impact our financial results.

Our large system contracts for infrastructure equipment and the resulting reliance on large customers may negatively impact our business.

We are exposed to risks due to large system contracts for infrastructure equipment and the resulting reliance on large customers. These include: (1) the technological risks of such contracts, especially when the contracts involve new technology, and (2) the financial risks to us under these contracts, including the estimates inherent in projecting

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	83

costs associated with large contracts and the related impact on operating results. We are also facing increasing competition from traditional system integrators and the defense industry as system contracts become larger and more complicated. Political developments can impact the nature and timing of these large contracts.

We are planning to separate our semiconductor business from the Company and may not be successful at completing the separation.

If we do not complete the proposed transfer of our semiconductor operations into a separate, publicly-traded company, we will not receive the anticipated proceeds from the offering and we will have incurred substantial costs associated with the proposed separation.

It is important that we are able to obtain many different types of insurance, and if we are not able to obtain insurance we are forced to retain the risk.

The Company has many types of insurance coverage. Since the terrorist attacks on September 11, 2001, the cost of insurance has increased, deductibles have increased, and in some cases, certain types or levels of insurance have not been available. Motorola also self insures for some risks and obligations. As insurance becomes more expensive or unavailable, we may have to self insure for more matters. If there are large losses related to self-insured matters, our financial performance will be negatively impacted.

Government regulation of radio frequencies may limit the growth of the wireless communications industry or reduce barriers to entry for new competitors.

Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the United States and other countries throughout the world and limited spectrum space is allocated to wireless services. The growth of the wireless communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. In addition, industry growth has been and may continue to be affected by the cost of new licenses required to use frequencies and the related frequency relocation costs.

Alternatively, recent policy changes in the U.S. may encourage deregulation of frequency allocation, allowing new wireless communications technologies to be developed. Such policy changes may spread to other countries, and the reduced barriers to entry for the development of new technologies may introduce new competition for both the Company and our customers.

Changes in government policies and laws or economic conditions may adversely affect our financial results.

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

In addition, there are currently few laws or regulations that apply directly to access to, or commerce on, the Internet. We could be adversely affected by any such regulation in any country where we operate. The adoption of such measures could decrease demand for our products and at the same time increase the cost of selling such products.

The growth of our Broadband Communications segment is dependent, in part, on renewed growth in the cable industry.

The cable industry is a major customer of our Broadband Communications segment. Primarily due to the economic recession that began in 2001 and in an effort to improve their cash flow and lower their cost structure, cable operators significantly reduced their capital spending beginning in 2001 and continuing through 2003. The ability of that segment to grow is dependent, in part, on growth in the cable industry and that industry’s ability to compete with other entertainment providers.

84	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidations in the telecommunications and cable industries may adversely impact our business.

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

Because of continuing consolidation within the cable industry worldwide, a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable television system operators. Last year, net sales to the Broadband Communications segment’s largest customer, Comcast, which merged with AT&T Broadband in 2002, represented approximately 40% of the Broadband Communications segment’s total net sales. Fewer significant customers will increase our reliance on large customers and may negatively impact our bargaining position and profit margins. The loss of, or a lesser role with, a significant customer due to industry consolidation may negatively impact our business.

Regulatory changes impacting our cable products may adversely impact our business.

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

The FCC has mandated that digital tuners to enable access to cable networks be incorporated into television sets by 2006. As a result, future sales of set-top terminals may be negatively impacted.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a material adverse impact on our operations, sales and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. We have implemented various measures to manage our risks related to system and network disruptions, but a system failure or security breach could negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Our share price has been and may continue to be volatile.

Our share price has been volatile due, in part, to generally volatile securities markets, and the volatility in the telecommunications and technology companies’ securities markets in particular. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, capital spending plans of our customers, and the level perceived growth of the industries in which we participate.

We rely on third-party distributors and retailers to sell certain of our products.

In addition to our own distribution force, we offer our products through a variety of third-party distributors and retailers. Certain of our distributors market products that compete with the Company’s products. The loss, termination or failure of one or more of our distributors to effectively promote our products could affect the Company’s ability to bring its products to market. Changes in the financial or business condition of these distributors and retailers could also subject the Company to losses.

We outsource the manufacturing of many of our components and products, and if third-party manufacturers’ lack sufficient quality control or if there are significant changes in the financial or business condition of such third-party manufacturers, it may have a material adverse effect on our business.

We manufacture many of the components used in our products, but also increasingly depend on outsourced manufacturing, primarily by manufacturers located outside of the United States. Our increasing dependence on third

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	85

party manufacturers for outsourced components subjects us to the risk of supplier failure and customer dissatisfaction with the quality or performance of our products containing such purchased components. Quality or performance failures by our third-party manufacturers or changes in their financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material adverse effect on our business.

In addition, the trend of consolidation is also present amongst outsource manufacturers in the electronic component industry. The consolidation of our third-party manufacturers for outsourced components may increase our cost of component parts.

The level of returns on pension and retirement plan assets could affect our earnings in future periods.

The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under ERISA and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the ERISA funding calculation, the likelihood of our being required to make contributions will increase. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of required contributions in the future increases.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Complying with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and changes to the New York Stock Exchange rules, will require us to expend significant resources. We are committed to maintaining the highest standards of corporate governance and public disclosure. As a result, we will continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to hedge, and therefore attempts to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.

The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. Almost all of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions and some forecasted transactions. The Company expects that it may hedge investments in foreign subsidiaries in the future. A portion of the Company’s exposure is from currencies that are not traded in liquid markets, such as those in Latin America, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

At December 31, 2003 and 2002, the Company had net outstanding foreign exchange contracts totaling $2.7 billion and $2.1 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should

86

offset losses and gains on the assets, liabilities and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of December 31, 2003 compared to their respective positions at December 31, 2002:

	December 31
Buy (Sell)	2003	2002

Euro	$(1,114)	$(90)
Chinese Renminbi	(341)	(702)
British Pound	(205)	(323)
Canadian Dollar	187	251
Brazilian Real	(172)	(100)

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, it does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings include derivative financial instruments and other financial instruments, which are not denominated in the currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the currency of the legal entity holding the instrument, consist primarily of cash, short-term investments, long-term finance receivables, equity investments, and notes as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the remainder of the foreign exchange financial instruments would hypothetically decrease by $159 million as of December 31, 2003 if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will be realized. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

Fair Value Hedges

The Company recorded charges (income) of $(3) million and $2 million for the years ended December 31, 2003 and 2002, respectively, representing the ineffective portions of changes in the fair value of fair value hedge positions. These amounts are included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. The Company did not have any amount excluded from the measure of effectiveness and had no fair value hedges discontinued for the years ended December 31, 2003 and 2002.

Cash Flow Hedges

The Company recorded income of $1.5 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. The Company did not have any amount excluded from the measure of effectiveness and had no cash flow hedges discontinued for the years ended December 31, 2003 and 2002.

During the years ended December 31, 2003 and 2002 on a pre-tax basis, income of $1 million and $10 million, respectively, was reclassified from equity to earnings and is included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. If exchange rates do not change from year-end, the Company estimates that $2 million of pre-tax net derivative losses included in Non-Owner Changes to Equity within Stockholders’ Equity would be reclassified into earnings within the next twelve months and will be reclassified in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

87

At December 31, 2003, the maximum term of derivative instruments that hedge forecasted transactions, except those related to payment of variable interest on existing financial instruments, was three years. However, on average, the duration of the Company’s derivative instruments that hedge forecasted transactions was seven months.

Net Investment in Foreign Operations Hedge

At December 31, 2003 and 2002, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations. However, the Company expects that it may hedge investments in foreign subsidiaries in the future.

Investments Hedge

In March 2003, the Company entered into three agreements to hedge up to 25 million shares of Nextel Communications, Inc. (Nextel) common stock. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract “floor” price. The three agreements are to be settled over periods of three, four and five years, respectively. Pursuant to these agreements and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. As a result of the increase in the price of Nextel common stock since March 2003, the Company has recorded a $310 million liability in Other Liabilities in the consolidated balance sheet to reflect the fair value of the Nextel hedge.

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments.

Using available market information, the Company determined that the fair value of long-term debt at December 31, 2003 was $7.7 billion compared to a carrying value of $7.2 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2003.

Equity Price Market Risk

The value of the available-for-sale securities would change by $293 million as of year-end 2003 if the price of the stock in each of the publicly-traded companies were to change by 10%. These equity securities are held for purposes other than trading.

Interest Rate Risk

At December 31, 2003, the Company’s short-term debt of $328 million consisted primarily of $304 million of commercial paper, priced at short-term interest rates. The Company had $7.2 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates. To change the characteristics of a portion of these interest rate payments, the Company has entered into a number of interest rate swaps.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term

88

LIBOR-based variable rate payments. The following table displays which interest rate swaps have been entered into at December 31, 2003:

Date Executed	Principal Amount Hedged (in millions)	Underlying Debt Instrument

September, 2003	$725	7.625% debentures due 2010
September, 2003	600	8.0% notes due 2011
May, 2003	200	6.5% notes due 2008
May, 2003	325	5.8% debentures due 2008
May, 2003	475	7.625% debentures due 2010
March, 2002	1,400	6.75 debentures due 2006
March, 2002	300	7.6% notes due 2007

	$4,025

In addition, in June 1999, the Company’s finance subsidiary entered into interest rate swaps to change the characteristics of interest rate payments on all $500 million of its 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to match the funding with its underlying assets.

The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 3.8% for the three months ended December 31, 2003. The fair value of all interest rate swaps at December 31, 2003 and 2002 was approximately $150 million and $212 million, respectively. The fair value of the interest rate swaps would hypothetically decrease by $51 million if LIBOR rates were to increase by 10% of current levels. Except for these interest rate swaps the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2003 and 2002.

The Company designates its interest rate hedge arrangements as hedges for the underlying debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements.

The Company is exposed to credit loss in the event of nonperformance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term debt ratings of “A” or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

Environmental Matters

A discussion of the Company’s environmental matters is detailed in Note 9 to the Consolidated Financial Statements.

® Reg. U.S. Patent & Trademark Office.

“MOTOROLA” and “Stylized M Logo” are registered trademarks of Motorola, Inc. throughout the world. Motorola has adopted, registered, or is seeking registration of the “INTELLIGENCE EVERYWHERE” trademark in all major markets to designate its products and services across all businesses of the Company. These marks are valuable corporate assets. Certain other trademarks and service marks of Motorola are registered in relevant markets. Motorola’s increasing focus on marketing products directly to consumers is reflected in an increasing emphasis on brand equity creation and protection. The DIGITAL DNA™ brand remains a strong and highly visible presence in Motorola’s semiconductor branding strategy. JAVA is a registered trademark of Sun Microsystems, Inc. in the U.S. and other countries. All other products or service names are the property of their respective owners.

CONSOLIDATED FINANCIAL STATEMENTS	89

Item 8: Financial Statements and Supplementary Data

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

Motorola’s internal controls are designed to provide reasonable assurance as to the integrity and reliability of the financial statements and to adequately safeguard, verify and maintain accountability of assets. Such controls are based on established written policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties and are monitored through a comprehensive internal audit program. These policies and procedures prescribe that the Company and all its employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.

KPMG LLP, independent auditors, are retained to audit Motorola’s financial statements. Their accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company’s internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied.

The Board of Directors exercises its responsibility for these financial statements through its Audit and Legal Committee, which consists entirely of independent non-management Board members. The Audit and Legal Committee meets periodically with the independent auditors and with the Company’s internal auditors, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

Edward J. Zander Chairman of the Board and Chief Executive Officer	David W. Devonshire Executive Vice President and Chief Financial Officer

90	CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Motorola, Inc.:

We have audited the accompanying consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

Chicago, Illinois

January 20, 2004

CONSOLIDATED FINANCIAL STATEMENTS	91

Motorola, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31
(In millions, except per share amounts)	2003	2002	2001

Net sales	$27,058	$27,279	$30,486
Costs of sales	18,101	18,307	23,121

Gross margin	8,957	8,972	7,365

Selling, general and administrative expenses	4,073	4,472	4,919
Research and development expenditures	3,771	3,716	4,275
Reorganization of businesses	86	1,764	1,858
Other charges (income)	(57)	833	2,116

Operating earnings (loss)	1,084	(1,813)	(5,803)

Other income (expense):
Interest expense, net	(295)	(356)	(413)
Gains on sales of investments and businesses, net	643	96	1,931
Other	(139)	(1,373)	(1,226)

Total other income (expense)	209	(1,633)	292

Earnings (loss) before income taxes	1,293	(3,446)	(5,511)
Income tax expense (benefit)	400	(961)	(1,574)

Net earnings (loss)	$893	$(2,485)	$(3,937)

Earnings (loss) per common share:
Basic	$0.38	$(1.09)	$(1.78)
Diluted	$0.38	$(1.09)	$(1.78)

Weighted average common shares outstanding:
Basic	2,321.9	2,282.3	2,213.3
Diluted	2,351.2	2,282.3	2,213.3

Dividends paid per share	$0.16	$0.16	$0.16

See accompanying notes to consolidated financial statements.

92	CONSOLIDATED FINANCIAL STATEMENTS

Motorola, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
(In millions, except per share amounts)	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$7,877	$6,507
Short-term investments	139	59
Accounts receivable, net	4,436	4,437
Inventories, net	2,792	2,869
Deferred income taxes	1,678	2,358
Other current assets	985	904

Total current assets	17,907	17,134

Property, plant and equipment, net	5,164	6,104
Investments	3,335	2,053
Deferred income taxes	3,349	3,112
Other assets	2,343	2,749

Total assets	$32,098	$31,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$896	$1,629
Accounts payable	2,789	2,268
Accrued liabilities	5,748	5,913

Total current liabilities	9,433	9,810

Long-term debt	6,675	7,189
Other liabilities	2,815	2,429

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	486	485

Stockholders’ equity
Preferred stock, $100 par value Authorized shares: 0.5 (none issued)	—	—
Common stock, $3 par value Authorized shares: 2003 and 2002—4,200.0 Issued and outstanding: 2003—2,338.7; 2002—2,315.3	7,017	6,947
Additional paid-in capital	2,362	2,233
Retained earnings	3,103	2,582
Non-owner changes to equity	207	(523)

Total stockholders’ equity	12,689	11,239

Total liabilities and stockholders’ equity	$32,098	$31,152

See accompanying notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS	93

Motorola, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

		Non-Owner Changes To Equity
(In millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Fair Value Adjustment To Available For Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Comprehensive Earnings (Loss)

Balances at January 1, 2001	$7,762	$1,536	$(339)	$(74)	$9,727

Net loss					(3,937)	$(3,937)
Net unrealized losses on securities (net of tax effect of $739)		(1,193)				(1,193)
Foreign currency translation adjustments (net of tax effect of $30)			(173)			(173)
Minimum pension liability adjustment (net of tax effect of $18)				30		30
Issuance of common stock and stock options exercised	753
Equity security units issuance cost	(44)
Net loss on derivative instruments (net of tax effect of $0.6)				(1)		(1)
Dividends declared ($0.16 per share)					(356)

Balances at December 31, 2001	8,471	343	(512)	(45)	5,434	$(5,274)

Net loss					(2,485)	$(2,485)
Net unrealized gains on securities (net of tax effect of $152)		245				245
Foreign currency translation adjustments (net of tax effect of $11)			94			94
Minimum pension liability adjustment (net of tax effect of $299)				(647)		(647)
Issuance of common stock and stock options exercised	709
Net loss on derivative instruments (net of tax effect of $0.5)				(1)		(1)
Dividends declared ($0.16 per share)					(367)

Balances at December 31, 2002	9,180	588	(418)	(693)	2,582	$(2,794)

Net earnings					893	$893
Net unrealized gains on securities (net of tax effect of $565)		911				911
Foreign currency translation adjustments (net of tax effect of $15)			201			201
Minimum pension liability adjustment (net of tax effect of $28)				(182)		(182)
Issuance of common stock and stock options exercised	199
Net loss on derivative instruments (net of tax effect of $112)				(200)		(200)
Dividends declared ($0.16 per share)					(372)

Balances at December 31, 2003	$9,379	$1,499	$(217)	$(1,075)	$3,103	$1,623

See accompanying notes to consolidated financial statements.

94	CONSOLIDATED FINANCIAL STATEMENTS

Motorola, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2003	2002	2001

OPERATING
Net earnings (loss)	$893	$(2,485)	$(3,937)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,667	2,108	2,552
Charges for reorganization of businesses and other charges	48	2,627	4,786
Gains on sales of investments and businesses	(643)	(96)	(1,931)
Deferred income taxes	1	(1,570)	(2,273)
Investment impairments and other	107	1,391	1,252
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(54)	155	2,445
Inventories	77	(102)	1,838
Other current assets	(6)	39	249
Accounts payable and accrued liabilities	374	(980)	(3,030)
Other assets and liabilities	307	252	25

Net cash provided by operating activities	2,771	1,339	1,976

INVESTING
Acquisitions and investments, net	(302)	(94)	(512)
Proceeds from sale of investments and businesses	816	96	4,063
Capital expenditures	(655)	(607)	(1,321)
Proceeds from sale of property, plant and equipment	200	143	14
Sales (purchases) of short-term investments	(82)	23	233

Net cash provided by (used for) investing activities	(23)	(439)	2,477

FINANCING
Repayment of commercial paper and short-term borrowings	(337)	(180)	(5,688)
Net proceeds from issuance of debt	—	64	4,167
Repayment of debt	(913)	(299)	(305)
Issuance of common stock	159	401	362
Debt redemption payment	(3)	(106)	—
Payment of dividends	(372)	(364)	(356)

Net cash used for financing activities	(1,466)	(484)	(1,820)

Effect of exchange rate changes on cash and cash equivalents	88	9	148

Net increase in cash and cash equivalents	1,370	425	2,781
Cash and cash equivalents, beginning of year	6,507	6,082	3,301

Cash and cash equivalents, end of year	$7,877	$6,507	$6,082

Cash Flow Information

CASH PAID DURING THE YEAR FOR:
Interest, net	$379	$569	$844
Income taxes, net of refunds	460	83	676

See accompanying notes to consolidated financial statements.

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	95

1. Summary of Significant Accounting Policies

Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. The Company’s investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company’s investments in other entities are accounted for using the cost method.

Cash Equivalents:    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition:    The Company recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and collection of the related receivable is probable which is generally at the time of shipment. Accruals are established, with the related reduction to revenue, for allowances for discounts and price protection, product returns and incentive programs for distributors related to these sales based on actual historical exposure at the time the related revenues are recognized. For long-term contracts, the Company uses the percentage-of-completion method to recognize revenues and costs based on the percentage of costs incurred to date compared to the total estimated contract costs. For contracts involving new unproven technologies, revenues and profits or parts thereof are deferred until technological feasibility is established, customer acceptance is obtained and other contract-specific terms have been completed. Provisions for losses are recognized during the period in which the loss first becomes apparent. Revenue for services is recognized ratably over the contract term or as services are being performed. Revenue related to licensing agreements is recognized over the licensing period or at the time the Company has fulfilled its obligations and the fee to be received is fixed and determinable.

Inventories:    Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

Property, Plant and Equipment:    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using declining-balance and straight-line methods, based on the estimated useful lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 2-12 years), and commences once the assets are ready for their intended use.

Goodwill and Intangible Assets:    SFAS No. 142, “Goodwill and Other Intangible Assets” adopted January 1, 2002, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Goodwill related to acquisitions prior to July 1, 2001 continued to be amortized through December 31, 2001. Goodwill related to acquisitions subsequent to June 30, 2001 was not amortized. Intangible assets continue to be amortized over their respective estimated useful lives ranging from 2 to 13 years. The Company has no intangible assets with indefinite useful lives. The Company tests goodwill for impairment annually as of October 1st.

Impairment of Long-Lived Assets:    Long-lived assets held and used by the Company and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flows analysis. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Investments:    Investments include, principally, available-for-sale equity securities at fair value, held-to-maturity debt securities at amortized cost, securities that are restricted for more than one year or not publicly traded at cost, and equity method investments. For the available-for-sale equity securities, any unrealized holding gains and losses, net of deferred taxes, are excluded from operating results and are recognized as a separate component of Stockholders’ Equity until realized. The fair values of the securities are determined based on prevailing market prices. The Company assesses declines in the value of individual investments to determine whether such decline is other-than-temporary and thus the investment is impaired. This assessment is made by considering available evidence including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company, and the Company’s intent and ability to hold the investment.

96	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

Deferred Income Taxes:    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the level of historical taxable income, projections for future taxable income over the periods in which the temporary differences are deductible and allowable tax planning strategies.

Finance Receivables:    Finance receivables include trade receivables where contractual terms of the note agreement are greater than one year. Finance receivables are considered impaired when management determines it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Impaired finance receivables are valued based on the present value of expected future cash flows, discounted at the receivable’s effective rate of interest, or the fair value of the collateral if the receivable is collateral dependent. Interest income and late fees on impaired finance receivables are recognized only when payments are received. Previously impaired finance receivables are no longer considered impaired and are reclassified to performing when they have performed under a work out or restructuring for four consecutive quarters.

Fair Values of Financial Instruments:    The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments. The fair values of these financial instruments were, with the exception of long-term debt as disclosed in Note 4, not materially different from their carrying or contract values at December 31, 2003 and 2002.

Foreign Currency Translation:    Many of the Company’s non-U.S. operations use the respective local currencies as the functional currency. Those non-U.S. operations which do not use the local currency as the functional currency use the U.S. dollar. The effects of translating the financial position and results of operations of local currency functional operations into U.S. dollars are included in a separate component of Stockholders’ Equity.

Foreign Currency Transactions:    The effects of remeasuring the non-functional currency assets or liabilities into the functional currency, as well as gains and losses on hedges of existing assets, or liabilities are marked-to-market and the result is included within Other Income (Expense) in the consolidated statements of operations. Gains and losses on financial instruments that hedge firm future commitments are deferred until such time as the underlying transactions are recognized or recorded immediately when the transaction is no longer expected to occur. Gains or losses on financial instruments that do not qualify as hedges under SFAS 133 are recognized immediately as income or expense.

Stock Compensation Costs:    The Company measures compensation cost for stock options and restricted stock using the intrinsic value-based method. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. The Company has evaluated the pro forma effects of using the fair value-based method of accounting and as such, net earnings (loss), basic earnings (loss) per common share and diluted earnings (loss) per common share would have been as follows:

Years Ended December 31	2003	2002	2001

Net earnings (loss):
Net earnings (loss) as reported	$893	$(2,485)	$(3,937)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	27	28	33
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(249)	(319)	(373)

Pro forma	$671	$(2,776)	$(4,277)

Basic earnings (loss) per common share:
As reported	$.38	$(1.09)	$(1.78)
Pro forma	$.29	$(1.22)	$(1.93)
Diluted earnings (loss) per common share:
As reported	$.38	$(1.09)	$(1.78)
Pro forma	$.29	$(1.22)	$(1.93)

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	97

The weighted-average fair value of options granted was $3.21, $5.04, and $7.18 for 2003, 2002 and 2001, respectively. The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: dividend yields of 1.8%, 1.3% and 1.0%; expected volatility of 46.6%, 45.1% and 45.9%; risk-free interest rate of 2.6%, 3.8% and 4.5%; and expected lives of 5 years for each grant.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:    Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements:    In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Statement 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. In November 2003, the FASB deferred application of certain provisions of Statement 150 through FASB Staff Position (FSP) 150-3 which eliminates the disclosure requirements for certain mandatorily redeemable instruments and prohibits early adoption for instruments within the scope of the deferrals established by FSP 150-3. As a result of FSP 150-3, the Company does not expect the adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46),” and in December 2003, issued a revision to FIN 46. FIN 46 is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation 46 requires “variable interest entities” as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity’s primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003.

The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of this statement to have a material impact on its financial position or results of operations.

2. Other Financial Data

Statement of Operations Information

Other Charges

Other charges (income) included in operating earnings (loss) consist of the following:

Years Ended December 31	2003	2002	2001

Other charges (income):
Goodwill and intangible asset impairments	$73	$325	$116
Potentially uncollectible finance receivables	—	526	1,501
Iridium settlements	(100)	(63)	365
In-process research and development charges	32	12	40
Other	(62)	33	94

	$(57)	$833	$2,116

98	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

Other Income (Expense)

The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company’s consolidated statements of operations:

Years Ended December 31	2003	2002	2001

Interest expense, net:
Interest expense	$(647)	$(668)	$(786)
Interest income	352	312	373

	$(295)	$(356)	$(413)

Other:
Investment impairments	$(96)	$(1,253)	$(1,212)
Foreign currency gains (losses)	(73)	(35)	14
Debt redemption charges, net	(3)	(98)	—
Other	33	13	(28)

	$(139)	$(1,373)	$(1,226)

Earnings (Loss) Per Common Share

The following table presents the computation of the basic and diluted earnings (loss) per common share:

Years ended December 31	2003	2002	2001

Basic earnings (loss) per common share:
Net earnings (loss)	$893	$(2,485)	$(3,937)
Weighted average common shares outstanding	2,321.9	2,282.3	2,213.3
Per share amount	$0.38	$(1.09)	$(1.78)

Diluted earnings (loss) per common share:
Net earnings (loss)	$893	$(2,485)	$(3,937)
Add: Interest on zero coupon notes, net	—	—	—

Net earnings (loss), as adjusted	$893	$(2,485)	$(3,937)

Weighted average common shares outstanding	2,321.9	2,282.3	2,213.3
Add effect of dilutive securities:
Stock options/restricted stock	26.7	—	—
Zero coupon notes due 2013	2.6	—	—

Diluted weighted average common shares outstanding	2,351.2	2,282.3	2,213.3

Per share amount	$0.38	$(1.09)	$(1.78)

In the computation of diluted earnings per common share for the year ended December 31, 2003, the assumed conversions of the zero coupon notes due 2009, equity security units and 200.9 million stock options with exercise prices greater than the average market price of the underlying common stock were excluded because their inclusions would have been antidilutive. In the computation of diluted loss per common share for the years ended December 31, 2002 and 2001, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock, warrants, and equity security units were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

Accounts receivable, net, consists of the following:

December 31	2003	2002

Accounts receivable	$4,664	$4,675
Less allowance for doubtful accounts	(228)	(238)

	$4,436	$4,437

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	99

Inventories

Inventories, net, consist of the following:

December 31	2003	2002

Finished goods	$1,069	$1,131
Work-in-process and production materials	2,459	2,742

	3,528	3,873
Less inventory reserves	(736)	(1,004)

	$2,792	$2,869

Property, Plant, and Equipment

Property, plant and equipment, net, consists of the following:

December 31	2003	2002

Land	$301	$328
Building	4,865	5,035
Machinery and equipment	13,513	15,069

	18,679	20,432
Less accumulated depreciation	(13,515)	(14,328)

Property, plant and equipment, net	$5,164	$6,104

For the years ended December 31, 2003, 2002 and 2001 the Company recorded impairment charges of $27 million, $1.4 billion, and $847 million, respectively. For the year ended December 31, 2003, the impairment charges related primarily to certain equipment deemed to be impaired, primarily in the Semiconductor Products segment and for information technology equipment in General Corporate. For the year ended December 31, 2002, the impairment charges primarily related to the impairment of specific manufacturing facilities by the Semiconductor Products segment which were located in Arizona, China and Scotland, based on decisions made by senior management to change the strategic use for these facilities to improve asset efficiency. Additionally, the Personal Communications segment impaired its North American distribution center located in Harvard, Illinois based on the decision made by senior management to close the facility and relocate all operations to Fort Worth, Texas. For the year ended December 31, 2001, the impairment charges primarily related to the consolidation of manufacturing operations in the Semiconductor Products segment in Texas, Arizona, Hong Kong and Japan. Additionally, the Personal Communications Segment shut down manufacturing operations in Scotland, Illinois and Florida.

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $1.5 billion, $2.0 billion and $2.4 billion, respectively. The decreasing trend in depreciation expense for the years ended December 31, 2003 and 2002 reflects the decline in historical capital expenditures and assets becoming fully depreciated.

Investments

Investments consist of the following:

December 31	2003	2002

Available-for-sale securities:
Cost basis	$500	$615
Gross unrealized gains	2,438	974
Gross unrealized losses	(8)	(21)

Fair value	2,930	1,568
Held-to-maturity debt securities, at cost	—	29
Other securities, at cost	254	231
Equity method investments	151	225

	$3,335	$2,053

100	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

The Company recorded investment impairment charges of $96 million, $1.3 billion and $1.2 billion for the years ended December 31, 2003, 2002 and 2001, respectively. These impairment charges represent other-than-temporary declines in the value of the Company’s investment portfolio. The $96 million of impairment charges in 2003 is primarily comprised of a $29 million charge to write down to zero the Company’s debt security holdings in a European cable operator and other cost-based investment write-downs. The $1.3 billion of impairment charges in 2002, is primarily comprised of: (i) a $464 million writedown in the value of the Company’s investment in Nextel Communications, Inc.; (ii) a $73 million writedown of the Company’s investment in Telus Corporation; (iii) a $321 million writedown of the Company’s debt security holdings and associated warrants in Callahan Associates International L.L.C., which were based on the results of an independent third-party valuation; and (iv) a $95 million charge to write the value of the Company’s investment in an Argentine cellular operating company to zero. The $1.2 billion in 2001 is primarily comprised of: (i) $640 million of impairments of the Company’s investments in United Pan-Europe Communications n.v., Open TV Corporation and other investments in cable operating companies and related cable software companies; (ii) a $111 million writedown of the Company’s investment in Telus Corporation; and (iii) a $100 million writedown of the Company’s investment in Teledesic Corporation. Investment impairment charges are included in Other within Other Income (Expense) in the Company’s consolidated statements of operations.

Gains on sales of investments and businesses, consists of the following:

Years Ended December 31	2003	2002	2001

Gains on sales of investments	$621	$28	$103
Gains on sales of businesses	22	68	1,828

	$643	$96	$1,931

For the year ended December 31, 2003, the $643 million gain on sales of investments and businesses is primarily comprised of: (i) a $255 million gain on the sale of 25 million shares of common stock in Nextel Communications, Inc., (ii) a $97 million gain on sale of the Company’s remaining interests in ON Semiconductor, (iii) an $80 million gain on the sale of the Company’s shares in Symbian Limited, (iv) a $65 million gain on the sale of the Company’s shares in UAB Omnitel of Lithuania, and (v) a $61 million gain on the sale of the Company’s shares in Nextel Partners.

For the year ended December 31, 2001, the $1.8 billion gain on the sales of businesses is primarily comprised of: (i) a $526 million gain on the sale of the Company’s Integrated Information Systems Group; (ii) $725 million in gains from the sale of the Company’s investments in certain cellular operating companies in Israel, Hong Kong, Egypt, Korea, Pakistan, Jordan and Brazil; and (iii) a $556 million gain on the sale of the Company’s investments in certain cellular operating companies in Mexico to Telefonica Moviles of Madrid (Telefonica) in exchange for approximately 123 million shares of Telefonica stock valued at approximately Euros 1.9 billion (US$ 1.6 billion). The Company entered into transactions designed to hedge all currency and stock price risk associated with its holdings in Telefonica as it disposed of these shares. These transactions represented economic hedges, which did not qualify as hedges for accounting purposes under SFAS 133 and, accordingly, market fluctuations were reflected in the Company’s consolidated statements of operations. For the year ended December 31, 2001, the Company recorded a total cost of the monetization of the Telefonica shares of $131 million which is reflected in the gain on sale.

Other Assets

Other Assets consists of the following:

December 31	2003	2002

Long-term finance receivables, net of allowance of $2,095 and $2,251	$209	$381
Goodwill	1,416	1,375
Intangible assets, net of accumulated amortization of $339 and $231	184	232
Interest rate swaps	150	212
Notes receivable	52	231
Other	332	318

	$2,343	$2,749

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	101

Accrued Liabilities

Accrued Liabilities consists of the following:

December 31	2003	2002

Compensation	$1,154	$1,022
Customer reserves	584	539
Customer downpayments	387	377
Warranty reserves	366	322
Tax liabilities	357	418
Exit costs and employee separation accruals	292	636
Deferred revenue	286	205
Billings in excess of costs and earnings on uncompleted contracts	273	207
Other	2,049	2,187

	$5,748	$5,913

Other Liabilities

Other Liabilities consists of the following:

December 31	2003	2002

Defined benefit plans	$1,484	$1,294
Nextel hedge	310	—
Postretirement health care plan	218	179
Other	803	956

	$2,815	$2,429

Stockholders’ Equity Information

Warrants

For the years ended December 31, 2002 and 2001, proceeds from the exercise of stock warrants were $167 million (20 million shares) and $127 million (15 million shares), respectively. As of December 31, 2003 and 2002, all previously outstanding stock warrants had been exercised.

Comprehensive Earnings (Loss)

The net unrealized gains (losses) on securities included in Comprehensive Earnings (Loss) are comprised of the following:

Years Ended December 31	2003	2002	2001

Gross unrealized gains (losses) on securities, net of tax	$1,179	$(143)	$(1,624)
Less: Realized gains (losses), net of tax	268	(388)	(431)

Net unrealized gains (losses) on securities, net of tax	$911	$245	$(1,193)

102	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

3. Debt and Credit Facilities

Long-term debt

December 31	2003	2002

Puttable Reset Securities due 2011	$—	$825
6.75% debentures due 2004	500	499
6.5% debentures due 2025 (puttable in 2005)	398	398
6.75% debentures due 2006	1,399	1,399
7.6% notes due 2007	300	300
6.5% senior notes due 2007 (debt portion of Equity Security Units)	1,200	1,200
6.5% notes due 2008	200	200
5.8% debentures due 2008	324	324
7.625% debentures due 2010	1,192	1,191
8.0% notes due 2011	598	598
7.5% debentures due 2025	398	398
6.5% debentures due 2028	405	405
5.22% debentures due 2097	192	191
Other long-term debt	137	286

	7,243	8,214
Less: current maturities	(568)	(1,025)

Long-term debt	$6,675	$7,189

Short-term debt

December 31	2003	2002

Notes to banks	$24	$109
Commercial paper	304	495

	328	604
Add: Current maturities	568	1,025

Notes payable and current portion of long-term debt	$896	$1,629

Weighted average interest rates on short-term borrowings

Commercial paper	1.3%	2.1%
Other short-term debt	4.8%	5.6%

In September 2003, the Company announced the conclusion of its offer to purchase its Liquid Yield Option™ Notes due September 27, 2013 (Zero Coupon-Subordinated) (the “2013 LYONs”). Pursuant to the indenture under which the 2013 LYONs were issued in September 1993, the holders’ option to surrender the 2013 LYONs for repurchase that began on August 29, 2003 expired on September 29, 2003. 2013 LYONs with an aggregate principal amount at maturity of approximately $98 million were validly tendered and repurchased by Motorola. This leaves an aggregate principal amount at maturity of approximately $4 million of 2013 LYONs outstanding. The purchase price for the LYONs was $799.52 per $1,000 principal amount at maturity. Accordingly, the aggregate purchase price for all of the LYONs that were validly tendered was approximately $78 million. Motorola paid the purchase price with available cash.

In December 2002, the Company entered into an agreement with Goldman, Sachs & Co. (“Goldman”) to repurchase all of the Company’s $825 million of Puttable Reset Securities (PURS)sm due February 1, 2011 from Goldman. At that time, the Company paid Goldman $106 million to terminate Goldman’s annual remarketing rights associated with the PURS. This charge was included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. In February 2003, the Company purchased the $825 million of PURS from Goldman with cash on hand.

In January 2002, the Company completed the exchange of $600 million of registered 8.00% Notes due November 1, 2011 (the “Registered Notes”) for $600 million of unregistered 8.00% Notes due November 1, 2011 (the “Unregistered Notes”). The Company originally sold the Unregistered Notes on October 31, 2001. The initial purchasers of the Unregistered Notes offered them inside the United States to qualified institutional buyers in

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	103

reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside of the United States in reliance on Regulation S under the Securities Act. The net proceeds to the Company from the sale of the Unregistered Notes were $593 million. The Company used the proceeds to reduce short-term indebtedness and for general corporate purposes. There were no additional proceeds received as a result of the exchange of the Registered Notes for the Unregistered Notes.

In October 2001, the Company sold $1.05 billion of 7.00% Equity Security Units (the “Units”). The Units consist of: (i) purchase contracts under which (a) the holder will purchase shares of common stock of the Company, $3 par value per share, on November 16, 2004, and (b) the Company will pay contract adjustment payments at the annual rate of .50% of the $50 per Unit face amount, and (ii) 6.50% Senior Notes due November 16, 2007 that pay interest at the annual rate of 6.50% of the $50 per Unit face amount until November 16, 2004, by which date the Notes will be remarketed and repriced to their final maturity. If the remarketing is not successfully completed, the pledged Notes will be retained in satisfaction of the holders’ obligations to purchase shares of common stock under the purchase contract. The Units were sold pursuant to the Company’s existing $2 billion “universal” shelf registration statement. In November 2001, the Company sold an additional $150 million of the Units (the “green shoe Units”) to the underwriters pursuant to their exercise of an over-allotment option. The net proceeds to the Company from the sale of the Units, including the green shoe Units, of $1.16 billion, was used to reduce short-term indebtedness and for general corporate purposes.

In February 1999, Motorola Capital Trust I, a Delaware statutory business trust and wholly owned subsidiary of the Company (the “Trust”), sold Trust Originated Preferred Securitiessm (“TOPrS”) to the public at an aggregate offering price of $500 million. The Trust used the proceeds from this sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 (“Subordinated Debentures”) from the Company with the same payment terms as the TOPrS. The sole assets of the Trust are the Subordinated Debentures. The TOPrS are shown as Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company-Guaranteed Debentures in the Company’s consolidated balance sheets. The Company’s obligations relating to the TOPrS include obligations to make payments on the Subordinated Debentures and obligations under the related Indenture, Trust Guarantee and Declaration of Trust. Taken together, these obligations represent a full and unconditional guarantee of amounts due under the TOPrS.

Aggregate requirements for long-term debt maturities (assuming earliest put date) during the next five years are as follows: 2004-$568 million; 2005-$405 million; 2006-$1.4 billion; 2007-$1.5 billion; 2008-$528 million.

In May 2003, the Company completed the renewal of its 364-day revolving credit facility. The Company has a $700 million 364-day facility expiring in May 2004 and a $900 million three-year facility expiring in May 2005. At December 31, 2003, commitment fees assessed against the daily average amounts unused ranged from 17.5 to 20 basis points. Important terms of the credit agreements include a springing contingent lien and covenants related to net interest coverage and total debt-to-book capitalization ratios. Under the current facilities, if the Company’s corporate credit ratings were to be lower than “BBB-” by S&P or “Baa3” by Moody’s (which would be a decline of one level from the current Moody’s rating), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company’s domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company’s current corporate credit ratings are “BBB” with a “negative” outlook by S&P, “Baa3” with a “negative” outlook by Moody’s, and “BBB” with a “stable” outlook by Fitch. The Company has never borrowed under its domestic revolving credit facilities. The Company also has $2.2 billion of non-U.S. credit facilities with interest rates on borrowings varying from country to country depending upon local market conditions. At December 31, 2003, the Company’s total domestic and non-U.S. credit facilities totaled $3.8 billion, of which $116 million was considered utilized.

LYONs is a trademark of Merrill Lynch & Co., Inc.

SM “Trust Originated Preferred Securities” and “TOPrS” are service marks of Merrill Lynch & Co., Inc.

SM “Puttable Reset Securities PURS” is a service mark of Goldman, Sachs & Co.

4. Risk Management

Derivative Financial Instruments

Foreign Currency Risk

As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to hedge, and therefore attempts to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on

104	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

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

The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. Almost all of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions and some forecasted transactions. The Company expects that it may hedge investments in foreign subsidiaries in the future. A portion of the Company’s exposure is from currencies that are not traded in liquid markets, such as those in Latin America, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

At December 31, 2003 and 2002, the Company had net outstanding foreign exchange contracts totaling $2.7 billion and $2.1 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of December 31, 2003 compared to their respective positions at December 31, 2002:

	December 31
Buy (Sell)	2003	2002

Euro	$(1,114)	$(90)
Chinese Renminbi	(341)	(702)
British Pound	(205)	(323)
Canadian Dollar	187	251
Brazilian Real	(172)	(100)

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, it does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations.

Interest Rate Risk

At December 31, 2003, the Company’s short-term debt of $328 million consisted primarily of $304 million of commercial paper, priced at short-term interest rates. The Company had $7.2 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates. To change the characteristics of a portion of these interest rate payments, the Company has entered into a number of interest rate swaps.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The principal amounts for interest rate swaps that were entered into in 2003 and 2002 were $2.3 billion and $1.7 billion, respectively. The principal amount of outstanding interest rate hedges at December 31, 2003 was $4.5 billion.

The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 3.8% for the three months ended December 31, 2003. The fair value of all interest rate swaps at December 31, 2003 and 2002 was approximately $150 million and $212 million, respectively. The fair value of the interest rate swaps would hypothetically decrease by $51 million if LIBOR rates were to increase by 10% of current levels. Except for these interest rate swaps the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2003 and 2002.

The Company designates its interest rate hedge arrangements as hedges for the underlying debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements.

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	105

The Company is exposed to credit loss in the event of nonperformance by the counterparties to its swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term debt ratings of “A” or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

Stockholders’ Equity

Derivative instruments activity, net of tax, included in Non-Owner Changes to Equity within Stockholders’ Equity for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002

Balance at January 1	$(2)	$(1)
Increase (decrease) in fair value	(199)	6
Reclassifications to earnings	(1)	(7)

Balance at December 31	$(202)	$(2)

Fair Value Hedges

The Company recorded charges (income) of $(3) million and $2 million for the years ended December 31, 2003 and 2002, respectively, representing the ineffective portions of changes in the fair value of fair value hedge positions. These amounts are included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. The Company did not have any amount excluded from the measure of effectiveness and had no fair value hedges discontinued for the years ended December 31, 2003 and 2002.

Cash Flow Hedges

The Company recorded income of $1.5 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. The Company did not have any amount excluded from the measure of effectiveness and had no cash flow hedges discontinued for the years ended December 31, 2003 and 2002.

During the years ended December 31, 2003 and 2002 on a pre-tax basis, income of $1 million and $10 million, respectively, was reclassified from equity to earnings and is included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. If exchange rates do not change from year-end, the Company estimates that $2 million of pre-tax net derivative losses included in Non-Owner Changes to Equity within Stockholders’ Equity would be reclassified into earnings within the next twelve months and will be reclassified in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

At December 31, 2003, the maximum term of derivative instruments that hedge forecasted transactions, except those related to payment of variable interest on existing financial instruments, was three years. However, on average, the duration of the Company’s derivative instruments that hedge forecasted transactions was seven months.

Net Investment in Foreign Operations Hedge

At December 31, 2003 and 2002, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations. However, the Company expects that it may hedge investments in foreign subsidiaries in the future.

Investments Hedge

In March 2003, the Company entered into three agreements to hedge up to 25 million shares of Nextel Communications, Inc. (Nextel) common stock. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate

106	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

contract “floor” price. The three agreements are to be settled over periods of three, four and five years, respectively. Pursuant to these agreements and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. As a result of the increase in the price of Nextel common stock since March 2003, the Company has recorded a $310 million liability in Other Liabilities in the consolidated balance sheet to reflect the fair value of the Nextel hedge.

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments.

Using available market information, the Company determined that the fair value of long-term debt at December 31, 2003 was $7.7 billion compared to a carrying value of $7.2 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2003.

5. Income Taxes

Components of earnings (loss) before income taxes are as follows:

Years Ended December 31	2003	2002	2001

United States	$686	$(3,734)	$(6,893)
Other nations	607	288	1,382

	$1,293	$(3,446)	$(5,511)

Components of income tax expense (benefit) are as follows:

Years Ended December 31	2003	2002	2001

United States	$91	$206	$—
Other nations	288	395	699
States (U.S.)	14	8	—

	393	609	699
Deferred	7	(1,570)	(2,273)

	$400	$(961)	$(1,574)

Deferred tax charges (benefits) that were recorded within Non-Owner Changes to Equity in the consolidated balance sheets resulted primarily from fair value adjustments to available for sale securities, losses on derivative instruments and minimum pension liability adjustments. The adjustments were $440 million, $(135) million and $(751) million for the years ended December 31, 2003, 2002 and 2001, respectively. Except for certain earnings that the Company intends to reinvest indefinitely, provisions have been made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. Federal income taxes has been provided, aggregate $6.1 billion, $7.6 billion and $7.1 billion at December 31, 2003, 2002 and 2001, respectively. The portion of earnings not reinvested indefinitely may be distributed substantially free of additional U.S. federal income taxes given the U.S. federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits.

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	107

Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) are as follows:

Years Ended December 31	2003	2002	2001

Income tax expense (benefit) at statutory rate	$453	$(1,206)	$(1,929)
Taxes on non-U.S. earnings	(30)	320	368
State income taxes	28	(117)	(162)
Research credits	(60)	(25)	(21)
Foreign export sales	(16)	(18)	(15)
Non-deductible acquisition charges	11	4	85
Other	14	81	100

	$400	$(961)	$(1,574)

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2003	2002

Inventory	$442	$662
Employee benefits	744	732
Capitalized items	1,904	1,859
Tax basis differences on investments	552	553
Depreciation tax basis differences on fixed assets	132	(187)
Undistributed non-U.S. earnings	(345)	(91)
Tax carryforwards	1,115	819
Cost-based investment mark-to-market	(901)	(337)
Business reorganization	98	244
Long-term financing reserves	897	703
Other	389	513

	$5,027	$5,470

Gross deferred tax assets were $9.9 billion and $9.4 billion at December 31, 2003 and 2002, respectively. Gross deferred tax liabilities were $4.9 billion and $3.9 billion at December 31, 2003 and 2002, respectively. The Company has U.S. tax carryforwards of $1.1 billion and $756 million at December 31, 2003 and 2002, respectively. These carryforwards are comprised of $515 million of net operating loss carryforwards, $266 million of foreign tax credit carryovers and $282 million of minimum tax and general business credit carryovers. A majority of the net operating losses and general business credits can be carried forward for 20 years and minimum tax credits can be carried forward indefinitely. The foreign tax credits may be carried forward for five years, of which $115 million must be utilized by 2006 and $151 million by 2008. During 2003 the Company recorded a $41 million valuation allowance against certain state net operating loss carryforwards with carryforward periods of seven years or less that are scheduled to expire in 2004 through 2010. The Company feels that the deferred tax assets for the remaining U.S. tax carryforwards is considered more likely than not to be realizable by management based on estimates of future taxable income and the implementation of tax-planning strategies. At December 31, 2003 and 2002 certain of the Company’s non-U.S. subsidiaries had net deferred tax assets from tax loss carryforwards of $93 million and $63 million, respectively, net of valuation allowances of $632 million and $512 million, respectively. The increase in the non-U.S. subsidiaries valuation allowances were predominately the result of currency fluctuations. The Company has recorded valuation allowances against a portion of the non-U.S. subsidiaries tax carryforwards to reflect the deferred tax asset at the net amount that is more likely than not to be realized.

In 2003, the Internal Revenue Service (IRS) examined and settled the federal income tax returns for the Company through 1995. In connection with the settlement of the Company’s income tax audits, a $61 million benefit was recorded in 2003. The IRS is currently performing the field level examination of the 1996 through 2000 tax returns. The IRS has proposed certain adjustments to the Company’s income and tax credits for the years 1996 through 2000 that would result in additional tax. The Company disagrees with most of the proposed adjustments and, if needed, will contest them at the Appeals level of the IRS. In the opinion of the Company’s management, the final disposition of these matters, and proposed adjustments from other tax authorities, will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

108	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

6. Employee Benefit and Incentive Plans

Pension Benefits

The Company’s noncontributory pension plan (the Regular Pension Plan) covers most U.S. employees who become eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service.

The Company has a noncontributory supplemental retirement benefit plan (the Officers’ Plan) for its elected officers. The Officers’ Plan contains provisions for funding the participants’ expected retirement benefits when the participants meet the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers’ Plan as of December 31, 1999 had the option to remain in the Officers’ Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999 no new elected officers were eligible to participate in the Officers’ Plan.

The Company has an additional noncontributory supplemental retirement benefit plan (the Motorola Supplemental Pension Plan—MSPP), which provides supplemental benefits in excess of the limitations imposed by the Internal Revenue Code on the Regular Pension Plan. All newly elected officers are participants in MSPP. Elected officers covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP.

The net U.S. periodic pension cost for the regular pension plan, officers’ plan, and MSPP was as follows:

Regular Pension Plan

Years Ended December 31	2003	2002	2001

Service cost	$173	$165	$189
Interest cost	252	231	238
Expected return on plan assets	(281)	(303)	(301)
Amortization of unrecognized prior service cost	(7)	(8)	(9)
Settlement/Curtailment (gain)/loss	—	(13)	12

Net periodic pension cost	$137	$72	$129

Officers’ Plan and MSPP

Years Ended December 31	2003	2002	2001

Service cost	$16	$21	$39
Interest cost	13	15	23
Expected return on plan assets	(4)	(5)	(6)
Amortization of:
Unrecognized net loss	5	5	12
Unrecognized prior service cost	1	2	3
Settlement/Curtailment loss	16	44	12

Net periodic pension cost	$47	$82	$83

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	109

The status of the Company’s plans is as follows:

	2003			2002
	Regular	Officers and MSPP	Non U.S.	Regular	Officers and MSPP	Non U.S.

Change in benefit obligation:
Benefit obligation at January 1	$3,725	$232	$953	$3,293	$286	$842
Service cost	173	16	59	165	21	53
Interest cost	252	13	57	231	15	48
Plan amendments	11	1	(1)	—	3	—
Divestitures	—	—	—	(31)	(1)	—
Settlement/Curtailment	—	1	—	—	11	(1)
Actuarial (gain) loss	234	42	149	260	18	30
Foreign exchange valuation adjustment	—	—	117	—	—	—
Tax payments	—	(21)	—	—	(34)	—
Benefit payments	(221)	(76)	(30)	(193)	(87)	(19)

Benefit obligation at December 31	$4,174	$208	$1,304	$3,725	$232	$953

Change in plan assets:
Fair value at January 1	$2,303	$135	$596	$2,957	$174	$611
Return on plan assets	516	10	73	(430)	15	(64)
Company tax contributions	—	18	—	—	30	—
Company contributions	200	30	52	—	38	62
Divestitures	—	—	—	(31)	(1)	—
Foreign exchange valuation adjustment	—	—	69	—	—	—
Tax payments	—	(21)	—	—	(34)	—
Benefit payments	(221)	(76)	(30)	(193)	(87)	(19)
Other payments	—	—	(17)	—	—	6

Fair value at December 31	$2,798	$96	$743	$2,303	$135	$596

Funded status of the plan	$(1,375)	$(112)	$(561)	$(1,422)	$(97)	$(357)
Unrecognized net (gain) loss	1,284	118	452	1,287	101	301
Unrecognized prior service cost	(59)	2	1	(79)	2	(8)

Prepaid (accrued) pension cost	$(150)	$8	$(108)	$(214)	$6	$(64)

Components of prepaid (accrued) pension cost:
Intangible asset	$—	$6	$—	$—	$7	$—
Accrued benefit liability	(977)	(94)	(413)	(1,001)	(64)	(229)
Deferred income taxes	317	37	1	301	24	—
Non-owner changes to equity	510	59	304	486	39	165

	$(150)	$8	$(108)	$(214)	$6	$(64)

The Company uses a five-year, market-related asset value method of amortizing asset-related gains and losses. Prior service costs are being amortized over periods ranging from 9 to 15 years. The benefit obligation and related assets under all plans have been measured as of December 31, 2003. Benefits under all U.S. pension plans are valued based upon the projected unit credit cost method.

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

December 31	2003	2002

Discount rate for obligations	6.75%	7.25%
Investment return assumption (regular)	8.50%	8.50%
Investment return assumption (officers)	6.00%	6.00%

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

December 31	2003	2002

Discount rate for obligations	6.50%	6.75%
Future compensation increase rate (regular)	4.00%	4.00%
Future compensation increase rate (officers)	3.00%	3.00%

110	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

Discount rates are established based on prevailing market rates for high-quality fixed-income instruments that, if the pension benefit obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. At December 31, 2003, the investment portfolio was predominantly equity investments. The Company uses long-term historical actual return experience with consideration to the expected investment mix of the plans’ assets, and future estimates of long-term investment returns to develop its expected rate of return assumption used in calculating the net periodic pension cost.

Negative financial market returns during 2000 through 2002 resulted in a decline in the fair-market value of plan assets. This, when combined with declining discount rate assumptions in the last several years, has resulted in a decline in the plans’ funded status. Consequently, the Company’s accumulated benefits obligation exceeded the fair-market value of the plan assets for various plans including the Regular Pension Plan, the Officers’ Pension Plan and certain non-U.S. plans.

The accumulated benefit obligations for the plans were as follows:

	2003			2002

December 31	Regular	Officers and MSPP	Non U.S.	Regular	Officers and MSPP	Non U.S.

Accumulated benefit obligation	$3,775	$186	$1,209	$3,304	$194	$811

As required, after-tax charges (income) of $182 million, $647 million and $(30) million for the years ended December 31, 2003, 2002 and 2001, respectively, were recorded to reflect the net change in the Company’s additional minimum pension liability associated with these plans. This charge (income) was included in Non-Owner Changes to Equity in the consolidated balance sheets.

Amounts charged to earnings for all non U.S. pension plans were $89 million, $70 million and $109 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has adopted an investment policy for U.S. pension plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plans retain professional investment managers that invest plan assets in equity and fixed income securities and cash. The Company has the following target mixes for these asset classes, which are readjusted at least quarterly, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level as follows:

Asset Category	Target Mix

Equity securities	75%
Fixed income securities	24%
Cash and other investments	1%

The weighted-average asset allocation for the Regular Pension Plan at December 31, 2003 and 2002 by asset categories was as follows:

	December 31,
Asset Category	2003	2002

Equity securities	76%	74%
Fixed income securities	23	25
Cash and other investments	1	1

	100%	100%

Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities ranging from US Treasury issues, corporate debt securities, mortgages and asset-backed issues, as well as international debt securities. In the cash asset class, investments may be in cash and cash equivalents.

The Company expects to make a cash contribution of between $150 million and $250 million to the regular U.S. pension plan during 2004.

Postretirement Health Care Benefits

Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment. For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant.

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	111

The assumptions used were as follows:

December 31	2003	2002

Discount rate for obligations	6.50%	6.75%
Investment return assumptions	8.50%	8.50%

Net retiree health care expenses were as follows:

Years ended December 31	2003	2002	2001

Service cost	$12	$14	$13
Interest cost	48	48	43
Expected return on plan assets	(25)	(30)	(31)
Amortization of:
Unrecognized net loss	11	7	6
Unrecognized prior service cost	(3)	(1)	(4)

	$43	$38	$27

The funded status of the plan is as follows. Plan assets are comprised primarily of equity securities, bonds and cash equivalents.

December 31	2003	2002

Change in benefit obligation:
Benefit obligation at January 1	$771	$605
Service cost	12	14
Interest cost	48	48
Plan amendments	(14)	28
Divestitures	—	—
Actuarial (gain) loss	(13)	122
Benefit payments	(41)	(42)
Other payments	(6)	(4)

Benefit obligation at December 31	$757	$771

Change in plan assets:
Fair value at January 1	$218	$303
Return on plan assets	45	(43)
Divestitures	(4)	—
Benefit payments	(41)	(42)

Fair value at December 31	$218	$218

Funded status of the plan	$(539)	$(553)
Unrecognized net loss	335	378
Unrecognized prior service cost	(14)	(4)

Accrued retiree health care cost	$(218)	$(179)

The Company has adopted an investment policy for plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plan retains professional investment managers that invest plan assets in equity and fixed income securities and cash. The Company has the following target mixes for these asset classes, which are readjusted at least quarterly, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level as follows:

Asset Category	Target Mix

Equity securities	75%
Fixed income securities	24%
Cash and other investments	1%

112	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

The weighted-average asset allocation for plan assets at December 31, 2003 and 2002 by asset categories were as follows:

	December 31

Asset Category	2003	2002

Equity securities	77%	76%
Fixed income securities	22	23
Cash and other investments	1	1

Cash and other investments	100%	100%

Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities ranging from US Treasury issues, corporate debt securities, mortgages and asset-backed issues, as well as international debt securities. In the cash asset class, investments may be in cash and cash equivalents.

The health care trend rate used to determine the December 31, 2003 accumulated postretirement benefit obligation is 11.0% for 2004. Beyond 2004 the trend rate is graded down 1.0% per year until it reaches 5.0% by 2010 and then remains flat. The health care trend rate used to determine the December 31, 2002 accumulated postretirement benefit obligation was 12.0% for 2003 with the trend rate graded down per year until reaching 5.0% by 2010 and then remaining flat.

Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net retiree health care expense as follows:

	1% Point Increase	1% Point Decrease

Effect on:
Accumulated postretirement benefit obligation	$39	$(48)
Net retiree health care expense	3	(4)

The Company has no significant postretirement health care benefit plans outside the United States.

Stock Compensation Plans

Employee Stock Purchase Plan

The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of compensation on an after-tax basis. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2003, 2002 and 2001, employees purchased 20.5 million, 16.1 million and 16.0 million shares, respectively, at prices ranging from $7.02 to $7.10, $8.65 to $12.07 and $12.12 to $12.50, respectively.

Stock Options

Under the Company’s stock option plans, options to acquire shares of common stock have been made available for grant to certain employees, non-employee directors and to existing option holders in connection with the merging of option plans following an acquisition. Each option granted has an exercise price of 100% of the market value of the common stock on the date of grant. The majority of the options have a contractual life of 10 years and vest and become exercisable at 25% increments over four years.

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	113

Upon the occurrence of a change in control, each stock option outstanding on the date on which the change in control occurs will immediately become exercisable in full.

Stock options activity was as follows (in thousands, except exercise price and employee data):

	2003		2002		2001
Years Ended December 31	Shares subject to options	Wtd. avg. exercise price	Shares subject to options	Wtd. avg. exercise price	Shares subject to options	Wtd. avg. exercise price

Options outstanding at January 1	286,536	$20	217,073	$24	154,892	$27
Options granted	76,769	8	100,066	13	82,489	18
Options exercised	(1,412)	8	(8,402)	9	(5,728)	7
Options terminated, cancelled or expired	(56,051)	21	(22,201)	25	(14,580)	28

Options outstanding at December 31	305,842	17	286,536	20	217,073	24

Options exercisable at December 31	135,612	23	141,551	23	96,729	21

Approx. number of employees granted options	41,900		44,600		43,100

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (in thousands, except exercise price):

	Options Outstanding			Options Exercisable
Exercise price range	No. of options	Wtd. avg. exercise price	Wtd. avg. contractual life (in yrs.)	No. of options	Wtd. avg. exercise price

Under $7	578	$4	6	568	$4
$ 7-$13	111,441	9	8	8,970	10
$14-$20	138,625	16	7	79,766	17
$21-$27	12,757	22	4	12,485	22
$28-$34	3,870	31	6	3,221	31
$35-$41	2,681	38	6	2,105	38
$42-$48	35,592	44	11	28,249	44
$49-$55	268	52	8	223	52
$56-$63	30	58	6	25	58

	305,842			135,612

Restricted Stock and Restricted Stock Unit Grants

Restricted stock and restricted stock unit grants (restricted stock) consist of shares or the rights to shares of the Company’s common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. Upon the occurrence of a change in control, the restrictions on all shares of restricted stock and restricted stock units outstanding on the date on which the change in control occurs will lapse.

Total restricted stock and restricted stock units issued and outstanding at December 31, 2003 and 2002 were 6.6 million and 5.4 million, respectively. At December 31, 2003 and 2002, the amount of related deferred compensation reflected in Stockholders’ Equity in the consolidated balance sheets was $50 million and $76 million, respectively. Net additions (reductions) to deferred compensation for the years ended December 31, 2003 and 2002 were $10 million and $(12) million, respectively. An aggregate of approximately 2.5 million, 1.7 million, and 2.3 million shares of restricted stock and restricted stock units were granted in 2003, 2002 and 2001, respectively. The amortization of deferred compensation for the years ended December 31, 2003, 2002, and 2001 was $36 million, $32 million and $47 million, respectively.

Stock Appreciation Rights

Stock appreciation rights (SARs) are granted in place of stock options in order to comply with the laws and regulations of foreign jurisdictions. SARs enable the recipients to receive cash in an amount equal to the excess of the fair market value of the underlying common stock on the date the SARs are exercised over the fair market value of the underlying common stock on the date the SARs were granted. The majority of the SARs have a contractual life of 10 years. Total SARs outstanding were 0.8 million and 1.1 million at December 31, 2003 and 2002, respectively.

114	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

Other Benefits

Defined Contribution Plans:    The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. The Company generally makes two types of contributions to these plans, matching contributions and profit sharing contributions.

In the U.S., the profit sharing and savings plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions and do not depend on the Company’s profits. Profit sharing contributions are generally based upon pre-tax earnings, as defined, with an adjustment for the aggregate matching contribution. Effective in 2002, the Company decreased its matching contribution from 4.5% to 3% on the first 6% of employee contributions.

Company contributions to all plans for the years ended December 31, 2003, 2002 and 2001 were $89 million, $100 million and $151 million, respectively.

Motorola Incentive Plan:    In 2002, the Performance Excellence Equals Rewards program and the Incentive Pay Plans were replaced by the Motorola Incentive Plan (MIP). MIP provides eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals are met. The provision for awards under these incentive plans for the years ended December 31, 2003, 2002 and 2001 were $495 million, $288 million and $217 million, respectively.

Mid-Range Incentive Plan:    In 2003, the Long Range Incentive Program was replaced by the Mid-Range Incentive Plan (MRIP). MRIP rewards participating elected officers for the Company’s achievement of outstanding mid-range performance, based on two performance objectives measured over two-year cycles. The provision for MRIP for the year ended December 31, 2003 was $6.6 million. Prior to 2003, the Company’s Long Range Incentive Program of 1994 rewarded participating elected officers for the Company’s achievement of outstanding long-range performance, based on four performance objectives measured over four-year cycles. There was no provision for the years ended December 31, 2002 and 2001.

7. Financing Arrangements

Finance receivables consist of the following:

December 31	2003	2002

Gross finance receivables	$2,396	$2,718
Less allowance for losses	(2,095)	(2,251)

	301	467
Less current portion	(92)	(86)

Long-term finance receivables	$209	$381

Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company’s consolidated balance sheets. Interest income recognized on finance receivables for the years ended December 31, 2003, 2002, and 2001 was $18 million, $28 million, and $131 million, respectively.

An analysis of impaired finance receivables included in total finance receivables is as follows:

December 31	2003	2002

Impaired finance receivables:
Requiring allowance for losses	$2,083	$2,225
Expected to be fully recoverable	125	275

	2,208	2,500

Less allowance for losses on impaired finance receivables	2,075	2,214

Impaired finance receivables, net	$133	$286

Interest income on impaired finance receivables is recognized as cash is collected and totaled $5 million, $19 million, and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	115

At December 31, 2003 and 2002, the Company had $2.0 billion of gross receivables from one customer, Telsim, in Turkey (the “Telsim Loan”). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero and at December 31, 2003 and December 31, 2002, the net receivable from Telsim was zero. In July of 2003 the United States District Court entered a judgment of $4.26 billion against Telsim in favor of Motorola relating to the Telsim Loan. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation and collection process will be very lengthy in light of the Uzans’ (the family which controls Telsim) repeated decisions to violate court orders.

The Company sells short-term receivables through the Motorola Receivables Corporation (“MRC”) short-term receivables program, which provides for up to $425 million of short-term receivables to be outstanding with third parties at any time, as well as selling short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $2.7 billion, $2.9 billion and $4.6 billion for the years ended December 31, 2003, 2002 and 2001, respectively. There were $771 million and $802 million of short-term receivables outstanding under these arrangements at December 31, 2003 and 2002, respectively (including $170 million and $240 million, respectively, under the MRC program). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $25 million and $40 million at December 31, 2003 and 2002, respectively, with reserves of $13 million and $19 million recorded for potential losses on this exposure at December 31, 2003 and 2002, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. The Company had outstanding commitments to extend credit to third-parties totaling $149 million and $175 million at December 31, 2003 and 2002, respectively.

In addition to providing direct financing to certain equipment customers the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $10 million and $50 million at December 31, 2003 and 2002, respectively, with payments of $28 million and $50 million made by the Company for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003 this financial guarantee is to one customer and is scheduled to expire in 2005. Customer borrowings outstanding under these third party loan arrangements were $10 million and $50 million at December 31, 2003 and 2002, respectively. Accrued liabilities of $1 million and $25 million at December 31, 2003 and 2002, respectively, have been recorded to reflect management’s best estimate of probable losses of unrecoverable amounts, should these guarantees be called.

8. Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002, requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Goodwill related to acquisitions prior to July 1, 2001 continued to be amortized through December 31, 2001. Goodwill related to acquisitions subsequent to June 30, 2001 was not amortized. Adjusting for the impact of the discontinuance of the amortization of goodwill, net earnings (loss) and per share amounts would have been as follows:

Years Ended December 31	2003	2002	2001

Net earnings (loss):
Reported	$893	$(2,485)	$(3,937)
Goodwill amortization	—	—	125

Adjusted	$893	$(2,485)	$(3,812)

Basic earnings (loss) per common share:
Reported	$0.38	$(1.09)	$(1.78)
Goodwill amortization	—	—	0.06

Adjusted	$0.38	$(1.09)	$(1.72)

Diluted earnings (loss) per common share:
Reported	$0.38	$(1.09)	$(1.78)
Goodwill amortization	—	—	0.06

Adjusted	$0.38	$(1.09)	$(1.72)

116	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

Amortized intangible assets, excluding goodwill were comprised of the following:

	2003		2002
December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets:
Licensed technology	$102	$101	$102	$42
Completed technology	378	217	333	175
Other intangibles	43	21	28	14

	$523	$339	$463	$231

During the year ended December 31, 2002 the Company recorded an intangible asset impairment charge of $325 million relating to a license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals. Historically the Company has amortized this intangible asset based on an expected revenue stream. In the second quarter of 2002, it was determined that the future revenue stream would decline significantly due to a drop in the number of new subscribers utilizing the services provided under the license caused primarily by the expected consolidations of cable operators, specifically the acquisition of AT&T Broadband Corporation by Comcast Corporation.

Excluding goodwill, amortization expense on intangible assets was $108 million, $69 million and $40 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future amortization expense is estimated to be as follows: 2004—$43 million; 2005—$35 million; 2006—$26 million; 2007—$23 million; and 2008—$15 million.

The following tables display a rollforward of the carrying amount of goodwill from January 1, 2002 to December 31, 2003, by business segment:

Segment	January 1, 2003	Acquired	Adjustments	December 31, 2003

Personal Communications	$23	$—	$(6)	$17
Semiconductor Products	202	—	—	202
Global Telecom Solutions	4	93	—	97
Commercial, Government and Industrial Solutions	123	—	—	123
Integrated Electronic Systems	63	8	—	71
Broadband Communications	836	—	(78)	758
Other Products	124	24	—	148

	$1,375	$125	$(84)	$1,416

Segment	January 1, 2002	Acquired	Adjustments	December 31, 2002

Personal Communications	$6	$17	$—	$23
Semiconductor Products	202	—	—	202
Global Telecom Solutions	4	—	—	4
Commercial, Government and Industrial Solutions	110	13	—	123
Integrated Electronic Systems	63	—	—	63
Broadband Communications	675	194	(33)	836
Other Products	124	—	—	124

	$1,184	$224	$(33)	$1,375

In May 2003, the Company acquired Winphoria Networks, Inc. (“Winphoria”), a core infrastructure provider of next-generation, packet-based mobile switching centers for wireless networks, for approximately $179 million in cash. The results of operations of Winphoria have been included in the Global Telecom Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. As a result of the acquisition, the Company recorded approximately $93 million in goodwill and $54 million in intangible assets.

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	117

In April 2003, Motorola completed its cash tender offer of $1.18 per share for all remaining outstanding shares of common stock of Next Level Communications, Inc. (“Next Level”), a leading provider of high speed data, video and voice broadband products over existing phone lines. The total purchase price for Motorola to acquire the approximately 26% of Next Level that it did not own at the initiation of the tender offer, excluding Next Level’s transaction costs, was $35 million. The Company recorded $24 million in goodwill and $10 million in intangible assets.

The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value (FV) of the reporting unit is compared to its book value. If the FV of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Fair value is determined with the help of independent appraisal firms using a combination of present value techniques and quoted market prices of comparable businesses. As of October 1, 2003 the Company determined that goodwill at the infrastructure reporting unit of the Broadband Communications segment was impaired by $73 million. No impairment charges were required for the year ended December 31, 2002.

9. Commitments and Contingencies

Leases

The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income for the years ended December 31, 2003, 2002 and 2001 was $282 million, $294 million and $417 million, respectively. At December 31, 2003, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows: 2004—$181 million; 2005—$140 million; 2006—$103 million; 2007—$85 million; 2008—$72 million; beyond—$331 million.

Environmental

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA, or Superfund) and equivalent state law, the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company’s involvement. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigations or remedial actions. The remedial efforts include environmental cleanup costs and communication programs. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable. Due to the uncertain nature, the actual costs that will be incurred will differ from the amounts accrued, perhaps significantly. Accruals at December 31, 2003 and 2002 were $70 million and $76 million, respectively, with related charges (income) of $(2) million, $1 million and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts represent only the Company’s share of costs incurred in environmental cleanup sites without considering recovery of costs from any insurer, since in most cases potentially responsible parties other than the Company may exist and be held responsible.

Legal

Iridium Program:    Motorola has been named as one of several defendants in putative class action securities lawsuits pending in the District of Columbia arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business. The plaintiffs seek an unspecified amount of damages. On March 15, 2001, the federal district court judge consolidated the various securities cases under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. Motorola moved to dismiss the plaintiffs’ complaint on July 15, 2002, and that motion has not yet been decided.

Motorola has been sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages.

118	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still pending cases are in very preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other:    The Company is a defendant in various other lawsuits, including environmental and product-related suits, and is subject to various claims which arise in the normal course of business. In the opinion of management, and other than discussed above with respect to the still pending Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification under these types of provisions is $105 million and the company has accrued $47 million as of December 31, 2003 for certain claims that have been asserted under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company as of December 31, 2003.

In all cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements are generally limited in terms of duration, typically not more than 24 months and or amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

10. Information by Segment and Geographic Region

The Company’s reportable segments have been determined based on the nature of the products offered to customers and are comprised of the following:

•	The Personal Communications segment (PCS) designs, manufactures, sells and services wireless subscriber equipment, including wireless handsets and personal two-way radios, with related software and accessory products.

•	The Semiconductor Products segment (SPS) designs, develops, manufactures and sells a broad range of semiconductor products that are based on its core capabilities in embedded processing, including microcontrollers, digital signal processors and communications processors. In addition, the segment offers a broad portfolio of devices that complement its families of embedded processors, including sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through its embedded processors and complementary products, the segment is also able to offer customers complex combinations of semiconductors and software, which are referred to as “platform-level products”.

•	The Global Telecom Solutions segment (GTSS) designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN®, and UMTS technologies.

•	The Commercial, Government and Industrial Solutions segment (CGISS) designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services.

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	119

•	The Integrated Electronic Systems segment (IESS) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems.

•	The Broadband Communications segment (BCS) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television networks, (ii) high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP)-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems, (v) direct-to-home (DTH) satellite networks and private networks for business communications, and (vi) digital broadcast products for the cable and broadcast industries.

•	The Other Products segment includes: (i) Next Level Communications, Inc., which became a wholly-owned subsidiary of the Company in April 2003, (ii) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, (iii) Motorola Credit Corporation (MCC), the Company’s wholly-owned finance subsidiary, and (iv) the Company’s holdings in cellular operating companies outside the U.S.

Segment operating results are measured based on operating earnings (loss) adjusted, if necessary, for certain segment-specific items and corporate allocations. Intersegment and intergeographic sales are accounted for on an arm’s-length pricing basis. Intersegment sales included in adjustments and eliminations were $1.8 billion, $2.0 billion, and $2.1 billion for the years ended December 31, 2003, 2002 and 2001, respectively. These sales were primarily from the Semiconductor Products segment and the Integrated Electronic Systems segment to the Personal Communications segment. Intersegment sales from the Semiconductor Products segment were $1.0 billion, $1.1 billion and $1.1 billion for the years ended December 31, 2003, 2002 and 2001, respectively. For these same periods, intersegment sales from the Integrated Electronic Systems segment were $0.4 billion, $0.4 billion and $0.6 billion, respectively. Net sales by geographic region are measured by the location of the revenue-producing operations.

Domestic export sales to third parties were $2.0 billion, $1.4 billion and $2.2 billion for the years ended December 31, 2003, 2002 and 2001, respectively. Domestic export sales to affiliates and subsidiaries, which are eliminated in consolidation, were $5.3 billion, $4.7 billion and $4.9 billion for the years ended December 31, 2003, 2002 and 2001, respectively.

Identifiable assets (excluding intersegment receivables) are the Company’s assets that are identified with classes of similar products or operations in each geographic region.

For the year ended December 31, 2003, approximately 10.3% of net sales were to Nextel Communications, Inc. and its affiliates. For the years ended December 31, 2002 and 2001 no single customer or group under common control represented 10% or more of the Company’s consolidated net sales.

Segment information

	Net Sales			Operating Earnings (Loss)
Years Ended December 31	2003	2002	2001	2003	2002	2001

Personal Communications Segment	$10,978	$11,174	$10,768	$479	$503	$(1,585)
Semiconductor Products Segment	4,864	5,000	5,098	(297)	(1,515)	(1,911)
Global Telecom Solutions Segment	4,417	4,611	6,514	247	(621)	(1,409)
Commercial, Government and Industrial Solutions Segment	4,131	3,749	4,322	562	313	52
Integrated Electronic Systems Segment	2,265	2,189	2,239	161	52	(171)
Broadband Communications Segment	1,745	2,087	2,885	48	(150)	195
Other Products Segment	435	486	755	(130)	(280)	(516)
Adjustments and Eliminations	(1,777)	(2,017)	(2,095)	(19)	24	236

	$27,058	$27,279	$30,486	1,051	(1,674)	(5,109)

General Corporate				33	(139)	(694)

Operating earnings (loss)				1,084	(1,813)	(5,803)
Total other income (expense)				209	(1,633)	292

Earnings (loss) before income taxes				$1,293	$(3,446)	$(5,511)

120	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

General Corporate Operating Earnings (Loss) consists of expenses which are not identifiable with segment activity. Such items primarily consist of legal expenses, restructuring costs related to corporate employees and facilities, and Iridium-related costs (recoveries).

	Assets			Capital Expenditures			Depreciation Expense
Years Ended December 31	2003	2002	2001	2003	2002	2001	2003	2002	2001

Personal Communications Segment	$3,783	$3,746	$4,612	$74	$101	$113	$159	$203	$290
Semiconductor Products Segment	4,695	5,702	7,546	310	220	613	852	1,088	1,220
Global Telecom Solutions Segment	2,878	3,617	4,475	67	84	234	155	218	267
Commercial, Government and Industrial Solutions Segment	1,938	1,961	2,071	76	83	105	96	115	185
Integrated Electronic Systems Segment	1,102	1,031	1,131	44	55	68	74	75	84
Broadband Communications Segment	2,251	2,383	3,398	23	20	57	66	77	86
Other Products Segment	714	539	1,824	—	—	4	9	21	38
Adjustments and Eliminations	(124)	(138)	(190)	—	—	—	—	—	—

	17,237	18,841	24,867	594	563	1,194	1,411	1,797	2,170
General Corporate	14,861	12,311	8,531	61	44	127	104	194	187

	$32,098	$31,152	$33,398	$655	$607	$1,321	$1,515	$1,991	$2,357

General corporate assets include primarily cash and cash equivalents, marketable securities, property, plant and equipment, cost-based investments, deferred income taxes and the administrative headquarters of the Company.

Geographic area information

	Net Sales*			Assets			Property, Plant, and Equipment
Years ended December 31	2003	2002	2001	2003	2002	2001	2003	2002	2001

United States	$20,456	$20,052	$22,078	$22,244	$22,082	$24,375	$2,749	$3,417	$5,625
China	3,873	4,721	4,266	3,177	3,012	3,529	666	789	1,324
Other nations	14,110	13,448	14,814	9,441	8,107	10,006	1,769	1,937	2,198
Adjustments and Eliminations	(11,381)	(10,942)	(10,672)	(2,764)	(2,049)	(4,512)	(20)	(39)	(234)

	$27,058	$27,279	$30,486	$32,098	$31,152	$33,398	$5,164	$6,104	$8,913

*	As measured by the location of the revenue-producing operations.

11. Stockholder Rights Plan

The terms of the Preferred Share Purchase Rights Agreement attach certain rights to existing shares of common stock, $3 par value, of the Company at the rate of one right for each share of common stock.

Each right entitles a shareholder to buy, under certain circumstances, one thirty-thousandth of a share of preferred stock for $66.66. The rights generally will be exercisable only if a person or group acquires 10 percent or more of the Company’s common stock or begins a tender or exchange offer for 10 percent or more of the Company’s common stock. If a person acquires beneficial ownership of 10% or more of the Company’s common stock, all holders of rights other than the acquiring person, will be entitled to purchase the Company’s common stock (or, in certain cases, common equivalent shares) at a 50% discount. The Company may redeem the new rights at a price of $0.0033 per right. The rights will expire on November 20, 2008.

12. Reorganization of Businesses

In an effort to reduce costs, the Company has implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The Company records

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	121

provisions for employee separation costs and exit costs when they are probable and estimable based on estimates prepared at the time the restructuring plans were approved by management. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

For the Year Ended December 31, 2003

For the year ended December 31, 2003, the Company recorded net reorganization of businesses charges of $124 million, of which $38 million was included in Costs of Sales and $86 million was recorded under Reorganization of Businesses in the Company’s consolidated statements of operations. The aggregate $124 million charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total

Discontinuation of product lines	$(1)	$—	$(8)	$(9)
Business exits	(3)	—	—	(3)
Manufacturing & administrative consolidations	(11)	112	35	136

	$(15)	$112	$27	$124

Discontinuation of product lines

During 2003, the Semiconductor Products segment reversed $9 million of previously established reserves which are no longer needed, primarily relating to anticipated facility decommissioning costs.

Business Exits

During 2003, the Other Products segment reversed exit cost accruals of $3 million.

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $353 million ($136 million net of reversals) for the year ended December 31, 2003. These charges consisted primarily of: (i) $141 million in the Semiconductor Products segment, primarily for segment-wide employee separation costs, impairment of an Austin, Texas manufacturing site and impairment of equipment classified as held-for-sale, (ii) $85 million in the Personal Communications segment primarily related to the exit of certain manufacturing activities in Flensburg, Germany and the planned closure of an engineering center in Boynton Beach, Florida. (iii) $50 million in the Commercial, Government and Industrial Solutions segment for segment wide employee separation costs, and (iv) $39 million in General Corporate, primarily for the impairment of assets classified as held-for-sale and employee separation costs. The $353 million of charges were partially offset by reversals of previous accruals of $217 million, consisting primarily of: (i) $144 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $51 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, as well as for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility in the Semiconductor Products segment, and (iii) $22 million for exit cost accruals no longer required across all segments.

122	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

Reorganization of Businesses Charges—by Segment

The following table displays the net charges incurred by segment for the year ended December 31, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total

Personal Communications	$6	$43	$2	$51
Semiconductor Products	(6)	74	17	85
Global Telecom Solutions	(3)	(30)	(6)	(39)
Commercial, Government and Industrial Solutions	(3)	35	—	32
Integrated Electronic Systems	(1)	—	—	(1)
Broadband Communications	1	(4)	(4)	(7)
Other Products	(3)	7	—	4

	(9)	125	9	125
General Corporate	(6)	(13)	18	(1)

	$(15)	$112	$27	$124

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to December 31, 2003:

Exit Costs	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at December 31, 2003

Discontinuation of product lines	$6	$—	$(1)	$(5)	$—
Business exits	82	—	(3)	(14)	65
Manufacturing & administrative consolidations	129	11	(22)	(40)	78

	$217	$11	$(26)	$(59)	$143

The 2003 additional charges of $11 million are primarily related to the planned exit of certain manufacturing activities in Germany by the Personal Communications segment. The adjustments of $26 million represent exit cost accruals across all segments which were no longer needed. The 2003 amount used of $59 million reflects cash payments of $54 million and non-cash utilization of $5 million. The remaining accrual of $143 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to December 31, 2003:

Employee Separation Costs	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at December 31, 2003

Manufacturing & administrative consolidations	$419	$256	$(144)	$(382)	$149

At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees, of which 3,000 were direct employees and 4,200 were indirect employees. The additional charges of $256 million represent the severance costs for approximately 4,700 employees, of which 1,800 are direct employees and 2,900 are indirect employees. The accrual is for various levels of employees. The adjustments of $144 million represent the severance costs for approximately 1,700 employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

During 2003, approximately 7,900 employees, of which 3,300 were direct employees and 4,600 were indirect employees, were separated from the Company. The 2003 amount used of $382 million reflects $376 million of cash

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	123

payments to these separated employees and $6 million of non-cash utilization. The remaining accrual of $149 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheets, is expected to be paid to approximately 2,300 separated employees in 2004.

For the Year Ended December 31, 2002

For the year ended December 31, 2002, the Company recorded net reorganization of businesses charges of $1.8 billion, of which $56 million was included in Costs of Sales and $1.8 billion was recorded under Reorganization of Businesses in the Company’s consolidated statements of operations. The aggregate $1.8 billion charge is comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total

Discontinuation of product lines	$(23)	$—	$—	$(23)
Business exits	27	(2)	—	25
Manufacturing & administrative consolidations	75	363	1,380	1,818

	$79	$361	$1,380	$1,820

Discontinuation of product lines

During 2002, the Company reversed $23 million of accruals. This reversal primarily consisted of $14 million by the Commercial, Government and Industrial Solutions segment and $5 million by the Global Telecom Solutions segment related to customer and vendor liabilities arising from product cancellations that were negotiated and settled for less than the amounts originally claimed.

Business Exits

During 2002, the Company incurred a net charge of $25 million relating to business exits. The $27 million net charge for exit costs consisted primarily of: (i) a $55 million charge in the Global Telecom Solutions segment for exit costs relating to a lease cancellation fee, (ii) $19 million of reversals into income in the Other Products segment for exit cost accruals, mainly related to the exit of the Multiservice Networks Division, and (iii) a $12 million reversal in the Commercial, Government and Industrial Solutions segment related to the completion of exit activities for its smartcard business.

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $2.1 billion ($1.8 billion net of reversals) for the year ended December 31, 2002. These charges consisted primarily of: (i) $1.2 billion in the Semiconductor Products segment for consolidation activities focused primarily on manufacturing facilities in Arizona, China, and Scotland, (ii) $275 million in the Personal Communications segment, primarily related to the shut-down of an engineering and distribution center in Illinois, (iii) $169 million in the Global Telecom Solutions segment, primarily related to segment-wide employee separation costs; and (iv) $416 million for employee separation, fixed asset impairments and lease cancellation fees across all other segments. The $2.1 billion charge was partially offset by reversals of previous accruals of $260 million, consisting primarily of: (i) $139 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $98 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, and (iii) $23 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges incurred by segment for the year ended December 31, 2002:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total

Personal Communications	$(5)	$70	$119	$184
Semiconductor Products	—	2	1,145	1,147
Global Telecom Solutions	56	128	25	209
Commercial, Government and Industrial Solutions	(16)	58	3	45
Broadband Communications	4	37	9	50
Integrated Electronic Systems	24	20	23	67
Other Products	(8)	19	7	18

	55	334	1,331	1,720
General Corporate	24	27	49	100

	$79	$361	$1,380	$1,820

124	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2002 to December 31, 2002:

Exit Costs	Accruals at January 1, 2002	2002 Additional Charges	2002 Adjustments	2002 Amount Used	Accruals at December 31, 2002

Discontinuation of product lines	$54	$—	$(23)	$(25)	$6
Business exits	108	58	(31)	(53)	82
Manufacturing & administrative consolidations	141	98	(23)	(87)	129

	$303	$156	$(77)	$(165)	$217

The 2002 net charges of $79 million represent $156 million of additional charges and $77 million of reversals into income. The 2002 amount used of $165 million reflects cash payments of $162 million and non-cash utilization of $3 million. The remaining accrual of $217 million is included in Accrued Liabilities in the Company’s consolidated balance sheets. In 2003, the Company utilized $59 million of the accrual and reversed $25 million. The remaining $133 million represents future cash payments, primarily for lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2002 to December 31, 2002:

Employee Separation Costs	Accruals at January 1, 2002	2002 Additional Charges	2002 Adjustments	2002 Amount Used	Accruals at December 31, 2002

Business exits	$7	$—	$(2)	$(5)	$—
Manufacturing & administrative consolidations	605	502	(139)	(549)	419

	$612	$502	(141)	$(554)	$419

At January 1, 2002, the Company had an accrual of $612 million for employee separation costs, representing the severance costs for approximately 12,500 employees, of which 7,700 were direct employees and 4,800 were indirect employees. The 2002 net charges of $361 million represent additional charges of $502 million and reversals into income of $141 million. The additional charges of $502 million represent the severance costs for approximately 9,700 employees, of which 3,100 are direct employees and 6,600 are indirect employees. The accrual is for various levels of employees. The reversals into income of $141 million represent the severance costs for approximately 1,800 employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

During 2002, approximately 13,200 employees, of which 6,400 were direct employees and 6,800 were indirect employees, were separated from the Company. The 2002 amount used of $554 million reflects $534 million of cash payments to these separated employees and $20 million of non-cash utilization. The remaining accrual of $419 million is included in Accrued Liabilities in the Company’s consolidated balance sheets. In 2003, the Company utilized $274 million of the accrual, reversed $137 million and expects $8 million in future cash payments to be paid to separated employees during the first quarter of 2004.

For the Year Ended December 31, 2001

For the year ended December 31, 2001, the Company recorded net reorganization of businesses charges of $2.9 billion, of which $1.0 billion was included in Costs of Sales and $1.9 billion was recorded under Reorganization of Businesses in the Company’s consolidated statements of operations. The aggregate $2.9 billion charge is comprised of the following:

	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total

Discontinuation of product lines	$44	$—	$449	$92	$585
Business exits	151	—	30	25	206
Manufacturing & administrative consolidations	196	1,118	41	730	2,085

	$391	$1,118	$520	$847	$2,876

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	125

Discontinuation of Product Lines

During 2001, the Company’s plan to discontinue certain product lines resulted in net charges of $585 million. This charge consisted primarily of $427 million in the Personal Communications segment, principally for an additional writedown of the value of inventory relating to the discontinuation of analog and first-generation digital wireless telephones necessitated due to the accelerated erosion of average selling prices for these products in early 2001 and the discontinuation of two-way messaging and one-way paging products. The remaining charges consisted primarily of: (i) $68 million in the Broadband Communications segment, principally for the discontinuation of analog set-top box products; (ii) $23 million in the Semiconductor Products segment, principally for the discontinuance of certain wafer manufacturing technologies; and (iii) $37 million in the Commercial, Government and Industrial Solutions segment, principally for the discontinuation of a product line intended to serve shared public trunked radio customers. These charges included exit costs for vendor and customer liabilities arising from product cancellations. Some of these contractual obligations may extend over several years.

Business Exits

During 2001, the Company incurred a net charge of $206 million relating to business exits. This charge consisted of: (i) $90 million in the Global Telecom Solutions segment relating to an operating joint venture in Japan; (ii) $39 million for the exit of the smartcard business in the Commercial, Government and Industrial Solutions segment; and (iii) $77 million in the Other Products segment to cease the development and sale of voice recognition systems and Wireless Application Protocol servers, as well as the exit of the Multiservice Networks Division. The exit costs included customer and supplier termination costs and lease payment and cancellation costs. Some of these contractual obligations may extend over several years.

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and implement strategic initiatives to streamline its global organization resulted in a net charge of $2.1 billion for the year ended December 31, 2001. The charge consisted primarily of $542 million in the Personal Communications segment and $818 million in the Semiconductor Products segment for severance costs, asset impairments and lease cancellation fees. Some of the lease obligations, which are included in exit costs, may extend over several years. The consolidation activities were focused primarily on: (i) the shut-down of manufacturing operations in Scotland, Illinois and Florida in the Personal Communications segment, (ii) the consolidation of portions of the Semiconductor Products segment’s manufacturing operations in various locations, including Texas, Arizona, Hong Kong, and Japan, and (iii) the reduction of non-manufacturing workforce across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges incurred by segment for the year ended December 31, 2001:

Segment	Exit Costs	Employee Separations	Inventory Writedowns	Asset Writedowns	Total

Personal Communications	$97	$208	$409	$255	$969
Semiconductor Products	12	386	—	443	841
Global Telecom Solutions	123	155	25	42	345
Commercial, Government and Industrial Solutions	45	97	22	36	200
Broadband Communications	19	53	51	23	146
Integrated Electronic Systems	18	103	1	19	141
Other Products	69	34	12	27	142

	383	1,036	520	845	2,784
General Corporate	8	82	—	2	92

	$391	$1,118	$520	$847	$2,876

126	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2001 to December 31, 2001:

Exit Costs	Accruals at January 1, 2001	2001 Additional Charges	2001 Adjustments	2001 Amount Used	Accruals at December 31, 2001

Discontinuation of product lines	$55	$45	$(1)	$(45)	$54
Business exits	32	157	(6)	(75)	108
Manufacturing & administrative consolidations	61	204	(8)	(116)	141

	$148	$406	$(15)	$(236)	$303

The 2001 amount used of $236 million reflects cash payments of $153 million and non-cash utilization of $83 million. The accrual at December 31, 2001 was $303 million, and was included in Accrued Liabilities in the Company’s consolidated balance sheets. In 2002 and 2003, the Company utilized $182 million of the accrual, reversed $83 million and expects $38 million in future cash payments primarily for outstanding lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2001 to December 31, 2001:

Employee Separation Costs	Accruals at January 1, 2001	2001 Additional Charges	2001 Adjustments	2001 Amount Used	Accruals at December 31, 2001

Business exits	$27	$10	$(10)	$(20)	$7
Manufacturing & administrative consolidations	88	1,120	(2)	(601)	605

	$115	$1,130	$(12)	$(621)	$612

At January 1, 2001, the Company had an accrual of $115 million for employee separation costs, representing the severance costs for approximately 3,300 employees, of which 1,900 were direct employees and 1,400 were indirect employees. The 2001 net charges of $1.1 billion represent additional charges of $1.1 billion and reversals into income of $12 million. The additional charges of $1.1 billion represent the severance costs for approximately an additional 38,700 employees, of which 25,300 are direct employees and 13,400 are indirect employees. The accrual is for various levels of employees. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers.

During 2001, approximately 29,500 employees, of which 19,800 were direct employees and 9,700 were indirect employees, were separated from the Company. The 2001 amount used of $621 million reflects cash payments to these separated employees. The accrual at December 31, 2001 was $612 million and was included in Accrued Liabilities in the Company’s consolidated balance sheets. In 2002 and 2003, the Company utilized $464 million of the accrual and reversed $148 million.

13. Acquisitions and Dispositions of Businesses

Acquisitions

The Company accounts for acquisitions using purchase accounting with the results of operations for each acquiree included in the Company’s consolidated financial statements for the period subsequent to the date of acquisition. The pro forma effects of these acquisitions on the Company’s consolidated financial statements were not significant individually nor in the aggregate.

The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. Historical pricing, margins and expense levels, where applicable, were used in the valuation of the in-process products. The in-process research and development acquired will have no alternative future uses if the products are not feasible.

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	127

The developmental products for the companies acquired have varying degrees of timing, technology, costs-to-complete and market risks throughout final development. If the products fail to become viable, the Company will unlikely be able to realize any value from the sale of incomplete technology to another party or through internal re-use. The risks of market acceptance for the products under development and potential reductions in projected sales volumes and related profits in the event of delayed market availability for any of the products exist. Efforts to complete all developmental products continue and there are no known delays to forecasted plans.

The following is a summary of the significant acquisitions:

	Quarter Acquired	Consideration		Form of Consideration	In-Process Research and Development Charge

2003 Acquisitions

Winphoria Networks, Inc.	Q2		$179	Cash	$32
Next Level Communications, Inc.	Q2		$35	Cash	—

2002 Acquisitions

Synchronous, Inc.	Q1		$270	Common stock (16.2 million shares) Assumed Stock Options	$11

2001 Acquisitions

RiverDelta Networks, Inc.	Q4		$293	Common Stock (17.6 million shares) Assumed Stock Options	$20

Blue Wave Systems, Inc	Q3		$114	Common Stock (7.0 million shares) Assumed Stock Options	$20

Tohoku Semiconductor Corporation (increase investment to 100%)	Q1	$ $	40 345	Cash Assumed Debt	—

The following table summarizes net tangible and intangible assets acquired and the consideration provided for the acquisitions identified above:

Years Ended December 31	2003	2002	2001

Tangible net assets	$—	$4	$378
Goodwill	118	194	314
Other intangibles	64	61	60
In-process research and development	32	11	40

	$214	$270	$792

Consideration:
Cash	$214	$—	$40
Stock	—	270	407
Assumed Debt	—	—	345

	$214	$270	$792

Winphoria

In May 2003, the Company acquired Winphoria Networks, Inc. (“Winphoria”), a core infrastructure provider of next-generation, packet-based mobile switching centers for wireless networks, for approximately $179 million in cash.

The Company recorded approximately $93 million in goodwill, none of which is expected to be deductible for tax purposes, a $32 million charge for acquired in-process research and development, and $54 million in

128	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

intangibles. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, a total of eight projects were in process, ranging from 29% to 82% complete. The average risk adjusted rate used to value these projects ranged from 25% to 28%. In 2003, one of the eight projects generated revenue, five others will begin generating revenue in 2004 and the remaining two are expected to begin generating revenue in 2005. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company’s consolidated balance sheets. The intangible assets will be amortized over periods ranging from 3 to 5 years on a straight-line basis.

The results of operations of Winphoria have been included in the Global Telecom Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Next Level Communications, Inc.

In April 2003, Motorola completed its cash tender offer of $1.18 per share for all remaining outstanding shares of common stock of Next Level Communications, Inc. (“Next Level”), a leading provider of high speed data, video and voice broadband systems over existing phone lines. Motorola acquired the remaining ownership of Next Level through a short-form merger and Next Level is now a wholly-owned subsidiary of Motorola. The total purchase price for Motorola to acquire approximately 26% of Next Level that it did not own at the initiation of the tender offer, excluding Next Level’s transaction costs, was $35 million. The Company recorded $24 million in goodwill, none of which is expected to be deductible for tax purposes, and $10 million in intangibles. Goodwill and intangible assets are included in Other Assets in the Company’s consolidated balance sheets. The intangible assets will be amortized over periods ranging from 2 to 13 years on a straight-line basis. Prior to the completion of the cash tender offer, due to the Company’s controlling ownership interest in Next Level and Next Level’s cumulative net deficit equity position, the Company included in its consolidated results 100% of Next Level’s operating losses.

Synchronous, Inc.

In January 2002, the Broadband Communications segment acquired Synchronous, Inc. (Synchronous), a leading provider of fiber optic systems for video, data and voice transmission. Approximately 16.2 million shares of the Company’s common stock were exchanged for Synchronous’ outstanding shares. The total purchase price was $270 million, which includes transaction costs.

The acquisition was accounted for using the purchase method of accounting. The Company recorded $194 million in goodwill, an $11 million charge for acquired in-process research and development and $60 million in other intangibles. At the date of acquisition, a total of four projects were in process, ranging from 30% to 75% complete. The average risk adjusted rate used to value these projects was 40%. Two projects began generating revenues in 2002 and one in 2003 with the remaining project expected to begin generating revenue in the first half of 2004. The acquired in-process research and development is included in Other Charges in the Company’s consolidated statements of operations for the year ended December 31, 2002. Goodwill and other intangible assets are included in Other Assets in the Company’s consolidated balance sheets. Other intangibles are being amortized over periods ranging from 7 to 10 years on a straight-line basis.

RiverDelta Networks, Inc.

In October 2001, the Broadband Communications segment completed the acquisition of RiverDelta Networks, Inc. (RiverDelta). RiverDelta provides next-generation, carrier-class broadband routing, switching, cable modem termination system (CMTS), and service management applications. Motorola acquired all of RiverDelta’s outstanding capital stock in exchange for approximately 17.6 million shares of Motorola’s common stock. The total purchase price was $293 million.

The acquisition was accounted for using the purchase method of accounting. Such amounts were initially recorded based on estimates pending the resolution of certain matters known as of the date of acquisition, which were resolved in 2002. The Company recorded $215 million in goodwill, as adjusted, to reflect the finalization of

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	129

the underlying valuations, $20 million for acquired in-process research and development costs and $38 million in other intangibles consisting principally of completed technology. At the acquisition date, a total of 3 projects were in process. Two projects were 75% complete, and one was 35% complete. The average risk adjusted rate used to value all three projects was 20%. Revenues from one of the projects began in late 2002 with one of the remaining projects expected to generate revenues beginning in 2004 and one in 2005. The acquired in-process research and development costs have been included in Other Charges in the Company’s consolidated statements of operations for the year ended December 31, 2001. Goodwill and other intangibles are included in Other Assets in the Company’s consolidated balance sheets. Other intangibles are being amortized over periods ranging from 3 to 10 years on a straight-line basis.

Blue Wave Systems, Inc.

In July 2001, the Integrated Electronic Systems segment acquired Blue Wave Systems, Inc. (Blue Wave). Blue Wave is a leading supplier of high-channel Digital Signal Processing subsystems used in telecommunication infrastructure equipment, such as voice over packet gateways, digital wireless communications and intelligent peripherals. Approximately 7.0 million shares of the Company’s common stock were exchanged for Blue Wave’s outstanding shares, representing a total purchase price of $114 million.

The acquisition was accounted for under the purchase method of accounting. The Company recorded approximately $58 million in goodwill, $20 million for acquired in-process research and development costs and $22 million in other intangibles consisting principally of completed technology and customer contracts. At the acquisition date, a total of 5 projects were in process ranging from 22% to 33% complete. The average risk adjusted rate used to value all three projects was 21%. Three of these projects began generating revenues in 2002 while the remaining two projects were terminated during 2003. The acquired in-process research and development costs have been included in Other Charges in the Company’s consolidated statements of operations. Goodwill and other intangibles are included in Other Assets in the Company’s consolidated balance sheets. Other intangibles will be amortized over periods ranging from 2 to 5 years on a straight-line basis.

Tohoku Semiconductor Corporation

In the first quarter of 2001, the Company increased its investment in Tohoku Semiconductor Corporation from 50% to 100% for approximately $40 million in cash and the assumption of $345 million of debt. This acquisition did not result in the Company recording any goodwill or other intangibles.

Dispositions

The following is a summary of the significant dispositions:

	Quarter Disposed	Consideration		Form of Consideration

2001 Dispositions

Integrated Information Systems Group	Q3		$825	Cash

Mexico Cellular Operating Companies	Q2	$ $	1,472 10	Common Stock Cash

The following table summarizes the proceeds on sales, the net assets sold, and resulting gain recognized for the significant dispositions noted above:

Year Ended December 31	2001

Tangible net assets	$657
Goodwill and other intangibles	572
Gain on sale of business	1,082

$2,311

Consideration:
Cash	$839
Stock	1,472

$2,311

130	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)

Integrated Information Systems Group

In September 2001, the Commercial, Government and Industrial Solutions Segment completed the sale of its Integrated Information Systems Group (IISG), for $825 million in cash resulting in a pre-tax gain of approximately $526 million. IISG, based in Scottsdale, Arizona, provides defense and government customers with technologies, products and systems for secure communication, information assurance, situational awareness and integrated communication systems.

Mexico Cellular Operating Companies

In June 2001, the Company completed the sale of its investment in four cellular operating companies in northern Mexico to Telefonica Moviles of Madrid (Telefonica). The Company received approximately 123 million shares of Telefonica stock, valued at approximately Euros 1.9 billion (US$ 1.6 billion) and approximately $10 million in cash. Subsequently, the Company incurred a total cost of the monetization of the Telefonica shares of $131 million. The Company recorded a pre-tax gain of approximately $556 million on the sale of these properties which is net of the monetization cost.

14. Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2003, 2002 and 2001:

	Balance at January 1	Charged to expense	Used	Adjustments (1)	Balance at December 31

2003
Reorganization of Businesses	$636	$267	$(441)	$(170)	$292
Allowance for Doubtful Accounts	238	62	(22)	(50)	228
Allowance for Losses on Finance Receivables	2,251	33	(160)	(29)	2,095
Warranty Reserves	322	333	(178)	(111)	366
Customer Reserves	539	844	(722)	(77)	584

2002
Reorganization of Businesses	915	658	(719)	(218)	636
Allowance for Doubtful Accounts	222	83	(67)	—	238
Allowance for Losses on Finance Receivables	1,647	642	(38)	—	2,251
Warranty Reserves	313	324	(315)	—	322
Customer Reserves	400	737	(598)	—	539

2001
Reorganization of Businesses	263	1,536	(857)	(27)	915
Allowance for Doubtful Accounts	243	141	(162)	—	222
Allowance for Losses on Finance Receivables	239	1,501	(93)	—	1,647
Warranty Reserves	368	253	(308)	—	313
Customer Reserves	262	534	(396)	—	400

(1)	Reversal into income

MOTOROLA INC. AND SUBSIDIARIES (Dollars in millions, except as noted)	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	131

15. Quarterly and Other Financial Data (unaudited)

	2003				2002
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Operating Results
Net sales	$6,043	$6,163	$6,829	$8,023	$6,181	$6,869	$6,532	$7,697
Gross margin	1,976	2,008	2,322	2,651	1,853	2,240	2,320	2,559
Operating earnings (loss)	130	171	263	520	(362)	(2,239)	341	447
Net earnings (loss)	169	119	116	489	(449)	(2,321)	111	174

Per Share Data (in dollars)
Basic earnings (loss) per common share	$0.07	$0.05	$0.05	$0.21	$(0.20)	$(1.02)	$0.05	$0.08
Diluted earnings (loss) per common share	0.07	0.05	0.05	0.20	(0.20)	(1.02)	0.05	0.08
Dividends declared	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Dividends paid	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Stock prices
High	10.08	9.90	12.70	14.40	16.24	17.12	16.05	12.25
Low	7.71	7.76	8.68	11.81	10.50	13.15	9.92	7.30

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.    There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10: Directors and Executive Officers of the Registrant

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” beginning on page 3 of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “Committees of the Board of Directors—Audit and Legal Committee” beginning on page 6 and “Report of Audit and Legal Committee” beginning on page 27 of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders.

The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 31 of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders.

The response to this Item incorporates by reference the information under the caption “Other Matters—Procedures for Recommending Director Candidates to the Governance and Nominating Committee” beginning on page 32 of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders.

Motorola has adopted a code of ethics, the Motorola Code of Business Conduct (the “Code”), that applies to all employees, including Motorola’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted on Motorola’s internet website, www.motorola.com/investor, and is available free of charge, upon request to Investor Relations, Motorola, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorola.com, phone: 1-800-262-8509. Any amendment to, or waiver from, the Code will be posted on our internet website within five business days following the date of the amendment or waiver. Motorola’s Code of Business Conduct applies to all Motorola employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by implementing the values we share as employees of Motorola—our key beliefs—uncompromising integrity and constant respect for people. The Code places special responsibility on managers and prohibits retaliation for reporting issues.

Item 11: Executive Compensation

The response to this Item incorporates by reference the information under the caption “Director Compensation and Related Transactions” beginning on page 7 of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders and under the captions “Summary Compensation Table,” “Stock Option Grants in 2003,” “Aggregated Option Exercises in 2003 and 2003 Year-End Option Values,” “Long-Term Incentive Plans—Awards in 2003,” “Retirement Plans,” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” beginning on page 15 of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related                  Stockholder Matters

The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Ownership of Securities” beginning on page 11 of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders.

Item 13: Certain Relationships and Related Transactions

The response to this Item incorporates by reference the relevant information under the caption “Director Compensation and Related Transactions” beginning on page 7 of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders.

134

Item 14: Principal Accountant Fees and Services

The response to this Item incorporates by reference the information under the caption “Other Matters—Independent Public-Accountants” beginning on page 30 and “Other Matters—Audit and Legal Committee Pre-Approvals Policies” beginning on page 31, of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

See Part II, Item 8 hereof.

2. Financial Statement Schedule and Independent Auditors’ Report

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

Motorola Omnibus Incentive Plan of 2003

Motorola Omnibus Incentive Plan of 2002

Motorola Omnibus Incentive Plan of 2000

Motorola Compensation/Acquisition Plan of 2000

Motorola Amended and Restated Incentive Plan of 1998

Share Option Plan of 1996

Share Option Plan of 1991

Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options

Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options

Form of Motorola, Inc. Restricted Stock Agreement

Form of Motorola, Inc. Restricted Stock Unit Agreement

Form of Restricted Stock Unit Award (Tax-Deferred-Periodic Vesting)

Form of Restricted Stock Unit Award (Tax-Deferred-Cliff Vesting)

Motorola Non-Employee Directors Stock Plan

Form of Deferred Stock Units Agreement relating to the Motorola Non-Employee Directors Stock Plan

Motorola Incentive Plan of 2002

Motorola Mid-Range Incentive Plan (MRIP) of 2003

Motorola Elected Officers Supplementary Retirement Plan

Motorola Management Deferred Compensation Plan

Motorola, Inc. Senior Officer Change in Control Severance Plan

Accidental Death and Dismemberment Insurance for officers

Description of insurance program for Elected Officers of Motorola, Inc.

Arrangement for directors’ fees and retirement plan for non-employee directors

Insurance covering non-employee directors and their spouses

Retirement Agreement between Motorola, Inc. and Christopher B. Galvin dated September 19, 2003

Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003

Description of Future Compensation Arrangements between Motorola, Inc. and Mike Zafirovski

Description of Future Compensation Arrangements between Motorola, Inc. and David Devonshire

Description of Future Compensation Arrangements between Motorola, Inc. and Gregory Q. Brown

(b)	Reports on Form 8-K.

Motorola filed Current Reports on Form 8-K on December 16, 2003 and December 18, 2003 and furnished a Current Report on Form 8-K on January 20, 2004.

(c)	Exhibits:

See Item 14(a)3 above.

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors

Motorola, Inc.:

We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-51847, 333-65941, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612, 333-60976, 333-87724, 333-87728, 333-87730, 333-104259 and 333-105107) and on Form S-3 (Nos. 333-75940, 333-76637 and 333-36320) of Motorola, Inc. of our report dated January 20, 2004 with respect to the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, which report appears in the annual report on Form 10-K of Motorola, Inc. for the year ended December 31, 2003. Our report on the consolidated financial statements refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

Chicago, Illinois

March 12, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ EDWARD J. ZANDER Edward J. Zander Chairman of the Board and Chief Executive Officer

March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. ZANDER Edward J. Zander	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ DAVID W. DEVONSHIRE David W. Devonshire	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ STEVEN J. STROBEL Steven J. Strobel	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2004

/s/ H. LAURANCE FULLER H. Laurance Fuller	Director	March 12, 2004

/s/ JUDY C. LEWENT Judy C. Lewent	Director	March 12, 2004

/s/ WALTER E. MASSEY Dr. Walter E. Massey	Director	March 12, 2004

/s/ NICHOLAS NEGROPONTE Nicholas Negroponte	Director	March 12, 2004

/s/ INDRA K. NOOYI Indra K. Nooyi	Director	March 12, 2004

/s/ JOHN E. PEPPER, JR. John E. Pepper, Jr.	Director	March 12, 2004

/s/ SAMUEL C. SCOTT III Samuel C. Scott III	Director	March 12, 2004

/s/ DOUGLAS A. WARNER III Douglas A. Warner III	Director	March 12, 2004

/s/ B. KENNETH WEST B. Kenneth West	Director	March 12, 2004

/s/ JOHN A. WHITE Dr. John A. White	Director	March 12, 2004

/s/ MIKE S. ZAFIROVSKI Mike S. Zafirovski	Director	March 12, 2004

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation of Motorola, Inc., as amended through May 3, 2000 (incorporated by reference to Exhibit 3(i)(b) to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000) (File No. 1-7221)).

3.2		Certificate of Designations, Preferences and Rights of Junior Participating Preferred Stock, Series B (incorporated by reference to Exhibit 3.3 to Motorola’s Registration Statement on Form S-3 dated January 20, 1999 (Registration No. 333-70827)).

3.3		By-Laws of Motorola, Inc., as amended through November 8, 2001 (incorporated by reference to Exhibit 3.3 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-7221)).

4.1		Amended and Restated Rights Agreement effective as of February 5, 2004 between Motorola, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.1 to Amendment No. 3 to Motorola’s Registration Statement on Form 8-A/A dated February 5, 2004 (File No. 1-7221)).

4.2	(a)	Senior Indenture, dated as of May 1, 1995, between Harris Trust and Savings Bank and Motorola, Inc. (incorporated by reference to Exhibit 4(d) of the Registrant’s Registration Statement on Form S-3 dated September 25, 1995 (Registration No. 33-62911)).

4.2	(b)

Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.2(b) to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).

Certain instruments defining the rights of holders of long-term debt of Motorola and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Motorola agrees to furnish a copy of any such instrument to the Commission upon request.

4.3		Purchase Contract Agreement, dated as of October 31, 2001, between Motorola, Inc. and First Union Trust Company, National Association, as Purchase Contract Agent (incorporated by reference to Exhibit 99 of Motorola’s Quarterly Report on Form 10-Q for the period ending September 30, 2001 (File No. 1-7221)), as supplemented by Supplemental Agreement No. 1, dated as of December 21, 2001, to Purchase Contract Agreement dated as of October 31, 2001, between Motorola, Inc. and First Union Trust Company, National Association, as Purchase Contract Agent (incorporated by reference to Exhibit 4.15B of Motorola’s Registration Statement on Form S-3 dated December 26, 2001 (File No. 333-75940)).

10.1		Motorola Omnibus Incentive Plan of 2003, as amended through May 6, 2003 (incorporated by reference to Exhibit 10.29 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.2		Motorola Omnibus Incentive Plan of 2002, as amended through May 5, 2003 (incorporated by reference to Exhibit 10.1 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.3		Motorola Omnibus Incentive Plan of 2000, as amended through May 5, 2003 (incorporated by reference to Exhibit 10.8 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.4		Motorola Compensation/Acquisition Plan of 2000, as amended through May 5, 2003 (incorporated by reference to Exhibit 10.9 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

Exhibit No.	Exhibit

10.5	Motorola Amended and Restated Incentive Plan of 1998, as amended through May 5, 2003 (incorporated by reference to Exhibit 10.7 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.6	Share Option Plan of 1996, as amended through May 7, 1997 (incorporated by reference to Exhibit 10.6 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

10.7	Share Option Plan of 1991, as amended through August 7, 1995 (incorporated by reference to Exhibit 10.4 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

10.8	Resolutions Amending Sections 7 and 9(b) of the Share Option Plan of 1991, effective August 15, 1996 (incorporated by reference to Exhibit 10.5 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

10.9	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 and the Motorola Omnibus Incentive Plan of 2000 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).

10.10	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998, and the Motorola Compensation/Acquisition Plan of 2000, as amended through May 5, 2003 (incorporated by reference to Exhibit 10.11 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.11	Form of Motorola, Inc. Restricted Stock Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, as amended through May 5, 2003 (incorporated by reference to Exhibit 10.12 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.12	Form of Motorola, Inc. Restricted Stock Unit Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, as amended through May 5, 2003 (incorporated by reference to Exhibit 10.13 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.13	Form of Restricted Stock Unit Award (Tax Deferred-Periodic Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000 (incorporated by reference to Exhibit 10.32 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.14	Form of Restricted Stock Unit Award (Tax Deferred-Cliff Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000 (incorporated by reference to Exhibit 10.33 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.15	Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

Exhibit No.	Exhibit

10.16	Form of Deferred Stock Units Agreement relating to the Motorola Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.31 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.17	Motorola Incentive Plan of 2002 (incorporated by reference to Exhibit 10.1 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2002 (File No. 1-7221)).

10.18	Motorola Mid-Range Incentive Plan (MRIP) of 2003 (incorporated by reference to Exhibit 10.30 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.19	Motorola Elected Officers Supplementary Retirement Plan, as amended through May 1, 2000 (incorporated by reference to Exhibit 10.7 to Motorola’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).

10.20	Motorola Management Deferred Compensation Plan, as amended through November 5, 2002 (incorporated by reference to Exhibit 10.16 to Motorola’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

*10.21	Motorola, Inc. Senior Officer Change in Control Severance Plan, adopted May 9, 2001.

*10.22	Accidental death and dismemberment insurance for officers.

*10.23	Description of insurance program for Elected Officers of Motorola, Inc.

10.24	Arrangement for directors’ fees and retirement plan for non-employee directors (description incorporated by reference from pages 7 and 8 of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders).

*10.25	Insurance covering non-employee directors and their spouses (including a description incorporated by reference to page 8 of Motorola’s Proxy Statement for the 2004 annual meeting of stockholders).

10.26	Retirement Agreement between Motorola, Inc. and Christopher B. Galvin dated September 19, 2003 (incorporated by reference to Exhibit 10.1 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-7221)).

*10.27	Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003.

10.28	Description of Future Compensation Arrangements between Motorola, Inc. and Mike Zafirovski, President and Chief Operating Officer of the Company, as of July 2002 (incorporated by reference to Exhibit 10.1 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (File No. 1-7221)).

10.29	Description of Future Compensation Arrangements between Motorola, Inc. and David Devonshire, Executive Vice President and Chief Financial Officer of the Company, as of March 2002 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (File No. 1-7221)).

*10.30	Description of Future Compensation Arrangements between Motorola, Inc. and Gregory Q. Brown, Executive Vice President, President and Chief Executive Officer, Commercial, Government and Industrial Solutions Sector, as of December 2002.

*12	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

*21	Subsidiaries of Motorola.

Exhibit No.	Exhibit

23	Consent of KPMG LLP. See page 136 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

*31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith