Form 10-Q
period 2004-04-03
MOTOROLA INC
filed 2004-05-12
CIK 68505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 3, 2004

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 1-7221

MOTOROLA, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-1115800
(State of Incorporation)	(I.R.S. Employer Identification No.)

1303 E. Algonquin Road Schaumburg, Illinois	60196
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 576-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 3, 2004:

Class	Number of Shares
Common Stock; $3 Par Value	2,344,190,329

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales	$8,561	$6,043
Costs of sales	5,693	4,067

Gross margin	2,868	1,976

Selling, general and administrative expenses	1,144	897
Research and development expenditures	967	947
Reorganization of businesses	(20)	63
Other charges (income)	(45)	(61)

Operating earnings	822	130

Other income (expense):
Interest expense, net	(67)	(93)
Gains on sales of investments and businesses	181	279
Other	(20)	(59)

Total other income	94	127

Earnings before income taxes	916	257
Income tax expense	307	88

Net earnings	$609	$169

Earnings per common share
Basic	$.26	$.07
Diluted	$.25	$.07

Weighted average common shares outstanding
Basic	2,337.2	2,311.5
Diluted	2,487.4	2,325.1

Dividends per share	$.04	$.04

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	April 3, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$8,276	$7,877
Short-term investments	139	139
Accounts receivable, net	4,976	4,436
Inventories, net	2,632	2,792
Deferred income taxes	1,637	1,678
Other current assets	1,108	985

Total current assets	18,768	17,907

Property, plant and equipment, net	4,762	5,164
Investments	3,188	3,335
Deferred income taxes	3,292	3,349
Other assets	2,340	2,343

Total assets	$32,350	$32,098

Liabilities and Stockholders’ Equity
Notes payable and current portion of long-term debt	$834	$896
Accounts payable	2,924	2,789
Accrued liabilities	5,850	5,748

Total current liabilities	9,608	9,433

Long-term debt	6,679	6,675
Other liabilities	2,940	2,815
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures (TOPrS)	—	486
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	7,033	7,017
Additional paid-in capital	2,421	2,362
Retained earnings	3,618	3,103
Non-owner changes to equity	51	207

Total stockholders’ equity	13,123	12,689

Total liabilities and stockholders’ equity	$32,350	$32,098

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In millions)

		Non-Owner Changes To Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available for Sale Securities, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Other Items, Net of Tax	Retained Earnings	Comprehensive Earnings (Loss)
Balances at December 31, 2003	$9,379	$1,499	$(217)	$(1,075)	$3,103
Net earnings					609	$609
Net unrealized losses on securities (net of tax of $114)		(183)				(183)
Foreign currency translation adjustments (net of tax of $16)			(20)			(20)
Issuance of common stock and stock options exercised	75
Net gains on derivative instruments (net of tax of $27)				47		47
Dividends declared ($.04 per share)					(94)

Balances at April 3, 2004	$9,454	$1,316	$(237)	$(1,028)	$3,618	$453

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Three Months Ended
	April 3, 2004	March 29, 2003
Operating
Net earnings	$609	$169
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	348	433
Charges for reorganization of businesses and other	(54)	45
Gains on sales of investments and businesses, net	(181)	(279)
Deferred income taxes	168	16
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(544)	542
Inventories	157	8
Other current assets	(121)	12
Accounts payable and accrued liabilities	295	(442)
Other assets and liabilities	181	(25)

Net cash provided by operating activities	858	479

Investing
Acquisitions and investments, net	(42)	(19)
Proceeds from sales of investments and businesses	347	346
Capital expenditures	(201)	(113)
Proceeds from sale of property, plant and equipment	24	26
Purchases of short-term investments	—	(18)

Net cash provided by investing activities	128	222

Financing
Repayment of commercial paper and short-term borrowings	(32)	(29)
Repayment of debt	(7)	(832)
Redemption of TOPrS	(500)	—
Issuance of common stock	52	2
Payment of dividends	(94)	(93)

Net cash used for financing activities	(581)	(952)

Effect of exchange rate changes on cash and cash equivalents	(6)	34

Net increase (decrease) in cash and cash equivalents	399	(217)
Cash and cash equivalents, beginning of period	7,877	6,507

Cash and cash equivalents, end of period	$8,276	$6,290

Cash paid during the period for:
Interest, net	$72	$95
Income taxes, net of refunds	98	108

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except as noted)

1. Basis of Presentation

The condensed consolidated financial statements as of April 3, 2004 and for the three months ended April 3, 2004 and March 29, 2003, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of April 3, 2004 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended April 3, 2004 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2004 presentation.

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

2. Other Financial Data

Statement of Operations Information

Other Charges (Income)

Other Charges (Income) included in Operating Earnings consist of the following:

	Three Months Ended
	April 3, 2004	March 29, 2003
Other Charges (Income):
Reserves related to previously-received incentives	$(52)	$—
Iridium settlements	—	(59)
Other	7	(2)

	$(45)	$(61)

Other Income (Expense)

The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company’s condensed consolidated statements of operations:

	Three Months Ended
	April 3, 2004	March 29, 2003
Interest Expense, net:
Interest expense	$(103)	$(117)
Interest income	36	24

	$(67)	$(93)

Other:
Investment impairments	$(7)	$(47)
Foreign currency losses	(3)	(12)
TOPrS redemption costs	(14)	—
Other	4	—

	$(20)	$(59)

Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share:

	Three Months Ended
	April 3, 2004	March 29, 2003
Basic earnings per common share:
Net earnings	$609	$169
Weighted average common shares outstanding	2,337.2	2,311.5
Per share amount	$.26	$.07

Diluted earnings per common share:
Net earnings	$609	$169
Add: Interest on equity security units, net	13	—

Net earnings as adjusted	$622	$169

Weighted average common shares outstanding	2,337.2	2,311.5
Add effect of dilutive securities:
Stock options/restricted stock	79.6	10.1
Equity security units	69.4	—
Zero coupon notes due 2009	1.1	—
Zero coupon notes due 2013	0.1	3.5

Diluted weighted average common shares outstanding	2,487.4	2,325.1

Per share amount	$.25	$.07

In the computation of diluted earnings per common share for the three months ended April 3, 2004, out-of-the-money stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the three months ended March 29, 2003, the assumed conversions of the zero coupon notes due 2009, the equity security units and out-of-the-money stock options were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

Accounts Receivable, net, consists of the following:

	April 3, 2004	December 31, 2003
Accounts receivable	$5,187	$4,664
Less allowance for doubtful accounts	(211)	(228)

	$4,976	$4,436

Inventories

Inventories, net, consist of the following:

	April 3, 2004	December 31, 2003
Finished goods	$1,017	$1,069
Work-in-process and production materials	2,323	2,459

	3,340	3,528
Less inventory reserves	(708)	(736)

	$2,632	$2,792

Property, Plant, and Equipment

Property, Plant and Equipment, net, consists of the following:

	April 3, 2004	December 31, 2003
Land	$298	$301
Building	4,660	4,865
Machinery and equipment	13,232	13,513

	18,190	18,679
Less accumulated depreciation	(13,428)	(13,515)

	$4,762	$5,164

For the three months ended March 29, 2003, impairment charges were $62 million, for certain buildings and equipment that were deemed to be impaired, primarily in connection with facility consolidations undertaken by the Semiconductor Products and Personal Communications segments. Depreciation expense for the three months ended April 3, 2004 and March 29, 2003 was $326 million and $406 million, respectively.

Investments

Investments consist of the following:

	April 3, 2004	December 31, 2003
Available-for-sale securities:
Cost basis	$616	$500
Gross unrealized gains	2,141	2,438
Gross unrealized losses	(8)	(8)

Fair value	2,749	2,930
Other securities, at cost	306	254
Equity method investments	133	151

	$3,188	$3,335

For the three months April 3, 2004 and March 29, 2003, the Company recorded impairment charges of $7 million and $47 million, respectively, representing other-than-temporary declines in the value of its investment portfolio. The $47 million charge for the three months ended March 29, 2003, was primarily comprised of a $29 million charge to write down to zero the Company’s debt security holding in a European cable operator.

Gains on Sales of Investments and Businesses, net, consist of the following:

	Three Months Ended
	April 3, 2004	March 29, 2003
Gains on sales of investments	$179	$275
Gains on sales of businesses	2	4

	$181	$279

The $181 million in gains for the three months ended April 3, 2004 are primarily comprised of a $130 million gain on the sale of shares in Broadcom Corporation and a $41 million gain on the sale of shares in Semiconductor Manufacturing International Corporation. The $279 million gain for the three months ended March 29, 2003 was primarily comprised of a $255 million gain on the sale of shares in Nextel Communications, Inc.

Other Assets

Other Assets consist of the following:

	April 3, 2004	December 31, 2003
Long-term finance receivables, net of allowances of $2,084 and $2,095	$107	$209
Goodwill	1,411	1,416
Intangible assets, net of accumulated amortization of $354 and $339	171	184
Interest rate swaps	224	150
Notes receivable	45	52
Other	382	332

	$2,340	$2,343

Accrued Liabilities

Accrued Liabilities consist of the following:

	April 3, 2004	December 31, 2003
Compensation	$862	$1,154
Customer reserves	744	584
Customer downpayments	471	429
Warranty reserves	437	366
Other	3,336	3,215

	$5,850	$5,748

Other Liabilities

Other Liabilities consist of the following:

	April 3, 2004	December 31, 2003
Defined benefit plans	$1,620	$1,527
Nextel hedge	229	310
Postretirement health care plan	204	218
Other	887	760

	$2,940	$2,815

Stockholders’ Equity Information

Comprehensive Earnings (Loss)

The net unrealized gains (losses) on securities included in Comprehensive Earnings (Loss) are comprised of the following:

	Three Months Ended
	April 3, 2004	March 29, 2003
Gross unrealized gains (losses) on securities, net of tax	$(71)	$144
Less: Realized (gains) losses, net of tax	(112)	(156)

Net unrealized losses on securities, net of tax	$(183)	$(12)

3. Stock Compensation Costs

The Company measures compensation cost for stock options and restricted stock using the intrinsic value-based method. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. The Company has evaluated the pro forma effects of using the fair value-based method of accounting and as such, net earnings, basic earnings per common share and diluted earnings per common share would have been as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003
Net earnings:
Net earnings as reported	$609	$169
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	4	6
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(40)	(66)

Pro forma	$573	$109

Basic earnings per common share:
As reported	$.26	$.07
Pro forma	$.25	$.05
Diluted earnings per common share:
As reported	$.25	$.07
Pro forma	$.23	$.05

On May 4, 2004, the Company granted approximately 53 million options to approximately 32,000 eligible employees. The options were granted at fair market value and, in general, vest and become exercisable in 25% increments, annually, over the four years after the grant date.

4. Debt and Credit Facilities

In March 2004, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company (the “Trust”), redeemed all outstanding Trust Originated Preferred Securitiessm (“TOPrS”). In February 1999, the Trust sold 20 million TOPrS to the public for an aggregate offering price of $500 million. The Trust used the proceeds from that sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 (“Subordinated Debentures”) from the Company with the same payment terms as the TOPrS. The sole assets of the Trust were the Subordinated Debentures. Historically, the TOPrS have been reflected as “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company-Guaranteed Debentures” in the Company’s consolidated balance sheets. On March 26, 2004, all outstanding TOPrS were redeemed for an aggregate redemption price of $500 million plus accrued interest. No TOPrS or Subordinated Debentures remain outstanding.

In March 2004, the Company also redeemed all outstanding Liquid Yield Option Notes due September 7, 2009 (the “2009 LYONs”) and all outstanding Liquid Yield Option Notes due September 27, 2013 (the “2013 LYONs”). On March 26, 2004, all then-outstanding 2009 LYONs and 2013 LYONs, not validly exchanged for stock, were redeemed for an aggregate redemption price of approximately $4 million. No 2009 LYONs or 2013 LYONs remain outstanding.

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

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The principal amount of outstanding interest rate hedges was $4.5 billion both at April 3, 2004 and December 31, 2003.

The short-term LIBOR-based variable rate payments for each of the above interest rate swaps were 2.9% and 2.6% for the three months ended April 3, 2004 and March 29, 2003, respectively. The fair value of all interest rate swaps at April 3, 2004 and December 31, 2003 was approximately $224 million and $150 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at April 3, 2004 and December 31, 2003.

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

5. Employee Benefit Plans

Pension Benefits

Net periodic pension cost for the U.S. regular pension plan, officers’ plan, MSPP, and Non U.S. plans was as follows:

	Three Months Ended
	April 3, 2004			March 29, 2003
	Regular	Officers’ and MSPP	Non U.S.	Regular	Officers’ and MSPP	Non U.S.
Service cost	$45	$5	$13	$42	$6	$9
Interest cost	68	3	17	61	3	8
Expected return on plan assets	(71)	(1)	(12)	(70)	(1)	(6)
Amortization of:
Unrecognized prior service cost	(2)	—	—	(2)	—	—
Unrecognized net loss	5	1	5	—	—	3
Settlement/curtailment loss	—	3	—	—	2	—

Net periodic pension cost	$45	$11	$23	$31	$10	$14

The Company expects to make a total cash contribution of between $150 million and $250 million to the U.S. regular pension plan during 2004. $50 million was contributed in April 2004.

Postretirement Health Care Benefits

Net retiree health care expenses was as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003
Service Cost	$3	$4
Interest Cost	12	12
Expected return on plan assets	(5)	(6)
Amortization of:
Unrecognized prior service cost	(1)	—
Unrecognized net loss	4	3

Net retiree health care expense	$13	$13

6. Financing Arrangements

Finance receivables consist of the following:

	April 3, 2004	December 31, 2003
Gross finance receivables	$2,302	$2,396
Less allowance for losses	(2,084)	(2,095)

	218	301
Less current portion	(111)	(92)

Long-term finance receivables	$107	$209

Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables for both the three months ended April 3, 2004 and March 29, 2003 was $1 million.

An analysis of impaired finance receivables included in total finance receivables is as follows:

	April 3, 2004	December 31, 2003
Impaired finance receivables:
Requiring allowance for losses	$2,090	$2,083
Expected to be fully recoverable	—	125

	2,090	2,208
Less allowance for losses on impaired finance receivables	2,081	2,075

Impaired finance receivables, net	$9	$133

At April 3, 2004 and December 31, 2003, the Company had $2.0 billion of gross receivables from one customer, Telsim, in Turkey (the “Telsim Loan”). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both April 3, 2004 and December 31, 2003, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court.

The Company sells short-term receivables through the Motorola Receivables Corporation (“MRC”) short-term receivables program, which provides for up to $425 million of short-term receivables to be outstanding with third parties at any time, as well as selling short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $859 million and $686 million for the three months ended April 3, 2004 and March 29, 2003, respectively. There were $846 million and $771 million of short-term receivables outstanding under these arrangements at April 3, 2004 and December 31, 2003, respectively (including $219 million and $170 million, respectively, under the MRC program). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $22 million and $25 million at April 3, 2004 and December 31, 2003, respectively, with reserves of $13 million recorded for potential losses on this exposure at both April 3, 2004 and December 31, 2003.

Certain purchasers of the Company’s infrastructure equipment continue to require suppliers to provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. The Company had outstanding commitments to extend credit to third-parties totaling $228 million and $149 million at April 3, 2004 and December 31, 2003, respectively.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $10 million at both April 3, 2004 and December 31, 2003. For the three months ended April 3, 2004 and March 29, 2003, no payments were made under the terms of these guarantees. At April 3, 2004, these financial guarantees are to one customer and are scheduled to expire in 2005. Customer borrowings outstanding under these third-party loan arrangements were $10 million at both April 3, 2004 and December 31, 2003. Accrued liabilities of $1 million at both April 3, 2004 and December 31, 2003 have been recorded to reflect management’s best estimate of probable losses of unrecoverable amounts should these guarantees be called.

7. Goodwill and Other Intangible Assets

Amortized intangible assets, excluding goodwill were comprised of the following:

	April 3, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Licensed technology	$102	$101	$102	$101
Completed technology	380	231	378	217
Other Intangibles	43	22	43	21

	$525	$354	$523	$339

Amortization expense on intangible assets was $13 million and $15 million for the three months ended April 3, 2004 and March 29, 2003, respectively. Amortization expense is estimated to be $51 million for 2004, $39 million in 2005, $32 million in 2006, $26 million in 2007, and $13 million in 2008.

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2004 to April 3, 2004, by business segment:

Segment	January 1, 2004	Acquired	Adjustments	April 3, 2004
Personal Communications	$17	$—	$—	$17
Semiconductor Products	202	—	(5)	197
Global Telecom Solutions	97	—	—	97
Commercial, Government and Industrial Solutions	123	—	—	123
Integrated Electronic Systems	71	—	—	71
Broadband Communications	782	—	—	782
Other Products	124	—	—	124

	$1,416	$—	$(5)	$1,411

8. Commitments and Contingencies

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

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification under these types of provisions is $104 million and the Company has accrued $47 million as of April 3, 2004 for certain claims that have been asserted under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company as of April 3, 2004.

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

9. Segment Information

Summarized below are the Company’s segment sales and operating earnings (loss) for the three months ended April 3, 2004, and March 29, 2003. In January 2004, a decision was made to realign the operations of Next Level Communications, Inc. (Next Level), a wholly-owned subsidiary of Motorola, within the Broadband

Communications segment (BCS). The financial results of Next Level have been reclassified from the Other Products segment to BCS for all periods presented.

	Three Months Ended
	April 3, 2004	March 29, 2003	% Change
Segment Sales:
Personal Communications Segment	$4,081	$2,447	67%
Semiconductor Products Segment	1,396	1,151	21
Global Telecom Solutions Segment	1,317	952	38
Commercial, Govt. and Industrial Solutions Segment	1,020	863	18
Integrated Electronic Systems Segment	654	521	26
Broadband Communications Segment	488	421	16
Other Products Segment	82	79	4
Adjustments & Eliminations	(477)	(391)	22

Segment Totals	$8,561	$6,043	42

	Three Months Ended
	April 3, 2004	% Of Sales	March 29, 2003	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$398	10%	$114	5%
Semiconductor Products Segment	107	8	(121)	(11)
Global Telecom Solutions Segment	119	9	29	3
Commercial, Govt. and Industrial Solutions Segment	178	17	62	7
Integrated Electronic Systems Segment	43	7	25	5
Broadband Communications Segment	24	5	13	3
Other Products Segment	(25)	(30)	—	—
Adjustments & Eliminations	—	—	(11)	3

	844	10	111	2
General Corporate	(22)		19

Operating earnings	822	10	130	2
Total other income	94	1	127	2

Earnings before income taxes	$916	11	$257	4

10. Reorganization of Businesses

In an effort to reduce costs, the Company has implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The Company records provisions for employee separation costs and exit costs when they are probable and estimable based on estimates prepared at the time the restructuring plans are approved by management. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

Three months ended April 3, 2004

For the three months ended April 3, 2004, the Company recorded reversals of $21 million for reserves no longer needed, of which $1 million was included in Costs of Sales and $20 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. Included in the aggregate $21 million are $15 million of reversals of employee separation and exit cost reserves which were no longer needed and $6 million of fixed asset adjustments.

Reorganization of Businesses Charges—by Segment

The following table displays the reversals by segment for the three months ended April 3, 2004:

Segment	Exit Costs	Employee Separations	Total
Personal Communications	$—	$(3)	$(3)
Semiconductor Products	—	(2)	(2)
Global Telecom Solutions	(1)	(3)	(4)
Commercial, Government and Industrial Solutions	—	(3)	(3)
Integrated Electronic Systems	—	—	—
Broadband Communications	(1)	(1)	(2)
Other Products	—	—	—

	(2)	(12)	(14)
General Corporate	—	(1)	(1)

	$(2)	$(13)	$(15)

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2004 to April 3, 2004:

Exit Costs

	Accruals at January 1, 2004	2004 Additional Charges	2004 Adjustments	2004 Amount Used	Accruals at April 3, 2004
Business exits	$65	$—	$—	$(4)	$61
Manufacturing & administrative consolidations	78	—	(2)	(12)	64

	$143	$—	$(2)	$(16)	$125

The 2004 adjustments of $(2) million represent reversals for accruals no longer needed. The $16 million used in 2004 reflects cash payments. The remaining accrual of $125 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2004 to April 3, 2004:

Employee Separation Costs

	Accruals at January 1, 2004	2004 Additional Charges	2004 Adjustments	2004 Amount Used	Accruals at April 3, 2004
Manufacturing & administrative consolidations	$149	$—	$(13)	(64)	$72

At January 1, 2004, the Company had an accrual of $149 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2004 adjustments of $13 million represent reversals of accruals no longer needed.

During the three months ended April 3, 2004, approximately 1,300 employees were separated from the Company. The $64 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $72 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, is expected to be paid to approximately 1,000 separated employees in 2004.

Three	months ended March 29, 2003

For the three months ended March 29, 2003, the Company recorded net charges of $66 million, of which $3 million was included in Costs of Sales and $63 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. The aggregate $66 million charge was comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Manufacturing and administrative consolidations	$(3)	$7	$62	$66

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in charges of $117 million, $66 million net of reversals, for the three months ended March 29, 2003. The charge consisted primarily of: (i) $45 million in the Semiconductor Products segment primarily for fixed asset impairments related to a manufacturing facility in Texas; (ii) $26 million in General Corporate for the impairment of assets classified as held-for-sale; and (iii) $41 million, primarily in the Commercial, Government and Industrial Solutions and Semiconductor Products segments, related to employee separation costs. These charges were offset by reversals of $51 million primarily for unused accruals relating to previously-expected employee separation costs across all segments.

Reorganization	of Businesses Charges—by Segment

The following table displays the net charges incurred by segment for the three months ended March 29, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$2	$(7)	$(6)
Semiconductor Products	—	2	45	47
Global Telecom Solutions	(1)	(3)	(2)	(6)
Commercial, Government and Industrial Solutions	(2)	11	—	9
Integrated Electronic Systems	—	(2)	—	(2)
Broadband Communications	2	(4)	—	(2)
Other Products	—	(1)	—	(1)

	(2)	5	36	39
General Corporate	(1)	2	26	27

	$(3)	$7	$62	$66

Reorganization	of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to March 29, 2003:

Exit Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at March 29, 2003
Discontinuation of product lines	$6	$—	$—	$(3)	$3
Business exits	82	—	—	(6)	76
Manufacturing & administrative consolidations	129	$2	(5)	(7)	119

	$217	$2	$(5)	$(16)	$198

The 2003 amount used of $16 million reflects cash payments of $13 million and non-cash utilization of $3 million. The remaining accrual of $198 million, which was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represented future cash payments, primarily for lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to March 29, 2003:

Employee Separation Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at March 29, 2003
Manufacturing & administrative consolidations	$419	$41	$(34)	$(113)	$313

At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees. The 2003 additional charges of $41 million represent the severance costs for approximately an additional 1,200 employees.

During the three months ended March 29, 2003, approximately 2,000 employees were separated from the Company. The $113 million used in 2003 reflects cash payments to these separated employees. The remaining accrual of $313 million, which was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represented payments to approximately 6,400 employees.

11. Subsequent Event

In May 2004, the Company completed the acquisition of Quantum Bridge Communications®, Inc. (“Quantum Bridge”), in an all cash transaction. Quantum Bridge is a leading provider of fiber-to-the-premises (FTTP) solutions based in Andover, Massachusetts. The results of operations of Quantum Bridge will be included in the Broadband Communications segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements are not expected to be significant.

Motorola, Inc. And Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months ended April 3, 2004 and March 29, 2003, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2003.

Executive Overview

Our Business

Motorola, Inc. is a global leader in wireless, broadband and automotive communications technologies and embedded electronic products.

•	Wireless

Handsets: We are one of the world’s leading providers of wireless handsets, which transmit and receive voice, text, images and other forms of information and communication.

Wireless Networks: We also develop, manufacture and market public and enterprise wireless infrastructure communications systems, including hardware, software and services.

Mission-Critical Information Systems: In addition, we are a leading provider of customized, mission-critical radio communications and information systems.

•	Broadband

We are a global leader in developing and deploying end-to-end digital broadband entertainment, communication and information systems for the home and for the office. Motorola broadband technology enables network operators and retailers to deliver video, voice and data products and services that connect consumers to what they want, when they want it.

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

First Quarter Highlights

Our net sales were $8.6 billion in the first quarter of 2004, up 42% from $6.0 billion in the first quarter of 2003. The increase in net sales was primarily driven by increased net sales in our wireless handset, wireless infrastructure and semiconductor products businesses, although net sales increased in all six of our major segments. Strong demand for new products, particularly camera phones, drove the success of our wireless handset business, as we had a 51% increase in unit shipments compared to the first quarter of 2003. Our wireless infrastructure business had increased net sales in all regions and all technologies. Our semiconductor products business had increased net sales in all regions and all end-market user groups, particularly in the networking and wireless markets. Net sales in this business were also positively impacted by the success of our wireless handset business, which is the semiconductor business’ largest customer.

We generated net earnings of $609 million in the first quarter of 2004, compared to net earnings of $169 million in the first quarter of 2003. The improvement in net earnings was driven primarily by the $2.5 billion increase in net sales, as well as operating improvements, particularly in our semiconductor products business and our public safety and enterprise business. An improved manufacturing capacity utilization rate, and other manufacturing efficiencies drove the improvement in operating results in our semiconductor products business, which had net earnings in the first quarter of 2004, compared to a net loss in the first quarter of 2003. A favorable product mix, due to a higher proportion of subscriber sales, and supply-chain efficiencies resulted in increased earnings for our public safety and enterprise business. In addition, a decrease in investment impairment charges and lower net interest expense, due primarily to favorable interest rate swaps, contributed to the improvement in earnings in the first quarter of 2004 compared to the first quarter of 2003.

In the first quarter of 2004, we had $15 million in reversals of accruals no longer needed related to reorganization of businesses. The $15 million of reversals constitute less than 2% of the Company’s $916 million in earnings before income tax in the first quarter of 2004.

We continued to strengthen our balance sheet in the first quarter of 2004. In the quarter, we had positive operating cash flow of $858 million. This increase in operating cash flow, along with cash proceeds from the sale of investments, gave the Company a net cash* position of $902 million at the end of the quarter. In addition to moving from a net debt to net cash position, we reduced our gross debt** by $544 million.

Looking Forward

As we said at the beginning of 2004, first and foremost, we are focused on increasing profitable sales and growing market share. Demand for many of our products was quite strong in the first quarter. Our sales and earnings grew in the first quarter of 2004 and we gained market share in several end-markets. We remain cautiously optimistic about the economic recovery for information technology products, especially in the areas of communications and related industries. We believe we are well positioned to take advantage of these positive market conditions. Our unique advantage is providing compelling communication products for the mobile user, connecting the auto, the home and the enterprise, including the public safety market. Seamless mobility is our unique core competency and one which will continue to differentiate Motorola from our competitors over the next several years.

We are excited about the range of our new product offerings this year in our wireless handset, network infrastructure, broadband communications, semiconductor, automotive and government and public safety businesses, and we are optimistic about the demand for our products. As demand for our products grows, it becomes more challenging to manage manufacturing capacity and component supplies.

We are in extremely competitive businesses and face new and established competitors regularly. In Asia, our wireless handset business experienced increased competition throughout 2003 and continuing in 2004, particularly in China. We are introducing new products in several markets in response to the competition and continue to focus on these important markets.

The programs described below are designed to address some of the key challenges we face as we focus on increasing profitable sales and growing market share:

•	Improved Execution. We have various programs in place to accelerate our timely delivery of products with higher levels of quality that will result in increased levels of customer delight.

*	Net Cash = Cash and Cash Equivalents + Short-term Investments – Notes Payable and Current Portion of Long-term Debt – Long-term Debt – Trust Originated Preferred Securities (“TOPrS”)
**	Gross Debt = Notes Payable and Current Portion of Long-term Debt + Long-term Debt + TOPrS

•	Improved Cost Structure. We will continue to focus on programs and operational efficiencies that drive down our fixed and discretionary costs. This includes minimizing cost of poor quality, managing costs of purchased materials and services through an improved procurement process, and improving the new product introduction process and engineering effectiveness throughout our business.

•	Improved Customer Focus. We are implementing new company-wide programs to further embrace our customers on both a strategic and tactical basis. We believe our customers, together with our employees, are the Company’s most important assets and must be treated as such every day.

•	Increased Brand Recognition. We are investing in the Motorola corporate brand as well as broadening our efforts for our consumer handset and broadband products. We believe this is critical to establish Motorola as the preeminent supplier of communications technology products and devices for the connected world.

•	Increased Investment in Our Long-Term Technology Portfolio. We are continuing to identify and resource our core competencies and disruptive technologies to ensure that we can continue to lead in our markets over the next decade.

We believe that we have the resources in place to drive further improvement on these initiatives throughout 2004.

Results of Operations

(Dollars in millions, except per share amounts)	Three Months Ended
	April 3, 2004	% of Sales	March 29, 2003	% of Sales
Net sales	$8,561		$6,043
Costs of sales	5,693	66.5%	4,067	67.3%

Gross margin	2,868	33.5%	1,976	32.7%

Selling, general and administrative expenses	1,144	13.4%	897	14.8%
Research and development expenditures	967	11.3%	947	15.7%
Reorganization of businesses	(20)	(0.2)%	63	1.0%
Other charges (income)	(45)	(0.5)%	(61)	(1.0)%

Operating earnings	822	9.6%	130	2.2%

Other income (expense):
Interest expense, net	(67)	(0.8)%	(93)	(1.5)%
Gains on sales of investments and businesses, net	181	2.1%	279	4.6%
Other	(20)	(0.2)%	(59)	(1.0)%

Total other income	94	1.1%	127	2.1%

Earnings before income taxes	916	10.7%	257	4.3%
Income tax expense	307	3.6%	88	1.5%

Net earnings	$609	7.1%	$169	2.8%

Diluted earnings per common share	$0.25		$0.07

Results of Operations—Three months ended April 3, 2004 compared to three months ended March 29, 2003

Net sales

Net sales were $8.6 billion in the first quarter of 2004, up 42% from $6.0 billion in the first quarter of 2003. Net sales increased in all six of the Company’s major segments in the first quarter of 2004 compared to the first quarter of 2003. The overall increase in net sales was due to: (i) a $1.6 billion increase in net sales by the Personal Communications segment (PCS), reflecting a 51% increase in unit shipments and a 16% increase in average selling price (ASP), and driven primarily by strong sales of new products introduced in the second half of 2003, (ii) a $365 million increase in net sales by the Global Telecom Solutions segment (GTSS), reflecting an increase in capital expenditures by wireless service providers, (iii) a $245 million increase in net sales by the Semiconductor Products segment (SPS), reflecting increased net sales in all regions and all end-market groups, particularly in the networking and wireless markets, (iv) a $157 million increase in net sales by the Commercial, Government and Industrial Solutions segment (CGISS), reflecting increased spending by customers in the segment’s government market, primarily due to global homeland security initiatives, and net sales growth in all regions, (v) a $133 million increase in net sales by the Integrated Electronics Systems segment (IESS), primarily due to the success of new products in the automotive market and increased sales of portable energy storage products, driven by the success of the Company’s wireless handset business, and (vi) a $67 million increase in net sales by the Broadband Communications segment (BCS), primarily due to increased spending by cable operators for infrastructure to support advanced services, including IP-based applications and advanced video- based applications, as well an increase in retail sales and an increase in net sales by Next Level Communications, Inc., (Next Level), a wholly-owned subsidiary of Motorola.

Gross margin

Gross margin was $2.9 billion, or 33.5% of net sales, in the first quarter of 2004, compared to $2.0 billion, or 32.7% of net sales, in the first quarter of 2003. Five of the Company’s six major segments had a higher gross margin in the first quarter of 2004 compared to the first quarter of 2003, and three of the of the six major segments had a higher gross margin as a percentage of net sales. The improvement in gross margin in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to the 42% increase in net sales. Improvements in gross margin were also driven by: (i) improvements in SPS, primarily due to an increased manufacturing capacity utilization rate, (ii) improvements in CGISS, due to a favorable product mix, reflecting a higher proportion of higher margin subscriber sales, and supply-chain efficiencies, and (iii) improvements in IESS. These improvements were partially offset by a decrease in gross margin as a percentage of net sales in: (i) GTSS, where gross margins were affected by lower margins on sales in certain emerging markets, and (ii) BCS, where gross margins were primarily impacted by a decline in ASP, primarily due to competitive pricing pressures.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenditures were $1.1 billion, or 13.4% of net sales, in the first quarter of 2004, compared to $897 million, or 14.8% of net sales, in the first quarter of 2003. The increase in SG&A expenditures was primarily due to an increase in overall general and selling expenses. The increase in general expenditures was due primarily to an increase in employee incentive program accruals in all six major segments. The increase in selling expenditures was primarily due to: (i) increased selling and sales support expenditures, reflecting the increase in net sales, (ii) increased marketing expenditures in all six major segments, and (iii) increased advertising expenditures in PCS.

Research and development expenditures

Research and development (R&D) expenditures were $967 million, or 11.3% of net sales, in the first quarter of 2004, compared to $947 million, or 15.7% of net sales, in the first quarter of 2003. The slight increase in R&D expenditures was primarily due to: (i) increased developmental engineering expenditures by PCS, as the segment continues to focus on developing compelling new product offerings, and (ii) increased R&D expenditures in CGISS. These increases were partially offset by: (i) decreased R&D expenditures by GTSS, primarily due to improved engineering efficiencies, and (ii) decreased R&D expenditures by SPS.

Reorganization of businesses

The Company recorded income of $21 million related to reorganization of businesses in the first quarter of 2004, reflecting reversal of accruals no longer needed, of which $20 million was recorded in the condensed consolidated statements of operations under Reorganization of Businesses and $1 million was recorded in Costs of Sales. Included in the aggregate $21 million are $15 million of reversals of employee separation and exit cost reserves which were no longer needed and $6 million of fixed asset adjustments. The $15 million in reversals constitutes less than 2% of the Company’s $916 million in earnings before income taxes in the first quarter of 2004.

Total reorganization of businesses charges in the first quarter of 2003 were $66 million, including $63 million reflected under Reorganization of Businesses and $3 million included in Costs of Sales. Reorganization of businesses charges in the first quarter of 2003 include costs associated with workforce reductions, product line discontinuations, business exits, and consolidation of manufacturing and administrative operations. These charges are discussed in further detail in the “Reorganization of Businesses Charges” section below.

Other charges (income)

The Company recorded income of $45 million in Other Charges (Income) in the first quarter of 2004, compared to income of $61 million in the first quarter of 2003. The income of $45 million in the first quarter of 2004 primarily consists of $52 million in income from the reversal of reserves for previously-received incentives related to impaired semiconductor facilities, partially offset by $9 million in charges related to the separation of SPS into a wholly-owned subsidiary. Other Charges (Income) in the first quarter of 2003 was primarily comprised of $59 million in income relating to the reassessment of remaining reserve requirements as a result of a litigation settlement agreement with The Chase Manhattan Bank regarding Iridium, a discontinued program to launch a low-orbit satellite communications system.

Net interest expense

Net interest expense was $67 million in the first quarter of 2004, compared to $93 million in the first quarter of 2003. Net interest expense in the first quarter of 2004 included interest expense of $103 million, partially offset by interest income of $36 million. Net interest expense in the first quarter of 2003 included interest expense of $117 million, partially offset by interest income of $24 million. The decrease in net interest expense in the first quarter of 2004 compared to the first quarter of 2003 was primarily attributed to: (i) additional benefits derived from fixed-to-floating interest rate swaps, (ii) an increase in interest income due to a higher average balance of cash and cash equivalents, partially offset by lower interest rates, and (iii) a $931 million reduction in gross debt.

Gains on sales of investments and businesses

Gains on sales of investments and businesses in the first quarter of 2004 were $181 million, compared to $279 million in the first quarter of 2003. In the first quarter of 2004, the net gains were primarily related to: (i) a $130 million gain on the sale of the Company’s remaining investment in Broadcom Corporation, and (ii) a $41 million gain on the sale of a portion of the Company’s investment in Semiconductor Manufacturing International Corporation. In the first quarter of 2003, the majority of the gain was a result of the sale of 25 million shares of Nextel Communications, Inc. held by the Company for investment purposes.

Other

Charges classified as Other, as presented in Other Income (Expense), resulted in net charges of $20 million in the first quarter of 2004, compared to net charges of $59 million in the first quarter of 2003. Charges classified as Other in the first quarter of 2004 primarily included: (i) $14 million in charges related to the redemption of all outstanding Trust Originated Preferred Securities (“TOPrS”), (ii) $7 million in investment impairment charges, and (iii) foreign currency losses of $3 million. Charges classified as Other in the first quarter of 2003 included: (i) investment impairments of $47 million, primarily comprised of a $29 million charge to write down to zero the Company’s debt security holding in a European cable operator, and (ii) foreign currency losses of $12 million.

Effective tax rate

The effective tax rate was 34% in the first quarter of both 2003 and 2004, representing a $307 million net tax expense in the first quarter of 2004, compared to an $88 million net tax expense in the first quarter of 2003.

The Company expects the effective tax rate for the full year 2004 to be approximately 35%. However, the Company has proposed an initial public offering (IPO) of a minority interest in Freescale Semiconductor, Inc. (Freescale), a wholly-owned subsidiary of the Company comprised of the Company’s semiconductor operations. If the occurrence of the IPO becomes more likely than not, the Company may need to take a non-cash charge to establish a valuation allowance for Freescale’s deferred tax assets (expected to be in the range of $925 million to $1.1 billion), which would be reflected in Freescale’s earnings as included in the Company’s consolidated statements of operations. The expected effective tax rate does not include the impact of this potential charge for a valuation allowance for deferred tax assets relating to Freescale.

Earnings

The Company had earnings before income taxes of $916 million in the first quarter of 2004, compared with earnings before income taxes of $257 million in the first quarter of 2003. After taxes, the Company had net earnings of $609 million, or $0.25 per diluted share, in the first quarter of 2004, compared with net earnings of $169 million, or $0.07 per diluted share, in the first quarter of 2003.

The $659 million increase in earnings before income taxes in the first quarter of 2004 compared to the first quarter of 2003 is primarily attributed to: (i) an $892 million increase in gross margin, primarily due to (a) the $2.5 billion increase in net sales, (b) improved manufacturing utilization rates and manufacturing efficiencies in SPS, and (c) favorable product mix and supply-chain efficiencies in CGISS, (ii) an $87 million decrease in overall reorganization of businesses charges, (iii) a $39 million decrease in charges classified as Other, primarily due to a reduction in investment impairment charges, and (iv) a $26 million decrease in net interest expense. These improvements in operating results were partially offset by: (i) a $247 million increase in SG&A expenditures, which was driven by: (a) an increase in general expenditures, primarily due to an increase in employee incentive program accruals, and (b) an increase in selling expenditures, driven by the increase in net sales, (ii) a $98 million decrease in gains on the sales of investments, due primarily to the large gain in the first quarter of 2003 from the sale of 25 million shares of common stock in Nextel Communications, Inc., and (iii) a $20 million increase in R&D expenditures, due primarily to the increase in developmental engineering expenditures by PCS due to the high volume of new product offerings.

Reorganization of Businesses Charges

In an effort to reduce costs, the Company has implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. The Company records provisions for employee separation costs and exit costs when they are probable and estimable based on estimates prepared at the time the restructuring plans are approved by management. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

Three months ended April 3, 2004

For the three months ended April 3, 2004, the Company recorded reversals of $21 million for reserves no longer needed, of which $1 million was included in Costs of Sales and $20 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. Included in the aggregate $21 million are $15 million of reversals of employee separation and exit cost reserves which were no longer needed and $6 million of fixed asset adjustments.

Reorganization of Businesses Charges—by Segment

The following table displays the reversals by segment for the three months ended April 3, 2004:

Segment	Exit Costs	Employee Separations	Total
Personal Communications	$—	$(3)	$(3)
Semiconductor Products	—	(2)	(2)
Global Telecom Solutions	(1)	(3)	(4)
Commercial, Government and Industrial Solutions	—	(3)	(3)
Integrated Electronic Systems	—	—	—
Broadband Communications	(1)	(1)	(2)
Other Products	—	—	—

	(2)	(12)	(14)
General Corporate	—	(1)	(1)

	$(2)	$(13)	$(15)

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2004 to April 3, 2004:

Exit Costs

	Accruals at January 1, 2004	2004 Additional Charges	2004 Adjustments	2004 Amount Used	Accruals at April 3, 2004
Business exits	$65	$—	$—	$(4)	$61
Manufacturing & administrative consolidations	78	—	(2)	(12)	64

	$143	$—	$(2)	$(16)	$125

The 2004 adjustments of $(2) million represent reversals for accruals no longer needed. The $16 million used in 2004 reflects cash payments. The remaining accrual of $125 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2004 to April 3, 2004:

Employee Separation Costs

	Accruals at January 1, 2004	2004 Additional Charges	2004 Adjustments	2004 Amount Used	Accruals at April 3, 2004
Manufacturing & administrative consolidations	$149	$—	$(13)	(64)	$72

At January 1, 2004, the Company had an accrual of $149 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2004 adjustments of $13 million represent reversals of accruals no longer needed.

During the three months ended April 3, 2004, approximately 1,300 employees were separated from the Company. The $64 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $72 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, is expected to be paid to approximately 1,000 separated employees in 2004.

Three months ended March 29, 2003

For the three months ended March 29, 2003, the Company recorded net charges of $66 million, of which $3 million was included in Costs of Sales and $63 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. The aggregate $66 million charge was comprised of the following:

	Exit Costs	Employee Separations	Asset Writedowns	Total
Manufacturing and administrative consolidations	$(3)	$7	$62	$66

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in charges of $117 million, $66 million net of reversals, for the three months ended March 29, 2003. The charge consisted primarily of: (i) $45 million in the Semiconductor Products segment primarily for fixed asset impairments related to a manufacturing facility in Texas; (ii) $26 million in General Corporate for the impairment of assets classified as held-for-sale; and (iii) $41 million, primarily in the Commercial, Government and Industrial Solutions and Semiconductor Products segments, related to employee separation costs. These charges were offset by reversals of $51 million primarily for unused accruals relating to previously-expected employee separation costs across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges incurred by segment for the three months ended March 29, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$2	$(7)	$(6)
Semiconductor Products	—	2	45	47
Global Telecom Solutions	(1)	(3)	(2)	(6)
Commercial, Government and Industrial Solutions	(2)	11	—	9
Integrated Electronic Systems	—	(2)	—	(2)
Broadband Communications	2	(4)	—	(2)
Other Products	—	(1)	—	(1)

	(2)	5	36	39
General Corporate	(1)	2	26	27

	$(3)	$7	$62	$66

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to March 29, 2003:

Exit Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at March 29, 2003
Discontinuation of product lines	$6	$—	$—	$(3)	$3
Business exits	82	—	—	(6)	76
Manufacturing & administrative consolidations	129	2	(5)	(7)	119

	$217	$2	$(5)	$(16)	$198

The 2003 amount used of $16 million reflects cash payments of $13 million and non-cash utilization of $3 million. The remaining accrual of $198 million, which was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represented future cash payments, primarily for lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to March 29, 2003:

Employee Separation Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at March 29, 2003
Manufacturing & administrative consolidations	$419	$41	$(34)	$(113)	$313

At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees. The 2003 additional charges of $41 million represent the severance costs for approximately an additional 1,200 employees.

During the three months ended March 29, 2003, approximately 2,000 employees were separated from the Company. The $113 million used in 2003 reflects cash payments to these separated employees. The remaining accrual of $313 million, which was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represented payments to approximately 6,400 employees.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At April 3, 2004, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $8.3 billion, compared to $7.9 billion at December 31, 2003 and $6.3 billion at March 29, 2003. On April 3, 2004, $3.6 billion of this amount was held in the U.S. and $4.7 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

Operating Activities

In the first quarter of 2004, the Company generated positive cash flow from operations of $858 million, compared to $479 million generated in the first quarter of 2003. The primary contributors to cash flow from operations in the first quarter of 2004 were: (i) net earnings, adjusted for non-cash items, of $890 million, (ii) a net increase of $295 million in accounts payable and accrued liabilities, primarily attributed to increased customer incentive and warranty reserves, (iii) a decrease in other net operating assets of $181 million, and (iv) a $157 million decrease in inventory, driven by a decrease in inventory by PCS. These positive contributors to operating cash flow were partially offset by: (i) a $544 million increase in accounts receivable, primarily due to the large increase in net sales, and (ii) a $121 million increase in other current assets.

Accounts Receivable: The Company’s net accounts receivable were $5.0 billion at April 3, 2004, compared to $4.4 billion at December 31, 2003 and $3.8 billion at March 29, 2003. The Company’s days sales outstanding (DSO), excluding net long-term finance receivables, were 52.3 days at April 3, 2004, compared to 49.8 days at December 31, 2003 and 57.3 days at March 29, 2003. The increases in net accounts receivable and DSO at April 3, 2004 compared to December 31, 2003 were due to the overall increase in net sales. Although DSO increased sequentially in the first quarter of 2004, the decline in DSO compared to the first quarter of 2003 reflects ongoing improvement in receivables management across the Company.

Inventory: The Company’s net inventory was $2.6 billion at April 3, 2004, compared to $2.8 billion at December 31, 2003 and $2.9 billion at March 29, 2003. The Company’s inventory turns improved to 7.0 at April 3, 2004, compared to 6.3 at December 31, 2003 and 6.4 at March 29, 2003. The decrease in net inventory was primarily attributed to the decrease in net inventory by PCS, which was driven by the success of new products. Also contributing to the decrease in net inventory was the Company’s continued focus on inventory and supply-chain management processes. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers with the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Reorganization of Business: In an effort to reduce costs, the Company has implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. Cash payments for exit costs and employee separations in connection with the Company’s various reorganization plans were $80 million in the first quarter of 2004. Of the $197 million reorganization of business accrual at April 3, 2004, $72 million relates to employee separation costs, and is expected to be paid in 2004. The remaining $125 million in accruals relate to exit costs, primarily for lease termination obligations, and will result in future cash payments that will extend over several years.

Pension Plan Contributions: No cash contribution to the U.S. regular pension plan was made in the first quarter of 2004; however, the Company made a $50 million cash contribution to this plan in April 2004. The Company expects to make aggregate cash contributions of between $150 million and $250 million to this plan during 2004.

Investing Activities

The most significant components of the Company’s investing activities include: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

Net cash provided by investing activities was $128 million for the first quarter of 2004, as compared to net cash provided of $222 million in the first quarter of 2003. The $94 million decrease in cash provided by investing activities in the first quarter of 2004, compared to the first quarter of 2003, was primarily due to an $88 million increase in capital expenditures in the first quarter of 2004 compared to the first quarter of 2003.

Capital Expenditures: Capital expenditures in the first quarter of 2004 were $201 million, compared to $113 million in the first quarter of 2003. The increase in capital expenditures was primarily driven by increased spending in the Semiconductor Products segment, which continues to make focused, strategic capital investments to ensure adequate internal and external capacity.

Strategic Acquisitions and Investments: Cash consumed by the Company for acquisitions and new investment activities was $42 million in the first quarter of 2004, compared to $19 million in the first quarter of 2003. In the first quarter of 2004, the Company transferred $30 million in cash as part of a strategic relationship with Semiconductor Manufacturing International Corporation (SMIC). In addition to the cash, the Company transferred a wafer fabrication facility in Tianjin, China in exchange for SMIC shares. The largest component of the first quarter 2003 cash usage related to the acquisition of Net Plane Systems, Inc., a developer of networking protocol, by IESS.

Sales of Investments and Businesses: The Company received $347 million in proceeds from the dispositions of investments and businesses in the first quarter of 2004, compared to proceeds of $346 million in the first quarter of 2003. The proceeds generated in the first quarter of 2004 were primarily: (i) $216 million from the sale of the Company’s remaining shares in Broadcom Corporation, and (ii) $100 million from the sale of a portion of the Company’s shares in SMIC. The proceeds generated in the first quarter of 2003 were primarily from the sale of 25 million shares of Nextel Communications, Inc. for approximately $335 million in gross proceeds.

Short-Term Investments: At both April 3, 2004 and December 31, 2003, the Company had $139 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $75 million at March 29, 2003.

Available-For-Sale Securities: In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At April 3, 2004, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.7 billion, which represented a cost basis of $616 million and an unrealized net gain of $2.1 billion. At December 31, 2003, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.9 billion, which represented a cost basis of $500 million and an unrealized net gain of $2.4 billion.

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

Net cash used for financing activities was $581 million in the first quarter of 2004, compared to $952 million used in the first quarter of 2003. Cash used for financing activities in the first quarter of 2004 was used to: (i) redeem all outstanding Trust Originated Preferred Securities (the “TOPrS”) for $500 million, (ii) pay dividends of $94 million, and (iii) repay $39 million in debt (including commercial paper). This cash usage was partially offset by proceeds of $52 million from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan. Cash used for financing activities in the first quarter of 2003 was primarily used to: (i) repay $861 of total debt (including commercial paper), mainly reflecting the repurchase of all of the Company’s $825 million of Puttable Reset Securities (PURS)SM, and (ii) pay dividends of $93 million.

Short-term Debt: At April 3, 2004, the Company’s outstanding notes payable and current portion of long-term debt was $834 million, compared to $896 million at December 31, 2003 and $775 million at March 29, 2003. The decrease in short-term debt compared to December 31, 2003, is primarily due to the redemption of: (i) all outstanding Liquid Yield Option Notes due September 7, 2009 (Zero Coupon-Subordinated) (the “2009 LYONs”) and (ii) all outstanding Liquid Yield Option Notes due September 27, 2013 (the “2013 LYONs”). At April 3, 2004, the Company had $290 million of outstanding commercial paper, compared to $304 million at December 31, 2003 and $496 million at March 29, 2003. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2004.

Long-term Debt: At both April 3, 2004 and December 31, 2003, the Company had outstanding long-term debt of $6.7 billion, compared to $7.2 billion at March 29, 2003. This reduction in long-term debt compared to the first quarter of 2003 is primarily due to the reclassification of $500 million of 6.75% debentures due June 2004 from long-term debt to current maturities during the second quarter of 2003.

Redemptions and Repurchases of Outstanding Securities: In March 2004, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company (the “Trust”), redeemed all outstanding TOPrS. In February 1999, the Trust sold 20 million TOPrS to the public for an aggregate offering price of $500 million. The Trust used the proceeds from that sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 (“Subordinated Debentures”) from the Company with the same payment terms as the TOPrS. The sole assets of the Trust were the Subordinated Debentures. Historically, the TOPrS have been reflected as “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company-Guaranteed Debentures” in the Company’s consolidated balance sheets. On March 26, 2004, all outstanding TOPrS were redeemed for an aggregate redemption price of $500 million plus accrued interest. No TOPrS or Subordinated Debentures remain outstanding.

In March 2004, the Company also redeemed all the 2009 LYONs and the 2013 LYONs. On March 26, 2004, all then-outstanding 2009 LYONs and 2013 LYONs, not validly exchanged for stock, were redeemed for an aggregate redemption price of approximately $4 million. No 2009 LYONs or 2013 LYONs remain outstanding.

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

Credit Ratings: Three independent credit rating agencies, Standard & Poor’s (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Investors Service (“Fitch”), assign ratings to the Company’s short-term and long-term debt.

The following chart reflects the current ratings assigned to the Company’s senior unsecured non-credit enhanced long-term debt and the Company’s commercial paper by each of these agencies.

Name of Rating Agency	Long-Term Debt		Commercial Paper	Date of Last Action
	Rating	Outlook
S&P	BBB	negative	A-2	June 23, 2003
Moody’s	Baa3	negative	P-3	October 10, 2003
Fitch	BBB	stable	F-2	June 3, 2003

Potential Impact from Future Downgrades in Credit Ratings: The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. The Company has greatly reduced the amount of its commercial paper outstanding in comparison to historical levels and expects its outstanding commercial paper balances to average approximately $300 million throughout 2004. This reflects the fact that the market for commercial paper rated “A-2 / P-3 / F-2” is much smaller than that for commercial paper rated “A-1 / P-1 / F-1” and commercial paper or other short-term borrowings may be of limited availability to participants in the “A-2 / P-3 / F-2” market from time-to-time or for extended periods.

The Company’s credit ratings are considered “investment grade.” If the Company’s senior long-term debt were rated lower than “BBB-” by S&P or Fitch or “Baa3” by Moody’s (which would be a decline of one level from current Moody’s ratings), the Company’s long-term debt would no longer be considered “investment grade”. If this were to occur, the terms on which the Company could borrow money would become more onerous. In addition, if these credit ratings were to be lower than “BBB-” by S&P or “Baa3” by Moody’s (which would be a decline of one level from current Moody’s ratings), under the Company’s current domestic revolving credit facilities, the Company and its domestic subsidiaries would be obligated to provide the lenders in the credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company would also have to pay higher fees related to these facilities. However, effective May 26, 2004, the Company expects to have a new domestic, three-year $1.0 billion domestic revolving credit facility under which it would not be obligated to provide the lenders with a pledge of, or security interest in, domestic inventories and receivables if its credit ratings were to decline. The Company has never borrowed under its domestic revolving credit facilities.

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

At April 3, 2004, the Company’s total domestic and non-U.S. credit facilities totaled $3.7 billion, of which $112 million was considered utilized. These facilities are principally comprised of: (i) a $700 million one-year revolving domestic credit facility (maturing in May 2004) which is not utilized, (ii) a $900 million three-year revolving domestic credit facility (maturing in May 2005) which is not utilized, and (iii) $2.1 billion of non-U.S. credit facilities (of which $112 million was considered utilized at April 3, 2004). Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper, which was $290 million at April 3, 2004. In order to borrow funds under the domestic revolving credit facilities, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the revolving domestic credit agreements include a springing contingent lien and covenants relating to net interest coverage and total debt-to-equity capitalization ratios. In the case of the springing contingent lien, if the Company’s corporate credit ratings were to be lower than “BBB-” by S&P or “Baa3” by Moody’s (which would be a decline of one level from the current Moody’s rating of “Baa3”), the Company and its domestic subsidiaries would be obligated to provide the lenders in the Company’s domestic revolving credit facilities with a pledge of, and security interest in, domestic inventories and receivables. The Company was in compliance with the terms of the credit agreements at April 3, 2004. Effective May 26, the Company expects to replace the $700 million one-year revolving domestic credit facility (maturing May 2004) and the $900 million three-year revolving domestic credit facility (maturing in May 2005) with a new three-year $1.0 billion domestic revolving credit facility (maturing in May 2007) under which it would not be obligated to provide the lenders with a pledge of, or security interest, in domestic inventories and receivables if its credit ratings were to decline. The Company has never borrowed under its domestic revolving credit facilities.

Customer Financing Commitments and Guarantees

Outstanding Commitments: Although the Company has greatly reduced the level of long-term financing it provides to customers over the past few years, certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment and working capital. The Company had outstanding commitments to extend credit to third parties totaling $228 million at April 3, 2004, as compared to $149 million at December 31, 2003. The Company made no loans to customers for the three months ended April 3, 2004 as compared to loans of $1 million for the three months ended March 29, 2003.

Guarantees of Third-Party Debt: In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $10 million at both April 3, 2004 and December 31, 2003. Customer borrowings outstanding under these third-party loan arrangements were $10 million at both April 3, 2004 and December 31, 2003.

The Company evaluates its contingent obligations under these financial guarantees by assessing the customer’s financial status, account activity and credit risk, as well as the current economic conditions and historical experience. The $10 million of guarantees discussed above are to one customer and expire in 2005. Management’s best estimate of probable losses of unrecoverable amounts, should these guarantees be called, was $1 million at both April 3, 2004 and December 31, 2003.

Customer Financing Arrangements

Outstanding Finance Receivables: The Company had net finance receivables of $218 million at April 3, 2004, compared to $301 million at December 31, 2003 (net of allowances for losses of $2.1 billion at both April 3, 2004 and December 31, 2003). These finance receivables are generally interest bearing, with rates ranging from 4% to 12%. Interest income on impaired finance receivables is recognized only when payments are received. Total interest income recognized on finance receivables for the three months ended both April 3, 2004 and March 29, 2003 was $1 million.

Telsim Loan: At both April 3, 2004 and December 31, 2003, the Company had $2.0 billion of gross receivables from one customer, Telsim, in Turkey (the “Telsim Loan”). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges that reduce the net receivable from Telsim to zero. At April 3, 2004 and December 31, 2003, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make the Company’s collection efforts more difficult.

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

The MRC short-term receivables program provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. Total receivables sold through the MRC short-term program were $304 million and $179 million for the three months ended April 3, 2004 and March 29, 2003, respectively. There were approximately $219 million of short-term receivables outstanding under the MRC short-term receivables program at April 3, 2004, as compared to $170 million at December 31, 2003. Under the MRC short-term receivables program, 90% of the value of the receivables sold is covered by credit insurance obtained from independent insurance companies. The credit exposure on the remaining 10% is covered by a retained interest in the sold receivables.

In addition to the MRC short-term receivables program, the Company also sells other short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $859 million and $686 million for the three months ended April 3, 2004 and March 29, 2003, respectively. There were $846 million of short-term receivables outstanding (under both the MRC program and pursuant to direct sales to third parties) at April 3, 2004, as compared to $771 million at December 31, 2003. The Company’s total credit exposure to outstanding short-term receivables that have been sold was $22 million and $25 million at April 3, 2004 and December 31, 2003, respectively, with reserves of $13 million recorded for potential losses on this exposure at both April 3, 2004 and December 31, 2003.

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

Legal Matters: The Company has several lawsuits filed against it relating to the Iridium program, as further described under “Part II - Item 1: Legal Proceedings.” The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still pending cases are in very preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

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

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended April 3, 2004 as detailed in Note 9, “Segment Information,” of the Company’s consolidated financial statements.

Net sales and operating results for the Company’s major operations for the three months ended April 3, 2004 and March 29, 2003 are presented below. As indicated in previous filings, beginning in 2004, the Company is no longer reporting order information for its major operating segments because changes in business process cycle time have reduced the usefulness of order reporting as an indicator of future periods’ net sales.

Personal Communications Segment

The Personal Communications segment (PCS) designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. For the first quarter of 2004, the segment’s net sales represented 48% of the Company’s consolidated net sales, compared to 40% in the first quarter of 2003.

	Three Months Ended
(Dollars in millions)	April 3, 2004	March 29, 2003	% Change
Segment net sales	$4,081	$2,447	67%
Operating earnings	398	114	249%

In the first quarter of 2004, the segment’s net sales increased 67% to $4.1 billion, compared to $2.4 billion in the first quarter of 2003. The increase in net sales in the first quarter of 2004 was driven by strong consumer demand for new handsets that were introduced in the second half of 2003, particularly by demand for GSM phones with cameras. The strong demand for new handsets was reflected by increased net sales in all regions, particularly in the Europe, Middle East and Africa (EMEA) region. In addition, strong demand for iDEN handsets contributed to sales growth in the Americas.

The increase in first quarter net sales was primarily driven by a large increase in unit shipments. Segment unit shipments were 25.3 million in the first quarter of 2004, up 51% from 16.8 million units in the first quarter of 2003. Due to the large increase in unit shipments, the segment believes it has increased its overall market share, both compared to the first quarter of 2003 and sequentially from the fourth quarter of 2003. The estimated increase in overall market share is primarily attributed to an increase in market share in EMEA. The segment believes it remained the market share leader in North America and Latin America, and maintained a slight market share lead in China despite continuing intense competition.

Also contributing to the increase in net sales was an improvement in the segment’s average selling price (ASP). In the first quarter of 2004, ASP increased approximately 16% compared to the first quarter of 2003 and by approximately 12% sequentially from the fourth quarter of 2003. The increase in ASP was primarily driven by a continuation of the shift in product mix towards higher-tier handsets that began in the fourth quarter of 2003. These higher-tier handsets are feature-rich units, with features including cameras, large color displays, extended software applications, messaging functionality, advanced gaming features and an increased opportunity for personalization.

The segment’s operating earnings increased to $398 million in the first quarter of 2004, compared to operating earnings of $114 million in the first quarter of 2003. The improvement in operating results was primarily due to an increase in gross margin, which was primarily due to the 67% increase in net sales and the 16% increase in ASP. This improvement in gross margin was partially offset by: (i) an increase in overall SG&A expenditures, reflecting (a) increased selling expenditures, primarily due to increased advertising expenditures, and (b) an increase in general costs, primarily due to the increase in employee incentive program accruals, and (ii) an increase in R&D expenditures, reflecting increased developmental engineering expenditures due to new product offerings. The segment’s industry typically experiences short life cycles for new products and, therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth.

Semiconductor Products Segment

The Semiconductor Products segment (SPS) designs, develops, manufactures and sells a broad range of semiconductor products that are based on its core capabilities in embedded processing, including microcontrollers, digital signal processors and communications processors. In addition, the segment offers a broad portfolio of devices that complement its families of embedded processors, including sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. Through its embedded processors and complementary products, the segment is also able to offer customers complex combinations of semiconductors and software, which are referred to as “platform-level products”. For the first quarter of 2004, the segment’s net sales represented 16% of the Company’s consolidated net sales, compared to 19% in the first quarter of 2003.

	Three Months Ended
(Dollars in millions)	April 3, 2004	March 29, 2003	% Change
Segment net sales	$1,396	$1,151	21%
Operating earnings (loss)	107	(121)		***

***	Percent change not meaningful

In the first quarter of 2004, the segment’s net sales increased 21% to $1.4 billion, compared to $1.2 billion in the first quarter of 2003. The increase in overall net sales was primarily driven by a 23% increase in unit volume, and reflects increased net sales in all regions and all end-market groups, particularly in the networking and wireless markets. Net sales were also positively impacted by the success of our wireless handset business, which is the segment’s largest customer. Sales to other Motorola segments accounted for 26% of the segment’s net sales in the first quarter of 2004, as compared to 23% in the first quarter of 2003.

On an end-market basis, in the first quarter of 2004, compared to the first quarter of 2003, net sales were up 43% in the Wireless and Mobile Systems group, up 28% in the Networking and Computing Systems group, and up 8% in the Transportation and Standard Products group.

The segment had operating earnings of $107 million in the first quarter of 2004, compared to an operating loss of $121 million in the first quarter of 2003. The improvement in operating results is primarily due to an increase in gross margin, driven by: (i) the 21% increase in net sales, (ii) an improved manufacturing capacity utilization rate in the first quarter of 2004 compared to the first quarter of 2003, and (iii) manufacturing efficiencies from prior cost-reduction actions, including facility closures. Other reasons for the improvement in operating results included: (i) a decrease in reorganization of business and other charges, and (ii) a decrease in R&D expenditures. These items were partially offset by an increase in SG&A expenditures, reflecting (i) an increase in general expenditures due primarily to the increase in employee incentive program accruals, (ii) an increase in selling expenditures, due primarily to the increase in net sales, and (iii) an increase in administrative expenditures.

In the first quarter of 2004, the segment recorded net income of $51 million related to reorganization of business and other charges, primarily due to: (i) a $52 million reversal of reserves for previously-received incentives related to impaired facilities, (ii) $8 million in net reversals of reserves no longer needed, related to decommissioning costs for impaired facilities and employee severance programs, partially offset by $9 million in costs associated with the separation of SPS into a wholly-owned subsidiary. In the first quarter of 2003, SPS recorded reorganization of business and other charges of $47 million, primarily consisting of fixed asset impairments relating to the planned closure of a facility in Texas.

Proposed Transfer of Semiconductor Operations to Separate, Publicly-Traded Company. In April 2004, the Company’s semiconductor operations were separated into a wholly-owned subsidiary of the Company, Freescale Semiconductor, Inc. (Freescale). An amended registration statement was filed with the Securities and Exchange Commission (SEC) relating to a proposed initial public offering (IPO) of stock of Freescale, and is currently under review by the SEC. Accordingly, there is no way to know when, or if, such an IPO may occur. In connection with the proposed IPO, provided the underlying valuation of the stock exceeds its book value, the Company would realize a gain upon the sale of the stock. This gain would be reflected directly in stockholders’ equity.

The Company would expect to include Freescale’s results in the Company’s consolidated financial statements for a period of time after the consummation of the proposed IPO. If the occurrence of the IPO becomes more likely than not, the Company will need to reevaluate the portion of its deferred tax assets that is related to its semiconductor operations. Based on currently available information relating to the deferred tax assets and the currently proposed structure of the IPO, the Company estimates that if, and at such time as, the IPO becomes more likely than not, Freescale would be required to provide a sizeable valuation allowance for deferred-tax assets estimated to be in the range of $925 million to $1.1 billion. It is anticipated that the non-cash charge associated with this valuation allowance, if required, would be reflected in Freescale’s operating results, which are included in the Company’s consolidated statements of operations. Completion of the IPO and the subsequent distribution of Freescale shares to Motorola stockholders is subject to many conditions, including final approval of the Motorola board of directors, market conditions and regulatory and governmental approvals. Market conditions and other factors could result in, among other things, a delay to the IPO or pursuit of alternative transactions to effect the separation of SPS. If the IPO is completed, and the remaining shares of Freescale are distributed to the Company’s stockholders, the related operating results of Freescale, including the valuation allowance for deferred-tax assets, would be reflected as discontinued operations for all periods presented. If the IPO is not completed, the Company would not need to provide for the deferred tax asset valuation allowance as described above.

Global Telecom Solutions Segment

The Global Telecom Solutions segment (GTSS) designs, manufactures, sells, installs, and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. For the first quarter of 2004, the segment’s net sales represented 15% of the Company’s consolidated net sales, compared to 16% in the first quarter of 2003.

	Three Months Ended
(Dollars in millions)	April 3, 2004	March 29, 2003	% Change
Segment net sales	$1,317	$952	38%
Operating earnings	119	29	310%

In the first quarter of 2004, the segment’s net sales increased 38% to $1.3 billion, compared to $952 million in the first quarter of 2003. The increase in net sales was primarily due to an increase in capital expenditures by the segment’s wireless service provider customers which resulted in sales growth in all technologies and regions. Sales growth was particularly strong in Asia, reflecting increased sales in Japan, as well as in the emerging markets of China and India.

The segment’s operating earnings increased to $119 million in the first quarter of 2004, compared to operating earnings of $29 million in the first quarter of 2003. The improvement in operating results was primarily due to: (i) an increase in gross margin, primarily attributed to the 38% increase in net sales, partially offset by lower margins on sales in certain emerging markets, and (ii) a decrease in R&D expenditures, reflecting benefits from improved efficiencies in developmental engineering. These improvements were partially offset by an increase in SG&A expenditures, primarily due to: (i) an increase in general expenditures, which was due to an increase in employee incentive program accruals, and (ii) an increase in selling expenditures, due primarily to the increase in net sales.

During the first quarter of 2004, the Company extended the terms of its handset and infrastructure supply agreements with Nextel Communications, Inc. (Nextel) through the end of 2004 on substantially the same terms that were previously in effect. Although the Company and Nextel continue to negotiate a long-term master supply agreement relating to products, software licensing and software support, the Company cannot be assured at this time of the terms of a supply contract renewal or Nextel’s continued exclusive long-term use of iDEN technology in its wireless business as it considers next-generation technology options.

Commercial, Government and Industrial Solutions Segment

The Commercial, Government and Industrial Solutions segment (CGISS) designs, manufactures, sells, installs, and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services. For the first quarter of 2004, the segment’s net sales represented 12% of the Company’s consolidated net sales, compared to 14% in the first quarter of 2003.

	Three Months Ended
(Dollars in millions)	April 3, 2004	March 29, 2003	% Change
Segment net sales	$1,020	$863	18%
Operating earnings	178	62	187%

In the first quarter of 2004, the segment’s net sales increased 18% to $1.0 billion, compared to $863 million in the first quarter of 2003. The increase in net sales is primarily due to increased spending by customers in the segment’s government market, in response to global homeland security initiatives, and reflects sales growth in all regions. Net sales in the Americas accounted for 69% of the segment’s total net sales in the first quarter of both 2004 and 2003.

The segment’s operating earnings increased to $178 million in the first quarter of 2004, compared to operating earnings of $62 million in the first quarter of 2003. The improvement in operating results was due to an increase in gross margin, which was primarily due to: (i) the 18% increase in net sales, (ii) a favorable product mix, reflecting a higher proportion of sales of subscriber equipment, and (iii) supply chain efficiencies. The improvement in gross margin was partially offset by: (i) an increase in R&D expenditures due to an increase in developmental engineering charges, and (ii) an increase in SG&A expenditures which was primarily due to: (i) an increase in general expenditures, which was due to the increase in employee incentive program accruals, and (ii) an increase in selling expenditures, due primarily to the increase in net sales.

The systems requested by some of the segment’s customers continue to reflect increased scope and size. Some customers want large systems, including country-wide and statewide systems. These larger systems, or “mega-systems”, are more complex and include a wide range of capabilities. Mega-system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects.

Integrated Electronic Systems Segment

The Integrated Electronic Systems segment (IESS) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems. For the first quarter of 2004, the segment’s net sales represented 8% of the Company’s consolidated net sales, compared to 9% in the first quarter of 2003.

	Three Months Ended
(Dollars in millions)	April 3, 2004	March 29, 2003	% Change
Segment net sales	$654	$521	26%
Operating earnings	43	25	72%

In the first quarter of 2004, the segment’s net sales increased 26% to $654 million, compared to $521 million in the first quarter of 2003.

There are three primary business groups within the segment: (i) the Automotive Communications and Electronic Systems Group (ACES), which sells automotive and industrial electronics systems, including telematics, (ii) the Energy Systems Group (ESG), which sells portable energy storage products and systems, and (iii) the Motorola Computer Group (MCG), which sells embedded computing systems. In the first quarter of 2004, ACES, ESG and MCG represented 66%, 20% and 14% of the segment’s net sales, respectively, compared to 67%, 21% and 12% of the segment’s net sales, respectively, in the first quarter of 2003.

In the first quarter of 2004, compared to the first quarter of 2003, ACES’ net sales increased 23%. The increase in sales was primarily due to the success of new products introduced in the second-half of 2003, particularly telematics products.

In the first quarter of 2004, compared to the first quarter of 2003, ESG’s net sales increased 21%. The increase in net sales was primarily due to the increased demand from the Personal Communications segment, as ESG’s sales are strongly linked to the sales of other Motorola businesses, particularly the sales in the wireless handset business.

In the first quarter of 2004, compared to the first quarter of 2003, MCG’s net sales increased 46%. The increase in sales was primarily due to increased demand for integrated, standards-based embedded computing systems, most notably in the telecommunications industry.

The segment reported operating earnings of $43 million in the first quarter of 2004, compared to operating earnings of $25 million in the first quarter of 2003. The improvement in operating results was primarily due to an increase in gross margin, driven by the 26% increase in net sales, partially offset by an increase in SG&A expenditures, due primarily to: (i) an increase in expenditures in support of substantial new business wins across the segment, and (ii) an increase in general expenditures, which was due to the increase in employee incentive program accruals.

Broadband Communications Segment

The Broadband Communications segment (BCS) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television networks; (ii) high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet Protocol (IP)-based telephony products; (iii) hybrid fiber coaxial network transmission systems used by cable television operators; (iv) digital satellite television systems; (v) direct-to-home (DTH) satellite networks and private networks for business communications; and (vi) digital broadcast products for the cable and broadcast industries. For the first quarter of 2004, the segment’s net sales represented 6% of the Company’s consolidated net sales, compared to 7% in the first quarter of 2003.

In January 2004, a decision was made to realign the operations of Next Level Communications, Inc. (Next Level), a wholly-owned subsidiary of Motorola, within BCS. The financial results of Next Level have been reclassified from the Other Products segment to BCS for all periods presented.

	Three Months Ended
(Dollars in millions)	April 3, 2004	March 29, 2003	% Change
Segment net sales	$488	$421	16%
Operating earnings	24	13	85%

In the first quarter of 2004, the segment’s net sales increased 16% to $488 million, compared to $421 million in the first quarter of 2003. The increase in net sales was primarily due to: (i) increased spending by cable operators on infrastructure to support advanced services, including IP-based applications and advanced video based applications, (ii) an increase in retail sales, and (iii) an increase in net sales by Next Level, which provides high speed data, video and voice broadband systems over existing phone lines. The segment experienced net sales growth in all regions. In the first quarter of 2004, 82% of the segment’s net sales were in the North America region, compared to 85% in the first quarter of 2003.

In the first quarter of 2004, compared to the first quarter of 2003, net sales of digital set-top boxes decreased 4%, primarily due to a decline in average selling price (ASP). The decline in ASP reflects overall product price reductions, primarily driven by increased competition and price pressures from major customers. These price reductions were partially offset by a product mix shift towards higher-end products, particularly high definition/digital video recording (HD/DVR) set-tops. The segment retained its leading market share for digital set-top boxes in North America.

In the first quarter of 2004, compared to the first quarter of 2003, net sales of cable modems increased 18%. The increase in net sales was a result of a 50% increase in unit shipments, partially offset by a 22% decline in ASP. The increase in shipments was primarily due to increased spending by cable operators in this area, as well as an increase in retail sales. The decline in ASP is consistent with the overall decline in ASP’s in the industry.

The segment’s operating earnings were $24 million in the first quarter of 2004, compared to operating earnings of $13 million in the first quarter of 2003. The increase in operating earnings was primarily due to a decrease in SG&A expenditures, which was primarily due to: (i) reversals of $4 million of bad debt reserves as a result of the collection of receivables related to a bankrupt customer, (ii) a decrease in intangible amortization, and (iii) a decrease in administrative expenditures due to prior cost reductions by Next Level. These improvements were partially offset by a decrease in gross margin, which was primarily due to: (i) the decline in ASP due to competition and pricing pressures, and (ii) sales of new products carrying lower margins, which is typical in the early phases of the segment’s product life cycles.

Other

Other is comprised of the Other Products segment and general corporate items. The Other Products segment includes: (i) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, (ii) the Motorola Credit Corporation (MCC), the Company’s wholly-owned finance subsidiary, and (iii) the Company’s holdings in cellular operating companies outside the U.S.

	Three Months Ended
(Dollars in millions)	April 3, 2004	March 29, 2003	% Change
Segment net sales	$82	$79	4%
Operating earnings (loss)	(47)	19		***

***	Percent change not meaningful

In the first quarter of 2004, Other Products segment net sales increased 4% to $82 million, compared to $79 million in the first quarter of 2003.

The segment had an operating loss of $47 million in the first quarter of 2004, compared to operating earnings of $19 million in the first quarter of 2003. The decline in operating results was primarily due to: (i) income of $59 million due to a reversal of accruals no longer needed related to the Iridium project that occurred in the first quarter of 2003, and (ii) an increase in SG&A expenditures, partially due to increased employee incentive program accruals. These items were partially offset by a decrease in reorganization of business charges in the first quarter of 2004 compared to the first quarter of 2003.

In the first quarter of 2004, the segment recorded income of $1 million from the reversal of accruals no longer needed related to employee severance programs. In the first quarter of 2003, the segment recorded reorganization of business charges of $26 million, primarily relating to fixed asset impairments of assets classified as held for sale.

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

In the first quarter of 2004, there has been no change in the above critical accounting policies. With the exception of deferred tax asset valuation, there has been no significant change in the underlying accounting assumptions and estimates used in the above critical accounting policies.

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

In April 2004, the Company’s semiconductor operations were separated into a wholly-owned subsidiary of the Company, Freescale Semiconductor, Inc. (Freescale). An amended registration statement was filed with the Securities and Exchange Commission (SEC) relating to a proposed initial public offering (IPO) of stock of Freescale, and is currently under review by the SEC. Accordingly, there is no way to know when, or if, such an IPO may occur. In connection with the proposed IPO, provided the underlying valuation of the stock exceeds its book value, the Company would realize a gain upon the sale of the stock. This gain would be reflected directly in stockholders’ equity.

The Company would expect to include Freescale’s results in the Company’s consolidated financial statements for a period of time after the consummation of the proposed IPO. If the occurrence of the IPO becomes more likely than not, the Company will need to reevaluate the portion of its deferred tax assets that is related to its semiconductor operations. Based on currently available information relating to the deferred tax assets and the currently proposed structure of the IPO, the Company estimates that if, and at such time as, the IPO becomes more likely than not, Freescale would be required to provide a sizeable valuation allowance for deferred-tax assets estimated to be in the range of $925 million to $1.1 billion. It is anticipated that the non-cash charge associated with this valuation allowance, if required, would be reflected in Freescale’s operating results, which are included in the Company’s consolidated statements of operations. Completion of the IPO and the subsequent distribution of Freescale shares to Motorola stockholders is subject to many conditions, including final approval of the Motorola board of directors, market conditions and regulatory and governmental approvals. Market conditions and other factors could result in, among other things, a delay to the IPO or pursuit of alternative transactions to effect the separation of Freescale. If the IPO is completed, and the remaining shares of

Freescale are distributed to the Company’s stockholders, the related operating results of Freescale, including the valuation allowance for deferred-tax assets, would be reflected as discontinued operations for all periods presented. If the IPO is not completed, the Company would not need to provide for the deferred tax asset valuation allowance as described above.

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

At April 3, 2004 and December 31, 2003, the Company had net outstanding foreign exchange contracts totaling $2.6 billion and $2.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of April 3, 2004 and December 31, 2003:

Buy (Sell)	April 3, 2004	December 31, 2003
Euro	$(977)	$(1,114)
Chinese Renminbi	(372)	(341)
Canadian Dollar	247	187
Brazilian Real	(197)	(172)
Japanese Yen	115	(29)

The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties, which presently have high credit ratings, to fail to meet their obligations.

Interest Rate Risk

At April 3, 2004, the Company’s short-term debt consisted primarily of $290 million of commercial paper, priced at short-term interest rates. The Company has $7.2 billion of long-term debt, including current maturities, which is primarily priced at long-term, fixed interest rates. To change the characteristics of a portion of these interest rate payments, the Company has entered into a number of interest rate swaps.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays which interest rate swaps have been entered into at April 3, 2004:

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

The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 2.9% for the three months ended April 3, 2004. The fair value of all interest rate swaps at April 3, 2004 and December 31, 2003, was approximately $224 million and $150 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at April 3, 2004 or December 31, 2003.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Business Risks

Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements about: (1) future payments, charges, use of accruals and expected cost-saving benefits in connection with reorganization of businesses programs, (2) expected economic recovery in communications and related industries, (3) the Company’s ability and cost to repatriate additional funds, (4) future contributions by the Company to pension plans or retiree health benefit plans, (5) the level of outstanding commercial paper borrowings, (6) redemptions and repurchases of outstanding securities, (7) the Company’s ability to access the capital markets, (8) the impact on the Company from a change in credit ratings, (9) the Company’s expectations relating to completion of a new revolving credit facility, (10) the adequacy of reserves relating to long-term finance receivables and other contingencies, (11) the outcome of ongoing and future legal proceedings, including without limitation, those relating to Iridium and Telsim, (12) the outcome of the Company’s plans relating to a proposed separation of its semiconductor operations, including without limitation any gains that may be realized and any valuation allowances that may be triggered, (13) the completion and/or impact of acquisitions or divestitures, (14) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (15) future hedging activity and expectations of the Company, (16) the ability of counterparties to financial instruments to perform their obligations, and (17) the impact of recent accounting pronouncements on the Company.

The Company wishes to caution the reader that the factors below and those on pages 76 through 85 of the Company’s 2003 Annual Report on Form 10-K and in its other SEC filings could cause the Company’s results to differ materially from those stated in the forward-looking statements. These factors include: (1) the uncertainty of current economic and political conditions, as well as the economic outlook for the telecommunications, semiconductor, broadband and automotive industries, (2) the Company’s ability to purchase sufficient materials, parts and components to meet customer demand, including without limitation semiconductor products, (3) the impact on the Company from continuing hostilities in Iraq and increased conflict in other countries, (4) the Company’s ability to continue to increase profitability and market share in its wireless handset business, particularly in light of competition in the China handset market, (5) the Company’s ability to realize expected savings from cost-reduction actions, (6) unforeseen limitations to the Company’s continuing ability to access the capital markets on favorable terms, (7) demand for the Company’s products, including products related to new technologies, (8) the Company’s ability to introduce new products and technologies in a timely manner, (9) risks related to dependence on certain key manufacturing supplies, (10) risks related to the Company’s high volume of manufacturing and sales in Asia, (11) the impact of ongoing consolidations in the telecommunications and cable industries, (12) the creditworthiness of the Company’s customers, particularly purchasers of large infrastructure systems, (13) the demand for vendor financing and the Company’s ability to provide that financing in order to remain competitive, (14) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including without limitation any relating to Iridium, (15) the success of the Company’s plans relating to the utilization of semiconductor foundries and contract houses for semiconductor manufacturing, (16) the success of alliances and agreements with other companies to develop new products, technologies and services, (17) the levels at which design wins become actual orders and sales, (18) the impact of foreign currency fluctuations, (19) volatility in the market value of securities held by the Company, (20) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits, (21) the Company’s ability to use its valuable deferred tax assets, (22) changes regarding the actual or assumed performance of the Company’s pension plan, (23) the impact of changes in governmental policies, laws or regulations, (24) the Company’s ability to successfully complete the proposed separation of its semiconductor operations in a timely and cost-effective manner, and (25) the satisfaction of numerous conditions to consummating the Freescale separation, some of which are outside of the Company’s control.

Part II-Other Information

Item 1. Legal Proceedings

Personal Injury Cases

Case relating to Wireless Telephone Usage

Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones. Newman et al., v. Motorola, Inc., et al., filed August 1, 2000, in the Circuit Court for Baltimore City, Maryland and subsequently removed to the U.S. District Court, alleges that use of a cellular phone caused a malignant brain tumor. On September 30, 2002, the district court in Newman ruled that plaintiffs’ expert testimony did not meet the standards of admissibility in the federal courts. With no admissible expert evidence to establish causation, the court subsequently entered summary judgment for defendants. Plaintiffs appealed the judgment. On October 22, 2003, the U.S. Court of Appeals for the Fourth Circuit affirmed the lower court’s decision. Plaintiff took no appeal to the U. S. Supreme Court and since the time to file that appeal has expired, all avenues of appeal have now been exhausted.

Case relating to Two-Way Radio Usage

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

On March 10, 2004, the court to which all September 11 litigation has been assigned, granted Motorola’s and the other defendants’ motion to dismiss the complaint on the grounds that all of the Virgilio plaintiffs have filed claims with the September 11th Victims’ Compensation Fund, that Congress intended the Fund to be their remedy, and they have therefore waived their right to bring the lawsuit. Plaintiffs have appealed this decision to the Second Circuit Court of Appeals.

Iridium-Related Cases

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

In September 2002, Iridium India also filed a civil suit in the Bombay High Court against Motorola and Iridium. The suit alleges fraud, intentional misrepresentation and negligent misrepresentation by Motorola and Iridium in inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for Iridium services in India. Iridium India claims in excess of $200 million in damages and interest. In conjunction with the filing of the civil suit, Iridium India moved for interim relief and obtained, without notice to Motorola, an order prohibiting Motorola from removing assets from India. In April 2004, the appellate division of the Bombay High Court entered an order restraining Motorola from removing, transferring or encumbering any of its assets in India until $120 million has been deposited with the Bombay High Court or secured by a bank guarantee, to be held pending trial. Motorola intends to petition the Indian Supreme Court for discretionary review of the April 2004 order and for a stay of its effectiveness pending that review.

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

In October 2003, the court dismissed plaintiff’s amended complaint in its entirety without prejudice. On April 13, 2004, the court denied plaintiff’s motion to stay the litigation, with leave to file an amended complaint.

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

On August 8, 2003, the U.S. District Court denied the Uzans’ request for a stay of execution of the judgment pending appeal. To stay execution, the Uzans were required to post a bond of $1 billion by August 15, 2003. The Uzans did not post the bond and instead appealed the U.S. District Court decision to the Appellate Court. On August 18, 2003, the Appellate Court assigned the appeal to a three-judge panel of the Appellate Court (“the motions panel”) and MCC and Nokia requested that the motions panel dismiss the Uzans’ appeal, based on the Uzans’ repeated failures to comply with court orders and their fugitive status.

On September 26, 2003, the motions panel granted MCC’s and Nokia’s motion, in part, dismissed the individual Uzans’ appeals and denied any stay of execution on the judgment against the individual Uzans. In addition, the Appellate Court vacated the judgment against the three corporate defendants and remanded certain questions to the U.S. District Court to decide in connection with the proceedings against the corporate defendants. The stay of execution was kept in place as against the corporate defendants.

On February 6, 2004, the motions panel of the Appellate Court denied the individual Uzans’ motion for reconsideration and stay of execution and issued a mandate.

While the Defendants’ motion for rehearing by the entire Appellate Court was pending, on April 16, 2004, the motions panel vacated the orders entered by the Appellate Court on September 26, 2003 and February 6, 2004 and referred the matter to a “merits panel in the normal course.” In addition, the motions panel of the Appellate Court referred the Uzans’ motion for a stay, previously filed in August 2003, to the “said merits panel” and ordered that the stay previously entered by the Appellate Court on August 18 “shall remain in force until the merits panel reaches a decision on the motion for a stay or on the merits.” The motions panel of the Appellate Court further ordered that the motion to dismiss the appeal previously filed by MCC and Nokia be denied without prejudice to its “renewal before the merits panel.”

The Company filed, on April 28, 2004, a motion seeking to vacate the stay entered by the Appellate Court on April 16, 2004. Until the Appellate Court resolves this motion and the Uzans’ application for a stay, MCC’s efforts to execute on its judgment against the Uzans are stayed and the previously begun efforts to liquidate Uzan assets in the United States, the United Kingdom, France and Switzerland are halted. Currently, there is no timetable for a resolution of the stay issue. Regardless of the outcome of the Uzans’ stay application, the Company continues to believe that the litigation, collection and/or settlement processes will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make Motorola’s collection efforts more difficult.

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

As a result of the Court of Appeal’s decision, the UK assets of Cem Uzan and Aysegul Akay, which total approximately $12.7 million, remain frozen and MCC has commenced the execution process in satisfaction of the New York judgment. In December 2003, the House of Lords issued a final judgment, declining to hear an appeal from the Court of Appeal’s decision, thus keeping the Court of Appeals’ decision in place. These execution proceedings are now stayed.

Motorola has also filed attachment proceedings in several other foreign jurisdictions resulting in the preliminary seizure of assets owned by the Uzans and various entities within their control. These executions proceedings are now stayed.

On February 5, 2002, Telsim initiated arbitration against MCC in Switzerland at the Zurich Chamber of Commerce. In Telsim’s request for arbitration, Telsim acknowledged its debt, but has alleged that the disruption in the Turkish economy during 2001 should excuse Telsim’s failure to make payments on the MCC loans as required under the agreements between the parties. Telsim seeks a ruling excusing its failure to adhere to the original payment schedule and establishing a new schedule for repayment of Telsim’s debt to MCC. Telsim has failed to comply with its proposed new schedule, missing the first three payments totaling approximately $85 million. In August 2003, MCC moved the arbitration panel for a partial award, seeking a judgment for the $85 million. Telsim opposed the motion. On January 26, 2004, the arbitral tribunal granted MCC’s request and entered a Partial Final Award in favor of MCC and against Telsim in the amount of $85 million. MCC has initiated proceedings to enforce this award against Telsim in Turkey. On May 4, 2004, Telsim filed an opposition to this enforcement petition in Turkey. MCC has requested a second partial award of $40 million from the arbitration panel to account for a loan payment that would have been due at year-end 2003 even under Telsim’s proposed loan repayment schedule. On May 10, 2004, Telsim filed an opposition to this request for a partial award. In the opposition, Telsim claimed that since it is under new management subject to certain Turkish court orders prohibiting payment to private creditors (Telsim was taken over by the Turkish government from the Uzans in February 2004 pursuant to these court orders obtained by the Turkish government), it is no longer bound by the prior proposed debt re-scheduling. The arbitration panel has not yet ruled on this request. On June 7, 2002, Rumeli Telfon (“Rumeli”) initiated arbitration against MCC in the Zurich Chamber of Commerce seeking a ruling requiring that MCC consent to Rumeli’s request to place the Diluted Stock into an escrow account in Switzerland. Both of these arbitrations are proceeding.

On June 19, 2002, Telsim initiated arbitration against Motorola, Ltd. and Motorola Komunikasyon Ticaret v.p. Servis Ltd. Sti., both wholly-owned subsidiaries of Motorola, before the International Chamber of Commerce in Zurich, Switzerland, initially seeking approximately 179 million pounds as damages for the defendants’ alleged sale of defective products to Telsim. Telsim increased the amount of its claim to approximately 300 million pounds. Motorola has denied the claims and has filed a counterclaim. Hearings were held in January and March 2004 and further hearings are scheduled for June 2004.

See Item 3 of the Company’s Form 10-K for the fiscal year ended December 31, 2003 for additional disclosures regarding pending matters.

Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed in the Company’s most recent Form10-K with respect to the Iridium cases, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the consolidated financial position. liquidity or results of operations.

Item 2. Changes in Securities and Use of Proceeds.

In March 2004, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company (the “Trust”), redeemed all outstanding Trust Originated Preferred Securitiessm (“TOPrS”). In February 1999, the Trust sold 20 million TOPrS to the public for an aggregate offering price of $500 million.

The Trust used the proceeds from that sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 (“Subordinated Debentures”) from the Company with the same payment terms as the TOPrS. The sole assets of the Trust were the Subordinated Debentures. Historically, the TOPrS have been reflected as “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company-Guaranteed Debentures” in the Company’s consolidated balance sheets. On March 26, 2004, all outstanding TOPrS were redeemed for an aggregate redemption price of $500 million plus accrued interest. No TOPrS or Subordinated Debentures remain outstanding.

In March 2004, the Company also redeemed all outstanding Liquid Yield Option Notes due September 7, 2009 (the “2009 LYONs”) and all outstanding Liquid Yield Option Notes due September 27, 2013 (the “2013 LYONs”). On March 26, 2004, all then-outstanding 2009 LYONs and 2013 LYONs not validly exchanged for stock were redeemed for an aggregate redemption price of approximately $4 million. No 2009 LYONS or 2013 LYONS remain outstanding.

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the first fiscal quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Repurchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/04 to 1/31/04	13,489	$16.43	—	—
2/1/04 to 2/28/04	10,362	$17.67	—	—
2/29/04 to 4/3/04	—	—	—	—

Total	23,851	$16.97	—	—

(1)	All transactions involved the delivery to the Company of shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees under the Company’s equity compensation plans.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to Vote of Security Holders.

The Company held its annual meeting of stockholders on May 3, 2004, and the following matters were voted on at that meeting:

1.	The election of the following directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

Director	For	Withheld
Edward J. Zander	2,019,773,205	52,072,177
H. Laurance Fuller	1,983,649,499	88,195,883
Judy C. Lewent	2,031,822,393	40,022,989
Walter E. Massey	2,020,541,284	51,304,098
Nicholas Negroponte	2,031,555,765	40,289,617
Indra K. Nooyi	1,931,679,544	140,165,838
John E. Pepper, Jr.	2,031,672,529	40,172,853
Samuel C. Scott III	1,921,069,013	150,776,369
Douglas A. Warner III	1,932,031,501	139,813,881
John A. White	1,983,084,280	88,761,102
Mike S. Zafirovski	2,019,508,230	52,337,152

2.	A shareholder proposal re: Commonsense Executive Compensation was defeated by the following vote: Against, 1,429,069,549; For, 135,234,307; Abstain, 62,725,058.

3.	A shareholder proposal re: Performance and Time-Based Restricted Shares was defeated by the following vote: Against, 1,410,565,019; For, 154,855,270; Abstain, 61,622,782.

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.3	Bylaws of Motorola, Inc., as amended through May 4, 2004.

10.1	Motorola Omnibus Incentive Plan of 2003, as amended through April 2, 2004.

10.2	Motorola Omnibus Incentive Plan of 2002, as amended through April 2, 2004.

10.3	Motorola Omnibus Incentive Plan of 2000, as amended through April 2, 2004.

10.4	Motorola Compensation/Acquisition Plan of 2000, as amended through April 2, 2004.

10.5	Motorola Amended and Restated Incentive Plan of 1998, as amended through April 2, 2004.

10.31	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003.

10.32	Form of Motorola, Inc. Restricted Stock Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003.

10.33	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003.

31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company furnished Current Reports on Form 8-K on January 20, 2004, April 14, 2004 and April 20, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

Date: May 11, 2004	By:	/S/ STEVEN J. STROBEL

Steven J. Strobel Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description

3.3	Bylaws of Motorola, Inc., as amended through May 4, 2004.

10.1	Motorola Omnibus Incentive Plan of 2003, as amended through April 2, 2004.

10.2	Motorola Omnibus Incentive Plan of 2002, as amended through April 2, 2004.

10.3	Motorola Omnibus Incentive Plan of 2000, as amended through April 2, 2004.

10.4	Motorola Compensation/Acquisition Plan of 2000, as amended through April 2, 2004.

10.5	Motorola Amended and Restated Incentive Plan of 1998, as amended through April 2, 2004.

10.31	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003.

10.32	Form of Motorola, Inc. Restricted Stock Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003.

10.33	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003.

31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1