Form 10-Q
period 2004-07-03
MOTOROLA INC
filed 2004-08-11
CIK 68505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 3, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 3, 2004:

Class	Number of Shares
Common Stock; $3 Par Value	2,362,541,169

DRAFT - this data is NOT final

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$8,700	$6,163	$17,261	$12,206
Costs of sales	5,531	4,155	11,224	8,222

Gross margin	3,169	2,008	6,037	3,984

Selling, general and administrative expenses	1,321	937	2,465	1,834
Research and development expenditures	990	951	1,957	1,898
Reorganization of businesses	(21)	(42)	(41)	21
Freescale Semiconductor separation costs	41	—	50	—
Other charges (income)	(7)	(9)	(61)	(70)

Operating earnings	845	171	1,667	301

Other income (expense):
Interest expense, net	(60)	(59)	(127)	(152)
Gains on sales of investments and businesses	15	28	196	307
Other	—	(28)	(20)	(87)

Total other income (expense)	(45)	(59)	49	68

Earnings before income taxes	800	112	1,716	369
Income tax expense (benefit)	1,003	(7)	1,310	81

Net earnings (loss)	$(203)	$119	$406	$288

Net earnings (loss) per common share
Basic	$(0.09)	$0.05	$0.17	$0.12
Diluted	$(0.09)	$0.05	$0.17	$0.12

Weighted average common shares outstanding
Basic	2,351.7	2,319.6	2,345.1	2,316.1
Diluted	2,351.7	2,337.0	2,432.9	2,332.5

Dividends per share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

Motorola Confidential Proprietary

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	July 3, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$8,667	$7,877
Short-term investments	138	139
Accounts receivable, net	5,143	4,436
Inventories, net	2,816	2,792
Deferred income taxes	1,140	1,678
Other current assets	1,323	985

Total current assets	19,227	17,907

Property, plant and equipment, net	4,613	5,164
Investments	3,205	3,335
Deferred income taxes	2,995	3,349
Other assets	2,131	2,343

Total assets	$32,171	$32,098

Liabilities and Stockholders’ Equity
Notes payable and current portion of long-term debt	$352	$896
Accounts payable	3,182	2,789
Accrued liabilities	6,104	5,748

Total current liabilities	9,638	9,433

Long-term debt	6,697	6,675
Other liabilities	2,712	2,815
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures (TOPrS)	—	486
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	7,088	7,017
Additional paid-in capital	2,722	2,362
Retained earnings	3,321	3,103
Non-owner changes to equity	(7)	207

Total stockholders’ equity	13,124	12,689

Total liabilities and stockholders’ equity	$32,171	$32,098

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In millions, except per share amounts)

		Non-Owner Changes To Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available for Sale Securities	Foreign Currency Translation Adjustments	Other Items	Retained Earnings	Comprehensive Earnings (Loss)
Balances at December 31, 2003	$9,379	$1,499	$(217)	$(1,075)	$3,103
Net earnings					406	$406
Net unrealized losses on securities (net of tax of $115)		(185)				(185)
Foreign currency translation adjustments (net of tax of $10)			(47)			(47)
Issuance of common stock and stock options exercised	325
Net gains on derivative instruments (net of tax of $10)				18		18
Dividends declared ($.04 per share)					(188)
Other	106

Balances at July 3, 2004	$9,810	$1,314	$(264)	$(1,057)	$3,321	$192

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Six Months Ended
	July 3, 2004	June 28, 2003
Operating
Net earnings	$406	$288
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	693	837
Reorganization of businesses and other	(111)	(13)
Gains on sales of investments and businesses, net	(196)	(307)
Deferred income taxes	1,012	(166)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(713)	760
Inventories	(29)	115
Other current assets	(342)	154
Accounts payable and accrued liabilities	903	(1,063)
Other assets and liabilities	229	171

Net cash provided by operating activities	1,852	776

Investing
Acquisitions and investments, net	(158)	(238)
Proceeds from sales of investments and businesses	367	355
Capital expenditures	(428)	(328)
Proceeds from sale of property, plant and equipment	114	80
Sales of short-term investments	1	—

Net cash used for investing activities	(104)	(131)

Financing
Repayment of commercial paper and short-term borrowings	(14)	(40)
Repayment of debt	(508)	(832)
Repayment of TOPrS	(500)	—
Issuance of common stock	266	74
Payment of dividends	(188)	(185)

Net cash used for financing activities	(944)	(983)

Effect of exchange rate changes on cash and cash equivalents	(14)	44

Net increase (decrease) in cash and cash equivalents	790	(294)
Cash and cash equivalents, beginning of period	7,877	6,507

Cash and cash equivalents, end of period	$8,667	$6,213

Cash paid during the period for:
Interest, net	$165	$248
Income taxes, net of refunds	$200	$177

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In millions, except as noted)

1. Basis of Presentation

The condensed consolidated financial statements as of July 3, 2004 and for the three months and six months ended July 3, 2004 and June 28, 2003, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of July 3, 2004 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three months and six months ended July 3, 2004 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2004 presentation.

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

2. Other Financial Data

Statement of Operations Information

Other Charges (Income)

Other Charges (Income) included in Operating Earnings consist of the following:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Other Charges (Income):
In-process research and development	$15	$32	$15	$32
Reserves related to previously-received incentives	—	—	(52)	—
Iridium settlements	—	(33)		(92)
Reversal of finance receivable reserves	(21)	—	(21)	—
Other	(1)	(8)	(3)	(10)

	$(7)	$(9)	$(61)	$(70)

Other Income (Expense)

The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Interest Expense, net:
Interest expense	$(92)	$(108)	$(195)	$(225)
Interest income	32	49	68	73

	$(60)	$(59)	$(127)	$(152)

Other:
Partial recovery of previously-impaired investment	$20	$—	$20	$—
Investment impairments	(2)	(12)	(9)	(59)
TOPrS redemption costs	—	—	(14)	—
Foreign currency losses	(16)	(28)	(19)	(40)
Other	(2)	12	2	12

	$—	$(28)	$(20)	$(87)

Earnings Per Common Share

The following table presents the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Basic earnings (loss) per common share:
Net earnings (loss)	$(203)	$119	$406	$288
Weighted average common shares outstanding	2,351.7	2,319.6	2,345.1	2,316.1
Per share amount	$(.09)	$.05	$.17	$.12

Diluted earnings (loss) per common share:
Net earnings (loss)	$(203)	$119	$406	$288
Add: Interest on equity security units, net	—	—	—	—

Net earnings (loss) as adjusted	$(203)	$119	$406	$288

Weighted average common shares outstanding	2,351.7	2,319.6	2,345.1	2,316.1
Add effect of dilutive securities:
Stock options/restricted stock	—	14.0	87.1	13.0
Zero coupon notes due 2009	—	—	.6	—
Zero coupon notes due 2013	—	3.4	.1	3.4

Diluted weighted average common shares outstanding	2,351.7	2,337.0	2,432.9	2,332.5

Per share amount	$(.09)	$.05	$.17	$.12

In the computation of diluted loss per common share for the three months ended July 3, 2004, the assumed conversions of the equity security units and out-of-the-money stock options were excluded because their inclusion would have been antidilutive. For the six months ended July 3, 2004, the equity security units and out-of-the-money stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the three months and six months ended ended June 28, 2003, the assumed conversions of the zero coupon notes due 2009, the equity security units and out-of-the-money stock options were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

Accounts Receivable, net, consists of the following:

	July 3, 2004	December 31, 2003
Accounts receivable	$5,340	$4,664
Less allowance for doubtful accounts	(197)	(228)

	$5,143	$4,436

Inventories

Inventories, net, consist of the following:

	July 3, 2004	December 31, 2003
Finished goods	$1,189	$1,069
Work-in-process and production materials	2,318	2,459

	3,507	3,528
Less inventory reserves	(691)	(736)

	$2,816	$2,792

Property, Plant, and Equipment

Property, Plant and Equipment, net, consists of the following:

	July 3, 2004	December 31, 2003
Land	$295	$301
Building	4,441	4,865
Machinery and equipment	13,187	13,513

	17,923	18,679
Less accumulated depreciation	(13,310)	(13,515)

	$4,613	$5,164

Depreciation expense for the three months ended July 3, 2004 and June 28, 2003 was $325 million and $380 million, respectively. Depreciation expense for the six months ended July 3, 2004 and June 28, 2003 was $651 million and $786 million, respectively.

Investments

Investments consist of the following:

	July 3, 2004	December 31, 2003
Available-for-sale securities:
Cost basis	$615	$500
Gross unrealized gains	2,140	2,438
Gross unrealized losses	(10)	(8)

Fair value	2,745	2,930
Other securities, at cost	321	254
Equity method investments	139	151

	$3,205	$3,335

The Company recorded impairment charges of $2 million and $12 million for the three months ended July 3, 2004 and June 28, 2003, respectively, and $9 million and $59 million for the six months ended July 3, 2004 and June 28, 2003, respectively. These impairment charges represent other-than-temporary declines in the value of the Company’s investment portfolio and are included in Other within Other Income (Expense) in the Company’s condensed consolidated statements of operations.

The $59 million charge for the six months ended June 28, 2003, was primarily comprised of a $29 million charge to write down to zero the Company’s debt holding in a European cable operator, a portion of which was recovered during the three months ended July 3, 2004. The amount recovered has been included in Other within Other Income (Expense) in the Company’s condensed consolidated statements of operations.

Gains on Sales of Investments and Businesses, net, consist of the following:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Gains on sales of investments	$3	$22	$182	$297
Gains on sales of businesses	12	6	14	10

	$15	$28	$196	$307

The $196 million in gains for the six months ended July 3, 2004 are primarily comprised of a $130 million gain on the sale of shares in Broadcom Corporation and a $41 million gain on the sale of shares in Semiconductor Manufacturing International Corporation. The $307 million gain for the six months ended June 28, 2003 was primarily comprised of a $255 million gain on the sale of shares in Nextel Communications, Inc.

Other Assets

Other Assets consist of the following:

	July 3, 2004	December 31, 2003
Long-term finance receivables, net of allowances of $1,993 and $2,095	$118	$209
Goodwill	1,442	1,416
Intangible assets, net of accumulated amortization of $366 and $339	196	184
Interest rate swaps	18	150
Notes receivable	5	52
Other	352	332

	$2,131	$2,343

Accrued Liabilities

Accrued Liabilities consist of the following:

	July 3, 2004	December 31, 2003
Compensation	$1,034	$1,154
Customer reserves	873	584
Customer downpayments	466	429
Warranty reserves	468	366
Other	3,263	3,215

	$6,104	$5,748

Other Liabilities

Other Liabilities consist of the following:

	July 3, 2004	December 31, 2003
Defined benefit plans	$1,617	$1,527
Nextel hedge	277	310
Postretirement health care plan	211	218
Other	607	760

	$2,712	$2,815

Stockholders’ Equity Information

Comprehensive Earnings (Loss)

The net unrealized gains (losses) on securities included in Comprehensive Earnings (Loss) are comprised of the following:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Gross unrealized gains (losses) on securities, net of tax	$(2)	$374	$(73)	$518
Less: Realized (gains) losses, net of tax	—	—	(112)	(156)

Net unrealized gains (losses) on securities, net of tax	$(2)	$374	$(185)	$362

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

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net earnings (loss):
Net earnings (loss) as reported	$(203)	$119	$406	$288
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	5	3	9	9
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(55)	(71)	(95)	(137)

Pro forma	$(253)	$51	$320	$160

Basic earnings (loss) per common share:
As reported	$(.09)	$.05	$.17	$.12
Pro forma	$(.11)	$.02	$.14	$.07
Diluted earnings (loss) per common share:
As reported	$(.09)	$.05	$.17	$.12
Pro forma	$(.11)	$.02	$.13	$.07

On May 4, 2004, the Company granted approximately 50 million options to approximately 32,000 eligible employees. The options were granted at fair market value and, in general, vest and become exercisable in 25% increments, annually, over the four years after the grant date.

4. Debt and Credit Facilities

On July 26, 2004, the Company announced plans to retire up to $1.7 billion of its outstanding debt. On that date, the Company commenced a cash tender offer for any and all of its $300 million aggregate principal amount of outstanding 7.60% Notes due 2007 (2007 Notes). The tender offer expired on August 5, 2004 and an aggregate principal amount of approximately $182 million of 2007 Notes were validly tendered. On August 10, 2004, the Company repurchased the validly tendered 2007 Notes for an aggregate purchase price of approximately $202 million. In addition, on July 26, 2004, the Company called for the redemption of all of its $1.4 billion aggregate principal amount of outstanding 6.75% Notes due 2006 (2006 Notes). The 2006 Notes will be redeemed on August 26, 2004.

In June 2004, the Company repaid, at maturity, the $500 million 6.75% debentures due 2004.

In May 2004, the Company signed a new multi-year revolving credit agreement for $1 billion, replacing two existing facilities totaling $1.6 billion. One significant change to the new facility from the previous facilities is the elimination of the requirement whereby the Company would have been obligated to provide the lenders with a pledge of, and security interest in, domestic inventories and receivables if the Company’s credit ratings would have dropped below certain levels.

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

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The principal amount of outstanding interest rate hedges was $4.0 billion and $4.5 billion at July 3, 2004 and December 31, 2003, respectively.

The short-term LIBOR-based variable rate payments for each of the above interest rate swaps were 2.9% and 3.0% for the three months ended July 3, 2004 and June 28, 2003, respectively. The fair value of all interest rate swaps at July 3, 2004 and December 31, 2003 was approximately $18 million and $150 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at July 3, 2004 and December 31, 2003.

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

5. Income Taxes

During the three months ended July 3, 2004, the Company recorded an $898 million non-cash tax charge to establish a deferred tax valuation allowance against the net deferred tax asset balances of Freescale Semiconductor, Inc. (Freescale Semiconductor). The valuation allowance was required when it became more likely than not that the Freescale Semiconductor IPO would occur, thereby, requiring Freescale Semiconductor to value its deferred tax asset balances as a stand alone taxpayer. The valuation allowance reduced the Company’s net deferred tax asset balance to $4.1 billion at July 3, 2004. The Company’s net deferred tax asset balance at December 31, 2003 was $5.0 billion.

During the three months ended July 3, 2004, the Company recorded the reversal of $272 million of previously-accrued income taxes as the result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits. Of this amount, $197 million was recorded as a reduction in tax expense and $75 million, which related to previously-issued warrants, was reflected as an increase in Additional Paid-In Capital in the Company’s condensed consolidated balance sheets. During the three months ended June 28, 2003, the Company recorded the reversal of $61 million of previously-accrued income taxes related to the settlement of tax audits.

In June 2004, the Internal Revenue Service (IRS) completed their field examination of the Company’s 1996 through 2000 tax returns. In connection with this examination, the Company received notices of certain adjustments proposed by the IRS, primarily related to transfer pricing. The Company disagrees with these proposed transfer pricing-related adjustments and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on all matters relating to transfer pricing for the period of the examination, it could result in additional income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million. The IRS may make similar claims for years subsequent to 2000 in future audits. Although the final resolution of the proposed adjustments is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the period in which the matter is ultimately resolved.

6. Employee Benefit Plans

Pension Benefits

Net periodic pension cost for the U.S. regular pension plan, officers’ plan, MSPP, and Non U.S. plans was as follows:

	Three Months Ended
	July 3, 2004			June 28, 2003
	Regular	Officers’ and MSPP	Non U.S.	Regular	Officers’ and MSPP	Non U.S.
Service cost	$45	$5	$14	$41	$5	$11
Interest cost	67	4	16	62	4	9
Expected return on plan assets	(71)	(1)	(11)	(69)	(1)	(6)
Amortization of:
Unrecognized prior service cost	(2)	—	—	(2)	—	—
Unrecognized net loss	5	1	6	—	1	3
Settlement/curtailment loss	—	2	—	—	2	—

Net periodic pension cost	$44	$11	$25	$32	$11	$17

	Six Months Ended
	July 3, 2004			June 28, 2003
	Regular	Officers’ and MSPP	Non U.S.	Regular	Officers’ and MSPP	Non U.S.
Service cost	$90	$10	$27	$83	$11	$20
Interest cost	135	7	33	123	7	17
Expected return on plan assets	(142)	(2)	(23)	(139)	(2)	(12)
Amortization of:
Unrecognized prior service cost	(4)	—	—	(4)	—	—
Unrecognized net loss	10	2	11	—	1	6
Settlement/curtailment loss	—	5	—	—	4	—

Net periodic pension cost	$89	$22	$48	$63	$21	$31

The Company expects to make a total cash contribution of between $150 million and $250 million to the U.S. regular pension plan during 2004. During the three months ended July 3, 2004, the Company made a $50 million contribution to the plan. In addition, a $50 million contribution was made in July 2004 bringing the total contribution in 2004 to $100 million.

Postretirement Health Care Benefits

Net retiree health care expenses was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Service Cost	$4	$3	$7	$7
Interest Cost	12	13	24	25
Expected return on plan assets	(5)	(6)	(10)	(12)
Amortization of:
Unrecognized prior service cost	—	—	(1)	—
Unrecognized net loss	3	3	7	63

Net retiree health care expense	$14	$13	$27	$26

7. Financing Arrangements

Finance receivables consist of the following:

	July 3, 2004	December 31, 2003
Gross finance receivables	$2,203	$2,396
Less allowance for losses	(1,993)	(2,095)

	210	301
Less current portion	(92)	(92)

Long-term finance receivables	$118	$209

Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables for the three months ended July 3, 2004 and June 28, 2003 was $1 million and $12 million, respectively. Interest income recognized on finance receivables for the six months ended July 3, 2004 and June 28, 2003 was $3 million and $13 million, respectively.

An analysis of impaired finance receivables included in total finance receivables is as follows:

	July 3, 2004	December 31, 2003
Impaired finance receivables:
Requiring allowance for losses	$1,999	$2,083
Expected to be fully recoverable	—	125

	1,999	2,208
Less allowance for losses on impaired finance receivables	1,991	2,075

Impaired finance receivables, net	$8	$133

At July 3, 2004 and December 31, 2003, the Company had $1.9 billion and $2.0 billion, respectively, of gross receivables from one customer, Telsim, in Turkey (the “Telsim Loan”) with the decline representing partial recovery of amounts owed due to collection efforts. As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both July 3, 2004 and December 31, 2003, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans’ (the family which previously controlled Telsim) continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court.

The Company sells short-term receivables through the Motorola Receivables Corporation (“MRC”) short-term receivables program, which provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. In addition, the Company sells short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $992 million and $664 million during the three months ended July 3, 2004 and June 28, 2003, respectively, and $1.9 billion and $1.4 billion during the six months ended July 3, 2004 and June 28, 2003, respectively. There were $1.0 billion and $771 million of short-term receivables outstanding under these arrangements at July 3, 2004 and December 31, 2003, respectively (including $189 million and $170 million, respectively, under the MRC program). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $20 million and $25 million at July 3, 2004 and December 31, 2003, respectively, with reserves of $3 million and $13 million recorded for potential losses on this exposure at July 3, 2004 and December 31, 2003, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. The Company had outstanding commitments to extend credit to third-parties totaling $144 million and $149 million at July 3, 2004 and December 31, 2003, respectively.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $12 million and $10 million at July 3, 2004 and December 31, 2003, respectively. For the six months ended July 3, 2004 and June 28, 2003, no payments were made under the terms of these guarantees. At July 3, 2004, these financial guarantees are to two customers in the amounts of $6 million each and are scheduled to expire in 2005 and 2014. Customer borrowings outstanding under these third-party loan arrangements were $9 million and $10 million at July 3, 2004 and December 31, 2003, respectively. Accrued liabilities of $1 million at both July 3, 2004 and December 31, 2003 have been recorded to reflect management’s best estimate of probable losses of unrecoverable amounts should these guarantees be called.

8. Goodwill and Other Intangible Assets

Amortized intangible assets, excluding goodwill were comprised of the following:

	July 3, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Licensed technology	$102	$101	$102	$101
Completed technology	399	240	378	217
Other Intangibles	61	25	43	21

	$562	$366	$523	$339

Amortization expense on intangible assets was $14 million and $16 million for the three months ended July 3, 2004 and June 28, 2003, respectively, and $27 million and $31 million for the six months ended July 3, 2004 and June 28, 2003, respectively. Amortization expense is estimated to be $56 million for 2004, $47 million in 2005, $39 million in 2006, $33 million in 2007, and $19 million in 2008.

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2004 to July 3, 2004, by business segment:

Segment	January 1, 2004	Acquired	Adjustments	July 3, 2004
Personal Communications	$17	$—	$—	$17
Semiconductor Products	202	—	(5)	197
Global Telecom Solutions	97	—	—	97
Commercial, Government and Industrial Solutions	123	—	—	123
Integrated Electronic Systems	71	—	—	71
Broadband Communications	782	30	1	813
Other Products	124	—	—	124

	$1,416	$30	$(4)	$1,442

In May 2004, the Company acquired Quantum Bridge Communications, Inc. (“Quantum Bridge”), a leading provider of fiber-to-the-premises (FTTP) solutions, for approximately $55 million in cash. The results of operations of Quantum Bridge have been included in the Broadband Communications segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. As a result of the acquisition, the Company recorded approximately $30 million in goodwill and $15 million in other intangible assets.

9. Commitments and Contingencies

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

The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still pending cases are in various stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

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

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification under these types of provisions is $79 million and the Company has accrued $26 million as of July 3, 2004 for certain claims that have been asserted under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company as of July 3, 2004.

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

10. Segment Information

Summarized below are the Company’s segment sales and operating earnings (loss) for the three months ended July 3, 2004, and June 28, 2003 and six months ended July 3, 2004, and June 28, 2003. In January 2004, a decision was made to realign the operations of Next Level Communications, Inc. (Next Level), a wholly-owned subsidiary of Motorola, within the Broadband Communications segment (BCS). The financial results of Next Level have been reclassified from the Other Products segment to BCS for all periods presented.

	Three Months Ended			Six Months Ended
	July 3, 2004	June 28, 2003	% Change	July 3, 2004	June 28, 2003	Change
Segment Sales:
Personal Communications Segment	$3,883	$2,331	67%	$7,964	$4,778	67%
Semiconductor Products Segment	1,461	1,115	31	2,857	2,266	26
Global Telecom Solutions Segment	1,443	1,046	38	2,760	1,998	38
Commercial, Govt. and Industrial Solutions Segment	1,124	996	13	2,144	1,859	15
Integrated Electronic Systems Segment	656	516	27	1,310	1,037	26
Broadband Communications Segment	567	430	32	1,055	851	24
Other Products Segment	91	78	17	173	157	10
Adjustments & Eliminations	(525)	(349)	50	(1,002)	(740)	35

Segment Totals	$8,700	$6,163	41	$17,261	$12,206	41

	Three Months Ended
	July 3, 2004	% Of Sales	June 28, 2003	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$394	10%	$91	4%
Semiconductor Products Segment	55	4	(125)	(11)
Global Telecom Solutions Segment	208	14	19	2
Commercial, Govt. and Industrial Solutions Segment	183	16	114	11
Integrated Electronic Systems Segment	44	7	45	9
Broadband Communications Segment	20	4	5	1
Other Products Segment	(9)	(10)	(16)	(21)
Adjustments & Eliminations	—	—	3	(1)

	895		136
General Corporate	(50)		35

Operating earnings	845	10	171	3
Total other income (expense)	(45)		(59)

Earnings before income taxes	$800		$112

	Six Months Ended
	July 3, 2004	% Of Sales	June 28, 2003	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$792	10%	$205	4%
Semiconductor Products Segment	162	6	(246)	(11)
Global Telecom Solutions Segment	327	12	48	2
Commercial, Govt. and Industrial Solutions Segment	361	17	176	9
Integrated Electronic Systems Segment	87	7	70	7
Broadband Communications Segment	44	4	18	2
Other Products Segment	(34)	(20)	(16)	(10)
Adjustments & Eliminations	—	—	(8)	(1)

	1,739		247
General Corporate	(72)		54

Operating earnings	1,667	10	301	2
Total other income	49		68

Earnings before income taxes	$1,716		$369

11. Reorganization of Businesses

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

2004 Charges

Three months ended July 3, 2004

For the three months ended July 3, 2004, the Company recorded reversals of $24 million for reserves no longer needed, of which $3 million was included in Costs of Sales and $21 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. Included in the aggregate $24 million are $22 million of reversals for employee separation and exit cost reserves which were no longer needed and $2 million of fixed asset adjustments.

Six months ended July 3, 2004

For the six months ended July 3, 2004, the Company recorded reversals of $45 million for reserves no longer needed, of which $4 million was included in Costs of Sales and $41 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. Included in the aggregate $45 million are $37 million of reversals for employee separation and exit cost reserves which were no longer needed and $8 million of fixed asset adjustments.

Reorganization of Businesses Charges—by Segment

The following table displays the employee separation and exit cost reserve reversals by segment for the three months and six months ended July 3, 2004:

Segment	Three Months Ended July 3, 2004	Six Months Ended July 3, 2004
Personal Communications	$(8)	$(11)
Semiconductor Products	(1)	(3)
Global Telecom Solutions	(1)	(5)
Commercial, Government and Industrial Solutions	(1)	(4)
Integrated Electronic Systems	—	—
Broadband Communications	(4)	(6)
Other Products	—	—

	(15)	(29)
General Corporate	(7)	(8)

	$(22)	$(37)

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs and employee separation costs from January 1, 2004 to July 3, 2004:

	Accruals at January 1, 2004	2004 Additional Charges	2004 Adjustments	2004 Amount Used	Accruals at July 3, 2004
Exit costs – lease terminations	$143	$—	$(3)	$(25)	$115
Employee separation costs	149	—	(26)	(84)	39

	$292	$—	$(29)	$(109)	$154

Exit Costs – Lease Terminations

At January 1, 2004, the Company had an accrual of $143 million for exit costs. The 2004 adjustments of $(3) million represent reversals of $11 million for accruals no longer needed, partially offset by an $8 million translation adjustment. The $25 million used in 2004 reflects cash payments. The remaining accrual of $115 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represents future cash payments for lease termination obligations which will extend over several years.

Employee Separation Costs

At January 1, 2004, the Company had an accrual of $149 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2004 adjustments of $26 million represent reversals of accruals no longer needed.

During the six months ended July 3, 2004, approximately 1,900 employees were separated from the Company. The $84 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $39 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, is expected to be paid to approximately 400 separated employees.

2003 Charges

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

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $37 million for the three months ended June 28, 2003. The $37 million charge relates to employee separation accruals, primarily in the Semiconductor Products and Commercial, Government and Industrial Solutions segments. These charges were offset by reversals of previous accruals of $90 million, consisting primarily of: (i) $53 million of unused accruals relating to previously expected employee separation costs across all segments, (ii) $24 million, primarily for reserves previously established to cover decommissioning costs which were no longer needed due to the sale of a facility in the Semiconductor Products segment, as well as for the correction in classification of assets which the Company intends to use which were previously classified as held-for-sale, and (iii) $13 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges (reversals) incurred by segment for the three months ended June 28, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$—	$(13)	$—	$(13)
Semiconductor Products	(6)	9	(12)	(9)
Global Telecom Solutions	(2)	(14)	(4)	(20)
Commercial, Government and Industrial Solutions	—	9	—	9
Integrated Electronic Systems	(1)	(10)	—	(11)
Broadband Communications	—	(2)	(4)	(6)
Other Products	(2)	8	—	6

	(11)	(13)	(20)	(44)
General Corporate	(5)	(3)	(4)	(12)

	$(16)	$(16)	$(24)	$(56)

Six months ended June 28, 2003

For the six months ended June 28, 2003, the Company recorded net charges of $10 million, of which $11 million of reversals was included in Costs of Sales and $21 million of net charges was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. The aggregate $10 million net charge is comprised of the following:

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

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $154 million for the six months ended June 28, 2003. These charges consisted primarily of: (i) $77 million in the Semiconductor Products segment primarily for fixed asset impairments related to a manufacturing facility in Texas and employee separation accruals, (ii) $30 million in the Commercial, Government and Industrial Solutions segment related to employee separation costs, and (iii) $26 million in General Corporate for the impairment of assets classified as held-for-sale. These charges were partially offset by reversals of previous accruals of $141 million, consisting primarily of: (i) $87 million relating to unused accruals of previously-expected employee separation costs across all segments, (ii) $36 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, as well as for reserves previously established to cover decommissioning costs which were no longer needed due to the sale of a facility in the Semiconductor Products segment, and (iii) $18 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges (reversals) incurred by segment for the six months ended June 28, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$(11)	$(7)	$(19)
Semiconductor Products	(6)	11	33	38
Global Telecom Solutions	(3)	(17)	(6)	(26)
Commercial, Government and Industrial Solutions	(2)	20	—	18
Integrated Electronic Systems	(1)	(12)	—	(13)
Broadband Communications	2	(6)	(4)	(8)
Other Products	(2)	7	—	5

	(13)	(8)	16	(5)
General Corporate	(6)	(1)	22	15

	$(19)	$(9)	$38	$10

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to June 28, 2003:

Exit Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at June 28, 2003
Discontinuation of product lines	$6	$—	$(1)	$(5)	$—
Business exits	82	—	(2)	(11)	69
Manufacturing & administrative consolidations	129	2	(18)	(19)	94

	$217	$2	$(21)	$(35)	$163

The 2003 adjustments of $21 million represent reversals for reserves no longer needed. The $35 million used in 2003 reflects cash payments of $30 million and non-cash utilization of $5 million. The remaining accrual of $163 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to June 28, 2003:

Employee Separation Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at June 28, 2003
Manufacturing & administrative consolidations	$419	$78	$(87)	$(235)	$175

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

During the first half of 2003, approximately 5,400 employees were separated from the Company. The $235 million used in 2003 reflects cash payments of $229 million and non-cash utilization of $6 million to these separated employees. The remaining accrual of $175 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, is expected to be paid to approximately 3,500 employees.

12. Acquisitions of Businesses

Quantum Bridge

In May 2004, the Company acquired Quantum Bridge Communications, Inc. (“Quantum Bridge”), a leading provider of fiber-to-the-premises (FTTP) solutions, for $55 million in cash. Terms of the acquisition include contingent purchase price payments, to be made by Motorola to the sellers, not to exceed $143 million. The payments are contingent upon certain milestones being met primarily related to future revenue targets. Certain milestones extend through 2007. These contingent payments will be included as part of the purchase price if and when the milestones are met. The Company recorded $30 million in goodwill, none of which is expected to be deductible for tax purposes, a $15 million charge for acquired in-process research and development costs and $15 million in other intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s condensed consolidated statements of operations. Goodwill and other intangible assets are included in Other Assets in the Company’s condensed consolidated balance sheets. The intangible assets will be amortized over periods ranging from four to 14 years on a straight-line basis.

The results of operations of Quantum Bridge have been included in the Broadband Communications segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

At the date of the acquisition, two projects were in process, ranging from 28% to 56% complete. The average risk adjusted rate used to value these projects was 45%. Both projects are expected to begin generating revenue in 2005.

Winphoria

In May 2003, the Company acquired Winphoria Networks, Inc. (“Winphoria”), a core infrastructure provider of next-generation packet-based mobile switching centers for wireless networks, for $179 million in cash. The Company recorded $93 million in goodwill, none of which is expected to be deductible for tax purposes, a $32 million charge for acquired in-process research and development costs, and $54 million in other intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s condensed consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over periods ranging from 3 to 5 years on a straight-line basis.

The results of operations of Winphoria have been included in the Global Telecom Solutions segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

At the date of the acquisition, a total of eight projects were in process, ranging from 29% to 82% complete. The average risk adjusted rate used to value these projects ranged from 25% to 28%. Four of these projects began generating revenue in 2004 with one to generate revenue in 2005 and the remaining three in 2006.

13. Freescale Semiconductor, Inc. Separation

During the three months ended July 3, 2004, the Company completed the separation of its Semiconductor Products segment into Freescale Semiconductor, Inc. (Freescale Semiconductor). In conjunction with the separation, the Company incurred separation costs of $41 million and $50 million for the three months and six months ended July 3, 2004, respectively. These costs relate to third-party legal fees, information technology, transaction taxes and other services. Additionally, the separation of legal entities created a basis difference for statutory purposes resulting in the recording of $31 million of deferred taxes with the offset recorded as an increase in Additional Paid-In Capital included in the Company’s condensed consolidated balance sheets.

In July 2004, Freescale Semiconductor completed an initial public offering (IPO) of approximately 121.6 million shares of Freescale Semiconductor Class A common stock. The net proceeds to Freescale Semiconductor from the IPO, as well as the subsequent sale of an additional 8.4 million shares of Class A common stock in connection with the partial exercise of the overallotment option, were $1.6 billion. Following these transactions, approximately 32.5% of the total outstanding common stock of Freescale Semiconductor is held by the general public and 67.5% is held by Motorola. Motorola owns all of Freescale Semiconductor’s Class B common stock, which is entitled to five votes per share on all matters to be voted on by Freescale Semiconductor’s stockholders and represents approximately 91.2% of Freescale Semiconductor’s total voting power.

At the same time as the IPO, Freescale Semiconductor issued senior debt securities in an aggregate principal amount of $1.25 billion, consisting of $400 million of floating rate notes due 2009, $350 million of 6.875% notes due 2011 and $500 million of 7.125% notes due 2014. In conjunction with this public offering of senior debt securities, Freescale Semiconductor entered into interest rate swaps to change the characteristics of the interest rate payments from fixed-rate payments to short-term variable rate LIBOR-based payments on the $350 million of 6.875% notes due 2011 and the $500 million of 7.125% notes due 2014. Freescale Semiconductor distributed approximately $1.1 billion of proceeds to Motorola.

Motorola, Inc. And Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months and six months ended July 3, 2004 and June 28, 2003, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2003.

Executive Overview

Our Business

Motorola, Inc. is a global leader in wireless, broadband and automotive communications technologies and embedded electronic products.

•	Wireless

Handsets: We are one of the world’s leading providers of wireless handsets, which transmit and receive voice, text, images and other forms of information and communication.

Wireless Networks: We also develop, manufacture and market public and enterprise wireless infrastructure communications systems, including hardware, software and service.

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

We also are a leading producer of embedded processing and connectivity products for the automotive, networking and wireless communications industries, through our majority-owned subsidiary, Freescale Semiconductor, Inc. (Freescale Semiconductor). In July 2004, an initial public offering of a minority interest of approximately 32.5% of Freescale Semiconductor was completed.

Second Quarter Highlights

Our net sales were $8.7 billion in the second quarter of 2004, up 41% from $6.2 billion in the second quarter of 2003. Net sales in all six of the Company’s major operating segments increased in the second quarter of 2004 compared to the second quarter of 2003. The overall increase in net sales was primarily due to a $1.6 billion, or 67%, increase in net sales by our wireless handset business, driven by strong demand for new products, reflected by a 52% increase in unit shipments and a 16% increase in average selling price (ASP) compared to the second quarter of 2003. Our wireless infrastructure business had increased net sales in all regions, particularly in Asia and North America, and in all technologies. We believe that our sales growth in the wireless infrastructure business outpaced the industry, resulting in increased market share for the second straight quarter. Our semiconductor business had increased net sales in all end-market user groups, particularly in the networking and wireless markets. Net sales in this business were also positively impacted by the success of our wireless handset business, which is the semiconductor business’ largest customer. Our broadband business had increased net sales due to increased purchases of cable set-tops and modems by cable operators and a mix shift in digital set-top boxes towards higher-end products.

We had pre-tax earnings of $800 million in the second quarter of 2004, compared to pre-tax earnings of $112 million in the second quarter of 2003. After taxes, we reported a net loss of $203 million in the second quarter of 2004, compared to net earnings of $119 million in the second quarter of 2003. The net loss in the second quarter of 2004 was due to the non-cash tax expense of $898 million related to the establishment of a deferred tax asset valuation reserve associated with the initial public offering of Freescale Semiconductor. All six of the Company’s major segments had increased earnings before income tax in the second quarter of 2004 compared to the second quarter of 2003, driven primarily by increased net sales in all segments. Improved manufacturing capacity utilization and other manufacturing efficiencies contributed to the gross margin improvement in our semiconductor business. A favorable product mix, due to a higher proportion of higher-margin subscriber sales, supply-chain efficiencies and overall cost structure improvements resulted in increased earnings for our public safety and enterprise business. Overall R&D expenditures decreased as a percentage of net sales, which is in-line with our continued focus on engineering effectiveness throughout the Company. In addition, a decrease in investment impairment charges, largely due to a recovery of a previously-impaired investment, contributed to the improvement in earnings before income tax in the second quarter of 2004 compared to the second quarter of 2003.

In the second quarter of 2004, we had $22 million in reversals of accruals no longer needed related to reorganization of businesses. The $22 million of reversals constitute less than 3% of the Company’s $800 million in earnings before income tax in the second quarter of 2004.

We continued to strengthen our balance sheet in the second quarter of 2004. In the second quarter, we had positive operating cash flow of $994 million. This increase in operating cash flow gave the Company a net cash* position of $1.8 billion at the end of the quarter. We reduced our gross debt** by an additional $464 million in the second quarter and have reduced it by over $1 billion in the first half of 2004.

Looking Forward

As we said at the beginning of 2004, first and foremost, we are focused on increasing profitable sales and growing market share. Demand for many of our products was quite strong in the second quarter, reflected by increased net sales and pre-tax earnings in the second quarter of 2004. We remain cautiously optimistic about the economic recovery for information technology products, especially in the areas of communications and related industries. We believe we are well positioned to take advantage of these positive market conditions. Our unique advantage is providing compelling communication products for the mobile user, connecting the auto, the home and the enterprise, including the public safety market. Seamless mobility is our unique core competency and one that will continue to differentiate Motorola from our competitors over the next several years.

We are excited about the range of our new product offerings this year in our wireless handset, network infrastructure, broadband communications, semiconductor, automotive and government and public safety businesses, and we are optimistic about continued demand for our products. It remains challenging to manage manufacturing capacity and component supplies.

*	Net Cash = Cash and Cash Equivalents + Short-term Investments – Notes Payable and Current Portion of Long-term Debt – Long-term Debt – Trust Originated Preferred Securities (“TOPrS”)
**	Gross Debt = Notes Payable and Current Portion of Long-term Debt + Long-term Debt + TOPrS

We are in extremely competitive businesses and face new and established competitors regularly. In Asia, our wireless handset business has experienced increased competition throughout 2003 and continuing in 2004, particularly in China. We continue to introduce compelling new products in order to remain a leading supplier.

The programs described below are designed to address some of the key challenges we face as we focus on increasing profitable sales and growing market share:

•	Improved Execution. We have various programs in place to accelerate our timely delivery of products with higher levels of quality that will result in increased levels of customer delight.

•	Improved Cost Structure. We will continue to focus on programs and operational efficiencies that drive down our fixed and discretionary costs. This includes minimizing cost of poor quality, managing costs of purchased materials and services through an improved procurement process, and improving the new product introduction process and engineering effectiveness throughout our business.

•	Improved Customer Focus. We are implementing new company-wide programs to further embrace our customers on both a strategic and tactical basis. We believe our customers, together with our employees, are the Company’s most important assets and must be treated as such every day.

•	Increased Brand Recognition. We are investing in the Motorola corporate brand as well as broadening our efforts for our consumer handset and broadband products. We believe this is critical to establish Motorola as the preeminent supplier of communications technology products and devices for the connected world.

•	Increased Investment in Our Long-Term Technology Portfolio. We are continuing to identify and resource our core competencies and disruptive technologies to ensure that we can continue to lead in our markets over the next decade.

We believe that we have the resources in place to drive further improvement on these initiatives throughout 2004.

Results of Operations

(Dollars in millions, except per share amounts)	Three Months Ended				Six Months Ended
	July 3, 2004	% of Sales	June 28, 2003	% of Sales	July 3, 2004	% of Sales	June 28, 2003	% of Sales
Net sales	$8,700		$6,163		$17,261		$12,206
Costs of sales	5,531	63.6%	4,155	67.4%	11,224	65.0%	8,222	67.4%

Gross margin	3,169	36.4%	2,008	32.6%	6,037	35.0%	3,984	32.6%

Selling, general and administrative expenses	1,321	15.2%	937	15.2%	2,465	14.3%	1,834	15.0%
Research and development expenditures	990	11.4%	951	15.4%	1,957	11.3%	1,898	15.5%
Reorganization of businesses	(21)	(0.2)%	(42)	(0.7)%	(41)	(0.2)%	21	0.2%
Freescale Semiconductor separation costs	41	0.4%	—	—	50	0.3%	—	—
Other income	(7)	(0.1)%	(9)	(0.1)%	(61)	(0.4)%	(70)	(0.6)%

Operating earnings	845	9.7%	171	2.8%	1,667	9.7%	301	2.5%

Other income (expense):
Interest expense, net	(60)	(0.7)%	(59)	(1.0)%	(127)	(0.7)%	(152)	(1.3)%
Gains on sales of investments and businesses, net	15	0.2%	28	0.5%	196	1.1%	307	2.5%
Other	—	—	(28)	(0.5)%	(20)	(0.1)%	(87)	(0.7)%

Total other income (expense)	(45)	(0.5)%	(59)	(1.0)%	49	0.3%	68	0.5%

Earnings before income taxes	800	9.2%	112	1.8%	1,716	10.0%	369	3.0%
Income tax expense	1,003	11.5%	(7)	(0.1)%	1,310	7.6%	81	0.7%

Net earnings (loss)	$(203)	(2.3)%	$119	1.9%	$406	2.4%	$288	2.4%

Diluted earnings (loss) per common share	$(.09)		$0.05		$0.17		$0.12

Results of Operations—Three months ended July 3, 2004 compared to three months ended June 28, 2003

Net sales

Net sales were $8.7 billion in the second quarter of 2004, up 41% from $6.2 billion in the second quarter of 2003. Net sales increased in all six of the Company’s major segments in the second quarter of 2004 compared to the second quarter of 2003. The overall increase in net sales was due to: (i) a $1.6 billion increase in net sales by the Personal Communications segment (PCS), driven by a 52% increase in unit shipments and a 16% increase in average selling price (ASP), reflecting strong sales of new products, (ii) a $397 million increase in net sales by the Global Telecom Solutions segment (GTSS), driven by an increase in capital expenditures by the segment’s wireless service provider customers and reflecting sales growth in all technologies and all regions, (iii) a $346 million increase in net sales by the Semiconductor Products segment (SPS), reflecting increased sales in all end-market groups, particularly in the networking and wireless markets, driven by increased demand from wireless customers, in particular the Company’s wireless handset business, (iv) a $140 million increase in net sales by the Integrated Electronics Systems segment (IESS), primarily due to increased sales in the automotive electronics market, particularly of telematics products, and increased sales of portable energy storage products, reflecting the success of the Company’s wireless handset business, (v) a $137 million increase in net sales by the Broadband Communications segment (BCS), primarily due to increased purchases of cable set-tops and modems by cable operators and a mix shift in digital set-top boxes towards higher-end products, and (vi) a $128 million increase in net sales by the Commercial, Government and Industrial Solutions segment (CGISS), reflecting increased spending by customers in the segment’s government market in response to global homeland security initiatives, and increased sales in the segment’s enterprise business.

Gross margin

Gross margin was $3.2 billion, or 36.4% of net sales, in the second quarter of 2004, compared to $2.0 billion, or 32.6% of net sales, in the second quarter of 2003. All six of the Company’s major segments had a higher gross margin in the second quarter of 2004 compared to the second quarter of 2003, and four of the six major segments had a higher gross margin as a percentage of net sales. The improvement in gross margin in the second quarter of 2004 compared to the second quarter of 2003 was primarily due to the 41% increase in net sales. Improvements in gross margin were also driven by: (i) improvements in SPS, primarily due to increased manufacturing capacity utilization, and (ii) improvements in CGISS, due to a favorable product mix, reflecting a higher proportion of higher-margin subscriber sales, and supply-chain efficiencies.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenditures were $1.3 billion, or 15.2% of net sales, in the second quarter of 2004, compared to $937 million, or 15.2% of net sales, in the second quarter of 2003. General expenditures increased in the second quarter of 2004 compared to the second quarter of 2003, primarily due to an increase in employee incentive program accruals in all six major segments. Selling expenditures also increased, primarily due to: (i) increased advertising and promotional expenditures, primarily in PCS, and increased marketing expenditures in all six major segments, and (ii) increased selling and sales support expenditures in all six major segments, primarily due to an increase in sales commissions relating to the increase in net sales.

Research and development expenditures

Research and development (R&D) expenditures were $990 million, or 11.4% of net sales, in the second quarter of 2004, compared to $951 million, or 15.4% of net sales, in the second quarter of 2003. The slight increase in R&D expenditures was primarily due to increased developmental engineering expenditures by PCS and CGISS. These increases were partially offset by decreased R&D expenditures by GTSS and SPS, primarily due to improved engineering efficiencies.

Reorganization of businesses

The Company recorded income of $24 million related to reorganization of businesses in the second quarter of 2004, reflecting reversals of accruals no longer needed, of which $21 million was recorded in the condensed consolidated statements of operations under Reorganization of Businesses and $3 million was recorded in Costs of Sales. Included in the aggregate $24 million are $22 million of reversals of employee separation and exit cost reserves, which were no longer needed, and $2 million of fixed asset adjustments. The $22 million in reversals constitutes less than 3% of the Company’s $800 million in earnings before income taxes in the second quarter of 2004.

The Company recorded income of $56 million related to reorganization of businesses in the second quarter of 2003, reflecting reversals of accruals no longer needed, of which $42 million was recorded in the condensed consolidated statements of operations under Reorganization of Businesses and $14 million was recorded in Costs of Sales. Included in the aggregate $56 million were $32 million of reversals of employee separation and exit cost reserves, which were no longer needed, and $24 million of fixed asset adjustments. These reversals are discussed in further detail in the “Reorganization of Businesses Charges” section below.

Freescale Semiconductor separation costs

In the second quarter of 2004, the Company incurred $41 million in costs relating to the separation of its semiconductor operations into a wholly-owned subsidiary, Freescale Semiconductor. These costs are incremental and non-recurring and include transaction taxes, third-party legal fees, information technology and other services.

As further described below under “Liquidity—Freescale Semiconductor, Inc.”, in July 2004, 32.5% of the total outstanding common stock was sold for approximately $1.6 billion in an initial public offering.

Other charges (income)

The Company recorded income of $7 million in Other Charges (Income) in the second quarter of 2004, compared to income of $9 million in the second quarter of 2003. The income of $7 million in the second quarter of 2004 primarily consisted of $21 million in income from the reversal of financing receivable reserves due to the partial collection of a previously-uncollected receivable, partially offset by a $15 million charge for in-process research and development related to the acquisition of Quantum Bridge Communications, Inc. (Quantum Bridge). The income of $9 million in the second quarter of 2003 primarily consisted of: (i) $33 million in income from the sale of assets related to the Iridium program that had been previously written down, and (ii) $7 million in income from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims, partially offset by a $32 million charge for in-process research and development related to the acquisition of Winphoria Networks, Inc.

Net interest expense

Net interest expense was $60 million in the second quarter of 2004, compared to $59 million in the second quarter of 2003. Net interest expense in the second quarter of 2004 included interest expense of $92 million, partially offset by interest income of $32 million. Net interest expense in the second quarter of 2003 included interest expense of $108 million, partially offset by $49 million of interest income. The slight increase in net interest expense in the second quarter of 2004 compared to the second quarter of 2003 is attributable to the reduction in interest income. Second quarter 2003 interest income exceeded 2004 interest income due to: (i) interest received on a tax refund in the second quarter of 2003 that was not repeated in the second quarter of 2004, and (ii) greater interest income earned on long-term finance receivables during the second quarter of 2003 than during the second quarter of 2004, partially offset by a higher average balance of cash and cash equivalents in the second quarter of 2004. The reduction in interest income was partially offset by a reduction in interest expense due to: (i) additional benefits derived during the second quarter of 2004 from fixed-to-floating interest rate swaps, and (ii) a reduction in total debt at the end of the second quarter of 2004 compared to the end of the second quarter of 2003.

Gains on sales of investments and businesses

Gains on sales of investments and businesses in the second quarter of 2004 were $15 million, compared to gains of $28 million in the second quarter of 2003. In the second quarter of 2004, the net gains were primarily related to: (i) a $20 million gain resulting from the reversal of indemnification reserves relating to a business previously sold, and (ii) the sale of equity securities of other companies held for investment purposes, partially offset by an $11 million loss on the sale of a BCS manufacturing facility in Nuremberg, Germany. In the second quarter of 2003, the net gains primarily resulted from the recognition of a deferred gain from the 2001 sale of cellular properties upon receipt of final payment.

Other

Charges classified as Other, as presented in Other Income (Expense), resulted in net charges of less than $1 million in the second quarter of 2004, compared to net charges of $28 million in the second quarter of 2003. Charges classified as Other in the second quarter of 2004 were primarily comprised of: (i) foreign currency losses of $16 million, and (ii) $5 million in minority interest charges, partially offset by $20 million in income related to the recovery of a previously impaired debt holding in a European cable operator. Charges classified as Other in the second quarter of 2003 were primarily comprised of: (i) foreign currency losses of $28 million, and (ii) investment impairment charges of $12 million, partially offset by $11 million of equity in net earnings of affiliated companies.

Effective tax rate

The effective tax rate was 125% in the second quarter of 2004, representing a $1.0 billion net tax expense, compared to a (6)% effective tax rate, representing a $7 million net tax benefit, in the second quarter of 2003.

The Company’s effective tax rate in the second quarter of 2004 was significantly impacted by: (i) the recording of a $898 million non-cash tax charge for the establishment of a valuation reserve on Freescale Semiconductor’s net deferred tax assets, (ii) the reversal of $197 million of previously-accrued income taxes as the result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits, (iii) the recording of non-deductible costs relating to the Freescale Semiconductor separation, and (iv) the recording of non-deductible charges related to the acquisition of Quantum Bridge. The Company’s tax rate for the second quarter of 2004, excluding the above items, would have been 35%. The Company’s tax rate for the second quarter of 2003, excluding tax reversals and impact from non-deductible acquisition charges, would have been 37%.

The Company expects the effective tax rate for the full year 2004 to be approximately 35%, excluding the non-cash tax charge for Freescale Semiconductor’s deferred tax valuation allowance and the reversal of previously-accrued income taxes.

Earnings/(Loss)

The Company had earnings before income taxes of $800 million in the second quarter of 2004, compared with earnings before income taxes of $112 million in the second quarter of 2003. After taxes, the Company recorded a net loss of $203 million, or $(0.09) per diluted share, in the second quarter of 2004, compared with net earnings of $119 million, or $0.05 per diluted share, in the second quarter of 2003.

The $688 million increase in earnings before income taxes in the second quarter of 2004 compared to the second quarter of 2003 is primarily attributed to: (i) a $1.2 billion increase in gross margin, primarily due to (a) a $2.5 billion increase in net sales, (b) improved manufacturing utilization rates and manufacturing efficiencies in SPS, and (c) favorable product mix and supply-chain efficiencies in CGISS, and (ii) a $28 million decrease in charges classified as Other, primarily due to: (a) $20 million in income in the second quarter of 2004 related to the recovery of a previously-impaired debt holding in a European cable operator, and (b) a reduction in foreign currency losses and investment impairment charges. These improvements in earnings before income taxes were partially offset by: (i) a $384 million increase in SG&A expenditures, which was driven by: (a) an increase in general expenditures, primarily due to an increase in employee incentive program accruals, and (b) an increase in selling expenditures, driven by an increase in advertising and promotional expenditures, particularly in PCS, as well as increased selling and sales support expenditures in all six major segments, primarily due to an increase in sales commissions relating to the increase in net sales, (ii) $41 million in costs associated with the separation of the Company’s semiconductor operations into Freescale Semiconductor, (iii) a $39 million increase in R&D expenditures, due primarily to the increase in developmental engineering expenditures by PCS, as the segment continues to focus on developing compelling new products, and increased developmental engineering expenditures by CGISS, (iv) a $21 million decrease in income related to reorganization of businesses, primarily due to a decline in reversals of accruals no longer needed in the second quarter of 2004, and (v) a $13 million decrease in gains on the sales of investments.

Results of Operations—Six months ended July 3, 2004 compared to six months ended June 28, 2003

Net sales

Net sales were $17.3 billion in the first half of 2004, up 41% from $12.2 billion in the first half of 2003. Net sales increased in all six of the Company’s major segments in the first half of 2004 compared to the first half of 2003. The overall increase in net sales was due to: (i) a $3.2 billion increase in net sales by PCS, reflecting a 51% increase in unit shipments and a 16% increase in ASP, driven primarily by strong sales of new products, (ii) a

$762 million increase in net sales by GTSS, driven by an increase in capital expenditures by the segment’s wireless service provider customers and reflecting sales growth in all technologies and all regions, (iii) a $591 million increase in net sales by SPS, reflecting increased net sales in all end-market groups, particularly in the networking and wireless markets, (iv) a $285 million increase in net sales by CGISS, reflecting increased spending by customers in the segment’s government market, in response to global homeland security initiatives, and reflecting increased sales in all regions, (v) a $273 million increase in net sales by IESS, primarily due to increased sales in the automotive electronics market, particularly of telematic products, and increased sales of portable energy storage products, are reflecting the success of the Company’s wireless handset business, and (vi) a $204 million increase in net sales by BCS, primarily due to increased purchases of cable set-tops and modems by cable operators, a mix shift in digital set-top boxes towards higher-end products and an increase in retail sales.

Gross margin

Gross margin was $6.0 billion, or 35.0% of net sales, in the first half of 2004, compared to $4.0 billion, or 32.6% of net sales, in the first half of 2003. All six of the Company’s major segments had a higher gross margin in the first half of 2004 compared to the first half of 2003, and five of the six major segments had a higher gross margin as a percentage of net sales. The improvement in gross margin in the first half of 2004 compared to the first half of 2003 was primarily due to the 41% increase in net sales. Improvements in gross margin were also driven by: (i) improvements in SPS, primarily due to increased manufacturing capacity utilization, and (ii) improvements in CGISS, due to a favorable product mix, reflecting a higher proportion of higher-margin subscriber sales, and supply-chain efficiencies.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenditures were $2.5 billion, or 14.3% of net sales, in the first half of 2004, compared to $1.8 billion, or 15.0% of net sales, in the first half of 2003. General expenditures increased in the first half of 2004 compared to the first half of 2003, primarily due to an increase in employee incentive program accruals in all six major segments. Selling expenditures also increased, primarily due to: (i) increased advertising and promotional expenditures, primarily in PCS, and increased marketing expenditures in all six major segments, and (ii) increased selling and sales support expenditures, primarily due to an increase in sales commissions relating to the increase in net sales.

Research and development expenditures

Research and development (R&D) expenditures were $2.0 billion, or 11.3% of net sales, in the first half of 2004, compared to $1.9 billion, or 15.5% of net sales, in the first half of 2003. The increase in R&D expenditures was primarily due to increased developmental engineering expenditures by PCS and CGISS. These increases were partially offset by decreased R&D expenditures by GTSS and SPS, primarily due to improved engineering efficiencies.

Reorganization of businesses

The Company recorded income of $45 million related to reorganization of businesses in the first half of 2004, reflecting reversals of accruals no longer needed, of which $41 million was recorded in the condensed consolidated statements of operations under Reorganization of Businesses and $4 million was recorded in Costs of Sales. Included in the aggregate $45 million are $37 million of reversals of employee separation and exit cost reserves, which were no longer needed, and $8 million of fixed asset adjustments. The $37 million in reversals constitutes approximately 2% of the Company’s $1.7 billion in earnings before income taxes in the first half of 2004.

Total reorganization of businesses charges in the first half of 2003 were $10 million, of which $21 million in charges was recorded in the condensed consolidated statements of operations under Reorganization of Businesses and $11 million of income from the reversal of accruals no longer needed was recorded in Costs of

Sales. Included in the aggregate $10 million of charges are $28 million of reversals of employee separation and exit cost reserves, which were no longer needed, and $38 million of fixed asset adjustments. These charges and reversals are discussed in further detail in the “Reorganization of Businesses Charges” section below.

Freescale Semiconductor separation costs

In the first half of 2004, the Company incurred $50 million in costs relating to the separation of its semiconductor product business into a wholly-owned subsidiary, Freescale Semiconductor. These costs are incremental and non-recurring and include transaction taxes, third-party legal fees, information technology and other services.

Other charges (income)

The Company recorded income of $61 million in Other Charges (Income) in the first half of 2004, compared to income of $70 million in the first half of 2003. The income of $61 million in the first half of 2004 primarily consisted of: (i) $52 million in income from the reversal of reserves for previously-received incentives related to impaired semiconductor facilities, and (ii) $21 million in income from the reversal of financing receivable reserves due to the partial collection of a previously-uncollected receivable, partially offset by a $15 million charge for in-process research and development related to the acquisition of Quantum Bridge. The income of $70 million in the first half of 2003 was primarily comprised of: (i) $59 million in income due to the reassessment of remaining reserve requirements as a result of a litigation settlement with the Chase Manhattan Bank regarding Iridium, (ii) $33 million in income from the sale of assets related to the Iridium program that had been previously written down, and (iii) $7 million in income from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims, partially offset by a $32 million charge for in-process research and development related the acquisition of Winphoria Networks, Inc.

Net interest expense

Net interest expense was $127 million in the first half of 2004, compared to $152 million in the first half of 2003. Net interest expense in the first half of 2004 included interest expense of $195 million, partially offset by interest income of $68 million. Net interest expense in the first half of 2003 included interest expense of $225 million, partially offset by $73 million of interest income. The decrease in net interest expense in the first half of 2004 compared to the first half of 2003 is attributable to the reduction in interest expense. The reduction in interest expense was primarily due to: (i) additional benefits derived during the first half of 2004 from fixed-to-floating interest rate swaps, and (ii) a reduction in total debt at the end of the first half of 2004 compared to the end of the first half of 2003.

Gains on sales of investments and businesses

Gains on sales of investments and businesses in the first half of 2004 were $196 million, compared to $307 million in the first half of 2003. In the first half of 2004, the net gains were primarily related to: (i) a $130 million gain on the sale of the Company’s remaining investment in Broadcom Corporation, and (ii) a $41 million gain on the sale of a portion of the Company’s investment in Semiconductor Manufacturing International Corporation. In the first half of 2003, the gains primarily resulted from the sale of 25 million shares of Nextel Communications, Inc. held by the Company for investment purposes.

Other

Charges classified as Other, as presented in Other Income (Expense), resulted in net charges of $20 million in the first half of 2004, compared to net charges of $87 million in the first half of 2003. Charges classified as Other in the second quarter of 2004 were primarily comprised of: (i) foreign currency losses of $19 million, (ii) $13 million in minority interest charges, and (iii) $9 million in investment impairment charges, partially offset by

$20 million in income related to the recovery of a previously-impaired debt holding in a European cable operator. Charges classified as Other in the second quarter of 2003 were primarily comprised of: (i) $59 million in investment charges, primarily comprised of a $29 million charge to write down to zero the Company’s debt holding in a European cable operator, and (ii) foreign currency losses of $40 million, partially offset by $14 million of equity in net earnings of affiliated companies.

Effective tax rate

The effective tax rate was 76% in the first six months of 2004, representing a $1.3 billion net tax expense, compared to a 22% effective tax rate, representing an $81 million net tax expense, in the first six months of 2003.

The Company’s effective tax rate in the first six months of 2004 was significantly impacted by: (i) the recording of a $898 million non-cash tax charge for the establishment of a valuation reserve on the Freescale Semiconductor’s net deferred tax assets, (ii) the reversal of $197 million of previously-accrued income taxes as the result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits, (iii) the recording of non-deductible costs relating to the Freescale Semiconductor separation, and (iv) the recording of non-deductible charges related to the acquisition of Quantum Bridge. The Company’s tax rate for the first half of 2004, excluding the above items, would have been 34%. The Company’s tax rate for the first half of 2003, excluding tax reversals and impact from non-deductible acquisition charges, would have been 35%.

Earnings

The Company had earnings before income taxes of $1.7 billion in the first half of 2004, compared to earnings before income taxes of $369 million in the first half of 2003. After taxes, the Company had net earnings of $406 million, or $0.17 per diluted share, in the first half of 2004, compared to net earnings of $288 million, or $0.12 per diluted share, in the first half of 2003.

The $1.3 billion increase in earnings before income taxes in the first half of 2004 compared to the first half of 2003 is primarily attributed to: (i) a $2.1 billion increase in gross margin, primarily due to (a) a $5.1 billion increase in net sales, (b) improved manufacturing utilization rates and manufacturing efficiencies in SPS, and (c) favorable product mix and supply-chain efficiencies in CGISS, (ii) a $67 million decrease in charges classified as Other, primarily due to: (a) a reduction in foreign currency losses and investment impairment charges, and (b) $20 million in income in the first half of 2004 related to the recovery of a previously-impaired debt holding in a European cable operator, (iii) a $62 million decrease in reorganization of business charges, and (iv) a $25 million decrease in net interest expense. These improvements in operating earnings were partially offset by: (i) a $631 million increase in SG&A expenditures, which was driven by: (a) an increase in general expenditures, primarily due to an increase in employee incentive program accruals, and (b) an increase in selling expenditures, driven by an increase in advertising and promotional expenditures, particularly in PCS, as well as increased selling and sales support expenditures in all six major segments, primarily due to an increase in sales commissions relating to the increase in net sales, (ii) a $111 million decrease in gains on the sales of investments, (iii) a $59 million increase in R&D expenditures, due primarily to the increase in developmental engineering expenditures by PCS, reflected in the high volume of new product offerings, and by CGISS, and (iv) $50 million in costs associated with the separation of the Company’s semiconductor operations into Freescale Semiconductor.

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

2004 Charges

Three months ended July 3, 2004

For the three months ended July 3, 2004, the Company recorded reversals of $24 million for reserves no longer needed, of which $3 million was included in Costs of Sales and $21 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. Included in the aggregate $24 million are $22 million of reversals for employee separation and exit cost reserves which were no longer needed and $2 million of fixed asset adjustments.

Six months ended July 3, 2004

For the six months ended July 3, 2004, the Company recorded reversals of $45 million for reserves no longer needed, of which $4 million was included in Costs of Sales and $41 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. Included in the aggregate $45 million are $37 million of reversals for employee separation and exit cost reserves which were no longer needed and $8 million of fixed asset adjustments.

Reorganization of Businesses Charges—by Segment

The following table displays the employee separation and exit cost reserve reversals by segment for the three months and six months ended July 3, 2004:

Segment	Three Months Ended July 3, 2004	Six Months Ended July 3, 2004
Personal Communications	$(8)	$(11)
Semiconductor Products	(1)	(3)
Global Telecom Solutions	(1)	(5)
Commercial, Government and Industrial Solutions	(1)	(4)
Integrated Electronic Systems	—	—
Broadband Communications	(4)	(6)
Other Products	—	—

	(15)	(29)
General Corporate	(7)	(8)

	$(22)	$(37)

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs and employee separation costs from January 1, 2004 to July 3, 2004:

	Accruals at January 1, 2004	2004 Additional Charges	2004 Adjustments	2004 Amount Used	Accruals at July 3, 2004
Exit costs – lease terminations	$143	$—	$(3)	$(25)	$115
Employee separation costs	149	—	(26)	(84)	39

	$292	$—	$(29)	$(109)	$154

Exit Costs – Lease Terminations

At January 1, 2004, the Company had an accrual of $143 million for exit costs. The 2004 adjustments of $(3) million represent reversals of $11 million for accruals no longer needed, partially offset by an $8 million translation adjustment. The $25 million used in 2004 reflects cash payments. The remaining accrual of $115 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represents future cash payments for lease termination obligations which will extend over several years.

Employee Separation Costs

At January 1, 2004, the Company had an accrual of $149 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2004 adjustments of $26 million represent reversals of accruals no longer needed.

During the six months ended July 3, 2004, approximately 1,900 employees were separated from the Company. The $84 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $39 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, is expected to be paid to approximately 400 separated employees.

2003 Charges

Three months ended June 28, 2003

For the three months ended June 28, 2003, the Company recorded net reversals of $56 million, of which $14 million was included in Costs of Sales and $42 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. The aggregate $56 million net reversal is comprised of the following:

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

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $37 million for the three months ended June 28, 2003. The $37 million charge relates to employee separation accruals, primarily in the Semiconductor Products and Commercial, Government and Industrial Solutions segments. These charges were offset by reversals of previous accruals of $90 million, consisting primarily of: (i) $53 million of unused accruals relating to previously expected employee separation costs across all segments, (ii) $24 million, primarily for reserves previously established to cover decommissioning costs which were no longer needed due to the sale of a facility in the Semiconductor Products segment, as well as for the correction in classification of assets which the Company intends to use which were previously classified as held-for-sale, and (iii) $13 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges (reversals) incurred by segment for the three months ended June 28, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$—	$(13)	$—	$(13)
Semiconductor Products	(6)	9	(12)	(9)
Global Telecom Solutions	(2)	(14)	(4)	(20)
Commercial, Government and Industrial Solutions	—	9	—	9
Integrated Electronic Systems	(1)	(10)	—	(11)
Broadband Communications	—	(2)	(4)	(6)
Other Products	(2)	8	—	6

	(11)	(13)	(20)	(44)
General Corporate	(5)	(3)	(4)	(12)

	$(16)	$(16)	$(24)	$(56)

Six months ended June 28, 2003

For the six months ended June 28, 2003, the Company recorded net charges of $10 million, of which $11 million of reversals was included in Costs of Sales and $21 million of net charges was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations. The aggregate $10 million net charge is comprised of the following:

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

Manufacturing and Administrative Consolidations

The Company’s actions to consolidate manufacturing operations and to implement strategic initiatives to streamline its global organization resulted in additional charges of $154 million for the six months ended June 28, 2003. These charges consisted primarily of: (i) $77 million in the Semiconductor Products segment primarily for fixed asset impairments related to a manufacturing facility in Texas and employee separation accruals, (ii) $30 million in the Commercial, Government and Industrial Solutions segment related to employee separation costs, and (iii) $26 million in General Corporate for the impairment of assets classified as held-for-sale. The Company expected total cost-saving benefits of approximately $205 million for these plans implemented in the first half of 2003. These charges were partially offset by reversals of previous accruals of $141 million, consisting primarily of: (i) $87 million relating to unused accruals of previously-expected employee separation costs across all segments, (ii) $36 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, as well as for reserves previously established to cover decommissioning costs which were no longer needed due to the sale of a facility in the Semiconductor Products segment, and (iii) $18 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges (reversals) incurred by segment for the six months ended June 28, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$(11)	$(7)	$(19)
Semiconductor Products	(6)	11	33	38
Global Telecom Solutions	(3)	(17)	(6)	(26)
Commercial, Government and Industrial Solutions	(2)	20	—	18
Integrated Electronic Systems	(1)	(12)	—	(13)
Broadband Communications	2	(6)	(4)	(8)
Other Products	(2)	7	—	5

	(13)	(8)	16	(5)
General Corporate	(6)	(1)	22	15

	$(19)	$(9)	$38	$10

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to June 28, 2003:

Exit Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at June 28, 2003
Discontinuation of product lines	$6	$—	$(1)	$(5)	$—
Business exits	82	—	(2)	(11)	69
Manufacturing & administrative consolidations	129	2	(18)	(19)	94

	$217	$2	$(21)	$(35)	$163

The 2003 adjustments of $21 million represent reversals for reserves no longer needed. The $35 million used in 2003 reflects cash payments of $30 million and non-cash utilization of $5 million. The remaining accrual of $163 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represents future cash payments, primarily for lease termination obligations, which will extend over several years.

The following table displays a rollforward of the accruals established for employee separation costs from January 1, 2003 to June 28, 2003:

Employee Separation Costs

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at June 28, 2003
Manufacturing & administrative consolidations	$419	$78	$(87)	$(235)	$175

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

During the first half of 2003, approximately 5,400 employees were separated from the Company. The $235 million used in 2003 reflects cash payments of $229 million and non-cash utilization of $6 million to these separated employees. The remaining accrual of $175 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, is expected to be paid to approximately 3,500 employees.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At July 3, 2004, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $8.7 billion, compared to $7.9 billion at December 31, 2003 and $6.2 billion at June 28, 2003. On July 3, 2004, $2.5 billion of this amount was held in the U.S. and $6.2 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

Operating Activities

In the first half of 2004, the Company generated positive cash flow from operations of $1.9 billion, compared to $776 million generated in the first half of 2003. The primary contributors to cash flow from operations in the first half of 2004 were: (i) net earnings, adjusted for non-cash items, of $1.8 billion, (ii) a net increase of $903 million in accounts payable and accrued liabilities, primarily attributed to an increase in accounts payable, as well as increased customer incentive and warranty reserves, and (iii) a decrease in other net operating assets of $229 million. These positive contributors to operating cash flow were partially offset by: (i) a $713 million increase in accounts receivable, (ii) a $342 million increase in other current assets, and (iii) a $29 million increase in inventories.

Accounts Receivable: The Company’s net accounts receivable were $5.1 billion at July 3, 2004, compared to $4.4 billion at December 31, 2003 and $3.6 billion at June 28, 2003. The Company’s days sales outstanding (DSO), excluding net long-term finance receivables, were 53.2 days at July 3, 2004, compared to 49.8 days at December 31, 2003 and 52.3 days at June 28, 2003. The increase in net accounts receivable and DSO at July 3, 2004 compared to December 31, 2003 were primarily due to higher net sales late in the second quarter of 2004, compared to sales late in the second quarter of 2003. Improved receivables management remains a priority to the Company.

Inventory: The Company’s net inventory was $2.8 billion at each of July 3, 2004, December 31, 2003, and June 28, 2003. The Company’s inventory turns improved to 7.6 at July 3, 2004, compared to 6.3 at December 31, 2003 and 6.0 at June 28, 2003. The increase in inventory turns is evidence of benefits from the Company’s continued focus on inventory and supply-chain management processes. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers with the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Reorganization of Business: In an effort to reduce costs, the Company has implemented plans to reduce its workforce, discontinue product lines, exit businesses and consolidate manufacturing and administrative operations. Cash payments for exit costs and employee separations in connection with the Company’s various reorganization plans were $109 million in the first half of 2004, compared to $30 million in the first half of 2003. Of the $154 million reorganization of business accrual at July 3, 2004, $39 million relates to employee separation costs, the majority of which is expected to be paid in 2004. The remaining $115 million in accruals relate to exit costs, primarily for lease termination obligations, and will result in future cash payments that will extend over several years.

Pension Plan Contributions: A cash contribution of $50 million was made to the U.S. regular pension plan during the second quarter of 2004. In addition, a $50 million contribution was made in July 2004 bringing the total contribution in 2004 to $100 million. The Company expects to make aggregate cash contributions of between $150 million and $250 million to this plan during 2004.

Investing Activities

The most significant components of the Company’s investing activities include: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

Net cash used for investing activities was $104 million for the first half of 2004, as compared to $131 million used in the first half of 2003. The $27 million decrease in cash used for investing activities in the first half of 2004, compared to the first half of 2003, was primarily due to: (i) an $80 million decrease in cash used for acquisitions and investments, (ii) a $34 million increase in proceeds received from dispositions of property, plant and equipment, and (iii) a $12 million increase in proceeds received from dispositions of investments and businesses. These decreases were partially offset by a $100 million increase in capital expenditures in the first half of 2004 compared to the first half of 2003.

Capital Expenditures: Capital expenditures in the first half of 2004 were $428 million, compared to $328 million in the first half of 2003. The increase in capital expenditures was primarily driven by increased capital spending by the Semiconductor Products segment, which continues to make focused, strategic capital investments to ensure adequate internal and external capacity.

Strategic Acquisitions and Investments: Cash used by the Company for acquisitions and new investment activities was $158 million in the first half of 2004, compared to $238 million used in the first half of 2003. The cash used in the first half of 2004 was primarily for: (i) the acquisition of Quantum Bridge Communications, Inc. (Quantum Bridge), a leading provider of fiber-to-the-premises (FTTP) solutions, acquired by the Broadband Communications segment, (ii) the acquisition of the remaining interest of Appeal Telecom of Korea, a leading designer of CDMA handsets for the global market, acquired by the Personal Communications segment, and (iii) the transfer of cash as part of a strategic relationship with Semiconductor Manufacturing International Corporation (SMIC). In addition to the cash, the Company transferred a wafer fabrication facility in Tianjin, China in exchange for SMIC shares. The cash used in the first half of 2003 was primarily for: (i) $179 million for the acquisition of Winphoria Networks, Inc., a core infrastructure provider of next-generation packet-based mobile switching centers for wireless networks, acquired by the Global Telecom Solutions segment, and (ii) the acquisition of the remaining outstanding shares of Next Level Communications, Inc.

Sales of Investments and Businesses: The Company received $367 million in proceeds from the dispositions of investments and businesses in the first half of 2004, compared to proceeds of $355 million in the first half of 2003. The proceeds generated in the first half of 2004 were primarily: (i) $216 million from the sale of the Company’s remaining shares in Broadcom Corporation, and (ii) $100 million from the sale of a portion of the Company’s shares in SMIC. The proceeds generated in the first half of 2003 were primarily from the sale of 25 million shares of Nextel Communications, Inc. for approximately $335 million in gross proceeds.

Short-Term Investments: At July 3, 2004, the Company had $138 million, in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $139 million at December 31, 2003.

Available-For-Sale Securities: In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At July 3, 2004, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.7 billion, which represented a cost basis of $615 million and an unrealized net gain of $2.1 billion. At December 31, 2003, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.9 billion, which represented a cost basis of $500 million and an unrealized net gain of $2.4 billion.

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

Net cash used for financing activities was $944 million in the first half of 2004, compared to $983 million used in the first half of 2003. Cash used for financing activities in the first half of 2004 was primarily used: (i) to redeem all outstanding Trust Originated Preferred Securities (the “TOPrS”) for $500 million, (ii) to repay, at maturity, the $500 million 6.75% debentures due 2004, and (iii) to pay dividends of $188 million. This cash usage was partially offset by proceeds of $266 million from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan. Net cash used for financing activities in the first half of 2003 was primarily used: (i) to repay $872 million of total debt (including commercial paper), mainly reflecting the redemption of all of the Company’s $825 million of Puttable Reset Securities (PURS)sm in the first quarter of 2003, and (ii) to pay dividends of $185 million, partially offset by proceeds of $74 million from the issuance of common stock in connection with the Company’s employee stock option plan and employee stock purchase plan.

Short-term Debt: At July 3, 2004, the Company’s outstanding notes payable and current portion of long-term debt was $352 million, compared to $896 million at December 31, 2003 and $1.3 billion at June 28, 2003. The decrease in short-term debt compared to December 31, 2003 is primarily due to the repayment, at maturity, of the $500 million of 6.75% debentures due 2004. At July 3, 2004, the Company had $300 million of outstanding commercial paper, compared to $304 million at December 31, 2003 and $501 million at June 28, 2003. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2004.

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

Long-term Debt: At July 3, 2004, December 31, 2003 and June 28, 2003, the Company had outstanding long-term debt of $6.7 billion. As further described below under “Redemptions and Repurchases of Outstanding Securities”, on July 26, 2004, the Company announced its intention to further reduce its outstanding long-term debt by up to $1.7 billion during the third quarter of 2004. As further described below under “Freescale Semiconductor, Inc.”, on July 21, 2004, Freescale Semiconductor, a majority-owned subsidiary of the Company, issued senior debt securities in an aggregate principal amount of $1.25 billion.

Redemptions and Repurchases of Outstanding Securities

$500 Million of TOPrS: In March 2004, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company (the “Trust”), redeemed all outstanding TOPrS. In February 1999, the Trust sold 20 million TOPrS to the public for an aggregate offering price of $500 million. The Trust used the proceeds from that sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 (“Subordinated Debentures”) from the Company with the same payment terms as the TOPrS. The sole assets of the Trust were the Subordinated Debentures. Historically, the TOPrS have been reflected as “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company-Guaranteed Debentures” in the Company’s consolidated balance sheets. On March 26, 2004, all outstanding TOPrS were redeemed for an aggregate redemption price of $500 million plus accrued interest. No TOPrS or Subordinated Debentures remain outstanding.

$4 Million of LYONS: In March 2004, the Company also redeemed all the 2009 LYONs and the 2013 LYONs. On March 26, 2004, all then-outstanding 2009 LYONs and 2013 LYONs, not validly exchanged for stock, were redeemed for an aggregate redemption price of approximately $4 million. No 2009 LYONs or 2013 LYONs remain outstanding.

$500 Million of 5-Year Notes: In June 2004, the Company repaid, at maturity, the $500 million 6.75% debentures due 2004.

Up to $1.7 Billion of Long-Term Debt During Third Quarter 2004: On July 26, 2004, the Company announced plans to retire up to $1.7 billion of its outstanding debt. On that date, the Company commenced a cash tender offer for any and all of its $300 million aggregate principal amount of outstanding 7.60% Notes due 2007 (the “2007 Notes”). The tender offer expired on August 5, 2004 and an aggregate principal amount of approximately $182 million of 2007 Notes were validly tendered. On August 10, 2004, the Company repurchased the validly tendered 2007 Notes for an aggregate purchase price of approximately $202 million.

In addition, on July 26, 2004, the Company called for the redemption of all of its $1.4 billion aggregate principal amount of outstanding 6.75% Notes due 2006 (the “2006 Notes”). The 2006 Notes will be redeemed on August 26, 2004. These repurchases of debt will be paid partially through proceeds distributed to the Company by Freescale Semiconductor and partially through available cash balances.

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

Name of Rating Agency	Long-Term Debt		Commercial Paper	Date of Last Action
	Rating	Outlook
S&P	BBB	positive	A-2	August 2, 2004
Moody’s	Baa3	positive	P-3	July 21, 2004
Fitch	BBB	stable	F-2	June 3, 2003

The Company’s credit ratings are considered “investment grade.” If the Company’s senior long-term debt were rated lower than “BBB-” by S&P or Fitch or “Baa3” by Moody’s (which would be a decline of one level from current Moody’s ratings), the Company’s long-term debt would no longer be considered “investment grade.” If this were to occur, the terms on which the Company could borrow money would become more onerous. The Company would also have to pay higher fees related to its domestic revolving credit facility.

The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. The Company has greatly reduced the amount of its commercial paper outstanding in comparison to historical levels and expects its outstanding commercial paper balances to average approximately $300 million throughout 2004. The market for commercial paper rated “A-2 / P-3 / F-2” is much smaller than that for commercial paper rated “A-1 /P-1 / F-1” and commercial paper or other short-term borrowings may be of limited availability to participants in the “A-2 / P-3 / F-2” market from time-to-time or for extended periods.

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

Credit Facilities

At July 3, 2004, the Company’s total domestic and non-U.S. credit facilities totaled $3.0 billion, of which $123 million was considered utilized. These facilities are principally comprised of: (i) a $1.0 billion three-year revolving domestic credit facility (maturing in May 2007), which is not utilized, and (ii) $2.0 billion of non-U.S. credit facilities (of which $123 million was considered utilized at July 3, 2004). Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper, which was $300 million at July 3, 2004. In order to borrow funds under the domestic revolving credit facility the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the revolving domestic credit agreements include covenants relating to net interest coverage and total debt-to-equity capitalization ratios. The Company was in compliance with the terms of the credit agreements at July 3, 2004. The Company has never borrowed under its domestic revolving credit facilities.

In May 2004, the Company replaced its existing $700 million 364-day revolving domestic credit facility (maturing May 2004) and its $900 million three-year revolving domestic credit facility (maturing May 2005) with a $1.0 billion three-year revolving domestic credit facility (maturing May 2007). One significant change to this facility from the previous facilities is the elimination of the requirement whereby the Company would have been obligated to provide the lenders with a pledge of, and security interest, in domestic inventories and receivables if the Company’s credit ratings would have dropped below certain levels.

Customer Financing Commitments and Guarantees

Outstanding Commitments: Although the Company has greatly reduced the level of long-term financing it provides to customers over the past few years, certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment and working capital. The Company had outstanding commitments to extend credit to third parties totaling $144 million at July 3, 2004, as compared to $149 million at December 31, 2003. The Company made no loans to customers during the second quarter of 2004 as compared to loans of $6 million during the second quarter of 2003.

Guarantees of Third-Party Debt: In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $12 million at July 3, 2004, compared to $10 million at December 31, 2003. Customer borrowings outstanding under these third-party loan arrangements were $9 million at July 3, 2004 and $10 million at December 31, 2003.

The Company evaluates its contingent obligations under these financial guarantees by assessing the customer’s financial status, account activity and credit risk, as well as the current economic conditions and historical experience. The $12 million of guarantees discussed above are to two customers in the amounts of $6 million each and expire in 2005 and 2014. Management’s best estimate of probable losses of unrecoverable amounts, should these guarantees be called, was $1 million at both July 3, 2004 and December 31, 2003.

Customer Financing Arrangements

Outstanding Finance Receivables: The Company had net finance receivables of $210 million at July 3, 2004, compared to $301 million at December 31, 2003 (net of allowances for losses of $2.0 billion at July 3, 2004 and $2.1 billion at December 31, 2003). These finance receivables are generally interest bearing, with rates ranging from 4% to 12%. Interest income on impaired finance receivables is recognized only when payments are received. Total interest income recognized on finance receivables was $1 million and $12 million for the three months ended July 3, 2004 and June 28, 2003, respectively, and $3 million and $13 million for the six months ended July 3, 2004 and June 28, 2003, respectively.

Telsim Loan: At July 3, 2004 and December 31, 2003, the Company had $1.9 billion and $2.0 billion, respectively, of gross receivables from one customer, Telsim, in Turkey (the “Telsim Loan”), with the decline representing partial recovery of amounts owed due to collection efforts. As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges that reduce the net receivable from Telsim to zero. At both July 3, 2004 and December 31, 2003, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans’ (the family which formerly controlled Telsim) continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make the Company’s collection efforts more difficult.

Sales of Receivables and Loans: From time to time, the Company sells short-term receivables and long-term loans to third parties in transactions that qualify as “true-sales.” Certain of these receivables are sold through a separate legal entity, Motorola Receivables Corporation (“MRC”). The financial results for MRC are fully consolidated in the Company’s financial statements. This receivables funding program is administered through multi-seller commercial paper conduits. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised), the Company is not required to consolidate those entities.

The MRC short-term receivables program provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. Total receivables sold through the MRC short-term program were $308 million and $205 million for the three months ended July 3, 2004 and June 28, 2003, respectively, and $612 million and $384 million for the six months ended July 3, 2004 and June 28, 2003, respectively. There were approximately $189 million of short-term receivables outstanding under the MRC short-term receivables program at July 3, 2004, as compared to $170 million at December 31, 2003. Under the MRC short-term receivables program, 90% of the value of the receivables sold is covered by credit insurance obtained from independent insurance companies. The credit exposure on the remaining 10% is covered by a retained interest in the sold receivables.

In addition to the MRC short-term receivables program, the Company also sells other short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $992 million and $664 million for the three months ended July 3, 2004 and June 28, 2003, respectively, and $1.9 billion and $1.4 billion during the six months ended July 3, 2004 and June 28, 2003, respectively. There were $1.0 billion of short-term receivables outstanding (under both the MRC program and pursuant to direct sales to third parties) at July 3, 2004, as compared to $771 million at December 31, 2003. The Company’s total credit exposure to outstanding short-term receivables that have been sold was $20 million and $25 million at July 3, 2004 and December 31, 2003, respectively, with reserves of $3 million and $13 million recorded for potential losses on this exposure at July 3, 2004 and December 31, 2003, respectively.

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

Legal Matters: The Company has several lawsuits filed against it relating to the Iridium program, as further described under “Part II—Item 1: Legal Proceedings.” The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still pending cases are in various stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

The Company is a defendant in various other lawsuits, including environmental and product-related suits, and is subject to various claims which arise in the normal course of business. In the opinion of management, and other than discussed above with respect to the still-pending Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Freescale Semiconductor, Inc.

During the second quarter of 2004, Motorola completed the separation of its semiconductor operations into a separate subsidiary, Freescale Semiconductor, Inc. (Freescale Semiconductor). In July 2004, Freescale Semiconductor completed an initial public offering (IPO) of approximately 121.6 million shares of Freescale Semiconductor Class A common stock. The net proceeds to Freescale Semiconductor from the IPO, as well as the subsequent sale of an additional 8.4 million shares of Class A common stock in connection with the partial exercise of the overallotment option, were approximately $1.6 billion. Following these transactions, approximately 32.5% of the total outstanding common stock of Freescale Semiconductor is held by the general public and 67.5% is held by Motorola. Motorola owns all of Freescale Semiconductor’s Class B common stock, which is entitled to five votes per share on all matters to be voted on by Freescale Semiconductor’s stockholders and represents approximately 91.2% of Freescale Semiconductor’s total voting power.

At the same time as the IPO, Freescale Semiconductor issued senior debt securities in an aggregate principal amount of $1.25 billion, consisting of $400 million of floating rate notes due 2009, $350 million of 6.875% notes due 2011 and $500 million of 7.125% notes due 2014. In conjunction with this public offering of senior debt securities, Freescale Semiconductor entered into interest rate swaps to change the characteristics of the interest rate payments from fixed-rate payments to short-term variable rate LIBOR-based payments on the $350 million of 6.875% notes due 2011 and the $500 million of 7.125% notes due 2014. Freescale Semiconductor distributed approximately $1.1 billion of proceeds to Motorola. Motorola intends to use the proceeds it received from Freescale Semiconductor to partially effect the tender offer for, and redemption of, debt during the third quarter of 2004 as described above under “Redemptions and Repurchases of Outstanding Securities.”

As a majority-owned subsidiary, Freescale Semiconductor’s financial results are currently consolidated into Motorola’s financial results. Motorola currently intends to distribute the remaining 67.5% ownership interest in Freescale Semiconductor to our common stockholders before the end of 2004. However, the completion of the distribution is subject to conditions, some of which are beyond Motorola’s control. Subsequent to such a distribution, Freescale Semiconductor will no longer constitute a part of Motorola’s business operations and the related operating results of Freescale Semiconductor would be reflected as discontinued operations for all periods presented.

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three months and six months ended July 3, 2004 as detailed in Note 10, “Segment Information,” of the Company’s condensed consolidated financial statements.

Net sales and operating results for the Company’s major operations for the three months and six months ended July 3, 2004 and June 28, 2003 are presented below. As indicated in previous filings, beginning in 2004, the Company is no longer reporting order information for its major operating segments because changes in business process cycle time have reduced the usefulness of order reporting as an indicator of future periods’ net sales.

Personal Communications Segment

The Personal Communications segment (PCS) designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. For the second quarters of 2004 and 2003, the segment’s net sales represented 45% and 38% of the Company’s consolidated net sales, respectively. For the first halves of 2004 and 2003, the segment’s net sales represented 46% and 39% of the Company’s consolidated net sales, respectively.

	Three Months Ended				Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change		July 3, 2004	June 28, 2003	% Change
Segment net sales	$3,883	$2,331	67%		$7,964	$4,778	67%
Operating earnings	394	91	*	**	792	205	*	**

***	greater than 100%

Three months ended July 3, 2004 compared to three months ended June 28, 2003

In the second quarter of 2004, the segment’s net sales increased 67% to $3.9 billion, compared to $2.3 billion in the second quarter of 2003. The increase in net sales in the second quarter of 2004 reflects continued strong consumer demand for new handsets, particularly for GSM handsets with integrated cameras. The strong demand for new handsets was reflected by increased net sales in all regions, particularly in the Europe, Middle East and Africa (EMEA) region, Asia and Latin America. Continued strong demand for iDEN handsets contributed to the sales growth in the Americas.

The increase in net sales in second quarter of 2004 was primarily driven by a large increase in unit shipments, which were 24.1 million in the second quarter of 2004, up 52% from 15.8 million units in the second quarter of 2003. For the second quarter of 2004 compared with the second quarter of 2003, the segment believes it increased its overall global market share. Sequentially, compared to the first quarter of 2004, the segment estimates that its global market share decreased slightly. This slight sequential decrease is primarily attributed to decreases in market share in North America, EMEA and China. These decreases in market share were largely offset by an increase in market share in Latin America.

Also contributing to the increase in net sales was an improvement in the segment’s average selling price (ASP). In the second quarter of 2004, ASP increased approximately 16% compared to the second quarter of 2003 and remained relatively flat sequentially from the first quarter of 2004. The increase in ASP was primarily driven by a continuing shift in product mix towards higher-tier handsets. These higher-tier handsets are feature-rich units, with features including integrated cameras, large color displays, extended software applications, messaging functionality, advanced gaming features and an increased opportunity for personalization.

The segment’s operating earnings increased to $394 million in the second quarter of 2004, compared to operating earnings of $91 million in the second quarter of 2003. The improvement in operating results was due to an increase in gross margin, which was primarily due to the 67% increase in net sales. This improvement in gross margin was partially offset by: (i) an increase in overall SG&A expenditures, reflecting (a) an increase in general costs, primarily due to the increase in employee incentive program accruals, and (b) increased selling expenditures, primarily due to increased advertising and promotions expenditures, and (ii) an increase in R&D expenditures, primarily reflecting increased developmental engineering expenditures due to new product offerings. The segment’s industry typically experiences short life cycles for new products and, therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth.

The Company and Nextel Communications, Inc. (Nextel) continue to negotiate a long-term master supply agreement relating to products, software licensing and software support. However, the Company cannot be assured at this time of the terms of a supply contract renewal or Nextel’s continued exclusive long-term use of iDEN technology in its wireless business as it considers next-generation technology options. The Company’s current handset and infrastructure supply agreements with Nextel extend through the end of 2004.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first half of 2004, the segment’s net sales increased 67% to $8.0 billion, compared to $4.8 billion in the first half of 2003. The increase in net sales in the first half of 2004 reflects continued strong consumer demand for new handsets, particularly GSM handsets with integrated cameras. The strong demand for new handsets was reflected by increased net sales in all regions, particularly in EMEA, Asia and Latin America. The continued strong demand for iDEN handsets also contributed to the sales growth in the Americas.

The increase in net sales in first half of 2004 was primarily driven by a large increase in unit shipments, which were 49.4 million in the first half of 2004, up 51% from 32.6 million units in the first half of 2003. In the first half of 2004, ASP increased approximately 16% compared to the first half of 2003. The increase in ASP was primarily driven by a continuation of the shift in product mix towards higher-tier handsets that began in the fourth quarter of 2003.

The segment’s operating earnings increased to $792 million in the first half of 2004, compared to operating earnings of $205 million in the first half of 2003. The improvement in operating results was due to an increase in gross margin, which was primarily due to the 67% increase in net sales. This improvement in gross margin was partially offset by: (i) an increase in overall SG&A expenditures, reflecting (a) an increase in general costs, primarily due to the increase in employee incentive program accruals, and (b) increased selling expenditures, primarily due to increased advertising and promotions expenditures, and (ii) an increase in R&D expenditures, primarily reflecting increased developmental engineering expenditures due to new product offerings.

Semiconductor Products Segment

During the second quarter of 2004, the Company completed the separation of its semiconductor operations into a separate subsidiary, Freescale Semiconductor, Inc. (Freescale Semiconductor). In July 2004, an initial public offering of a minority interest of approximately 32.5% of Freescale Semiconductor was completed. As a majority-owned subsidiary, Freescale Semiconductor’s financial results are currently consolidated into Motorola’s financial results. Motorola currently intends to distribute the remaining 67.5% ownership interest in Freescale Semiconductor to our common stockholders before the end of 2004. However, the completion of the distribution is subject to conditions, some of which are beyond Motorola’s control. Subsequent to such a distribution, Freescale Semiconductor will no longer constitute a part of Motorola’s business operations and the related operating results of Freescale Semiconductor would be reflected as discontinued operations for all periods presented.

The Semiconductor Products segment (SPS) designs, develops, manufactures and sells a broad range of semiconductor products that are based on its core capabilities in embedded processing. In addition, the segment offers a broad portfolio of devices that complement its families of embedded processors, including sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. For the second quarters of 2004 and 2003, the segment’s net sales represented 17% and 18% of the Company’s consolidated net sales, respectively. For the first halves of 2004 and 2003, the segment’s net sales represented 17% and 19% of the Company’s consolidated net sales, respectively.

	Three Months Ended				Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change		July 3, 2004	June 28, 2003	% Change
Segment net sales	$1,461	$1,115	31%		$2,857	$2,266	26%
Operating earnings (loss)	55	(125)		***	162	(246)		***

***	Percent change not meaningful

Three months ended July 3, 2004 compared to three months ended June 28, 2003

In the second quarter of 2004, the segment’s net sales increased 31% to $1.5 billion, compared to $1.1 billion in the second quarter of 2003. The increase in overall net sales reflects increased sales in all end-market groups. The increase was primarily driven by: (i) increased demand from wireless customers, in particular the Company’s wireless handset business, which is the segment’s largest customer, and (ii) strong demand in the networking business from wireless infrastructure and networking customers. Sales to other Motorola segments accounted for 28% of the segment’s net sales in the second quarter of 2004 as compared to 19% in the second quarter of 2003.

On an end-market basis, in the second quarter of 2004, compared to the second quarter of 2003, net sales were up 114% in the Wireless and Mobile Solutions group, up 28% in the Networking and Computing Systems group, and up 7% in the Transportation and Standard Products group.

The segment had operating earnings of $55 million in the second quarter of 2004, compared to an operating loss of $125 million in the second quarter of 2003. The improvement in operating results is primarily due to an increase in gross margin, driven by: (i) improved manufacturing capacity utilization in the second quarter of 2004 compared to the second quarter of 2003, (ii) the 31% increase in net sales, and (iii) manufacturing efficiencies from prior cost-reduction actions, including facility closures. A decrease in R&D expenditures also contributed to the improvement in operating results. These items were partially offset by: (i) an increase in SG&A expenditures, primarily driven by an increase in employee incentive program accruals and (ii) $41 million in costs associated with the separation of the Company’s semiconductor operations into Freescale Semiconductor.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first half of 2004, the segment’s net sales increased 26% to $2.9 billion, compared to $2.3 billion in the first half of 2003. The increase in overall net sales reflects increased net sales in all end-market groups. The increase was primarily driven by: (i) increased demand from wireless customers, in particular the Company’s wireless handset business, which is the segment’s largest customer, and (ii) strong demand in the networking business from wireless infrastructure and networking customers, partially offset by a decline in sales to the pervasive computing market. Sales to other Motorola segments accounted for 27% of the segment’s net sales in the first half of 2004, as compared to 21% in the first half of 2003.

On an end-market basis, in the first half of 2004 compared to the first half of 2003, net sales were up 74% in the Wireless and Mobile Solutions group, up 28% in the Networking and Computing Systems group, and up 8% in the Transportation and Standard Products group.

The segment had operating earnings of $162 million in the first half of 2004, compared to an operating loss of $246 million in the first half of 2003. The improvement in operating results is primarily due to an increase in gross margin, driven by: (i) improved manufacturing capacity utilization in the first half of 2004 compared to the first half of 2003, (ii) the 26% increase in net sales, and (iii) manufacturing efficiencies from prior cost-reduction actions, including facility closures. Other reasons for the improvement in operating results included: (i) a decrease in reorganization of business and other charges, and (ii) a decrease in R&D expenditures. These items were partially offset by: (i) an increase in SG&A expenditures, which was primarily due to (a) an increase in employee incentive program accruals, and (b) an increase in selling expenditures, due primarily to the increase in net sales, and (ii) $50 million in costs associated with the separation of SPS into Freescale Semiconductor.

In the first half of 2004, the segment recorded net income of $62 million related to reorganization of business and other charges, primarily due to: (i) $52 million reversal of reserves for previously-received incentives related to impaired facilities, (ii) $10 million in net reversals of reserves no longer needed, related to decommissioning costs for impaired facilities and employee severance programs. In the first half of 2003, the segment recorded reorganization of business and other charges of $38 million, primarily consisting of fixed asset impairments relating to the planned closure of a facility in Texas.

Global Telecom Solutions Segment

The Global Telecom Solutions segment (GTSS) designs, manufactures, sells, installs, and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. For the second quarter of both 2004 and 2003, the segment’s net sales represented 17% of the Company’s consolidated net sales. For the first half of both 2004 and 2003, the segment’s net sales represented 16% of the Company’s consolidated net sales.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change	July 3, 2004	June 28, 2003	% Change
Segment net sales	$1,443	$1,046	38%	$2,760	$1,998	38%
Operating earnings	208	19	***	327	48	***

*** greater than 100%

Three months ended July 3, 2004 compared to three months ended June 28, 2003

In the second quarter of 2004, the segment’s net sales increased 38% to $1.4 billion, compared to $1.0 billion in the second quarter of 2003. The increase in net sales was primarily due to an increase in capital expenditures by the segment’s wireless service provider customers, which resulted in sales growth in all technologies and all regions. Sales growth was particularly strong in China, India, Japan and North America. The segment believes that its sales growth outpaced sales growth in the overall wireless infrastructure industry, resulting in increased market share for the segment for the second straight quarter.

The segment’s operating earnings increased to $208 million in the second quarter of 2004, compared to operating earnings of $19 million in the second quarter of 2003. The improvement in operating results was primarily due to: (i) an increase in gross margin, primarily attributed to the 38% increase in net sales, (ii) a $32 million charge for in-process research and development related to the Winphoria acquisition that occurred in the second quarter of 2003, and (iii) a decrease in R&D expenditures, reflecting benefits from improved efficiencies in developmental engineering. These improvements were partially offset by an increase in SG&A expenditures, primarily due to an increase in employee incentive program accruals.

The Company and Nextel Communications, Inc. (Nextel) continue to negotiate a long-term master supply agreement relating to products, software licensing and software support. However, the Company cannot be assured at this time of the terms of a supply contract renewal or Nextel’s continued exclusive long-term use of iDEN technology in its wireless business as it considers next-generation technology options. The Company’s current handset and infrastructure supply agreements with Nextel extend through the end of 2004.

The segment continues to build on its industry-leading position in push-to-talk over cellular (PoC) technology. In the second quarter, additional PoC contracts have been signed, bringing the total to 15 contracts covering 21 countries. These contracts offer PoC solutions for both CDMA2000 and GSM/GPRS networks.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first half of 2004, the segment’s net sales increased 38% to $2.8 billion, compared to $2.0 billion in the first half of 2003. The increase in net sales was primarily due to an increase in capital expenditures by the segment’s wireless service provider customers which resulted in sales growth in all technologies and regions. Sales growth was particularly strong in China, India, Japan and North America.

The segment’s operating earnings increased to $327 million in the first half of 2004, compared to operating earnings of $48 million in the first half of 2003. The improvement in operating results was primarily due to: (i) an increase in gross margin, primarily attributed to the 38% increase in net sales, (ii) a $32 million charge for in-process research and development related to the Winphoria acquisition that occurred in the second quarter of

2003, and (iii) a decrease in R&D expenditures, reflecting benefits from improved efficiencies in developmental engineering. These improvements were partially offset by an increase in SG&A expenditures, primarily due to: (i) an increase in employee incentive program accruals, and (ii) an increase in selling expenditures, primarily due to the increase in net sales.

Commercial, Government and Industrial Solutions Segment

The Commercial, Government and Industrial Solutions segment (CGISS) designs, manufactures, sells, installs, and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services. For the second quarters of 2004 and 2003, the segment’s net sales represented 13% and 16% of the Company’s consolidated net sales, respectively. For the first half of 2004 and 2003, the segment’s net sales represented 12% and 15% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change	July 3, 2004	June 28, 2003	% Change
Segment net sales	$1,124	$996	13%	$2,144	$1,859	15%
Operating earnings	183	114	61%	361	176	***

*** greater than 100%

Three months ended July 3, 2004 compared to three months ended June 28, 2003

In the second quarter of 2004, the segment’s net sales increased 13% to $1.1 billion, compared to $996 million in the second quarter of 2003. The increase in net sales is primarily due to increased spending by customers in the segment’s government market, in response to global homeland security initiatives, primarily in the Americas and Asia. Increased sales in the segment’s enterprise business also contributed to the overall sales increase. Net sales in the Americas accounted for 71% and 69% of the segment’s total net sales in the second quarter of 2004 and 2003, respectively.

The segment’s operating earnings increased to $183 million in the second quarter of 2004, compared to operating earnings of $114 million in the second quarter of 2003. The improvement in operating results was primarily due to an increase in gross margin, which was due to: (i) the 13% increase in net sales, (ii) a favorable product mix, reflecting a higher proportion of sales of higher-margin subscriber equipment, and (iii) supply-chain efficiencies and overall cost structure improvements. The improvement in gross margin was partially offset by: (i) an increase in SG&A expenditures, primarily due to: (a) an increase in selling expenditures, due primarily to the increase in net sales, (b) an increase in employee incentive program accruals, and (ii) an increase in R&D expenditures.

With continued focus on global homeland security, the segment continues to monitor the funding for homeland security initiatives closely. The segment continues to work with its state and local government customers to facilitate homeland security funding.

The systems requested by some of the segments customers continue to reflect increased scope and size. Some customers want large systems, including country-wide and statewide systems. These larger systems, or “mega-systems,” are more complex and include a wide range of capabilities. Mega-system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first half of 2004, the segment’s net sales increased 15% to $2.1 billion, compared to $1.9 billion in the first half of 2003. The increase in net sales is primarily due to increased spending by customers in the segment’s government market, in response to global homeland security initiatives, and reflects sales growth in all regions.

The segment’s operating earnings increased to $361 million in the first half of 2004, compared to operating earnings of $176 million in the first half of 2003. The improvement in operating results was primarily due to an increase in gross margin, which was due to: (i) the 15% increase in net sales, (ii) a favorable product mix, reflecting a higher proportion of sales of higher-margin subscriber equipment, and (iii) supply-chain efficiencies and overall cost structure improvements. The improvement in gross margin was partially offset by: (i) an increase in SG&A expenditures, primarily due to: (a) an increase in selling expenditures, due primarily to the increase in net sales, and (b) an increase in employee incentive program accruals, and (ii) an increase in R&D expenditures.

Integrated Electronic Systems Segment

The Integrated Electronic Systems segment (IESS) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems. For the second quarter of both 2004 and 2003, the segment’s net sales represented 8% of the Company’s consolidated net sales. For the first half of both 2004 and 2003, the segment’s net sales represented 8% of the Company’s consolidated net sales.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change	July 3, 2004	June 28, 2003	% Change
Segment net sales	$656	$516	27%	$1,310	$1,037	26%
Operating earnings	44	45	(2)%	87	70	24%

Three months ended July 3, 2004 compared to three months ended June 28, 2003

In the second quarter of 2004, the segment’s net sales increased 27% to $656 million, compared to $516 million in the second quarter of 2003.

There are three primary business groups within the segment: (i) the Automotive Communications and Electronic Systems Group (ACES), which sells automotive and industrial electronics systems, including telematics, (ii) the Energy Systems Group (ESG), which sells portable energy storage products and systems, and (iii) the Motorola Computer Group (MCG), which sells embedded computing systems. As further described below, for subsequent quarters MCG will be renamed the Embedded Communications Computing Group. In the second quarter of 2004, ACES, ESG and MCG represented 65%, 21% and 14% of the segment’s net sales, respectively, compared to 65%, 20% and 15% of the segment’s net sales, respectively, in the second quarter of 2003.

In the second quarter of 2004, compared to the second quarter of 2003, ACES’ net sales increased 28%. The increase in sales was primarily due to the continuing success of telematics products, as well as other new products introduced in the second half of 2003.

In the second quarter of 2004, compared to the second quarter of 2003, ESG’s net sales increased 33%. The increase in net sales was primarily due to the increased demand from Motorola’s wireless handset business, to which ESG’s sales are strongly linked.

In the second quarter of 2004, compared to the second quarter of 2003, MCG’s net sales increased 16%. The increase in sales was primarily due to increased demand for integrated, standards-based embedded computing systems, most notably in the telecommunications industry.

In August 2004, the Company acquired Force Computers, a worldwide designer and supplier of open, standards-based and custom embedded computing solutions for original equipment manufacturers (OEMs) in a wide range of applications. Force Computers will be integrated with MCG, and the two combined entities will be renamed the Embedded Communications Computing Group. This acquisition is expected to enable the group to provide solutions for a wider range of customer application needs, supported by a broader portfolio of boards, systems and services.

The segment’s operating earnings were $44 million in the second quarter of 2004, compared to operating earnings of $45 million in the second quarter of 2003. The segment had an increase in gross margin in the second quarter of 2004 compared to the second quarter of 2003, driven primarily by the 27% increase in net sales. This increase in gross margin was offset by: (i) an increase in SG&A expenditures, driven by an increase in general expenditures, which was primarily due to an increase in employee incentive program accruals, (ii) income of $11 million from reversal of accruals no longer needed related to employee separation costs, which occurred in the second quarter of 2003, and (iii) an increase in R&D expenditures, primarily due to a reduction in customer-funded R&D.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first half of 2004, the segment’s net sales increased 26% to $1.3 billion, compared to $1.0 billion in the first half of 2003.

In the first half of 2004, ACES, ESG and MCG represented 65%, 21% and 14% of the segment’s net sales, respectively, compared to 66%, 21% and 13% of the segment’s net sales, respectively, in the first half of 2003.

In the first half of 2004, compared to the first half of 2003, ACES’ net sales increased 25%. The increase in net sales was primarily due to the success of the telematics products, as well as other new products introduced in the second half of 2003.

In the first half of 2004, compared to the first half of 2003, ESG’s net sales increased 27%. The increase in net sales was primarily due to the increased demand from Motorola’s wireless handset business, to which ESG’s sales are strongly linked.

In the first half of 2004, compared to the first half of 2003, MCG’s net sales increased 29%. The increase in net sales was primarily due to increased demand for integrated, standards-based embedded computing systems, most notably in the telecommunications industry.

The segment’s operating earnings increased to $87 million in the first half of 2004, compared to operating earnings of $70 million in the first half of 2003. The improvement in operating results was primarily due to an increase in gross margin, driven by the 26% increase in net sales, partially offset by: (i) an increase in SG&A expenditures, due primarily to: (a) an increase in general expenditures, primarily due to an increase in employee incentive program accruals, and (b) an increase in expenditures to support substantial new business wins across the segment, (ii) income of $13 million from reversal of accruals no longer needed related to employee separation costs, which occurred in the first half of 2003, and (iii) an increase in R&D expenditures, primarily due to a reduction in customer-funded R&D.

Broadband Communications Segment

The Broadband Communications segment (BCS) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television networks; (ii) high speed data products, including cable modems and cable modem termination systems (CMTS), as well as Internet

Protocol (IP)-based telephony products; (iii) hybrid fiber coaxial network transmission systems used by cable television operators; (iv) digital satellite television systems; (v) direct-to-home (DTH) satellite networks and private networks for business communications; (vi) digital broadcast products for the cable and broadcast industries; and (vii) high-speed data, video and voice broadband systems over existing phone lines. For the second quarter of both 2004 and 2003, the segment’s net sales represented 7% of the Company’s consolidated net sales. For the first halves of 2004 and 2003, the segment’s net sales represented 6% and 7% of the Company’s consolidated net sales, respectively.

In January 2004, a decision was made to realign the operations of Next Level Communications, Inc. (Next Level), a wholly-owned subsidiary of Motorola, within BCS. Next Level provides high-speed data, video and voice broadband systems over existing phone lines. The financial results of Next Level have been reclassified from the Other Products segment to BCS for all periods presented.

	Three Months Ended			Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change	July 3, 2004	June 28, 2003	% Change
Segment net sales	$567	$430	32%	$1,055	$851	24%
Operating earnings	20	5	***	44	18	***

*** greater than 100%

Three months ended July 3, 2004 compared to three months ended June 28, 2003

In the second quarter of 2004, the segment’s net sales increased 32% to $567 million, compared to $430 million in the second quarter of 2003. The increase in net sales was primarily due to: (i) increased purchases of cable set-tops and modems by cable operators, (ii) an increase in average selling price (ASP) due to a mix shift in digital set-top boxes towards higher-end products, (iii) an increase in retail sales, and (iv) an increase in net sales by Next Level. The segment experienced net sales growth in all regions. In the second quarter of 2004, 83% of the segment’s net sales were in the North America region, compared to 85% in the second quarter of 2003.

In the second quarter of 2004, compared to the second quarter of 2003, net sales of digital set-top boxes increased 38%, due to increases in both ASP and unit shipments. The increase in ASP reflects a product mix shift towards higher-end products, particularly high definition/digital video recording (HD/DVR) set-tops. This increase was partially offset by increased competition and by continued pricing pressures from major customers. The increase in unit shipments is primarily due to increased spending by the segment’s cable operator customers, driven by the increase in digital subscribers. The segment retained its leading market share for digital set-top boxes in North America.

In the second quarter of 2004, compared to the second quarter of 2003, net sales of cable modems increased 38%. The increase in net sales was a result of a large increase in unit shipments, partially offset by a decrease in ASP. The increase in unit shipments was primarily due to increased purchases of cable modems by cable operators, as well as an increase in retail sales, as consumer demand for high-speed cable access continues to increase. The decline in ASP is consistent with the overall decline in ASP’s in the industry during the period.

The segment’s operating earnings increased to $20 million in the second quarter of 2004, compared to operating earnings of $5 million in the second quarter of 2003. The increase in operating earnings was due to an increase in gross margin, driven primarily by the 32% increase in net sales. The improvement in operating earnings was partially offset by a $15 million charge for in-process research and development related to the acquisition of Quantum Bridge Communications, Inc. (Quantum Bridge).

In May 2004, the Company completed the acquisition of Quantum Bridge, a leading provider of fiber-to-the-premises (FTTP) solutions. The acquisition complements Motorola’s existing multiservice technology, enhancing the Company’s ability to offer a full-service access platform that broadband network operators can deploy to deliver the next generation of advanced services. Motorola plans to integrate Quantum Bridge’s field-proven passive optical networking (PON) and carrier-class switching technology into its suite of network infrastructure solutions, enhancing the Company’s market position in the end-to-end delivery of broadband products.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first half of 2004, the segment’s net sales increased 24% to $1.1 billion, compared to $851 million in the first half of 2003. The increase in net sales was primarily due to: (i) increased purchases of cable set-tops and modems by cable operators, (ii) an increase in ASP due to a mix shift in digital set-top boxes towards higher-end products, (iii) an increase in retail sales, and (iv) an increase in net sales by Next Level. The segment experienced net sales growth in all regions. In the first half of 2004, 83% of the segment’s net sales were in the North America region, compared to 85% in the first half of 2003.

In the first half of 2004, compared to the first half of 2003, net sales of digital set-top boxes increased 15%, due to increases in both ASP and unit shipments. The increase in ASP reflects a product mix shift towards higher-end products in the second quarter, particularly HD/DVR set-tops. This increase was partially offset by increased competition and by continued pricing pressures from major customers. The increase in unit shipments is primarily due to increased spending by the segment’s cable operator customers, driven by the increase in digital subscribers.

In the first half of 2004, compared to the first half of 2003, net sales of cable modems increased 26%. The increase in net sales was a result of a large increase in unit shipments, partially offset by a decline in ASP. The increase in shipments was primarily due to increased purchases of cable modems by cable operators, as well as an increase in retail sales, as consumer demand for high-speed cable access continues to increase.

The segment’s operating earnings increased to $44 million in the first half of 2004, compared to operating earnings of $18 million in the first half of 2003. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven primarily by the 24% increase in net sales, and (ii) a decrease in SG&A expenditures, which was primarily due to: (a) reversal of a bad debt reserve as a result of the collection of receivables related to a bankrupt customer, (b) a decrease in intangible amortization, and (c) a decrease in administrative expenditures due to prior cost reductions by Next Level. These improvements in operating earnings were partially offset by a $15 million charge for in-process research and development related to the acquisition of Quantum Bridge.

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

	Three Months Ended				Six Months Ended
(Dollars in millions)	July 3, 2004	June 28, 2003	% Change		July 3, 2004	June 28, 2003	% Change
Segment net sales	$91	$78	17%		$173	$157	10%
Operating earnings (loss)	(59)	19		***	(106)	38		***

***	Percent change not meaningful

Three months ended July 3, 2004 compared to three months ended June 28, 2003

In the second quarter of 2004, Other Products segment net sales increased 17% to $91 million, compared to $78 million in the second quarter of 2003.

The segment had an operating loss of $59 million in the second quarter of 2004, compared to operating earnings of $19 million in the second quarter of 2003. The decline in operating results was primarily due to: (i) an increase in SG&A expenditures, primarily due to increased employee incentive program accruals, (ii) an increase in R&D expenditures, due to increased spending on developmental business and R&D projects, (iii) income of $33 million due to a reversal of accruals no longer needed related to the Iridium project that occurred in the second quarter of 2003, and (iv) income of $7 million from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims that occurred in the second quarter of 2003. These items were partially offset by an increase in gross margin, due primarily to the 17% increase in net sales.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

In the first half of 2004, Other Products segment net sales increased 10% to $173 million, compared to $157 million in the first half of 2003.

The segment had an operating loss of $106 million in the first half of 2004, compared to operating earnings of $38 million in the first half of 2003. The decline in operating results was primarily due to: (i) income of $59 million due to a reversal of accruals no longer needed related to the Iridium project that occurred in the first half of 2003, (ii) income of $33 million on the gain on the sale of Iridium-related assets that were previously written down that occurred in the first half of 2003, (iii) income of $7 million from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims that occurred in the first half of 2003, (iv) an increase in SG&A expenditures, primarily due to increased employee incentive program accruals, and (v) an increase in R&D expenditures, due to increased spending on developmental business and R&D projects. These items were partially offset by: (i) a decrease in reorganization of business charges in the first half of 2004 compared to the first half of 2003, and (ii) an increase in gross margin, due primarily to the 10% increase in net sales.

In the first half of 2004, the segment recorded income of $8 million from the reversal of accruals no longer needed related to employee severance programs and the exit of a research and development facility in Tempe, Arizona. In the first half of 2003, the segment recorded reorganization of business charges of $20 million, primarily relating to fixed asset impairments of assets classified as held for sale.

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

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

•	Deferred tax asset valuation

•	Valuation of investments and long-lived assets

•	Restructuring activities

•	Allowance for losses on finance receivables

•	Retirement-related benefits

•	Long-term contract accounting

•	Inventory valuation reserves

In the second quarter of 2004, there has been no change in the above critical accounting policies. With the exception of deferred tax asset valuation, there has been no significant change in the underlying accounting assumptions and estimates used in the above significant accounting policies.

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

In the second quarter of 2004, the Company completed the separation of its semiconductor operations into a separate legal entity, Freescale Semiconductor, Inc. (Freescale Semiconductor). In July 2004, the initial public offering (IPO) of stock of Freescale Semiconductor was completed resulting in Freescale Semiconductor becoming a stand-alone taxpayer, separate from the Company. During the second quarter of 2004, when it became more likely than not that the IPO would occur, the Company reevaluated Freescale Semiconductor’s net deferred tax assets and recorded a non-cash tax charge of $898 million to reduce its deferred tax assets, via a valuation allowance, to the value more likely than not to be realized in the future. If the remaining shares of Freescale Semiconductor are distributed to Motorola stockholders, the related operating results of Freescale, including the charge to establish the valuation allowance for deferred tax assets, would be reflected as discontinued operations for all periods presented. The distribution of Freescale Semiconductor shares to Motorola stockholders is subject to many conditions, including final approval of the Motorola board of directors, suitable market conditions and regulatory and governmental approvals.

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

At July 3, 2004 and December 31, 2003, the Company had net outstanding foreign exchange contracts totaling $3.2 billion and $2.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of July 3, 2004 and December 31, 2003:

Buy (Sell)	July 3, 2004	December 31, 2003
Euro	$(1,350)	$(1,114)
Chinese Renminbi	(576)	(341)
Brazilian Real	(270)	(172)
Canadian Dollar	259	187
Taiwan Dollar	(141)	(166)

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, it does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations.

Interest Rate Risk

At July 3, 2004, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $6.7 billion of long-term debt, including current maturities, which is primarily priced at long-term, fixed interest rates. To change the characteristics of a portion of these interest rate payments, the Company has entered into a number of interest rate swaps.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays the interest rate swaps that were in place at July 3, 2004:

Date Executed	Principal Amount Hedged (in millions)	Underlying Debt Instrument
September 2003	$725	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	200	6.5% notes due 2008
May 2003	325	5.8% debentures due 2008
May 2003	475	7.625% debentures due 2010
March 2002	1,400	6.75% debentures due 2006
March 2002	300	7.6% notes due 2007

	$4,025

In addition, in June 1999, the Company’s finance subsidiary entered into interest rate swaps to change the characteristics of interest rate payments on all $500 million of its 6.75% Guaranteed Bonds due 2004 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to match the funding with its underlying assets. This interest rate swap expired on June 21, 2004, when the underlying fixed-rate debt matured and was repaid.

The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 2.9% for the three months ended July 3, 2004. The fair value of all interest rate swaps at July 3, 2004 and December 31, 2003, was approximately $18 million and $150 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at July 3, 2004 or December 31, 2003.

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

Investment Hedge

In March 2003, the Company entered into three agreements with multiple investment banks to hedge up to 25 million of its remaining 83.2 million shares of common stock of Nextel Communications, Inc. (Nextel). The three agreements are to be settled over periods of three, four and five years, respectively. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract “floor” price. Pursuant to these agreements, and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company will deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. As a result of the increase in the price of Nextel common stock since March 2003, the Company has recorded a $277 million liability in Other Liabilities in the consolidated balance sheet to reflect the fair value of the Nextel hedge.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Business Risks

Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements in the

“Looking Forward” section of our Executive Summary and statements about: (1) expected economic recovery in communications and related industries, (2) expected effective tax rates, (3) future payments, charges, use of accruals and expected cost-saving benefits in connection with reorganization of businesses programs, (4) the Company’s ability and cost to repatriate funds, (5) future contributions by the Company to pension plans or retiree health benefit plans, (6) the level of outstanding commercial paper borrowings, (7) redemptions and repurchases of outstanding securities, (8) the Company’s ability to access the capital markets, (9) the impact on the Company from changes in credit ratings, (10) the adequacy of reserves relating to long-term finance receivables and other contingencies, (11) the outcome of ongoing and future legal proceedings, including without limitation, those relating to Iridium and Telsim, (12) the timing and outcome of the Company’s plans relating to the complete separation of Freescale Semiconductor, (13) the completion and/or impact of acquisitions or divestitures, (14) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (15) future hedging activity and expectations of the Company, (16) the ability of counterparties to financial instruments to perform their obligations, and (17) the impact of recent accounting pronouncements on the Company.

The Company wishes to caution the reader that the factors below and those on pages 76 through 85 of the Company’s 2003 Annual Report on Form 10-K and in its other SEC filings could cause the Company’s results to differ materially from those stated in the forward-looking statements. These factors include: (1) the uncertainty of current economic and political conditions, as well as the economic outlook for the telecommunications, semiconductor, broadband and automotive industries, (2) the Company’s ability to increase profitability and market share in its wireless handset business, particularly in light of intense competition in numerous world markets, (3) demand for the Company’s products, including products related to new technologies, (4) the Company’s ability to introduce new products and technologies in a timely manner, (5) the impact of ongoing consolidations in the telecommunications and cable industries, (6) risks related to dependence on certain key manufacturing suppliers, (7) risks related to the Company’s high volume of manufacturing and sales in Asia, (8) the Company’s ability to purchase sufficient materials, parts and components to meet customer demand, including without limitation semiconductor products, (9) the creditworthiness of the Company’s customers, particularly purchasers of large infrastructure systems, (10) the demand for vendor financing and the Company’s ability to provide that financing in order to remain competitive, (11) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including without limitation any relating to Iridium, (12) the levels at which design wins become actual orders and sales, (13) the impact of foreign currency fluctuations, (14) the impact on the Company from continuing hostilities in Iraq and conflict in other countries, (15) the Company’s ability to realize expected savings from cost-reduction actions, (16) unforeseen limitations to the Company’s continuing ability to access the capital markets on favorable terms, (17) volatility in the market value of securities held by the Company, (18) the success of alliances and agreements with other companies to develop new products, technologies and services, (19) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits, (20) the Company’s ability to use its valuable deferred tax assets, (21) changes regarding the actual or assumed performance of the Company’s pension plan, (22) the impact of changes in governmental policies, laws or regulations, (23) unexpected effects on the Company or Freescale Semiconductor, Inc. as a result of the recent initial public offering of Freescale Semiconductor, (24) the satisfaction of numerous conditions to consummating the full separation of Freescale Semiconductor, some of which are outside of the Company’s control, and (25) the outcome of currently ongoing and future tax matters with the IRS.

Part II-Other Information

Item 1. Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage

Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. On October 9, 2002, the Circuit Court entered summary judgment in defendants’ favor. On June 22, 2004, the Illinois Appellate Court affirmed the lower court’s entry of summary judgment and dismissal of the case. On July 13, 2004, plaintiffs filed a petition for rehearing with the Illinois Appellate Court. On August 3, 2004, the Illinois Appellate Court denied the petition for rehearsing. Medica et al., v. Motorola, Inc., et al., filed September 7, 1999 in the District Court of Clark County, Nevada, alleges that use of a cellular phone caused a malignant brain tumor. On July 7, 2004, the district court dismissed the case without prejudice.

During 2002, the multi-district litigation panel transferred and consolidated several cases, Murray v. Motorola, Inc., et al., Agro et. al., v. Motorola, Inc., et al., Cochran et. al., v. Audiovox Corporation, et al., Schofield et. al., v. Matsushita Electric Corporation of America, et al., each of which alleges that use of a cellular phone caused a malignant brain tumor, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation. On July 19, 2004, the District Court for the District of Maryland found that there was no federal court jurisdiction over those four cases and remanded those cases to the Superior Court for the District of Columbia.

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

In September 2002, Iridium India also filed a civil suit in the Bombay High Court against Motorola and Iridium. The suit alleges fraud, intentional misrepresentation and negligent misrepresentation by Motorola and Iridium in inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for Iridium services in India. Iridium India claims in excess of $200 million in damages and interest. In conjunction with the filing of the civil suit, Iridium India moved for interim relief and obtained, without notice to Motorola, an order prohibiting Motorola from removing assets from India. In April 2004, the appellate division of the Bombay High Court entered an order restraining Motorola from removing, transferring or encumbering any of its assets in India until $120 million has been deposited with the Bombay High Court or secured by a bank guarantee, to be held pending trial. Toward that end, the order directed four Motorola customers in India to deposit with the court certain amounts owed to Motorola allegedly totaling approximately $90 million, rather than paying them to Motorola. Motorola petitioned the Indian Supreme Court for discretionary review and a stay. Pending additional action by the Indian courts, Motorola informed the four customers named in the Bombay High Court order of their obligation to deposit certain amounts with the court and instructed its other customers in India to direct their payments to a special Motorola bank account in India where they are required to remain pending further court orders. At an initial hearing in July, the Supreme Court stayed the Bombay High Court order pending further proceedings, subject to Motorola’s bringing the total amount deposited in the special account and a similar, previously-established account to approximately $44 million by no later than August 23, 2004. A further hearing is scheduled in October.

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

In October 2003, the court dismissed plaintiff’s amended complaint in its entirety without prejudice. On April 13, 2004, the court denied plaintiff’s motion to stay the litigation, with leave to file an amended complaint. On May 21, 2004, plaintiff made a demand on the Motorola Board of Directors to investigate the alleged wrongful conduct at issue in the lawsuit, and concurrently filed a motion for leave to file a Second Amended Complaint.

An unfavorable outcome in one or more of the Iridium-related cases still pending could have a material adverse effect on Motorola’s consolidated financial position, liquidity or results of operations.

Telsim-Related Cases

Motorola is owed approximately $2 billion under loans to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), a wireless telephone operator in Turkey. Telsim defaulted on the payment of these loans in April 2001. The Company fully reserved the carrying value of the Telsim loans in the second quarter of 2002. The Company is involved in the following legal proceedings related to Telsim. The Uzan family formerly controlled Telsim. Telsim and its related companies are now under the control of the Turkish government.

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

By orders dated May 7, 2004 and May 13, 2004, the Appellate Court denied the Company’s motion to vacate the stay, but granted the Company’s motion to expedite the appeal. The case was argued before a three-judge merits panel of the Appellate Court in June 2004. The Appellate Court asked for additional briefing on certain legal issues. Such additional briefing was completed at the end of July 2004.

Until the Appellate Court resolves the Uzans’ application for a stay, MCC’s efforts to execute on its judgment against the Uzans are stayed and the previously-begun efforts to liquidate Uzan assets in the United States, the United Kingdom, France and Switzerland are halted. Regardless of the outcome of the Uzans’ stay application, the Company continues to believe that the litigation, collection and/or settlement processes will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make Motorola’s collection efforts more difficult.

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

On February 5, 2002, Telsim initiated arbitration against MCC in Switzerland at the Zurich Chamber of Commerce. In Telsim’s request for arbitration, Telsim acknowledged its debt, but has alleged that the disruption in the Turkish economy during 2001 should excuse Telsim’s failure to make payments on the MCC loans as required under the agreements between the parties. Telsim seeks a ruling excusing its failure to adhere to the original payment schedule and establishing a new schedule for repayment of Telsim’s debt to MCC. Telsim has failed to comply with its proposed new schedule, missing the first three payments totaling approximately $85 million. In August 2003, MCC moved the arbitration panel for a partial award, seeking a judgment for the $85 million. Telsim opposed the motion. On January 26, 2004, the arbitral tribunal granted MCC’s request and entered a Partial Final Award in favor of MCC and against Telsim in the amount of $85 million. MCC has initiated proceedings to enforce this award against Telsim in Turkey. On May 4, 2004, Telsim filed an opposition to this enforcement petition in Turkey. This proceeding has been discontinued (without prejudice) while MCC appeals the Turkish court’s ruling that MCC pay a multi-million dollar court fee. MCC has requested a second partial award of $40 million from the arbitration panel to account for a loan payment that would have been due at year-end 2003 even under Telsim’s proposed loan repayment schedule. On May 10, 2004, Telsim filed an opposition to this request for a partial award. In the opposition, Telsim claimed that since it is under new management subject to certain Turkish court orders prohibiting payment to private creditors (Telsim was taken over by the Turkish government from the Uzans in February 2004 pursuant to these court orders obtained by the Turkish government), it is no longer bound by the prior proposed debt re-scheduling. In June 2004, MCC filed a request for a further award of $1.73 billion based on alleged further breaches of the financing agreements and a reply in support of MCC’s request for the $40 million partial award. A hearing was held on these matters in June 2004. Telsim filed an opposition to this $1.73 billion request in July 2004.

On June 7, 2002, Rumeli Telfon (“Rumeli”) initiated arbitration against MCC in the Zurich Chamber of Commerce seeking a ruling requiring that MCC consent to Rumeli’s request to place the Diluted Stock into an escrow account in Switzerland. Pursuant to the request of Rumeli, this arbitration is now stayed.

On June 19, 2002, Telsim initiated arbitration against Motorola, Ltd. and Motorola Komunikasyon Ticaret v.p. Servis Ltd. Sti., both wholly-owned subsidiaries of Motorola, before the International Chamber of Commerce in Zurich, Switzerland, initially seeking approximately 179 million pounds as damages for the defendants’ alleged sale of defective products to Telsim. Telsim increased the amount of its claim to approximately 300 million pounds. Motorola has denied the claims and has filed a counterclaim. Hearings were held in January and March 2004 and further hearings are scheduled for October 2004.

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

As to Motorola, the complaint alleges a claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of the consideration paid by plaintiff for Adelphia debt securities, compensatory damages, costs and expenses of litigation and other relief. Motorola has recently been served with this complaint, the case is in its early stages, and fact discovery has not yet begun. Motorola filed a motion to dismiss this complaint on March 8, 2004.

Also on December 22, 2003, Motorola was named as a defendant in Stocke v. John J. Rigas, et al. This case was originally filed in Pennsylvania and was subsequently transferred to the Southern District of New York as related to the Adelphia MDL. Several other individual and corporate defendants are also named in the amended complaint along with Motorola. As to Motorola, the complaint alleges a federal law claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and a state law claim of aiding and abetting fraud relating to Adelphia securities. The complaint seeks return of the consideration paid by plaintiff for Adelphia securities, punitive damages, pre-judgment and post-judgment interest, costs and expenses of litigation and other relief. Motorola filed a motion to dismiss this complaint on April 12, 2004.

On July 23, 2004, Motorola was named as a defendant in Argent Classic Convertible Arbitrage Fund L.P., et al. v. Scientific-Atlanta, Inc., et al. (the “Argent Complaint”), which was filed in the United States District Court for the Southern District of New York. The Argent Complaint is a purported class action lawsuit on behalf of all persons who purchased or otherwise acquired the publicly-traded securities of Adelphia Communications Corporation (“Adelphia”) from October 1, 2000 through June 10, 2002. As to Motorola, the Argent Complaint alleges that certain commercial transactions between Adelphia and Motorola relating to Adelphia’s purchases of digital set-top boxes and marketing support agreement(s) purportedly resulted in violations of the anti-fraud provisions of the federal securities laws with respect to investors in Adelphia securities. With respect to Motorola, the Argent Complaint alleges a federal law claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Argent Complaint seeks compensatory damages of an undisclosed amount on behalf of all class members, costs and expenses of litigation and other relief. The Argent Complaint has been identified by the United States District Court for the Southern District of New York as potentially related to the currently ongoing Adelphia MDL proceeding and is likely to be coordinated and/or consolidated in the Adelphia MDL.

See Item 3 of the Company’s Form 10-K for the fiscal year ended December 31, 2003, as well as Part II, Item 1 of the Company’s Form 10-Q for the fiscal quarter ended April 3, 2004, for additional disclosures regarding pending matters.

Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed in the Company’s most recent Form 10-K with respect to the Iridium cases, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the consolidated financial position, liquidity or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the second fiscal quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Repurchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/4/04 to 5/1/04	3,048	$17.01	—	—
5/2/04 to 5/29/04	46,530	$18.74	—	—
5/30/04 to 7/3/04	4,522	$19.05	—	—

Total	54,100	$18.67	—	—

(1)	All transactions involved the delivery to the Company of shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees under the Company’s equity compensation plans.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
10 (a)*	Master Separation and Distribution Agreement between Motorola, Inc. and Freescale Semiconductor, Inc. entered into as of April 4, 2004.

10(b)(i)*	Tax Sharing Agreement dated as of April 4, 2004 by and among Motorola, Inc. and Freescale Semiconductor, Inc.

10 (b)(ii)*	Amendment No. 1 to the Tax Sharing Agreement between Motorola, Inc. and Freescale Semiconductor, Inc. entered into as of June 18, 2004.

10 (c)*	Employee Matters Agreement (as Amended and Restated entered into as of June 18, 2004) between Motorola, Inc. and Freescale Semiconductor, Inc.

10 (d)*	Intellectual Property Assignment Agreement entered into as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc.

10 (e)*	Intellectual Property License Agreement entered into as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc.

10 (f)*	Transition Services Agreement entered into on April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc.

10 (g)*	Semiconductor Purchase Agreement effective as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc.

10 (h)*	Registration Rights Agreement entered into as of July 18, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc.

10.10**	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998, and the Motorola Compensation/Acquisition Plan of 2000, as amended through July 29, 2004.

10.11**	Form of Motorola, Inc. Restricted Stock Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, as amended through July 29, 2004.

10.12**	Form of Motorola, Inc. Restricted Stock Unit Agreement (Cliff Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, as amended through July 29, 2004.

10.13**	Form of Restricted Stock Unit Award (Tax Deferred-Periodic Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, as amended through July 29, 2004.

10.14**	Form of Restricted Stock Unit Award (Tax Deferred-Cliff Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, as amended through July 29, 2004.

10.17*	2004 Motorola Incentive Plan.

10.18**	Motorola Mid-Range Incentive Plan (MRIP) of 2003, as amended through August 5, 2004.

10.34*	Form of Motorola, Inc. Restricted Stock Unit Agreement (Periodic Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000.

10.35*	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors.

12*	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document is filed herewith.
**	Amendment to previously filed document is filed herewith.

(b) Reports on Form 8-K

The Company filed Current Reports on Form 8-K on June 24, 2004 and July 19, 2004 and furnished Current Reports on Form 8-K on June 21, 2004 and July 20, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

Date: August 10, 2004	By:	/S/ STEVEN J. STROBEL
Steven J. Strobel Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer pf the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
10 (a)*	Master Separation and Distribution Agreement between Motorola, Inc. and Freescale Semiconductor, Inc. entered into as of April 4, 2004.

10(b)(i)*	Tax Sharing Agreement dated as of April 4, 2004 by and among Motorola, Inc. and Freescale Semiconductor, Inc.

10 (b)(ii)*	Amendment No. 1 to the Tax Sharing Agreement between Motorola, Inc. and Freescale Semiconductor, Inc. entered into as of June 18, 2004.

10 (c)*	Employee Matters Agreement (as Amended and Restated entered into as of June 18, 2004) between Motorola, Inc. and Freescale Semiconductor, Inc.

10 (d)*	Intellectual Property Assignment Agreement entered into as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc.

10 (e)*	Intellectual Property License Agreement entered into as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc.

10 (f)*	Transition Services Agreement entered into on April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc.

10 (g)*	Semiconductor Purchase Agreement effective as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc.

10 (h)*	Registration Rights Agreement entered into as of July 18, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc.

10.10**	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998, and the Motorola Compensation/Acquisition Plan of 2000, as amended through July 29, 2004.

10.11**	Form of Motorola, Inc. Restricted Stock Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, as amended through July 29, 2004.

10.12**	Form of Motorola, Inc. Restricted Stock Unit Agreement (Cliff Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, as amended through July 29, 2004.

10.13**	Form of Restricted Stock Unit Award (Tax Deferred-Periodic Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, as amended through July 29, 2004.

10.14**	Form of Restricted Stock Unit Award (Tax Deferred-Cliff Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, as amended through July 29, 2004.

10.17*	2004 Motorola Incentive Plan.

10.18**	Motorola Mid-Range Incentive Plan (MRIP) of 2003, as amended through August 5, 2004.

II-1

10.34*	Form of Motorola, Inc. Restricted Stock Unit Agreement (Periodic Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000.

10.35*	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors.

12*	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document is filed herewith.
**	Amendment to previously filed document is filed herewith.

II-2