Form 10-Q
period 2004-10-02
MOTOROLA INC
filed 2004-11-10
CIK 68505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 2, 2004:

Class	Number of Shares
Common Stock; $3 Par Value	2,365,076,886

Item 1.	Financial Statements

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$8,624	$6,829	$25,885	$19,035
Costs of sales	5,501	4,507	16,725	12,729

Gross margin	3,123	2,322	9,160	6,306

Selling, general and administrative expenses	1,271	1,078	3,736	2,912
Research and development expenditures	999	941	2,956	2,839
Reorganization of businesses	46	44	5	65
Freescale Semiconductor separation costs	19	—	69	—
Other charges (income)	70	(4)	9	(74)

Operating earnings	718	263	2,385	564

Other income (expense):
Interest expense, net	(53)	(84)	(180)	(236)
Gains on sales of investments and businesses, net	195	31	391	338
Minority interest	(32)	—	(46)	—
Other	(101)	(32)	(107)	(119)

Total other income (expense)	9	(85)	58	(17)

Earnings before income taxes	727	178	2,443	547
Income tax expense	248	62	1,558	143

Net earnings	$479	$116	$885	$404

Earnings per common share
Basic	$0.20	$0.05	$0.38	$0.17
Diluted	$0.20	$0.05	$0.37	$0.17

Weighted average common shares outstanding
Basic	2,359.6	2,322.8	2,349.6	2,318.2
Diluted	2,466.0	2,358.0	2,393.8	2,338.7

Dividends per share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share amounts)

	October 2, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and cash equivalents	$10,801	$7,877
Short-term investments	152	139
Accounts receivable, net	5,367	4,436
Inventories, net	3,191	2,792
Deferred income taxes	1,098	1,678
Other current assets	1,381	985

Total current assets	21,990	17,907

Property, plant and equipment, net	4,550	5,164
Investments	2,894	3,335
Deferred income taxes	2,975	3,349
Other assets	2,141	2,343

Total assets	$34,550	$32,098

Liabilities and Stockholders’ Equity
Notes payable and current portion of long-term debt	$336	$896
Accounts payable	3,332	2,789
Accrued liabilities	6,925	5,748

Total current liabilities	10,593	9,433

Long-term debt	6,259	6,675
Other liabilities	2,548	2,693
Minority interest	1,303	122
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures (TOPrS)	—	486
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	7,096	7,017
Additional paid-in capital	3,154	2,362
Retained earnings	3,705	3,103
Non-owner changes to equity	(108)	207

Total stockholders’ equity	13,847	12,689

Total liabilities and stockholders’ equity	$34,550	$32,098

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In millions, except per share amounts)

		Non-Owner Changes To Equity
	Common Stock and Additional Paid-In Capital	Fair Value Adjustment to Available for Sale Securities	Foreign Currency Translation Adjustments	Other Items	Retained Earnings	Comprehensive Earnings
Balances at December 31, 2003	$9,379	$1,499	$(217)	$(1,075)	$3,103
Net earnings					885	$885
Net unrealized losses on securities (net of tax of $221)		(358)				(358)
Foreign currency translation adjustments (net of tax of $10)			(19)			(19)
Issuance of common stock and stock options exercised	368
Sale of subsidiary stock	397
Net gains on derivative instruments (net of tax of $35)				62		62
Dividends declared ($.04 per share)					(283)
Other	106

Balances at October 2, 2004	$10,250	$1,141	$(236)	$(1,013)	$3,705	$570

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In millions)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Operating
Net earnings	$885	$404
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,045	1,237
Charges for reorganization of businesses and other	75	40
Gains on sales of investments and businesses, net	(391)	(338)
Deferred income taxes	1,156	(207)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(917)	529
Inventories	(385)	210
Other current assets	(393)	40
Accounts payable and accrued liabilities	1,772	(445)
Other assets and liabilities	274	407

Net cash provided by operating activities	3,121	1,877

Investing
Acquisitions and investments, net	(297)	(251)
Proceeds from sales of investments and businesses	598	391
Capital expenditures	(700)	(485)
Proceeds from sale of property, plant and equipment	166	146
Purchases of short-term investments	(13)	(18)

Net cash used for investing activities	(246)	(217)

Financing
Repayment of commercial paper and short-term borrowings	(30)	(112)
Net proceeds from issuance of debt	1,218	—
Repayment of debt	(2,221)	(838)
Repayment of TOPrS	(500)	—
Net payments related to debt redemption	(52)	—
Issuance of common stock	302	79
Sale of subsidiary stock	1,611	—
Payment of dividends	(283)	(278)

Net cash provided (used) for financing activities	45	(1,149)

Effect of exchange rate changes on cash and cash equivalents	4	70

Net increase in cash and cash equivalents	2,924	581
Cash and cash equivalents, beginning of period	7,877	6,507

Cash and cash equivalents, end of period	$10,801	$7,088

Cash paid during the period for:
Interest, net	$223	$280
Income taxes, net of refunds	$324	$273

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in millions, except as noted)

1. Basis of Presentation

The condensed consolidated financial statements as of October 2, 2004 and for the three months and nine months ended October 2, 2004 and September 27, 2003, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of October 2, 2004 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three months and nine months ended October 2, 2004 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2004 presentation.

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

2. Other Financial Data

Statement of Operations Information

Other Charges (Income)

Other Charges (Income) included in Operating Earnings consist of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Other Charges (Income):
Goodwill impairment	$67	$—	$67	$—
Reserves related to previously-received incentives	—	—	(52)	—
In-process research and development	4	—	19	32
Iridium settlements	—	(8)	—	(100)
Reversal of finance receivable reserves	—	—	(21)	—
Other	(1)	4	(4)	(6)

	$70	$(4)	$9	$(74)

Other Income (Expense)

The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Interest Expense, net:
Interest expense	$(96)	$(110)	$(291)	$(335)
Interest income	43	26	111	99

	$(53)	$(84)	$(180)	$(236)

Other:
Investment impairments	$(14)	$(19)	$(23)	$(78)
Charges related to debt redemption	(81)	—	(81)	—
Partial recovery of previously-impaired investment	—	—	20	—
TOPrS redemption charges	—	—	(14)	—
Foreign currency losses	(13)	(19)	(32)	(59)
Other	7	6	23	18

	$(101)	$(32)	$(107)	$(119)

Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2 2004	September 27, 2003
Basic earnings per common share:
Net earnings	$479	$116	$885	$404
Weighted average common shares outstanding	2,359.6	2,322.8	2,349.6	2,318.2
Per share amount	$0.20	$0.05	$0.38	$0.17

Diluted earnings per common share:
Net earnings	$479	$116	$885	$404
Add: Interest on equity security units, net	13	—	—	—

Net earnings as adjusted	$492	$116	$885	$404

Weighted average common shares outstanding	2,359.6	2,322.8	2,349.6	2,318.2
Add effect of dilutive securities:
Stock options/restricted stock	37.0	31.8	43.8	17.1
Equity security units	69.4	—	—	—
Zero coupon notes due 2009	—	—	.4	—
Zero coupon notes due 2013	—	3.4	—	3.4

Diluted weighted average common shares outstanding	2,466.0	2,358.0	2,393.8	2,338.7

Per share amount	$0.20	$0.05	$0.37	$0.17

In the computation of diluted earnings per common share for the three months ended October 2, 2004, the assumed conversions of out-of-the-money stock options were excluded because their inclusion would have been antidilutive. For the nine months ended October 2, 2004, the equity security units and out-of-the-money stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share for the three months and nine months ended September 27, 2003, the assumed conversions of the zero coupon notes due 2009, the equity security units and out-of-the-money stock options were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

Accounts Receivable, net, consists of the following:

	October 2, 2004	December 31, 2003
Accounts receivable	$5,556	$4,664
Less allowance for doubtful accounts	(189)	(228)

	$5,367	$4,436

Inventories

Inventories, net, consist of the following:

	October 2, 2004	December 31, 2003
Finished goods	$1,490	$1,069
Work-in-process and production materials	2,337	2,459

	3,827	3,528
Less inventory reserves	(636)	(736)

	$3,191	$2,792

Property, Plant, and Equipment

Property, Plant and Equipment, net, consists of the following:

	October 2, 2004	December 31, 2003
Land	$280	$301
Building	4,393	4,865
Machinery and equipment	13,191	13,513

	17,864	18,679
Less accumulated depreciation	(13,314)	(13,515)

	$4,550	$5,164

Depreciation expense for the three months ended October 2, 2004 and September 27, 2003 was $322 million and $373 million, respectively. Depreciation expense for the nine months ended October 2, 2004 and September 27, 2003 was $973 million and $1.2 billion, respectively.

Investments

Investments consist of the following:

	October 2, 2004	December 31, 2003
Available-for-sale securities:
Cost basis	$665	$500
Gross unrealized gains	1,860	2,438
Gross unrealized losses	(10)	(8)

Fair value	2,515	2,930
Other securities, at cost	241	254
Equity method investments	138	151

	$2,894	$3,335

In March 2003, the Company entered into three agreements to hedge up to 25 million shares of Nextel Communications, Inc. (“Nextel”) common stock. As a result of the increase in the price of Nextel common stock since March 2003, the fair value of these Nextel hedges of $206 million and $310 million has been recorded as a liability which is included in Other Liabilities in the Company’s condensed consolidated balance sheets at October 2, 2004 and December 31, 2003, respectively.

The Company recorded investment impairment charges of $14 million and $19 million for the three months ended October 2, 2004, and September 27, 2003, respectively, and $23 million and $78 million for the nine months ended October 2, 2004, and September 27, 2003, respectively. These impairment charges represent other-than-temporary declines in the value of the Company’s investment portfolio and are included in the Other within Other Income (Expense) in the Company’s condensed consolidated statements of operations.

The $78 million charge for the nine months ended September 27, 2003 is primarily comprised of a $29 million charge to write down to zero the Company’s debt security holding in a European cable operator, a portion of which was recovered during the three months ended July 3, 2004. The amount recovered has been included in Other within Other Income (Expense) in the Company’s condensed consolidated statements of operations.

Gains on Sales of Investments and Businesses, net, consist of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Gains on sales of investments	$195	$26	$377	$323
Gains on sales of businesses	—	5	14	15

	$195	$31	$391	$338

The $195 million of gains for the three months ended October 2, 2004, primarily resulted from a $122 million gain on the sale of 6 million of the Company’s shares of Nextel Communications, Inc. and a $68 million gain on the sale of 5.6 million of the Company’s shares of Nextel Partners, Inc. The $391 million of gains for the nine months ended October 2, 2004 is primarily comprised of: (i) a $130 million gain on the sale of shares in Broadcom Corporation, (ii) a $122 million gain on the sale of 6 million of the Company’s shares in Nextel Communications, Inc., (iii) a $68 million gain on the sale of 5.6 million of the Company’s shares in Nextel Partners, Inc. and (iv) a $41 million gain on the sale of a portion of the Company’s shares in Semiconductor Manufacturing International Corporation.

The $338 million of gains for the nine months ended September 27, 2003 is primarily comprised of a $255 million gain on the sale of 25 million of the Company’s shares in Nextel Communications, Inc.

Other Assets

Other Assets consist of the following:

	October 2, 2004	December 31, 2003
Long-term finance receivables, net of allowances of $1,990 and $2,095	$49	$209
Goodwill	1,410	1,416
Intangible assets, net of accumulated amortization of $385 and $339	221	184
Interest rate swaps	50	150
Other	411	384

	$2,141	$2,343

Accrued Liabilities

Accrued Liabilities consist of the following:

	October 2, 2004	December 31, 2003
Compensation	$1,439	$1,154
Customer reserves	925	584
Customer downpayments	418	429
Warranty reserves	491	366
Income and other tax liabilities	460	357
Other	3,192	2,858

	$6,925	$5,748

Other Liabilities

Other Liabilities consist of the following:

	October 2, 2004	December 31, 2003
Defined benefit plans	$1,585	$1,527
Nextel hedge	206	310
Postretirement health care plan	217	218
Other	540	638

	$2,548	$2,693

Stockholders’ Equity Information

Comprehensive Earnings

The net unrealized gains (losses) on securities included in Comprehensive Earnings are comprised of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Gross unrealized gains (losses) on securities, net of tax	$(55)	$92	$(128)	$610
Less: Realized gains, net of tax	118	16	230	172

Net unrealized gains (losses) on securities, net of tax	$(173)	$76	$(358)	$438

Comprehensive earnings for the three months ended October 2, 2004 and September 27, 2003 were $378 million and $175 million, respectively. Comprehensive earnings for the nine months ended October 2, 2004 and September 27, 2003 were $570 million and $891 million, respectively.

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

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net earnings:
Net earnings as reported	$479	$116	$885	$404
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	5	5	14	14
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(58)	(56)	(153)	(193)

Pro forma	$426	$65	$746	$225

Basic earnings per common share:
As reported	$.20	$.05	$.38	$.17
Pro forma	$.18	$.03	$.32	$.10
Diluted earnings per common share:
As reported	$.20	$.05	$.37	$.17
Pro forma	$.17	$.03	$.31	$.10

On May 4, 2004, the Company granted approximately 50 million options to approximately 32,000 eligible employees. The options were granted at fair market value and, in general, vest and become exercisable in 25% increments, annually, over the four years after the grant date.

4. Debt and Credit Facilities

In August 2004, the Company completed the open market purchase of $110 million of the $409 million aggregate principal amount outstanding of its 6.50% Debentures due 2028 (the “2028 Debentures”). The $110 million principal amount of 2028 Debentures was purchased for an aggregate purchase price of approximately $113 million.

In August 2004, pursuant to the terms of the 7.00% Equity Security Units (the “MEUs”), the $1.2 billion of 6.50% Senior Notes due 2007 (the “2007 MEU Notes”) that comprised a portion of the MEUs were remarketed to a new set of holders. In connection with the remarketing, the interest rate on the 2007 MEU Notes was reset to 4.608%. None of the other terms of the 2007 MEU Notes were changed. Shortly after the remarketing, the Company entered into interest rate swaps to change the characteristics of the interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments.

In July 2004, the Company commenced a cash tender offer for any and all of the $300 million aggregate principal amount outstanding of its 7.60% Notes due 2007 (the “2007 Notes”). The tender offer expired on August 5, 2004 and an aggregate principal amount of approximately $182 million of 2007 Notes was validly tendered. On August 10, 2004, the Company repurchased the validly tendered 2007 Notes for an aggregate purchase price of approximately $202 million. This debt was repurchased with proceeds distributed to the Company by Freescale Semiconductor, Inc. (“Freescale Semiconductor”).

In July 2004, the Company called for the redemption of all of the $1.4 billion aggregate principal amount outstanding of its 6.75% Notes due 2006 (the “2006 Notes”). All of the 2006 Notes were redeemed on August 26, 2004 for an aggregate purchase price of approximately $1.5 billion. This debt was redeemed partially with proceeds distributed to the Company by Freescale Semiconductor and partially with available cash balances.

In July 2004, Freescale Semiconductor issued senior debt securities in an aggregate principal amount of $1.25 billion. The debt securities consisted of $400 million of Floating Rate Notes due 2009, $350 million of 6.875% Notes due 2011 (the “2011 Notes”) and $500 million of 7.125% Notes due 2014 (the “2014 Notes”). Shortly after the offering, Freescale Semiconductor entered into interest rate swaps to change the characteristics of the interest rate payments on the 2011 Notes and the 2014 Notes from fixed-rate payments to short-term LIBOR-based variable rate payments.

In June 2004, the Company repaid, at maturity, all of the $500 million aggregate principal amount outstanding of its 6.75% Debentures due 2004.

In May 2004, the Company signed a new multi-year revolving credit agreement for $1 billion, replacing two existing facilities totaling $1.6 billion. One significant change to the new facility from the previous facilities is the elimination of the Company’s obligation to provide the lenders with a pledge of, and security interest in, domestic inventories and receivables if the Company’s credit ratings would have dropped below certain levels.

In March 2004, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company (the “Trust”), redeemed all outstanding Trust Originated Preferred Securitiessm (“TOPrS”). In February 1999, the Trust sold 20 million TOPrS to the public for an aggregate offering price of $500 million. The Trust used the proceeds from that sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 (the “Subordinated Debentures”) from the Company with the same payment terms as the TOPrS. The sole assets of the Trust were the Subordinated Debentures. Historically, the TOPrS have been reflected as “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company-Guaranteed Debentures” in the Company’s consolidated balance sheets. On March 26, 2004, all outstanding TOPrS were redeemed for an aggregate redemption price of $500 million plus accrued interest. No TOPrS or Subordinated Debentures remain outstanding.

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

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. During the three months ended October 2, 2004, in conjunction with the retirement of debt, certain of these swaps were unwound resulting in income of approximately $55 million, which is identified as Charges Related to Debt Redemption included in Other within Other Income (Expense) in the Company’s condensed consolidated statements of operations. The following table displays the interest rate swaps that were in place at October 2, 2004:

Date Executed	Principal Amount Hedged (in millions)	Underlying Debt Instrument
August 2004	$1,200	4.608% notes due 2007
July 2004	350	6.875% notes due 2011
July 2004	500	7.125% notes due 2014
September 2003	725	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	200	6.5% notes due 2008
May 2003	325	5.8% debentures due 2008
May 2003	475	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$4,493

The short-term LIBOR-based variable rate payments for each of the above interest rate swaps were 4.6% and 2.7% for the three months ended October 2, 2004 and September 27, 2003, respectively. The fair value of all interest rate swaps at October 2, 2004 and December 31, 2003 was approximately $50 million and $150 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at October 2, 2004 and December 31, 2003.

The Company is exposed to credit loss in the event of nonperformance by the counterparties in the swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term debt ratings of “A” or better and, therefore, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.

5. Income Taxes

During the three months and nine months ended October 2, 2004, the Company recorded the reversal of $38 million and $310 million, respectively, of previously-accrued income taxes as the result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits. Of the $310 million income for the nine months ended October 2, 2004, $235 million was recorded as a reduction in tax expense and $75 million, which related to previously-issued warrants, was reflected as an increase in Additional Paid-In Capital in the Company’s condensed consolidated balance sheets. During the nine months ended September 27, 2003, the Company recorded the reversal of $61 million of previously-accrued income taxes related to the settlement of tax audits.

During the three months ended July 3, 2004, the Company recorded an $898 million non-cash tax charge to establish a deferred tax valuation allowance against the net deferred tax asset balances of Freescale Semiconductor, Inc. (“Freescale Semiconductor”). The valuation allowance was required when it became more likely than not that the Freescale Semiconductor initial public offering (“IPO”) would occur, thereby requiring Freescale Semiconductor to value its deferred tax asset balances as a stand alone taxpayer. The Company’s net deferred tax asset balance at October 2, 2004 and December 31, 2003 was $4.1 billion and $5.0 billion, respectively.

In June 2004, the Internal Revenue Service (“IRS”) completed its field examination of the Company’s 1996 through 2000 tax returns. In connection with this examination, the Company received notices of certain adjustments proposed by the IRS, primarily related to transfer pricing. The Company disagrees with these proposed transfer pricing-related adjustments and intends to vigorously dispute this matter through applicable

IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on all matters relating to transfer pricing for the period of the examination, it could result in additional taxable income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million. The IRS may make similar claims for years subsequent to 2000 in future audits. Although the final resolution of the proposed adjustments is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the period in which the matter is ultimately resolved.

6. Employee Benefit Plans

Pension Benefits

Net periodic pension cost for the U.S. regular pension plan, the officers’ plan, the Motorola Supplemental Pension Plan (“MSPP”), and Non U.S. plans was as follows:

	Three Months Ended
	October 2, 2004			September 27, 2003
	Regular	Officers’ and MSPP	Non U.S.	Regular	Officers’ and MSPP	Non U.S.
Service cost	$39	$1	$15	$47	$1	$10
Interest cost	68	2	19	66	3	8
Expected return on plan assets	(71)	(1)	(14)	(72)	(1)	(6)
Amortization of:
Unrecognized prior service cost	(2)	—	—	(2)	—	—
Unrecognized net loss	15	3	7	—	3	3
Settlement/curtailment loss	—	5	—	—	8	—

Net periodic pension cost	$49	$10	$27	$39	$14	$15

	Nine Months Ended
	October 2, 2004			September 27, 2003
	Regular	Officers’ and MSPP	Non U.S.	Regular	Officers’ and MSPP	Non U.S.
Service cost	$129	$11	$42	$130	$12	$30
Interest cost	203	9	52	189	10	25
Expected return on plan assets	(213)	(3)	(37)	(211)	(3)	(18)
Amortization of:
Unrecognized prior service cost	(6)	—	—	(6)	—	—
Unrecognized net loss	25	5	18	—	4	9
Settlement/curtailment loss	—	10	—	—	12	—

Net periodic pension cost	$138	$32	$75	$102	$35	$46

The Company expects to make a total cash contribution of $200 million to the U.S. regular pension plan during 2004. During the three months ended October 2, 2004, the Company made a $100 million contribution to the plan, bringing the total contribution in 2004 to $150 million.

Postretirement Health Care Benefits

Net retiree health care expenses was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Service Cost	$1	$2	$8	$9
Interest Cost	11	11	35	36
Expected return on plan assets	(6)	(7)	(16)	(19)
Amortization of:
Unrecognized prior service cost	(2)	(2)	(3)	(2)
Unrecognized net loss	4	2	11	8

Net retiree health care expense	$8	$6	$35	$32

The Company does not expect to make a cash contribution into the Postretirement Health Care Benefit 401(h) trust during 2004.

7. Financing Arrangements

Finance receivables consist of the following:

	October 2, 2004	December 31, 2003
Gross finance receivables	$2,119	$2,396
Less allowance for losses	(1,990)	(2,095)

	129	301
Less current portion	(80)	(92)

Long-term finance receivables	$49	$209

Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables for the three months ended October 2, 2004 and September 27, 2003 was $2 million and $3 million, respectively. Interest income recognized on finance receivables for the nine months ended October 2, 2004 and September 27, 2003 was $5 million and $16 million.

An analysis of impaired finance receivables included in total finance receivables is as follows:

	October 2, 2004	December 31, 2003
Impaired finance receivables:
Requiring allowance for losses	$1,997	$2,083
Expected to be fully recoverable	—	125

	1,997	2,208
Less allowance for losses on impaired finance receivables	1,989	2,075

Impaired finance receivables, net	$8	$133

At October 2, 2004 and December 31, 2003, the Company had $1.9 billion and $2.0 billion, respectively, of gross receivables from one customer, Telsim, in Turkey (the “Telsim Loan”) with the decline representing partial recovery of amounts owed due to collection efforts. As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both October 2, 2004 and December 31, 2003, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans’ (the family which previously controlled Telsim) continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make the Company’s collection efforts more difficult.

The Company sells short-term receivables through the Motorola Receivables Corporation (“MRC”) short-term receivables program, which provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. In October 2004, the Company renewed the MRC short-term receivables program at its current level for one year. In addition, the Company sells short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $736 million and $587 million during the three months ended October 2, 2004 and September 27, 2003, respectively, and $2.6 billion and $1.9 billion during the nine months ended October 2, 2004 and September 27, 2003, respectively. There were $1.0 billion and $771 million of short-term receivables outstanding under these arrangements at October 2, 2004 and December 31, 2003, respectively (including $186 million and $170 million, respectively, under the MRC program). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $20 million and $25 million at October 2, 2004 and December 31, 2003, respectively, with reserves of $3 million and $13 million recorded for potential losses on this exposure at October 2, 2004 and December 31, 2003, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. The Company had outstanding commitments to extend credit to third-parties totaling $115 million and $149 million at October 2, 2004 and December 31, 2003, respectively.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $12 million and $10 million at October 2, 2004 and December 31, 2003, respectively. For the nine months ended October 2, 2004 and September 27, 2003, no payments were made under the terms of these guarantees. At October 2, 2004, these financial guarantees are to two customers in the amounts of $6 million each and are scheduled to expire in 2005 and 2013. Customer borrowings outstanding under these third-party loan arrangements were $8 million and $10 million at October 2, 2004 and December 31, 2003, respectively. Accrued liabilities of $1 million at both October 2, 2004 and December 31, 2003 have been recorded to reflect management’s best estimate of probable losses of unrecoverable amounts should these guarantees be called.

8. Goodwill and Other Intangible Assets

Amortized intangible assets, excluding goodwill, were comprised of the following:

	October 2, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Licensed technology	$102	$102	$102	$101
Completed technology	433	252	378	217
Other intangibles	71	31	43	21

	$606	$385	$523	$339

Amortization expense on intangible assets was $19 million and $15 million for the three months ended October 2, 2004 and September 27, 2003, respectively, and $46 million and $46 million for the nine months ended October 2, 2004 and September 27, 2003, respectively. Amortization expense is estimated to be $60 million for 2004, $57 million in 2005, $47 million in 2006, $41 million in 2007, and $27 million in 2008.

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2004 to October 2, 2004, by business segment:

Segment	January 1, 2004	Acquired	Adjustments	October 2, 2004
Personal Communications	$17	$—	$—	$17
Semiconductor Products	202	—	(5)	197
Global Telecom Solutions	97	—	(1)	96
Commercial, Government and Industrial Solutions	123	—	—	123
Integrated Electronic Systems	71	37	—	108
Broadband Communications	782	30	—	812
Other Products	124	—	(67)	57

	$1,416	$67	$(73)	$1,410

In light of the Company’s continued efforts to align its overall business structure with its seamless mobility strategy, a decision was made to pursue other alternatives, including the potential sale to a third party, with respect to a sensor business. In conjunction with this decision, a goodwill impairment test was performed resulting in a charge of $67 million.

In August 2004, the Company acquired Force Computers, (“Force”), a worldwide designer and supplier of open, standards-based and custom embedded computing solutions, for $121 million in cash. The results of operations of Force have been integrated with the Motorola Computer Group, and the two combined entities have been renamed the Embedded Communications Computing Group within the Integrated Electronic Systems segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. As a result of the acquisition, the Company recorded approximately $37 million in goodwill and $43 million in other intangible assets.

In May 2004, the Company acquired Quantum Bridge Communications, Inc. (“Quantum Bridge”), a leading provider of fiber-to-the-premises (“FTTP”) solutions, for approximately $55 million in cash. The results of operations of Quantum Bridge have been included in the Broadband Communications segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. As a result of the acquisition, the Company recorded approximately $30 million in goodwill and $15 million in other intangible assets.

9. Commitments and Contingencies

Legal

Iridium Program: Motorola has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business, which on March 15, 2001, were consolidated in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. On August 31, 2004, the court denied the motions to dismiss that had been filed on July 15, 2002 by Motorola and the other defendants.

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

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification exposure under these types of provisions is $79 million and the Company has accrued $26 million as of October 2, 2004 for certain claims that have been asserted under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been any significant claims asserted against the Company as of October 2, 2004.

In all cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements are generally limited in terms of duration, typically not more than 24 months, and amount, not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

10. Segment Information

Summarized below are the Company’s segment sales and operating earnings (loss) for the three months ended October 2, 2004, and September 27, 2003 and nine months ended October 2, 2004, and September 27, 2003. In January 2004, a decision was made to realign the operations of Next Level Communications, Inc. (Next Level), a wholly-owned subsidiary of Motorola, within the Broadband Communications segment (BCS). The financial results of Next Level have been reclassified from the Other Products segment to BCS for all periods presented.

	Three Months Ended			Nine Months Ended
	October 2, 2004	September 27, 2003	% Change	October 2, 2004	September 27, 2003	Change
Segment Sales:
Personal Communications Segment	$3,912	$2,924	34%	$11,876	$7,702	54%
Semiconductor Products Segment	1,430	1,225	17	4,287	3,491	23
Global Telecom Solutions Segment	1,308	1,054	24	4,068	3,052	33
Commercial, Govt. and Industrial Solutions Segment	1,164	1,035	12	3,308	2,894	14
Integrated Electronic Systems Segment	683	559	22	1,993	1,596	25
Broadband Communications Segment	589	451	31	1,644	1,302	26
Other Products Segment	92	78	18	265	235	13
Adjustments & Eliminations	(554)	(497)	11	(1,556)	(1,237)	26

Segment Totals	$8,624	$6,829	26	$25,885	$19,035	36

	Three Months Ended
	October 2, 2004	% Of Sales	September 27, 2003	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$390	10%	$147	5%
Semiconductor Products Segment	82	6	(76)	(6)
Global Telecom Solutions Segment	175	13	61	6
Commercial, Govt. and Industrial Solutions Segment	185	16	146	14
Integrated Electronic Systems Segment	18	3	25	4
Broadband Communications Segment	34	6	(4)	(1)
Other Products Segment	(101)	(110)	(14)	(18)
Adjustments & Eliminations	(11)	2	(2)	—

	772		283
General Corporate	(54)		(20)

Operating earnings	718	8	263	4
Total other income (expense)	9		(85)

Earnings before income taxes	$727		$178

	Nine Months Ended
	October 2, 2004	% Of Sales	September 27, 2003	% Of Sales
Segment Operating Earnings (Loss):
Personal Communications Segment	$1,182	10%	$352	5%
Semiconductor Products Segment	244	6	(322)	(9)
Global Telecom Solutions Segment	502	12	109	4
Commercial, Govt. and Industrial Solutions Segment	546	17	322	11
Integrated Electronic Systems Segment	105	5	95	6
Broadband Communications Segment	78	5	14	1
Other Products Segment	(135)	(51)	(30)	(13)
Adjustments & Eliminations	(11)	1	(10)	1

	2,511		530
General Corporate	(126)		34

Operating earnings	2,385	9	564	3
Total other income (expense)	58		(17)

Earnings before income taxes	$2,443		$547

11. Reorganization of Businesses

The Company records provisions for employee separation costs and exit costs when they are probable and estimable based on estimates prepared at the time a restructuring plan is approved by management. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

2004 Charges

Three months ended October 2, 2004

During the three months ended October 2, 2004, the Company committed to productivity improvement plans aimed at improving the ability of the Company to meet customer demands and reduce operating costs. The productivity plans are designed to adjust the Company’s workforce to align it with the Company’s focus on seamless mobility and to eliminate positions in its corporate functions in connection with the expected distribution of the Company’s remaining equity interest in its subsidiary, Freescale Semiconductor, to its stockholders on December 2, 2004. As a result of these plans, the Company recorded net charges of $52 million, of which $6 million was included in Costs of Sales and $46 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations.

Included in the aggregate $52 million net charge are $55 million of charges for employee separation costs and income of $3 million related to fixed asset adjustments. The employee separation costs consisted of $59 million of charges impacting 900 employees. Businesses impacted by these plans include the Commercial, Government and Industrial Solutions segment, the Integrated Electronic Systems segment and the Broadband Communications segment, as well as various corporate functions. These charges were offset by reversals of $4 million for reserves no longer needed.

Nine months ended October 2, 2004

For the nine months ended October 2, 2004, the Company recorded net charges of $7 million, of which $2 million was included in Costs of Sales and $5 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations.

Included in the aggregate $7 million net charge are $18 million of net charges for employee separation and income of $11 million related to fixed asset adjustments. The net charges consisted of $59 million of employee separation charges related to plans previously discussed, offset by reversals of $41 million for employee separation and exit cost reserves no longer needed.

Reorganization of Businesses Charges—by Segment

The following table displays the employee separation and exit cost reserve net charges (reversals) by segment for the three months and nine months ended October 2, 2004:

Segment	Three Months Ended October 2, 2004	Nine Months Ended October 2, 2004
Personal Communications	$2	$(9)
Semiconductor Products	—	(3)
Global Telecom Solutions	1	(4)
Commercial, Government and Industrial Solutions	11	7
Integrated Electronic Systems	16	16
Broadband Communications	2	(4)
Other Products	—	—

	32	3
General Corporate	23	15

	$55	$18

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs and employee separation costs from January 1, 2004 to October 2, 2004:

	Accruals at January 1, 2004	2004 Additional Charges	2004 Adjustments	2004 Amount Used	Accruals at October 2, 2004
Exit costs – lease terminations	$143	$—	$(5)	$(34)	$104
Employee separation costs	149	59	(30)	(94)	84

	$292	$59	$(35)	$(128)	$188

Exit Costs – Lease Terminations

At January 1, 2004, the Company had an accrual of $143 million for exit costs. The 2004 adjustments of $(5) million represent reversals of $11 million for accruals no longer needed, partially offset by a $6 million translation adjustment. The $34 million used in 2004 reflects cash payments. The remaining accrual of $104 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represents future cash payments for lease termination obligations which will extend over several years.

Employee Separation Costs

At January 1, 2004, the Company had an accrual of $149 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2004 additional charges of $59 million represent additional costs for approximately an additional 900 employees. The adjustments of $30 million represent reversals of accruals no longer needed.

During the nine months ended October 2, 2004, approximately 2,200 employees were separated from the Company. The $94 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $84 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, is expected to be paid to approximately 1,000 separated employees.

2003 Charges

Three months ended September 27, 2003

For the three months ended September 27, 2003, the Company recorded net charges of $43 million, of which $1 million of net reversals was included in Costs of Sales and $44 million of net charges were recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations.

Included in the aggregate $43 million net charge are $71 million of charges and $28 million of reversals for accruals no longer needed. The charges consisted primarily of: (i) $33 million in the Semiconductor Products segment, primarily for segment-wide employee separation costs; (ii) $21 million in the Personal Communications segment, for the impairment of assets classified as held-for-sale related to the announced exit of certain manufacturing activities in Germany, management’s decision to sell a manufacturing facility in Mexico and segment-wide employee separation costs; and (iii) $17 million in the Integrated Electronic Systems and Commercial, Government and Industrial Solutions segments for employee separation costs. These charges were offset by reversals of $28 million, primarily for unused accruals relating to previously-expected employee separation costs across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges (reversals) incurred by segment for the three months ended September 27, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$9	$10	$18
Semiconductor Products	—	33	(12)	21
Global Telecom Solutions	—	(6)	—	(6)
Commercial, Government and Industrial Solutions	(1)	7	—	6
Integrated Electronic Systems	—	10	—	10
Broadband Communications	—	—	—	—
Other Products	(1)	(2)	—	(3)

	(3)	51	(2)	46
General Corporate	(1)	(2)	—	(3)

	$(4)	$49	$(2)	$43

Nine months ended September 27, 2003

For the nine months ended September 27, 2003, the Company recorded net charges of $53 million, of which $12 million of net reversals were included in Costs of Sales and $65 million of net charges were recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations.

The aggregate $53 million net charge is comprised of $225 million of charges and $172 million of reversals for accruals no longer needed. These charges consisted primarily of: (i) $110 million in the Semiconductor Products segment, primarily for segment wide employee separation costs, impairment of an Austin, Texas manufacturing site and impairment of equipment classified as held-for-sale, (ii) $38 million in the Commercial, Government and Industrial Solutions segment for employee separation costs, (iii) $32 million in General Corporate, primarily for the impairment of assets classified as held-for-sale, and (iv) $25 million in the Personal Communications segment for the impairment of assets classified as held-for-sale related to the announced exit of certain manufacturing activities in Germany, management’s decision to sell a manufacturing facility in Mexico and segment-wide employee separation costs. The $225 million of charges were partially offset by reversals of previous accruals of $172 million, consisting primarily of: (i) $98 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $49 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, as well as for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility in the Semiconductor Products segment, and (iii) $25 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges (reversals) incurred by segment for the nine months ended September 27, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(2)	$(2)	$3	$(1)
Semiconductor Products	(6)	44	21	59
Global Telecom Solutions	(3)	(23)	(6)	(32)
Commercial, Government and Industrial Solutions	(3)	27	—	24
Integrated Electronic Systems	(1)	(2)	—	(3)
Broadband Communications	2	(6)	(4)	(8)
Other Products	(3)	5	—	2

	(16)	43	14	41
General Corporate	(7)	(3)	22	12

	$(23)	$40	$36	$53

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to September 27, 2003:

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at September 27, 2003
Exit costs – lease terminations	$217	$2	(25)	$(45)	$149
Employee separation costs	419	138	(98)	(328)	131

	$636	$140	$(123)	$(373)	$280

Exit Costs – Lease Terminations

The 2003 adjustments of $25 million primarily represent exit cost accruals across all segments which are no longer required. The $45 million used in 2003 reflects cash payments of $40 million and non-cash utilization of $5 million. The remaining accrual of $149 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets at September 27, 2003. Of this amount, $40 million has been paid through October 2, 2004.

Employee Separation Costs

At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees. The 2003 additional charges of $138 million represent the severance costs for approximately an additional 2,800 employees. The adjustments of $98 million represent reversals of accruals no longer needed.

During the nine months ended September 27, 2003, approximately 6,600 employees were separated from the Company. The $328 million used in 2003 reflects cash payments of $322 million and non-cash utilization of $6 million to these separated employees. The remaining accrual of $131 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets at September 27, 2003. Of this amount, $70 million has been paid through October 2, 2004.

12. Acquisitions of Businesses

Force Computers

In August 2004, the Company acquired Force Computers, (“Force”), a worldwide designer and supplier of open, standards-based and custom embedded computing solutions, for $121 million in cash. The Company recorded approximately $37 million in goodwill, none of which is expected to be deductible for tax purposes, a $4 million charge for acquired in-process research and development costs, and $43 million in other intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s condensed consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over an average of four and a half years on a straight-line basis.

The results of operations of Force have been integrated with the Motorola Computer Group, and the two combined entities have been renamed the Embedded Communications Computing Group within the Integrated Electronic Systems segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements are not significant. Purchase accounting for the acquisition will be finalized in the fourth quarter of 2004.

Quantum Bridge

In May 2004, the Company acquired Quantum Bridge Communications, Inc. (“Quantum Bridge”), a leading provider of fiber-to-the-premises (“FTTP”) solutions, for $55 million in cash. Terms of the acquisition include contingent purchase price payments, to be made by Motorola to the sellers, not to exceed $143 million. The payments are contingent upon certain milestones being met primarily related to future revenue targets. Certain milestones extend through 2007. These contingent payments will be included as part of the purchase price if and when the milestones are met. The Company recorded $30 million in goodwill, none of which is expected to be deductible for tax purposes, a $15 million charge for acquired in-process research and development costs and $15 million in other intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s condensed consolidated statements of operations. Goodwill and other intangible assets are included in Other Assets in the Company’s condensed consolidated balance sheets. The intangible assets will be amortized over periods ranging from 4 to 14 years on a straight-line basis.

The results of operations of Quantum Bridge have been included in the Broadband Communications segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Winphoria

In May 2003, the Company acquired Winphoria Networks, Inc. (“Winphoria”), a core infrastructure provider of next-generation packet-based mobile switching centers for wireless networks, for $179 million in cash. The Company recorded $91 million in goodwill, none of which is expected to be deductible for tax purposes, a $32 million charge for acquired in-process research and development costs, and $54 million in other intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s condensed consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over periods ranging from three to five years on a straight-line basis.

The results of operations of Winphoria have been included in the Global Telecom Solutions segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

13. Freescale Semiconductor, Inc. Separation

During the three months ended July 3, 2004, the Company completed the separation of its Semiconductor Products segment into Freescale Semiconductor, Inc. (“Freescale Semiconductor”). In conjunction with the separation, the Company incurred separation costs of $19 million and $69 million for the three months and nine months ended October 2, 2004, respectively. These costs, primarily incurred by Freescale Semiconductor, relate to third-party legal fees, information technology fees, transaction taxes and other services. Additionally, the separation of legal entities created a basis difference for statutory purposes resulting in the recording of $31 million of deferred taxes with the offset recorded as an increase in Additional Paid-In Capital included in the Company’s condensed consolidated balance sheets.

In July 2004, Freescale Semiconductor completed an IPO of approximately 121.6 million shares of Freescale Semiconductor Class A common stock. The net proceeds to Freescale Semiconductor from the IPO, as well as the subsequent sale of an additional 8.4 million shares of Class A common stock in connection with the partial exercise of the overallotment option, were $1.6 billion. Following these transactions, approximately 32.5% of the total outstanding common stock of Freescale Semiconductor is held by the general public and 67.5% is held by Motorola. Motorola owns all of Freescale Semiconductor’s Class B common stock, which is entitled to five votes per share on all matters to be voted on by Freescale Semiconductor’s stockholders and represents approximately 91.2% of Freescale Semiconductor’s total voting power. On November 9, 2004, Motorola announced that its remaining 67.5% equity interest in Freescale Semiconductor will be distributed to Motorola shareholders on December 2, 2004.

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

14. Subsequent Event

On October 19, 2004, Freescale Semiconductor, a majority-owned, consolidated subsidiary of Motorola, Inc. (“Motorola”), committed to plans to continue streamlining its operations and reduce selling, general and administrative expenses. Freescale Semiconductor plans to eliminate approximately 1,000 positions worldwide resulting in pre-tax charges in the fourth quarter of 2004 totaling approximately $65 million for severance benefits. A majority of the estimated 1,000 employees impacted are expected to leave Freescale Semiconductor by the end of 2004 with the remainder leaving in 2005. Motorola’s Semiconductor Product segment (which is comprised of the operations of Freescale Semiconductor) is the only Motorola business impacted by these plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Motorola, Inc. And Subsidiaries

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months and nine months ended October 2, 2004 and September 27, 2003, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2003.

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

We are a leading producer of embedded processing and connectivity products for the automotive, networking and wireless communications industries, through our majority-owned subsidiary, Freescale Semiconductor, Inc. (“Freescale Semiconductor”). In July 2004, an initial public offering of a minority interest of approximately 32.5% of Freescale Semiconductor was completed. On November 9, 2004, we announced that we will distribute our remaining 67.5% equity interest in Freescale Semiconductor to our shareholders on December 2, 2004.

Third Quarter Highlights

Our net sales were $8.6 billion in the third quarter of 2004, up 26% from $6.8 billion in the third quarter of 2003. Net sales in all six of the Company’s major operating segments increased in the third quarter of 2004 compared to the third quarter of 2003. The overall increase in net sales reflects: (i) a $988 million, or 34%, increase in net sales by our wireless handset business, driven by strong demand for new products, reflected by a 15% increase in unit shipments and a 19% increase in average selling price (“ASP”) compared to the third quarter of 2003, (ii) a $254 million, or 24%, increase in net sales by our wireless infrastructure business, driven by a continued increase in spending by the segment’s wireless service provider customers and reflecting increased net sales in all regions and technologies, (iii) a $205 million, or 17%, increase in net sales by our semiconductor business, reflecting increased net sales in all end-market user groups, particularly in automotive applications and in the wireless market, (iv) a $138 million, or 31%, increase in net sales by our broadband communications business, reflecting increased purchases of cable set-tops by cable operators and a mix shift in digital set-top boxes towards higher-end products, (v) a $129 million, or 12%, increase in net sales by our public safety and enterprise business, reflecting increased spending by customers in the government and enterprise markets, and (vi) a $124 million, or 22%, increase in net sales by our automotive and integrated electronic systems business, reflecting increased sales in the automotive electronics market, particularly of telematics products, and additional sales resulting from the acquisition of Force Computers.

We had net earnings of $479 million in the third quarter of 2004, compared to net earnings of $116 million in the third quarter of 2003. Five of the Company’s six major segments had increased net earnings in the third quarter of 2004 compared to the third quarter of 2003, driven primarily by increased net sales in these segments. The overall increase in net earnings reflects: (i) a $243 million increase in operating earnings by our wireless handset business, driven primarily by a 34% increase in net sales, (ii) a $158 million improvement in operating earnings by our semiconductor product business, where improved manufacturing capacity utilization and other manufacturing efficiencies contributed to gross margin improvement, (iii) a $114 million increase in operating earnings by our wireless infrastructure business, driven primarily by a 24% increase in net sales, (iv) a $39 million increase in operating earnings by our public safety and enterprise business, reflecting favorable product mix from a higher proportion of higher-margin subscriber sales, supply-chain efficiencies and overall cost-structure improvements, and (v) a $38 million increase in operating earnings by our broadband communications business, driven primarily by a 22% increase in net sales. In addition, a gain of $190 million from the sale of shares in Nextel Communications, Inc. and Nextel Partners, Inc. contributed to the improvement in net earnings in the third quarter of 2004.

In the third quarter of 2004, we had $4 million in reversals of accruals no longer needed related to reorganization of businesses. The $4 million of reversals constitute less than 1% of the Company’s $727 million in earnings before income tax in the third quarter of 2004. In addition, we had a $38 million reversal of previously-accrued income taxes as the result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits.

We also continued to strengthen our balance sheet. In the third quarter of 2004, we had positive operating cash flow of $1.3 billion, which contributed to our net cash* position of $4.4 billion at the end of the quarter. We reduced our total debt** by an additional $454 million in the third quarter and have reduced it by nearly $1.5 billion since the end of 2003.

Looking Forward

As we said at the beginning of 2004, first and foremost, we are focused on increasing profitable sales and growing market share. Demand for many of our products was quite strong in the third quarter of 2004, reflected by increased net sales and pre-tax earnings. We remain cautiously optimistic about the economic recovery for information technology products, especially in the areas of communications and related industries. We believe we are well positioned to take advantage of these positive market conditions. Our unique advantage is providing compelling communication products for the mobile user, connecting the auto, the home and the enterprise, including the public safety market. Seamless mobility is our unique core competency and one that will continue to differentiate Motorola from our competitors over the next several years.

*	Net Cash = Cash and Cash Equivalents + Short-term Investments – Notes Payable and Current Portion of Long-term Debt – Long-term Debt – Trust Originated Preferred Securities (“TOPrS”)
**	Total Debt = Notes Payable and Current Portion of Long-term Debt + Long-term Debt + TOPrS

We are excited about the range of our new product offerings this year in our wireless handset, network infrastructure, broadband communications, semiconductor, automotive and government and public safety businesses, and we are optimistic about continued demand for our products.

We are in extremely competitive businesses and face new and established competitors regularly. In particular, our wireless handset business has experienced increased competition throughout 2003 and continuing in 2004. We continue to introduce compelling new products in order to remain a leading supplier.

The programs described below are designed to address some of the key challenges we face as we focus on increasing profitable sales and growing market share:

•	Improved Execution. We have various programs in place to accelerate our timely delivery of products with higher levels of quality that will result in increased levels of customer delight.

•	Improved Cost Structure. We will continue to focus on programs and operational efficiencies that drive down our fixed and discretionary costs. This includes minimizing the cost of poor quality, managing the costs of purchased materials and services through an improved procurement process, and improving the new product introduction process and engineering effectiveness throughout our business.

•	Improved Customer Focus. We are implementing new company-wide programs to further embrace our customers on both a strategic and tactical basis. We believe our customers, together with our employees, are the Company’s most important assets and must be treated as such every day.

•	Increased Brand Recognition. We are investing in the Motorola corporate brand as well as broadening our efforts for our consumer handset and broadband products. We believe this is critical to establish Motorola as the preeminent supplier of communications technology products and devices for the connected world.

•	Increased Investment in Our Long-Term Technology Portfolio. We are continuing to identify and resource our core competencies and disruptive technologies to ensure that we can continue to lead in our markets over the next decade.

We believe that we have the resources in place to drive further improvement on these initiatives through the remainder of 2004.

Results of Operations

(Dollars in millions, except per share amounts)	Three Months Ended				Nine Months Ended
	Oct 2, 2004	% of Sales	Sep 27, 2003	% of Sales	Oct 2, 2004	% of Sales	Sep 27, 2003	% of Sales
Net sales	$8,624		$6,829		$25,885		$19,035
Costs of sales	5,501	63.8%	4,507	66.0%	16,725	64.6%	12,729	66.9%

Gross margin	3,123	36.2%	2,322	34.0%	9,160	35.4%	6,306	33.1%

Selling, general and administrative expenses	1,271	14.8%	1,078	15.8%	3,736	14.5%	2,912	15.3%
Research and development expenditures	999	11.6%	941	13.8%	2,956	11.4%	2,839	14.9%
Reorganization of businesses	46	0.5%	44	0.6%	5	0.0%	65	0.3%
Freescale Semiconductor separation costs	19	0.2%	—	—	69	0.3%	—	—
Other charges (income)	70	0.8%	(4)	(0.1)%	9	0.0%	(74)	(0.4)%

Operating earnings	718	8.3%	263	3.9%	2,385	9.2%	564	3.0%

Other income (expense):
Interest expense, net	(53)	(0.6)%	(84)	(1.2)%	(180)	(0.7)%	(236)	(1.3)%
Gains on sales of investments and businesses, net	195	2.3%	31	0.4%	391	1.5%	338	1.8%
Minority Interest	(32)	(0.4)%	—	—	(46)	(0.2)%	—	—
Other	(101)	(1.2)%	(32)	(0.5)%	(107)	(0.4)%	(119)	(0.6)%

Total other income (expense)	9	0.1%	(85)	(1.3)%	58	0.2%	(17)	(0.1)%

Earnings before income taxes	727	8.4%	178	2.6%	2,443	9.4%	547	2.9%
Income tax expense	248	2.8%	62	0.9%	1,558	6.0%	143	0.8%

Net earnings	$479	5.6%	$116	1.7%	$885	3.4%	$404	2.1%

Diluted earnings per common share	$0.20		$0.05		$0.37		$0.17

Results of Operations—Three months ended October 2, 2004 compared to three months ended September 27, 2003

Net sales

Net sales were $8.6 billion in the third quarter of 2004, up 26% from $6.8 billion in the third quarter of 2003. Net sales increased in all six of the Company’s major segments in the third quarter of 2004 compared to the third quarter of 2003. The overall increase in net sales reflects: (i) a $988 million increase in net sales by the Personal Communications segment (“PCS”), reflecting a 15% increase in unit shipments and a 19% increase in average selling price (“ASP”), driven by strong sales of new products, (ii) a $254 million increase in net sales by the Global Telecom Solutions segment (“GTSS”), driven by a continued increase in spending by the segment’s wireless service provider customers and reflecting sales growth in all technologies and all regions, (iii) a $205 million increase in net sales by the Semiconductor Products segment (“SPS”), reflecting increased sales in all end-market user groups, particularly in automotive applications and in the wireless market, (iv) a $138 million increase in net sales by the Broadband Communications segment (“BCS”), primarily due to increased purchases of cable set-tops by cable operators and an increase in ASP due to a mix shift in digital set-top boxes towards higher-end products, (v) a $129 million increase in net sales by the Commercial, Government and Industrial Solutions segment (“CGISS”), reflecting increased spending by customers in both the segment’s government market, in response to global homeland security initiatives, and in the segment’s enterprise business, and (vi) a $124 million increase in net sales by the Integrated Electronic Systems segment (“IESS”), primarily due to increased sales in the automotive electronics market, particularly of telematics products, and additional sales resulting from the acquisition of Force Computers in the third quarter of 2004.

Gross margin

Gross margin was $3.1 billion, or 36.2% of net sales, in the third quarter of 2004, compared to $2.3 billion, or 34.0% of net sales, in the third quarter of 2003. All six of the Company’s major segments had a higher gross margin in the third quarter of 2004 compared to the third quarter of 2003, and four of the six major segments had a higher gross margin as a percentage of net sales. The improvement in gross margin as a percentage of net sales in these four segments was primarily due to increased net sales. In addition, the improvements in SPS reflected increased manufacturing capacity utilization and manufacturing efficiencies from prior cost-reduction actions, primarily facility closures, and the improvements in CGISS reflected a favorable product mix, due to a higher proportion of higher-margin subscriber sales, and supply-chain efficiencies. Gross margin as a percentage of net sales declined in IESS and BCS, primarily due to sales of new products carrying lower margins.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenditures were $1.3 billion, or 14.8% of net sales, in the third quarter of 2004, compared to $1.1 billion, or 15.8% of net sales, in the third quarter of 2003. General expenditures increased in the third quarter of 2004 compared to the third quarter of 2003, primarily due to an increase in employee incentive program accruals in all six major segments. Selling expenditures also increased, primarily due to: (i) increased selling and sales support expenditures in five of the six major segments, attributable to an increase in sales commissions resulting from the increase in net sales, (ii) increased advertising and promotions expenditures in PCS, and (iii) increased marketing expenditures in five of the six major segments.

Research and development expenditures

Research and development (“R&D”) expenditures were $999 million, or 11.6% of net sales, in the third quarter of 2004, compared to $941 million, or 13.8% of net sales, in the third quarter of 2003. As a percentage of net sales, R&D expenditures decreased in five of the Company’s six major segments, primarily due to the increase in sales. The slight increase in R&D expenditures was primarily due to: (i) increased developmental engineering expenditures by PCS, primarily due to new product offerings, and by CGISS, and (ii) increased expenditures in the Other Products segment, due to increased spending on developmental businesses and R&D projects. These increases were partially offset by decreased R&D expenditures by SPS, primarily due to cost-reduction actions.

Reorganization of businesses

Net reorganization of businesses charges in the third quarter of 2004 were $52 million, including $46 million reflected in the condensed consolidated statements of operations under Reorganization of Businesses and $6 million included in Costs of Sales. Included in the aggregate $52 million are $55 million of net charges for employee separation costs and income of $3 million related to fixed asset adjustments. The employee separation costs of $55 million include charges of $59 million, partially offset by reversals of accruals no longer needed of $4 million. The $4 million in reversals constitutes less than 1% of the Company’s $727 million in earnings before income taxes in the third quarter of 2004.

Net reorganization of businesses charges in the third quarter of 2003 were $43 million, including $44 million reflected in the condensed consolidated statements of operations under Reorganization of Businesses and a $1 million net reversal of accruals no longer needed included in Costs of Sales. Included in the aggregate $43 million are $71 million of charges and $28 million of reversals of accruals no longer needed. Both the charges of $71 million and the reversals of accruals no longer needed of $28 million are primarily related to employee separation programs. These charges and reversals are discussed in further detail in the “Reorganization of Businesses Charges” section below.

Freescale Semiconductor separation costs

In the third quarter of 2004, the Company incurred $19 million in costs relating to the separation of its semiconductor operations into Freescale Semiconductor, Inc. (“Freescale Semiconductor”). These incremental, non-recurring costs include third-party legal fees, transaction taxes, and costs for information technology and other services. As further described below under “Liquidity—Freescale Semiconductor, Inc.”, in July 2004, 32.5% of the total outstanding common stock of Freescale Semiconductor was sold for approximately $1.6 billion in an initial public offering (“IPO”). On November 9, 2004, Motorola announced that its remaining 67.5% equity interest in Freescale Semiconductor will be distributed to Motorola shareholders on December 2, 2004.

Other charges (income)

The Company recorded net charges of $70 million in Other Charges (Income) in the third quarter of 2004, compared to net income of $4 million in the third quarter of 2003. The net charges of $70 million in the third quarter of 2004 primarily consisted of a $67 million charge for impairment of goodwill. In light of the Company’s continued efforts to align its overall business structure with its seamless mobility strategy, a decision was made to pursue other alternatives, including the potential sale to a third party, with respect to a sensor business. In conjunction with this decision, a goodwill impairment test was performed resulting in the $67 million goodwill charge.

Net interest expense

Net interest expense was $53 million in the third quarter of 2004, compared to $84 million in the third quarter of 2003. Net interest expense in the third quarter of 2004 included interest expense of $96 million, partially offset by interest income of $43 million. Net interest expense in the third quarter of 2003 included interest expense of $110 million, partially offset by interest income of $26 million. The decrease in net interest expense in the third quarter of 2004 compared to the third quarter of 2003 is attributable to: (i) a reduction in total debt, (ii) higher interest rates earned on higher average cash balances, and (iii) additional benefits derived from favorable fixed-to-floating interest rate swaps.

Gains on sales of investments and businesses

Gains on sales of investments and businesses in the third quarter of 2004 were $195 million, compared to gains of $31 million in the third quarter of 2003. In the third quarter of 2004, the net gains were primarily related to: (i) a $122 million gain from the sale of 6 million of the Company’s shares in Nextel Communications, Inc., and (ii) a $68 million gain from the sale of 5.6 million of the Company’s shares in Nextel Partners, Inc. In the third quarter of 2003, the net gains were primarily related to: (i) a $17 million gain from the sale of a portion of the Company’s interest in ON Semiconductor, and (ii) additional gains from the sale of equity securities of other companies held for investment purposes.

Minority Interest

In the third quarter of 2004, the Company incurred a minority interest expense of $32 million. The $32 million expense primarily results from the sale of 32.5% of the total outstanding common stock of Freescale Semiconductor in an IPO during the third quarter of 2004. Motorola continues to own approximately 67.5% of Freescale Semiconductor’s common stock and, as a result, Freescale Semiconductor’s financial results continue to be consolidated into Motorola’s financial results. The expense of $32 million represents the portion of the net earnings of majority-owned entities that is attributable to their minority shareholders.

Other

The Company had net charges of $101 million classified as Other, as presented in Other Income (Expense), in the third quarter of 2004, compared to net charges of $32 million in the third quarter of 2003. Charges classified as Other in the third quarter of 2004 were primarily comprised of: (i) net charges of $81 million for costs related to debt redemption, (ii) investment impairment charges of $14 million, and (iii) foreign currency losses of $13 million, partially offset by $6 million of equity in net earnings of affiliated companies. Charges classified as Other in the third quarter of 2003 were primarily comprised of: (i) investment impairment charges of $19 million, and (ii) foreign currency losses of $19 million, partially offset by $6 million of equity in net earnings of affiliated companies.

Effective tax rate

The effective tax rate was 34% in the third quarter of 2004, representing a $248 million net tax expense, compared to an effective tax rate of 35%, representing a $62 million net tax expense, in the third quarter of 2003.

The Company’s effective tax rate in the third quarter of 2004 was significantly impacted by: (i) the reversal of $38 million of previously-accrued income taxes as the result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits, (ii) the recording of non-deductible costs relating to the Freescale Semiconductor separation, and (iii) the recording of non-deductible charges for the impairment of goodwill related to a sensor business. The Company’s tax rate for the third quarter of 2004, excluding the above items, would have been 35%.

The Company continues to expect the effective tax rate for the full year 2004 to be approximately 35%, excluding the non-cash tax charge for Freescale Semiconductor’s deferred tax valuation allowance and the reversal of previously-accrued income taxes.

Earnings

The Company had earnings before income taxes of $727 million in the third quarter of 2004, compared with earnings before income taxes of $178 million in the third quarter of 2003. After taxes, the Company had earnings of $479 million, or $0.20 per diluted share, in the third quarter of 2004, compared with net earnings of $116 million, or $0.05 per diluted share, in the third quarter of 2003.

The $549 million increase in earnings before income taxes in the third quarter of 2004 compared to the third quarter of 2003 is primarily attributed to: (i) an $801 million increase in gross margin, primarily due to a $1.8 billion increase in total net sales, as well as improved manufacturing utilization rates and manufacturing efficiencies in SPS and a favorable product mix and supply-chain efficiencies in CGISS, (ii) a $164 million increase in gains on sales of investments and businesses, primarily due to the gain on the sale of shares of Nextel Communications, Inc. and Nextel Partners, Inc., and (iii) a $31 million decrease in net interest expense. These improvements in earnings before income taxes were partially offset by: (i) a $193 million increase in SG&A expenditures, which was primarily driven by an increase in employee incentive program accruals, an increase in sales commissions resulting from the increase in net sales, increased advertising and promotions expenditures in PCS, and increased marketing expenditures, (ii) a $74 million increase in Other Charges, primarily due to a $67 million charge for impairment of goodwill related to a sensor business, (iii) a $69 million increase in charges classified as Other, primarily due to net charges of $81 million for costs related to debt redemption, partially offset by a reduction in foreign currency losses and investment impairment charges, (iv) a $58 million increase in R&D expenditures, due primarily to the increase in developmental engineering expenditures by PCS and CGISS, (v) a minority interest expense of $32 million, primarily representing the portion of the net earnings of Freescale Semiconductor that is attributable to its minority shareholders, and (vi) $19 million in costs associated with the separation of the Company’s semiconductor operations into Freescale Semiconductor.

Results of Operations—Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

Net sales

Net sales were $25.9 billion in the first nine months of 2004, up 36% from $19.0 billion in the first nine months of 2003. Net sales increased in all six of the Company’s major segments in the first nine months of 2004 compared to the first nine months of 2003. The overall increase in net sales reflects: (i) a $4.2 billion increase in net sales by PCS, reflecting a 37% increase in unit shipments and a 17% increase in ASP, driven primarily by strong sales of new products, (ii) a $1.0 billion increase in net sales by GTSS, driven by a continued increase in spending by the segment’s wireless service provider customers and reflecting sales growth in all technologies and all regions, (iii) a $796 million increase in net sales by SPS, reflecting increased net sales in all end-market groups, particularly in the wireless and networking markets, (iv) a $414 million increase in net sales by CGISS, reflecting increased net sales in all regions and increased spending by customers in both the segment’s government market, in response to global homeland security initiatives, and in the segment’s enterprise business, (v) a $397 million increase in net sales by IESS, primarily due to increased sales in the automotive electronics market, particularly of telematic products, and increased sales of portable energy storage products, reflecting the success of the Company’s wireless handset business, and (vi) a $342 million increase in net sales by BCS, primarily due to increased purchases of cable set-tops by cable operators and an increase in ASP due to a mix shift in digital set-top boxes towards higher-end products and an increase in retail sales.

Gross margin

Gross margin was $9.2 billion, or 35.4% of net sales, in the first nine months of 2004, compared to $6.3 billion, or 33.1% of net sales, in the first nine months of 2003. All six of the Company’s major segments had a higher gross margin in the first nine months of 2004 compared to the first nine months of 2003, and five of the six major segments had a higher gross margin as a percentage of net sales. The improvement in gross margin as a percentage of net sales in these five segments was primarily due to increased net sales. In addition, the improvements in SPS reflected increased manufacturing capacity utilization and manufacturing efficiencies from prior cost-reduction actions, primarily facility closures, and the improvements in CGISS reflected a favorable product mix, due to a higher proportion of higher-margin subscriber sales, and supply-chain efficiencies. Gross margin as a percentage of net sales decreased in BCS, primarily due to sales of new products carrying lower margins.

Selling, general and administrative expenses

SG&A expenditures were $3.7 billion, or 14.5% of net sales, in the first nine months of 2004, compared to $2.9 billion, or 15.3% of net sales, in the first nine months of 2003. General expenditures increased in the first nine months of 2004 compared to the first nine months of 2003, primarily due to an increase in employee incentive program accruals in all six major segments. Selling expenditures also increased, primarily due to: (i) increased selling and sales support expenditures in five of the six major segments, attributable to an increase in sales commissions resulting from the increase in net sales, (ii) increased advertising and promotions expenditures in PCS, and (iii) increased marketing expenditures in all six of the major segments.

Research and development expenditures

R&D expenditures were $3.0 billion, or 11.4% of net sales, in the first nine months of 2004, compared to $2.8 billion, or 14.9% of net sales, in the first nine months of 2003. As a percentage of net sales, R&D expenditures decreased in five of the Company’s six major segments, primarily due to the increase in net sales. The increase in R&D expenditures was primarily due to: (i) increased developmental engineering expenditures by PCS, primarily due to new product offerings, and by CGISS, and (ii) increased expenditures in the Other Products segment, due to increased spending on developmental businesses and R&D projects. These increases were partially offset by decreased R&D expenditures by: (i) SPS, primarily due to cost-reduction actions, and (ii) GTSS, primarily due to improved engineering efficiencies.

Reorganization of businesses

Net reorganization of businesses charges in the first nine months of 2004 were $7 million, including $5 million reflected in the condensed consolidated statements of operations under Reorganization of Businesses and $2 million included in Costs of Sales. Included in the aggregate $7 million are $18 million of net charges for employee separation and income of $11 million related to fixed asset adjustments. The employee separation costs of $18 million include charges of $59 million, partially offset by reversals of accruals no longer needed of $41 million. The $41 million in reversals constitutes less than 2% of the Company’s $2.4 billion in earnings before income taxes in the first nine months of 2004.

Net reorganization of businesses charges in the first nine months of 2003 were $53 million, including $65 million reflected in the condensed consolidated statements of operations under Reorganization of Businesses and $12 million in net reversals of accruals no longer needed included in Costs of Sales. Included in the aggregate $53 million are $225 million of charges and $172 million of reversals for accruals no longer needed. Both the charges of $225 million and the reversals of accruals no longer needed of $172 million are primarily related to employee separation programs. These charges and reversals are discussed in further detail in the “Reorganization of Businesses Charges” section below.

Freescale Semiconductor separation costs

In the first nine months of 2004, the Company incurred $69 million in costs relating to the separation of its semiconductor product business into Freescale Semiconductor, Inc. These incremental, non-recurring costs include third-party legal fees, transaction taxes, and costs for information technology and other services. As further described below under “Liquidity—Freescale Semiconductor, Inc.,” in July 2004, 32.5% of the total outstanding common stock of Freescale Semiconductor was sold for approximately $1.6 billion in an IPO. On November 9, 2004, Motorola announced that its remaining 67.5% equity interest in Freescale Semiconductor will be distributed to Motorola shareholders on December 2, 2004.

Other charges (income)

The Company recorded net charges of $9 million in Other Charges (Income) in the first nine months of 2004, compared to net income of $74 million in the first nine months of 2003. The net charges of $9 million in the first nine months of 2004 primarily consisted of: (i) a $67 million charge for impairment of goodwill related to a sensor business, and (ii) $19 million of charges for in-process research and development related to the acquisitions of Quantum Bridge and Force Computers, partially offset by: (i) $52 million in income from the reversal of reserves for previously-received incentives related to impaired semiconductor facilities, and (ii) $21 million in income from the reversal of financing receivable reserves due to the partial collection of a previously-uncollected receivable. The income of $74 million in the first nine months of 2003 was primarily comprised of: (i) $59 million in income due to the reassessment of remaining reserve requirements as a result of a litigation settlement with the Chase Manhattan Bank regarding Iridium, (ii) $33 million in income from the sale of assets related to the Iridium program that had been previously written down, and (iii) $7 million in income from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims, partially offset by a $32 million charge for in-process research and development related the acquisition of Winphoria Networks, Inc.

Net interest expense

Net interest expense was $180 million in the first nine months of 2004, compared to $236 million in the first nine months of 2003. Net interest expense in the first nine months of 2004 included interest expense of $291 million, partially offset by interest income of $111 million. Net interest expense in the first nine months of 2003 included interest expense of $335 million, partially offset by interest income of $99 million. The decrease in net interest expense in the first nine months of 2004 compared to the first nine months of 2003 is attributable to: (i) a reduction in total debt, (ii) higher interest rates earned on higher average cash balances, and (iii) additional benefits derived from favorable fixed-to-floating interest rate swaps.

Gains on sales of investments and businesses

Gains on sales of investments and businesses in the first nine months of 2004 were $391 million, compared to gains of $338 million in the first nine months of 2003. In the first nine months of 2004, the net gains were primarily related to: (i) a $130 million gain from the sale of the Company’s remaining investment in Broadcom Corporation, (ii) a $122 million gain from the sale of 6 million of the Company’s shares in Nextel Communications, Inc., (iii) a $68 million gain from the sale of 5.6 million of the Company’s shares in Nextel Partners, Inc., and (iv) a $41 million gain from the sale of a portion of the Company’s investment in Semiconductor Manufacturing International Corporation. In the first nine months of 2003, the gains primarily resulted from the sale of 25 million of the Company’s shares in Nextel Communications, Inc.

Minority Interest

In the first nine months of 2004, the Company incurred a minority interest expense of $46 million. The $46 million expense primarily results from the sale of 32.5% of the total outstanding common stock of Freescale Semiconductor in an IPO during the third quarter of 2004. Motorola continues to own approximately 67.5% of Freescale Semiconductor’s common stock and, as a result, Freescale Semiconductor’s financial results continue to be consolidated into Motorola’s financial results. The expense of $46 million represents the portion of the net earnings of majority-owned entities that is attributable to their minority shareholders.

Other

The Company had net charges of $107 million classified as Other, as presented in Other Income (Expense), in the first nine months of 2004, compared to net charges of $119 million in the first nine months of 2003. Charges classified as Other in the first nine months of 2004 were primarily comprised of: (i) net charges of $95 million for costs related to the redemption of TOPrSSM and debt, (ii) foreign currency losses of $32 million, and (iii) $23 million in investment impairment charges, partially offset by: (i) $20 million in income related to the recovery of a previously-impaired debt holding in a European cable operator, and (ii) $17 million of equity in net earnings of affiliated companies. Charges classified as Other in the first nine months of 2003 were primarily comprised of: (i) $78 million in investment charges, partially comprised of a $29 million charge to write down to zero the Company’s debt holding in a European cable operator, and (ii) foreign currency losses of $59 million, partially offset by $18 million of equity in net earnings of affiliated companies.

Effective tax rate

The effective tax rate was 64% in the first nine months of 2004, representing a $1.6 billion net tax expense, compared to an effective tax rate of 26%, representing a $143 million net tax expense, in the first nine months of 2003.

The Company’s effective tax rate in the first nine months of 2004 was significantly impacted by: (i) the recording of an $898 million non-cash tax charge for the establishment of a valuation reserve on Freescale Semiconductor’s net deferred tax assets, (ii) the reversal of $235 million of previously-accrued income taxes as the result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits, (iii) the recording of non-deductible costs relating to the Freescale Semiconductor separation, (iv) the recording of non-deductible charges related to the acquisitions of Quantum Bridge and Force Computers and (v) the recording of non-deductible charges for the impairment of goodwill related to a sensor business. The Company’s tax rate for the first nine months of 2004, excluding the above items, would have been 35%. The Company’s tax rate for the first nine months of 2003, excluding tax reversals and impact from non-deductible acquisition charges, would have been 35%.

Earnings

The Company had earnings before income taxes of $2.4 billion in the first nine months of 2004, compared to earnings before income taxes of $547 million in the first nine months of 2003. After taxes, the Company had net earnings of $885 million, or $0.37 per diluted share, in the first nine months of 2004, compared to net earnings of $404 million, or $0.17 per diluted share, in the first nine months of 2003.

The $1.9 billion increase in earnings before income taxes in the first nine months of 2004 compared to the first nine months of 2003 is primarily attributed to: (i) a $2.9 billion increase in gross margin, primarily due to a $6.9 billion increase in total net sales, as well as improved manufacturing utilization rates and manufacturing efficiencies in SPS, and a favorable product mix and supply-chain efficiencies in CGISS, (ii) a $60 million decrease in reorganization of business charges, (iii) a $56 million decrease in net interest expense, (iv) a $53 million increase in gains on sales of investments and businesses, and (v) a $12 million decrease in charges classified as Other, primarily due to: (a) a reduction in foreign currency losses and investment impairment charges, and (b) $20 million in income related to the recovery of a previously-impaired debt holding in a European cable operator, partially offset by net charges of $95 million related to the redemption of TOPrS and debt. These improvements in earnings before income taxes were partially offset by: (i) an $824 million increase in SG&A expenditures, which was primarily driven by an increase in employee incentive program accruals, an increase in sales commissions resulting from the increase in net sales, increased advertising and promotions expenditures in PCS, and increased marketing expenditures, (ii) a $117 million increase in R&D expenditures, due primarily to the increase in developmental engineering expenditures by PCS and CGISS, partially offset by decreased R&D expenditures by SPS and GTSS, (iii) an $83 million increase in Other Charges, primarily due to a $67 million charge for impairment of goodwill related to a sensor business, (iv) $69 million in costs associated with the separation of the Company’s semiconductor operations into Freescale Semiconductor, and (v) a minority interest expense of $46 million, primarily representing the portion of the net earnings of Freescale Semiconductor that is attributable to its minority shareholders.

Reorganization of Businesses Charges

The Company records provisions for employee separation costs and exit costs when they are probable and estimable based on estimates prepared at the time a restructuring plan is approved by management. Employee separation costs consist primarily of ongoing termination benefits, principally severance payments. Exit costs primarily consist of future minimum lease payments on vacated facilities and facility closure costs. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals to income when it is determined they are no longer required.

2004 Charges

Three months ended October 2, 2004

During the three months ended October 2, 2004, the Company committed to productivity improvement plans aimed at improving the ability of the Company to meet customer demands and reduce operating costs. The productivity plans are designed to adjust the Company’s workforce to align it with the Company’s focus on seamless mobility and to eliminate positions in its corporate functions in connection with the expected distribution of the Company’s remaining equity interest in its subsidiary, Freescale Semiconductor, to its stockholders on December 2, 2004. As a result of these plans, the Company recorded net charges of $52 million, of which $6 million was included in Costs of Sales and $46 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations.

Included in the aggregate $52 million net charge are $55 million of charges for employee separation costs and income of $3 million related to fixed asset adjustments. The employee separation costs consisted of $59 million of charges impacting 900 employees. Businesses impacted by these plans include the Commercial, Government and Industrial Solutions segment, the Integrated Electronic Systems segment and the Broadband Communications segment, as well as various corporate functions. These charges were offset by reversals of $4 million for reserves no longer needed.

The Company expects to realize cost-saving benefits of approximately $5 million for the third and fourth quarters of 2004 from these plans implemented in the third quarter, representing $1 million of savings in Costs of Sales, $1 million of savings in Research and Development (“R&D”) expenditures, and $3 million of savings in Selling, General and Administrative (“SG&A”) expenditures. Beyond 2004, the Company expects the plans implemented in the third quarter to provide annualized cost savings of approximately $79 million, representing $25 million of savings in Costs of Sales, $22 million of savings in R&D expenditures, and $32 million of savings in SG&A expenditures.

Nine months ended October 2, 2004

For the nine months ended October 2, 2004, the Company recorded net charges of $7 million, of which $2 million was included in Costs of Sales and $5 million was recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations.

Included in the aggregate $7 million net charge are $18 million of net charges for employee separation and income of $11 million related to fixed asset adjustments. The net charges consisted of $59 million of employee separation charges related to plans previously discussed, offset by reversals of $41 million for employee separation and exit cost reserves no longer needed.

Reorganization of Businesses Charges—by Segment

The following table displays the employee separation and exit cost reserve net charges (reversals) by segment for the three months and nine months ended October 2, 2004:

Segment	Three Months Ended October 2, 2004	Nine Months Ended October 2, 2004
Personal Communications	$2	$(9)
Semiconductor Products	—	(3)
Global Telecom Solutions	1	(4)
Commercial, Government and Industrial Solutions	11	7
Integrated Electronic Systems	16	16
Broadband Communications	2	(4)
Other Products	—	—

	32	3
General Corporate	23	15

	$55	$18

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs and employee separation costs from January 1, 2004 to October 2, 2004:

	Accruals at January 1, 2004	2004 Additional Charges	2004 Adjustments	2004 Amount Used	Accruals at October 2, 2004
Exit costs – lease terminations	$143	$—	$(5)	$(34)	$104
Employee separation costs	149	59	(30)	(94)	84

	$292	$59	$(35)	$(128)	$188

Exit Costs – Lease Terminations

At January 1, 2004, the Company had an accrual of $143 million for exit costs. The 2004 adjustments of $(5) million represent reversals of $11 million for accruals no longer needed, partially offset by a $6 million translation adjustment. The $34 million used in 2004 reflects cash payments. The remaining accrual of $104 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represents future cash payments for lease termination obligations which will extend over several years.

Employee Separation Costs

At January 1, 2004, the Company had an accrual of $149 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2004 additional charges of $59 million represent additional costs for approximately an additional 900 employees. The adjustments of $30 million represent reversals of accruals no longer needed.

During the nine months ended October 2, 2004, approximately 2,200 employees were separated from the Company. The $94 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $84 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, is expected to be paid to approximately 1,000 separated employees.

2003 Charges

Three months ended September 27, 2003

For the three months ended September 27, 2003, the Company recorded net charges of $43 million, of which $1 million of net reversals was included in Costs of Sales and $44 million of net charges were recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations.

Included in the aggregate $43 million net charge are $71 million of charges and $28 million of reversals for accruals no longer needed. The charges consisted primarily of: (i) $33 million in the Semiconductor Products segment, primarily for segment-wide employee separation costs; (ii) $21 million in the Personal Communications segment, for the impairment of assets classified as held-for-sale related to the announced exit of certain manufacturing activities in Germany, management’s decision to sell a manufacturing facility in Mexico and segment-wide employee separation costs; and (iii) $17 million in the Integrated Electronic Systems and Commercial, Government and Industrial Solutions segments for employee separation costs. These charges were offset by reversals of $28 million, primarily for unused accruals relating to previously-expected employee separation costs across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges (reversals) incurred by segment for the three months ended September 27, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(1)	$9	$10	$18
Semiconductor Products	—	33	(12)	21
Global Telecom Solutions	—	(6)	—	(6)
Commercial, Government and Industrial Solutions	(1)	7	—	6
Integrated Electronic Systems	—	10	—	10
Broadband Communications	—	—	—	—
Other Products	(1)	(2)	—	(3)

	(3)	51	(2)	46
General Corporate	(1)	(2)	—	(3)

	$(4)	$49	$(2)	$43

Nine months ended September 27, 2003

For the nine months ended September 27, 2003, the Company recorded net charges of $53 million, of which $12 million of net reversals were included in Costs of Sales and $65 million of net charges were recorded under Reorganization of Businesses in the Company’s condensed consolidated statements of operations.

The aggregate $53 million net charge is comprised of $225 million of charges and $172 million of reversals for accruals no longer needed. These charges consisted primarily of: (i) $110 million in the Semiconductor Products segment, primarily for segment wide employee separation costs, impairment of an Austin, Texas manufacturing site and impairment of equipment classified as held-for-sale, (ii) $38 million in the Commercial, Government and Industrial Solutions segment for employee separation costs, (iii) $32 million in General Corporate, primarily for the impairment of assets classified as held-for-sale, and (iv) $25 million in the Personal Communications segment for the impairment of assets classified as held-for-sale related to the announced exit of certain manufacturing activities in Germany, management’s decision to sell a manufacturing facility in Mexico and segment-wide employee separation costs. The $225 million of charges were partially offset by reversals of previous accruals of $172 million, consisting primarily of: (i) $98 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $49 million, primarily for assets which the Company intends to use that were previously classified as held-for-sale, as well as for reserves previously established to cover decommissioning costs which are no longer needed due to the sale of the facility in the Semiconductor Products segment, and (iii) $25 million for exit cost accruals no longer required across all segments.

Reorganization of Businesses Charges—by Segment

The following table displays the net charges (reversals) incurred by segment for the nine months ended September 27, 2003:

Segment	Exit Costs	Employee Separations	Asset Writedowns	Total
Personal Communications	$(2)	$(2)	$3	$(1)
Semiconductor Products	(6)	44	21	59
Global Telecom Solutions	(3)	(23)	(6)	(32)
Commercial, Government and Industrial Solutions	(3)	27	—	24
Integrated Electronic Systems	(1)	(2)	—	(3)
Broadband Communications	2	(6)	(4)	(8)
Other Products	(3)	5	—	2

	(16)	43	14	41
General Corporate	(7)	(3)	22	12

	$(23)	$40	$36	$53

Reorganization of Businesses Accruals

The following table displays a rollforward of the accruals established for exit costs from January 1, 2003 to September 27, 2003:

	Accruals at January 1, 2003	2003 Additional Charges	2003 Adjustments	2003 Amount Used	Accruals at September 27, 2003
Exit costs – lease terminations	$217	$2	(25)	$(45)	$149
Employee separation costs	419	138	(98)	(328)	131

	$636	$140	$(123)	$(373)	$280

Exit Costs – Lease Terminations

The 2003 adjustments of $25 million primarily represent exit cost accruals across all segments which are no longer required. The $45 million used in 2003 reflects cash payments of $40 million and non-cash utilization of $5 million. The remaining accrual of $149 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets at September 27, 2003. Of this amount, $40 million has been paid through October 2, 2004.

Employee Separation Costs

At January 1, 2003, the Company had an accrual of $419 million for employee separation costs, representing the severance costs for approximately 7,200 employees. The 2003 additional charges of $138 million represent the severance costs for approximately an additional 2,800 employees. The adjustments of $98 million represent reversals of accruals no longer needed.

During the nine months ended September 27, 2003, approximately 6,600 employees were separated from the Company. The $328 million used in 2003 reflects cash payments of $322 million and non-cash utilization of $6 million to these separated employees. The remaining accrual of $131 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets at September 27, 2003. Of this amount, $70 million has been paid through October 2, 2004.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At October 2, 2004, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $10.8 billion, compared to $7.9 billion at December 31, 2003 and $7.1 billion at September 27, 2003. On October 2, 2004, $4.2 billion of this amount was held in the U.S. and $6.6 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

Operating Activities

In the first nine months of 2004, the Company generated positive cash flow from operations of $3.1 billion, compared to $1.9 billion generated in the first nine months of 2003. The primary contributors to cash flow from operations in the first nine months of 2004 were: (i) net earnings, adjusted for non-cash items, of $2.8 billion,

(ii) a net increase of $1.8 billion in accounts payable and accrued liabilities, primarily attributed to increases in accounts payable, customer incentive reserves and deferred compensation, which is due to the increase in employee inventive program accruals, and (iii) a decrease in other net operating assets of $274 million. These positive contributors to operating cash flow were partially offset by: (i) a $917 million increase in accounts receivable, (ii) a $393 million increase in other current assets, and (iii) a $385 million increase in inventories.

Accounts Receivable: The Company’s net accounts receivable were $5.4 billion at October 2, 2004, compared to $4.4 billion at December 31, 2003 and $3.9 billion at September 27, 2003. The Company’s days sales outstanding (DSO), excluding net long-term finance receivables, were 56.0 days at October 2, 2004, compared to 49.8 days at December 31, 2003 and 50.8 days at September 27, 2003. The increases in net accounts receivable and DSO at October 2, 2004 compared to September 27, 2003 were primarily due to higher net sales late in the third quarter of 2004 than late in the third quarter of 2003. Improved receivables management remains a priority of the Company.

Inventory: The Company’s net inventory was $3.2 billion at October 2, 2004, compared to $2.8 billion at December 31, 2003 and $2.7 billion at September 27, 2003. The Company’s inventory turns improved to 7.6 at October 2, 2004, compared to 6.3 at December 31, 2003 and 6.2 at September 27, 2003. The increase in inventory balance is primarily due to an increase by PCS, attributable to normal seasonal fluctuation to support increased fourth-quarter demand. The increase in inventory turns is evidence of benefits from the Company’s continued focus on inventory and supply-chain management processes. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers with the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Reorganization of Business: The Company is committed to productivity improvement plans aimed at improving the ability of the Company to meet customer demands and reduce operating costs. The Company has implemented plans designed to adjust our workforce to align it with the Company’s focus on seamless mobility. Cash payments for exit costs and employee separations in connection with the Company’s various plans were $128 million in the first nine months of 2004, compared to $362 million in the first nine months of 2003. Of the remaining $188 million of reorganization of business accruals at October 2, 2004, $84 million relates to employee separation costs, the majority of which are expected to be paid by the end of the first quarter of 2005, and $104 million relates to exit costs, primarily for lease termination obligations, and will result in future cash payments that will extend over several years.

Pension Plan Contributions: A cash contribution of $100 million was made to the U.S. regular pension plan during the third quarter of 2004, bringing the total contribution in 2004 to $150 million. The Company expects to make a total cash contribution of $200 million to this plan during 2004.

Investing Activities

The most significant components of the Company’s investing activities include: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.

Net cash used for investing activities was $246 million for the first nine months of 2004, as compared to $217 million used in the first nine months of 2003. The $29 million increase in cash used for investing activities in the first nine months of 2004, compared to the first nine months of 2003, was primarily due to: (i) a $215 million increase in capital expenditures, and (ii) a $46 million increase in cash used for acquisitions and investments, net of cash assumed, partially offset by: (i) a $207 million increase in proceeds received from the sale of investments and businesses, (ii) a $20 million increase in proceeds received from dispositions of property, plant and equipment, and (iii) a $5 million decrease in the purchases of short-term investments.

Capital Expenditures: Capital expenditures in the first nine months of 2004 were $700 million, compared to $485 million in the first nine months of 2003. The increase in capital expenditures primarily reflects increased capital spending by the Semiconductor Products segment, which continues to make focused, strategic capital investments to ensure adequate internal and external capacity.

Strategic Acquisitions and Investments: Cash used by the Company for acquisitions and new investment activities was $297 million in the first nine months of 2004, compared to $251 million used in the first nine months of 2003. The cash used in the first nine months of 2004 was primarily: (i) $121 million, net of cash assumed, for the acquisition of Force Computers, a worldwide designer and supplier of open, standards-based and custom embedded computing solutions, acquired by the Integrated Electronic Systems segment, (ii) for the acquisition of Quantum Bridge Communications, Inc., a leading provider of fiber-to-the-premises (“FTTP”) solutions, acquired by the Broadband Communications segment, (iii) for the acquisition of the remaining interest of Appeal Telecom of Korea, a leading designer of CDMA handsets for the global market, acquired by the Personal Communications segment, and (iv) for the transfer of cash as part of a strategic relationship with Semiconductor Manufacturing International Corporation (“SMIC”). In addition to the cash, the Company transferred a wafer fabrication facility in Tianjin, China in exchange for SMIC shares. The cash used in the first nine months of 2003 was primarily: (i) $179 million for the acquisition of Winphoria Networks, Inc., a core infrastructure provider of next-generation packet-based mobile switching centers for wireless networks, acquired by the Global Telecom Solutions segment, and (ii) for the acquisition of the remaining outstanding shares of Next Level Communications, Inc.

Sales of Investments and Businesses: The Company received $598 million in proceeds from the sales of investments and businesses in the first nine months of 2004, compared to proceeds of $391 million in the first nine months of 2003. The proceeds generated in the first nine months of 2004 were primarily: (i) $216 million from the sale of the Company’s remaining shares of Broadcom Corporation, (ii) $141 million from the sale of 6 million of the Company’s shares of Nextel Communications, Inc., (iii) $100 million from the sale of a portion of the Company’s shares of SMIC, and (iv) $77 million from the sale of 5.6 million of the Company’s shares of Nextel Partners, Inc. The proceeds generated in the first nine months of 2003 were primarily from the sale of 25 million shares of Nextel Communications, Inc. for approximately $335 million in gross proceeds.

Short-Term Investments: At October 2, 2004, the Company had $152 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $139 million at December 31, 2003 and $75 million at September 27, 2003.

Available-For-Sale Securities: In addition to available cash and cash equivalents, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At October 2, 2004, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.5 billion, which represented a cost basis of $665 million and an unrealized net gain of $1.9 billion. At December 31, 2003, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.9 billion, which represented a cost basis of $500 million and an unrealized net gain of $2.4 billion.

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

Net cash provided by financing activities was $45 million in the first nine months of 2004, compared to net cash used for financing activities of $1.1 billion in the first nine months of 2003. Cash provided by financing activities in the first nine months of 2004 was primarily from: (i) net proceeds of $1.6 billion to Freescale Semiconductor, Inc. (“Freescale Semiconductor”) from the initial public offering (“IPO”) of approximately 32.5% of the total common shares of Freescale Semiconductor, (ii) net proceeds of $1.2 billion to Freescale Semiconductor from the issuance of debt by Freescale Semiconductor at the same time as the IPO, and (iii) proceeds of $302 million from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan. This cash provided by financing activities was partially offset by: (i) $1.5 billion to redeem all outstanding 6.75% Notes due 2006 (the “2006 Notes”) in July 2004, (ii) $500 million to redeem all outstanding Trust Originated Preferred Securities (the “TOPrS”) in March 2004, (iii) $500 million to repay, at maturity, all outstanding 6.75% Debentures due 2004 in June 2004, (iv) $202 million to redeem a portion of the 7.60% Notes due 2007 (the “2007 Notes”) in July 2004, (v) $113 million to complete the open market repurchase of a portion of the 6.50% Debentures due 2028 (the “2028 Debentures”) in August 2004, and (vi) $283 million to pay dividends.

Net cash used for financing activities in the first nine months of 2003 was primarily used: (i) to repay $950 million of debt (including commercial paper), mainly reflecting the redemption of all of the Company’s $825 million of Puttable Reset Securities (“PURS”)sm in the first quarter of 2003, and (ii) to pay dividends of $278 million, partially offset by proceeds of $79 million from the issuance of common stock in connection with the Company’s employee stock option plan and employee stock purchase plan.

Short-term Debt: At October 2, 2004, the Company’s outstanding notes payable and current portion of long-term debt was $336 million, compared to $896 million at December 31, 2003 and $1.2 billion at September 27, 2003. The decrease in short-term debt compared to December 31, 2003 is primarily due to the repayment, at maturity, of the $500 million of 6.75% Debentures due 2004. At October 2, 2004, the Company had $300 million of outstanding commercial paper, compared to $304 million at December 31, 2003 and $504 million at September 27, 2003. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2004.

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

Long-term Debt: At October 2, 2004, the Company had outstanding long-term debt of $6.3 billion, compared to $6.7 billion at December 31, 2003 and $7.2 billion at September 27, 2003. As further described below under “Redemptions and Repurchases of Outstanding Securities in 2004”, the Company repurchased and cancelled $1.7 billion of its outstanding long-term debt during the third quarter of 2004.

$1.25 Billion of Long-Term Debt Issued by Freescale Semiconductor in July 2004: As further described below under “Freescale Semiconductor, Inc.”, in July 2004, Freescale Semiconductor, a majority-owned subsidiary of the Company, issued senior debt securities in an aggregate principal amount of $1.25 billion. The debt securities consisted of $400 million of Floating Rate Notes due 2009, $350 million of 6.875% Notes due 2011 (the “2011 Notes”) and $500 million of 7.125% Notes due 2014 (the “2014 Notes”). Shortly after the offering, Freescale Semiconductor entered into interest rate swaps to change the characteristics of the interest rate payments on the 2011 Notes and the 2014 Notes from fixed-rate payments to short-term LIBOR-based variable rate payments.

Remarketing of Senior Note Component of MEUs in August 2004: In August 2004, pursuant to the terms of the 7.00% Equity Security Units (the “MEUs”), the $1.2 billion of 6.50% Senior Notes due 2007 (the “2007

MEU Notes”) that comprised a portion of the MEUs were remarketed to a new set of holders. In connection with the remarketing, the interest rate on the 2007 MEU Notes was reset to 4.608%. None of the other terms of the 2007 MEU Notes were changed. Shortly after the remarketing, the Company entered into interest rate swaps to change the characteristics of the interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments.

Redemptions and Repurchases of Outstanding Securities in 2004

$500 Million of TOPrS: In March 2004, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company (the “Trust”), redeemed all outstanding TOPrS. In February 1999, the Trust sold 20 million TOPrS to the public for an aggregate offering price of $500 million. The Trust used the proceeds from that sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 (the “Subordinated Debentures”) from the Company with the same payment terms as the TOPrS. The sole assets of the Trust were the Subordinated Debentures. Historically, the TOPrS have been reflected as “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company-Guaranteed Debentures” in the Company’s consolidated balance sheets. On March 26, 2004, all outstanding TOPrS were redeemed for an aggregate redemption price of $500 million plus accrued interest. No TOPrS or Subordinated Debentures remain outstanding.

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

$500 Million of 5-Year Notes due 2004: In June 2004, the Company repaid, at maturity, all of the $500 million aggregate principal amount outstanding of its 6.75% Debentures due 2004.

$182 Million of 15-Year Notes due 2007: On July 26, 2004, the Company commenced a cash tender offer for any and all of the $300 million aggregate principal amount outstanding of its 7.60% Notes due 2007 (the “2007 Notes”). The tender offer expired on August 5, 2004 and an aggregate principal amount of approximately $182 million of 2007 Notes was validly tendered. On August 10, 2004, the Company repurchased the validly tendered 2007 Notes for an aggregate purchase price of approximately $202 million. This debt was repurchased with proceeds distributed to the Company by Freescale Semiconductor.

$1.4 Billion of 5-Year Notes due 2006: On July 26, 2004, the Company called for the redemption of all of the $1.4 billion aggregate principal amount outstanding of its 6.75% Notes due 2006 (the “2006 Notes”). All of the 2006 Notes were redeemed on August 26, 2004 for an aggregate purchase price of approximately $1.5 billion. This debt was redeemed partially with proceeds distributed to the Company by Freescale Semiconductor and partially with available cash balances.

$110 Million of 30-Year Notes due 2028: In addition, on August 26, 2004, the Company completed the open market purchase of $110 million of the $409 million aggregate principal amount outstanding of its 6.50% Debentures due 2028 (the “2028 Debentures”). The $110 million principal amount of 2028 Debentures was purchased for an aggregate purchase price of approximately $113 million.

Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

$1.2 Billion of Proceeds from the Sale of Stock Pursuant to Equity Security Units During Fourth Quarter 2004: The Company sold $1.2 billion of 7.00% Equity Security Units (the “MEUs”) during the fourth quarter of 2001. On November 16, 2004, the holders of the MEUs are obligated to pay the Company $1.2 billion to purchase shares of the Company’s common stock. Pursuant to the terms of the MEUs, the price per share paid by the holders of the MEUs is based on the applicable market value of the Company’s common stock at the purchase date, but the effective purchase price per share will not be any lower than $17.28 per share nor any higher than $21.08 per share. The gross proceeds to the Company in connection with this purchase will be $1.2 billion and the total number of shares of the Company’s common stock sold to the holders of the MEUs will be between 56.9 million and 69.4 million shares.

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

Name of Rating Agency	Long-Term Debt		Commercial Paper	Date of Last Action
	Rating	Outlook
S&P	BBB	positive	A-2	August 2, 2004
Moody’s	Baa3	positive	P-3	July 21, 2004
Fitch	BBB	positive	F-2	August 17, 2004

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

Credit Facilities

At October 2, 2004, the Company’s total domestic and non-U.S. credit facilities totaled $3.1 billion, of which $131 million was considered utilized. These facilities are principally comprised of: (i) a $1.0 billion three-year revolving domestic credit facility (maturing in May 2007), which is not utilized, and (ii) $2.1 billion of non-U.S. credit facilities (of which $131 million was considered utilized at October 2, 2004). Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper, which was $300 million at October 2, 2004. In order to borrow funds under the domestic revolving credit facility the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the revolving domestic credit agreement include covenants relating to net interest coverage and total debt-to-equity capitalization ratios. The Company was in compliance with the terms of the credit agreement at October 2, 2004. The Company has never borrowed under its domestic revolving credit facilities.

Customer Financing Commitments and Guarantees

Outstanding Commitments: Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment and working capital. The Company had outstanding commitments to extend credit to third parties totaling $115 million at October 2, 2004, as compared to $149 million at December 31, 2003. The Company made loans of $16 million to customers during the three months ended October 2, 2004, as compared to loans of $1 million during the three months ended September 27, 2003.

Guarantees of Third-Party Debt: In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $12 million at October 2, 2004, as compared to $10 million at December 31, 2003. For the first nine months of 2004, no payments were made under the terms of these agreements. Customer borrowings outstanding under these third-party loan arrangements were $8 million at October 2, 2004, as compared to $10 million at December 31, 2003.

The Company evaluates its contingent obligations under these financial guarantees by assessing the customer’s financial status, account activity and credit risk, as well as the current economic conditions and historical experience. The $12 million of guarantees discussed above are to two customers in the amounts of $6 million each and expire in 2005 and 2013. Management’s best estimate of probable losses of unrecoverable amounts, should these guarantees be called, was $1 million at both October 2, 2004 and December 31, 2003.

Customer Financing Arrangements

Outstanding Finance Receivables: The Company had net finance receivables of $129 million at October 2, 2004, compared to $301 million at December 31, 2003 (net of allowances for losses of $2.0 billion at October 2, 2004 and $2.1 billion at December 31, 2003). These finance receivables are generally interest bearing, with rates ranging from 4% to 12%. Interest income on impaired finance receivables is recognized only when payments are received. Total interest income recognized on finance receivables for the three months ended October 2, 2004 and September 27, 2003 was $2 million and $3 million, respectively. Total interest income recognized on finance receivables for the nine months ended October 2, 2004 and September 27, 2003 was $5 million and $16 million, respectively.

Telsim Loan: At October 2, 2004 and December 31, 2003, the Company had $1.9 billion and $2.0 billion, respectively, of gross receivables from one customer, Telsim, in Turkey (the “Telsim Loan”), with the decline representing partial recovery of amounts owed due to collection efforts. As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges that reduce the net receivable from Telsim to zero. At both October 2, 2004 and December 31, 2003, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans’ (the family which formerly controlled Telsim) continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make the Company’s collection efforts more difficult.

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

The MRC short-term receivables program provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. Total receivables sold through the MRC short-term program were $291 million and $204 million for the three months ended October 2, 2004 and September 27, 2003, respectively, and $903 million and $588 million for the nine months ended October 2, 2004 and September 27, 2003, respectively. There were approximately $186 million of short-term receivables outstanding under the MRC short-term receivables program at October 2, 2004, as compared to $170 million at December 31, 2003. Under the MRC short-term receivables program, 90% of the value of the receivables sold is covered by credit insurance obtained from independent insurance companies. The credit exposure on the remaining 10% is covered by a retained interest in the sold receivables. In October 2004, the Company renewed the MRC short-term receivables program at its current level for an additional year.

In addition to the MRC short-term receivables program, the Company also sells other short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $736 million and $587 million for the three months ended October 2, 2004 and September 27, 2003, respectively, and $2.6 billion and $1.9 billion during the nine months ended October 2, 2004 and September 27, 2003, respectively. There were $1.0 billion of short-term receivables outstanding (under both the MRC program and pursuant to direct sales to third parties) at October 2, 2004, as compared to $771 million at December 31, 2003. The Company’s total credit exposure to outstanding short-term receivables that have been sold was $20 million and $25 million at October 2, 2004 and December 31, 2003, respectively, with reserves of $3 million and $13 million recorded for potential losses on this exposure at October 2, 2004 and December 31, 2003, respectively.

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

Legal Matters: The Company has several lawsuits filed against it relating to the Iridium program, as further described under “Part II—Item 1: Legal Proceedings.” The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still-pending cases are in various stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

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

Freescale Semiconductor, Inc.

During the second quarter of 2004, Motorola completed the separation of its semiconductor operations into a separate subsidiary, Freescale Semiconductor, Inc. (“Freescale Semiconductor”). In July 2004, Freescale Semiconductor completed an initial public offering (IPO) of approximately 121.6 million shares of Freescale Semiconductor Class A common stock. The net proceeds to Freescale Semiconductor from the IPO, as well as the subsequent sale of an additional 8.4 million shares of Class A common stock in connection with the partial exercise of an overallotment option, were approximately $1.6 billion. Following these transactions, approximately 32.5% of the total outstanding common stock of Freescale Semiconductor is held by the general public and 67.5% is held by Motorola. Motorola owns all of Freescale Semiconductor’s Class B common stock, which is entitled to five votes per share on all matters to be voted on by Freescale Semiconductor’s stockholders and represents approximately 91.2% of Freescale Semiconductor’s total voting power.

At the same time as the IPO, Freescale Semiconductor issued senior debt securities in an aggregate principal amount of $1.25 billion, consisting of $400 million of Floating Rate Notes due 2009, $350 million of 6.875% Notes due 2011 (“the 2011 Notes”) and $500 million of 7.125% Notes due 2014 (“the 2014 Notes”). In conjunction with this public offering of senior debt securities, Freescale Semiconductor entered into interest rate swaps to change the characteristics of the interest rate payments from fixed-rate payments to short-term variable rate LIBOR-based payments on the 2011 Notes and the 2014 Notes. Freescale Semiconductor distributed approximately $1.1 billion of proceeds to Motorola. Motorola used the proceeds it received from Freescale Semiconductor to partially effect the tender offer for, and redemption of, debt during the third quarter of 2004 as described above under “Redemptions and Repurchases of Outstanding Securities in 2004.”

As a majority-owned subsidiary, Freescale Semiconductor’s financial results are currently consolidated into Motorola’s financial results. On November 9, 2004, Motorola announced that its remaining 67.5% equity interest in Freescale Semiconductor will be distributed to Motorola shareholders on December 2, 2004. Subsequent to such a distribution, Freescale Semiconductor will no longer constitute a part of Motorola’s business operations and the related operating results of Freescale Semiconductor would be reflected as discontinued operations for all periods presented.

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three months and nine months ended October 2, 2004 as detailed in Note 10, “Segment Information,” of the Company’s condensed consolidated financial statements.

Net sales and operating results for the Company’s major operations for the three months and nine months ended October 2, 2004 and September 27, 2003 are presented below.

Personal Communications Segment

The Personal Communications segment (“PCS”) designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. For the third quarters of 2004 and 2003, the segment’s net sales represented 45% and 43% of the Company’s consolidated net sales, respectively. For the first nine months of 2004 and 2003, the segment’s net sales represented 46% and 40% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Nine months ended
(Dollars in millions)	Oct 2, 2004	Sep 27, 2003	% Change	Oct 2, 2004	Sep 27, 2003	% Change
Segment net sales	$3,912	$2,924	34%	$11,876	$7,702	54%
Operating earnings	390	147	165%	1,182	352	236%

Three months ended October 2, 2004 compared to three months ended September 27, 2003

In the third quarter of 2004, the segment’s net sales increased 34% to $3.9 billion, compared to $2.9 billion in the third quarter of 2003. The increase in net sales in the third quarter of 2004 was driven by increases in average selling price (“ASP”) and unit shipments compared to the third quarter of 2003, and reflects continued strong consumer demand for new handsets, particularly for GSM handsets with integrated cameras. The strong demand for new handsets was reflected by increased net sales in all regions, particularly in the Europe, Middle East and Africa (EMEA) region, North America and Latin America. Continued strong demand for iDEN handsets contributed to the sales growth in the Americas.

Unit shipments in the third quarter of 2004 increased 15% to 23.3 million units, compared to 20.2 million units in the third quarter of 2003. For the third quarter of 2004 compared with the third quarter of 2003, the segment believes it maintained its overall global market share. Sequentially, compared to the second quarter of 2004, the segment estimates that its global market share decreased slightly. This slight sequential decrease is primarily attributed to decreases in market share in Latin America and EMEA, largely offset by an increase in market share in North America.

Also contributing to the increase in net sales was an improvement in the segment’s ASP. In the third quarter of 2004, ASP increased approximately 19% compared to the third quarter of 2003 and increased approximately 2% compared to the second quarter of 2004. The increase in ASP was primarily driven by a continuing shift in product mix towards higher-tier handsets, resulting in increased ASP in all regions. These higher-tier handsets are feature-rich units, with features including integrated cameras, large color displays, extended software applications, messaging functionality, advanced gaming features and an increased opportunity for personalization.

The segment’s operating earnings increased to $390 million in the third quarter of 2004, compared to operating earnings of $147 million in the third quarter of 2003. The improvement in operating results was primarily due to: (i) an increase in gross margin, which was primarily due to the 34% increase in net sales, and (ii) a decrease in reorganization of business charges, primarily due to costs related to employee separation and fixed asset impairments that occurred in the third quarter of 2003. The improvements in operating results were partially offset by: (i) an increase in SG&A expenditures, reflecting an increase in employee incentive program accruals and increased advertising and promotions expenditures, and (ii) an increase in R&D expenditures, primarily reflecting increased developmental engineering expenditures due to new product offerings. The segment’s industry typically experiences short life cycles for new products and, therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth.

The Company’s current handset and infrastructure supply agreements with Nextel Communications, Inc. (“Nextel”) extend through the end of 2004. The Company has started discussions with Nextel about extending the expiration date of the current handset and infrastructure supply agreements while the parties continue negotiations on a long-term master supply agreement. However, the Company cannot be assured at this time of the terms to be included in a supply agreement extension or Nextel’s continued exclusive long-term use of iDEN technology in its wireless business as Nextel considers next-generation technology options.

Motorola has a contract with Nextel for the development of infrastructure software and wireless handsets that use a new 6:1 vocoder. The use of this new vocoder solution is expected to allow Nextel to increase capacity on its current system. The majority of iDEN subscriber units currently being shipped to Nextel are equipped with the current 3:1 vocoder as well as the new 6:1 vocoder which may be activated over the air by Nextel. Motorola continues to work with Nextel to optimize the solution. Nextel has announced their intention to activate 6:1 in substantially all of their markets by the end of the first quarter of 2005.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, the segment’s net sales increased 54% to $11.9 billion, compared to $7.7 billion in the first nine months of 2003. The increase in net sales in the first nine months of 2004 was driven by increases in ASP and unit shipments compared to the first nine months of 2003, and reflects continued strong consumer demand for new handsets, particularly for GSM handsets with integrated cameras. The strong demand for new handsets was reflected by increased net sales in all regions.

Unit shipments in the first nine months of 2004 increased 37% to 72.6 million, compared to 52.8 million units in the first nine months of 2003. The overall increase was driven by increased unit shipments in all regions.

Also contributing to the increase in net sales was an improvement in the segment’s ASP. In the first nine months of 2004, ASP increased approximately 17% compared to the first nine months of 2003. The increase in ASP was primarily driven by a continuing shift in product mix towards higher-tier handsets.

The segment’s operating earnings increased to $1.2 billion in the first nine months of 2004, compared to operating earnings of $352 million in the first nine months of 2003. The improvement in operating results was primarily due to an increase in gross margin, which was primarily due to the 54% increase in net sales. This improvement in gross margin was partially offset by: (i) an increase in SG&A expenditures, reflecting an increase in employee incentive program accruals and increased advertising and promotions expenditures, and (ii) an increase in R&D expenditures, primarily reflecting increased developmental engineering expenditures due to new product offerings.

Semiconductor Products Segment

During the second quarter of 2004, the Company completed the separation of its semiconductor operations into a separate subsidiary, Freescale Semiconductor, Inc. (“Freescale Semiconductor”). In July 2004, an initial public offering of a minority interest of approximately 32.5% of Freescale Semiconductor was completed. As a majority-owned subsidiary, Freescale Semiconductor’s financial results are currently consolidated into Motorola’s financial results. On November 9, 2004, the Company announced that its remaining 67.5% equity interest in Freescale Semiconductor will be distributed to Motorola shareholders on December 2, 2004. Subsequent to this distribution, Freescale Semiconductor will no longer constitute a part of Motorola’s business operations and the related operating results of Freescale Semiconductor would be reflected as discontinued operations for all periods presented.

The Semiconductor Products segment (“SPS”) designs, develops, manufactures and sells a broad range of semiconductor products that are based on its core capabilities in embedded processing. In addition, the segment offers a broad portfolio of devices that complement its families of embedded processors, including sensors, radio frequency semiconductors, power management and other analog and mixed-signal integrated circuits. For the third quarters of 2004 and 2003, the segment’s net sales represented 17% and 18% of the Company’s consolidated net sales, respectively. For the first nine months of 2004 and 2003, the segment’s net sales represented 17% and 18% of the Company’s consolidated net sales, respectively.

	Three Months Ended				Nine months ended
(Dollars in millions)	Oct 2, 2004	Sep 27, 2003	% Change		Oct 2, 2004	Sep 27, 2003	% Change
Segment net sales	$1,430	$1,225	17%		$4,287	$3,491	23%
Operating earnings (loss)	82	(76)	*	**	244	(322)	*	**

***	Percent change not meaningful

Three months ended October 2, 2004 compared to three months ended September 27, 2003

In the third quarter of 2004, the segment’s net sales increased 17% to $1.4 billion, compared to $1.2 billion in the third quarter of 2003. The increase in overall net sales reflects increased sales in all end-market groups. The increase was primarily driven by: (i) strong demand in automotive applications, (ii) increased demand from wireless customers, which included the Company’s wireless handset business, the segment’s largest customer, and (iii) strong demand in the networking business from wired and wireless infrastructure and networking customers. Sales to other Motorola segments accounted for 26% of the segment’s net sales in the third quarter of 2004, as compared to 27% in the third quarter of 2003. These percentage figures include sales made directly to the Company and sales made to contract manufacturers that produce products for the Company.

On an end-market basis, in the third quarter of 2004 compared to the third quarter of 2003, net sales were up 23% in the Wireless and Mobile Solutions group, up 17% in the Networking and Computing Systems group, and up 13% in the Transportation and Standard Products group.

The segment had operating earnings of $82 million in the third quarter of 2004, compared to an operating loss of $76 million in the third quarter of 2003. The improvement in operating results is primarily due to an increase in gross margin, driven by: (i) improved manufacturing capacity utilization in the third quarter of 2004 compared to the third quarter of 2003, (ii) the 17% increase in net sales, and (iii) manufacturing efficiencies from prior cost-reduction actions, including facility closures. Also contributing to the improvement in operating results were: (i) a decrease in reorganization of business charges, primarily due to costs related to employee separation that occurred in the third quarter of 2003, and (ii) a decrease in R&D expenditures. These items were partially offset by: (i) an increase in SG&A expenditures, primarily driven by an increase in employee incentive program accruals, and (ii) $19 million in costs associated with the separation of the Company’s semiconductor operations into Freescale Semiconductor.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, the segment’s net sales increased 23% to $4.3 billion, compared to $3.5 billion in the first nine months of 2003. The increase in overall net sales reflects increased net sales in all end-market groups. The increase was primarily driven by: (i) increased demand from wireless customers, in particular the Company’s wireless handset business, the segment’s largest customer, (ii) strong demand in the networking business from wired and wireless infrastructure and networking customers, and (iii) increased sales to automotive, industrial and consumer customers. Sales to other Motorola segments accounted for 27% of the segment’s net sales in the first nine months of 2004, as compared to 23% in the first nine months of 2003.

On an end-market basis, in the first nine months of 2004 compared to the first nine months of 2003, net sales were up 52% in the Wireless and Mobile Solutions group, up 25% in the Networking and Computing Systems group, and up 10% in the Transportation and Standard Products group.

The segment had operating earnings of $244 million in the first nine months of 2004, compared to an operating loss of $322 million in the first nine months of 2003. The improvement in operating results is primarily due to an increase in gross margin, driven by: (i) improved manufacturing capacity utilization in the first nine months of 2004 compared to the first nine months of 2003, (ii) the 23% increase in net sales, and (iii) manufacturing efficiencies from prior cost-reduction actions, including facility closures. Also contributing to the improvement in operating results were: (i) a decrease in reorganization of business and other charges, and (ii) a decrease in R&D expenditures. These items were partially offset by: (i) an increase in SG&A expenditures, primarily driven by an increase in employee incentive program accruals, and (ii) $69 million in costs associated with the separation of the Company’s semiconductor operations into Freescale Semiconductor.

In the first nine months of 2004, the segment recorded net income of $62 million related to reorganization of business and other charges, primarily due to: (i) a $52 million reversal of reserves for previously-received incentives related to impaired facilities, and (ii) $10 million in net reversals of reserves no longer needed, related to decommissioning costs for impaired facilities and employee severance programs. In the first nine months of 2003, the segment recorded reorganization of business and other charges of $52 million, primarily consisting of: (i) employee separation costs, and (ii) fixed asset impairments, primarily relating to the planned closure of a facility in Texas.

Global Telecom Solutions Segment

The Global Telecom Solutions segment (“GTSS”) designs, manufactures, sells, installs, and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. For the third quarters of both 2004 and 2003, the segment’s net sales represented 15% of the Company’s consolidated net sales. For the first nine months of both 2004 and 2003, the segment’s net sales represented 16% of the Company’s consolidated net sales.

	Three Months Ended			Nine Months Ended
(Dollars in millions)	Oct 2, 2004	Sep 27, 2003	% Change	Oct 2, 2004	Sep 27, 2003	% Change
Segment net sales	$1,308	$1,054	24%	$4,068	$3,052	33%
Operating earnings	175	61	187%	502	109	361%

Three months ended October 2, 2004 compared to three months ended September 27, 2003

In the third quarter of 2004, the segment’s net sales increased 24% to $1.3 billion, compared to $1.1 billion in the third quarter of 2003. The increase in net sales was driven by a continued increase in spending by the segment’s wireless service provider customers and strong sales growth in emerging markets. Sales growth occurred in all technologies and all regions, but was particularly strong in North America, Asia and Latin America.

The segment’s operating earnings increased to $175 million in the third quarter of 2004, compared to operating earnings of $61 million in the third quarter of 2003. The improvement in operating results was due to an increase in gross margin, which was primarily attributed to the 24% increase in net sales. The improvement in gross margin was partially offset by: (i) an increase SG&A expenditures, primarily due to an increase in employee incentive program accruals, and (ii) an increase in R&D expenditures. Although SG&A and R&D expenditures increased slightly, these expenditures both decreased as a percentage of net sales, reflecting benefits from improved efficiencies in developmental engineering and ongoing cost containment.

The Company’s current handset and infrastructure supply agreements with Nextel Communications, Inc. (Nextel) extend through the end of 2004. The Company has started discussions with Nextel about extending the expiration date of the current handset and infrastructure supply agreements while the parties continue negotiations on a long-term master supply agreement. However, the Company cannot be assured at this time of the terms to be included in a supply agreement extension or Nextel’s continued exclusive long-term use of iDEN technology in its wireless business as Nextel considers next-generation technology options.

Motorola has a contract with Nextel for the development of infrastructure software and wireless handsets that use a new 6:1 vocoder. The use of this new vocoder solution is expected to allow Nextel to increase capacity on its current system. The majority of iDEN subscriber units currently being shipped to Nextel are equipped with the current 3:1 vocoder as well as the new 6:1 vocoder which may be activated over the air by Nextel. Motorola continues to work with Nextel to optimize the solution. Nextel has announced their intention to activate 6:1 in substantially all of their markets by the end of the first quarter of 2005.

The segment continues to focus on soft-switch technology as a key strategy, and is currently the industry leader in active subscribers using wireless soft-switch. In the third quarter, the segment began deployment of the world’s largest wireless soft-switch contract with launches in six major Brazilian cities.

The segment continues to build on its industry-leading position in push-to-talk over cellular (“PoC”) technology. In the third quarter, additional PoC contracts have been signed, bringing the total to 18 contracts covering 23 countries. These contracts offer PoC solutions for both CDMA2000 and GSM/GPRS networks.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, the segment’s net sales increased 33% to $4.1 billion, compared to $3.1 billion in the first nine months of 2003. The increase in net sales was driven by a continued increase in spending by the segment’s wireless service provider customers and strong sales growth in emerging markets. Sales growth has occurred in all technologies and all regions, particularly in North America and Asia. The segment believes that it has grown market share in the first nine months of 2004, as the segment’s sales growth outpaced sales growth in the overall wireless infrastructure industry.

The segment’s operating earnings increased to $502 million in the first nine months of 2004, compared to operating earnings of $109 million in the first nine months of 2003. The improvement in operating results was primarily due to: (i) an increase in gross margin, primarily attributed to the 33% increase in net sales, (ii) a $32 million charge for in-process research and development related to the Winphoria acquisition that occurred in the first nine months of 2003, and (iii) a decrease in R&D expenditures, reflecting benefits from improved efficiencies in developmental engineering. These improvements were partially offset by: (i) an increase in SG&A expenditures, primarily due to an increase in employee incentive program accruals and an increase in selling expenditures, primarily due to the 33% increase in net sales, and (ii) $32 million of net income from the reversals of accruals no longer needed related to reorganization of business that occurred in the first nine months of 2003. The net reversals in the first nine months of 2003 consisted of: (i) $23 million related to employee separation programs, (ii) $6 million related to fixed asset impairments, and (iii) $3 million related to exit costs.

Commercial, Government and Industrial Solutions Segment

The Commercial, Government and Industrial Solutions segment (“CGISS”) designs, manufactures, sells, installs, and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services. For the third quarters of 2004 and 2003, the segment’s net sales represented 13% and 15% of the Company’s consolidated net sales, respectively. For the first nine months of 2004 and 2003, the segment’s net sales represented 13% and 15% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Nine months ended
(Dollars in millions)	Oct 2, 2004	Sep 27, 2003	% Change	Oct 2, 2004	Sep 27, 2003	% Change
Segment net sales	$1,164	$1,035	12%	$3,308	$2,894	14%
Operating earnings	185	146	27%	546	322	70%

Three months ended October 2, 2004 compared to three months ended September 27, 2003

In the third quarter of 2004, the segment’s net sales increased 12% to $1.2 billion, compared to $1.0 billion in the third quarter of 2003. The increase in net sales reflects continued emphasis on spending by customers in the segment’s government market in response to global homeland security initiatives, as well as increased spending by the segment’s enterprise customers on business-critical communication needs. The overall increase in net sales reflects net sales growth in North America, EMEA and Asia. Net sales in the Americas accounted for 70% and 72% of the segment’s total net sales in the third quarters of 2004 and 2003, respectively.

The segment’s operating earnings increased to $185 million in the third quarter of 2004, compared to operating earnings of $146 million in the third quarter of 2003. The improvement in operating results was due to an increase in gross margin, which was driven primarily by the 12% increase in net sales. Also contributing to the improvement in gross margin was a decline in costs of sales as a percentage of net sales, which was due to: (i) a favorable product mix, reflecting a higher proportion of sales of higher-margin subscriber equipment, and (ii) supply-chain efficiencies and overall cost structure improvements. The improvement in gross margin was partially offset by: (i) an increase in SG&A expenditures, primarily due to an increase in employee incentive program accruals and an increase in selling expenditures, due primarily to the 12% increase in net sales, (ii) an increase in R&D expenditures, and (iii) an increase in reorganization of business charges, primarily related to employee separation costs.

As the segment continues to see a focus on global homeland security, especially in radio systems and integrated solutions that enhance interoperability and compatibility, they continue to monitor the funding for homeland security initiatives closely. The segment continues to work with its state and local government customers to facilitate homeland security funding.

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

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, the segment’s net sales increased 14% to $3.3 billion, compared to $2.9 billion in the first nine months of 2003. The increase in overall net sales is primarily due to the increased spending by customers in the segment’s government market in response to global homeland security initiatives, as well as increased net sales in the segment’s enterprise market. The overall increase in segment net sales reflects increased net sales in all regions. Net sales in the Americas accounted for 70% of the segment’s total net sales in the first nine months of both 2004 and 2003.

The segment’s operating earnings increased to $546 million in the first nine months of 2004, compared to operating earnings of $322 million in the first nine months of 2003. The improvement in operating results was due to an increase in gross margin, which was driven primarily by the 14% increase in net sales. Also contributing to the improvement in gross margin was: (i) a decline in costs of sales as a percentage of net sales, which was due to a favorable product mix, reflecting a higher proportion of sales of higher-margin subscriber equipment, supply-chain efficiencies and overall cost structure improvements, and (ii) a decrease in reorganization of business charges, primarily related to a reduction in employee separation costs in the first nine months of 2004 compared to the first nine months of 2003. These operating improvements were partially offset by: (i) an increase in SG&A expenditures, primarily due to an increase in employee incentive program accruals and an increase in selling expenditures, due primarily to the 14% increase in net sales, and (ii) an increase in R&D expenditures.

Integrated Electronic Systems Segment

The Integrated Electronic Systems segment (“IESS”) designs, manufactures and sells: (i) automotive and industrial electronic systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems. For the third quarters of both 2004 and 2003, the segment’s net sales represented 8% of the Company’s consolidated net sales. For the first nine months of both 2004 and 2003, the segment’s net sales represented 8% of the Company’s consolidated net sales.

	Three Months Ended			Nine months ended
(Dollars in millions)	Oct 2, 2004	Sep 27, 2003	% Change	Oct 2, 2004	Sep 27, 2003	% Change
Segment net sales	$683	$559	22%	$1,993	$1,596	25%
Operating earnings	18	25	(28)%	105	95	11%

Three months ended October 2, 2004 compared to three months ended September 27, 2003

In the third quarter of 2004, the segment’s net sales increased 22% to $683 million, compared to $559 million in the third quarter of 2003. The increase in net sales was primarily due to increased sales in the Automotive Communications and Electronic Systems Group (“ACES”) and additional sales resulting from the acquisition of Force Computers.

There are three primary business groups within the segment: (i) ACES, which sells automotive and industrial electronic systems, including telematics, (ii) the Energy Systems Group (“ESG”), which sells portable energy storage products and systems, and (iii) the Embedded Communications Computing Group (“ECCG”), which sells embedded computing systems. As stated below, ECCG consists of the former Motorola Computer Group (“MCG”) and recently-acquired Force Computers. In the third quarter of 2004, ACES, ESG and ECCG represented 60%, 23% and 17% of the segment’s net sales, respectively, compared to 61%, 24% and 15% of the segment’s net sales, respectively, in the third quarter of 2003.

In the third quarter of 2004, compared to the third quarter of 2003, ACES’ net sales increased 19%. The increase in sales was primarily due to the continuing success of telematics products, as well as other new product introductions.

In the third quarter of 2004, compared to the third quarter of 2003, ESG’s net sales increased 17%. The increase in net sales was primarily due to the increased demand from Motorola’s wireless handset business, to which ESG’s sales are strongly linked.

In the third quarter of 2004, compared to the third quarter of 2003, ECCG’s net sales increased 45%. The increase in sales was primarily due to the addition of Force Computers.

In August 2004, the Company acquired Force Computers, a worldwide designer and supplier of open, standards-based and custom embedded computing solutions. The results of operations of Force Computers were integrated with MCG, and the two combined entities have been renamed the Embedded Communications Computing Group. This acquisition is expected to enable ECCG to provide solutions for a wider range of customer application needs, supported by a broader portfolio of boards, systems and services.

The segment’s operating earnings were $18 million in the third quarter of 2004, compared to operating earnings of $25 million in the third quarter of 2003. The decline in operating earnings was due to: (i) an increase in SG&A expenditures, primarily due to an increase in employee incentive program accruals and expenses related to the integration of Force Computers, and (ii) an increase in R&D expenditures, which was also partially due to the integration of Force Computers. These items were partially offset by an increase in gross margin, driven primarily by the 22% increase in net sales. However, gross margin as a percentage of net sales decreased slightly, primarily due to sales of new products carrying lower initial margins, which is typical of the early phases of the segment’s product life cycle.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, the segment’s net sales increased 25% to $2.0 billion, compared to $1.6 billion in the first nine months of 2003.

In the first nine months of 2004, ACES, ESG and ECCG represented 63%, 22% and 15% of the segment’s net sales, respectively, compared to 64%, 22% and 14% of the segment’s net sales, respectively, in the first nine months of 2003.

In the first nine months of 2004, compared to the first nine months of 2003, ACES’ net sales increased 23%. The increase in net sales was primarily due to the success of the telematics products, as well as other new products introduced in the second half of 2003 and early 2004.

In the first nine months of 2004, compared to the first nine months of 2003, ESG’s net sales increased 23%. The increase in net sales was primarily due to the increased demand from Motorola’s wireless handset business, to which ESG’s sales are strongly linked.

In the first nine months of 2004, compared to the first nine months of 2003, ECCG’s net sales increased 35%. The increase in net sales was primarily due to increased demand for integrated, standards-based embedded computing systems, most notably in the telecommunications industry, and additional sales from the acquisition of Force Computers in the third quarter of 2004.

The segment’s operating earnings increased to $105 million in the first nine months of 2004, compared to operating earnings of $95 million in the first nine months of 2003. The improvement in operating results was due to an increase in gross margin, driven by the 25% increase in net sales. The improvement in gross margin was partially offset by: (i) an increase in SG&A expenditures, due primarily to an increase in employee incentive program accruals, and expenses related to the integration of Force Computers, and (ii) an increase in R&D expenditures to support substantial new business wins across the segment.

Broadband Communications Segment

The Broadband Communications segment (“BCS”) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television and broadcast networks; (ii) high speed data products, including cable modems and cable modem termination systems (“CMTS”), as well as Internet Protocol (IP)-based telephony products; (iii) access network technology, including hybrid fiber coaxial network transmission systems and fiber-to-the-premise (“FTTP”) transmission systems, used by cable television operators; (iv) digital satellite television systems; (v) direct-to-home (“DTH”) satellite networks and private networks for business communications; and (vi) high-speed data, video and voice broadband systems over existing phone lines. For the third quarters of both 2004 and 2003, the segment’s net sales represented 7% of the Company’s consolidated net sales. For the first nine months of 2004 and 2003, the segment’s net sales represented 6% and 7% of the Company’s consolidated net sales, respectively.

In January 2004, a decision was made to realign the operations of Next Level Communications, Inc. (“Next Level”), a wholly-owned subsidiary of Motorola, within BCS. Next Level provides high-speed data, video and voice broadband systems over existing phone lines. The financial results of Next Level have been reclassified from the Other Products segment to BCS for all periods presented.

	Three Months Ended				Nine months ended
(Dollars in millions)	Oct 2, 2004	Sep 27, 2003	% Change		Oct 2, 2004	Sep 27, 2003	% Change
Segment net sales	$589	$451	31%		$1,644	$1,302	26%
Operating earnings	34	(4)	*	*	78	14	457%

**	percent change not meaningful

Three months ended October 2, 2004 compared to three months ended September 27, 2003

In the third quarter of 2004, the segment’s net sales increased 31% to $589 million, compared to $451 million in the third quarter of 2003. The increase in net sales was primarily due to: (i) increased purchases of cable set-tops by cable operators, (ii) an increase in ASP due to a mix shift in digital set-top boxes towards higher-end products, and (iii) an increase in retail sales. The segment experienced net sales growth in all regions. In the third quarter of 2004, 85% of the segment’s net sales were in North America, compared to 86% in the third quarter of 2003.

In the third quarter of 2004, compared to the third quarter of 2003, net sales of digital set-top boxes increased 49%, due to increases in both ASP and unit shipments. The increase in ASP reflects a product mix shift towards higher-end products, particularly high definition/digital video recording (“HD/DVR”) set-tops. This increase was partially offset by increased competition and by continued pricing pressures from major customers. The increase in unit shipments is primarily due to increased spending by the segment’s cable operator customers, driven by the increase in digital subscribers and the acceleration of deployment by cable operators. The segment retained its leading market share for digital set-top boxes in North America.

In the third quarter of 2004, compared to the third quarter of 2003, net sales of cable modems increased 31%. The increase in net sales was a result of a large increase in unit shipments, partially offset by a decrease in ASP. The increase in unit shipments was primarily due to increased purchases of cable modems by cable operators, as well as an increase in retail sales, as consumer demand for high-speed cable access continues to increase. The decline in ASP is consistent with the overall decline in ASP’s in the industry during the period.

The segment recorded operating earnings of $34 million in the third quarter of 2004, compared to an operating loss of $4 million in the third quarter of 2003. The improvement in operating results was due to: (i) an increase in gross margin, driven by the 31% increase in net sales, and (ii) a reduction in SG&A expenditures. Although gross margin increased, the segment’s gross margin as a percentage of net sales decreased slightly, primarily due to sales of new products carrying lower initial margins, which is typical of the early phases of the segment’s product life cycle.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, the segment’s net sales increased 26% to $1.6 billion, compared to $1.3 billion in the first nine months of 2003. The increase in net sales was primarily due to: (i) increased purchases of cable set-tops by cable operators, (ii) an increase in ASP due to a mix shift in digital set-top boxes towards higher-end products, (iii) an increase in retail sales, and (iv) an increase in net sales of equipment to telephone companies. The segment experienced net sales growth in all regions. In the first nine months of 2004, 83% of the segment’s net sales were in North America, compared to 85% in the first nine months of 2003.

In the first nine months of 2004, compared to the first nine months of 2003, net sales of digital set-top boxes increased 26%, due to increases in both ASP and unit shipments. The increase in ASP reflects a product mix shift towards higher-end products, particularly HD/DVR set-tops, beginning in the second quarter of 2004. This increase was partially offset by increased competition and by continued pricing pressures from major customers. The increase in unit shipments is primarily due to increased spending by the segment’s cable operator customers, driven by the increase in digital subscribers and the acceleration of deployment by cable operators.

In the first nine months of 2004, compared to the first nine months of 2003, net sales of cable modems increased 28%. The increase in net sales was a result of a large increase in unit shipments, partially offset by a decline in ASP. The increase in shipments was primarily due to increased purchases of cable modems by cable operators, as well as an increase in retail sales, as consumer demand for high-speed cable access continues to increase.

The segment’s operating earnings increased to $78 million in the first nine months of 2004, compared to operating earnings of $14 million in the first nine months of 2003. The increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 26% increase in net sales, and (ii) a decrease in SG&A expenditures, which was primarily due to a decrease in expenditures due to prior cost reductions, and a decrease in intangible amortization, partially offset by an increase in employee incentive program accruals. These improvements in operating earnings were partially offset by incremental costs associated with the acquisition of Quantum Bridge, including a $15 million charge for in-process research and development, in the second quarter of 2004. Although gross margin increased, the segment’s gross margin as a percentage of net sales decreased slightly, primarily due to sales of new products carrying lower initial margins, which is typical of the early phases of the segment’s product life cycles.

Other

Other is comprised of the Other Products segment and general corporate items. The Other Products segment includes: (i) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, (ii) the Motorola Credit Corporation (“MCC”), the Company’s wholly-owned finance subsidiary, and (iii) the Company’s holdings in cellular operating companies outside the U.S.

	Three Months Ended			Nine months ended
(Dollars in millions)	Oct 2, 2004	Sep 27, 2003	% Change	Oct 2, 2004	Sep 27, 2003	% Change
Segment net sales	$92	$78	18%	$265	$235	13%
Operating earnings (loss)	(155)	(34)	(356)%	(261)	4	*	**

***	percent change not meaningful

Three months ended October 2, 2004 compared to three months ended September 27, 2003

In the third quarter of 2004, Other Products segment net sales, which are predominantly to other Motorola businesses, increased 18% to $92 million, compared to $78 million in the third quarter of 2003.

The segment had an operating loss of $155 million in the third quarter of 2004, compared to an operating loss of $34 million in the third quarter of 2003. The decline in operating results was primarily due to: (i) a $67 million goodwill impairment charge related to a sensor business, (ii) an increase in reorganization of business charges, primarily related to costs associated with employee severance programs, (iii) an increase in R&D expenditures, due to increased spending on developmental business and R&D projects, and (iv) an increase in SG&A expenditures, primarily due to increased employee incentive program accruals.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

In the first nine months of 2004, Other Products segment net sales, which are predominantly to other Motorola businesses, increased 13% to $265 million, compared to $235 million in the first nine months of 2003.

The segment had an operating loss of $261 million in the first nine months of 2004, compared to operating earnings of $4 million in the first nine months of 2003. The decline in operating results was primarily due to: (i) a $67 million goodwill impairment charge related to a sensor business, (ii) income of $59 million due to a reversal of accruals no longer needed related to the Iridium project that occurred in the first nine months of 2003, (iii) income of $33 million on the gain on the sale of Iridium-related assets that were previously written down that occurred in the first nine months of 2003, (iv) income of $7 million from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims that occurred in the first nine months of 2003, (v) an increase in SG&A expenditures in the first nine months of 2004, primarily due to increased employee incentive program accruals, and (vi) an increase in R&D expenditures in the first nine months of 2004, due to increased spending on developmental business and R&D projects. These items were partially offset by an increase in gross margin, due primarily to the 13% increase in net sales.

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

During the first nine months of 2004, there has been no change in the above critical accounting policies. With the exception of deferred tax asset valuation, there has been no significant change in the underlying accounting assumptions and estimates used in the above significant accounting policies.

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

In the second quarter of 2004, the Company completed the separation of its semiconductor operations into a separate legal entity, Freescale Semiconductor, Inc. (“Freescale Semiconductor”). In July 2004, the initial public offering (IPO) of stock of Freescale Semiconductor was completed resulting in Freescale Semiconductor becoming a stand-alone taxpayer, separate from the Company. During the second quarter of 2004, when it became more likely than not that the IPO would occur, the Company reevaluated Freescale Semiconductor’s net deferred tax assets and recorded a non-cash tax charge of $898 million to reduce its deferred tax assets, via a valuation allowance, to the value more likely than not to be realized in the future. On November 9, 2004, Motorola announced that its remaining 67.5% equity interest in Freescale Semiconductor will be distributed to Motorola shareholders on December 2, 2004. Subsequent to such a distribution, Freescale Semiconductor will no longer constitute a part of Motorola’s business operations and the related operating results of Freescale Semiconductor would be reflected as discontinued operations for all periods presented.

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

The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. Almost all of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions and some forecasted transactions. The Company expects that it may hedge investments in foreign subsidiaries in the future. A portion of the Company’s exposure is from currencies that are not traded in liquid markets, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.

At October 2, 2004 and December 31, 2003, the Company had net outstanding foreign exchange contracts totaling $2.5 billion and $2.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of October 2, 2004 and December 31, 2003:

Buy (Sell)	October 2, 2004	December 31, 2003
Euro	$(542)	$(1,114)
Chinese Renminbi	(680)	(341)
Canadian Dollar	280	187
Brazilian Real	(201)	(172)
Taiwan Dollar	(125)	(166)

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, it does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations.

Interest Rate Risk

At October 2, 2004, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $6.3 billion of long-term debt, including current maturities, which is primarily priced at long-term, fixed interest rates. In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. During the three months ended October 2, 2004, in conjunction with the retirement of debt, certain of these swaps were unwound resulting in income of approximately $55 million which is included within the Charges Related to Debt Redemption within Other Income (Expense) in the Company’s condensed consolidated statements of operations. The following table displays the interest rate swaps that were in place at October 2, 2004:

Date Executed	Principal Amount Hedged (in millions)	Underlying Debt Instrument
August 2004	$1,200	4.608% notes due 2007
July 2004	350	6.875% notes due 2011
July 2004	500	7.125% notes due 2014
September 2003	725	7.625% debentures due 2010
September 2003	600	8.0% notes due 2010
May 2003	200	6.5% notes due 2008
May 2003	325	5.8% debentures due 2008
May 2003	475	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$4,493

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

The short-term LIBOR-based variable rate payments on the above interest rate swaps was 4.6% for the three months ended October 2, 2004. The fair value of all interest rate swaps at October 2, 2004 and December 31, 2003, was approximately $50 million and $150 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at October 2, 2004 or December 31, 2003.

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

Investment Hedge

In March 2003, the Company entered into three agreements with multiple investment banks to hedge up to 25 million of its remaining 77.2 million shares of common stock of Nextel Communications, Inc. (“Nextel”). The three agreements are to be settled over periods of three, four and five years, respectively. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract “floor” price. Pursuant to these agreements, and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company will deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. As a result of the increase in the price of Nextel common stock since March 2003, the Company has recorded a $206 million liability in Other Liabilities in the consolidated balance sheet to reflect the fair value of the Nextel hedge.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Business Risks

Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements in the “Looking Forward” section of our Executive Summary and statements about: (1) expected economic recovery in communications and related industries, (2) expected effective tax rates, (3) future payments, charges, use of accruals and expected cost-saving benefits in connection with reorganization of businesses programs, (4) the Company’s ability and cost to repatriate funds, (5) future contributions by the Company to pension plans or retiree healthcare benefit plans, (6) the level of outstanding commercial paper borrowings, (7) redemptions and repurchases of outstanding securities, (8) the Company’s ability to access the capital markets, (9) the impact on the Company from changes in credit ratings, (10) the adequacy of reserves relating to long-term finance receivables and other contingencies, (11) the outcome of ongoing and future legal proceedings, including without limitation, those relating to Iridium and Telsim, (12) the timing and outcome of the Company’s plans relating to the distribution of its remaining equity interest in Freescale Semiconductor, (13) the completion and/or impact of acquisitions or divestitures, (14) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (15) future hedging activity and expectations of the Company, (16) the ability of counterparties to financial instruments to perform their obligations, and (17) the impact of recent accounting pronouncements on the Company.

The Company wishes to caution the reader that the factors below and those on pages 76 through 85 of the Company’s 2003 Annual Report on Form 10-K and in its other SEC filings could cause the Company’s results to differ materially from those stated in the forward-looking statements. These factors include: (1) the uncertainty of current economic and political conditions, as well as the economic outlook for the telecommunications, semiconductor, broadband and automotive industries, (2) the Company’s ability to increase profitability and market share in its wireless handset business, (3) demand for the Company’s products, including products related to new technologies, (4) the Company’s ability to introduce new products and technologies in a timely manner, (5) risks related to dependence on certain key manufacturing suppliers, (6) risks related to the Company’s high volume of manufacturing and sales in Asia, (7) the Company’s ability to purchase sufficient materials, parts and components to meet customer demand, including without limitation semiconductor products, (8) the creditworthiness of the Company’s customers, particularly purchasers of large infrastructure systems, (9) the demand for vendor financing and the Company’s ability to provide that financing in order to remain competitive, (10) unexpected liabilities or expenses, including unfavorable outcomes to any currently pending or future litigation, including without limitation any relating to the Iridium project, (11) the timing and levels at which design wins become actual orders and sales, (12) the impact of foreign currency fluctuations, (13) the impact on the Company from continuing hostilities in Iraq and conflict in other countries, (14) the Company’s ability to realize expected savings from cost-reduction actions, (15) unforeseen limitations to the Company’s continuing ability to access the capital markets on favorable terms, (16) volatility in the market value of securities held by the Company, (17) the success of alliances and agreements with other companies to develop new products, technologies and services, (18) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits, (19) the Company’s ability to use its deferred tax assets, (20) changes regarding the actual or assumed performance of the Company’s pension plan, (21) the impact of changes in governmental policies, laws or regulations, (22) unexpected effects on the Company or Freescale Semiconductor, Inc. (“Freescale Semiconductor”) as a result of the recent initial public offering of Freescale Semiconductor, (23) the Company’s ability to successfully distribute its ownership of Freescale Semiconductor in a timely manner, which success is depending upon a wide variety of factors, many of which are outside of the Company’s control, and (24) the outcome of currently ongoing and future tax matters with the IRS.

Part II-Other Information

Item 1. Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage

Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed October 26, 1995 in the Circuit Court of Cook County, Illinois, Chancery Division, is a class action alleging that defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. On October 9, 2002, the Circuit Court entered summary judgment in defendants’ favor. On June 22, 2004, the Illinois Appellate Court affirmed the lower court’s entry of summary judgment and dismissal of the case. On July 13, 2004, plaintiffs filed a petition for rehearing with the Illinois Appellate Court. On August 3, 2004, the Illinois Appellate Court denied the petition for rehearing. On October 12, 2004, plaintiffs served defendants with a Petition for Leave to Appeal to the Illinois Supreme Court.

During 2001, the Judicial Panel on Multidistrict Litigation ruled that five cases, Naquin, et al., v. Nokia Mobile Phones, et al., Pinney and Colonell v. Nokia, Inc., et al., Gillian et al., v. Nokia, Inc., et al., Farina v. Nokia, Inc., et al., and Gimpelson v. Nokia Inc, et. al., which allege that the failure to incorporate a remote headset into cellular phones rendered the phones defective and that cellular phones cause undisclosed injury to cells and other health risks, be transferred to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (the “MDL Proceeding”). On March 5, 2003, the MDL Court dismissed with prejudice the five cases consolidated during 2001. In doing so, the Court stated that the subject matter is preempted and not appropriate for litigation, but is entrusted by Congress to federal agencies. On April 2, 2003, plaintiffs appealed the dismissal as well as the court’s jurisdictional ruling. On October 1, 2004, the United States Appellate Court for the Fourth Circuit heard oral argument on plaintiffs’ appeal.

Iridium-Related Cases

Class Action Securities Lawsuit

Motorola has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business, which on March 15, 2001 were consolidated in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. On August 31, 2004, the court denied the motions to dismiss that had been filed on July 15, 2002 by Motorola and other defendants.

Iridium India Lawsuit

In September 2002, Iridium India Telecom Ltd. (“Iridium India”) filed a civil suit in the Bombay High Court against Motorola and Iridium LLC (“Iridium”). The suit alleges fraud, intentional misrepresentation and negligent misrepresentation by Motorola and Iridium in inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for Iridium services in India. Iridium India claims in excess of $200 million in damages and interest. In conjunction with the filing of the civil suit, Iridium India moved for interim relief and obtained, without notice to Motorola, an order prohibiting Motorola from removing assets from India. In April 2004, the appellate division of the Bombay High Court entered an order restraining Motorola from removing, transferring or encumbering any of its assets in India until $120 million had been deposited with the Bombay High Court or secured by a bank guarantee, to be held pending trial. Toward that end, the order directed four Motorola customers in India to deposit with the court certain amounts owed to Motorola allegedly totaling approximately $90 million, rather than paying them to Motorola. Motorola petitioned the Indian Supreme Court for discretionary review and a stay. On July 26, 2004, the Supreme Court stayed the Bombay High Court order pending further proceedings, subject to Motorola’s bringing the total amount deposited in the special account and a similar, previously-established account to approximately $44 million, which Motorola has done. A further hearing is scheduled on December 6, 2004.

Shareholder Derivative Case

M&C Partners III v. Galvin, et al., filed January 10, 2002, in the Circuit Court of Cook County, Illinois, is a shareholder derivative suit filed derivatively on behalf of Motorola against fifteen current and former members of the Motorola Board of Directors and Motorola as a nominal defendant. The lawsuit alleges that the Motorola directors breached their fiduciary duty to the Company and/or committed gross mismanagement of Motorola’s business and assets by allowing Motorola to engage in improper practices with respect to Iridium. The suit seeks an unspecified amount of damages. At a July 10, 2004 Special Meeting, the Board appointed an investigatory committee to (i) evaluate the plaintiff’s May 21, 2004 demand to investigate the alleged wrongful conduct at issue in the lawsuit and (ii) report back to the Board with a recommendation.

An unfavorable outcome in one or more of the Iridium-related pending cases described above or previously disclosed could have a material adverse effect on Motorola’s consolidated financial position, liquidity or results of operations.

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

U.S. Case

On January 28, 2002, Motorola Credit Corporation (“MCC”), a wholly-owned subsidiary of Motorola, initiated a civil action with Nokia Corporation (“Nokia”), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as one of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws. The suit alleged 13 separate counts of wrongdoing, including: (i) three counts alleging violations of Illinois fraud and conspiracy laws; (ii) three federal statutory counts alleging computer hacking; (iii) one count alleging violations of the Illinois Trade Secrets Act; (iv) one count seeking imposition of an equitable lien and constructive trust; (v) one count seeking declaratory relief; and (vi) four counts of criminal activity in violation of the Racketeer Influenced and Corrupt Organizations Act, commonly known as “RICO”. The suit was filed in the United States District Court for the Southern District of New York (the “U.S. District Court”). The U.S. District Court issued its final ruling on July 31, 2003 as described below.

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

On July 31, 2003, the U.S. District Court entered a judgment in favor of MCC for $4.26 billion. The U.S. District Court declined to reinstate the RICO claims (without prejudice to reinstatement), but held that the court had jurisdiction to decide the merits of the Illinois fraud claims. MCC’s fraud claims under Illinois common law fraud and civil conspiracy were sufficient to support a full judgment on behalf of MCC in the amount of $2.13 billion in compensatory damages. The U.S. District Court also awarded $2.13 billion in punitive damages. In addition, the preliminary injunction was converted into a permanent injunction, essentially unaltered in scope, and the U.S. District Court also ordered the Uzans arrested and imprisoned if they are found within 100 miles of the court’s jurisdiction for being in contempt of court.

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

By orders dated May 7, 2004 and May 13, 2004, the Appellate Court denied the Company’s motion to vacate the stay, but granted the Company’s motion to expedite the appeal. On August 11, 2004, the Appellate Court lifted the stay of execution, in part and allowed MCC to execute on its judgment up to the full amount of the compensatory damages, $2.13 billion. The Appellate Court kept the stay in place with respect to the punitive damages and on that portion of the judgment which would have allowed Motorola to execute against entities owned and controlled by the Uzans. As a result, MCC’s efforts to execute on its judgment against the Uzans were recommenced in the United States, United Kingdom, Bermuda and France, and the Company has begun to realize some collections on its judgment. On October 22, 2004, the Appellate Court affirmed the July 31, 2003 judgment as to the compensatory damages of $2.13 billion. The Appellate Court remanded three issues to the U.S. District Court for additional findings and analysis. The issues are: (1) whether the U.S. District Court was correct in imposing a constructive trust over the stolen shares in favor of Motorola (the constructive trust was affirmed as to Nokia); (2) whether Motorola may collect its judgment against non-party companies owned and controlled by the Uzans, and (3) the amount of punitive damages the U.S. District Court may impose against defendants in favor of Motorola. As a result of this decision, enforcement actions have also recommenced in Switzerland. On November 5, 2004, defendants filed a petition for rehearing and rehearing en banc by the entire Appellate Court.

The Company continues to believe that the litigation, collection and/or settlement processes will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control and priority over Telsim and certain other interests and assets of the Uzans and this may make Motorola’s collection efforts in Turkey more difficult.

Foreign Proceedings

In 2002, the United Kingdom’s High Court of Justice, Queen’s Bench Division (the “UK Court”), on motion of MCC, entered a worldwide freezing injunction against Cem Uzan, Hakan Uzan, Kemal Uzan and Aysegul Akay, freezing each of their assets up to a value of $200 million. The Uzans were ultimately held in contempt of court and ordered to be incarcerated for failing to make a full disclosure concerning their worldwide assets. On June 12, 2003, the UK Court of Appeal affirmed the lower court’s decision against Cem Uzan and Aysegul Akay, but concluded that MCC was not able to enforce the freezing order against Hakan Uzan and Kemal Uzan because they had no assets in England and Wales. Consequently, the lower court’s rulings as to Hakan Uzan and Kemal Uzan were reversed. MCC has appealed this aspect of the Court of Appeal’s decision. The Court of Appeal agreed to stay its Orders in relation to Hakan Uzan and Kemal Uzan, so that the Worldwide Freezing Orders remain effective against them and their worldwide assets, pending MCC’s appeal to the House of Lords. As a result of the Court of Appeal’s decision, the UK assets of Cem Uzan and Aysegul Akay, which total approximately $12.7 million, remain frozen and MCC previously commenced the execution process in satisfaction of the U.S. District Court judgment. In December 2003, the House of Lords issued a final judgment, declining to hear an appeal from the Court of Appeal’s decision, thus keeping the Court of Appeals’ decision in place. These execution proceedings have now been recommenced with a hearing scheduled for December 6, 2004 on MCC’s request to domesticate its U.S. District Court judgment in the United Kingdom.

Motorola has also filed attachment proceedings in several other foreign jurisdictions resulting in the preliminary seizure of assets owned by the Uzans and various entities within their control. As set forth above, some of these execution proceedings are now ongoing (with some resulting payments to the Company), while others remain stayed.

On February 5, 2002, Telsim initiated arbitration against MCC in Switzerland at the Zurich Chamber of Commerce. In Telsim’s request for arbitration, Telsim acknowledged its debt, but has alleged that the disruption in the Turkish economy during 2001 should excuse Telsim’s failure to make payments on the MCC loans as required under the agreements between the parties. Telsim seeks a ruling excusing its failure to adhere to the original payment schedule and establishing a new schedule for repayment of Telsim’s debt to MCC. Telsim has failed to comply with its proposed new schedule, missing the first three payments totaling approximately $85 million. In August 2003, MCC moved the arbitration panel for a partial award, seeking a judgment for the $85 million. Telsim opposed the motion. On January 26, 2004, the arbitral tribunal granted MCC’s request and entered a Partial Final Award in favor of MCC and against Telsim in the amount of $85 million. MCC has initiated proceedings to enforce this award against Telsim in Turkey. On May 4, 2004, Telsim filed an opposition to this enforcement petition in Turkey. This proceeding has been discontinued (without prejudice) while MCC appeals the Turkish court’s ruling that MCC pay a multi-million dollar court fee. MCC has requested a second partial award of $40 million from the arbitration panel to account for a loan payment that would have been due at year-end 2003 even under Telsim’s proposed loan repayment schedule. On May 10, 2004, Telsim filed an opposition to this request for a partial award. In the opposition, Telsim claimed that since it is under new management subject to certain Turkish court orders prohibiting payment to private creditors (Telsim was taken over by the Turkish government from the Uzans in February 2004 pursuant to these court orders obtained by the Turkish government), it is no longer bound by the prior proposed debt re-scheduling. These proceedings are now stayed pending resolution of an appeal by the Company against a Turkish court’s decision that MCC was required to post a multi-million dollar, pre-filing court fee. In June 2004, MCC filed a request for a further award of $1.73 billion based on alleged further breaches of the financing agreements and a reply in support of MCC’s request for the $40 million partial award. A hearing was held on these matters in June 2004. Telsim filed an opposition to this $1.73 billion request in July 2004. The final evidentiary hearings are scheduled in this arbitration for the week of December 13, 2004.

On June 7, 2002, Rumeli Telfon (“Rumeli”) initiated arbitration against MCC in the Zurich Chamber of Commerce seeking a ruling requiring that MCC consent to Rumeli’s request to place the stock that was pledged to MCC (including improperly issued new shares, that effectively diluted MCC’s pledge from the contractually mandated 66% interest to a 22% interest) into an escrow account in Switzerland. Pursuant to the request of Rumeli, this arbitration is now stayed.

On June 19, 2002, Telsim initiated arbitration against Motorola, Ltd. and Motorola Komunikasyon Ticaret v.p. Servis Ltd. Sti., both wholly-owned subsidiaries of Motorola, before the International Chamber of Commerce in Zurich, Switzerland, initially seeking approximately 179 million pounds as damages for the defendants’ alleged sale of defective products to Telsim. Telsim increased the amount of its claim to approximately 300 million pounds. Motorola has denied the claims and has filed a counterclaim. Hearings were held in January, March and October 2004. On July 16, 2004, the arbitral panel ruled in favor of Motorola’s contention that an overall cap of liability applied to Telsim’s claims, but has not yet ruled on how the cap is to be computed.

On October 13, 2004, Motorola filed an arbitration claim in Washington, D.C., under a United States-Turkey bi-lateral investment treaty involving the Turkish government, which currently controls Telsim and claims priority over Motorola’s interest in Telsim.

Class Action Securities Lawsuits

A purported class action lawsuit, Barry Family LP v. Carl F. Koenemann, was filed against the former chief financial officer of Motorola on December 24, 2002 in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. It has been consolidated before the United States District Court for the Northern District of Illinois (the “Illinois District Court”) with 18 additional putative class action complaints which were filed in various federal courts against the Company, its former chief financial officer and various other individuals, alleging that the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (Telsim), in connection with the sale of telecommunications equipment by Motorola. In each of the complaints, plaintiffs proposed a class period of February 3, 2000 through May 14, 2001, and sought an unspecified amount of damages. On May 26, 2004, the Illinois District Court heard oral argument on the motion to dismiss and issued its decision on August 25, 2004, granting the motion in part and denying it in part. The court dismissed without prejudice the fraud claims against the individual defendants and denied the motion to dismiss as to Motorola. Although the court gave plaintiffs leave to replead against the individual defendants by filing an amended complaint, the plaintiffs chose not to file an amended complaint; therefore, the fraud claims against the individual defendants are dismissed. The court, however, declined to dismiss the plaintiffs’ claims that the individual defendants were “controlling persons of Motorola.” The court held that this is a question of fact that cannot be determined at the pleading stage.

In addition, a purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its officers and employees in the Illinois District Court alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in Motorola’s 401(k) Profit Sharing Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from May 16, 2000 to the present, and sought an unspecified amount of damages. On October 3, 2003, plaintiff filed an amended complaint asserting three claims for breach of fiduciary duties under ERISA against 24 defendants grouped into five categories. The amended complaint alleges the defendants violated ERISA by: (1) continuing to offer Motorola stock as an investment option under the Plan, even though it had become an imprudent investment due to Motorola’s dealings with Telsim and other third parties; (2) negligently making misrepresentations and negligently failing to disclose material information necessary for Participants to make informed decisions concerning their participation in the Plan; and (3) failing to appoint fiduciaries with the knowledge and expertise necessary to manage Plan assets, failing to monitor those fiduciaries properly, and failing to provide sufficient information to Participants and other Plan fiduciaries. On December 9, 2003, all but one of the defendants filed their motion to dismiss. On September 23, 2004, the Illinois District Court granted the motion in part and denied it in part. The court dismissed the plan committee defendants from the case, without prejudice, and left all other defendants in the lawsuit. On October 15, 2004, Howell filed a second amended complaint and a motion for class certification.

Charter Communications Class Action Securities Litigation

On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. In August 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. The amended complaint alleges that Motorola participated in a “scheme” with Charter in connection with this transaction to artificially inflate Charter’s earnings. On October 12, 2004, the court granted Motorola’s motion to dismiss, holding that there is no civil liability under the federal securities laws for aiding and abetting. On October 26, 2004, the plaintiff filed a motion for the reconsideration of the court’s decision.

Adelphia Communications Corp. Derivative Litigation

On July 23, 2004, Motorola was named as a defendant in Argent Classic Convertible Arbitrage Fund L.P., et al. v. Scientific-Atlanta, Inc., et al. (the “Argent Complaint”). The Argent Complaint was filed against Scientific Atlanta and Motorola in the Southern District of New York. The Argent Complaint alleges a federal law claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Adelphia securities. On October 12, 2004, Motorola filed a motion to dismiss the Argent Complaint.

On September 15, 2004, Motorola was named in a complaint filed in state court in Los Angeles, California, naming Motorola and Scientific Atlanta and certain officers of Scientific Atlanta, Los Angeles County Employees Retirement Association et al. v. Motorola, Inc., et al. The complaint raises claims under California law for aiding and abetting fraud and conspiracy to defraud and generally makes the same allegations as the other previously disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have already been filed and transferred to the Southern District of New York. There are no new substantive allegations. On October 8, 2004, Motorola filed a motion to remove the California state court case to federal court.

On October 25, 2004, Motorola was named in a complaint filed in state court in Fulton County, Georgia, naming Motorola and Scientific Atlanta and certain officers of Scientific Atlanta, AIG DKR SoundShore Holdings, Ltd., et al. v. Scientific Atlanta, et al. The complaint raises claims under Georgia law of conspiracy to defraud and generally makes the same allegations as the other previously disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have already been filed and transferred or are in the process of being transferred to the Southern District of New York. There are no new substantive allegations. Motorola intends to file a motion to remove the Georgia state court case to federal court.

See Item 3 of the Company’s Form 10-K for the fiscal year ended December 31, 2003, as well as Part II, Item 1 of the Company’s Form 10-Q for the fiscal quarters ended April 3, 2004 and July 3, 2004, for additional disclosures regarding pending matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended October 2, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/4/04 to 7/31/04	—	$—	—	—
8/1/04 to 8/28/04	3,982	$15.82	—	—
8/29/04 to 10/2/04	679	$17.59	—	—

Total	4,661	$16.08	—	—

(1)	All transactions involved the delivery to the Company of shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees under the Company’s equity compensation plans.

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

MOTOROLA, INC.

Date: November 9, 2004	By:	/S/ STEVEN J. STROBEL
Steven J. Strobel Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer of the Registrant)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.