Form 10-K
period 2004-12-31
MOTOROLA INC
filed 2005-03-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 2, 2004 was approximately $42.0 billion (based on closing sale price of $17.77 per share as reported for the New York Stock Exchange-Composite Transactions).
      The number of shares of the registrant’s Common Stock, $3 par value per share, outstanding as of January 31, 2005 was 2,450,481,840.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 2, 2005 are incorporated by reference into Part III.

i

PART I
       Throughout this 10-K report we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.
      We are making forward-looking statements in this report. Beginning on page 70 we discuss some of the business risks and factors that could cause actual results to differ materially from those stated in the forward-looking statements.
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
      In April 2004, the Company separated its semiconductor operations into a separate subsidiary, Freescale Semiconductor, Inc. (“Freescale Semiconductor”). In July 2004, an initial public offering of a minority interest of approximately 32.5% of Freescale Semiconductor was completed. On December 2, 2004, Motorola completed the spin-off of Freescale Semiconductor from the Company by distributing its remaining 67.5% equity interest in Freescale Semiconductor to Motorola shareholders. As of that date, Freescale Semiconductor is an entirely independent company. In general, discussions of the Company contained in this document reflect the Company’s structure at December 31, 2004, after the complete spin-off of Freescale Semiconductor.
      Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.

Business Segments
      Motorola reports six segments as described below.
Personal Communications Segment
      The Personal Communications segment (“PCS” or the “segment”) designs, manufactures, sells and services wireless handsets with integrated software and accessory products. In 2004, PCS net sales represented 54% of the Company’s consolidated net sales.

Principal Products and Services
      Our wireless subscriber products include wireless handsets, with related software and accessory products. We market our products worldwide to carriers and consumers through direct sales, distributors, dealers, retailers and, in certain markets, through licensees.

Our Industry
      We believe that total industry shipments of wireless handsets (also referred to as industry “sell-in”) increased in 2004 by approximately 25% compared to 2003. Demand from new subscribers was strong in emerging markets, including China, Latin America and Eastern Europe. Replacement sales in highly-penetrated markets were also strong due to generally improved economic conditions and compelling new phone designs and attractive features, such as cameras, large color displays, expanded software applications, advanced messaging functionality, advanced gaming features and an increased opportunity for personalization.
      In this environment, we were able to grow faster than the market and increase our overall market share. The industry forecasters predict that the wireless handset industry will continue to grow over the next several years as the transition to next-generation data-rich services, such as point-to-point video and higher speed data, continues.

Our Strategy
      PCS is focused on profitable and sustainable growth through close partnerships with our carrier customers, technology leadership and improving cost competitiveness. We are investing in the development of industry-leading GSM, CDMA, iDEN®, and 3G UMTS products, with an emphasis on winning greater market share through compelling designs, more feature-rich handsets, including handsets with large color displays and cameras, and on-time delivery of products to our customers.
      We are focused on enhanced partnerships with our customers by aligning with their business strategies and objectives. A core component of our customer partnership strategy is the expansion of opportunities for carrier customers to increase average revenue per user (ARPU). By utilizing customizable platforms, we enable our carrier customers to go to market with handsets that feature differentiated user interfaces, such as consumer personalization, to help them build consumer loyalty. These platforms also generate revenue opportunities for our carrier customers by supporting data productivity applications, gaming, music and other entertainment offerings and customized content.
      During 2004, we continued to build on our technology leadership with the launch of 60 new products, resulting in a strong, well-balanced portfolio across regions, technologies, price tiers and form factors. The new portfolio includes iconic models such as the RAZR V3 and the StarTac Classic; the continued delivery of 3G UMTS handsets; the introduction of EDGE-enabled GSM handsets; and products using Open Source technologies such as Linux and Javatm, as well as products featuring the Microsoft Windows Mobiletm operating system. We believe we have the most comprehensive and proven line-up of 3G UMTS handsets in the industry. We introduced many products based on our platform design strategy that leverages design effectiveness and supply chain operations, improving product quality and time to market. Many of our products feature Bluetooth® technology to support advanced wireless functions, including wireless headsets. For handsets using iDEN technology, we

Note: When discussing the net sales for each of our six segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, $963 million of intracompany sales were eliminated as part of the consolidation process in 2004. As a result, the percentages of consolidated net sales for each of our business segments sum to greater than 100% of the Company’s consolidated net sales.

introduced the first product with an integrated camera, increased our portfolio of GPS-enabled handsets and expanded the portfolio of handsets targeted specifically at the prepaid market.
      As part of our efforts to improve our brand, we are developing youth-driven brand partnerships that will support a consumer-centric design philosophy and further reinforce the brand strength generated by our MOTO marketing activities. Additionally, PCS product offerings have played a key role in reinvigorating the Motorola brand among consumers worldwide, which we expect will help fuel demand for new products and experiences during 2005 and beyond.
      The success of our strategy is evidenced by our continued market leadership in several key markets and significant sales growth for the full year 2004 compared to the full year 2003. We attribute this success to our strong replacement sales in developed markets and sales to new subscribers in developing countries.

Customers
      The PCS customer partnership strategy continues to focus on strengthening relationships with our top customers. PCS has several large customers, worldwide, the loss of one or more of which could have a negative impact on our results. In 2004, purchases of iDEN® products by Nextel Communications, Inc. (“Nextel”) and its affiliates comprised approximately 14% of our segment’s net sales. In addition to Nextel, the largest of our end customers include Cingular, China Mobile and Vodafone. Besides selling directly to carriers and operators, PCS also sells products through a variety of third-party distributors and retailers, which account for approximately 30% of the segment’s net sales. The largest of these represented approximately 5% of the segment’s net sales in 2004 and is our primary distributor in Latin America.
      Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and more than 60% of our net sales, are outside the U.S. The largest of these international markets are China, the United Kingdom and Brazil. Compared to 2003, the segment saw substantial sales growth in all regions of the world as a result of an improved product portfolio, strong market growth in the emerging markets, and high replacement sales in the more mature markets.
      In North America, the industry saw consolidation of some major carriers, including some of the segment’s largest customers. The segment did not see any significant impact on its business in 2004 as a result of these consolidations, nor do we foresee any significant impact from these consolidations in the future.
      Nextel is our largest customer and we have been their sole supplier of iDEN handsets and core network infrastructure equipment for over ten years. Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. In December 2004, Motorola announced that it reached an agreement with Nextel to extend the companies’ iDEN infrastructure and iDEN subscriber supply agreements for a period from January 1, 2005 through December 31, 2007. Motorola also announced an agreement with Nextel for implementation of Next Generation Dispatch, a new Internet Protocol-based call processing engine designed to replace the current call-processing system. In addition, Motorola has developed a new 6:1 vocoder which will allow Nextel to increase capacity on its current system. Nextel has announced its intention to activate the 6:1 vocoder in substantially all of its markets in 2005. In December 2004, Nextel and Sprint Corp. (“Sprint”) announced an intended merger of their companies. The segment does not anticipate any significant impact to its business in 2005 as compared to 2004 as a result of this merger.

Competition
      The segment believes it increased overall market share in 2004 and solidified its hold on the second-largest worldwide market share of wireless handsets. The segment experiences intense competition in worldwide markets from numerous global competitors, including some of the world’s largest companies. The segment’s primary competitors are European and Asian manufacturers. Currently, its largest competitors include Nokia, Samsung, LG, Siemens and Sony Ericsson.
      We believe the ability to differentiate our products and provide additional value to our customers will be increasingly realized, primarily through the continued introduction of unique and compelling product designs, the addition of new features to enhance our products and through consumer experiences. These consumer experiences will be shaped by the user interface and software applications that can be delivered on handsets at point of purchase and beyond. The segment utilizes Javatm technology to better leverage the largest wireless developer community in the world. The segment also uses the Microsoft Windows Mobiletm operating system for its MPx product line.

      General competitive factors in the market for our products include: time-to-market; brand awareness; technology offered; price; product performance, features, design, quality, delivery and warranty; the quality and availability of service; company image and relationship with key customers.

Payment Terms
      The segment’s customers and distributors buy from us regularly with payment terms that are competitive with current industry practices. These terms vary globally and range from cash-with-order to 60 days. Payment terms allow the customer or distributor to purchase products from us on a periodic basis and pay for those products at the end of the agreed term applicable to each purchase. A customer’s outstanding credit at any point in time is limited to a predetermined amount as established by management. Extended payment terms beyond 60 days are provided to customers on a case-by-case basis. Such extended terms are not related to a significant portion of our revenues.

Regulatory Matters
      Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries throughout the world, and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of the new licenses required to use frequencies and any related frequency relocation costs.
      The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include Wireless Local Area Network systems such as WiFi, and Wide Area Network systems such as WiMax. Other countries also deregulated portions of the available spectrum to allow these and other new technologies, which can be offered without spectrum license costs and may introduce new competition and new opportunities for Motorola and our customers.

Backlog
      The segment’s backlog was $1.5 billion at December 31, 2004, compared to $2.2 billion at December 31, 2003. The 2004 backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2005. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the amount recognized to change. In 2004, the segment had strong order growth but backlog decreased as a result of the segment’s improved ability to meet demand for new products in a more timely manner. Backlog at the end of 2003 was above normal due to a key component supply constraint which resulted in the segment’s inability to meet the demand for certain new products in the fourth quarter of 2003.

Intellectual Property Matters
      Patent protection is extremely important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment licenses certain of its patents to third parties and generates revenue from these licenses. Motorola is also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses. The protection of these licenses is also important to the segment’s operations. Reference is made to the material under the heading “Other Information” for information relating to patents and trademarks and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality
      PCS’s practice is to carry reasonable amounts of inventory in distribution centers in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2004, the segment had a slightly higher inventory balance than at the end of 2003. The increased inventory is to support anticipated higher first quarter 2005 sales compared to the first quarter of 2004. We also made certain strategic purchases of critical components to support the anticipated sales.

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
      The segment typically experiences increased sales in the fourth calendar quarter and lower sales in the first calendar quarter of each year. Sales of wireless handsets and related products increase during the year-end holiday season.

Our Facilities/ Manufacturing
      Our headquarters are located in Libertyville, Illinois. Our major facilities are located in Libertyville, Illinois; Plantation, Florida; Flensburg, Germany; Tianjin, China; Singapore; Jaguariuna, Brazil; and Seoul, Korea. We also maintain interests in joint ventures in Hangzhou, China. Additional engineering, software development and administration offices are located in San Diego and Sunnyvale, California; South Plainfield, New Jersey; Champaign, Illinois; Fort Worth, Texas; Boynton Beach, Florida; Basingstoke, England; Toulouse, France; Torino, Italy; Taipei, Taiwan; and Beijing, China. As planned, certain manufacturing was ceased in Flensburg, Germany during the first quarter of 2004 and the Boynton Beach, Florida facility was vacated in 2004.
      We also use several electronics manufacturing suppliers (EMS) and original design-manufacturers (ODM) to enhance our ability to lower our costs and deliver products that meet consumer demands in the rapidly-changing technological environment.
      In 2004, our handsets were primarily manufactured in Asia, including products manufactured for us by third parties. We expect this trend to continue in 2005. Our largest manufacturing facilities are located in China, Singapore, Brazil, Malaysia and Korea. Each of these facilities serves multiple countries and regions of the world. In 2004, approximately one-third of our handsets were manufactured by third parties, who primarily manufacture in Asia. In 2005, this percentage is expected to remain consistent.
Global Telecom Solutions Segment
      The Global Telecom Solutions segment (“GTSS” or the “segment”) designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. In 2004, GTSS net sales represented 17% of the Company’s consolidated net sales.

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

Our Industry
      The wireless infrastructure industry experienced significant growth in 2004 after three years of decline. The segment believes that its 24% increase in net sales outpaced overall sales growth in the industry, and resulted in increased market share for the segment in 2004.
      The industry’s migration to 3G systems, which are high-capacity wireless networks designed to provide enhanced data services, improved Internet access and increased voice capacity, is currently focused primarily on two technologies—CDMA2000 1X and UMTS. GTSS is a supplier for both of these technologies. CDMA markets have begun to deploy CDMA2000 1X-EVDO technology, which provides increased data bandwidth compared to

CDMA2000 1X. In addition, many GSM markets, particularly those in Western Europe, have begun to deploy UMTS.

Our Strategy
      We are executing on a strategy to enhance our position as an end-to-end supplier of wireless infrastructure. GTSS continues to invest in major radio access technologies: CDMA2000 1X, CDMA2000 1X-EVDO, iDEN®, GSM, GPRS (General Packet Radio Service, which is a 2.5G technology), EDGE (a technology that provides data bandwidth higher than GPRS in existing GSM spectrum assignments), UMTS and HSDPA (High Speed Downlink Packet Access, an evolution from UMTS technology that offers improved performance benefits and reduced costs to operators). In 2004, GTSS deployed its soft switch product in certain markets in Asia and Latin America. The market for wireless soft switch continues to grow, and we believe GTSS is a leader in providing these next-generation wireless soft switch IP networks.
      Our network products are further enhanced by a portfolio of services that reduce operator capital expenditure requirements, increase network capacity and improve system quality. These quality improvements benefit operators through increased customer satisfaction, greater usage and lower churn, all of which can have a positive impact on operator financial results. GTSS also expanded its market presence in emerging markets, many of which have higher subscriber growth rates than those in mature markets.
      We also continue to build on our industry-leading position in push-to-talk over cellular (PoC) technology. We have executed agreements to launch our PoC product application on both GPRS and CDMA2000 1X networks. To date, the segment has 23 contracts in 27 countries.

Customers
      Due to the nature of the segment’s business, the agreements it enters into are primarily long-term contracts with major operators that require sizeable investments by customers. In 2004, five customers represented approximately 54% of the segment’s net sales (China Mobile; China Unicom; KDDI, a service provider in Japan; Nextel and its affiliates; and Verizon). The loss of any of the segment’s large customers, in particular these customers, could have a material adverse effect on the segment’s business. Further, because contracts are long-term, the loss of a major customer would impact revenue and earnings over several quarters.
      Nextel is our largest customer, representing 17% of the segment’s net sales in 2004, and we have been their sole supplier of iDEN handsets and core network infrastructure equipment for over ten years. Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. In December 2004, Motorola announced that it reached an agreement with Nextel to extend the companies’ iDEN infrastructure and iDEN subscriber supply agreements for a period from January 1, 2005 through December 31, 2007. Motorola also announced an agreement with Nextel for implementation of Next Generation Dispatch, a new Internet Protocol-based call processing engine designed to replace the current call-processing system. In addition, Motorola has developed a new 6:1 vocoder which will allow Nextel to increase capacity on its current system. Nextel has announced its intention to activate the 6:1 vocoder in substantially all of its markets in 2005. In December 2004, Nextel and Sprint announced an intended merger of their companies. The segment does not anticipate any significant impact to its business in 2005 as compared to 2004 as a result of this merger.
      KDDI has been successful with its all-Motorola 800MHZ CDMA2000 1X network in Japan. In 2004, Motorola and KDDI began deployment of a CDMA2000 1X network in the 2GHZ band. This new packet-based 2GHz network is expected to allow KDDI to provide more advanced features and expand its subscriber base.

Competition
      GTSS experiences competition in worldwide markets from numerous competitors, ranging in size from some of the world’s largest companies to small, specialized firms. Ericsson has maintained its market leadership position. Five vendors with similar market share positions including Motorola, Nokia, Siemens, Lucent and Nortel trail Ericsson. Alcatel, Samsung and NEC are also significant competitors. Competition will continue to intensify as new Chinese infrastructure vendors like Huawei and ZTE enter the market.

      We have experienced significant competition in the markets for our products and services, especially as the industry transitions to 3G technologies. GTSS is a supplier of 3G equipment for both CDMA2000 1X and UMTS technologies, although we have a much stronger position in CDMA2000 1X.
      Competitive factors in the market for the segment’s products include: technology offered; price; payment terms; availability of vendor financing; product and system performance; product features, quality, delivery, availability and warranty; the quality and availability of service; company image; relationship with key customers; and time-to-market. Price is a major area of competition and often impacts margins for initial system bids, particularly in emerging markets. Time-to-market has also been an important competitive factor, especially for new systems and technologies.

Payment Terms
      GTSS contracts typically include implementation milestones, such as delivery, installation and system acceptance. Generally, these milestones can take anywhere from 30 to 180 days to complete. Customer payments are typically tied to the completion of these milestones. Once a milestone is reached, payment terms are generally 30 to 60 days. As required for competitive reasons, we may arrange or provide for extended payment terms or long-term financing in connection with equipment purchases. We directly provided long-term financing of approximately $23 million to one customer in 2004; approximately $16 million to two customers in 2003; and approximately $47 million to four customers in 2002.

Regulatory Matters
      Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries throughout the world, and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of the new licenses required to use frequencies and any related frequency relocation costs.
      The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include Wireless Local Area Network systems such as WiFi, and Wide Area Network systems such as WiMax. Other countries also deregulated portions of the available spectrum to allow these and other new technologies, which can be offered without spectrum license costs and may introduce new competition and new opportunities for Motorola and our customers.

Backlog
      The segment’s backlog was $1.9 billion at December 31, 2004, compared to $1.6 billion at December 31, 2003. The 2004 order backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue during 2005. The forward-looking estimates of the firmness of such orders are subject to future events that may cause the amount recognized to change.

Intellectual Property Matters
      Patent protection is extremely important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, systems, technologies, and manufacturing processes. The segment licenses certain of its patents to third parties and generates modest revenue from these licenses. Motorola is also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses. The protection of these licenses is also important to the segment’s operations. Reference is made to the material under the heading “Other Information” for information relating to patents and trademarks and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality
      The segment’s practice is to carry reasonable amounts of inventory in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2004, the segment had a 26% increase in inventory as compared to the end of 2003, primarily due to expected increased sales volumes in 2005.
      Where economically and technically feasible, materials used in the segment’s operations are generally second-sourced to ensure a continuity of supply. Occasionally, shortages or extended delivery periods occur for various component parts, the effects of which are generally short in duration.
      Natural gas, electricity and, to a lesser extent, oil are primary sources of energy for the segment’s operations. Current supplies of these forms of energy are generally considered to be adequate for this segment’s operations in both U.S. and non-U.S. locations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of these items could affect the segment’s results.
      Generally the segment’s contracts do not include a right of return other than for standard warranty provisions. For new product introductions, we may enter into milestone contracts wherein if we do not achieve the milestones, the product could be returned.
      Our business does not have seasonal patterns for sales.

Our Facilities/ Manufacturing
      Our headquarters are located in Arlington Heights, Illinois. Major design centers include Arlington Heights and Schaumburg, Illinois; Chandler, Arizona; Fort Worth, Texas; Tewksbury, Massachusetts; Cork, Ireland; Bangalore, India; and Swindon, U.K. We operate manufacturing facilities in Schaumburg, Illinois; Fort Worth, Texas; Hangzhou and Tianjin, China; Swindon, U.K.; and Jaguariuna, Brazil. A majority of our manufacturing is conducted in China, with nearly 100% of printed circuit board assembly for the segment performed by outsourcers in China.
Commercial, Government and Industrial Solutions Segment
      The Commercial, Government and Industrial Solutions segment (“CGISS” or the “segment”) provides customized and commercial off-the-shelf, mission-critical integrated communications and information systems. In 2004, CGISS net sales represented 15% of the Company’s consolidated net sales.

Principal Products and Services
      CGISS designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, courier, transportation and other worldwide markets. The business continues to invest in the market for broadband data, including infrastructure, devices, service and applications. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services. These applications and services provide our customers with computer-aided dispatch, field based reporting, records management and fingerprint matching capabilities.
      Our products are sold directly through our own distribution force or through independent authorized distributors and dealers, commercial mobile radio service operators and independent commission sales representatives. Our distribution organization provides systems engineering and installation and other technical and systems management services to meet our customers’ particular needs. The customer may also choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of our authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations.

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
      Spending by the segment’s government and public safety customers is affected by government budgets at the national, state and local levels. In the U.S., where the majority of the segment’s sales occur, the 2005 Department of Homeland Security Appropriations Act was passed in October 2004, providing for an increase over 2004’s discretionary spending budget. However, it is very difficult to tell how much of that funding will be used for communications needs. Also, recent U.S. federal government budget proposals have indicated potential funding reductions to state and local agencies that purchase our products and systems. In addition, even in light of limited budgets for local governments and public safety agencies, the segment sees increased prioritization of limited government funds towards funding of safety and security projects. Particularly, customers in the government market are interested in two-way radio systems and integrated solutions that enhance interoperability and compatibility. Accordingly, the segment does not expect reductions in U.S. federal government funding to state and local agencies to have a material impact on its business in 2005. The segment will continue to work closely with all pertinent government departments and agencies to ensure that two-way radio and wireless communications is positioned as a critical need for homeland security.
      The scope and size of systems requested by some of our customers are increasing, including requests for countrywide and statewide systems. These larger systems are more complex and include a wide range of capabilities. Larger system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects. In 2004, we were awarded several larger system projects, including projects for the U.S. Postal Service, the Austrian Ministry of Interior and the Commonwealth of Virginia. The scope of these and related projects vary, however, they are: (i) generally longer term arrangements, up to 25 years, (ii) cover a wider geography or a larger user group, and (iii) include the sale of infrastructure, systems integration, subscriber products and/or managed services. In 2005, we expect the trend towards larger systems to continue.

Our Strategy
      Key elements in our strategy include: (i) providing integrated voice, data and broadband over wireless systems at the local, state and national government levels globally; (ii) continued migration from analog to digital end-to-end radio systems; (iii) providing Project 25 and TETRA standards-based voice and data networking systems around the world; (iv) the implementation of interoperable communications and information systems, especially related to global homeland security; and (v) increasing sales to enterprise customers. We are working with national governments to design and sell countrywide radio systems that are shared by police, fire, emergency services and, in some cases, military agencies. We are also providing essential integrated software applications. These applications, which have been the result of internal development and acquisitions, enhance our customer’s business processes, enabling them to fulfill their missions in public safety, criminal justice and public service. Our product lines include computer-aided dispatch, records management systems, criminal and civil automated fingerprint identification systems, mobile data applications and devices, corrections management systems, and customer service request systems, as well as other related products.

Customers
      The principal customers for two-way radio products and systems include: public-safety agencies, such as police, fire, emergency management services and military; petroleum companies; gas, electric and water utilities; courier companies; telephone companies; diverse industrial companies; transportation companies, such as railroads, airlines, taxicab operations and trucking firms; institutions, such as schools and hospitals; and companies in construction, manufacturing and service businesses. We sell our products to various local, state, provincial and national agencies for many uses, including homeland security. Net sales to customers in North America accounted for 66% of the segment’s net sales in 2004.
      We have a large number of customers worldwide. The combined net sales from our top 5 customers worldwide represent about 11% of 2004 segment net sales. A loss or reduction in purchasing levels by a single customer or a few customers could, but is not likely to, have a material adverse effect on our financial results.

Competition
      We are a leading worldwide supplier of two-way radio communications products, services and systems. We provide communications and information systems compliant with both existing industry digital standards, TETRA and Project 25. We experience widespread, intense competition from numerous competitors ranging from some of the world’s largest diversified companies to foreign, state-owned telecommunications companies to many small, specialized firms. Many competitors have their principal manufacturing operations located outside the U.S., which may serve to reduce their manufacturing costs and enhance their brand recognition in their locale. Major competitors include: M/ A-Com (Tyco), Nokia, Kenwood, E.F. Johnson, EADS Telecommunications and large system integrators.
      We may also act as a subcontractor to large system integrators based on a number of competitive factors and customer requirements. As demand for fully-integrated voice, data and broadband over wireless systems at the local, state and national government levels continues, we may face additional competition from public telecommunications carriers.
      Competitive factors for our products and systems include: price; technology offered and standards compliance; product features, performance, quality, availability, delivery and support; and the quality and availability of support services and systems engineering, with no one factor being dominant. An additional factor is the availability of vendor financing, as customers continue to look to equipment vendors as an additional source of financing.

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
      The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include Wireless Local Area Network systems such as WiFi, and Wide Area Network systems such as WiMax. Other countries also deregulated portions of the available spectrum to allow these and other technologies, which can be offered without spectrum license costs and may introduce new competition and new opportunities for Motorola and our customers.
      On February 7, 2005, Nextel Communications agreed to a plan by federal regulators designed to address interference from Nextel cellular phones with hundreds of public safety communications systems in the U.S. According to the FCC, the agreement should dramatically reduce the likelihood of interference. Nextel will be required to fund certain costs necessary to relocate those impacted users into the 800MHz spectrum. CGISS will continue to work with our customers that are impacted by this plan and expects that this will have an overall positive impact on the CGISS business over the next several years. However, the impact in the short term is uncertain and yet to be quantified, as all of the details of the plan are not finalized.

Backlog
      The segment’s backlog was $2.1 billion at December 31, 2004, compared to $1.7 billion as of December 31, 2003. The 2004 backlog amount is believed to be generally firm, and approximately 66% of that amount is expected to be recognized as revenue during 2005. This forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Intellectual Property Matters
      Patent protection is very important to the segment’s business. We actively participate in the development of open standards for interoperable, mission critical digital two-way radio systems. We have published our technology and licensed patents to signatories of the industry’s two primary memorandums of understanding defined by the Telecommunications Industry Association (TIA) Project 25 and European Telecommunications Standards Institute (ETSI) Terrestrial Trunked Radio (TETRA). Royalties associated with these licenses are not expected to be material to the segment’s financial results. Reference is made to the material under the heading “Other Information” for information relating to patents and trademarks, and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality
      The segment provides custom products based on assembling basic units into a large variety of models or combinations. This requires the stocking of inventories and large varieties of piece parts and replacement parts, as well as a variety of basic level assemblies in order to meet delivery requirements. Relatively short delivery requirements and historical trends determine the amounts of inventory to be stocked. To the extent suppliers’ product life cycles are shorter than the segment’s, stocking of lifetime buy inventories is required. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle, including radios that have been canceled within the last 10 years.
      Availability of the materials and components required by the segment is relatively dependable, but normal fluctuations in market demand and supply could cause temporary, selective shortages and affect results. Direct sourcing of materials and components from foreign suppliers is becoming more extensive. We operate certain offshore manufacturing plants, the loss of one or more of which could constrain our production capabilities and affect the segment’s financial results. We currently source certain raw materials from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our operations.
      Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for the segment’s operations. Current supplies of these forms of energy are generally considered to be adequate for this segment’s operations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of these items could affect the segment’s results.
      Generally, we do not permit customers to return products. We typically have stronger sales in the fourth quarter of the year because of government and commercial spending patterns, as well as the timing of new product releases.

Our Facilities/ Manufacturing
      Our headquarters are located in Schaumburg, Illinois, and our major manufacturing and distribution facilities are located in Elgin and Schaumburg, Illinois; Tianjin, China; Penang, Malaysia; Berlin and Taunusstein, Germany; and Arad, Israel. The majority of our products are integrated/manufactured in Schaumburg, Illinois; Berlin, Germany; and Penang, Malaysia.
Integrated Electronic Systems Segment
      The Integrated Electronic Systems segment (“IESS” or the “segment”) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems. In 2004, IESS net sales represented 9% of the Company’s consolidated net sales.

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
      The Energy Systems Group (“ESG”) delivers complete portable energy storage products and systems for many of today’s leading brand-name wireless handsets, handheld computers and other portable electronic products. A significant portion of ESG’s sales are to other businesses within Motorola, including the wireless handset business, PCS, and the public safety and enterprise communications business, CGISS.
      The Embedded Communications Computing Group (“ECCG”), formerly known as the Motorola Computer Group (“MCG”), specializes in standards-based, embedded computing systems that are integrated by OEMs into a wide variety of products in the telecommunications, industrial automation, defense, medical and aerospace industries. In August 2004, the Company acquired Force Computers, a worldwide designer and supplier of open, standards-based and custom embedded computing solutions. Force Computers was integrated with MCG, and the two combined entities were renamed the Embedded Communications Computing Group.
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
      In 2004, net sales were up for ACES due to new electronic controls and telematics products. ESG net sales increased primarily due to increased shipments of wireless handset devices by PCS. ECCG net sales increased due to the Force Computers acquisition and increased demand for commercial, off-the-shelf embedded computing systems.

Our Strategy
      The strategy of the businesses that make up the segment is to accelerate growth by increasing share in existing markets and by expanding into related market segments. ACES continues to grow as automotive OEMs expand the electronic content in their vehicle’s powertrain, chassis, sensor, interior electronics and telematics systems. Going forward, the growth in the global automotive electronics market is expected to outpace the growth rate of global vehicle production. ACES is well positioned to take advantage of this growth.
      We expect ECCG to grow by leading the move to higher utilization of standards-based embedded computing systems. Growth also is expected as a result of the acquisition of Force Computers, which we expect to enable ECCG to provide solutions for a wider range of customer applications needs, supported by a broader portfolio of boards, systems and services. These products enable OEMs in telecommunications, industrial automation, defense and aerospace industries to acquire commercial, off-the-shelf computing systems instead of creating these systems with in-house engineering resources. This change enables OEMs to provide more cost-effective computing systems and to focus their own research and development on applications that add value to and differentiate the computing system.
      ESG’s growth is tied to the volume of portable devices in the mobile computing and portable communications markets.

Customers
      In 2004, 60% of the segment’s net sales were to four customers: 19% to Motorola, 17% to General Motors, 12% to Ford and 12% to Daimler Chrysler. Our largest customer within Motorola is the wireless handset business, PCS. The loss of a significant portion of any of these customers’ business could have a material adverse effect upon the segment.

Competition
      Demand for the products of ACES is linked to automobile sales in the U.S. and other countries and the level of electronic content per vehicle. Demand for ESG products is strongly linked to the sales of other Motorola businesses, particularly the sales of our wireless handset business, the group’s largest customer. Demand for ECCG products is linked to sales of telecommunications, manufacturing, and other infrastructure systems in the U.S. and other countries. The segment experiences competition from numerous global competitors, including automobile manufacturers’ affiliated electronic control suppliers.
      ACES is the leader for embedded telematics systems and products, as well as a leader for pressure sensor products; key competitors include Delphi and Visteon. ESG is one of the largest providers of portable energy storage products and systems; key competitors include Sony, Panasonic, and Sanyo. ECCG is a leader in VME technology (the industry’s first widely-adopted embedded computing standard) and the leading CompactPCI Systems supplier; key competitors include Radisys and Kontron.
      Competitive factors in the sale of the segment’s products include: price; product quality, performance and delivery; supply integrity; quality reputation; responsiveness; and design and manufacturing technology.

Payment Terms
      Generally, contract payment terms range from 30 to 60 days.

Backlog
      The segment’s backlog was $424 million at December 31, 2004, compared to $347 million at December 31, 2003. The 2004 backlog is believed to be generally firm and approximately 100% of that amount is expected to be recognized as revenue during 2005. This forward looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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
      In certain circumstances generally pursuant to warranties, we permit customers to return products. We believe that the return policies in all businesses conform to standard industry practices. Our business has not experienced significant seasonal buying patterns.

Our Facilities/ Manufacturing
      Our headquarters are located in Deer Park, Illinois. We also have major facilities located in Tempe, Arizona; Lawrenceville, Georgia; Farmington Hills, Michigan; Elma, New York; Seguin, Texas; Nogales, Mexico; Tianjin, China; Angers, France; Munich, Germany; and Penang, Malaysia. Most of our ACES products are manufactured in our Seguin, Texas and Nogales, Mexico facilities. We manufacture all of our ESG products in Asia, primarily in two of our facilities in China and Malaysia. The manufacture of ECCG products has been transferred to contract manufacturers and our facility in Nogales, Mexico.

Broadband Communications Segment
      The Broadband Communications segment (“BCS” or the “segment”) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems (“CMTS”), as well as Internet Protocol (“IP”)-based telephony products, (iii) access network technology, including hybrid fiber coaxial network transmission systems and fiber-to-the-premise (“FTTP”) transmission systems, used by cable television operators, (iv) digital satellite television systems; (v) direct-to-home (“DTH”) satellite networks and private networks for business communications, and (vi) high-speed data, video and voice broadband systems over existing phone lines. In 2004, BCS net sales represented 7% of the Company’s consolidated net sales.

Principal Products and Services
      The segment is a leading provider of end-to-end networks used in the cable television industry for the delivery of video, voice and data services over hybrid fiber coaxial networks. These broadband networks include products used to transport programming by broadcasters, products used at the cable operator’s headend (central office) and products used at the cable operator’s outside transmission plant. We also sell a suite of interactive digital set-top terminals for the end customer’s home that enable advanced interactive entertainment and informational services, including video-on-demand (“VOD”), digital video recording (“DVR”), Internet access, e-mail, e-commerce, chat rooms, pay-per view, and decoding and processing of high definition television (“HDTV”) to be transmitted over networks using our technology and other IP services. Our interactive digital set-top terminals also deliver advanced interactive services focused on digital video broadcast-compliant (“DVB-compliant”) markets around the world. We also provide digital system control equipment, encoders, access control equipment and a wide range of digital satellite receivers. Our digital business (set top boxes and video infrastructure equipment) accounted for approximately 60% of our revenue in 2004 and is expected to account for a substantial portion of our revenues for the foreseeable future.
      Our Surfboard® family of cable modems delivers high-speed Internet access to subscribers over cable networks. These Surfboard® products also include wireless networking devices with high-speed Internet access for a complete home, small office or small-to-medium enterprise communications system.
      To complete the end-to-end broadband network system, we design and manufacture a diverse family of broadband infrastructure access applications for broadband services including video, voice, and data communications. These products include CMTS, headend products, amplifiers, taps, passives and optoelectronics.
      Our products are marketed primarily to cable television operators, satellite television programmers, and other communications providers worldwide and are sold primarily by our sales personnel who are skilled in the technology of these systems. We have also expanded our traditional distribution channels by selling directly to consumers in a variety of retail markets. Through retail, we market and sell cable modems, cordless telephones, home networking products and advanced digital set-top terminals. We have also expanded our product solutions for specific applications, including home and family monitoring.

Our Industry
      Demand for our products depends primarily on: (i) capital spending by providers of broadband services for constructing, rebuilding or upgrading their communications systems, and (ii) the marketing of advanced communications services by those providers. The amount of spending by these providers, and therefore a majority of our sales and profitability, are affected by a variety of factors, including: (i) general economic conditions; (ii) the continuing trend of consolidation within the cable and telecommunications industries; (iii) the financial condition of cable television system operators and alternative communications providers, including their access to financing; (iv) the rate of digital penetration; (v) technological developments; (vi) standardization efforts that impact the deployment of new equipment; and (vii) new legislation and regulations affecting the equipment sold by the segment. In 2004, our customers increased their spending on our products, primarily due to the increase in digital video and data subscribers and the deployment of advanced video platforms by cable operators for HDTV/DVR applications.

Our Strategy
      We continue to focus on our strategy to innovate and enhance our end-to-end network portfolio. We are focused on accelerating the rate of digital penetration by broadband operators in North America through the introduction of an enhanced suite of digital set-top terminals, including more cost-effective products designed to increase the number of set-tops per household, as well as higher-end products for premium service, including HDTV and DVR applications. We also continue to focus on opportunities in regions outside of North America, including the development of digital video products designed to be compliant with technology required in these regions.
      We are focused on enhancing and expanding our infrastructure offerings, including next-generation products in the CMTS and fiber optic network markets. Sales of our CMTS infrastructure products increased in 2004 and are expected to continue to increase in 2005 as cable operators build out their networks to accommodate enhanced data and voice over IP applications. We also will continue to expand our portfolio of data products beyond the traditional cable modem business and into voice modems. We are focused on providing home networking and monitoring products, including wireless networking devices with high-speed Internet access for a complete home, small office or small-to-medium enterprise communications system.

Customers
      We are dependent upon a small number of customers for a significant portion of our sales. The vast majority of our sales are in the U.S.—where a small number of large cable television multiple system operators (MSOs) own a large portion of the cable systems and account for a significant portion of the total capital spending in the industry. Comcast Corporation accounted for approximately 30% of the segment’s net sales in 2004. The loss of business in the future from Comcast or any of the other major MSOs could have a material adverse effect on the segment’s business.

Competition
      The businesses in which we operate are highly competitive.
      The rapid technological changes occurring in each of the markets in which we compete are expected to lead to the entry of many new competitors.
      We compete worldwide in the market for digital set-top terminals for broadband and satellite networks. Based on 2004 annual sales, we believe we are the leading provider of digital cable set-top terminals in North America. Our digital cable set-top terminals compete with products from a number of different companies, including: (i) those that develop and sell substitute products that are distributed by direct broadcast satellite (DBS) service providers through retail channels, (ii) those that develop, manufacture and sell products of their own design, and (iii) those that license technology from us or other competitors. In North America, our largest competitor is Scientific-Atlanta. Other competitors in North America include Cisco, Arris, and C-COR. Outside of North America, where we have a smaller market position, we compete with many equipment suppliers, including several consumer electronics companies.
      The traditional competitive environment in the North American cable market continues to change for several reasons. First, based on our customers’ requirements, we have begun and will continue to license certain of our technology to certain competitors. In 2005, we expect to license our technology to more licensees, which may result in increased competition for sales of digital set-top terminals in our markets. Second, per OpenCable specifications, televisions were introduced in 2004 that will no longer require a digital set-top box for one-way broadcast digital services. Future versions of this specification will enable similar devices to access pay-per-view and VOD applications without a set-top box. The FCC also has mandated that digital tuners be incorporated into all television sets sold in the U.S. by 2006. Television manufacturers are expected to integrate technology that is available in our set-top terminals into their products in the future and bypass the need for a set-top terminal for certain applications.
      Historically, reception of digital television programming from the cable broadband network required a set-top terminal with security technology that was compatible with the network. This security technology has limited the availability of set-top terminals to those manufactured by a few cable network manufacturers, including Motorola. The FCC has enacted regulations requiring separation of security functionality from set-top terminals by July 1, 2006. To meet this requirement, we have developed security modules for sale to cable operators for use with our own and third-party set-top terminals. As a step towards this implementation, in 2002, the cable industry and consumer electronic manufacturers agreed to a uni-directional security interface that allows third-party devices to access broadcast programming (not pay-per-view or VOD) with a security device. These devices became widely available in 2004. A full two-way security interface specification is in development, and compliant devices are likely to be available in 2006. These changes are expected to increase competition and encourage the sale of set-top terminals to consumers in the retail market. Traditionally, cable service providers have leased the set-top terminal to their customers.
      All of these changes could adversely impact our competitive position and our sales and profitability. Most of our sales and profits arise from the sale of our set-top terminals.
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

Payment Terms
      Generally, our payment terms are consistent with the industry and range from 30 to 60 days. Extended payment terms are provided to customers from time to time on a case-by-case basis. Such extended terms are isolated in nature and historically have not related to a significant portion of our revenues.

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

Backlog
      The segment’s backlog was $314 million at December 31, 2004, compared to $299 million at December 31, 2003. The increase in backlog and related orders primarily reflects increased orders from our customers for advanced set tops. The 2004 order backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2005. The forward-looking estimates of the firmness of such orders is subject to future events, which may cause the amount recognized to change.

Intellectual Property Matters
      We seek to build upon our core enabling technologies, such as digital compression, encryption and conditional access systems, in order to lead worldwide growth in the market for broadband communications networks. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology and improvements that we consider important to the development of our business. We also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position, and will periodically seek to include our proprietary technologies in certain patent pools that support the implementation of standards. We are a founder of MPEG LA, the patent licensing authority established to foster broad deployment of MPEG-2 compliant systems. We have also licensed our digital conditional access technology, DigiCipher® II, to other equipment suppliers. We also enter into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. These license agreements require the payment of certain royalties that are not expected to be material to the segment’s financial results.

Inventory, Raw Materials, Right of Return and Seasonality
      Substantially all of our products are manufactured at our facilities in Taipei, Taiwan and Nogales, Mexico. Inventory levels are managed in line with existing business conditions.
      We source our raw materials primarily from large multinational corporations that supply the electronics and telecommunications industries. In general, we have access to several sources of supply for each component in our major products; however, we have some components that are currently available only from limited sources. We have inventory controls and other policies intended to minimize the effect of any interruption in the supply of components. We currently source certain parts from Broadcom Corporation and Texas Instruments Corporation for our digital set-top terminals and cable modems. Any material disruption in supply from Broadcom or Texas Instruments for certain products would have a material adverse impact on our operations.
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

Our Facilities/ Manufacturing
      Our headquarters are located in Horsham, Pennsylvania. We also have research and development and administrative offices in Rohnert Park, San Diego and San Jose, California; Andover and Marlboro, Massachusetts; and Lawrenceville, Georgia. We have several sales offices throughout North America, Europe, Latin America and Asia, and we operate manufacturing facilities in Taipei, Taiwan and Nogales, Mexico. Substantially all of our manufacturing is in Taiwan and Mexico.
Other Products Segment
      The Other Products segment includes: (i) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (ii) Motorola Credit Corporation (“MCC”), the Company’s wholly-owned finance subsidiary. In 2004, Other Products net sales represented 1% of the Company’s consolidated net sales.

2005 Change in Organizational Structure
      In December 2004, the Company announced a reorganization of its businesses and functions to align with the Company’s seamless mobility strategy, which was effective on January 1, 2005. The Company will be organized into four main business groups, focused on mobile devices, networks, government and enterprise, and the connected home. The Mobile Devices business will be primarily comprised of the current Personal Communications segment and the Energy Systems group from the Integrated Electronic Systems segment (“IESS”). The Networks business will be primarily comprised of the current Global Telecom Solutions segment, the Embedded Computing and Communications group from IESS, and the next-generation wireline networks business from the Broadband Communications segment (“BCS”). The Government and Enterprise business will be primarily comprised of the current Commercial, Government and Industrial Solutions segment and the Automotive Communications and Electronics Systems group from IESS. The Connected Home business will be primarily comprised of the current BCS, excluding the next generation wireline networks business. In addition, the Company’s key support functions, including supply-chain operations, information technology, finance, human resources, legal, strategy and business development, marketing, quality and technology will be architected centrally and distributed throughout the Company. The Company will be aligned into these four main operating segments with the analysis of reportable segments to be completed in the first quarter of 2005.

Other Information
      Financial Information About Segments. The response to this section of Item 1 incorporates by reference Note 10, “Information by Segment and Geographic Region,” of Part II, Item 8: Financial Statements and Supplementary Data of this document.
      Customers. Motorola sold approximately 10% of its products and services to Nextel and its affiliates in 2004. In addition to Nextel, Motorola has several other large customers, the loss of one or more of which could have a material adverse effect on Motorola. Based on 2004 annual sales, in addition to Nextel, other large Motorola customers include China Mobile, Cingular and Vodafone.
      Approximately 2% of Motorola’s net sales in 2004 were to various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.
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
      Backlog. Motorola’s aggregate backlog position, including the backlog relating to other Motorola segments, as of the end of the last two fiscal years was approximately as follows:

December 31, 2004	$6.3 billion
December 31, 2003	$6.2 billion
      Except as previously discussed in this Item 1, the orders supporting the 2004 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 92% of the backlog on hand at December 31, 2004 is expected to be shipped or earned, with respect to contracts accounted for under percentage-of-completion of accounting, during 2005. However, this is a forward-looking estimate of the amount expected to be shipped, and future events may cause the percentage actually shipped to change.
      Generally, Motorola recognizes revenue for product sales when: (1) title transfers, (2) the risks and rewards of ownership have been transferred to the customer, (3) the fee is fixed and determinable, and (4) collection of the related receivable is probable, which is generally at the time of shipment. Accruals are established, with related reduction to revenue, for allowances for discounts and for price protection, returns and incentive programs for distributors and end customers related to these sales based on actual historical exposure at the time the related reserves are recognized. For long-term contracts, Motorola uses the percentage-of-completion method to recognize revenues and costs based on the percentage of costs incurred to date compared to the total estimated contract costs. For contracts involving new and unproven technologies, revenues and profits are deferred until technological feasibility is established, customer acceptance is obtained and other contract-specific terms have been completed. Provisions for losses are recognized during the period in which the loss first becomes apparent. Revenue for services is recognized ratably over the contract term or as services are performed. Revenue related to licensing agreements is recognized over the licensing period or at the time the Company has fulfilled its obligations and the fee is fixed and determinable.
      Research and Development. Motorola’s business segments participate in very competitive industries with constant changes in technology. Throughout its history, Motorola has relied, and continues to rely, primarily on its research and development (“R&D”) programs for the development of new products, and on its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola’s business segments on a regular basis. Management believes, looking forward, that Motorola’s commitment to R&D programs, both to improve existing products and services and to develop new products and services, together with its utilization of state-of-the-art technology, should allow each of its segments to remain competitive.
      R&D expenditures relating to new product development or product improvement were approximately $3.1 billion in 2004, compared to $2.8 billion in both 2003 and 2002. R&D expenditures increased 9% in 2004 as compared to 2003, after increasing 1% in 2003 as compared to 2002. Motorola continues to believe that a strong commitment to research and development is required to drive long-term growth. Approximately 21,600 professional employees were engaged in such research activities during 2004.
      Patents and Trademarks. Motorola seeks to obtain patents and trademarks to protect our proprietary position whenever possible and practical.
      As of December 31, 2004, Motorola owned approximately 8,416 utility and design patents in the U.S. and 12,885 patents in foreign countries. These foreign patents are mostly counterparts of Motorola’s U.S. patents, but a number result from research conducted outside the U.S. and are originally filed in the country of origin. During 2004, Motorola was granted 572 U.S. utility and design patents. The numbers of patents reported exclude Freescale Semiconductor. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses.
      Environmental Quality. Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of Motorola.
      Employees. At December 31, 2004, there were approximately 68,000 employees of Motorola and its subsidiaries, as compared to approximately 88,000 employees at December 31, 2003. The employment decrease in 2004 primarily reflects the impact of the spin-off of Motorola’s former semiconductor operations during 2004.
      Financial Information About Foreign and Domestic Operations and Export Sales. Domestic export sales to third parties were $2.7 billion, $1.9 billion and $1.3 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Domestic export sales to affiliates and subsidiaries, which are eliminated in consolidation, were $1.8 billion, $1.8 billion and $1.3 billion for the years ended December 31, 2004, 2003 and 2002, respectively.
      The remainder of the response to this section of Item 1 incorporates by reference Note 9, “Commitments and Contingencies” and Note 10, “Information by Segment and Geographic Region” of Part II, Item 8: Financial Statements and Supplementary Data of this document, the “Results of Operations—2004 Compared to 2003” and “Results of Operations—2003 Compared to 2002” sections of Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of this document.
Available Information
      We make available free of charge through our website, www.motorola.com/investor, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

•	Motorola, Inc. Restated Certificate of Incorporation
•	Motorola, Inc. Amended and Restated Bylaws
•	Motorola, Inc. Board Governance Guidelines
•	Motorola, Inc. Director Independence Guidelines
•	Principles of Conduct for Members of the Motorola, Inc. Board of Directors
•	Motorola Code of Business Conduct, which is applicable to all Motorola employees, including the principal executive officer, the principal financial officer and the controller (principal accounting officer)
•	Audit and Legal Committee Charter
•	Compensation and Leadership Committee Charter
•	Governance and Nominating Committee Charter
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

Item 2: Properties
       Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries. (See “Item 1: Business” for information regarding the location of the principal manufacturing facilities for each of Motorola’s business segments.) Motorola owns 55 facilities (manufacturing, sales, service and office), 31 of which are located in North America and 24 of which are located in other countries. Motorola leases 295 facilities, 118 of which are located in North America and 177 of which are located in other countries.
      As compared to 2003, the number of facilities owned or leased was reduced primarily because of the spin-off of Freescale Semiconductor, the entity comprised of Motorola’s former semiconductor operations, during 2004. In addition, as part of Motorola’s overall strategy to reduce operating costs and improve the financial performance of the corporation, a number of businesses and facilities have either been sold or are currently for sale. During 2004, facilities in Tempe, Arizona; Northbrook, Illinois; Mesa, Arizona; and Swindon, England were sold. A facility in Harvard, Illinois is currently up for sale.
      Motorola generally considers the productive capacity of the plants operated by each of its business segments to be adequate and sufficient for the requirements of each business group. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.
      A substantial portion of Motorola’s products are manufactured in Asia, primarily China, either in our own facilities or in the facilities of others who manufacture and assemble products for Motorola. If manufacturing in the region was disrupted, Motorola’s overall productive capacity could be significantly reduced.
Item 3: Legal Proceedings
Personal Injury Cases

Cases relating to Wireless Telephone Usage
      Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones. Jerald P. Busse, et al. v. Motorola, Inc. et al., filed October 26, 1995 in the Circuit Court of Cook County, Illinois, is a class action alleging the defendants have failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. The Circuit Court entered summary judgment in defendants’ favor in 2002. In June 2004, the Illinois Appellate Court affirmed the summary judgment and dismissal of the case. In January 2005, the Illinois Supreme Court denied plaintiffs’ Petition for Leave to Appeal.
      During 2001, the Judicial Panel on Multidistrict Litigation transferred five cases, Naquin, et al., v. Nokia Mobile Phones, et al., Pinney and Colonell v. Nokia, Inc., et al., Gillian et al., v. Nokia, Inc., et al., Farina v. Nokia, Inc., et al., and Gimpelson v. Nokia Inc, et. al., which allege that the failure to incorporate a remote headset into cellular phones rendered the phones defective and that cellular phones cause undisclosed injury to cells and other health risks, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation. On March 5, 2003, the MDL Court dismissed with prejudice, on federal preemption grounds, the five cases. Plaintiffs appealed to the United States Court of Appeals for the Fourth Circuit; the appeal has been briefed and argued, but no decision has been announced.
      During 2002, the MDL panel transferred and consolidated six additional cases, Murray v. Motorola, Inc., et al., Agro et. al., v. Motorola, Inc., et al., Cochran et. al., v. Audiovox Corporation, et al., Schofield et al., v. Matsushita Electric Corporation of America, et al., each of which alleges that use of a cellular phone caused a malignant brain tumor, Dahlgren v. Motorola, Inc., et al., which alleges that defendants manufactured and sold cell phones that increase the risk of adverse cellular reaction and or cellular dysfunction and failed to disclose biological effects, and Brower v. Motorola, Inc., et al., which contains allegations similar to Murray and Dahlgren, with the MDL Proceeding. On July 19, 2004, the District Court for the District of Maryland found that there was no federal court jurisdiction over Murray, Agro, Cochran and Schofield and remanded those cases to the Superior Court for the District of Columbia. On November 30, 2004, defendants moved to dismiss the Murray, Agro, Cochran and Schofield complaints.

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
      On March 10, 2004, the court, to which all September 11 litigation has been assigned, granted Motorola’s and the other defendant’s motion to dismiss the complaint on the grounds that all of the Virgilio plaintiffs had filed claims with the September 11th Victims’ Compensation Fund, that the statutory scheme clearly required injured parties to elect between the remedy provided by this Fund and the remedy of traditional litigation and that plaintiffs, by pursuing the Fund, had chosen not to pursue litigation. On April 12, 2004, plaintiffs appealed to the United States Court of Appeal for the Second Circuit.
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

Bankruptcy Court Lawsuit
      Motorola was sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages.

Iridium India Lawsuits
      Motorola and certain of its current and former officers and directors were named as defendants in a private criminal complaint filed by Iridium India Telecom Ltd. (“Iridium India”) in October 2001 in the Court of the Extra Judicial Magistrate, First Class, Khadki, Pune, India. The Iridium India Telecom Ltd. v. Motorola, Inc. et al. complaint alleges that the defendants conspired to, and did, commit the criminal offense of “cheating” by fraudulently inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for Iridium services in India. Under the Indian penal code, “cheating” is punishable by imprisonment for up to 7 years and a fine of any amount. The court may also require defendants to compensate the victim for its losses, which the complaint estimates at about $100 million. In August 2003, the Bombay High Court granted Motorola’s petition to dismiss the criminal action against Motorola and the individual defendants. Iridium India has petitioned the Indian Supreme Court to exercise its discretion to review that dismissal, and that petition is pending.
      In September 2002, Iridium India also filed a civil suit in the Bombay High Court against Motorola and Iridium. The suit alleges fraud, intentional misrepresentation and negligent misrepresentation by Motorola and Iridium in inducing Iridium India to purchase gateway equipment from Motorola, acquire Iridium stock, and invest in developing a market for Iridium services in India. Iridium India claims in excess of $200 million in damages and interest. Following extensive proceedings in the trial court and on appeal related to Iridium India’s motion for interim relief, Motorola has deposited approximately $44 million in a specially designated account in India, and the Indian Supreme Court has accepted for a full hearing at a later date Motorola’s appeal regarding interim relief.

Shareholder Derivative Case
      M&C Partners III v. Galvin, et al., filed January 10, 2002, in the Circuit Court of Cook County, Illinois, is a shareholder derivative action filed derivatively on behalf of Motorola against fifteen current and former members of the Motorola Board of Directors and Motorola as a nominal defendant. The lawsuit alleges that the Motorola directors breached their fiduciary duty to the Company and/or committed gross mismanagement of Motorola’s business and assets by allowing Motorola to engage in improper practices with respect to Iridium. In October 2003, the court dismissed plaintiff’s amended complaint in its entirety without prejudice. In May 2004, plaintiff filed a motion for leave to file a second amended complaint and served a demand on the Motorola Board of Directors to investigate the alleged wrongful conduct. At a July 10, 2004 Special Board Meeting, Motorola’s Board appointed an investigatory committee to: (i) evaluate the plaintiff’s demand, and (ii) report back to the Board with a recommendation.
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

U.S. Case
      On January 28, 2002, Motorola Credit Corporation (“MCC”), a wholly-owned subsidiary of Motorola, initiated a civil action with Nokia Corporation (“Nokia”), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as one of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws including Illinois common law fraud and the Racketeer Influenced and Corrupt Organizations Act, commonly known as “RICO”. The suit was filed in the United States District Court for the Southern District of New York (the “U.S. District Court”). The U.S. District Court issued its final ruling on July 31, 2003 as described below.
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
      The U.S. District Court tried the case without a jury to conclusion on February 19, 2003. Subsequent to the trial of the case, and before a final ruling had been issued, the U.S. Court of Appeals for the Second Circuit (“the Appellate Court”) issued an opinion on March 7, 2003 regarding a series of appeals filed by the Uzans from the U.S. District Court’s earlier rulings. In its opinion, the Appellate Court remanded the case back to the U.S. District Court on the grounds that the RICO claims were premature and not yet ripe for adjudication. The Appellate Court directed that the RICO claims be dismissed without prejudice to their being later reinstated. The Appellate Court, however, upheld the May 2002 Preliminary Injunction, finding that it was sufficiently supported by the fraud claims under Illinois law.
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
      Thereafter, the Uzans appealed the U.S. District Court decision to the Appellate Court. Over the next nine months, execution on the judgment was, at different times, allowed to go forward and then stayed by the Appellate Court. For some period of time, the Uzans’ appeal was dismissed by the Appellate Court. On April 16, 2004, the Appellate Court reinstated the Uzans’ appeal and reinstated a stay of execution on the judgment.
      On August 11, 2004, the Appellate Court lifted the stay of execution, in part, and allowed MCC to execute on its judgment up to the full amount of the compensatory damages, $2.13 billion. The Appellate Court kept the stay in place with respect to the punitive damages and on that portion of the judgment which would have allowed Motorola to execute against entities owned and controlled by the Uzans. As a result, MCC’s efforts to execute on its judgment against the Uzans were recommenced in the United States, United Kingdom, Bermuda and France, and the Company has begun to realize some collections on its judgment. On October 22, 2004, the Appellate Court affirmed the July 31, 2003 judgment as to the compensatory damages of $2.13 billion. The Appellate Court remanded three issues to the U.S. District Court for additional findings and analysis. The issues are: (1) whether the U.S. District Court was correct in imposing a constructive trust over the stolen shares in favor of Motorola (the constructive trust was affirmed as to Nokia); (2) whether Motorola may collect its judgment against non-party companies owned and controlled by the Uzans, and (3) the amount of punitive damages the U.S. District Court may impose against defendants in favor of Motorola. As a result of this decision, enforcement actions have also recommenced in Switzerland and Germany.
      On November 5, 2004, defendants filed a petition for rehearing and rehearing en banc by the entire Appellate Court. On December 16, 2004, the Appellate Court denied the Uzans’ petition for rehearing and rehearing en banc with respect to the Appellate Court’s October 22, 2004 decision affirming the July 31, 2003 judgment as to compensatory damages of $2.13 billion. The mandate was issued by the Second Circuit on December 30, 2004, making this decision final. A remand to the district court on the issues on which the Appellate Court requested clarification is pending.
      As the result of the lifting of the stay and the re-commencing of the Company’s collection efforts, Motorola realized $44 million in the fourth quarter of 2004 on its judgment against the Uzans.
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

Foreign Proceedings
      In 2002, the United Kingdom’s High Court of Justice, Queen’s Bench Division (the “UK Court”), on motion of MCC, entered a worldwide freezing injunction against Cem Uzan, Hakan Uzan, Kemal Uzan and Aysegul Akay, freezing each of their assets up to a value of $200 million. The Uzans were ultimately held in contempt of court and ordered to be incarcerated for failing to make a full disclosure concerning their worldwide assets. On June 12, 2003, the UK Court of Appeal affirmed the lower court’s decision against Cem Uzan and Aysegul Akay, but concluded that MCC was not able to enforce the freezing order against Hakan Uzan and Kemal Uzan because they had no assets in England and Wales. Consequently, the lower court’s rulings as to Hakan Uzan and Kemal Uzan were reversed. As a result of the Court of Appeal’s decision, the UK assets of Cem Uzan and Aysegul Akay, which total approximately $12.7 million, remain frozen and MCC previously commenced the execution process in satisfaction of the U.S. District Court judgment. A hearing was held on December 6, 2004 at MCC’s request to domesticate its U.S. District Court judgment in the United Kingdom. MCC’s request was granted and the U.S. judgment is now recognized in the United Kingdom, allowing MCC to execute on Uzan assets in the UK.
      Motorola has also filed attachment proceedings in several other foreign jurisdictions resulting in the preliminary seizure of assets owned by the Uzans and various entities within their control. As set forth above, some of these execution proceedings are now ongoing (with some resulting payments to the Company), while others remain stayed.

      On February 5, 2002, Telsim initiated arbitration against MCC in Switzerland at the Zurich Chamber of Commerce. In Telsim’s request for arbitration, Telsim acknowledged its debt, but has alleged that the disruption in the Turkish economy during 2001 should excuse Telsim’s failure to make payments on the MCC loans as required under the agreements between the parties. Telsim seeks a ruling excusing its failure to adhere to the original payment schedule and establishing a new schedule for repayment of Telsim’s debt to MCC. Telsim has failed to comply with its proposed new schedule, missing the first three payments totaling approximately $85 million. In August 2003, MCC made a motion to the arbitration panel for a partial award, seeking a judgment for the $85 million. On January 26, 2004, the arbitral tribunal granted MCC’s request and entered a Partial Final Award in favor of MCC and against Telsim in the amount of $85 million. MCC has initiated proceedings to enforce this award against Telsim in Turkey. This proceeding has been discontinued (without prejudice) while MCC appeals the Turkish court’s ruling that MCC pay a multi-million dollar court fee. MCC requested a second partial award of $40 million from the arbitration panel to account for a loan payment that would have been due at year-end 2003 even under Telsim’s proposed loan repayment schedule. In June 2004, MCC filed a request for a further award of $1.73 billion based on alleged further breaches of the financing agreements and a reply in support of MCC’s request for the $40 million partial award. On November 25, 2004, the arbitral tribunal granted MCC’s request and entered a Partial Final Award in favor of MCC and against Telsim in the amount of $40 million. Motorola expects to initiate proceedings to enforce this award against Telsim in Turkey. Motorola is awaiting a ruling from the arbitral tribunal with respect to the request for $1.73 billion. In December 2004, a final round of hearings was held on all outstanding issues and the case is now before the panel for final adjudication.
      On June 7, 2002, Rumeli Telfon (“Rumeli”) initiated arbitration against MCC in the Zurich Chamber of Commerce seeking a ruling requiring that MCC consent to Rumeli’s request to place the stock that was pledged to MCC (including improperly issued new shares, that effectively diluted MCC’s pledge from the contractually mandated 66% interest to a 22% interest) into an escrow account in Switzerland. Pursuant to the request of Rumeli, this arbitration was stayed. Upon the Company’s request, the panel has re-started this arbitration.
      On June 19, 2002, Telsim initiated arbitration against Motorola, Ltd. and Motorola Komunikasyon Ticaret v.p. Servis Ltd. Sti., both wholly-owned subsidiaries of Motorola, before the International Chamber of Commerce in Zurich, Switzerland, initially seeking approximately 179 million pounds as damages for the defendants’ alleged sale of defective products to Telsim. Telsim increased the amount of its claim to approximately 300 million pounds. Motorola has denied the claims and has filed a counterclaim valued at approximately $20 million. On July 16, 2004, the arbitral panel ruled in favor of Motorola’s contention that an overall cap of liability applied to Telsim’s claims, but has not yet ruled on how the cap is to be computed.
      On October 13, 2004, Motorola filed an arbitration claim in Washington, D.C., under a United States-Turkey bilateral investment treaty involving the Turkish government, which currently controls Telsim and claims priority over Motorola’s interest in Telsim. Motorola claims that the Turkish government has “expropriated” Motorola’s investment in Telsim by taking over Telsim, obtaining injunctions purportedly prohibiting Telsim from paying MCC’s debt, and passing legislation requiring that Telsim be sold and that the proceeds of the sale be distributed first to the Turkish government, in priority over MCC’s claims. Motorola seeks, among other things, a judgment in the amount of $2 billion. On December 28, 2004, the International Centre for the Settlement of Investment Disputes registered Motorola’s Request for Arbitration, thus finding that, at a minimum, there is a possibility of jurisdiction for Motorola’s claims.

Class Action Securities Lawsuits
      A purported class action lawsuit, Barry Family LP v. Carl F. Koenemann, was filed against the former chief financial officer of Motorola on December  24, 2002 in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. It has been consolidated before the United States District Court for the Northern District of Illinois (the “Illinois District Court”) with 18 additional putative class action complaints which were filed in various federal courts against the Company, its former chief financial officer and various other individuals, alleging that the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (Telsim), in connection with the sale of telecommunications equipment by Motorola. In each of the complaints, plaintiffs proposed a class period of February 3, 2000 through May 14, 2001, and sought an unspecified amount of damages. On August 25, 2004, the Illinois District Court issued its decision on Motorola’s motion to dismiss, granting the motion in part and denying it in part. The court dismissed without prejudice the fraud claims against the individual defendants and denied the motion to dismiss as to Motorola. The plaintiffs chose not to file an amended complaint; therefore, the fraud claims against the individual defendants are dismissed. The court, however, declined to dismiss the plaintiffs’ claims that the individual defendants were “controlling persons of Motorola.”
      In addition, a purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its officers and employees in the Illinois District Court on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged the defendants had improperly permitted participants in Motorola’s 401(k) Profit Sharing Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present”, and sought an unspecified amount of damages. On October 3, 2003, plaintiff filed an amended complaint asserting three claims for breach of fiduciary duties under ERISA against 24 defendants grouped into five categories. The amended complaint alleges the defendants violated ERISA by: (1) continuing to offer Motorola stock as an investment option under the Plan, even though it had become an imprudent investment due to Motorola’s dealings with Telsim and other third parties; (2) negligently making misrepresentations and negligently failing to disclose material information necessary for Participants to make informed decisions concerning their participation in the Plan; and (3) failing to appoint fiduciaries with the knowledge and expertise necessary to manage Plan assets, failing to monitor those fiduciaries properly, and failing to provide sufficient information to Participants and other Plan fiduciaries. On December 9, 2003, all but one of the defendants filed their motion to dismiss. On September 23, 2004, the Illinois District Court granted the motion in part and denied it in part. The court dismissed the plan committee defendants from the case, without prejudice, and left all other defendants in the lawsuit. On October 15, 2004, Howell filed a second amended complaint and a motion for class certification. On December 3, 2004, Defendants filed a Motion for Summary Judgment seeking to dismiss Plaintiff Howell’s individual claims.
Charter Communications Class Action Securities Litigation
      On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. In August 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. The amended complaint alleges that Motorola participated in a “scheme” with Charter in connection with this transaction to artificially inflate Charter’s earnings. On October 12, 2004, the court granted Motorola’s motion to dismiss, holding that there is no civil liability under the federal securities laws for aiding and abetting. On October 26, 2004, the plaintiff filed a motion for the reconsideration of the court’s decision. On December  20, 2004, the court issued its ruling denying plaintiff’s motion for reconsideration of its earlier decision to dismiss the complaint against Motorola. The court issued a final judgement dismissing Motorola from the case on February 15, 2005.
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
      On September 15, 2004, Motorola was named in a complaint filed in state court in Los Angeles, California, naming Motorola and Scientific Atlanta and certain officers of Scientific Atlanta, Los Angeles County Employees Retirement Association et al. v. Motorola, Inc., et al. The complaint raises claims under California law for aiding and abetting fraud and conspiracy to defraud and generally makes the same allegations as the other previously-disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have been transferred to the Southern District of New York. There are no new substantive allegations. On October 8, 2004, Motorola filed a motion to remove the California state court case to federal court in California. On December 1, 2004, the Multi-District Litigation Panel issued a conditional transfer order transferring the case to federal court in New York. Plaintiffs did not object to the conditional transfer order, and the order transferring the case to New York is now final.
      On October 25, 2004, Motorola was named in a complaint filed in state court in Fulton County, Georgia, naming Motorola and Scientific Atlanta and certain officers of Scientific Atlanta, AIG DKR SoundShore Holdings, Ltd., et al. v. Scientific Atlanta, et al. The complaint raises claims under Georgia law of conspiracy to defraud and generally makes the same allegations as the other previously disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have already been filed and transferred or are in the process of being transferred to the Southern District of New York. On November 22, 2004, Motorola filed a petition to remove the state court case to federal court in Georgia and a notice with the Multi District Panel requesting the case be transferred to New York. On January 5, 2005, the Multi-District Panel issued a conditional transfer order, transferring the case to federal court in New York. On January 20, 2005, the plaintiffs filed an objection before the Multi District Panel, contesting the conditional transfer order. Motorola has filed an opposition brief to their objection.
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
Executive Officers of the Registrant
      Following are the persons who were the executive officers of Motorola as of February 28, 2005, their ages as of January 1, 2005, their current titles and positions they have held during the last five years:
      Edward J. Zander; age 57; Chairman and Chief Executive Officer since January 2004. Prior to joining Motorola, Mr. Zander was a managing director of Silver Lake Partners from July 2003 to December 2003. Prior to holding that position, Mr. Zander was President and COO of Sun Microsystems, Inc. from January 1998 until June 2002.
      Gregory Q. Brown; age 44; Executive Vice President and President, Government & Enterprise Mobility Solutions since January 2005; Executive Vice President and President, Commercial, Government and Industrial Solutions Sector from January 2003 to January 2005; Chairman of the Board and Chief Executive Officer of Micromuse, Inc. from February 1999 to December 2002.
      Dennis J. Carey; age 58; Executive Vice President since January 2005; Executive Vice President and President, Integrated Electronic Systems Sector from November 2002 to January 2005; Executive Vice President, Business Development, Strategy and Corporate Operations of The Home Depot, Inc. from May 2001 to March 2002; Executive Vice President and Chief Financial Officer of The Home Depot, Inc. from May 1998 to May 2001.
      Eugene A. Delaney; age 48; Executive Vice President and President, Global Relations and Resources Organization since July 2002; Senior Vice President and President, Global Relations and Resources Organization from February 2002 to July 2002; Senior Vice President and General Manager, Global Customer Solutions Operations Asia/ Pacific from October 2001 to February 2002; Senior Vice President and General Manager, Telecom Carrier Solutions Group, Global Telecom Solutions Sector from August 2000 to October 2001; Senior Vice President and General Manager, Global Telecom Solutions Group, Communications Enterprise from April 1999 to August 2000.
      David W. Devonshire; age 59; Executive Vice President and Chief Financial Officer since April 2002; Executive Vice President and Chief Financial Officer of Ingersoll-Rand Company from January 2000 to January 2002.
      Ruth A. Fattori; age 52; Executive Vice President, Human Resources since November 2004; Senior Vice President, JP Morgan Chase & Co., from April 2003 to November 2004; Executive Vice President, Process and Productivity, Conseco, Inc. from January 2001 to December 2002; Senior Vice President, Human Resources, Siemens Corporation from October 1999 to January 2001.
      Ronald Garriques; age 40; Executive Vice President and President, Mobile Devices since January 2005; Executive Vice President and President, Personal Communications Sector (“PCS”) from September 2004 to January 2005; Senior Vice President and General Manager, Europe, Middle East & Africa, PCS from September 2002 to September 2004; Senior Vice President and General Manager, Worldwide Product Line Management, PCS from February 2001 to September 2002; Corporate Vice President and General Manager, Goal Oriented Product Line, PCS from September 2000 to February 2001; Vice President and Director, Program Management, PCS from April 2000 to September 2000; Vice President and General Manager, Performance Category, Communications Enterprise from December 1998 to April 2000.
      A. Peter Lawson; age 58; Executive Vice President, General Counsel and Secretary since May 1998.
      Daniel M. Moloney; age 45; Executive Vice President and President, Connected Home Solutions since January 2005; Executive Vice President and President, Broadband Communications Sector (“BCS”) from June 2002 to January 2005; Senior Vice President and General Manager, IP Systems Group, BCS from February 2000 to June 2002.
      Adrian R. Nemcek; age 57; Executive Vice President and President, Networks since January 2005; Executive Vice President and President, Global Telecom Solutions Sector (“GTSS”) from August 2002 to January 2005; Senior Vice President and President, GTSS from September 2001 to August 2002; Senior Vice President and General Manager, Office of Strategy, GTSS from August 2000 to September 2001; Senior Vice President and General Manager, Customer Solutions Group, Network Solutions Sector from January 1999 to August 2000.

      Richard N. Nottenburg; age 50; Executive Vice President and Chief Strategy Officer since March 2005; Senior Vice President and Chief Strategy Officer from July 2004 to March 2005; Strategic Advisor to Motorola, Inc. February 2004 to July 2004; Vice President and General Manager of Vitesse Semiconductor Corporation from August 2003 to January 2004; Chairman of the Board, President and Chief Executive Officer of Multilink from January 1995 to August 2003.
      Padmasree Warrior; age 44; Executive Vice President and Chief Technology Officer since March 2005; Senior Vice President and Chief Technology Officer from January 2003 to March 2005; Corporate Vice President and General Manager, Energy Systems Group, Integrated Electronic Systems Sector from April 2002 to January 2003; Corporate Vice President and General Manager, Thoughtbeam, Inc., a wholly-owned subsidiary of Motorola, Inc., from October 2001 to April 2002; Corporate Vice President, Chief Technology Officer and Director, DigitalDNA Laboratories, Semiconductor Products Sector (“SPS”) from December 2000 to October 2001; Vice President, Chief Technology Officer and Director, DigitalDNA Laboratories, SPS from July 2000 to December 2000; Vice President and Assistant Director, DigitalDNA Laboratories, SPS from August 1999 to July 2000.
      The above executive officers will serve as executive officers of Motorola until the regular meeting of the Board of Directors in May 2005 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
       Motorola’s common stock is listed on the New York, Chicago and Tokyo Stock Exchanges. The number of stockholders of record of Motorola common stock on January 31, 2005 was 85,517.
      The remainder of the response to this Item incorporates by reference Note 15, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing on page 125 under “Item 8: Financial Statements and Supplementary Data”.
      The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2004.
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares Purchased	Value) of Shares that
	(a) Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share(1)	or Programs	Programs

10/03/04 to 10/30/04	8,285	$18.12	—	—
10/31/04 to 11/27/04	26,792	$17.35	—	—
11/28/04 to 12/31/04	73,259	$12.03	—	—
Total	108,336	$13.81	—	—

(1)	All transactions involved the delivery to the Company of shares of Motorola common stock by employees under the Company’s equity compensation plans. Shares were delivered to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to employees under such plans and in payment of the option exercise price and tax withholding obligation in connection with the exercise of stock options granted under such plans.

Item 6: Selected Financial Data
Motorola, Inc. and Subsidiaries
Five Year Financial Summary

	Years Ended December 31

(Dollars in millions, except as noted)	2004	2003	2002	2001	2000

Operating Results
Net sales	$31,323	$23,155	$23,422	$26,468	$32,107
Costs of sales	20,826	15,588	15,741	19,673	22,401

Gross margin	10,497	7,567	7,681	6,795	9,706

Selling, general and administrative expenses	4,209	3,529	3,991	4,369	5,031
Research and development expenditures	3,060	2,799	2,774	3,312	3,426
Reorganization of businesses	(15)	23	605	1,245	326
Other charges (income)	111	(57)	754	2,091	293

Operating earnings (loss)	3,132	1,273	(443)	(4,222)	630

Other income (expense):
Interest expense, net	(199)	(294)	(355)	(390)	(164)
Gains on sales of investments and businesses, net	460	539	81	1,931	1,526
Other	(141)	(142)	(1,354)	(1,201)	(72)

Total other income (expense)	120	103	(1,628)	340	1,290

Earnings (loss) from continuing operations before income taxes	3,252	1,376	(2,071)	(3,882)	1,920
Income tax expense (benefit)	1,061	448	(721)	(876)	711

Earnings (loss) from continuing operations	2,191	928	(1,350)	(3,006)	1,209
Earnings (loss) from discontinued operations, net of tax	(659)	(35)	(1,135)	(931)	109

Net earnings (loss)	$1,532	$893	$(2,485)	(3,937)	1,318

Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share	$0.90	$0.39	$(0.59)	$(1.36)	$0.54
Diluted earnings (loss) per common share	0.64	0.38	(1.09)	(1.78)	$0.58
Diluted weighted average common shares outstanding (in millions)	2,472.0	2,351.2	2,282.3	2,213.3	2,256.6
Dividends paid per share	$0.16	$0.16	$0.16	$0.16	$0.16

Balance Sheet
Total assets	$30,889	$32,046	$31,233	$33,398	$42,343
Long-term debt and redeemable preferred securities	4,578	7,159	7,660	8,769	4,777
Total debt and redeemable preferred securities	5,295	8,028	9,159	9,462	11,167
Total stockholders’ equity	13,331	12,689	11,239	13,691	18,612

Other Data
Capital expenditures	$494	$344	$387	$708	$1,724
% of sales	1.6%	1.5%	1.7%	2.7%	5.4%
Research and development expenditures	$3,060	$2,799	$2,774	$3,312	$3,426
% of sales	9.8%	12.1%	11.8%	12.5%	10.7%
Year-end employment (in thousands)*	68	88	97	111	147

*	Employment decrease in 2004 primarily reflects the impact of the spin-off of Freescale Semiconductor.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2004. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto which appear beginning on page 84 under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
What businesses are we in?
      Motorola reports six segments as described below.
      The Personal Communications segment (“PCS”) designs, manufactures, sells and services wireless handsets with integrated software and accessory products. PCS’s net sales in 2004 were $16.8 billion, representing 54% of the Company’s consolidated net sales.
      The Global Telecom Solutions segment (“GTSS”) designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. GTSS provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS. GTSS’s net sales in 2004 were $5.5 billion, representing 17% of the Company’s consolidated net sales.
      The Commercial, Government and Industrial Solutions segment (“CGISS”) designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, courier, transportation and other worldwide markets. The business continues to invest in the market for broadband data, including infrastructure, devices, service and applications. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services. CGISS’s net sales in 2004 were $4.6 billion, representing 15% of the Company’s consolidated net sales.
      The Integrated Electronic Systems segment (“IESS”) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems. IESS’s net sales in 2004 were $2.7 billion, representing 9% of the Company’s consolidated net sales.
      The Broadband Communications segment (“BCS”) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems, as well as Internet Protocol-based telephony products, (iii) access network technology, including hybrid fiber coaxial network transmission systems and fiber-to-the-premise transmission systems, used by cable television operators, (iv) digital satellite television systems, (v) direct-to-home satellite networks and private networks for business communications, and (vi) high-speed data, video and voice broadband systems over existing phone lines. BCS’s net sales in 2004 were $2.3 billion, representing 7% of the Company’s consolidated net sales.
      The Other Products segment includes: (i) various corporate programs representing developmental businesses and research and development projects that are not included in any major segment and (ii) Motorola Credit Corporation, the Company’s wholly-owned finance subsidiary. The segment’s net sales in 2004 were $387 million, representing 1% of the Company’s consolidated net sales.
      In April 2004, the Company separated its semiconductor operations into a separate subsidiary, Freescale Semiconductor, Inc. (“Freescale Semiconductor”). In July 2004, an initial public offering of a minority interest of approximately 32.5% of Freescale Semiconductor was completed. On December 2, 2004, Motorola completed the spin-off of Freescale Semiconductor from the Company by distributing its remaining 67.5% equity interest in

Note: When discussing the net sales for each of our six segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, $963 million of intracompany sales were eliminated as part of the consolidation process in 2004. As a result, the percentages of consolidated net sales for each of our business segments sum to greater than 100% of the Company’s consolidated net sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Freescale Semiconductor to Motorola shareholders. As of that date, Freescale Semiconductor is an entirely independent company. The financial results of Freescale Semiconductor have been presented in Motorola’s consolidated financial statements as a discontinued operation.
What were our key 2004 financial results?

•	Our net sales were $31.3 billion in 2004, up 35% from $23.2 billion in 2003.

•	We generated operating earnings of $3.1 billion in 2004, compared to operating earnings of $1.3 billion in 2003.

•	Our earnings per diluted common share from continuing operations were $0.90 in 2004, compared to $0.39 in 2003.

•	We had positive operating cash flow of $3.1 billion in 2004, compared to $2.0 billion in 2003, and have generated positive operating cash flow in each of the last four years.

•	We reduced our total debt* by $2.7 billion in 2004, from $8.0 billion to $5.3 billion.

•	We are in a net cash** position of $5.4 billion at the end of 2004, compared to a net debt** position of $99 million at the end of 2003.

•	We had net reversals of $12 million for reserves no longer needed relating to reorganization of businesses in 2004, compared to net reorganization of business charges of $39 million in 2003. The net reversals of $12 million in 2004 included $59 million of charges for employee separation costs, $66 million of reversals for employee separation and exit cost reserves no longer needed, and income of $5 million related to fixed asset adjustments. The $66 million of reversals constitute 2% of the Company’s $3.3 billion in earnings from continuing operations before income taxes in 2004.
What did we focus on in 2004?
      In 2004, we were focused first and foremost on increasing profitable sales and growing market share. We increased our net sales significantly, with 35% growth in 2004 compared to 2003. We also achieved our goal of increasing the profitability of these sales, as evidenced by the 146% increase in operating earnings in 2004, compared to 2003. Operating earnings increased in four of the Company’s five major segments. Contributing to the improvement in profitability were: (i) improvements in supply chain processes in PCS, GTSS and CGISS, (ii) overall cost-structure improvements, (iii) ongoing cost reduction activities, and (iv) improved average selling price (“ASP”) in PCS due to a product mix shift towards higher-end products.
      In addition, we believe we improved our market share position in our two largest businesses, PCS and GTSS. Both the wireless handset and wireless network industries experienced significant growth in 2004. In PCS, total unit shipments outpaced the industry as our market share grew and we solidified our number two position in the worldwide handset market. In GTSS, the business’ net sales growth was larger than the wireless infrastructure industry, also resulting in increased market share. In addition, CGISS remains the market share leader in supplying two-way radio communications systems, and BCS remains the market share leader for both digital set-tops and cable modems.
What challenges and opportunities did our businesses face in 2004?

•	In PCS: Our wireless handset business had a very strong year in 2004, reflected by a 53% increase in net sales, a 257% increase in operating earnings and increased market share. The increase in net sales was driven by an increase in unit shipments, which increased 39% in 2004 compared to 2003, and improved ASP, which increased 15% in 2004 compared to 2003. 2004 was a record year for the wireless handset industry, as total industry unit shipments increased approximately 25% compared to 2003. Our wireless handset business increased its unit shipments 39% to 104.5 million and, since this growth outpaced overall industry

*	Total Debt = Notes Payable and Current Portion of Long-term Debt + Long-term Debt + Trust Originated Preferred Securities(“TOPrS”)

**	Net Cash (Net Debt) = Cash and Cash Equivalents + Short-term Investments - Notes Payable and Current Portion of Long-term Debt - Long-term Debt - TOPrS

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

growth, we believe we gained market share in 2004 and solidified our hold on the second-largest worldwide market share of wireless handsets. This increase in net sales, accompanied by process improvements in the supply chain and benefits from ongoing cost reduction activities resulted in increased gross margin, which drove the increase in overall operating earnings for the business. The segment continues to experience intense competition in worldwide markets from numerous global competitors. As these strong competitive pressures continue in the industry, which typically experiences short life cycles for new products, the time to market for new product offerings becomes increasingly more important. The segment will continue to focus on investment in innovative and next-generation technologies to ensure we introduce industry-leading products.

•	In GTSS: Our wireless networks business experienced a 24% increase in net sales in 2004, reflecting increased net sales in all technologies and all regions. In addition to the increase in net sales, the business also had a 207% increase in operating earnings. Although the increase in net sales was the key driver of the increased earnings, further cost containment in the segment’s supply chain also contributed. The wireless infrastructure industry experienced significant growth in 2004 after three years of decline. We believe that our wireless networks business’ net sales growth outpaced the industry, resulting in increased market share in 2004. The business continues to face significant competition in worldwide markets. In particular, the competition to win awards to supply equipment for next-generation 3G UMTS equipment remains intense.

•	In CGISS: Our public safety and enterprise communications business had an 11% increase in net sales and a 34% increase in operating earnings in 2004 compared to 2003. The net sales growth reflects increased spending for communications equipment in the public safety markets, primarily in response to homeland security needs, as well as increased spending by our business customers in the enterprise markets. In addition to the increase in net sales, improved supply chain efficiencies and overall cost structure improvements drove the improvement in earnings. The segment continues to expand their product and technology offerings and is increasing its focus on large enterprise customers by offering a broader set of communication solutions, evidenced by their acquisition of MeshNetworks, Inc., a leading developer of mobile mesh networking and position location technologies. In the government market, the business continues to work closely with the appropriate government departments and agencies to ensure that wireless communication is positioned as a critical need for homeland security.

•	In IESS: Our automotive, embedded computing and energy systems business had a 19% increase in net sales in 2004, although operating earnings decreased 12%. The growth in net sales was driven by the success of the Automotive Communications and Electronic Systems Group, primarily from telematics products, as well as the success of several new electronic controls products. Also contributing to the increase in net sales was the acquisition of Force Computers, a worldwide designer and supplier of open, standards-based and custom embedded computing solutions. The primary reason for the decrease in operating earnings was increased employee incentive accruals, increased research and development and selling, general and administrative expenditures, and integration costs associated with the addition of Force Computers.

•	In BCS: Our broadband business had a strong year in 2004, as net sales increased 26% and the business reported operating earnings versus an operating loss in 2003. The increase in net sales was driven by increased demand for digital cable set-top boxes, increased ASP for digital set-top boxes due to a product mix shift towards higher-end products, and increased retail sales. The segment remains the market share leader in both digital set-top boxes and cable modems. As the digital business continues to account for a substantial portion of the segment’s business, we continue to focus on producing a suite of digital set-top terminals, primarily higher end set-top boxes. As the product mix shifts towards these higher-end products, the business continues to seek ways in which to reduce the cost, as we have historically seen lower initial margins on these products.
Focusing on 2005
      In 2005, we will continue to pursue profitable market share growth. After aligning our structure to better enable our vision of seamless mobility, we will serve our customers through four distinct but integrated business units: mobile devices, networks, government & enterprise and connected home.
      Within this framework, we will continue to design and develop devices (consumer and professional) for mobile communications, partnering with retail and enterprise operators to create compelling, “must-have” designs and functionality. We will continue to design and develop networks to connect people to people, people to things

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and things to things — building the infrastructure that makes communication possible. We will also continue to offer end-to-end solutions for specialized markets such as mission critical, governments and automotive.
      Targeted plans for improving our competitive positioning and operating results include:

•	Improve execution – Our new organizational structure was in part designed to enhance our speed and ability to execute on customer commitments.

•	Improve financial performance – We intend to continue strengthening our balance sheet – which is the strongest in decades — and continue improving our cash flow, sales and earnings. In addition, we continue to deploy operational efficiencies to streamline our cost structure and maximize shareholder value.

•	Elevate customer delight and quality – We believe that customers must not only be satisfied but delighted. Quality metrics and programs have been implemented throughout the Company to help achieve this goal.

•	Offering “WOW” products and end-to-end solutions – Our products and solutions will help us establish Motorola as a world leader in seamless mobility technologies. We are combining our heritage of technology leadership with design leadership to present customers and consumers with innovative solutions.

•	Strengthen our brand and thought leadership – We are investing to position Motorola as a globally recognized symbol of quality and innovation.

•	Refine and execute on strategic direction – We will continue to prioritize our investments in R&D, as well as identify partnerships, alliances and niche technologies to build a strong portfolio.
      We conduct our business in highly-competitive markets, facing both new and established competitors. However, with our new structure and focus in place, we believe we are well positioned to execute our strategy and, in turn, increase our overall business performance, including higher sales and earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Years Ended December 31
(Dollars in millions, except per share
amounts)	2004	% of sales	2003	% of sales	2002	% of sales

Net sales	$31,323		$23,155		$23,422
Costs of sales	20,826	66.5%	15,588	67.3%	15,741	67.2%

Gross margin	10,497	33.5%	7,567	32.7%	7,681	32.8%
Selling, general and administrative expenses	4,209	13.4%	3,529	15.2%	3,991	17.0%
Research and development expenditures	3,060	9.8%	2,799	12.1%	2,774	11.9%
Reorganization of businesses	(15)	(0.1)%	23	0.1%	605	2.6%
Other charges(income)	111	0.4%	(57)	(0.2)%	754	3.2%

Operating earnings(loss)	3,132	10.0%	1,273	5.5%	(443)	(1.9)%
Other income(expense):
Interest expense, net	(199)	(0.6)%	(294)	(1.3)%	(355)	(1.5)%
Gains on sales of investments and businesses, net	460	1.5%	539	2.3%	81	0.4%
Other	(141)	(0.5)%	(142)	(0.6)%	(1,354)	(5.8)%

Earnings(loss) from continuing operations before income taxes	3,252	10.4%	1,376	5.9%	(2,071)	(8.8)%
Income tax expense(benefit)	1,061	3.4%	448	1.9%	(721)	(3.1)%

Earnings(loss) from continuing operations	2,191	7.0%	928	4.0%	(1,350)	(5.7)%
Loss from discontinued operations, net of tax	(659)	(2.1)%	(35)	(0.0)%	(1,135)	(4.9)%

Net earnings(loss)	$1,532	4.9%	$893	4.0%	$(2,485)	(10.6)%

Earnings(loss) per diluted common share:
Continuing operations	$0.90		$0.39		$(0.59)
Discontinued operations	(0.26)		(0.01)		(0.50)

	$0.64		$0.38		$(1.09)

      Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2004, 2003 and 2002 are as follows:
Geographic Market Sales by Locale of End Customer

	2004	2003	2002

United States	47%	54%	51%
Europe	19%	13%	12%
China	9%	9%	14%
Latin America	9%	8%	6%
Asia, excluding China and Japan	7%	7%	9%
Japan	3%	2%	2%
Other Markets	6%	7%	6%

	100%	100%	100%

Results of Operations—2004 Compared to 2003
Net Sales
      Net sales were $31.3 billion in 2004, up 35% from $23.2 billion in 2003. Net sales increased in all five of the Company’s major segments in 2004 compared to 2003. The overall increase in net sales was primarily related to: (i) a $5.8 billion increase in net sales by the Personal Communications segment (“PCS”), driven by a 39% increase in unit shipments and a 15% increase in average selling price (“ASP”), reflecting strong consumer demand for new products, (ii) a $1.0 billion increase in net sales by the Global Telecom Solutions segment (“GTSS”), driven by a continued increase in spending by the segment’s wireless service provider customers and reflecting sales growth in all

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

technologies and regions, (iii) a $478 million increase in net sales by the Broadband Communications segment (“BCS”), primarily due to increased purchases of digital cable set-top boxes by cable operators and an increase in ASP for digital set-top boxes due to a mix shift towards higher-end products, (iv) a $457 million increase in net sales by the Commercial, Government and Industrial Solutions segment (“CGISS”), reflecting increased spending by customers in both the segment’s government market, in response to global homeland security initiatives, and in the segment’s enterprise market, for business-critical communications needs, and reflects increased net sales in all regions, and (v) a $431 million increase in the Integrated Electronic Systems segment (“IESS”), primarily due to increased net sales in the automotive electronics market, particularly telematics products, and additional net sales from the addition of Force Computers, which was acquired in August 2004.
Gross Margin
      Gross margin was $10.5 billion, or 33.5% of net sales, in 2004, compared to $7.6 billion, or 32.7% of net sales, in 2003. Three of the five major segments had a higher gross margin as a percentage of net sales, including: (i) PCS, primarily due to the increase in net sales and cost savings from ongoing cost-reduction activities and improvements in the supply-chain, (ii) GTSS, primarily due to the increase in net sales and cost savings from improvements in the supply-chain, and (iii) CGISS, primarily due to the increase in net sales, cost savings from supply chain efficiencies and overall cost structure improvements. These improvements in gross margin percentage were partially offset by a decrease in gross margin as a percentage of net sales in BCS, primarily due to higher sales of new, higher-tier products carrying lower initial margins.
Selling, General and Administrative Expenses
      Selling, general and administrative (“SG&A”) expenditures increased 19% to $4.2 billion, or 13.4% of net sales, in 2004, compared to $3.5 billion, or 15.2% of net sales, in 2003. Four of the Company’s five major segments had increased SG&A expenditures in 2004 compared to 2003, although SG&A expenditures as percentage of net sales decreased in four of the five major segments. The increase in SG&A expenditures in 2004 compared to 2003 was driven by increased general and selling expenditures, partially offset by a decrease in administrative expenditures. General expenditures increased in all five major segments, primarily due to an increase in employee incentive program accruals. The increase in selling expenditures was due to: (i) increased advertising and promotional expenditures in PCS to support higher sales and promote brand awareness, (ii) increased selling and sales support expenditures, which increased in four of the five major segments, driven by the increase in sales commissions resulting from the increase in net sales, and (iii) increased marketing expenditures in all five of the major segments.
Research and Development Expenditures
      Research and development (“R&D”) expenditures increased 9% to $3.1 billion, or 9.8% of net sales, in 2004, compared to $2.8 billion, or 12.1% of net sales, in 2003. Four of the Company’s five major segments had increased R&D expenditures in 2004 compared to 2003, although R&D expenditures as percentage of net sales decreased in four of the five major segments. The increase in R&D expenditures was primarily due to increased expenditures by: (i) PCS, reflecting an increase in developmental engineering expenditures due to additional investment in new product development, (ii) CGISS, driven by increased investment in new technologies, (iii) the Other Products segment, due to increased spending on developmental businesses and R&D projects, and (iv) IESS, primarily to support business wins across the segment and due to increased expenditures from the addition of Force Computers.
Reorganization of Businesses
      In 2004, the Company recorded net reversals of $12 million for reserves no longer needed, including $15 million of reversals in the consolidated statements of operations under Reorganization of Businesses and $3 million of charges in Costs of Sales. The 2004 net reversals of $12 million included $59 million of charges for employee separation costs, $66 million of reversals for employee separation and exit cost reserves no longer needed, and income of $5 million related to fixed asset adjustments. The $66 million of reversals constitute 2% of the Company’s $3.3 billion in earnings from continuing operations before income taxes in 2004.
      Net reorganization of businesses charges in 2003 were $39 million, including $23 million reflected in the consolidated statements of operations under Reorganization of Businesses and $16 million included in Costs of Sales. The 2003 net charges of $39 million included $174 million of charges for employee separation and exit costs,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$145 million of reversals for employee separation and exit cost reserves no longer needed, $38 million in charges for the impairment of assets classified as held-for-sale, and $28 million in fixed asset adjustments, primarily for assets which the Company intends to use that were previously classified as held-for-sale. The $145 million of reversals constituted 11% of the Company’s $1.4 billion in earnings from continuing operations before income taxes in 2003. These charges are discussed in further detail in the “Reorganization of Businesses Programs” section below.
Other Charges (Income)
      The Company recorded net charges of $111 million in Other Charges (Income) in 2004, compared to net income of $57 million in 2003. The net charges of $111 million in 2004 primarily consist of: (i) a $125 million impairment charge related to goodwill associated with a sensor business within the Other Products segment, and (ii) $34 million of charges for in-process research and development (“IPR&D”) related to the acquisitions by CGISS of MeshNetworks, Inc. and CRISNET, Inc., by BCS of Quantum Bridge, and by IESS of Force Computers. These items were partially offset by $44 million in income from the reversal of financing receivable reserves due to the partial collection of the previously-uncollected receivable from Telsim.
      The net income of $57 million in 2003 primarily consisted of: (i) $69 million in income from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims, (ii) $59 million in income due to the reassessment of remaining reserve requirements as a result of a litigation settlement agreement with The Chase Manhattan Bank regarding Iridium, and (iii) $41 million in income from the sale of Iridium-related assets that were previously written down. These items were partially offset by: (i) a $73 million impairment charge relating to goodwill associated with the infrastructure business of BCS, and (ii) $32 million of IPR&D charges related to the acquisition of Winphoria Networks, Inc. by GTSS.
Net Interest Expense
      Net interest expense was $199 million in 2004, compared to $294 million in 2003. Net interest expense in 2004 included interest expense of $353 million, partially offset by interest income of $154 million. Net interest expense in 2003 included interest expense of $423 million, partially offset by interest income of $129 million. The decrease in net interest expense in 2004 compared to 2003 reflects: (i) a reduction in total debt during 2004, (ii) benefits derived from fixed-to-floating interest rate swaps, and (iii) an increase in interest income due to higher average cash balances.
Gains on Sales of Investments and Businesses
      Gains on sales of investments and businesses were $460 million in 2004, compared to $539 million in 2003. The 2004 net gains were primarily: (i) a $130 million gain on the sale of the Company’s remaining shares in Broadcom Corporation, (ii) a $122 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc. (“Nextel”), (iii) an $82 million gain on the sale of a portion of the Company’s shares in Telus Corporation, and (iv) a $68 million gain on the sale of a portion of the Company’s shares in Nextel Partners, Inc. (“Nextel Partners”).
      The 2003 net gains were primarily: (i) a $255 million gain on the sale of a portion of the Company’s shares in Nextel, (ii) an $80 million gain on the sale of the Company’s shares in Symbian Limited, (iii) a $65 million gain on the sale of the Company’s shares in UAB Omnitel of Lithuania, and (iv) a $61 million gain on the sale of a portion of the Company’s shares in Nextel Partners.
Other
      Charges classified as Other, as presented in Other Income (Expense), were $141 million in 2004, compared to $142 million in 2003. The $141 million of charges in 2004 primarily related to: (i) net charges of $81 million for costs related to the redemption of debt, (ii) foreign currency losses of $44 million, (iii) $36 million of investment impairment charges, and (iv) $18 million in minority interest expense. These items were partially offset by: (i) $29 million of equity in net earnings of affiliated companies, and (ii) $20 million in income related to the recovery of a previously-impaired debt holding in a European cable operator.
      The $142 million of charges in 2003 primarily related to: (i) $96 million of investment impairment charges, partially comprised of a $29 million charge to write down to zero the Company’s debt holding in a European cable

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operator, and (ii) foreign currency losses of $73 million, partially offset by $30 million of equity in net earnings of affiliated companies.
Effective Tax Rate
      The effective tax rate was 33% in both 2004 and 2003, representing tax expense of $1.1 billion and $448 million, in 2004 and 2003, respectively. The 2004 effective tax rate reflects a $241 million benefit from the reversal of previously-accrued income taxes as a result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits. The 2004 effective tax rate also reflects nondeductible charges of $125 million for the impairment of goodwill related to a sensor business and $31 million for IPR&D charges related to acquisitions.
      The 2003 effective tax rate reflected a $61 million benefit from the reversal of previously-accrued income taxes as a result of settlements reached with taxing authorities and $32 million for IPR&D charges related to acquisitions in 2003.
Earnings from Continuing Operations
      The Company had earnings from continuing operations before income taxes of $3.3 billion in 2004, compared to earnings from continuing operations before income taxes of $1.4 billion in 2003. After taxes, the Company had earnings from continuing operations of $2.2 billion, or $0.90 per diluted share from continuing operations, in 2004, compared to earnings from continuing operations of $928 million, or $0.39 per diluted share from continuing operations, in 2003.
      The $1.9 billion increase in earnings from continuing operations before income taxes is primarily attributed to: (i) a $2.9 billion increase in gross margin, primarily due to the $8.2 billion increase in total net sales, as well as cost savings from improved supply-chain execution, overall cost structure improvements and ongoing cost reduction activities, (ii) a $95 million decrease in net interest expense, driven primarily by the reduction in total debt in 2004, (iii) a $51 million decrease in overall reorganization of businesses charges, including a $13 million decrease in reorganization of businesses costs recognized in Costs of Sales and a $38 million decrease in costs recognized in Reorganization of Businesses. These improvements in earnings were partially offset by: (i) a $680 million increase in SG&A expenditures, primarily driven by increases in: (a) employee incentive program accruals, (b) sales commissions resulting from the increase in net sales, (c) advertising and promotions expenditures in PCS, and (d) marketing expenditures, (ii) a $261 million increase in R&D expenditures, due primarily to an increase in developmental engineering expenditures in PCS due to additional investment in new product development, and increased investment in new technologies by CGISS, (iii) a $168 million increase in Other Charges, primarily due to a $125 million impairment charge related to goodwill associated with a sensor business and $34 million in IPR&D charges related to 2004 acquisitions, and (iv) a $79 million decrease in gains on sales of investments and businesses.
Results of Operations— 2003 Compared to 2002
Net Sales
      Net sales were $23.2 billion in 2003, down 1% from $23.4 billion in 2002. The overall decline in net sales was primarily related to: (i) a $286 million decrease in net sales by BCS, reflecting continued reductions in capital spending by cable service providers, (ii) a $196 million decrease in net sales by PCS, primarily due to: (a) increased competition in Asia, (b) an estimated loss in market share during 2003, resulting from delays in the introduction of new products, driven by supply constraints for a key component, and (c) the discontinued sale of paging products during 2002, and (iii) a $194 million decrease in net sales by GTSS, reflecting continued reductions in capital spending by cellular operators during 2003, specifically in mature markets. These decreases were partially offset by: (i) a $382 million increase in net sales by CGISS, reflecting increased customer spending due to homeland security initiatives in the government market, as well as an increase in sales due to the conflict in the Middle East and the reconstruction of public safety systems in Iraq, and (ii) a $76 million increase in net sales by IESS, primarily due to the success of several new products in the automotive market and increased demand from industrial automation, medical and telecommunications customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Margin
      Gross margin was $7.6 billion, or 32.7% of net sales, in 2003, compared to $7.7 billion, or 32.8% of net sales, in 2002. Three of the Company’s five major segments had a higher gross margin and higher gross margin as a percentage of net sales in 2003. The improvement in gross margin as a percentage of net sales reflects: (i) an increase in CGISS, primarily from the increase in net sales and a favorable product mix, as well as continued benefits from prior cost-reduction actions, and (ii) an increase in GTSS, primarily due to benefits from prior cost-reduction actions and a decline in reorganization of business charges reflected in costs of sales, and (iii) an increase in IESS, primarily from the increase in net sales and a decline in reorganization of business charges reflected in costs of sales. These improvements in gross margin percentage were partially offset by declines in BCS and PCS, primarily due to the decline in net sales in these two segments.
      The 2003 gross margin included reorganization of business charges of $16 million, which were included in Costs of Sales and primarily related to direct labor employee severance costs. The 2002 gross margin included reorganization of business charges of $68 million, which were included in Costs of Sales and primarily related to direct labor employee severance costs.
Selling, General and Administrative Expenses
      SG&A expenses declined 12% to $3.5 billion, or 15.2% of net sales, in 2003, compared to $4.0 billion, or 17.0% of net sales, in 2002. Four of the Company’s five major segments had lower SG&A expenses in 2003 than in 2002. The decrease in SG&A expenses was primarily driven by: (i) decreased general and administrative spending by PCS, reflecting benefits from cost-reduction efforts, (ii) decreased selling and sales support costs by GTSS, reflecting benefits from prior cost-reduction efforts, partially offset by an increase in employee incentive program costs, and (iii) decreased general and administrative spending by IESS and BCS, reflecting benefits from prior cost-reduction actions. These benefits were partially offset by increased SG&A expenditures in CGISS, primarily due to an increase in employee incentive program accruals.
Research and Development Expenditures
      R&D expenditures increased slightly to $2.8 billion, or 12.1% of net sales, in 2003, compared to $2.8 billion, or 11.9% of net sales, in 2002. Four of the Company’s five major segments had increased R&D expenditures in 2003. The increase in R&D expenditures was primarily due to increased expenditures by: (i) PCS, reflecting an increase in developmental engineering expenditures due to the high volume of new product offerings, and (ii) IESS, reflecting a reduction in customer funding of R&D. These increased expenditures were partially offset by a decrease in R&D expenditures by GTSS, reflecting benefits from prior restructuring actions.
Reorganization of Businesses
      Net reorganization of businesses charges in 2003 were $39 million, including $23 million reflected in the consolidated statements of operations under Reorganization of Businesses and $16 million included in Costs of Sales. The 2003 net charges of $39 million included $174 million of charges for employee separation and exit costs, $145 million of reversals for employee separation and exit cost reserves no longer needed, $38 million in charges for the impairment of assets classified as held-for-sale, and $28 million in fixed asset adjustments, primarily for assets which the Company intends to use that were previously classified as held-for-sale.
      Net reorganization of businesses charges in 2002 were $673 million, including $605 million reflected under Reorganization of Businesses and $68 million included in Costs of Sales. The 2002 net charges of $673 million included $623 million of charges for employee separation and exit costs, $185 million of reversals for employee separation and exit cost reserves no longer needed, $306 million in charges for the impairment of assets classified as held-for-sale, primarily related to the shut-down of an engineering and distribution center in Illinois, and $71 million in fixed asset adjustments, primarily for assets which the Company intends to use that were previously classified as held-for-sale. These charges are discussed in further detail in the “Reorganization of Businesses Programs” section below.
Other Charges (Income)
      The Company recorded net income of $57 million in Other Charges (Income) in 2003, compared to net charges of $754 million in 2002. The net income of $57 million in 2003 primarily consisted of: (i) $69 million in

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

income from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims, (ii) $59 million in income due to the reassessment of remaining reserve requirements as a result of a litigation settlement agreement with The Chase Manhattan Bank regarding Iridium, and (iii) $41 million in income from the sale of Iridium-related assets that were previously written down. These items were partially offset by: (i) a $73 million impairment charge relating to goodwill associated with the infrastructure business of BCS, and (ii) $32 million of in-process research and development charges related to the acquisition of Winphoria Networks, Inc. by GTSS.
      The net charge of $754 million in 2002 was primarily comprised of: (i) a $526 million charge for potentially uncollectible finance receivables to fully reserve a loan to Telsim, a wireless service provider in Turkey, that defaulted on a $2.0 billion loan from the Company, (ii) a $325 million intangible asset impairment charge relating to an intellectual property license that enabled the Company to provide national authorization services for digital set-top terminals, and (iii) $12 million for acquired in-process research and development charges, primarily related to the acquisition of Synchronous, Inc. by BCS. These items were partially offset by: (i) $63 million of income from the reduction of accruals, primarily related to termination settlements relating to Iridium, and (ii) $24 million of income from the reduction of accruals no longer needed due to the settlement with the Company’s insurer on items related to previous environmental claims.
Net Interest Expense
      Net interest expense was $294 million in 2003, compared to $355 million in 2002. Net interest expense in 2003 included interest expense of $423 million, partially offset by interest income of $129 million. Net interest expense in 2002 included interest expense of $538 million, partially offset by interest income of $183 million. The decrease in net interest expense in 2003 compared to 2002 reflects: (i) a reduction in total debt during 2003, (ii) benefits derived from fixed-to-floating interest rate swaps due to lower interest rates, (iii) lower rates of interest paid for commercial paper and other short-term borrowings due to the low general interest rate environment during 2003, and (iv) an increase in interest income due to higher average cash balances.
Gains on Sales of Investments and Businesses
      Gains on sales of investments and businesses were $539 million in 2003, compared to $81 million in 2002. The 2003 net gains primarily related to: (i) a $255 million gain on the sale of a portion of the Company’s shares in Nextel, (ii) an $80 million gain on the sale of the Company’s shares in Symbian Limited, (iii) a $65 million gain on the sale of the Company’s shares in UAB Omnitel of Lithuania, and (iv) a $61 million gain on the sale of a portion of the Company’s shares in Nextel Partners.
      The 2002 net gains primarily related to: (i) the sale of equity securities of other companies held for investment purposes, (ii) the sale of the CodeLinktm bioarray business, and (iii) the reduction of accruals after the settlement of contingencies associated with the prior sales of certain businesses.
Other
      Charges classified as Other, as presented in Other Income (Expense), were $142 million in 2003, compared to $1.4 billion in 2002. These charges or income primarily include: (i) foreign currency transaction gains (losses), (ii) equity in net earnings (losses) of affiliated companies, and (iii) investment impairment charges.
      The $142 million of charges classified as Other in 2003 primarily related to: (i) $96 million of investment impairment charges, partially comprised of a $29 million charge to write down to zero the Company’s debt holding in a European cable operator, and (ii) foreign currency losses of $73 million, partially offset by $30 million of equity in earnings of affiliated companies.
      The $1.4 billion of charges classified as Other in 2002 primarily consisted of $1.2 billion of investment impairment charges. These impairment charges were primarily comprised of: (i) a $464 million writedown in the value of the Company’s investment in Nextel, (ii) a $321 million writedown of the Company’s debt security holdings and associated warrants in a European cable operator, (iii) a $95 million charge to write the value of the Company’s investment in an Argentine cellular operating company to zero, and (iv) a $73 million writedown of the Company’s investment in Telus Corporation. Other charges included: (i) $98 million of debt redemption charges paid in 2002 that related to the $825 million of Puttable Reset Securities (PURS) that were redeemed in February 2003, and (ii) foreign currency losses of $36 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective Tax Rate
      The effective tax rate was 33% in 2003, representing a $448 million net tax expense, compared to a 35% effective tax rate, representing a $721 million net tax benefit, in 2002. The 2003 effective tax rate reflects a $61 million benefit from the reversal of previously-accrued income taxes. The tax reversal relates to a reassessment of the Company’s income tax requirements given the settlement of certain previously-pending income tax audits. The effective tax rate also reflects nondeductible charges taken of $32 million for IPR&D charges related to the 2003 acquisition of Winphoria Networks, Inc.
Earnings (loss) from continuing operations
      The Company had earnings from continuing operations before income taxes of $1.4 billion in 2003, compared to a net loss from continuing operations before income taxes of $2.1 billion in 2002. After taxes, the Company had earnings from continuing operations of $928 million, or $0.39 per diluted share from continuing operations, in 2003, compared to a loss from continuing operations of $1.4 billion, or ($0.59) per diluted share from continuing operations, in 2002.
      The $3.4 billion improvement in earnings from continuing operations before income taxes is primarily attributed to: (i) a $1.2 billion decrease in charges classified as Other, primarily due to the reduction in investment impairment charges, (ii) an $811 million decrease in Other Charges (Income), primarily due to charges that occurred in 2002 that did not occur in 2003, which primarily consisted of a $526 million charge related to potentially uncollectible finance receivables from Telsim and a $325 million intangible asset impairment charge relating to a license of certain intellectual property, (iii) a $634 million decrease in overall reorganization of business charges, including a $52 million decrease in reorganization of businesses costs recognized in Costs of Sales and a $582 million decrease in costs recognized in Reorganization of Businesses, (iv) a $462 million decline in SG&A expenditures, primarily due to the benefits from prior restructuring actions, (v) a $458 million increase in gains on sales of investments and businesses, primarily due to a $255 million gain from the sale of a portion of the Company’s shares in Nextel and gains from the sale of equity securities of other companies held for investment purposes, and (vi) a $61 million decrease in net interest expense. These items were partially offset by: (i) a $114 million decrease in gross margin, primarily due to the 1% decline in net sales, and (ii) a slight increase in R&D expenditures.
Reorganization of Businesses
      The Company records provisions for employee separation and exit costs when they are probable and estimable. The Company maintains a formal Involuntary Severance Plan (Severance Plan) which permits Motorola to offer eligible employees severance benefits based on years of service in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and, therefore, such benefits are accounted for in accordance with SFAS No. 112, “Accounting for Postemployment Benefits” (SFAS 112). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the Reorganization of Businesses income statement line item when it is determined they are no longer required.
      The Company realized cost-saving benefits of approximately $5 million in 2004 from the plans that were initiated during 2004, representing $1 million of savings in Costs of Sales, $1 million of savings in R&D expenditures, and $3 million of savings in SG&A expenditures. Beyond 2004, the Company expects the plans implemented in 2004 to provide annualized cost savings of approximately $79 million, representing $25 million of savings in Costs of Sales, $22 million of savings in R&D expenditures and $32 million of savings in SG&A expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Year Ended December 31, 2004
      For the year ended December 31, 2004, the Company recorded net reversals of $12 million for reserves no longer needed, including $3 million of charges in Costs of Sales and $15 million of reversals under Reorganization of Businesses in the Company’s consolidated statements of operations.
      Included in the aggregate $12 million of net reversals are $59 million of charges for employee separation costs, $66 million of reversals for employee separation and exit cost reserves no longer needed, and income of $5 million related to fixed asset adjustments. The additional charges of $59 million are a result of the Company’s commitment to productivity improvement plans aimed at improving the Company’s ability to meet customer demands and reduce operating costs. The productivity plans are designed to adjust the Company’s workforce to align it with the Company’s focus on seamless mobility and to eliminate positions in its corporate functions in connection with the separation of the Company’s former semiconductor operations into an entirely independent Company, Freescale Semiconductor. Businesses impacted by these plans include the Commercial, Government and Industrial Solutions segment, the Integrated Electronic Systems segment and the Broadband Communications segment, as well as various corporate functions.
Reorganization of Businesses Charges— by Segment
      The following table displays the net charges (reversals) for employee separation and exit cost reserves by segment for the year ended December 31, 2004:

Year Ended
December 31,
Segment	2004

Personal Communications	$(27)
Global Telecom Solutions	(7)
Commercial, Government and Industrial Solutions	6
Integrated Electronic Systems	10
Broadband Communications	(4)
Other Products	—

(22)
General Corporate	15

$(7)

Reorganization of Businesses Accruals
      The following table displays a rollforward of the accruals established for exit costs and employee separation costs from January 1, 2004 to December 31, 2004:

	Accruals at	2004		2004	Accruals at
	January 1,	Additional	2004(1)	Amount	December 31,
	2004	Charges	Adjustments	Used	2004

Exit costs— lease terminations	$143	$—	$(21)	$(38)	$84
Employee separation costs	116	59	(34)	(95)	46

	$259	$59	$(55)	$(133)	$130

(1)	Includes translation adjustments.
Exit Costs— Lease Terminations
      At January 1, 2004, the Company had an accrual of $143 million for exit costs attributable to lease terminations. The 2004 adjustments of $21 million represent reversals of $32 million for accruals no longer needed, partially offset by an $11 million translation adjustment. The $38 million used in 2004 reflects cash payments. The remaining accrual of $84 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheets, represents future cash payments for lease termination obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees, of which 1,000 were direct and 1,100 were indirect. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers. The 2004 additional charges of $59 million represent additional costs for approximately an additional 900 employees. The adjustments of $34 million represent reversals of accruals no longer needed.
      During 2004, approximately 2,500 employees, of which 1,000 were direct and 1,500 were indirect employees, were separated from the Company. The $95 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $46 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheets, is expected to be paid to approximately 500 separated employees.
For the Year Ended December 31, 2003
      For the year ended December 31, 2003, the Company recorded net reorganization of businesses charges of $39 million, including $16 million in Costs of Sales and $23 million under Reorganization of Businesses in the Company’s consolidated statements of operations.
      Included in the aggregate $39 million net charge are $212 million of charges and $173 million of reversals of accruals no longer needed. The charges primarily consisted of: (i) $85 million in the Personal Communications segment, primarily related to the exit of certain manufacturing activities in Flensburg, Germany and the closure of an engineering center in Boynton Beach, Florida, (ii) $50 million in the Commercial, Government and Industrial Solutions segment for segment-wide employee separation costs, and (iii) $39 million in General Corporate, primarily for the impairment of assets classified as held-for-sale and employee separation costs. The $212 million of charges were partially offset by reversals of previous accruals of $173 million, consisting of: (i) $125 million relating to unused accruals of previously-expected employee separation costs across all segments, (ii) $28 million, primarily for assets that the Company intended to use that were previously classified as held-for-sale, and (iii) $20 million for exit cost accruals no longer required across all segments.
Reorganization of Businesses Charges— by Segment
      The following table displays the net charges incurred by segment for the year ended December 31, 2003:

	Exit	Employee	Asset
Segment	Costs	Separations	Writedowns	Total

Personal Communications	$6	$43	$2	$51
Global Telecom Solutions	(3)	(30)	(6)	(39)
Commercial, Government and Industrial Solutions	(3)	35	—	32
Integrated Electronic Systems	(1)	—	—	(1)
Broadband Communications	1	(4)	(4)	(7)
Other Products	(3)	7	—	4

	(3)	51	(8)	40
General Corporate	(6)	(13)	18	(1)

	$(9)	$38	$10	$39

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reorganization of Businesses Accruals
      The following table displays a rollforward of the accruals established for exit costs and employee separation costs from January 1, 2003 to December 31, 2003:

	Accruals at	2003			Accruals at
	January 1,	Additional	2003(1)	2003 Amount	December 31,
	2003	Charges	Adjustments	Used	2003

Exit costs — lease terminations	$209	$11	$(20)	$(57)	$143
Employee separation costs	336	163	(125)	(258)	116

	$545	$174	$(145)	$(315)	$259

(1)	Includes translation adjustments.
Exit Costs — Lease Terminations
      The 2003 additional charges of $11 million were primarily related to the exit of certain manufacturing activities in Germany by the Personal Communications segment. The adjustments of $20 million represent exit cost accruals across all segments which were no longer needed. The 2003 amount used of $57 million reflects cash payments of $52 million and non-cash utilization of $5 million. The remaining accrual of $143 million, is included in Accrued Liabilities in the Company’s consolidated balance sheets. From this remaining accrual, in 2004, the Company paid out $38 million and reversed $32 million. The remaining accrual represents future cash payments, primarily for lease termination obligations.
Employee Separation Costs
      At January 1, 2003, the Company had an accrual of $336 million for employee separation costs, representing the severance costs for approximately 5,700 employees, of which 2,000 were direct employees and 3,700 were indirect employees. The additional charges of $163 million represented the severance costs for approximately 3,200 employees, of which 1,200 were direct employees and 2,000 were indirect employees. The accrual was for various levels of employees. The adjustments of $125 million represent the severance costs for approximately 1,600 employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.
      During 2003, approximately 5,200 employees, of which 2,000 were direct employees and 3,200 were indirect employees, were separated from the Company. The 2003 amount used of $258 million reflects $254 million of cash payments to these separated employees and $4 million of non-cash utilization. The remaining accrual of $116 million is included in Accrued Liabilities in the Company’s consolidated balance sheets. From this remaining accrual, in 2004, the Company paid out $69 million, reversed $33 million and expects $14 million of future cash payments to be paid out to separated employees during the first quarter of 2005.
For the Year Ended December 31, 2002
      For the year ended December 31, 2002, the Company recorded net reorganization of businesses charges of $673 million, including $68 million in Costs of Sales and $605 million under Reorganization of Businesses in the Company’s consolidated statements of operations.
      Included in the aggregate $673 million charge is $918 million of additional charges and $245 million of reversals of accruals no longer needed. The additional charges of $918 million were comprised of the following: (i) $275 million in the Personal Communications segment, primarily related to the shut-down of an engineering and distribution center in Illinois, (ii) $224 million in the Global Telecom Solutions segment, primarily related to segment-wide employee separation costs and for exit costs relating to a lease cancellation fee, and (iii) $419 million for employee separation, fixed asset impairments and lease cancellation fees across all other segments. The $918 million charge was offset by $245 million of reversals of previous accruals, consisting of: (i) $108 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $77 million, primarily for exit cost accruals no longer required across all segments, and (iii) $60 million primarily for assets that the Company intended to use that were previously classified as held-for-sale.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reorganization of Businesses Charges—by Segment
      The following table displays the net charges incurred by segment for the year ended December 31, 2002:

	Exit	Employee	Asset
Segment	Costs	Separations	Writedowns	Total

Personal Communications	$(5)	$70	$119	$184
Global Telecom Solutions	56	128	25	209
Commercial, Government and Industrial Solutions	(16)	58	3	45
Broadband Communications	4	37	9	50
Integrated Electronic Systems	24	20	23	67
Other Products	(8)	19	7	18

	55	332	186	573
General Corporate	24	27	49	100

	$79	$359	$235	$673

Reorganization of Businesses Accruals
      The following table displays a rollforward of the accruals established for exit costs and employee separation costs from January 1, 2002 to December 31, 2002:

	Accruals at	2002			Accruals at
	January 1,	Additional	2002(1)	2002 Amount	December 31,
	2002	Charges	Adjustments	Used	2002

Exit costs— lease terminations	$294	$156	$(77)	$(164)	$209
Employee separation costs	358	467	(108)	(381)	336

	$652	$623	$(185)	$(545)	$545

(1)	Includes translation adjustments.
Exit Costs— Lease Terminations
      The 2002 additional charges of $156 million were related to lease cancellation fees, primarily in Global Telecom Solutions segment. The adjustments of $77 million represented exit costs accruals across all segments which were no longer needed. The 2002 amount used of $164 million reflects cash payments of $161 million and non-cash utilization of $3 million. In 2003 and 2004, the Company utilized $87 million of the $209 million remaining accrual and reversed $51 million. The remaining accrual represents future cash payments, primarily for lease termination obligations.
Employee Separation Costs
      At January 1, 2002, the Company had an accrual of $358 million for employee separation costs, representing the severance costs for approximately 6,500 employees, of which 3,200 were direct employees and 3,300 were indirect employees. The 2002 additional charges of $467 million represented the severance costs for approximately 8,900 employees, of which 2,600 were direct employees and 6,300 were indirect employees. The accrual was for various levels of employees. The reversals into income of $108 million represent the severance costs for approximately 900 employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.
      During 2002, approximately 8,800 employees, of which 3,200 were direct employees and 5,600 were indirect employees, were separated from the Company. The 2002 amount used of $381 million reflects $368 million of cash payments to these separated employees and $13 million of non-cash utilization. In 2003 and 2004, the Company utilized $214 million of the $336 million remaining accrual and reversed $122 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
       As highlighted in the Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities. Each of these components is discussed below.
Cash and Cash Equivalents
      During 2004, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) increased by $2.8 billion to $10.6 billion at December 31, 2004, compared to $7.8 billion at December 31, 2003. At December 31, 2004, $3.8 billion of this amount was held in the U.S. and $6.8 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of the funds in other countries could be subject to delay and could have potential adverse tax consequences.
      In light of recently-passed tax laws, the Company expects to repatriate cash during 2005, to the extent the repatriation is consistent with business strategy and is economically advantageous. However, the Company has not yet completed its evaluation of the effect of the new tax law on its plans for reinvestment or repatriation of foreign earnings. The Company will evaluate its repatriation plans and the impact of the new tax provision throughout 2005 and will report the repatriation provision effect on financial results in the period the repatriation plan or plans are defined and approved.
Operating Activities
      The Company has generated positive cash flow from operations in each of the last 4 years. The cash provided by operating activities in 2004 was $3.1 billion, compared to $2.0 billion in 2003 and $1.2 billion in 2002. The primary contributors to cash flow from operations in 2004 were: (i) earnings from continuing operations (adjusted for non-cash items) of $3.0 billion, and (ii) a net increase of $1.9 billion in accounts payable and accrued liabilities, primarily attributed to increases in accounts payable, employee incentive program accruals, customer incentive reserves and warranty reserves. These positive contributors to cash flow were partially offset by: (i) an $808 million increase in other current assets, (ii) a $539 million increase in accounts receivable, (iii) a $433 million increase in inventories, and (iv) a $68 million increase in other net operating assets.
      Accounts Receivable: The Company’s net accounts receivable were $4.5 billion at December 31, 2004, compared to $3.8 billion at December 31, 2003. The Company’s days sales outstanding (“DSO”), excluding net long-term receivables, were 44.9 days at December 31, 2004, compared to 49.1 days at December 31, 2003. The decline in DSO reflects the continuing improvement in receivables management across the Company. The other key factor in the reduction of the overall DSO was the reduction in accounts receivable balance and DSO by the Global Telecom Solutions segment (“GTSS”) in 2004 compared to 2003, primarily due to an improvement in achieving payment milestones in Asia. The increase in net accounts receivable was primarily due to the increase in net sales in the fourth quarter of 2004, compared to net sales in the fourth quarter of 2003, primarily in the Personal Communications segment (“PCS”).
      Inventory: The Company’s net inventory was $2.5 billion at December 31, 2004, compared to $2.1 billion at December 31, 2003. The increase in the net inventory balance reflects increased net inventory balances in each of the Company’s five major segments. The increase in the overall net inventory balance was primarily due to increases by: (i) PCS, primarily due to higher levels of components on hand due to the anticipated increase in net sales in the first quarter of 2005 compared to the first quarter of 2004, (ii) the Broadband Communications segment (“BCS”), due to anticipated increased demand in 2005 compared to 2004, (iii) the Integrated Electronic Systems segment (“IESS”), due to anticipated increased demand in 2005 compared to 2004 and the acquisition of Force Computers, and (iv) GTSS, due primarily to anticipated increased demand in 2005 compared to 2004. The Company’s inventory turns increased to 8.9 at December 31, 2004, compared to 7.6 at December 31, 2003. The increase in overall inventory turns was driven by the increase in turns by PCS, primarily due to the significant growth in net sales and effective inventory management programs, and is evidence of benefits from the continued focus on inventory and supply chain management process throughout the Company. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Reorganization of Businesses: The Company has implemented substantial reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with these plans were $133 million in 2004, as compared to $306 million in 2003. Of the $130 million reorganization of businesses accrual at December 31, 2004, $46 million relates to employee separation costs and is expected to be paid in 2005. The remaining $84 million in accruals relate to lease termination obligations.
      Pension Plan Contributions: The Company contributed $652 million to its pension plans during 2004, compared to $275 million in 2003. The Company expects to make cash contributions of approximately $195 million to its pension plans during 2005. Retirement-related benefits are further discussed below in the “Significant Accounting Policies—Retirement-Related Benefits” section.
Investing Activities
      The most significant components of the Company’s investing activities are: (i) capital expenditures, (ii) strategic acquisitions of, or investments in, other companies, and (iii) proceeds from dispositions of investments and businesses.
      Net cash used for investing activities was $163 million in 2004, as compared to net cash provided of $64 million in 2003 and net cash used of $251 million in 2002. The $227 million increase in cash used for investing activities in 2004 compared to 2003 was due to: (i) a $197 million increase in cash used for acquisitions and investments, net of cash assumed, and (ii) a $150 million increase in capital expenditures. These items of cash use were partially offset by: (i) a $69 million decrease in purchases of short-term investments, (ii) a $34 million increase in proceeds received from the dispositions of property, plant and equipment, and (iii) a $17 million increase in proceeds received from the sale of investments and businesses.
      Strategic Acquisitions and Investments: The Company used cash for acquisitions and new investment activities of $476 million in 2004, compared to cash used of $279 million in 2003 and $79 million in 2002. The largest components of the $476 million in 2004 expenditures were: (i) $169 million for the acquisition of MeshNetworks, Inc., a leading developer of mobile mesh networking and position-location technologies by the Commercial, Government and Industrial Solutions segment (“CGISS”), (ii) $121 million, net of cash assumed, for the acquisition of Force Computers, a worldwide designer and supplier of open, standards-based and custom embedded computing solutions, by IESS, (iii) the acquisition of Quantum Bridge Communications, Inc., a leading provider of fiber-to-the-premises solutions, by BCS, and (iv) the acquisition of the remaining interest of Appeal Telecom of Korea, a leading designer of CDMA handsets for the global market, by PCS. The largest components of the $279 million in 2003 expenditures were: (i) $179 million for the acquisition of Winphoria Networks, Inc., a core infrastructure provider of next-generation, packet-based mobile switching centers for wireless networks, by GTSS, and (ii) the acquisition of the remaining outstanding shares of Next Level Communications, Inc.
      Capital Expenditures: Capital expenditures were $494 million in 2004, compared to $344 million in 2003 and $387 million in 2002. The increase in capital expenditures was primarily due to an increase by CGISS, driven by investment in large systems what will be built, owned and operated by the Company. Capital expenditures increased in each of the Company’s five major segments in 2004 compared to 2003. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.
      Sales of Investments and Businesses: The Company received $682 million in proceeds from the sales of investments and businesses in 2004, compared to proceeds of $665 million in 2003 and $94 million in 2002. The $682 million of proceeds in 2004 were primarily comprised of: (i) $216 million from the sale of the Company’s remaining shares in Broadcom Corporation, (ii) $141 million from the sale of a portion of the Company’s remaining shares in Nextel Communications, Inc. (“Nextel”), (iii) $117 million from the sale of the Company’s remaining shares in Telus Corporation, and (iv) $77 million from the sale of a portion of the Company’s shares in Nextel Partners, Inc. (“Nextel Partners”). The $665 million of proceeds in 2003 were primarily comprised of: (i) $335 million from the sale of a portion of the Company’s shares in Nextel, (ii) $117 million from the sale of the Company’s shares in UAB Omnitel of Lithuania, (iii) $94 million from the sale of the Company’s shares in Symbian Limited, and (iv) $73 million from the sale of a portion of the Company’s shares in Nextel Partners.
      Short-Term Investments: At December 31, 2004, the Company had $152 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $139 million of short-term investments at December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Available-For-Sale Securities: In addition to available cash and cash equivalents and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At December 31, 2004, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.9 billion, which represented a cost basis of $616 million and a net unrealized gain of $2.3 billion. At December 31, 2003, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.9 billion, which represented a cost basis of $499 million and a net unrealized gain of $2.4 billion.
      Nextel Investment: In March 2003, the Company entered into three agreements with multiple investment banks to hedge up to 25 million of its shares of Nextel common stock. The three agreements are to be settled over periods of three, four and five years, respectively. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract “floor” price. Pursuant to these agreements, and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company will deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. The Company has recorded $340 million and $310 million as of December 31, 2004 and 2003, respectively, in Other Liabilities in the consolidated balance sheet to reflect the fair value of the Nextel hedge.
      Motorola, together with its wholly-owned subsidiary Motorola SMR, Inc. (“Motorola SMR”) owns 29,660,000 shares of Class B Non-Voting Common Stock of Nextel (the “Nextel Class B Shares”). On December 15, 2004, Nextel and Sprint Corp. (“Sprint”) announced a definitive agreement (the “Merger Agreement”) for a merger of the two companies in a stock-for-stock transaction. Pursuant to a letter agreement dated December 14, 2004 among Motorola, Motorola SMR and Nextel (the “Letter Agreement”), Motorola and Motorola SMR agreed not to dispose of their Nextel Class B Shares (or any shares of non-voting common stock of Sprint/ Nextel issued in exchange therefor pursuant to the Merger Agreement) for a period of up to 2 years. In exchange for the restrictions imposed under the Letter Agreement, Nextel agreed to pay Motorola a fee of $50 million (the “Consent Fee”) on the third business day following the receipt of necessary approvals by the stockholders of Nextel and Sprint for the merger. Nextel has agreed to pay the Consent Fee to Motorola at an earlier date under certain circumstances.
Financing Activities
      The most significant components of the Company’s financing activities are: (i) net proceeds from (or repayment of) commercial paper and short-term borrowings, (ii) net proceeds from (or repayment of) long-term debt securities, (iii) the payment of dividends, (iv) proceeds from the issuance of stock due to exercises of employee stock options and purchases under the employee stock purchase plan, and (v) distributions from (to) discontinued operations.
      Net cash used for financing activities was $237 million in 2004, as compared to $757 million in 2003 and $402 million in 2002. Cash used for financing activities in 2004 was primarily: (i) $1.5 billion to redeem all outstanding 6.75% Debentures due 2006 (the “2006 Debentures”) in July 2004, (ii) $500 million to redeem all outstanding Trust Originated Preferred Securitiessm (the “TOPrS”) in March 2004, (iii) $500 million to repay, at maturity, all outstanding 6.75% Debentures due 2004 in June 2004, (iv) $202 million to redeem a portion of the 7.60% Notes due 2007 (the “2007 Notes”) in July 2004, (v) $115 million for the open market repurchase of a portion of the 6.50% Debentures due 2028 (the “2028 Debentures”) in August 2004, and (vi) $378 million to pay dividends. This cash used for financing activities was partially offset by: (i) net proceeds of $1.3 billion distributed to the Company by Freescale Semiconductor in July 2004 at the time of the initial public offering by Freescale Semiconductor of approximately 32.5% of its total common shares and the issuance of senior debt securities in an aggregate principal amount of $1.25 billion, (ii) net proceeds of $1.2 billion received from the sale of stock pursuant to the terms of 7.00% Equity Security Units (the “MEUs”), and (iii) proceeds of approximately $500 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Cash used for financing activities in 2003 was primarily used: (i) to repay $1.1 billion of total debt (including commercial paper), primarily through the redemption of all of the Company’s $825 million of Puttable Reset Securities (PURS) and the retirement of $98 million of Liquid Yield Option Notes (LYONs), and (ii) to pay dividends of $332 million. These items were partially offset by: (i) net proceeds of $556 million from distributions from Freescale Semiconductor through the cash management system and (ii) proceeds of $158 million from the issuance of common stock in connection with the Company’s employee stock purchase plan and employee stock option plan.
      Short-Term Debt: At December 31, 2004, the Company’s outstanding short-term debt was $717 million, compared to $869 million of outstanding short-term debt at December 31, 2003. The decrease in short-term debt during 2004 primarily reflects the repayment, at maturity, of the $500 million of 6.75% Debentures due 2004, partially offset by the reclassification to current maturities of $398 million of 6.50% Debentures due 2025 that are puttable in 2005. At December 31, 2004, the Company had $300 million of outstanding commercial paper, compared to $304 million outstanding at December 31, 2003. The Company currently expects its outstanding commercial paper balances to average $300 million throughout 2005.
      Long-Term Debt: At December 31, 2004, the Company had outstanding long-term debt of $4.6 billion, compared to $6.7 billion of outstanding long-term debt at December 31, 2003. This reduction in long-term debt, as further described below under “Redemptions and Repurchases of Outstanding Securities in 2004,” consists primarily of: (i) the redemption of the $1.4 billion aggregate principal amount outstanding of 2006 Debentures, (ii) the reclassification to current maturities of $398 million of 6.50% Debentures due 2025 that are puttable in 2005, (iii) the retirement of $182 million of the $300 million aggregate principal amount outstanding of 2007 Notes, (iv) the retirement of $110 million of the $409 million aggregate principal amount outstanding of 2028 Debentures, and (v) the redemption of the $4 million of Liquid Yield Option Notes due September 7, 2009 (the “2009 LYONs”) and the Liquid Yield Option Notes due September 27, 2013 (the “2013 LYONs”) not validly exchanged for stock.
      Remarketing of Senior Note Component of MEUs in August 2004: In August 2004, pursuant to the terms of the MEUs, the $1.2 billion of 6.50% Senior Notes due 2007 (the “2007 MEU Notes”) that comprised a portion of the MEUs were remarketed to a new set of holders. In connection with the remarketing, the interest rate on the 2007 MEU Notes was reset to 4.608%. None of the other terms of the 2007 MEU Notes were changed. Shortly after the remarketing, the Company entered into interest rate swaps to change the characteristics of the interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments.

Redemptions and Repurchases of Outstanding Securities in 2004
      $500 Million of TOPrS: In March 2004, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company (the “Trust”), redeemed all outstanding TOPrS plus accrued interest. In February 1999, the Trust sold 20 million TOPrS to the public for an aggregate offering price of $500 million. The Trust used the proceeds from that sale, together with the proceeds from its sale of common stock to the Company, to buy a series of 6.68% Deferrable Interest Junior Subordinated Debentures due March 31, 2039 (the “Subordinated Debentures”) from the Company with the same payment terms as the TOPrS. The sole assets of the Trust were the Subordinated Debentures. Historically, the TOPrS have been reflected as “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Company-Guaranteed Debentures” in the Company’s consolidated balance sheets. No TOPrS or Subordinated Debentures remain outstanding.
      $4 Million of LYONS: In March 2004, the Company also redeemed all outstanding 2009 LYONs and 2013 LYONs. On March 26, 2004, all then-outstanding 2009 LYONs and 2013 LYONs, not validly exchanged for stock, were redeemed for an aggregate redemption price of approximately $4 million. No 2009 LYONs or 2013 LYONs remain outstanding.
      $500 Million of 6.75% Debentures due 2004: In June 2004, the Company repaid, at maturity, all $500 million aggregate principal amount outstanding of its 6.75% Debentures due 2004.
      $182 Million of 7.60% Notes due 2007: In July 2004, the Company commenced a cash tender offer for any and all of the $300 million aggregate principal amount outstanding of its 2007 Notes. The tender offer expired in August 2004 and an aggregate principal amount of approximately $182 million of 2007 Notes was validly tendered. In August 2004, the Company repurchased the validly tendered 2007 Notes for an aggregate purchase price of approximately $202 million. This debt was repurchased with proceeds distributed to the Company by Freescale Semiconductor.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      $1.4 Billion of 6.75% Debentures due 2006: In July 2004, the Company called for the redemption of all $1.4 billion aggregate principal amount outstanding of its 2006 Debentures. All of the 2006 Debentures were redeemed in August 2004 for an aggregate purchase price of approximately $1.5 billion. This debt was redeemed partially with proceeds distributed to the Company by Freescale Semiconductor and partially with available cash balances.
      $110 Million of 6.50% Debentures due 2028: In August 2004, the Company completed the open market purchase of $110 million of the $409 million aggregate principal amount outstanding of its 2028 Debentures. The $110 million principal amount of 2028 Debentures was purchased for an aggregate purchase price of approximately $115 million.
      Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.
      $1.2 Billion of Proceeds from the Sale of Stock Pursuant to Equity Security Units During 2004: The Company sold $1.2 billion of MEUs during the fourth quarter of 2001. In November 2004, pursuant to the terms of the MEUs the Company sold 69.4 million shares of common stock for $1.2 billion to the holders of the MEUs. Pursuant to the terms of the MEUs, the price per share paid by the holders of the MEUs was based on the applicable market value of the Company’s common stock at the purchase date. The purchase price was $17.30 per share, resulting in the holders purchasing 2.8902 shares of common stock per MEU, for a total of 69.4 million shares.
      Credit Ratings: Three independent credit rating agencies, Standard & Poor’s (“S&P”), Moody’s Investor Services (“Moody’s”) and Fitch Investors Service (“Fitch”), assign ratings to the Company’s short-term and long-term debt.
      The following chart reflects the current ratings assigned to the Company’s senior unsecured non-credit enhanced long-term debt and the Company’s commercial paper by each of these agencies:

Long-Term Debt
			Commercial	Date of Last
Name of Rating Agency	Rating	Outlook	Paper	Action

S&P	BBB	positive	A-2	August 2, 2004
Moody’s	Baa3	positive	P-3	July 21, 2004
Fitch	BBB+	positive	F-2	January 20, 2005

      In January 2005, Fitch upgraded the Company’s long-term debt rating to “BBB+” with a “positive” outlook from “BBB” with a “positive” outlook. There was no change in the short-term rating of “F-2”. In August 2004 S&P changed its outlook on the Company’s long-term debt to “BBB” with a “positive” outlook from “BBB” with a “negative” outlook. There was no change in the short-term rating of “A-2.” In July 2004, Moody’s changed its outlook on the Company’s long-term debt to “Baa3” with a “positive” outlook from “Baa3” with a “negative” outlook. There was no change in the short-term rating of “P-3.”
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
      The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. The Company has greatly reduced the amount of its commercial paper outstanding in comparison to historical levels and has maintained commercial paper balances of between $300 million and $500 million for the last 4 years. This reflects the fact that the market for commercial paper rated “A-2/ P-3/ F-2” is much smaller than that for commercial paper rated “A-1/ P-1/ F-1” and commercial paper or other short-term borrowings may be of limited availability to participants in the “A-2/ P-3/ F-2” market from time-to-time or for extended periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Credit Facilities
      At December 31, 2004, the Company’s total domestic and non-U.S. credit facilities totaled $2.9 billion, of which $76 million was considered utilized. These facilities are principally comprised of: (i) a $1.0 billion three-year revolving domestic credit facility maturing in May 2007 (the “3-Year Credit Facility”) which is not utilized, and (ii) $1.9 billion of non-U.S. credit facilities (of which $76 million was considered utilized at December 31, 2004). The 3-Year Credit Facility replaced the Company’s former $700 million 364-day revolving domestic credit facility and $900 million three-year revolving domestic credit facility. Unused availability under the existing credit facilities, together with available cash and cash equivalents and other sources of liquidity, are generally available to support outstanding commercial paper, which was $300 million at December 31, 2004. In order to borrow funds under the 3-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 3-Year Credit Facility include covenants relating to net interest coverage and total debt to book capitalization ratios. The Company was in compliance with the terms of the 3-Year Credit Facility at December 31, 2004. The Company has never borrowed under its domestic revolving credit facilities.
Contractual Obligations, Guarantees, and Other Purchase Commitments
Contractual Obligations
      Summarized in the table below are the Company’s obligations and commitments to make future payments under debt obligations (assuming earliest possible exercise of put rights by holders), lease payment obligations, and purchase obligations as of December 31, 2004.

	Payments Due by Period(1)

(in millions)	Total	2005	2006	2007	2008	2009	Thereafter

Long-Term Debt Obligations	$5,032	$400	$2	$1,340	$527	$2	$2,761
Lease Obligations	836	211	158	115	89	69	194
Purchase Obligations	207	165	28	14	—	—	—

Total Contractual Obligations	$6,075	$776	$188	$1,469	$616	$71	$2,955

(1)	Amounts included represent firm, non-cancellable commitments.
      Debt Obligations: At December 31, 2004, the Company’s long-term debt obligations, including current maturities and unamortized discount and issue costs, totaled $5.0 billion, as compared to $7.2 billion at December 31, 2003. A table of all outstanding long-term debt securities can be found in Note 4, “Debt and Credit Facilities,” to the Company’s consolidated financial statements. As previously discussed, the decrease in the long-term debt obligations as compared to December 31, 2003, was due to the redemptions and repurchases of approximately $2.2 billion of outstanding securities in 2004.
      At December 31, 2004, the Company was in a $5.4 billion net cash position. The Company’s ratio of net debt to net debt plus equity was (68.4)% at December 31, 2004, compared to 0.8% at December 31, 2003. The decrease in this ratio is due to: (i) a $2.8 billion increase in cash and cash equivalents and short-term investments, (ii) a $2.7 billion decrease in total debt, and (iii) a $642 million increase in stockholders’ equity. Total debt is equal to notes payable and current portion of long-term debt plus long-term debt plus TOPrS. The ratio is calculated as net debt divided by net debt plus stockholders’ equity. Net debt is equal to notes payable and current portion of long-term debt plus long-term debt plus TOPrS minus cash and cash equivalents minus short-term investments.
      The Company’s management uses the ratio of net debt to net debt plus equity as one measure of the strength of the Company’s balance sheet. This ratio is only one of many possible measures, and investors should analyze the Company’s financial position and results of operations in their entirety to reach their own conclusions about the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company’s overall financial strength. In addition, the ratio of net debt to net debt plus equity is measured at a specific point in time. Since certain of its components, in particular the Company’s cash balances, are subject to daily change, investors should recognize that this ratio is subject to volatility.
      The Company expects that from time to time outstanding commercial paper balances may be replaced with short or long-term borrowings. Although the Company believes that it can continue to access the capital markets in 2005 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the Company’s current levels of outstanding long-term debt, and (ii) the Company’s credit ratings. In addition, many of the factors that affect the Company’s ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company’s control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.
      Lease Obligations: The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. At December 31, 2004, future minimum lease obligations, net of minimum sublease rentals, totaled $836 million. Rental expense, net of sublease income, was $217 million in 2004, $223 million in 2003 and $218 million in 2002.
      Purchase Obligations: The Company has entered into agreements for the purchase of inventory, license of software, promotional agreements, and research and development agreements which are firm commitments and are not cancelable. The longest of these agreements extends through 2008. Total payments expected to be made under these agreements total $207 million.
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
      In 2003, the Company entered into outsourcing contracts for certain corporate functions, such as benefit administration and information technology related services. These contracts generally extend for 10 years and are expected to expire in 2013. The total payments under these contracts are approximately $3 billion over 10 years; however, these contracts can be terminated. Termination would result in a penalty substantially less than the annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.
      As is customary in bidding for and completing network infrastructure projects and pursuant to a practice the Company has followed for many years, the Company has a number of performance/bid bonds and standby letters of credit outstanding, primarily relating to projects of CGISS and GTSS. These instruments normally have maturities of up to three years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy performance requirements under a contract. A customer can draw on the instrument only if the Company does not fulfill all terms of a project contract. If such an occasion occurred, the Company would be obligated to reimburse the financial institution that issued the bond or letter of credit for the amounts paid. The Company is not generally required to post any cash in connection with the issuance of these bonds or letters of credit. In its long history, it has been extraordinarily uncommon for the Company to have a performance/bid bond or standby letter of credit drawn upon. At December 31, 2004, outstanding performance/bid bonds and standby letters of credit totaled approximately $1.0 billion, compared to $1.3 billion at the end of 2003.
      Off-Balance Sheet Arrangements: Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, the Company does not have any off-balance sheet arrangements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Customer Financing Commitments and Guarantees
      Outstanding Commitments: Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. The Company had outstanding commitments to extend credit to third parties totaling $294 million at December 31, 2004, compared to $149 million at December 31, 2003. During 2004, the Company made loans to customers of $25 million, as compared to loans to customers of $32 million during 2003.
      Guarantees of Third-Party Debt: In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $8 million at December 31, 2004, as compared to $10 million at December 31, 2003. No payments were made pursuant to guarantees during 2004, compared to payments of $28 million made during 2003. Customer borrowings outstanding under these third-party loan arrangements were $4 million at December 31, 2004, as compared to $10 million at December 31, 2003.
      The Company evaluates its contingent obligations under these financial guarantees by assessing the customer’s financial status, account activity and credit risk, as well as the current economic conditions and historical experience. The $8 million of guarantees discussed above are to four customers and are scheduled to expire in 2013. The Company had no accrued liabilities recorded at December 31, 2004 and $1 million at 2003 to reflect management’s best estimate of probable losses of unrecoverable amounts, should these guarantees be called.
Customer Financing Arrangements
      Outstanding Finance Receivables: The Company had net finance receivables of $170 million at December 31, 2004, compared to $301 million at December 31, 2003 (net of allowances for losses of $2.0 billion at December 31, 2004 and $2.1 billion at December 31, 2003). These finance receivables are generally interest bearing, with rates ranging from 3% to 12%. Total interest income recognized on finance receivables was $9 million in 2004, compared to $18 million in 2003 and $28 million in 2002.
      Telsim Loan: At December 31, 2004 and 2003, the Company had $1.9 billion and $2.0 billion, respectively, of gross receivables from one customer, Telsim, in Turkey (the “Telsim Loan”) with the decline representing partial recovery of amounts owed of $44 million due to collection efforts during 2004. As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both December 31, 2004 and 2003, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans’ (the family which previously controlled Telsim) continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make the Company’s collection efforts more difficult.
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
      The Company sells short-term receivables through the Motorola Receivables Corporation (“MRC”) short-term receivables program, which provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. In October 2004, the Company renewed the MRC short-term receivables program at its current level for one year. In addition, the Company sells short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $3.8 billion in 2004, compared to $2.7 billion in 2003 and $2.9 billion in 2002. There were $1.1 billion and $771 million of short-term receivables outstanding under these arrangements at December 31, 2004 and 2003, respectively (including $255 million and $170 million, respectively, under the MRC program). Under the MRC short-term receivables program, 90% of the value of the receivables sold is covered by credit insurance obtained from independent insurance companies. The credit exposure on the remaining 10% is covered by a retained interest in the sold receivables. The Company’s total credit exposure to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

outstanding short-term receivables that have been sold was $25 million at both December 31, 2004 and 2003 with reserves of $4 million and $13 million recorded for potential losses on this exposure at December 31, 2004 and 2003, respectively.
Other Contingencies
      Potential Contractual Damage Claims in Excess of Underlying Contract Value: In certain circumstances, our businesses may enter into contracts with customers pursuant to which the damages that could be claimed by the other party for failed performance might exceed the revenue the Company receives from the contract. Contracts with these sorts of uncapped damage provisions are fairly rare, but individual contracts could still represent meaningful risk. Although it has not previously happened to the Company, there is a possibility that a damage claim by a counterparty to one of these contracts could result in expenses to the Company that are far in excess of the revenue received from the counterparty in connection with the contract.
      Legal Matters: The Company has several lawsuits filed against it relating to the Iridium program, as further described under “Item 3: Legal Proceedings” of this document. The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still pending cases are in very preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
      The Company is a defendant in various other lawsuits, including product-related suits, and is subject to various claims which arise in the normal course of business. In the opinion of management, and other than discussed above with respect to the still pending Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
Segment Information
       The following commentary should be read in conjunction with the financial results of each reporting segment as detailed in Note 10, “Information by Segment and Geographic Region,” to the Company’s consolidated financial statements.
      Net sales and operating results for the Company’s major operations for 2004, 2003 and 2002 are presented below.
      In April 2004, the Company separated its semiconductor operations into a separate subsidiary, Freescale Semiconductor, Inc. (“Freescale Semiconductor”). In July 2004, an initial public offering of a minority interest of approximately 32.5% of Freescale Semiconductor was completed. On December 2, 2004, Motorola completed the spin-off of Freescale Semiconductor from the Company by distributing its remaining 67.5% equity interest in Freescale Semiconductor to Motorola shareholders. As of that date, Freescale Semiconductor is an entirely independent company. The financial results of Freescale Semiconductor have been presented in Motorola’s consolidated financial statements as a discontinued operation.
Personal Communications Segment
      The Personal Communications segment (“PCS”) designs, manufactures, sells and services wireless handsets with integrated software and accessory products. In 2004, PCS’s net sales represented 54% of the Company’s consolidated net sales, compared to 47% in 2003 and 48% in 2002.

	Years Ended December 31			Percent Change

(Dollars in millions)	2004	2003	2002	2004—2003	2003—2002

Segment net sales	$16,823	$10,978	$11,174	53%	(2)%
Operating earnings	1,708	479	503	257%	(5)%

Segment Results—2004 Compared to 2003
      In 2004, the segment’s net sales increased 53% to $16.8 billion, compared to $11.0 billion in 2003. The 53% increase in net sales in 2004 was driven by increases in both unit shipments and average selling price (“ASP”)

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to 2003, and reflects strong consumer demand for new products, particularly GSM and 3G handsets. The strong demand for these new handsets was reflected by increased net sales in all regions, driven by an improved product portfolio, strong market growth in the emerging markets, and high replacement sales in the more mature markets.
      The segment’s backlog was $1.5 billion at December 31, 2004, compared to $2.2 billion at December 31, 2003. The decline in backlog was driven primarily by the segment’s improved ability to meet demand for new products in a more timely manner. In addition, the backlog at December 31, 2003 was unusually high due to the impact of a key component supply constraint that resulted in the segment’s inability to meet the demand for certain new products in the fourth quarter of 2003.
      Unit shipments in 2004 increased 39% to 104.5 million, compared to 75.3 million in 2003. For the full year 2004, a record year for the handset industry, the segment believes total industry unit shipments (also referred to as industry “sell-in”) increased approximately 25% compared to 2003. Since the segment’s unit shipment growth outpaced the industry, the segment believes it increased overall market share in 2004 compared to 2003, and solidified its hold on the second-largest worldwide market share of wireless handsets.
      Also contributing to the increase in net sales was the improvement in the segment’s ASP, which increased approximately 15% in 2004 compared to 2003. The overall increase in ASP was driven primarily by a shift in product mix towards higher-tier handsets, which included the introduction of several 3G UMTS handsets and the iconic RAZR. By comparison, ASP declined approximately 8% in 2003 and 5% in 2002. ASP is impacted by factors such as product mix and pricing, as well as market conditions and competitive product offerings. ASP trends over time can vary as market conditions and competition drive changes to these various factors.
      A few customers represent a significant portion of the segment’s net sales. During 2004, purchases of iDEN products by Nextel Communications, Inc. (“Nextel”)and its affiliates comprised approximately 14% of the segment’s net sales, compared to 18% in 2003. We have been the sole supplier of iDEN handsets and core network infrastructure equipment to Nextel for over ten years. Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. In December 2004, Motorola announced that it reached an agreement with Nextel to extend the companies’ iDEN infrastructure and iDEN subscriber supply agreements for a period from January 1, 2005 through December 31, 2007. Motorola also announced an agreement with Nextel for implementation of Next Generation Dispatch, a new Internet Protocol-based call processing engine designed to replace the current call-processing system. In addition, Motorola has developed a new 6:1 vocoder which will allow Nextel to increase capacity on its current system. Nextel has announced its intention to activate the 6:1 vocoder in substantially all of its markets in 2005. In December 2004, Nextel and Sprint Corp. (“Sprint”) announced their intention to merge their two companies. The segment does not anticipate any significant impact to its business in 2005 as compared to 2004 as a result of this merger.
      In addition to Nextel, the largest of our end customers include Cingular, China Mobile and Vodafone. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which account for approximately 30% of the segment’s net sales. The largest of these distributors represented approximately 5% of the segment’s net sales in 2004 and is our primary distributor in Latin America. The loss of any of the segment’s major customers could have a significant impact on the segment’s business. Although the U.S. market continued to be the segment’s largest market, sales into non-U.S. markets represented approximately 60% of the segment’s total net sales in 2004, compared to 52% in 2003. The largest of these international markets are China, the United Kingdom and Brazil. In North America, the industry saw consolidation of some major telecommunications carriers in 2004, involving some of the segment’s largest customers. However, the segment did not see any significant impact on their business in 2004 due to these consolidations, nor do they foresee any significant impact from these consolidations in the future.
      The segment’s operating earnings increased to $1.7 billion in 2004, compared to operating earnings of $479 million in 2003. The 257% increase in operating earnings was primarily related to an increase in gross margin, which was due to: (i) the 53% increase in net sales, and (ii) ongoing cost-reduction activities and improvements in the segment’s supply chain. Also contributing to the increase in operating earnings was a decrease in reorganization of business charges, primarily due to: (i) charges recorded in 2003 for employee severance and exit costs which were primarily related to the exit of certain manufacturing activities in Flensburg, Germany, and (ii) reversals of accruals recorded in 2004 that were related to accruals for exit costs and employee severance which were no longer needed. These improvements to operating results were partially offset by: (i) an increase in SG&A expenditures, reflecting an increase in employee incentive program accruals and increased advertising, promotion and marketing expenditures to support higher sales and brand awareness, and (ii) an increase in R&D expenditures, primarily

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reflecting increased developmental engineering expenditures due to additional investment in new product development. The segment’s industry typically experiences short life cycles for new products and, therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth.
Segment Results—2003 Compared to 2002
      In 2003, the segment’s net sales decreased 2% to $11.0 billion, compared to $11.2 billion in 2002. The 2% decrease in net sales in 2003 reflected the interaction of a number of factors. In the fourth quarter of 2003, traditionally the segment’s highest sales quarter, the segment was unable to meet demand for shipments of certain products, primarily those featuring integrated cameras, due to supply constraints for a key component. This had an adverse effect on fourth quarter net sales, which were down 3% from the fourth quarter of 2002. As further discussed below, the segment’s net sales in Asia decreased 42% in 2003, due to ongoing intense competition in that region, particularly in China, and the impact of Severe Acute Respiratory Syndrome (“SARS”) during the first half of the year. Also, in 2002, the segment discontinued sales of paging products. The 2002 results included $176 million of net sales of paging products, while 2003 did not include paging product sales.
      The segment’s backlog was $2.2 billion at December 31, 2003, compared to $1.1 billion at December 31, 2002. Backlog increased primarily as a result of demand for new products that were introduced in the second half of 2003, including handsets with integrated cameras. Backlog was also impacted by the component supply constraints, which resulted in the segment’s inability to meet the demand for certain new products in the fourth quarter of 2003.
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
      The 7% increase in unit shipments by the segment was offset by a decrease in the segment’s ASP, which declined 8% on an annual basis in 2003. For comparison, the decline in ASP for the segment was 5% in 2002 and 12% in 2001. The overall decline in ASP in 2003 was caused primarily by: (i) a shift in product mix, particularly during the first half of the year, toward lower-priced handsets, (ii) the intense competition from new and existing handset manufacturers in the Asian market, and (iii) unusually high sales of end-of-life products in the third quarter of 2003, reflecting the segment’s aggressive steps to sell aging inventory. During the second half of 2003, the segment introduced several feature-rich, higher-tier products, with features including cameras, large color displays, expanded software applications, messaging functionality, advanced gaming features and an increased opportunity for personalization. These products began to ship in volume during the fourth quarter of 2003 and, as a result, there was a sequential increase in ASP from the third quarter to the fourth quarter in 2003.
      A few customers represented a significant portion of the segment’s net sales in 2003. During 2003, purchases of iDEN products by Nextel comprised approximately 18% of the segment’s net sales, compared to 15% in 2002. In addition, approximately 9% of the segment’s net sales were to the China market and were primarily used on mobile systems operated by China Mobile and China Unicom, the two largest wireless operators in China. In 2003, although the U.S. market continued to be the segment’s largest market, sales into non-U.S. markets represented more than half of the segment’s total revenue.
      The segment’s operating earnings in 2003 were $479 million, compared to operating earnings of $503 million in 2002. The 5% decline in operating earnings was primarily related to: (i) a decline in gross margin, and (ii) an increase in research and development (R&D) expenditures, partially offset by: (i) a decrease in reorganization of business and other charges, and (ii) a decrease in SG&A expenditures. The decline in gross margin primarily reflects the $196 million decline in net sales, which was driven by the 8% decline in ASP and the loss of sales from the exited paging business. These negative influences were partially offset by a decrease in certain manufacturing costs due to benefits from prior and ongoing cost-reduction actions and supply-chain efficiencies. The increase in R&D expenditures reflects an increase in developmental engineering expenditures due to the number of new product offerings by the segment. The segment’s industry typically experiences short life cycles for new products and, therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth. The decrease in SG&A expenditures reflects a decline in overall administrative and general spending, which was driven by benefits from prior and ongoing cost-

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reduction efforts, as well as the absence of charges that occurred in 2002 related to the discontinuance of paging products.
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
Global Telecom Solutions Segment
      The Global Telecom Solutions segment (“GTSS”) designs, manufactures, sells, installs, and services wireless infrastructure communication systems, including hardware and software. GTSS provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS. In 2004, GTSS’s net sales represented 17% of the Company’s consolidated net sales, compared to 19% in 2003 and 20% in 2002.

	Years Ended December 31			Percent Change

(Dollars in millions)	2004	2003	2002	2004—2003	2003—2002

Segment net sales	$5,457	$4,417	$4,611	24%	(4)%
Operating earnings (loss)	759	247	(621)	207%	***

*** Percent change not meaningful
Segment Results—2004 Compared to 2003
      In 2004, the segment’s net sales increased 24% to $5.5 billion, compared to $4.4 billion in 2003. The 24% increase in net sales in 2004 was driven by an increase in spending by the segment’s wireless service provider customers and reflects increased net sales in both the segment’s mature and emerging markets. The segment continues to increase its presence in emerging markets, which the segment believes are growing faster than the industry as a whole. Net sales growth occurred in all technologies and in all regions. Sales into non-U.S. markets increased in 2004 and represented approximately 66% of the segment’s total net sales in 2004, compared to approximately 63% in 2003. The segment’s backlog was $1.9 billion at December 31, 2004, compared to $1.6 billion at December 31, 2003.
      The wireless infrastructure industry experienced significant growth in 2004 after three years of decline. The segment believes that its 24% increase in net sales outpaced overall sales growth in the industry, and resulted in increased market share for the segment in 2004.
      The nature of the segment’s business is long-term contracts with major operators that require sizeable investments by its customers. In 2004, five customers— China Mobile; China Unicom; KDDI, a service provider in Japan; Nextel; and Verizon— represented approximately 54% of the segment’s net sales. The loss of one of these major customers could have a significant impact on the segment’s business and, because contracts are long-term, could impact revenue and earnings over several quarters.
      Nextel is the segment’s largest customer, representing 17% of the segment’s net sales in 2004, and we have been the sole supplier of iDEN handsets and core network infrastructure equipment to Nextel for over ten years. Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. In December 2004, Motorola announced that it reached an agreement with Nextel to extend the companies iDEN infrastructure and iDEN subscriber supply agreements for a period from January 1, 2005 through December 31, 2007. Motorola also announced an agreement with Nextel for implementation of Next Generation Dispatch, a new Internet Protocol-based call processing engine designed to replace the current call-processing system. In addition, Motorola has developed a new 6:1 vocoder which will allow Nextel to increase capacity on its current system.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nextel has announced its intention to activate the 6:1 vocoder in substantially all of its markets in 2005. In December 2004, Nextel and Sprint announced their intention to merge their two companies. The segment does not anticipate any significant impact to its business in 2005 as compared to 2004 as a result of this merger.
      KDDI has been successful with its all-Motorola 800MHZ CDMA2000 1X network in Japan. In 2004, Motorola and KDDI began deployment of a CDMA2000 1X network in the 2GHZ band. This new packet-based 2GHz network is expected to allow KDDI to provide more advanced features and expand its subscriber base.
      The segment’s operating earnings increased to $759 million in 2004, compared to operating earnings of $247 million in 2003. The 207% increase in operating earnings was primarily related to an increase in gross margin, which was due to: (i) the 24% increase in net sales, and (ii) continued cost containment in the segment’s supply chain. The improvements in operating results were partially offset by an increase in SG&A expenditures, primarily due to: (i) an increase in employee incentive program accruals, and (ii) increased selling and sales support expenditures, primarily attributable to the 24% increase in net sales. R&D expenditures remained relatively flat in 2004 compared to 2003, reflecting benefits from improved efficiencies in development engineering.
      The segment continues to build on its industry-leading position in push-to-talk over cellular (“PoC”) technology. To date, the segment has 23 contracts in 27 countries. These contracts offer PoC solutions for both CDMA2000 and GSM/ GPRS networks.
Segment Results—2003 Compared to 2002
      In 2003, the segment’s net sales decreased 4% to $4.4 billion, compared to $4.6 billion in 2002. The segment’s backlog was $1.6 billion at December 31, 2003, compared to $1.2 billion at December 31, 2002.
      The 4% decrease in net sales in 2003 was primarily due to the continued reduction in capital spending by cellular operators, primarily in mature markets. In U.S. dollars, this sales decline was roughly in line with the overall sales decline in the wireless infrastructure industry. Operators spent less on new equipment because of pressure to reduce costs and declines in average revenue per user. In addition, technology enhancements greatly improved network capacity without necessitating corresponding increases in spending by the operators. However, unlike the case in mature markets, many existing operators in emerging markets increased spending on wireless infrastructure and services during 2003. During 2003, the segment established a market presence in the emerging markets, many of which have higher growth rates than those of mature markets.
      The nature of the segment’s business is long-term contracts with major operators that require sizeable investments by its customers. In 2003, five customers— China Mobile Communications Corporation; China Unicom; KDDI, a service provider in Japan; Nextel and its affiliates and Verizon— represented approximately 55% of the segment’s net sales. The loss of one of these major customers could have a significant impact on the segment’s business and, because contracts are long-term, could impact revenue and earnings over several quarters.
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
      For the full year 2003, the segment recorded net income of $13 million related to reorganization of business and other charges. The net income primarily consisted of a net reduction of $39 million in accruals for reorganization of business costs that were no longer needed, partially offset by a $32 million charge for in-process research and development related to the acquisition of Winphoria Networks, Inc.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial, Government and Industrial Solutions Segment
      The Commercial, Government and Industrial Solutions segment (“CGISS”) designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, courier, transportation and other worldwide markets. The business continues to invest in the market for broadband data, including infrastructure, devices, service and applications. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services. In 2004, CGISS’s net sales represented 15% of the Company’s consolidated net sales, compared to 18% in 2003 and 16% in 2002.

	Years Ended December 31			Percent Change

(Dollars in millions)	2004	2003	2002	2004—2003	2003—2002

Segment net sales	$4,588	$4,131	$3,749	11%	10%
Operating earnings	753	562	313	34%	80%

Segment Results—2004 Compared to 2003
      In 2004, the segment’s net sales increased 11% to $4.6 billion, compared to $4.1 billion in 2003. The increase in net sales reflects continued emphasis on spending by customers in the segment’s government market, primarily in response to homeland security initiatives, as well as increased spending by the segment’s enterprise customers on business-critical communications needs. The overall increase in net sales reflects net sales growth in all regions. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 66% of the segment’s net sales in both 2004 and 2003. The segment’s backlog was $2.1 billion at December 31, 2004, compared to $1.7 billion at December 31, 2003. The increase in backlog was driven by the awarding of large, multi-year projects in the segment’s government market during the latter half of 2004.
      The segment’s operating earnings increased to $753 million in 2004, compared to operating earnings of $562 million in 2003. The 34% increase in operating earnings was primarily due to: (i) the 11% increase in net sales, (ii) cost savings from supply-chain efficiencies, and (iii) overall cost structure improvements. Also contributing to the increase in operating earnings was a decrease in reorganization of business charges, primarily due to a decrease in charges related to segment-wide employee severance. These improvements in operating results were partially offset by: (i) an increase in SG&A expenditures, primarily due to an increase in employee incentive program accruals and an increase in selling and sales support expenditures, due primarily to the 11% increase in net sales, (ii) an increase in R&D expenditures driven by increased investment in new technologies, and (iii) $17 million of in-process research and development charges related to the acquisitions of MeshNetworks, Inc. (“MeshNetworks”) and CRISNET, Inc. (“CRISNET”)
      In the fourth quarter of 2004, the Company completed the acquisitions of MeshNetworks and CRISNET. MeshNetworks is a leading developer of mobile mesh networking and position-location technologies. The technologies make it possible to deploy high-performance Internet Protocol-based wireless networks. The acquisition supports Motorola’s seamless mobility vision and will strengthen the solution portfolio for wireless broadband customers. CRISNET has a suite of advanced software applications for law enforcement, justice and public safety agencies. This group of products will enable Motorola to build upon its customer and technology leadership in the public safety market.
      Spending by the segment’s government and public safety customers is affected by government budgets at the national, state and local levels. In the U.S., where the majority of the segments sales occur, the 2005 Department of Homeland Security Appropriations Act was passed in October 2004, providing for an increase over 2004’s discretionary spending budget. However, it is very difficult to tell how much of that funding will be used for communications needs. Also, recent U.S. federal government budget proposals have indicated potential funding reductions to state and local agencies that purchase our products and systems. In addition, even in light of limited budgets for local governments and public safety agencies, the segment sees increased prioritization of limited government funds towards funding of safety and security projects. Particularly, customers in the government market are interested in two-way radio systems and integrated solutions that enhance interoperability and compatibility. Accordingly, the segment does not expect reductions in U.S. federal government funding to state and local agencies to have a material impact on its business in 2005. The segment will continue to work closely with all pertinent government departments and agencies to ensure that two-way radio and wireless communications is positioned as a critical need for homeland security.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The scope and size of systems requested by some of the segment’s customers are increasing, including requests for country-wide and statewide systems. These larger systems are more complex and include a wide range of capabilities. Large-system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects.
      The segment was awarded a number of major, multi-year contracts in 2004, including: (i) a $329 million contract with the Commonwealth of Virginia for a sophisticated digital voice and wireless data communications system, (ii) a $294 million contract to provide the U.S. Postal Service with data communications capability, and (iii) a contract with the Austrian Ministry of Interior to provide a mission-critical, country-wide TETRA public safety digital radio network.
Segment Results—2003 Compared to 2002
      In 2003, the segment’s net sales increased 10% to $4.1 billion, compared to $3.7 billion in 2002. The segment’s backlog was $1.7 billion at both December 31, 2003 and December 31, 2002. The increase in net sales was primarily due to increased spending by customers in the segment’s government market, primarily due to homeland security initiatives. Net sales were also increased by contracts relating to the conflict in the Middle East and the reconstruction of public safety systems in Iraq. In 2003, $2.7 billion, or 66% of the segment’s net sales, were in North America, as compared to $2.4 billion, or 65% of the segment’s net sales, in 2002.
      The segment’s operating earnings increased to $562 million in 2003, compared to operating earnings of $313 million in 2002. The increase in operating earnings was primarily related to: (i) an increase in gross margin, primarily due to: (a) the 10% increase in net sales, (b) a favorable product mix, reflecting a higher proportion of sales of subscriber equipment and a lower proportion of sales of infrastructure equipment, and (c) continued benefits from prior cost-reduction actions, and (ii) a decrease in reorganization of business charges, primarily due to a decrease in charges related to segment-wide employee severance. These improvements in operating earnings were partially offset by: (i) an increase in SG&A expenditures due to an increase in employee incentive program accruals, and (ii) an increase in R&D expenditures. Although both SG&A and R&D expenditures increased, SG&A and R&D expenditures as a percent of net sales decreased in 2003 compared to 2002.
Integrated Electronic Systems Segment
      The Integrated Electronic Systems segment (“IESS”) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems. In 2004, IESS’s net sales represented 9% of the Company’s consolidated net sales, compared to 10% in 2003 and 9% in 2002.

	Years Ended December 31			Percent Change

(Dollars in millions)	2004	2003	2002	2004—2003	2003—2002

Segment net sales	$2,696	$2,265	$2,189	19%	3%
Operating earnings	142	161	52	(12)%	210%

Segment Results—2004 Compared to 2003
      In 2004, the segment’s net sales increased 19% to $2.7 billion, compared to $2.3 billion in 2003. The increase in net sales was primarily due to increased sales in the Automotive Communications and Electronic Systems Group (“ACES”), and additional sales resulting from the acquisition of Force Computers in August 2004. The segment’s backlog was $424 million at December 31, 2004, compared to $347 million at December 31, 2003. The increase in backlog was driven by increased demand in all three primary business groups.
      The three primary business groups within the segment are: (i) ACES, which sells automotive and industrial electronics systems, including telematics, (ii) the Energy Systems Group (“ESG”), which sells portable energy storage products and systems, and (iii) the Embedded Communications Computing Group (“ECCG”), which sells embedded computing systems. As stated below, ECCG consists of the former Motorola Computer Group (“MCG”) and recently-acquired Force Computers. In 2004, ACES, ESG and ECCG represented 62%, 22% and 16% of the segment’s net sales, respectively. In 2003, ACES, ESG, and ECCG represented 64%, 23% and 13% of the segment’s net sales, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In ACES, demand is linked to automobile sales in the U.S. and other countries, as well as the level of electronic content per vehicle. For 2004 compared to 2003, ACES’s net sales increased 15%, primarily due to the success of telematics products, as well as electronic control products launched during the year.
      In ESG, demand is strongly linked to the sales of other Motorola businesses, particularly the sales of the wireless handset business, which is the group’s largest customer. For 2004 compared to 2003, ESG’s net sales increased 17%, primarily due to the increased demand from the Company’s wireless handset business, and the increased demand in the wireless handset industry.
      In ECCG, demand is strongly linked to sales of telecommunications, manufacturing, imaging and other infrastructure systems in the U.S. and other countries. For 2004 compared to 2003, ECCG’s net sales increased 39%, reflecting increased demand for integrated, standards-based embedded computing systems, and additional sales from the acquisition of Force Computers.
      A large part of the segment’s business is dependent upon other Motorola businesses, primarily the wireless handset business, and three external automotive manufacturers—General Motors, Daimler Chrysler and Ford. Sales to other Motorola businesses accounted for 19% of the segment’s net sales in 2004, as compared to 18% in 2003. The net sales to General Motors, Ford and Daimler Chrysler were 17%, 12% and 12% of the segment’s 2004 net sales, respectively. The loss of one of these major customers could have a significant impact on the segment’s business.
      In August 2004, the Company acquired Force Computers, a worldwide designer and supplier of open, standards-based and custom embedded computing solutions. The results of operations of Force Computers were integrated with MCG, and the two combined entities were renamed the Embedded Communications Computing Group. This acquisition is expected to enable ECCG to provide solutions for a wider range of customer application needs, supported by a broader portfolio of boards, systems and services.
      The segment reported operating earnings of $142 million in 2004, compared to operating earnings of $161 million in 2003. The decrease in operating earnings was primarily related to: (i) an increase in SG&A expenditures, primarily due to an increase in employee incentive program accruals and expenses related to the addition of Force Computers. (ii) an increase in R&D expenditures, primarily to support substantial new business wins across the segment and the addition of Force Computers, (iii) an increase in reorganization of business charges due to an increase in employee severance costs, and (iv) $2 million in charges for in-process research and development related to the acquisition of Force Computers. Although R&D expenditures increased in 2004 compared to 2003, R&D expenditures decreased as percentage of net sales. These decreases in operating results were partially offset by an increase in gross margin, driven by the 19% increase in net sales.
Segment Results—2003 Compared to 2002
      In 2003, the segment’s net sales increased 3% to $2.3 billion, compared to $2.2 billion in 2002. The segment’s backlog was $347 million at December 31, 2003, compared to $308 million at December 31, 2002.
      In 2003, ACES, ESG and ECCG represented 64%, 23% and 13% of the segment’s net sales, respectively. In 2002, ACES, ESG, and ECCG represented 60%, 28% and 12% of the segment’s net sales, respectively.
      In 2003 compared to 2002, ACES’s net sales increased 9%, primarily due to the success of several new electronic controls and telematics products launched during the year. ESG’s net sales decreased 15%, primarily due to reductions in the price of batteries for wireless handsets. ECCG’s net sales increased 17%, reflecting increased demand for commercial, off-the-shelf embedded computing applications.
      A large part of the segment’s business in 2003 was dependent upon other Motorola businesses, primarily the wireless handset business, and three external automotive manufacturers—General Motors, Ford and Daimler Chrysler. Sales to other Motorola businesses accounted for 18% of the segment’s net sales in 2003, as compared to 19% in 2002. The net sales to General Motors, Ford and Daimler Chrysler were 17%, 15% and 13% of the segment’s 2003 net sales, respectively.
      The segment reported operating earnings of $161 million in 2003, compared to operating earnings of $52 million in 2002. The improvement in operating results was primarily related to: (i) a decrease in SG&A expenditures, driven by a reduction in general and administrative expenses, reflecting benefits from prior cost-reduction actions, (ii) a reduction in reorganization of business and other charges, and (iii) an increase in gross margin, reflecting the 3% increase in net sales and a reduction in reorganization of business charges included in

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

costs of sales. These improvements were partially offset by an increase in R&D expenditures, primarily due to a reduction in customer-funded R&D.
      In 2003, the segment recorded net income of $1 million related to reorganization of businesses and other charges. This income consisted of a net reversal of $1 million in accruals for exit costs that were no longer needed.
      In 2002, the segment recorded net charges of $58 million related to reorganization of businesses and other charges. These charges primarily consisted of: (i) a $24 million net charge for exit costs, (ii) a $23 million net charge for fixed asset impairments, and (iii) a $20 million net charge for segment-wide employee separation costs, partially offset by a reversal of accruals no longer needed.
Broadband Communications Segment
      The Broadband Communications segment (“BCS”) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems, as well as Internet Protocol-based telephony products, (iii) access network technology, including hybrid fiber coaxial network transmission systems and fiber-to-the-premise (“FTTP”) transmission systems, used by cable television operators, (iv) digital satellite television systems, (v) direct-to-home satellite networks and private networks for business communications, and (vi) high-speed data, video and voice broadband systems over existing phone lines. In 2004, BCS net sales represented 7% of the Company’s consolidated net sales, compared to 8% in 2003 and 9% in 2002.
      In January 2004, a decision was made to realign the operations of Next Level Communications, Inc. (“Next Level”), a wholly-owned subsidiary of Motorola, within BCS. The financial results of Next Level have been reclassified from the Other Products segment to BCS for all periods presented.

	Years Ended December 31			Percent Change

(Dollars in millions)	2004	2003	2002	2004—2003	2003—2002

Segment net sales	$2,335	$1,857	$2,143	26%	(13)%
Operating earnings (loss)	116	(38)	(216)	***	82%

*** Percent change not meaningful
Segment Results—2004 Compared to 2003
      In 2004, the segment’s net sales increased 26% to $2.3 billion, compared to $1.9 billion in 2003. The increase in overall net sales was primarily due to: (i) increased purchases of digital cable set-top boxes by cable operators, (ii) an increase in ASP due to a mix shift in digital set-top boxes towards higher-end products, and (iii) an increase in retail sales. The increase in net sales reflects net sales growth in all regions, primarily in North America. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 83% of the segment’s total net sales in 2004, compared to 85% in 2003. The segment’s backlog was $314 million at December 31, 2004, compared to $299 million at December 31, 2003.
      Demand for the segment’s products depends primarily on the level of capital spending by broadband operators for constructing, rebuilding or upgrading their communications systems and services. In recent prior years, cable operators have decreased their capital spending, primarily in an effort to reduce their overall cost structures and improve their cash flow. In 2004, our cable operator customers increased their purchases of the segment’s products and services, primarily due to increased demand for advanced set-tops to provide high-definition/digital video recording (“HD/ DVR”) functionality. In addition to the increased spending by cable operators, retail sales have increased as consumer demand for high-speed cable access continues to increase.
      In 2004, net sales of digital set-top boxes increased 29%, due to increases in both ASP and unit shipments. The increase in ASP was driven by a product-mix shift towards higher-end products, particularly HD/ DVR set-tops. The increase in unit shipments was primarily due to the increased spending by cable operators. The segment continued to be the worldwide leader in market share for digital cable set-top boxes.
      In 2004, net sales of cable modems increased 20%. The increase in net sales was due to an increase in cable modem unit shipments, which was partially offset by the decline in ASP for cable modems. The decrease in ASP was primarily due to increased competition. The segment retained its leading worldwide market share in cable modems.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The segment is dependent upon a small number of customers for a significant portion of its sales. Because of continuing consolidation within the cable industry, a small number of large cable television multiple system operators (“MSOs”) own a large portion of the cable systems and account for a significant portion of the total capital spending. In 2004, net sales to the segment’s top five customers represented 47% of the segment’s total net sales. Net sales to the segment’s largest customer, Comcast, accounted for 30% of the total net sales of the segment. The loss of business from any major MSO could have a significant impact on the segment’s business.
      The segment generated operating earnings of $116 million in 2004, compared to an operating loss of $38 million in 2003. The improvement in operating results was due to: (i) an increase in gross margin, which was due to the 26% increase in net sales, (ii) a $73 million charge for impairment of goodwill related to the infrastructure business that occurred in 2003, and (iii) a decrease in SG&A expenditures. The decrease in SG&A expenditures was primarily due to: (i) a decrease in intangible amortization, and (ii) a decrease in administrative expenses due to benefits from prior cost-reduction actions, partially offset by an increase in employee incentive program accruals. These improvements in operating results were partially offset by a $15 million charge for in-process research and development related to the acquisition of Quantum Bridge in May 2004. Although gross margin increased, the segment’s gross margin as a percentage of net sales decreased, primarily due to sales of new higher-tier products carrying lower initial margins, which is typical of the early phases of the segment’s product life cycles.
      In May 2004, the Company completed the acquisition of Quantum Bridge, a leading provider of FTTP solutions. The acquisition complements Motorola’s existing multiservice technology, enabling the Company to offer a full-service access platform that broadband network operators can deploy to deliver the next generation of advanced services. Motorola plans to integrate Quantum Bridge’s field-proven passive optical networking and carrier-class switching technology into its suite of network infrastructure solutions, enhancing the Company’s market position in the end-to-end delivery of broadband products.
Segment Results—2003 Compared to 2002
      In 2003, the segment’s net sales declined 13% to $1.9 billion, compared to $2.1 billion in 2002. The segment’s backlog was $299 million at December 31, 2003, compared to $324 million at December 31, 2002. In 2003, the segment’s customers significantly reduced their capital spending for the second consecutive year, primarily in an effort to reduce cost structures and improve their cash flow. This was reflected in lower purchases of digital set-top terminals, as well as a reduction in purchases of network transmission systems and equipment. The decrease in the segment’s net sales was driven by this reduction in spending by the segment’s customers. The industry also experienced a reduction in ASP for cable modems.
      On a geographic basis, $1.5 billion, or 84%, of the segment’s net sales were in North America in 2003, compared to $1.8 billion, or 85%, in 2002. Of the $286 million decline in net sales in 2003, the majority was in North America. The decline in North America, and other regions, was driven by the decline in sales of digital set-top box units.
      In 2003, net sales of digital set-top boxes decreased 30% compared to 2002. The decrease in net sales was due to a decrease in unit shipments and ASP. The decline in unit shipments and ASP are consistent with the overall decline in the set-top box industry, and the segment retained its leading market share in North America.
      In 2003, net sales of cable modems increased 3% compared to 2002. The increase in net sales was driven by an increase in unit shipments, which were partially offset by a decrease in ASP. The decrease in ASP for cable modems was primarily due to increased competition in low-end cable modems. The segment retained its leading worldwide market share in cable modems.
      In 2003, the segment was dependent upon a small number of customers for a significant portion of its sales. A small number of large cable television multiple system operators own a large portion of the cable systems and account for a significant portion of the total capital spending in the cable equipment industry. Net sales to the segment’s largest customer, Comcast, accounted for 40% of consolidated net sales of the segment in 2003.
      The segment reported an operating loss of $38 million in 2003, compared to an operating loss of $216 million in 2002. The improvement in operating results was primarily related to a decrease in reorganization of businesses and other charges, partially offset by a decrease in gross margin, reflecting the 13% decline in net sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For the full year 2003, the segment recorded net charges of $67 million related to reorganization of businesses and other charges. These charges primarily consisted of: (i) a $73 million charge for impairment of goodwill related to the infrastructure business, partially offset by a reduction in accruals no longer needed, primarily related to segment-wide employee severance costs.
      For the full year 2002, the segment recorded net charges of $369 million related to reorganization of businesses and other charges. These charges primarily consisted of: (i) a $325 million intangible asset impairment charge relating to a license to certain intellectual property that enables the Company to provide national authorization services for digital set-top terminals, (ii) a $37 million net charge for segment-wide employee separation costs, and (iii) an $11 million charge for in-process research and development related to the acquisition of Synchronous, Inc., partially offset by the recognition of a pension curtailment gain of $13 million related to the General Instrument pension plan.
Other
      Other is comprised of the Other Products segment and general corporate items. The Other Products segment includes: (i) various corporate programs representing developmental businesses and research and development projects that are not included in any major segment, and (ii) Motorola Credit Corporation, the Company’s wholly-owned finance subsidiary.
      In January 2004, a decision was made to realign the operations of Next Level Communications, Inc. (“Next Level”), a wholly-owned subsidiary of Motorola, within BCS. The financial results of Next Level have been reclassified from the Other Products segment to BCS for all periods presented.

	Years Ended December 31			Percent Change

(Dollars in millions)	2004	2003	2002	2004—2003	2003—2002

Segment net sales	$387	$323	$430	20%	(25)%
Operating loss	(393)	(141)	(487)	(179)%	71%

Segment Results—2004 Compared to 2003
      In 2004, the segment’s net sales increased 20% to $387 million, compared to $323 million in 2003. The Other Products segment’s net sales are predominantly to other Motorola businesses.
      The segment had an operating loss of $393 million in 2004, compared to an operating loss of $141 million in 2003. The decline in operating results was primarily due to: (i) a $125 million goodwill impairment charge related to a sensor business that occurred in 2004, (ii) income of $69 million from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims that occurred in 2003, (iii) income of $59 million due to a reversal of accruals no longer needed related to the Iridium project that occurred in 2003, (iv) income of $33 million on the gain from the sale of Iridium-related assets that were previously written down that occurred in 2003, (v) an $11 million increase in reorganization of business charges in 2004, primarily due to an increase in employee severance charges. These items were partially offset by $44 million in income in 2004 from the reversal of financing receivable reserves due to the partial collection of a previously-uncollected receivable.
Segment Results—2003 Compared to 2002
      In 2003, the segment’s net sales decreased 25% to $323 million, compared to $430 million in 2002. The Other Products segment’s net sales are predominantly to other Motorola businesses.
      The segment incurred an operating loss of $141 million in 2003, compared to an operating loss of $487 million in 2002. The improvement in operating results was primarily related to: (i) a decrease in reorganization of business and other charges, and (ii) a decrease in SG&A and R&D expenditures resulting from the benefits from cost-reduction activities.
      For the full year 2003, the segment recorded net income of $151 million related to reorganization of businesses and other charges. This net income primarily consisted of: (i) income of $69 million from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims that occurred in 2003, (ii) income of $59 million due to a reversal of accruals no longer

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

needed related to the Iridium project that occurred in 2003, and (iii) income of $33 million on the gain on the sale of Iridium-related assets that were previously written down that occurred in 2003.
      For the full year 2002, the segment recorded net charges of $34 million related to reorganization of businesses and other charges. These net charges primarily consisted of: (i) $56 million in net charges for fixed asset impairments, (ii) $46 million in net charges for segment-wide employee separation costs, and (iii) $16 million in net charges for exit costs, partially offset by: (i) income of $63 million for Iridium vendor termination settlements and the related reduction of accruals no longer needed, and (ii) income of $24 million for the reduction of accruals no longer needed due to the settlement with the Company’s insurer on items related to previous environmental claims.
2005 Change in Organizational Structure
      In December 2004, the Company announced a reorganization of its businesses and functions to align with the Company’s seamless mobility strategy, which was effective on January 1, 2005. The Company will be organized into four main business groups, focused on mobile devices, networks, government and enterprise, and the connected home. The Mobile Devices business will be primarily comprised of the current Personal Communications segment and the Energy Systems group from the Integrated Electronic Systems segment (“IESS”). The Networks business will be primarily comprised of the current Global Telecom Solutions segment, the Embedded Computing and Communications group from IESS, and the next-generation wireline networks business from the Broadband Communications segment (“BCS”). The Government and Enterprise business will be primarily comprised of the current Commercial, Government and Industrial Solutions segment and the Automotive Communications and Electronics Systems group from IESS. The Connected Home business will be primarily comprised of the current BCS, excluding the next-generation wireline networks business. In addition, the Company’s key support functions, including supply-chain operations, information technology, finance, human resources, legal, strategy and business development, marketing, quality and technology will be architected centrally and distributed throughout the Company. The Company will be aligned into these four main operating segments with the analysis of reportable segments to be completed in the first quarter of 2005.
Significant Accounting Policies
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
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
   — Long-term contract accounting
   — Deferred tax asset valuation
   — Inventory valuation reserves

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
      At December 31, 2004 and 2003, the net book values of these assets were as follows (in millions):

December 31	2004	2003

Property, plant and equipment	$2,332	$2,473
Investments	3,241	3,302
Intangible assets	212	173
Goodwill	1,283	1,215

	$7,068	$7,163

      The Company did not record any fixed asset impairment charges in 2004, compared to charges of $10 million in 2003. The 2003 charges primarily related to certain information technology equipment that was deemed to be impaired.
      The Company recorded impairment charges related to its investment portfolio of $36 million and $96 million in 2004 and 2003, respectively, representing other-than-temporary declines in the value of the Company’s investment portfolio. The $96 million impairment charge in 2003 was primarily comprised of a $29 million charge to write down to zero the Company’s debt security holding in a European cable operator and other cost-based investment writedowns. Additionally, the available-for-sale securities portfolio reflected a net pre-tax unrealized gain position of $2.3 billion at December 31, 2004, compared to a net pre-tax unrealized gain position of $2.4 billion at December 31, 2003.
      The Company performs a goodwill impairment test at the reporting unit level as of October 1 each year, or more often should triggering events occur. In determining the fair value of the reporting unit, the Company utilizes independent appraisal firms who employ a combination of present value techniques and quoted market prices of comparable businesses. During 2004, the Company determined that goodwill related to a sensor business within the Other Products segment was impaired, resulting in a write-off of goodwill totaling $125 million. During 2003, the Company determined that the goodwill at the infrastructure reporting unit of the Broadband Communications segment was impaired by $73 million.
      The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines or operations and the impact of the economic environment on our customer base.
Restructuring Activities
      The Company records provisions for employee separation and exit costs when they are probable and estimable. The Company maintains a formal Involuntary Severance Plan (“Severance Plan”) which permits Motorola to offer to eligible employees severance benefits based on years of service in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and, therefore, such benefits are accounted for in accordance with SFAS 112, “Accounting for Postemployment Benefits”. Under the provisions of SFAS 112, the Company recognizes termination benefit formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the Reorganization of Businesses income statement line item when it is determined they are no longer required.
Allowance for Losses on Finance Receivables
      The Company has historically provided financing to certain customers in connection with purchases of the Company’s infrastructure equipment. Financing provided has included all or a portion of the equipment purchase price, as well as working capital for certain purchasers.
      Gross financing receivables were $2.1 billion at December 31, 2004 and $2.4 billion at December 31, 2003, with an allowance for losses on these receivables of $2.0 billion and $2.1 billion, respectively. Of the receivables at December 31, 2004, $2.0 billion ($7 million, net of allowance for losses of $2.0 billion) were considered impaired based on management’s determination that the Company will be unable to collect all amounts in accordance with the contractual terms of the relevant agreement. By comparison, impaired receivables at December 31, 2003 were $2.2 billion ($133 million, net of allowance for losses of $2.1 billion).
      At December 31, 2004 and 2003, the Company had $1.9 billion and $2.0 billion of gross receivables from one customer, Telsim. The decline represents partial recovery of amounts owed of $44 million due to collection efforts during 2004. As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero.
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
Retirement-Related Benefits
      The Company accounts for its pension benefits and its postretirement health care benefits using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively. These models use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected long-term rate of return on plan assets, and rate of compensation increases. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, the income statement effects of pension benefits or postretirement health care benefits are earned in, and should be expensed in, the same pattern.
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
      The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The Company’s investment return assumption for the Regular Pension Plan and Postretirement Health Care Benefits

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan was 8.50% in both 2004 and 2003. The investment return assumption for the Officers’ Pension Plan was 6.00% in both 2004 and 2003.
      A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company’s discount rate for measuring the obligations was 6.00% at December 31, 2004, compared to 6.50% at December 31, 2003.
      A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. In both 2004 and 2003, the Company’s rate for future compensation increase was 4.00% for non-officer employees and 3.00% for officers. For retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. Based on this review, the health care cost trend rate used to determine the December 31, 2004 accumulated postretirement benefit obligation was 10% for 2005 with a declining trend rate of 1% each year until it reaches 5% by 2010, with a flat 5% rate for 2010 and beyond.
      At December 31, 2004, the Regular Pension Plan investment portfolio was predominantly equity investments and the Officers’ Pension Plan investment portfolio was predominantly fixed-income securities.
      Negative financial market returns during 2000-2002 resulted in a decline in the fair-market value of plan assets. This, when combined with declining discount rate assumptions in the last several years, has resulted in a decline in the funded status of the Company’s domestic and certain non-U.S. plans. Consequently, the Company’s accumulated benefit obligation for various plans exceeded the fair-market value of the plan assets for these plans at December 31, 2004. The Company recorded a non-cash, after-tax, net charge of $188 million to equity relating to the Regular Pension Plan, the Officers’ Pension Plan, and certain non-U.S. subsidiaries retirement programs in the fourth quarter of 2004. This charge was included in Non-Owner Changes to Equity in the consolidated balance sheets, and did not impact the Company’s pension expense, earnings or cash contribution requirements in 2004.
      For the Regular Pension Plan, the Company currently estimates 2005 expenses for continuing operations will be approximately $173 million. The 2004 and 2003 actual expenses, which include discontinued operations, were $167 million and $137 million, respectively. Cash contributions of $580 million were made to the Regular Pension Plan in 2004. The Company expects to make cash contributions of $150 million to this plan during 2005. In addition, the Company expects to make cash contributions of $45 million to its Non U.S. pension plans in 2005.
      For the Postretirement Health Care Benefits Plan, the Company currently estimates 2005 expenses for continuing operations will be approximately $35 million. The 2004 and 2003 actual expenses, which include discontinued operations, were $39 million and $43 million, respectively. The Company has partially funded its accumulated benefit obligation of $544 million with Plan assets valued at $188 million at December 31, 2004. Excluded from these accumulated benefit obligations was $217 million, representing post-retirement health care benefit obligations transferred to Freescale Semiconductor, Inc. (“Freescale Semiconductor”) following the spin-off on December 2, 2004. In addition, Motorola is obligated to transfer to Freescale Semiconductor $68 million in cash or plan assets, as permitted by law without adverse tax consequences to Motorola, with such transfer expected to occur in 2005. No cash contributions were required in 2004, 2003 or 2002. The Company expects to make a cash contribution of approximately $50 million to the retiree health care plan in 2005.
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
Long-Term Contract Accounting
      The Company applied the percentage-of-completion methodology as stated in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” to recognize revenues on various long-term contracts involving proven technologies representing approximately 9% of the Company’s net sales in 2004. These contracts primarily involve the design, engineering, manufacturing, and installation of wireless infrastructure communication systems by GTSS and two-way radio voice and data systems by CGISS. These systems are designed to meet specific customer specifications and typically require an extended period of time to construct.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
      At December 31, 2004 and 2003, the Company’s deferred tax assets related to U.S. tax carryforwards were $1.5 billion and $1.2 billion, respectively. The tax carryforwards are comprised of net operating loss carryforwards, foreign tax credit and other tax credit carryovers. A majority of the net operating losses and other tax credits can be carried forward for 20 years. The carryforward period for foreign tax credits was extended to ten years, from five years, during 2004 due to the enactment of the American Jobs Creation Act of 2004.
      The Company has recorded valuation allowances for certain state deferred tax assets, state tax loss carryforwards with carryforward periods of seven years or less, tax loss carryforwards of acquired entities that are subject to limitations and tax loss carryforwards of certain non-U.S. subsidiaries. The Company believes that the deferred tax assets for the remaining tax carryforwards are considered more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
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
      Net Inventories consisted of the following:

December 31	2004	2003

Finished goods	$1,429	$830
Work-in-process and production materials	1,665	1,861

	3,094	2,691
Less inventory reserves	(548)	(592)

	$2,546	$2,099

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As indicated above, the Company’s inventory reserves represented 18% and 22% of the gross inventory balance at December 31, 2004 and 2003, respectively. These reserve levels are maintained by the Company to provide for unique circumstances facing our businesses. The Company has inventory reserves for pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing.
      The decline in the reserve balance in 2004 compared to 2003 primarily relates to scrapping of excess and obsolete inventory with the appropriate reduction in the related gross inventory balance. If actual future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required. Likewise, as with other reserves based on management’s judgment, if the reserve is no longer needed, amounts are reversed into income. There were no significant reversals into income of this type in 2004.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, a revision to Statement No. 123, “Accounting for Stock-Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of the third quarter of 2005. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2004, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $540 million. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining vesting period of these options.
      In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. Statement 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this standard may result in higher expenses in periods where production levels are lower than normal ranges of production. Because actual future production levels are subject to many factors, including demand for the Company’s products, the Company cannot determine if the adoption of SFAS 151 will have a material impact on future results of operations.
      In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”). SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” (Opinion 29) to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial statements.
Business Risk Factors
      Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Personal Communications Segment,” about industry growth with the transition to next-generation data rich services, the impact of the segment’s strategy, the impact of consolidations and mergers impacting key customers, the impact from the loss of key customers, the timing and impact of new product introductions, the allocation and regulation of frequencies, the availability of supplies and labor, the seasonality of the business, the location of product manufacturing and the firmness of the segment’s backlog; (2) “Global Telecom Solutions Segment,” about the potential market growth of soft switch technology, the timing and volume of the build-out of next-generation infrastructure systems, the impact of consolidations and mergers impacting key customers, the impact from the loss of key customers, vendor financing, the allocation and regulation of frequencies, the availability of supplies and labor and the firmness of the segment’s backlog; (3) “Commercial, Government and Industrial Solutions Segment,” about the impact of the U.S. Homeland Security Appropriations Act, the impact of reduced U.S. federal government funding to state and local agencies, the impact of larger system

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

projects, including on our competitive position, the segment’s growth platform, the impact from the loss of key customers, allocation and regulation of frequencies, the availability of supplies and labor and the firmness of the segment’s backlog; (4) “Integrated Electronic Systems Segment,” about the impact from the loss of key customers, the impact of the segment’s strategy, the availability of supplies and labor and the firmness of the segment’s backlog; (5) “Broadband Communications Segment,” about future sales of digital products and CMTS products, the impact from the loss of key customers, the impact of demand and competitive changes, the impact of regulatory matters, the availability of supplies and labor and the firmness of the segment’s backlog; (6) “Other Information,” about the impact from the loss of key customers, the firmness of the aggregate backlog position, the competitiveness through research and development and utilization of technology; (7) “Legal Proceedings,” about the ultimate disposition of pending legal matters; (8) “Management’s Discussion and Analysis,” about: (a) the success of our business strategy in producing improved operating results with our new structure, (b) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs, (c) the Company’s ability and cost to repatriate funds, (d) future cash contributions to pension plans or retiree health benefit plans, (e) outstanding commercial paper balances, (f) the Company’s ability and cost to access the capital markets, (g) the adequacy of reserves relating to long-term finance receivables and other contingencies, (h) expected payments pursuant to commitments under long-term agreements, (i) the outcome of ongoing and future legal proceedings, including without limitation, those relating to Iridium and Telsim, (j) the impact on CGISS of the trend towards larger systems, and (k) the impact of recent accounting pronouncements on the Company; and (9) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.
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
      Our business was very negatively impacted by the economic slowdown and the corresponding reduction in capital spending by the telecommunications industry from 2001 to 2003. We incurred sizeable net losses in 2001 and 2002. The rate at which the portions of the telecommunications industry in which we participate improve is critical to our ability to improve our overall financial performance.
Our customers and our manufacturing facilities are located throughout the world, and as a result, we face risks that other companies that are not global may not face.
      Our customers are located throughout the world and more than half of our net sales are made to customers outside of the U.S. In addition, we have many manufacturing, administrative and sales facilities outside the U.S., more than half of our products are manufactured outside the U.S. and approximately 55% of our employees are employed outside the U.S.
      As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales and/or profitability, including but not limited to: (1) tariffs, trade barriers and trade disputes; (2) regulations related to customs and import/export matters; (3) longer payment cycles; (4) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., and difficulties with repatriating cash generated or held abroad in a tax-efficient manner; (5) currency fluctuations, particularly in the euro and Chinese renminbi; (6) challenges in collecting accounts receivable; (7) cultural and language differences; (8) employment regulations and local labor conditions; (9) difficulties protecting IP in foreign countries; (10) instability in economic or political conditions, including inflation, recession, actual or anticipated military or political conflicts; (11) natural disasters, such as earthquakes, tsunamis and typhoons, and (12) public health issues or outbreaks.
      Many of our products that are manufactured outside of the U.S. are manufactured in Asia. In particular, we have sizeable operations in China, including manufacturing operations, and 9% of our net sales are made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely impacted by changes to or interpretation of Chinese law. Further, if manufacturing in the region is disrupted, our overall capacity could be significantly reduced and sales and/or profitability could be negatively impacted.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
      In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be recalled. Depending on the nature of the defect and the number of products in the field, a recall can incur substantial recall costs, in addition to the costs associated with the potential loss of future orders, and the damage to the Company’s goodwill or brand/reputation. In addition, the Company may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that the Company receives from the contracts. Recalls involving regulatory agencies can also result in fines and additional costs. Finally, recalls can result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.
We operate in highly competitive markets and our financial results will be affected if we are not able to compete effectively.
      The markets for our products are highly competitive with respect to, among other factors: pricing, product and service quality, and the time to introduce new products and services. We are constantly exposed to the risk that our competitors may implement new technologies before we do, or may offer lower prices, additional products or services or other incentives that we cannot or will not offer. We can give no assurances that we will be able to compete successfully against existing or future competitors.
The uncertainty of current economic and political conditions makes budgeting and forecasting difficult and may reduce demand for our products.
      Current conditions in the domestic and global economies are extremely uncertain. The U.S. involvement in Iraq and other global conflicts, including in the Middle East, and public health issues have created many economic and political uncertainties that have severely impacted the global economy. As a result, it is difficult to estimate the level of growth for the world economy as a whole. It is even more difficult to estimate growth in various parts of the world economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures even more difficult than usual to make.
      The future direction of the overall domestic and global economies will have a significant impact on our overall performance. The potential for future terrorist attacks, increased global conflicts and the escalation of existing conflicts and public health issues has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain of our products.
Our future operating results depend on our ability to purchase a sufficient amount of materials, parts and components to meet the demands of our customers.
      Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of materials, parts and components from our suppliers and our internal manufacturing capacity. We have experienced shortages in the past that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain of our components are available only from a single source or limited sources. We may not be able to diversify sources in a timely manner. A reduction or interruption in supplies, or a significant increase in the price of supplies could have a material adverse effect on our businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In December 2004, we completed the spin-off of Freescale Semiconductor, Inc., a company comprised of our former semiconductor business. Our businesses have and continue to purchase a large portion of the semiconductors used in their products from Freescale Semiconductor, Inc. The change in this relationship from internal supplier to external supplier may negatively impact this important supplier relationship and could have a material adverse effect on our operating results.
We have taken, and continue to take, cost-reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost reduction actions, in turn, may expose us to additional production risk and have an adverse effect on our sales and profitability.
      Since the second half of 2000, we have been reducing costs and simplifying our product portfolios in all of our businesses. We have discontinued product lines, exited businesses, consolidated manufacturing operations and reduced our employee population.
      The impact of these cost-reduction actions on our sales and profitability may be influenced by factors including but not limited to: (1) our ability to successfully complete these ongoing efforts; (2) our ability to generate the level of cost savings we expect and/or that are necessary to enable us to effectively compete; (3) delays in implementation of anticipated workforce reductions in highly-regulated locations outside of the United States, particularly in Europe and Asia; (4) decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees; (5) our ability to retain or recruit key employees; (6) the appropriateness of the size of our manufacturing capacity, including capacity from third parties; and (7) the performance of other parties under outsourcing arrangements on which we rely for the manufacture of certain products, parts and components.
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
We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions, particularly if our credit ratings are downgraded.
      From time to time we access the long-term and short-term capital markets to obtain financing. Although we believe that we can continue to access the capital markets in 2005 on acceptable terms and conditions, the Company’s current levels of outstanding debt and our credit ratings could limit our flexibility with regard to long-term financing activity. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, including the telecommunications industry, are outside of our control. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to the Company.
      While we still maintain an investment grade credit rating, if our rating by Moody’s Investor Service (“Moody’s”) were to decline one level from the current rating, we would no longer be considered investment grade by Moody’s. As a result, our financial flexibility would be reduced and our cost of borrowing would increase. Some of the factors that impact our credit ratings, including the overall economic health of the telecommunications industry, are outside of our control. There can be no assurances that our current credit ratings will continue.
      Our commercial paper is rated “A-2/ P-3/ F-2.” Given the much smaller size of the market for commercial paper rated “A-2/ P-3/ F2” and the number of large commercial paper issuers in this market, commercial paper or other short-term borrowings may be unavailable or of limited availability to participants in this market. Although we continue to issue commercial paper, we have greatly reduced it as a funding source. There can be no assurances that we will continue to have access to the commercial paper markets on terms acceptable to the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We may not be able to borrow funds under our credit facility if we are not able to meet the conditions to borrowing in our facility.
      We view our existing three-year revolving domestic credit facility as a source of available liquidity. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We have never borrowed under this facility. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations.
We have deferred tax assets that we may not be able to use under certain circumstances.
      If the Company is unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowances against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on future operating results.
Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by our significant investments in new products and technologies.
      The markets for our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments carried out by our competitors. The research and development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We may focus our resources on technologies that do not become widely accepted and are not commercially viable. In addition, products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business will suffer.
      Our results are subject to risks related to our significant investment in developing and introducing new products, such as: advanced digital wireless handsets; CDMA2000 1X, UMTS and other technologies for 3G wireless networks; products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems; integrated digital radios; and integrated public safety systems. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of industry standards; (iv) the significant amount of resources we must devote to the development of new technology; and (v) the ability to differentiate our products and compete with other companies in the same markets.
      Our success, in part, will be affected by the ability of our wireless businesses to successfully compete in the ever-evolving markets in which we participate. We face intense competition in these markets from both established companies and new entrants. Product life cycles can be short and new products are expensive to develop and bring to market.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
As a supplier to the automotive industry, we face certain risks due to the nature of the automotive business.
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
      Our financial results could be materially adversely impacted by unfavorable outcomes to any pending or future litigation, including without limitation any relating to the Iridium project or Telsim. See “Item 3— Legal Proceedings.” There can be no assurances as to the favorable outcome of any litigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our business will be harmed if we are found to have infringed intellectual property rights of third parties, or if our intellectual property protection is inadequate to protect our proprietary rights.
      Because our products are comprised of complex technology, we are involved in litigation regarding patent and other intellectual property rights. Third parties have asserted, and in the future may assert, claims against us alleging that we have infringed their intellectual property rights. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. Also, defending these claims may be expensive and divert the time and efforts of our management and other employees.
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
      The competitive environment in which we operate may require us to provide long-term customer financing to our customers in order to win a contract. Customer financing arrangements may include all or a portion of the purchase price for our products and services, as well as working capital. In some circumstances, these loans can be very large. We may also assist customers in obtaining financing from banks and other sources and may also provide financial guarantees on behalf of our customers. Our success, particularly in our infrastructure businesses, may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness.
      We also provide revolving, short-term financing to certain customers and distributors that purchase our equipment. Our success may be dependent, in part, on our ability to provide this financing. Our financial results could be negatively impacted if our customers or distributors fail to repay this revolving, short-term debt and/or our sales to such customers or distributors could be reduced in the event of real or perceived issues about the credit quality of the customer or distributor.
When we lend our customers money in connection with the sale of our equipment, we are at risk of not being repaid.
      While we have generally been able to place a portion of our customer financings with third-party lenders, a portion of these financings are supported directly by us. There can be higher risks of default associated with some of these financings, particularly when provided to start-up operations such as local network providers, customers in developing countries, or customers in specific financing-intensive areas of the industry (such as 3G wireless operators). At the end of 2004, we had reserves of $2.0 billion relating to our finance receivables, primarily due to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

customer defaults. Should additional customers fail to meet their obligations on new or existing loans, losses could be incurred and such losses could negatively impact our financial results.
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
      The Company has many types of insurance coverage. Since the terrorist attacks on September 11, 2001, the cost of insurance has increased, deductibles have increased, and in some cases, certain types or levels of insurance have not been available. Motorola also self-insures for some risks and obligations, including interruptions in our business resulting from terrorist acts, and some natural disasters. As insurance becomes more expensive or unavailable, we may have to self-insure for more matters. If there are large losses related to self-insured matters, our financial performance would be negatively impacted.
Government regulation of radio frequencies may limit the growth of the wireless communications industry or reduce barriers to entry for new competitors.
      Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries throughout the world and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth has been and may continue to be affected by the cost of new licenses required to use frequencies and any related frequency relocation costs.
      The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include Wireless Local Area Network systems such as WiFi, and Wide Area Network systems such as WiMax. Other countries also deregulated portions of the available spectrum to allow these and other technologies, which can be offered without spectrum license costs and may introduce new competition and new opportunities for Motorola and our customers.
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
      The cable industry is a major customer of our Broadband Communications segment. Primarily due to the economic recession that began in 2001 and in an effort to improve their cash flow and lower their cost structure, cable operators significantly reduced their capital spending beginning in 2001 and continuing through 2004. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ability of that segment to grow is dependent, in part, on growth in enhanced service offerings in the cable industry, as well as that industry’s ability to compete with other entertainment providers.
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
      Because of continuing consolidation within the cable industry worldwide, a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable television system operators. Last year, net sales to the Broadband Communications segment’s largest customer, Comcast, which merged with AT&T Broadband in 2002, represented approximately 30% of the Broadband Communications segment’s total net sales. Fewer significant customers will increase our reliance on large customers and may negatively impact our bargaining position and profit margins. The loss of, or a lesser role with, a significant customer due to industry consolidation may negatively impact our business.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We outsource the manufacturing of many of our components and products, and if third-party manufacturers’ lack sufficient quality control or if there are significant changes in the financial or business condition of such third-party manufacturers, it may have a material adverse effect on our business.
      We manufacture many of the components used in our products, but also increasingly depend on outsourced manufacturing, primarily by manufacturers located outside of the United States. Our increasing dependence on third party manufacturers for outsourced components subjects us to the risk of supplier failure and customer dissatisfaction with the quality or performance of our products containing such purchased components. Quality or performance failures by our third-party manufacturers or changes in their financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material adverse effect on our business.
      In addition, the trend of consolidation is also present amongst outsource manufacturers in the electronic component industry. The consolidation of our third-party manufacturers for outsourced components may increase our cost of component parts.
The level of returns on pension and retirement plan assets could affect our earnings in future periods.
      The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under ERISA and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the ERISA funding calculation, we could be required to make larger contributions. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of required contributions in the future increases.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
      Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and changes to the New York Stock Exchange rules, has required us to expend significant resources and incur additional expenses and will continue to do so. We are committed to maintaining the highest standards of corporate governance and public disclosure. As a result, we will continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities.
The level at which design wins become actual orders and sales.
      A “design win” occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with the customer’s product. There can be delays of several months or more between the design win and when a customer initiates actual orders. The design win may never become an actual order or sale. Further, if the customer’s plans change, we may commit significant resources to design wins that do not result in actual orders.
The outcome of currently ongoing and future examinations of our income tax returns by the IRS.
      We are subject to continued examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuing examinations will not have an adverse effect on future operating results.
Indemnification by Freescale Semiconductor for certain circumstances arising after the spin-off is limited by their ability to pay.
      We have entered into several agreements with Freescale Semiconductor, Inc., our former subsidiary. These agreements address tax sharing, indemnification and insurance, among other matters. In certain circumstances,

Freescale will indemnify us for liabilities. However, our ability to recoup such indemnification is limited by Freescale’s ability to pay.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
      As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to hedge, and therefore attempts to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments that are designated as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.
      The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. Almost all of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions and some forecasted transactions. The Company expects that it may hedge investments in foreign subsidiaries in the future. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.
      At December 31, 2004 and 2003, the Company had net outstanding foreign exchange contracts totaling $3.9 billion and $2.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged except for the ineffective portion of the instruments which are charged to Other within Other Income(Expense) in the Company’s consolidated statements of operations. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of December 31, 2004 compared to their respective positions at December 31, 2003:

	December 31

Buy (Sell)	2004	2003

Euro	$(1,588)	$(1,114)
Chinese Renminbi	(821)	(341)
Brazilian Real	(318)	(172)
Canadian Dollar	212	187
Japanese Yen	(179)	(29)

      The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations.
      Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings include derivative financial instruments and other financial instruments, which are not denominated in the currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the currency of the legal entity holding the instrument, consist primarily of cash, short-term investments, long-term finance receivables, equity investments, and notes as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the remainder of the foreign exchange financial instruments would hypothetically decrease by $303 million as of December 31, 2004 if the U.S. dollar were to appreciate against all other currencies by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will be realized. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
Fair Value Hedges
      The Company recorded expense (income) of $(0.1) million, $(3) million and $2 million for the years ended December 31, 2004, 2003 and 2002, respectively, representing the ineffective portions of changes in the fair value of fair value hedge positions. These amounts are included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. The Company excluded the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price from the measure of effectiveness as these amounts are charged to Other within Other Income(Expense) in the Company’s consolidated statements of operations. Expense (income) related to fair value hedges that were discontinued for the years ended December 31, 2004, 2003 and 2002 are included in the amounts noted above.
Cash Flow Hedges
      The Company recorded expense (income) of $11.9 million, $(1.5) million and $(0.1) million for the years ended December 31, 2004, 2003 and 2002, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. The Company excluded the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price from the measure of effectiveness as these amounts are charged to Other within Other Income (Expense) in the Company’s consolidated statement of operations. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2004, 2003 and 2002 are included in the amounts noted above.
      During the years ended December 31, 2004, 2003 and 2002, on a pre-tax basis, expense (income) of $27 million, $(1) million and $(10) million, respectively, was reclassified from equity to earnings and is included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. If exchange rates do not change from year-end, the Company estimates that $90 million of pre-tax net derivative losses included in

Non-Owner Changes to Equity within Stockholders’ Equity would be reclassified into earnings within the next twelve months and will be reclassified in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.
      At December 31, 2004, the maximum term of derivative instruments that hedge forecasted transactions was four years. However, on average, the duration of the Company’s derivative instruments that hedge forecasted transactions was five months.
Net Investment in Foreign Operations Hedge
      At December 31, 2004 and 2003, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations. However, the Company expects that it may hedge investments in foreign subsidiaries in the future.
Investments Hedge
      In March 2003, the Company entered into three agreements with multiple investment banks to hedge up to 25 million of its shares of Nextel Communications, Inc. (“Nextel”) common stock. The three agreements are to be settled over periods of three, four and five years, respectively. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract “floor” price. Pursuant to these agreements and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. The Company has recorded $340 million and $310 million as of December 31, 2004 and 2003, respectively, in Other Liabilities in the consolidated balance sheets to reflect the fair value of the Nextel hedge.
Fair Value of Financial Instruments
      The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments.
      Using available market information, the Company determined that the fair value of long-term debt at December 31, 2004 was $5.4 billion compared to a carrying value of $5.0 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
      The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2004.
Equity Price Market Risk
      The value of the available-for-sale securities would change by $290 million as of year-end 2004 if the price of the stock in each of the publicly-traded companies were to change by 10%. These equity securities are held for purposes other than trading.
Interest Rate Risk
      At December 31, 2004, the Company’s short-term debt of $317 million consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company had $5.0 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates.

      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. During the year ended December 31, 2004, in conjunction with the retirement of debt, certain of these swaps were unwound resulting in income of approximately $55 million, which is included in Charges Related to Debt Redemption included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. The following table displays the interest rate swaps that were in place at December 31, 2004:

	Principal Amount Hedged	Underlying Debt
Date Executed	(in millions)	Instrument

August 2004	$1,200	4.608% notes due 2007
September 2003	725	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	200	6.5% notes due 2008
May 2003	325	5.8% debentures due 2008
May 2003	475	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$3,643

      In addition, in June 1999, the Company’s finance subsidiary entered into interest rate swaps to change the characteristics of interest rate payments on all $500 million of its 6.75% Debentures due 2004 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to match the funding with its underlying assets. This interest rate swap expired in June 2004, when the underlying fixed-rate debt matured and was repaid.
      The short-term LIBOR-based variable rate on each of the above interest rate swaps was 5.4% for the three months ended December 31, 2004. The fair value of all interest rate swaps at December 31, 2004 and 2003 was approximately $3 million and $150 million, respectively. The fair value of the interest rate swaps would hypothetically decrease by $53 million if LIBOR rates were to increase by 10% from current levels. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2004 and 2003.
      The Company designates its interest rate hedge arrangements as hedges of the fair value of fixed-rate debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements.
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
Environmental Matters
      Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of Motorola.
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

CONSOLIDATED FINANCIAL STATEMENTS

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola, Inc.:
      We have audited the accompanying consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Motorola, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Chicago, Illinois
March 4, 2005

CONSOLIDATED FINANCIAL STATEMENTS

Motorola, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31

(In millions, except per share amounts)	2004	2003	2002

Net sales	$31,323	$23,155	$23,422
Costs of sales	20,826	15,588	15,741

Gross margin	10,497	7,567	7,681

Selling, general and administrative expenses	4,209	3,529	3,991
Research and development expenditures	3,060	2,799	2,774
Reorganization of businesses	(15)	23	605
Other charges (income)	111	(57)	754

Operating earnings (loss)	3,132	1,273	(443)

Other income (expense):
Interest expense, net	(199)	(294)	(355)
Gains on sales of investments and businesses, net	460	539	81
Other	(141)	(142)	(1,354)

Total other income (expense)	120	103	(1,628)

Earnings (loss) from continuing operations before income taxes	3,252	1,376	(2,071)
Income tax expense (benefit)	1,061	448	(721)

Earnings (loss) from continuing operations	2,191	928	(1,350)
Loss from discontinued operations, net of tax	(659)	(35)	(1,135)

Net earnings (loss)	$1,532	$893	$(2,485)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.93	$0.40	$(0.59)
Discontinued operations	(0.28)	(0.02)	(0.50)

	$0.65	$0.38	$(1.09)

Diluted:
Continuing operations	$0.90	$0.39	$(0.59)
Discontinued operations	(0.26)	(0.01)	(0.50)

	$0.64	$0.38	$(1.09)

Weighted average common shares outstanding:
Basic	2,365.0	2,321.9	2,282.3
Diluted	2,472.0	2,351.2	2,282.3
Dividends paid per share	$0.16	$0.16	$0.16

See accompanying notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

Motorola, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31

(In millions, except per share amounts)	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$10,556	$7,790
Short-term investments	152	139
Accounts receivable, net	4,492	3,822
Inventories, net	2,546	2,099
Deferred income taxes	1,541	1,364
Other current assets	1,795	955
Current assets from discontinued operations	—	1,687

Total current assets	21,082	17,856

Property, plant and equipment, net	2,332	2,473
Investments	3,241	3,302
Deferred income taxes	2,353	2,773
Other assets	1,881	2,085
Non-current assets from discontinued operations	—	3,557

Total assets	$30,889	$32,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$717	$869
Accounts payable	3,330	2,458
Accrued liabilities	6,526	5,314
Current liabilities from discontinued operations	—	740

Total current liabilities	10,573	9,381

Long-term debt	4,578	6,673
Other liabilities	2,407	2,582
Non-current liabilities from discontinued operations	—	235
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely company-guaranteed debentures	—	486
Stockholders’ equity
Preferred stock, $100 par value
Authorized shares: 0.5 (none issued)	—	—
Common stock, $3 par value
Authorized shares: 2004—4,200.0 and 2003—4,200.0
Issued and outstanding: 2004—2,447.8; 2003—2,338.7	7,343	7,017
Additional paid-in capital	4,321	2,362
Retained earnings	1,722	3,103
Non-owner changes to equity	(55)	207

Total stockholders’ equity	13,331	12,689

Total liabilities and stockholders’ equity	$30,889	$32,046

See accompanying notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

Motorola, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

		Non-Owner Changes To Equity

		Fair Value
	Common	Adjustment	Foreign
	Stock and	To Available	Currency
	Additional	For Sale	Translation	Other
	Paid-In	Securities,	Adjustments,	Items,	Retained	Comprehensive
(In millions, except per share amounts)	Capital	Net of Tax	Net of Tax	Net of Tax	Earnings	Earnings (Loss)

Balances at January 1, 2002	$8,471	$343	$(512)	$(45)	$5,434

Net loss					(2,485)	$(2,485)
Net unrealized gains on securities (net of tax effect of $152)		245				245
Foreign currency translation adjustments (net of tax effect of $11)			94			94
Minimum pension liability adjustment (net of tax effect of $299)				(647)		(647)
Issuance of common stock and stock options exercised	709
Net loss on derivative instruments (net of tax effect of $0.5)				(1)		(1)
Dividends declared ($0.16 per share)					(367)

Balances at December 31, 2002	9,180	588	(418)	(693)	2,582	$(2,794)

Net earnings					893	$893
Net unrealized gains on securities (net of tax effect of $565)		911				911
Foreign currency translation adjustments (net of tax effect of $15)			201			201
Minimum pension liability adjustment (net of tax effect of $28)				(182)		(182)
Issuance of common stock and stock options exercised	199
Net loss on derivative instruments (net of tax effect of $112)				(200)		(200)
Dividends declared ($0.16 per share)					(372)

Balances at December 31, 2003	9,379	1,499	(217)	(1,075)	3,103	$1,623

Net earnings					1,532	$1,532
Net unrealized losses on securities (net of tax effect of $59)		(82)				(82)
Foreign currency translation adjustments (net of tax effect of $35)			(150)			(150)
Minimum pension liability adjustment (net of tax effect of $126)				(188)		(188)
Issuance of common stock and stock options exercised	688
Gain on sale of subsidiary stock	397
Issuance of stock related to Equity Security Units	1,200
Net loss on derivative instruments (net of tax effect of $39)				(70)		(70)
Dividends declared ($0.16 per share)					(380)
Spin-off of Freescale Semiconductor, Inc.			228		(2,533)

Balances at December 31, 2004	$11,664	$1,417	$(139)	$(1,333)	$1,722	$1,042

See accompanying notes to consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS

Motorola, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31

(In millions)	2004	2003	2002

OPERATING
Earnings (loss) from continuing operations	$2,191	$928	$(1,350)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	659	818	1,014
Charges for reorganization of businesses and other charges	94	66	1,610
Gains on sales of investments and businesses	(460)	(539)	(81)
Deferred income taxes	456	(160)	(1,424)
Investment impairments and other	57	92	1,358
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(539)	(141)	248
Inventories	(433)	(34)	17
Other current assets	(808)	109	60
Accounts payable and accrued liabilities	1,917	576	(565)
Other assets and liabilities	(68)	276	264

Net cash provided by operating activities	3,066	1,991	1,151

INVESTING
Acquisitions and investments, net	(476)	(279)	(79)
Proceeds from sale of investments and businesses	682	665	94
Capital expenditures	(494)	(344)	(387)
Proceeds from sale of property, plant and equipment	138	104	98
Sales (purchases) of short-term investments	(13)	(82)	23

Net cash provided by (used for) investing activities	(163)	64	(251)

FINANCING
Repayment of commercial paper and short-term borrowings	(19)	(234)	(89)
Net proceeds from issuance of debt	—	—	64
Repayment of debt	(2,250)	(827)	(247)
Repayment of TOPrS	(500)	—	—
Issuance of common stock	1,680	158	401
Net payments related to debt redemption	(52)	(78)	(106)
Distribution from (to) discontinued operations	1,282	556	(61)
Payment of dividends	(378)	(332)	(364)

Net cash used for financing activities	(237)	(757)	(402)

Effect of exchange rate changes on cash and cash equivalents	100	29	5

Discontinued Operations
Net cash provided by (used for) discontinued operations	(87)	43	(78)

Net increase in cash and cash equivalents	2,679	1,370	425
Cash and cash equivalents, beginning of year (includes $87 million (2004), $44 million (2003) and $122 million (2002) from discontinued operations)	7,877	6,507	6,082

Cash and cash equivalents, end of year (includes $87 million (2003) and $44 million (2002) from discontinued operations)	$10,556	$7,877	$6,507

Cash Flow Information

CASH PAID DURING THE YEAR FOR:
Interest, net	$289	$376	$563
Income taxes, net of refunds	471	435	66

See accompanying notes to consolidated financial statements.

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
      Revenue Recognition: The Company recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and collection of the related receivable is probable, which is generally at the time of shipment. Accruals are established, with the related reduction to revenue, for allowances for discounts and price protection, product returns and incentive programs for distributors and end customers related to these sales based on actual historical exposure at the time the related revenues are recognized. For long-term contracts, the Company uses the percentage-of-completion method to recognize revenues and costs based on the percentage of costs incurred to date compared to the total estimated contract costs. For contracts involving new unproven technologies, revenues and profits are deferred until technological feasibility is established, customer acceptance is obtained and other contract-specific terms have been completed. Provisions for losses are recognized during the period in which the loss first becomes apparent. Revenue for services is recognized ratably over the contract term or as services are being performed. Revenue related to licensing agreements is recognized over the licensing period or at the time the Company has fulfilled its obligations and the fee to be received is fixed and determinable.
      Inventories: Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).
      Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using declining-balance and straight-line methods, based on the estimated useful lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 2-12 years) and commences once the assets are ready for their intended use.
      Goodwill and Intangible Assets: Goodwill is not amortized, but instead is tested for impairment at least annually as of October. Intangible assets continue to be amortized over their respective estimated useful lives ranging from 2 to 13 years. The Company has no intangible assets with indefinite useful lives.
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
      Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments. The fair values of these financial instruments were, with the exception of long-term debt as disclosed in Note 5, not materially different from their carrying or contract values at December 31, 2004 and 2003.
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
      Foreign Currency Transactions: The effects of remeasuring the non-functional currency assets or liabilities into the functional currency, as well as gains and losses on hedges of existing assets, or liabilities are marked-to-market and the result is included within Other Income (Expense) in the consolidated statements of operations. Gains and losses on financial instruments that hedge firm future commitments are deferred until such time as the underlying transactions are recognized or recorded immediately when the transaction is no longer expected to occur. Gains or losses on financial instruments that do not qualify as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are recognized immediately as income or expense.
      Stock Compensation Costs: The Company measures compensation cost for stock options and restricted stock using the intrinsic value-based method. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. The Company has evaluated the pro forma effects of using the fair value-based method of accounting and has presented below the pro forma effects on both earnings (loss) from continuing operations and on net earnings (loss), which includes discontinued operations.

	Continuing Operations			Net Earnings

Years Ended December 31	2004	2003	2002	2004	2003	2002

Earnings (loss):
Earnings (loss), as reported	$2,191	$928	$(1,350)	$1,532	$893	$(2,485)
Add: Stock-based employee compensation expense included in reported earnings (loss), net of related tax effects	15	23	22	19	27	28
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(150)	(187)	(257)	(188)	(249)	(319)

Pro forma earnings (loss)	$2,056	$764	$(1,585)	$1,363	$671	$(2,776)

Basic earnings (loss) per common share:
As reported	$0.93	$0.40	$(0.59)	$0.65	$0.38	$(1.09)
Pro forma	$0.87	$0.33	$(0.69)	$0.58	$0.29	$(1.22)
Diluted earnings (loss) per common share:
As reported	$0.90	$0.39	$(0.59)	$0.64	$0.38	$(1.09)
Pro forma	$0.85	$0.33	$(0.69)	$0.57	$0.29	$(1.22)

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      The weighted-average fair value of options granted was $7.74, $3.21, and $5.04 for 2004, 2003 and 2002, respectively. The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: dividend yields of 0.9%, 1.8% and 1.3%; expected volatility of 46.8%, 46.6% and 45.1%; risk-free interest rate of 3.7%, 2.6% and 3.8%; and expected lives of 5 years for each grant.
      Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Reclassifications: Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2004 presentation.
      Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”), a revision to Statement No. 123, “Accounting for Stock-Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R at the beginning of the third quarter, 2005. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2004, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $540 million. Upon adoption of SFAS 123R, the majority of this amount will be recognized over the remaining vesting period of these options.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. Statement 151 is effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. The adoption of this standard may result in higher expenses in periods where production levels are lower than normal ranges of production. Because actual future production levels are subject to many factors, including demand for the Company’s products, the Company cannot determine if the adoption of SFAS 151 will have a material impact on future results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”). SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial statements.
2. Discontinued Operations
       During the second quarter of 2004, the Company completed the separation of its semiconductor operations into a separate subsidiary, Freescale Semiconductor, Inc. (“Freescale Semiconductor”). Under the terms of the Master Separation and Distribution Agreement entered into between Motorola and Freescale Semiconductor, Freescale Semiconductor has agreed to indemnify Motorola for substantially all past, present and future liabilities associated with the semiconductor business. In July 2004, an initial public offering (“IPO”) of a minority interest of approximately 32.5% of Freescale Semiconductor was completed. As a result of the IPO the company recorded additional paid-in capital of $397 million related to the excess of the IPO price over the book value of the shares sold. Concurrently in July 2004, Freescale Semiconductor issued senior debt securities in an aggregate principal amount of $1.25 billion. On December 2, 2004, Motorola completed the spin-off of its remaining 67.5% equity interest in Freescale Semiconductor. The spin-off was effected by way of a pro rata non-cash dividend to Motorola stockholders, which reduced retained earnings by $2.5 billion. Holders of Motorola stock at the close of business on November 26, 2004 received a dividend of .110415 shares of Freescale Semiconductor Class B common stock per share of Motorola common stock. No fractional shares of Freescale Semiconductor were issued. Stockholders

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

entitled to fractional shares of Freescale Semiconductor Class B common stock in the distribution received the cash value instead. The equity distribution was structured to be tax-free to Motorola stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares). The historical results of Freescale Semiconductor have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented. As a result, the historical footnote disclosures have been revised to exclude amounts related to Freescale Semiconductor.
      The following table displays summarized financial information for discontinued operations:

Years Ended December 31	2004*	2003	2002

Net sales (including sales to other Motorola businesses of $1,154 million, $961 million and $1,143 million for the years ended December 31, 2004, 2003 and 2002, respectively.)	$5,180	$4,864	$5,000
Operating earnings (loss)	213	(189)	(1,370)
Earnings (loss) before income taxes	241	(83)	(1,375)
Income tax expense (benefit)	900	(48)	(240)
Loss from discontinued operations, net of tax	(659)	(35)	(1,135)

* Includes the results of operations through December 2, 2004
      The following table displays a summary of the assets and liabilities of discontinued operations as of December 31, 2003.

December 31, 2003

Assets
Cash and cash equivalents	$87
Accounts receivable, net	284
Inventories, net	693
Deferred income taxes, current	314
Other current assets	309
Property, plant and equipment, net	2,691
Deferred income taxes, non-current	576
Other assets	290

$5,244

Liabilities
Notes payable and current portion of long-term debt	$27
Accounts payable	331
Accrued liabilities	382
Long-term debt	2
Other liabilities	233

$975

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

3. Other Financial Data
Statement of Operations Information
Other Charges
      Other charges (income) included in operating earnings (loss) consist of the following:

Years Ended December 31	2004	2003	2002

Other charges (income):
Goodwill and intangible asset impairments	$125	$73	$325
Potentially uncollectible finance receivables	(44)	—	526
Iridium settlements	—	(100)	(63)
In-process research and development charges	34	32	12
Insurance settlements	—	(69)	(24)
Other	(4)	7	(22)

	$111	$(57)	$754

Other Income (Expense)
      The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company’s consolidated statements of operations:

Years Ended December 31	2004	2003	2002

Interest expense, net:
Interest expense	$(353)	$(423)	$(538)
Interest income	154	129	183

	$(199)	$(294)	$(355)

Other:
Investment impairments	$(36)	$(96)	$(1,230)
Foreign currency losses	(44)	(73)	(36)
Charges related to debt redemption, net	(81)	(3)	(98)
Other	20	30	10

	$(141)	$(142)	$(1,354)

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

Earnings (Loss) Per Common Share
      The following table presents the computation of the basic and diluted earnings (loss) per common share from both continuing operations and net earnings, which includes discontinued operations:

	Continuing Operations			Net Earnings

Years ended December 31	2004	2003	2002	2004	2003	2002

Basic earnings (loss) per common share:
Earnings (loss)	$2,191	$928	$(1,350)	$1,532	$893	$(2,485)
Weighted average common shares outstanding	2,365.0	2,321.9	2,282.3	2,365.0	2,321.9	2,282.3
Per share amount	$0.93	$0.40	$(0.59)	$0.65	$0.38	$(1.09)

Diluted earnings (loss) per common share:
Earnings (loss)	$2,191	$928	$(1,350)	$1,532	$893	$(2,485)
Add: Interest on equity security units, net	42	—	—	42	—	—

Earnings (loss), as adjusted	$2,233	$928	$(1,350)	$1,574	$893	$(2,485)

Weighted average common shares outstanding	2,365.0	2,321.9	2,282.3	2,365.0	2,321.9	2,282.3
Add effect of dilutive securities:
Stock options/restricted stock	48.8	26.7	—	48.8	26.7	—
Equity security units	57.8	—	—	57.8	—	—
Zero coupon notes due 2009 and 2013	0.4	2.6	—	0.4	2.6	—

Diluted weighted average common shares outstanding	2,472.0	2,351.2	2,282.3	2,472.0	2,351.2	2,282.3

Per share amount	$0.90	$0.39	$(0.59)	$0.64	$0.38	$(1.09)

      In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the year ended December 31, 2004, the assumed conversion of 155.8 million stock options were excluded because their inclusions would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the year ended December 31, 2003, the assumed conversions of the zero coupon notes due 2009, equity security units and 200.9 million stock options were excluded because their inclusions would have been antidilutive. In the computation of diluted loss per common share from both continuing operations and on a net earnings basis for the year ended December 31, 2002, the assumed conversions of the zero coupon notes due 2009 and 2013, all stock options, restricted stock, warrants, and equity security units were excluded because their inclusion would have been antidilutive.
Balance Sheet Information
Accounts Receivable
      Accounts Receivable, net, consists of the following:

December 31	2004	2003

Accounts receivable	$4,674	$4,046
Less allowance for doubtful accounts	(182)	(224)

	$4,492	$3,822

Inventories
      Inventories, net, consist of the following:

December 31	2004	2003

Finished goods	$1,429	$830
Work-in-process and production materials	1,665	1,861

	3,094	2,691
Less inventory reserves	(548)	(592)

	$2,546	$2,099

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

Property, Plant, and Equipment
      Property, Plant and Equipment, net, consists of the following:

December 31	2004	2003

Land	$200	$212
Building	1,959	2,061
Machinery and equipment	6,222	6,189

	8,381	8,462
Less accumulated depreciation	(6,049)	(5,989)

Property, plant and equipment, net	$2,332	$2,473

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $561 million, $663 million and $903 million, respectively.
Investments
      Investments consist of the following:

December 31	2004	2003

Available-for-sale securities:
Cost basis	$616	$499
Gross unrealized gains	2,296	2,438
Gross unrealized losses	(7)	(8)

Fair value	2,905	2,929
Other securities, at cost	213	226
Equity method investments	123	147

	$3,241	$3,302

      The Company recorded investment impairment charges of $36 million, $96 million and $1.2 billion for the years ended December 31, 2004, 2003 and 2002, respectively. These impairment charges represent other-than-temporary declines in the value of the Company’s investment portfolio. The $96 million of impairment charges in 2003 is primarily comprised of a $29 million charge to write down to zero the Company’s debt security holdings in a European cable operator and other cost-based investment write-downs. The $1.2 billion of impairment charges in 2002, is primarily comprised of: (i) a $464 million writedown in the value of the Company’s investment in Nextel Communications, Inc.; (ii) a $73 million writedown of the Company’s investment in Telus Corporation; (iii) a $321 million writedown of the Company’s debt security holdings and associated warrants in Callahan Associates International L.L.C.; and (iv) a $95 million charge to write the value of the Company’s investment in an Argentine cellular operating company to zero. Investment impairment charges are included in Other within Other Income (Expense) in the Company’s consolidated statements of operations.
      Gains on sales of investments and businesses, consists of the following:

Years Ended December 31	2004	2003	2002

Gains on sales of investments	$434	$524	$27
Gains on sales of businesses	26	15	54

	$460	$539	$81

      For the year ended December 31, 2004, the $460 million gain on sales of investments and businesses is primarily comprised of: (i) a $130 million gain on the sale of the Company’s remaining shares in Broadcom Corporation, (ii) a $122 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc., (iii) an $82 million gain on the sale of a portion of the Company’s shares in Telus Corporation, and (iv) a $68 million gain on the sale of a portion of the Company’s shares in Nextel Partners, Inc.
      For the year ended December 31, 2003, the $539 million gain on sales of investments and businesses is primarily comprised of: (i) a $255 million gain on the sale of a portion of common stock in Nextel Communications, Inc., (ii) an $80 million gain on the sale of the Company’s shares in Symbian Limited, (iii) a

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

$65 million gain on the sale of the Company’s shares in UAB Omnitel of Lithuania, and (iv) a $61 million gain on the sale of a portion of the Company’s shares in Nextel Partners, Inc.
Other Assets
      Other Assets consists of the following:

December 31	2004	2003

Long-term finance receivables, net of allowance of $1,966 and $2,095	$87	$209
Goodwill	1,283	1,215
Intangible assets, net of accumulated amortization of $367 and $315	212	173
Interest rate swaps	3	150
Other	296	338

	$1,881	$2,085

Accrued Liabilities
      Accrued Liabilities consists of the following:

December 31	2004	2003

Compensation	$1,349	$1,014
Customer reserves	824	584
Customer downpayments	412	410
Warranty reserves	500	359
Tax liabilities	387	290
Deferred revenue	360	244
Other	2,694	2,413

	$6,526	$5,314

Other Liabilities
      Other Liabilities consists of the following:

December 31	2004	2003

Defined benefit plans	$1,481	$1,546
Nextel hedge	340	310
Postretirement health care plan	100	90
Other	486	636

	$2,407	$2,582

Stockholders’ Equity Information
Comprehensive Earnings (Loss)
      The net unrealized gains (losses) on securities included in Comprehensive Earnings (Loss) are comprised of the following:

Years Ended December 31	2004	2003	2002

Gross unrealized gains (losses) on securities, net of tax	$200	$1,179	$(143)
Less: Realized gains (losses), net of tax	282	268	(388)

Net unrealized gains (losses) on securities, net of tax	$(82)	$911	$245

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

4. Debt and Credit Facilities
Long-Term Debt

December 31	2004	2003

6.75% debentures due 2004	$—	$500
6.5% debentures due 2025 (puttable in 2005)	398	398
6.75% debentures due 2006	—	1,399
7.6% notes due 2007	118	300
4.608% senior notes due 2007	1,219	—
6.5% senior notes due 2007	—	1,200
6.5% notes due 2008	200	200
5.8% debentures due 2008	324	324
7.625% debentures due 2010	1,193	1,192
8.0% notes due 2011	598	598
7.5% debentures due 2025	398	398
6.5% debentures due 2028	295	405
5.22% debentures due 2097	193	192
Other long-term debt	42	122

	4,978	7,228
Less: current maturities	(400)	(555)

Long-term debt	$4,578	$6,673

Short-Term Debt

December 31	2004	2003

Notes to banks	$17	$10
Commercial paper	300	304

	317	314
Add: Current maturities	400	555

Notes payable and current portion of long-term debt	$717	$869

Weighted average interest rates on short-term borrowings

Commercial paper	1.6%	1.3%
Other short-term debt	3.3%	4.8%

      In August 2004, the Company completed the open market purchase of $110 million of the $409 million aggregate principal amount outstanding of its 6.50% Debentures due 2028 (the “2028 Debentures”). The $110 million principal amount of 2028 Debentures was purchased for an aggregate purchase price of approximately $115 million.
      In August 2004, pursuant to the terms of the 7.00% Equity Security Units (the “MEUs”), the $1.2 billion of 6.50% Senior Notes due 2007 (the “2007 MEU Notes”) that comprised a portion of the MEUs were remarketed to a new set of holders. In connection with the remarketing, the interest rate on the 2007 MEU Notes was reset to 4.608%. None of the other terms of the 2007 MEU Notes were changed. Shortly after the remarketing, the Company entered into interest rate swaps to change the characteristics of the interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. Additionally, in November 2004, pursuant to the terms of the MEUs, the Company sold 69.4 million shares of common stock to the holders of the MEUs. The purchase price per share was $17.30 resulting in aggregate proceeds of $1.2 billion.
      In July 2004, the Company commenced a cash tender offer for any and all of the $300 million aggregate principal amount outstanding of its 7.60% Notes due 2007 (the “2007 Notes”). The tender offer expired in August 2004 and an aggregate principal amount of approximately $182 million of 2007 Notes was validly tendered. In August 2004, the Company repurchased the validly tendered 2007 Notes for an aggregate purchase price of approximately $202 million. This debt was repurchased with proceeds distributed to the Company by Freescale Semiconductor.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      In July 2004, the Company called for the redemption of the $1.4 billion aggregate principal amount outstanding of its 6.75% Debentures due 2006 (the “2006 Debentures”). All of the 2006 Debentures were redeemed in August 2004 for an aggregate purchase price of approximately $1.5 billion. This debt was redeemed partially with proceeds distributed to the Company by Freescale Semiconductor and partially with available cash balances.
      In June 2004, the Company repaid, at maturity, all $500 million aggregate principal amount outstanding of its 6.75% Debentures due 2004.
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
      In September 2003, the Company announced the conclusion of its offer to purchase its 2013 LYONs. Pursuant to the indenture under which the 2013 LYONs were issued in September 1993, the holders’ option to surrender the 2013 LYONs for repurchase that began on August 29, 2003 expired on September 29, 2003. 2013 LYONs with an aggregate principal amount at maturity of approximately $98 million were validly tendered and repurchased by Motorola. This left an aggregate principal amount of approximately $4 million of 2013 LYONs outstanding. The purchase price for the LYONs was $799.52 per $1,000 principal amount at maturity. Accordingly, the aggregate purchase price for all of the LYONs that were validly tendered was approximately $78 million. Motorola paid the purchase price with available cash.
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
      Aggregate requirements for long-term debt maturities (assuming earliest put date) during the next five years are as follows: 2005-$400 million; 2006-$2 million; 2007-$1.3 billion; 2008-$527 million; 2009-$2 million.
      In May 2004, the Company signed a new 3 year revolving credit agreement for $1 billion, replacing two existing facilities totaling $1.6 billion. At December 31, 2004, the commitment fee assessed against the daily average amounts unused was 17.5 basis points. Important terms of the credit agreement include covenants relating to net interest coverage and total debt to book capitalization ratios. The Company was in compliance with the terms of the credit agreement at December 31, 2004. The Company’s current corporate credit ratings are “BBB” with a “positive” outlook by S&P, “Baa3” with a “positive” outlook by Moody’s, and “BBB+” with a “positive” outlook by Fitch. The Company has never borrowed under its domestic revolving credit facilities. The Company also has $1.9 billion of non-U.S. credit facilities with interest rates on borrowings varying from country to country depending upon local market conditions. At December 31, 2004, the Company’s total domestic and non-U.S. credit facilities totaled $2.9 billion, of which $76 million was considered utilized.
LYONs is a trademark of Merrill Lynch & Co., Inc.
SM “Trust Originated Preferred Securities” and “TOPrS” are service marks of Merrill Lynch & Co., Inc.
SM “Puttable Reset Securities PURS” is a service mark of Goldman, Sachs & Co

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

5. Risk Management
Derivative Financial Instruments
Foreign Currency Risk
      As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to hedge, and therefore attempts to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments that are designated as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.
      The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. Almost all of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions and some forecasted transactions. The Company expects that it may hedge investments in foreign subsidiaries in the future. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.
      At December 31, 2004 and 2003, the Company had net outstanding foreign exchange contracts totaling $3.9 billion and $2.7 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged except for the ineffective portion of the instruments which are charged to Other within Other Income (Expense) in the Company’s consolidated statements of operations. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of December 31, 2004 compared to their respective positions at December 31, 2003:

	December 31

Buy (Sell)	2004	2003

Euro	$(1,588)	$(1,114)
Chinese Renminbi	(821)	(341)
Brazilian Real	(318)	(172)
Canadian Dollar	212	187
Japanese Yen	(179)	(29)

      The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, it does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations.
Interest Rate Risk
      At December 31, 2004, the Company’s short-term debt of $317 million consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company had $5.0 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. During the year ended December 31, 2004, in conjunction with the retirement of debt, certain of these swaps were unwound resulting in income of approximately $55 million, which is included in Charges Related to Debt Redemption included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. The following table displays the interest rate swaps that were in place at December 31, 2004:

	Principal Amount
	Hedged
Date Executed	(in millions)	Underlying Debt Instrument

August 2004	$1,200	4.608% notes due 2007
September 2003	725	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	200	6.5% notes due 2008
May 2003	325	5.8% debentures due 2008
May 2003	475	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$3,643

      In addition, in June 1999, the Company’s finance subsidiary entered into interest rate swaps to change the characteristics of interest rate payments on all $500 million of its 6.75% Debentures due 2004 from fixed-rate payments to short-term LIBOR-based variable rate payments in order to match the funding with its underlying assets. This interest rate swap expired in June 2004, when the underlying fixed-rate debt matured and was repaid.
      The short-term LIBOR-based variable rate on each of the above interest rate swaps was 5.4% for the three months ended December 31, 2004. The fair value of all interest rate swaps at December 31, 2004 and 2003 was approximately $3 million and $150 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2004 and 2003.
      The Company designates its interest rate hedge arrangements as hedges of the fair value of the fixed-rate debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements.
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
Stockholders’ Equity
      Derivative instruments activity, net of tax, included in Non-Owner Changes to Equity within Stockholders’ Equity for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003

Balance at January 1	$(202)	$(2)
Increase (decrease) in fair value	(86)	(199)
Reclassifications to earnings	16	(1)

Balance at December 31	$(272)	$(202)

Fair Value Hedges
      The Company recorded expense (income) of $(0.1) million, $(3) million and $2 million for the years ended December 31, 2004, 2003 and 2002, respectively, representing the ineffective portions of changes in the fair value of fair value hedge positions. These amounts are included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. The Company excluded the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price from the measure of

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

effectiveness as these amounts are charged to Other within Other Income (Expense) in the Company’s consolidated statements of operations. Expense (income) related to fair value hedges that were discontinued for the years ended December 31, 2004, 2003 and 2002 are included in the amounts noted above.
Cash Flow Hedges
      The Company recorded expense (income) of $11.9 million, $(1.5) million and $(0.1) million for the years ended December 31, 2004, 2003 and 2002, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. The Company excluded the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price from the measure of effectiveness as these amounts are charged to Other within Other Income (Expense) in the Company’s consolidated statements of operations. Expense (income) related to cash value hedges that were discontinued for the years ended December 31, 2004, 2003 and 2002 are included in the amounts noted above.
      During the years ended December 31, 2004, 2003 and 2002, on a pre-tax basis, expense (income) of $27 million, $(1) million and $(10) million, respectively, was reclassified from equity to earnings and is included in Other within Other Income (Expense) in the Company’s consolidated statements of operations. If exchange rates do not change from year-end, the Company estimates that $90 million of pre-tax net derivative losses included in Non-Owner Changes to Equity within Stockholders’ Equity would be reclassified into earnings within the next twelve months and will be reclassified in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.
      At December 31, 2004, the maximum term of derivative instruments that hedge forecasted transactions was four years. However, on average, the duration of the Company’s derivative instruments that hedge forecasted transactions was five months.
Net Investment in Foreign Operations Hedge
      At December 31, 2004 and 2003, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations. However, the Company expects that it may hedge investments in foreign subsidiaries in the future.
Investments Hedge
      In March 2003, the Company entered into three agreements with multiple investment banks to hedge up to 25 million of its shares of common stock of Nextel Communications, Inc. (“Nextel”). The three agreements are to be settled over periods of three, four and five years, respectively. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract “floor” price. Pursuant to these agreements, and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company will deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. The Company has recorded $340 million and $310 million as of December 31, 2004 and 2003, respectively, in Other Liabilities in the consolidated balance sheet to reflect the fair value of the Nextel hedge.
Fair Value of Financial Instruments
      The Company’s financial instruments include cash equivalents, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments.
      Using available market information, the Company determined that the fair value of long-term debt at December 31, 2004 was $5.4 billion compared to a carrying value of $5.0 billion. Since considerable judgment is

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
      The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2004.
6. Income Taxes
       Components of earnings (loss) from continuing operations before income taxes are as follows:

Years Ended December 31	2004	2003	2002

United States	$994	$679	$(3,121)
Other nations	2,258	697	1,050

	$3,252	$1,376	$(2,071)

      Components of income tax expense (benefit) are as follows:

Years Ended December 31	2004	2003	2002

United States	$44	$115	$162
Other nations	456	300	328
States (U.S.)	6	16	(1)

	506	431	489
Deferred	555	17	(1,210)

	$1,061	$448	$(721)

      Deferred tax charges (benefits) that were recorded within Non-Owner Changes to Equity in the consolidated balance sheets resulted primarily from fair value adjustments to available-for-sale securities, losses on derivative instruments and minimum pension liability adjustments. The adjustments were $(189) million, $440 million and $(136) million for the years ended December 31, 2004, 2003 and 2002, respectively. Except for certain earnings that the Company intends to reinvest indefinitely, provisions have been made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. Federal income taxes has been provided, aggregate $5.6 billion, $5.1 billion and $6.6 billion at December 31, 2004, 2003 and 2002, respectively. The portion of earnings not reinvested indefinitely may be distributed substantially free of additional U.S. federal income taxes given the U.S. federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits.
      The American Jobs Creation Act of 2004 provides for a favorable, one-time deduction for qualifying repatriations of foreign earnings if made in 2004 or 2005. The Company has not yet completed its evaluation of the effect of the new tax law on its plans for reinvestment or repatriation of foreign earnings. The Company will evaluate its repatriation plans and the impact of the new tax provision throughout 2005.
      Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) are as follows:

Years Ended December 31	2004	2003	2002

Income tax expense (benefit) at statutory rate	$1,138	$482	$(725)
Taxes on non-U.S. earnings	(64)	(69)	54
State income taxes	71	32	(88)
Research credits	(74)	(11)	(19)
Foreign export sales	(31)	(16)	(18)
Non-deductible acquisition charges	11	11	4
Goodwill impairments	44	26	—
Other	(34)	(7)	71

	$1,061	$448	$(721)

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      Significant components of deferred tax assets (liabilities) are as follows:

December 31	2004	2003

Inventory	$246	$228
Employee benefits	865	711
Capitalized items	1,238	1,372
Tax basis differences on investments	306	570
Depreciation tax basis differences on fixed assets	96	121
Undistributed non-U.S. earnings	(550)	(261)
Tax carryforwards	2,138	1,835
Available for sale securities	(871)	(901)
Business reorganization	24	90
Long-term financing reserves	868	897
Warranty and customer reserves	504	361
Valuation Allowances	(831)	(801)
Other	(139)	(85)

	$3,894	$4,137

      Gross deferred tax assets were $9.7 billion and $8.8 billion at December 31, 2004 and 2003, respectively. Deferred tax assets, net of valuation allowances, were $8.9 billion and $8.0 billion at December 31, 2004 and 2003, respectively. Gross deferred tax liabilities were $5.0 billion and $3.9 billion at December 31, 2004 and 2003, respectively.
      The Company had U.S. tax carryforwards of $1.5 billion and $1.2 billion at December 31, 2004 and 2003, respectively. At December 31, 2004, these carryforwards were comprised of $683 million of net operating loss carryforwards, $364 million of foreign tax credit carryovers, $215 million of general business credit carryovers, $127 million of minimum tax credit carryforwards and $115 million of capital loss carryforwards. The Company’s non-U.S. subsidiaries, primarily in Germany and the UK, had tax loss carryforwards of $634 million and $639 million at December 31, 2004 and 2003, respectively.
      A majority of the U.S. net operating losses and general business credits can be carried forward for 20 years, capital losses can be carried forward for five years and minimum tax credits can be carried forward indefinitely. The carryforward period for foreign tax credits was extended to 10 years, from 5 years, during 2004 due to the enactment of the American Jobs Creation Act of 2004.
      The Company has recorded valuation allowances for certain state deferred tax assets, state tax loss carryforwards with carryforward periods of seven years or less, tax loss carryforwards of acquired entities that are subject to limitations and tax loss carryforwards of certain non-U.S. subsidiaries. The Company believes that the deferred tax assets for the remaining tax carryforwards are considered more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
      During 2004, the Company recorded the reversal of $316 million of previously-accrued income taxes as a result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits. Of the $316 million reversal, $241 million was recorded as a reduction in tax expense and $75 million, which related to previously-issued warrants, was reflected as an increase in Additional Paid-In Capital in the Company’s consolidated balance sheets. During 2003 the Company recorded the reversal of $61 million of previously-accrued income taxes related to the settlement of tax audits.
      During 2004, the Internal Revenue Service (IRS) completed its field examination of the Company’s 1996 through 2000 tax returns. In connection with this examination, the Company received notices of certain adjustments proposed by the IRS, primarily related to transfer pricing. The Company disagrees with these proposed transfer pricing-related adjustments and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on all matters relating to transfer pricing for the period of the examination, it could result in additional taxable income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million. The IRS may make similar claims for years subsequent to 2000 in future audits. Although the final resolution of the proposed adjustments is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the period in which the matter is ultimately resolved.
7. Employee Benefit and Incentive Plans
Pension Benefits
      The Company’s noncontributory pension plan (the Regular Pension Plan) covers most U.S. employees who become eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees will not be eligible to participate in the Regular Pension Plan.
      The Company has a noncontributory supplemental retirement benefit plan (the Officers’ Plan) for its elected officers. The Officers’ Plan contains provisions for funding the participants’ expected retirement benefits when the participants meet the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers’ Plan as of December 31, 1999 had the option to remain in the Officers’ Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999, no new elected officers were eligible to participate in the Officers’ Plan.
      The Company has an additional noncontributory supplemental retirement benefit plan (the Motorola Supplemental Pension Plan—MSPP), which provides supplemental benefits, to certain employees, in excess of the limitations imposed by the Internal Revenue Code on the Regular Pension Plan. Elected officers covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP. Effective January 1, 2005, newly-hired employees will not be eligible to participate in MSPP.
      The Company also provides defined benefit plans to employees of some of its foreign entities. The information below for Non U.S. plans covers the Company’s principal foreign plans; any other plans are not significant to the Company either individually or in the aggregate.
      The net periodic pension cost for the regular pension plan, officers’ plan, MSPP and Non U.S. plans was as follows:
Regular Pension Plan

Years Ended December 31	2004	2003	2002

Service cost	$168	$173	$165
Interest cost	271	252	231
Expected return on plan assets	(286)	(281)	(303)
Amortization of:
Unrecognized net loss	33	—	—
Unrecognized prior service cost	(7)	(7)	(8)
Settlement/ curtailment gain	(12)	—	(13)

Net periodic pension cost	$167	$137	$72

Officers’ Plan and MSPP

Years Ended December 31	2004	2003	2002

Service cost	$14	$16	$21
Interest cost	12	13	15
Expected return on plan assets	(3)	(4)	(5)
Amortization of:
Unrecognized net loss	7	5	5
Unrecognized prior service cost	1	1	2
Settlement/ curtailment loss	14	16	44

Net periodic pension cost	$45	$47	$82

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

Non U.S. Plans

Years Ended December 31	2004	2003	2002

Service cost	$51	$52	$52
Interest cost	66	49	44
Expected return on plan assets	(47)	(37)	(39)
Amortization of:
Unrecognized net loss	24	18	9
Unrecognized prior service cost	1	1	1
Settlement/ curtailment loss	2	—	—

Net periodic pension cost	$97	$83	$67

      The status of the Company’s plans is as follows:

	2004			2003

		Officers			Officers
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Change in benefit obligation:
Benefit obligation at January 1	$4,174	$208	$1,225	$3,725	$232	$873
Service cost	168	14	51	173	16	52
Interest cost	271	12	66	252	13	49
Plan amendments	—	—	—	11	1	(1)
Discontinued operations	—	—	(80)	—	—	—
Settlement/ curtailment	(115)	(8)	(27)	—	1	—
Actuarial (gain) loss	403	13	(36)	234	42	153
Foreign exchange valuation adjustment	—	—	125	—	—	118
Employee contributions	—	—	14	—	—	12
Tax payments	—	(20)	—	—	(21)	—
Benefit payments	(160)	(34)	(28)	(221)	(76)	(31)

Benefit obligation at December 31	4,741	185	1,310	4,174	208	1,225

Change in plan assets:
Fair value at January 1	2,798	96	668	2,303	135	523
Return on plan assets	265	3	60	517	10	70
Company contributions	580	25	47	200	29	46
Employee contributions	—	—	14	—	—	12
Discontinued operations	—	—	(59)	—	—	—
Foreign exchange valuation adjustment	—	—	61	—	—	44
Tax payments from plan assets	—	(4)	—	—	(3)	—
Benefit payments from plan assets	(160)	(33)	(19)	(221)	(75)	(27)

Fair value at December 31	3,483	87	772	2,799	96	668

Funded status of the plan	(1,258)	(98)	(538)	(1,375)	(112)	(557)
Unrecognized net loss	1,561	103	354	1,284	118	427
Unrecognized prior service cost	(40)	1	4	(59)	2	5

Prepaid (accrued) pension cost	$263	$6	$(180)	$(150)	$8	$(125)

Components of prepaid (accrued) pension cost:
Intangible asset	$—	$4	$5	$—	$6	$—
Prepaid benefit cost	—	—	20	—	—	46
Accrued benefit liability	(924)	(72)	(485)	(977)	(94)	(475)
Deferred income taxes	452	28	1	317	37	1
Non-owner changes to equity	735	46	279	510	59	303

	$263	$6	$(180)	$(150)	$8	$(125)

      The Company uses a five year, market-related asset value method of amortizing asset-related gains and losses. Prior service costs are being amortized over periods ranging from 9 to 15 years. The benefit obligation and related

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

assets have been measured as of December 31, 2004 for all U.S. plans and as of October 1, 2004 for all Non U.S. plans. Benefits under all pension plans are valued based upon the projected unit credit cost method.
      Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	2004		2003

December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate for obligations	6.50%	5.34%	6.75%	5.39%
Investment return assumption (Regular Plan)	8.50%	6.93%	8.50%	6.66%
Investment return assumption (Officers Plan)	6.00%	N/A	6.00%	N/A

      Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2004		2003

December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate for obligations	6.00%	5.44%	6.50%	5.23%
Future compensation increase rate (Regular Plan)	4.00%	4.21%	4.00%	4.11%
Future compensation increase rate (Officers Plan)	3.00%	N/A	3.00%	N/A

      Discount rates are established based on prevailing market rates for high-quality fixed-income instruments that, if the pension benefit obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. At December 31, 2004, the Regular Pension Plan investment portfolio was predominantly equity investments and the Officers’ Pension Plan investment portfolio was predominantly fixed-income securities. The Company uses long-term historical actual return experience with consideration to the expected investment mix of the plans’ assets, and future estimates of long-term investment returns to develop its expected rate of return assumption used in calculating the net periodic pension cost.
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
      The accumulated benefit obligations for the plans were as follows:

	2004			2003

		Officers			Officers
		and	Non		and	Non
December 31	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Accumulated benefit obligation	$4,407	$160	$1,244	$3,775	$186	$1,093

      As required, after-tax charges of $188 million, $182 million and $647 million for the years ended December 31, 2004, 2003 and 2002, respectively, were recorded to reflect the net change in the Company’s additional minimum pension liability associated with these plans. This charge was included in Non-Owner Changes to Equity in the consolidated balance sheets.
      The Company has adopted a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plans retain professional investment managers that invest plan assets in equity and fixed income securities and cash. In addition, some plans invest in insurance contracts. The Company has the following target mixes for these asset classes, which are readjusted at least quarterly, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level as follows:

Asset Category	Target Mix

Equity securities	73%
Fixed income securities	25%
Cash and other investments	2%

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      The weighted-average pension plan asset allocation at December 31, 2004 and 2003 by asset categories was as follows:

	December 31,

Asset Category	2004	2003

Equity securities	73%	73%
Fixed income securities	25	25
Cash and other investments	2	2

	100%	100%

      Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities ranging from US Treasury issues, corporate debt securities, mortgages and asset-backed issues, as well as international debt securities. In the cash and other investments asset class, investments may be in cash, cash equivalents or insurance contracts.
      The Company expects to make cash contributions of approximately $150 million to its U.S. pension plans and $45 million to its Non-U.S. pension plans in 2005.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	U.S.
	Pension	Non
Year	Plans	U.S.

2005	$188	$24
2006	195	24
2007	205	27
2008	236	30
2009	242	33
2010-2014	1,486	232

Postretirement Health Care Benefits
      Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment. For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. Effective January 1, 2005, newly hired employees will not be eligible to participate in this plan.
      The assumptions used were as follows:

December 31	2004	2003

Discount rate for obligations	6.00%	6.50%
Investment return assumptions	8.50%	8.50%

      Net retiree health care expenses were as follows:

Years Ended December 31	2004	2003	2002

Service cost	$10	$12	$14
Interest cost	46	48	48
Expected return on plan assets	(21)	(25)	(30)
Amortization of:
Unrecognized net loss	14	11	7
Unrecognized prior service cost	(4)	(3)	(1)
Settlement/ curtailment gain	(6)	—	—

Net retiree health care expense	$39	$43	$38

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      The funded status of the plan is as follows.

December 31	2004	2003

Change in benefit obligation:
Benefit obligation at January 1	$535	$549
Service cost	10	12
Interest cost	46	48
Plan amendments	(17)	(14)
Curtailment	(22)	—
Actuarial (gain) loss	53	(13)
Benefit payments	(61)	(47)

Benefit obligation at December 31	544	535

Change in plan assets:
Fair value at January 1	218	218
Return on plan assets	18	45
Divestitures	—	(4)
Benefit payments made with plan assets	(48)	(41)

Fair value at December 31	188	218

Funded status of the plan	(356)	(317)
Unrecognized net loss	272	237
Unrecognized prior service cost	(16)	(10)

Accrued retiree health care cost	$(100)	$(90)

      In connection with the spin-off of Freescale Semiconductor, post-retirement health care benefit obligations relating to eligible former and active vested Freescale Semiconductor employees on December 2, 2004 (Spin-off Date) and active Freescale Semiconductor employees who vest within the three year period following the Spin-off Date, were transferred to Freescale Semiconductor. Benefit obligations transferred were $217 million with $99 million of unrecognized net losses also transferred to Freescale Semiconductor. Such amounts have been excluded from the Motorola amounts for both periods presented above. Additionally under the terms of the Employee Matters Agreement entered into between Motorola and Freescale Semiconductor, Motorola is obligated to transfer to Freescale Semiconductor $68 million in cash or Plan assets, as permitted by law without adverse tax consequences to Motorola. This obligation is included in Accrued Liabilities in the Company’s consolidated balance sheets.
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

Asset Category	Target Mix

Equity securities	75%
Fixed income securities	24%
Cash and other investments	1%

      The weighted-average asset allocation for plan assets at December 31, 2004 and 2003 by asset categories were as follows:

	December 31

Asset Category	2004	2003

Equity securities	76%	77%
Fixed income securities	22	22
Cash and other investments	2	1

	100%	100%

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
      The Company expects to make cash contributions of approximately $50 million to the retiree health care plan in 2005.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2005	$43
2006	47
2007	45
2008	43
2009	41
2010-2014	191

      The health care trend rate used to determine the December 31, 2004 accumulated postretirement benefit obligation is 10.0% for 2005. Beyond 2005 the trend rate is graded down 1.0% per year until it reaches 5.0% by 2010 and then remains flat. The health care trend rate used to determine the December 31, 2003 accumulated postretirement benefit obligation was 11.0% for 2004 with the trend rate graded down per year until reaching 5.0% by 2010 and then remaining flat.
      Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net retiree health care expense as follows:

	1% Point	1% Point
	Increase	Decrease

Effect on:
Accumulated postretirement benefit obligation	$29	$(31)
Net retiree health care expense	3	(3)

      The Company has no significant postretirement health care benefit plans outside the United States.
Stock Compensation Plans
Employee Stock Purchase Plan
      The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of compensation on an after-tax basis. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2004, 2003 and 2002, employees purchased 13.1 million, 20.5 million and 16.1 million shares, respectively, at prices ranging from $10.31 to $15.33, $7.02 to $7.10 and $8.65 to $12.07, respectively.
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

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      On December 2, 2004, in connection with the distribution of Freescale Semiconductor to Motorola shareholders, certain adjustments were made to outstanding stock options. For vested and unvested options held by Motorola employees and vested options held by Freescale Semiconductor employees, the number of underlying shares and the exercise price of the options were adjusted to preserve the intrinsic value and the ratio of the exercise price to the fair market value of an underlying share that existed immediately prior to the distribution. In addition, the contractual life of the vested options held by Freescale Semiconductor employees was truncated according to the terms of the original grant. Unvested options held by Freescale Semiconductor employees expired according to the terms of the original grants. No other adjustments were made to the terms of the original option grants.
      Stock options activity was as follows (in thousands, except exercise price and employee data):

	2004		2003		2002

	Shares	Wtd. Avg.	Shares	Wtd. Avg.	Shares	Wtd. Avg.
	Subject to	Exercise	Subject to	Exercise	Subject to	Exercise
Years Ended December 31	Options	Price	Options	Price	Options	Price

Options outstanding at January 1	305,842	$17	286,536	$20	217,073	$24
Options granted	58,429	18	76,769	8	100,066	13
Adjustments to options outstanding to reflect Freescale Semiconductor spin-off	36,111	2	—	—	—	—
Options exercised	(25,178)	13	(1,412)	8	(8,402)	9
Options terminated, cancelled or expired*	(39,447)	15	(56,051)	21	(22,201)	25

Options outstanding at December 31	335,757	16	305,842	17	286,536	20

Options exercisable at December 31	195,297	17	135,612	23	141,551	23

Approx. number of employees granted options	33,900		41,900		44,600

*	The 39,447 options terminated, cancelled or expired includes approximately 22,000 options that were unvested and forfeited by employees of Freescale Semiconductor as of the spin-off.
      At December 31, 2004 and 2003, 111.2 million shares and 142.8 million shares, respectively, were available for future grants under the terms of these plans.
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable

		Wtd. avg.	Wtd. avg.		Wtd. avg.
	No. of	exercise	contractual	No. of	exercise
Exercise price range	options	price	life (in yrs.)	options	price

Under $7	1,738	$6	5	1,199	$6
$7-$13	173,638	10	5	94,035	11
$14-$20	115,033	17	6	54,715	17
$21-$27	4,202	25	4	4,200	25
$28-$34	3,658	32	3	3,658	32
$35-$41	36,997	39	8	36,997	39
$42-$48	439	44	6	439	44
$49-$55	54	51	4	54	51

	335,759			195,297

Restricted Stock and Restricted Stock Unit Grants
      Restricted stock and restricted stock unit grants (“restricted stock”) consist of shares or the rights to shares of the Company’s common stock which are awarded to employees. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. Upon the occurrence of a change in control, the restrictions on all shares of restricted stock and restricted stock units outstanding on the date on which the change in control occurs will lapse.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      Total restricted stock and restricted stock units issued and outstanding at December 31, 2004 and 2003 were 6.0 million and 6.6 million, respectively. At December 31, 2004 and 2003, the amount of related deferred compensation reflected in Stockholders’ Equity in the consolidated balance sheets was $36 million and $50 million, respectively. Net additions to deferred compensation for both the years ended December 31, 2004 and 2003 were $10 million. An aggregate of approximately 1.1 million, 2.5 million, and 1.7 million shares of restricted stock and restricted stock units were granted in 2004, 2003 and 2002, respectively. The amortization of deferred compensation for the years ended December 31, 2004, 2003 and 2002 was $24 million, $36 million and $32 million, respectively.
Other Benefits
      Defined Contribution Plans: The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. The Company generally makes two types of contributions to these plans, matching contributions and profit sharing contributions.
      In the U.S., the profit sharing and savings plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions and do not depend on the Company’s profits. Effective January 1, 2005, newly hired employees will have a higher maximum matching contribution at 4% on the first 6% of employee contributions, compared to 3% for employees hired prior to January 2005. Profit sharing contributions are generally based upon pre-tax earnings, as defined, with an adjustment for the aggregate matching contribution. Effective January 1, 2005, the plan has been amended to exclude the profit-sharing component.
      Company contributions, primarily relating to the employer match, to all plans for the years ended December 31, 2004, 2003 and 2002 were $74 million, $67 million and $73 million, respectively. The profit sharing contribution for the year ended December 31, 2004 was $69 million. There was no profit sharing contribution for the years ended December 31, 2003 and 2002.
      Motorola Incentive Plan: The Motorola Incentive Plan provides eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals are met. The provision for awards under these incentive plans for the years ended December 31, 2004, 2003 and 2002 were $771 million, $422 million and $263 million, respectively.
      Mid-Range Incentive Plan: In 2003, the Long Range Incentive Program was replaced by the Mid-Range Incentive Plan (MRIP). MRIP rewards participating elected officers for the Company’s achievement of outstanding performance during the period, based on two performance objectives measured over two-year cycles. The provision for MRIP for the years ended December 31, 2004 and 2003 was $56 million and $5 million, respectively. Prior to 2003, the Company’s Long Range Incentive Program of 1994 rewarded participating elected officers for the Company’s achievement of outstanding long-range performance, based on four performance objectives measured over four-year cycles. There was no provision for the year ended December 31, 2002.
8. Financing Arrangements
       Finance receivables consist of the following:

December 31	2004	2003

Gross finance receivables	$2,136	$2,396
Less allowance for losses	(1,966)	(2,095)

	170	301
Less current portion	(83)	(92)

Long-term finance receivables	$87	$209

      Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company’s consolidated balance sheets. Interest income recognized on finance receivables for the years ended December 31, 2004, 2003 and 2002 was $9 million, $18 million and $28 million, respectively.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      An analysis of impaired finance receivables included in total finance receivables is as follows:

December 31	2004	2003

Impaired finance receivables:
Requiring allowance for losses	$1,973	$2,083
Expected to be fully recoverable	—	125

	1,973	2,208
Less allowance for losses on impaired finance receivables	1,966	2,075

Impaired finance receivables, net	$7	$133

      Interest income on impaired finance receivables is recognized as cash is collected and totaled $2 million, $5 million and $19 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      At December 31, 2004 and 2003, the Company had $1.9 billion and $2.0 billion, respectively, of gross receivables from one customer, Telsim, in Turkey (the “Telsim Loan”). The decline represents partial recovery of amounts owed of $44 million due to collection efforts. As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both December 31, 2004 and 2003, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans’ (the family which previously controlled Telsim) continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make the Company’s collection efforts more difficult.
      The Company sells short-term receivables through the Motorola Receivables Corporation (“MRC”) short-term receivables program, which provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. In October 2004, the Company renewed the MRC short-term receivables program at its current level for one year. In addition, the Company sells short-term receivables directly to third parties. Total short-term receivables sold by the Company (including those sold directly to third parties and those sold through the MRC short-term receivables program) were $3.8 billion, $2.7 billion and $2.9 billion for the years ended December 31, 2004, 2003 and 2002, respectively. There were $1.1 billion and $771 million of short-term receivables outstanding under these arrangements at December 31, 2004 and 2003, respectively (including $255 million and $170 million, respectively, under the MRC program). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $25 million at both December 31, 2004 and 2003 with reserves of $4 million and $13 million recorded for potential losses on this exposure at December 31, 2004 and 2003, respectively.
      Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. The Company had outstanding commitments to extend credit to third-parties totaling $294 million and $149 million at December 31, 2004 and 2003, respectively.
      In addition to providing direct financing to certain equipment customers the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $8 million and $10 million at December 31, 2004 and 2003, respectively, with no payments being made for the year ended December 31, 2004 and payments of $28 million made by the Company for the year ended December 31, 2003. At December 31, 2004 these financial guarantees are to four customers and are scheduled to expire by 2013. Customer borrowings outstanding under these third party loan arrangements were $4 million and $10 million at December 31, 2004 and 2003, respectively. The Company had no accrued liabilities recorded at December 31, 2004 and $1 million at 2003 to reflect management’s best estimate of probable losses of unrecoverable amounts, should these guarantees be called.
9. Commitments and Contingencies
Leases
      The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

expense, net of sublease income for the years ended December 31, 2004, 2003 and 2002 was $217 million, $223 million and $218 million, respectively. At December 31, 2004, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows: 2005—$211 million; 2006—$158 million; 2007—$115 million; 2008—$89 million; 2009—$69 million; beyond—$194 million.
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
      Other: The Company is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed above with respect to the Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
Other
      The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification under these types of provisions at December 31, 2004 and 2003 was $37 million and $100 million, respectively, with the Company accruing $2 million and $42 million as of December 31, 2004 and 2003, respectively, for certain claims that have been asserted under these provisions.
      In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company as of December 31, 2004.
      In all cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements are generally limited in terms of duration, typically not more than 24 months, and or amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.
10. Information by Segment and Geographic Region
       The Company’s reportable segments have been determined based on the nature of the products offered to customers and are comprised of the following:

•	The Personal Communications segment (“PCS”) designs, manufactures, sells and services wireless handsets with integrated software and accessory products.

•	The Global Telecom Solutions segment (“GTSS”) designs, manufactures, sells, installs, and services wireless infrastructure communication systems, including hardware and software. GTSS provides end-to- end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

switching, application platforms and third-party switching for CDMA 2000, GSM, iDEN® and UMTS technologies.

•	The Commercial, Government and Industrial Solutions segment (“CGISS”) designs, manufactures, sells, installs, and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, courier, transportation and other worldwide markets. The segment continues to invest in the market for broadband data, including infrastructure, devices, service and applications. In addition, the segment participates in the expanding market for integrated information management, mobile and biometric applications and services.

•	The Integrated Electronic Systems segment (“IESS”) designs, manufactures and sells: (i) automotive and industrial electronics systems, (ii) telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles, (iii) portable energy storage products and systems, and (iv) embedded computing systems.

•	The Broadband Communications segment (“BCS”) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems, as well as Internet Protocol-based telephony products, (iii) access network technology, including hybrid fiber coaxial network transmission systems and fiber-to-the-premise transmission systems, used by cable television operators, (iv) digital satellite television systems; (v) direct-to-home satellite networks and private networks for business communications, and (vi) high-speed data, video and voice broadband systems over existing phone lines.

•	Other is comprised of the Other Products segment and general corporate items. The Other Products segment includes: (i) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (ii) Motorola Credit Corporation, the Company’s wholly-owned finance subsidiary.
      Segment operating results are measured based on operating earnings (loss) adjusted, if necessary, for certain segment-specific items and corporate allocations. Intersegment and intergeographic sales are accounted for on an arm’s-length pricing basis. Intersegment sales included in adjustments and eliminations were $963 million, $816 million and $874 million for the years ended December 31, 2004, 2003 and 2002, respectively. These sales were primarily from the Integrated Electronic Systems segment to the Personal Communications segment. Intersegment sales from the Integrated Electronic Systems segment were $507 million, $409 million and $424 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Net sales by geographic region are measured by the location of the revenue-producing operations.
      Domestic export sales to third parties were $2.7 billion, $1.9 billion and $1.3 billion for the years ended December 31, 2004, 2003 and 2002, respectively. Domestic export sales to affiliates and subsidiaries, which are eliminated in consolidation, were $1.8 billion, $1.8 billion and $1.3 billion for the years ended December 31, 2004, 2003 and 2002, respectively.
      Identifiable assets (excluding intersegment receivables) are the Company’s assets that are identified with classes of similar products or operations in each geographic region.
      For the years ended December 31, 2004, 2003 and 2002, approximately 10%, 12% and 11%, respectively, of net sales were to Nextel Communications, Inc. and its affiliates.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

Segment information

	Net Sales			Operating Earnings (Loss)

Years Ended December 31	2004	2003	2002	2004	2003	2002

Personal Communications Segment	$16,823	$10,978	$11,174	$1,708	$479	$503
Global Telecom Solutions Segment	5,457	4,417	4,611	759	247	(621)
Commercial, Government and Industrial Solutions Segment	4,588	4,131	3,749	753	562	313
Integrated Electronic Systems Segment	2,696	2,265	2,189	142	161	52
Broadband Communications Segment	2,335	1,857	2,143	116	(38)	(216)
Other Products Segment	387	323	430	(229)	(44)	(214)
Adjustments and Eliminations	(963)	(816)	(874)	47	3	13

	$31,323	$23,155	$23,422	3,296	1,370	(170)

General Corporate				(164)	(97)	(273)

Operating earnings (loss)				3,132	1,273	(443)
Total other income (expense)				120	103	(1,628)

Earnings (loss) from continuing operations before income taxes				$3,252	$1,376	$(2,071)

      General Corporate Operating Earnings (Loss) consists of expenses which are not identifiable with segment activity. Such items primarily consist of legal expenses, restructuring costs related to corporate employees and facilities, Iridium-related costs (recoveries), and corporate costs that were not allocated to Freescale Semiconductor in accordance with the discontinued operations presentation.

	Assets			Capital Expenditures			Depreciation Expense

Years Ended December 31	2004	2003	2002	2004	2003	2002	2004	2003	2002

Personal Communications Segment	$5,292	$3,783	$3,733	$91	$74	$101	$128	$159	$203
Global Telecom Solutions Segment	2,616	2,746	3,630	91	67	84	129	155	218
Commercial, Government and Industrial Solutions Segment	2,215	1,938	1,961	149	76	83	90	96	115
Integrated Electronic Systems Segment	1,368	1,102	1,032	99	44	55	77	74	75
Broadband Communications Segment	2,314	2,354	2,480	27	23	20	59	66	77
Other Products Segment	391	611	444	—	—	—	11	9	21
Adjustments and Eliminations	(66)	(124)	(138)	—	—	—	2	—	—

	14,130	12,410	13,142	457	284	343	496	559	709
General Corporate	16,759	14,392	11,902	37	60	44	65	104	194
Discontinued Operations	—	5,244	6,189

	$30,889	$32,046	$31,233	$494	$344	$387	$561	$663	$903

      General corporate assets include primarily cash and cash equivalents, marketable securities, property, plant and equipment, cost-based investments, deferred income taxes and the administrative headquarters of the Company.
Geographic area information

							Property, Plant, and
	Net Sales*			Assets**			Equipment

Years Ended December 31	2004	2003	2002	2004	2003	2002	2004	2003	2002

United States	$18,693	$15,570	$14,400	$19,580	$19,190	$18,910	$1,304	$1,406	$1,599
China	4,639	3,679	4,431	3,565	2,450	2,654	218	242	294
Germany	2,824	1,796	1,591	975	581	441	141	137	140
Other nations	16,915	10,217	9,869	11,480	8,734	6,913	699	707	852
Adjustments and Eliminations	(11,748)	(8,107)	(6,869)	(4,711)	(4,153)	(3,874)	(30)	(19)	(22)

	$31,323	$23,155	$23,422	$30,889	$26,802	$25,044	$2,332	$2,473	$2,863

*	As measured by the location of the revenue-producing operations.

**	Excludes assets from discontinued operations of $5.2 billion and $6.2 billion, at December 31, 2003 and 2002, respectively.

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
12. Reorganization of Businesses
       The Company records provisions for employee separation and exit costs when they are probable and estimable. The Company maintains a formal Involuntary Severance Plan (Severance Plan) which permits Motorola to offer to eligible employees severance benefits based on years of service in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and therefore, such benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (SFAS 112). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the Reorganization of Business income statement line item when it is determined they are no longer required.
For the Year Ended December 31, 2004
      For the year ended December 31, 2004, the Company recorded net reversals of $12 million for reserves no longer needed, including $3 million of charges in Costs of Sales and $15 million of reversals under Reorganization of Businesses in the Company’s consolidated statements of operations.
      Included in the aggregate $12 million of net reversals are $59 million of charges for employee separation costs, $66 million of reversals for employee separation and exit cost reserves no longer needed, and income of $5 million related to fixed asset adjustments. The additional charges of $59 million are a result of the Company’s commitment to productivity improvement plans aimed at improving the Company’s ability to meet customer demands and reduce operating costs. The productivity plans are designed to adjust the Company’s workforce to align it with the Company’s focus on seamless mobility and to eliminate positions in its corporate functions in connection with the complete separation of the Company’s former semiconductor operations into an entirely independent company, Freescale Semiconductor. Businesses impacted by these plans include the Commercial, Government and Industrial Solutions segment, the Integrated Electronic Systems segment and the Broadband Communications segment, as well as various corporate functions.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

Reorganization of Businesses Charges—by Segment
      The following table displays the net charges (reversals) for employee separation and exit cost reserve by segment for the year ended December 31, 2004:

Year Ended
December 31,
Segment	2004

Personal Communications	$(27)
Global Telecom Solutions	(7)
Commercial, Government and Industrial Solutions	6
Integrated Electronic Systems	10
Broadband Communications	(4)
Other Products	—

(22)
General Corporate	15

$(7)

Reorganization of Businesses Accruals
      The following table displays a rollforward of the accruals established for exit costs and employee separation costs from January 1, 2004 to December 31, 2004:

	Accruals at	2004		2004	Accruals at
	January 1,	Additional	2004(1)	Amount	December 31,
	2004	Charges	Adjustments	Used	2004

Exit costs—lease terminations	$143	$—	$(21)	$(38)	$84
Employee separation costs	116	59	(34)	(95)	46

	$259	$59	$(55)	$(133)	$130

(1)	Includes translation adjustments.
Exit Costs—Lease Terminations
      At January 1, 2004, the Company had an accrual of $143 million for exit costs attributable to lease terminations. The 2004 adjustments of $21 million represent reversals of $32 million for accruals no longer needed, partially offset by an $11 million translation adjustment. The $38 million used in 2004 reflects cash payments. The remaining accrual of $84 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheets, represents future cash payments for lease termination obligations.
Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees, of which 1,000 were direct and 1,100 were indirect. Direct employees are primarily non-supervisory production employees and indirect employees are primarily non-production employees and production managers. The 2004 additional charges of $59 million represent additional costs for approximately an additional 900 employees. The adjustments of $34 million represent reversals of accruals no longer needed.
      During 2004, approximately 2,500 employees, of which 1,000 were direct and 1,500 were indirect employees, were separated from the Company. The $95 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $46 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheets, is expected to be paid to approximately 500 separated employees.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

For the Year Ended December 31, 2003
      For the year ended December 31, 2003, the Company recorded net reorganization of businesses charges of $39 million, including $16 million in Costs of Sales and $23 million under Reorganization of Businesses in the Company’s consolidated statements of operations.
      Included in the aggregate $39 million net charge are $212 million of charges and $173 million of reversals of accruals no longer needed. The charges primarily consisted of: (i) $85 million in the Personal Communications segment, primarily related to the exit of certain manufacturing activities in Flensburg, Germany and the closure of an engineering center in Boynton Beach, Florida, (ii) $50 million in the Commercial, Government and Industrial Solutions segment for segment-wide employee separation costs, and (iii) $39 million in General Corporate, primarily for the impairment of assets classified as held-for-sale and employee separation costs. The $212 million of charges were partially offset by reversals of previous accruals of $173 million, consisting of: (i) $125 million relating to unused accruals of previously-expected employee separation costs across all segments, (ii) $28 million, primarily for assets that the Company intended to use that were previously classified as held-for-sale, and (iii) $20 million for exit cost accruals no longer required across all segments.
Reorganization of Businesses Charges—by Segment
      The following table displays the net charges incurred by segment for the year ended December 31, 2003:

	Exit	Employee	Asset
Segment	Costs	Separations	Writedowns	Total

Personal Communications	$6	$43	$2	$51
Global Telecom Solutions	(3)	(30)	(6)	(39)
Commercial, Government and Industrial Solutions	(3)	35	—	32
Integrated Electronic Systems	(1)	—	—	(1)
Broadband Communications	1	(4)	(4)	(7)
Other Products	(3)	7	—	4

	(3)	51	(8)	40
General Corporate	(6)	(13)	18	(1)

	$(9)	$38	$10	$39

Reorganization of Businesses Accruals
      The following table displays a rollforward of the accruals established for exit costs and employee separation costs from January 1, 2003 to December 31, 2003:

	Accruals at	2003		2003	Accruals at
	January 1,	Additional	2003(1)	Amount	December 31,
	2003	Charges	Adjustments	Used	2003

Exit costs—lease terminations	$209	$11	$(20)	$(57)	$143
Employee separation costs	336	163	(125)	(258)	116

	$545	$174	$(145)	$(315)	$259

(1)	Includes translation adjustments
Exit Costs—Lease Terminations
      The 2003 additional charges of $11 million were primarily related to the exit of certain manufacturing activities in Germany by the Personal Communications segment. The adjustments of $20 million represent exit cost accruals across all segments which were no longer needed. The 2003 amount used of $57 million reflects cash payments of $52 million and non-cash utilization of $5 million. The remaining accrual of $143 million, is included in Accrued Liabilities in the Company’s consolidated balance sheets. From this remaining accrual, in 2004, the Company paid out $38 million and reversed $32 million. The remaining accrual represents future cash payments, primarily for lease termination obligations.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

Employee Separation Costs
      At January 1, 2003, the Company had an accrual of $336 million for employee separation costs, representing the severance costs for approximately 5,700 employees, of which 2,000 were direct employees and 3,700 were indirect employees. The additional charges of $163 million represented the severance costs for approximately 3,200 employees, of which 1,200 were direct employees and 2,000 were indirect employees. The accrual was for various levels of employees. The adjustments of $125 million represent the severance costs for approximately 1,600 employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.
      During 2003, approximately 5,200 employees, of which 2,000 were direct employees and 3,200 were indirect employees, were separated from the Company. The 2003 amount used of $258 million reflects $254 million of cash payments to these separated employees and $4 million of non-cash utilization. The remaining accrual of $116 million is included in Accrued Liabilities in the Company’s consolidated balance sheets. From the remaining accrual, in 2004, the Company paid out $69, reversed $33 million and expects $14 million of future cash payments to be paid out to separated employees during the first quarter of 2005.
For the Year Ended December 31, 2002
      For the year ended December 31, 2002, the Company recorded net reorganization of businesses charges of $673 million, including $68 million in Costs of Sales and $605 million, under Reorganization of Businesses in the Company’s consolidated statements of operations.
      Included in the aggregate $673 million charge is $918 million of additional charges and $245 million of reversals of accruals no longer needed. The additional charges of $918 million were comprised of the following: (i) $275 million in the Personal Communications segment, primarily related to the shut-down of an engineering and distribution center in Illinois, (ii) $224 million in the Global Telecom Solutions segment, primarily related to segment-wide employee separation costs and for exit costs relating to a lease cancellation fee, and (iii) $419 million for employee separation, fixed asset impairments and lease cancellation fees across all other segments. The $918 million charge was offset by $245 million of reversals of previous accruals, consisting of: (i) $108 million relating to unused accruals of previously expected employee separation costs across all segments, (ii) $77 million, primarily for exit cost accruals no longer required across all segments, and (iii) $60 million primarily for assets that the Company intended to use that were previously classified as held-for-sale.
Reorganization of Businesses Charges—by Segment
      The following table displays the net charges incurred by segment for the year ended December 31, 2002:

	Exit	Employee	Asset
Segment	Costs	Separations	Writedowns	Total

Personal Communications	$(5)	$70	$119	$184
Global Telecom Solutions	56	128	25	209
Commercial, Government and Industrial Solutions	(16)	58	3	45
Broadband Communications	4	37	9	50
Integrated Electronic Systems	24	20	23	67
Other Products	(8)	19	7	18

	55	332	186	573
General Corporate	24	27	49	100

	$79	$359	$235	$673

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

Reorganization of Businesses Accruals
      The following table displays a rollforward of the accruals established for exit costs and employee separation costs from January 1, 2002 to December 31, 2002:

	Accruals at	2002		2002	Accruals at
	January 1,	Additional	2002(1)	Amount	December 31,
	2002	Charges	Adjustments	Used	2002

Exit costs—lease terminations	$294	$156	$(77)	$(164)	$209
Employee separation costs	358	467	(108)	(381)	336

	$652	$623	$(185)	$(545)	$545

(1)	Includes translation adjustments.
Exit Costs—Lease Terminations
      The 2002 additional charges of $156 million were related to lease cancellation fees, primarily in Global Telecom Solutions segment. The adjustments of $77 million represented exit costs accruals across all segments which were no longer needed. The 2002 amount used of $164 million reflects cash payments of $161 million and non-cash utilization of $3 million. In 2003 and 2004, the Company utilized $87 million of the $209 million remaining accrual and reversed $51 million. The remaining accrual represents future cash payments, primarily for lease termination obligations.
Employee Separation Costs
      At January 1, 2002, the Company had an accrual of $358 million for employee separation costs, representing the severance costs for approximately 6,500 employees, of which 3,200 were direct employees and 3,300 were indirect employees. The 2002 additional charges of $467 million represented the severance costs for approximately 8,900 employees, of which 2,600 were direct employees and 6,300 were indirect employees. The accrual was for various levels of employees. The reversals into income of $108 million represent the severance costs for approximately 900 employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.
      During 2002, approximately 8,800 employees, of which 3,200 were direct employees and 5,600 were indirect employees, were separated from the Company. The 2002 amount used of $381 million reflects $368 million of cash payments to these separated employees and $13 million of non-cash utilization. In 2003 and 2004, the Company utilized $214 million of the $336 million remaining accrual and reversed $122 million.
13. Acquisitions and Related Intangibles
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

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      The following is a summary of significant acquisitions in 2004, 2003 and 2002:

				In-Process
				Research and
	Quarter			Development
	Acquired	Consideration	Form of Consideration	Charge

2004 Acquisitions
MeshNetworks, Inc.	Q4	$169	Cash	$16
Force Computers	Q3	$121	Cash	$2
Quantum Bridge Communications, Inc.	Q2	$68	Cash	$15
2003 Acquisitions
Winphoria Networks, Inc.	Q2	$179	Cash	$32
2002 Acquisitions
Synchronous, Inc.	Q1	$270	Common stock (16.2 million shares) Assumed Stock Options	$11

      The following table summarizes net tangible and intangible assets acquired and the consideration provided for the acquisitions identified above:

	2004	2003	2002
Years Ended December 31

Tangible net assets	$77	$—	$4
Goodwill	178	93	194
Other intangibles	70	54	61
In-process research and development	33	32	11

	$358	$179	$270

Consideration:
Cash	$358	$179	$—
Stock	—	—	270

	$358	$179	$270

MeshNetworks
      In November 2004, the Company acquired MeshNetworks, Inc. (“MeshNetworks”), a developer of mobile mesh networking and position location technologies that allow customers to deploy high-performance, Internet Protocol-based wireless broadband networks, for $169 million in cash.
      The Company recorded approximately $119 million in goodwill, none of which is expected to be deductible for tax purposes, a $16 million charge for acquired in-process research and development, and $20 million in other intangibles. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, a total of three projects were in process. The average risk adjusted rate used to value these projects was 45%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company’s consolidated balance sheets. The intangible assets will be amortized over a period of 5 years on a straight-line basis.
      The results of operations of MeshNetworks have been included in the Commercial, Government and Industrial Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

Force Computers
      In August 2004, the Company acquired Force Computers, (“Force”), a worldwide designer and supplier of open, standards-based and custom embedded computing solutions, for $121 million in cash.
      The Company recorded approximately $59 million in goodwill, none of which is expected to be deductible for tax purposes, a $2 million charge for acquired in-process research and development, and $35 million in other intangibles. The in-process research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company’s consolidated balance sheets. The intangible assets will be amortized over a period of 5 years on a straight-line basis.
      The results of operations of Force have been included in the Integrated Electronic Systems segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.
Quantum Bridge
      In May 2004, the Company acquired Quantum Bridge Communications, Inc. (“Quantum Bridge”), a leading provider of fiber-to-the-premises solutions, for $55 million in cash. Terms of the acquisition include contingent purchase price payments, to be made by Motorola to the sellers, not to exceed $143 million. The payments are contingent upon certain milestones being met, primarily related to future revenue targets extending through 2007. In October 2004, the Company paid an additional $13 million as a result of certain of the milestones being met. This payment, along with any future contingent payments, will be included as part of the purchase price if and when the milestones are met.
      The Company recorded a $15 million charge for acquired in-process research and development costs and $15 million in other intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s consolidated statements of operations. Goodwill and other intangible assets are included in Other Assets in the Company’s consolidated balance sheets. The intangible assets will be amortized over periods ranging from 4 to 14 years on a straight-line basis.
      The results of operations of Quantum Bridge have been included in the Broadband Communications segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.
Winphoria Networks
      In May 2003, the Company acquired Winphoria Networks, Inc. (“Winphoria”), a core infrastructure provider of next-generation, packet-based mobile switching centers for wireless networks, for approximately $179 million in cash.
      The Company recorded approximately $93 million in goodwill, none of which is expected to be deductible for tax purposes, a $32 million charge for acquired in-process research and development, and $54 million in other intangibles. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, a total of eight projects were in process. The average risk adjusted rate used to value these projects ranged from 25% to 28%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company’s consolidated balance sheets. The intangible assets will be amortized over periods ranging from 3 to 5 years on a straight-line basis.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

      The results of operations of Winphoria have been included in the Global Telecom Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.
Synchronous
      In January 2002, the Broadband Communications segment acquired Synchronous, Inc. (“Synchronous”), a leading provider of fiber optic systems for video, data and voice transmission. Approximately 16.2 million shares of the Company’s common stock were exchanged for Synchronous’ outstanding shares. The total purchase price was $270 million, which includes transaction costs.
      The acquisition was accounted for using the purchase method of accounting. The Company recorded $194 million in goodwill, an $11 million charge for acquired in-process research and development and $60 million in other intangibles. At the date of acquisition, a total of four projects were in process. The average risk adjusted rate used to value these projects was 40%. The acquired in-process research and development is included in Other Charges in the Company’s consolidated statements of operations for the year ended December 31, 2002. Goodwill and other intangible assets are included in Other Assets in the Company’s consolidated balance sheets. Other intangibles are being amortized over periods ranging from 7 to 10 years on a straight-line basis.
Intangible Assets
      Amortized intangible assets, excluding goodwill were comprised of the following:

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Intangible assets:
Licensed technology	$112	$102	$102	$101
Completed technology	395	242	359	203
Other intangibles	72	23	27	11

	$579	$367	$488	$315

      Amortization expense on intangible assets was $52 million, $101 million and $66 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future amortization expense is estimated to be as follows: 2005—$57 million; 2006—$52 million; 2007—$45 million; 2008—$31 million; and 2009—$22 million.
      The following tables display a rollforward of the carrying amount of goodwill from January 1, 2003 to December 31, 2004, by business segment:

	January 1,			December 31,
Segment	2004	Acquired	Adjustments	2004

Personal Communications	$17	$—	$—	$17
Global Telecom Solutions	97	—	—	97
Commercial, Government and Industrial Solutions	123	134	—	257
Integrated Electronic Systems	71	59	—	130
Broadband Communications	782	—	—	782
Other Products	125	—	(125)	—

	$1,215	$193	$(125)	$1,283

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

	January 1,			December 31,
Segment	2003	Acquired	Adjustments	2003

Personal Communications	$23	$—	$(6)	$17
Global Telecom Solutions	4	93	—	97
Commercial, Government and Industrial Solutions	123	—	—	123
Integrated Electronic Systems	63	8	—	71
Broadband Communications	836	24	(78)	782
Other Products	125	—	—	125

	$1,174	$125	$(84)	$1,215

      The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value (FV) of the reporting unit is compared to its book value. If the FV of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Fair value is determined with the help of independent appraisal firms using a combination of present value techniques and quoted market prices of comparable businesses. For the year ended December 31, 2004 the Company determined that goodwill related to a sensor group within the Other Products segment was impaired by a total of $125 million. For the year ended December 31, 2003 the Company determined that goodwill at the infrastructure reporting unit of the Broadband Communications segment was impaired by $73 million. No impairment charges were required for the year ended December 31, 2002.
14. Valuation and Qualifying Accounts
       The following table presents the valuation and qualifying account activity for the years ended December 31, 2004, 2003 and 2002:

	Balance at	Charged to			Balance at
	January 1	Expense	Used	Adjustments(1)	December 31

2004
Reorganization of Businesses	$259	$59	$(133)	$(55)	$130
Allowance for Doubtful Accounts	224	47	(28)	(61)	182
Allowance for Losses on Finance Receivables	2,095	2	(69)	(62)	1,966
Warranty Reserves	359	648	(387)	(120)	500
Customer Reserves	584	2,594	(2,036)	(318)	824
2003
Reorganization of Businesses	545	174	(315)	(145)	259
Allowance for Doubtful Accounts	234	51	(23)	(38)	224
Allowance for Losses on Finance Receivables	2,251	33	(160)	(29)	2,095
Warranty Reserves	309	319	(178)	(91)	359
Customer Reserves	539	844	(731)	(68)	584
2002
Reorganization of Businesses	652	623	(545)	(185)	545
Allowance for Doubtful Accounts	214	82	(34)	(28)	234
Allowance for Losses on Finance Receivables	1,647	642	(38)	—	2,251
Warranty Reserves	306	311	(289)	(19)	309
Customer Reserves	400	737	(475)	(123)	539

(1)	Includes translation adjustments.

NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

MOTOROLA INC. AND SUBSIDIARIES
(Dollars in millions, except as noted)

15. Quarterly and Other Financial Data (unaudited)

	2004				2003

	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Operating Results
Net sales	$7,441	$7,541	$7,499	$8,842	$5,119	$5,219	$5,882	$6,935
Gross margin	2,366	2,603	2,573	2,955	1,698	1,715	1,952	2,202
Operating earnings	685	785	644	1,018	237	260	308	468
Earnings from continuing operations	466	619	426	680	236	132	119	441
Net earnings (loss)	609	(203)	479	647	169	119	116	489

Per Share Data (in dollars)
Basic earnings per common share from continuing operations	$0.20	$0.26	$0.18	$0.28	$0.10	$0.06	$0.05	$0.19
Diluted earnings per common share from continuing operations	0.19	0.25	0.18	0.28	0.10	0.06	0.05	0.18
Basic earnings (loss) per common share	0.26	(0.09)	0.20	0.27	0.07	0.05	0.05	0.21
Diluted earnings (loss) per common share	0.25	(0.08)	0.20	0.26	0.07	0.05	0.05	0.20
Dividends declared	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Dividends paid	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Stock prices (1)
High	18.90	20.89	18.77	20.03	10.08	9.90	12.70	14.40
Low	14.19	16.18	13.83	16.20	7.71	7.76	8.68	11.81

(1)	The common stock price information above is based on historical New York Stock Exchange market prices and has not been adjusted to reflect the spin-off of Freescale Semiconductor, on December 2, 2004, in which holders of Motorola common stock at the close of business on November 26, 2004 received a dividend of .110415 shares of Freescale Semiconductor Class B common stock.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
       None.
Item 9A: Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
      Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting.
      Motorola’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2004. KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included herein.
Changes in Internal Control Over Financial Reporting.
      There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures, that Motorola, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Motorola, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Motorola, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.
Chicago, Illinois
March 4, 2005

Item 9B: Other Information
       The Compensation and Leadership Committee of the Motorola Board of Directors on February 28, 2005 approved amendments (“Amendments”) effective June 30, 2005 to Motorola’s Elected Officers Supplementary Retirement Plan (“EOSRP Plan”) for certain elected officers. Since January 1, 2000, no additional officers are eligible for participation in the EOSRP Plan. Elected officers, including Christopher B. Galvin, former Chairman of the Board and Chief Executive Officer and Adrian R. Nemcek, Executive Vice President, who, prior to January 1, 2000, were designated for participation by the Committee administering the EOSRP Plan, participate in the EOSRP Plan. Messrs. Edward J. Zander, Chairman and Chief Executive Officer; Mike S. Zafirovski, former President and Chief Operating Officer; David W. Devonshire, Executive Vice President and Chief Financial Officer and Gregory Q. Brown, Executive Vice President, do not participate in the EOSRP Plan.
      The EOSRP Plan is filed as Exhibit 10.33 to this report. Below is a summary of the Amendments to the EOSRP Plan, which is qualified in its entirety by reference to the full text of the EOSRP Plan.
      The Amendments: (1) cap the salary of any officer participating on June 30, 2005 at his annual salary rate at that date, for purposes of (a) the EOSRP Plan’s salary-based maximum limit on a participant’s benefit thereunder and (b) the salary-based portion of the EOSRP Plan’s “normal formula” benefit; and (2) incorporate into Appendix A to the EOSRP Plan the actuarial factors and assumptions used for determining actuarial equivalence under the EOSRP Plan.

PART III
Item 10: Directors and Executive Officers of the Registrant
       The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” of Motorola’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2005 (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “Committees of the Board of Directors—Audit and Legal Committee” and “Report of Audit and Legal Committee” of Motorola’s Proxy Statement.
      The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of Motorola’s Proxy Statement.
      The response to this Item also incorporates by reference the information under the caption “Other Matters—Procedures for Recommending Director Candidates to the Governance and Nominating Committee” of Motorola’s Proxy Statement.
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
Item 11: Executive Compensation
       The response to this Item incorporates by reference the information under the caption “Director Compensation and Related Transactions” of Motorola’s Proxy Statement and under the captions “Summary Compensation Table,” “Stock Option Grants in 2004,” “Aggregated Option Exercises in 2004 and 2004 Year-End Option Values,” “Long-Term Incentive Plans—MRIP Cycle 2004-2005,” “Retirement Plans,” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” of Motorola’s Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management
       The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Ownership of Securities” of Motorola’s Proxy Statement.
Item 13: Certain Relationships and Related Transactions
       The response to this Item incorporates by reference the relevant information under the caption “Director Compensation and Related Transactions” of Motorola’s Proxy Statement.
Item 14: Principal Accounting Fees and Services
       The response to this Item incorporates by reference the information under the caption “Other Matters—Independent Registered Public Accounting Firm” and “Other Matters—Audit and Legal Committee Pre-Approval Policies” of Motorola’s Proxy Statement.

PART IV
Item 15: Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
      See Part II, Item 8 hereof.
      2. Financial Statement Schedule and Independent Auditors’ Report

All schedules omitted are inapplicable or the information required is shown in the Consolidated Financial Statements or notes thereto.
      3. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Following is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this form by Item 15(b) hereof:

Motorola Omnibus Incentive Plan of 2003
Motorola Omnibus Incentive Plan of 2002
Motorola Omnibus Incentive Plan of 2000
Motorola Compensation/ Acquisition Plan of 2000
Motorola Amended and Restated Incentive Plan of 1998
Share Option Plan of 1996
Share Option Plan of 1991
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options
Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options
Form of Motorola, Inc. Restricted Stock Agreement
Form of Motorola, Inc. Restricted Stock Unit Agreement (Cliff Vesting)
Form of Motorola, Inc. Restricted Stock Unit Agreement (Periodic Vesting)
Form of Motorola, Inc. Restricted Stock Unit Award (Tax-Deferred-Periodic Vesting)
Form of Motorola, Inc. Restricted Stock Unit Award (Tax-Deferred-Cliff Vesting)
Forms of Motorola, Inc. Award Document— Terms and Conditions Related to Employee Non-Qualified Stock Options for Edward J. Zander
Form of Motorola, Inc. Restricted Stock Award Agreement for Edward J. Zander
Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander
Form of Motorola Stock Option Consideration Agreement
Motorola Non-Employee Directors Stock Plan
Form of Deferred Stock Units Agreement
2004 Motorola Incentive Plan
Motorola 2005 Incentive Plan
Motorola Mid-Range Incentive Plan (MRIP) of 2003, as amended
Motorola Elected Officers Supplementary Retirement Plan
Motorola Management Deferred Compensation Plan
Motorola, Inc. Senior Officer Change in Control Severance Plan
Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005
Arrangement for directors’ fees and retirement plan for non-employee directors
Insurance covering non-employee directors and their spouses
Retirement Agreement between Motorola, Inc. and Christopher B. Galvin dated September 19, 2003
Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003
Separation and Release Agreement dated February 15, 2005 between Mike Zafirovski and Motorola, Inc.
Description of Compensation Arrangements for 2005 Applicable to Named Executive Officers for 2004
(b) Exhibits:
      See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Motorola, Inc.:
      We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-51847, 333-65941, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612, 333-60976, 333-87724, 333-87728, 333-87730, 333-104259 and 333-105107) and on Form S-3 (Nos. 333-75940, 333-76637 and 333-36320) of Motorola, Inc. of our reports dated March 4, 2005 with respect to the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appear in the December 31, 2004 annual report on Form 10-K of Motorola, Inc.
Chicago, Illinois
March 4, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Edward J. Zander

Edward J. Zander
Chairman of the Board and
Chief Executive Officer
March 4, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Zander Edward J. Zander	Chairman of the Board and Chief Executive Office (Principal Executive Officer)	March 4, 2005

/s/ David W. Devonshire David W. Devonshire	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2005

/s/ Steven J. Strobel Steven J. Strobel	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 4, 2005

/s/ H. Laurance Fuller H. Laurance Fuller	Director	March 4, 2005

/s/ Judy C. Lewent Judy C. Lewent	Director	March 4, 2005

/s/ Dr. Walter E. Massey Dr. Walter E. Massey	Director	March 4, 2005

/s/ Thomas J. Meredith Thomas J. Meredith	Director	March 4, 2005

/s/ Nicholas Negroponte Nicholas Negroponte	Director	March 4, 2005

/s/ Indra K. Nooyi Indra K. Nooyi	Director	March 4, 2005

/s/ John E. Pepper, Jr. John E. Pepper, Jr.	Director	March 4, 2005

/s/ Samuel C. Scott III Samuel C. Scott III	Director	March 4, 2005

Signature	Title	Date

/s/ Ron Sommer Ron Sommer	Director	March 4, 2005

/s/ James R. Stengel James R. Stengel	Director	March 4, 2005

/s/ Douglas A. Warner III Douglas A. Warner III	Director	March 4, 2005

/s/ Dr. John A. White Dr. John A. White	Director	March 4, 2005

/s/ Mike S. Zafirovski Mike S. Zafirovski	Director	March 4, 2005

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation of Motorola, Inc., as amended through May 3, 2000 (incorporated by reference to Exhibit 3(i)(b) to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000) (File No. 1-7221)).

3.2		Certificate of Designations, Preferences and Rights of Junior Participating Preferred Stock, Series B (incorporated by reference to Exhibit 3.3 to Motorola’s Registration Statement on Form S-3 dated January 20, 1999 (Registration No. 333-70827)).

3.3		Motorola, Inc. Amended and Restated Bylaws as of February 15, 2005 (incorporated by reference to Exhibit 3(ii) to Motorola’s Report on Form 8-K filed February 18, 2005 (File No. 1-7221)).

4.1		Amended and Restated Rights Agreement effective as of February 5, 2004 between Motorola, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.1 to Amendment No. 3 to Motorola’s Registration Statement on Form 8-A/ A dated February 5, 2004 (File No. 1-7221)).

4	.2(a)	Senior Indenture, dated as of May 1, 1995, between Harris Trust and Savings Bank and Motorola, Inc. (incorporated by reference to Exhibit 4(d) of the Registrant’s Registration Statement on Form S-3 dated September 25, 1995 (Registration No. 33-62911)).

4	.2(b)	Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.2(b) to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).
Certain instruments defining the rights of holders of long-term debt of Motorola and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph(4)(iii)(A) of Item 601 of Regulation S-K. Motorola agrees to furnish a copy of any such instrument to the Commission upon request.

10.1		Master Separation and Distribution Agreement between Motorola, Inc. and Freescale Semiconductor, Inc. entered into as of April 4, 2004. (incorporated by reference to Exhibit 10(a) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.2		Tax Sharing Agreement dated as of April 4, 2004 by and among Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(b)(i) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.3		Amendment No. 1 to the Tax Sharing Agreement between Motorola, Inc. and Freescale Semiconductor, Inc. entered into as of June 18, 2004. (incorporated by reference to Exhibit 10(b)(ii) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.4		Employee Matters Agreement (as Amended and Restated entered into as of June 18, 2004) between Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(c) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.5		Intellectual Property Assignment Agreement entered into as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(d) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.6		Intellectual Property License Agreement entered into as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(e) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

Exhibit No.		Exhibit

10.7		Transition Services Agreement entered into on April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(f) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.8		Semiconductor Purchase Agreement effective as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(g) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.9		Motorola Omnibus Incentive Plan of 2003, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.1 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.10		Motorola Omnibus Incentive Plan of 2002, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.11		Motorola Omnibus Incentive Plan of 2000, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.3 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.12		Motorola Compensation/ Acquisition Plan of 2000, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.4 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.13		Motorola Amended and Restated Incentive Plan of 1998, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.5 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.14		Share Option Plan of 1996, as amended through May 7, 1997 (incorporated by reference to Exhibit 10.6 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

10.15		Share Option Plan of 1991, as amended through August 7, 1995 (incorporated by reference to Exhibit 10.4 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

10.16		Resolutions Amending Sections 7 and 9(b) of the Share Option Plan of 1991, effective August 15, 1996 (incorporated by reference to Exhibit 10.5 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

10.17		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).

*10	.18	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through February 14, 2005.

10.19		Form of Motorola, Inc. Restricted Stock Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through July 29, 2004 (incorporated by reference to Exhibit 10.11 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

Exhibit No.		Exhibit

10.20		Form of Motorola, Inc. Restricted Stock Unit Agreement (Cliff Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through July 29, 2004 (incorporated by reference to Exhibit 10.12 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.21		Form of Motorola, Inc. Restricted Stock Unit Agreement (Periodic Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000 (incorporated by reference to Exhibit 10.34 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.22		Form of Motorola, Inc. Restricted Stock Unit Award (Tax Deferred-Periodic Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000 as amended through July 29, 2004 (incorporated by reference to Exhibit 10.13 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.23		Form of Motorola, Inc. Restricted Stock Unit Award (Tax Deferred-Cliff Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through July 29, 2004 (incorporated by reference to Exhibit 10.14 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10	.24(a)	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003, for grant on February 14, 2005 (incorporated by reference to Exhibit 10.1 to Motorola’s Report on Form 8-K filed on February 18, 2005 (File No. 1-7221)).

*10	.24(b)	Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998, as amended February 14, 2005.

10.25		Form of Motorola, Inc. Restricted Stock Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003 (incorporated by reference to Exhibit 10.32 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.26		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003 (incorporated by reference to Exhibit 10.33 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.27		Form of Motorola Stock Option Consideration Agreement (incorporated by reference to Exhibit 10.2 to Motorola’s Report on Form 8-K filed on February 18, 2005 (File No. 1-7221)).

10.28		Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.29		Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the Motorola Non-Employee Directors Stock Plan and the Motorola Omnibus Incentive Plan of 2003 (incorporated by reference to Exhibit 10.35 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.30		2004 Motorola Incentive Plan (incorporated by reference to Exhibit 10.17 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

Exhibit No.		Exhibit

10.31		Motorola 2005 Incentive Plan (incorporated by reference to Exhibit 10.3 to Motorola’s Report on Form 8-K filed on February 18, 2005 (File No. 1-7221).

*10	.32	Motorola Mid-Range Incentive Plan (MRIP) of 2003, as amended through February 14, 2005.

*10	.33	Motorola Elected Officers Supplementary Retirement Plan amended effective as of June 30, 2005, as amended through February 28, 2005.

10.34		Motorola Management Deferred Compensation Plan, as amended through November 5, 2002 (incorporated by reference to Exhibit 10.16 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

10.35		Motorola, Inc. Senior Officer Change in Control Severance Plan, adopted May 9, 2001 (incorporated by reference to Exhibit 10.21 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-7221)).

*10	.36	Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005.

10.37		Arrangement for directors’ fees and retirement plan for non-employee directors (description incorporated by reference from the information under the caption “Director Compensation and Related Transactions” of Motorola’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2005 (“Motorola Proxy Statement”)).

*10	.38	Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Compensation and Related Transactions” of the Motorola Proxy Statement.

10.39		Retirement Agreement between Motorola, Inc. and Christopher B. Galvin dated September 19, 2003 (incorporated by reference to Exhibit 10.1 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 1-7221)).

10.40		Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003. incorporated by reference to Exhibit 10.27 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-7221)).

10.41		Separation and Release Agreement dated February 15, 2005 between Mike Zafirovski and Motorola, Inc. ((incorporated by reference to Exhibit 10.4 to Motorola’s Report on Form 8-K filed on February 18, 2005 (File No. 1-7221).

*10	.42	Description of Compensation Arrangements for 2005 Applicable to Named Executive Officers for 2004.

*12		Statement regarding Computation of Ratio of Earnings to Fixed Charges.

*21		Subsidiaries of Motorola.

23		Consent of Independent Registered Public Accounting Firm, see page 131 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith