Form 10-Q
period 2005-04-02
MOTOROLA INC
filed 2005-05-11
CIK 68505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 2, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-7221

MOTOROLA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-1115800 (I.R.S. Employer Identification No.)
1303 E. Algonquin Road Schaumburg, Illinois (Address of principal executive offices)	60196 (Zip Code)
Registrant’s telephone number, including area code:
(847) 576-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 2, 2005:

Class	Number of Shares

Common Stock; $3 Par Value	2,452,226,214

Part I — Financial Information
Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended

	April 2,	April 3,
	2005	2004

Net sales	$8,161	$7,441
Costs of sales	5,491	5,075

Gross margin	2,670	2,366

Selling, general and administrative expenses	1,001	970
Research and development expenditures	811	725
Other charges (income)	(7)	(14)

Operating earnings	865	685

Other income (expense):
Interest expense, net	(8)	(68)
Gains on sales of investments and businesses, net	239	138
Other	(9)	(21)

Total other income	222	49

Earnings from continuing operations before income taxes	1,087	734
Income tax expense	395	268

Earnings from continuing operations	692	466
Earnings from discontinued operations, net of tax	—	143

Net earnings	$692	$609

Earnings per common share
Basic:
Continuing operations	$0.28	$0.20
Discontinued operations	—	0.06

	$0.28	$0.26

Diluted:
Continuing operations	$0.28	$0.19
Discontinued operations	—	0.06

	$0.28	$0.25

Weighted average common shares outstanding
Basic	2,447.1	2,337.2
Diluted	2,487.1	2,451.0
Dividends per share	$0.04	$0.04
See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	April 2,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Cash and cash equivalents	$3,796	$2,846
Sigma fund	7,349	7,710
Short-term investments	155	152
Accounts receivable, net	4,666	4,525
Inventories, net	2,480	2,546
Deferred income taxes	1,383	1,541
Other current assets	1,857	1,795

Total current assets	21,686	21,115

Property, plant and equipment, net	2,292	2,332
Investments	2,754	3,241
Deferred income taxes	2,370	2,353
Other assets	1,881	1,881

Total assets	$30,983	$30,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$712	$717
Accounts payable	2,952	3,330
Accrued liabilities	6,640	6,559

Total current liabilities	10,304	10,606

Long-term debt	4,577	4,578
Other liabilities	2,324	2,407
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	7,361	7,343
Issued and outstanding shares: April, 2005 — 2,452.2; December, 2004 — 2,447.8
Additional paid-in capital	4,363	4,321
Retained earnings	2,316	1,722
Non-owner changes to equity	(262)	(55)

Total stockholders’ equity	13,778	13,331

Total liabilities and stockholders’ equity	$30,983	$30,922

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In millions, except per share amounts)

		Non-Owner Changes to Equity

		Fair Value
	Common	Adjustment	Foreign
	Stock and	to Available	Currency	Other
	Additional	for Sale	Translation	Items,		Comprehensive
	Paid-In	Securities,	Adjustments,	Net of	Retained	Earnings
	Capital	Net of Tax	Net of Tax	Tax	Earnings	(Loss)

Balances at December 31, 2004	$11,664	$1,417	$(139)	$(1,333)	$1,722
Net earnings					692	$692
Net unrealized losses on securities (net of tax of $147)		(239)				(239)
Foreign currency translation adjustments (net of tax of $0)			(42)			(42)
Issuance of common stock and stock options exercised	60
Net gain on derivative instruments (net of tax of $42)				74		74
Dividends declared ($.04 per share)					(98)

Balances at April 2, 2005	$11,724	$1,178	$(181)	$(1,259)	$2,316	$485

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months
	Ended

	April 2,	April 3,
	2005	2004

Operating
Earnings from continuing operations	$692	$466
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	151	161
Charges for reorganization of businesses and other	1	20
Gains on sales of investments and businesses, net	(239)	(138)
Deferred income taxes	254	162
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(139)	(440)
Inventories	65	138
Other current assets	(62)	(92)
Accounts payable and accrued liabilities	(335)	264
Other assets and liabilities	50	204

Net cash provided by operating activities	438	745

Investing
Acquisitions and investments, net	(65)	(12)
Proceeds from sales of investments and businesses	382	247
Capital expenditures	(103)	(101)
Proceeds from sale of property, plant and equipment	5	17
Proceeds from sale of (purchases of) Sigma fund investments, net	361	(149)
Purchases of short-term investments	(4)	—

Net cash provided by investing activities	576	2

Financing
Repayment of commercial paper and short-term borrowings	(4)	(14)
Repayment of debt	—	(5)
Redemption of TOPrS	—	(500)
Issuance of common stock	58	50
Payment of dividends	(98)	(91)
Distributions from discontinued operations	—	120

Net cash used for financing activities	(44)	(440)

Effect of exchange rate changes on cash and cash equivalents	(20)	(20)

Discontinued Operations
Net cash used by discontinued operations	—	(37)

Net increase in cash and cash equivalents	950	250
Cash and cash equivalents, beginning of period (includes $87 million at December 31, 2004 from discontinued operations)	2,846	1,689

Cash and cash equivalents, end of period (includes $50 million at April 3, 2004 from discontinued operations)	$3,796	$1,939

Cash paid during the period for:
Interest, net	$1	$72
Income taxes, net of refunds	127	92
See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Dollars in millions, except as noted

1.	Basis of Presentation
      The condensed consolidated financial statements as of April 2, 2005 and for the three months ended April 2, 2005 and April 3, 2004, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of April 2, 2005 and for all periods presented.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended April 2, 2005 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2005 presentation.
      The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      On December 2, 2004, Motorola completed the spin-off of its remaining equity interest in Freescale Semiconductor, Inc. The historical results of Freescale Semiconductor, Inc. have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented. As a result, the historical footnote disclosures have been revised to exclude amounts related to Freescale Semiconductor, Inc.
      The following table displays summarized information for discontinued operations for the three months ended April 3, 2004:

Three Months Ended
April 3, 2004

Net sales (including sales to other Motorola businesses of $276 million)	$1,120
Operating earnings	137
Earnings before income taxes	182
Income tax expense	39
Earnings from discontinued operations, net of tax	143

2.	Other Financial Data
Statement of Operations Information

Other Charges (Income)
      Other Charges (Income) included in Operating Earnings consist of the following:

	Three Months Ended

	April 2,	April 3,
	2005	2004

Other Charges (Income):
Reorganization of businesses	$(5)	$(12)
Other	(2)	(2)

	$(7)	$(14)

Other Income (Expense)
      The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company’s condensed consolidated statements of operations:

	Three Months Ended

	April 2,	April 3,
	2005	2004

Interest Expense, net:
Interest expense	$(76)	$(103)
Interest income	68	35

	$(8)	$(68)

Other:
Investment impairments	$(10)	$(7)
TOPrS redemption costs	—	(14)
Other	1	—

	$(9)	$(21)

Earnings Per Common Share
      The following table presents the computation of basic and diluted earnings per common share from both continuing operations and net earnings, which includes discontinued operations:

	Continuing Operations		Net Earnings
	Three Months Ended		Three Months Ended

	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004

Basic earnings per common share:
Earnings	$692	$466	$692	$609
Weighted average common shares outstanding	2,447.1	2,337.2	2,447.1	2,337.2
Per share amount	$.28	$.20	$.28	$.26

Diluted earnings per common share:
Earnings	$692	$466	$692	$609
Add: Interest on equity security units, net	—	13	—	13

Earnings as adjusted	$692	$479	$692	$622

Weighted average common shares outstanding	2,447.1	2,337.2	2,447.1	2,337.2
Add effect of dilutive securities:
Stock options/restricted stock	40.0	43.2	40.0	43.2
Equity security units	—	69.4	—	69.4
Zero coupon notes due 2009	—	1.1	—	1.1
Zero coupon notes due 2013	—	0.1	—	0.1
Diluted weighted average common shares

outstanding	2,487.1	2,451.0	2,487.1	2,451.0

Per share amount	$.28	$.19	$.28	$.25

      In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended April 2, 2005, out-of-the-money stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended April 3, 2004, out-of-the-money stock options were excluded because their inclusion would have been antidilutive.
Balance Sheet Information

Sigma Fund
      The Company and its wholly-owned subsidiaries invest most of their excess cash in the Sigma Reserve Fund LLC (“Sigma Fund”), which is a fund similar to a money market fund. In prior periods, the Sigma Fund marketable securities balances were classified together with other money-market type cash investments as Cash and Cash Equivalents. To provide enhanced disclosure, the Company has reclassified the Sigma Fund out of Cash and Cash Equivalents and into a separate statement line entitled Sigma Fund.
      The Sigma Fund portfolio includes investments in high quality (rated at least A/ A-1 by S&P or A2/ P-1 by Moody’s at purchase date) U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Fund investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the fund must be 120 days or less with the actual average maturity of the investments being 85 days and 87 days at April 2, 2005 and December 31, 2004, respectively. The Company values investments in the Sigma Fund using the amortized cost method, which approximates current market value. Under this method, securities are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the security. Certain investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Sigma Fund balance was $7,349 million and $7,710 million at April 2, 2005 and December 31, 2004, respectively.

Accounts Receivable
      Accounts Receivable, net, consists of the following:

	April 2,	December 31,
	2005	2004

Accounts receivable	$4,832	$4,707
Less allowance for doubtful accounts	(166)	(182)

	$4,666	$4,525

Inventories
      Inventories, net, consist of the following:

	April 2,	December 31,
	2005	2004

Finished goods	$1,297	$1,429
Work-in-process and production materials	1,675	1,665

	2,972	3,094
Less inventory reserves	(492)	(548)

	$2,480	$2,546

Property, Plant, and Equipment
      Property, Plant and Equipment, net, consists of the following:

	April 2,	December 31,
	2005	2004

Land	$199	$200
Building	1,947	1,959
Machinery and equipment	6,264	6,222

	8,410	8,381
Less accumulated depreciation	(6,118)	(6,049)

	$2,292	$2,332

      Depreciation expense for the three months ended April 2, 2005 and April 3, 2004 was $133 million and $139 million, respectively.

Investments
      Investments consist of the following:

	April 2,	December 31,
	2005	2004

Available-for-sale securities:
Cost basis	$489	$616
Gross unrealized gains	1,919	2,296
Gross unrealized losses	(17)	(7)

Fair value	2,391	2,905
Other securities, at cost	202	213
Equity method investments	161	123

	$2,754	$3,241

      For the three months ended April 2, 2005 and April 3, 2004, the Company recorded impairment charges of $10 million and $7 million, respectively, representing other-than-temporary declines in the value of its investment portfolio.
      Gains on Sales of Investments and Businesses, net, consist of the following:

	Three Months
	Ended

	April 2,	April 3,
	2005	2004

Gains on sales of investments	$239	$136
Gains on sales of businesses	—	2

	$239	$138

      The $239 million gain on sales of investments for the three months ended April 2, 2005 is primarily comprised of a $234 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc. The $138 million gain for the three months ended April 3, 2004 is primarily comprised of a $130 million gain on the sale of the Company’s remaining shares in Broadcom Corporation.

Other Assets
      Other Assets consist of the following:

	April 2,	December 31,
	2005	2004

Long-term finance receivables, net of allowances of $1,923 and $1,966	$108	$87
Goodwill	1,283	1,283
Intangible assets, net of accumulated amortization of $383 and $367	223	231
Other	267	280

	$1,881	$1,881

Accrued Liabilities
      Accrued Liabilities consist of the following:

	April 2,	December 31,
	2005	2004

Compensation	$864	$1,349
Customer reserves	975	857
Warranty reserves	500	500
Customer downpayments	467	412
Tax liabilities	423	387
Deferred revenue	475	360
Other	2,936	2,694

	$6,640	$6,559

Other Liabilities
      Other Liabilities consist of the following:

	April 2,	December 31,
	2005	2004

Defined benefit plans	$1,545	$1,481
Nextel hedge	200	340
Postretirement health care plan	115	100
Other	464	486

	$2,324	$2,407

Stockholders’ Equity Information

Comprehensive Earnings (Loss)
      The net unrealized gains (losses) on securities included in Comprehensive Earnings (Loss) are comprised of the following:

	Three Months
	Ended

	April 2,	April 3,
	2005	2004

Gross unrealized gains (losses) on securities, net of tax	$(93)	$(71)
Less: Realized gains (losses), net of tax	146	112

Net unrealized losses on securities, net of tax	$(239)	$(183)

3.	Stock Compensation Costs
      The Company measures compensation cost for stock options and restricted stock using the intrinsic value-based method. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. The Company has evaluated the pro forma effects of using the fair value-based method of accounting and has presented below the pro forma effects on both earnings from continuing operations and on net earnings, which includes discontinued operations.

	Continuing
	Operations		Net Earnings

	April 2,	April 3,	April 2,	April 3,
Three Months Ended	2005	2004	2005	2004

Earnings (loss):
Earnings (loss), as reported	$692	$466	$692	$609
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects	1	3	1	4
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(37)	(25)	(37)	(40)

Pro forma earnings	$656	$444	$656	$573

Basic earnings per common share:
As reported	$0.28	$0.20	$0.28	$0.26
Pro forma	$0.27	$0.19	$0.27	$0.25
Diluted earnings per common share:
As reported	$0.28	$0.19	$0.28	$0.25
Pro forma	$0.26	$0.18	$0.26	$0.23

      On May 3, 2005, the Company granted approximately 39 million options to approximately 24,000 eligible employees. The options were granted at fair market value and, in general, vest and become exercisable in 25% increments, annually, over the four years after the grant date.

4.	Employee Benefit Plans
Pension Benefits
      The net periodic pension cost for the U.S. regular pension plan, officers’ plan, MSPP, and Non U.S. plans was as follows:

	Three Months Ended

	April 2, 2005			April 3, 2004

		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Service cost	$36	$3	$10	$45	$5	$13
Interest cost	69	2	17	68	3	17
Expected return on plan assets	(78)	(1)	(14)	(71)	(1)	(12)
Amortization of:
Unrecognized prior service cost	(1)	—	—	(2)	—	—
Unrecognized net loss	18	2	4	5	1	5
Settlement/curtailment loss	—	—	—	—	3	—

	$44	$6	$17	$45	$11	$23

      The Company expects to make aggregate cash contributions of approximately $150 million to the regular U.S. pension plan and $45 million to its Non U.S. pension plans in 2005. During the three months ended April 2, 2005, no contributions were made to the U.S. pension plan with $8 million of contributions being made to Non U.S. pension plans.

      Effective April 2005, newly-hired employees in the United Kingdom will not be eligible to participate in the defined benefit pension plan.
Postretirement Health Care Benefits
      Net retiree health care expenses was as follows:

	Three Months Ended

	April 2,	April 3,
	2005	2004

Service cost	$2	$3
Interest cost	8	12
Expected return on plan assets	(4)	(5)
Amortization of:
Unrecognized prior service cost	(1)	(1)
Unrecognized net loss	3	4

	$8	$13

      During the three months ended April 2, 2005, no contributions to the postretirement health care fund had been made.

5.	Financing Arrangements
      Finance receivables consist of the following:

	April 2,	December 31,
	2005	2004

Gross finance receivables	$2,118	$2,136
Less allowance for losses	(1,923)	(1,966)

	195	170
Less current portion	(87)	(83)

Long-term finance receivables	$108	$87

      Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables for both the three months ended April 2, 2005 and April 3, 2004 was $2 million.
      An analysis of impaired finance receivables included in total finance receivables is as follows:

	April 2,	December 31,
	2005	2004

Impaired finance receivables:
Requiring allowance for losses	$1,921	$1,973
Expected to be fully recoverable	—	—

	1,921	1,973
Less allowance for losses on impaired finance receivables	1,921	1,966

Impaired finance receivables, net	$—	$7

      At April 2, 2005 and December 31, 2004, the Company had $1.9 billion of gross receivables outstanding from one customer, Telsim, in Turkey (the “Telsim Loan”). During the first quarter of 2005, the Company recovered $4 million of the amount owed due to collection efforts. As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from

Telsim to zero. At both April 2, 2005 and December 31, 2004, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans’ (the family which previously controlled Telsim) continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make the Company’s collection efforts more difficult.
      From time to time, the Company sells short-term receivables, long-term loans and lease receivables under sales-type leases (collectively, “finance receivables”) to third parties in transactions that qualify as “true-sales.” Total finance receivables sold by the Company (including those sold directly to third parties and those sold through short-term receivables programs) were $885 million and $868 million for the three months ended April 2, 2005 and April 3, 2004, respectively (including $831 million and $859 million, respectively, of short-term receivables). There were $1.3 billion and $1.4 billion of receivables outstanding under these arrangements at April 2, 2005 and December 31, 2004, respectively (including $1.0 billion and $1.1 billion, respectively, of short-term receivables).
      Certain of the short-term receivables are sold through a separate legal entity, Motorola Receivables Corporation (“MRC”), which is a consolidated subsidiary. MRC sells the receivables to a multi-seller commercial paper conduit. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised), the Company is not required to consolidate this entity. The MRC program provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. There were $227 million of short-term receivables outstanding under the MRC program at April 2, 2005, compared to $255 million outstanding at December 31, 2004. Under the MRC short-term receivables program, 90% of the value of the receivables sold is covered by credit insurance obtained from independent insurance companies. The credit exposure on the remaining 10% is covered by a retained interest in the sold receivables. The Company’s total credit exposure to outstanding short-term receivables that have been sold was $19 million and $25 million at April 2, 2005 and December 31, 2004, respectively, with reserves of $4 million recorded for potential losses on this exposure at both April 2, 2005 and December 31, 2004.
      Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $522 million and $294 million at April 2, 2005 and December 31, 2004, respectively. Of these amounts, $334 million and $162 million were supported by letters of credit or by bank commitments to purchase receivables at April 2, 2005 and December 31, 2004, respectively.
      In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $7 million and $8 million at April 2, 2005, and December 31, 2004, respectively. For the three months ended April 2, 2005 and April 3, 2004, no payments were made under the terms of these guarantees. At April 2, 2005, these guarantees discussed above are to three customers and are scheduled to expire in 2013. Customer borrowings outstanding under these third-party loan arrangements were $3 million and $4 million at April 2, 2005, and December 31, 2004, respectively.

6.	Commitments and Contingencies

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
      The Company has not reserved for any potential liability that may arise as a result of the litigation described above related to the Iridium program. While the still pending cases are in various stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
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

Other
      The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification under these types of provisions is $32 million and the Company has accrued $2 million as of April 2, 2005 for certain claims that have been asserted under these provisions.
      In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company as of April 2, 2005.
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

7.	Segment Information
      As a result of the previously announced realignment, the Company will now report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products.

•	The Networks segment designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. In addition, the segment designs, manufactures, and sells: (i) embedded communications computing platforms, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems.

•	The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive and industrial electronics systems, and telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles.

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems, as well as Internet Protocol-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems, and (v) direct-to-home satellite networks and private networks for business communications.

      Summarized below are the Company’s segment sales and operating earnings (loss) for the three months ended April 2, 2005 and April 3, 2004.

	Three Months Ended

	April 2,	April 3,	%
	2005	2004	Change

Segment Sales:
Mobile Devices	$4,414	$4,153	6%
Networks	1,657	1,444	15
Government & Enterprise Mobility Solutions	1,503	1,444	4
Connected Home Solutions	662	456	45

	8,236	7,497
Other & Eliminations	(75)	(56)	34

Net Sales	$8,161	$7,441	10

	Three Months Ended

	April 2,	% Of	April 3,	% Of
	2005	Sales	2004	Sales

Segment Operating Earnings(Loss):
Mobile Devices	$440	10%	$406	10%
Networks	234	14	116	8
Government & Enterprise Mobility Solutions	167	11	209	14
Connected Home Solutions	19	3	25	5

	860		756
Other & Eliminations	5	(7)	(71)	127

Operating earnings	865	11	685	9
Total other income	222		49

Earnings before income taxes	1,087		734

      Other is comprised of: (i) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment and (ii) the Motorola Credit Corporation, the Company’s wholly-owned finance subsidiary.

8.	Reorganization of Businesses
      The Company records provisions for employee separation and exit costs when they are probable and estimable. The Company maintains a formal Involuntary Severance Plan (Severance Plan) which permits Motorola to offer to eligible employees severance benefits based on years of service in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and therefore, such benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (SFAS 112). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item, where the original charges were recorded, when it is determined they are no longer required.
Three months ended April 2, 2005
      For the three months ended April 2, 2005, the Company recorded net reversals of $6 million for reserves no longer needed, including $1 million of reversals in Costs of Sales and $5 million of reversals under Other Charges (Income) in the Company’s condensed consolidated statements of operations.
      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2005 to April 2, 2005:

	Accruals at		2005	Accruals at
	January 1,	2005(1)	Amount	April 2,
	2005	Adjustments	Used	2005

Exit costs — lease terminations	$84	$(2)	$(7)	$75
Employee separation costs	46	(6)	(24)	16

	$130	$(8)	$(31)	$91

      (1) Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2005, the Company had an accrual of $84 million for exit costs attributable to lease terminations. The 2005 adjustments of $2 million represent translation adjustments. The $7 million used in 2005 reflects cash payments. The remaining accrual of $75 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $46 million for employee separation costs, representing the severance costs for approximately 500 employees. The adjustments of $6 million represent reversals of accruals no longer needed.

      During 2005, approximately 375 employees were separated from the Company. The $24 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $16 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, is expected to be paid to approximately 125 separated employees.
Three months ended April 3, 2004
      For the three months ended April 3, 2004, the Company recorded reversals of $13 million for reserves no longer needed, including $1 million of reversals in Costs of Sales and $12 million of reversals under Other Charges (Income) in the Company’s condensed consolidated statements of operations.
      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2004 to April 3, 2004:

	Accruals at		2004	Accruals at
	January 1,	2004(1)	Amount	April 3,
	2004	Adjustments	Used	2004

Exit costs — lease terminations	$143	$(2)	$(16)	$125
Employee separation costs	116	(11)	(40)	65

	$259	$(13)	$(56)	$190

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2004, the Company had an accrual of $143 million for exit costs attributable to lease terminations. The 2004 adjustments of $2 million represent exit cost accruals which were no longer needed. The $16 million used in 2004 reflects cash payments. The remaining accrual of $125 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets at April 3, 2004. Of this amount, the Company paid out $29 million and reversed $30 million through April 2, 2005. The remaining accrual represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees. The adjustments of $11 million represent reversals of accruals no longer needed.
      During 2004, approximately 1,200 employees were separated from the Company. The $40 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $65 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets at April 3, 2004.

9.	Goodwill and Other Intangible Assets
      Amortized intangible assets, excluding goodwill were comprised of the following:

	April 2, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Licensed technology	$112	$103	$112	$102
Completed technology	419	254	414	242
Other Intangibles	75	26	72	23

	$606	$383	$598	$367

      Amortization expense on intangible assets was $16 million and $10 million for the three months ended April 2, 2005 and April 3, 2004, respectively. Amortization expense is estimated to be $62 million for 2005, $57 million in 2006, $47 million in 2007, $33 million in 2008, and $22 million in 2009.
      The following table displays a rollforward of the carrying amount of goodwill from January 1, 2005 to April 2, 2005, by business segment:

	January 1,			April 2,
Segment	2005	Acquired	Adjustments(1)	2005

Mobile Devices	$17	—	—	$17
Networks	251	—	(8)	243
Government & Enterprise Mobility Solutions	257	—	—	257
Connected Home Solutions	758	8	—	766

	$1,283	$8	$(8)	$1,283

(1)	Includes translation adjustments.

Motorola, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months ended April 2, 2005 and April 3, 2004, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2004.
Executive Overview
     Our Business
      In December 2004, we announced our decision to realign our businesses into four operating business groups. As a result of the previously announced realignment, effective January 1, 2005, we now report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. In the first quarter of 2005, the segment’s net sales represented 54% of the Company’s consolidated net sales and the segment’s operating earnings represented 51% of the Company’s consolidated operating earnings.

•	The Networks segment designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. In addition, the segment designs, manufactures, and sells: (i) embedded communications computing platforms, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In the first quarter of 2005, the segment’s net sales represented 20% of the Company’s consolidated net sales and the segment’s operating earnings represented 27% of the Company’s consolidated operating earnings.

•	The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive and industrial electronics systems, and telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles. In the first quarter of 2005, the segment’s net sales represented 18% of the Company’s consolidated net sales and the segment’s operating earnings represented 19% of the Company’s consolidated operating earnings.

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television and broadcast networks; (ii) high speed data products, including cable modems and cable modem termination systems, as well as Internet Protocol-based telephony products; (iii) hybrid fiber coaxial network transmission systems used by cable television operators; (iv) digital satellite television systems; and (v) direct-to-home satellite networks and private networks for business communications. In the first quarter of 2005, the segment’s net sales represented 8% of the Company’s consolidated net sales and the segment’s operating earnings represented 2% of the Company’s consolidated operating earnings.
     First Quarter Highlights

•	Our net sales were $8.2 billion in the first quarter of 2005, up 10% compared to net sales of $7.4 billion in the first quarter of 2004.

•	We generated operating earnings of $865 million in the first quarter of 2005, an increase of 26% compared to operating earnings of $685 million in the first quarter of 2004.

•	We generated net earnings of $692 million in the first quarter of 2005, an increase of 48% compared to earnings from continuing operations of $466 million in the first quarter of 2004.

•	Our earnings per diluted common share were $0.28 in the first quarter of 2005, compared to earnings from continuing operations per diluted common share of $0.19 in the first quarter of 2004.

•	We increased our net cash* position by $598 million during the first quarter of 2005 and ended the quarter with a net cash position of $6.0 billion.
      The 10% increase in net sales in the first quarter of 2005 compared to the first quarter of 2004 reflects increased net sales in all four of our segments.

•	In Mobile Devices: Strong demand for new product offerings drove a $261 million, or 6%, increase in net sales.

•	In Networks: Increased spending by our wireless service provider customers, fueled by new subscriber additions, next-generation technology upgrades and infrastructure rollouts in new markets, resulted in a $213 million, or 15%, increase in net sales.

•	In Connected Home Solutions: Increased demand for higher-end digital set-top boxes resulted in a $206 million, or 45%, increase in net sales.

•	In Government and Enterprise Mobility Solutions: Increased spending by government and enterprise customers, partially offset by a decline in net sales of automotive electronics, resulted in a $59 million, or 4% increase, in net sales.
      The 48% increase in net earnings in the first quarter of 2005 compared to earnings from continuing operations in the first quarter of 2004 was driven by benefits from many of our key initiatives, including profitable sales growth and continued cost containment. The key contributors to the increase in earnings were:

•	Improvements in Gross Margin: Gross margin as a percentage of net sales increased to 32.7% in the first quarter of 2005, compared to 31.8% in the first quarter of 2004. The increase was primarily due to: (i) our 10% increase in overall net sales, (ii) improvements in our Mobile Devices segment, primarily due to improved margin contribution of new products launched in the second half of 2004 and efficiencies in supply-chain operations, and (iii) improvements in our Networks segment reflecting reductions in product cost due to continued cost containment in their supply chain.

•	Reduced Selling, General and Administrative Expenditures (“SG&A”): Our SG&A expenditures as a percentage of net sales decreased to 12.3% in the first quarter of 2005, compared to 13.0% in the first quarter of 2004, as we continue to focus on cost containment and a reduction in discretionary spending.

•	Increased Gains on Sales of Investments: A $101 million increase in gains on sales of investments, primarily due to gains realized from the sale of a portion of our shares of Nextel Communications, Inc.

•	Lower Net Interest Expense: A $60 million reduction in net interest expense, driven primarily by: (i) significantly lower levels of total debt during the first quarter of 2005 compared to the first quarter of 2004, and (ii) an increase in interest income due to higher average cash and Sigma Fund balances at higher interest rates.
     Looking Forward
      As we discussed at the beginning of 2005, our main focus is the continued pursuit of profitable market share growth. We have aligned our structure to better enable our vision of seamless mobility. Within this

*Net Cash (Net Debt) = Cash and Cash Equivalents + Sigma Fund investments + Short-term Investments - Notes Payable and Current Portion of Long-term Debt - Long-term Debt framework, we will continue to design and develop devices (consumer and professional) for mobile communications, partnering with retail and enterprise operators to create compelling, “must-have” designs and functionality. We will continue to design and develop networks to connect people to people, people to things and things to things — building the infrastructure that makes communication possible. We will also continue to offer end-to-end solutions for specialized markets such as mission critical, governments and automotive.
      Targeted plans for improving our competitive positioning and operating results include:

•	Improve execution — Our new organizational structure was in part designed to enhance our speed and ability to execute on customer commitments.

•	Improve financial performance — We intend to continue strengthening our balance sheet — which is the strongest in decades — and continue improving our cash flow, sales and earnings. In addition, we continue to deploy operational efficiencies to streamline our cost structure and maximize shareholder value.

•	Elevate customer delight and quality — We believe that customers must not only be satisfied but delighted. Quality metrics and programs have been implemented throughout the Company to help achieve this goal.

•	Offering “WOW” products and end-to-end solutions — Our products and solutions will help us establish Motorola as a world leader in seamless mobility technologies. We are combining our heritage of technology leadership with design leadership to present customers and consumers with innovative solutions.

•	Strengthen our brand and thought leadership — We are investing to position Motorola as a globally recognized symbol of quality and innovation.

•	Refine and execute on strategic direction — We will continue to prioritize our investments in R&D, as well as identify partnerships, alliances and niche technologies to build a strong portfolio.
      We conduct our business in highly-competitive markets, facing both new and established competitors. However, with our new structure and focus in place, we believe we are well positioned to execute our strategy and, in turn, increase our overall business performance, including higher sales and earnings.

Results of Operations
(Dollars in millions, except per share amounts)

	Three Months Ended

	April 2,	% of	April 3,	% of
	2005	Sales	2004	Sales

Net sales	$8,161		$7,441
Costs of sales	5,491	67.3%	5,075	68.2%

Gross margin	2,670	32.7%	2,366	31.8%

Selling, general and administrative expenses	1,001	12.3%	970	13.0%
Research and development expenditures	811	9.9%	725	9.7%
Other charges (income)	(7)	(0.1)%	(14)	(0.1)%

Operating earnings	865	10.6%	685	9.2%

Other income (expense):
Interest expense, net	(8)	(0.1)%	(68)	(0.9)%
Gains on sales of investments and businesses, net	239	2.9%	138	1.9%
Other	(9)	(0.1)%	(21)	(0.3)%

Total other income	222	2.7%	49	0.7%

Earnings from continuing operations before income taxes	1,087	13.3%	734	9.9%
Income tax expense	395	4.8%	268	3.6%

Earnings from continuing operations	692	8.5%	466	6.3%
Earnings from discontinued operations, net of tax	—	—	143	1.9%

Net Earnings	$692	8.5%	$609	8.2%

Earnings per diluted common share:
Continuing operations	$0.28		$0.19
Discontinued operations	—		0.06

	$0.28		$0.25

Results of Operations — Three months ended April 2, 2005 compared to three months ended April 3, 2004

Net sales
      Net sales were $8.2 billion in the first quarter of 2005, up 10% compared to $7.4 billion in the first quarter of 2004. Net sales increased in all four of the Company’s segments in the first quarter of 2005 compared to the first quarter of 2004. The overall increase in net sales reflects: (i) a $261 million increase in net sales by the Mobile Devices segment, reflecting a 13% increase in unit shipments, driven by strong demand for new products, partially offset by a decrease in average selling price (“ASP”), (ii) a $213 million increase in net sales by the Networks segment, driven primarily by an increase in spending by the segment’s wireless service provider customers, reflecting new subscriber additions, next-generation technology upgrades and infrastructure rollouts in new markets, (iii) a $206 million increase in net sales by the Connected Home Solutions segment, primarily due to increased purchases of digital set-top boxes by cable operators and an increase in ASP due to a mix shift towards higher-end digital set-top boxes, and (iv) a $59 million increase in net sales by the Government and Enterprise Mobility Solutions segment, reflecting increased spending by government customers, in response to global homeland security initiatives, and increased demand from enterprise customers, for business-critical communications needs, partially offset by a decrease in net sales in the automotive electronics business.

Gross margin
      Gross margin was $2.7 billion, or 32.7% of net sales, in the first quarter of 2005, compared to $2.4 billion, or 31.8% of net sales, in the first quarter of 2004. Two of the Company’s four segments had a higher gross margin as a percentage of net sales in the first quarter of 2005 compared to the first quarter of 2004, including: (i) the Networks segment, primarily due to the $213 million increase in net sales and reductions in product costs, due to continued cost containment in the segment’s supply chain, and (ii) the Mobile Devices segment, primarily due to the $261 million increase in net sales, improved margin contribution of new products launched in the second half of 2004, and efficiencies in supply-chain operations, primarily due to leveraging a platform strategy and improved factory utilization. These improvements in gross margin percentage were partially offset by a decrease in gross margin as a percentage of net sales in: (i) the Connected Home Solutions segment, primarily due to a higher volume of sales of new, higher-tiered products carrying lower initial margins, costs incurred to meet the increased demand for high-end digital set-tops, and inventory charges taken relating to a customer’s discontinued business, and (ii) the Government and Enterprise Mobility Solutions segment, primarily due to the decrease in net sales by the automotive electronics business.

Selling, general and administrative expenses
      Selling, general and administrative (“SG&A”) expenditures increased 3% to $1.0 billion, or 12.3% of net sales, in the first quarter of 2005, compared to $970 million, or 13.0% of net sales, in the first quarter of 2004. This increase was driven by increased selling and administrative expenditures, partially offset by a decrease in general expenditures. Three of the Company’s four segments had increased SG&A expenditures in the first quarter of 2005 compared to the first quarter of 2004, while SG&A expenditures as a percentage of net sales decreased in the Networks and Connected Home Solutions segments. The increase in selling expenditures was primarily due to increased advertising, promotion and marketing expenditures in the Mobile Devices segment to support brand awareness and new product introductions, as well as increased selling and sales support expenditures in all four major segments, driven primarily by the increase in net sales. The decrease in general expenditures was primarily due to: (i) the reversal of financing receivable reserves due to the partial collection of a previously-uncollected receivable, and (ii) a decrease in overall employee incentive program accruals. Strategic investments and costs related to new businesses acquired late in 2004 drove an overall increase in SG&A expenditures in the Government and Enterprise Mobility Solutions segment. In an ongoing effort to reduce SG&A expenditures as a percentage of net sales, the Company continues to focus on cost containment and reduction in discretionary spending.

Research and development expenditures
      Research and development (“R&D”) expenditures increased 12% to $811 million, or 9.9% of net sales, in the first quarter of 2005, compared to $725 million, or 9.7% of net sales, in the first quarter of 2004. All four of the Company’s segments had increased R&D expenditures in the first quarter of 2005 compared to the first quarter of 2004, although R&D expenditures as a percentage of net sales decreased in the Networks and Connected Home Solutions segments. The increase in R&D expenditures was primarily due to an increase in developmental engineering expenditures for new product development and investment in next-generation technologies across all segments.

Other charges (income)
      The Company recorded income of $7 million in Other Charges (Income) in the first quarter of 2005, compared to income of $14 million in the first quarter of 2004. The income of $7 million in the first quarter of 2005 primarily consists of $5 million in income from the reversals of employee separation and exit cost reserves no longer needed. The $5 million in reversals constitute less than 1% of the Company’s earnings before income taxes in the first quarter of 2005. The income of $14 million in the first quarter of 2004 primarily consisted of $12 million in income from the reversals of employee separation and exit cost reserves no longer needed. The employee separation and exit costs are discussed in further detail in the “Reorganization of Businesses” section below.

Net interest expense
      Net interest expense was $8 million in the first quarter of 2005, compared to $68 million in the first quarter of 2004. Net interest expense in the first quarter of 2005 included interest expense of $76 million, partially offset by interest income of $68 million. Net interest expense in the first quarter of 2004 included interest expense of $103 million, partially offset by interest income of $35 million. The decrease in net interest expense is primarily attributed to: (i) the significantly lower levels of total debt during the first quarter of 2005 compared to the first quarter of 2004, (ii) an increase in interest income due primarily to a higher average cash and Sigma Fund balances at higher interest rates, and (iii) benefits derived from fixed-to-floating interest rate swaps.

Gains on sales of investments and businesses
      Gains on sales of investments and businesses were $239 million in the first quarter of 2005, compared to $138 million in the first quarter of 2004. In the first quarter of 2005, the net gains were primarily related to a $234 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc. In the first quarter of 2004, the net gains were primarily related to a $130 million gain on the sale of the Company’s remaining shares in Broadcom Corporation.

Other
      Charges classified as Other, as presented in Other Income (Expense), were $9 million in the first quarter of 2005, compared to $21 million in the first quarter of 2004. The $9 million in net charges in the first quarter of 2005 were primarily comprised of: (i) $10 million of investment impairment charges, and (ii) $6 million in minority interest expense, partially offset by $6 million of equity in net earnings of affiliated companies.
      The $21 million of net charges in the first quarter of 2004 were primarily comprised of: (i) $14 million in charges for costs related to the redemption of all outstanding Trust Originated Preferred Securities (“TOPrS”)sm, (ii) $9 million in minority interest expense, and (iii) $7 million of investment impairment charges, partially offset by $6 million of equity in net earnings of affiliated companies.

Effective tax rate
      The effective tax rate was 36% in the first quarter of 2005, representing a $395 million net tax expense, compared to 37% in the first quarter of 2004, representing a $268 million net tax expense. During the first quarter of 2005, the Company recorded $89 million of tax expense attributable to a $234 million gain on the sale of Nextel stock that was treated as a significant unusual item in the effective tax rate calculation. Similarly, in the first quarter of 2004, the Company recorded $50 million of tax expense attributable to a $130 million gain on the sale of Broadcom stock.
      In light of recently-passed tax laws, the Company expects to repatriate cash during 2005, to the extent the repatriation is consistent with business strategy and is economically advantageous. The Company is evaluating its repatriation plans and the impact of the new tax provision and will report the repatriation provision effect on financial results in the period that the repatriation plan or plans are defined and approved.

Earnings
      The Company had earnings from continuing operations before income taxes of $1.1 billion in the first quarter of 2005, compared with earnings from continuing operations before income taxes of $734 million in the first quarter of 2004. After taxes, the Company had net earnings of $692 million, or $0.28 per diluted share, in the first quarter of 2005, compared with earnings from continuing operations of $466 million, or $0.19 per diluted share from continuing operations, in the first quarter of 2004.
      The $353 million increase in earnings from continuing operations before income taxes in the first quarter of 2005 compared to the first quarter of 2004 is primarily attributed to: (i) a $304 million increase in gross margin, reflecting the $720 million increase in net sales, improved margin contributions of new products launched in the second half of 2004 and efficiencies in supply operations in the Mobile Devices segment, and a reduction in product costs due to continued cost containment in the supply chain in the Networks segment,

(ii) a $101 million increase in gains on sales of investments and businesses, due primarily to a $234 million gain from the sale of a portion of the Company’s shares in Nextel Communications, Inc. in the first quarter of 2005, (iii) a $60 million decrease in net interest expense, driven primarily by the reduction in total debt and increased interest income due to higher average cash and Sigma Fund balances at higher interest rates, and (iv) a $12 million decrease in charges classified as Other, primarily due to charges for costs related to the redemption of TOPrS that occurred in the first quarter of 2004. These improvements in operating results were partially offset by: (i) an $86 million increase in R&D expenditures, primarily due to an increase in developmental engineering expenditures for new product development and investment in next-generation technologies, and (ii) a $31 million increase in SG&A expenditures, primarily due to increased advertising, promotion, and marketing expenditures in the Mobile Devices segment to support brand awareness and new product introductions.
Reorganization of Businesses
      The Company records provisions for employee separation and exit costs when they are probable and estimable. The Company maintains a formal Involuntary Severance Plan (Severance Plan) which permits Motorola to offer to eligible employees severance benefits based on years of service in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and therefore, such benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (SFAS 112). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item, where the original changes were recorded, when it is determined they are no longer required.
Three months ended April 2, 2005
      For the three months ended April 2, 2005, the Company recorded net reversals of $6 million for reserves no longer needed, including $1 million of reversals in Costs of Sales and $5 million of reversals under Other Charges (Income) in the Company’s condensed consolidated statements of operations.
      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2005 to April 2, 2005:

	Accruals at		2005	Accruals at
	January 1,	2005(1)	Amount	April 2,
	2005	Adjustments	Used	2005

Exit costs — lease terminations	$84	$(2)	$(7)	$75
Employee separation costs	46	(6)	(24)	16

	$130	$(8)	$(31)	$91

      (1) Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2005, the Company had an accrual of $84 million for exit costs attributable to lease terminations. The 2005 adjustments of $2 million represent translation adjustments. The $7 million used in 2005 reflects cash payments. The remaining accrual of $75 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $46 million for employee separation costs, representing the severance costs for approximately 500 employees. The adjustments of $6 million represent reversals of accruals no longer needed.
      During 2005, approximately 375 employees were separated from the Company. The $24 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $16 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheets, is expected to be paid to approximately 125 separated employees.
Three months ended April 3, 2004
      For the three months ended April 3, 2004, the Company recorded reversals of $13 million for reserves no longer needed, including $1 million of reversals in Costs of Sales and $12 million of reversals under Other Charges (Income) in the Company’s condensed consolidated statements of operations.
      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2004 to April 3, 2004:

	Accruals at		2004	Accruals at
	January 1,	2004(1)	Amount	April 3,
	2004	Adjustments	Used	2004

Exit costs — lease terminations	$143	$(2)	$(16)	$125
Employee separation costs	116	(11)	(40)	65

	$259	$(13)	$(56)	$190

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2004, the Company had an accrual of $143 million for exit costs attributable to lease terminations. The 2004 adjustments of $2 million represent exit cost accruals which were no longer needed. The $16 million used in 2004 reflects cash payments. The remaining accrual of $125 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets at April 3, 2004. Of this amount, the Company paid out $29 million and reversed $30 million through April 2, 2005. The remaining accrual represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees. The adjustments of $11 million represent reversals of accruals no longer needed.
      During 2004, approximately 1,200 employees were separated from the Company. The $40 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $65 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheets at April 3, 2004.
Liquidity and Capital Resources
      As highlighted in the Condensed Consolidated Statements of Cash Flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash, cash equivalents and short-term investments, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents
      At April 2, 2005, the Company’s cash and cash equivalents aggregated $3.8 billion, compared to $2.8 billion at December 31, 2004. At April 2, 2005, $853 million of the cash and cash equivalents was held in the U.S. and $2.9 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.
      The Company and its wholly-owned subsidiaries invest most of their excess cash in the Sigma Reserve Fund LLC (“Sigma Fund”), which is a fund similar to a money market fund. In prior periods, the Sigma Fund marketable securities balances were classified together with other money-market type cash investments as Cash and Cash Equivalents. To provide enhanced disclosure, the Company has reclassified the Sigma Fund out of Cash and Cash Equivalents and into a separate statement line entitled Sigma Fund as described below in “Investing Activities.” The Sigma Fund balance was $7.3 billion at April 2, 2005, compared to $7.7 billion at December 31, 2004.
      In light of recently-passed tax laws, the Company expects to repatriate cash during 2005, to the extent the repatriation is consistent with business strategy and is economically advantageous. The Company is evaluating its repatriation plans and the impact of the new tax provision and will report the repatriation provision effect on financial results in the period that the repatriation plan or plans are defined and approved.

Operating Activities
      In the first quarter of 2005, the Company generated positive cash flow from operations of $438 million, compared to $745 million generated in the first quarter of 2004. The primary contributors to cash flow from operations in the first quarter of 2005 were: (i) earnings from continuing operations (adjusted for non-cash items) of $859 million, (ii) a $65 million decrease in inventories, and (iii) a $50 million decrease in other net operating assets. These positive contributors to operating cash flow were partially offset by: (i) a $302 million decrease in accounts payable and accrued liabilities, primarily attributed to the decrease in accounts payable and the decrease in employee incentive program accruals, partially offset by the increases in customer incentive reserves, (ii) a $172 million increase in accounts receivable, and (iii) a $62 million increase in other current assets.
      Accounts Receivable: The Company’s net accounts receivable were $4.7 billion at April 2, 2005, compared to $4.5 billion at December 31, 2004. The Company’s days sales outstanding (“DSO”), excluding net long-term finance receivables, were 52 days at April 2, 2005, compared to 46 days at December 31, 2004. The increase in DSO, which is typical in the first quarter compared sequentially to the fourth quarter, was primarily due to lower net sales in the first quarter of 2005 compared to the fourth quarter of 2004, as well as the slight increase in accounts receivable.
      Inventory: The Company’s net inventory was $2.5 billion at both April 2, 2005 and December 31, 2004. The Company’s inventory turns were 8.6 at April 2, 2005, compared to 8.9 at December 31, 2004. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers with the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.
      Reorganization of Business: The Company is committed to productivity improvement plans aimed at improving the ability of the Company to meet customer demands and reduce operating costs. The Company has implemented plans designed to adjust our workforce to align it with the Company’s focus on seamless mobility. Cash payments for exit costs and employee separations in connection with the Company’s various plans were $31 million in the first quarter of 2005, compared to $56 million in the first quarter of 2004. Of the remaining $91 million of reorganization of business accruals at April 2, 2005, $16 million relates to employee separation costs and is expected to be paid in 2005, and $75 million relates to exit costs, primarily for lease termination obligations, and will result in future cash payments that may extend over several years.
      Benefit Plan Contributions: During the three months ended April 2, 2005, no contributions were made to the U.S. pension plan and $8 million of contributions were made to Non U.S. pension plans. Subsequent to April 2, 2005, contributions of $38 million and $2 million were made to the U.S. and Non U.S. pension plans, respectively. The Company expects to make aggregate cash contributions of approximately $150 million to its U.S. pension plans and $45 million to its Non U.S. pension plans in 2005. During the three months ended April 2, 2005, no contributions were made to the postretirement health care fund. Subsequent to April 2, 2005, contributions of $13 million were made to the postretirement health care fund.

Investing Activities
      The most significant components of the Company’s investing activities include: (i) proceeds from sales of investments and businesses, (ii) Sigma Fund investments, (iii) strategic acquisitions of, or investments in, other companies, and (iv) capital expenditures.
      Net cash provided by investing activities was $576 million for the first quarter of 2005, as compared to net cash provided of $2 million in the first quarter of 2004. The $574 million increase in cash provided by investing activities in the first quarter of 2005, compared to the first quarter of 2004, was primarily due to: (i) a $510 million increase in proceeds received from the sales of Sigma Fund investments, and (ii) a $135 million increase in proceeds received from the sales of investments and business, partially offset by: (i) a $53 million increase in cash used for acquisitions and investments, and (ii) a $12 million decrease in proceeds received from the disposition of property, plant and equipment.
      Sales of Investments and Businesses: The Company received $382 million in proceeds from the sales of investments and businesses in the first quarter of 2005, compared to proceeds of $247 million in the first quarter of 2004. The $382 million in proceeds in the first quarter of 2005 were primarily comprised of: (i) $264 million from the sale of a portion of the Company’s remaining shares in Nextel Communications, Inc., and (ii) $105 million from the sale of a portion of the Company’s remaining shares in Semiconductor Manufacturing International Corporation. The $247 million in proceeds generated in the first quarter of 2004 were primarily comprised of $216 million from the sale of the Company’s remaining shares in Broadcom Corporation.
      Sigma Fund: The Company received $361 million in proceeds from sales of Sigma Fund investments in the first quarter of 2005, compared to $149 million in cash used for the purchases of Sigma Fund investments in the first quarter of 2004. The Sigma Fund balance was $7.3 billion at April 2, 2005, compared to $7.7 billion at December 31, 2004. At April 2, 2005, $3.0 billion of the Sigma Fund investments were held in the U.S. and $4.3 billion were held by the Company or its subsidiaries in other countries.
      The Sigma Fund investments are managed by four major outside investment management firms. The Sigma Fund portfolio includes investments in high quality (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date) U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Fund investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the fund must be 120 days or less with the actual average maturity of the investments being 85 days and 87 days at April 2, 2005 and December 31, 2004, respectively. Certain investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
      Strategic Acquisitions and Investments: The Company used cash for acquisitions and new investment activities of $65 million in the first quarter of 2005, compared to $12 million in the first quarter of 2004. The largest components of the $65 million in cash used during the first quarter of 2005 were: (i) funding of joint ventures formed by Motorola and Comcast that will focus on developing the next generation of conditional access technologies, and (ii) the acquisition of Ucentric Systems, Inc., a provider of media networking software for the connected home, by the Connected Home Solutions segment. The $12 million of cash used in the first quarter of 2004 was comprised of many smaller strategic investments across the Company.

      Capital Expenditures: Capital expenditures in the first quarter of 2005 were $103 million, compared to $101 million in the first quarter of 2004. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.
      Available-For-Sale Securities: In addition to available cash and cash equivalents, Sigma Fund investments and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At April 2, 2005, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.4 billion, which represented a cost basis of $489 million and a net unrealized gain of $1.9 billion. At December 31, 2004, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.9 billion, which represented a cost basis of $616 million and a net unrealized gain of $2.3 billion. As described above, the Company received $382 million in proceeds from the sale of available-for-sale securities during the first quarter of 2005.

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
      Net cash used for financing activities was $44 million in the first quarter of 2005, compared to $440 million used in the first quarter of 2004. Cash used for financing activities in the first quarter of 2005 was primarily attributable to $98 million to pay dividends, partially offset by proceeds of $58 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.
      Cash used for financing activities in the first quarter of 2004 was primarily: (i) $500 million to redeem all outstanding Trust Originated Preferred Securities, (ii) $91 million to pay dividends, and (iii) $19 million to repay debt (including commercial paper), partially offset by: (i) $120 million in cash generated from discontinued operations, and (ii) $50 million in proceeds received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.
      Short-term Debt: At April 2, 2005, the Company’s outstanding notes payable and current portion of long-term debt was $712 million, compared to $717 million at December 31, 2004. Net cash used for the repayment of commercial paper and short-term borrowings was $4 million in the first quarter of 2005, compared to net cash used of $14 million in the first quarter of 2004. At both April 2, 2005 and December 31, 2004, the Company had $300 million of outstanding commercial paper. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2005.
      Long-term Debt: At both April 2, 2005 and December 31, 2004, the Company had outstanding long-term debt of $4.6 billion. The Company did not repay any long-term debt in the first quarter of 2005, compared to net cash used of $5 million in the first quarter of 2004.
      Although the Company believes that it can continue to access the capital markets in 2005 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the Company’s current levels of outstanding long-term debt and (ii) the Company’s credit ratings. In addition, many of the factors that affect the Company’s ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company’s control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.
      Redemptions and Repurchases of Outstanding Securities: The Company did not redeem or repurchase any outstanding securities in the first quarter of 2005. In the first quarter of 2004, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company, redeemed all outstanding TOPrS, plus accrued interest, for a total of $500 million.

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

Long-Term Debt

Name of Rating Agency	Rating	Outlook	Commercial Paper	Date of Last Action

S&P	BBB	positive	A-2	August 2, 2004
Moody’s	Baa3	positive	P-3	July 21, 2004
Fitch	BBB+	positive	F-2	January 20, 2005
      In January 2005, Fitch upgraded the Company’s long-term debt rating to “BBB+” with a “positive” outlook from “BBB” with a “positive” outlook. There was no change in the short-term rating of “F-2.” In August 2004, S&P changed its outlook on the Company’s long-term debt to “BBB” with a “positive” outlook from “BBB” with a “negative” outlook. There was no change in the short-term rating of “A-2.” In July 2004, Moody’s changed its outlook on the Company’s long-term debt to “Baa3” with a “positive” outlook from “Baa3” with a “negative” outlook. There was no change in the short-term rating of “P-3.”
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
      The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. The Company has greatly reduced the amount of its commercial paper outstanding in comparison to historical levels and has maintained commercial paper balances of between $300 million and $500 million for the past four years. This reflects the fact that the market for commercial paper rated “A-2/ P-3/ F-2” is much smaller than that for commercial paper rated “A-1/ P-1/ F-1” and commercial paper or other short-term borrowings may be of limited availability to participants in the “A-2/ P-3/ F-2” market from time-to-time or for extended periods.
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

Credit Facilities
      At April 2, 2005, the Company’s total domestic and non-U.S. credit facilities totaled $2.9 billion, of which $63 million was considered utilized. These facilities are principally comprised of: (i) a $1.0 billion three-year revolving domestic credit facility maturing in May 2007 (the “3-Year Credit Facility”) which is not utilized, and (ii) $1.9 billion of non-U.S. credit facilities (of which $63 million was considered utilized at April 2, 2005). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Fund balances and other sources of liquidity, are generally available to support outstanding commercial paper, which was $300 million at April 2, 2005. In order to borrow funds under the 3-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 3-Year Credit Facility include covenants relating to net interest coverage and total debt-to-book capitalization ratios. The Company was in compliance with the terms of the 3-Year Credit Facility at April 2, 2005. The Company has never borrowed under its domestic revolving credit facilities.

Customer Financing Commitments and Guarantees
      Outstanding Commitments: Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to customers totaling $522 million at April 2, 2005, compared to $294 million at December 31, 2004. Of these amounts, $334 million was supported by letters of credit or by bank commitments to purchase receivables at April 2, 2005, compared to $162 million at December 31, 2004. The Company made loans to three customers totaling $13 million for the three months ended April 2, 2005, compared to no loans for the three months ended April 3, 2004.
      Guarantees of Third-Party Debt: In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The amount of loans from third parties for which the Company has committed to provide financial guarantees totaled $7 million and $8 million at April 2, 2005, and December 31, 2004, respectively. Customer borrowings outstanding under these third-party loan arrangements were $3 million and $4 million at April 2, 2005, and December 31, 2004, respectively.
      The Company evaluates its contingent obligations under these financial guarantees by assessing the customer’s financial status, account activity and credit risk, as well as the current economic conditions and historical experience. The $7 million of guarantees discussed above are to three customers and are scheduled to expire in 2013.

Customer Financing Arrangements
      Outstanding Finance Receivables: The Company had net finance receivables of $195 million at April 2, 2005, compared to $170 million at December 31, 2004 (net of allowances for losses of $1.9 billion at April 2, 2005 and $2.0 billion at December 31, 2004). These finance receivables are generally interest bearing, with rates ranging from 3% to 12%. Total interest income recognized on finance receivables was $2 million for both the three months ended April 2, 2005 and April 3, 2004.
      Telsim Loan: At April 2, 2005 and December 31, 2004, the Company had $1.9 billion of gross receivables outstanding from one customer, Telsim, in Turkey (the “Telsim Loan”). During the first quarter of 2005, the Company recovered $4 million of the amount owed due to collection efforts. As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both April 2, 2005 and December 31, 2004, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans’ (the family which previously controlled Telsim) continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make the Company’s collection efforts more difficult.
      Sales of Receivables and Loans: From time to time, the Company sells short-term receivables, long-term loans and lease receivables under sales-type leases (collectively, “finance receivables”) to third parties in transactions that qualify as “true-sales.” Total finance receivables sold by the Company (including those sold directly to third parties and those sold through short-term receivables programs) were $885 million and $868 million for the three months ended April 2, 2005 and April 3, 2004, respectively (including $831 million and $859 million, respectively, of short-term receivables). There were $1.3 billion and $1.4 billion of receivables outstanding under these arrangements at April 2, 2005 and December 31, 2004, respectively (including $1.0 billion and $1.1 billion, respectively, of short-term receivables).
      Certain of the short-term receivables described above are sold through a separate legal entity, Motorola Receivables Corporation (“MRC”), which is a consolidated subsidiary. MRC sells the receivables to a multi-seller commercial paper conduit. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised), the Company is not required to consolidate this entity. The MRC program provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. There were $227 million of short-term receivables outstanding under the MRC program at April 2, 2005, compared to $255 million outstanding at December 31, 2004. Under the MRC short-term receivables program, 90% of the value of the receivables sold is covered by credit insurance obtained from independent insurance companies. The credit exposure on the remaining 10% is covered by a retained interest in the sold receivables. The Company’s total credit exposure to outstanding short-term receivables that have been sold was $19 million and $25 million at April 2, 2005 and December 31, 2004, respectively, with reserves of $4 million recorded for potential losses on this exposure at both April 2, 2005 and December 31, 2004.

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
      Legal Matters: The Company has several lawsuits filed against it relating to the Iridium program, as further described under “Part II — Item 1: Legal Proceedings.” The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still pending cases are in very preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
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
Segment Information
      The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended April 2, 2005 and April 3, 2004 as detailed in Note 7, “Segment Information,” of the Company’s condensed consolidated financial statements.

Mobile Devices Segment
      The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. For the first quarter of 2005, the segment’s net sales represented 54% of the Company’s consolidated net sales, compared to 56% in the first quarter of 2004.

	Three Months
	Ended

	April 2,	April 3,
	2005	2004	% Change

(Dollars in millions)
Segment net sales	$4,414	$4,153	6%
Operating earnings	440	406	8%
      In the first quarter of 2005, the segment’s net sales increased 6% to $4.4 billion, compared to $4.2 billion in the first quarter of 2004. The increase in net sales in the first quarter of 2005 was driven by increases in unit shipments reflecting strong consumer demand for new products, particularly GSM handsets. The strong demand for new handsets was reflected by increased net sales in North America, Latin America, Europe and North Asia, partially offset by a slight decline in net sales in the segment’s High Growth region (defined as countries in the Middle East, Africa and South Asia).
      Unit shipments in the first quarter of 2005 increased 13% to 28.7 million units, compared to 25.3 million units in the first quarter of 2004. Due to the segment’s increase in unit shipments outpacing industry growth, the segment believes it increased its overall market share, both compared to the first quarter of 2004 and sequentially from the fourth quarter of 2004. The estimated sequential increase in overall market share is attributed to demand for the segment’s compelling new products. The segment believes it strengthened its hold on the second-largest worldwide market share of wireless handsets.
      The increase in unit shipments was partially offset by a decline in average selling price (“ASP”). In the first quarter of 2005, ASP decreased approximately 7% compared to the first quarter of 2004 and by approximately 4% sequentially from the fourth quarter of 2004. The sequential decrease in ASP was driven primarily by a decline in prices of certain products introduced in the third and fourth quarters of 2004.
      The segment’s operating earnings increased to $440 million in the first quarter of 2005, compared to operating earnings of $406 million in the first quarter of 2004. The 8% increase in operating earnings was primarily due to an increase in gross margin, which was due to: (i) the 6% increase in net sales, (ii) improved margin contribution of new products launched in the second half of 2004, and (iii) efficiencies in supply-chain operations, primarily due to leveraging our platform strategy and improved factory utilization. This improvement in gross margin was partially offset by: (i) an increase in R&D expenditures, primarily reflecting increased developmental engineering expenditures due to additional investment in new product development, and (ii) an increase in SG&A expenditures, primarily due to increased advertising, promotion and marketing expenditures to support brand awareness and new product introductions.
Networks Segment
      The Networks segment designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. In addition, the segment designs, manufactures, and sells: (i) embedded communications computing platforms, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. For the first quarter of 2005, the segment’s net sales represented 20% of the Company’s consolidated net sales, compared to 19% in the first quarter of 2004.

	Three Months
	Ended

	April 2,	April 3,
	2005	2004	% Change

(Dollars in millions)
Segment net sales	$1,657	$1,444	15%
Operating earnings	234	116	102%
      In the first quarter of 2005, the segment’s net sales increased 15% to $1.7 billion, compared to $1.4 billion in the first quarter of 2004. The increase in net sales was primarily due to an increase in spending by the segment’s wireless service provider customers, reflecting new subscriber additions, next-generation technology upgrades and infrastructure rollouts in new markets. The increase was primarily driven by increased net sales in North America, due primarily to strong sales of iDEN infrastructure equipment, and in the Europe, Middle East and Africa (“EMEA”) region. In addition, increased net sales in the embedded computing systems and wireless broadband groups contributed to the overall increase in net sales.
      The segment’s operating earnings increased to $234 million in the first quarter of 2005, compared to operating earnings of $116 million in the first quarter of 2004. The 102% increase in operating earnings was primarily due to an increase in gross margin, which was due to: (i) the 15% increase in net sales, and (ii) reductions in product costs due to continued cost containment in the segment’s supply chain. This improvement in gross margin was partially offset by: (i) an increase in SG&A expenditures, primarily due to increased selling and sales support expenditures due to the 15% increase in net sales, and (ii) an increase in R&D expenditures, reflecting increased developmental engineering expenditures due to additional investment in next-generation technologies and new product development. Although both SG&A and R&D expenditures increased nominally, both SG&A and R&D expenditures decreased as a percentage of net sales.
      On April 20, 2005, Motorola and Verizon announced that the Networks segment was awarded a five-year contract to supply equipment in support of the deployment of next-generation FTTP networks. Motorola’s FTTP technology will help Verizon deliver advanced services, including innovative broadband video entertainment and quality voice services to the homes and businesses served by Verizon’s all-fiber network. As previously announced in October of 2004, in a separate multi-year contract, Verizon selected Motorola to help build the video network infrastructure portion of FTTP, providing video network infrastructure, video consumer premise equipment, and integration services.
Government and Enterprise Mobility Solutions Segment
      The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive and industrial electronics systems, and telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles. For the first quarter of 2005, the segment’s net sales represented 18% of the Company’s consolidated net sales, compared to 19% in the first quarter of 2004.

	Three Months
	Ended

	April 2,	April 3,
(Dollars in millions)	2005	2004	% Change

Segment net sales	$1,503	$1,444	4%
Operating earnings	167	209	(20)%
      In the first quarter of 2005, the segment’s net sales increased 4% to $1.5 billion, compared to $1.4 billion in the first quarter of 2004. The overall increase in net sales reflects increased spending by customers in the segment’s government and enterprise markets, reflected by a 9% increase in net sales, partially offset by an 8% decrease in net sales by the segment’s automotive electronics business. The increase in net sales in the government market was driven by the continued emphasis on global homeland security initiatives. Increased sales in the enterprise market reflect enterprise customers’ demand for business critical communications. The decrease in net sales in the automotive and electronics business was due primarily to weak industry conditions and a decline in sales among North American automobile manufacturers. The 4% increase in net sales reflects sales growth in the Americas and Asia, partially offset by a slight decline in EMEA. Net sales in the Americas continue to comprise a significant portion of the segment’s business, accounting for 71% of the segment’s net sales in both the first quarter of 2005 and the first quarter of 2004.
      The segment reported operating earnings of $167 million in the first quarter of 2005, compared to operating earnings of $209 million in the first quarter of 2004. The 20% decline in operating earnings was primarily due to: (i) a decrease in gross margin as a percentage of net sales, which was driven primarily by the 8% decrease in net sales in the automotive electronics business, (ii) an increase in SG&A expenditures, driven by strategic investments and costs related to new businesses acquired late in 2004, and (iii) an increase in R&D expenditures, driven by increased investment in next-generation technologies in the government, enterprise, and automotive electronics businesses.
      The scope and size of systems requested by some of the segment’s government customers continue to increase, including requests for country-wide and statewide systems. These larger systems are more complex and include a wide range of capabilities. Large-system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects.
Connected Home Solutions Segment
      The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television and broadcast networks, (ii) high-speed data products, including cable modems and cable modem termination systems, as well as Internet Protocol-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems, and (v) direct-to-home satellite networks and private networks for business communications. For the first quarter of 2005, the segment’s net sales represented 8% of the Company’s consolidated net sales, compared to 6% in the first quarter of 2004.

	Three Months
	Ended

	April 2,	April 3,
(Dollars in millions)	2005	2004	% Change

Segment net sales	$662	$456	45%
Operating earnings	19	25	(24)%
      In the first quarter of 2005, the segment’s net sales increased 45% to $662 million, compared to $456 million in the first quarter of 2004. The increase in net sales was primarily due to: (i) increased purchases of digital set-top boxes by cable operators, and (ii) an increase in ASP due to a mix shift towards higher-end digital set-top boxes. The segment experienced net sales growth in all regions, particularly in North America, where net sales increased 51%. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 84% of the segment’s total net sales in the first quarter of 2005, compared to 81% in the first quarter of 2004.
      In the first quarter of 2005, compared to the first quarter of 2004, net sales of digital set-top boxes increased 67%, due to increases in both ASP and unit shipments. The increase in ASP and unit shipments was driven by increased demand for higher-end products, particularly high definition/digital video recording set-tops. The segment continued to be the worldwide leader in market share for digital cable set-top boxes.
      The segment reported operating earnings of $19 million in the first quarter of 2005, compared to operating earnings of $25 million in the first quarter of 2004. The 24% decline in operating results was primarily due to a decrease in gross margin as a percentage of net sales, which was driven by: (i) higher volume of sales of new, higher-tiered products carrying lower initial margins, (ii) costs incurred during the quarter to meet the increased demand of high-end set-tops, and (iii) inventory charges taken relating to a customer’s discontinued business. For first quarter of 2005 compared to the first quarter of 2004, R&D expenditures increased and SG&A expenditures remained relatively flat. Both R&D and SG&A expenditures as a percentage of net sales decreased, primarily due to the increase in net sales, as well as the continued focus on cost containment.
      In January 2005, the Company announced the acquisition of privately-held Ucentric Systems, Inc., a provider of media networking software for the connected home. This strategic acquisition enables the segment to actively market connected home software solutions to third-party service providers and consumer electronics manufacturers. Additionally, the software will be available as part of the Home Media Architecture solution for the segment’s advanced and basic digital set-top platforms.
      During the first quarter of 2005, Motorola and Comcast announced they have entered into a broader strategic relationship that includes an agreement for a multi-year set-top commitment. This agreement extended Comcast and Motorola’s agreement for Comcast to purchase set-tops and network equipment, including high-definition digital video recorders and standard-definition entry-level set-top models. As part of this strategic relationship, Motorola and Comcast also formed two joint ventures that will focus on developing and licensing the next generation of conditional access technologies.

Significant Accounting Policies
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
      In the first quarter of 2005, there has been no change in the above critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”), a revision to Statement No. 123, “Accounting for Stock-Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At April 2, 2005, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $459 million. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining vesting period of these options. In April 2005, the implementation date of SFAS 123R was postponed, and the intent of the Company is to adopt SFAS 123R as of January 1, 2006.
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
      In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS 153”). SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” (Opinion 29), to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial statements.
Realignment of Segments Effective January 1, 2005
      As described in a Form 8-K filed on April 6, 2005, the Company announced its decision, effective January 1, 2005, to realign its businesses into four operating business groups: (i) Mobile Devices, (ii) Government and Enterprise Mobility Solutions, (iii) Networks, and (iv) Connected Home Solutions. This Form 8-K presented the Company’s 2003 full year and 2004 full year and quarterly segment-level financial information that had been reclassified to reflect the realigned segments. The realignment had no impact on the Company’s previously-reported historical consolidated GAAP net sales, operating earnings (loss), earnings (loss) from continuing operations, net earnings (loss) or earnings (loss) per share.
      The Company has made changes to the financial information previously provided based on information identified subsequent to the filing of this Form 8-K. The identified information did not have any impact on the consolidated financials for the Company, reflecting only a movement between segments. This change affected the Operating Earnings (Loss) for the Networks segment and Other for the quarters ended July 3, 2004 and October 2, 2004.
      For the Networks segment, the adjusted operating earnings for the quarters ended July 3, 2004 and October 2, 2004 are $168 million and $159 million, respectively, as compared to the previously-reported operating earnings of $189 million and $138 million, respectively.
      For Other, the adjusted operating losses for the quarters ended July 3, 2004 and October 2, 2004 are $27 million and $142 million, respectively, as compared to the previously-reported operating losses of $48 million and $121 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
      As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to hedge, and therefore attempts to reduce its overall exposure to, the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.
      The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. Almost all of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets, are hedged. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company hedges some firmly committed transactions and some forecasted transactions. The Company expects that it may hedge investments in foreign subsidiaries in the future. A portion of the Company’s exposure is from currencies that are not traded in liquid markets, such as those in Latin America, and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing and component sourcing.
      At April 2, 2005 and December 31, 2004, the Company had net outstanding foreign exchange contracts totaling $3.1 billion and $3.9 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of April 2, 2005 and December 31, 2004:

	April 2,	December 31,
Buy (Sell)	2005	2005

Euro	$(1,151)	$(1,588)
Chinese Renminbi	(962)	(821)
Canadian Dollar	265	212
Brazilian Real	(230)	(318)
Malaysian Ringgit	68	154
      The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties, which presently have high credit ratings, to fail to meet their obligations.

Interest Rate Risk
      At April 2, 2005, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $4.6 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates.

      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays which interest rate swaps have been entered into at April 2, 2005:

Date Executed	Principal Amount Hedged	Underlying Debt Instrument

	(In millions)
August 2004	$1,200	4.608% notes due 2007
September 2003	725	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	200	6.5% notes due 2008
May 2003	325	5.8% debentures due 2008
May 2003	475	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$3,643

      The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 5.3% for the three months ended April 2, 2005. The fair value of all interest rate swaps at April 2, 2005 and December 31, 2004, was approximately $(71) million and $3 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at April 2, 2005 or December 31, 2004.
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

Investment Hedge
      In March 2003, the Company entered into three agreements with multiple investment banks to hedge up to 25 million of its shares of Nextel Communications, Inc. (“Nextel”) common stock. The three agreements are to be settled over periods of three, four and five years, respectively. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract “floor” price. Pursuant to these agreements and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. To reflect the fair value of the Nextel Hedge, the Company has recorded $306 million in liabilities (of which $106 million is in Accrued Liabilities and $200 million is in Other Liabilities in the consolidated balance sheets) as of April 2, 2005, and $340 million in Other Liabilities in the consolidated balance sheets as of December 31, 2004. The $106 million of liabilities recorded in Accrued Liabilities were moved from Other Liabilities in the first quarter of 2005 because the three-year tranche of the hedge agreements will settle in March 2006.

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
      (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Business Risks
      Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements in the “Looking Forward” section of our Executive Summary and statements about: (1) future payments, charges, use of accruals and expected cost-saving benefits in connection with reorganization of businesses programs, (2) the Company’s ability and cost to repatriate funds, (3) future contributions by the Company to pension plans or retiree healthcare benefit plans, (4) the level of outstanding commercial paper borrowings, (5) redemptions and repurchases of outstanding securities, (6) the Company’s ability to access the capital markets, (7) the impact on the Company from changes in credit ratings, (8) the adequacy of reserves relating to long-term finance receivables and other contingencies, (9) the Company’s ability to recover amounts owed to it by Telsim, (10) the outcome of ongoing and future legal proceedings, including without limitation, those relating to Iridium and Telsim, (11) the completion and/or impact of acquisitions or divestitures, (12) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (13) future hedging activity and expectations of the Company, (14) the ability of counterparties to financial instruments to perform their obligations and (15) the impact of recent accounting pronouncements on the Company.
      The Company cautions the reader that the factors below and those on pages 70 through 80 of the Company’s 2004 Annual Report on Form 10-K and in its other SEC filings could cause the Company’s actual results to differ materially from those stated in the forward-looking statements. These factors include: (1) the uncertainty of current economic and political conditions, as well as the economic outlook for the telecommunications, broadband and automotive industries; (2) the company’s ability to continue to increase profitability and market share in its wireless handset business; (3) demand for the company’s products, including products related to new technologies; (4) the company’s ability to introduce new products and technologies in a timely manner; (5) risks related to dependence on certain key manufacturing suppliers; (6) risks related to the company’s high volume of manufacturing and sales in Asia; (7) the company’s ability to purchase sufficient materials, parts and components to meet customer demand; (8) the creditworthiness of the company’s customers, particularly purchasers of large infrastructure systems; (9) unexpected liabilities or expenses, including unfavorable outcomes to any pending or future litigation, including without limitation any relating to the Iridium project or Telsim; (10) the timing and levels at which design wins become actual orders and sales; (11) the impact of foreign currency fluctuations; (12) the company’s ability to use its deferred tax assets; (13) the impact on the company from continuing hostilities in Iraq and conflict in other countries; (14) the impact of changes in governmental policies, laws or regulations; (15) the outcome of currently ongoing and future tax matters with the IRS; (16) the Company’s ability to realize expected savings from cost-reduction actions; (17) unforeseen limitations to the Company’s continuing ability to access the capital markets on favorable terms; (18) volatility in the market value of securities held by the Company; (19) the success of alliances and agreements with other companies to develop new products, technologies and services; (20) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits; and (21) changes regarding the actual or assumed performance of the Company’s pension plan.

Part II — Other Information

Item 1.	Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage
      Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones.
      During 2001, the Judicial Panel on Multidistrict Litigation transferred five cases, Naquin, et al., v. Nokia Mobile Phones, et al., Pinney and Colonell v. Nokia, Inc., et al., Gillian et al., v. Nokia, Inc., et al., Farina v. Nokia, Inc., et al., and Gimpelson v. Nokia Inc, et. al., which allege that the failure to incorporate a remote headset into cellular phones rendered the phones defective and that cellular phones cause undisclosed injury to cells and other health risks, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation. On March 5, 2003, the MDL Court dismissed the five cases on federal preemption grounds. Plaintiffs appealed and, on March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the lower court’s decisions. In Pinney, Gillian, Farina and Gimpelson, it reversed the finding of federal question jurisdiction and returned the cases to the district court for remand to the state courts in which they originated. In Naquin, in federal court on different jurisdictional grounds, it found no federal preemption, reversed the dismissal and remanded the case to the district court for further proceedings. Defendants filed a Petition for Rehearing and Rehearing En Banc, which was denied on April 12, 2005. Defendants filed a Motion to Stay the Mandate Pending the Filing of a Petition for Writ of Certiorari, and that motion was denied on April 22, 2005.

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
      On March 10, 2004, the court, to which all September 11 litigation has been assigned, granted Motorola’s and the other defendant’s motion to dismiss the complaint on the grounds that all of the Virgilio plaintiffs had filed claims with the September 11th Victims’ Compensation Fund, that the statutory scheme clearly required injured parties to elect between the remedy provided by this Fund and the remedy of traditional litigation and that plaintiffs, by pursuing the Fund, had chosen not to pursue litigation. On April 12, 2004, plaintiffs appealed to the United States Court of Appeals for the Second Circuit; and on April 29, 2005, a panel of the Second Circuit unanimously affirmed the decision of the lower court dismissing the case as to Motorola and New York City.

Iridium-Related Cases

Bankruptcy Court Lawsuit
      Motorola was sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages.
      On March 30, 2001, the United States Bankruptcy Court for the Southern District of New York presiding over the Iridium bankruptcy proceeding approved a settlement between the unsecured creditors of the Iridium Debtors and the Iridium Debtors’ pre-petition secured lenders. The settlement agreement creates and provides for the funding of a litigation vehicle for the purpose of pursuing litigation against Motorola. Motorola appealed the approval of the settlement to the United States District Court for the Southern District

of New York. On April 7, 2005, the District Court entered an order denying Motorola’s appeal and affirming the settlement. On May 4, 2005, Motorola filed a notice of appeal to the United States Court of Appeals for the Second Circuit.
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
      The U.S. District Court tried the case without a jury to conclusion on February 19, 2003. Subsequent to the trial of the case, and before a final ruling had been issued, the U.S. Court of Appeals for the Second Circuit (the “Appellate Court”) issued an opinion on March 7, 2003 regarding a series of appeals filed by the Uzans from the U.S. District Court’s earlier rulings. In its opinion, the Appellate Court remanded the case back to the U.S. District Court on the grounds that the RICO claims were premature and not yet ripe for adjudication. The Appellate Court directed that the RICO claims be dismissed without prejudice to their being later reinstated. The Appellate Court, however, upheld the May 2002 Preliminary Injunction, finding that it was sufficiently supported by the fraud claims under Illinois law.
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
      On August 11, 2004, the Appellate Court lifted the stay of execution, in part, and allowed MCC to execute on its judgment up to the full amount of the compensatory damages, $2.13 billion. The Appellate Court kept the stay in place with respect to the punitive damages and on that portion of the judgment which would have allowed Motorola to execute against entities owned and controlled by the Uzans. As a result, MCC’s efforts to execute on its judgment against the Uzans were recommenced in the United States, United Kingdom, Bermuda and France, and the Company has begun to realize some collections on its judgment. On October 22, 2004, the Appellate Court affirmed the July 31, 2003 judgment as to the compensatory damages of $2.13 billion. The Appellate Court remanded three issues to the U.S. District Court for additional findings and analysis. The issues are: (1) whether the U.S. District Court was correct in imposing a constructive trust over the stolen shares in favor of Motorola (the constructive trust was affirmed as to Nokia); (2) whether Motorola may collect its judgment against non-party companies owned and controlled by the Uzans, and (3) the amount of punitive damages the U.S. District Court may impose against defendants in favor of Motorola. As a result of this decision, enforcement actions have also recommenced in Switzerland and Germany, while they remain stayed in Turkey.
      On November 5, 2004, defendants filed a petition for rehearing and rehearing en banc by the entire Appellate Court. On December 16, 2004, the Appellate Court denied the Uzans’ petition for rehearing and rehearing en banc with respect to the Appellate Court’s October 22, 2004 decision affirming the July 31, 2003 judgment as to compensatory damages of $2.13 billion. The mandate was issued by the Second Circuit on December 30, 2004, making this decision final. A remand to the district court on the issues on which the Appellate Court requested clarification is pending. In the first quarter of 2005, defendants filed a petition seeking a writ of certiorari to the United States Supreme Court. Motorola has opposed the petition, which is pending before the Court.
      Motorola realized $44 million in 2004 in connection with its collection efforts related to the Telsim matter. The Company realized another $4 million in the first quarter of 2005.
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

Charter Communications Class Action Securities Litigation
      On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. In August 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. The amended complaint alleges that Motorola participated in a “scheme” with Charter in connection with this transaction to artificially inflate Charter’s earnings. On October 12, 2004, the court granted Motorola’s motion to dismiss, holding that there is no civil liability under the federal securities laws for aiding and abetting. On October 26, 2004, the plaintiff filed a motion for the reconsideration of the court’s decision. On December 20, 2004, the court issued its ruling denying plaintiff’s motion for reconsideration of its earlier decision to dismiss the complaint against Motorola. The court issued a final judgment dismissing Motorola from the case on February 15, 2005. On March 7, 2005, the plaintiff filed a notice of appeal in the Eighth Circuit Court of Appeals from the final judgment of the district court.

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
      On September 15, 2004, Motorola was named in a complaint filed in state court in Los Angeles, California, naming Motorola and Scientific Atlanta and certain officers of Scientific Atlanta, Los Angeles County Employees Retirement Association et al. v. Motorola, Inc., et al. The complaint raises claims under California law for aiding and abetting fraud and conspiracy to defraud and generally makes the same allegations as the other previously-disclosed cases relating to the Adelphia MDL that have been transferred to the Southern District of New York. There are no new substantive allegations. On October 8, 2004, Motorola filed a motion to remove the California state court case to federal court in California. On December 1, 2004, the Multi-District Litigation Panel issued a conditional transfer order transferring the case to federal court in New York. Plaintiffs did not object to the conditional transfer order, and the order transferring the case to New York is now final.
      On October 25, 2004, Motorola was named in a complaint filed in state court in Fulton County, Georgia, naming Motorola and Scientific Atlanta and certain officers of Scientific Atlanta, AIG DKR SoundShore Holdings, Ltd., et al. v. Scientific Atlanta, et al. The complaint raises claims under Georgia law of conspiracy to defraud and generally makes the same allegations as the other previously disclosed cases relating to the Adelphia MDL that have already been filed or transferred to the Southern District of New York. On November 22, 2004, Motorola filed a petition to remove the state court case to federal court in Georgia and a notice with the Multi District Panel requesting the case be transferred to New York. On January 5, 2005, the Multi-District Panel issued a conditional transfer order, transferring the case to federal court in New York. On January 20, 2005, the plaintiffs filed an objection before the Multi District Panel, contesting the conditional transfer order. Motorola has filed an opposition brief to their objection. On April 18, 2005, the Judicial Panel on Multi-District Litigation issued an order denying plaintiffs’ motion to vacate the conditional transfer order and directed that the case be transferred to Judge Lawrence McKenna, to whom each of the Adelphia cases have now been assigned.
      See Item 3 of the Company’s Form 10-K for the fiscal year ended on December 31, 2004 for additional disclosures regarding pending matters.
      Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed in the Company’s most recent Form 10-K with respect to the Iridium cases, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      (c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 2, 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

(d)Maximum Number
			(c)Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a)Total Number		as Part of	May Yet Be Purchased
	of Shares	(b)Average Price	Publicly Announced	Under the Plans or
Period	Purchased(1)	Paid per Share(1)	Plans or Programs	Programs

1/1/05 to 1/29/05	—	$—	—	—
1/30/05 to 2/26/05	—	$—	—	—
2/27/05 to 4/2/05	1,181	$15.25	—	—

Total	1,181	$15.25	—	—

(1)	All transactions involved the delivery to the Company of shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees under the Company’s equity compensation plans.

Item 3.	Defaults Upon Senior Securities.
      Not applicable

Item 4.	Submission of Matters to Vote of Security Holders.
      The Company held its annual meeting of stockholders on May 2, 2005, and the following matters were voted on at that meeting:

1.	The election of the following directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

Director	For	Withheld

Edward J. Zander	2,078,486,215	59,770,783
H. Laurance Fuller	2,026,785,126	111,471,871
Judy C. Lewent	2,053,004,530	85,252,468
Walter E. Massey	2,037,493,678	100,763,320
Thomas J. Meredith	2,079,910,196	58,346,802
Nicholas Negroponte	1,880,329,911	257,927,086
Indra K. Nooyi	1,974,761,009	163,495,989
Samuel C. Scott III	1,972,720,046	165,536,951
Ron Sommer	1,991,033,333	147,223,665
James R. Stengel	2,098,659,671	39,597,327
Douglas A. Warner III	1,975,540,477	162,716,521
John A. White	2,028,216,315	110,040,682

2.	A shareholder proposal re: Non-Deductible Executive Compensation was defeated by the following vote: Against, 1,463,560,946; For, 209,368,624; Abstain, 57,788,343; Broker Non-Vote, 407,539,085.

3.	A shareholder proposal re: Director Election by Majority Vote was defeated by the following vote: Against, 870,116,909; For, 803,261,499; Abstain, 57,352,328; Broker Non-Vote, 407,526,262.

Item 5.	Other Information.
      Not applicable

Item 6.	Exhibits

Exhibit
No.	Description

10.31	Motorola 2005 Incentive Plan, as amended through May 2, 2005.

10.46	Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee NonQualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000, as amended through May 2, 2005.

31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Motorola, Inc.

By:	/s/ Steven J. Strobel

Steven J. Strobel
Senior Vice President and Corporate Controller (Duly Authorized Officer and
Chief Accounting Officer of the Registrant)
Date: May 10, 2005

EXHIBIT INDEX

Exhibit
No.	Description

10.31	Motorola 2005 Incentive Plan, as amended through May 2, 2005.

10.46	Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee NonQualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000, as amended through May 2, 2005.

31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.