Form 10-Q
period 2005-07-02
MOTOROLA INC
filed 2005-08-10
CIK 68505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 2, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 2, 2005:

Class	Number of Shares

Common Stock; $3 Par Value	2,469,050,270

Part I — Financial Information
Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net sales	$8,825	$7,541	$16,986	$14,982
Costs of sales	5,948	4,938	11,439	10,013

Gross margin	2,877	2,603	5,547	4,969

Selling, general and administrative expenses	1,026	1,096	2,027	2,066
Research and development expenditures	851	748	1,662	1,473
Other charges (income)	18	(26)	11	(40)

Operating earnings	982	785	1,847	1,470

Other income (expense):
Interest income (expense), net	4	(60)	(4)	(128)
Gains on sales of investments and businesses, net	425	15	664	153
Other	21	1	12	(20)

Total other income (expense)	450	(44)	672	5

Earnings from continuing operations before income taxes	1,432	741	2,519	1,475
Income tax expense	485	122	880	390

Earnings from continuing operations	947	619	1,639	1,085
Loss from discontinued operations, net of tax	(14)	(822)	(14)	(679)

Net earnings (loss)	$933	$(203)	$1,625	$406

Earnings (loss) per common share
Basic:
Continuing operations	$0.38	$0.26	$0.67	$0.46
Discontinued operations	(0.00)	(0.35)	(0.01)	(0.29)

	$0.38	$(0.09)	$0.66	$0.17

Diluted:
Continuing operations	$0.38	$0.25	$0.66	$0.45
Discontinued operations	(0.01)	(0.33)	(0.01)	(0.27)

	$0.37	$(0.08)	$0.65	$0.18

Weighted average common shares outstanding
Basic	2,460.2	2,351.7	2,454.1	2,345.1
Diluted	2,504.0	2,472.2	2,495.4	2,461.9
Dividends per share	$0.04	$0.04	$0.08	$0.08
See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	July 2,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Cash and cash equivalents	$4,156	$2,846
Sigma funds	8,504	7,710
Short-term investments	139	152
Accounts receivable, net	5,234	4,525
Inventories, net	2,276	2,546
Deferred income taxes	1,129	1,541
Other current assets	1,778	1,795

Total current assets	23,216	21,115

Property, plant and equipment, net	2,270	2,332
Investments	2,522	3,241
Deferred income taxes	2,340	2,353
Other assets	1,921	1,881

Total assets	$32,269	$30,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$336	$717
Accounts payable	3,319	3,330
Accrued liabilities	6,622	6,559

Total current liabilities	10,277	10,606

Long-term debt	4,973	4,578
Other liabilities	2,368	2,407
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value
Issued and outstanding shares: 2005 — 2,469.1; 2004 — 2,447.8	7,411	7,343
Additional paid-in capital	4,485	4,321
Retained earnings	3,150	1,722
Non-owner changes to equity	(395)	(55)

Total stockholders’ equity	14,651	13,331

Total liabilities and stockholders’ equity	$32,269	$30,922

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In millions, except per share amounts)

		Non-Owner Changes to Equity

		Fair Value
	Common	Adjustment	Foreign
	Stock and	to Available	Currency	Other
	Additional	for Sale	Translation	Items,		Comprehensive
	Paid-In	Securities,	Adjustments,	Net of	Retained	Earnings
	Capital	Net of Tax	Net of Tax	Tax	Earnings	(Loss)

Balances at December 31, 2004	$11,664	$1,417	$(139)	$(1,333)	$1,722
Net earnings					1,625	$1,625
Net unrealized losses on securities (net of tax of $189)		(303)				(303)
Foreign currency translation adjustments (net of tax of $7)			(79)			(79)
Issuance of common stock and stock options exercised	396
Share repurchase program	(164)
Net unrealized gain on derivative instruments (net of tax of $23)				42		42
Dividends declared ($.04 per share)					(197)

Balances at July 2, 2005	$11,896	$1,114	$(218)	$(1,291)	$3,150	$1,285

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended

	July 2,	July 3,
	2005	2004

Operating
Earnings from continuing operations	$1,639	$1,085
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	300	320
Charges for reorganization of businesses and other	1	(55)
Gains on sales of investments and businesses, net	(664)	(153)
Deferred income taxes	648	129
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(707)	(453)
Inventories	270	(42)
Other current assets	16	(275)
Accounts payable and accrued liabilities	(19)	643
Other assets and liabilities	(28)	240

Net cash provided by operating activities	1,456	1,439

Investing
Acquisitions and investments, net	(111)	(122)
Proceeds from sales of investments and businesses	1,014	267
Capital expenditures	(237)	(198)
Proceeds from sale of property, plant and equipment	6	97
Proceeds from sales of (purchases of) Sigma funds investments, net	(794)	982
Proceeds from sales of short-term investments	12	1

Net cash provided by (used for) investing activities	(110)	1,027

Financing
Net proceeds from commercial paper and short-term borrowings	16	4
Repayment of debt	—	(506)
Redemption of TOPrS	—	(500)
Issuance of common stock	349	264
Purchase of common stock	(164)	—
Payment of dividends	(196)	(185)
Distributions from discontinued operations	—	(371)

Net cash provided by (used for) financing activities	5	(1,294)

Effect of exchange rate changes on cash and cash equivalents	(41)	(26)

Discontinued Operations
Net cash provided by discontinued operations	—	626

Net increase in cash and cash equivalents	1,310	1,772
Cash and cash equivalents, beginning of period (includes $87 million at January 1, 2004 from discontinued operations)	2,846	1,689

Cash and cash equivalents, end of period (includes $713 million at July 3, 2004 from discontinued operations)	$4,156	$3,461

Cash paid during the period for:
Interest, net	$56	$165
Income taxes, net of refunds	285	204
See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except as noted)

1.	Basis of Presentation
      The condensed consolidated financial statements as of July 2, 2005 and for the three months and six months ended July 2, 2005 and July 3, 2004, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of July 2, 2005 and for all periods presented.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. The results of operations for the three months and six months ended July 2, 2005 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2005 presentation.
      The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
      The following table displays summarized information for discontinued operations for the three months and six months ended July 2, 2005 and July 3, 2004:

	Three Months Ended		Six Months Ended

	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net sales (including sales to other Motorola businesses of $302 and $578 for the three months and six months ended July 3, 2004, respectively)	$—	$1,159	$—	$2,279
Operating earnings (loss)	(9)	60	(9)	197
Earnings (loss) before income taxes	(9)	59	(9)	241
Income tax expense	5	881	5	920
Loss from discontinued operations, net of tax	(14)	(822)	(14)	(679)

2.	Other Financial Data
Statement of Operations Information

Other Charges (Income)
      Other Charges (Income) included in Operating Earnings consist of the following:

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Other Charges (Income):
Reorganization of businesses	$18	$(19)	$13	$(31)
Potentially uncollectible finance receivables	—	(21)	(4)	(21)
In-process research & development	—	15	2	15
Other	—	(1)	—	(3)

	$18	$(26)	$11	$(40)

Other Income (Expense)
      The following table displays the amounts comprising Interest Expense, net, and Other included in Other Income (Expense) in the Company’s condensed consolidated statements of operations:

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Interest Expense, net:
Interest expense	$(88)	$(91)	$(164)	$(194)
Interest income	92	31	160	66

	$4	$(60)	$(4)	$(128)

Other:
Investment impairments	$(2)	$(2)	$(12)	$(9)
Repayment of previously-reserved Iridium loan	30	—	30	—
TOPrS redemption costs	—	—	—	(14)
Other	(7)	3	(6)	3

	$21	$1	$12	$(20)

Earnings Per Common Share
      The following table presents the computation of basic and diluted earnings (loss) per common share from both continuing operations and net earnings, which includes discontinued operations:

	Three Months Ended

	Continuing Operations		Net Earnings (Loss)

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Basic earnings (loss) per common share:
Earnings (loss)	$947	$619	$933	$(203)
Weighted average common shares outstanding	2,460.2	2,351.7	2,460.2	2,351.7
Per share amount	$0.38	$0.26	$0.38	$(0.09)

Diluted earnings (loss) per common share:
Earnings (loss)	$947	$619	$933	$(203)
Add: Interest on equity security units, net	—	13	—	13

Earnings (loss) as adjusted	$947	$632	$933	$(190)

Weighted average common shares outstanding
Add effect of dilutive securities:
Stock options/restricted stock	43.8	51.1	43.8	51.1
Equity security units	—	69.4	—	69.4

Diluted weighted average common shares outstanding	2,504.0	2,472.2	2,504.0	2,472.2

Per share amount	$0.38	$0.25	$0.37	$(0.08)

	Six Months Ended

	Continuing Operations		Net Earnings

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Basic earnings per common share:
Earnings	$1,639	$1,085	$1,625	$406
Weighted average common shares outstanding	2,454.1	2,345.1	2,454.1	2,345.1
Per share amount	$0.67	$0.46	$0.66	$0.17

Diluted earnings per common share:
Earnings	$1,639	$1,085	$1,625	$406
Add: Interest on equity security units, net	—	26	—	26

Earnings as adjusted	$1,639	$1,111	$1,625	$432

Weighted average common shares outstanding
Add effect of dilutive securities:
Stock options/restricted stock	41.3	46.7	41.3	46.7
Equity security units	—	69.4	—	69.4
Zero coupon notes due 2009	—	.6	—	.6
Zero coupon notes due 2013	—	.1	—	.1

Diluted weighted average common shares outstanding	2,495.4	2,461.9	2,495.4	2,461.9

Per share amount	$0.66	$0.45	$0.65	$0.18

      In the computation of diluted earnings (loss) per common share from both continuing operations and on a net earnings basis for the three months and six months ended July 2, 2005 and July 3, 2004, out-of-the-money stock options were excluded because their inclusion would have been antidilutive.
Balance Sheet Information

Sigma Funds
      The Company and its wholly-owned subsidiaries invest most of their excess cash in the Sigma Reserve Funds LLC (the “Sigma Funds”), which are funds similar to a money market fund. Until the first quarter of 2005, the Sigma Funds marketable securities balances were classified together with other money-market type cash investments as Cash and Cash Equivalents. In the first quarter of 2005, to provide enhanced disclosure, the Company reclassified the Sigma Funds out of Cash and Cash Equivalents and into a separate statement line entitled Sigma Funds.
      The Sigma Funds portfolio includes investments in high quality (rated at least A/ A-1 by S&P or A2/ P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the fund must be 120 days or less with the actual average maturity of the investments being 83 days and 87 days at July 2, 2005 and December 31, 2004, respectively. The Company values investments in the Sigma Funds using the amortized cost method, which approximates current market value. Under this method, securities are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the security. Certain investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Sigma Funds balance was $8.5 billion and $7.7 billion at July 2, 2005 and December 31, 2004, respectively.

Accounts Receivable
      Accounts Receivable, net, consists of the following:

	July 2,	December 31,
	2005	2004

Accounts receivable	$5,397	$4,707
Less allowance for doubtful accounts	(163)	(182)

	$5,234	$4,525

Inventories
      Inventories, net, consist of the following:

	July 2,	December 31,
	2005	2004

Finished goods	$1,158	$1,429
Work-in-process and production materials	1,623	1,665

	2,781	3,094
Less inventory reserves	(505)	(548)

	$2,276	$2,546

Property, Plant, and Equipment
      Property, Plant and Equipment, net, consists of the following:

	July 2,	December 31,
	2005	2004

Land	$196	$200
Building	1,944	1,959
Machinery and equipment	6,208	6,222

	8,348	8,381
Less accumulated depreciation	(6,078)	(6,049)

	$2,270	$2,332

      Depreciation expense for the three months ended July 2, 2005 and July 3, 2004 was $131 million and $140 million, respectively. Depreciation expense for the six months ended July 2, 2005 and July 3, 2004 was $264 million and $279 million, respectively.

Investments
      Investments consist of the following:

	July 2,	December 31,
	2005	2004

Available-for-sale securities:
Cost basis	$345	$616
Gross unrealized gains	1,804	2,296
Gross unrealized losses	(7)	(7)

Fair value	2,142	2,905
Other securities, at cost	237	213
Equity method investments	143	123

	$2,522	$3,241

      For the three months ended July 2, 2005 and July 3, 2004, the Company recorded impairment charges of $2 million, representing other-than-temporary declines in the value of its investment portfolio. For the six months ended July 2, 2005 and July 3, 2004, the Company recorded impairment charges of $12 million and $9 million, respectively, representing other-than-temporary declines in the value of its investment portfolio.
      Gains on Sales of Investments and Businesses, net, consist of the following:

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Gains on sales of investments	$409	$3	$648	$139
Gains on sales of businesses	16	12	16	14

	$425	$15	$664	$153

      The $409 million of gains on sales of investments for the three months ended July 2, 2005 are primarily comprised of a $375 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc. The $648 million of gains on sales of investments for the six months ended July 2, 2005 are primarily comprised of a $609 million gain on the sale of a portion of the Company’s shares of Nextel Communications, Inc. The $139 million of gains on sales of investments for the six months ended July 3, 2004 are primarily comprised of a $130 million gain on the sale of shares of Broadcom Corporation.

Other Assets
      Other Assets consist of the following:

	July 2,	December 31,
	2005	2004

Long-term finance receivables, net of allowances of $1,924 and $1,966	$158	$87
Goodwill	1,283	1,283
Intangible assets, net of accumulated amortization of $400 and $367	228	231
Other	252	280

	$1,921	$1,881

Accrued Liabilities
      Accrued Liabilities consist of the following:

	July 2,	December 31,
	2005	2004

Compensation	$745	$1,349
Customer reserves	1,064	857
Deferred revenue	578	360
Warranty reserves	494	500
Customer downpayments	414	412
Contractor payables	413	287
Tax liabilities	398	387
Other	2,516	2,407

	$6,622	$6,559

Other Liabilities
      Other Liabilities consist of the following:

	July 2,	December 31,
	2005	2004

Defined benefit plans	$1,505	$1,481
Nextel hedge	258	340
Postretirement health care plan	90	100
Other	515	486

	$2,368	$2,407

Stockholders’ Equity Information

Comprehensive Earnings (Loss)
      The net unrealized gains (losses) on securities included in Comprehensive Earnings (Loss) are comprised of the following:

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Gross unrealized gains (losses) on securities, net of tax	$166	$(2)	$73	$(73)
Less: Realized gains on securities, net of tax	230	—	376	112

Net unrealized gains (losses) on securities, net of tax	$(64)	$(2)	$(303)	$(185)

Share Repurchase Program
      On May 18, 2005, the Company announced that its Board of Directors has authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending on May 31, 2008, subject to market conditions. During the quarter ended July 2, 2005, the Company spent $164 million to repurchase 9.2 million shares at an average price of $17.86 per share, pursuant to the program. These shares have been retired.

3.	Stock Compensation Costs
      The Company measures compensation cost for stock options and restricted stock using the intrinsic value-based method. Compensation cost, if any, is recorded based on the excess of the quoted market price at grant date over the amount an employee must pay to acquire the stock. The Company has evaluated the pro forma effects of using the fair value-based method of accounting and has presented below the pro forma effects on both earnings from continuing operations and on net earnings (loss), which includes discontinued operations.

	Three Months Ended

	Continuing		Net Earnings
	Operations		(Loss)

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Earnings (loss), as reported	$947	$619	$933	$(203)
Add: Stock-based employee compensation expense included in reported earnings (loss), net of related tax effects	2	4	2	5
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(45)	(39)	(45)	(55)

Pro forma earnings (loss)	$904	$584	$890	$(253)

Basic earnings (loss) per common share:
As reported	$0.38	$0.26	$0.38	$(0.09)
Pro forma	$0.37	$0.25	$0.36	$(0.11)
Diluted earnings (loss) per common share:
As reported	$0.38	$0.25	$0.37	$(0.08)
Pro forma	$0.36	$0.24	$0.36	$(0.10)

	Six Months Ended

	Continuing
	Operations		Net Earnings

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Earnings, as reported	$1,639	$1,085	$1,625	$406
Add: Stock-based employee compensation expense included in reported earnings (loss), net of related tax effects	3	7	3	9
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(82)	(64)	(82)	(95)

Pro forma earnings	$1,560	$1,028	$1,546	$320

Basic earnings per common share:
As reported	$0.67	$0.46	$0.66	$0.17
Pro forma	$0.64	$0.44	$0.63	$0.14
Diluted earnings per common share:
As reported	$0.66	$0.45	$0.65	$0.18
Pro forma	$0.63	$0.43	0.62	$0.14
      On May 3, 2005, the Company granted approximately 37.2 million options to approximately 24,000 eligible employees. The options were granted with an exercise price equal to the fair market value of the underlying shares and, in general, vest and become exercisable in 25% increments, annually, over the four years after the grant date.

4.	Debt and Credit Facilities
      In the fourth quarter of 2004, the $398 million of 6.5% Debentures due 2025 (the “2025 Debentures”) were reclassified to current maturities of long-term debt, as the holders of the debentures had the right to put their debentures back to the Company on September 1, 2005. The notification period for the put was from July 1 to August 1, 2005. As of August 1, $930,000 of the 2025 Debentures had been submitted for redemption on September 1, with the remaining put options expiring unexercised. The remaining $397 million of 2025 Debentures have been reclassified back to long-term debt.

5.	Income Taxes
      On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act provides for a special one-time tax incentive for U.S. multinationals to repatriate accumulated earnings from their foreign subsidiaries by providing an 85 percent dividends received deduction for certain qualifying dividends. In response to the Act, the Company’s management and board approved a repatriation plan in late July 2005. The Company intends to repatriate approximately $4.4 billion of accumulated earnings during the third and fourth quarters of 2005. In connection with the repatriation, the Company has reassessed its cash position and related tax obligations associated with the remaining undistributed earnings and, accordingly, the Company expects to record, in the third quarter, a net income tax benefit in excess of $200 million.

6.	Employee Benefit Plans
Pension Benefits
      The net periodic pension cost for the U.S. regular pension plan, officers’ plan, the Motorola Supplemental Pension Plan, and Non-U.S. plans consists of the following:

	Three Months Ended

	July 2, 2005			July 3, 2004

		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Service cost	$35	$2	$11	$45	$5	$14
Interest cost	71	2	17	67	4	16
Expected return on plan assets	(80)	(1)	(14)	(71)	(1)	(11)
Amortization of:
Unrecognized prior service cost	(2)	—	—	(2)	—	—
Unrecognized net loss	20	1	4	5	1	6
Settlement/curtailment loss	—	7	—	—	2	—

	$44	$11	$18	$44	$11	$25

	Six Months Ended

	July 2, 2005			July 3, 2004

		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Service cost	$71	$5	$21	$90	$10	$27
Interest cost	140	4	34	135	7	33
Expected return on plan assets	(158)	(2)	(28)	(142)	(2)	(23)
Amortization of:
Unrecognized prior service cost	(3)	—	—	(4)	—	—
Unrecognized net loss	38	3	8	10	2	11
Settlement/curtailment loss	—	7	—	—	5	0

	$88	$17	$35	$89	$22	$48

      The Company previously disclosed that aggregate cash contributions to the U.S. pension plan during 2005 were expected to be approximately $150 million. However, recently-proposed Federal pension legislation may lead the Company to reduce its expected aggregate cash contribution for 2005. Since the proposed legislation is still pending, the Company will not know its impact on expected contributions until the ultimate resolution of the legislative process. Expected contributions to the Non-U.S. pension plans during 2005 remain unchanged at $45 million. Aggregate contributions made to the Company’s pension plans during the three and six months ended July 2, 2005 were $46 million and $54 million, respectively.
      Effective April 2005, newly-hired employees in the United Kingdom will not be eligible to participate in the defined benefit plan.

Postretirement Health Care Benefits
      Net retiree health care expenses consist of the following:

	Three Months		Six Months
	Ended		Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Service cost	$2	$3	$4	$7
Interest cost	8	12	16	24
Expected return on plan assets	(4)	(5)	(8)	(10)
Amortization of:
Unrecognized prior service cost	(1)	(1)	(2)	(1)
Unrecognized net loss	3	4	6	7

	$8	$13	$16	$27

      Contributions made to the postretirement health care fund during the three and six months ended July 2, 2005 were $13 million.

7.	Financing Arrangements
      Finance receivables consist of the following:

	July 2,	December 31,
	2005	2004

Gross finance receivables	$2,160	$2,136
Less: allowance for losses	(1,924)	(1,966)

	236	170
Less: current portion	(78)	(83)

Long-term finance receivables, net	$158	$87

      Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables was $2 million and $1 million for the three months ended July 2, 2005 and July 3, 2004, respectively, and was $4 million and $3 million for the six months ended July 2, 2005 and July 3, 2004, respectively.
      An analysis of impaired finance receivables included in total finance receivables is as follows:

	July 2,	December 31,
	2005	2004

Impaired finance receivables:
Requiring allowance for losses	$1,922	$1,973
Expected to be fully recoverable	—	—

	1,922	1,973
Less allowance for losses on impaired finance receivables	1,922	1,966

Impaired finance receivables, net	$—	$7

      At July 2, 2005 and December 31, 2004, the Company had $1.9 billion of gross receivables outstanding from one customer, Telsim, in Turkey (the “Telsim Loan”). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both July 2, 2005 and December 31, 2004, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and settlement processes will be very lengthy in light of the Uzans’ (the family which previously controlled

Telsim) continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make the Company’s collection efforts more difficult.
      From time to time, the Company sells short-term receivables, long-term loans and lease receivables under sales-type leases (collectively, “financial assets”) to third parties in transactions that qualify as “true-sales.” Total financial assets sold by the Company (including those sold directly to third parties and those sold through short-term receivables programs) were $1.0 billion for the three months ended July 2, 2005 and July 3, 2004 (including $948 million and $992 million, respectively, of short-term receivables), and $1.9 billion for the six months ended July 2, 2005 and July 3, 2004 (including $1.8 billion and $1.9 billion, respectively, of short-term receivables). There were $623 million and $735 million of receivables outstanding under these arrangements at July 2, 2005 and December 31, 2004, respectively (including $492 million and $602 million, respectively, of short-term receivables).
      Certain of the short-term receivables are sold through a separate legal entity, Motorola Receivables Corporation (“MRC”), which is a consolidated subsidiary. MRC sells the receivables to a multi-seller commercial paper conduit. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised), the Company is not required to consolidate this entity. The MRC program provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. There were $200 million of short-term receivables outstanding under the MRC program at July 2, 2005, compared to $255 million outstanding at December 31, 2004. Under the MRC short-term receivables program, 90% of the value of the receivables sold is covered by credit insurance obtained from independent insurance companies. The Company’s total credit exposure to outstanding short-term receivables that have been sold was $17 million and $25 million at July 2, 2005 and December 31, 2004, respectively. Reserves of $4 million have been recorded for potential losses on sold receivables at both July 2, 2005 and December 31, 2004.
      Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $391 million and $294 million at July 2, 2005 and December 31, 2004, respectively. Of these amounts, $276 million and $162 million were supported by letters of credit or by bank commitments to purchase receivables at July 2, 2005 and December 31, 2004, respectively.
      In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company committed to provide financial guarantees relating to customer financing totaling $72 million and $78 million at July 2, 2005 and December 31, 2004, respectively (including $65 million and $70 million, respectively, relating to the sale of short-term receivables). For the three months ended July 2, 2005 and July 3, 2004, no payments were made under the terms of these guarantees. At July 2, 2005, the $7 million of long-term guarantees relating to loans made by third parties are to three customers and are scheduled to expire in 2013. Customer financing guarantees outstanding were $21 million and $29 million at July 2, 2005 and December 31, 2004, respectively (including $18 million and $25 million, respectively, relating to the sale of short-term receivables).

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
      Other: The Company is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than as discussed above with respect to the Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other
      The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification under these types of provisions is $32 million and the Company has accrued $2 million as of July 2, 2005 for certain claims that have been asserted under these provisions.
      In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company.
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

wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles.

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

      Summarized below are the Company’s segment sales and operating earnings (loss) for the three months and six months ended July 2, 2005 and July 3, 2004.

	Three Months Ended			Six Months Ended

	July 2,	July 3,	%	July 2,	July 3,	%
	2005	2004	Change	2005	2004	Change

Segment Sales:
Mobile Devices	$4,901	$3,951	24%	$9,315	$8,104	15%
Networks	1,616	1,571	3	3,273	3,015	9
Government & Enterprise Mobility Solutions	1,658	1,543	7	3,161	2,987	6
Connected Home Solutions	718	533	35	1,380	989	40

	8,893	7,598		17,129	15,095
Other & Eliminations	(68)	(57)		(143)	(113)

	$8,825	$7,541	17	$16,986	$14,982	13

	Three Months Ended

	July 2,	% of	July 3,	% of
	2005	Sales	2004	Sales

Segment Operating Earnings(Loss):
Mobile Devices	$498	10%	$396	10%
Networks	263	16	168	11
Government & Enterprise Mobility Solutions	221	13	214	14
Connected Home Solutions	47	7	38	7

	1,029		816
Other & Eliminations	(47)		(31)

Operating earnings	982	11	785	10
Total other income (expense)	450		(44)

Earnings from continuing operations before income taxes	$1,432		$741

	Six Months Ended

	July 2,	% of	July 3,	% of
	2005	Sales	2004	Sales

Segment Operating Earnings(Loss):
Mobile Devices	$938	10%	$802	10%
Networks	497	15	284	9
Government & Enterprise Mobility Solutions	388	12	423	14
Connected Home Solutions	66	5	63	6

	1,889		1,572
Other & Eliminations	(42)	29	(102)	90

Operating earnings	1,847	11	1,470	10
Total other income	672		5

Earnings from continuing operations before income taxes	$2,519		$1,475

      Other is comprised of: (i) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (ii) the Motorola Credit Corporation, the Company’s wholly-owned finance subsidiary.

10.	Reorganization of Businesses
      The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits Motorola to offer to eligible employees severance benefits based on years of service in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and therefore, such benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

2005 Charges
      For the three months ended July 2, 2005, the Company recorded net reorganization of business charges of $25 million, including $7 million of charges in Costs of Sales and $18 million of charges under Other Charges (Income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $25 million are charges of $29 million, primarily for employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
      For the six months ended July 2, 2005, the Company recorded net reorganization of business charges of $19 million, including $6 million of charges in Costs of Sales and $13 million of charges under Other Charges (Income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $19 million are charges of $29 million, primarily for employee separation costs, partially offset by $10 million of reversals for accruals no longer needed.
      During the three months ended July 2, 2005, the Company initiated employee separation plans in connection with the execution of the previously announced realignment of the Company’s operations into four operating business segments: the Mobile Devices segment, the Networks segment, the Government and

Enterprise Mobility Solutions segment and the Connected Home Solutions segment. Charges of $29 million for employee separation costs relating to these plans were recorded during the three months ended July 2, 2005. These actions will impact approximately 750 employees. The businesses impacted by these actions were the Mobile Devices segment, with charges of $9 million, and the Government and Enterprise Mobility Solutions segment, with charges of $16 million. The remaining charges of $4 million represent associated realignment actions occurring in certain corporate functions.
      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2005 to July 2, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	July 2,
	2005	Charges	Adjustments	Used	2005

Exit costs — lease terminations	$84	$—	$(3)	$(15)	$66
Employee separation costs	46	29	(10)	(30)	35

	$130	$29	$(13)	$(45)	$101

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2005, the Company had an accrual of $84 million for exit costs attributable to lease terminations. The 2005 adjustments of $3 million represent translation adjustments. The $15 million used in 2005 reflects cash payments. The remaining accrual of $66 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at July 2, 2005, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $46 million for employee separation costs, representing the severance costs for approximately 500 employees. The 2005 additional charges of $29 million represent additional costs for approximately an additional 750 employees. The adjustments of $10 million represent reversals of accruals no longer needed.
      During the first half of 2005, approximately 415 employees have been separated from the Company. The $30 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $35 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at July 2, 2005, is expected to be paid to approximately 835 separated employees.

2004 Charges
      For the three months ended July 3, 2004, the Company recorded reversals of $21 million for reserves no longer needed, including $2 million of reversals in Costs of Sales and $19 million of reversals under Other Charges (Income) in the Company’s condensed consolidated statement of operations.
      For the six months ended July 3, 2004, the Company recorded reversals of $34 million for reserves no longer needed, including $3 million of reversals in Costs of Sales and $31 million of reversals under Other Charges (Income) in the Company’s condensed consolidated statement of operations.

      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2004 to July 3, 2004:

	Accruals at	2004		2004	Accruals at
	January 1,	Additional	2004(1)	Amount	July 3,
	2004	Charges	Adjustments	Used	2004

Exit costs — lease terminations	$143	$—	$(3)	$(25)	$115
Employee separation costs	116	—	(23)	(56)	37

	$259	$—	$(26)	$(81)	$152

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2004, the Company had an accrual of $143 million for exit costs attributable to lease terminations. The 2004 adjustments of $(3) million represent reversals of accruals of $11 million for accruals no longer needed, partially offset by an $8 million translation adjustment. The $25 million used in 2004 reflects cash payments. The remaining accrual of $115 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at July 3, 2004.

Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees. The adjustments of $23 million represent reversals of accruals no longer needed.
      During 2004, approximately 1,750 employees were separated from the Company. The $56 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $37 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at July 3, 2004.

11.	Goodwill and Other Intangible Assets
      Amortized intangible assets, excluding goodwill were comprised of the following:

	July 2, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Licensed technology	$112	$103	$112	$102
Completed technology	400	265	414	242
Other Intangibles	116	32	72	23

	$628	$400	$598	$367

      Amortization expense on intangible assets was $16 million and $11 million for the three months ended July 2, 2005 and July 3, 2004, respectively, and $32 million and $21 million for the six months ended July 2, 2005 and July 3, 2004, respectively. Amortization expense is estimated to be $64 million for 2005, $63 million in 2006, $55 million in 2007, $38 million in 2008, and $22 million in 2009.

      The following table displays a rollforward of the carrying amount of goodwill from January 1, 2005 to July 2, 2005, by business segment:

	January 1,			July 2,
Segment	2005	Acquired	Adjustments(1)	2005

Mobile Devices	$17	$—	$—	$17
Networks	251	—	(12)	239
Government & Enterprise Mobility Solutions	257	—	(2)	255
Connected Home Solutions	758	8	6	772

	$1,283	$8	$(8)	$1,283

(1)	Includes translation adjustments.

Motorola, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months and six months ended July 2, 2005 and July 3, 2004, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2004.
Executive Overview

Our Business
      In December 2004, we announced our decision to realign our businesses into four operating business groups. As a result of the previously-announced realignment, effective January 1, 2005, we report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. In the second quarter of 2005, the segment’s net sales represented 56% of the Company’s consolidated net sales and the segment’s operating earnings represented 51% of the Company’s consolidated operating earnings.

•	The Networks segment designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. In addition, the segment designs, manufactures, and sells: (i) embedded communications computing platforms, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In the second quarter of 2005, the segment’s net sales represented 18% of the Company’s consolidated net sales and the segment’s operating earnings represented 27% of the Company’s consolidated operating earnings.

•	The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles. In the second quarter of 2005, the segment’s net sales represented 19% of the Company’s consolidated net sales and the segment’s operating earnings represented 23% of the Company’s consolidated operating earnings.

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems, as well as Internet Protocol-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems, and (v) direct-to-home satellite networks and private networks for business communications. In the second quarter of 2005, the segment’s net sales represented 8% of the Company’s consolidated net sales and the segment’s operating earnings represented 5% of the Company’s consolidated operating earnings.

Second Quarter Highlights

•	Net Sales Increased 17%: Our net sales were $8.8 billion in the second quarter of 2005, up 17% compared to net sales of $7.5 billion in the second quarter of 2004.

•	Operating Earnings Increased 25%: We generated operating earnings of $982 million in the second quarter of 2005, an increase of 25% compared to operating earnings of $785 million in the second quarter of 2004.

•	Earnings From Continuing Operations Increased 53%: We generated earnings from continuing operations of $947 million in the second quarter of 2005, an increase of 53% compared to earnings from continuing operations of $619 million in the second quarter of 2004.

•	Earnings From Continuing Operations of $.38 per Share: Our earnings from continuing operations per diluted common share were $.38 in the second quarter of 2005, compared to earnings from continuing operations per diluted common share of $.25 in the second quarter of 2004.

•	Net Cash* Increased by $1.5 Billion: We increased our net cash position by $1.5 billion during the second quarter of 2005 and ended the quarter with a net cash position of $7.5 billion.
      The 17% increase in net sales in the second quarter of 2005 compared to the second quarter of 2004 reflects increased net sales in all four of our operating segments.

•	In Mobile Devices: Net sales increased by $950 million, or 24%, to $4.9 billion, primarily driven by strong demand for GSM handsets. Since the segment’s growth in unit shipments outpaced overall market growth, the segment believes it increased its overall market share and strengthened its position as the second-largest worldwide supplier of wireless handsets.

•	In Connected Home Solutions: Increased demand for higher-end digital set-top boxes contributed to a $185 million, or 35%, increase in net sales to $718 million.

•	In Government and Enterprise Mobility Solutions: Increased spending by customers in the segment’s government and enterprise markets drove a $115 million, or 7% increase, in net sales to $1.7 billion.

•	In Networks: Increased customer investment in new technologies, including embedded computing systems and wireless broadband, contributed to a $45 million, or 3%, increase in net sales to $1.6 billion.
      The 53% increase in earnings from continuing operations in the second quarter of 2005 compared to the second quarter of 2004 was driven by benefits from many of our key initiatives, including profitable sales growth and continued cost containment, as well as by increased gains from the sales of investments. The key contributors to the increase in earnings were:

•	Increased Gains on Sales of Investments: A $406 million increase in gains from sales of investments, primarily due to $375 million in gains realized from the sale of a portion of our shares of Nextel Communications, Inc.

•	Net Interest Income: Net interest income in the second quarter of 2005 of $4 million, compared to a net interest expense of $60 million in the second quarter of 2004. This change reflects: (i) significantly lower levels of total debt during the second quarter of 2005 compared to the second quarter of 2004, and (ii) an increase in interest income due to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates.

•	Reduced Selling, General and Administrative Expenditures (“SG&A”): Our SG&A expenditures as a percentage of net sales decreased to 11.6% in the second quarter of 2005, compared to 14.5% in the second quarter of 2004, due to the increase in net sales and our continued focus on cost containment and tight control on discretionary spending.
     Looking Forward
      As we discussed at the beginning of 2005, our main focus is the continued pursuit of profitable market share growth. We have aligned our structure to better enable our vision of seamless mobility. With new leaders

*	Net Cash (Net Debt) = Cash and cash equivalents + Sigma funds + Short-term investments — Notes payable and current portion of long- term debt — Long-term debt.

on board, we are expanding our core competencies in supply-chain management and information technology. The right relationships are critical, and we are pursuing those opportunities. Recently, we announced relationships with Microsoft, Oakley, Cisco and Yahoo — leading players in their respective industries. We are pursuing emerging markets while sustaining our leadership in thriving markets. We are continuing to focus and leverage our R&D investments to provide end-to-end seamless mobility solutions.
      Targeted plans for improving our competitive positioning and operating results include:

•	Improve execution — Our new organizational structure was in part designed to enhance our speed and ability to execute on customer commitments.

•	Improve financial performance — We intend to continue strengthening our balance sheet — which is the strongest in decades — and continue improving our cash flow, sales and earnings. In addition, we continue to deploy operational efficiencies to streamline our cost structure and maximize shareholder value.

•	Elevate customer delight and quality — We believe that customers must not only be satisfied, but delighted. Quality metrics and programs have been implemented throughout the Company to help achieve this goal.

•	Offering “WOW” products and end-to-end solutions — Our products and solutions will help us establish Motorola as a world leader in seamless mobility technologies. We are combining our heritage of technology leadership with design leadership to present customers and consumers with innovative solutions.

•	Strengthen our brand and thought leadership — We are investing to position Motorola as a globally recognized symbol of quality and innovation.

•	Refine and execute on strategic direction — We will continue to prioritize our investments in R&D, as well as identify partnerships, alliances and niche technologies to build a strong portfolio.
      We conduct our business in highly-competitive markets, facing both new and established competitors. However, with our new structure and focus in place, we believe we are well positioned to execute our strategy and, in turn, improve our overall business performance, including higher sales, better margins and stronger return on investment.

Results of Operations
(Dollars in millions, except per share amounts)

	Three Months Ended				Six Months Ended

	July 2,	% of	July 3,	% of	July 2,	% of	July 3,	% of
	2005	Sales	2004	Sales	2005	Sales	2004	Sales

Net sales	$8,825		$7,541		$16,986		$14,982
Costs of sales	5,948	67.4%	4,938	65.5%	11,439	67.3%	10,013	66.8%

Gross margin	2,877	32.6%	2,603	34.5%	5,547	32.7%	4,969	33.2%

Selling, general and administrative expenses	1,026	11.6%	1,096	14.5%	2,027	11.9%	2,066	13.8%
Research and development expenditures	851	9.6%	748	9.9%	1,662	9.8%	1,473	9.8%
Other charges (income)	18	0.3%	(26)	(0.3)%	11	0.1%	(40)	(0.3)%

Operating earnings	982	11.1%	785	10.4%	1,847	10.9%	1,470	9.8%

Other income (expense):
Interest income (expense), net	4	0.0%	(60)	(0.8)%	(4)	0.0%	(128)	(0.9)%
Gains on sales of investments and businesses, net	425	4.8%	15	0.2%	664	3.9%	153	1.0%
Other	21	0.3%	1	0.0%	12	0.0%	(20)	(0.1)%

Total other income (expense)	450	5.1%	(44)	(0.6)%	672	3.9%	5	0.0%

Earnings from continuing operations before income taxes	1,432	16.2%	741	9.8%	2,519	14.8%	1,475	9.8%
Income tax expense	485	5.5%	122	1.6%	880	5.2%	390	2.6%

Earnings from continuing operations	947	10.7%	619	8.2%	1,639	9.6%	1,085	7.2%
Loss from discontinued operations, net of tax	(14)	(0.1)%	(822)	(10.9)%	(14)	0.0%	(679)	(4.5)%

Net earnings (loss)	$933	10.6%	$(203)	(2.7)%	$1,625	9.6%	$406	2.7%

Earnings (loss) per diluted common share:
Continuing operations	$0.38		$0.25		$0.66		$0.45
Discontinued operations	(0.01)		(0.33)		(0.01)		(0.27)

	$0.37		$(0.08)		$0.65		$0.18

     Results of Operations — Three months ended July 2, 2005 compared to three months ended July 3, 2004

Net sales
      Net sales were $8.8 billion in the second quarter of 2005, up 17% compared to $7.5 billion in the second quarter of 2004. Net sales increased in all four of the Company’s segments. Net sales by the Mobile Devices segment grew by $950 million to $4.9 billion, driven primarily by a 41% increase in unit shipments, partially offset by a 12% decrease in average selling price (“ASP”). The increase in net sales by the Mobile Devices segment was primarily due to strong demand for GSM handsets. Net sales by the Connected Home Solutions segment grew by $185 million to $718 million, primarily due to increased purchases of digital set-top boxes by cable operators and an increase in ASP due to a mix shift towards higher-end digital set-top boxes. Net sales by the Government and Enterprise Mobility Solutions segment grew by $115 million to $1.7 billion, driven primarily by increased spending by customers in the segment’s government market, driven by homeland security demands, and the segment’s enterprise market, reflecting demand for business-critical communications. Net sales by the Networks segment grew by $45 million to $1.6 billion, supported by increased sales of products in new technologies, including embedded computing systems and wireless broadband.

Gross margin
      Gross margin was $2.9 billion, or 32.6% of net sales, in the second quarter of 2005, compared to $2.6 billion, or 34.5% of net sales, in the second quarter of 2004. Gross margin as a percentage of net sales decreased in the Mobile Devices, Connected Home Solutions and Government Enterprise and Mobility Solutions segments.
      The Company operates in four distinct business segments and these four segments compete in markets and industries with widely varying characteristics. Due to these varying characteristics, gross margin as a percentage of net sales varies widely between each of our segments. Accordingly, the Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in the second quarter of 2005 compared to the second quarter of 2004 can also be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices and Connected Home Solutions segments, since these two segments generate lower gross margins than the overall Company average.

Selling, general and administrative expenses
      Selling, general and administrative (“SG&A”) expenditures decreased 6% to $1.0 billion, or 11.6% of net sales, in the second quarter of 2005, compared to $1.1 billion, or 14.5% of net sales, in the second quarter of 2004. All four of the Company’s segments had decreased SG&A expenditures in the second quarter of 2005 compared to the second quarter of 2004 on both a total and percentage of net sales basis. The decrease in SG&A expenditures was driven primarily by a decrease in employee incentive program accruals. This decrease was partially offset by: (i) increased marketing expenditures in the Mobile Devices segment, and (ii) increased selling and sales support expenditures in all four segments, driven by the 17% increase in total net sales. In an ongoing effort to reduce SG&A expenditures as a percentage of net sales, the Company continues to focus on cost containment and tight control on discretionary spending.

Research and development expenditures
      Research and development (“R&D”) expenditures increased 14% to $851 million, or 9.6% of net sales, in the second quarter of 2005, compared to $748 million, or 9.9% of net sales, in the second quarter of 2004. All four of the Company’s segments had increased R&D expenditures in the second quarter of 2005 compared to the second quarter of 2004, with the largest increase occurring in the Mobile Devices segment. The increase in R&D expenditures was primarily due to an increase in developmental engineering expenditures for new product development and investment in next-generation technologies across all segments. Although R&D expenditures increased, the Company experienced a slight decrease in R&D as a percentage of net sales compared to the second quarter of 2004.

Other charges (income)
      The Company recorded net charges of $18 million in Other Charges (Income) in the second quarter of 2005, compared to net income of $26 million in the second quarter of 2004. The net charge of $18 million in the second quarter of 2005 is primarily related to employee separation activities. The net income of $26 million in the second quarter of 2004 primarily consisted of: (i) $19 million of income related to the reversals of accruals for employee separation activities no longer needed, and (ii) $21 million in income from the reversal of financing receivable reserves due to the partial collection of a previously-uncollected Telsim receivable, partially offset by a $15 million charge for in-process research and development related to the acquisition of Quantum Bridge Communications, Inc. The employee separation costs are discussed in further detail in the “Reorganization of Businesses” section below.

Net interest income (expense)
      Net interest income was $4 million in the second quarter of 2005, compared to net interest expense of $60 million in the second quarter of 2004. The net interest income in the second quarter of 2005 included interest income of $92 million, offset by interest expense of $88 million. Net interest expense in the second quarter of 2004 included interest expense of $91 million, partially offset by interest income of $31 million. The change was due to: (i) significantly lower levels of total debt during the second quarter of 2005 compared to the second quarter of 2004, and (ii) an increase in interest income in the second quarter of 2005 due to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates.

Gains on sales of investments and businesses
      Gains on sales of investments and businesses were $425 million in the second quarter of 2005, compared to $15 million in the second quarter of 2004. In the second quarter of 2005, the net gains were primarily related to a $375 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc. (“Nextel”). In the second quarter of 2004, the net gains were primarily related to a $20 million gain resulting from the reversal of indemnification reserves relating to a previously-sold business.

Other
      The Company recorded net income of $21 million classified as Other, as presented in Other Income (Expense), in the second quarter of 2005, compared to $1 million in the second quarter of 2004. The $21 million in net income in the second quarter of 2005 was primarily comprised of $30 million in income from the repayment of a previously-reserved loan related to Iridium, partially offset by: (i) foreign currency losses of $5 million, and (ii) investment impairment charges of $2 million. The $1 million of net income in the second quarter of 2004 was primarily comprised of $20 million in income related to the recovery of previously-impaired debt holdings in a European cable operator, partially offset by: (i) foreign currency losses of $16 million, and (ii) $5 million in minority interest charges.

Effective tax rate
      The effective tax rate on continuing operations was 34% in the second quarter of 2005, representing a $485 million net tax expense, compared to a 16% effective tax rate on continuing operations in the second quarter of 2004, representing a $122 million net tax expense.
      During the second quarter of 2005, the Company recorded $132 million of tax expense attributable to a $375 million gain on the sale of Nextel stock and a $43 million tax benefit relating to the approval of a favorable tax rate reduction in China for 2004. The tax expense on the Nextel gain and the tax benefit from the tax rate reduction were treated as significant unusual items in the effective tax rate calculation.
      During the second quarter of 2004, the Company recorded the reversal of $197 million of previously-accrued income taxes relating to settlements reached with taxing authorities and non-deductible charges related to the Quantum Bridge acquisition that were treated as significant unusual items. Additionally, during the second quarter of 2004, the Company recorded $40 million in tax expense for U.S. taxes due on foreign earnings not permanently reinvested, where the Freescale separation caused a change in the permanently reinvested amounts. Excluding the tax impact of these items, the tax rates were 37% for the second quarters of both 2005 and 2004.

Earnings from Continuing Operations
      The Company had earnings from continuing operations before income taxes of $1.4 billion in the second quarter of 2005, compared with earnings from continuing operations before income taxes of $741 million in the second quarter of 2004. After taxes, the Company had earnings from continuing operations of $947 million, or $0.38 per diluted share, in the second quarter of 2005, compared with earnings from continuing operations of $619 million, or $0.25 per diluted share, in the second quarter of 2004.

      The $691 million increase in earnings from continuing operations before income taxes in the second quarter of 2005 compared to the second quarter of 2004 is primarily attributed to: (i) a $274 million increase in gross margin, reflecting the $1.3 billion increase in net sales, (ii) a $410 million increase in gains on sales of investments and businesses, due primarily to a $375 million gain from the sale of a portion of the Company’s shares in Nextel in the second quarter of 2005, (iii) a $64 million increase in net interest income, driven primarily by the reduction in total debt and increased interest income due to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates, (iv) a $70 million decrease in SG&A expenditures, and (v) a $21 million decrease in charges classified as Other, primarily due to $30 million in income from the repayment of a previously-reserved Iridium loan. These improvements in operating results were partially offset by: (i) a $103 million increase in R&D expenditures, primarily due to an increase in developmental engineering expenditures for new product development and investment in next-generation technologies across all segments, and (ii) a $44 million increase in Other Charges, primarily related to employee separation activities.
     Results of Operations — Six months ended July 2, 2005 compared to six months ended July 3, 2004

Net sales
      Net sales were $17.0 billion in the first half of 2005, up 13% compared to $15.0 billion in the first half of 2004. Net sales increased in all four of the Company’s segments in the first half of 2005 compared to the first half of 2004. Net sales by the Mobile Devices segment grew by $1.2 billion to $9.3 billion, reflecting a 27% increase in unit shipments, driven by strong demand for GSM handsets, partially offset by a 10% decrease in ASP. Net sales by the Connected Home Solutions segment grew by $391 million to $1.4, billion primarily due to increased purchases of digital set-top boxes by cable operators and an increase in ASP due to a mix shift towards higher-end digital set-top boxes. Net sales by the Networks segment grew by $258 million to $3.3, billion, primarily driven by growth in wireless broadband and embedded computing systems, as well as by growth in wireless infrastructure. Net sales by the Government and Enterprise Mobility Solutions segment grew $174 million to $3.2 billion, reflecting increased spending by customers in the government market, driven by homeland security demands, and the segment’s enterprise market, reflecting demand for business-critical communications.

Gross margin
      Gross margin was $5.5 billion, or 32.7% of net sales, in the first half of 2005, compared to $5.0 billion, or 33.2% of net sales, in the first half of 2004. Gross margin as a percentage of net sales decreased in the Mobile Devices, Connected Home Solutions and Government Enterprise and Mobility Solutions segments. The decrease in overall gross margin as a percentage of net sales in the first half of 2005, compared to the first half of 2004 can also be attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices and Connected Home Solutions segments, since these two segments generate lower gross margins than the overall Company average.

Selling, general and administrative expenses
      Selling, general and administrative (“SG&A”) expenditures decreased by 2% to $2.0 billion, or 11.9% of net sales, in the first half of 2005, compared to $2.1 billion, or 13.8% of net sales, in the first half of 2004. This decrease was driven by a decrease in general expenditures, partially offset by an increase in selling and administrative expenditures. The increase in selling expenditures was primarily due to increased advertising, promotion and marketing expenditures in the Mobile Devices segment to support brand awareness and new product introductions, as well as increased selling and sales support expenditures in all four major segments, driven primarily by the 13% increase in net sales. The decrease in general expenditures was primarily due to: (i) a decrease in overall employee incentive program accruals, and (ii) the partial reversal of financing receivable reserves due to the partial collection of a previously-uncollected receivable. In an ongoing effort to reduce SG&A expenditures as a percentage of net sales, the Company continues to focus on cost containment and tight control on discretionary spending.

Research and development expenditures
      Research and development (“R&D”) expenditures increased 13% to $1.7 billion, or 9.8% of net sales, in the first half of 2005, compared to $1.5 billion, or 9.8% of net sales, in the first half of 2004. All four of the Company’s segments had increased R&D expenditures in the first half of 2005 compared to the first half of 2004, although R&D expenditures as a percentage of net sales decreased in the Networks and Connected Home Solutions segments. The increase in R&D expenditures was primarily due to an increase in developmental engineering expenditures for new product development and investment in next-generation technologies across all segments.

Other charges (income)
      The Company recorded net charges of $11 million in Other Charges (Income) in the first half of 2005, compared to net income of $40 million in the first half of 2004. The net charge of $11 million in the first half of 2005 primarily consists of $13 million in charges related to employee separation activities. The income of $40 million in the first half of 2004 primarily consisted of $31 million in income from the reversal of reserves no longer needed related to employee separation costs and $21 million in income from the reversal of financing receivable reserves due to the partial collection of previously-uncollected Telsim receivable, partially offset by a $15 million charge for in-process research and development related to the acquisition of Quantum Bridge Communications, Inc. The employee separation costs are discussed in further detail in the “Reorganization of Businesses” section below.

Net interest income (expense)
      Net interest expense was $4 million in the first half of 2005, compared to $128 million in the first half of 2004. Net interest expense in the first half of 2005 included interest expense of $164 million, partially offset by interest income of $160 million. Net interest expense in the first half of 2004 included interest expense of $194 million, partially offset by interest income of $66 million. The decrease in net interest expense is primarily attributed to: (i) the significantly lower levels of total debt during the first half of 2005 compared to the first half of 2004, (ii) an increase in interest income due primarily to a higher average cash, cash equivalents and Sigma Funds balances at higher interest rates, and (iii) benefits derived from fixed-to-floating interest rate swaps.

Gains on sales of investments and businesses
      Gains on sales of investments and businesses were $664 million in the first half of 2005, compared to $153 million in the first half of 2004. In the first half of 2005, the net gains were primarily related to a $609 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc. In the first half of 2004, the net gains were primarily related to a $130 million gain on the sale of the Company’s remaining shares in Broadcom Corporation.

Other
      The Company recorded net income of $12 million classified as Other, as presented in Other Income (Expense), in the first half of 2005, compared to net charges of $20 million in the first half of 2004. The $12 million in net income in the first half of 2005 was primarily comprised of: (i) $30 million in income from the repayment of a previously-reserved loan related to Iridium, and (ii) $6 million of equity in net earnings of affiliated companies, partially offset by: (i) $12 million in investment impairment charges, (ii) $10 million in minority interest expense, and (iii) foreign currency losses of $5 million.
      The $20 million of net charges in the first half of 2004 were primarily comprised of: (i) foreign currency losses of $19 million, (ii) $13 million in minority interest charges, and (iii) $9 million in investment impairment charges, partially offset by $20 million in income related to the recovery of a previously-impaired debt holding in a European cable operator.

Effective tax rate
      The effective tax rate on continuing operations was 35% in the first half of 2005, representing an $880 million net tax expense, compared to a 26% effective tax rate on continuing operations in the first half of 2004, representing a $390 million net tax expense.
      During the first half of 2005, the Company recorded $221 million of tax expense attributable to a $609 million gain on the sale of Nextel stock and a $43 million tax benefit relating to the approval of a favorable tax rate reduction in China for 2004. The tax expense on the Nextel gain and tax benefit from the tax rate reduction were treated as significant unusual items in the effective tax rate calculation.
      During the first half of 2004, the Company recorded $50 million of tax expense attributable to: (i) a $130 million gain on the sale of Broadcom stock, (ii) the reversal of $197 million of previously-accrued income taxes relating to settlements reached with taxing authorities, and (iii) non-deductible charges related to the Quantum Bridge acquisition that were treated as significant unusual items. Additionally, during the first half of 2004, the Company recorded $40 million in tax expense for U.S. taxes due on foreign earnings not permanently reinvested, where the Freescale separation caused a change in the permanently reinvested amounts. Excluding the tax impact of these items the tax rates were 37% for the first halves of both 2005 and 2004.

Earnings from Continuing Operations
      The Company had earnings from continuing operations before income taxes of $2.5 billion in the first half of 2005, compared with earnings from continuing operations before income taxes of $1.5 billion in the first half of 2004. After taxes, the Company had earnings from continuing operations of $1.6 billion, or $0.66 per diluted share, in the first half of 2005, compared with earnings from continuing operations of $1.1 billion, or $0.45 per diluted share, in the first half of 2004.
      The $1.0 billion increase in earnings from continuing operations before income taxes in the first half of 2005 compared to the first half of 2004 is primarily attributed to: (i) a $578 million increase in gross margin, reflecting the $2.0 billion increase in net sales, (ii) a $511 million increase in gains on sales of investments and businesses, due primarily to a $609 million gain from the sale of a portion of the Company’s shares in Nextel in the first half of 2005, (iii) a $124 million decrease in net interest expense, driven primarily by the reduction in total debt and increased interest income due to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates, (iv) a $39 million decrease in SG&A expenditures, and (v) a $32 million decrease in charges classified as Other. These improvements in operating results were partially offset by: (i) a $189 million increase in R&D expenditures, primarily due to an increase in developmental engineering expenditures for new product development and investment in next-generation technologies across all segments, and (ii) a $51 million increase in Other Charges.
Reorganization of Businesses
      The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits Motorola to offer to eligible employees severance benefits based on years of service in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and therefore, such benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated.

The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

2005 Charges
      For the three months ended July 2, 2005, the Company recorded net reorganization of business charges of $25 million, including $7 million of charges in Costs of Sales and $18 million of charges under Other Charges (Income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $25 million are charges of $29 million, primarily for employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
      For the six months ended July 2, 2005, the Company recorded net reorganization of business charges of $19 million, including $6 million of charges in Costs of Sales and $13 million of charges under Other Charges (Income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $19 million are charges of $29 million, primarily for employee separation costs, partially offset by $10 million of reversals for accruals no longer needed.
      During the three months ended July 2, 2005, the Company initiated employee separation plans in connection with the execution of the previously announced realignment of the Company’s operations into four operating business segments: the Mobile Devices segment, the Networks segment, the Government and Enterprise Mobility Solutions segment and the Connected Home Solutions segment. Charges of $29 million for employee separation costs relating to these plans were recorded during the three months ended July 2, 2005. These actions will impact approximately 750 employees. The businesses impacted by these actions were the Mobile Devices segment, with charges of $9 million, and the Government and Enterprise Mobility Solutions segment, with charges of $16 million. The remaining charges of $4 million represent associated realignment actions occurring in certain corporate functions.
      The Company expects to realize cost-saving benefits of approximately $17 million during the second half of 2005 from these plans implemented in the second quarter of 2005, representing $4 million of savings in Costs of Sales, $7 million of savings in R&D expenditures, and $6 million of savings in SG&A expenditures. Beyond 2005, the Company expects the plans implemented in the second quarter to provide annualized cost savings of approximately $43 million, representing $9 million of savings from Cost of Sales, $17 million of savings from R&D expenditures, and $17 million of savings in SG&A expenditures.
      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2005 to July 2, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	July 2,
	2005	Charges	Adjustments	Used	2005

Exit costs — lease terminations	$84	$—	$(3)	$(15)	$66
Employee separation costs	46	29	(10)	(30)	35

	$130	$29	$(13)	$(45)	$101

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2005, the Company had an accrual of $84 million for exit costs attributable to lease terminations. The 2005 adjustments of $3 million represent translation adjustments. The $15 million used in 2005 reflects cash payments. The remaining accrual of $66 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at July 2, 2005, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $46 million for employee separation costs, representing the severance costs for approximately 500 employees. The 2005 additional charges of $29 million represent additional costs for approximately an additional 750 employees. The adjustments of $10 million represent reversals of accruals no longer needed.
      During the first half of 2005, approximately 415 employees have been separated from the Company. The $30 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $35 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at July 2, 2005, is expected to be paid to approximately 835 separated employees.

2004 Charges
      For the three months ended July 3, 2004, the Company recorded reversals of $21 million for reserves no longer needed, including $2 million of reversals in Costs of Sales and $19 million of reversals under Other Charges (Income) in the Company’s condensed consolidated statement of operations.
      For the six months ended July 3, 2004, the Company recorded reversals of $34 million for reserves no longer needed, including $3 million of reversals in Costs of Sales and $31 million of reversals under Other Charges (Income) in the Company’s condensed consolidated statement of operations.
      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2004 to July 3, 2004:

	Accruals at	2004		2004	Accruals at
	January 1,	Additional	2004(1)	Amount	July 3,
	2004	Charges	Adjustments	Used	2004

Exit costs — lease terminations	$143	$—	$(3)	$(25)	$115
Employee separation costs	116	—	(23)	(56)	37

	$259	$—	$(26)	$(81)	$152

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2004, the Company had an accrual of $143 million for exit costs attributable to lease terminations. The 2004 adjustments of $(3) million represent reversals of accruals of $11 million for accruals no longer needed, partially offset by an $8 million translation adjustment. The $25 million used in 2004 reflects cash payments. The remaining accrual of $115 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at July 3, 2004.

Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees. The adjustments of $23 million represent reversals of accruals no longer needed.
      During 2004, approximately 1,750 employees were separated from the Company. The $56 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $37 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at July 3, 2004.
Liquidity and Capital Resources
      As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents
      At July 2, 2005, the Company’s cash and cash equivalents aggregated $4.2 billion, compared to $2.8 billion at December 31, 2004. At July 2, 2005, $828 million of the cash and cash equivalents were held in the U.S. and $3.3 billion were held by the Company or its subsidiaries in other countries.
      The Company and its wholly-owned subsidiaries invest most of their excess cash in the Sigma Reserve Funds LLC (the “Sigma Funds”), which are funds similar to a money market fund. Until the first quarter of 2005, the Sigma Funds marketable securities balances were classified together with other money-market type cash investments as Cash and Cash Equivalents. In the first quarter of 2005, to provide enhanced disclosure, the Company reclassified the Sigma Funds out of Cash and Cash Equivalents and into a separate statement line entitled Sigma Funds as described below in “Investing Activities.” The Sigma Funds balance was $8.5 billion at July 2, 2005, compared to $7.7 billion at December 31, 2004. At July 2, 2005, $3.7 billion of the Sigma Funds investments were held in the U.S. and $4.8 billion were held by the Company or its subsidiaries in other countries.
      Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax incentive for U.S. multinationals to repatriate accumulated earnings from their foreign subsidiaries by providing an 85 percent dividends received deduction for certain qualifying dividends. In response to the Act, the Company’s management and board approved a repatriation plan in late July 2005. The Company intends to repatriate approximately $4.4 billion of accumulated earnings during the third and fourth quarters of 2005. In connection with the repatriation, the Company has reassessed its cash position and related tax obligations associated with the remaining undistributed earnings and, accordingly, the Company expects to record, in the third quarter, a net income tax benefit in excess of $200 million.

Operating Activities
      In the first half of 2005, the Company generated positive cash flow from operations of $1.5 billion, compared to $1.4 billion generated in the first half of 2004. The primary contributors to cash flow from operations in the first half of 2005 were: (i) earnings from continuing operations (adjusted for non-cash items) of $1.9 billion, and (ii) a $270 million decrease in inventories. These positive contributors to operating cash flow were partially offset by: (i) a $707 million increase in accounts receivable, (ii) a $28 million increase in other net operating assets, and (iii) a $19 million decrease in accounts payable and accrued liabilities.
      Accounts Receivable: The Company’s net accounts receivable were $5.2 billion at July 2, 2005, compared to $4.5 billion at December 31, 2004. The Company’s days sales outstanding (“DSO”), excluding net long-term finance receivables, were 53 days at July 2, 2005, compared to 46 days at December 31, 2004. The Company’s businesses sell their products in a variety of markets throughout the world. Payment terms can vary widely by market type and geographic location. Accordingly, the Company’s levels of accounts receivable and DSO can be impacted by the timing of sales that are made by its various businesses and by the geographic locations in which those sales are made. The increases in accounts receivable and DSO at the end of the second quarter of 2005 compared to the end of 2004 can be largely attributed to changes in the geographic mix of sales during the quarter.
      Inventory: The Company’s net inventory was $2.3 billion at July 2, 2005, compared to $2.5 billion at December 31, 2004. The Company’s inventory turns were 8.7 at July 2, 2005, compared to 8.9 at December 31, 2004. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers with the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.
      Reorganization of Business: The Company is committed to productivity improvement plans aimed at improving the ability of the Company to meet customer demands and reduce operating costs. The Company has implemented plans designed to adjust our workforce in connection with the execution of the previously-

announced realignment of the Company’s operations into four operating business segments. Cash payments for exit costs and employee separations in connection with the Company’s various plans were $45 million in the first half of 2005, compared to $81 million in the first half of 2004. Of the remaining $101 million of reorganization of business accruals at July 2, 2005, $35 million relates to employee separation costs and is expected to be paid in 2005, and $66 million relates to exit costs, primarily for lease termination obligations, and will result in future cash payments that may extend over several years.
      Benefit Plan Contributions: During the three and six months ended July 2, 2005, contributions of $46 million and $54 million, respectively, were made to the Company’s pension plans. Subsequent to July 2, 2005, additional contributions of $37 million were made to the U.S. pension plan. The Company previously disclosed that aggregate cash contributions to the U.S. pension plan during 2005 were expected to be approximately $150 million. However, recently-proposed Federal pension legislation may lead the Company reduce its cash contribution for 2005. Since the proposed legislation is still pending, the Company will not know its impact on expected contributions until the ultimate resolution of the legislative process. Expected contributions to the Non-U.S. pension plans remain unchanged at $45 million. During the three and six months ended July 2, 2005, contributions of $13 million were made to the postretirement health care fund. Subsequent to July 2, 2005, additional contributions of $13 million were made to the postretirement health care fund.

Investing Activities
      The most significant components of the Company’s investing activities include: (i) proceeds from sales of investments and businesses, (ii) Sigma Funds investments, (iii) strategic acquisitions of, or investments in, other companies, and (iv) capital expenditures.
      Net cash used for investing activities was $110 million for the first half of 2005, as compared to net cash provided of $1.0 billion in the first half of 2004. The $1.1 billion decrease in net cash provided by investing activities in the first half of 2005, compared to the first half of 2004, was primarily due to: (i) a $1.8 billion use of cash for the purchase of Sigma Funds investments, (ii) a $91 million decrease in proceeds received from the disposition of property, plant and equipment, and (iii) a $39 million increase in capital expenditures, partially offset by: (i) a $747 million increase in proceeds from the sales of investments and businesses, (ii) a $11 million increase in proceeds from the sale of short-term investments, and (iii) a $11 million decrease in cash used for acquisitions and investments.
      Sales of Investments and Businesses: The Company received $1.0 billion in proceeds from the sales of investments and businesses in the first half of 2005, compared to proceeds of $267 million in the first half of 2004. The $1.0 billion in proceeds in the first half of 2005 were primarily comprised of: (i) $679 million from the sale of a portion of the Company’s remaining shares in Nextel Communications, Inc., and (ii) $204 million from the sale of a portion of the Company’s remaining shares in Semiconductor Manufacturing International Corporation. The $267 million in proceeds generated in the first half of 2004 were primarily comprised of $216 million from the sale of the Company’s remaining shares in Broadcom Corporation.
      Sigma Funds: The Company used $794 million in net cash for the purchase of Sigma Funds investments in the first half of 2005, compared to $982 million in net proceeds from the sale of Sigma Funds investments in the first half of 2004. The Sigma Funds balance was $8.5 billion at July 2, 2005, compared to $7.7 billion at December 31, 2004. At July 2, 2005, $3.7 billion of the Sigma Funds investments were held in the U.S. and $4.8 billion were held by the Company or its subsidiaries in other countries.
      The Sigma Funds investments are managed by four major outside investment management firms. The Sigma Funds portfolio includes investments in high quality (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date) U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the fund must be 120 days or less with the actual average maturity of the investments being 83 days and 87 days at July 2, 2005 and December 31, 2004, respectively. Certain investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
      Strategic Acquisitions and Investments: The Company used cash for acquisitions and new investment activities of $111 million in the first half of 2005, compared to $122 million used in the first half of 2004. The largest components of the $111 million in cash used during the first half of 2005 were: (i) the acquisition of Sendo by the Mobile Devices segment, (ii) the acquisition of Ucentric Systems, Inc., by the Connected Home Solutions segment, and (iii) funding of joint ventures formed by Motorola and Comcast that will focus on developing the next generation of conditional access technologies. The $122 million of cash used in the first half of 2004 was comprised of: (i) the acquisition of Quantum Bridge Communications, Inc. (“Quantum Bridge”) by the Networks segment, and (ii) the acquisition of the remaining interest of Appeal Telecom of Korea by the Mobile Devices segment.
      Capital Expenditures: Capital expenditures in the first half of 2005 were $237 million, compared to $198 million in the first half of 2004. The largest increase in capital expenditures occurred in the Mobile Devices segment. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.
      Available-For-Sale Securities: In addition to available cash and cash equivalents, Sigma Funds investments and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At July 2, 2005, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.1 billion, with a cost basis of $345 million and a net unrealized gain of $1.8 billion. At December 31, 2004, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.9 billion, with a cost basis of $616 million and a net unrealized gain of $2.3 billion. As described above, the Company received approximately $1.0 billion in proceeds from the sale of available-for-sale securities during the first half of 2005.

Financing Activities
      The most significant components of the Company’s financing activities are: (i) net proceeds from (or repayment of) commercial paper and short-term borrowings, (ii) net proceeds from (or repayment of) long-term debt securities, (iii) the payment of dividends, (iv) proceeds from the issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan, and (v) the purchase of the Company’s common stock under the share repurchase program.
      Net cash provided by financing activities was $5 million in the first half of 2005, compared to $1.3 billion of cash used in the first half of 2004. Cash provided by financing activities in the first half of 2005 was primarily attributable to proceeds of $349 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, partially offset by: (i) $196 million to pay dividends, and (ii) $164 million of cash used for the purchase of the Company’s common stock under the share repurchase program.
      Cash used for financing activities in the first half of 2004 was primarily attributable to: (i) $502 million to repay debt (including commercial paper), (ii) $500 million to redeem all outstanding Trust Originated Preferred Securitiessm (the “TOPrS”), (iii) $371 million in cash used by discontinued operations, and (iv) $185 million to pay dividends, partially offset by $264 million in proceeds received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.
      Short-term Debt: At July 2, 2005, the Company’s outstanding notes payable and current portion of long-term debt was $336 million, compared to $717 million at December 31, 2004. In the fourth quarter of 2004, the $398 million of 6.5% Debentures due 2025 (the “2025 Debentures”) were reclassified to current maturities of long-term debt, as the holders of the debentures had the right to put their debentures back to the Company on September 1, 2005. The notification period for the put was from July 1 to August 1, 2005. As of August 1, $930,000 of the 2025 Debentures had been submitted for redemption on September 1, with the remaining put options expiring unexercised. The remaining $397 million of 2025 Debentures have been reclassified back to long-term debt.
      Net cash proceeds from the sale of commercial paper and short-term borrowings were $16 million in the first half of 2005, compared to net cash proceeds of $4 million in the first half of 2004. At July 2, 2005 the Company had $294 million of outstanding commercial paper, compared to $300 million at December 31, 2004. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2005.
      Long-term Debt: At July 2, 2005, the Company had outstanding long-term debt of $5.0 billion, compared to $4.6 billion at December 31, 2004. The change can be attributed to the reclassification of the 2025 Debentures described above. The Company did not repay any long-term debt in the first half of 2005, compared to net cash used of $1.0 billion in the first half of 2004 to repay debt and the TOPrS.sm
      Although the Company believes that it can continue to access the capital markets in 2005 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the Company’s current levels of outstanding long-term debt, and (ii) the Company’s credit ratings. In addition, many of the factors that affect the Company’s ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company’s control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.
      Redemptions and Repurchases of Outstanding Debt Securities: The Company did not redeem or repurchase any outstanding debt securities in the first half of 2005. In the first half of 2004, the Company repaid, at maturity, the $500 million 6.75% debentures and Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company, redeemed all outstanding TOPrS for an aggregate redemption price of $500 million, plus accrued interest.
      Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. Subject to these factors, the Company has announced a goal to reduce its total debt by $1 billion during the remainder of 2005 and by an additional $1 billion during 2006.
      Share Repurchase Program: On May 18, 2005, the Company announced that its Board of Directors has authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending on May 31, 2008, subject to market conditions. During the second quarter of 2005, the Company spent $164 million to repurchase 9.2 million shares at an average price of $17.86 per share, pursuant to the program. These shares have been retired.
      Credit Ratings: Three independent credit rating agencies, Fitch Investors Service (“Fitch”), Moody’s Investor Services (“Moody’s”), and Standard & Poor’s (“S&P”), assign ratings to the Company’s short-term and long-term debt.
      The following chart reflects the current ratings assigned to the Company’s senior unsecured non-credit enhanced long-term debt and the Company’s commercial paper by each of these agencies.

Long-Term Debt

Name of Rating Agency	Rating	Outlook	Commercial Paper	Date of Last Action

Moody’s	Baa2	stable	P-2	June 2, 2005 (upgrade)
S&P	BBB+	stable	A-2	May 31, 2005 (upgrade)
Fitch	BBB+	positive	F-2	January 20, 2005 (upgrade)

      In June 2005, Moody’s upgraded the Company’s long-term debt rating to “Baa2” with a “stable” outlook from “Baa3” with a “positive” outlook. Moody’s also upgraded the Company’s short-term debt rating to “P-2” from “P-3”. In May 2005, S&P upgraded the Company’s long-term debt rating to “BBB+” with a “stable” outlook from “BBB” with a “positive” outlook. There was no change in the short-term rating of “A-2”. In January 2005, Fitch upgraded the Company’s long-term debt rating to “BBB+” with a “positive” outlook from “BBB” with a “positive” outlook. There was no change in the short-term rating of “F-2”.
      The Company’s debt ratings are considered “investment grade.” If the Company’s senior long-term debt were rated lower than “BBB-” by S&P or Fitch or “Baa3” by Moody’s (which would be a decline of two levels from current Moody’s ratings), the Company’s long-term debt would no longer be considered “investment grade.” If this were to occur, the terms on which the Company could borrow money would become more onerous. The Company would also have to pay higher fees related to its domestic revolving credit facility. The Company has never borrowed under its domestic revolving credit facilities.
      The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. The Company has greatly reduced the amount of its commercial paper outstanding in comparison to historical levels and has maintained commercial paper balances of between $300 million and $500 million for the past four years. This reflects the fact that the market for commercial paper rated “A-2/P-2/F-2” is much smaller than that for commercial paper rated “A-1/P-1/F-1” and commercial paper or other short-term borrowings may be of limited availability to participants in the “A-2/P-2/F-2” market from time-to-time or for extended periods.
      As further described under “Customer Financing Arrangements” below, for many years the Company has utilized a receivables program to sell a broadly-diversified group of short-term receivables, through Motorola Receivables Corporation (“MRC”), to third parties. The obligations of the third parties to continue to purchase receivables under the MRC short-term receivables program could be terminated if the Company’s long-term debt was rated lower than “BB+” by S&P or “Ba1” by Moody’s (which would be a decline of three levels from the current Moody’s rating). If the MRC short-term receivables program were terminated, the Company would no longer be able to sell its short-term receivables in this manner, but it would not have to repurchase previously-sold receivables.

Credit Facilities
      At July 2, 2005, the Company’s total domestic and non-U.S. credit facilities totaled $2.9 billion, of which $107 million was considered utilized. These facilities are principally comprised of: (i) a $1.0 billion three-year revolving domestic credit facility maturing in May 2007 (the “3-Year Credit Facility”) which is not utilized, and (ii) $1.9 billion of non-U.S. credit facilities (of which $107 million was considered utilized at July 2, 2005). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Funds balances and other sources of liquidity, are generally available to support outstanding commercial paper, which was $294 million at July 2, 2005. In order to borrow funds under the 3-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 3-Year Credit Facility include covenants relating to net interest coverage and total debt-to-book capitalization ratios. The Company was in compliance with the terms of the 3-Year Credit Facility at July 2, 2005. The Company has never borrowed under its domestic revolving credit facilities.

Customer Financing Commitments and Guarantees
      Outstanding Commitments: Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $391 million at July 2, 2005, compared to $294 million at December 31, 2004. Of these amounts, $276 million was supported by letters of credit or by bank commitments to purchase receivables at July 2, 2005, compared to $162 million at December 31, 2004. The Company made loans to two customers totaling $20 million during the second quarter of 2005, compared to no loans during the second quarter of 2004.
      Guarantees of Third-Party Debt: In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company has committed to provide financial guarantees relating to customer financing totaling $72 million and $78 million at July 2, 2005 and December 31, 2004, respectively (including $65 million and $70 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $21 million and $29 million at July 2, 2005 and December 31, 2004, respectively (including $18 million and $25 million, respectively, relating to the sale of short-term receivables).
      The Company evaluates its contingent obligations under these financial guarantees by assessing the customer’s financial status, account activity and credit risk, as well as the current economic conditions and historical experience. The $7 million of long-term guarantees discussed above are to three customers and are scheduled to expire in 2013.

Customer Financing Arrangements
      Outstanding Finance Receivables: The Company had net finance receivables of $236 million at July 2, 2005, compared to $170 million at December 31, 2004 (net of allowances for losses of $1.9 billion at July 2, 2005 and $2.0 billion at December 31, 2004). These finance receivables are generally interest bearing, with rates ranging from 3% to 10%. Total interest income recognized on finance receivables was $2 million and $1 million for the second quarters of 2005 and 2004, respectively, and was $4 million and $3 million for the first halves of both 2005 and 2004.
      Telsim Loan: At July 2, 2005 and December 31, 2004, the Company had $1.9 billion of gross receivables outstanding from one customer, Telsim, in Turkey (the “Telsim Loan”). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. At both July 2, 2005 and December 31, 2004, the net receivable from Telsim was zero. Although the Company continues to vigorously pursue its recovery efforts, it believes the litigation, collection and/or settlement process will be very lengthy in light of the Uzans’ (the family which previously controlled Telsim) continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. In addition, the Turkish government has asserted control over Telsim and certain other interests of the Uzans and this may make the Company’s collection efforts more difficult.
      Sales of Receivables and Loans: From time to time, the Company sells short-term receivables, long-term loans and lease receivables under sales-type leases (collectively, “finance receivables”) to third parties in transactions that qualify as “true-sales.” Total finance receivables sold by the Company (including those sold directly to third parties and those sold through short-term receivables programs) were $1.0 billion for the first quarter of 2005 (including $948 million of short-term receivables), compared to $1.0 billion for the second quarter of 2004 (including $992 million of short-term receivables). There were $623 million of receivables outstanding under these arrangements at July 2, 2005 (including $492 million of short-term receivables), compared to $735 million of receivables outstanding at December 31, 2004 (including $602 million of short-term receivables).
      Certain of the short-term receivables described above are sold through a separate legal entity, Motorola Receivables Corporation (“MRC”), which is a consolidated subsidiary. MRC sells the receivables to a multi-seller commercial paper conduit. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised), the Company is not required to consolidate this entity. The MRC program provides for up to $425 million of short-term receivables to be outstanding with third parties at any time. There were $200 million of short-term receivables outstanding under the MRC program at July 2, 2005, compared to

$255 million outstanding at December 31, 2004. Under the MRC short-term receivables program, 90% of the value of the receivables sold is covered by credit insurance obtained from independent insurance companies. The Company’s total credit exposure to outstanding short-term receivables that have been sold was $17 million and $25 million at July 2, 2005 and December 31, 2004, respectively. Reserves of $4 million have been recorded for potential losses on sold receivables at both July 2, 2005 and December 31, 2004.

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
      Legal Matters: The Company has several lawsuits filed against it relating to the Iridium program, as further described under “Part II — Item 1: Legal Proceedings.” While the still pending cases are in various stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
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
Segment Information
      The following commentary should be read in conjunction with the financial results of each reporting segment for the three months and six months ended July 2, 2005 and July 3, 2004 as detailed in Note 9, “Segment Information,” of the Company’s condensed consolidated financial statements.
Mobile Devices Segment
      The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. For the second quarters of 2005 and 2004, the segment’s net sales represented 56% and 52% of the Company’s consolidated net sales, respectively. For the first halves of 2005 and 2004, the segment’s net sales represented 55% and 54% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Six Months Ended

	July 2, 2005	July 3, 2004	% Change	July 2, 2005	July 3, 2004	% Change

(Dollars in millions)
Segment net sales	$4,901	$3,951	24%	$9,315	$8,104	15%
Operating earnings	498	396	26%	938	802	17%

Three months ended July 2, 2005 compared to three months ended July 3, 2004
      In the second quarter of 2005, the segment’s net sales increased 24% to $4.9 billion, compared to $4.0 billion in the second quarter of 2004. The increase in net sales was primarily driven by strong demand for GSM handsets and reflects consumers’ desire for the segment’s compelling products that combine innovative style and leading technology. On a geographic basis, net sales increased in North America, Latin America, Europe and the High Growth region (defined as countries in the Middle East, Africa and South Asia), and declined slightly in North Asia.

      Unit shipments in the second quarter of 2005 increased 41% to 33.9 million units, compared to 24.1 million units in the second quarter of 2004. Since the segment’s increase in unit shipments outpaced overall industry growth, the segment believes it increased its overall market share, both compared to the second quarter of 2004 and sequentially from the first quarter of 2005, and strengthened its position as the second-largest worldwide supplier of wireless handsets. In the second quarter of 2005, average selling price (“ASP”) decreased approximately 12% compared to the second quarter of 2004 and by approximately 5% sequentially from the first quarter of 2005. The decrease in ASP was driven primarily by a higher percentage of sales of lower-tier products in the overall sales mix.
      The segment’s operating earnings increased to $498 million in the second quarter of 2005, compared to operating earnings of $396 million in the second quarter of 2004. The 26% increase in operating earnings was primarily due to: (i) the 24% increase in net sales, and (ii) a decrease in SG&A expenditures, primarily due to a decrease in employee incentive program accruals. These benefits were partially offset by an increase in R&D expenditures, primarily reflecting increased developmental engineering expenditures due to additional investment in new product development.

Six months ended July 2, 2005 compared to six months ended July 3, 2004
      In the first half of 2005, the segment’s net sales increased 15% to $9.3 billion, compared to $8.1 billion in the first half of 2004. The increase in net sales in the first half of 2005 was primarily driven by strong demand for GSM handsets. On a geographic basis, net sales increased in North America, Latin America, Europe and the High Growth region, and declined slightly North Asia.
      The increase in net sales in the first half of 2005 was primarily driven by a large increase in unit shipments, which were 62.6 million units in the first half of 2005, up 27% from 49.4 million units in the first half of 2004. The increase in unit shipments was primarily driven by strong demand for GSM handsets. In the first half of 2005 compared to the first half of 2004, ASP declined 10%. The decrease in ASP was driven primarily by a higher percentage of sales of lower-tier products in the overall sales mix.
      The segment’s operating earnings increased to $938 million in the first half of 2005, compared to operating earnings of $802 million in the first half of 2004. The 17% increase in operating earnings was primarily due to the 15% in net increase sales, partially offset by: (i) an increase in R&D expenditures, primarily reflecting increased developmental engineering expenditures due to additional investment in new product development, and (ii) an increase in SG&A expenditures.
Networks Segment
      The Networks segment designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. In addition, the segment designs, manufactures, and sells: (i) embedded communications computing platforms, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. For the second quarters of 2005 and 2004, the segment’s net sales represented 18% and 21% of the Company’s consolidated net sales, respectively. For the first halves of 2005 and 2004, the segment’s net sales represented 19% and 20% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Six Months Ended

	July 2, 2005	July 3, 2004	% Change	July 2, 2005	July 3, 2004	% Change

(Dollars in millions)
Segment net sales	$1,616	$1,571	3%	$3,273	$3,015	9%
Operating earnings	263	168	57%	497	284	75%

Three months ended July 2, 2005 compared to three months ended July 3, 2004
      In the second quarter of 2005, the segment’s net sales increased 3% to $1.62 billion, compared to $1.57 billion in the second quarter of 2004. On a geographic basis, net sales increased in Europe, Middle East and Africa (“EMEA”) and North America, which offset lower sales in Asia and Latin America. The increase in sales was primarily driven by increased sales of products in new technologies, including embedded computing systems and wireless broadband.
      The segment’s operating earnings increased to $263 million in the second quarter of 2005, compared to operating earnings of $168 million in the second quarter of 2004. The 57% increase in operating earnings was primarily due to: (i) the 3% increase in net sales, (ii) improvements in cost structure, (iii) lower warranty provisions resulting in a decrease in total cost of sales versus the second quarter of 2004, and (iv) a 7% decrease in SG&A expenditures, which was primarily driven by a decrease in employee incentive program accruals. These improvements were partially offset by an increase in R&D expenditures, reflecting increased developmental engineering expenditures due to additional investment in growth businesses of wireline broadband, next-generation platforms and wireless broadband.
      The segment’s gross margin percentages differ among its services, software and equipment businesses, and within the equipment business by the technologies mentioned above. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period.
      During the quarter, Motorola and Verizon announced that the Networks segment was awarded a five-year contract to supply equipment in support of the deployment of next-generation FTTP networks. Motorola’s FTTP technology will help Verizon deliver advanced services, including innovative broadband video entertainment and quality voice services to the homes and businesses served by Verizon’s all-fiber network. As previously announced in late 2004, in a separate multi-year contract, Verizon selected Motorola to help build the video network infrastructure portion of FTTP, providing video network infrastructure, video consumer premise equipment, and integration services.
      During the quarter, Motorola announced a contract with VIBO Telecom of Taiwan for the large-scale, island-wide deployment of its new UMTS network, including an upgrade to High Speed Downlink Packet Access (“HSDPA”) which will further increase download speeds of UMTS and improve the user experience of new, converged services enabled by 3G technology. VIBO plans to launch commercial UMTS service across Taiwan in the fourth quarter of 2005. Under a contract signed earlier this year, Motorola will provide the UMTS Radio Access Network (“UTRAN”), comprehensive support services and mobile devices for VIBO’s 3G network. The network is intended initially to support three million subscribers.

Six months ended July 2, 2005 compared to six months ended July 3, 2004
      In the first half of 2005, the segment’s net sales increased 9% to $3.3 billion, compared to $3.0 billion in the first half of 2004. On a geographic basis, net sales increased in EMEA and North America, which offset lower sales in Asia and Latin America. The increase in sales was primarily driven by growth in wireless broadband and embedded computing systems, as well as by growth in wireless infrastructure.
      The segment’s operating earnings increased to $497 million in the first half of 2005, compared to operating earnings of $284 million in the first half of 2004. The 75% increase in operating earnings was primarily due to: (i) the 9% increase in net sales, (ii) improvements in cost structure, and (iii) lower warranty provisions resulting in a decrease in total cost of sales versus the first half of 2004. This improvement in gross margin was partially offset by: (i) a slight increase in SG&A expenditures, and (ii) an increase in R&D expenditures due to additional investment in the growth businesses of wireline broadband, next-generation platforms and wireless broadband. Although SG&A and R&D expenditures increased in the first half of 2005 compared to the first half of 2004, both decreased as a percentage of net sales.

Government and Enterprise Mobility Solutions Segment
      The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles. For the second quarters of 2005 and 2004, the segment’s net sales represented 19% and 20% of the Company’s consolidated net sales, respectively. For the first halves of 2005 and 2004 the segment’s net sales represented 19% and 20% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Six Months Ended

	July 2, 2005	July 3, 2004	% Change	July 2, 2005	July 3, 2004	% Change

(Dollars in millions)
Segment net sales	$1,658	$1,543	7%	$3,161	$2,987	6%
Operating earnings	221	214	3%	388	423	(8)%

Three months ended July 2, 2005 compared to three months ended July 3, 2004
      In the second quarter of 2005, the segment’s net sales increased 7% to $1.7 billion, compared to $1.5 billion in the second quarter of 2004. The increase in net sales reflects increased spending by customers in the segment’s government and enterprise markets, partially offset by a decrease in net sales by the segment’s automotive electronics business. The increase in net sales in the government market was driven by homeland security demands. Increased net sales in the enterprise market reflect enterprise customers’ demand for business-critical communications. The decrease in net sales in the automotive electronics business was due primarily to weak industry conditions. On a geographic basis, net sales increased in all regions. Motorola remained a global leader in bringing mission-critical communication solutions to first responders for homeland security-related initiatives at the federal, local and state levels. Net sales in the Americas continue to comprise a significant portion of the segment’s business, accounting for 70% of the segment’s net sales in the second quarter of 2005, compared to 72% in the second quarter of 2004.
      The segment reported operating earnings of $221 million in the second quarter of 2005, compared to operating earnings of $214 million in the second quarter of 2004. The 3% increase in operating earnings was primarily due to: (i) a 7% increase in net sales, and (ii) a decrease in SG&A expenditures, primarily due to a reduction in employee incentive program accruals. These increases were partially offset by: (i) a reduction in gross margin as a percentage of net sales, primarily due to price reductions in the automotive electronics business and a product mix shift in the public safety business, (ii) an increase in R&D expenditures, driven by increased investment in next-generation technologies in the government, enterprise and automotive electronics businesses, and (iii) an increase in reorganization of business charges, primarily relating to employee severance. The segment saw operating earnings growth in the government and enterprise markets and a decline in the automotive business compared to the second quarter of 2004.
      The scope and size of systems requested by some of the segment’s government customers continue to increase, including requests for country-wide and state wide systems. These larger systems are more complex and include a wide range of capabilities. Large-system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects.

Six months ended July 2, 2005 compared to six months ended July 3, 2004
      In the first half of 2005, the segment’s net sales increased 6% to $3.2 billion, compared to $3.0 billion in the first half of 2004. The overall increase in net sales reflects increased spending by customers in the segment’s government and enterprise markets, partially offset by a decrease in the automotive electronics market driven primarily by weak industry conditions. The increase in net sales in the government market was driven by homeland security demand. Increased net sales in the enterprise market reflect enterprise customers’ demand for business-critical communications. Net sales in the Americas continue to comprise a significant portion of the segment’s business, accounting for 70% of the segment’s net sales in the first half of 2005, compared to 71% in the first half of 2004.
      The segment reported operating earnings of $388 million in the first half of 2005, compared to operating earnings of $423 million in the first half of 2004. The 8% decrease in operating earnings was primarily due to: (i) a decrease in gross margin as a percentage of net sales resulting from price reductions in the automotive electronics business and a product mix shift in the public safety business, (ii) an increase in R&D expenditures, driven by increased investment in next-generation technologies in the government, enterprise and automotive electronics businesses, and (iii) an increase in reorganization of business charges, primarily relating to employee severance.
Connected Home Solutions Segment
      The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television and broadcast networks, (ii) high-speed data products, including cable modems and cable modem termination systems, as well as Internet Protocol-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems, and (v) direct-to-home satellite networks and private networks for business communications. For the second quarters of 2005 and 2004, the segment’s net sales represented 8% and 7% of the Company’s consolidated net sales, respectively. For the first halves of 2005 and 2004, the segment’s net sales represented 8% and 7% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Six Months Ended

	July 2, 2005	July 3, 2004	% Change	July 2, 2005	July 3, 2004	% Change

(Dollars in millions)
Segment net sales	$718	$533	35%	$1,380	$989	40%
Operating earnings	47	38	24%	66	63	5%

Three months ended July 2, 2005 compared to three months ended July 3, 2004
      In the second quarter of 2005, the segment’s net sales increased 35% to $718 million, compared to $533 million in the second quarter of 2004. The increase in net sales was primarily due to: (i) increased purchases of digital set-top boxes by North American cable operators, and (ii) an increase in ASP due to a mix shift towards higher-end digital set-top boxes. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 87% of the segment’s total net sales in the second quarter of 2005, compared to 81% in the second quarter of 2004.
      In the second quarter of 2005, compared to the second quarter of 2004, net sales of digital set-top boxes increased, due to increases in both ASP and unit shipments. The increases in ASP and unit shipments were driven by increased demand for higher-end products, particularly high definition/digital video recording (“HD/DVR”) set-tops. The segment continued to maintain the largest share of the worldwide market for digital cable set-top boxes.
      The segment reported operating earnings of $47 million in the second quarter of 2005, compared to operating earnings of $38 million in the second quarter of 2004. The 24% increase in operating results was primarily due to: (i) the 35% increase in net sales, and (ii) reduced SG&A expenditures, partially offset by: (i) increased product costs due to increased sales of higher-end products, and (ii) higher R&D expenditures. Although the HD/DVR set-tops carry a higher ASP, the higher costs on the set-top product line caused gross margin as a percentage of sales to decrease in the second quarter of 2005, compared to the second quarter of 2004.

Six months ended July 2, 2005 compared to six months ended July 3, 2004
      In the first half of 2005, the segment’s net sales increased 40% to $1.4 billion, compared to $989 million in the first half of 2004. The 40% increase in net sales was driven by increases in both ASP and unit shipments of digital set-top boxes. Net sales in North America represented 86% of the segment’s total net sales in the first half of 2005, compared to 82% in the first half of 2004.
      The segment reported operating earnings of $66 million in the first half of 2005, compared to operating earnings of $63 million in the first half of 2004. The 5% increase in operating earnings was primarily due to the 40% increase in net sales, but was largely offset by lower margins on new products and higher costs incurred to meet the increased demand for higher-end digital set-tops. The increase in cost of sales was driven by: (i) higher volume of sales of new, higher-tiered products carrying lower margins, and (ii) costs incurred during the first half to meet the rapid demand for high-end set-tops. Although R&D and SG&A expenditures increased, both decreased as a percentage of net sales, primarily due to the increase in net sales, as well as the continued focus on cost containment.
      In the first quarter of 2005, the Company announced the acquisition of privately-held Ucentric Systems, Inc., a provider of media networking software for the connected home. This strategic acquisition enables the segment to actively market connected home software solutions to third-party service providers and consumer electronics manufacturers. Additionally, the software will be available as part of the home media architecture solution for the segment’s advanced and basic digital set-top platforms.
      During the first quarter of 2005, Motorola and Comcast announced they have entered into a broader strategic relationship that includes an agreement for a multi-year set-top commitment. This agreement extended Comcast and Motorola’s agreement for Comcast to purchase set-tops and network equipment, including HD/DVR and standard-definition entry-level set-top models. As part of this strategic relationship, Motorola and Comcast also formed two joint ventures that will focus on developing and licensing the next generation of conditional access technologies.

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
      In the second quarter of 2005, there has been no change in the above critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies.

Recent Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” which is effective for fiscal years ending after December 15, 2005. The interpretation requires a conditional asset retirement obligation to be recognized when the fair value of the liability can be reasonably estimated. The Company does not believe the adoption of this interpretation will have a material impact on the Company’s financial statements.
      In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), a revision to Statement No. 123, “Accounting for Stock-Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At July 2, 2005, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $593 million. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining vesting period of these options. The intent of the Company is to adopt SFAS 123R as of January 1, 2006.
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
      At July 2, 2005 and December 31, 2004, the Company had net outstanding foreign exchange contracts totaling $3.4 billion and $3.9 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of July 2, 2005 and December 31, 2004:

	July 2,	December 31,
Buy (Sell)	2005	2004

Euro	$(1,200)	$(1,588)
Chinese Yuan	(802)	(821)
Canadian Dollar	442	212
Brazilian Real	(356)	(318)
Malaysian Ringgit	128	154
      The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties, which presently have high credit ratings, to fail to meet their obligations.
      On July 21, 2005, the Chinese government stated it would no longer peg its currency to the United States Dollar but instead will let the Yuan float in a tight band against a basket of foreign currencies. The Yuan immediately strengthened as compared to the fixed US Dollar. Motorola has major sales and manufacturing operations in China, as well as the rest of Asia which are impacted by this currency change. At July 2, 2005, the Company has hedged $802 million of our Chinese Yuan currency exposure primarily to cover cash anticipated in the second half of 2005. Based on the Company’s current operations in China, should the Yuan appreciate, the Company expects a small favorable impact on future unhedged results. Similarly, any depreciation of the Yuan will have a small adverse impact.

Interest Rate Risk
      At July 2, 2005, the Company’s short-term debt consisted primarily of $294 million of commercial paper, priced at short-term interest rates. The Company has $5.0 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates.
      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays which interest rate swaps have been entered into at July 2, 2005:

Date Executed	Principal Amount Hedged	Underlying Debt Instrument

	(In millions)
August 2004	$1,200	4.608% notes due 2007
September 2003	725	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	200	6.5% notes due 2008
May 2003	325	5.8% debentures due 2008
May 2003	475	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$3,643

      The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 6.5% for the three months ended July 2, 2005. The fair value of all interest rate swaps at both July 2, 2005 and December 31, 2004, was approximately $3 million. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at July 2, 2005 or December 31, 2004.
      The Company designates its interest rate hedge agreements as hedges for the underlying debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements. In the event the underlying debt instrument matures or is redeemed or repurchased, the Company is likely to terminate the corresponding interest rate swap contracts.
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

Investment Hedge
      In March 2003, the Company entered into three agreements with multiple investment banks to hedge up to 25 million of its shares of Nextel Communications, Inc. (“Nextel”) common stock. The three agreements are to be settled over periods of three, four and five years, respectively. Under these agreements, the Company received no initial proceeds, but has retained the right to receive, at any time during the contract periods, the present value of the aggregate contract “floor” price. Pursuant to these agreements and exclusive of any present value discount, the Company is entitled to receive aggregate proceeds of approximately $333 million. The precise number of shares of Nextel common stock that the Company would deliver to satisfy the contracts is dependent upon the price of Nextel common stock on the various settlement dates. The maximum aggregate number of shares the Company would be required to deliver under these agreements is 25 million and the minimum number of shares is 18.5 million. Alternatively, the Company has the exclusive option to settle the contracts in cash. The Company will retain all voting rights associated with the up to 25 million hedged Nextel shares. Pursuant to customary market practice, the covered shares are pledged to secure the hedge contracts. To reflect the fair value of the Nextel Hedge, the Company recorded $395 million in liabilities (of which $137 million is in Accrued Liabilities and $258 million is in Other Liabilities in the consolidated balance sheets) as of July 2, 2005 and $340 million in Other Liabilities in the consolidated balance sheets as of December 31, 2004. In the first quarter of 2005, a portion of the liability associated with the fair value of the hedge was classified to Accrued Liabilities in the consolidated balance sheet because the three-year tranche of the hedge will settle in March 2006.

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
      (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Business Risks
      Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements in the “Looking Forward” section of our Executive Summary and statements about: (1) future payments, charges, use of accruals and expected cost-saving benefits in connection with reorganization of businesses programs, (2) the Company’s ability and cost to repatriate funds, (3) future contributions by the Company to pension plans or retiree healthcare benefit plans, (4) the level of outstanding commercial paper borrowings, (5) redemptions and repurchases of outstanding securities, (6) the Company’s ability to access the capital markets, (7) the impact on the Company from changes in credit ratings, (8) the adequacy of reserves relating to long-term finance receivables and other contingencies, (9) the Company’s ability to recover amounts owed to it by Telsim, (10) the outcome of ongoing and future legal proceedings, including without limitation, those relating to Iridium and Telsim, (11) the completion and/or impact of acquisitions or divestitures, (12) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (13) future hedging activity and expectations of the Company, (14) the ability of counterparties to financial instruments to perform their obligations, (15) the impact of recent accounting pronouncements on the Company, and (16) income tax benefits to be recognized in connection with the Company’s cash repatriation plans.
      The Company cautions the reader that the factors below and those on pages 70 through 80 of the Company’s 2004 Annual Report on Form 10-K and in its other SEC filings could cause the Company’s actual results to differ materially from those stated in the forward-looking statements. These factors include: (1) the uncertainty of current economic and political conditions, as well as the economic outlook for the telecommunications, broadband and automotive industries; (2) the Company’s ability to continue to increase profitability and market share in its wireless handset business; (3) demand for the Company’s products, including products related to new technologies; (4) the Company’s ability to introduce new products and technologies in a timely manner; (5) risks related to dependence on certain key manufacturing suppliers; (6) risks related to the Company’s high volume of manufacturing and sales in Asia; (7) the Company’s ability to purchase sufficient materials, parts and components to meet customer demand; (8) the creditworthiness of the Company’s customers, particularly purchasers of large infrastructure systems; (9) unexpected liabilities or expenses, including unfavorable outcomes to any pending or future litigation, including without limitation any relating to the Iridium project; (10) the timing and levels at which design wins become actual orders and sales; (11) the impact of foreign currency fluctuations; (12) the Company’s ability to use its deferred tax assets; (13) the impact on the Company from continuing hostilities in Iraq and conflict in other countries; (14) the impact of changes in governmental policies, laws or regulations; (15) the outcome of currently ongoing and future tax matters with the IRS; (16) the Company’s ability to realize expected savings from cost-reduction actions; (17) unforeseen limitations to the Company’s continuing ability to access the capital markets on favorable terms; (18) volatility in the market value of securities held by the Company; (19) the success of alliances and agreements with other companies to develop new products, technologies and services; (20) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits; and (21) changes regarding the actual or assumed performance of the Company’s pension plan.
Part II — Other Information

Item 1.	Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage
      Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones.
      Jerald P. Busse, et al. v. Motorola, Inc. et al., filed October 26, 1995 in the Circuit Court of Cook County, Illinois, is a class action alleging the defendants failed to adequately warn consumers of the alleged dangers of cellular telephones and challenging ongoing safety studies as invasions of privacy. The Circuit Court entered summary judgment in defendants’ favor in 2002. In June 2004, the Illinois Appellate Court affirmed the summary judgment and dismissal of the case. In January 2005, the Illinois Supreme Court denied plaintiffs’ Petition for Leave to Appeal. On May 30, 2005, plaintiffs’ right to file a petition seeking a writ of certiorari to the United States Supreme Court terminated, exhausting all avenues of appeal for the plaintiffs.
      During 2001, the Judicial Panel on Multidistrict Litigation transferred five cases, Naquin, et al., v. Nokia Mobile Phones, et al., Pinney and Colonell v. Nokia, Inc., et al., Gillian et al., v. Nokia, Inc., et al., Farina v. Nokia, Inc., et al., and Gimpelson v. Nokia, Inc., et. al., which allege that the failure to incorporate a remote headset into cellular phones rendered the phones defective and that cellular phones cause undisclosed injury to cells and other health risks, to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation. On March 5, 2003, the MDL Court dismissed the five cases on federal preemption grounds. Plaintiffs appealed and, on March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the lower court’s decisions. In Pinney, Gillian, Farina and Gimpelson, it reversed the finding of federal question jurisdiction and returned the cases to the District Court for the District of Maryland to remand to the respective state courts where the cases were originally filed (respectively, Maryland, New York, Pennsylvania, and Georgia. In Naquin, in federal court on different jurisdictional grounds, it found no federal preemption, reversed the dismissal and remanded the case to the district court for further proceedings. The Naquin case currently remains pending in the District Court of Maryland. Plaintiffs and defendants have agreed to a stay of the Pinney, Gillian, Farina, Gimpelson and Naquin cases pending resolution of any proceedings before the United States Supreme Court.
      During 2002, the MDL panel transferred and consolidated six additional cases, Murray v. Motorola, Inc., et al., Agro et. al., v. Motorola, Inc., et al., Cochran et. al., v. Audiovox Corporation, et al., Schofield et al., v. Matsushita Electric Corporation of America, et al., each of which alleges that use of a cellular phone caused a malignant brain tumor, Dahlgren v. Motorola, Inc., et al., which alleges that defendants manufactured and sold cell phones that increase the risk of adverse cellular reaction and or cellular dysfunction and failed to disclose biological effects, and Brower v. Motorola, Inc., et al., which contains allegations similar to Murray and Dahlgren, with the MDL Proceeding. On July 19, 2004, the District Court for the District of Maryland

found that there was no federal court jurisdiction over Murray, Agro, Cochran and Schofield and remanded those cases to the Superior Court for the District of Columbia. On November 30, 2004, defendants moved to dismiss the Murray, Agro, Cochran and Schofield complaints. That motion remains pending before the Superior Court for the District of Columbia. On June 10, 2005, the Dahlgren case was also remanded to the Superior Court for the District of Columbia. The Brower case remains pending in the District Court of Maryland. The parties have agreed to stay proceedings in the Dahlgren and Brower cases pending resolution of any proceeding before the United States Supreme Court.

Case relating to Two-Way Radio Usage
      On January 23, 2004, Motorola was added as a co-defendant with New York City in Virgilio et al. v. Motorola et al., filed in the United States District Court for the Southern District of New York. The suit was originally filed in December 2003 (against New York City alone) on behalf of twelve New York City firefighters who died in the attack on the World Trade Center on September 11, 2001. On March 10, 2004, the court, to which all September 11 litigation has been assigned, granted Motorola’s and the other defendant’s motion to dismiss the complaint on the grounds that all of the Virgilio plaintiffs had filed claims with the September 11th Victims’ Compensation Fund, that the statutory scheme clearly required injured parties to elect between the remedy provided by this Fund and the remedy of traditional litigation and that plaintiffs, by pursuing the Fund, had chosen not to pursue litigation. On April 12, 2004, plaintiffs appealed to the United States Court of Appeals for the Second Circuit; and on April 29, 2005, a panel of the Second Circuit unanimously affirmed the decision of the lower court dismissing the case as to Motorola and New York City. On July 15, 2005, the Second Circuit denied the plaintiffs’ petition for rehearing and rehearing en banc. This concludes the appellate case before the Second Circuit.

Iridium-Related Cases

Shareholder Derivative Case
      M&C Partners III v. Galvin, et al., filed January 10, 2002, in the Circuit Court of Cook County, Illinois, is a shareholder derivative action filed derivatively on behalf of Motorola against fifteen current and former members of the Motorola Board of Directors and Motorola as a nominal defendant. The lawsuit alleges that the Motorola directors breached their fiduciary duty to the Company and/or committed gross mismanagement of Motorola’s business and assets by allowing Motorola to engage in improper practices with respect to Iridium. In October 2003, the court dismissed plaintiff’s amended complaint in its entirety without prejudice. In May 2004, plaintiff filed a motion for leave to file a second amended complaint and served a demand on the Motorola Board of Directors to investigate the alleged wrongful conduct. At a July 10, 2004 Special Board Meeting, Motorola’s Board appointed a Board investigatory committee to: (i) evaluate the plaintiff’s demand, and (ii) report back to the Board with a recommendation. On July 26, 2005, Motorola’s Board rejected plaintiff’s demand letter, based on information provided and recommendations made by the Board investigatory committee, and the Board’s consideration of the matters and allegations raised by plaintiff’s demand letter and proposed second amended derivative complaint.
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

U.S. Case
      On January 28, 2002, Motorola Credit Corporation (“MCC”), a wholly-owned subsidiary of Motorola, initiated a civil action with Nokia Corporation (“Nokia”), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as one of their employees and controlled companies, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws including Illinois common law fraud and the Racketeer Influenced and Corrupt Organizations Act, commonly known as “RICO.” The suit was filed in the United States District Court for the Southern District of New York (the “U.S. District Court”). The U.S. District Court issued its final ruling on July 31, 2003 as described below.
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
      On November 5, 2004, defendants filed a petition for rehearing and rehearing en banc by the entire Appellate Court. On December 16, 2004, the Appellate Court denied the Uzans’ petition for rehearing and rehearing en banc with respect to the Appellate Court’s October 22, 2004 decision affirming the July 31, 2003 judgment as to compensatory damages of $2.13 billion. The mandate was issued by the Second Circuit on December 30, 2004, making this decision final. A remand to the district court on the issues on which the Appellate Court requested clarification is pending. On May 16, 2005, defendants petition seeking a writ of certiorari to the United States Supreme Court was denied by the Supreme Court, exhausting all avenues of appeal for the defendants.
     Foreign Proceedings
      On June 15, 2005, the arbital panel ruled in MCC’s favor regarding its request for a further award of $1.73 billion, plus interest and default charges, in the arbitration pending between Telsim and MCC in Switzerland at the Zurich Chamber of Commerce concerning the amounts due by Telsim to MCC under the various financing arrangements. The panel rejected Telsim’s defenses and, after a fully contested proceeding, issued an award that is now valued at approximately of $2.5 billion (including accumulating interest) in MCC’s favor against Telsim.
      In the arbitration between Motorola and the government of Turkey pending in Washington, D.C., brought under a United States-Turkey bilateral investment treaty, before the International Centre for the Settlement of Investment Disputes (“ICSID”), a schedule was set for a final hearing in February 2006 and a final decision by May 2006. Motorola’s claim against the Turkish government, which currently controls Telsim and claims priority over Motorola’s interest in Telsim, is that the Turkish government has “expropriated” Motorola’s investment in Telsim by taking over Telsim, obtaining injunctions purportedly prohibiting Telsim from paying MCC’s debt, and passing legislation requiring that Telsim be sold and that the proceeds of the sale be distributed first to the Turkish government, in priority over MCC’s claims. Motorola seeks, among other things, a judgment in the amount of $2 billion.
      On June 22, 2005, in Motorola’s proceedings against certain members of the Uzan family before the United Kingdom’s High Court of Justice, Queen’s Bench Division (the “UK Court”), a final judgment was entered against Aysegul Akay giving MCC possession of Akay’s UK assets (pursuant to the final judgment obtained against her and her brother Cem Uzan on December 6, 2004 in the UK Court), including real estate worth approximately $8.5 million. Motorola will now be able to sell this real estate.
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

In re Adelphia Communications Corp. Securities and Derivative Litigation
      On December 22, 2003, Motorola was named as a defendant in two cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation (the “Adelphia MDL”). The Adelphia MDL consists of at least twelve individual cases and one purported class action that were filed in or have been transferred to the United States District Court for the Southern District of New York. First, Motorola was named as a defendant in the Second Amended Complaint in the individual case of W.R. Huff Asset Management Co. L.L.C. v. Deloitte & Touche, et al. This case was originally filed by W.R. Huff Asset Management Co. L.L.C. on June 7, 2002, in the United States District Court for the Western District of New York and was subsequently transferred to the Southern District of New York as related to the Adelphia MDL. Several other individual and corporate defendants are also named in the amended complaint along with Motorola. As to Motorola, the complaint alleges a claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks recovery of the consideration paid by plaintiff for Adelphia debt securities, compensatory damages, costs and expenses of litigation and other relief. Motorola filed a motion to dismiss this complaint on March 8, 2004.
      On October 25, 2004, Motorola was named in a complaint filed in state court in Fulton County, Georgia, naming Motorola and Scientific Atlanta and certain officers of Scientific Atlanta, AIG DKR SoundShore Holdings, Ltd., et al. v. Scientific Atlanta, et al. The complaint raises claims under Georgia law of conspiracy to defraud and generally makes the same allegations as the other previously disclosed cases relating to the Adelphia MDL that have already been filed or transferred to the Southern District of New York. On November 22, 2004, Motorola filed a petition to remove the state court case to federal court in Georgia and a notice with the Multi-District Panel requesting the case be transferred to the Southern District of New York. On January 5, 2005, the Multi-District Panel issued a conditional transfer order, transferring the case to the Southern District of New York. On January 20, 2005, the plaintiffs filed an objection before the Multi-District Panel, contesting the conditional transfer order. Motorola has filed an opposition brief to their objection. On April 18, 2005, the Judicial Panel on Multi-District Litigation issued an order denying plaintiffs’ motion to vacate the conditional transfer order and directed that the case be transferred to the Southern District of New York. On June 27, 2005, the Southern District of New York denied plaintiff’s motion to remand the cases back to state court.
      See Part I, Item 3 of the Company’s Form 10-K for the fiscal year ended on December 31, 2004 as well as Part II, Item 1 of the Company’s Form 10-Q for the fiscal quarter ended April 2, 2005 for additional disclosures regarding pending matters.
      Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed in the Company’s most recent Form 10-K and Form 10-Q for the quarter ended April 2, 2005 with respect to the Iridium cases, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      (c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 2, 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

						(d)Maximum Number
					(c)Total Number of	(or Approximate Dollar
					Shares Purchased	Value) of Shares that
	(a)Total Number				as Part of Publicly	May Yet Be Purchased
	of Shares		(b)Average Price		Announced Plans or	Under the Plans or
Period	Purchased(1)		Paid per Share(1)		Programs	Programs

4/2/05 to 4/30/05.	1,767	(2)	$15.78	(2)	—	—
5/01/05 to 5/28/05	1,503,210	(2)	$17.33	(2)	1,500,000	$3,974,010,590
5/29/05 to 7/2/05.	7,660,000		$17.96		7,660,000	$3,836,447,500

Total	9,164,997		$17.86	(2)	9,160,000

(1)	On May 18, 2005, the Company announced that its Board of Directors authorized the Company to repurchase up to $4.0 billion of its outstanding shares of common stock over a 36-month period ending on May 31, 2008, subject to market conditions (the “Stock Repurchase Program”).

(2)	In addition to purchases under the Stock Repurchase Program, included in this number are transactions involving the delivery to the Company of shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees under the Company’s equity compensation plans.

Item 3.	Defaults Upon Senior Securities.
      Not applicable

Item 4.	Submission of Matters to Vote of Security Holders.
      Not applicable

Item 5.	Other Information.
      Not applicable

Item 6.	Exhibits

Exhibit
No.	Description

10.40	Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003, as amended as of July 27, 2005.
31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By: /s/ Steven J. Strobel

Steven J. Strobel

Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer of the Registrant)
Date: August 9, 2005

EXHIBIT INDEX

Exhibit
No.	Description

10.40	Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003, as amended as of July 27, 2005.
31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.