Form 10-Q
period 2005-10-01
MOTOROLA INC
filed 2005-11-08
CIK 68505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended October 1, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 1, 2005:

Class	Number of Shares

Common Stock; $3 Par Value	2,490,794,618

Part I — Financial Information
Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net sales	$9,424	$7,499	$26,410	$22,481
Costs of sales	6,396	4,926	17,835	14,939

Gross margin	3,028	2,573	8,575	7,542

Selling, general and administrative expenses	1,021	1,042	3,048	3,108
Research and development expenditures	857	771	2,519	2,244
Other charges	50	116	61	76

Operating earnings	1,100	644	2,947	2,114

Other income (expense):
Interest income (expense), net	20	(48)	16	(175)
Gains on sales of investments and businesses, net	1,266	195	1,930	348
Other	(105)	(98)	(93)	(118)

Total other income	1,181	49	1,853	55

Earnings from continuing operations before income taxes	2,281	693	4,800	2,169
Income tax expense	531	267	1,411	657

Earnings from continuing operations	1,750	426	3,389	1,512
Earnings (loss) from discontinued operations, net of tax	1	53	(13)	(626)

Net earnings	$1,751	$479	$3,376	$886

Earnings (loss) per common share
Basic:
Continuing operations	$0.71	$0.18	$1.38	$0.64
Discontinued operations	0.00	0.02	(0.01)	(0.26)

	$0.71	$0.20	$1.37	$0.38

Diluted:
Continuing operations	$0.69	$0.18	$1.35	$0.63
Discontinued operations	0.00	0.02	(0.01)	(0.26)

	$0.69	$0.20	$1.34	$0.37

Weighted average common shares outstanding
Basic	2,480.6	2,359.6	2,463.4	2,349.6
Diluted	2,547.0	2,466.0	2,514.7	2,463.3
Dividends per share	$0.04	$0.04	$0.12	$0.12
See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	October 1,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Cash and cash equivalents	$2,856	$2,846
Sigma funds	9,732	7,710
Short-term investments	143	152
Accounts receivable, net	5,660	4,525
Inventories, net	2,302	2,546
Deferred income taxes	966	1,541
Other current assets	2,163	1,795

Total current assets	23,822	21,115

Property, plant and equipment, net	2,303	2,332
Investments	2,477	3,241
Deferred income taxes	2,930	2,353
Other assets	1,930	1,881

Total assets	$33,462	$30,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$344	$717
Accounts payable	3,597	3,330
Accrued liabilities	7,417	6,559

Total current liabilities	11,358	10,606

Long-term debt	3,975	4,578
Other liabilities	2,363	2,407
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value
Issued shares: 2005 — 2492.3; 2004 — 2447.8
Outstanding shares: 2005 — 2490.8; 2004 — 2447.8	7,477	7,343
Additional paid-in capital	4,638	4,321
Retained earnings	4,802	1,722
Non-owner changes to equity	(1,151)	(55)

Total stockholders’ equity	15,766	13,331

Total liabilities and stockholders’ equity	$33,462	$30,922

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In millions, except per share amounts)

		Non-Owner Changes to Equity

		Fair Value
	Common	Adjustment	Foreign
	Stock and	to Available	Currency	Other
	Additional	for Sale	Translation	Items,		Comprehensive
	Paid-In	Securities,	Adjustments,	Net of	Retained	Earnings
	Capital	Net of Tax	Net of Tax	Tax	Earnings	(Loss)

Balances at December 31, 2004	$11,664	$1,417	$(139)	$(1,333)	$1,722
Net earnings					3,376	$3,376
Net unrealized losses on securities (net of tax of $815)		(1,326)				(1,326)
Foreign currency translation adjustments (net of tax of $37)			(58)			(58)
Issuance of common stock and stock options exercised	968
Share repurchase program	(517)
Net unrealized gain on derivative instruments (net of tax of $161)				288		288
Dividends declared ($0.12 per share)					(296)

Balances at October 1, 2005	$12,115	$91	$(197)	$(1,045)	$4,802	$2,280

See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended

	October 1,	October 2,
	2005	2004

Operating
Earnings from continuing operations	$3,389	$1,512
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	453	485
Charges for reorganization of businesses and other	145	89
Gains on sales of investments and businesses, net	(1,930)	(348)
Deferred income taxes	820	293
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,133)	(541)
Inventories	243	(364)
Other current assets	(370)	(414)
Accounts payable and accrued liabilities	963	1,349
Other assets and liabilities	(1)	289

Net cash provided by operating activities	2,579	2,350

Investing
Acquisitions and investments, net	(140)	(261)
Proceeds from sales of investments and businesses	1,118	497
Capital expenditures	(416)	(327)
Proceeds from sale of property, plant and equipment	36	133
Proceeds from sales of (purchases of) Sigma funds investments, net	(2,022)	299
Proceeds from sales of (purchases of) short-term investments	9	(14)

Net cash provided by (used for) investing activities	(1,415)	327

Financing
Net proceeds from (repayment of) commercial paper and short-term borrowings	25	(7)
Repayment of debt, net	(1,131)	(2,271)
Redemption of TOPrS	—	(500)
Issuance of common stock	839	295
Purchase of common stock	(517)	—
Payment of dividends	(294)	(280)
Distributions from discontinued operations	—	1,232

Net cash used for financing activities	(1,078)	(1,531)

Effect of exchange rate changes on cash and cash equivalents	(76)	(10)

Discontinued Operations
Net cash provided by discontinued operations	—	2,086

Net increase in cash and cash equivalents	10	3,222
Cash and cash equivalents, beginning of period (includes $87 million at January 1, 2004 from discontinued operations)	2,846	1,689

Cash and cash equivalents, end of period (includes $2,173 million at October 2, 2004 from discontinued operations)	$2,856	$4,911

Cash paid during the period for:
Interest, net	$29	$222
Income taxes, net of refunds	558	299
See accompanying notes to condensed consolidated financial statements.

Motorola, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except as noted)

1.	Basis of Presentation
      The condensed consolidated financial statements as of October 1, 2005 and for the three months and nine months ended October 1, 2005 and October 2, 2004, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of October 1, 2005 and for all periods presented.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. The results of operations for the three months and nine months ended October 1, 2005 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2005 presentation.
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
      The following table displays summarized information for discontinued operations for the three months and nine months ended October 1, 2005 and October 2, 2004:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net sales (including sales to other Motorola businesses of $305 and $883 for the three months and nine months ended October 2, 2004, respectively)	$—	$1,125	$—	$3,404
Operating earnings (loss)	1	74	(8)	271
Earnings (loss) before income taxes	1	34	(8)	275
Income tax expense (income)	—	(19)	5	901
Earnings (loss) from discontinued operations, net of tax	1	53	(13)	(626)

2.	Other Financial Data
Statement of Operations Information

Other Charges
      Other Charges included in Operating Earnings consist of the following:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Other Charges:
Reorganization of businesses	$57	$49	$70	$18
Recoveries of potentially uncollectible finance receivables	(7)	—	(11)	(21)
In-process research & development	—	4	2	19
Goodwill impairment	—	67	—	67
Other	—	(4)	—	(7)

	$50	$116	$61	$76

Other Income (Expense)
      The following table displays the amounts comprising Interest Income (Expense), net, and Other included in Other Income (Expense) in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Interest Income (Expense), net:
Interest expense	$(88)	$(83)	$(252)	$(277)
Interest income	108	35	268	102

	$20	$(48)	$16	$(175)

Other:
Investment impairments	$(9)	$(13)	$(21)	$(22)
Repayment of previously-reserved Iridium loan	—	—	30	—
TOPrS redemption costs	—	—	—	(14)
Debt retirement	(137)	(81)	(137)	(81)
Sprint/Nextel derivative	58	—	58	—
Foreign currency loss	(14)	(13)	(19)	(30)
Other	(3)	9	(4)	29

	$(105)	$(98)	$(93)	$(118)

Earnings Per Common Share
      The following table presents the computation of basic and diluted earnings per common share from both continuing operations and net earnings, which includes discontinued operations:

	Three Months Ended

	Continuing Operations		Net Earnings

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Basic earnings per common share:
Earnings	$1,750	$426	$1,751	$479
Weighted average common shares outstanding	2,480.6	2,359.6	2,480.6	2,359.6

Per share amount	$0.71	$0.18	$0.71	$0.20

Diluted earnings per common share:
Earnings	$1,750	$426	$1,751	$479
Add: Interest on equity security units, net	—	13	—	13

Earnings as adjusted	$1,750	$439	$1,751	$492

Weighted average common shares outstanding	2,480.6	2,359.6	2,480.6	2,359.6
Add effect of dilutive securities:
Stock options/restricted stock	66.4	37.0	66.4	37.0
Equity security units	—	69.4	—	69.4

Diluted weighted average common shares outstanding	2,547.0	2,466.0	2,547.0	2,466.0

Per share amount	$0.69	$0.18	$0.69	$0.20

	Nine Months Ended

	Continuing Operations		Net Earnings

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Basic earnings per common share:
Earnings	$3,389	$1,512	$3,376	$886
Weighted average common shares outstanding	2,463.4	2,349.6	2,463.4	2,349.6

Per share amount	$1.38	$0.64	$1.37	$0.38

Diluted earnings per common share:
Earnings	$3,389	$1,512	$3,376	$886
Add: Interest on equity security units, net	—	39	—	39

Earnings as adjusted	$3,389	$1,551	$3,376	$925

Weighted average common shares outstanding	2,463.4	2,349.6	2,463.4	2,349.6
Add effect of dilutive securities:
Stock options/restricted stock	51.3	43.8	51.3	43.8
Equity security units	—	69.4	—	69.4
Zero coupon notes due 2009	—	.5	—	.5

Diluted weighted average common shares outstanding	2,514.7	2,463.3	2,514.7	2,463.3

Per share amount	$1.35	$0.63	$1.34	$0.37

      In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months and nine months ended October 1, 2005 and October 2, 2004, out-of-the-money stock options were excluded because their inclusion would have been antidilutive.
Balance Sheet Information

Sigma Funds
      The Company and its wholly-owned subsidiaries invest most of their excess cash in two Sigma Reserve funds (the “Sigma Funds”), which are funds similar to a money market fund. Until the first quarter of 2005, the Sigma Funds marketable securities balances were classified together with other money-market type cash investments as Cash and Cash Equivalents. In the first quarter of 2005, to provide enhanced disclosure, the Company reclassified the Sigma Fund investments out of Cash and Cash Equivalents and into a separate statement line entitled Sigma Funds.
      The Sigma Funds portfolios are managed by four major outside investment management firms and include investments in high quality (rated at least A/ A-1 by S&P or A2/ P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the funds must be 120 days or less with the actual average maturity of the investments being 80 days and 87 days at October 1, 2005 and December 31, 2004, respectively. The Company values investments in the Sigma Funds using the amortized cost method, which approximates current market value. Under this method, securities are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the security. Certain investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Sigma Funds balance was $9.7 billion and $7.7 billion at October 1, 2005 and December 31, 2004, respectively.

Accounts Receivable
      Accounts Receivable, net, consists of the following:

	October 1,	December 31,
	2005	2004

Accounts receivable	$5,797	$4,707
Less allowance for doubtful accounts	(137)	(182)

	$5,660	$4,525

Inventories
      Inventories, net, consist of the following:

	October 1,	December 31,
	2005	2004

Finished goods	$1,068	$1,429
Work-in-process and production materials	1,726	1,665

	2,794	3,094
Less inventory reserves	(492)	(548)

	$2,302	$2,546

Property, Plant, and Equipment
      Property, Plant and Equipment, net, consists of the following:

	October 1,	December 31,
	2005	2004

Land	$195	$200
Building	1,929	1,959
Machinery and equipment	6,168	6,222

	8,292	8,381
Less accumulated depreciation	(5,989)	(6,049)

	$2,303	$2,332

      Depreciation expense for the three months ended October 1, 2005 and October 2, 2004 was $132 million and $141 million, respectively. Depreciation expense for the nine months ended October 1, 2005 and October 2, 2004 was $395 million and $419 million, respectively.

Investments
      Investments consist of the following:

	October 1,	December 31,
	2005	2004

Available-for-sale securities:
Cost basis	$1,003	$616
Gross unrealized gains	241	2,296
Gross unrealized losses	(93)	(7)

Fair value	1,151	2,905
Other securities, at cost	1,186	213
Equity method investments	140	123

	$2,477	$3,241

      For the three months ended October 1, 2005 and October 2, 2004, the Company recorded impairment charges of $9 million and $13 million, respectively, representing other-than-temporary declines in the value of its investment portfolio. For the nine months ended October 1, 2005 and October 2, 2004, the Company recorded impairment charges of $21 million and $22 million, respectively, representing other-than-temporary declines in the value of its investment portfolio.
      On August 12, 2005, Sprint Corporation (“Sprint”) completed its merger with Nextel Communications, Inc. (“Nextel”). In connection with the merger, Motorola received 31.7 million voting shares and 37.6 million non-voting shares of Sprint Nextel Corporation (“Sprint Nextel”), as well as $46 million in cash, in exchange for its 54.7 million shares in Nextel. As a result of the merger, Motorola recognized a net $1.3 billion pre-tax gain, representing a $1.7 billion pre-tax gain on the cash and shares of Sprint Nextel it received in exchange for its Nextel shares, partially offset by a $418 million pre-tax loss relating to its hedge of 25 million shares of Nextel Class A common stock.
      Gains on Sales of Investments and Businesses, net, consist of the following:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Gains on sales of investments	$1,269	$195	$1,917	$334
Gains (losses) on sales of businesses	(3)	—	13	14

	$1,266	$195	$1,930	$348

      The $1.3 billion of gains on sales of investments for the three months ended October 1, 2005 are primarily comprised of a gain recognized on the remaining portion of the Company’s shares in Nextel when Sprint completed its merger with Nextel in August 2005. The $1.9 billion of gains on sales of investments for the nine months ended October 1, 2005 are primarily comprised of the $1.3 billion gain recognized in connection with the completion of Sprint’s merger with Nextel and a $609 million gain on the sale of a portion of the Company’s shares of Nextel during the first half of 2005. The $195 million in gains on sales of investments for the three months ended October 2, 2004 is primarily comprised of a $122 million gain on the sale of shares of Nextel and a $68 million gain on the sale of Nextel Partners, Inc. (“Nextel Partners”). The $334 million of gains on sales of investments for the nine months ended October 2, 2004, are primarily comprised of a $130 million gain on the sale of shares of Broadcom Corporation, a $122 million gain on the sale of shares of Nextel and a $68 million gain on the sale of shares of Nextel Partners.

Other Assets
      Other Assets consist of the following:

	October 1,	December 31,
	2005	2004

Long-term finance receivables, net of allowances of $1,916 and $1,966	$152	$87
Goodwill	1,280	1,283
Intangible assets, net of accumulated amortization of $425 and $375	217	233
Other	281	278

	$1,930	$1,881

Accrued Liabilities
      Accrued Liabilities consist of the following:

	October 1,	December 31,
	2005	2004

Compensation	$979	$1,349
Customer reserves	1,151	857
Deferred revenue	399	360
Warranty reserves	494	500
Customer downpayments	397	412
Contractor payables	895	287
Tax liabilities	519	387
Other	2,583	2,407

	$7,417	$6,559

Other Liabilities
      Other Liabilities consist of the following:

	October 1,	December 31,
	2005	2004

Defined benefit plans	$1,518	$1,481
Equity derivative liabilities	235	340
Postretirement health care plan	70	100
Other	540	486

	$2,363	$2,407

Stockholders’ Equity Information

Comprehensive Earnings (Loss)
      The net unrealized gains (losses) on securities included in Comprehensive Earnings (Loss) are comprised of the following:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Gross unrealized losses on securities, net of tax	$(239)	$(55)	$(166)	$(128)
Less: Realized gains on securities, net of tax	784	118	1,160	230

Net unrealized losses on securities, net of tax	$(1,023)	$(173)	$(1,326)	$(358)

Share Repurchase Program
      On May 18, 2005, the Company announced that its Board of Directors authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending on May 31, 2008, subject to market conditions. During the three and nine months ended October 1, 2005, the Company paid $353 million and $517 million, respectively, to repurchase 16.6 million and 25.7 million, respectively, pursuant to the program. All repurchased shares have been retired.

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

	Three Months Ended

	Continuing
	Operations		Net Earnings

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Earnings, as reported	$1,750	$426	$1,751	$479
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects	2	3	2	3
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(43)	(44)	(43)	(53)

Pro forma earnings	$1,709	$385	$1,710	$429

Basic earnings per common share:
As reported	$0.71	$0.18	$0.71	$0.20
Pro forma	$0.69	$0.16	$0.69	$0.18
Diluted earnings per common share:
As reported	$0.69	$0.18	$0.69	$0.20
Pro forma	$0.67	$0.16	$0.67	$0.18

	Nine Months Ended

	Continuing
	Operations		Net Earnings

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Earnings, as reported	$3,389	$1,512	$3,376	$886
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects	5	9	5	12
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(125)	(115)	(125)	(149)

Pro forma earnings	$3,269	$1,406	$3,256	$749

Basic earnings per common share:
As reported	$1.38	$0.64	$1.37	$0.38
Pro forma	$1.33	$0.60	$1.32	$0.32
Diluted earnings per common share:
As reported	$1.35	$0.63	$1.34	$0.37
Pro forma	$1.30	$0.59	$1.29	$0.32
      On May 3, 2005, the Company granted approximately 37.2 million options to approximately 24,000 eligible employees. The options were granted with an exercise price equal to the fair market value of the underlying shares and, in general, vest and become exercisable in 25% increments, annually, over the four years after the grant date.

4.	Debt and Credit Facilities
      In August 2005, the Company commenced cash tender offers for up to $1.0 billion of certain of its outstanding long-term debt. The tender offers expired on September 28, 2005 and the Company repurchased an aggregate principal amount of $1.0 billion of its outstanding long-term debt for an aggregate purchase price of $1.1 billion. Included in the $1.0 billion of long-term debt repurchased were repurchases of: (i) $86 million of the $200 million of 6.50% Notes due 2008 outstanding, (ii) $241 million of the $325 million of 5.80% Notes due 2008 outstanding, and (iii) $673 million of the $1.2 billion of 7.625% Notes due 2010 outstanding. In addition, the Company unwound $1.0 billion of fixed-to-floating interest rate swaps associated with the debt repurchased during the quarter, resulting in an expense of approximately $22 million. The aggregate charge for the repurchase of the debt and the unwinding of the associated interest rate swaps, as presented in Other income (expense), was $137 million.
      On September 1, 2005 the Company retired approximately $1 million of the $398 million of 6.5% Debentures due 2025 (the “2025 Debentures”) in connection with the holders of the debentures right to put their debentures back to the Company. The residual put options expired unexercised and the remaining $397 million of 2025 Debentures were reclassified to long-term debt.

      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. During the three months ended October 1, 2005, in conjunction with the retirement of an aggregate principal amount of $1 billion of debt, certain of these swaps were unwound, resulting in expense of approximately $22 million, which is identified as Debt retirement included in Other within Other Income (Expense) in the Company’s condensed consolidated statement of operations. The following table displays the interest rate swaps that were in place at October 1, 2005:

Date Executed	Principal Amount Hedged	Underlying Debt Instrument

	(In millions)
August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$2,642

      The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 6.5% for the three months ended October 1, 2005. The fair value of the interest rate swaps at October 1, 2005 and December 31, 2004, was approximately $(40) million and $3 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at October 1, 2005 or December 31, 2004.
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
      On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax incentive for U.S. multinationals to repatriate accumulated earnings from their foreign subsidiaries by providing an 85 percent dividends received deduction for certain qualifying dividends. During the third quarter of 2005, the Company finalized its repatriation plan under the Act, repatriated approximately $4.5 billion of accumulated foreign earnings and recorded an associated net income tax benefit of $251 million. The net income tax benefit included a $312 million tax benefit relating to the repatriation under the Act, offset by a $61 million tax charge for the reassessment of the Company’s cash position and related tax liability associated with the remaining foreign undistributed earnings.

6.	Employee Benefit Plans
Pension Benefits
      The net periodic pension cost for the U.S. regular pension plan, officers’ plan, the Motorola Supplemental Pension Plan, and Non-U.S. plans consists of the following:

	Three Months Ended

	October 1, 2005			October 2, 2004

		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Service cost	$35	$2	$12	$39	$1	$15
Interest cost	71	2	18	68	2	19
Expected return on plan assets	(80)	(1)	(15)	(71)	(1)	(14)
Amortization of:
Unrecognized prior service cost	(2)	—	—	(2)	—	—
Unrecognized net loss	20	2	5	15	3	7
Settlement/curtailment loss	—	3	—	—	5	—

	$44	$8	$20	$49	$10	$27

	Nine Months Ended

	October 1, 2005			October 2, 2004

		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Service cost	$106	$7	$33	$129	$11	$42
Interest cost	211	7	52	203	9	52
Expected return on plan assets	(238)	(3)	(43)	(213)	(3)	(37)
Amortization of:
Unrecognized prior service cost	(5)	—	—	(6)	—	—
Unrecognized net loss	58	4	13	25	5	18
Settlement/curtailment loss	—	10	—	—	10	—

	$132	$25	$55	$138	$32	$75

      During the three and nine months ended October 1, 2005, aggregate contributions of $53 million and $90 million, respectively, were made to the Company’s U.S. pension plans, and contributions of $9 million and $26 million, respectively, were made to the Company’s Non-U.S. pension plans. The Company has previously disclosed that it expects its aggregate cash contributions to its U.S. pension plans during 2005 to be approximately $150 million. However, as previously discussed, recently-proposed and still-pending U.S. pension legislation may impact the Company’s pension contribution decisions. As the legislation continues to gain clarity, favorable regulations could result in an aggregate 2005 contribution in excess of the Company’s original estimate of $150 million. Expected aggregate contributions to the Non-U.S. pension plans during 2005 remain unchanged at $45 million.
      Effective April 2005, newly-hired employees in the United Kingdom were not eligible to participate in the defined benefit plan.

Postretirement Health Care Benefits
      Net retiree health care expenses consist of the following:

	Three Months Ended		Nine Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Service cost	$2	$1	$6	$8
Interest cost	8	11	24	35
Expected return on plan assets	(4)	(6)	(12)	(16)
Amortization of:
Unrecognized prior service cost	(1)	(2)	(3)	(3)
Unrecognized net loss	3	4	9	11

	$8	$8	$24	$35

      Aggregate contributions made to the Company’s postretirement healthcare fund during the three and nine months ended October 1, 2005 were $25 million and $38 million, respectively.

7.	Financing Arrangements
      Finance receivables consist of the following:

	October 1,	December 31,
	2005	2004

Gross finance receivables	$2,144	$2,136
Less: allowance for losses	(1,916)	(1,966)

	228	170
Less: current portion	(76)	(83)

Long-term finance receivables, net	$152	$87

      Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables was $2 million for both the three months ended October 1, 2005 and October 2, 2004, and was $6 million and $5 million for the nine months ended October 1, 2005 and October 2, 2004, respectively.
      An analysis of impaired finance receivables included in total finance receivables is as follows:

	October 1,	December 31,
	2005	2004

Impaired finance receivables:
Requiring allowance for losses	$1,916	$1,973
Expected to be fully recoverable	—	—

	1,916	1,973
Less allowance for losses on impaired finance receivables	1,916	1,966

Impaired finance receivables, net	$—	$7

      At October 1, 2005 and December 31, 2004, the Company had $1.9 billion of gross receivables outstanding from one customer, Telsim Mobil Telekomunikayson Hizmetleri A.S. (“Telsim”), in Turkey (the “Telsim Loan”). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. The net receivable from Telsim has been zero since 2002. On October 28, 2005, the Company announced that it settled the Company’s and its subsidiaries’ financial and legal claims against Telsim. The Government of Turkey and the Turkish Savings

and Deposit Insurance Fund (“TMSF”) are third party beneficiaries of the settlement agreement. In settlement of its claims, the Company received $500 million in cash and the right to receive 20% of the proceeds in excess of $2.5 billion from any sale of Telsim. The Company has agreed to dismiss its litigation against Telsim and certain other corporate defendants under TMSF control and to cease its collection efforts against such parties. The Company also has agreed to dismiss its pending arbitration against the Government of Turkey at the International Center for Settlement of Investment disputes in Washington, D.C. The Company is permitted to, and will continue to, enforce its U.S. court judgment against the Uzan family, except in Turkey and three other countries.
      From time to time, the Company sells short-term receivables, long-term loans and lease receivables under sales-type leases (collectively, “finance receivables”) to third parties in transactions that qualify as “true-sales.” Certain of these finance receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature. Certain sales may be made through separate legal entities that are also consolidated by the Company. The Company may or may not retain the obligation to service the sold finance receivables.
      In the aggregate, at October 1, 2005, these committed facilities provided for up to $843 million to be outstanding with the third parties at any time, as compared to up to $724 million provided at December 31, 2004. As of October 1, 2005, $287 million of these committed facilities were utilized, compared to $305 million utilized at December 31, 2004. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.
      Total finance receivables sold by the Company were $1.0 billion in the third quarter of 2005 (including $918 million of short-term receivables), compared to $781 million sold in the third quarter of 2004 (including $736 million of short-term receivables). As of October 1, 2005, there were $595 million of receivables outstanding under these programs for which the Company retained servicing obligations (including $459 of short-term receivables), compared to $735 million outstanding at December 31, 2004 (including $602 of short-term receivables).
      Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $18 million and $25 million at October 1, 2005 and December 31, 2004, respectively. Reserves of $3 million and $4 million were recorded for potential losses on sold receivables at October 1, 2005 and December 31, 2004, respectively.
      Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $789 million at October 1, 2005, compared to $294 million at December 31, 2004. Of these amounts, $665 million was supported by letters of credit or by bank commitments to purchase receivables at October 1, 2005, compared to $162 million at December 31, 2004.
      In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $61 million and $78 million at October 1, 2005 and December 31, 2004, respectively (including $54 million and $70 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $20 million and $29 million at October 1, 2005 and December 31, 2004, respectively (including $18 million and $25 million, respectively, relating to the sale of short-term receivables).

8.	Commitments and Contingencies

Legal
      Iridium Program: The Company has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business, which on March 15, 2001, were consolidated in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. On August 31, 2004, the court denied the motions to dismiss that had been filed on July 15, 2002 by the Company and the other defendants.
      The Company has been sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages.
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

Other
      The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification under these types of provisions is $31 million and the Company has accrued $1 million as of October 1, 2005 for certain claims that have been asserted under these provisions.
      In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company.
      In all cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

9.	Segment Information
      Effective January 1, 2005, the Company reports financial results for the following business segments:

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

technologies. In addition, the segment designs, manufactures and sells: (i) embedded communications computing platforms, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems.

•	The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles.

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television, IP video and broadcast networks, (ii) high speed data and voice products, including cable/voice modems and cable modem termination systems, as well as Internet Protocol-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems, (v) direct-to-home satellite networks and private networks for business communications, and (vi) home and family monitoring and control solutions and advanced video communications products.

      Summarized below are the Company’s segment sales and operating earnings for the three months and nine months ended October 1, 2005 and October 2, 2004.

	Three Months Ended			Nine Months Ended

	October 1,	October 2,	%	October 1,	October 2,	%
	2005	2004	Change	2005	2004	Change

Segment Sales:
Mobile Devices	$5,603	$3,987	41%	$14,918	$12,091	23%
Networks	1,565	1,462	7	4,838	4,477	8
Government & Enterprise Mobility Solutions	1,620	1,565	4	4,781	4,552	5
Connected Home Solutions	710	556	28	2,090	1,545	35

	9,498	7,570		26,627	22,665
Other & Eliminations	(74)	(71)		(217)	(184)

	$9,424	$7,499	26	$26,410	$22,481	17

	Three Months Ended

	October 1,	% of	October 2,	% of
	2005	Segment Sales	2004	Segment Sales

Segment Operating Earnings:
Mobile Devices	$597	11%	$394	10%
Networks	268	17	159	11
Government & Enterprise Mobility Solutions	180	11	197	13
Connected Home Solutions	59	8	40	7

	1,104		790
Other & Eliminations	(4)		(146)

Operating earnings	1,100	12	644	9
Total other income (expense)	1,181		49

Earnings from continuing operations before income taxes	$2,281		$693

	Nine Months Ended

	October 1,	% of	October 2,	% of
	2005	Segment Sales	2004	Segment Sales

Segment Operating Earnings:
Mobile Devices	$1,535	10%	$1,196	10%
Networks	765	16	443	10
Government & Enterprise Mobility Solutions	568	12	620	14
Connected Home Solutions	125	6	103	7

	2,993		2,362
Other & Eliminations	(46)		(248)

Operating earnings	2,947	11	2,114	9
Total other income (expense)	1,853		55

Earnings from continuing operations before income taxes	$4,800		$2,169

      Other is comprised of: (i) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (ii) the Motorola Credit Corporation, the Company’s wholly-owned finance subsidiary.

10.	Reorganization of Businesses
      The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer to eligible employees severance benefits based on years of service in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and therefore, such benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

2005 Charges
      During the three months ended October 1, 2005, the Company initiated various productivity improvement plans aimed principally at improving manufacturing and distribution efficiencies and reducing costs in its integrated supply-chain organization, as well as reducing other operating expenses. The Company recorded net reorganization of business charges of $91 million, including $34 million of charges in Costs of Sales and $57 million of charges under Other Charges in the Company’s condensed consolidated statement of operations. Included in the aggregate $91 million are charges of $73 million for employee separation costs, $15 million for fixed asset impairment costs and $5 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed. Total employees impacted by these actions are approximately 1,875.
      For the nine months ended October 1, 2005, the Company recorded net reorganization of business charges of $110 million, including $40 million of charges in Costs of Sales and $70 million of charges under Other Charges in the Company’s condensed consolidated statement of operations. Included in the aggregate

$110 million are charges of $102 million for employee separation costs, $15 million for fixed asset impairment costs and $5 million for exit costs, partially offset by $12 million of reversals for accruals no longer needed.
      The following table displays the net reorganization of business charges by segment:

	Three Months	Nine Months
	Ended	Ended
	October 1,	October 1,
Segment:	2005	2005

Mobile Devices	$22	$29
Networks	5	3
Government & Enterprise Mobility Solutions	52	65
Connected Home Solutions	4	4

	83	101
Corporate	8	9

	$91	$110

      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2005 to October 1, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	October 1,
	2005	Charges	Adjustments	Used	2005

Exit costs — lease terminations	$84	$5	$(5)	$(22)	$62
Employee separation costs	46	102	(12)	(56)	80

	$130	$107	$(17)	$(78)	$142

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2005, the Company had an accrual of $84 million for exit costs attributable to lease terminations. The additional charges of $5 million represent costs relating to a lease cancellation. The 2005 adjustments of $5 million represent $4 million of translation adjustments and $1 million of reversals of accruals no longer needed. The $22 million used in 2005 reflects cash payments. The remaining accrual of $62 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at October 1, 2005, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $46 million for employee separation costs, representing the severance costs for approximately 500 employees. The 2005 additional charges of $102 million represent additional costs for approximately an additional 2,625 employees. The adjustments of $12 million represent reversals of accruals no longer needed.
      At October 1, 2005, approximately 1,035 employees have been separated from the Company. The $56 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $80 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at October 1, 2005, is expected to be paid to approximately 2,090 separated employees.

2004 Charges
      For the three months ended October 2, 2004, the Company recorded net reorganization of business charges of $55 million, including $6 million of charges in Costs of Sales and $49 million of charges under Other Charges in the Company’s condensed consolidated statement of operations. Included in the aggregate

$55 million are charges of $59 million, primarily for employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
      For the nine months ended October 2, 2004, the Company recorded net reorganization of business charges of $21 million, including $3 million of charges in Costs of Sales and $18 million of charges under Other Charges in the Company’s condensed consolidated statement of operations. Included in the aggregate $21 million are charges of $59 million, primarily for employee separation costs, partially offset by $38 million of reversals for accruals no longer needed.
      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2004 to October 2, 2004:

	Accruals at	2004		2004	Accruals at
	January 1,	Additional	2004(1)	Amount	October 2,
	2004	Charges	Adjustments	Used	2004

Exit costs — lease terminations	$143	$—	$(5)	$(34)	$104
Employee separation costs	116	59	(26)	(65)	84

	$259	$59	$(31)	$(99)	$188

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2004, the Company had an accrual of $143 million for exit costs attributable to lease terminations. The 2004 adjustments of $5 million represent reversals of accruals of $11 million for accruals no longer needed, partially offset by a $6 million translation adjustment. The $34 million used in 2004 reflects cash payments. The remaining accrual of $104 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at October 2, 2004.

Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees. The 2004 additional charges of $59 million represent additional costs for approximately an additional 900 employees. The adjustments of $26 million represent reversals of accruals no longer needed.
      During 2004, approximately 1,950 employees were separated from the Company. The $65 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $84 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at October 2, 2004.

11.	Goodwill and Other Intangible Assets
      Amortized intangible assets, excluding goodwill were comprised of the following:

	October 1, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Licensed technology	$114	$104	$113	$103
Completed technology	404	279	419	246
Other Intangibles	124	42	76	26

	$642	$425	$608	$375

      Amortization expense was $18 million for the three months ended October 1, 2005 and $17 million for the three months ended October 2, 2004, respectively, and $50 million and $39 million for the nine months ended October 1, 2005 and October 2, 2004, respectively. Amortization expense is estimated to be $68 million in 2005, $68 million in 2006, $55 million in 2007, $35 million in 2008, and $24 million in 2009.
      The following table displays a rollforward of the carrying amount of goodwill from January 1, 2005 to October 1, 2005, by business segment:

	January 1,			October 1,
Segment	2005	Acquired	Adjustments(1)	2005

Mobile Devices	$17	$—	$—	$17
Networks	251	—	(18)	233
Government & Enterprise Mobility Solutions	257	—	(2)	255
Connected Home Solutions	758	8	9	775

	$1,283	$8	$(11)	$1,280

(1)	Includes translation adjustments.

Motorola, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months and nine months ended October 1, 2005 and October 2, 2004, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Form 10-K for the year ended December 31, 2004.
Executive Overview

Our Business
      In December 2004, we announced our decision to realign our businesses into four operating business groups. As a result of the realignment, effective January 1, 2005, we report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. In the third quarter of 2005, the segment’s net sales represented 59% of the Company’s consolidated net sales and the segment’s operating earnings represented 54% of the Company’s consolidated operating earnings.

•	The Networks segment designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. In addition, the segment designs, manufactures and sells: (i) embedded communications computing platforms, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In the third quarter of 2005, the segment’s net sales represented 17% of the Company’s consolidated net sales and the segment’s operating earnings represented 24% of the Company’s consolidated operating earnings.

•	The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles. In the third quarter of 2005, the segment’s net sales represented 17% of the Company’s consolidated net sales and the segment’s operating earnings represented 16% of the Company’s consolidated operating earnings.

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television, IP video and broadcast networks, (ii) high speed data and voice products, including cable/voice modems and cable modem termination systems, as well as Internet Protocol-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems, (v) direct-to-home satellite networks and private networks for business communications, and (vi) home and family monitoring and control solutions and advanced video communications products. In the third quarter of 2005, the segment’s net sales represented 8% of the Company’s consolidated net sales and the segment’s operating earnings represented 5% of the Company’s consolidated operating earnings.

Third Quarter Highlights

•	Net Sales Increased 26%: Our net sales were $9.4 billion in the third quarter of 2005, up 26% compared to net sales of $7.5 billion in the third quarter of 2004.

•	Operating Earnings Increased 71%: We generated operating earnings of $1.1 billion in the third quarter of 2005, an increase of 71% compared to operating earnings of $644 million in the third quarter of 2004.

•	Earnings From Continuing Operations Increased by More than 300%: We generated earnings from continuing operations of $1.8 billion in the third quarter of 2005, an increase of greater than 300% compared to earnings from continuing operations of $426 million in the third quarter of 2004.

•	Earnings From Continuing Operations of $0.69 per Share: Our earnings from continuing operations per diluted common share were $0.69 in the third quarter of 2005, compared to earnings from continuing operations per diluted common share of $0.18 in the third quarter of 2004.

•	Net Cash* Increased by $922 Million: We increased our net cash position by $922 million during the third quarter of 2005 and ended the quarter with a record net cash position of $8.4 billion.
      The 26% increase in net sales in the third quarter of 2005 compared to the third quarter of 2004 reflects increased net sales in all four of our operating segments.

•	In Mobile Devices: Net sales increased by $1.6 billion, or 41%, to $5.6 billion, primarily driven by strong demand for GSM handsets. Since the segment’s growth in unit shipments outpaced overall market growth, the segment believes it increased its overall market share and strengthened its position as the second-largest worldwide supplier of wireless handsets.

•	In Connected Home Solutions: Net sales increased by $154 million, or 28%, to $710 million, primarily driven by increased demand for higher-end digital set-top boxes, particularly from North American cable operators.

•	In Networks: Net sales increased by $103 million, or 7%, to $1.6 billion, driven by increased customer purchases of wireless infrastructure equipment, particularly in the Europe, Middle East and Africa region (“EMEA”), as well as increased sales of embedded computing systems.

•	In Government and Enterprise Mobility Solutions: Net sales increased by $55 million, or 4% to $1.6 billion, driven by increased sales in the segment’s government market, primarily due to customer spending on homeland security initiatives.
      The key contributors to the substantial increase in earnings from continuing operations were:

•	Recognized Gains on Equity Investments: A $1.1 billion increase in gains recognized on our equity investments, primarily due to a $1.3 billion net gain recognized when we received cash and shares of Sprint Nextel Corporation in exchange for our shares of Nextel Communications, Inc. (“Nextel”) when Sprint Corporation and Nextel completed their merger in August 2005.

•	Repatriation Tax Benefit: A net income tax benefit of $251 million relating to the repatriation under the provisions of the American Jobs Creation Act of 2004 of $4.5 billion of accumulated foreign earnings and the reassessment of the Company’s cash position and related tax liability associated with the remaining foreign undistributed earnings.
      We continued making progress on many of our key initiatives, as evidenced by our ongoing profitable sales growth and continued cost containment.

*	Net Cash (Net Debt) = Cash and cash equivalents + Sigma funds + Short-term investments — Notes payable and current portion of long-term debt — Long-term debt.

Looking Forward
      As we discussed at the beginning of 2005, our main focus is the continued pursuit of profitable market share growth. We have aligned our structure to better enable our vision of seamless mobility. With new leaders on board, we continue to expand our core competencies in supply-chain management and information technology. The right relationships are critical, and we are pursuing those opportunities. We are pursuing emerging markets while sustaining our leadership in thriving markets. We are continuing to focus and leverage our R&D investments to provide end-to-end seamless mobility solutions.
      Targeted plans for improving our competitive positioning and operating results include:

•	Improve execution — Our new organizational structure was, in part, designed to enhance our speed and ability to execute on customer commitments.

•	Improve financial performance — We intend to continue strengthening our balance sheet — which is the strongest in decades — and continue improving our cash flow, sales and earnings. In addition, we continue to deploy operational efficiencies to streamline our cost structure and maximize shareholder value.

•	Elevate customer delight and quality — We believe that customers must not only be satisfied, but delighted. Quality metrics and programs have been implemented throughout the Company to help achieve this goal.

•	Offer “WOW” products and end-to-end solutions — Our products and solutions will help us establish Motorola as a world leader in seamless mobility technologies. We are combining our heritage of technology leadership with design leadership to present customers and consumers with innovative solutions.

•	Strengthen our brand and thought leadership — We are investing to position Motorola as a globally recognized symbol of quality and innovation.

•	Refine and execute on strategic direction — We will continue to prioritize our investments in R&D, as well as identify partnerships, alliances and niche technologies to build a strong portfolio.
      We conduct our business in highly-competitive markets, facing both new and established competitors. However, with our new structure and focus in place, we believe we are well positioned to execute our strategy and, in turn, improve our overall business performance, including higher sales, better margins and stronger return on investment.

Results of Operations
(Dollars in millions, except per share amounts) (Unaudited)

	Three Months Ended				Nine Months Ended

	October 1,	% of	October 2,	% of	October 1,	% of	October 2,	% of
	2005	Sales	2004	Sales	2005	Sales	2004	Sales

Net sales	$9,424		$7,499		$26,410		$22,481
Costs of sales	6,396	67.9%	4,926	65.7%	17,835	67.5%	14,939	66.5%

Gross margin	3,028	32.1%	2,573	34.3%	8,575	32.5%	7,542	33.5%

Selling, general and administrative expenses	1,021	10.8%	1,042	13.9%	3,048	11.5%	3,108	13.8%
Research and development expenditures	857	9.1%	771	10.3%	2,519	9.5%	2,244	10.0%
Other charges	50	0.5%	116	1.5%	61	0.2%	76	0.3%

Operating earnings	1,100	11.7%	644	8.6%	2,947	11.2%	2,114	9.4%

Other income (expense):
Interest income (expense), net	20	0.2%	(48)	(0.6)%	16	0.1%	(175)	(0.8)%
Gains on sales of investments and businesses, net	1,266	13.4%	195	2.6%	1,930	7.3%	348	1.5%
Other	(105)	(1.1)%	(98)	(1.3)%	(93)	(0.4)%	(118)	(0.5)%

Total other income (expense)	1,181	12.5%	49	0.7%	1,853	7.0%	55	0.2%

Earnings from continuing operations before income taxes	2,281	24.2%	693	9.3%	4,800	18.2%	2,169	9.6%
Income tax expense	531	5.6%	267	3.6%	1,411	5.4%	657	2.9%

Earnings from continuing operations	1,750	18.6%	426	5.7%	3,389	12.8%	1,512	6.7%
Earnings (loss) from discontinued operations, net of tax	1	0.0%	53	0.7%	(13)	0.0%	(626)	(2.8)%

Net earnings	$1,751	18.6%	$479	6.4%	$3,376	12.8%	$886	3.9%

Earnings (loss) per diluted common share:
Continuing operations	$0.69		$0.18		$1.35		$0.63
Discontinued operations	0.00		0.02		(0.01)		(0.26)

	$0.69		$0.20		$1.34		$0.37

Results of Operations — Three months ended October 1, 2005 compared to three months ended October 2, 2004

Net sales
      Net sales were $9.4 billion in the third quarter of 2005, up 26% compared to $7.5 billion in the third quarter of 2004. Net sales increased in all four of the Company’s segments. Net sales by the Mobile Devices segment grew by $1.6 billion to $5.6 billion, driven primarily by a 66% increase in unit shipments, partially offset by a 14% decrease in average selling price (“ASP”). The increase in net sales by the Mobile Devices segment was primarily due to strong demand for GSM handsets. Net sales by the Connected Home Solutions segment grew by $154 million to $710 million, primarily driven by increased demand for higher-end digital set-top boxes, particularly from North America cable operators. Net sales by the Networks segment grew by $103 million to $1.6 billion, supported by increased purchases of wireless infrastructure equipment, particularly in EMEA, as well as increased sales of embedded computing systems. Net sales by the Government and Enterprise Mobility Solutions segment grew by $55 million to $1.6 billion, driven by increased sales to the segment’s government market, primarily due to customer spending on homeland security initiatives.

Gross margin
      Gross margin was $3.0 billion, or 32.1% of net sales, in the third quarter of 2005, compared to $2.6 billion, or 34.3% of net sales, in the third quarter of 2004. Gross margin as a percentage of net sales decreased in the Mobile Devices, Connected Home Solutions and Government Enterprise and Mobility Solutions segments.
      The Company operates in four distinct business segments and these four segments compete in markets and industries with widely varying characteristics. Due to these varying characteristics, gross margin as a percentage of net sales varies widely between each of our segments. Accordingly, the Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in the third quarter of 2005 compared to the third quarter of 2004 can be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices and Connected Home Solutions segments, two segments that generate lower gross margins than the overall Company average.

Selling, general and administrative expenses
      Selling, general and administrative (“SG&A”) expenditures decreased 2% to $1.0 billion, or 10.8% of net sales, in the third quarter of 2005, compared to $1.0 billion, or 13.9% of net sales, in the third quarter of 2004. The decrease in SG&A expenditures was driven primarily by a decrease in employee incentive program accruals, partially offset by: (i) increased marketing expenditures, primarily in the Mobile Devices segment, and (ii) increased selling and sales support expenditures in all four segments, driven by the 26% increase in total net sales. In an ongoing effort to reduce SG&A expenditures, the Company continues to focus on cost-containment and tight control on discretionary spending.

Research and development expenditures
      Research and development (“R&D”) expenditures increased 11% to $857 million, or 9.1% of net sales, in the third quarter of 2005, compared to $771 million, or 10.3% of net sales, in the third quarter of 2004. All four of the Company’s segments had increased R&D expenditures in the third quarter of 2005 compared to the third quarter of 2004, with the largest increase occurring in the Mobile Devices segment. The increase in R&D expenditures was primarily due to an increase in developmental engineering expenditures for new product development and investment in next-generation technologies across all segments. Although R&D expenditures increased, the Company experienced a decrease in R&D as a percentage of net sales compared to the third quarter of 2004.

Other charges
      The Company recorded net charges of $50 million in Other Charges in the third quarter of 2005, compared to net charges of $116 million in the third quarter of 2004. The net charge of $50 million in the third quarter of 2005 consisted of a $57 million net charge for reorganization of businesses, offset by $7 million in income from the reversal of financing receivable reserves due to partial collection of a previously-uncollectible Telsim receivable. The net charges of $116 million in the third quarter of 2004 primarily consisted of: (i) a $67 million charge for impairment of goodwill, related to the sensor business that was divested in 2005, and (ii) a $49 million net charge for reorganization of businesses costs. The reorganization of businesses costs are discussed in further detail in the “Reorganization of Businesses” section below.

Net interest income (expense)
      Net interest income was $20 million in the third quarter of 2005, compared to net interest expense of $48 million in the third quarter of 2004. The net interest income in the third quarter of 2005 included interest income of $108 million, offset by interest expense of $88 million. Net interest expense in the third quarter of 2004 included interest expense of $83 million, partially offset by interest income of $35 million. The change was primarily due to: (i) significantly lower levels of total debt during the third quarter of 2005 compared to the third quarter of 2004, and (ii) an increase in interest income in the third quarter of 2005 due to higher average cash, cash equivalents and Sigma Reserve Funds balances at higher interest rates.

Gains on sales of investments and businesses
      Gains on sales of investments and businesses were $1.3 billion in the third quarter of 2005, compared to $195 million in the third quarter of 2004. In the third quarter of 2005, the net gains were primarily related to a $1.3 billion gain recognized when the Company received 69.3 million shares of Sprint Nextel Corporation (“Sprint Nextel”), as well as $46 million in cash, in exchange for the Company’s shares of Nextel Communications, Inc. (“Nextel”) when Sprint Corporation (“Sprint”) and Nextel completed their merger in August 2005. In the third quarter of 2004, the net gains were primarily related to: (i) a $122 million gain on the sale of a portion of the Company’s shares in Nextel, and (ii) a $68 million gain on the sale of the Company’s shares in Nextel Partners, Inc.

Other
      Charges classified as Other, as presented in the Other Income (Expense), were $105 million in the third quarter of 2005, compared to $98 million in the third quarter of 2004. The $105 million of net charges in the third quarter of 2005 were primarily comprised of: (i) debt retirement costs of $137 million, relating to the Company’s repurchase of an aggregate principal amount of $1 billion of long-term debt through cash tender offers during the quarter, (ii) foreign currency losses of $14 million, and (iii) investment impairment charges of $9 million, partially offset by income of $58 million from the Sprint/Nextel derivative adjustment. The $98 million of net charges in the third quarter of 2004 were primarily comprised of: (i) net charges of $81 million for costs related to debt retirement, (ii) foreign currency losses of $13 million, and (iii) investment impairments of $13 million.

Effective tax rate
      The effective tax rate on earnings from continuing operations was 23% in the third quarter of 2005, representing a $531 million net tax expense, compared to a 39% effective tax rate on earnings from continuing operations in the third quarter of 2004, representing a $267 million net tax expense.
      During the third quarter of 2005, the Company recorded several significant items which resulted in a net decrease in its effective tax rate. The significant items included: (i) a $312 million tax benefit relating to the repatriation of approximately $4.5 billion of accumulated foreign earnings under the provisions of the American Jobs Creation Act of 2004, partially offset by a $61 million tax charge for the reassessment of the Company’s cash position and related tax liability on the remaining foreign undistributed earnings, (ii) an $82 million tax benefit recognized upon the closing of the sale of a sensor business by the Company, (iii) a $503 million tax charge attributable to $1.3 billion of gain recognized by the Company when it received cash and shares of Sprint Nextel in exchange for its shares of Nextel when Sprint and Nextel completed their merger in August 2005, and (iv) supply-chain reorganization charges in foreign locations where tax benefits could not be recognized or where tax benefits were recognized at lower effective tax rates. The Company’s effective tax rate for the third quarter of 2005 excluding the impact of these significant items was 36%.
      During the third quarter of 2004, the Company recorded significant items which resulted in a net increase in its effective tax rate. The significant items included: (i) the reversal of $38 million of previously-accrued income taxes relating to settlements reached with taxing authorities and a reassessment of tax exposure based on the status of current audits, (ii) a $67 million non-deductible charge for the impairment of goodwill, and (iii) $20 million in tax expense recorded for U.S. taxes due on foreign earnings not permanently reinvested, where the Freescale separation caused a change in the permanently reinvested amounts. The Company’s effective tax rate for the third quarter of 2004 excluding the impact of these significant items was 37%.

Earnings from Continuing Operations
      The Company had earnings from continuing operations before income taxes of $2.3 billion in the third quarter of 2005, compared with earnings from continuing operations before income taxes of $693 million in the third quarter of 2004. After taxes, the Company had earnings from continuing operations of $1.8 billion, or $0.69 per diluted share, in the third quarter of 2005, compared with earnings from continuing operations of $426 million, or $0.18 per diluted share, in the third quarter of 2004.

      The $1.6 billion increase in earnings from continuing operations before income taxes in the third quarter of 2005 compared to the third quarter of 2004 is primarily attributed to: (i) a $1.1 billion increase in gains on sales of investments and businesses, due primarily to a $1.3 billion net gain recognized by the Company when it received cash and shares of Sprint Nextel in exchange for its shares of Nextel when Sprint and Nextel completed their merger in August 2005, (ii) a $455 million increase in gross margin, driven by the $1.9 billion increase in net sales, (iii) a $68 million increase in net interest income, driven primarily by the reduction in total debt and increased interest income due to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates, (iv) a $66 million decrease in Other Charges, and (v) a $21 million decrease in SG&A expenditures. These improvements in operating results were partially offset by: (i) an $86 million increase in R&D expenditures, primarily due to an increase in developmental engineering expenditures for new product development and investment in next-generation technologies across all segments, and (ii) a $7 million increase in charges classified as Other.

Results of Operations — Nine months ended October 1, 2005 compared to nine months ended October 2, 2004

Net sales
      Net sales were $26.4 billion in the first nine months of 2005, up 17% compared to $22.5 billion in the first nine months of 2004. Net sales increased in all four of the Company’s segments in the first nine months of 2005 compared to the first nine months of 2004. Net sales by the Mobile Devices segment grew by $2.8 billion to $14.9 billion, reflecting a 40% increase in unit shipments, driven by strong demand for GSM handsets, partially offset by an 11% decrease in ASP. Net sales by the Connected Home Solutions segment grew by $545 million to $2.1 billion, primarily due to increased purchases of digital set-top boxes by cable operators and an increase in ASP due to a mix shift towards higher-end digital set-top boxes. Net sales by the Networks segment grew by $361 million to $4.8 billion, primarily driven by increased customer purchases of wireless infrastructure equipment, as well as increased sales of embedded computing systems. Net sales by the Government and Enterprise Mobility Solutions segment grew $229 million to $4.8 billion, reflecting increased sales to the government market, driven by homeland security demands, and the segment’s enterprise market, reflecting demand for business-critical communications.

Gross margin
      Gross margin was $8.6 billion, or 32.5% of net sales, in the first nine months of 2005, compared to $7.5 billion, or 33.5% of net sales, in the first nine months of 2004. Gross margin as a percentage of net sales decreased in the Mobile Devices, Connected Home Solutions and Government Enterprise and Mobility Solutions segments. The decrease in overall gross margin as a percentage of net sales in the first nine months of 2005, compared to the first nine months of 2004 can be attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices and Connected Home Solutions segments, two segments that generate lower gross margins than the overall Company average.

Selling, general and administrative expenses
      SG&A expenditures decreased 2% to $3.0 billion, or 11.5% of net sales, in the first nine months of 2005, compared to $3.1 billion, or 13.8% of net sales, in the first nine months of 2004. This decrease was driven by a decrease in general expenditures, partially offset by an increase in selling and administrative expenditures. The increase in selling expenditures was primarily due to increased marketing expenditures in the Mobile Devices segment to support brand awareness and new product introductions, as well as increased selling and sales support expenditures in all four major segments, driven primarily by the 17% increase in net sales. The decrease in general expenditures was primarily due to a decrease in overall employee incentive program accruals.

Research and development expenditures
      R&D expenditures increased 12% to $2.5 billion, or 9.5% of net sales, in the first nine months of 2005, compared to $2.2 billion, or 10.0% of net sales, in the first nine months of 2004. All four of the Company’s segments had increased R&D expenditures in the first nine months of 2005 compared to the first nine months of 2004, although R&D expenditures as a percentage of net sales decreased in the Mobile Devices and Connected Home Solutions segments. The increase in R&D expenditures was primarily due to an increase in developmental engineering expenditures for new product development and investment in next-generation technologies across all segments.

Other charges
      The Company recorded net charges of $61 million in Other Charges in the first nine months of 2005, compared to net charges of $76 million in the first nine months of 2004. The net charge of $61 million in the first nine months of 2005 primarily consists of $70 million in charges related to reorganization of businesses, partially offset by $11 million in income from the reversal of financing receivable reserves due to the partial collection of a previously-uncollected Telsim receivable. The charges of $76 million in the first nine months of 2004 primarily consisted of: (i) a $67 million charge for goodwill impairment, related to the sensor business that was divested in 2005, (ii) $19 million in charges for in-process research and development, and (iii) $18 million in charges related to reorganization of businesses. These charges were partially offset by $21 million in income from the reversal of financing receivable reserves due to the partial collection of previously-uncollected Telsim receivable. The reorganization of businesses costs are discussed in further detail in the “Reorganization of Businesses” section below.

Net interest income (expense)
      Net interest income was $16 million in the first nine months of 2005, compared to net interest expense of $175 million in the first nine months of 2004. Net interest income in the first nine months of 2005 included interest income of $268 million, partially offset by interest expense of $252 million. Net interest expense in the first nine months of 2004 included interest expense of $277 million, partially offset by interest income of $102 million. The decrease in net interest expense is primarily attributed to: (i) the significantly lower levels of total debt during the first nine months of 2005 compared to the first nine months of 2004, (ii) an increase in interest income due primarily to a higher average cash, cash equivalents and Sigma Funds balances at higher interest rates, and (iii) benefits derived from fixed-to-floating interest rate swaps.

Gains on sales of investments and businesses
      Gains on sales of investments and businesses were $1.9 billion in the first nine months of 2005, compared to $348 million in the first nine months of 2004. In the first nine months of 2005, the net gains were primarily related to: (i) a $1.3 billion net gain recognized when the Company received 69.3 million shares of Sprint Nextel, as well as $46 million in cash, in exchange for the Company’s shares of Nextel when Sprint and Nextel completed their merger in August 2005, and (ii) a $609 million gain on the sale of a portion of the Company’s shares of Nextel during the first half of 2005. In the first nine months of 2004, the net gains were primarily related to: (i) a $130 million gain on the sale of the Company’s remaining shares in Broadcom Corporation, (ii) a $122 million gain on the sale of a portion of the Company’s shares in Nextel, and (iii) a $68 million gain on the sale of the Company’s shares in Nextel Partners, Inc.

Other
      The Company recorded net charges of $93 million classified as Other, as presented in Other Income (Expense), in the first nine months of 2005, compared to net charges of $118 million in the first nine months of 2004. The $93 million in net charges in the first nine months of 2005 were primarily comprised of: (i) $137 of debt retirement costs, (ii) $21 million in investment impairment charges, and (iii) foreign currency losses of $19 million, partially offset by: (i) $58 million from the Sprint/Nextel derivative adjustment, and (ii) $30 million in income from the repayment of a previously-reserved loan related to Iridium. The

$118 million of net charges in the first nine months of 2004 were primarily comprised of: (i) $81 million of debt retirement charges, (ii) $30 million in foreign currency losses, (iii) $22 million in investment impairment charges, and (iv) $14 million in TOPrS redemption costs.

Effective tax rate
      The effective tax rate on earnings from continuing operations was 29% in the first nine months of 2005, representing a $1.4 billion net tax expense, compared to a 30% effective tax rate on earnings from continuing operations in the first nine months of 2004, representing a $657 million net tax expense.
      During the first nine months of 2005, the Company recorded several significant items which resulted in a net decrease in its effective tax rate. The significant items include: (i) a $312 million tax benefit relating to the repatriation of approximately $4.5 billion of accumulated foreign earnings under the provisions of the American Jobs Creation Act of 2004, partially offset by a $61 million charge for the reassessment of the Company’s cash position and related tax liability on the remaining foreign undistributed earnings, (ii) an $82 million tax benefit recognized upon the closing of the sale of a sensor business by the Company, (iii) a $503 million tax charge attributable to $1.3 billion of gain recognized on the Company’s shares of Nextel due to the merger of Sprint and Nextel, (iv) a $221 million tax charge attributable to a $609 million gain on the sale of Nextel stock during the first half of 2005, (v) a $43 million tax benefit relating to the approval of a favorable tax rate reduction in China for 2004, and (vi) supply-chain reorganization charges in foreign locations where tax benefits could not be recognized or where tax benefits were recognized at lower effective tax rates. The Company’s effective tax rate for the first nine months of 2005 excluding the impact of these significant items was 37%.
      During the first nine months of 2004, the Company recorded several significant items which resulted in a net decrease in its effective tax rate. The significant items included: (i) $50 million of tax expense attributable to a $130 million gain on the sale of Broadcom stock, (ii) the reversal of $235 million of previously-accrued income taxes relating to settlements reached with taxing authorities and a reassessment of tax exposure based on the status of current audits, (iii) a $67 million non-deductible charge for the impairment of goodwill, and (iv) $15 million in non-deductible charges related to the Quantum Bridge acquisition. Additionally, during the first nine months of 2004, the Company recorded $60 million in tax expense for U.S. taxes due on foreign earnings not permanently reinvested, where the Freescale separation caused a change in the permanently reinvested amounts. The Company’s effective tax rate for the first nine months of 2004 excluding the impact of these significant items was 37%.

Earnings from Continuing Operations
      The Company had earnings from continuing operations before income taxes of $4.8 billion in the first nine months of 2005, compared with earnings from continuing operations before income taxes of $2.2 billion in the first nine months of 2004. After taxes, the Company had earnings from continuing operations of $3.4 billion, or $1.35 per diluted share, in the first nine months of 2005, compared with earnings from continuing operations of $1.5 billion, or $0.63 per diluted share, in the first nine months of 2004.
      The $2.6 billion increase in earnings from continuing operations before income taxes in the first nine months of 2005 compared to the first nine months of 2004 is primarily attributed to: (i) a $1.6 billion increase in gains on sales of investments and businesses, due primarily to a $1.3 billion net gain recognized by the Company when it received cash and shares of Sprint Nextel in exchange for its shares of Nextel when Sprint and Nextel completed their merger in August 2005, (ii) a $1.0 billion increase in gross margin, reflecting the $3.9 billion increase in net sales, (iii) a $191 million increase in net interest income, driven primarily by the reduction in total debt and increased interest income due to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates, (iv) a $60 million decrease in SG&A expenditures, (v) a $25 million decrease in charges classified as Other, and (vi) a $15 million decrease in Other Charges. These improvements in operating results were partially offset by a $275 million increase in R&D expenditures, primarily due to an increase in developmental engineering expenditures for new product development and investment in next-generation technologies across all segments.

Reorganization of Businesses
      The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer to eligible employees severance benefits based on years of service in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and therefore, such benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

2005 Charges
      During the three months ended October 1, 2005, the Company initiated various productivity improvement plans aimed principally at improving manufacturing and distribution efficiencies and reducing costs in its integrated supply-chain organization, as well as reducing other operating expenses. The Company recorded net reorganization of business charges of $91 million, including $34 million of charges in Costs of Sales and $57 million of charges under Other Charges in the Company’s condensed consolidated statement of operations. Included in the aggregate $91 million are charges of $73 million for employee separation costs, $15 million for fixed asset impairment costs, and $5 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed. Total employees impacted by these actions are approximately 1,875.
      For the nine months ended October 1, 2005, the Company recorded net reorganization of business charges of $110 million, including $40 million of charges in Costs of Sales and $70 million of charges under Other Charges in the Company’s condensed consolidated statement of operations. Included in the aggregate $110 million are charges of $102 million for employee separation costs, $15 million for fixed asset impairment costs, and $5 million for exit costs, partially offset by $12 million of reversals for accruals no longer needed.
      The following table displays the net reorganization of business charges by segment:

	Three Months	Nine Months
	Ended	Ended
	October 1,	October 1,
Segment:	2005	2005

Mobile Devices	$22	$29
Networks	5	3
Government & Enterprise Mobility Solutions	52	65
Connected Home Solutions	4	4

	83	101
Corporate	8	9

	$91	$110

      The Company expects to realize cost-saving benefits of approximately $17 million during the final three months of 2005 from the 2005 reorganization plans identified above, representing $11 million of savings in Costs of Sales and $6 million of savings in SG&A expenditures. Beyond 2005, the Company expects the 2005 reorganization plans identified above to provide annualized cost savings of approximately $149 million, representing $97 million of savings from Cost of Sales, $10 million of savings from R&D expenditures, and $42 million of savings in SG&A expenditures.
      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2005 to October 1, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	October 1,
	2005	Charges	Adjustments	Used	2005

Exit costs — lease terminations	$84	$5	$(5)	$(22)	$62
Employee separation costs	46	102	(12)	(56)	80

	$130	$107	$(17)	$(78)	$142

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2005, the Company had an accrual of $84 million for exit costs attributable to lease terminations. The additional charges of $5 million represent costs relating to a lease cancellation. The 2005 adjustments of $5 million represent $4 million of translation adjustments and $1 million of reversals of accruals no longer needed. The $22 million used in 2005 reflects cash payments. The remaining accrual of $62 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at October 1, 2005, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $46 million for employee separation costs, representing the severance costs for approximately 500 employees. The 2005 additional charges of $102 million represent additional costs for approximately an additional 2,625 employees. The adjustments of $12 million represent reversals of accruals no longer needed.
      At October 1, 2005, approximately 1,035 employees have been separated from the Company. The $56 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $80 million, which is included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at October 1, 2005, is expected to be paid to approximately 2,090 separated employees.

2004 Charges
      For the three months ended October 2, 2004, the Company recorded net reorganization of business charges of $55 million, including $6 million of charges in Costs of Sales and $49 million of charges under Other Charges in the Company’s condensed consolidated statement of operations. Included in the aggregate $55 million are charges of $59 million, primarily for employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.
      For the nine months ended October 2, 2004, the Company recorded net reorganization of business charges of $21 million, including $3 million of charges in Costs of Sales and $18 million of charges under Other Charges in the Company’s condensed consolidated statement of operations. Included in the aggregate $21 million are charges of $59 million, primarily for employee separation costs, partially offset by $38 million of reversals for accruals no longer needed.

      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2004 to October 2, 2004:

	Accruals at	2004		2004	Accruals at
	January 1,	Additional	2004(1)	Amount	October 2,
	2004	Charges	Adjustments	Used	2004

Exit costs — lease terminations	$143	$—	$(5)	$(34)	$104
Employee separation costs	116	59	(26)	(65)	84

	$259	$59	$(31)	$(99)	$188

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2004, the Company had an accrual of $143 million for exit costs attributable to lease terminations. The 2004 adjustments of $5 million represent reversals of accruals of $11 million for accruals no longer needed, partially offset by a $6 million translation adjustment. The $34 million used in 2004 reflects cash payments. The remaining accrual of $104 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at October 2, 2004.

Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees. The 2004 additional charges of $59 million represent additional costs for approximately an additional 900 employees. The adjustments of $26 million represent reversals of accruals no longer needed.
      During 2004, approximately 1,950 employees were separated from the Company. The $65 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $84 million was included in Accrued Liabilities in the Company’s condensed consolidated balance sheet at October 2, 2004.
Liquidity and Capital Resources
      As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents
      At October 1, 2005, the Company’s cash and cash equivalents aggregated $2.9 billion, compared to $2.8 billion at December 31, 2004. At October 1, 2005, $428 million of the cash and cash equivalents were held in the U.S. and $2.5 billion were held by the Company or its subsidiaries in other countries.
      The Company and its wholly-owned subsidiaries invest most of their excess cash in two Sigma Reserve funds (the “Sigma Funds”), which are funds similar to a money market fund. Until the first quarter of 2005, the Sigma Funds marketable securities balances were classified together with other money-market type cash investments as Cash and Cash Equivalents. In the first quarter of 2005, to provide enhanced disclosure, the Company reclassified the Sigma Fund investments out of Cash and Cash Equivalents and into a separate statement line entitled Sigma Funds as described below in “Investing Activities.” The Sigma Funds balance was $9.7 billion at October 1, 2005, compared to $7.7 billion at December 31, 2004. At October 1, 2005, $7.8 billion of the Sigma Funds investments were held in the U.S. and $1.9 billion were held by the Company or its subsidiaries in other countries.
      Repatriation of funds held outside the U.S. could be subject to delay and could have potential adverse tax consequences. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides for a special one-time tax incentive for U.S. multinationals to repatriate accumulated earnings from their foreign subsidiaries by providing an 85 percent dividends received deduction for certain qualifying dividends. During the third quarter of 2005, the Company finalized its repatriation plan under the Act, repatriated approximately $4.5 billion of accumulated foreign earnings and recorded an associated net income tax benefit of $251 million. The net income tax benefit included a $312 million tax benefit relating to the repatriation under the Act, offset by a $61 million tax charge for the reassessment of the Company’s cash position and related tax liability associated with the remaining foreign undistributed earnings.

Operating Activities
      In the first nine months of 2005, the Company generated positive cash flow from operations of $2.6 billion, compared to $2.4 billion generated in the first nine months of 2004. The primary contributors to cash flow from operations in the first nine months of 2005 were: (i) earnings from continuing operations (adjusted for non-cash items) of $2.9 billion, (ii) a $963 million increase in accounts payable and accrued liabilities, and (iii) a $243 million decrease in inventories. These positive contributors to operating cash flow were partially offset by: (i) a $1.1 billion increase in accounts receivable, and (ii) $370 million increase in other current assets.
      Accounts Receivable: The Company’s net accounts receivable were $5.7 billion at October 1, 2005, compared to $4.5 billion at December 31, 2004. The Company’s days sales outstanding (“DSO”), excluding net long-term finance receivables, were 54 days at October 1, 2005, compared to 46 days at December 31, 2004. The Company’s businesses sell their products in a variety of markets throughout the world. Payment terms can vary widely by market type and geographic location. Accordingly, the Company’s levels of accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made. The increases in accounts receivable and DSO at the end of the third quarter of 2005 compared to the end of 2004 can be largely attributed to changes in the geographic mix of sales during the quarter.
      Inventory: The Company’s net inventory was $2.3 billion at October 1, 2005, compared to $2.5 billion at December 31, 2004. The Company’s inventory turns were 9.3 at October 1, 2005, compared to 8.9 at December 31, 2004. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers with the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.
      Reorganization of Business: The Company is committed to productivity improvement plans aimed principally at improving manufacturing and distribution efficiencies and reducing costs in its integrated supply chain organization, as well as reducing other operating expenses. Cash payments for exit costs and employee separations in connection with the Company’s various plans were $78 million in the first nine months of 2005, compared to $99 million in the first nine months of 2004. Of the remaining $142 million of reorganization of business accruals at October 1, 2005, $80 million relates to employee separation costs and is expected to be paid during the fourth quarter of 2005 and the first half of 2006, and $62 million relates to exit costs, primarily for lease termination obligations, and will result in future cash payments that may extend over several years.
      Benefit Plan Contributions: During the three and nine months ended October 1, 2005: (i) aggregate contributions of $53 million and $90 million, respectively, were made to the Company’s U.S. pension plans, and (ii) contributions of $9 million and $26 million, respectively, were made to the Company’s Non-U.S. pension plans. The Company has previously disclosed that it expects its aggregate cash contributions to its U.S. pension plans during 2005 to be approximately $150 million. However, as previously discussed, recently-proposed and still-pending U.S. pension legislation may impact the Company’s pension contribution decisions. As the legislation continues to gain clarity, favorable regulations could result in an aggregate 2005 contribution in excess of the Company’s original estimate of $150 million. Expected aggregate contributions to the Non-U.S. pension plans during 2005 remain unchanged at $45 million. During the three and nine months ended October 1, 2005, contributions of $25 million and $38 million, respectively, were made to the postretirement health care fund.

Investing Activities
      The most significant components of the Company’s investing activities include: (i) proceeds from sales of investments and businesses, (ii) purchases of Sigma Funds investments, (iii) strategic acquisitions of, or investments in, other companies, and (iv) capital expenditures.
      Net cash used for investing activities was $1.4 billion for the first nine months of 2005, as compared to net cash provided of $327 million in the first nine months of 2004. The $1.7 billion increase in net cash used by investing activities in the first nine months of 2005, compared to the first nine months of 2004, was primarily due to: (i) a $2.3 billion increase in cash used for the purchase of Sigma Funds investments, (ii) a $97 million decrease in proceeds received from the disposition of property, plant and equipment, and (iii) a $89 million increase in capital expenditures, partially offset by: (i) a $621 million increase in proceeds from the sales of investments and businesses, (ii) a $121 million decrease in cash used for acquisitions and investments, and (iii) a $23 million increase in proceeds from the sale of short-term investments.
      Sales of Investments and Businesses: The Company received $1.1 billion in proceeds from the sales of investments and businesses in the first nine months of 2005, compared to proceeds of $497 million in the first nine months of 2004. The $1.1 billion in proceeds in the first nine months of 2005 were primarily comprised of: (i) $679 million from the sale of a portion of the Company’s shares in Nextel during the first half of 2005, (ii) $205 million from the sale of a portion of the Company’s remaining shares in Semiconductor Manufacturing International Corporation, and (iii) $96 million received in connection with the merger of Sprint and Nextel. The $497 million in proceeds generated in the first nine months of 2004 were primarily comprised of: (i) $216 million from the sale of the Company’s remaining shares in Broadcom Corporation, (ii) $141 million from the sale of a portion of the Company’s shares in Nextel, and (iii) $77 million from the sale of the Company’s shares in Nextel Partners, Inc.
      Sigma Funds: The Company and its wholly-owned subsidiaries invest most of their excess cash in two Sigma Reserve funds (the “Sigma Funds”), which are funds similar to a money market fund. The Company used $2.0 billion in net cash for the purchase of Sigma Funds investments in the first nine months of 2005, compared to $299 million in net proceeds from the sale of Sigma Funds investments in the first nine months of 2004. The Sigma Funds balance was $9.7 billion at October 1, 2005, compared to $7.7 billion at December 31, 2004.
      The Sigma Funds portfolios are managed by four major outside investment management firms and include investments in high quality (rated at least A/ A-1 by S&P or A2/ P-1 by Moody’s at purchase date) U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the funds must be 120 days or less with the actual average maturity of the investments being 80 days and 87 days at October 1, 2005 and December 31, 2004, respectively. Certain investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
      Strategic Acquisitions and Investments: The Company used cash for acquisitions and new investment activities of $140 million in the first nine months of 2005, compared to $261 million used in the first nine months of 2004. The largest components of the $140 million in cash used during the first nine months of 2005 were for: (i) the acquisition of certain IP assets and R&D workforce from Sendo by the Mobile Devices segment, (ii) the acquisition of Ucentric Systems, Inc. by the Connected Home Solutions segment, and (iii) funding of joint ventures formed by Motorola and Comcast that will focus on developing the next generation of conditional access technologies. The $261 million of cash used in the first nine months of 2004 was used for: (i) the acquisition of Force Computers by the Networks segment, (ii) the acquisition of Quantum Bridge Communications, Inc. (“Quantum Bridge”) by the Networks segment, and (iii) the acquisition of the remaining interest of Appeal Telecom of Korea by the Mobile Devices segment.

      Capital Expenditures: Capital expenditures in the first nine months of 2005 were $416 million, compared to $327 million in the first nine months of 2004. The increase in capital expenditures is primarily due to: (i) increased corporate spending on facility and asset upgrades, and (ii) increased spending in the Mobile Devices segment. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.
      Available-For-Sale Securities: In addition to available cash and cash equivalents, Sigma Funds investments and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At October 1, 2005, the Company’s available-for-sale securities portfolio had an approximate fair market value of $1.2 billion, with a cost basis of $1.0 billion and a net unrealized gain of $148 million. At December 31, 2004, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.9 billion, with a cost basis of $616 million and a net unrealized gain of $2.3 billion. As described above, the Company received approximately $1.1 billion in proceeds from the sale of available-for-sale securities during the first nine months of 2005.
      Nextel Investment: On August 12, 2005, Sprint Corporation (“Sprint”) completed its merger (the “Sprint Merger”) with Nextel Communications, Inc. (“Nextel”). In connection with the Sprint Merger, Motorola received 31.7 million voting shares and 37.6 million non-voting shares of Sprint Nextel Corporation (“Sprint Nextel”), as well as $46 million in cash, in exchange for its 54.7 million shares of Nextel. As further described below, Motorola recognized a net $1.3 billion pre-tax gain in connection with this transaction.
      In March 2003, Motorola entered into agreements with multiple investment banks to hedge up to 25 million of its shares of Class A Nextel common stock. The agreements are to be settled over periods of three, four and five years, respectively. Under these agreements, Motorola purchased put options from the investment banks and sold the banks an equivalent amount of call options on Nextel stock. The initial transaction resulted in no net proceeds to either party. Prior to August 12, 2005, changes in the fair value of the combined instruments were recorded in equity as a component of non-owner changes to equity. As a result of the Sprint Merger, these agreements now relate to the 31.7 million shares of Sprint Nextel Class A common stock received in exchange for the 25 million shares of Nextel and Motorola recognized a gain on the hedged Nextel shares. Motorola also recorded the unrealized loss of $418 million on the hedge instruments into income as a component of this gain. The instruments, including the underlying Sprint Nextel shares, were adjusted per the original contractual terms to reflect the economic effects of the merger. However, the instruments are no longer designated as a hedge of the Sprint Nextel shares received in the merger. As a result, Motorola recorded $58 million in income, reflecting the change in the value of the adjusted instruments from August 12, 2005 to October 1, 2005.
      Motorola, together with its wholly-owned subsidiary Motorola SMR, Inc. (“Motorola SMR”) owned 29.7 million shares of Class B Non-Voting Common Stock of Nextel (the “Nextel Class B Shares”). In connection with the announcement of a definitive agreement for the merger of Sprint and Nextel on December 14, 2004, Motorola, Motorola SMR and Nextel entered into an agreement (the “Letter Agreement”), pursuant to which Motorola and Motorola SMR agreed not to dispose of their Nextel Class B Shares (or any shares of non-voting common stock of Sprint/Nextel issued in exchange therefor pursuant to the merger agreement) for a period of up to 2 years. In exchange for the restrictions imposed under the Letter Agreement, Nextel agreed to pay Motorola a fee of $50 million (the “Consent Fee”). As a result of the Sprint Merger, Motorola received 37.6 million shares of Class B Non-Voting Common Stock of Sprint Nextel (the “Sprint Nextel Class B Shares”) in exchange for the Nextel Class B Shares. The provisions of the Letter Agreement continue to apply to the Sprint Nextel Class B Shares. In connection with completion of the Sprint Merger, Nextel paid Motorola the Consent Fee during the third quarter of 2005.
      As a result of the Sprint Merger, Motorola recognized a $1.7 billion pre-tax gain on the cash and shares of Sprint Nextel it received in exchange for its Nextel Shares. This gain was partially offset by a $418 million pre-tax loss recognized on its hedge of 25 million shares of Nextel Class A common stock.

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
      Net cash used for financing activities was $1.1 billion in the first nine months of 2005, compared to $1.5 billion of cash used in the first nine months of 2004. Cash used for financing activities in the first nine months of 2005 was primarily attributable to: (i) $1.1 billion of cash used to repay debt, (ii) $294 million of cash used to pay dividends, and (iii) $517 million of cash used for the purchase of the Company’s common stock under the share repurchase program, partially offset by proceeds of $839 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.
      Cash used for financing activities in the first nine months of 2004 was primarily attributable to: (i) $2.3 billion to repay debt (including commercial paper), (ii) $500 million to redeem all outstanding Trust Originated Preferred Securitiessm (the “TOPrS”), and (iii) $280 million to pay dividends, partially offset by: (i) $1.2 billion in distributions from discontinued operations, and (ii) $295 million in proceeds received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.
      Short-term Debt: At October 1, 2005, the Company’s outstanding notes payable and current portion of long-term debt was $344 million, compared to $717 million at December 31, 2004. In the fourth quarter of 2004, the $398 million of 6.5% Debentures due 2025 (the “2025 Debentures”) were reclassified to current maturities of long-term debt, as the holders of the debentures had the right to put their debentures back to the Company on September 1, 2005. The notification period for the put was from July 1 to August 1, 2005. As of August 1, $1 million of the 2025 Debentures had been submitted for redemption on September 1, with the remaining put options expiring unexercised. The remaining $397 million of 2025 Debentures were reclassified back to long-term debt in the second quarter of 2005.
      Net cash proceeds from the sale of commercial paper and short-term borrowings were $25 million in the first nine months of 2005, compared to net cash used of $7 million in the first nine months of 2004. The Company had $300 million of outstanding commercial paper on both October 1, 2005 and December 31, 2004. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2005.
      Long-term Debt: At October 1, 2005, the Company had outstanding long-term debt of $4.0 billion, compared to $4.6 billion at December 31, 2004. The change can be attributed to the reclassification of the 2025 Debentures described above and the repayment of long-term debt. The Company used $1.1 billion to repurchase an aggregate principal amount of $1 billion of long-term debt in the first nine months of 2005, compared to net cash used of $2.8 billion in the first nine months of 2004 to retired an aggregate principal amount of $2.2 billion of debt and $500 million of TOPrS.sm
      Although the Company believes that it can continue to access the capital markets in 2005 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the Company’s current levels of outstanding long-term debt, and (ii) the Company’s credit ratings. In addition, many of the factors that affect the Company’s ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company’s control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.
      Redemptions and Repurchases of Outstanding Debt Securities: In August 2005, the Company commenced cash tender offers for up to $1.0 billion of certain of its outstanding long-term debt. The tender offers expired on September 28, 2005 and the Company repurchased an aggregate principal amount of $1.0 billion of its outstanding long-term debt for an aggregate purchase price of $1.1 billion. Included in the $1.0 billion of long-term debt repurchased were repurchases of: (i) $86 million of the $200 million of 6.50% Notes due 2008 outstanding, (ii) $241 million of the $325 million of 5.80% Notes due 2008 outstanding, and (iii) $673 million of the $1.2 billion of 7.625% Notes due 2010 outstanding. In addition, the Company unwound $1.0 billion of fixed-to-floating interest rate swaps associated with the debt repurchased during the quarter, resulting in an expense of approximately $22 million. The aggregate charge for the repurchase of the debt and the unwinding of the associated interest rate swaps, as presented in Other income (expense), was $137 million.
      On September 1, 2005 the Company retired $1 million of the $398 million of 6.5% Debentures due 2025 (the “2025 Debentures”) in connection with the holders of the debentures right to put their debentures back to the Company. The residual put options expired unexercised and the remaining $397 million of 2025 Debentures were reclassified back to long-term debt.
      In the first nine months of 2004, the Company repaid, at maturity, the $500 million 6.75% debentures and Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company, redeemed all outstanding TOPrS for an aggregate redemption price of $500 million, plus accrued interest.
      Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. Subject to these factors, the Company has announced a goal to further reduce its total debt by an additional $1 billion during 2006.
      Share Repurchase Program: On May 18, 2005, the Company announced that its Board of Directors authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending on May 31, 2008, subject to market conditions. During the third quarter of 2005, the Company paid $353 million to repurchase 16.6 million shares at an average price of $21.27 per share, pursuant to the program. During the first nine months of 2005, the Company has paid $517 million to repurchase 25.7 million shares at an average price of $20.05 per share, all shares repurchased have been retired.
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

Long-Term Debt
Commercial
Name of Rating Agency	Rating	Outlook	Paper	Date of Last Action

Moody’s	Baa2	stable	P-2	June 2, 2005 (upgrade)
S&P	BBB+	stable	A-2	May 31, 2005 (upgrade)
Fitch	BBB+	positive	F-2	January 20, 2005 (upgrade)
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

      The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. The Company has greatly reduced the amount of its commercial paper outstanding in comparison to historical levels and has maintained commercial paper balances of between $300 million and $500 million for the past four years. This reflects the fact that the market for commercial paper rated “A-2/P-2/ F-2” is much smaller than that for commercial paper rated “A-1/ P-1/ F-1” and commercial paper or other short-term borrowings may be of limited availability to participants in the “A-2/ P-2/ F-2” market from time-to-time or for extended periods.
      As further described under “Customer Financing Arrangements” below, for many years the Company has utilized a number of receivables programs to sell a broadly-diversified group of short-term receivables to third parties. Certain of the short-term receivables are sold to a multi-seller commercial paper conduit. This program provides for up to $300 million of short-term receivables to be outstanding with the conduit at any time. The obligations of the conduit to continue to purchase receivables under this short-term receivables program could be terminated if the Company’s long-term debt was rated lower than “BB+” by S&P or “Ba1” by Moody’s (which would be a decline of three levels from the current Moody’s rating). If this short-term receivables program were terminated, the Company would no longer be able to sell its short-term receivables to the conduit in this manner, but it would not have to repurchase previously-sold receivables.

Credit Facilities
      At October 1, 2005, the Company’s total domestic and non-U.S. credit facilities totaled $2.9 billion, of which $116 million was considered utilized. These facilities are principally comprised of: (i) a $1.0 billion three-year revolving domestic credit facility maturing in May 2007 (the “3-Year Credit Facility”) which is not utilized, and (ii) $1.9 billion of non-U.S. credit facilities (of which $116 million was considered utilized at October 1, 2005). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Funds balances and other sources of liquidity, are generally available to support outstanding commercial paper, which was $300 million at October 1, 2005. In order to borrow funds under the 3-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 3-Year Credit Facility include covenants relating to net interest coverage and total debt-to-book capitalization ratios. The Company was in compliance with the terms of the 3-Year Credit Facility at October 1, 2005. The Company has never borrowed under its domestic revolving credit facilities.

Customer Financing Commitments and Guarantees
      Outstanding Commitments: Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $789 million at October 1, 2005, compared to $294 million at December 31, 2004. Of these amounts, $665 million was supported by letters of credit or by bank commitments to purchase receivables at October 1, 2005, compared to $162 million at December 31, 2004. The Company made loans to two customers totaling $5 million during the third quarter of 2005, compared to a loan to one customer totaling $16 million during the third quarter of 2004.
      Guarantees of Third-Party Debt: In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $61 million and $78 million at October 1, 2005 and December 31, 2004, respectively (including $54 million and $70 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $20 million and $29 million at October 1, 2005 and December 31,

2004, respectively (including $18 million and $25 million, respectively, relating to the sale of short-term receivables). The Company evaluates its contingent obligations under these financial guarantees by assessing the customer’s financial status, account activity and credit risk, as well as the current economic conditions and historical experience.

Customer Financing Arrangements
      Outstanding Finance Receivables: The Company had net finance receivables of $228 million at October 1, 2005, compared to $170 million at December 31, 2004 (net of allowances for losses of $1.9 billion at October 1, 2005 and $2.0 billion at December 31, 2004). These finance receivables are generally interest bearing, with rates ranging from 3% to 10%. Interest income recognized on finance receivables was $2 million for both the three months ended October 1, 2005 and October 2, 2004, and was $6 million and $5 million for the nine months ended October 1, 2005 and October 2, 2004, respectively.
      Telsim Loan: At October 1, 2005 and December 31, 2004, the Company had $1.9 billion of gross receivables outstanding from one customer, Telsim Mobil Telekomunikayson Hizmetleri A.S. (“Telsim”), in Turkey (the “Telsim Loan”). As a result of difficulties in collecting the amounts due from Telsim, the Company has previously recorded charges reducing the net receivable from Telsim to zero. The net receivable from Telsim has been zero since 2002. On October 28, 2005, the Company announced that it settled the Company’s and its subsidiaries’ financial and legal claims against Telsim. The Government of Turkey and the Turkish Savings and Deposit Insurance Fund (“TMSF”) are third party beneficiaries of the settlement agreement. In settlement of its claims, the Company received $500 million in cash and the right to receive 20% of the proceeds in excess of $2.5 billion from any sale of Telsim. The Company has agreed to dismiss its litigation against Telsim and certain other corporate defendants under TMSF control and to cease its collection efforts against such parties. The Company also has agreed to dismiss its pending arbitration against the Government of Turkey at the International Center for Settlement of Investment disputes in Washington, D.C. The Company is permitted to, and will continue to, enforce is U.S. court judgment against the Uzan family, except in Turkey and three other countries.
      Sales of Receivables and Loans: From time to time, the Company sells short-term receivables, long-term loans and lease receivables under sales-type leases (collectively, “finance receivables”) to third parties in transactions that qualify as “true-sales.” Certain of these finance receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature. Certain sales may be made through separate legal entities that are also consolidated by the Company. The Company may or may not retain the obligation to service the sold finance receivables.
      In the aggregate, at October 1, 2005, these committed facilities provided for up to $843 million to be outstanding with the third parties at any time, as compared to up to $724 million provided at December 31, 2004. As of October 1, 2005, $287 million of these committed facilities were utilized, compared to $305 million utilized at December 31, 2004. As described above under “Credit Ratings”, certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.
      Total finance receivables sold by the Company were $1.0 billion in the third quarter of 2005 (including $918 million of short-term receivables), compared to $781 billion sold in the third quarter of 2004 (including $736 million of short-term receivables). As of October 1, 2005, there were $595 million of receivables outstanding under these programs for which the Company retained servicing obligations (including $459 of short-term receivables), compared to $735 million outstanding at December 31, 2004 (including $602 of short-term receivables).
      Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $18 million and $25 million at

October 1, 2005 and December 31, 2004, respectively. Reserves of $3 million and $4 million were recorded for potential losses on sold receivables at October 1, 2005 and December 31, 2004, respectively.

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
Segment Information
      The following commentary should be read in conjunction with the financial results of each reporting segment for the three months and nine months ended October 1, 2005 and October 2, 2004 as detailed in Note 9, “Segment Information,” of the Company’s condensed consolidated financial statements.
Mobile Devices Segment
      The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. For the third quarters of 2005 and 2004, the segment’s net sales represented 59% and 53% of the Company’s consolidated net sales, respectively. For the first nine months of 2005 and 2004, the segment’s net sales represented 56% and 54% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended

	October 1,	October 2,	%	October 1,	October 2,	%
	2005	2004	Change	2005	2004	Change
(Dollars in millions)
Segment net sales	$5,603	$3,987	41%	$14,918	$12,091	23%
Operating earnings	597	394	52%	1,535	1,196	28%

Three months ended October 1, 2005 compared to three months ended October 2, 2004
      In the third quarter of 2005, the segment’s net sales increased 41% to $5.6 billion, compared to $4.0 billion in the third quarter of 2004. The increase in net sales was primarily driven by strong demand for GSM handsets and reflects consumers’ desire for the segment’s compelling products that combine innovative style and leading technology. On a geographic basis, net sales increased across all regions.
      Unit shipments in the third quarter of 2005 increased 66% to 38.7 million units, compared to 23.3 million units in the third quarter of 2004. Since the segment’s increase in unit shipments outpaced all major competitors, the segment believes it increased its overall market share, both compared to the third quarter of 2004 and sequentially from the second quarter of 2005, and strengthened its position as the second-largest worldwide supplier of wireless handsets. In the third quarter of 2005, ASP decreased approximately 14% compared to the third quarter of 2004 and stayed relatively flat sequentially from the second quarter of 2005.

The decrease in ASP was driven primarily by a higher percentage of sales of lower-tier products in the overall sales mix.
      The segment’s operating earnings increased to $597 million in the third quarter of 2005, compared to operating earnings of $394 million in the third quarter of 2004. The 52% increase in operating earnings was primarily due to the 41% increase in net sales, partially offset by: (i) an increase in SG&A expenditures, primarily reflecting an increase in marketing and sales support expenditures, and (ii) an increase in R&D expenditures, primarily reflecting increased developmental engineering expenditures due to additional investment in new product development.

Nine months ended October 1, 2005 compared to nine months ended October 2, 2004
      In the first nine months of 2005, the segment’s net sales increased 23% to $14.9 billion, compared to $12.1 billion in the first nine months of 2004. The increase in net sales in the first nine months of 2005 was primarily driven by strong demand for GSM handsets. On a geographic basis, net sales increased across all regions.
      Unit shipments in the first nine months of 2005 increased 40% to 101.3 million units, compared to 72.6 million units in the first nine months of 2004. The increase in unit shipments was primarily driven by strong demand for GSM handsets. In the first nine months of 2005 compared to the first nine months of 2004, ASP declined approximately 11%. The decrease in ASP was driven primarily by a higher percentage of sales of lower-tier products in the overall sales mix.
      The segment’s operating earnings increased to $1.5 billion in the first nine months of 2005, compared to operating earnings of $1.2 billion in the first nine months of 2004. The 28% increase in operating earnings was primarily due to the 23% increase in net sales, partially offset by: (i) an increase in R&D expenditures, primarily reflecting increased developmental engineering expenditures due to additional investment in new product development, and (ii) an increase in SG&A expenditures, primarily reflecting an increase in marketing and sales support expenditures.
Networks Segment
      The Networks segment designs, manufactures, sells, installs and services wireless infrastructure communication systems, including hardware and software. The segment provides end-to-end wireless networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. In addition, the segment designs, manufactures, and sells: (i) embedded communications computing platforms, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. For the third quarters of 2005 and 2004, the segment’s net sales represented 17% and 19% of the Company’s consolidated net sales, respectively. For the first nine months of 2005 and 2004, the segment’s net sales represented 18% and 20% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended

	October 1,	October 2,	%	October 1,	October 2,	%
	2005	2004	Change	2005	2004	Change
(Dollars in millions)
Segment net sales	$1,565	$1,462	7%	$4,838	$4,477	8%
Operating earnings	268	159	69%	765	443	73%

Three months ended October 1, 2005 compared to three months ended October 2, 2004
      In the third quarter of 2005, the segment’s net sales increased 7% to $1.6 billion, compared to $1.5 billion in the third quarter of 2004. On a geographic basis, net sales increased in the Europe, Middle East and Africa region (“EMEA”) and North America, which offset lower sales in Asia and Latin America. The increase in sales was driven by increased customer purchases of wireless infrastructure equipment, as well as increased sales of embedded computing systems.

      The segment’s operating earnings increased to $268 million in the third quarter of 2005, compared to operating earnings of $159 million in the third quarter of 2004. The 69% increase in operating earnings was primarily due to: (i) the 7% increase in net sales, (ii) improvements in cost structure, and (iii) a decrease in SG&A expenditures, which was primarily driven by a decrease in employee incentive program accruals. These improvements were partially offset by an increase in R&D expenditures, reflecting increased developmental engineering expenditures due to additional investment in growth businesses of wireline broadband, next-generation platforms and wireless broadband.
      The segment’s gross margin percentages differ among its services, software and equipment businesses, and within the equipment business by the technologies mentioned above. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period.

Nine months ended October 1, 2005 compared to nine months ended October 2, 2004
      In the first nine months of 2005, the segment’s net sales increased 8% to $4.8 billion, compared to $4.5 billion in the first nine months of 2004. On a geographic basis, net sales increased in EMEA and North America, which offset lower sales in Asia and Latin America. The increase in sales was driven by increased customer purchases of wireless infrastructure equipment, as well as increased sales of embedded computing systems.
      The segment’s operating earnings increased to $765 million in the first nine months of 2005, compared to operating earnings of $443 million in the first nine months of 2004. The 73% increase in operating earnings was primarily due to: (i) the 8% increase in net sales, (ii) improvements in cost structure, and (iii) a decrease in SG&A expenditures. This improvement in gross margin was partially offset by an increase in R&D expenditures due to additional investment in the growth businesses of wireline broadband, next-generation platforms and wireless broadband.
Government and Enterprise Mobility Solutions Segment
      The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles. For the third quarters of 2005 and 2004, the segment’s net sales represented 17% and 21% of the Company’s consolidated net sales, respectively. For the first nine months of 2005 and 2004, the segment’s net sales represented 18% and 20% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended

	October 1,	October 2,	%	October 1,	October 2,	%
	2005	2004	Change	2005	2004	Change
(Dollars in millions)
Segment net sales	$1,620	$1,565	4%	$4,781	$4,552	5%
Operating earnings	180	197	(9)%	568	620	(8)%

Three months ended October 1, 2005 compared to three months ended October 2, 2004
      In the third quarter of 2005, the segment’s net sales increased 4% to $1.6 billion, compared to $1.6 billion in the third quarter of 2004. The increase in net sales reflects increased net sales to the segment’s government market, partially offset by a decrease in net sales to the segment’s automotive market. The increase in net sales in the government market was driven by customer spending on homeland security initiatives. The decrease in net sales in the automotive electronics business was due primarily to pricing pressure in the domestic auto industry. On a geographic basis, net sales increased in the Americas and Asia, which offset lower sales in Europe. The Company remained a global leader in bringing mission-critical communication solutions to first responders for homeland security-related initiatives at the federal, local and state levels. Net sales in the

Americas continue to comprise a significant portion of the segment’s business, accounting for 74% of the segment’s net sales in the third quarter of 2005, compared to 72% in the third quarter of 2004.
      The segment reported operating earnings of $180 million in the third quarter of 2005, compared to operating earnings of $197 million in the third quarter of 2004. The 9% decrease in operating earnings was primarily due to: (i) an increase in reorganization of business charges, primarily related to employee severance, (ii) a reduction in gross margin as a percentage of net sales, primarily due to price reductions in the automotive electronics business and a product mix shift in the public safety business, and (iii) an increase in R&D expenditures, driven by increased investment in next-generation technologies across the segment. These negative impacts were partially offset by: (i) a 4% increase in net sales, and (ii) a decrease in SG&A expenditures. The segment experienced an operating earnings decline compared to the third quarter of 2004 in both: (i) the government market, due to the reorganization of business charges noted above, and (ii) the automotive business.
      The scope and size of systems requested by some of the segment’s government customers continue to increase, including requests for country-wide and state-wide systems. These larger systems are more complex and include a wide range of capabilities. Large-system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects.

Nine months ended October 1, 2005 compared to nine months ended October 2, 2004
      In the first nine months of 2005, the segment’s net sales increased 5% to $4.8 billion, compared to $4.6 billion in the first nine months of 2004. The overall increase in net sales reflects increased sales to the segment’s government and enterprise markets, partially offset by a decrease in sales to the automotive electronics market, driven primarily by weak automobile industry conditions. The increase in net sales in the government market was driven by customer spending on homeland security initiatives. Increased net sales in the enterprise market reflect enterprise customers’ demand for business-critical communications. Net sales in the Americas continued to comprise a significant portion of the segment’s business, accounting for 73% of the segment’s net sales in the first nine months of 2005, compared to 72% in the first nine months of 2004.
      The segment reported operating earnings of $568 million in the first nine months of 2005, compared to operating earnings of $620 million in the first nine months of 2004. The 8% decrease in operating earnings was primarily due to: (i) a decrease in gross margin as a percentage of net sales resulting from price reductions in the automotive electronics business and a product mix shift in the public safety business towards lower-margin products, (ii) an increase in R&D expenditures, driven by increased investment in next-generation technologies across the segment, and (iii) an increase in reorganization of business charges, primarily relating to employee severance. These negative impacts were partially offset by: (i) a 5% increase in net sales, and (ii) a decrease in SG&A expenditures. The segment saw operating earnings growth in the government and enterprise markets and a decline in operating earnings in the automotive business compared to the first nine months of 2004.
Connected Home Solutions Segment
      The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top terminals for cable television, IP video and broadcast networks, (ii) high speed data and voice products, including cable/voice modems and cable modem termination systems, as well as Internet Protocol-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite television systems, (v) direct-to-home satellite networks and private networks for business communications, and (vi) home and family monitoring and control solutions and advanced video communications products. For the third quarters of 2005 and 2004, the segment’s net sales represented 8% and 7% of the Company’s consolidated net sales, respectively. For the first nine months of 2005 and 2004, the segment’s net sales represented 8% and 7% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended

	October 1,	October 2,	%	October 1,	October 2,	%
	2005	2004	Change	2005	2004	Change
(Dollars in millions)
Segment net sales	$710	$556	28%	$2,090	$1,545	35%
Operating earnings	59	40	48%	125	103	21%

Three months ended October 1, 2005 compared to three months ended October 2, 2004
      In the third quarter of 2005, the segment’s net sales increased 28% to $710 million, compared to $556 million in the third quarter of 2004. The increase in net sales was primarily due to: (i) increased purchases of digital set-top boxes by North American cable operators, and (ii) an increase in ASP due to a mix shift towards higher-end digital set-top boxes. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 84% of the segment’s total net sales in both the third quarter of 2005 and the third quarter of 2004.
      In the third quarter of 2005, compared to the third quarter of 2004, net sales of digital set-top boxes increased, due to increases in both ASP and unit shipments. The increases in ASP and unit shipments were driven by increased demand for higher-end products, particularly high definition/digital video recording (“HD/ DVR”) set-tops. The segment continued to maintain the largest share of the worldwide market for digital cable set-top boxes.
      The segment reported operating earnings of $59 million in the third quarter of 2005, compared to operating earnings of $40 million in the third quarter of 2004. The 48% increase in operating results was primarily due to the 28% increase in net sales, partially offset by: (i) increased product costs due to increased sales of higher-end products, (ii) higher R&D expenditures, and (iii) increased SG&A expenditures. Although the HD/ DVR set-tops carry a higher ASP, the higher costs on the set-top product line caused gross margin as a percentage of sales to decrease in the third quarter of 2005, compared to the third quarter of 2004.

Nine months ended October 1, 2005 compared to nine months ended October 2, 2004
      In the first nine months of 2005, the segment’s net sales increased 35% to $2.1 billion, compared to $1.5 billion in the first nine months of 2004. The 35% increase in net sales was driven by increases in both ASP and unit shipments of digital set-top boxes. Net sales in North America represented 85% of the segment’s total net sales in the first nine months of 2005, compared to 82% in the first nine months of 2004.
      The segment reported operating earnings of $125 million in the first nine months of 2005, compared to operating earnings of $103 million in the first nine months of 2004. The 21% increase in operating earnings was primarily due to the 35% increase in net sales, but was largely offset by lower gross margins. The decrease in gross margin reflects: (i) higher volume of sales of new, higher-tiered products carrying lower margins, and (ii) increased costs incurred during the first nine months to meet the rapid demand for high-end set-tops. Both R&D and SG&A decreased as a percentage of net sales, primarily due to the increase in net sales, as well as the continued focus on cost containment.
      During the first quarter of 2005, Motorola and Comcast announced a broader strategic relationship that includes an agreement for a multi-year set-top commitment. This agreement extended Comcast and Motorola’s agreement for Comcast to purchase set-tops and network equipment, including HD/ DVR and standard-definition entry-level set-top models. As part of this strategic relationship, Motorola and Comcast also formed two joint ventures that will focus on developing and licensing the next generation of conditional access technologies.
     Settlement Agreement with Mike Zafirovski
      On October 31, 2005, Motorola settled a lawsuit against Mike Zafirovski, Motorola’s former president and chief operating officer, and Nortel Networks, Ltd. (“Nortel”). In the lawsuit, Motorola alleged that

Mr. Zafirovski’s appointment as president and chief executive officer of Nortel threatened to create an unlawful misappropriation of Motorola trade secrets and a was a breach of multiple non-compete, confidentiality and non-solicitation agreements that Mr. Zafirovski signed with Motorola. In order to protect Motorola’s intellectual capital and proprietary information, the terms of the settlement reaffirm Mr. Zafirovski’s obligations to protect Motorola’s trade secrets and confidential information and restrict him from internal and customer activities at Nortel that could lead to his use, or sharing, of such information to Nortel’s unfair advantage. The settlement also restricts certain recruiting activities by Nortel and Zafirovski. The settlement includes payment of $11.5 million to Motorola and requires Mr. Zafirovski to regularly certify compliance with the terms of the settlement to Motorola and Nortel’s board of directors.

Significant Accounting Policies
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
      In the third quarter of 2005, there has been no change in the above critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies.

Recent Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” which is effective for fiscal years ending after December 15, 2005. The interpretation requires a conditional asset retirement obligation to be recognized when the fair value of the liability can be reasonably estimated. The Company does not believe the adoption of this interpretation will have a material impact on the Company’s financial statements.
      In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), a revision to Statement No. 123, “Accounting for Stock-Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At October 1, 2005, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was

$526 million. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining vesting period of these options. The intent of the Company is to adopt SFAS 123R as of January 1, 2006. The Company believes that the adoption of this standard will result in a reduction of earnings per share by $0.06 to $0.08 in 2006. This estimate is based on many assumptions including the level of stock option grants expected in 2006, the Company’s stock price, and significant assumptions in the option valuation model including volatility and the expected life of options. Actual expenses could differ from the estimate.
      In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions” (“Opinion 29”), to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial statements.
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
      At October 1, 2005 and December 31, 2004, the Company had net outstanding foreign exchange contracts totaling $2.2 billion and $3.9 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of October 1, 2005 and December 31, 2004:

	October 1,	December 31,
Buy (Sell)	2005	2004

Euro	$(1,019)	$(1,588)
Chinese Yuan	(362)	(821)
Canadian Dollar	(82)	212
Brazilian Real	(278)	(318)
Korean Won	(69)	85
      The Company is exposed to credit-related losses if counter parties to financial instruments fail to perform their obligations. However, it does not expect any counter parties, which presently have high credit ratings, to fail to meet their obligations.
      On July 21, 2005, the Chinese government stated it would no longer peg its currency to the United States Dollar but instead will let the Yuan float in a tight band against a basket of foreign currencies. The Yuan immediately strengthened as compared to the fixed U.S. Dollar. The Company has major sales and manufacturing operations in China, as well as the rest of Asia which are impacted by this currency change. At October 1, 2005, the Company has hedged $362 million of our Chinese Yuan currency exposure primarily to cover cash anticipated in the fourth quarter of 2005. Based on the Company’s current operations in China, should the Yuan appreciate, the Company expects a small favorable impact on future unhedged results. Similarly, any depreciation of the Yuan will have a small adverse impact.

Interest Rate Risk
      At October 1, 2005, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $4.0 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates.
      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. During the three months ended October 1, 2005, in conjunction with the repurchase of an aggregate principal amount of $1.0 billion of long-term debt, $1.0 billion of these swaps that were associated with the repurchased debt were unwound, resulting in expense of approximately $22 million which is included in debt retirement within Other Income (Expense) in the Company’s condensed consolidated statement of operations. The following table displays which interest rate swaps have been entered into at October 1, 2005:

Date Executed	Principal Amount Hedged	Underlying Debt Instrument

	(In millions)
August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$2,642

      The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 6.5% for the three months ended October 1, 2005. The fair value of the interest rate swaps at October 1, 2005 and December 31, 2004, was approximately $(40) million and $3 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at October 1, 2005 or December 31, 2004.
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

Investment Hedge
      On August 12, 2005, Sprint Corporation (“Sprint”) completed its merger (the “Sprint Merger”) with Nextel Communications, Inc. (“Nextel”). In connection with the Sprint Merger, Motorola received 31.7 million voting shares and 37.6 million non-voting shares of Sprint Nextel Corporation (“Sprint Nextel”), as well as $46 million in cash, in exchange for its 54.7 million shares of Nextel.
      In March 2003, Motorola entered into agreements with multiple investment banks to hedge up to 25 million of its shares of Class A Nextel common stock. The agreements are to be settled over periods of three, four and five years, respectively. Under these agreements, Motorola purchased put options from the investment banks and sold the banks an equivalent amount of call options on Nextel stock. The initial transaction resulted in no net proceeds to either party. Prior to August 12, 2005, changes in the fair value of the combined instruments were recorded in equity as a component of non-owner changes to equity. As a result of the Sprint Merger, these agreements now relate to the 31.7 million shares of Sprint Nextel Class A common stock received in exchange for the 25 million shares of Nextel and Motorola recognized a gain on the hedged Nextel shares. Motorola also recorded the unrealized loss of $418 million on the hedge instruments into income as a component of this gain. The instruments, including the underlying Sprint Nextel shares, were adjusted per the original contractual terms to reflect the economic effects of the merger. However, the instruments are no longer designated as a hedge of the Sprint Nextel shares received in the merger. As a result, Motorola recorded $58 million in income, reflecting the change in the value of the adjusted instruments from August 12, 2005 to October 1, 2005.

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
      (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Business Risks
      Statements that are not historical facts are forward-looking statements based on current expectations that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements in the “Looking Forward” section of our Executive Summary and statements about: (1) future payments, charges, use of accruals and expected cost-saving benefits in connection with reorganization of businesses programs, (2) the Company’s ability and cost to repatriate additional funds, (3) future contributions by the Company to pension plans or retiree healthcare benefit plans, (4) future levels of outstanding commercial paper borrowings, (5) the Company’s plans to reduce long-term debt through redemptions and repurchases of outstanding securities, (6) the Company’s ability to access the capital markets, (7) the impact on the Company from changes in credit ratings, (8) the adequacy of reserves relating to long-term finance receivables and other contingencies, (9) the Company’s ability to recover any additional amounts owed to it by Telsim in connection with a sale of Telsim, (10) the Company’s ability to recover amounts owed to it by the Uzan family in connection with the Company’s U.S. judgment against the Uzans, (11) the outcome of ongoing and future legal proceedings, including without limitation, those relating to Iridium, (12) the completion and/or impact of acquisitions or divestitures, (13) the impact of ongoing currency policy in foreign jurisdictions and other foreign currency exchange risks, (14) future hedging activity and expectations of the Company, (15) the ability of counterparties to financial instruments to perform their obligations, and (16) the impact of recent accounting pronouncements on the Company.
      The Company cautions the reader that the factors below and those on pages 70 through 80 of the Company’s 2004 Annual Report on Form 10-K and in its other SEC filings could cause the Company’s actual results to differ materially from those stated in the forward-looking statements. These factors include: (1) the uncertainty of current economic and political conditions, as well as the economic outlook for the telecommunications, broadband and automotive industries; (2) the Company’s ability to continue to increase profitability and market share in its wireless handset business; (3) demand for the Company’s products, including products related to new technologies; (4) the Company’s ability to introduce new products and technologies in a timely manner; (5) risks related to dependence on certain key manufacturing suppliers; (6) risks related to the Company’s high volume of manufacturing and sales in Asia; (7) the Company’s ability to purchase sufficient materials, parts and components to meet customer demand; (8) the creditworthiness of the Company’s customers, particularly purchasers of large infrastructure systems; (9) unexpected liabilities or expenses, including unfavorable outcomes to any pending or future litigation, including, without limitation, any relating to the Iridium project; (10) the timing and levels at which design wins become actual orders and sales; (11) the impact of foreign currency fluctuations; (12) the Company’s ability to use its deferred tax assets; (13) the impact on the Company from continuing hostilities in Iraq and conflict in other countries; (14) the impact of changes in governmental policies, laws or regulations; (15) the outcome of currently ongoing and future tax matters with the IRS; (16) the Company’s ability to realize expected savings from cost-reduction actions; (17) the possibility that the Company’s substantial investments in emerging technologies, including without limitation, products for broadband communications over wireline, wireless and cable networks, do not result in commercially successful products; (18) the impact to the Company’s broadband business as traditional providers of telecommunications services compete with cable operators for the delivery of video services; (19) the possibility that new products and upgrades of current products developed by the Company do not comply with future industry or technology standards and thus do not become widely accepted; (20) unforeseen negative consequences from the Company’s outsourcing of various activities, including certain manufacturing, information technology and administrative functions; (21) the possibility that the Company does not accurately anticipate technological and market trends and is, therefore, unable to address competing technological and product developments carried out by our competitors; (22) the possibility that Telsim is not sold, or that it is sold for a purchase price of less than $2.5 billion, and the Company does not receive any additional proceeds with regard to its claims against Telsim; (23) the possibility that a damage claim by a counterparty to a contract with uncapped damage provisions could result in expenses to the Company that are far in excess of the revenue received from the counterparty in connection with the contract; (24) unforeseen limitations to the Company’s continuing ability to access the capital markets on favorable terms; (25) volatility in the market value of securities held by the Company; (26) the success of alliances and agreements with other companies to develop new products, technologies and services; (27) difficulties in integrating the operations of newly-acquired businesses and achieving strategic objectives, cost savings and other benefits; and (28) changes regarding the actual or assumed performance of the Company’s pension plan.

Part II — Other Information

Item 1.	Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage
      Motorola has been a defendant in several cases arising out of its manufacture and sale of wireless telephones.
      During 2001, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) transferred five cases, Naquin, et al., v. Nokia Mobile Phones, et al.; Pinney and Colonell v. Nokia, Inc., et al.; Gilliam, et al., v. Nokia, Inc., et al.; Farina v. Nokia, Inc., et al.; and Gimpelson v. Nokia, Inc., et al., which allege that the failure to incorporate a remote headset into cellular phones rendered the phones defective and that cellular phones cause undisclosed injury to cells and other health risks, to the United States District Court for the District of Maryland (the “MDL Court”) for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (the “MDL Proceeding”). On March 5, 2003, the MDL Court dismissed the five cases on federal preemption grounds. Plaintiffs appealed and, on March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the jurisdictional ruling in Pinney, Gilliam, Farina and Gimpelson, and the dismissal on preemption grounds in Naquin. The Pinney, Gilliam, Farina and Gimpelson cases were returned to the MDL Court for remand to the state courts from which they were removed (Maryland, New York, Pennsylvania, and Georgia, respectively). The Naquin case was remanded to the MDL Court for further proceedings. On August 10, 2005, Motorola and its co-defendants filed a petition for writ of certiorari in the United States Supreme Court seeking review of the Fourth Circuit’s decision in Naquin. On August 10, 2005, some of Motorola’s co-defendants filed a petition for writ of certiorari styled Cellco Partnership, et al., v. Pinney, et al. seeking an order vacating the Pinney jurisdictional ruling and remanding the case to the Fourth Circuit for review in light of Supreme Court precedent decided after Pinney. On October 31, 2005, the Supreme Court denied both petitions.

Case relating to Two-Way Radio Usage
      On January 23, 2004, Motorola was added as a co-defendant with New York City in Virgilio, et al. v. Motorola, et al., filed in the United States District Court for the Southern District of New York. The suit was originally filed in December 2003 (against New York City alone) on behalf of twelve New York City firefighters who died in the attack on the World Trade Center on September 11, 2001. On March 10, 2004, the court, to which all September 11 litigation has been assigned, granted Motorola’s and the other defendant’s motion to dismiss the complaint on the grounds that all of the Virgilio plaintiffs had filed claims with the September 11th Victims’ Compensation Fund, that the statutory scheme clearly required injured parties to elect between the remedy provided by this Fund and the remedy of traditional litigation and that plaintiffs, by pursuing the Fund, had chosen not to pursue litigation. Subsequent appeals of the issue and petitions to the United States Court of Appeals for the Second Circuit have been denied and the decision of the lower court dismissing the case was affirmed. On October 13, 2005, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court.

Telsim-Related Cases
      In April 2001, Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), a wireless telephone operator in Turkey, defaulted on the payment of approximately $2 billion of loans owed to Motorola and its subsidiaries (the “Telsim Loans”). Motorola fully reserved the carrying value of the Telsim Loans in the second quarter of 2002. The Uzan family formerly controlled Telsim. Telsim and its related companies are now under the control of the Turkish government. Motorola is involved in several matters related to Telsim.

October 2005 Settlement
      On October 28, 2005, Motorola signed an agreement resolving its disputes regarding the Telsim Loans with Telsim and the Government of Turkey (the “Telsim Dispute Agreement”). The parties to the Telsim Dispute Agreement are: Motorola, Inc., Motorola Credit Corporation, Motorola Limited, Motorola Komunikasyon Ticaret ve Servis Limited Sirketi, Telsim, Rumeli Telefon Sistemleri A.S. and Bayindirbank A.S. The Government of Turkey and the Turkish Savings and Deposit Insurance Fund (“TMSF”) are third-party beneficiaries of the Telsim Dispute Agreement. As part of the Telsim Dispute Agreement, on October 28, 2005, Motorola received a cash payment of $500 million. In addition, if the assets of Telsim are sold, Motorola is entitled to receive 20% of the proceeds in excess of $2.5 billion from such sale. As part of the Telsim Dispute Agreement, Motorola also agreed to dismiss its litigation against Telsim as well as Motorola’s pending demand for arbitration against the Government of Turkey at the International Center for the Settlement of Investment Disputes in Washington, D.C. Subject to certain conditions, Motorola has agreed that it will not pursue collection efforts against the three corporate defendants under TMSF control (Unikom Iletisim Hizmetleri Pazarlama A.S., Standart Pazarlama A.S., and Standart Telekomunikasyon Bilgisayar Hizmetleri A.S.) (the “Corporate Defendants”), that are subject to the U.S. Judgment (described below). The Telsim Dispute Agreement permits Motorola to continue its efforts, except in Turkey and three other countries, subject to certain conditions, to enforce the U.S. Judgment against the Uzan family.

U.S. Judgment
      On January 28, 2002, Motorola Credit Corporation (“MCC”), a wholly-owned subsidiary of Motorola, initiated a civil action with Nokia Corporation (“Nokia”), Motorola Credit Corporation and Nokia Corporation v. Kemal Uzan, et al., against several members of the Uzan family, as well as one of their employees and the Corporate Defendants, alleging that the defendants engaged in a pattern of racketeering activity and violated various state and federal laws in connection with their former control of Telsim. On July 31, 2003, the U.S. District Court for the Southern District of New York entered a judgment in favor of MCC for $4.26 billion. On October 22, 2004, the U.S. Court of Appeals for the Second Circuit (the “Appellate Court”) affirmed the July 31, 2003 judgment as to the compensatory damages of $2.13 billion. The Appellate Court remanded three issues to the U.S. District Court for additional findings and analysis regarding punitive damages and judgment collection. On May 16, 2005, the United States Supreme Court denied the Uzans’ petition for certiorari.
      The Company continues to realize collections on the U.S. Judgment against the Uzan family, but believes that the ongoing litigation, collection and/or settlement processes against the Uzan family will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court.

Foreign Proceedings
      On June 15, 2005, the arbitral panel in the arbitration pending between Telsim and MCC in Switzerland at the Zurich Chamber of Commerce concerning the amounts due by Telsim to MCC under the various financing arrangements issued an award that is now valued at approximately $2.5 billion (including accumulating interest) in MCC’s favor against Telsim (the “Final Award”). Motorola had sought to enforce the Final Award in a number of countries. Pursuant to the Telsim Dispute Agreement, all of the litigation related to the Final Award will be dismissed.

Class Action Securities Lawsuit
      A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its officers and employees in the Illinois District Court (the “Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in Motorola’s 401(k) Profit Sharing Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present”, and sought an unspecified amount of damages. On October 3, 2003, plaintiff filed an amended complaint asserting three claims for breach of fiduciary duties under ERISA against 24 defendants grouped into five categories and seeking an unspecified amount of damages. On September 23, 2004, the Court dismissed the plan committee defendants from the case, without prejudice. On October 15, 2004, plaintiff filed a second amended complaint (the “Howell Complaint”) and a motion for class certification. On December 3, 2004, defendants filed a motion for summary judgment seeking to dismiss the Howell Complaint and a corresponding motion to deny class certification. On September 30, 2005, the Court granted defendants’ motion and dismissed the Howell Complaint. Plaintiff filed an appeal to the dismissal on October 27, 2005. In addition, on October 19, 2005, plaintiff’s counsel filed a motion seeking to add a new lead plaintiff and assert the same claims set forth in the Howell Complaint.

Securities and Exchange Commission Investigation
      Motorola is involved in an ongoing investigation by the Securities and Exchange Commission regarding Telsim matters, which remains outstanding.

In re Adelphia Communications Corp. Securities and Derivative Litigation
      On December 22, 2003, Motorola was named as a defendant in two cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation (the “Adelphia MDL”), which at that time consisted of at least twelve individual cases and one purported class action filed in or transferred to the United States District Court for the Southern District of New York. Several other individual and corporate defendants were also named in the amended complaints. As to Motorola, the complaints alleged claims arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seek recovery of the consideration paid by plaintiffs for Adelphia debt securities, compensatory damages, costs and expenses of litigation and other relief.
      In addition to the cases filed on December 22, 2003, Motorola was named as a defendant in the following cases, each of which also name Scientific-Atlanta and certain officers of Scientific-Atlanta as defendants: (i) Argent Classic Convertible Arbitrage Fund L.P., et al. v. Scientific-Atlanta, Inc., et al., filed in the Southern District of New York on July 23, 2004, (ii) Los Angeles County Employees Retirement Association, et al. v. Motorola, Inc., et al., filed in state court in Los Angeles, California on September 15, 2004, and (iii) AIG DKR SoundShore Holdings, Ltd., et al. v. Scientific Atlanta, et al., filed in state court in Fulton County, Georgia on October 25, 2004. These complaints raise fraud claims under various state and federal securities laws and generally make the same allegations as claimed in the Adelphia MDL. As of September 19, 2005, the Argent, Los Angeles County Employees Retirement Association and AIG cases have been consolidated under the Adelphia MDL, and Motorola has filed motions to dismiss all of the claims against Motorola included in the consolidated matter.
      See Part I, Item 3 of the Company’s Form 10-K for the fiscal year ended on December 31, 2004 as well as Part II, Item 1 of the Company’s Form 10-Q’s for the fiscal quarters ended April 2, 2005 and July 2, 2005 for additional disclosures regarding pending matters.
      Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed in the Company’s most recent Form 10-K and Form 10-Q for the quarters ended April 2, 2005 and July 2, 2005 with respect to the Iridium cases, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      (c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended October 1, 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

				(d)Maximum Number
			(c)Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a)Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	(b)Average Price	Announced Plans or	Under the Plans or
Period	Purchased(2)	Paid per Share(2)(3)	Programs(1)	Programs(1)

7/3/05 to 7/30/05	3,451,513	$18.98	3,326,500	$3,773,602,221
7/31/05 to 8/27/05	6,917,684	$21.38	6,826,100	$3,627,618,198
8/28/05 to 10/1/05	6,444,675	$22.37	6,436,000	$3,483,653,419

Total	16,813,872	$21.27	16,588,600

(1)	On May 18, 2005 the Company announced that its Board of Directors authorized the Company to repurchase up to $4.0 billion of its outstanding shares of common stock over a 36-month period ending on May 31, 2008, subject to market conditions (the “Stock Repurchase Program”).

(2)	In addition to purchases under the Stock Repurchase Program, included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 221,123 shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees and the surrender of 4,149 shares of Motorola common stock to pay the option exercise price in connection with the exercise of employee stock options.

(3)	Average price paid per share of stock repurchased under the Stock Repurchase Program is execution price, excluding commissions paid to brokers.

Item 3.	Defaults Upon Senior Securities.
      Not applicable

Item 4.	Submission of Matters to Vote of Security Holders.
      Not applicable

Item 5.	Other Information.
      Not applicable

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Steven J. Strobel

Steven J. Strobel
Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer of the Registrant)
Date: November 8, 2005

EXHIBIT INDEX

Exhibit
No	Description

31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.