Form 10-K
period 2005-12-31
MOTOROLA INC
filed 2006-03-02
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒        No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐        No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2005 (the last business day of the Registrant’s most recently completed second quarter) was approximately $45.1 billion (based on closing sale price of $18.27 per share as reported for the New York Stock Exchange-Composite Transactions).
     The number of shares of the registrant’s Common Stock, $3 par value per share, outstanding as of January 31, 2006 was 2,499,612,495.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 1, 2006 are incorporated by reference into Part III.

i

PART I
       Throughout this 10-K report we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.
      We are making forward-looking statements in this report. Beginning on page 19 we discuss some of the risk factors that could cause actual results to differ materially from those stated in the forward-looking statements.
      “Motorola” (which may be referred to as the “Company”, “we”, “us” or “our”) means Motorola, Inc. or Motorola, Inc. and its subsidiaries, or one of our segments, as the context requires. “Motorola” is a registered trademark of Motorola, Inc.
Item 1: Business
General
      Motorola is a communications company providing end-to-end seamless mobility products. We build, market and sell products, services and applications that enable telephony, data and video to be experienced across multiple domains including home, enterprise, auto and “mobile-me”. Our vision is to create the mobile Internet experience through seamless mobility.
      Motorola is known around the world for innovation and leadership in wireless, broadband and automotive communications.

•	Wireless

Handsets: We are one of the world’s leading providers of wireless handsets, which transmit and receive voice, text, images, multimedia and other forms of information, communication and entertainment.

Wireless Networks: We develop, manufacture and market public and enterprise wireless infrastructure communications systems, including hardware, software and services.

Mission-Critical: We are a leading provider of customized, mission-critical end-to-end wireless communications and information systems.

•	Broadband

We are a global leader in developing and deploying end-to-end digital broadband entertainment, communication and information systems for the home and for the office. Motorola wireless and wireline broadband technology enables network operators and retailers to deliver products and services that connect consumers to what they want, when they want it.

•	Automotive

We are a market leader in embedded telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobiles. We also provide integrated electronics for the powertrain, chassis, sensors and interior controls.
      Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.

Business Segments
      Motorola reports financial results for the following four operating business segments:
Mobile Devices Segment
      The Mobile Devices segment (“Mobile Devices” or the “segment”) designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. In 2005, the segment’s net sales represented 58% of the Company’s consolidated net sales.

Principal Products and Services
      Our wireless subscriber products include wireless handsets, with related software and accessory products. We market our products worldwide to carriers and consumers through direct sales, distributors, dealers, retailers and, in certain markets, through licensees.

Our Industry
      We believe that total industry shipments of wireless handsets (also referred to as industry “sell-in”) increased to approximately 815 million units in 2005, an increase of approximately 17% compared to 2004. Demand from new subscribers was strong in emerging markets, including China, Latin America and Eastern Europe. Replacement sales in highly-penetrated markets were also strong due to generally improved economic conditions, as well as compelling new handset designs, attractive handset features and the increased roll-out in high-speed data networks, all creating a greater opportunity for personalization. In this environment, we were able to grow faster than the market and increase our overall market share.
      Industry forecasters predict that the wireless handset industry will continue to grow over the next several years. Continued growth will be driven by demand from new subscribers in emerging markets and replacement sales from a current subscriber base of over two billion users worldwide.

Our Strategy
      The Mobile Devices segment is focused on profitable and sustainable growth. We believe we can accomplish our strategy by driving our seamless mobility vision, creating valuable differentiation of our products through design, and providing compelling, rich experiences to consumers and carriers. Motorola’s vision of seamless mobility is to create an environment where end users are able to interact wirelessly using a handheld device to realize the experience of a mobile Internet.
      We are differentiating through design by offering the most compelling products in the six primary form factors in GSM, CDMA, iDEN® and 3G technologies. Motorola originally invented the clamshell phone and has reinvented it with the RAZR (V3) and PEBL (U6). We have also reinvented the candy bar phone with the SLVR (L7) to show leadership in that category, and the Q will launch in 2006, reinventing QWERTY-based productivity products.
      Our approach to providing rich experiences involves both partnerships and in-house initiatives. To deliver compelling experiences to the mobile user in the productivity, imaging and music segments, we have partnered with Microsoft, Kodak and Apple, as well as other leaders. Recent announcements with Yahoo! and Google maintain this momentum by enhancing the messaging and searching experience. We have already launched “Screen 3” to enable our carrier customers to offer rich services such as music and entertainment offerings to consumers with one-click access.
      Underpinning all of these activities is our investment in our Linux-based platform, which provides cost advantages, flexibility for carriers, and access to the world’s leading community of application and software developers.
      We are extending our vision with our “Connect the Unconnected” strategy to bring mobile communications to underserved markets. This strategy has resulted in two major contracts with the GSM Association to provide mass-market handsets to developing regions of the world.

Customers
      The Mobile Devices segment customer partnership strategy continues to focus on strengthening relationships with our top customers. The segment has several large customers worldwide, the loss of one or more of which could have a material adverse effect on the segment’s business. In 2005, purchases of iDEN® products by Sprint Nextel Corporation and its affiliates (“Sprint Nextel”) comprised approximately 11% of our segment’s net sales.
      The largest of our end customers (including sales through distributors) are Sprint Nextel, Cingular, China Mobile, América Móvil and T-Mobile. In addition to selling directly to carriers and operators, Mobile Devices also sells products through a variety of third-party distributors and retailers, which account for approximately 36% of the segment’s net sales. The largest of these distributors, Brightstar Corporation, is our primary distributor in Latin America.
      Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and more than 60% of our net sales, are outside the U.S. The largest of these international markets are China, the United Kingdom, Brazil, Germany and Mexico. Compared to 2004, the segment experienced substantial sales growth in all regions of the world as a result of an improved product portfolio, strong market growth in emerging markets, and high replacement sales in more mature markets.
      On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. completed their merger transaction (the “Sprint Nextel Merger”) that was announced in December 2004. The combined company, Sprint Nextel, is the segment’s largest customer and Motorola has been its sole supplier of iDEN handsets and core iDEN network infrastructure equipment for over ten years. Sprint Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. Motorola is currently operating under supply agreements for iDEN handsets and infrastructure equipment that cover the period from January 1, 2005 through December 31, 2007. The segment did not experience any significant impact to its business in 2005 as a result of the Sprint Nextel Merger.

Competition
      The segment believes it increased its overall market share in 2005 and solidified its hold on the second-largest worldwide market share of wireless handsets. The segment experiences intense competition in worldwide markets from numerous global competitors, including some of the world’s largest companies. The segment’s primary competitors are European and Asian manufacturers. Currently, its largest competitors include Nokia, Samsung, LG and Sony Ericsson.
      Our strategy of driving our seamless mobility vision, creating valuable differentiation of our products through design, and providing compelling, rich experiences (what we call “mobile me”) to consumers and carriers is intended to enhance our market position. We also believe that it is critical to invest in research and development (“R&D”) of leading technologies and services to remain competitive. In 2005, the segment’s total investment in R&D increased to support new product development.
      General competitive factors in the market for our products include: time-to-market; brand awareness; technology offered; price; product performance, features, design, quality, delivery and warranty; the quality and availability of service; company image and relationships with key customers.

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
      The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include Wireless Local Area Network systems, such as WiFi, and Wide Area Network systems, such as WiMax. Other countries have also deregulated portions of the available spectrum to allow these and other new technologies, which can be offered without spectrum license costs. Deregulation may introduce new competition and new opportunities for Motorola and our customers.

Backlog
      The segment’s backlog was $3.0 billion at December 31, 2005, compared to $1.5 billion at December 31, 2004. The 2005 backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2006. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change. In 2005, the segment had strong order growth and backlog increased due to: (i) high levels of customer demand for new products during the fourth quarter, certain of which were unable to be shipped in significant quantities due to supply constraints for select components, and (ii) the segment’s higher level of general order input in the fourth quarter of 2005 compared to the fourth quarter of 2004.

Intellectual Property Matters
      Patent protection is extremely important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, technologies and manufacturing processes. The segment licenses certain of its patents to third parties and generates revenue from these licenses. Motorola is also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses. The protection of these licenses is also important to the segment’s operations. Reference is made to the material under the heading “Other Information” for additional information relating to patents and trademarks and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality
      The segment’s practice is to carry reasonable amounts of inventory in distribution centers around the world in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2005, the segment had a slightly higher inventory balance than at the end of 2004. The increased inventory was due to select component shortages in the fourth quarter of 2005 and the need to support higher anticipated first-quarter 2006 sales compared to the first quarter of 2005.
      Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations.
      Energy necessary for the segment’s manufacturing facilities consists primarily of electricity and natural gas, which are currently in generally adequate supply for the segment’s operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices. A substantial increase in worldwide oil prices could have a negative impact on our results of operations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of the aforementioned items could affect the segment’s results.
      The segment permits returns under certain circumstances, generally pursuant to warranties which we consider to be competitive with current industry practices.
      The segment typically experiences increased sales in the fourth calendar quarter and lower sales in the first calendar quarter of each year. However, the segment expects less than normal seasonal sales decline in the first quarter of 2006 due to the strength of the new product portfolio.

Our Facilities/Manufacturing
      Our headquarters are located in Libertyville, Illinois. Our major facilities are located in Libertyville, Illinois; Flensburg, Germany; Tianjin, China; Singapore; Jaguariuna, Brazil and Malaysia. During the year, we ceased manufacturing and/or distribution in our facilities in Plantation, Florida and Seoul, Korea. We also maintain an interest in a joint venture in Hangzhou, China.
      We also use several electronics manufacturing suppliers (“EMS”) and original design-manufacturers (“ODM”) to enhance our ability to lower our costs and deliver products that meet consumer demands in the rapidly-changing technological environment. On a unit basis, approximately one-third of our handsets were manufactured (either completely or substantially) by non-affiliated EMS and ODM manufacturers.
      In 2005, our handsets were primarily manufactured in Asia. We expect this to continue in 2006. Our largest manufacturing facilities are located in China, Singapore, Brazil and Malaysia. Each of these facilities serves multiple countries and regions of the world. During the year, we stopped manufacturing handsets in Korea. In addition to our own manufacturing in Asia, the EMS and ODM manufacturers we utilize primarily manufacture in Asia.
Government and Enterprise Mobility Solutions Segment
      The Government and Enterprise Mobility Solutions segment (the “segment”) is a leading provider of: (i) mission-critical wireless communications systems for government and public safety markets worldwide, (ii) business-critical wireless devices, networks and applications focused around mobile computers and the mobile office for world-class enterprise organizations, and (iii) electronics and telematics systems that enable automated roadside assistance, navigation and advanced safety features for automobile manufacturers worldwide. In 2005, the segment’s net sales represented 18% of the Company’s consolidated net sales.

Principal Products and Services
      Government: We design, manufacture, sell, install and service two-way radio, voice and data communications products and systems to a wide range of public safety and government customers worldwide. Other offerings include: biometrics, integrated information management, computer-aided dispatch systems and records management systems.
      Enterprise: We provide business-critical wireless mobility devices, networks and applications that enable an enterprise customer to seamlessly connect its people, assets and information. Enterprise customers include utility, courier, transportation, field services and other companies with disseminated workforces. Offerings include: mobile office devices, rugged mobile computing handhelds, private and public business communication networks, enterprise-grade wireless security systems, and end-to-end systems and applications that deliver enterprise mobility.
      Automotive: We deliver embedded telematics systems that enable automated roadside assistance and advanced safety features for automobiles. Additionally, we provide integrated electronics for the powertrain, chassis, sensors and interior controls within the vehicle.
      The segment’s products are sold directly through our own distribution force or through independent authorized distributors and dealers, commercial mobile radio service operators and independent commission sales representatives. The segment’s distribution organization provides systems engineering and installation and other technical and systems management services to meet our customers’ particular needs. The customer may also choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of our authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations.

Our Industries
      Government: Natural disasters and terrorist-related worldwide events in 2005 continued to place an emphasis on mission-critical communications systems at the local, state and nationwide levels. As a global leader in mission-critical communications, we expect to continue to grow as spending increases worldwide for mission-critical communications systems. To date, Motorola has been awarded contracts for digital, statewide interoperable mission-critical networks in the U.S. Additionally, the segment has received significant contracts throughout many international markets. Motorola continues to be well-positioned to serve the increased worldwide demand for these systems in 2006 and beyond.

      Enterprise: Increasingly, businesses are requiring more complex communications systems to support business-critical communications. Motorola’s heritage of providing complex, secure, mission-critical communications makes us uniquely qualified to provide the business-critical reliability, security and connectivity that enterprise customers demand.
      Automotive: 2005 was a challenging year for automobile manufacturers and suppliers, primarily in North America. A number of our key automotive customers lost market share in 2005, which impacted our business results. As a leading global supplier in the automotive electronics industry, Motorola is constantly assessing ways to enhance the strategy of its automotive electronics business.

Our Strategy
      The segment is the leading provider of mission-critical systems worldwide, with more than 65 years of experience in custom, rugged devices, public safety-grade private networks, sophisticated encryption technology, interoperable voice and broadband data, and complex network design, optimization and implementation. We believe that Motorola is best positioned to deliver seamless, secure and integrated point solutions across the enterprise, vehicle and home, as well as across other wireless applications and communications systems.
      Government: Key elements in our government strategy include: (i) providing integrated voice, data and broadband over wireless systems at the local, state and national levels, (ii) benefiting from the ongoing migration from analog to digital end-to-end radio systems, (iii) providing Project 25 and TETRA standards-based voice and data networking systems around the world, and (iv) implementing interoperable communications and information systems, especially related to global homeland security.
      Enterprise: Key elements in our enterprise strategy include offering a comprehensive portfolio of products and services to help businesses: (i) streamline their supply chains, (ii) improve customer service in the field, (iii) increase data collection accuracy, and (iv) enhance worker productivity.
      Automotive: Key elements in our automotive strategy include: (i) optimizing Motorola’s automotive product portfolio, (ii) investing in and protecting our core automotive business, (iii) enhancing Telematics to secure next-generation platforms, and (iv) expanding our business in Asia, particularly in China.

Customers
      The principal Government customers are public safety agencies, such as police, fire, emergency management services and military. The principal Enterprise customers include enterprise businesses engaging in manufacturing, transportation, utilities, courier services, field services and financial services. The principal Automotive customers are large automobile manufacturers, primarily in North America.
      Net sales to our top five customers represented approximately 20% of our total net sales. The loss of one or more of these customers could have a material adverse effect on the segment’s business. Net sales to customers in North America represented 69% of the segment’s net sales.

Competition
      Government: We provide communications and information systems compliant with both existing industry digital standards, TETRA and Project 25. We experience widespread competition from numerous competitors ranging from some of the world’s largest diversified companies to foreign, state-owned telecommunications companies to many small, specialized firms. Many competitors have their principal manufacturing operations located outside the U.S., which may serve to reduce their manufacturing costs and enhance their brand recognition in their locale. Major competitors include: M/ A-Com, EADS Telecommunications, Kenwood, EF Johnson and large system integrators.
      We may also act as a subcontractor to a large system integrator based on a number of competitive factors and customer requirements. As demand for fully-integrated voice, data and broadband over wireless systems at the local, state and national government levels continues, we may face additional competition from public telecommunications carriers.
      Competitive factors for our Government products and systems include: price; technology offered and standards compliance; product features, performance, quality and availability; and the quality and availability of support services and systems engineering, with no one factor being dominant. An additional factor is the availability of vendor financing, as customers continue to look to equipment vendors as an additional source of financing.
      Enterprise: Demand for enterprise mobility products is driven by a number of competitors who deliver products in certain segments of the total Enterprise market. We believe that we have a unique portfolio to seamlessly connect people, assets and information to enable customers to grow their business, increase efficiency and improve customer satisfaction. Security and manageability are common throughout our portfolio, and we have the experience and expertise to deliver seamless, secure and rugged end-to-end solutions to the enterprise. Primary competitors include: Cisco, Nokia, Symbol and Intermec. Competitive factors for our Enterprise products and systems include: price; technology offered and standards compliance; network convergence and compatibility; product features, performance, quality and availability; and responsiveness to customers.
      Automotive: Demand for our automotive electronics products is linked to automobile sales in the United States and other countries and the level of electronic content per vehicle. Motorola is a leading provider of automotive electronics worldwide. Primary competitors in automotive electronics include: Bosch, Delphi, Visteon, Siemens and Denso. Competitive factors for our Automotive products and systems include: price; product quality; performance and delivery; supply integrity; quality reputation; responsiveness to customers; and design and manufacturing technology.

Payment Terms
      Payment terms vary worldwide. Generally, contract payment terms range from net 30 to 60 days. As required for competitive reasons, we may provide or work with third-party lenders to arrange for long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.

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
      The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include Wireless Local Area Network systems, such as WiFi, and Wide Area Network systems, such as Wi4. Other countries have also deregulated portions of the available spectrum to allow these and other technologies, which can be offered without spectrum license costs. Deregulation may introduce new competition and new opportunities for Motorola and our customers.
      On February 7, 2005, Sprint Nextel agreed to a plan by federal regulators designed to address interference from iDEN phones with hundreds of public safety communications systems in the U.S. According to the FCC, the agreement should dramatically reduce the likelihood of interference. Sprint Nextel will be required to fund certain costs necessary to relocate those impacted users into the 800MHz spectrum. The segment will continue to work with our customers that are impacted by this plan and expects that this will have a neutral to positive impact on the segment’s business over the next several years. However, the short-term impact remains uncertain and is yet to be quantified, as all of the details of the plan are not finalized.
      In February 2006, federal legislation was adopted setting February 17, 2009 as the date by which key 700MHz spectrum must be available for first responders throughout the U.S. This spectrum has historically supported broadcast television. It was designated for public safety back in 1997, however, prior to this new legislation, there was no certainty as to when it actually would be cleared for public safety use in major markets. Clearing TV from this band will significantly increase the spectrum public safety entities have available for communications systems capable of covering their jurisdictions. This new public safety spectrum is configured to support both voice and data. Motorola already has both infrastructure and mobiles/portables shipping for deployment of public safety voice and data systems in this band.

Backlog
      The segment’s backlog was $2.4 billion at both December 31, 2005 and December 31, 2004. The 2005 backlog amount is believed to be generally firm, and 75% is expected to be recognized as revenue during 2006. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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
      We actively participate in the development of open standards for interoperable, mission-critical digital two-way radio systems. We have published our technology and licensed patents to signatories of the industry’s two primary memorandums of understanding defined by the Telecommunications Industry Association (“TIA”) Project 25 and European Telecommunications Standards Institute (“ETSI”) Terrestrial Trunked Radio (“TETRA”). Royalties associated with these licenses are not expected to be material to the segment’s financial results.

Inventory, Raw Materials, Right of Return and Seasonality
      The segment provides custom products based on assembling basic units into a large variety of models or combinations. This requires the stocking of inventories and large varieties of piece parts and replacement parts, as well as a variety of basic level assemblies in order to meet delivery requirements. Relatively short delivery requirements and historical trends determine the amounts of inventory to be stocked. To the extent suppliers’ product life cycles are shorter than the segment’s, stocking of lifetime buy inventories is required. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle.
      Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations.
      Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for the segment’s operations, which are currently in generally adequate supply for the segment’s operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices. A substantial increase in worldwide oil prices could have a negative impact on our results of operations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of these items could affect the segment’s results.
      Generally, we do not permit customers to return products. We typically have stronger sales in the fourth quarter of the year because of government and commercial spending patterns.

Our Facilities/ Manufacturing
      Our headquarters are located in Schaumburg and Deer Park, Illinois. Our major integration, manufacturing and distribution facilities are located in: Schaumburg, Illinois; Tianjin, China; Penang, Malaysia; Berlin and Taunusstein, Germany; Arad, Israel; Sequin, Texas; Elma, New York; Nogales, Mexico; and Angers, France. In addition to our own manufacturing, we utilize EMS manufacturers, primarily in Asia, in order to enhance our ability to lower our costs and deliver products that meet consumer demands.
Networks Segment
      The Networks segment (“Networks” or the “segment”) designs, manufactures, sells, installs and services: (i) cellular infrastructure systems, including hardware and software, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In addition, the segment designs, manufactures and sells embedded communications computing platforms. In 2005, the segment’s net sales represented 17% of the Company’s consolidated net sales.

Principal Products and Services
      The segment provides end-to-end cellular networks, including radio base stations, base site controllers, associated software and services, mobility soft switching, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. The segment also provides: optical line terminals (“OLT”) and optical network terminals (“ONT”) for passive optical networks (“PON”); access points, subscriber modules and backhaul modules for wireless broadband systems; and advanced TCA and micro TCA communications servers. These products and services are marketed to wireless and wireline service providers worldwide through a direct sales force, licensees and agents.

Our Industry
      We participate in multiple global markets within the wireline and wireless segments of the telecommunications industry. Our primary market is radio access cellular infrastructure systems. This market grew by approximately 10% in 2005 compared to 2004. This was the industry’s second year of growth after three previous years of decline. We expect single digit growth for the worldwide cellular infrastructure industry in 2006. We also participate in the emerging PON and wireless broadband systems markets, which are expected to experience high growth in 2006.
      The majority of installed cellular infrastructure systems are based upon three fundamental technologies: CDMA, GSM and iDEN. We supply systems based on each of these technologies and are the sole supplier of proprietary iDEN networks. Advanced infrastructure systems based on these technologies include: GPRS, CDMA1X, and EDGE. We also supply systems based on these technologies.
      Some segments of the cellular infrastructure industry are in the process of migrating to 3G systems, which are high-capacity radio access wireless networks providing enhanced data services, improved Internet access and increased voice capacity. The primary 3G technologies are: W-CDMA (based on either UMTS or Freedom of Mobile Multimedia Access (“FOMA”) technologies) and CDMA2000 1xEVDO. An additional 3G technology standard is TD-SCDMA, driven primarily by the Chinese government and local Chinese vendors. 3G licenses are expected to be awarded in China during the second half of 2006. We supply systems based on UMTS and CDMA2000 1xEVDO technologies. Advanced infrastructure systems based on 3G technologies include High Speed Downlink Packet Access (“HSDPA”) and High Speed Uplink Packet Access (“HSUPA”). We are investing in HSDPA and HSUPA technologies. Commercial service of 3G technologies was first introduced in Asia and has expanded to Western Europe and North America.
      Industry standards bodies are in the process of defining the next-generation of wireless broadband systems after 3G. The Institute of Electrical and Electronic Engineers (“IEEE”) is currently developing fixed and mobile broadband standards (802.16d and 802.16e) based on Orthogonal Frequency Division Multiplexing (“OFDM technology”), which offer systems performance utilizing wider channels enabling triple play services (voice, data, video). Networks recently announced its MotoWi4 product portfolio that will be based the 802.16e standard.
      A new industry segment of non-traditional wireless broadband providers has emerged to provide alternative access in targeted markets. These new providers are using alternative access technologies such as Metro WiFi with 802.11 standards-based technology. In addition, alternative broadband providers are using non-standards based solutions such as Motorola’s Canopy in licensed and unlicensed spectrum.
      The International Telecommunications Union (“ITU”) is also developing next-generation cellular wireless access standards (“4G”) for the cellular infrastructure industry, also anticipated to be based upon OFDM technology.
      Emerging markets such as China, India, the Middle East, Africa and Latin America are expected to begin their migration to next-generation technologies in 2006 and 2007. Because of the performance offered by OFDM and other alternative technologies, some emerging markets may forego the deployment of 3G systems and move directly to other technologies.

Our Strategy
      We are executing on a strategy to enable seamless mobility across multiple access technologies, including cellular, PON and wireless broadband. The segment continues to invest in the major cellular radio access technologies: CDMA, GSM, iDEN®, CDMA2000 1x, GPRS, WiDEN, EDGE, CDMA2000 1x EVDO, UMTS, HSDPA and HSUPA. Wireline carriers such as Verizon, are expanding their strategic footprint. We are investing in PON technologies which will enable these carriers to deliver voice, data and video over fiber, replacing traditional copper wire connections.
      Many cellular operators, particularly in emerging markets, have not begun their migration to next-generation access technologies. In addition, wireline operators, such as cable providers, are looking for new ways to enhance their customer offering with the addition of a wireless option. Because of its projected early availability, low cost and superior performance, wireless broadband technology based on IEEE standard 802.16e represents a compelling alternative. In 2005, we announced our portfolio of MotoWi4 wireless broadband products based on this IEEE standard to address this fast growing market opportunity.
      A new industry segment of non-traditional wireless providers has also emerged. These new providers are using alternative access technologies such as Metro WiFi which is based on the IEEE’s 802.11 standard to blanket entire geographic areas with broadband wireless coverage. Some alternative broadband providers are also using non-standards based solutions. We continue to invest in our MotoWi4 Canopy product which enables low cost, high speed Internet access to customers served by these providers.
      In addition to access, the seamless mobility strategy requires a converged core network capable of delivering a multiplicity of applications and services to consumers across multiple access technologies. This strategy enables consumers to receive these services seamlessly as they move from one access methodology to another. The segment will leverage its strong position in multiple access technologies and cellular Internet protocol (“IP”) core network capability to deliver next-generation converged core networks based on IP Multimedia Subsystem (“IMS”) architectures supporting seamless mobility.
      To facilitate rapid delivery of applications and services to consumers through the IMS core, Networks has developed the Global Applications Management Architecture (“GAMA”) platform providing a standard interface allowing third-party providers easy integration and deployment of their value-added services. Examples of these IP-based services include voice over IP (“VoIP”), Push-to-Talk, multi-party gaming, videoconferencing, messaging and content sharing. Networks has also compiled its own suite of internally, as well as externally, developed applications which will complete our end-to-end product offering.
      Our network products are further enhanced by a portfolio of services that reduce operator capital expenditure requirements, increase network capacity and improve system quality. These quality improvements benefit operators through increased customer satisfaction, greater usage and lower churn, all of which can have a positive impact on operator financial results.
      We also continue to build on our industry-leading position in push-to-talk over cellular (“PoC”) technology. We have executed agreements to launch our PoC product application on both GSM and CDMA2000 networks. Networks deployed PoC technology for 44 wireless carriers in 33 countries and territories in 2005. In addition, Networks has begun executing on its seamless mobility strategy with major contract wins in PON and wireless broadband. In 2005, we announced an agreement with Verizon to supply FTTP access equipment and related services enabling their triple play offering (voice, data and video). We also signed a contract with Earthlink to deliver equipment and services enabling them to become a Metro WiFi broadband provider in Philadelphia, Pennsylvania, Anaheim, California and other cities.

Customers
      Due to the nature of the segment’s business, the agreements we enter into are primarily long-term contracts with major operators that require sizeable investments by our customers. In 2005, five customers represented approximately 53% of the segment’s net sales (Sprint Nextel; KDDI, a service provider in Japan; China Mobile; Verizon; and China Unicom). The loss of any of the segment’s large customers, in particular these customers, could have a material adverse effect on the segment’s business. Further, because contracts are long-term, the loss of a major customer would impact revenue and earnings over several quarters.

      Sprint Nextel is our largest customer, representing 23% of the segment’s net sales in 2005. On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. completed their merger transaction (the “Sprint Nextel Merger”) that was announced in December 2004. The combined company, Sprint Nextel, is the segment’s largest customer and Motorola has been its sole supplier of iDEN handsets and core iDEN network infrastructure equipment for over ten years. Sprint Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. Motorola is currently operating under supply agreements for iDEN handsets and infrastructure equipment that cover the period from January 1, 2005 through December 31, 2007. The segment did not experience any significant impact to its business in 2005 as a result of the Sprint Nextel Merger.

Competition
      Networks experiences competition in worldwide markets from numerous competitors, ranging in size from some of the world’s largest companies to small specialized firms. In the cellular infrastructure industry, Ericsson is the market leader, followed by Nokia and four vendors with similar market share positions, including Motorola, Siemens, Lucent and Nortel. Alcatel, Samsung and NEC are also significant competitors. We also experience price competition for both 2G and 3G systems from Chinese vendors, such as Huawei and ZTE.
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

Payment Terms
      The segment’s contracts typically include implementation milestones, such as delivery, installation and system acceptance. Generally, these milestones can take anywhere from 30 to 180 days to complete. Customer payments are typically tied to the completion of these milestones. Once a milestone is reached, payment terms are generally 30 to 60 days. As required for competitive reasons, we may arrange or provide for extended payment terms or long-term financing.

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
      The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include Wireless Local Area Network systems, such as WiFi, and Wide Area Network systems, such as Wi4. Other countries have also deregulated portions of the available spectrum to allow for new technologies, which can be offered without spectrum license costs. Deregulation may introduce new competition and new opportunities for Motorola and our customers.

Backlog
      The segment’s backlog was $2.0 billion at both December 31, 2005 and December 31, 2004. The 2005 order backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue during 2006. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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

Inventory, Raw Materials, Right of Return and Seasonality
      The segment’s practice is to carry reasonable amounts of inventory in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2005, the segment had a slightly higher inventory balance as compared to the end of 2004, primarily as result of growth in its Wireline Networks and Embedded Communications Computing businesses.
      Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations.
      Natural gas, electricity and, to a lesser extent, oil are primary sources of energy for the segment’s operations, which are currently in generally adequate supply for the segment’s operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices. A substantial increase in worldwide oil prices could have a negative impact on our results of operations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of these items could affect the segment’s results.
      Generally the segment’s contracts do not include a right of return other than for standard warranty provisions. For new product introductions, we may enter into milestone contracts wherein if we do not achieve the milestones, the product could be returned.
      The business does not have seasonal patterns for sales.

Our Facilities/ Manufacturing
      Our headquarters are located in Arlington Heights, Illinois. Major design centers include Arlington Heights and Schaumburg, Illinois; Chandler and Tempe, Arizona; Fort Worth, Texas; Tewksbury and Andover, Massachusetts; Cork, Ireland; Bangalore, India; and Swindon, U.K. We operate major manufacturing facilities in Schaumburg, Illinois; Fort Worth, Texas; Hangzhou and Tianjin, China; Swindon, U.K.; Munich, Germany and Nogales, Mexico. A majority of our manufacturing is conducted in China, with nearly 100% of printed circuit board assembly for the segment performed by third-party manufacturers in China.
Connected Home Solutions Segment
      The Connected Home Solutions segment (the “segment”) designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems (“CMTS”), and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home (“DTH”) satellite networks and private networks for business communications, and (vi) advanced video communication products. In 2005, the segment’s net sales represented 8% of the Company’s consolidated net sales.

Principal Products and Services
      The segment is a leading provider of end-to-end networks used for the delivery of video, voice and data services over hybrid fiber coaxial networks. Within the home, the segment provides interactive digital set-top boxes and Internet gateways that provide access to entertainment and two-way communications services. Our in-home products support mobility of content between devices within the home, integrated access to broadcast, Internet and personal content, and allow access to wireline and wireless services using integrated devices within the home.

      The segment’s broadband networks include products used to transport programming by broadcasters and programmers, products used at the cable operator’s and telephone carrier’s headends (central office) and products used at the cable operator’s outside transmission plant. These products include digital encoders, multiplexers, satellite receivers/transcoders, content encryption and access control systems, cable modem termination systems (“CMTS”), amplifiers, taps, passives and optoelectronics.
      Our interactive digital set-top boxes for the end customer’s home enable advanced interactive entertainment and informational services, including video-on-demand (“VOD”), digital video recording (“DVR”), Internet access, e-mail, e-commerce, chat rooms, pay-per view, and decoding and processing of high-definition television (“HD”). Our interactive digital set-top boxes also deliver advanced interactive services focused on digital video broadcast-compliant (“DVB-compliant”) markets around the world. We also provide digital system control equipment, encoders, access control equipment and a wide range of digital satellite receivers. Our digital business (set-top boxes and video infrastructure equipment) accounted for approximately 65% of the segment’s revenue in 2005 and is expected to account for a substantial portion of the segment’s revenues for the foreseeable future.
      Our cable modems deliver high-speed Internet access to subscribers over cable networks. These products also include wireless networking devices with high-speed Internet access for a complete home, small office or small-to-medium enterprise communications system. Our products also include voice gateways and cable modems with embedded voice gateways to enable voice communications over IP using broadband networks.
      Our products are marketed primarily to cable television operators, satellite television programmers, telephone carriers and other communications providers worldwide and are sold primarily by our skilled sales personnel. We have also expanded our traditional distribution channels by selling directly to consumers in a variety of retail markets. Through retail, we market and sell primarily cable modems, cordless telephones and advanced digital set-top boxes.

Our Industry
      Demand for our products depends primarily on: (i) capital spending by providers of broadband services for constructing, rebuilding or upgrading their communications systems, and (ii) the marketing of advanced communications services by those providers. The amount of spending by these providers, and therefore a majority of our sales and profitability, are affected by a variety of factors, including: (i) general economic conditions, (ii) the continuing trend of consolidation within the cable and telecommunications industries, (iii) the financial condition of cable television system operators and alternative communications providers, including their access to financing, (iv) the rate of digital penetration, (v) technological developments, (vi) standardization efforts that impact the deployment of new equipment, and (vii) new legislation and regulations affecting the equipment sold by the segment. In 2005, our customers increased their spending on our products, primarily due to the increase in digital video and data subscribers and the deployment of advanced video platforms by cable operators for HD/DVR applications.

Our Strategy
      Our strategy is to be the global leader in broadband connected home solutions and services, enabling customers to be seamlessly informed, connected and entertained. We continue to focus on our strategy to innovate and enhance our end-to-end network portfolio, provide for convergence of services and applications across delivery platforms within the home and develop new services that leverage our platforms. We are focused on accelerating the rate of digital penetration by broadband operators in North America through the introduction of an enhanced suite of digital set-top boxes, including more cost-effective products designed to increase the number of set-top boxes per household, as well as higher-end products for advanced services, including supporting the growing HD and DVR markets. During 2005, we shipped the first digital set-top boxes capable of supporting integrated exchange of stored content among devices in a consumer’s home.
      We also continue to focus on growing our business in regions outside of North America, including the development of digital video products compliant with technology required in these regions. During 2005, the segment launched digital video in Chile with VTR, provided interactive digital terrestrial receivers for use in Italy and provided end-to-end equipment to support the launch of the first digital cable system in Hungary. We have also expanded our relationship with Cablevision in Mexico, adding DVRs to their service portfolio.

      The segment is capitalizing upon the introduction of video services by telecommunication operators to their subscribers (“Telco TV” or “IPTV”) with products that support delivery of video content using both copper-outside-plant and fiber-to-the-premises networks. During the year, the segment provided end-to-end equipment for the launch of Verizon’s FiOS service and won a contract to supply advanced IP interactive set-top boxes to AT&T.
      We are focused on enhancing and expanding our voice and data offerings to offer end-to-end solutions for fixed-mobile convergence and next-generation converged IP based voice, data and video delivery. These solutions include: (i) stand-alone and integrated voice/data/WiFi gateways with support for handing off a mobile voice or data call to a WiFi access point and a carrier’s VoIP network, and (ii) next-generation infrastructure products in the CMTS and fiber optic network markets which expand the bandwidth delivered to a home or business. Sales of our CMTS infrastructure products increased over 20% in 2005 as cable operators built out their networks to accommodate high-availability VoIP, higher speed data offerings and multimedia applications such as streaming video and music as well as interactive gaming. Our voice gateway business experienced significant growth in 2005 as cable television operators, as well as non-facilities based VoIP service providers, aggressively launched and expanded their services. We expect this trend to continue in 2006 as the rich capabilities and value of these services result in continued adoption by mainstream consumers.

Customers
      The vast majority of our sales are in the U.S., where a small number of large cable television multiple system operators (“MSOs”) own a large portion of the cable systems and account for a significant portion of the total capital spending in the industry. We are dependent upon a small number of customers for a significant portion of our sales. Comcast Corporation accounted for approximately 31% of the segment’s net sales in 2005. The loss of business in the future from Comcast or any of the other major MSOs could have a material adverse effect on the segment’s business. Sales of video headend equipment and set-top boxes to telephone carriers accounted for approximately 5% of our revenue in 2005. The opportunity in this market segment is expected to continue to grow as carriers around the world expand to offer video services.

Competition
      The businesses in which we operate are highly competitive. The rapid technological changes occurring in each of the markets in which we compete are expected to lead to the entry of many new competitors.
      We compete worldwide in the market for digital set-top boxes for broadband and satellite networks. Based on 2005 annual sales, we believe we are the leading provider of digital cable set-top boxes in North America. Our digital cable set-top boxes compete with products from a number of different companies, including: (i) those that develop and sell substitute products that are distributed by direct broadcast satellite (“DBS”) service providers through retail channels, (ii) those that develop, manufacture and sell products of their own design, and (iii) those that license technology from us or other competitors. In North America, our largest competitor is Scientific-Atlanta. Other competitors in North America include Cisco, ARRIS and C-COR. Outside of North America, where we have a smaller market position, we compete with many equipment suppliers, including several consumer electronics companies. Cisco, a major competitor to the segment’s IP products, home gateways and systems, announced that it will acquire Scientific-Atlanta, our largest competitor in conventional hybrid fiber coaxial cable technology. This combination strengthens Cisco, enabling it to offer end-to-end solutions in both hybrid fiber coaxial cable and IP networks, and encompasses a broad set of customer relationships around the world.
      The traditional competitive environment in the North American cable market continues to change for several reasons. Based on our customers’ requirements, we have begun and will continue to license certain of our technology to certain competitors. In 2005, we formed a joint venture with Comcast Corporation. This joint venture licenses certain of our technologies to competitors to build set-top boxes and elements of headend equipment. Comcast and other network operators can then purchase these products from these licensees.
      Historically, reception of digital television programming from the cable broadband network required a set-top box with security technology that was compatible with the network. This security technology has limited the availability of set-top boxes to those manufactured by a few cable network manufacturers, including Motorola. The FCC has enacted regulations requiring separation of security functionality from set-top boxes by July 1, 2007. To meet this requirement, we have developed security modules for sale to cable operators for use with our own and third-party set-top boxes. As a step towards this implementation, in 2002, the cable industry and consumer electronic manufacturers agreed to a uni-directional security interface that allows third-party devices to access broadcast programming (not pay-per-view or VOD) with a security device. These devices became widely available in 2004 and to date have seen limited use. The limited use of the devices has not had a significant impact on our business. A full two-way security interface specification is in development, and compliant devices are likely to be available in late 2006. These changes are expected to increase competition and encourage the sale of set-top boxes to consumers in the retail market. Traditionally, cable service providers have leased the set-top box to their customers. These changes could adversely impact our competitive position and our sales and profitability. Most of our sales and profits arise from the sale of our set-top boxes.
      We also compete worldwide in the market for broadband data and voice products. We believe that we are the leading provider of cable modems worldwide, competing with a number of consumer electronic companies and various original design manufacturers worldwide.
      Competitive factors for our products and systems include: technology offered; product and system performance, features, quality, delivery and availability; and price. We believe that we enjoy a strong competitive position because of our large installed cable television equipment base, strong relationships with major communication system operators worldwide, technological leadership and new product development capabilities.

Payment Terms
      Generally, our payment terms are consistent with the industry and range from 30 to 60 days. Extended payment terms are provided to customers from time to time on a case-by-case basis. Such extended terms are isolated in nature and historically have not related to a significant portion of our revenues.

Regulatory Matters
      Many of our products are subject to regulation by the FCC or other communications regulatory agencies. In addition, our customers and their networks, into which our products are incorporated, are subject to government regulation. Government regulatory policies affecting either the willingness or the ability of cable operators and telephone carriers to offer certain services, or the terms on which the companies offer the services and conduct their business, may affect the segment’s results. Regulatory actions also have impacted competition, as discussed above.

Backlog
      The segment’s backlog was $424 million at December 31, 2005, compared to $304 million at December 31, 2004. The increase in backlog and related orders primarily reflects increased orders from our customers for advanced set-top boxes. The 2005 order backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2006. The forward-looking estimates of the firmness of such orders is subject to future events, which may cause the amount recognized to change.

Intellectual Property Matters
      We seek to build upon our core enabling technologies, such as digital compression, encryption and conditional access systems, in order to lead worldwide growth in the market for broadband communications networks. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology and improvements that we consider important to the development of our business. We also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position, and will periodically seek to include our proprietary technologies in certain patent pools that support the implementation of standards. We are a founder of MPEG LA, the patent licensing authority established to foster broad deployment of MPEG-2 compliant systems. We have also licensed our digital conditional access technology, DigiCipher® II, to other equipment suppliers and have formed joint ventures with Comcast Corporation for development and licensing of conditional access technology. We also enter into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. These license agreements require the payment of certain royalties that are not expected to be material to the segment’s financial results.

Inventory, Raw Materials, Right of Return and Seasonality
      Substantially all of our products are manufactured at our facilities in Taipei, Taiwan and Nogales, Mexico. Inventory levels are managed in line with existing business conditions.
      Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations.
      Electricity is the primary source of energy required for our manufacturing operations, which is currently in generally adequate supply for the segments operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices. A substantial increase in world-wide oil prices could have a negative impact on our results of operations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of the aforementioned terms could affect the segments results.
      Generally, we do not permit customers to return products. We have not experienced seasonal buying patterns for our products recently. However, as our retail cable modem and digital set-top box sales increase, we may have increased sales during the holiday season at the end of each year.

Our Facilities/ Manufacturing
      Our headquarters are located in Horsham, Pennsylvania. We also have research and development and administrative offices in San Diego, San Jose and Sunnyvale, California; Lexington and Marlboro, Massachusetts; and Lawrenceville, Georgia. We have several sales offices throughout North America, Europe, Latin America and Asia, and we operate manufacturing facilities in Taipei, Taiwan and Nogales, Mexico. We also use contract manufacturers with plants in China for a portion of our cable modem/voice module production in order to enhance our ability to lower our costs and deliver products that meet consumer demand.

Other Information
      2005 Change in Organizational Structure. Effective on January 1, 2005, the Company reorganized its businesses and functions to align with the Company’s seamless mobility strategy. The Company was organized into four main business groups, focused on mobile devices, government and enterprise, networks and the connected home. The Mobile Devices business is primarily comprised of the former Personal Communications segment and the Energy Systems group from the former Integrated Electronic Systems segment (“IESS”). The Government and Enterprise Mobility Solutions business is primarily comprised of the former Commercial, Government and Industrial Solutions segment and the Automotive Communications and Electronics Systems group from the former IESS. The Networks business is primarily comprised of the former Global Telecom Solutions segment, the Embedded Computing and Communications group from the former IESS, and the next-generation wireline networks business from the former Broadband Communications segment (“BCS”). The Connected Home Solutions business is primarily comprised of the former BCS, excluding the next-generation wireline networks business. In addition, the Company’s key support functions, including supply-chain operations, information technology, finance, human resources, legal, strategy and business development, marketing, quality and technology have been architected centrally and distributed throughout the Company.

Financial Information About Segments. The response to this section of Item 1 incorporates by reference Note 10, “Information by Segment and Geographic Region,” of Part II, Item 8: Financial Statements and Supplementary Data of this document.

Customers. Motorola has several large customers, the loss of one or more of which could have a material adverse effect on the Company. Motorola’s largest end customers (including sales through distributors) are Sprint Nextel, Cingular, China Mobile, América Móvil and T-Mobile. Motorola sold approximately 12% of its products and services to Sprint Nextel in 2005.
      Approximately 2% of Motorola’s net sales in 2005 were to various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.

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

Backlog. Motorola’s aggregate backlog position for all Motorola segments, as of the end of the last two fiscal years was approximately as follows:

December 31, 2005	$7.8 billion
December 31, 2004	$6.3 billion
      Except as previously discussed in this Item 1, the orders supporting the 2005 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 92% of the backlog on hand at December 31, 2005 is expected to be shipped or earned, with respect to contracts accounted for under the percentage of completion or completed contract accounting, during 2006. However, this is a forward-looking estimate of the amount expected to be shipped or earned, and future events may cause the percentage actually shipped or earned to change.

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
      R&D expenditures relating to new product development or product improvement were approximately $3.7 billion in 2005, compared to $3.4 billion in 2004 and $3.0 billion in 2003. R&D expenditures increased 8% in 2005 as compared to 2004, after increasing 15% in 2004 as compared to 2003. Motorola continues to believe that a strong commitment to research and development is required to drive long-term growth. Approximately 25,000 professional employees were engaged in such research activities during 2005.

Patents and Trademarks. Motorola seeks to obtain patents and trademarks to protect our proprietary position whenever possible and practical. As of December 31, 2005, Motorola owned 8,557 utility and design patents in the U.S. and 12,801 patents in foreign countries. These foreign patents are mostly counterparts of Motorola’s U.S. patents, but a number result from research conducted outside the U.S. and are originally filed in the country of origin. During 2005, Motorola was granted 548 U.S. utility and design patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses.

Environmental Quality. Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of Motorola.

Employees. At December 31, 2005, there were approximately 69,000 employees of Motorola and its subsidiaries, as compared to approximately 68,000 employees at December 31, 2004.

Financial Information About Foreign and Domestic Operations and Export Sales. Domestic export sales to third parties were $2.1 billion, $2.7 billion and $1.9 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Domestic export sales to affiliates and subsidiaries, which are eliminated in consolidation, were $2.6 billion, $1.8 billion and $1.8 billion for the years ended December 31, 2005, 2004 and 2003, respectively.
      The remainder of the response to this section of Item 1 incorporates by reference Note 9, “Commitments and Contingencies” and Note 10, “Information by Segment and Geographic Region” of Part II, Item 8: Financial Statements and Supplementary Data of this document, the “Results of Operations—2005 Compared to 2004” and

“Results of Operations—2004 Compared to 2003” sections of Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations of this document.
Available Information
      We make available free of charge through our website, www.motorola.com/investor, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

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

Item 1A: Risk Factors
       We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
The demand for our products depends in large part on the continued growth of the industries in which we participate. A market decline in any one of these industries could have an adverse effect on our business.
      In 2004 and 2005, the portions of the telecommunications industry in which we participate have returned to double digit growth. However, our business was very negatively impacted by the economic slowdown and the corresponding reduction in capital spending by the telecommunications industry from 2001 to 2003. The rate at which the portions of the telecommunications industry in which we participate continue to grow is critical to our ability to improve our overall financial performance.
Our customers are located throughout the world and, as a result, we face risks that other companies that are not global may not face.
      Our customers are located throughout the world and more than half of our net sales are made to customers outside of the U.S. In addition, we have many manufacturing, administrative and sales facilities outside the U.S., the majority of our products are manufactured outside the U.S. and more than half of our employees are employed outside the U.S.
      As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales or profitability, including but not limited to: (1) tariffs, trade barriers and trade disputes; (2) regulations related to customs and import/export matters; (3) longer payment cycles; (4) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., and difficulties in repatriating cash generated or held abroad in a tax-efficient manner; (5) currency fluctuations, particularly in the euro, Chinese renminbi and Brazilian real; (6) challenges in collecting accounts receivable; (7) cultural and language differences; (8) employment regulations and local labor conditions; (9) difficulties protecting IP in foreign countries; (10) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; (11) natural disasters, such as earthquakes, tsunamis and typhoons; (12) public health issues or outbreaks; and (13) the impact of each of the foregoing on our outsourcing and procurement arrangements.
      Many of our products that are manufactured outside of the U.S. are manufactured in Asia. In particular, we have sizeable operations in China, including manufacturing operations, and 8% of our net sales are made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely impacted by changes to or interpretation of Chinese law. Further, if manufacturing in the region is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted.
If the quality of our products does not meet our customers’ expectations, then our sales and operating earnings, and ultimately our reputation, could be adversely affected.
      Occasionally, some of the products we sell have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our distributors or end-user customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including: delays in the recognition of revenue, loss of revenue or future orders, customer-imposed penalties on Motorola for failure to meet contractual shipment deadlines, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and brand name reputation.
      In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be recalled. Depending on the nature of the defect and the number of products in the field, it can cause the Company to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders, and the damage to the Company’s goodwill or brand/reputation. In addition, the Company may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that the Company receives from the contracts. Recalls involving regulatory agencies can also result in fines and additional costs. Finally, recalls can result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.
We operate in highly-competitive markets and our financial results will be affected if we are not able to compete effectively.
      The markets for our products are highly competitive with respect to, among other factors: pricing, product and service quality, and the time required to introduce new products and services. We are constantly exposed to the risk that our competitors may implement new technologies before we do, or may offer lower prices, additional products or services or other incentives that we cannot or will not offer. We can give no assurances that we will be able to compete successfully against existing or future competitors.
The uncertainty of current economic and political conditions makes budgeting and forecasting difficult and may reduce demand for our products.
      Current conditions in the domestic and global economies are uncertain. The U.S. involvement in Iraq and other global conflicts, including in the Middle East, as well as public health issues, have created many economic and political uncertainties that have impacted the global economy. As a result, it is difficult to estimate the level of growth for the world economy as a whole. It is even more difficult to estimate growth in various parts of the world economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures difficult.
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
      Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. We have experienced shortages in the past that have adversely affected our operations. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. Furthermore, certain of our components are available only from a single source or limited sources. We may not be able to diversify sources in a timely manner. A reduction or interruption in supplies or a significant increase in the price of supplies could have a material adverse effect on our businesses.
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
      Our results are subject to risks related to our significant investment in developing and introducing new products, such as: seamless mobility products, advanced digital wireless handsets; CDMA2000 1X, UMTS and other advanced technologies for wireless networks; products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems; integrated digital radios; and integrated public safety systems. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of industry standards; (iv) the significant amount of resources we must devote to the development of new technology; and (v) the ability to differentiate our products and compete with other companies in the same markets.
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
      We currently partner with industry leaders to meet customer product and service requirements and to develop innovative advances in design and technology. Some of our partnerships allow us to supplement internal manufacturing capacity and share the cost of developing next-generation technologies. Other partnerships allow us to offer more services and features to our customers. If such arrangements do not develop as expected, our business could be adversely impacted.
Our business will be harmed if we are found to have infringed intellectual property rights of third parties, or if our intellectual property protection is inadequate to protect our proprietary rights.
      Because our products are comprised of complex technology, we are involved in litigation regarding patent and other intellectual property rights. Third parties have asserted, and in the future may assert, claims against us alleging that we have infringed their intellectual property rights. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. Also, defending these claims may be expensive and divert the time and efforts of our management and employees.
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
Many of our components and products are manufactured by third parties and if third-party manufacturers lack sufficient quality control or if there are significant changes in the financial or business condition of such third-party manufacturers, it may have a material adverse effect on our business.
      We rely on third-party suppliers for many of the components used in our products and we rely on third-party manufacturers to manufacture many of our assemblies and finished products. If such third parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third parties, it could have a material adverse effect on our business.
      We also have third-party arrangements for the design or manufacture of certain products, parts and components. If these third parties fail to deliver quality products, parts and components on time and at reasonable prices, we could have difficulties fulfilling our orders and our sales and profits could decline.
There is no guarantee that design wins will become actual orders and sales.
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
      The impact of these cost-reduction actions on our sales and profitability may be influenced by factors including, but not limited to: (1) our ability to successfully complete these ongoing efforts; (2) our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete; (3) delays in implementation of anticipated workforce reductions in highly-regulated locations outside of the United States, particularly in Europe and Asia; (4) decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees; (5) our ability to retain or recruit key employees; (6) the appropriateness of the size of our manufacturing capacity, including capacity from third parties; and (7) the performance of other parties under contract manufacturing arrangements on which we rely for the manufacture of certain products, parts and components.
      An important cost-reduction action has been to reduce the number of our facilities, including manufacturing facilities. All of our businesses have exited certain facilities or consolidated facilities so that our products are manufactured in fewer facilities. While we have business continuity and risk management plans in place in case capacity is significantly reduced or eliminated at a given facility, the reduced number of alternative facilities could cause the period of any manufacturing disruptions to be longer. As a result, we could have difficulties fulfilling our orders and our sales and profits could decline.
We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions, particularly if our credit ratings are downgraded.
      From time to time we access the long-term and short-term capital markets to obtain financing. Although we believe that we can continue to access the capital markets in 2006 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, and (iii) the current state of the economy, including the telecommunications industry. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to the Company.
      Our credit ratings have been upgraded by each of the 3 major credit rating agencies during the last year. However, if our rating by Moody’s Investor Service (“Moody’s”) were to decline two levels from the current rating, we would no longer be considered investment grade by Moody’s. As a result, our financial flexibility would be reduced and our cost of borrowing would increase. Some of the factors that impact our credit ratings, including the overall economic health of the telecommunications industry, are outside of our control. There can be no assurances that our current credit ratings will continue.
      Our commercial paper is rated “A-2/ P-2/ F-2.” Given the smaller size of the market for commercial paper rated “A-2/ P-2/ F-2” and the number of large commercial paper issuers in this market, commercial paper or other short-term borrowings may be unavailable or of limited availability to participants in this market. Although we continue to issue commercial paper, there can be no assurances that we will continue to have access to the commercial paper markets on terms acceptable to the Company.
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
      In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (1) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (4) the potential loss of key employees of the acquired businesses; (5) the risk of diverting the attention of senior management from our operations; (6) the risks of entering new markets in which we have limited experience; (7) risks associated with integrating financial reporting and internal control systems; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (9) future impairments of goodwill of an acquired business.
      Acquisition candidates in the industries in which we participate may carry higher relative valuations (based on their earnings) than we do. This is particularly evident in software and services businesses. Acquiring a business that has a higher valuation than Motorola may be dilutive to our earnings, especially when the acquired business has little or no revenue. In addition, we may not pursue opportunities that are highly dilutive to near-term earnings and have, in the past, foregone certain of these acquisitions.
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
      As a supplier of automotive electronics and telematics communication products, our sales of these products and our profitability could be negatively impacted by changes in the operations, products, business models, part-sourcing requirements, financial condition, market share or consumer financing and rebate programs of our automotive customers. In addition, demand for our automotive products is linked to consumer demand for automobiles, which may be adversely impacted by the continuing uncertain economic environment.
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
      Competition for key technical personnel in high-technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to compete and develop successful new products. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel.
The unfavorable outcome of litigation pending against or future litigation could materially impact the Company.
      Our financial results could be materially adversely impacted by unfavorable outcomes to any pending or future litigation. See “Item 3 — Legal Proceedings.” There can be no assurances as to the favorable outcome of any litigation.
We are subject to a wide range of environmental, health and safety laws.
      Our operations and the products we manufacture and/or sell are subject to a wide range of global environmental, health and safety laws. Compliance with existing or future environmental, health and safety laws could subject us to future costs, liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities and generally impact our financial performance.
      Some of these laws relate to the use, disposal, clean up of, and exposure to hazardous substances. In the United States, laws often require parties to fund remedial studies or action regardless of fault. Motorola continues to incur disposal cost and has ongoing remediation obligations. Changes to U.S. environmental laws or our discovery of additional obligations under these laws could have a negative impact on Motorola.
      Over the last several years, the European Union (the “EU”) countries have enacted environmental laws regulating electronic products. Our products are impacted by laws that mandate the recycling of waste in electronic products sold in the EU and that will limit or prohibit the use of certain substances in electronic products beginning July 1, 2006. Other countries outside of Europe are expected to adopt similar laws. We have incurred and expect to continue to incur additional expenses to comply with these laws.
We may provide financing and financial guarantees to our customers, some of which may be for significant amounts.
      The competitive environment in which we operate may require us to provide long-term customer financing to a customer in order to win a contract. Customer financing arrangements may include all or a portion of the purchase price for our products and services, as well as working capital. In some circumstances, these loans can be very large. We may also assist customers in obtaining financing from banks and other sources and may also provide financial guarantees on behalf of our customers. Our success, particularly in our infrastructure businesses, may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness.
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
      While we have generally been able to place a portion of our customer financings with third-party lenders, a portion of these financings are supported directly by us. There can be higher risks of default associated with some of these financings, particularly when provided to start-up operations such as local network providers, customers in developing countries, or customers in specific financing-intensive areas of the industry (such as 3G wireless operators). Should customers fail to meet their obligations on new or existing loans, losses could be incurred and such losses could negatively impact our financial results.

Our large system contracts for infrastructure equipment and the resulting reliance on large customers may negatively impact our business.
      We are exposed to risks due to large system contracts for infrastructure equipment and the resulting reliance on large customers. These include: (1) the technological risks of such contracts, especially when the contracts involve new technology, and (2) financial risks under these contracts, including the estimates inherent in projecting costs associated with large contracts and the related impact on operating results. We are also facing increasing competition from traditional system integrators and the defense industry as system contracts become larger and more complicated. Political developments can impact the nature and timing of these large contracts.
It is important that we are able to obtain many different types of insurance, and if we are not able to obtain insurance we are forced to retain the risk.
      The Company has many types of insurance coverage and also self-insures for some risks and obligations. Generally, costs and availability of insurance has improved recently since the disruption to the market after the events of September 11, 2001. However, there are still certain types or levels of insurance that remain unavailable. Natural disasters (hurricanes, windstorms, earthquakes and floods) and certain risks arising from securities claims and public liability are potential self-insured events that could negatively impact our financial performance.
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
      The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include Wireless Local Area Network systems such as WiFi, and Wide Area Network systems such as WiMax. Other countries have also deregulated portions of the available spectrum to allow these and other technologies, which can be offered without spectrum license costs. Deregulation may introduce new competition and new opportunities for Motorola and our customers.
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
Consolidations in both the cable and telecommunication industries may adversely impact our business.
      The cable and telecommunication industries have experienced consolidation, and this trend is expected to continue according to industry estimates. Industry consolidation could result in delays of purchases by the merged companies to equipment suppliers such as Motorola and our competitors.
      Because of continuing consolidation within the cable industry worldwide, a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable television system operators. Net sales to the Connected Home Solutions segment’s largest customer, Comcast, which merged with AT&T Broadband in 2002, represented approximately 31% of the Connected Home Solutions segment’s total net sales in 2005.

      Sprint Nextel is our largest customer, representing 12% of the Company’s net sales in 2005. On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. completed their merger transaction that was announced in December 2004. The combined company, Sprint Nextel, is the segment’s largest customer and Motorola has been its sole supplier of iDEN® handsets and core iDEN network infrastructure equipment for over ten years.
      Fewer significant customers will increase our reliance on large customers and may negatively impact our bargaining position and profit margins. The loss of, or a lesser role with, a significant customer due to industry consolidation may negatively impact our business.
Regulatory changes impacting our cable products may adversely impact our business.
      Currently, reception of digital television programming from the cable broadband network requires a set-top box with certain technology. This security technology has limited the availability of set-top boxes to those manufactured by a few cable network manufacturers, including Motorola. The FCC enacted regulations requiring separation of security functionality from set-top boxes to increase competition and encourage the sale of set-top boxes in the retail market. Traditionally, cable service providers sold or leased the set-top box to their customer. As the retail market develops for set-top boxes and televisions capable of accepting the security modules, sales of our set-top boxes may be negatively impacted.
      The FCC has mandated that digital tuners to enable access to cable networks be incorporated into most television sets by 2007. Such televisions can access certain cable programming without a digital set-top box. As a result, future sales of set-top boxes may be negatively impacted.
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
      Our share price has been volatile due, in part, to generally volatile securities markets, and the volatility in the telecommunications and technology companies’ securities markets in particular. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, capital spending plans of our customers, and the level of perceived growth in the industries in which we participate.
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
      Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and changes to the New York Stock Exchange rules, has required us to expend significant resources and incur additional expenses and will continue to do so. We are committed to maintaining the highest standards of corporate governance and public disclosure. As a result, we will continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment may continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities.
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
Item 1B: Unresolved Staff Comments
       None.
Item 2: Properties
       Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries. (See “Item 1: Business” for information regarding the location of the principal manufacturing facilities for each of Motorola’s business segments.) Motorola owns 49 facilities (manufacturing, sales, service and office), 28 of which are located in North America and 21 of which are located in other countries. Motorola leases 275 facilities, 91 of which are located in North America and 184 of which are located in other countries.
      As compared to 2004, the number of facilities owned or leased was reduced primarily because of the optimization of space and workplace mobility programs being utilized instead of adding sites and space. In addition, as part of Motorola’s overall strategy to reduce operating costs and improve the financial performance of the corporation, a number of businesses and facilities have either been sold or are currently for sale. During 2005, facilities in Tianjin, China; Phoenix, AZ; Harvard, IL; Beijing, China; Elgin, IL and land parcels in Ft. Worth, TX; Tempe, AZ and Suwanee, GA were sold. Land parcels in Elgin, IL are currently up for sale.
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
Item 3: Legal Proceedings
Personal Injury Cases

Cases relating to Wireless Telephone Usage
      Motorola has been the defendant in several cases arising out of its manufacture and sale of wireless telephones. On May 26, 2000, a purported nationwide class action suit Naquin, et al., v. Nokia Mobile Phones, et al was filed against Motorola and several other cellular phone manufacturers and carriers in the Civil District Court for the Parish of Orleans, State of Louisiana. The case alleges that the failure to incorporate a remote headset into cellular phones rendered the phones defective by exposing users to biological injury and health risks. In the Second Supplemental and Amending Class Action Complaint, plaintiffs seek compensatory damages and injunctive relief. Similar state class action suits were filed on April 19, 2001, in the Circuit Court for Baltimore City, Maryland,

Pinney and Colonell v. Nokia, Inc., et al. and in the Pennsylvania Court of Common Pleas, Philadelphia County, Farina v. Nokia, Inc., et al.; on April 20, 2001, in the Supreme Court of the State of New York, County of Bronx, Gilliam et al., v. Nokia, Inc., et al.; and on June 8, 2001, in the Superior Court of Fulton County, State of Georgia, Gimpelson v. Nokia Inc, et. al.
      During 2001, after removal to federal court, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) transferred these five cases to the United States District Court for the District of Maryland (the “MDL Court”) for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (the “MDL Proceeding”). In 2005, as a result of a decision of the United States Court of Appeals for the Fourth Circuit, the Pinney, Gilliam, Farina and Gimpelson cases were remanded to the state courts from which they were removed (Maryland, New York, Pennsylvania, and Georgia, respectively). The Fourth Circuit decision also reversed the MDL Court’s dismissal of the Naquin case on preemption grounds. Naquin was remanded to the MDL Court for further proceedings.
      On December 23, 2005, and again on February 9, 2006, plaintiff filed amended complaints in Farina. Defendants filed preliminary objections to the amended complaints. On January 31, 2006, plaintiffs filed a second amended complaint in Pinney. Both amended complaints seek compensatory and punitive damages and injunctive relief. Farina also seeks declaratory relief and treble and statutory damages. For the first time plaintiffs in both Farina and Pinney added allegations that cellular telephones sold without headsets are defective because they present a safety risk when used while driving. On February 17, 2006, a newly added defendant to the Farina and Pinney cases removed the cases to federal court. Motorola asserted additional grounds for the Pinney removal in papers filed on February 22, 2006. On January 30, 2006, plaintiff dismissed Gimpelson without prejudice.
      On February 15, 2006, the MDL Court issued a suggestion to the MDL Panel to transfer Naquin from the MDL Court to the federal court in Louisiana. On February 22, 2006, defendants filed a motion to reconsider that suggestion based on the removal of Farina and Pinney to the federal court.
      During 2001 and 2002, several additional cases were filed alleging that use of a cellular phone caused a malignant brain tumor: Murray v. Motorola, Inc., et al., filed November 15, 2001, in the Superior Court of the District of Columbia; Agro et. al., v. Motorola, Inc., et al., filed February 26, 2002, in the Superior Court of the District of Columbia; Cochran et. al., v. Audiovox Corporation, et al., filed February 26, 2002, in the Superior Court of the District of Columbia and Schofield et. al., v. Matsushita Electric Corporation of America, et al., filed February 26, 2002, in the Superior Court of the District of Columbia. Each complaint seeks compensatory damages in excess of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages in excess of $100 million. These cases were removed to federal court and transferred to the MDL Court. On July 19, 2004, the MDL Court found that there was no federal court jurisdiction over Murray, Agro, Cochran and Schofield and remanded those cases to the Superior Court for the District of Columbia. On November 30, 2004, defendants moved to dismiss the Murray, Agro, Cochran and Schofield complaints. That motion remains pending before the Superior Court for the District of Columbia.
      Brower v. Motorola, Inc., et al., filed April 19, 2001, in the Superior Court of the State of California, County of San Diego, also seeks relief on behalf of an individual who had brain cancer. A first amended complaint was filed in Brower to add class allegations that defendants engaged in deceptive and misleading actions by falsely stating that cellular phones are safe and by failing to disclose studies that allegedly show cellular phones can cause harm. Brower seeks injunctive relief, restitution, compensatory and punitive damages and disgorgement of profits. On September 9, 2002, Dahlgren v. Motorola, Inc., et al., was filed in the D.C. Superior Court containing class claims similar to Brower. Dahlgren seeks injunctive and equitable relief, actual damages, treble or statutory damages, punitive damages and a constructive trust. These two cases were also removed to federal court and transferred to the MDL Court. On June 10, 2005, the Dahlgren case was remanded to the Superior Court for the District of Columbia. On December 9, 2005, plaintiff filed an amended complaint in Dahlgren. Defendants moved to dismiss Dahlgren on February 3, 2006. On February 15, 2006, the MDL Court remanded Brower to California state court.

Case relating to Two-Way Radio Usage
      On January 23, 2004, Motorola was added as a co-defendant with New York City in Virgilio et al. v. Motorola et al., filed in the United States District Court for the Southern District of New York. Plaintiffs allege that twelve firefighters died because the Motorola two-way radios they were using on September 11, 2001 were defective and did not receive evacuation orders because the City of New York and Motorola committed wrongful acts in connection with a bid process that was designed to provide new radios to the New York City Fire

Department. Plaintiffs seek compensatory and punitive damages against Motorola in excess of $5 billion. On March 10, 2004, the court, to which all September 11 litigation has been assigned, granted Motorola’s and the other defendant’s motion to dismiss the complaint on the grounds that all of the Virgilio plaintiffs had filed claims with the September 11th Victims’ Compensation Fund (the “Fund”), that the statutory scheme clearly required injured parties to elect between the remedy provided by this Fund and the remedy of traditional litigation and that plaintiffs, by pursuing the Fund, had chosen not to pursue litigation. Subsequent appeals of the issue and petitions to the United States Court of Appeals for the Second Circuit have been denied and the decision of the lower court dismissing the case was affirmed. On October 13, 2005, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. The Supreme Court denied the petition on January 17, 2006, terminating all avenues of appeal.
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

Bankruptcy Court Lawsuit
      Motorola was sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. Trial has been scheduled for August 7, 2006.
      On March 30, 2001, the United States Bankruptcy Court for the Southern District of New York presiding over the Iridium bankruptcy proceeding approved a settlement between the unsecured creditors of the Iridium Debtors and the Iridium Debtors’ pre-petition secured lenders. The settlement agreement creates and provides for the funding of a litigation vehicle for the purpose of pursuing litigation against Motorola. Motorola appealed the approval of the settlement to the United States District Court for the Southern District of New York. On April 7, 2005, the District Court entered an order denying Motorola’s appeal and affirming the settlement. On May 4, 2005, Motorola filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The appeal is pending.

Iridium India Lawsuits
      Motorola and certain of its current and former officers and directors were named as defendants in a private criminal complaint filed by Iridium India Telecom Ltd. (“Iridium India”) in October 2001 in the Court of the Extra Judicial Magistrate, First Class, Khadki, Pune, India. The Iridium India Telecom Ltd. v. Motorola, Inc. et al. complaint alleges that the defendants conspired to, and did, commit the criminal offense of “cheating” by fraudulently inducing Iridium India to purchase gateway equipment from Motorola, to acquire Iridium stock, and to invest in developing a market for Iridium services in India. Under the Indian penal code, “cheating” is punishable by imprisonment for up to 7 years and a fine of any amount. The court may also require defendants to compensate the victim for its losses, which the complaint estimates at about $100 million. In August 2003, the Bombay High Court granted Motorola’s petition to dismiss the criminal action against Motorola and the individual defendants. Iridium India has petitioned the Indian Supreme Court to exercise its discretion to review that dismissal, and that petition is pending.
      In September 2002, Iridium India also filed a civil suit in the Bombay High Court against Motorola and Iridium. The suit alleges fraud, intentional misrepresentation and negligent misrepresentation by Motorola and Iridium in inducing Iridium India to purchase gateway equipment from Motorola, to acquire Iridium stock, and to invest in developing a market for Iridium services in India. Iridium India claims in excess of $200 million in damages and interest. Following extensive proceedings in the trial court and on appeal related to Iridium India’s motion for interim relief, Motorola has deposited approximately $44 million in a specially designated account in India, and the Indian Supreme Court has accepted for a full hearing at a later date Motorola’s appeal regarding interim relief.

Shareholder Derivative Case
      M&C Partners III v. Galvin, et al., filed January 10, 2002, in the Circuit Court of Cook County, Illinois, is a shareholder derivative action against fifteen current and former members of the Motorola Board of Directors and Motorola as a nominal defendant. The lawsuit alleges that the Motorola directors breached their fiduciary duty to the Company and/or committed gross mismanagement of Motorola’s business and assets by allowing Motorola to engage in improper practices with respect to Iridium. Following the dismissal without prejudice of prior versions of the complaint, in January 2006, plaintiff filed a motion for leave to file a Third Amended Complaint, which remains pending.
      In May 2004, plaintiff served a demand on the Motorola Board of Directors to investigate the alleged wrongful conduct. In July 2004, Motorola’s Board appointed an investigatory committee to evaluate the plaintiff’s demand. On July 26, 2005, Motorola’s Board, acting on an extensive report from and recommendations made by the investigatory committee, rejected plaintiff’s demand.
      An unfavorable outcome in one or more of the Iridium-related cases still pending could have a material adverse effect on Motorola’s consolidated financial position, liquidity or results of operations.
Telsim-Related Cases
      In April 2001, Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), a wireless telephone operator in Turkey, defaulted on the payment of approximately $2 billion of loans owed to Motorola and its subsidiaries (the “Telsim Loans”). Motorola fully reserved the carrying value of the Telsim Loans in the second quarter of 2002. The Uzan family formerly controlled Telsim. Telsim remains under the control of the Turkish government, pending the closing of the sale of Telsim described below. Motorola is involved in several matters related to Telsim.

October 2005 Settlement
      On October 28, 2005, Motorola signed an agreement resolving its disputes regarding the Telsim Loans with Telsim and the Government of Turkey (the “Telsim Dispute Agreement”). The parties to the Telsim Dispute Agreement are: Motorola, Inc., Motorola Credit Corporation, Motorola Limited, Motorola Komunikasyon Ticaret ve Servis Limited Sirketi, Telsim, Rumeli Telefon Sistemleri A.S. and Bayindirbank A.S. The Government of Turkey and the Turkish Savings and Deposit Insurance Fund (“TMSF”) are third-party beneficiaries of the Telsim Dispute Agreement. As part of the Telsim Dispute Agreement, on October 28, 2005, Motorola received a cash payment of $500 million. On December 13, 2005, Vodafone agreed to purchase Telsim for $4.55 billion, pursuant to a sales process organized by the TMSF. This purchase has not yet been completed. Pursuant to the Telsim Dispute Agreement, Motorola has the right to receive 20% of the sale proceeds above $2.5 billion, in addition to the cash payment of $500 million it received in 2005, once this transaction is completed. Although there can be no assurances as to when or if the sale will close, the Company currently expects to receive $410 million in the second quarter of 2006.
      As part of the Telsim Dispute Agreement, and subject to certain conditions, Motorola has agreed that it will not pursue collection efforts against the three corporate defendants under TMSF control (Unikom Iletisim Hizmetleri Pazarlama A.S., Standart Pazarlama A.S., and Standart Telekomunikasyon Bilgisayar Hizmetleri A.S.) (the “Corporate Defendants”), that are subject to its final judgment in the U.S. courts related to the matter. The Telsim Dispute Agreement permits Motorola to continue its efforts (except in Turkey and three other countries, which restriction is subject to certain conditions) to enforce the U.S. Judgment described below against the Uzan family. In addition, pursuant to the Telsim Dispute Agreement, Telsim and its related companies have dismissed all litigation, including arbitrations, pending against Motorola.

U.S. Judgment
      The Company continues to realize collections on its judgment of $2.13 billion (the “U.S. Judgment”) for compensatory damages rendered by the United States District Court for the Southern District of New York (the “District Court”) against the Uzans on July 31, 2003 and affirmed by the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) in 2004 and in connection with foreign proceedings against the Uzan family. However, the Company believes that the ongoing litigation, collection and/or settlement processes against the Uzan family will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. Following a remand from the Second Circuit of the July 31, 2003 $2.13 billion punitive damages award by the District Court, on February 8, 2006, the District Court awarded a judgment in favor of Motorola for $1 billion in punitive damages against the Uzan family and their co-conspirator, Antonio Luna Bettancourt.

Class Action Securities Lawsuits
      A purported class action lawsuit, Barry Family LP v. Carl F. Koenemann, was filed against the former chief financial officer of Motorola on December 24, 2002 in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. It has been consolidated before the United States District Court for the Northern District of Illinois (the “Illinois District Court”) with 18 additional putative class action complaints which were filed in various federal courts against the Company, its former chief financial officer and various other individuals, alleging that the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (Telsim), in connection with the sale of telecommunications equipment by Motorola as well as other related aspects of Motorola’s dealings with Telsim. In each of the complaints, plaintiffs proposed a class period of February 3, 2000 through May 14, 2001, and sought an unspecified amount of damages. On August 25, 2004, the Illinois District Court issued its decision on Motorola’s motion to dismiss, granting the motion in part and denying it in part. The court dismissed without prejudice the fraud claims against the individual defendants and denied the motion to dismiss as to Motorola. The plaintiffs chose not to file an amended complaint; therefore, the fraud claims against the individual defendants are dismissed. The court, however, declined to dismiss the plaintiffs’ claims that the individual defendants were “controlling persons of Motorola.” During 2005, the Court certified the case as a class action. No trial date is scheduled in the case at present.
      A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its officers and employees in the Illinois District Court on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in Motorola’s 401(k) Profit Sharing Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present”, and sought an unspecified amount of damages. On October 3, 2003, plaintiff filed an amended complaint asserting three claims for breach of fiduciary duties under ERISA against 24 defendants grouped into five categories and seeking an unspecified amount of damages. On September 23, 2004, the Illinois District Court dismissed the plan committee defendants from the case, without prejudice. On October 15, 2004, plaintiff filed a second amended complaint (the “Howell Complaint”) and a motion for class certification. On December 3, 2004, defendants filed a motion for summary judgment seeking to dismiss the Howell Complaint and a corresponding motion to deny class certification. On September 30, 2005, the Illinois District Court granted defendants’ motion and dismissed the Howell Complaint. Plaintiff filed an appeal to the dismissal on October 27, 2005. In addition, on October 19, 2005, plaintiff’s counsel filed a motion seeking to add a new lead plaintiff and assert the same claims set forth in the Howell Complaint.

Securities and Exchange Commission Investigation
      Motorola is involved in an ongoing investigation by the Securities and Exchange Commission regarding Telsim matters, which remains outstanding.
Charter Communications Class Action Securities Litigation
      On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Charter securities. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. On August 5, 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. As to Motorola, the amended complaint alleges a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5(a)-(c) promulgated thereunder relating to Charter securities and seeks an award of compensatory damages. On October 12, 2004, the court granted Motorola’s motion to dismiss, holding that there is no civil liability under the federal securities laws for aiding and abetting. On October 26, 2004, the plaintiff filed a motion for the reconsideration of the court’s decision. On December 20, 2004, the court issued its ruling denying plaintiff’s motion for reconsideration of its earlier decision to dismiss the complaint against Motorola. The court issued a final judgment dismissing Motorola from the case on February 15, 2005. Plaintiff appealed to the United States Court of Appeals for the Eighth Circuit. An oral argument was held on that appeal on December 12, 2005.
In re Adelphia Communications Corp. Securities and Derivative Litigation
      On December 22, 2003, Motorola was named as a defendant in two cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation (the “Adelphia MDL”). The Adelphia MDL consists of at least fourteen individual cases and one purported class action that were filed in or have been transferred to the United States District Court for the Southern District of New York. First, Motorola was named as a defendant in the Second Amended Complaint in the individual case of W.R. Huff Asset Management Co. L.L.C. v. Deloitte & Touche LLP, et al. (the “Huff Complaint”) This case was originally filed by W.R. Huff Asset Management Co. L.L.C. on June 7, 2002, in the United States District Court for the Western District of New York and was subsequently transferred to the Southern District of New York as related to the Adelphia MDL. Several other individual and corporate defendants are also named in the amended complaint along with Motorola.
      As to Motorola, the complaint alleges a claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Adelphia securities, and seeks recovery of the consideration paid by plaintiff for Adelphia debt securities, compensatory damages, costs and expenses of litigation and other relief. Motorola filed a motion to dismiss this complaint on March 8, 2004 which is awaiting decision.
      Also on December 22, 2003, Motorola was named as a defendant in Stocke v. John J. Rigas, et al. This case was originally filed in Pennsylvania and was subsequently transferred to the Southern District of New York as related to the Adelphia MDL. Several other individual and corporate defendants are also named in the amended complaint along with Motorola. As to Motorola, the complaint generally makes the same allegations as the Huff Complaint and a state law claim of aiding and abetting fraud relating to Adelphia securities. The complaint seeks return of the consideration paid by plaintiff for Adelphia securities, punitive damages and other relief. Motorola filed a motion to dismiss this complaint on April 12, 2004 which is awaiting decision.
      On July 23, 2004, Motorola was named as a defendant in Argent Classic Convertible Arbitrage Fund L.P., et al. v. Scientific-Atlanta, Inc., et al. (the “Argent Complaint”). The Argent Complaint was filed against Scientific Atlanta and Motorola in the Southern District of New York. The Argent Complaint generally makes the same allegations as the other previously-disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have been transferred to the Southern District of New York. The complaint seeks compensatory damages and other relief. On October 12, 2004, Motorola filed a motion to dismiss the Argent Complaint which is awaiting decision.
      On September 14, 2004, Motorola was named in a complaint filed in state court in Los Angeles, California, naming Motorola and Scientific-Atlanta and certain officers of Scientific-Atlanta, Los Angeles County Employees Retirement Association et al. v. Motorola, Inc., et al. The complaint raises claims under California law for aiding and abetting fraud and conspiracy to defraud and generally makes the same allegations as the other previously-disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have been transferred to the Southern District of New York. There are no new substantive allegations. The complaint seeks compensatory damages, opportunity-cost damages, punitive and other exemplary damages and other relief. On October 8, 2004, Motorola filed a motion to remove the California state court case to federal court in California. On December 1, 2004, the Multi-District Litigation Panel issued a conditional transfer order transferring the case to federal court in New York. Plaintiffs did not object to the conditional transfer order, and the order transferring the case to New York is now final. On September 19, 2005, Motorola filed a motion to dismiss the complaint in this action which is awaiting decision.
      On October 25, 2004, Motorola was named in a complaint filed in state court in Fulton County, Georgia, naming Motorola and Scientific-Atlanta and certain officers of Scientific-Atlanta, AIG DKR SoundShore Holdings, Ltd., et al. v. Scientific-Atlanta Inc., et al. The complaint raises claims under Georgia law of conspiracy to defraud and generally makes the same allegations as the other previously disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have already been filed and transferred to the Southern District of New York. The complaint seeks damages and statutory compensation, punitive damages and other relief. On November 22, 2004, Motorola filed a petition to remove the state court case to federal court in

Georgia and a notice with the Multi-District Litigation requesting the case be transferred to New York. On January 5, 2005, the Multi-District Litigation issued a conditional transfer order, transferring the case to federal court in New York. On April 18, 2005, the Multi-District Litigation Panel issued a final order transferring the case to New York and that transfer is final. On September 19, 2005, Motorola filed a motion to dismiss the complaint in this action which is awaiting decision.
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
Executive Officers of the Registrant
      Following are the persons who were the executive officers of Motorola as of February 28, 2006, their ages as of January 1, 2006, their current titles and positions they have held during the last five years:
      Edward J. Zander; age 58; Chairman and Chief Executive Officer since January 2004; Managing Director of Silver Lake Partners from July 2003 to December 2003; President and COO of Sun Microsystems, Inc. from January 1998 until June 2002.
      Gregory Q. Brown; age 45; Executive Vice President, President, Government and Enterprise Mobility Solutions since January 2005; Executive Vice President and President, Commercial, Government and Industrial Solutions Sector from January 2003 to January 2005; Chairman of the Board and Chief Executive Officer of Micromuse, Inc. from February 1999 to December 2002.
      David W. Devonshire; age 60; Executive Vice President, Chief Financial Officer since April 2002; Executive Vice President and Chief Financial Officer of Ingersoll-Rand Company from January 2000 to January 2002.
      Ruth A. Fattori; age 53; Executive Vice President, Human Resources since November 2004; Senior Vice President, JP Morgan Chase & Co., from April 2003 to November 2004; Executive Vice President, Process and Productivity, Conseco, Inc. from January 2001 to December 2002; Senior Vice President, Human Resources, Siemens Corporation from October 1999 to January 2001.
      Ronald G. Garriques; age 41; Executive Vice President, President, Mobile Devices since January 2005; Executive Vice President and President, Personal Communications Sector (“PCS”) from September 2004 to January 2005; Senior Vice President and General Manager, Europe, Middle East and Africa, PCS from September 2002 to September 2004; Senior Vice President and General Manager, Worldwide Product Line Management, PCS from February 2001 to September 2002.
      A. Peter Lawson; age 59; Executive Vice President, General Counsel and Secretary since May 1998.
      Daniel M. Moloney; age 46; Executive Vice President, President, Connected Home Solutions since January 2005; Executive Vice President and President, Broadband Communications Sector (“BCS”) from June 2002 to January 2005; Senior Vice President and General Manager, IP Systems Group, BCS from February 2000 to June 2002.
      Adrian R. Nemcek; age 58; Executive Vice President, President, Networks since January 2005; Executive Vice President and President, Global Telecom Solutions Sector (“GTSS”) from August 2002 to January 2005; Senior Vice President and President, GTSS from September 2001 to August 2002; Senior Vice President and General Manager, Office of Strategy, GTSS from August 2000 to September 2001.
      Richard N. Nottenburg; age 51; Executive Vice President, Chief Strategy Officer since March 2005; Senior Vice President and Chief Strategy Officer from July 2004 to March 2005; Strategic Advisor to Motorola, Inc. February 2004 to July 2004; Vice President and General Manager of Vitesse Semiconductor Corporation from August 2003 to January 2004; Chairman of the Board, President and Chief Executive Officer of Multilink from January 1995 to August 2003.
      Stuart C. Reed; age 44; Executive Vice President, Chief Supply Chain Officer since February 2006; Senior Vice President, Chief Supply Chain Officer from April 2005 to February 2006; Vice President, Worldwide Manufacturing and Engineering, Integrated Supply Chain, IBM Corporation (“IBM”) from January 2005 to April 2005; Vice President, Systems, Storage and Software Products, IBM from August 2004 to January 2005; Vice President, Systems and Storage, Worldwide Manufacturing Operations, IBM from January 2003 to August 2004; Vice President, Strategy, Process and Systems, IBM from January 2002 to January 2003; Vice President, Integrated Supply Chain, IBM from June 1999 to January 2002.

      Padmasree Warrior; age 45; Executive Vice President, Chief Technology Officer since March 2005; Senior Vice President and Chief Technology Officer from January 2003 to March 2005; Corporate Vice President and General Manager, Energy Systems Group, Integrated Electronic Systems Sector from April 2002 to January 2003; Corporate Vice President and General Manager, Thoughtbeam, Inc., a wholly-owned subsidiary of Motorola, Inc., from October 2001 to April 2002; Corporate Vice President, Chief Technology Officer and Director, DigitalDNA Laboratories, Semiconductor Products Sector from December 2000 to October 2001.
      The above executive officers will serve as executive officers of Motorola until the regular meeting of the Board of Directors in May 2006 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
       Motorola’s common stock is listed on the New York and Chicago Stock Exchanges. The number of stockholders of record of Motorola common stock on January 31, 2006 was 80,799.
      The remainder of the response to this Item incorporates by reference Note 15, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data”.
      The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares Purchased	Value) of Shares that
	(a) Total Number	(b) Average Price	as Part of Publicly	May Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased(2)	Share(2)(3)	or Programs(1)	Programs(1)

10/2/05 to 10/29/05	5,506,400	$21.16	5,506,400	$3,367,111,278
10/30/05 to 11/26/05	4,968,768	$22.59	4,947,700	$3,257,373,024
11/27/05 to 12/31/05	5,824,970	$23.26	5,503,500	$3,128,512,934

Total	16,300,138	$22.26	15,957,600

(1)	On May 18, 2005, the Company announced that its Board of Directors authorized the Company to repurchase up to $4.0 billion of its outstanding shares of common stock over a 36-month period ending on May 31, 2008, subject to market conditions (the “Stock Repurchase Program”).

(2)	In addition to purchases under the Stock Repurchase Program, included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 342,415 shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees and the surrender of 123 shares of Motorola common stock to pay the option exercise price in connection with the exercise of employee stock options.

(3)	Average price paid per share of stock repurchased under the Stock Repurchase Program is execution price, excluding commissions paid to brokers.

Item 6: Selected Financial Data
Motorola, Inc. and Subsidiaries
Five Year Financial Summary

	Years Ended December 31

(Dollars in millions, except as noted)	2005	2004	2003	2002	2001

Operating Results
Net sales	$36,843	$31,323	$23,155	$23,422	$26,468
Costs of sales	25,066	20,969	15,652	15,784	19,698

Gross margin	11,777	10,354	7,503	7,638	6,770

Selling, general and administrative expenses	3,859	3,714	3,285	3,835	4,279
Research and development expenditures	3,680	3,412	2,979	2,887	3,377
Other charges (income)	(458)	96	(34)	1,359	3,336

Operating earnings (loss)	4,696	3,132	1,273	(443)	(4,222)

Other income (expense):
Interest income (expense), net	71	(199)	(294)	(355)	(390)
Gains on sales of investments and businesses, net	1,861	460	539	81	1,931
Other	(108)	(141)	(142)	(1,354)	(1,201)

Total other income (expense)	1,824	120	103	(1,628)	340

Earnings (loss) from continuing operations before income taxes	6,520	3,252	1,376	(2,071)	(3,882)
Income tax expense (benefit)	1,921	1,061	448	(721)	(876)

Earnings (loss) from continuing operations	4,599	2,191	928	(1,350)	(3,006)
Loss from discontinued operations, net of tax	(21)	(659)	(35)	(1,135)	(931)

Net earnings (loss)	$4,578	$1,532	$893	$(2,485)	$(3,937)

Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share	$1.82	$0.90	$0.39	$(0.59)	$(1.36)
Diluted earnings (loss) per common share	1.81	0.64	0.38	(1.09)	(1.78)
Diluted weighted average common shares outstanding (in millions)	2,527.0	2,472.0	2,351.2	2,282.3	2,213.3
Dividends paid per share	$0.16	$0.16	$0.16	$0.16	$0.16

Balance Sheet
Total assets	$35,649	$30,922	$26,809	$31,233	$33,398
Long-term debt and redeemable preferred securities	3,806	4,581	7,159	7,660	8,769
Total debt and redeemable preferred securities	4,254	5,298	8,028	9,159	9,462
Total stockholders’ equity	16,673	13,331	12,689	11,239	13,691

Other Data
Capital expenditures	$583	$494	$344	$387	$708
% of sales	1.6%	1.6%	1.5%	1.7%	2.7%
Research and development expenditures	$3,680	$3,412	$2,979	$2,887	$3,377
% of sales	10.0%	10.9%	12.9%	12.3%	12.8%
Year-end employment (in thousands)*	69	68	88	97	111

*	Employment decrease in 2004 primarily reflects the impact of the spin-off of Freescale Semiconductor.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2005. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto which appear beginning under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
What businesses are we in?
      Motorola reports financial results for the following four operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. The segment’s net sales in 2005 were $21.5 billion, representing 58% of the Company’s consolidated net sales.*

•	The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles. The segment’s net sales in 2005 were $6.6 billion, representing 18% of the Company’s consolidated net sales.*

•	The Networks segment designs, manufactures, sells, installs and services: (i) cellular infrastructure systems, including hardware and software, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In addition, the segment designs, manufactures, and sells embedded communications computing platforms. The segment’s net sales in 2005 were $6.3 billion, representing 17% of the Company’s consolidated net sales.*

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems (“CMTS”) and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home (“DTH”) satellite networks and private networks for business communications, and (vi) advanced video communications products. The segment’s net sales in 2005 were $2.8 billion, representing 8% of the Company’s consolidated net sales.*
What were our 2005 financial highlights?

•	Net Sales Increased 18%: Our net sales were $36.8 billion in 2005, up 18% from $31.3 billion in 2004. Sales increased in all four of our operating segments.

•	Operating Earnings Increased 50%: We generated operating earnings of $4.7 billion in 2005, an increase of 50% compared to operating earnings of $3.1 billion in 2004. Operating margin increased to 12.7% in 2005, compared to 10.0% in 2004.

•	Earnings From Continuing Operations Increased by 110%: We generated earnings from continuing operations of $4.6 billion in 2005, an increase of 110% compared to earnings from continuing operations of $2.2 billion in 2004.

*	When discussing the net sales of each of our four segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, our intracompany sales were eliminated as part of the consolidation process in 2005. As a result, the percentages of consolidated net sales for each of our business segments sums to greater than 100% of the Company’s consolidated net sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Earnings From Continuing Operations of $1.82 per Share: Our earnings from continuing operations per diluted common share were $1.82 in 2005, compared to earnings from continuing operations per diluted common share of $0.90 in 2004.

•	Net Cash* Increased by $5.1 Billion: We increased our net cash position by $5.1 billion during 2005 and ended the year with a record net cash position of $10.5 billion.
What drove the $2.4 billion increase in earnings from continuing operations?
      The key contributors to the substantial increase in earnings from continuing operations were:

•	Gross Margin: A $1.4 billion increase in gross margin, primarily driven by the 18% increases in net sales.

•	Recognized Gains on Sales of Investments and Businesses: A $1.4 billion increase in gains recognized on our equity investments, primarily due to a $1.3 billion net gain recognized when we received cash and shares of Sprint Nextel Corporation in exchange for our shares of Nextel Communications, Inc. (“Nextel”) when Sprint Corporation and Nextel completed their merger in August 2005.

•	Other Income: A $554 million increase in other income, primarily due to $500 million received for the settlement of financial and legal claims against Telsim.

•	Net Interest Income: A $270 million improvement in net interest income, primarily due to significantly lower levels of total debt in 2005 compared to 2004 and an increase in interest income due to higher average cash, cash equivalents and Sigma Funds at higher interest rates.
What were the financial highlights for our four operating segments in 2005?

•	In Mobile Devices: Net sales increased by $4.3 billion, or 25%, to $21.5 billion and operating earnings increased by 27% to $2.2 billion. We shipped 146 million handsets in 2005, up 40% from 2004 and solidified our position as the second largest worldwide supplier of wireless handsets with an estimated 17% global market share. The increase in unit shipments was attributed to an increase in the size of the total market and a gain in the segment’s market share. The gain in market share reflected strong demand for GSM handsets and consumers’ desire for the segment’s compelling products that combine innovative style leading technology. The segment had increased net sales in all regions of the world as a result of an improved product portfolio, strong market growth in emerging markets, and high replacement sales in more mature markets. Average selling price (“ASP”) decreased approximately 10% compared to 2004, driven primarily by a higher percentage of lower-tier, lower-priced handsets in the overall sales mix.

•	In Government and Enterprise Mobility Solutions: Net sales increased $369 million, or 6%, to $6.6 billion and operating earnings increased by 5% to $882, primarily due to increased sales to the segment’s government and enterprise markets, partially offset by a decrease in sales to the automotive electronics market, reflecting weak automobile industry conditions. The increase in net sales in the government market was driven by customer spending on enhanced mission-critical communications and the continued focus on homeland security initiatives. The increase in net sales in the enterprise market reflects enterprise customers’ demand for business-critical communications. The overall increase in net sales reflects net sales growth in the Americas and Asia.

•	In Networks: Net sales increased $306 million, or 5%, to $6.3 billion and operating earnings increased by 38% to $990 million, primarily driven by increased customer purchases of cellular infrastructure equipment, as well as increased sales of wireless broadband systems and embedded computing communications systems. On a geographic basis, net sales increased in the Europe, Middle East and Africa region (“EMEA”) and North America, which offset lower sales in Asia and Latin America. The segment’s 5% increase in net sales was reflective of the overall sales growth in the industry, yet resulted in a slight loss of market share for the segment. The 38% increase in operating earnings was primarily related to an increase in gross margin, which was due to: (i) the 5% increase in net sales, and (ii) improvements in cost structure.

*	Net Cash = Cash and cash equivalents + Sigma Funds + Short-term investments - Notes payable and current portion of long-term debt - Long-term Debt

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	In Connected Home Solutions: Net sales increased $551 million, or 25%, to $2.8 billion and operating earnings increased by 27% to $185 million, primarily driven by increases in both ASP and unit shipments of digital set-top boxes. The segment experienced an increase in net sales in the North America, Latin America and Asia regions, which was partially offset by a slight decrease in net sales in the EMEA region. Net sales of digital set-top boxes increased 34%, driven by a product-mix shift towards higher-end products, particularly HD/ DVR set-top boxes. The segment continued to be the worldwide leader in market share for digital cable set-top boxes. Net sales of cable modems increased 9%, primarily due to an increase in cable modem unit shipments, which was partially offset by the decline in ASP for cable modems. The segment retained its leading worldwide market share in cable modems.
What were our other major accomplishments in 2005?
      In 2005, we were focused first and foremost on increasing profitable sales and growing market share. We realigned our structure to better enable our vision of seamless mobility, now serving our customers through four business units: Mobile Devices, Government and Enterprise Mobility Solutions, Networks and Connected Home Solutions.

•	Mobile Devices: During 2005, Motorola expanded its global market share in mobile handsets to 17%. The Company is a strong, profitable and growing #2. For example, during the year, Motorola grew unit shipments faster than the market and faster than all competitors. Motorola ended 2005 as the market-share leader in North America and Latin America, as the clear #2 in Europe, as the new #2 in North Asia, and as the rapidly growing #3 in the world’s high-growth markets. In India, the Company announced a new distribution partnership with Bharti to expand and extend Motorola’s reach to consumers. Around the world, Motorola is driving profitable and sustainable growth through a strategy that focuses on design and the “re-invention” of each of the six primary handset form factors: clamshell, candy bar, PDA, QWERTY, slider and rotator.

Motorola launched this strategy at the end of 2004 with MOTORAZR, using the innovative clamshell design to strengthen the brand, and transformed 2005 into the “Year of the RAZR”. RAZR is available worldwide across the leading mobile-interface technologies: GSM, GPRS, UMTS, CDMA 1X, EV-DO and Dual-Mode UMA. Additionally, Motorola built consumer excitement and demand for MOTORAZR with an expanding series of highly sought after fashionable colors from silver to black, blue, three shades of pink and the exclusive Dolce & Gabbana gold edition. Since its launch, Motorola has sold more than 23 million RAZRs.

Motorola expanded the ultra-thin platform in 2005 to include an additional clamshell — the fashionable Motorola PEBL U6 and the game-changing candy-bar design known as SLVR. In addition to great design, Motorola is delivering compelling mobile experiences from mobile music and mobile imaging to mobile search and hands-free/wire-free seamless mobility. For example, during 2005, Motorola launched “mobile music 1.0” with Motorola ROKR E1 — the world’s first iTunes-enabled mobile handset. The Company also created a new category of wireless wearables — joining forces with brands such as Burton for a Bluetooth-enabled, mobile music winter-sports jacket and with Oakley to create a new category of wireless, Bluetooth-enabled eyewear with MOTORAZR sunglasses.

Additionally, Motorola is expanding to markets that have previously been underserved. In February 2005, the GSM Association (“GSMA”) named Motorola as its partner in the GSMA’s drive to “Connect the Unconnected” with the Emerging Market Handset program. The program focuses on enabling economic and social development by providing affordable, high-quality access to mobile communications in such markets as India, the Philippines, Indonesia and Africa. By the end of 2006, Motorola and the GSMA expect to have connected more than 20 million people for whom wireless communications had previously been only an unaffordable and unattainable dream.

•	Government and Enterprise Mobility Solutions: The Government and Enterprise Mobility Solutions business once again delivered solid results in 2005, solidifying its leadership in the markets it serves. Motorola remains the market leader in embedded telematics systems and is #1 in mission-critical wireless communications systems and two-way radio systems. In 2005, we introduced our first entry into the commercial, off-the-shelf rugged handheld mobile computing market.

•	Networks: At our Networks business, Motorola maintained momentum in 2005 by delivering outstanding technologies and services for wireless and wireline carriers. The Networks business deployed push-to-

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

talk over cellular (“PoC”) technology for 44 wireless carriers in 33 countries and territories in 2005. Based on IMS technology, Motorola’s PoC solution lays the foundation for further “Push-To” applications. Networks also introduced its MOTOwi4 product portfolio for unlicensed spectrum and WiMAX broadband solutions — designed to meet the different needs of operators for lower-cost delivery of data rich multimedia applications and services.

•	Connected Home Solutions: The Connected Home Solutions business is the world’s leading provider of digital video set-top boxes and cable modems. In 2005, Motorola shipped its 40 millionth digital video set-top box and its 30 millionth cable modem, both significant milestones. We shipped over 6.4 million set-top boxes in the year, almost half of which were high-definition TV (“HDTV”) capable, and 9 million cable modems, of which 1.6 million were voice-over-IP (“VoIP”) capable.

Motorola also entered into joint ventures with Comcast for the development and licensing of next-generation conditional access technologies. We began implementing a multi-year contract to build Verizon’s digital video network infrastructure and provide advanced consumer products, including the first digital set-top boxes to incorporate home media networking. We were named a set-top box supplier for AT&T’s IPTV deployment, our digital video delivery platform was selected by VTR in Chile for the launch of digital cable services, and we launched a digital terrestrial television (“DTT”) set-top box for use in Europe.
      During 2005, Motorola was awarded the National Medal of Technology for its outstanding contributions to America’s technological innovation and competitiveness over its more than 75-year history. The National Medal of Technology, established in 1980 by an act of Congress, is the highest honor awarded by the President to America’s leading innovators. The award recognizes that since its founding in 1928, Motorola has stood on the cutting edge of innovation in areas such as two-way radios, cellular communication, paging, space flight communication, semiconductors and integrated, digital enhanced networks. As a result, the Company has helped establish entirely new industries and driven the phenomenal growth of mobile communications.
Looking Forward
      In 2006, we will build upon our 2005 achievements with our continued commitment to quality and our unrelenting focus on innovation. We will continue to pursue profitable market share growth across all our businesses.
      We are focused on our seamless mobility strategy. Seamless mobility recognizes that the boundaries between work, home, entertainment and leisure continue to dissolve. As we move between different environments, devices and networks, seamless mobility will deliver fluid experiences across the home, vehicle, office and beyond. Motorola is a thought leader on digital convergence.
      As we develop seamless mobility, we remain committed to delivering compelling products in all our businesses. We will continue to build on the success of the MOTORAZR with ultra thin products, including the introduction of the QWERTY design known as the Q, in 2006. We will continue to invest in next-generation, mission-critical data, video and security, and mesh technology to enable us to offer the most compelling products to public-safety agencies and other government customers. We will continue to build our enterprise business by offering products that enable the mobile enterprise. We will continue to develop and offer next-generation infrastructure networks that enable the mobile Internet and lead us to a seamless world.
      2006 will not be without challenges. We conduct our business in highly-competitive markets, facing new and established competitors. We also face technological and other industry challenges in developing seamless mobility products. Full digital convergence will require technological advancements and significant investment in research and development. The research and development of new, technologically advanced product is a complex process requiring high levels of innovations, as well as accurate anticipation of technological and market trends. During the year, we will continue to focus on improving the quality of our products and on enhancing our supply chain to ensure that we can meet customer demand and improve efficiency. However, we believe that despite these challenges, our seamless mobility strategy and our compelling products will result in a successful 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Years Ended December 31
(Dollars in millions, except per share
amounts)	2005	% of sales	2004	% of sales	2003	% of sales

Net sales	$36,843		$31,323		$23,155
Costs of sales	25,066	68.0%	20,969	66.9%	15,652	67.6%

Gross margin	11,777	32.0%	10,354	33.1%	7,503	32.4%
Selling, general and administrative expenses	3,859	10.5%	3,714	11.9%	3,285	14.1%
Research and development expenditures	3,680	10.0%	3,412	10.9%	2,979	12.9%
Other charges(income)	(458)	(1.2)%	96	0.3%	(34)	(0.1)%

Operating earnings	4,696	12.7%	3,132	10.0%	1,273	5.5%
Other income (expense):
Interest income (expense), net	71	0.2%	(199)	(0.6)%	(294)	(1.3)%
Gains on sales of investments and businesses, net	1,861	5.1%	460	1.5%	539	2.3%
Other	(108)	(0.3)%	(141)	(0.5)%	(142)	(0.6)%

Earnings from continuing operations before income taxes	6,520	17.7%	3,252	10.4%	1,376	5.9%
Income tax expense	1,921	5.2%	1,061	3.4%	448	1.9%

Earnings from continuing operations	4,599	12.5%	2,191	7.0%	928	4.0%
Loss from discontinued operations, net of tax	(21)	(0.1)%	(659)	(2.1)%	(35)	(0.1)%

Net earnings	$4,578	12.4%	$1,532	4.9%	$893	3.9%

Earnings (loss) per diluted common share:
Continuing operations	$1.82		$0.90		$0.39
Discontinued operations	(0.01)		(0.26)		(0.01)

	$1.81		$0.64		$0.38

      Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2005, 2004 and 2003 are as follows:
Geographic Market Sales by Locale of End Customer

	2005	2004	2003

United States	46%	47%	56%
Europe	19%	19%	13%
Latin America	10%	9%	8%
Asia, excluding China	9%	10%	10%
China	8%	10%	9%
Other Markets	8%	5%	4%

	100%	100%	100%

Results of Operations— 2005 Compared to 2004
Net Sales
      Net sales were $36.8 billion in 2005, up 18% from $31.3 billion in 2004. Net sales increased in all four of the Company’s segments in 2005 compared to 2004. The overall increase in net sales reflected: (i) a $4.3 billion increase in net sales by the Mobile Devices segment, driven by a 40% increase in unit shipments, reflecting strong demand for GSM handsets and consumers’ desire for the segment’s compelling products that combine innovative style and leading technology, (ii) a $551 million increase in net sales by the Connected Home Solutions segment, primarily driven by increases in both average selling price (“ASP”) and unit shipments of digital set-top boxes, (iii) a $369 million increase in net sales by the Government and Enterprise Mobility Solutions segment, reflecting increased sales to the segment’s government and enterprise markets, partially offset by a decrease in sales to the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

automotive electronics market, and (iv) a $306 million increase in net sales by the Networks segment, driven by increased customer purchases of cellular infrastructure equipment, as well as increased sales of wireless broadband systems and embedded computing communications systems.
Gross Margin
      Gross margin was $11.8 billion, or 32.0% of net sales, in 2005, compared to $10.4 billion, or 33.1% of net sales, in 2004. Two of the Company’s four operating segments had a decrease in gross margin as a percentage of net sales: (i) Mobile Devices, primarily due to a higher percentage of lower-tier, lower-priced, lower margin handsets in the overall sales mix and a charge for past use of Kodak intellectual property, and (ii) Connected Home Solutions, primarily due to increased sales of high-definition digital video recording (“HD/DVR”) products, which carry lower margins. These changes in gross margin percentage were partially offset by increased gross margin as a percentage of net sales by Networks, primarily due to the increase in net sales and cost savings from improvements in supply-chain management. Gross margin as a percentage of net sales was relatively flat in 2005 compared to 2004 for the Government and Enterprise Mobility Solutions segment.
      The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in 2005 compared to 2004 can be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices and Connected Home Solutions segments, two segments that generate lower gross margins than the overall Company average.
Selling, General and Administrative Expenses
      Selling, general and administrative (“SG&A”) expenditures increased 4% to $3.9 billion, or 10.5% of net sales, in 2005, compared to $3.7 billion, or 11.9% of net sales, in 2004. All four of the Company’s segments had increased SG&A expenditures in 2005 compared to 2004. These increases in SG&A for the segments were offset by a decrease in SG&A expenditures related to corporate functions. The increase in SG&A expenditures in 2005 compared to 2004 was due to: (i) increased advertising and promotional expenditures in Mobile Devices to support higher sales and promote brand awareness, (ii) increased selling and sales support expenditures in all four operating segments, driven by the increase in sales commissions resulting from the increase in net sales, and (iii) increased marketing expenditures in three of the four of the segments. SG&A expenditures as a percentage of net sales decreased in two of the four segments.
Research and Development Expenditures
      Research and development (“R&D”) expenditures increased 8% to $3.7 billion, or 10.0% of net sales, in 2005, compared to $3.4 billion, or 10.9% of net sales, in 2004. All four of the Company’s segments had increased R&D expenditures in 2005 compared to 2004, although R&D expenditures as percentage of net sales decreased in three of the four segments. The increase in R&D expenditures was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies across all segments.
Other Charges (Income)
      The Company recorded net Other income of $458 million in Other charges (income) in 2005, compared to net charges of $96 million in 2004. The net other income of $458 million in 2005 primarily consisted of $500 million in income from the settlement of financial and legal claims against Telsim. This item was partially offset by a $66 million net charge for reorganization of businesses. The reorganization of businesses costs are discussed in further detail in the “Reorganization of Businesses” section below.
      The net charges of $96 million in 2004 primarily consisted of: (i) a $125 million charge for goodwill impairment, related to the sensor business that was divested in 2005, and (ii) $34 million of charges for in-process research and development. These items were partially offset by: (i) $44 million in income from the reversal of financing receivable reserves due to the partial collection of the previously-uncollected receivable from Telsim, and (ii) $15 million in net reorganization of businesses reversals for reserves no longer needed. The reorganization of businesses costs are discussed in further detail in the “Reorganization of Businesses” section below.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (Expense)
      Net interest income was $71 million in 2005, compared to net interest expense of $199 million in 2004. The Company generated net interest income in 2005 and the Company currently expects to have net interest income in 2006 as well. Net interest income in 2005 included interest income of $396 million, partially offset by interest expense of $325 million. Net interest expense in 2004 included interest expense of $353 million, partially offset by interest income of $154 million. The increase in net interest income in 2005 compared to 2004 reflects: (i) an increase in interest income due primarily to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates, and (ii) the significantly lower levels of total debt in 2005 compared to 2004.
Gains on Sales of Investments and Businesses
      Gains on sales of investments and businesses were $1.9 billion in 2005, compared to $460 million in 2004. The 2005 net gains were primarily: (i) a $1.3 billion net gain recognized when the Company received 69.3 million shares of Sprint Nextel Corporation (“Sprint Nextel”), as well as $46 million in cash, in exchange for the Company’s shares of Nextel Communications, Inc. (“Nextel”) when Sprint Corporation and Nextel completed their merger in August 2005, and (ii) a $609 million net gain recognized on the sale of a portion of the Company’s shares in Nextel during the first half of 2005. These gains were partially offset by a net loss of $70 million on the sale of a portion of the Company’s shares in Sprint Nextel in the fourth quarter of 2005.
      The 2004 net gains were primarily: (i) a $130 million gain on the sale of the Company’s remaining shares in Broadcom Corporation, (ii) a $122 million gain on the sale of a portion of the Company’s shares in Nextel, (iii) an $82 million gain on the sale of a portion of the Company’s shares in Telus Corporation, and (iv) a $68 million gain on the sale of a portion of the Company’s shares in Nextel Partners, Inc. (“Nextel Partners”)
Other
      Charges classified as Other, as presented in Other income (expense), were $108 million in 2005, compared to $141 million in 2004. The $108 million of net charges in 2005 primarily were (i) $137 million of debt retirement costs, (ii) foreign currency losses of $38 million, and (iii) $25 million of investment impairment charges. These items were partially offset by: (i) $51 million in income recognized in connection with a derivative relating to a portion of the Company’s investment in Sprint Nextel, and (ii) $30 million in income from the repayment of a previously-reserved loan related to Iridium.
      The $141 million of net charges in 2004 primarily were: (i) charges of $81 million for costs related to the redemption of debt, (ii) foreign currency losses of $44 million, and (iii) $36 million of investment impairment charges.
Effective Tax Rate
      The effective tax rate was 29% in 2005, representing a $1.9 billion net tax expense, compared to a 33% effective tax rate in 2004, representing a $1.1 billion net tax expense. The 2005 tax rate reflects a $265 million net tax benefit related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004 and an $81 million net tax benefit on the stock sale of a sensor business that was divested in 2005.
      The 2004 effective tax rate reflects a $241 million benefit from the reversal of previously-accrued income taxes as the result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits, offset by nondeductible charges of $125 million for goodwill impairment related to a sensor business that was divested in 2005 and $31 million for in-process research and development (“IPR&D”) charges related to acquisitions.
Earnings from Continuing Operations
      The Company had earnings from continuing operations before income taxes of $6.5 billion in 2005, compared to earnings from continuing operations before income taxes of $3.3 billion in 2004. After taxes, the Company had earnings from continuing operations of $4.6 billion, or $1.82 per diluted share from continuing operations, in 2005, compared to earnings from continuing operations of $2.2 billion, or $0.90 per diluted share from continuing operations, in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The $3.3 billion increase in earnings from continuing operations before income taxes is primarily attributed to: (i) a $1.4 billion increase in gains on sales of investments and businesses, due primarily to a $1.3 billion net gain recognized by the Company when it received cash and shares of Sprint Nextel in exchange for its shares of Nextel when Sprint and Nextel completed their merger in August 2005, (ii) a $1.4 billion increase in gross margin, primarily due to the $5.5 billion increase in total net sales, (iii) a $554 million increase in income classified as Other, primarily due to $500 million received from the settlement of financial and legal claims against Telsim, (iv) a $270 million increase in net interest income, driven primarily by the reduction in total debt and increased interest income due to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates, and (v) a $33 million decrease in Other Charges. These improvements in earnings were partially offset by: (i) a $268 million increase in R&D expenditures, due primarily to an increase in developmental engineering expenditures as a result of additional investment in new product development and increased investment in new technologies across all segments, and (ii) a $145 million increase in SG&A expenditures.
Results of Operations— 2004 Compared to 2003
Net Sales
      Net sales were $31.3 billion in 2004, up 35% from $23.2 billion in 2003. Net sales increased in all four segments in 2004 compared to 2003. The overall increase in net sales was primarily related to: (i) a $5.9 billion increase in net sales by the Mobile Devices segment, primarily driven by a 39% increase in unit shipments, reflecting strong consumer demand for new products, partially offset by a 15% decrease in ASP, (ii) a $1.2 billion increase in net sales by the Networks segment, driven by a continued increase in spending by the segment’s wireless service provider customers and reflecting sales growth in all technologies and regions, (iii) a $660 million increase in net sales by the Government and Enterprise Mobility Solutions segment, reflecting increased spending by customers in the segment’s government, enterprise and automotive markets, and (iv) a $469 million increase in net sales by the Connected Home Solutions segment, primarily due to increased purchases of digital cable set-top boxes by cable operators and an increase in ASP for digital set-top boxes due to a mix shift towards higher-end products.
Gross Margin
      Gross margin was $10.4 billion, or 33.1% of net sales, in 2004, compared to $7.5 billion, or 32.4% of net sales, in 2003. All four segments had increased gross margin compared to 2004. Three of the four segments had a higher gross margin as a percentage of net sales, including: (i) Mobile Devices, primarily due to the increase in net sales and cost savings from ongoing cost-reduction activities and improvements in supply-chain management, (ii) Networks, primarily due to the increase in net sales and cost savings from improvements in supply-chain management, and (iii) Government and Enterprise Mobility Solutions, primarily due to the increase in net sales, cost savings from supply-chain efficiencies and overall cost structure improvements. These improvements in gross margin percentage were partially offset by a decrease in gross margin as a percentage of net sales in Connected Home Solutions, primarily due to higher sales of new, higher-tier products carrying lower initial margins.
Selling, General and Administrative Expenses
      SG&A expenditures increased 13% to $3.7 billion, or 11.9% of net sales, in 2004, compared to $3.3 billion, or 14.2% of net sales, in 2003. Three of the Company’s four segments had increased SG&A expenditures in 2004 compared to 2003, although SG&A expenditures as percentage of net sales decreased in all four segments. The increase in SG&A expenditures in 2004 compared to 2003 was due to: (i) increased advertising and promotional expenditures in Mobile Devices to support higher sales and promote brand awareness, (ii) increased selling and sales support expenditures in three of the four segments, driven by the increase in sales commissions resulting from the increase in net sales, and (iii) increased marketing expenditures in all four segments.
Research and Development Expenditures
      R&D expenditures increased 15% to $3.4 billion, or 10.9% of net sales, in 2004, compared to $3.0 billion, or 12.9% of net sales, in 2003. All four of the Company’s segments had increased R&D expenditures in 2004 compared to 2003, although R&D expenditures as a percentage of net sales decreased in three of the four segments. The increase in R&D expenditures was primarily due to increased expenditures by: (i) Mobile Devices, reflecting an increase in developmental engineering expenditures due to additional investment in new product

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

development, and (ii) Government and Enterprise Mobility Solutions driven by increased investment in new technologies.
Other Charges (Income)
      The Company recorded net charges of $96 million in Other charges (income) in 2004, compared to net other income of $34 million in 2003. The net charges of $96 million in 2004 primarily consisted of: (i) a $125 million charge for goodwill impairment, related to the sensor business that was divested in 2005, and (ii) $34 million of charges for IPR&D related to the acquisitions of MeshNetworks, Inc., CRISNET, Inc., Quantum Bridge and Force Computers. These items were partially offset by: (i) $44 million in income from the reversal of financing receivable reserves due to the partial collection of the previously-uncollected receivable from Telsim, and (ii) $15 million in net reorganization of businesses reversals for reserves no longer needed. The reorganization of businesses costs are discussed in further detail in the “Reorganization of Businesses” section below.
      The net other income of $34 million in 2003 primarily consisted of: (i) $69 million in income from the reversal of accruals no longer needed due to a settlement with the Company’s insurer on items related to previous environmental claims, (ii) $59 million in income due to the reassessment of remaining reserve requirements as a result of a litigation settlement agreement with The Chase Manhattan Bank regarding Iridium, and (iii) $41 million in income from the sale of Iridium-related assets that were previously written down. These items were partially offset by: (i) a $73 million impairment charge relating to goodwill, (ii) $32 million of IPR&D charges, and (iii) a $23 million net charge for reorganization of businesses. The reorganization of businesses costs are discussed in further detail in the “Reorganization of Businesses” section below.
Net Interest Expense
      Net interest expense was $199 million in 2004, compared to $294 million in 2003. Net interest expense in 2004 included interest expense of $353 million, partially offset by interest income of $154 million. Net interest expense in 2003 included interest expense of $423 million, partially offset by interest income of $129 million. The decrease in net interest expense in 2004 compared to 2003 reflects: (i) a reduction in total debt during 2004, (ii) benefits derived from fixed-to-floating interest rate swaps, and (iii) an increase in interest income due to higher average cash, cash equivalents and Sigma Funds balances.
Gains on Sales of Investments and Businesses
      Gains on sales of investments and businesses were $460 million in 2004, compared to $539 million in 2003. The 2004 net gains were primarily: (i) a $130 million gain on the sale of the Company’s remaining shares in Broadcom Corporation, (ii) a $122 million gain on the sale of a portion of the Company’s shares in Nextel, (iii) an $82 million gain on the sale of a portion of the Company’s shares in Telus Corporation, and (iv) a $68 million gain on the sale of a portion of the Company’s shares in Nextel Partners.
      The 2003 net gains were primarily: (i) a $255 million gain on the sale of a portion of the Company’s shares in Nextel, (ii) an $80 million gain on the sale of the Company’s shares in Symbian Limited, (iii) a $65 million gain on the sale of the Company’s shares in UAB Omnitel of Lithuania, and (iv) a $61 million gain on the sale of a portion of the Company’s shares in Nextel Partners.
Other
      Charges classified as Other, as presented in Other income (expense), were $141 million in 2004, compared to $142 million in 2003. The $141 million of charges in 2004 primarily were: (i) charges of $81 million for costs related to the redemption of debt, (ii) foreign currency losses of $44 million, and (iii) $36 million of investment impairment charges.
      The $142 million of charges in 2003 primarily related to: (i) $96 million of investment impairment charges, and (ii) foreign currency losses of $73 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective Tax Rate
      The effective tax rate was 33% in both 2004 and 2003, representing net tax expense of $1.1 billion and $448 million, in 2004 and 2003, respectively. The 2004 effective tax rate reflects a $241 million benefit from the reversal of previously-accrued income taxes as the result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits. The 2004 effective tax rate also reflects non-deductible charges of $125 million for goodwill impairment related to the sensor business that was divested in 2005 and $31 million for IPR&D charges related to acquisitions.
      The 2003 effective tax rate reflected a $61 million benefit from the reversal of previously-accrued income taxes as the result of settlements reached with taxing authorities and $32 million of IPR&D charges related to acquisitions in 2003.
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
      The $1.9 billion increase in earnings from continuing operations before income taxes is primarily attributed to: (i) a $2.9 billion increase in gross margin, primarily due to the $8.2 billion increase in total net sales, as well as cost savings from improved supply-chain execution, overall cost structure improvements and ongoing cost reduction activities, and (ii) a $95 million decrease in net interest expense, driven primarily by the reduction in total debt in 2004. These improvements in earnings were partially offset by: (i) a $429 million increase in SG&A expenditures, primarily driven by increases in: (a) sales commissions resulting from the increase in net sales, (b) advertising and promotions expenditures in Mobile Devices, and (c) marketing expenditures, (ii) a $433 million increase in R&D expenditures, due primarily to an increase in developmental engineering expenditures in Mobile Devices due to additional investment in new product development, and increased investment in new technologies by Government and Enterprise Mobility Solutions, (iii) a $130 million increase in Other charges, primarily due to charges of $125 million for the impairment of goodwill related to the sensor business that was divested in 2005 and $34 million in IPR&D charges related to 2004 acquisitions, and (iv) a $79 million decrease in gains on sales of investments and businesses.
Reorganization of Businesses
      The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and, therefore, such benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.
      The Company realized cost-saving benefits of approximately $34 million in 2005 from the plans that were initiated during 2005, representing $16 million of savings in Costs of sales, $7 million of savings in research and development (“R&D”) expenditures, and $11 million of savings in Selling, general and administrative (“SG&A”) expenditures. Beyond 2005, the Company expects the reorganization plans initiated during 2005 to provide annualized cost savings of approximately $172 million, representing $97 million of savings in Cost of sales, $27 million of savings in R&D expenditures, and $48 million of savings in SG&A expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2005 Charges
      During the year ended December 31, 2005, the Company initiated various productivity improvement plans aimed principally at improving manufacturing and distribution efficiencies and reducing costs in its integrated supply-chain organization, as well as reducing other operating expenses. The Company recorded net reorganization of business charges of $106 million, including $40 million of charges in Costs of sales and $66 million of charges under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $106 million are charges of $102 million for employee separation costs, $15 million for fixed asset adjustments and $5 million for exit costs, partially offset by $16 million of reversals for accruals no longer needed. Total employees impacted by these actions are 2,625.
      The following table displays the net reorganization of business charges by segment:

Year Ended
December 31,
Segment	2005

Mobile Devices	$27
Government and Enterprise Mobility Solutions	64
Networks	3
Connected Home Solutions	4

98
General Corporate	8

$106

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2005 to December 31, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	December 31,
	2005	Charges	Adjustments	Used	2005

Exit costs—lease terminations	$84	$5	$(7)	$(27)	$55
Employee separation costs	46	102	(16)	(79)	53

	$130	$107	$(23)	$(106)	$108

(1)	Includes translation adjustments.
Exit Costs— Lease Terminations
      At January 1, 2005, the Company had an accrual of $84 million for exit costs attributable to lease terminations. The 2005 additional charges of $5 million were primarily related to a lease cancellation by the Government and Enterprise Mobility Solutions segment. The 2005 adjustments of $7 million represent reversals of $1 million for accruals no longer needed and $6 million of translation adjustments. The $27 million used in 2005 reflects cash payments to lessors. The remaining accrual of $55 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2005, represents future cash payments for lease termination obligations.
Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $46 million for employee separation costs, representing the severance costs for approximately 500 employees, of which 50 were direct employees and 450 were indirect employees. The 2005 additional charges of $102 million represent costs for an additional 2,625 employees, of which 1,350 were direct employees and 1,275 were indirect employees. The adjustments of $16 million represent reversals of accruals no longer needed.
      During 2005, approximately 1,500 employees, of which 300 were direct employees and 1,200 were indirect employees, were separated from the Company. The $79 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $53 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheet at December 31, 2005, is expected to be paid to approximately 1,600 employees to be separated in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2004 Charges
      During the year ended December 31, 2004, the Company recorded net reorganization of business reversals of $12 million, including $3 million of charges in Costs of sales and $15 million of reversals under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $12 million are charges of $59 million for employee separation costs and $5 million for fixed asset adjustment income, partially offset by $66 million of reversals for accruals no longer needed. Total employees impacted by these actions were approximately 900.
      The following table displays the net reorganization of business charges by segment for employee separation and exit cost reserves:

Year Ended
December 31,
Segment	2004

Mobile Devices	$(27)
Government and Enterprise Mobility Solutions	9
Networks	—
Connected Home Solutions	(4)

(22)
General Corporate	15

$(7)

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2004 to December 31, 2004:

	Accruals at	2004			Accruals at
	January 1,	Additional	2004(1)	2004 Amount	December 31,
	2004	Charges	Adjustments	Used	2004

Exit costs—lease terminations	$143	$—	$(21)	$(38)	$84
Employee separation costs	116	59	(34)	(95)	46

	$259	$59	$(55)	$(133)	$130

(1)	Includes translation adjustments.
Exit Costs— Lease Terminations
      At January 1, 2004, the Company had an accrual of $143 million for exit costs attributable to lease terminations. The 2004 adjustments of $21 million represent reversals of $32 million for accruals no longer needed, partially offset by an $11 million translation adjustment. The $38 million used in 2004 reflects cash payments to lessors. The remaining accrual of $84 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2004, represents future cash payments for lease termination obligations.
Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees, of which 1,000 were direct employees and 1,100 were indirect employees. The 2004 additional charges of $59 million represented the severance costs for approximately 900 employees, of which 100 were direct employees and 800 were indirect employees. The adjustments of $34 million represent reversals of accruals no longer needed.
      During 2004, approximately 2,500 employees, of which 1,000 were direct employees and 1,500 were indirect employees, were separated from the Company. The $95 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $46 million, was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003 Charges
      During the year ended December 31, 2003, the Company recorded net reorganization of business charges of $39 million, including $16 million of charges in Costs of sales and $23 million of charges under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $39 million are charges of $212 million, partially offset by $173 million of reversals for accruals no longer needed. The charges primarily consisted of: (i) $85 million in the Mobile Devices segment, primarily related to the exit of certain manufacturing activities in Flensburg, Germany and the closure of an engineering center in Boynton Beach, Florida, (ii) $50 million in the Government and Enterprise Mobility Solutions segment for segment-wide employee separation costs, and (iii) $39 million in General Corporate, primarily for the impairment of assets classified as held-for-sale and employee separation costs. The $212 million of charges were partially offset by reversals of previous accruals of $173 million, consisting of: (i) $125 million relating to unused accruals of previously-expected employee separation costs across all segments, (ii) $28 million, primarily for assets that the Company intended to use that were previously classified as held-for-sale, and (iii) $20 million for exit cost accruals no longer required across all segments.
      The following table displays the net reorganization of business charges by segment:

Year Ended
December 31,
Segment	2003

Mobile Devices	$51
Government and Enterprise Mobility Solutions	32
Networks	(40)
Connected Home Solutions	(7)
Other Products	4

40
General Corporate	(1)

$39

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2003 to December 31, 2003:

	Accruals at	2003			Accruals at
	January 1,	Additional	2003(1)	2003 Amount	December 31,
	2003	Charges	Adjustments	Used	2003

Exit costs — lease terminations	$209	$11	$(20)	$(57)	$143
Employee separation costs	336	163	(125)	(258)	116

	$545	$174	$(145)	$(315)	$259

(1)	Includes translation adjustments.
Exit Costs— Lease Terminations
      At January 1, 2003, the Company had an accrual of $209 million for exit costs attributable to lease terminations. The 2003 additional charges of $11 million were primarily related to the exit of certain manufacturing activities in Germany by the Mobile Devices segment. The 2003 adjustments of $20 million represent reversals for accruals no longer needed. The $57 million used in 2003 reflects cash payments to lessors. The remaining accrual of $143 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2003, represents future cash payments for lease termination obligations.
Employee Separation Costs
      At January 1, 2003, the Company had an accrual of $336 million for employee separation costs, representing the severance costs for approximately 5,700 employees, of which 2,000 were direct employees and 3,700 were indirect employees. The 2003 additional charges of $163 million represented the severance costs for approximately 3,200 employees, of which 1,200 were direct employees and 2,000 were indirect employees. The adjustments of $125 million represent the severance costs for approximately 1,600 employees previously identified for separation

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.
      During 2003, approximately 5,200 employees, of which 2,000 were direct employees and 3,200 were indirect employees, were separated from the Company. The $258 million used in 2003 reflects $254 million of cash payments to these separated employees and $4 million of non-cash utilization. The remaining accrual of $116 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2003.
Liquidity and Capital Resources
       As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.
Cash and Cash Equivalents
      During 2005, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) increased by $928 million to $3.8 billion at December 31, 2005, compared to $2.8 billion at December 31, 2004. At December 31, 2005, $169 million of this amount was held in the U.S. and $3.6 billion was held by the Company or its subsidiaries in other countries.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provided for a special one-time tax incentive for U.S. multinationals to repatriate accumulated earnings from their foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. During 2005, the Company repatriated approximately $4.6 billion of accumulated foreign earnings and recorded an associated net income tax benefit of $265 million. The net income tax benefit included a $303 million tax benefit relating to the repatriation under the Act, offset by a $38 million tax charge for the reassessment of the Company’s cash position and related tax liability associated with the remaining foreign undistributed earnings. Repatriation of additional funds held outside the U.S. could be subject to delay and could have potential adverse tax consequences.
      Reclassification of Sigma Funds: The Company and its wholly-owned subsidiaries invest most of their excess cash in two funds (the “Sigma Funds”), which are funds similar to a money market fund. Until the first quarter of 2005, the Sigma Funds marketable securities balances were classified together with other money-market type cash investments as cash and cash equivalents. In the first quarter of 2005, to provide enhanced disclosure, the Company reclassified the Sigma Funds investments out of cash and cash equivalents and into a separate statement line entitled Sigma Funds as described below in “Investing Activities.” The Sigma Funds balance was $10.9 billion at December 31, 2005, compared to $7.7 billion at December 31, 2004. At December 31, 2005, $8.7 billion of the Sigma Funds investments were held in the U.S. and $2.2 billion were held by the Company or its subsidiaries in other countries.
Operating Activities
      The Company has generated positive cash flow from continuing operations in each of the last 5 years. The cash provided by operating activities from continuing operations in 2005 was $4.6 billion, compared to $3.1 billion in 2004 and $2.0 billion in 2003. The primary contributors to cash flow from operations in 2005 were: (i) earnings from continuing operations (adjusted for non-cash items) of $4.6 billion, of which $500 million was received for the settlement of financial and legal claims against Telsim, (ii) a $2.3 billion increase in accounts payable and accrued liabilities and (iii) a $23 million decrease in inventories. These positive contributors to operating cash flow were partially offset by: (i) a $1.3 billion increase in accounts receivable, (ii) a $703 million increase in other current assets, and (iii) $371 million increase in other assets and other liabilities.
      Accounts Receivable: The Company’s net accounts receivable were $5.8 billion at December 31, 2005, compared to $4.5 billion at December 31, 2004. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 50 days at December 31, 2005, compared to 46 days at December 31, 2004. The Company’s businesses sell their products in a variety of markets throughout the world. Payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Inventory: The Company’s net inventory was $2.5 billion at both December 31, 2005 and December 31, 2004. The Company’s inventory turns increased to 11.3 at December 31, 2005, compared to 9.3 at December 31, 2004. Inventory turns were calculated using an annualized rolling three months of cost of sales method. The increase in overall inventory turns was driven by an increase in turns by Mobile Devices, primarily due to the significant growth in net sales and effective inventory management programs, and is evidence of benefits from the continued focus on inventory and supply-chain management processes throughout the Company. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.
      Reorganization of Businesses: The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with these plans were $106 million in 2005, as compared to $133 million in 2004. Of the $108 million reorganization of businesses accrual at December 31, 2005, $53 million relates to employee separation costs and is expected to be paid in 2006. The remaining $55 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.
      Benefit Plan Contributions: The Company contributed $370 million to its pension plans during 2005, compared to $652 million in 2004. The Company expects to make cash contributions of approximately $275 million to its U.S. pension plans and $44 million to its non-U.S. pension plans during 2006. The Company contributed $43 million to its retiree healthcare plan in 2005 and expects to contribute $45 million to this plan in 2006. Retirement-related benefits are further discussed below in the “Significant Accounting Policies— Retirement-Related Benefits” section.
Investing Activities
      The most significant components of the Company’s investing activities include: (i) proceeds from sales of investments and businesses, (ii) purchases of Sigma Funds investments, (iii) strategic acquisitions of, or investments in, other companies, and (iv) capital expenditures.
      Net cash used for investing activities from continuing operations was $2.4 billion in 2005, as compared to net cash used of $1.7 billion in 2004 and $6.1 billion in 2003. The $699 million increase in cash used for investing activities in 2005 compared to 2004 was due to: (i) a $1.6 billion increase in cash used for the purchase of Sigma Funds investments, (ii) an $89 million increase in capital expenditures, and (iii) a $35 million decrease in proceeds received from the disposition of property, plant and equipment, partially offset by: (i) an $875 million increase in proceeds from the sales of investments and businesses, (ii) a $164 million decrease in cash used for acquisitions and investments, and (iii) a $21 million increase in proceeds from the sale of short-term investments. The $6.1 billion in cash used for investing activities from continuing operations in 2003 was primarily due to the initial purchase of Sigma Funds investments.
      Sales of Investments and Businesses: The Company received $1.6 billion in proceeds from the sales of investments and businesses in 2005, compared to proceeds of $682 million in 2004 and $665 million in 2003. The $1.6 billion in proceeds in 2005 were primarily comprised of: (i) $679 million from the sale of a portion of the Company’s shares in Nextel Communications, Inc. (“Nextel”) during the first half of 2005, (ii) $391 million from the sale of a portion of the Company’s shares in Sprint Nextel Corporation during the fourth quarter of 2005, (iii) $232 million from the sale of a portion of the Company’s shares in Semiconductor Manufacturing International Corporation, and (iv) $96 million received in connection with the merger of Sprint Corporation and Nextel. The $682 million in proceeds generated in 2004 were primarily comprised of: (i) $216 million from the sale of the Company’s remaining shares in Broadcom Corporation, (ii) $141 million from the sale of a portion of the Company’s shares in Nextel, (iii) $117 million from the sale of a portion of the Company’s shares in Telus Corporation, and (iv) $77 million from the sale of a portion of the Company’s shares in Nextel Partners, Inc. (“Nextel Partners”).
      Sigma Funds: The Company and its wholly-owned subsidiaries invest most of their excess cash in two funds (the “Sigma Funds”), which are funds similar to a money market fund. The Company used $3.2 billion in net cash for the purchase of Sigma Funds investments in 2005, compared to $1.5 billion in net cash for the purchase of Sigma Funds investments in 2004. The Sigma Funds balance was $10.9 billion at December 31, 2005, compared to $7.7 billion at December 31, 2004.
      The Sigma Funds portfolios are managed by five major outside investment management firms and include investments in high quality (rated at least A/ A-1 by S&P or A2/ P-1 by Moody’s at purchase date), U.S. dollar-

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the funds must be 120 days or less with the actual average maturity of the investments being 74 days and 64 days at December 31, 2005 and December 31, 2004, respectively. Certain investments with maturities beyond one year have been classified as short-term based on their highly-liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
      Strategic Acquisitions and Investments: The Company used cash for acquisitions and new investment activities of $312 million in 2005, compared to cash used of $476 million in 2004 and $279 million in 2003. The largest components of the $312 million in 2005 expenditures were: (i) the acquisition of the remaining interest of MIRS Communications Israel LTD. by the Government and Enterprise Mobility Solutions segment, (ii) the acquisition of Wireless Valley Communications, Inc. by the Government and Enterprise Mobility Solutions segment, (iii) the acquisition of certain IP assets and R&D workforce from Sendo by the Mobile Devices segment, (iv) the acquisition of Ucentric Systems, Inc. by the Connected Home Solutions segment, and (v) the funding of joint ventures formed by Motorola and Comcast that will focus on developing the next-generation of conditional access technologies. The largest components of the $476 million in 2004 expenditures were: (i) $169 million for the acquisition of MeshNetworks, Inc., a leading developer of mobile mesh networking and position-location technologies by the Government and Enterprise Mobility Solutions segment, (ii) $121 million, net of cash assumed, the acquisition of Force Computers by the Networks segment, (iii) the acquisition of Quantum Bridge Communications, Inc. by the Networks segment, and (iv) the acquisition of the remaining interest of Appeal Telecom of Korea by the Mobile Devices segment.
      Capital Expenditures: Capital expenditures were $583 million in 2005, compared to $494 million in 2004 and $344 million in 2003. The increase in capital expenditures is primarily due to: (i) increased corporate spending on facility and asset upgrades, and (ii) increased spending in the Mobile Devices segment. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.
      Short-Term Investments: At December 31, 2005, the Company had $144 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $152 million of short-term investments at December 31, 2004.
      Available-For-Sale Securities: In addition to available cash and cash equivalents, Sigma Funds and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At December 31, 2005, the Company’s available-for-sale securities portfolio had an approximate fair market value of $1.2 billion, which represented a cost basis of $1.1 billion and a net unrealized gain of $157 million. At December 31, 2004, the Company’s available-for-sale securities portfolio had an approximate fair market value of $2.9 billion, which represented a cost basis of $616 million and a net unrealized gain of $2.3 billion.
      Nextel Investment: During the first half of 2005, the Company sold 22.5 million shares of common stock of Nextel Communications, Inc. (“Nextel”). The Company received approximately $679 million in cash and realized a pre-tax gain of $609 million from these sales. Subsequent to these sales, the Company owned 25 million shares of common stock and 29.7 million shares of non-voting common stock of Nextel.
      On August 12, 2005, Sprint Corporation completed its merger (the “Sprint Nextel Merger”) with Nextel. In connection with the Sprint Nextel Merger, Motorola received $46 million in cash, 31.7 million voting shares and 37.6 million non-voting shares of Sprint Nextel Corporation (“Sprint Nextel”), in exchange for its remaining 54.7 million shares of Nextel. As a result of this transaction, the Company realized a gain of $1.3 billion, comprised of a $1.7 billion gain recognized on the receipt of cash and the 69.3 million shares of Sprint Nextel in exchange for its shares of Nextel, net of a $418 million loss recognized on its hedge of 25 million shares of common stock of Nextel, as described below.
      On December 14, 2004, in connection with the announcement of the definitive agreement relating to the Sprint Nextel Merger, Motorola, a Motorola subsidiary and Nextel entered into an agreement pursuant to which Motorola and its subsidiary agreed not dispose of their 29.7 million non-voting shares of Nextel (now 37.6 million

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

shares of non-voting common stock of Sprint Nextel issued in exchange for Nextel non-voting common stock pursuant to the Sprint Nextel Merger) for a period of no longer than two years. In exchange for this agreement, Nextel paid Motorola a fee of $50 million in the third quarter 2005.
      In March 2003, the Company entered into agreements with multiple investment banks to hedge up to 25 million of its voting shares of Nextel common stock over periods of three, four and five years, respectively. Although the precise number of shares of Nextel common stock the Company was required to deliver to satisfy the contracts was dependent upon the price of Nextel common stock on the various settlement dates, the maximum aggregate number of shares was 25 million and the minimum number of shares was 18.5 million. Prior to August 12, 2005, changes in the fair value of these variable share forward purchase agreements (the “Variable Forwards”) were recorded in Non-owner changes to equity included in Stockholders equity. As a result of the Sprint Nextel Merger, the Company realized the cumulative $418 million loss relating to the Variable Forwards that had previously been recorded in Stockholder’s equity. In addition, the Variable Forwards were adjusted to reflect the underlying economics of the Sprint Nextel Merger. The Company did not designate the adjusted Variable Forwards as a hedge of the Sprint Nextel shares received as a result of the merger. Accordingly, the Company recorded $51 million of gains reflecting the change in value of the Variable Forwards from August 12, 2005 through the settlement of the Variable Forwards with the counterparties during the fourth quarter of 2005.
      During the fourth quarter of 2005, the Company elected to settle the Variable Forwards by delivering 30.3 million shares of Sprint Nextel common stock, with a value of $725 million, to the counterparties and selling the remaining 1.4 million Sprint Nextel common shares in the open market. The Company received aggregate cash proceeds of $391 million and realized a loss of $70 million in connection with the settlement and sale.
      Total gains recognized in 2005 related to its investment in Nextel and Sprint Nextel as described above were approximately $1.8 billion included in Gains on sales of investments and businesses in Other income (expense) in the Company’s consolidated statement of operations plus $51 million of gains related to the Variable Forwards included in Other in Other income (expense) in the Company’s consolidated statement of operations.
Financing Activities
      The most significant components of the Company’s financing activities are: (i) net proceeds from (or repayment of) commercial paper and short-term borrowings, (ii) net proceeds from (or repayment of) long-term debt securities, (iii) the payment of dividends, (iv) proceeds from the issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan, and (v) the purchase of the Company’s common stock under its share repurchase program.
      Net cash used for financing activities was $1.2 billion in 2005, compared to $237 million of cash used in 2004 and $757 million of cash used in 2003. Cash used for financing activities in 2005 was primarily: (i) $1.1 billion of cash used to repay debt, (ii) $874 million of cash used for the purchase of the Company’s common stock under the share repurchase program, and (iii) $394 million of cash used to pay dividends, partially offset by proceeds of $1.2 billion received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.
      Cash used for financing activities in 2004 was primarily attributable to: (i) $2.3 billion to repay debt (including commercial paper), (ii) $500 million to redeem all outstanding Trust Originated Preferred Securitiessm (the “TOPrS”), and (iii) $378 million to pay dividends, partially offset by: (i) $1.7 billion in proceeds received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, and (ii) $1.3 billion in distributions from discontinued operations.
      Short-term Debt: At December 31, 2005, the Company’s outstanding notes payable and current portion of long-term debt was $448 million, compared to $717 million at December 31, 2004. In the fourth quarter of 2004, $398 million of 6.5% Debentures due 2025 (the “2025 Debentures”) were reclassified to current maturities of long-term debt, as the holders of the debentures had the right to put their debentures back to the Company on September 1, 2005. $1 million of the 2025 Debentures were submitted for redemption on September 1, with the remaining put options expiring unexercised. The remaining $397 million of 2025 Debentures were reclassified back to long-term debt in the third quarter of 2005. In addition, the remaining $118 million of 7.6% Notes due January 1, 2007 (the “2007 Notes”) were reclassified to current maturities of long-term debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net cash proceeds from the sale of commercial paper and short-term borrowings were $11 million in 2005, compared to net cash used of $19 million in 2004. The Company had $300 million of outstanding commercial paper on both December 31, 2005 and December 31, 2004.
      Long-term Debt: At December 31, 2005, the Company had outstanding long-term debt of $3.8 billion, compared to $4.6 billion at December 31, 2004. The change can be primarily attributed to: (i) the repurchase of $1.0 billion principal amount of long-term debt in 2005, (ii) the reclassification of the $397 million of outstanding 2025 Debentures back to long-term debt as described above, and (iii) the reclassification of the $118 million of outstanding 2007 Notes from long-term debt to current maturities of long-term debt as described above. The Company used $1.1 billion to repurchase an aggregate principal amount of $1.0 billion of long-term debt in 2005, compared to net cash used of $2.8 billion in 2004 to retire an aggregate principal amount of $2.2 billion of debt and $500 million of TOPrS.sm
      Although the Company believes that it can continue to access the capital markets in 2006 on acceptable terms and conditions, its flexibility with regard to short-term and long-term financing activity could be limited by: (i) the Company’s current levels of outstanding long-term debt, and (ii) the Company’s credit ratings. In addition, many of the factors that affect the Company’s ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company’s control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.
      Redemptions and Repurchases of Outstanding Debt Securities: In August 2005, the Company commenced cash tender offers for up to $1.0 billion of certain of its outstanding long-term debt. The tender offers expired on September 28, 2005 and the Company repurchased an aggregate principal amount of $1.0 billion of its outstanding long-term debt for an aggregate purchase price of $1.1 billion. Included in the $1.0 billion of long-term debt repurchased were repurchases of a principal amount of: (i) $86 million of the $200 million of 6.50% Notes due 2008 outstanding, (ii) $241 million of the $325 million of 5.80% Notes due 2008 outstanding, and (iii) $673 million of the $1.2 billion of 7.625% Notes due 2010 outstanding. In addition, the Company terminated a notional amount of $1.0 billion fixed-to-floating interest rate swaps associated with the debt repurchased, resulting in an expense of approximately $22 million. The aggregate charge for the repurchase of the debt and the termination of the associated interest rate swaps, as presented in Other income (expense), was $137 million.
      On September 1, 2005, the Company retired $1 million of the $398 million of the 2025 Debentures in connection with the holders of the debentures right to put their debentures back to the Company. The residual put options expired unexercised and the remaining $397 million of 2025 Debentures were reclassified back to long-term debt.
      In 2004, the Company: (i) repaid, at maturity, all $500 million aggregate principal amount outstanding of 6.75% Debentures due 2004, (ii) repurchased a principal amount of $110 million of the $409 million aggregate principal amount outstanding of its 6.50% Debentures due 2028, (iii) repurchased a principal amount of $182 million of the $300 million aggregate principal amount outstanding of its 7.6% Notes due 2007, (iv) redeemed all $1.4 billion aggregate principal amount outstanding of its 6.75% Notes due 2006, and (v) redeemed all outstanding Liquid Yield Option Notes due September 7, 2009 and all outstanding Liquid Yield Option Notes due September 27, 2013 for an aggregate redemption price of approximately $4 million. In addition, Motorola Capital Trust I, a Delaware statutory business trust and wholly-owned subsidiary of the Company, redeemed all outstanding Trust Originated Preferred Securitiessm (“TOPrS”) for an aggregate redemption price of $500 million, plus accrued interest. Also, pursuant to the terms of the 7.00% Equity Security Units (the “MEUs”), the $1.2 billion of 6.50% Senior Notes due 2007 (the “2007 MEU Notes”) that comprised a portion of the MEUs were remarketed to a new set of holders. In connection with the remarketing, the interest rate on the 2007 MEU Notes was reset to 4.608%. Additionally, in November 2004, pursuant to the terms of the MEUs, the Company sold 69.4 million shares of common stock to the holders of the MEUs. The purchase price per share was $17.30 resulting in aggregate proceeds of $1.2 billion.
      Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. Subject to these factors, the Company has announced a goal to further reduce its total debt by an additional $1.0 billion during 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Share Repurchase Program: On May 18, 2005, the Company announced that its Board of Directors authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending on May 31, 2008, subject to market conditions. During 2005, the Company has paid $874 million to repurchase 41.7 million shares at an average price of $20.94 per share; all shares repurchased have been retired.
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
      The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. The Company has maintained commercial paper balances of between $300 million and $500 million for the past four years. This reflects the fact that the market for commercial paper rated “A-2/ P-2/ F-2” is smaller than that for commercial paper rated “A-1/ P-1/ F-1” and commercial paper or other short-term borrowings may be of limited availability to participants in the “A-2/ P-2/ F-2” market from time-to-time or for extended periods.
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
Credit Facilities
      At December 31, 2005, the Company’s total domestic and non-U.S. credit facilities totaled $2.9 billion, of which $95 million was considered utilized. These facilities are principally comprised of: (i) a $1.0 billion three-year revolving domestic credit facility maturing in May 2007 (the “3-Year Credit Facility”) which is not utilized, and (ii) $1.9 billion of non-U.S. credit facilities (of which $95 million was considered utilized at December 31, 2005). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Funds balances and other sources of liquidity, are generally available to support outstanding commercial paper, which was $300 million at December 31, 2005.
      In order to borrow funds under the 3-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 3-Year Credit

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Facility include covenants relating to net interest coverage and total debt-to-book capitalization ratios. The Company was in compliance with the terms of the 3-Year Credit Facility at December 31, 2005. The Company has never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.
Contractual Obligations, Guarantees, and Other Purchase Commitments
Contractual Obligations
      Summarized in the table below are the Company’s obligations and commitments to make future payments under debt obligations (assuming earliest possible exercise of put rights by holders), lease payment obligations, and purchase obligations as of December 31, 2005.

	Payments Due by Period(1)

(in millions)	Total	2006	2007	2008	2009	2010	Thereafter

Long-Term Debt Obligations	$4,033	$119	$1,222	$200	$2	$529	$1,961
Lease Obligations	1,150	438	190	134	109	84	195
Purchase Obligations	992	418	28	3	2	2	539

Total Contractual Obligations	$6,175	$975	$1,440	$337	$113	$615	$2,695

(1)	Amounts included represent firm, non-cancelable commitments.
      Debt Obligations: At December 31, 2005, the Company’s long-term debt obligations, including current maturities and unamortized discount and issue costs, totaled $4.0 billion, as compared to $5.0 billion at December 31, 2004. A table of all outstanding long-term debt securities can be found in Note 4, “Debt and Credit Facilities,” to the Company’s consolidated financial statements. As previously discussed, the decrease in the long-term debt obligations as compared to December 31, 2004, was due to the redemptions and repurchases of $1.0 billion principal amount of outstanding securities during 2005. Also, as previously discussed, the remaining $118 million of 7.6% Notes due January 1, 2007 were reclassified to current maturities of long-term debt.
      Lease Obligations: The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. At December 31, 2005, future minimum lease obligations, net of minimum sublease rentals, totaled $1.2 billion. Rental expense, net of sublease income, was $254 million in 2005, $217 million in 2004 and $223 million in 2003.
      Purchase Obligations: The Company has entered into agreements for the purchase of inventory, license of software, promotional agreements, and research and development agreements which are firm commitments and are not cancelable. The longest of these agreements extends through 2015. Total payments expected to be made under these agreements total $992 million.
      Commitments Under Other Long-Term Agreements: The Company has entered into certain long-term agreements to purchase software, components, supplies and materials from suppliers. Most of the agreements extend for periods of one to three years (three to five years for software). However, generally these agreements do not obligate the Company to make any purchases, and many permit the Company to terminate the agreement with advance notice (usually ranging from 60 to 180 days). If the Company were to terminate these agreements, it generally would be liable for certain termination charges, typically based on work performed and supplier on-hand inventory and raw materials attributable to canceled orders. The Company’s liability would only arise in the event it terminates the agreements for reasons other than “cause.”
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
      As is customary in bidding for and completing network infrastructure projects and pursuant to a practice the Company has followed for many years, the Company has a number of performance/bid bonds and standby letters of credit outstanding, primarily relating to projects of Government and Enterprise Mobility Solutions segment and the Networks segment. These instruments normally have maturities of up to three years and are standard in the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy performance requirements under a contract. A customer can draw on the instrument only if the Company does not fulfill all terms of a project contract. If such an occasion occurred, the Company would be obligated to reimburse the financial institution that issued the bond or letter of credit for the amounts paid. The Company is not generally required to post any cash in connection with the issuance of these bonds or letters of credit. In its long history, it has been extraordinarily uncommon for the Company to have a performance/bid bond or standby letter of credit drawn upon. At December 31, 2005, outstanding performance/bid bonds and standby letters of credit totaled approximately $1.1 billion, compared to $1.0 billion at the end of 2004.
      Off-Balance Sheet Arrangements: Under the definition contained in Item 303(a)(4) (ii) of Regulation S-K, the Company does not have any off-balance sheet arrangements.
      Adequate Internal and External Funding Resources: The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash, cash equivalents and Sigma Funds in the U.S., the ability to repatriate cash, cash equivalents and Sigma Funds from foreign jurisdictions, the ability to borrow under existing or future credit facilities, the ability to issue commercial paper, access to the short-term and long-term debt markets, and proceeds from sales of available-for-sale securities and other investments.
Customer Financing Commitments and Guarantees
      Outstanding Commitments: Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $689 million at December 31, 2005, compared to $294 million at December 31, 2004. Of these amounts, $594 million was supported by letters of credit or by bank commitments to purchase receivables at December 31, 2005, compared to $162 million at December 31, 2004.
      Guarantees of Third-Party Debt: In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $115 million and $78 million at December 31, 2005 and December 31, 2004, respectively (including $66 million and $70 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $71 million and $29 million at December 31, 2005 and December 31, 2004, respectively (including $42 million and $25 million, respectively, relating to the sale of short-term receivables).
Customer Financing Arrangements
      Outstanding Finance Receivables: The Company had net finance receivables of $260 million at December 31, 2005, compared to $170 million at December 31, 2004 (net of allowances for losses of $12 million at December 31, 2005 and $2.0 billion at December 31, 2004). These finance receivables are generally interest bearing, with rates ranging from 3% to 10%. Interest income recognized on finance receivables for the years ended December 31, 2005, 2004 and 2003 was $7 million, $9 million and $18 million, respectively.
      Telsim Loan: On October 28, 2005, the Company announced that it settled the Company’s and its subsidiaries’ financial and legal claims against Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”). The Government of Turkey and the Turkish Savings and Deposit Insurance Fund (“TMSF”) are third-party beneficiaries of the settlement agreement. In settlement of its claims, the Company received $500 million in cash and the right to receive 20% of any proceeds in excess of $2.5 billion from any sale of Telsim. On December 13, 2005, Vodafone agreed to purchase Telsim for $4.55 billion, pursuant to a sales process organized by the TMSF. This purchase has not yet been completed. Accordingly, Motorola expects to receive an additional cash payment of $410 million upon the completion of the sale. Although there can be no assurances as to when or if the sale will close, the Company currently expects to receive the $410 million in the second quarter of 2006. The gross receivable outstanding from Telsim was zero at December 31, 2005. The Company is permitted to, and will continue to, enforce its U.S. court judgment against the Uzan family, except in Turkey and three other countries. As a result of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

difficulties in collecting the amounts due from Telsim, the Company had previously recorded charges reducing the net receivable from Telsim to zero. The net receivable from Telsim has been zero since 2002.
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
      In the aggregate, at December 31, 2005, these committed facilities provided for up to $1.1 billion to be outstanding with the third parties at any time, as compared to up to $724 million provided at December 31, 2004 and up to $598 million provided at December 31, 2003. As of December 31, 2005, $585 million of these committed facilities were utilized, compared to $305 million utilized at December 31, 2004 and $295 million utilized at December 31, 2003. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.
      Total finance receivables sold by the Company were $4.5 billion in 2005 (including $4.2 billion of short-term receivables), compared to $3.8 billion sold in 2004 (including $3.8 billion of short-term receivables) and $2.8 billion sold in 2003 (including $2.7 billion of short-term receivables). As of December 31, 2005, there were $1.0 billion of receivables outstanding under these programs for which the Company retained servicing obligations (including $838 million of short-term receivables), compared to $720 million outstanding at December 31, 2004 (including $589 of short-term receivables) and $557 million outstanding at December 31, 2003 (including $378 of short-term receivables).
      Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $66 million at December 31, 2005 as compared to $25 million at December 31, 2004. Reserves of $4 million were recorded for potential losses on sold receivables at both December 31, 2005 and December 31, 2004.
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
      Legal Matters: The Company has several lawsuits filed against it relating to the Iridium program, as further described under “Item 3: Legal Proceedings” of this document. The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still pending cases are in preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information
       The following commentary should be read in conjunction with the financial results of each reporting segment as detailed in Note 10, “Information by Segment and Geographic Region,” to the Company’s consolidated financial statements. Net sales and operating results for the Company’s four operating segments for 2005, 2004 and 2003 are presented below.
Mobile Devices Segment
      The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. In 2005, Mobile Devices’ net sales represented 58% of the Company’s consolidated net sales, compared to 55% in 2004 and 49% in 2003.

	Years Ended December 31			Percent Change

(Dollars in millions)	2005	2004	2003	2005—2004	2004—2003

Segment net sales	$21,455	$17,108	$11,238	25%	52%
Operating earnings	2,198	1,728	511	27%	238%

Segment Results— 2005 Compared to 2004
      In 2005, the segment’s net sales increased 25% to $21.5 billion, compared to $17.1 billion in 2004. This 25% increase in net sales was driven by a 40% increase in unit shipments in 2005, reflecting strong consumer demand for GSM handsets and consumers’ desire for the segment’s compelling products that combine innovative style and leading technology. The segment had increased net sales in all regions as a result of an improved product portfolio, strong market growth in emerging markets and high replacement sales in more mature markets.
      The segment’s operating earnings increased to $2.2 billion in 2005, compared to operating earnings of $1.7 billion in 2004. The 27% increase in operating earnings was primarily related to an increase in gross margin, driven by the 25% increase in net sales. The improvements in operating results were partially offset by: (i) an increase in selling, general and administrative (“SG&A”) expenses, reflecting increased advertising and promotion expenditures to support higher sales and brand awareness, and (ii) an increase in total research and development (“R&D”) expenditures, as a result of increased investment in new product development. The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth.
      The segment’s backlog was $3.0 billion at December 31, 2005, compared to $1.5 billion at December 31, 2004. During the year, the segment had strong order growth and backlog increased due to: (i) high levels of customer demand for new products during the fourth quarter, certain of which were unable to be shipped in significant quantities due to supply constraints for select components, and (ii) the segment’s higher level of general order input in the fourth quarter of 2005 compared to the fourth quarter of 2004.
      Unit shipments increased by 40% to 146.0 million in 2005, compared to 104.5 million in 2004. The increase in unit shipments was attributed to a 17% increase in the size of the total worldwide handset market and a gain in the segment’s market share. The gain in market share was attributed to broad acceptance of the segment’s product offering, particularly a strong demand for GSM handsets. For the full year 2005, unit shipments by the segment increased in all regions.
      In 2005, average sales price (“ASP”) decreased approximately 10% compared to 2004. The overall decrease in ASP was driven primarily by a higher percentage of lower-tier, lower-priced handsets in the overall sales mix. By comparison, ASP increased approximately 15% in 2004 and declined 8% in 2003. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.
      A few customers represent a significant portion of the segment’s net sales. During 2005, purchases of iDEN® products by Sprint Nextel Corporation and its affiliates (“Sprint Nextel”) comprised approximately 11% of the segment’s net sales. On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. completed their merger transaction (the “Sprint Nextel Merger”) that was announced in December 2004. The combined company, Sprint Nextel, is the segment’s largest customer and Motorola has been its sole supplier of iDEN handsets and core

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

iDEN® network infrastructure equipment for over ten years. Sprint Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. Motorola is currently operating under supply agreements for iDEN handsets and infrastructure equipment that cover the period from January 1, 2005 through December 31, 2007. The segment did not experience any significant impact to its business in 2005 as a result of the Sprint Nextel Merger.
      The largest of the segment’s end customers (including sales through distributors) are Sprint Nextel, Cingular, China Mobile, América Móvil and T-Mobile. Besides selling directly to carriers and operators, Mobile Devices also sells products through a variety of third-party distributors and retailers, which account for approximately 36% of the segment’s net sales. The largest of these distributors, Brightstar Corporation, is our primary distributor in Latin America. The loss of any of the segment’s key customers could have a significant impact on the segment’s business.
      Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and more than 60% of our segment’s total net sales, are outside the U.S. The largest of these international markets are China, the United Kingdom, Brazil, Germany and Mexico.
Segment Results—2004 Compared to 2003
      In 2004, the segment’s net sales increased 52% to $17.1 billion, compared to $11.2 billion in 2003. This 52% increase in net sales was driven by increases in both unit shipments and ASP compared to 2003, and reflected strong consumer demand for new products. The strong demand for these new handsets was reflected by increased net sales in all regions.
      The segment’s operating earnings increased to $1.7 billion in 2004, compared to operating earnings of $511 million in 2003. The 238% increase in operating earnings was primarily related to an increase in gross margin, which was driven by: (i) the 52% increase in net sales, and (ii) a decrease in reorganization of business charges, primarily due to: (a) charges recorded in 2003 for employee severance and exit costs, which were primarily related to the exit of certain manufacturing activities in Flensburg, Germany, and (b) reversals of accruals recorded in 2004 that were related to accruals for exit costs and employee severance which were no longer needed. These improvements to operating results were partially offset by: (i) an increase in SG&A expenditures, reflecting increased advertising, promotion and marketing expenditures to support higher sales and brand awareness, and (ii) an increase in R&D expenditures, primarily reflecting increased developmental engineering expenditures due to additional investment in new product development.
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
      Unit shipments increased by 39% to 104.5 million in 2004, compared to 75.3 million in 2003. The overall increase was driven by increased unit shipments in all regions. Correspondingly, the segment’s market share was estimated to have increased in 2004 compared to 2003.
      Also contributing to the increase in net sales in 2004 was an improvement in the segment’s ASP, which increased approximately 15% in 2004 compared to 2003. The overall increase in ASP was driven primarily by a shift in product mix during 2004 towards higher-tier handsets. By comparison, ASP declined approximately 8% in 2003 and 5% in 2002.
      The largest of the segment’s end customers (including sales through distributors) were Sprint Nextel, Cingular, China Mobile and Vodafone. During 2004, purchases of iDEN® products by Sprint Nextel comprised approximately 14% of the segment’s net sales. Besides selling directly to carriers and operators, the segment also sold products through a variety of third-party distributors and retailers, which accounted for approximately 30% of the segment’s net sales. The largest of these distributors, Brightstar Corporation, and was our primary distributor in Latin America.
      Although the U.S. market continued to be the segment’s largest market, sales into non-U.S. markets represented approximately 60% of the segment’s total net sales in 2004, compared to 52% in 2003. The largest of these international markets in 2004 were China, the United Kingdom and Brazil. In North America, the industry saw consolidation of some major telecommunications carriers in 2004, involving some of the segment’s largest

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

customers. However, the segment did not see any significant impact on their business in 2004 due to these consolidations.
Government and Enterprise Mobility Solutions Segment
      The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles. In 2005, the segment net sales represented 18% of the Company’s consolidated net sales, compared to 20% in 2004 and 24% in 2003.

	Years Ended December 31			Percent Change

(Dollars in millions)	2005	2004	2003	2005—2004	2004—2003

Segment net sales	$6,597	$6,228	$5,568	6%	12%
Operating earnings	882	842	663	5%	27%

Segment Results—2005 Compared to 2004
      In 2005, the segment’s net sales increased 6% to $6.6 billion, compared to $6.2 billion in 2004. The increase in net sales reflects increased sales to the segment’s government and enterprise markets, partially offset by a decrease in sales to the automotive electronics market, driven primarily by weak automobile industry conditions. The increase in net sales in the government market was driven by increased customer spending on enhanced mission-critical communications and the continued focus on homeland security initiatives. The increase in net sales in the enterprise market reflects enterprise customers’ demand for business-critical communications. The overall increase in net sales was driven by net sales growth in the Americas and Asia.
      The segment’s operating earnings increased to $882 million in 2005, compared to operating earnings of $842 million in 2004. The 5% increase in operating earnings was primarily due to a 6% increase in net sales. This improvement in operating results was partially offset by: (i) an increase in SG&A expenditures, (ii) an increase in reorganization of business charges, primarily relating to employee severance, and (iii) an increase in R&D expenditures, driven by increased investment in next-generation technologies across the segment.
      Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 69% of the segment’s net sales in both 2005 and 2004. The principal Automotive customers are large automobile manufacturers, primarily in North America. Net sales to five such customers represented approximately 20% of the segment’s net sales in 2005. The segment’s backlog was $2.4 billion at both December 31, 2005 and December 31, 2004.
      Natural disasters and terrorist-related worldwide events in 2005 continued to place an emphasis on mission-critical communications systems. Spending by the segment’s government and public safety customers is affected by government budgets at the national, state and local levels. The segment will continue to work closely with all pertinent government departments and agencies to ensure that two-way radio and wireless communications is positioned as a critical need for public safety and homeland security. As a global leader in mission-critical communications, we expect to continue to grow as spending increases worldwide for mission-critical communications systems. The segment continues to be well-positioned to serve the increased worldwide demand for these systems in 2006 and beyond.
      The scope and size of systems requested by some of the segment’s customers continue to increase, including requests for country-wide and statewide systems. These larger systems are more complex and include a wide range of capabilities. Large-system projects will impact how contracts are bid, which companies compete for bids and how companies partner on projects.
Segment Results—2004 Compared to 2003
      In 2004, the segment’s net sales increased 12% to $6.2 billion, compared to $5.6 billion in 2003. The increase in net sales reflected: (i) continued emphasis on spending by customers in the segment’s government market on

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

enhanced mission-critical communications and the continued focus on homeland security initiatives, (ii) increased spending by the segment’s enterprise customers on business-critical communications needs, and (iii) an increase in automative-related sales. The overall increase in net sales reflected net sales growth in all regions.
      The segment’s operating earnings increased to $842 million in 2004, compared to operating earnings of $663 million in 2003. The 27% increase in operating earnings was primarily due to: (i) the 12% increase in net sales, (ii) cost savings from supply-chain efficiencies, and (iii) overall cost structure improvements. Also contributing to the increase in operating earnings was a decrease in reorganization of business charges, primarily due to a decrease in charges related to segment-wide employee severance. These improvements in operating results were partially offset by: (i) an increase in R&D expenditures driven by increased investment in new technologies, (ii) an increase in SG&A expenditures, primarily due to an increase in selling and sales support expenditures, resulting from the 12% increase in net sales, and (iii) $17 million of in-process research and development charges related to the acquisitions of MeshNetworks, Inc. (“MeshNetworks”) and CRISNET, Inc. (“CRISNET”)
      Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for 67% of the segment’s net sales in both 2004 and 2003. The segment’s backlog was $2.4 billion at December 31, 2004, compared to $2.0 billion at December 31, 2003. The increase in backlog at the end of 2004 was driven by the awarding of large, multi-year projects in the segment’s government market during the latter half of 2004.
      In the fourth quarter of 2004, the Company completed the acquisitions of MeshNetworks and CRISNET. MeshNetworks is a leading developer of mobile mesh networking and position-location technologies. CRISNET has a suite of advanced software applications for law enforcement, justice and public safety agencies.
Networks Segment
      The Networks segment designs, manufactures, sells, installs and services: (i) cellular infrastructure systems, including hardware and software, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In addition, the segment designs, manufactures, and sells embedded communications computing platforms. In 2005, the segment’s net sales represented 17% of the Company’s consolidated net sales compared to 19% in 2004 and 21% in 2003.

	Years Ended December 31			Percent Change

(Dollars in millions)	2005	2004	2003	2005—2004	2004—2003

Segment net sales	$6,332	$6,026	$4,846	5%	24%
Operating earnings (loss)	990	718	148	38%	385%

Segment Results— 2005 Compared to 2004
      In 2005, the segment’s net sales increased 5% to $6.3 billion, compared to $6.0 billion in 2004. The 5% increase in sales was driven by increased customer purchases of cellular infrastructure equipment, as well as increased sales of wireless broadband systems and embedded computing communications systems. On a geographic basis, net sales increased in the Europe, Middle East and Africa region (“EMEA”) and North America, which offset lower sales in Asia and Latin America. Sales into non-U.S. markets represented approximately 58% of the segment’s total net sales in 2005, compared to approximately 66% in 2004. The segment’s backlog was $2.0 billion at both December 31, 2005, and December 31, 2004.
      The segment’s operating earnings increased to $990 million in 2005, compared to operating earnings of $718 million in 2004. The 38% increase in operating earnings was primarily related to an increase in gross margin, which was due to: (i) the 5% increase in net sales, and (ii) improvements in cost structure. These improvements in operating results were partially offset by an increase in SG&A expenditures, primarily due to increased selling and sales support expenditures, as a result of the 5% increase in net sales. R&D expenditures also increased compared to 2004, due to additional investment in the growth businesses of wireless broadband systems and passive optical networks.
      The cellular infrastructure industry experienced its second straight year of growth in 2005, with estimated worldwide industry growth of 10%. The segment’s 5% increase in net sales was reflective of the overall sales growth in the industry, yet resulted in a slight loss of market share for the segment in 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The nature of the segment’s business is long-term contracts with major operators that require sizeable investments by its customers. In 2005, five customers— Sprint Nextel; KDDI; China Mobile; Verizon; and China Unicom— represented approximately 53% of the segment’s net sales. The loss of one of these major customers could have a significant impact on the segment’s business and, because contracts are long-term in nature, could impact revenue and earnings over several quarters.
      On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. completed their merger transaction (the “Sprint Nextel Merger”) that was announced in December 2004. The combined company, Sprint Nextel, is the segment’s largest customer, representing 23% of the segment’s net sales in 2005. Motorola has been Sprint Nextel’s sole supplier of iDEN® handsets and core iDEN network infrastructure equipment for over ten years. Sprint Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. Motorola is currently operating under supply agreements for iDEN handsets and infrastructure equipment that cover the period from January 1, 2005 through December 31, 2007. The segment did not experience any significant impact to its business in 2005 as a result of the Sprint Nextel Merger.
      We also continue to build on our industry-leading position in push-to-talk over cellular (“PoC”) technology. We have executed agreements to launch our PoC product application on both GSM and CDMA2000 networks. The Networks business deployed PoC technology for 44 wireless carriers in 33 countries and territories in 2005. In addition, the Networks segment has begun executing on its seamless mobility strategy with major contract wins in PON and Wireless Broadband. In 2005, we announced an agreement with Verizon to supply FTTP access equipment and related services enabling their triple play offering (voice, data and video). We also signed a contract with Earthlink to deliver equipment and services enabling them to become a Metro WiFi broadband provider in Philadelphia, Anaheim and other cities.
Segment Results—2004 Compared to 2003
      In 2004, the segment’s net sales increased 24% to $6.0 billion, compared to $4.8 billion in 2003. The 24% increase in net sales in 2004 was driven by an increase in spending by the segment’s wireless service provider customers and reflects increased net sales in both the segment’s mature and emerging markets. Net sales growth occurred in all technologies and in all regions. Sales into non-U.S. markets represented approximately 66% of the segment’s total net sales in 2004, compared to approximately 63% in 2003. The segment’s backlog was $2.0 billion at December 31, 2004, compared to $1.7 billion at December 31, 2003.
      The segment’s operating earnings increased to $718 million in 2004, compared to operating earnings of $148 million in 2003. The 385% increase in operating earnings was primarily related to an increase in gross margin, which was due to: (i) the 24% increase in net sales, and (ii) continued cost containment in the segment’s supply chain. These improvements in operating results were partially offset by: (i) an increase in SG&A expenditures, primarily due to increased selling and sales support expenditures, as a result of the 24% increase in net sales, and (ii) an increase in R&D expenditures in 2004 compared to 2003.
      The wireless infrastructure industry experienced significant growth in 2004 after three years of decline. The segment believes that the 24% increase in net sales outpaced overall sales growth in the industry, and resulted in increased market share for the segment in 2004.
      In 2004, five customers—China Mobile; China Unicom; KDDI; Sprint Nextel; and Verizon—represented approximately 54% of the segment’s net sales. Sprint Nextel was the segment’s largest customer in 2004, representing 20% of the segment’s net sales.
      In May 2004, the Company completed the acquisition of Quantum Bridge, a leading provider of fiber-to-the-premise (“FTTP”) solutions. The acquisition complements Motorola’s existing multiservice technology, enabling the Company to offer a full-service access platform that broadband network operators can deploy to deliver the next generation of advanced services. The Quantum Bridge business became a part of the Networks segment in 2005 as part of the realignment of the segments that was effective January 1, 2005.
Connected Home Solutions Segment
      The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems (“CMTS”) and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operators, (iv) digital satellite program distribution systems, (v) direct-to-home (“DTH”) satellite networks and private networks for business communications, and (vi) advanced video communications products. In 2005, the segment’s net sales represented 8% of the Company’s consolidated net sales, compared to 7% in 2004 and 8% in 2003.

	Years Ended December 31			Percent Change

(Dollars in millions)	2005	2004	2003	2005—2004	2004—2003

Segment net sales	$2,765	$2,214	$1,745	25%	27%
Operating earnings (loss)	185	146	48	27%	204%

Segment Results— 2005 Compared to 2004
      In 2005, the segment’s net sales increased 25% to $2.8 billion, compared to $2.2 billion in 2004. The increase in overall net sales was driven by increases in both ASP and unit shipments of digital set-top boxes. Net sales increased in North America, Latin America and Asia, partially offset by a slight decrease in net sales in EMEA. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 84% of the segment’s total net sales in 2005, compared to 83% in 2004. The segment’s backlog was $424 million at December 31, 2005, compared to $305 million at December 31, 2004.
      The segment generated operating earnings of $185 million in 2005, compared to $146 million in 2004. The improvement in operating results was primarily due to the 25% increase in net sales, partially offset by increased product costs due to increased sales of higher-end products, mainly HD/DVR set-top boxes. Although HD/ DVR set-top boxes carry a higher ASP, the higher costs on the HD/DVR set-top box line caused gross margin as a percentage of sales to decrease in 2005, compared to 2004. R&D and SG&A expenditures increased in total, but decreased as a percentage of net sales, primarily due to the increase in net sales.
      In 2005, net sales of digital set-top boxes increased 34%, due to increases in both ASP and unit shipments. The increase in ASP was driven by a product-mix shift towards higher-end products, particularly HD/ DVR set-top boxes. The increase in unit shipments was primarily due to the increased spending by cable operators. The segment continued to be the worldwide leader in market share for digital cable set-top boxes.
      In 2005, net sales of cable modems increased 9%. The increase in net sales was due to an increase in cable modem unit shipments, which was partially offset by the decline in ASP for cable modems. The decrease in ASP was primarily due to increased competition. The segment retained its leading worldwide market share in cable modems.
      Demand for the segment’s products depends primarily on the level of capital spending by broadband operators for constructing, rebuilding or upgrading their communications systems and services. After a number of years of decreased capital spending, in 2004 and 2005 our cable operator customers increased their purchases of the segment’s products and services, primarily due to increased demand for advanced digital set-top boxes to provide HD/ DVR functionality.
      The segment is dependent upon a small number of customers for a significant portion of its sales. Because of continuing consolidation within the cable industry, a small number of large cable television multiple system operators (“MSOs”) own a large portion of the cable systems and account for a significant portion of the total capital spending. In 2005, net sales to the segment’s top five customers represented 53% of the segment’s total net sales. Net sales to the segment’s largest customer, Comcast, accounted for 31% of the total net sales of the segment. The loss of business from any major MSO could have a significant impact on the segment’s business.
      During the first quarter of 2005, Motorola and Comcast entered into a broader strategic relationship that includes an agreement for a multi-year set-top box commitment. This agreement extended Comcast and Motorola’s agreement for Comcast to purchase set-top boxes and network equipment, including HD/ DVR and standard-definition entry-level set-top box models. As part of this strategic relationship, Motorola and Comcast also formed two joint ventures that will focus on developing and licensing the next generation of conditional access technologies.
      On February 24, 2006, the segment completed the acquisition of Kreatel Communications AB (“Kreatel”), a leading developer of innovative IP based digital set-top boxes. IPTV, or the video component of the triple play, is expected to be the primary focus for telecommunication companies around the world as it offers a significant competitive tool versus cable operators. The segment plans to integrate Kreatel’s set-top boxes into its current suite

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of digital systems and set-top boxes for cable television, IP video and broadcast networks, enabling the segment to offer a full range of connected home solutions which enable customers to be seamlessly connected, informed and entertained.
Segment Results— 2004 Compared to 2003
      In 2004, the segment’s net sales increased 27% to $2.2 billion, compared to $1.7 billion in 2003. The increase in overall net sales was primarily due to: (i) increased purchases of digital cable set-top boxes by cable operators, (ii) an increase in ASP due to a mix shift in digital set-top boxes towards higher-end products, and (iii) an increase in retail sales. The increase in net sales reflects net sales growth in all regions, primarily in North America. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for 83% of the segment’s total net sales in 2004, compared to 85% in 2003. The segment’s backlog was $305 million at December 31, 2004, compared to $288 million at December 31, 2003.
      The segment generated operating earnings of $146 million in 2004, compared to operating earnings of $48 million in 2003. The improvement in operating results was due to: (i) an increase in gross margin, which was driven by the 27% increase in net sales, (ii) a $73 million charge for impairment of goodwill related to the infrastructure business that occurred in 2003, and (iii) a decrease in SG&A expenditures. The decrease in SG&A expenditures was primarily due to: (i) a decrease in intangible amortization, and (ii) a decrease in administrative expenses due to benefits from prior cost-reduction actions. Although gross margin increased, the segment’s gross margin as a percentage of net sales decreased, primarily due to sales of new higher-tier products carrying lower initial margins, which is typical in the early phases of the segment’s product life cycles.
      In 2004, net sales of digital set-top boxes increased 29%, due to increases in both ASP and unit shipments. The increase in ASP was driven by a product-mix shift towards higher-end products, particularly HD/ DVR set-top boxes. The increase in unit shipments was primarily due to the increased spending by cable operators. The segment continued to be the worldwide leader in market share for digital cable set-top boxes.
      In 2004, net sales of cable modems increased 20%. The increase in net sales was due to an increase in cable modem unit shipments, which was partially offset by the decline in ASP for cable modems. The decrease in ASP was primarily due to increased competition. The segment retained its leading worldwide market share in cable modems.
      The segment was dependent upon a small number of customers for a significant portion of its sales in 2004. Because of continuing consolidation within the cable industry, a small number of MSOs own a large portion of the cable systems and account for a significant portion of the total capital spending. In 2004, net sales to the segment’s top five customers represented 47% of the segment’s total net sales. Net sales to the segment’s largest customer, Comcast, accounted for 30% of the total net sales of the segment in 2004.
Significant Accounting Policies
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
      Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:
   — Revenue recognition
   — Allowance for losses on finance receivables
   — Inventory valuation reserves
   — Deferred tax asset valuation

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   — Valuation of investments and long-lived assets
   — Restructuring activities
   — Retirement-related benefits
Revenue Recognition
      The Company’s arrangements with customers may differ in nature and complexity and may contain multiple deliverables including products, equipment, services and software that may be essential to the functionality of the other deliverables, which requires the Company to make judgments and estimates in recognizing revenues.
      Product and equipment sales may contain discounts, price protection, return provisions and other customer incentives. The Company’s recorded revenues are reduced by allowances for these items at the time the sales are recorded. The allowances are based on management’s best estimate of the amount of allowances that the customer will ultimately earn and is based on historical experience taking into account the type of products sold, the type of customer and the type of transaction specific to each arrangement.
      The Company’s long-term contracts involve the design, engineering, manufacturing and installation of wireless networks and two-way radio voice and data systems. These systems are designed to meet specific customer requirements and specifications and generally require extended periods to complete. If the Company can reliably estimate revenues and contract costs and the technology is considered proven, revenue is recognized under the percentage of completion method as work progresses towards completion. Estimates of contract revenues, contract costs and progress towards completion are based on estimates that consider historical experience and other factors believed to be relevant under the circumstances. Management regularly reviews these estimates and considers the impact of recurring business risks and uncertainties inherent in the contracts, such as system performance and implementation delays due to factors within or outside the control of management.
      Generally, multiple element arrangements are separated into specific accounting units when delivered elements have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially within the control of the Company. Total arrangement consideration is allocated to the separate accounting units based on their relative fair values (if the fair value of each accounting unit is known) or using the residual method (if the fair value of the undelivered element(s) is known). Revenue is recognized for a separate accounting unit when the revenue recognition criteria are met for that unit. In certain situations, judgment is required in determining both the number of accounting units and fair value of the elements, although generally the fair value of an element can be objectively determined if the Company sells the element on a stand alone basis.
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
Allowance for Losses on Finance Receivables
      The Company has historically provided financing to certain customers in connection with purchases of the Company’s infrastructure equipment where the contractual terms of the note agreements are greater than one year. Financing provided has included all or a portion of the equipment purchase price, as well as working capital for certain purchasers.
      Gross financing receivables were $272 million at December 31, 2005 and $2.1 billion at December 31, 2004, with an allowance for losses on these receivables of $12 million and $2.0 billion, respectively. Of the receivables at December 31, 2005, $10 million (zero net of allowances for losses of $10 million) were considered impaired based on management’s determination that the Company will be unable to collect all amounts in accordance with the contractual terms of the relevant agreement. By comparison, impaired receivables at December 31, 2004 were $2.0 billion ($7 million, net of allowance for losses of $2.0 billion).
      Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions, collateral values and each customer’s payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Inventory Valuation Reserves
      The Company records valuation reserves on its inventory for estimated obsolescence or unmarketability. The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. On a quarterly basis, management in each segment performs an analysis of the underlying inventory to identify reserves needed for excess and obsolescence and, for the remaining inventory, assesses the net realizable value. Management uses its best judgment to estimate appropriate reserves based on this analysis.
      Inventories consisted of the following:

December 31	2005	2004

Finished goods	$1,287	$1,429
Work-in-process and production materials	1,784	1,665

	3,071	3,094
Less inventory reserves	(549)	(548)

	$2,522	$2,546

      The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As indicated above, the Company’s inventory reserves represented 18% of the gross inventory balance at December 31, 2005 and 2004. These reserve levels are maintained by the Company to provide for unique circumstances facing our businesses. The Company has inventory reserves for pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing.
      If actual future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required. Likewise, as with other reserves based on management’s judgment, if the reserve is no longer needed, amounts are reversed into income. There were no significant reversals into income of this type in 2005 or 2004.
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
      At December 31, 2005 and 2004, the Company’s deferred tax assets related to tax carryforwards were $2.1 billion and $2.2 billion, respectively. The tax carryforwards are comprised of net operating loss carryforwards, foreign tax credit and other tax credit carryovers for both U.S. and non-U.S. subsidiaries. A majority of the net operating losses and other tax credits can be carried forward for 20 years. The carryforward period for foreign tax credits was extended to ten years, from five years, during 2004 with the enactment of the American Jobs Creation Act of 2004.
      The Company has recorded valuation allowances totaling $896 million and $892 million as of December 31, 2005 and 2004, respectively, for certain state credits and state tax loss carryforwards with carryforward periods of seven years or less, tax loss carryforwards of acquired entities that are subject to limitations and tax loss

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

carryforwards and other deferred tax assets of certain non-U.S. subsidiaries. The Company believes that the deferred tax assets for the remaining tax carryforwards are considered more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
Valuation of Investments and Long-Lived Assets
      The Company assesses the impairment of investments and long-lived assets, which includes identifiable intangible assets, goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include: (i) underperformance relative to expected historical or projected future operating results; (ii) changes in the manner of use of the assets or the strategy for our overall business; (iii) negative industry or economic trends; (iv) declines in stock price of an investment for a sustained period; and (v) our market capitalization relative to net book value.
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
      At December 31, 2005 and 2004, the net book values of these assets were as follows (in millions):

December 31	2005	2004

Property, plant and equipment	$2,271	$2,332
Investments	1,654	3,241
Intangible assets	233	233
Goodwill	1,349	1,283

	$5,507	$7,089

      The Company recorded fixed asset impairment charges of $15 million in 2005, compared to no charges in 2004 and charges of $10 million in 2003. The 2003 charges primarily related to certain information technology equipment that was deemed to be impaired.
      The Company recorded impairment charges related to its investment portfolio of $25 million, $36 million and $96 million in 2005, 2004 and 2003, respectively, representing other-than-temporary declines in the value of the Company’s investment portfolio. The impairment charges in 2005 and 2004 are primarily related to cost-based investment write-downs. The $96 million impairment charge in 2003 was primarily comprised of a $29 million charge to write down to zero the Company’s debt security holding in a European cable operator and other cost-based investment writedowns. Additionally, the available-for-sale securities portfolio reflected a net pre-tax unrealized gain position of $157 million and $2.3 billion at December 31, 2005 and 2004, respectively.
      The Company performs a goodwill impairment test at the reporting unit level at least annually as of October, or more often should triggering events occur. In determining the fair value of the reporting unit, the Company utilizes independent appraisal firms who employ a combination of present value techniques and quoted market prices of comparable businesses. No impairment charges were required in 2005. During 2004, the Company determined that goodwill related to a sensor business, which was subsequently divested in 2005, was impaired by $125 million. During 2003, the Company determined that the goodwill at the infrastructure reporting unit of the Connected Home Solutions segment was impaired by $73 million.
      The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines or operations and the impact of the economic environment on our customer base.
Restructuring Activities
      The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and, therefore, such

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities.
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
Retirement-Related Benefits
      The Company’s noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. The Company also provides defined benefit plans to some of its foreign entities (the “Non-U.S. Plans”).
      The Company also has a noncontributory supplemental retirement benefit plan (the “Officers’ Plan”) for its elected officers. The Officers’ Plan contains provisions for funding the participants’ expected retirement benefits when the participants meet the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers’ Plan as of December 31, 1999 had the option to remain in the Officers’ Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999, no new elected officers were eligible to participate in the Officers’ Plan. Effective June 30, 2005, salaries were frozen for this plan.
      The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits in excess of the limitations imposed by the Internal Revenue Code on the Regular Pension Plan. All newly-elected officers are participants in MSPP. Elected officers covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP.
      Certain healthcare benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Healthcare Benefits Plan”). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Healthcare Benefits Plan has been closed to new participants.
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
      The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company’s investment return assumption for the Regular Pension Plan and Postretirement Health Care Benefits Plan was 8.50% in both 2005 and 2004. The investment return assumption for the Officers’ Plan was 6.00% in both 2005 and 2004. At December 31, 2005, the Regular Pension Plan investment portfolio was predominantly equity investments and the Officers’ Plan investment portfolio was predominantly fixed-income securities.
      A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company’s discount rate for measuring the pension obligations was 6.00% both at December 31, 2005 and December 31, 2004. The Company’s discount rate for measuring the retirement healthcare obligation was 5.75% at December 31, 2005, compared to 6.00% at December 31, 2004.
      A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. In both 2005 and 2004, the Company’s rate for future compensation increase was 4.00% for non-officer employees. The Company’s 2005 rate for future compensation increase for the Officers’ Plan was 0% as salaries have been frozen for this plan. The Company’s 2004 rate for future compensation increase for the Officers’ Plan was 3.00%. For retiree medical plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. Based on this review, the health care cost trend rate used to determine the December 31, 2005 accumulated postretirement benefit obligation was 10% for 2006 with a declining trend rate of 1% each year until it reaches 5% by 2011, with a flat 5% rate for 2011 and beyond.
      Negative financial market returns during 2000 through 2002 resulted in a decline in the fair-market value of plan assets. This, when combined with declining discount rate assumptions in the last several years, has resulted in a decline in the funded status of the Company’s domestic and certain non-U.S. plans. Consequently, the Company’s accumulated benefit obligation for various plans exceeded the fair-market value of the plan assets for these plans at December 31, 2005. The Company recorded a non-cash, after-tax, net charge of $208 million to equity relating to the Regular Pension Plan, the Officers’ Plan, and certain non-U.S. subsidiaries retirement programs in the fourth quarter of 2005. This charge was included in Non-owner changes to equity in the consolidated balance sheets, and did not impact the Company’s pension expense, earnings or cash contribution requirements in 2005.
      For the Regular Pension Plan, the Company currently estimates 2006 expenses for continuing operations will be approximately $230 million. The 2005 and 2004 actual expenses, which include discontinued operations, were $177 million and $167 million, respectively. Cash contributions of $275 million were made to the Regular Pension Plan in 2005. The Company expects to make cash contributions of $270 million to this plan during 2006. In addition, the Company expects to make cash contributions of $5 million to its Officers’ and MSPP plans, collectively, and $44 million to its Non-U.S. Plans in 2006.
      For the Postretirement Health Care Benefits Plan, the Company currently estimates 2006 expenses for continuing operations will be approximately $31 million. The 2005 and 2004 actual expenses, which include discontinued operations, were $27 million and $39 million, respectively. The Company has partially funded its accumulated benefit obligation of $496 million with plan assets valued at $212 million at December 31, 2005. Motorola is obligated to transfer to Freescale Semiconductor $68 million in cash or plan assets, as permitted by law without adverse tax consequences to Motorola, with such transfer expected to occur in 2006, plus investment returns earned on this amount, which was approximately $7 million as of December 31, 2005. Cash contributions of $43 million were made to this plan in 2005. No cash contributions were required in 2004. The Company expects to make a cash contribution of approximately $45 million to the Postretirement Health Care Benefits Plan in 2006.
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
Recent Accounting Pronouncements
      In October 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statement”. SFAS 154 retained accounting guidance related to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

changes in estimates, changes in a reporting entity and error corrections; however, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS 154 will have a material impact on our financial condition, results of operations, or cash flows.
      In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), a revision to Statement No. 123, “Accounting for Stock-Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $467 million. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining vesting period of these options. The Company will adopt SFAS 123R as of January 1, 2006. The Company believes that the adoption of this standard will result in a reduction of earnings per share by $0.06 to $0.08 in 2006. This estimate is based on many assumptions including the level of stock option grants expected in 2006, the Company’s stock price, and significant assumptions in the option valuation model including volatility and the expected life of options. Actual expenses could differ from the estimate.
      In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversions based on the normal capacity of the production facilities. The Company is required to adopt provisions of SFAS 151, on a prospective basis, as of January 1, 2006. The Company does not believe the adoption of SFAS 151 will have a material impact on the future results of operations.
Realignment of Segments Effective January 1, 2005
      The Company announced its decision, effective January 1, 2005, to realign its businesses into four operating business groups: (i) Mobile Devices, (ii) Government and Enterprise Mobility Solutions, (iii) Networks, and (iv) Connected Home Solutions. The historical segment financial information presented in the filing has been reclassified to reflect the realigned segments. The realignment had no impact on the Company’s previously-reported historical consolidated net sales, operating earnings(loss), earnings(loss) from continuing operations, net earnings(loss) or earnings(loss) per share.
Reclassification of Incentive Compensation Costs
      The consolidated statements of operations include reclassified incentive compensation costs, which were previously reported as a component of Selling, general and administrative (“SG&A”) expenditures, to Cost of sales and Research and development (“R&D”) expenditures based upon the function in which the related employees operate. The impact of this reclassification was: (i) a reduction in Gross margin of $89 million, $143 million and $64 million in 2005, 2004 and 2003, respectively, (ii) a decrease in SG&A expenditures of $334 million, $495 million and $244 million in 2005, 2004 and 2003, respectively, and (iii) an increase in R&D expenditures of $245 million, $352 million and $180 million in 2005, 2004 and 2003, respectively. The reclassification has also been reflected within the quarterly financial information provided in Note 15. The reclassifications did not affect Net sales, Operating earnings, Earnings from continuing operations, Net earnings or Earnings per share.
Forward-Looking Statements
      Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Mobile Devices Segment,” about industry growth, including in emerging markets and for replacement sales, the impact from the loss of key customers, the allocation and regulation of frequencies the availability of materials, energy supplies and labor, the seasonality of the business, and the firmness of the segment’s backlog; (2) “Government and Enterprise Mobility Solutions Segment,” about spending for mission-critical wireless

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

products and the Company’s ability to meet demand, impact from the loss of key customers, competition from system integrators, the impact of regulatory matters, allocation and regulation of frequencies, the availability of materials, energy supplies and labor, the seasonality of the business and the firmness of the segment’s backlog; (3) “Networks Segment,” about the impact from the loss of key customers, the impact of the segment’s strategy, the allocation and regulation of frequencies, the availability of materials, energy supplies and labor and the firmness of the segment’s backlog; (4) “Connected Home Solutions Segment,” about future sales of digital products, the impact of the segment’s strategy, the impact from the loss of key customers, sales to telephone carriers, the impact of demand and competitive changes, the impact of regulatory matters, the availability of materials, energy supplies and labor, the seasonality of the business and the firmness of the segment’s backlog; (5) “Other Information,” about the impact from the loss of key customers, the firmness of the aggregate backlog position, the competitiveness through research and development and utilization of technology; (6) “Properties,” about the consequences of a disruption in manufacturing; (7) “Legal Proceedings,” about the ultimate disposition of pending legal matters; (8) “Management’s Discussion and Analysis,” about: (a) the success of our business strategy, (b) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs, (c) the Company’s ability and cost to repatriate funds, (d) the impact of the timing and level of sales and the geographic location of such sales, (e) future cash contributions to pension plans or retiree health benefit plans, (f) outstanding commercial paper balances, (g) the Company’s ability and cost to access the capital markets, (h) the Company’s ability to retire outstanding debt, (i) adequacy of resources to fund expected working capital and capital expenditure measurements, (j) expected payments pursuant to commitments under long-term agreements, (k) the outcome of ongoing and future legal proceedings (l) the impact of recent accounting pronouncements on the Company, and (m) the impact of the loss of key customers; and (9) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.
      Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors.” We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors”, and those described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
      As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to hedge, or to reduce its overall exposure to, the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as a part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.
      The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing and component sourcing.
      At December 31, 2005 and 2004, the Company had net outstanding foreign exchange contracts totaling $2.8 billion and $3.9 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange derivative positions as of December 31, 2005 compared to their respective positions at December 31, 2004:

	December 31

Buy (Sell)	2005	2004

Euro	$(1,076)	$(1,588)
Chinese Renminbi	(728)	(821)
Brazilian Real	(348)	(318)
British Pound	(226)	(173)
Japanese Yen	(73)	(179)

      The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom which presently have high credit ratings, to fail to meet their obligations.
      Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other financial instruments which are not denominated in the currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts. Other financial instruments, which are not denominated in the currency of the legal entity holding the instrument, consist primarily of cash, cash equivalents, Sigma Funds, short-term investments, long-term finance receivables, equity investments and notes, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the foreign exchange financial instruments would hypothetically decrease by $192 million as of December 31, 2005 if the foreign currency rates were to change unfavorably by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will be realized. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
Fair Value Hedges
      The Company recorded income of $1.5 million, $0.1 million and $3 million for the years ended December 31, 2005, 2004 and 2003, respectively, representing the ineffective portions of changes in the fair value of fair value hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The Company excluded the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price from the measure of effectiveness as these amounts are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. Expense (income) related to fair value hedges that were discontinued for the years ended December 31, 2005, 2004 and 2003 are included in the amounts noted above.
Cash Flow Hedges
      The Company recorded expense (income) of $(0.5) million, $11.9 million and $(1.5) million for the years ended December 31, 2005, 2004 and 2003, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The Company excluded the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price from the measure of effectiveness as these amounts are charged to Other within Other income (expense) in the Company’s consolidated statement of operations. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2005, 2004 and 2003 are included in the amounts noted above.
      During the years ended December 31, 2005, 2004 and 2003, on a pre-tax basis, expense (income) of $(21) million, $27 million and $(1) million, respectively, was reclassified from equity to earnings and is included in Other within Other income (expense) in the Company’s consolidated statements of operations. If exchange rates do not change from year-end, the Company estimates that $2 million of pre-tax net derivative expense included in Non-owner changes to equity within Stockholders’ equity would be reclassified into earnings within the next twelve months and will be reclassified in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.
      At December 31, 2005, the maximum term of derivative instruments that hedge forecasted transactions was three years. However, the weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was four months.
Net Investment in Foreign Operations Hedge
      At December 31, 2005 and 2004, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.
Investments Hedge
      In March 2003, the Company entered into agreements with multiple investment banks to hedge up to 25 million of its voting shares of Nextel common stock over periods of three, four and five years, respectively. Although the precise number of shares of Nextel common stock the Company was required to deliver to satisfy the contracts was dependent upon the price of Nextel common stock on the various settlement dates, the maximum aggregate number of shares was 25 million and the minimum number of shares was 18.5 million. Prior to August 12, 2005, changes in the fair value of these variable share forward purchase agreements (the “Variable Forwards”) were recorded in Non-owner changes to equity included in Stockholders’ equity. As a result of the Sprint Nextel Merger, the Company realized the cumulative $418 million loss relating to the Variable Forwards that had previously been recorded in Stockholders’ equity. In addition, the Variable Forwards purchase agreements were adjusted to reflect the underlying economics of the Sprint Nextel Merger. The Company did not designate the adjusted Variable Forwards as a hedge of the Sprint Nextel shares received as a result of the merger. Accordingly, the Company recorded $51 million of gains reflecting the change in value of the Variable Forwards from August 12, 2005 through the settlement of the Variable Forwards with the counterparties during the fourth quarter of 2005.

      During the fourth quarter of 2005, the Company elected to settle the Variable Forwards by delivering 30.3 million shares of Sprint Nextel common stock, with a value of $725 million, to the counterparties and selling the remaining 1.4 million Sprint Nextel common shares in the open market. The Company received aggregate cash proceeds of $391 million and realized a loss of $70 million in connection with the settlement and sale.
Fair Value of Financial Instruments
      The Company’s financial instruments include cash equivalents, Sigma Funds, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments.
      Using available market information, the Company determined that the fair value of long-term debt at December 31, 2005 was $4.3 billion, compared to a carrying value of $4.0 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
      The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2005.
Equity Price Market Risk
      At December 31, 2005, the Company’s available-for-sale securities portfolio had an approximate fair market value of $1.2 billion which represented a cost basis of $1.1 billion and a net unrealized gain of $157 million. The value of the available-for-sale securities would change by $122 million as of year-end 2005 if the price of the stock in each of the publicly-traded companies were to change by 10%. These equity securities are held for purposes other than trading.
Interest Rate Risk
      At December 31, 2005, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $4.0 billion of long-term debt, including current maturities, which is primarily priced at long-term, fixed interest rates.
      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. During the year ended December 31, 2005, in conjunction with the repurchase of an aggregate principal amount of $1.0 billion of long-term debt, the Company terminated a notional amount of $1.0 billion of these swaps that were associated with the repurchased debt, resulting in expense of approximately $22 million, which is included in debt retirement costs within Other income (expense) in the Company’s consolidated statement of operations. The following table displays the interest rate swaps that were outstanding at December 31, 2005:

	Notional Amount
	Hedged	Underlying Debt
Date Executed	(in millions)	Instrument

August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$2,642

      The short-term LIBOR-based variable rate payments on the above interest rate swaps was 6.9% for the three months ended December 31, 2005. The fair value of the interest rate swaps at December 31, 2005 and 2004, was approximately $(50) million and $3 million, respectively. The fair value of the interest rate swaps would hypothetically decrease by $35 million (i.e., would decrease from $(50) million to $(85) million) if LIBOR rates were to increase by 10% from current levels. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2005 or 2004.
      The Company designated its interest rate swap agreements as part of a fair value hedging relationship. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements.
      The Company is exposed to credit loss in the event of nonperformance by the counterparties to its swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, creditworthy financial institutions having long-term debt ratings of “A” or better and, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.
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

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola, Inc.:
      We have audited the accompanying consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Motorola, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Chicago, Illinois
February 28, 2006

Motorola, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31

(In millions, except per share amounts)	2005	2004	2003

Net sales	$36,843	$31,323	$23,155
Costs of sales	25,066	20,969	15,652

Gross margin	11,777	10,354	7,503

Selling, general and administrative expenses	3,859	3,714	3,285
Research and development expenditures	3,680	3,412	2,979
Other charges (income)	(458)	96	(34)

Operating earnings	4,696	3,132	1,273

Other income (expense):
Interest income (expense), net	71	(199)	(294)
Gains on sales of investments and businesses, net	1,861	460	539
Other	(108)	(141)	(142)

Total other income	1,824	120	103

Earnings from continuing operations before income taxes	6,520	3,252	1,376
Income tax expense	1,921	1,061	448

Earnings from continuing operations	4,599	2,191	928
Loss from discontinued operations, net of tax	(21)	(659)	(35)

Net earnings	$4,578	$1,532	$893

Earnings (loss) per common share:
Basic:
Continuing operations	$1.86	$0.93	$0.40
Discontinued operations	(0.01)	(0.28)	(0.02)

	$1.85	$0.65	$0.38

Diluted:
Continuing operations	$1.82	$0.90	$0.39
Discontinued operations	(0.01)	(0.26)	(0.01)

	$1.81	$0.64	$0.38

Weighted average common shares outstanding:
Basic	2,471.3	2,365.0	2,321.9
Diluted	2,527.0	2,472.0	2,351.2
Dividends paid per share	$0.16	$0.16	$0.16

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31

(In millions, except per share amounts)	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$3,774	$2,846
Sigma Funds	10,867	7,710
Short-term investments	144	152
Accounts receivable, net	5,779	4,525
Inventories, net	2,522	2,546
Deferred income taxes	2,390	1,541
Other current assets	2,393	1,795

Total current assets	27,869	21,115

Property, plant and equipment, net	2,271	2,332
Investments	1,654	3,241
Deferred income taxes	1,245	2,353
Other assets	2,610	1,881

Total assets	$35,649	$30,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$448	$717
Accounts payable	4,406	3,330
Accrued liabilities	7,634	6,556

Total current liabilities	12,488	10,603

Long-term debt	3,806	4,581
Other liabilities	2,682	2,407
Stockholders’ equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value
Issued shares: 2005—2,502.7 and 2004—2,447.8
Outstanding shares: 2005—2,501.1 and 2004—2,447.8	7,508	7,343
Additional paid-in capital	4,691	4,321
Retained earnings	5,897	1,722
Non-owner changes to equity	(1,423)	(55)

Total stockholders’ equity	16,673	13,331

Total liabilities and stockholders’ equity	$35,649	$30,922

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

		Non-Owner Changes To Equity

		Fair Value
	Common	Adjustment	Foreign
	Stock and	To Available	Currency
	Additional	For Sale	Translation	Other
(In millions, except per share	Paid-In	Securities,	Adjustments,	Items,	Retained	Comprehensive
amounts)	Capital	Net of Tax	Net of Tax	Net of Tax	Earnings	Earnings (Loss)

Balances at January 1, 2003	$9,180	$588	$(418)	$(693)	$2,582

Net earnings					893	$893
Net unrealized gains on securities (net of tax effect of $565)		911				911
Foreign currency translation adjustments (net of tax effect of $15)			201			201
Minimum pension liability adjustment (net of tax effect of $28)				(182)		(182)
Issuance of common stock and stock options exercised (including tax benefit of $0)	199
Net loss on derivative instruments (net of tax effect of $112)				(200)		(200)
Dividends declared ($0.16 per share)					(372)

Balances at December 31, 2003	9,379	1,499	(217)	(1,075)	3,103	$1,623

Net earnings					1,532	$1,532
Net unrealized losses on securities (net of tax effect of $59)		(82)				(82)
Foreign currency translation adjustments (net of tax effect of $35)			(150)			(150)
Minimum pension liability adjustment (net of tax effect of $126)				(188)		(188)
Issuance of common stock and stock options exercised (including tax benefits of $51 million)	688
Gain on sale of subsidiary stock	397
Issuance of stock related to Equity Security Units	1,200
Net loss on derivative instruments (net of tax effect of $39)				(70)		(70)
Dividends declared ($0.16 per share)					(380)
Spin-off of Freescale Semiconductor, Inc.			228		(2,533)

Balances at December 31, 2004	11,664	1,417	(139)	(1,333)	1,722	$1,042

Net earnings					4,578	$4,578
Net unrealized losses on securities (net of tax effect of $812)		(1,320)				(1,320)
Foreign currency translation adjustments (net of tax effect of $29)			(114)			(114)
Minimum pension liability adjustment (net of tax effect of $66)				(208)		(208)
Issuance of common stock and stock options exercised (including tax benefits of $210 million)	1,409
Share repurchase program	(874)
Net gain on derivative instruments (net of tax effect of $154)				274		274
Dividends declared ($0.16 per share)					(403)

Balances at December 31, 2005	$12,199	$97	$(253)	$(1,267)	$5,897	$3,210

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31

(In millions)	2005	2004	2003

OPERATING
Net Earnings	$4,578	$1,532	$893
Add: Loss from discontinued operations	21	659	35

Earnings from continuing operations	4,599	2,191	928
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	613	659	818
Charges for reorganization of businesses and other charges	209	151	158
Gains on sales of investments and businesses	(1,861)	(460)	(539)
Deferred income taxes	1,000	456	(160)
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,251)	(539)	(141)
Inventories	23	(433)	(34)
Other current assets	(703)	(808)	109
Accounts payable and accrued liabilities	2,347	1,917	576
Other assets and liabilities	(371)	(68)	276

Net cash provided by operating activities from continuing operations	4,605	3,066	1,991

INVESTING
Acquisitions and investments, net	(312)	(476)	(279)
Proceeds from sale of investments and businesses	1,557	682	665
Capital expenditures	(583)	(494)	(344)
Proceeds from sale of property, plant and equipment	103	138	104
Purchases of Sigma Funds investments, net	(3,157)	(1,522)	(6,188)
Sales (purchases) of short-term investments	8	(13)	(82)

Net cash used for investing activities from continuing operations	(2,384)	(1,685)	(6,124)

FINANCING
Net proceeds from (repayment of) commercial paper and short-term borrowings	11	(19)	(234)
Repayment of debt	(1,132)	(2,250)	(827)
Repayment of TOPrS	—	(500)	—
Issuance of common stock	1,199	1,680	158
Purchase of common stock	(874)	—	—
Net payments related to debt redemption	—	(52)	(78)
Distribution from discontinued operations	—	1,282	556
Payment of dividends	(394)	(378)	(332)

Net cash used for financing activities from continuing operations	(1,190)	(237)	(757)

Effect of exchange rate changes on cash and cash equivalents	(103)	100	29

DISCONTINUED OPERATIONS*
Net cash provided by operating activities from discontinued operations	$—	$1,199	$796
Net cash used for investing activities from discontinued operations	—	(2,848)	(87)
Net cash provided by (used for) financing activities from discontinued operations	—	1,498	(724)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	64	58

Net cash provided by (used for) discontinued operations	$—	$(87)	$43

Net increase (decrease) in cash and cash equivalents	928	1,157	(4,818)
Cash and cash equivalents, beginning of year (includes $87 million at January 1, 2004 and $44 million at January 1, 2003 from discontinued operations)	2,846	1,689	6,507

Cash and cash equivalents, end of year (includes $87 million at December 31, 2003 from discontinued operations)	$3,774	$2,846	$1,689

Cash Flow Information

CASH PAID DURING THE YEAR FOR:
Interest, net of interest rate swaps	$318	$381	$442
Income taxes, net of refunds	693	471	435

See accompanying notes to consolidated financial statements.

*	In 2005, the Company has separately disclosed the operating, investing and financing cash flows attributable to its discontinued operations, which in prior periods were reported as a single amount.

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
      Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:
      Products and Equipment — For product and equipment sales, delivery generally does not occur until the products or equipment have been shipped, risk of loss has transferred to the customer, and objective evidence exists that customer acceptance provisions have been met. The Company records revenue when allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of transaction specific in each arrangement.
      Long-Term Contracts — For long-term contracts that involve customization or modification of the Company’s equipment or software, the Company generally recognizes revenue using the percentage of completion method based on the percentage of costs incurred to date compared to the total estimated costs to complete the contract. In certain instances, when revenues or costs associated with long-term contracts cannot be reliably estimated or the contract involves unproven technologies or other inherent hazards, revenues and margin are deferred until the project is complete and customer acceptance is obtained.
      Services — Revenue for services is generally recognized ratably over the contract term as services are performed.
      Software and Licenses — Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license. Revenue from software maintenance, technical support and unspecified upgrades is generally recognized over the period that these services are delivered.
      Multiple Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of products, equipment, services and software. If multiple element arrangements include software or software related elements, the Company applies the provisions of AICPA Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, to determine separate units of accounting and the amount of the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered elements have been met. For all other deliverables, elements are separated into more than one unit accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially in control of the Company. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above are applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
      Cash Equivalents: The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.
      Sigma Funds: The Company and its wholly-owned subsidiaries invest most of their excess cash in two Sigma Reserve funds (the “Sigma Funds”), which are funds similar to a money market fund. Until the first quarter of 2005, the Sigma Funds marketable securities balances were classified together with other money-market type cash investments as cash and cash equivalents.
      The Sigma Funds portfolios are managed by five major outside investment management firms and include investments in high quality (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the funds must be 120 days or less with the actual average maturity of the investments being 74 days and 64 days at December 31, 2005 and December 31, 2004, respectively. The Company values investments in the Sigma Funds using the amortized cost method, which approximates current market value. Under this method, securities are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the security. Certain investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
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
      Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include cash and cash equivalents, Sigma Funds, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments. The fair values of these financial instruments were, with the exception of long-term debt as disclosed in Note 4, not materially different from their carrying or contract values at December 31, 2005 and 2004.
      Foreign Currency Translation: Many of the Company’s non-U.S. operations use the respective local currency as the functional currency. These operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using the monthly average exchange rates in effect for the period in which the items occur. The resulting translation increases and decreases are included as a component of Stockholders’ Equity in the Company’s consolidated balance sheet. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured into U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other income (expense) within the Company’s consolidated statement of operations.
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
      Earnings Per Share: The Company calculates its basic earnings per share based on the weighted effect of all common shares issued and outstanding. Net income is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings per share. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares used in the basic earnings per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings per share calculation. Both basic and diluted earnings per share amounts are calculated for earnings from continuing operations and loss from discontinued operations for all periods presented.
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

	Continuing Operations			Net Earnings

Years Ended December 31	2005	2004	2003	2005	2004	2003

Earnings:
Earnings, as reported	$4,599	$2,191	$928	$4,578	$1,532	$893
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects	9	15	23	9	19	27
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(170)	(150)	(187)	(170)	(188)	(249)

Pro forma earnings	$4,438	$2,056	$764	$4,417	$1,363	$671

Basic earnings per common share:
As reported	$1.86	$0.93	$0.40	$1.85	$0.65	$0.38
Pro forma	$1.80	$0.87	$0.33	$1.79	$0.58	$0.29
Diluted earnings per common share:
As reported	$1.82	$0.90	$0.39	$1.81	$0.64	$0.38
Pro forma	$1.76	$0.85	$0.33	$1.75	$0.57	$0.29

      The weighted-average fair value of options granted was $5.75, $7.74, and $3.21 for 2005, 2004 and 2003, respectively. The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: dividend yields of 1.0%, 0.9% and 1.8%; expected volatility of 35.2%, 46.8% and 46.6%; risk-free interest rate of 3.9%, 3.7% and 2.6%; and expected lives of 5 years for each grant.
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
      Recent Accounting Pronouncements:
      In October 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statement”. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections; however, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS 154 will have a material impact on our financial condition, results of operations, or cash flows.
      In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), a revision to Statement No. 123, “Accounting for Stock-Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2005, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $467 million. Upon adoption of SFAS 123R, a majority of this amount will be recognized over the remaining vesting period of these options. The Company will adopt SFAS 123R as of January 1, 2006. The Company believes that the adoption of this standard will result in a reduction of earnings per share by $0.06 to $0.08 in 2006. This estimate is based on many assumptions including the level of stock option grants expected in 2006, the Company’s stock price, and significant assumptions in the option valuation model including volatility and the expected life of options. Actual expenses could differ from the estimate.
      In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversions based on the normal capacity of the production facilities. The Company is required to adopt provisions of SFAS 151, on a prospective basis, as of January 1, 2006. The Company does not believe the adoption of SFAS 151 will have a material impact on the future results of operations.
2. Discontinued Operations
       During the second quarter of 2004, the Company completed the separation of its semiconductor operations into a separate subsidiary, Freescale Semiconductor, Inc. (“Freescale Semiconductor”). Under the terms of the Master Separation and Distribution Agreement entered into between Motorola and Freescale Semiconductor, Freescale Semiconductor has agreed to indemnify Motorola for substantially all past, present and future liabilities associated with the semiconductor business. In July 2004, an initial public offering (“IPO”) of a minority interest of approximately 32.5% of Freescale Semiconductor was completed. As a result of the IPO the company recorded additional paid-in capital of $397 million related to the excess of the IPO price over the book value of the shares sold. Concurrently in July 2004, Freescale Semiconductor issued senior debt securities in an aggregate principal amount of $1.25 billion. On December 2, 2004, Motorola completed the spin-off of its remaining 67.5% equity interest in Freescale Semiconductor. The spin-off was effected by way of a pro rata non-cash dividend to Motorola stockholders, which reduced retained earnings by $2.5 billion. Holders of Motorola stock at the close of business on November 26, 2004 received a dividend of .110415 shares of Freescale Semiconductor Class B common stock per share of Motorola common stock. No fractional shares of Freescale Semiconductor were issued. Stockholders entitled to fractional shares of Freescale Semiconductor Class B common stock in the distribution received the cash value instead. The equity distribution was structured to be tax-free to Motorola stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares). The historical results of Freescale Semiconductor have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented.
      The following table displays summarized financial information for discontinued operations:

Years Ended December 31	2005	2004*	2003

Net sales (including sales to other Motorola businesses of $1,154 million and $961 million for the years ended December 31, 2004 and 2003, respectively)	$—	$5,180	$4,864
Operating earnings (loss)	26	213	(189)
Earnings (loss) before income taxes	26	241	(83)
Income tax expense (benefit)	47	900	(48)
Loss from discontinued operations, net of tax	(21)	(659)	(35)

* Includes the results of operations through December 2, 2004

3. Other Financial Data
Statement of Operations Information
Other Charges (Income)
      Other charges (income) included in operating earnings consist of the following:

Years Ended December 31	2005	2004	2003

Other charges (income):
Settlements and collections related to Telsim	$(515)	$(44)	$—
Reorganization of businesses	66	(15)	23
Goodwill impairment	—	125	73
Iridium settlements	—	—	(100)
In-process research and development charges	2	34	32
Insurance settlements	—	—	(69)
Other	(11)	(4)	7

	$(458)	$96	$(34)

Other Income (Expense)
      The following table displays the amounts comprising Interest income (expense), net, and Other included in Other income (expense) in the Company’s consolidated statements of operations:

Years Ended December 31	2005	2004	2003

Interest income (expense), net:
Interest expense:	$(325)	$(353)	$(423)
Interest income	396	154	129

	$71	$(199)	$(294)

Other:
Investment impairments	$(25)	$(36)	$(96)
Repayment of previously-reserved Iridium loan	30	—	—
Debt retirement	(137)	(81)	(3)
Sprint Nextel derivative adjustment	51	—	—
Foreign currency loss	(38)	(44)	(73)
Other	11	20	30

	$(108)	$(141)	$(142)

Earnings Per Common Share
      The following table presents the computation of the basic and diluted earnings per common share from both continuing operations and net earnings, which includes discontinued operations:

	Continuing Operations			Net Earnings

Years Ended December 31	2005	2004	2003	2005	2004	2003

Basic earnings per common share:
Earnings	$4,599	$2,191	$928	$4,578	$1,532	$893
Weighted average common shares outstanding	2,471.3	2,365.0	2,321.9	2,471.3	2,365.0	2,321.9
Per share amount	$1.86	$0.93	$0.40	$1.85	$0.65	$0.38

Diluted earnings per common share:
Earnings	$4,599	$2,191	$928	$4,578	$1,532	$893
Add: Interest on equity security units, net	—	42	—	—	42	—

Earnings, as adjusted	$4,599	$2,233	$928	$4,578	$1,574	$893

Weighted average common shares outstanding	2,471.3	2,365.0	2,321.9	2,471.3	2,365.0	2,321.9
Add effect of dilutive securities:
Stock options/restricted stock	55.7	48.8	26.7	55.7	48.8	26.7
Equity security units	—	57.8	—	—	57.8	—
Zero coupon notes due 2009 and 2013	—	0.4	2.6	—	0.4	2.6

Diluted weighted average common shares outstanding	2,527.0	2,472.0	2,351.2	2,527.0	2,472.0	2,351.2

Per share amount	$1.82	$0.90	$0.39	$1.81	$0.64	$0.38

      In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the year ended December 31, 2005, the assumed conversion of 44.8 million stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the year ended December 31, 2004, the assumed conversion of 155.8 million stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the year ended December 31, 2003, the assumed conversions of the zero coupon notes due 2009, equity security units and 200.9 million stock options were excluded because their inclusion would have been antidilutive.
Balance Sheet Information
Accounts Receivable
      Accounts Receivable, net, consists of the following:

December 31	2005	2004

Accounts receivable	$5,885	$4,707
Less allowance for doubtful accounts	(106)	(182)

	$5,779	$4,525

Inventories
      Inventories, net, consist of the following:

December 31	2005	2004

Finished goods	$1,287	$1,429
Work-in-process and production materials	1,784	1,665

	3,071	3,094
Less inventory reserves	(549)	(548)

	$2,522	$2,546

Other Current Assets
      Other Current Assets consists of the following:

December 31	2005	2004

Contractor receivables	$1,240	$658
Costs in excess of billings	359	328
Deferred costs	263	170
Other	531	639

	$2,393	$1,795

Property, Plant, and Equipment
      Property, Plant and Equipment, net, consists of the following:

December 31	2005	2004

Land	$168	$200
Building	1,849	1,959
Machinery and equipment	6,055	6,222

	8,072	8,381
Less accumulated depreciation	(5,801)	(6,049)

	$2,271	$2,332

      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $532 million, $561 million and $664 million, respectively.
Investments
      Investments consist of the following:

December 31	2005	2004

Available-for-sale securities:
Cost basis	$1,065	$616
Gross unrealized gains	232	2,296
Gross unrealized losses	(75)	(7)

Fair value	1,222	2,905
Other securities, at cost	294	213
Equity method investments	138	123

	$1,654	$3,241

      The Company recorded investment impairment charges of $25 million, $36 million and $96 million for the years ended December 31, 2005, 2004 and 2003, respectively. These impairment charges represent other-than-temporary declines in the value of the Company’s investment portfolio. The impairment charges in 2005 and 2004 are primarily related to cost-based investment write-downs. The $96 million of impairment charges in 2003 is primarily comprised of a $29 million charge to write down to zero the Company’s debt security holdings in a European cable operator and other cost-based investment write-downs. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.
      Gains on sales of investments and businesses, consists of the following:

Years Ended December 31	2005	2004	2003

Gains on sales of investments	$1,848	$434	$524
Gains on sales of businesses	13	26	15

	$1,861	$460	$539

      During the first half of 2005, the Company sold 22.5 million shares of common stock of Nextel Communications, Inc. (“Nextel”). The Company received approximately $679 million in cash and realized a pre-tax gain of $609 million from these sales. Subsequent to these sales, the Company owned 25 million shares of common stock and 29.7 million shares of non-voting common stock of Nextel.
      On August 12, 2005, Sprint Corporation completed its merger (the “Sprint Nextel Merger”) with Nextel. In connection with the Sprint Nextel Merger, Motorola received $46 million in cash, 31.7 million voting shares and 37.6 million non-voting shares of Sprint Nextel Corporation (“Sprint Nextel”), in exchange for its remaining 54.7 million shares of Nextel. As a result of this transaction, the Company realized a gain of $1.3 billion, comprised of a $1.7 billion gain recognized on the receipt of cash and the 69.3 million shares of Sprint Nextel in exchange for its shares of Nextel, net of a $418 million loss recognized on its hedge of 25 million shares of common stock of Nextel, as described below.
      On December 14, 2004, in connection with the announcement of the definitive agreement relating to the Sprint Nextel Merger, Motorola, a Motorola subsidiary and Nextel entered into an agreement pursuant to which Motorola and its subsidiary agreed not dispose of their 29.7 million non-voting shares of Nextel (now 37.6 million shares of non-voting common stock of Sprint Nextel issued in exchange for Nextel non-voting common stock pursuant to the Sprint Nextel Merger) for a period of no longer than two years. In exchange for this agreement, Nextel paid Motorola a fee of $50 million in 2005.
      In March 2003, the Company entered into agreements with multiple investment banks to hedge up to 25 million of its voting shares of Nextel common stock over periods of three, four and five years, respectively. Although the precise number of shares of Nextel common stock the Company was required to deliver to satisfy the contracts was dependent upon the price of Nextel common stock on the various settlement dates, the maximum aggregate number of shares was 25 million and the minimum number of shares was 18.5 million. Prior to August 12, 2005, changes in the fair value of these variable share forward purchase agreements (the “Variable Forwards”) were recorded in Non-owner changes to equity included in Stockholders’ equity. As a result of the Sprint Nextel Merger, the Company realized the cumulative $418 million loss relating to the Variable Forwards that had previously been recorded in Stockholders’ equity. In addition, the Variable Forwards purchase agreements were adjusted to reflect the underlying economics of the Sprint Nextel Merger. The Company did not designate the adjusted Variable Forwards as a hedge of the Sprint Nextel shares received as a result of the merger. Accordingly, the Company recorded $51 million of gains reflecting the change in value of the Variable Forwards from August 12, 2005 through the settlement of the Variable Forwards of the instruments with the counterparties during the fourth quarter of 2005.
      During the fourth quarter of 2005, the Company elected to settle the Variable Forwards by delivering 30.3 million shares of Sprint Nextel common stock, with a value of $725 million, to the counterparties and selling the remaining 1.4 million Sprint Nextel common shares in the open market. The Company received aggregate cash proceeds of $391 million and realized a loss of $70 million in connection with the settlement and sale.
      Total gains recognized in 2005 related to its investment in Nextel and Sprint Nextel as described above were approximately $1.8 billion included in Gains on Sales of Investments and Businesses in Other income (expense) in the Company’s consolidated Statement of Operations plus $51 million of gains related to the Variable Forwards included in Other in Other income (expense) in the Company’s consolidated statement of operations.
      For the year ended December 31, 2004, the $460 million gain on sales of investments and businesses is primarily comprised of: (i) a $130 million gain on the sale of the Company’s remaining shares in Broadcom Corporation, (ii) a $122 million gain on the sale of a portion of the Company’s shares in Nextel, (iii) an $82 million gain on the sale of a portion of the Company’s shares in Telus Corporation, and (iv) a $68 million gain on the sale of a portion of the Company’s shares in Nextel Partners, Inc.

Other Assets
      Other Assets consists of the following:

December 31	2005	2004

Long-term finance receivables, net of allowance of $12 and $1,966	$82	$87
Goodwill	1,349	1,283
Intangible assets, net of accumulated amortization of $444 and $375	233	233
Royalty license arrangement	471	—
Other	475	278

	$2,610	$1,881

Accrued Liabilities
      Accrued Liabilities consists of the following:

December 31	2005	2004

Customer reserves	$1,181	$857
Compensation	1,091	1,349
Contractor payables	985	287
Warranty reserves	501	500
Tax liabilities	495	387
Customer downpayments	438	412
Deferred revenue	387	360
Other	2,556	2,404

	$7,634	$6,556

Other Liabilities
      Other Liabilities consists of the following:

December 31	2005	2004

Defined benefit plans	$1,644	$1,481
Equity derivative liabilities	—	340
Postretirement health care plan	66	100
Royalty license arrangement	315	—
Other	657	486

	$2,682	$2,407

Stockholders’ Equity Information
Comprehensive Earnings (Loss)
      The net unrealized gains (losses) on securities included in Comprehensive Earnings (Loss) are comprised of the following:

Years Ended December 31	2005	2004

Gross unrealized gains (losses) on securities, net of tax	$(204)	$200
Less: Realized gains, net of tax	1,116	282

Net unrealized losses on securities, net of tax	$(1,320)	$(82)

Share Repurchase Program
      On May 18, 2005, the Company announced that its Board of Directors authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending on May 31, 2008, subject to market conditions. During the year ended December 31, 2005, the Company paid $874 million to repurchase 41.7 million shares pursuant to the program. All repurchased shares have been retired.
4. Debt and Credit Facilities
Long-Term Debt

December 31	2005	2004

7.6% notes due 2007	$118	$118
4.608% senior notes due 2007	1,212	1,219
6.5% notes due 2008	114	200
5.8% notes due 2008	84	324
7.625% notes due 2010	525	1,193
8.0% notes due 2011	599	598
6.5% debentures due 2025	397	398
7.5% debentures due 2025	398	398
6.5% debentures due 2028	296	295
5.22% debentures due 2097	193	193
Other long-term debt	39	42

	3,975	4,978
Fair value adjustment	(50)	3
Less: current maturities	(119)	(400)

Long-term debt	$3,806	$4,581

Short-Term Debt

December 31	2005	2004

Notes to banks	$29	$17
Commercial paper	300	300

	329	317
Add: current maturities	119	400

Notes payable and current portion of long-term debt	$448	$717

Weighted average interest rates on short-term borrowings

Commercial paper	3.4%	1.6%
Other short-term debt	3.4%	3.3%

      In August 2005, the Company commenced cash tender offers for up to $1.0 billion of certain of its outstanding long-term debt. The tender offers expired on September 28, 2005 and the Company repurchased an aggregate principal amount of $1.0 billion of its outstanding long-term debt for an aggregate purchase price of $1.1 billion. Included in the $1.0 billion of long-term debt repurchased were repurchases of a principal amount of: (i) $86 million of the $200 million of 6.50% Notes due 2008 outstanding, (ii) $241 million of the $325 million of 5.80% Notes due 2008 outstanding, and (iii) $673 million of the $1.2 billion of 7.625% Notes due 2010 outstanding. In addition, the Company terminated a notional amount of $1.0 billion of fixed-to-floating interest rate swaps associated with the debt repurchased, resulting in an expense of approximately $22 million. The aggregate charge for the repurchase of the debt and the termination of the associated interest rate swaps, as presented in Other income (expense) in the Company’s consolidated statements of operations, was $137 million.
      On September 1, 2005, the Company retired approximately $1 million of the $398 million of 6.5% Debentures due 2025 (the “2025 Debentures”) in connection with the holders of the debentures right to put their debentures back to the Company. The residual put options expired unexercised and the remaining $397 million of 2025 Debentures were reclassified to long-term debt.
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
      In July 2004, the Company called for the redemption of the $1.4 billion aggregate principal amount outstanding of its 6.75% Notes due 2006 (the “2006 Notes”). All of the 2006 Notes were redeemed in August 2004 for an aggregate purchase price of approximately $1.5 billion. This debt was redeemed partially with proceeds distributed to the Company by Freescale Semiconductor and partially with available cash balances.
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
      Aggregate requirements for long-term debt maturities (assuming earliest put date) during the next five years are as follows: 2006-$119 million; 2007-$1.2 billion; 2008-$200 million; 2009-$2 million.; 2010-$529 million
      In May 2004, the Company signed a new 3-year revolving credit agreement for $1 billion, replacing two existing facilities totaling $1.6 billion. At December 31, 2005, the commitment fee assessed against the daily average amounts unused was 12.5 basis points. Important terms of the credit agreement include covenants relating to net interest coverage and total debt to book capitalization ratios. The Company was in compliance with the terms of the credit agreement at December 31, 2005. The Company’s current corporate credit ratings are “BBB+” with a “stable” outlook by S&P, “Baa2” with a “stable” outlook by Moody’s, and “BBB+” with a “positive” outlook by Fitch. The Company has never borrowed under its domestic revolving credit facilities. The Company also has $1.9 billion of non-U.S. credit facilities with interest rates on borrowings varying from country to country depending upon local market conditions. At December 31, 2005, the Company’s total domestic and non-U.S. credit facilities totaled $2.9 billion, of which $95 million was considered utilized.
LYONs is a trademark of Merrill Lynch & Co., Inc.
SM “Trust Originated Preferred Securities” and “TOPrS” are service marks of Merrill Lynch & Co., Inc.

5. Risk Management
Derivative Financial Instruments
Foreign Currency Risk
      As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to hedge, or to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as a part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract.
      The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses of the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing, and component sourcing.
      At December 31, 2005 and 2004, the Company had net outstanding foreign exchange contracts totaling $2.8 billion and $3.9 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions except for the ineffective portion of the instruments which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange derivative positions as of December 31, 2005 compared to their respective positions at December 31, 2004:

	December 31

Buy (Sell)	2005	2004

Euro	$(1,076)	$(1,588)
Chinese Renminbi	(728)	(821)
Brazilian Real	(348)	(318)
British Pound	(226)	(173)
Japanese Yen	(73)	(179)

      The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, which presently have high credit ratings, to fail to meet their obligations.
Interest Rate Risk
      At December 31, 2005, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $4.0 billion of long-term debt, including current maturities, which is primarily priced at long-term, fixed interest rates.

      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term, LIBOR-based variable rate payments. During the year ended December 31, 2005, in conjunction with the repurchase of an aggregate principal amount of $1.0 billion of long-term debt, the Company terminated a notional amount of $1.0 billion of these swaps that were associated with the repurchased debt resulting in expense of approximately $22 million which is identified as debt retirement within Other income (expense) in the Company’s consolidated statements of operations. The following table displays which interest rate swaps were outstanding at December 31, 2005:

	Notional Amount
	Hedged
Date Executed	(in millions)	Underlying Debt Instrument

August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$2,642

      The short-term LIBOR-based variable rate payments on the above interest rate swaps was 6.9% for the three months ended December 31, 2005. The fair value of the interest rate swaps at December 31, 2005 and 2004, was approximately $(50) million and $3 million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2005 or 2004.
      The Company designated its interest rate swap agreements as part of a fair value hedging relationship. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements.
      The Company is exposed to credit loss in the event of nonperformance by the counterparties to its swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, credit-worthy financial institutions having long-term debt ratings of “A” or better and, does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, thus minimizing credit risk concentration.
Stockholders’ Equity
      Derivative instruments activity, net of tax, included in Non-Owner Changes to Equity within Stockholders’ Equity for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Balance at January 1	$(272)	$(202)
Increase (decrease) in fair value	28	(86)
Reclassifications to earnings	246	16

Balance at December 31	$2	$(272)

Fair Value Hedges
      The Company recorded income of $1.5 million, $0.1 million and $3 million for the years ended December 31, 2005, 2004 and 2003, respectively, representing the ineffective portions of changes in the fair value of fair value hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The Company excluded the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price from the measure of effectiveness as these amounts are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. Expense (income) related to fair value hedges that were discontinued for the years ended December 31, 2005, 2004 and 2003 are included in the amounts noted above.

Cash Flow Hedges
      The Company recorded expense (income) of $(0.5) million, $11.9 million and $(1.5) million for the years ended December 31, 2005, 2004 and 2003, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The Company excluded the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price from the measure of effectiveness as these amounts are charged to Other within Other income (expense) in the Company’s consolidated statement of operations. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2005, 2004 and 2004 are included in the amounts noted above.
      During the years ended December 31, 2005, 2004 and 2003, on a pre-tax basis, expense (income) of $(21) million, $27 million and $(1) million, respectively, was reclassified from equity to earnings and is included in Other within Other income (expense) in the Company’s consolidated statements of operations. If exchange rates do not change from year-end, the Company estimates that $2 million of pre-tax net derivative expense included in Non-Owner Changes to Equity within Stockholders’ Equity would be reclassified into earnings within the next twelve months and will be reclassified in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.
      At December 31, 2005, the maximum term of derivative instruments that hedge forecasted transactions was three years. However, the weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was 4 months.
Net Investment in Foreign Operations Hedge
      At December 31, 2005 and 2004, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.
Investments Hedge
      In March 2003, the Company entered into agreements with multiple investment banks to hedge up to 25 million of its voting shares of Nextel common stock over periods of three, four and five years, respectively. Although the precise number of shares of Nextel common stock the Company was required to deliver to satisfy the contracts was dependent upon the price of Nextel common stock on the various settlement dates, the maximum aggregate number of shares was 25 million and the minimum number of shares was 18.5 million. Prior to August 12, 2005, changes in the fair value of these variable share forward purchase agreements (the “Variable Forwards”) were recorded in Non-owner changes to equity included in Stockholders’ equity. As a result of the Sprint Nextel Merger, the Company realized the cumulative $418 million loss relating to the Variable Forwards that had previously been recorded in Stockholders’ equity. In addition, the Variable Forwards purchase agreements were adjusted to reflect the underlying economics of the Sprint Nextel Merger. The Company did not designate the adjusted Variable Forwards as a hedge of the Sprint Nextel shares received as a result of the merger. Accordingly, the Company recorded $51 million of gains reflecting the change in value of the Variable Forwards from August 12, 2005 through the settlement of the Variable Forwards with the counterparties during the fourth quarter of 2005.
      During the fourth quarter of 2005, the Company elected to settle the Variable Forwards by delivering 30.3 million shares of Sprint Nextel common stock, with a value of $725 million, to the counterparties and selling the remaining 1.4 million Sprint Nextel common shares in the open market. The Company received aggregate cash proceeds of $391 million and realized a loss of $70 million in connection with the settlement and sale.
Fair Value of Financial Instruments
      The Company’s financial instruments include cash equivalents, Sigma Funds, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments.
      Using available market information, the Company determined that the fair value of long-term debt at December 31, 2005 was $4.3 billion compared to a carrying value of $4.0 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
      The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2005.
6. Income Taxes
       Components of earnings (loss) from continuing operations before income taxes are as follows:

Years Ended December 31	2005	2004	2003

United States	$3,319	$994	$679
Other nations	3,201	2,258	697

	$6,520	$3,252	$1,376

      Components of income tax expense (benefit) are as follows:

Years Ended December 31	2005	2004	2003

United States	$265	$44	$115
Other nations	637	456	300
States (U.S.)	19	6	16

Current income tax expense	921	506	431

United States	891	547	(14)
Other nations	(42)	(94)	—
States (U.S.)	151	102	31

Deferred income tax expense	1,000	555	17

Total income tax expense	$1,921	$1,061	$448

      Deferred tax charges (benefits) that were recorded within Non-Owner Changes to Equity in the Company’s consolidated balance sheets resulted primarily from fair value adjustments to available-for-sale securities, losses on derivative instruments and minimum pension liability adjustments. The adjustments were $(753) million, $(189) million and $440 million for the years ended December 31, 2005, 2004 and 2003, respectively. Except for certain earnings that the Company intends to reinvest indefinitely, provisions have been made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. Federal income taxes has been provided, aggregate $2.8 billion, $5.6 billion and $5.1 billion at December 31, 2005, 2004 and 2003, respectively. The portion of earnings not reinvested indefinitely may be distributed substantially free of additional U.S. federal income taxes given the U.S. federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits.
      On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act provides for a special one-time tax incentive for U.S. multinationals to repatriate accumulated earnings from their foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. The Company repatriated approximately $4.6 billion of accumulated foreign earnings under the Act and recorded an associated net income tax benefit of $265 million. The net income tax benefit included a $303 million tax benefit relating to the repatriation under the Act, offset by a $38 million tax charge for the reassessment of the Company’s cash position and related tax liability associated with the remaining foreign undistributed earnings.

      Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) are as follows:

Years Ended December 31	2005	2004	2003

Income tax expense at statutory rate	$2,282	$1,138	$482
Taxes on non-U.S. earnings	(468)	(529)	(62)
State income taxes	123	71	32
Tax benefit on qualifying repatriations	(265)	—	—
Tax on undistributed non-U.S. earnings	202	327	114
Research credits	(24)	(74)	(11)
Foreign export sales	(14)	(31)	(16)
Non-deductible acquisition charges	2	11	11
Goodwill impairments	—	44	25
Tax benefit on disposition of subsidiaries	(81)	—	—
Other provisions	233	42	(125)
Valuation allowance	(88)	(26)	2
Other	19	88	(4)

	$1,921	$1,061	$448

      Significant components of deferred tax assets (liabilities) are as follows:

December 31	2005	2004

Inventory	$233	$246
Employee benefits	881	865
Capitalized items	1,067	1,238
Tax basis differences on investments	(98)	306
Depreciation tax basis differences on fixed assets	71	96
Undistributed non-U.S. earnings	(229)	(550)
Tax carryforwards	2,098	2,199
Available for sale securities	(60)	(871)
Business reorganization	20	24
Long-term financing reserves	152	868
Warranty and customer reserves	368	504
Valuation Allowances	(896)	(892)
Deferred charges	45	48
Other	(37)	(187)

	$3,615	$3,894

      Gross deferred tax assets were $10.0 billion, $9.8 billion and $8.8 billion at December 31, 2005, 2004 and 2003, respectively. Deferred tax assets, net of valuation allowances, were $9.1 billion, $8.9 billion and $8.0 billion at December 31, 2005, 2004 and 2003, respectively. Gross deferred tax liabilities were $5.5 billion, $5.0 billion and $3.9 billion at December 31, 2005, 2004 and 2003, respectively.
      The Company had deferred tax assets for U.S. tax carryforwards totaling $1.6 billion and $1.6 billion at December 31, 2005 and 2004, respectively. At December 31, 2005, these carryforwards were comprised of $247 million of federal net operating loss carryforwards, $135 million of state net operating loss carryforwards, $780 million of foreign tax credit carryovers, $270 million of general business credit carryovers, $75 million of minimum tax credit carryforwards, $7 million of capital loss carryforwards and $54 million of state tax credit and other carryforwards.
      A majority of the U.S. net operating losses and general business credits can be carried forward for 20 years, capital losses can be carried forward for five years and minimum tax credits can be carried forward indefinitely. The carryforward period for foreign tax credits was extended to 10 years, from 5 years, during 2004 due to the enactment of the Act. The Company has $35 million of foreign tax credits scheduled to expire in 2011 and the remaining from 2013 through 2015 and $50 million of general business credits scheduled to expire in 2018 and the remaining from 2019 through 2025. The Company has deferred tax assets of $168 million, $7 million and $9 million of Federal net operating loss, capital loss and general business credit carryforwards, respectively, from acquired subsidiaries which have limitations placed on their availability and the Company has recorded $184 million of valuation allowances against these carryforwards. The Company has also recorded $87 million of valuation allowance against certain state tax loss carryforwards and state tax credits with carryforward period of seven years or less. During 2005, the Company reduced its valuation allowance against certain State tax carryforwards by $15 million based on the likelihood that the Company will utilize the tax carryforwards before they expire. The Company believes that the remaining U.S. deferred tax assets are more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
      The Company’s non-U.S. subsidiaries, primarily in Germany and the UK, had deferred tax assets from tax carryforwards of $530 million and $634 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the Company had $428 million of deferred tax assets for tax carryforwards which can be carried forward indefinitely, $78 million which will expire in seven years or less and $24 million which will expire in 15 years or less. At December 31, 2005, the Company has recorded valuation allowances of $461 million against its German, UK and certain other non-U.S. subsidiaries tax loss and credit carryforwards and valuation allowances of $164 million against other deferred tax assets of its non-U.S. subsidiaries. During 2005, the Company realized tax benefits of $76 million relating to the reversal of foreign valuation allowances on tax carryforwards and deferred tax assets that were utilized during the year. The Company believes that the remaining deferred tax assets of its non-U.S. subsidiaries are more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
      During 2005, the Internal Revenue Service (“IRS”) started its field examination of the Company’s 2001 through 2003 tax returns. The IRS has proposed certain adjustments to the Company’s income and credit for these tax years that would result in additional tax. In the Company’s opinion, the final disposition of these proposed adjustments will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. The Company anticipates the completion of the field examination during 2006.
      During 2004, the IRS completed its field examination of the Company’s 1996 through 2000 tax returns. The examination is now at the appellate level of the IRS. In connection with this examination, the Company received notices of certain adjustments proposed by the IRS, primarily related to transfer pricing. The Company disagrees with these proposed transfer pricing-related adjustments and intends to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on all matters relating to transfer pricing for the period of the examination, it could result in additional taxable income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million. The IRS may make similar claims for years subsequent to 2000 in future audits. Although the final resolution of the proposed adjustments is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the period in which the matter is ultimately resolved.
      During 2005, the Company reached favorable agreements with several non-U.S. taxing authorities that resulted in net income tax benefits of $28 million. The Company has several other non-U.S. income tax audits pending and while the final resolution is uncertain, in the opinion of the Company’s management the ultimate disposition of the audits will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
7. Employee Benefit and Incentive Plans
Pension Benefits
      The Company’s noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. The Company also provides defined benefit plans to some of its foreign entities (the “Non-U.S. Plans”).
      The Company also has a noncontributory supplemental retirement benefit plan (the “Officers’ Plan”) for its elected officers. The Officers’ Plan contains provisions for funding the participants’ expected retirement benefits when the participants meet the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers’ Plan as of December 31, 1999 had the option to remain in the Officers’ Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999, no new elected officers were eligible to participate in the Officers’ Plan. Effective June 30, 2005, salaries were frozen for this plan.

      The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits in excess of the limitations imposed by the Internal Revenue Code on the Regular Pension Plan. All newly elected officers are participants in MSPP. Elected officers covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP.
      The net U.S. periodic pension cost for the regular pension plan, officers’ plan, MSPP and Non U.S. plans was as follows:
Regular Pension Plan

Years Ended December 31	2005	2004	2003

Service cost	$142	$168	$173
Interest cost	280	271	252
Expected return on plan assets	(315)	(286)	(281)
Amortization of:
Unrecognized net loss	75	33	—
Unrecognized prior service cost	(5)	(7)	(7)
Settlement/curtailment gain	—	(12)	—

Net periodic pension cost	$177	$167	$137

Officers’ Plan and MSPP

Years Ended December 31	2005	2004	2003

Service cost	$10	$14	$16
Interest cost	9	12	13
Expected return on plan assets	(3)	(3)	(4)
Amortization of:
Unrecognized net loss	5	7	5
Unrecognized prior service cost	1	1	1
Settlement/ curtailment loss	12	14	16

Net periodic pension cost	$34	$45	$47

Non-U.S. Plans

Years Ended December 31	2005	2004	2003

Service cost	$44	$51	$52
Interest cost	67	66	49
Expected return on plan assets	(52)	(47)	(37)
Amortization of:
Unrecognized net loss	14	24	18
Unrecognized prior service cost	—	1	1
Settlement/curtailment loss	—	2	—

Net periodic pension cost	$73	$97	$83

      The status of the Company’s plans is as follows:

	2005			2004

		Officers			Officers
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Change in benefit obligation:
Benefit obligation at January 1	$4,741	$185	$1,310	$4,174	$208	$1,225
Service cost	142	10	44	168	14	51
Interest cost	280	9	67	271	12	66
Plan amendments	4	—	—	—	—	—
Discontinued operations	—	—	—	—	—	(80)
Settlement/curtailment	—	(20)	(3)	(115)	(8)	(27)
Actuarial (gain)loss	277	6	264	403	13	(36)
Foreign exchange valuation adjustment	—	—	(148)	—	—	125
Employee contributions	—	—	11	—	—	14
Tax payments	—	(16)	—	—	(20)	—
Benefit payments	(269)	(14)	(25)	(160)	(34)	(28)

Benefit obligation at December 31	5,175	160	1,520	4,741	185	1,310

Change in plan assets:
Fair value at January 1	3,483	87	772	2,798	96	668
Return on plan assets	247	2	155	265	3	60
Company contributions	275	33	62	580	25	47
Employee contributions	—	—	11	—	—	14
Discontinued operations	—	—	—	—	—	(59)
Foreign exchange valuation adjustment	—	—	(83)	—	—	61
Tax payments from plan assets	—	(15)	—	—	(4)	—
Benefit payments from plan assets	(269)	(15)	(21)	(160)	(33)	(19)

Fair value at December 31	3,736	92	896	3,483	87	772

Funded status of the plan	(1,439)	(68)	(624)	(1,258)	(98)	(538)
Unrecognized net loss	1,831	75	450	1,561	103	354
Unrecognized prior service cost	(31)	(3)	4	(40)	1	4

Prepaid (accrued) pension cost	$361	$4	$(170)	$263	$6	$(180)

Components of prepaid (accrued) pension cost:
Intangible asset	$—	$—	$4	$—	$4	$5
Prepaid benefit cost	—	—	18	—	—	20
Accrued benefit liability	(1,023)	(58)	(563)	(924)	(72)	(485)
Deferred income taxes	526	24	2	452	28	1
Non-owner changes to equity	858	38	369	735	46	279

	$361	$4	$(170)	$263	$6	$(180)

      The Company uses a five-year, market-related asset value method of amortizing asset-related gains and losses. Prior service costs are being amortized over periods ranging from 9 to 15 years. The benefit obligation and related assets have been measured as of December 31, 2005 for all U.S. plans and as of October 1, 2005 for all Non-U.S. plans. Benefits under all U.S. pension plans are valued based upon the projected unit credit cost method.
      Certain actuarial assumptions such as the discount rate and the long-term rate of return on plan assets have a significant effect on the amounts reported for net periodic cost as well as the related obligation amounts of the Company’s plans. The assumed discount rates reflects the prevailing market rates of a large population of high-quality, non-callable, corporate bonds currently available that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and cash and other investments. In determining the long-term return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the plan funds to be invested.

      Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	2005		2004

December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate for obligations	6.00%	5.46%	6.50%	5.34%
Investment return assumption (Regular Plan)	8.50%	6.94%	8.50%	6.93%
Investment return assumption (Officers’ Plan)	6.00%	N/A	6.00%	N/A

      Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2005		2004

December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate for obligations	6.00%	4.60%	6.00%	5.44%
Future compensation increase rate (Regular Plan)	4.00%	4.14%	4.00%	4.21%
Future compensation increase rate (Officers’ Plan)	0.00%	N/A	3.00%	N/A

      Negative financial market returns during 2000 through 2002 resulted in a decline in the fair-market value of plan assets. This, when combined with declining discount rate assumptions in the last several years, has resulted in a decline in the plans’ funded status. Consequently, the Company’s accumulated benefits obligation exceeded the fair-market value of the plan assets for various plans including the Regular Pension Plan, the Officers’ Pension Plan and certain Non U.S. plans.
      The accumulated benefit obligations for the plans were as follows:

	2005			2004

		Officers			Officers
		and	Non		and	Non
December 31	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Accumulated benefit obligation	$4,759	$149	$1,429	$4,407	$160	$1,244

      As required, after-tax charges of $208 million, $188 million and $182 million for the years ended December 31, 2005, 2004 and 2003, respectively, were recorded to reflect the net change in the Company’s additional minimum pension liability associated with these plans. This change was included in Non-Owner Changes to Equity in the consolidated balance sheets.
      The Company has adopted an pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the pension plans retain professional investment managers that invest plan assets in equity and fixed income securities and cash. In addition, some plans invest in insurance contracts. The Company has the following target mixes for these asset classes, which are readjusted at least quarterly, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a reasonable risk level as follows:

	Target Mix

	2005	2004
Asset Category

Equity securities	73%	73%
Fixed income securities	25%	25%
Cash and other investments	2%	2%

      The weighted-average pension plan asset allocation at December 31, 2005 and 2004 by asset categories was as follows:

	Actual Mix

Asset Category	2005	2004

Equity securities	73%	73%
Fixed income securities	25	25
Cash and other investments	2	2

	100%	100%

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
      The Company expects to make a cash contribution of approximately $275 million to its U.S. pension plans and $44 million to its Non-U.S. pension plans in 2006.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S.
	Pension	Non
Year	Plans	U.S.

2006	$192	$22
2007	194	24
2008	220	27
2009	228	30
2010	238	32
2011-2015	1,515	231

Postretirement Health Care Benefits
      Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment. For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the postretirement healthcare plan has been closed to new participants.
      The assumptions used were as follows:

December 31	2005	2004

Discount rate for obligations	5.75%	6.00%
Investment return assumptions	8.50%	8.50%

      Net retiree health care expenses were as follows:

Years Ended December 31	2005	2004	2003

Service cost	$9	$10	$12
Interest cost	30	46	48
Expected return on plan assets	(19)	(21)	(25)
Amortization of:
Unrecognized net loss	10	14	11
Unrecognized prior service cost	(3)	(4)	(3)
Settlement/curtailment gain	—	(6)	—

Net retiree health care expense	$27	$39	$43

      The funded status of the plan is as follows.

December 31	2005	2004

Change in benefit obligation:
Benefit obligation at January 1	$544	$535
Service cost	9	10
Interest cost	30	46
Plan amendments	1	(17)
Curtailment	—	(22)
Actuarial (gain) loss	(36)	53
Benefit payments	(52)	(61)

Benefit obligation at December 31	496	544

Change in plan assets:
Fair value at January 1	188	218
Return on plan assets	15	18
Company contributions	43	—
Benefit payments made with plan assets	(34)	(48)

Fair value at December 31	212	188

Funded status of the plan	(284)	(356)
Unrecognized net loss	230	272
Unrecognized prior service cost	(12)	(16)

Accrued retiree health care cost	$(66)	$(100)

      In connection with the spin-off of Freescale Semiconductor, post-retirement health care benefit obligations relating to eligible former and active vested Freescale Semiconductor employees on December 2, 2004 (Spin-off Date) and active Freescale Semiconductor employees who vest within the three year period following the Spin-off Date, were transferred to Freescale Semiconductor. Benefit obligations transferred were $217 million with $99 million of unrecognized net losses also transferred to Freescale Semiconductor. Such amounts have been excluded from the Motorola amounts for both periods presented above. Additionally under the terms of the Employee Matters Agreement entered into between Motorola and Freescale Semiconductor, Motorola is obligated to transfer to Freescale Semiconductor $68 million in cash or Plan assets plus approximately $7 million of investment returns earned on these plan assets as of December 31, 2005, as permitted by law without adverse tax consequences to Motorola. This obligation is included in Accrued Liabilities in the Company’s consolidated balance sheets.
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

	Target Mix

Asset Category	2005	2004

Equity securities	75%	75%
Fixed income securities	24%	24%
Cash and other investments	1%	1%

      The weighted-average asset allocation for plan assets at December 31, 2005 and 2004 by asset categories were as follows:

	Actual Mix

Asset Category	2005	2004

Equity securities	75%	76%
Fixed income securities	22	22
Cash and other investments	3	2

	100%	100%

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
      Cash contributions of $43 million were made to the retiree healthcare plan in 2005. The Company expects to make a cash contribution of $45 million to the retiree health care plan in 2006.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2006	$45
2007	43
2008	41
2009	39
2010	37
2011-2015	168

      The health care trend rate used to determine the December 31, 2005 accumulated postretirement benefit obligation is 10.0% for 2006. Beyond 2006 the trend rate is graded down 1.0% per year until it reaches 5.0% by 2011 and then remains flat. The health care trend rate used to determine the December 31, 2004 accumulated postretirement benefit obligation was 10.0% for 2005 with the trend rate graded down per year until reaching 5.0% by 2010 and then remaining flat.
      Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net retiree health care expense as follows:

	1% Point	1% Point
	Increase	Decrease

Effect on:
Accumulated postretirement benefit obligation	$24	$(25)
Net retiree health care expense	2	(2)

      Due to the Company’s lifetime maximum cap on postretirement health care expenses per person, a change in the discount rate trend assumption has a small impact on the liability and related expense.
      The Company has no significant postretirement health care benefit plans outside the United States.

Stock Compensation Plans
Employee Stock Purchase Plan
      The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2005, 2004 and 2003, employees purchased 11.7 million, 13.1 million and 20.5 million shares, respectively, at prices ranging from $12.66 to $12.72, $10.31 to $15.33 and $7.02 to $7.10, respectively.
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
      Stock options activity was as follows (in thousands, except exercise price and employee data):

	2005		2004			2003

	Shares	Wtd. Avg.	Shares		Wtd. Avg.	Shares	Wtd. Avg.
	Subject to	Exercise	Subject to		Exercise	Subject to	Exercise
Years Ended December 31	Options	Price	Options		Price	Options	Price

Options outstanding at January 1	335,757	$16	305,842		$17	286,536	$20
Options granted	40,675	16	58,429		18	76,769	8
Adjustments to options outstanding to reflect Freescale Semiconductor spin-off	—	—	36,111		2	—	—
Options exercised	(85,527)	12	(25,178)		13	(1,412)	8
Options terminated, cancelled or expired	(23,150)	25	(39,447	)*	15	(56,051)	21

Options outstanding at December 31	267,755	17	335,757		16	305,842	17

Options exercisable at December 31	149,329	19	195,297		17	135,612	23

Approx. number of employees granted options	25,300		33,900			41,900

*	The 39,447 options terminated, cancelled or expired includes approximately 22,000 options that were unvested and forfeited by employees of Freescale Semiconductor as of the spin-off.
      At December 31, 2005 and 2004, 79.6 million shares and 111.2 million shares, respectively, were available for future grants under the terms of these plans.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable

		Wtd. avg.	Wtd. avg.		Wtd. avg.
	No. of	exercise	contractual	No. of	exercise
Exercise price range	options	price	life (in yrs.)	options	price

Under $7	821	$6	3	790	$6
$7-$13	109,899	10	6	71,123	11
$14-$20	122,273	16	7	43,511	17
$21-$27	2,555	24	5	1,698	25
$28-$34	1,882	32	4	1,882	32
$35-$41	29,910	39	9	29,910	39
$42-$48	379	47	5	379	44
$49-$55	36	51	4	36	51

	267,755			149,329

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
      Total restricted stock and restricted stock units issued and outstanding at December 31, 2005 and 2004 were 4.4 million and 6.0 million, respectively. At December 31, 2005 and 2004, the amount of related deferred compensation reflected in Stockholders’ Equity in the Company’s consolidated balance sheets was $37 million and $36 million, respectively. Net additions to deferred compensation for both the years ended December 31, 2005 and 2004 were $15 million and $10 million, respectively. An aggregate of approximately 1.7 million, 1.1 million, and 2.5 million shares of restricted stock and restricted stock units were granted in 2005, 2004 and 2003, respectively. The amortization of deferred compensation for the years ended December 31, 2005, 2004 and 2003 was $14 million, $24 million and $36 million, respectively.
Other Benefits
      Defined Contribution Plans: The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate.
      In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Effective January 1, 2005, newly hired employees have a higher maximum matching contribution at 4% on the first 6% of employee contributions, compared to 3% for employees hired prior to January 2005.
      Company contributions, primarily relating to the employer match, to all plans for the years ended December 31, 2005, 2004 and 2003 were $81 million, $74 million and $67 million, respectively. Effective January 1, 2005, the plan was amended to exclude the profit sharing component. The profit sharing contribution for the year ended December 31, 2004 was $69 million. There was no profit sharing contribution for the year ended December 31, 2003. Before 2005, profit sharing contributions were generally based upon pre-tax earnings, as defined, with an adjustment for the aggregate matching contribution.
      Motorola Incentive Plan: The Motorola Incentive Plan provides eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals are met. The provision for awards under these incentive plans for the years ended December 31, 2005, 2004 and 2003 were $548 million, $771 million and $422 million, respectively.
      Mid-Range Incentive Plan: The Mid-Range Incentive Plan (“MRIP”) rewards participating elected officers for the Company’s achievement of outstanding performance during the period, based on two performance objectives measured over two-year cycles. The provision for MRIP for the years ended December 31, 2005, 2004 and 2003 was $19 million, $56 million and $5 million, respectively.
      Long-Range Incentive Plan: In 2005, a Long Range Incentive Plan (“LRIP”) was introduced to replace the current MRIP. LRIP rewards participating elected officers for the Company’s achievement of outstanding performance during the period, based on two performance objectives measured over three-year cycles. The provision for LRIP for the year ended December 31, 2005 was $15 million.
      Reclassification of Incentive Compensation Costs: The consolidated statements of operations include reclassified incentive compensation costs, which were previously reported as a component of Selling, general and administrative (“SG&A”) expenditures, to Cost of sales and Research and development (“R&D”) expenditures based upon the function in which the related employees operate. The impact of this reclassification was: (i) a reduction in Gross margin of $89 million, $143 million and $64 million in 2005, 2004 and 2003, respectively, (ii) a decrease in SG&A expenditures of $334 million, $495 million and $244 million in 2005, 2004 and 2003, respectively, and (iii) an increase in R&D expenditures of $245 million, $352 million and $180 million in 2005, 2004 and 2003, respectively. The reclassification has also been reflected within the quarterly financial information provided in Note 15. The reclassifications did not affect Net sales, Operating earnings, Earnings from continuing operations, net earnings or earnings per share.
8. Financing Arrangements
       Finance receivables consist of the following:

December 31	2005	2004

Gross finance receivables	$272	$2,136
Less allowance for losses	(12)	(1,966)

	260	170
Less current portion	(178)	(83)

Long-term finance receivables	$82	$87

      Current finance receivables are included in Accounts Receivable and long-term finance receivables are included in Other Assets in the Company’s consolidated balance sheets. Interest income recognized on finance receivables for the years ended December 31, 2005, 2004 and 2003 was $7 million, $9 million and $18 million, respectively.
      An analysis of impaired finance receivables included in total finance receivables is as follows:

December 31	2005	2004

Impaired finance receivables:
Requiring allowance for losses	$10	$1,973
Expected to be fully recoverable	—	—

	10	1,973
Less allowance for losses on impaired finance receivables	10	1,966

Impaired finance receivables, net	$—	$7

      Interest income on impaired finance receivables is recognized as cash is collected and totaled less than $1 million for the year ended December 31, 2005 and $2 million and $5 million for the years ended December 31, 2004 and 2003, respectively.
      On October 28, 2005, the Company announced that it settled the Company’s and its subsidiaries’ financial and legal claims against Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”). The Government of Turkey and the Turkish Savings and Deposit Insurance Fund (“TMSF”) are third-party beneficiaries of the settlement agreement. In settlement of its claims, the Company received $500 million in cash and the right to receive 20% of any proceeds in excess of $2.5 billion from any sale of Telsim. On December 13, 2005, Vodafone agreed to purchase Telsim for $4.55 billion, pursuant to a sales process organized by the TMSF. This purchase has not yet been completed. Accordingly, Motorola expects to receive an additional cash payment of $410 million upon the completion of the sale. The gross receivable outstanding from Telsim was zero at December 31, 2005. The Company is permitted to, and will continue to, enforce its U.S. court judgment against the Uzan family, except in Turkey and three other countries. As a result of difficulties in collecting the amounts due from Telsim, the

Company had previously recorded charges reducing the net receivable from Telsim to zero. The net receivable from Telsim has been zero since 2002.
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
      In the aggregate, at December 31, 2005, these committed facilities provided for up to $1.1 billion to be outstanding with the third parties at any time, as compared to up to $724 million provided at December 31, 2004 and up to $598 million provided at December 31, 2003. As of December 31, 2005, $585 million of these committed facilities were utilized, compared to $305 million utilized at December 31, 2004 and $295 million utilized at December 31, 2003. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.
      Total finance receivables sold by the Company were $4.5 billion in 2005 (including $4.2 billion of short-term receivables), compared to $3.8 billion sold in 2004 (including $3.8 billion of short-term receivables) and $2.8 billion sold in 2003 (including $2.7 billion of short-term receivables). As of December 31, 2005, there were $1.0 billion of receivables outstanding under these programs for which the Company retained servicing obligations (including $838 million of short-term receivables), compared to $720 million outstanding at December 31, 2004 (including $589 of short-term receivables) and $557 million outstanding at December 31, 2003 (including $378 of short-term receivables).
      Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $66 million at December 31, 2005 as compared to $25 million at December 31, 2004. Reserves of $4 million were recorded for potential losses on sold receivables at both December 31, 2005 and December 31, 2004.
      Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $689 million at December 31, 2005, compared to $294 million at December 31, 2004. Of these amounts, $594 million was supported by letters of credit or by bank commitments to purchase receivables at December 31, 2005, compared to $162 million at December 31, 2004.
      In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $115 million and $78 million at December 31, 2005 and December 31, 2004, respectively (including $66 million and $70 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $71 million and $29 million at December 31, 2005 and December 31, 2004, respectively (including $42 million and $25 million, respectively, relating to the sale of short-term receivables).
9. Commitments and Contingencies
Leases
      The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income for the years ended December 31, 2005, 2004 and 2003 was $254 million,

$217 million and $223 million, respectively. At December 31, 2005, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows: 2006— $438 million; 2007— $190 million; 2008— $134 million; 2009— $109 million; 2010— $84 million; beyond— $195 million.
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
      The Company was sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. Trial has been scheduled for August 7, 2006.
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
Other
      The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification under these types of provisions at December 31, 2005 and 2004 was $28 million and $37 million, respectively, with the Company accruing $1 million and $2 million as of December 31, 2005 and 2004, respectively, for certain claims that have been asserted under these provisions.
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
10. Information by Segment and Geographic Region
       Effective January 1, 2005, the Company reports financial results for the following business segments, with all historical amounts reclassified to conform to the current segment presentation.

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products.

•	The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public safety, government, utility, transportation and other worldwide markets, and participates in the market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles.

•	The Networks segment designs, manufactures, sells, installs and services: (i) cellular infrastructure systems, including hardware and software, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In addition, the segment designs, manufactures, and sells embedded communications computing platforms.

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems (“CMTS”) and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home (“DTH”) satellite networks and private networks for business communications, and (vi) advanced video communications products.
      Segment operating results are measured based on operating earnings(loss) adjusted, if necessary, for certain segment-specific items and corporate allocations. Intersegment and intergeographic sales are accounted for on an arm’s-length pricing basis. Intersegment sales included in adjustments and eliminations were:

Years Ended December 31	2005	2004	2003

Mobile Devices	$189	$212	$209
Government and Enterprise Mobility Solutions	54	33	46
Networks	102	49	26
Connected Home Solutions	14	4	1

	$359	$298	$282

      Domestic export sales to third parties were $2.1 billion, $2.7 billion and $1.9 billion for the years ended December 31, 2005, 2004 and 2003, respectively. Domestic export sales to affiliates and subsidiaries, which are eliminated in consolidation, were $2.6 billion, $1.8 billion, and $1.8 billion for the years ended December 31, 2005, 2004 and 2003, respectively.
      Identifiable assets (excluding intersegment receivables) are the Company’s assets that are identified with classes of similar products or operations in each geographic region.
      For the years ended December 31, 2005, 2004 and 2003, approximately 12%, 13% and 12%, respectively, of net sales were to Sprint Nextel (including Nextel and Nextel affiliates).
Segment information

				Operating Earnings
	Net Sales			(Loss)

Years Ended December 31	2005	2004	2003	2005	2004	2003

Mobile Devices	$21,455	$17,108	$11,238	$2,198	$1,728	$511
Government and Enterprise Mobility Solutions	6,597	6,228	5,568	882	842	663
Networks	6,332	6,026	4,846	990	718	148
Connected Home Solutions	2,765	2,214	1,745	185	146	48

	37,149	31,576	23,397	4,255	3,434	1,370
Other and Eliminations	(306)	(253)	(242)	441	(302)	(97)

	$36,843	$31,323	$23,155

Operating earnings				4,696	3,132	1,273
Total other income				1,824	120	103

Earnings from continuing operations before income taxes				$6,520	$3,252	$1,376

      The 2005 Operating Earnings in Other as presented in Other and Eliminations above consists primarily of collections related to Telsim, partially offset by general corporate expenses which are not identifiable with a particular segments activity. These expenses primarily consist of costs related to developmental business and research and development projects not at the corporate level, restructuring costs related to corporate employees, and Iridium related costs.

	Assets			Capital Expenditures			Depreciation Expense

Years Ended December 31	2005	2004	2003	2005	2004	2003	2005	2004	2003

Mobile Devices	$7,548	$5,442	$3,900	$126	$92	$62	$127	$136	$168
Government and Enterprise Mobility Solutions	3,080	2,958	2,606	200	238	111	157	151	148
Networks	3,469	3,169	3,111	114	100	85	133	145	168
Connected Home Solutions	2,252	2,240	2,284	21	27	23	47	54	66

	16,349	13,809	11,901	461	457	281	464	486	550
Other and Eliminations	19,300	17,113	14,908	122	37	63	68	75	114

	35,649	30,922	26,809	583	494	344	532	561	664
Discontinued Operations	—	—	5,190

	$35,649	$30,922	$31,999

      Assets in Other include primarily cash and cash equivalents, Sigma Funds, deferred income taxes, marketable securities, property, plant and equipment, investments, and the administrative headquarters of the Company.
Geographic area information

							Property, Plant, and
	Net Sales*			Assets**			Equipment

Years Ended December 31	2005	2004	2003	2005	2004	2003	2005	2004	2003

United States	$21,575	$19,462	$16,216	$24,128	$19,633	$19,079	$1,230	$1,304	$1,424
China	5,010	4,574	3,645	3,881	3,557	2,530	202	218	237
Germany	3,220	2,817	1,798	998	982	581	119	141	137
Singapore	2,522	1,849	815	2,993	3,389	1,612	35	32	28
Other nations	14,949	12,970	9,153	7,842	7,666	6,877	741	667	666
Adjustments and Eliminations	(10,433)	(10,349)	(8,472)	(4,193)	(4,305)	(3,870)	(56)	(30)	(19)

	$36,843	$31,323	$23,155	$35,649	$30,922	$26,809	$2,271	$2,332	$2,473

*	Net sales by geographic region are measured by the location of the revenue-producing operations.

**	Excludes assets from discontinued operations of $5.2 billion at December 31, 2003.
11. Stockholder Rights Plan
       The terms of the Preferred Share Purchase Rights Agreement attach certain rights to existing shares of common stock, $3 par value, of the Company at the rate of one right for each share of common stock.
      Each right entitles a shareholder to buy, under certain circumstances, one thirty-thousandth of a share of preferred stock for $66.66. The rights generally will be exercisable only if a person or group acquires 10% or more of the Company’s common stock or begins a tender or exchange offer for 10% or more of the Company’s common stock. If a person acquires beneficial ownership of 10% or more of the Company’s common stock, all holders of rights other than the acquiring person, will be entitled to purchase the Company’s common stock (or, in certain cases, common equivalent shares) at a 50% discount. The Company may redeem the new rights at a price of $0.0033 per right. The rights will expire on November 20, 2008.
12. Reorganization of Businesses
       The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and, therefore, such benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.
2005 Charges
      During the year ended December 31, 2005, the Company initiated various productivity improvement plans aimed principally at improving manufacturing and distribution efficiencies and reducing costs in its integrated supply-chain organization, as well as reducing other operating expenses. The Company recorded net reorganization of business charges of $106 million, including $40 million of charges in Costs of Sales and $66 million of charges under Other Charges in the Company’s consolidated statement of operations. Included in the aggregate $106 million are charges of $102 million for employee separation costs, $15 million for fixed asset adjustments and $5 million for exit costs, partially offset by $16 million of reversals for accruals no longer needed. Total employees impacted by these actions are 2,625.
      The following table displays the net reorganization of business charges by segment:

Year Ended
December 31,
Segment	2005

Mobile Devices	$27
Government and Enterprise Mobility Solutions	64
Networks	3
Connected Home Solutions	4

98
General Corporate	8

$106

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2005 to December 31, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	December 31,
	2005	Charges	Adjustments	Used	2005

Exit costs—lease terminations	$84	$5	$(7)	$(27)	$55
Employee separation costs	46	102	(16)	(79)	53

	$130	$107	$(23)	$(106)	$108

(1)	Includes translation adjustments.
Exit Costs—Lease Terminations
      At January 1, 2005, the Company had an accrual of $84 million for exit costs attributable to lease terminations. The 2005 additional charges of $5 million were primarily related to a lease cancellation by the Government and Enterprise Mobility Solutions segment. The 2005 adjustments of $7 million represent reversals of $1 million for accruals no longer needed and $6 million of translation adjustments. The $27 million used in 2005 reflects cash payments to lessors. The remaining accrual of $55 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheet at December 31, 2005, represents future cash payments for lease termination obligations.
Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $46 million for employee separation costs, representing the severance costs for approximately 500 employees, of which 50 were direct employees and 450 were indirect employees. The 2005 additional charges of $102 million represent costs for an additional 2,625 employees, of which 1,350 were direct employees and 1,275 were indirect employees. The adjustments of $16 million represent reversals of accruals no longer needed.
      During 2005, approximately 1,500 employees, of which 300 were direct employees and 1,200 were indirect employees, were separated from the Company. The $79 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $53 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheet at December 31, 2005, is expected to be paid to approximately 1,600 employees to be separated in 2006.
2004 Charges
      During the year ended December 31, 2004, the Company recorded net reorganization of business reversals of $12 million, including $3 million of charges in Costs of Sales and $15 million of reversals under Other Charges in the Company’s consolidated statement of operations. Included in the aggregate $12 million are charges of $59 million for employee separation costs and $5 million for fixed asset adjustment income, partially offset by $66 million of reversals for accruals no longer needed. Total employees impacted by these action were approximately 900.
      The following table displays the net reorganization of business charges by segment for employee separation and exit cost reserves:

Year Ended
December 31,
Segment	2004

Mobile Devices	$(27)
Government and Enterprise Mobility Solutions	9
Networks	—
Connected Home Solutions	(4)

(22)
General Corporate	15

$(7)

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2004 to December 31, 2004:

	Accruals at	2004		2004	Accruals at
	January 1,	Additional	2004(1)	Amount	December 31,
	2004	Charges	Adjustments	Used	2004

Exit costs—lease terminations	$143	$—	$(21)	$(38)	$84
Employee separation costs	116	59	(34)	(95)	46

	$259	$59	$(55)	$(133)	$130

(1)	Includes translation adjustments.
Exit Costs—Lease Terminations
      At January 1, 2004, the Company had an accrual of $143 million for exit costs attributable to lease terminations. The 2004 adjustments of $21 million represent reversals of $32 million for accruals no longer needed, partially offset by an $11 million translation adjustment. The $38 million used in 2004 reflects cash payments to lessors. The remaining accrual of $84 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheet at December 31, 2004, represents future cash payments for lease termination obligations.
Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees, of which 1,000 were direct employees and 1,100 were indirect employees. The 2004 additional charges of $59 million represented the severance costs for approximately

900 employees, of which 100 were direct employees and 800 were indirect employees. The adjustments of $34 million represent reversals of accruals no longer needed.
      During 2004, approximately 2,500 employees, of which 1,000 were direct employees and 1,500 were indirect employees, were separated from the Company. The $95 million used in 2004 reflects cash payments to these separated employees. The remaining accrual of $46 million was included in Accrued Liabilities in the Company’s consolidated balance sheet at December 31, 2004.
2003 Charges
      During the year ended December 31, 2003, the Company recorded net reorganization of business charges of $39 million, including $16 million of charges in Costs of Sales and $23 million of charges under Other Charges in the Company’s consolidated statement of operations. Included in the aggregate $39 million are charges of $212 million, partially offset by $173 million of reversals for accruals no longer needed. The charges primarily consisted of: (i) $85 million in the Mobile Devices segment, primarily related to the exit of certain manufacturing activities in Flensburg, Germany and the closure of an engineering center in Boynton Beach, Florida, (ii) $50 million in the Government and Enterprise Mobility Solutions segment for segment-wide employee separation costs, and (iii) $39 million in General Corporate, primarily for the impairment of assets classified as held-for-sale and employee separation costs. The $212 million of charges were partially offset by reversals of previous accruals of $173 million, consisting of: (i) $125 million relating to unused accruals of previously-expected employee separation costs across all segments, (ii) $28 million, primarily for assets that the Company intended to use that were previously classified as held-for-sale, and (iii) $20 million for exit cost accruals no longer required across all segments.
      The following table displays the net reorganization of business charges by segment:

Year Ended
December 31,
Segment	2003

Mobile Devices	$51
Government and Enterprise Mobility Solutions	32
Networks	(40)
Connected Home Solutions	(7)
Other Products	4

40
General Corporate	(1)

$39

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2003 to December 31, 2003:

	Accruals at	2003		2003	Accruals at
	January 1,	Additional	2003(1)	Amount	December 31,
	2003	Charges	Adjustments	Used	2003

Exit costs—lease terminations	$209	$11	$(20)	$(57)	$143
Employee separation costs	336	163	(125)	(258)	116

	$545	$174	$(145)	$(315)	$259

(1)	Includes translation adjustments.
Exit Costs—Lease Terminations
      At January 1, 2003, the Company had an accrual of $209 million for exit costs attributable to lease terminations. The 2003 additional charges of $11 million were primarily related to the exit of certain manufacturing activities in Germany by the Mobile Devices segment. The 2003 adjustments of $20 million represent reversals for accruals no longer needed. The $57 million used in 2003 reflects cash payments to lessors. The remaining accrual of $143 million, which is included in Accrued Liabilities in the Company’s consolidated balance sheet at December 31, 2003, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2003, the Company had an accrual of $336 million for employee separation costs, representing the severance costs for approximately 5,700 employees, of which 2,000 were direct employees and 3,700 were indirect employees. The 2003 additional charges of $163 million represented the severance costs for approximately 3,200 employees, of which 1,200 were direct employees and 2,000 were indirect employees. The adjustments of $125 million represent the severance costs for approximately 1,600 employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved.
      During 2003, approximately 5,200 employees, of which 2,000 were direct employees and 3,200 were indirect employees, were separated from the Company. The $258 million used in 2003 reflects $254 million of cash payments to these separated employees and $4 million of non-cash utilization. The remaining accrual of $116 million was included in Accrued Liabilities in the Company’s consolidated balance sheet at December 31, 2003.
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
      The Company did not have any significant acquisitions in 2005. The following is a summary of significant acquisitions in 2004 and 2003:

				In-Process
				Research and
	Quarter			Development
	Acquired	Consideration	Form of Consideration	Charge

2004 Acquisitions
MeshNetworks, Inc.	Q4	$169	Cash	$16
Force Computers	Q3	$121	Cash	$2
2003 Acquisitions
Winphoria Networks, Inc.	Q2	$179	Cash	$32

      The following table summarizes net tangible and intangible assets acquired and the consideration provided for the acquisitions identified above:

Years Ended December 31	2004	2003

Tangible net assets	$39	$—
Goodwill	178	93
Other intangibles	55	54
In-process research and development	18	32

	$290	$179

Consideration:
Cash	$290	$179
Stock	—	—

	$290	$179

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
      The results of operations of MeshNetworks have been included in the Government and Enterprise Mobility Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.
Force Computers
      In August 2004, the Company acquired Force Computers, (“Force”), a worldwide designer and supplier of open, standards-based and custom embedded computing solutions, for $121 million in cash.
      The Company recorded approximately $59 million in goodwill, none of which was deductible for tax purposes, a $2 million charge for acquired in-process research and development, and $35 million in other intangibles. The in-process research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company’s consolidated balance sheets. The intangible assets will be amortized over a period of 5 years on a straight-line basis.
      The results of operations of Force have been included in the Networks segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.
Winphoria Networks
      In May 2003, the Company acquired Winphoria Networks, Inc. (“Winphoria”), a core infrastructure provider of next-generation, packet-based mobile switching centers for wireless networks, for approximately $179 million in cash.

      The Company recorded approximately $93 million in goodwill, none of which was deductible for tax purposes, a $32 million charge for acquired in-process research and development, and $54 million in other intangibles. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, a total of eight projects were in process. The average risk adjusted rate used to value these projects ranged from 25% to 28%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company’s consolidated balance sheets. The intangible assets will be amortized over periods ranging from 3 to 5 years on a straight-line basis.
      The results of operations of Winphoria have been included in the Networks segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.
Intangible Assets
      Amortized intangible assets, excluding goodwill were comprised of the following:

	2005		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Intangible assets:
Licensed technology	$113	$105	$113	$103
Completed technology	412	288	419	246
Other intangibles	152	51	76	26

	$677	$444	$608	$375

      Amortization expense on intangible assets was $69 million, $53 million and $101 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future amortization expense is estimated to be as follows: 2006— $75 million; 2007— $61 million; 2008— $42 million; 2009— $30 million and 2010— $14 million.
      The following tables display a rollforward of the carrying amount of goodwill from January 1, 2004 to December 31, 2005, by business segment:

	January 1,			December 31,
Segment	2005	Acquired	Adjustments	2005

Mobile Devices	$17	$—	$—	$17
Government and Enterprise Mobility Solutions	257	73	(7)	323
Networks	251	—	(18)	233
Connected Home Solutions	758	16	2	776

	$1,283	$89	$(23)	$1,349

	January 1,			December 31,
Segment	2004	Acquired	Adjustments	2004

Mobile Devices	$17	$—	$—	$17
Government and Enterprise Mobility Solutions	123	134	—	257
Networks	192	59	—	251
Connected Home Solutions	758	—	—	758
Other	125	—	(125)	—

	$1,215	$193	$(125)	$1,283

      The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value (FV) of each reporting unit is compared to its book value. If the FV of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Fair value is determined with the help of independent appraisal firms using a combination of present value techniques and quoted market prices of comparable businesses. No impairment charges were required for the year ended December 31, 2005. For the year ended December 31, 2004, the Company determined that goodwill related to a sensor group, which was subsequently divested in 2005, was impaired by a total of $125 million. For the year ended December 31, 2003 the Company determined that goodwill at the infrastructure reporting unit of the Connected Home Solutions segment was impaired by $73 million.

14.	Valuation and Qualifying Accounts
       The following table presents the valuation and qualifying account activity for the years ended December 31, 2005, 2004 and 2003:

		Charged to
	Balance at	Net			Balance at
	January 1	Earnings	Used	Adjustments(1)	December 31

2005
Reorganization of Businesses	$130	$107	$(106)	$(23)	$108
Allowance for Doubtful Accounts	182	24	(16)	(84)	106
Allowance for Losses on Finance Receivables	1,966	—	(1,926)	(28)	12
Inventory Reserves	548	606	(417)	(188)	549
Warranty Reserves	500	848	(716)	(131)	501
Customer Reserves	857	3,245	(2,619)	(302)	1,181
2004
Reorganization of Businesses	259	59	(133)	(55)	130
Allowance for Doubtful Accounts	224	47	(28)	(61)	182
Allowance for Losses on Finance Receivables	2,095	2	(69)	(62)	1,966
Inventory Reserves	592	418	(408)	(54)	548
Warranty Reserves	359	648	(387)	(120)	500
Customer Reserves	584	2,594	(2,036)	(285)	857
2003
Reorganization of Businesses	545	174	(315)	(145)	259
Allowance for Doubtful Accounts	234	51	(23)	(38)	224
Allowance for Losses on Finance Receivables	2,251	33	(160)	(29)	2,095
Inventory Reserves	826	498	(618)	(114)	592
Warranty Reserves	309	319	(178)	(91)	359
Customer Reserves	539	844	(731)	(68)	584

(1)	Includes translation adjustments.

15. Quarterly and Other Financial Data (unaudited)*

	2005				2004

	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Operating Results
Net sales	$8,161	$8,825	$9,424	$10,433	$7,441	$7,541	$7,499	$8,842
Costs of sales	5,505	5,972	6,418	7,171	5,100	4,976	4,962	5,931

Gross margin	2,656	2,853	3,006	3,262	2,341	2,565	2,537	2,911

Selling, general and administrative expenses	945	935	937	1,042	883	965	917	949
Research and development expenditures	853	918	919	990	787	841	860	924
Other charges (income)	(7)	18	50	(519)	(14)	(26)	116	20

Operating earnings	865	982	1,100	1,749	685	785	644	1,018

Earnings from continuing operations	692	947	1,750	1,210	466	619	426	680
Net earnings (loss)	692	933	1,751	1,202	609	(203)	479	647
Per Share Data (in dollars)
Basic earnings per common share from continuing operations	$0.28	$0.38	$0.71	$0.48	$0.20	$0.26	$0.18	$0.28
Diluted earnings per common share from continuing operations	0.28	0.38	0.69	0.47	0.19	0.25	0.18	0.28
Basic earnings (loss) per common share	0.28	0.38	0.71	0.48	0.26	(0.09)	0.20	0.27
Diluted earnings (loss) per common share	0.28	0.37	0.69	0.47	0.25	(0.08)	0.20	0.26
Dividends declared	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Dividends paid	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Stock prices(1)
High	17.52	19.25	23.99	24.99	18.90	20.89	18.77	20.03
Low	14.69	14.48	18.05	19.45	14.19	16.18	13.83	16.20

(1)	The 2004 common stock price information above is based on historical New York Stock Exchange market prices and has not been adjusted to reflect the spin-off of Freescale Semiconductor, on December 2, 2004, in which holders of Motorola common stock at the close of business on November 26, 2004 received a dividend of .110415 shares of Freescale Semiconductor Class B common stock.

*	Includes reclassified incentive compensation costs as described further in “Reclassification of Incentive Compensation Costs” in Note 7, “Employment Benefit and Incentive Plans”.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Management’s Report on Internal Control Over Financial Reporting.
      Motorola’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth in the Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2005. KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included herein.
Changes in Internal Control Over Financial Reporting.
      There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures, that Motorola, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Motorola, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Motorola, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.
Chicago, Illinois
February 28, 2006

Item 9B: Other Information
       None
PART III
Item 10: Directors and Executive Officers of the Registrant
       The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” of Motorola’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2006 (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “What Are the Committees of the Board?” and “Report of Audit and Legal Committee” of Motorola’s Proxy Statement.
      The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Other Matters -Section 16(a) Beneficial Ownership Reporting Compliance” of Motorola’s Proxy Statement.
      The response to this Item also incorporates by reference the information under the caption “Communications—How Can I Recommend a Director Candidate to the Governance and Nominating Committee?” of Motorola’s Proxy Statement.
      Motorola has adopted a code of ethics, the Motorola Code of Business Conduct (the “Code”), that applies to all employees, including Motorola’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted on Motorola’s Internet website, www.motorola.com/investor, and is available free of charge, upon request to Investor Relations, Motorola, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorola.com, phone: 1-800-262-8509. Any amendment to, or waiver from, the Code will be posted on our Internet website within five business days following the date of the amendment or waiver. Motorola’s Code of Business Conduct applies to all Motorola employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by implementing the values we share as employees of Motorola— our key beliefs— uncompromising integrity and constant respect for people. The Code places special responsibility on managers and prohibits retaliation for reporting issues.
Item 11: Executive Compensation
       The response to this Item incorporates by reference the information under the caption“How Are the Directors Compensated?” of Motorola’s Proxy Statement and under the captions “Summary Compensation Table,” “Aggregated Option Exercises in 2005 and 2005 Year-End Option Values,” “Stock Option Grants in 2005,” “Long-Term Incentive Plans— LRIP Cycle 2005-2007,” “Retirement Plans,” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” of Motorola’s Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
       The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Ownership of Securities” of Motorola’s Proxy Statement.
Item 13: Certain Relationships and Related Transactions
       The response to this Item incorporates by reference the relevant information under the caption “Certain Related Transactions” of Motorola’s Proxy Statement.
Item 14: Principal Accountant Fees and Services
       The response to this Item incorporates by reference the information under the caption “Independent Registered Public Accounting Firm” and “Audit and Legal Committee Pre-Approval Policies” of Motorola’s Proxy Statement.

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
Form of Motorola, Inc. Award Document— Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options
Form of Motorola, Inc. Award Document— Terms and Conditions Related to Employee Nonqualified Stock Options
Form of Motorola, Inc. Restricted Stock Agreement
Form of Motorola, Inc. Restricted Stock Unit Agreement (Cliff Vesting)
Form of Motorola, Inc. Restricted Stock Unit Agreement (Periodic Vesting)
Forms of Motorola, Inc. Award Document— Terms and Conditions Related to Employee Non-Qualified Stock Options for Edward J. Zander
Forms of Motorola, Inc. Restricted Stock Unit Award Agreements for Edward J. Zander
Form of Motorola Stock Option Consideration Agreement
Form of Motorola Stock Option Consideration Agreement for Edward J. Zander
Form of Deferred Stock Units Agreement
Motorola 2006 Incentive Plan
Motorola Long-Range Incentive Plan (LRIP) of 2005
Motorola Elected Officers Supplementary Retirement Plan
Motorola Management Deferred Compensation Plan
Motorola, Inc. Senior Officer Change in Control Severance Plan
Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005
Arrangement for directors’ fees and retirement plan for non-employee directors
Insurance covering non-employee directors and their spouses
Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003
Motorola Non-Employee Directors Stock Plan
(b) Exhibits:
      See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Motorola, Inc.:
      We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-51847, 333-65941, 333-88735, 333-36308, 333-37114, 333-60560, 333-60612, 333-60976, 333-87724, 333-87728, 333-87730, 333-104259, 333-105107 and 333-123879) and on Form S-3 (Nos. 333-75940, 333-76637 and 333-36320) of Motorola, Inc. of our reports dated February 28, 2006, with respect to the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, and the effectiveness of internal control over financial reporting as of December 31, 2005, which reports appear in the December 31, 2005, annual report on Form 10-K of Motorola, Inc.
Chicago, Illinois
February 28, 2006

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Edward J. Zander

Edward J. Zander
Chairman of the Board and
Chief Executive Officer
February 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Zander Edward J. Zander	Chairman of the Board and Chief Executive Office (Principal Executive Officer)	February 28, 2006

/s/ David W. Devonshire David W. Devonshire	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2006

/s/ Steven J. Strobel Steven J. Strobel	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2006

/s/ H. Laurance Fuller H. Laurance Fuller	Director	February 28, 2006

/s/ Judy C. Lewent Judy C. Lewent	Director	February 28, 2006

/s/ Dr. Walter E. Massey Dr. Walter E. Massey	Director	February 28, 2006

/s/ Thomas J. Meredith Thomas J. Meredith	Director	February 28, 2006

/s/ Nicholas Negroponte Nicholas Negroponte	Director	February 28, 2006

/s/ Indra K. Nooyi Indra K. Nooyi	Director	February 28, 2006

/s/ Samuel C. Scott III Samuel C. Scott III	Director	February 28, 2006

/s/ Ron Sommer Ron Sommer	Director	February 28, 2006

Signature	Title	Date

/s/ James R. Stengel James R. Stengel	Director	February 28, 2006

/s/ Douglas A. Warner III Douglas A. Warner III	Director	February 28, 2006

/s/ Dr. John A. White Dr. John A. White	Director	February 28, 2006

/s/ Miles D. White Miles D. White	Director	February 28, 2006

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation of Motorola, Inc., as amended through May 3, 2000 (incorporated by reference to Exhibit 3(i)(b) to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000) (File No. 1-7221)).

3.2		Certificate of Designations, Preferences and Rights of Junior Participating Preferred Stock, Series B (incorporated by reference to Exhibit 3.3 to Motorola’s Registration Statement on Form S-3 dated January 20, 1999 (Registration No. 333-70827)).

3.3		Motorola, Inc. Amended and Restated Bylaws as of February 23, 2006 (incorporated by reference to Exhibit 3.1 to Motorola’s Report on Form 8-K filed March 1, 2006 (File No. 1-7221)).

4.1		Amended and Restated Rights Agreement effective as of February 5, 2004 between Motorola, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1.1 to Amendment No. 3 to Motorola’s Registration Statement on Form 8-A/ A dated February 5, 2004 (File No. 1-7221)).

4	.2(a)	Senior Indenture, dated as of May 1, 1995, between Harris Trust and Savings Bank and Motorola, Inc. (incorporated by reference to Exhibit 4(d) of the Registrant’s Registration Statement on Form S-3 dated September 25, 1995 (Registration No. 33-62911)).

4	.2(b)	Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.2(b) to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).
Certain instruments defining the rights of holders of long-term debt of Motorola and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph(4)(iii)(A) of Item 601 of Regulation S-K. Motorola agrees to furnish a copy of any such instrument to the Commission upon request.

10.1		Master Separation and Distribution Agreement between Motorola, Inc. and Freescale Semiconductor, Inc. entered into as of April 4, 2004. (incorporated by reference to Exhibit 10(a) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.2		Tax Sharing Agreement dated as of April 4, 2004 by and among Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(b)(i) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.3		Amendment No. 1 to the Tax Sharing Agreement between Motorola, Inc. and Freescale Semiconductor, Inc. entered into as of June 18, 2004. (incorporated by reference to Exhibit 10(b)(ii) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.4		Employee Matters Agreement (as Amended and Restated entered into as of June 18, 2004) between Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(c) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.5		Intellectual Property Assignment Agreement entered into as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(d) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.6		Intellectual Property License Agreement entered into as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(e) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

Exhibit No.	Exhibit

10.7	Transition Services Agreement entered into on April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(f) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.8	Semiconductor Purchase Agreement effective as of April 4, 2004 between Motorola, Inc. and Freescale Semiconductor, Inc. (incorporated by reference to Exhibit 10(g) of Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.9	Motorola Omnibus Incentive Plan of 2003, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.1 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.10	Motorola Omnibus Incentive Plan of 2002, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.11	Motorola Omnibus Incentive Plan of 2000, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.3 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.12	Motorola Compensation/ Acquisition Plan of 2000, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.4 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.13	Motorola Amended and Restated Incentive Plan of 1998, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.5 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.14	Share Option Plan of 1996, as amended through May 7, 1997 (incorporated by reference to Exhibit 10.6 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

10.15	Form of Motorola, Inc. Award Document— Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).

10.16	Form of Motorola, Inc. Award Document— Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through May 2, 2005, incorporated by reference to Exhibit 10.46 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005 (File No. 1-7221)).

10.17	Form of Motorola, Inc. Restricted Stock Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through July 29, 2004 (incorporated by reference to Exhibit 10.11 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.18	Form of Motorola, Inc. Restricted Stock Unit Agreement (Cliff Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through July 29, 2004 (incorporated by reference to Exhibit 10.12 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221.))

Exhibit No.		Exhibit

10.19		Form of Motorola, Inc. Restricted Stock Unit Agreement (Periodic Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000 (incorporated by reference to Exhibit 10.34 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.20		Form of Motorola Stock Option Consideration Agreement (incorporated by reference to Exhibit 10.2 to Motorola’s Report on Form 8-K filed on February 18, 2005 (File No. 1-7221)).

10.21		Form of Motorola, Inc. Award Document— Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998, as amended February 14, 2005 (incorporated by reference to Exhibit 10.24(b) to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.22		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003, as amended for grants on or after May 3, 2005 (incorporated by reference to Exhibit No. 10.45 to Motorola’s Report on Form 8-K filed on May 6, 2005 (File No. 1-7221)).

10.23		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003 (incorporated by reference to Exhibit 10.33 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.24		Form of Motorola Stock Option Consideration Agreement for Edward J. Zander, Chairman and Chief Executive Officer, Motorola, Inc. (incorporated by reference to Exhibit No. 10.44 to Motorola’s Report on Form 8-K filed on May 6, 2005 (File No. 1-7221)).

*10	.25	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2003, amended as of January 1, 2006, or any successor plan.

10.26		Motorola 2006 Incentive Plan (incorporated by reference to Exhibit 10.31 to Motorola’s Report on Form 8-K filed on February 16, 2006 (File No. 1-7221).

10.27		Motorola Long-Range Incentive Plan (LRIP) of 2005, as amended through November 15, 2005 (incorporated by reference to Exhibit No. 10.43 to Motorola’s Report on Form 8-K filed on November 18, 2005 (File No. 1-7221)).

10.28		Motorola Elected Officers Supplementary Retirement Plan amended effective as of June 30, 2005, as amended through February 28, 2005 (as incorporated by reference to Exhibit No. 10.33 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

*10	.29	Motorola Management Deferred Compensation Plan, as amended through November 2, 2004.

10.30		Motorola, Inc. Senior Officer Change in Control Severance Plan, adopted May 9, 2001 (incorporated by reference to Exhibit 10.21 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-7221)).

10.31		Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005 (incorporated by reference to Exhibit 10.36 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.32		Arrangement for directors’ fees and retirement plan for non-employee directors (description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of Motorola’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2006 (“Motorola Proxy Statement”)).

Exhibit No.		Exhibit

10.33		Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of the Motorola Proxy Statement and to Exhibit 10.38 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.34		Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003 as amended through July 27, 2005 (incorporated by reference to Exhibit 10.40 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 1-7221)).

10.35		Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

*12		Statement regarding Computation of Ratio of Earnings to Fixed Charges.

*21		Subsidiaries of Motorola.

23		Consent of Independent Registered Public Accounting Firm, see page 127 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith