Form 10-K/A
period 2005-12-31
MOTOROLA INC
filed 2006-03-07
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2005 (the last business day of the Registrant’s most recently completed second quarter) was approximately $45.1 billion (based on closing sale price of $18.27 per share as reported for the New York Stock Exchange-Composite Transactions).
     The number of shares of the registrant’s Common Stock, $3 par value per share, outstanding as of January 31, 2006 was 2,499,612,495.
DOCUMENTS INCORPORATED BY REFERENCE
     No documents are incorporated by reference into this Form 10-K/A. Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 1, 2006 are incorporated by reference into Part III of the Annual Report on Form 10-K filed on March 2, 2006.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K/A (this “Amendment”) is being filed to correct errors that appear in “Item 1: Business” of Part I and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 2, 2006 (the “Original Filing”). As required under SEC rules, this Amendment sets forth the complete text of “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as amended. Except for the specific changes referred to below, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.
Although the corrections appear in multiple places in this Amendment, all corrections relate to two matters: (i) the Mobile Devices segment’s share of the 2005 global wireless handset market, and (ii) the percentage of the Company’s, and certain of its segment’s, 2004 and 2005 net sales that are comprised of purchases by Sprint Nextel Corporation and its affiliates (collectively, “Sprint Nextel”).
Specifically, the corrections are as follows:
Relating to Mobile Devices’ Market Share:
     - In the “Executive Overview” section of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of the Original Filing, references to Mobile Devices’ market share of the 2005 global wireless handset market have been corrected to read:
          (i) “an estimated 18%”, as opposed to “an estimated 17%” as appeared in the Original Filing; and
          (ii) “approximately 18%”, as opposed to “17%” as appeared in the Original Filing.
Relating to the Percentage of Net Sales to Sprint Nextel
     - In the “Business Segments” portion of “Item 1: Business” of Part I of the Original Filing, references to purchases by Sprint Nextel have been changed as follows:
          (i) the reference to 2005 purchases by Sprint Nextel as a percentage of Mobile Devices’ net sales has been corrected to read “13%”, as opposed to “11%” as appeared in the Original Filing;
          (ii) the reference to the aggregate 2005 purchases by Networks’ five largest customers as a percentage of Networks’ net sales has been corrected to read “56%”, as opposed to “53%” as appeared in the Original Filing; and
          (iii) the reference to 2005 purchases by Sprint Nextel as a percentage of Networks’ net sales has been corrected to read “25%”, as opposed to “23%” as appeared in the Original Filing.
     - In the “Segment Information” portion of “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of the Original Filing:
          (i) the reference to 2005 purchases by Sprint Nextel as a percentage of Mobile Devices’ net sales has been corrected to read “13%”, as opposed to “11%” as appeared in the Original Filing;
          (ii) the reference to 2004 purchases by Sprint Nextel as a percentage of Mobile Devices’ net sales has been corrected to read “16%”, as opposed to “14%” as appeared in the Original Filing;
          (iii) the reference to the aggregate 2005 purchases by Networks’ five largest customers as a percentage of Networks’ net sales has been corrected to read “56%”, as opposed to “53%” as appeared in the Original Filing;
          (iv) the reference to 2005 purchases by Sprint Nextel as a percentage of Networks’ net sales has been corrected to read “25%”, as opposed to “23%” as appeared in the Original Filing;
          (v) the reference to the aggregate 2004 purchases by Networks’ five largest customers as a percentage of Networks’ net sales has been corrected to read “55%”, as opposed to “54%” as appeared in the Original Filing ; and
          (vi) the reference to 2004 purchases by Sprint Nextel as a percentage of Networks’ net sales has been corrected to read “22%”, as opposed to “20%” as appeared in the Original Filing.
Consistent with Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of the principal executive officer and principal financial officer are attached as Exhibits 31.1 and 31.2.

Page
AMENDED ITEMS

PART I
Item 1	Business	1

PART II
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	19
Certification
Certification

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

Customers
      The Mobile Devices segment customer partnership strategy continues to focus on strengthening relationships with our top customers. The segment has several large customers worldwide, the loss of one or more of which could have a material adverse effect on the segment’s business. In 2005, purchases of iDEN® products by Sprint Nextel Corporation and its affiliates (“Sprint Nextel”) comprised approximately 13% of our segment’s net sales.
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

Customers
      Due to the nature of the segment’s business, the agreements we enter into are primarily long-term contracts with major operators that require sizeable investments by our customers. In 2005, five customers represented approximately 56% of the segment’s net sales (Sprint Nextel; KDDI, a service provider in Japan; China Mobile; Verizon; and China Unicom). The loss of any of the segment’s large customers, in particular these customers, could have a material adverse effect on the segment’s business. Further, because contracts are long-term, the loss of a major customer would impact revenue and earnings over several quarters.

      Sprint Nextel is our largest customer, representing 25% of the segment’s net sales in 2005. On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. completed their merger transaction (the “Sprint Nextel Merger”) that was announced in December 2004. The combined company, Sprint Nextel, is the segment’s largest customer and Motorola has been its sole supplier of iDEN handsets and core iDEN network infrastructure equipment for over ten years. Sprint Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. Motorola is currently operating under supply agreements for iDEN handsets and infrastructure equipment that cover the period from January 1, 2005 through December 31, 2007. The segment did not experience any significant impact to its business in 2005 as a result of the Sprint Nextel Merger.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II
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
Executive Overview
What businesses are we in?
      Motorola reports financial results for the following four operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. The segment’s net sales in 2005 were $21.5 billion, representing 58% of the Company’s consolidated net sales.*

•	The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public safety, government, utility, transportation and other worldwide markets, and participates in the expanding market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles. The segment’s net sales in 2005 were $6.6 billion, representing 18% of the Company’s consolidated net sales.*

•	The Networks segment designs, manufactures, sells, installs and services: (i) cellular infrastructure systems, including hardware and software, (ii) fiber-to-the-premise (“FTTP”) and fiber-to-the-node (“FTTN”) transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In addition, the segment designs, manufactures, and sells embedded communications computing platforms. The segment’s net sales in 2005 were $6.3 billion, representing 17% of the Company’s consolidated net sales.*

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) digital systems and set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks, (ii) high speed data products, including cable modems and cable modem termination systems (“CMTS”) and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home (“DTH”) satellite networks and private networks for business communications, and (vi) advanced video communications products. The segment’s net sales in 2005 were $2.8 billion, representing 8% of the Company’s consolidated net sales.*
What were our 2005 financial highlights?

•	Net Sales Increased 18%: Our net sales were $36.8 billion in 2005, up 18% from $31.3 billion in 2004. Sales increased in all four of our operating segments.

•	Operating Earnings Increased 50%: We generated operating earnings of $4.7 billion in 2005, an increase of 50% compared to operating earnings of $3.1 billion in 2004. Operating margin increased to 12.7% in 2005, compared to 10.0% in 2004.

•	Earnings From Continuing Operations Increased by 110%: We generated earnings from continuing operations of $4.6 billion in 2005, an increase of 110% compared to earnings from continuing operations of $2.2 billion in 2004.

*	When discussing the net sales of each of our four segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, our intracompany sales were eliminated as part of the consolidation process in 2005. As a result, the percentages of consolidated net sales for each of our business segments sums to greater than 100% of the Company’s consolidated net sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Earnings From Continuing Operations of $1.82 per Share: Our earnings from continuing operations per diluted common share were $1.82 in 2005, compared to earnings from continuing operations per diluted common share of $0.90 in 2004.

•	Net Cash* Increased by $5.1 Billion: We increased our net cash position by $5.1 billion during 2005 and ended the year with a record net cash position of $10.5 billion.
What drove the $2.4 billion increase in earnings from continuing operations?
      The key contributors to the substantial increase in earnings from continuing operations were:

•	Gross Margin: A $1.4 billion increase in gross margin, primarily driven by the 18% increases in net sales.

•	Recognized Gains on Sales of Investments and Businesses: A $1.4 billion increase in gains recognized on our equity investments, primarily due to a $1.3 billion net gain recognized when we received cash and shares of Sprint Nextel Corporation in exchange for our shares of Nextel Communications, Inc. (“Nextel”) when Sprint Corporation and Nextel completed their merger in August 2005.

•	Other Income: A $554 million increase in other income, primarily due to $500 million received for the settlement of financial and legal claims against Telsim.

•	Net Interest Income: A $270 million improvement in net interest income, primarily due to significantly lower levels of total debt in 2005 compared to 2004 and an increase in interest income due to higher average cash, cash equivalents and Sigma Funds at higher interest rates.
What were the financial highlights for our four operating segments in 2005?

•	In Mobile Devices: Net sales increased by $4.3 billion, or 25%, to $21.5 billion and operating earnings increased by 27% to $2.2 billion. We shipped 146 million handsets in 2005, up 40% from 2004 and solidified our position as the second largest worldwide supplier of wireless handsets with an estimated 18% global market share. The increase in unit shipments was attributed to an increase in the size of the total market and a gain in the segment’s market share. The gain in market share reflected strong demand for GSM handsets and consumers’ desire for the segment’s compelling products that combine innovative style leading technology. The segment had increased net sales in all regions of the world as a result of an improved product portfolio, strong market growth in emerging markets, and high replacement sales in more mature markets. Average selling price (“ASP”) decreased approximately 10% compared to 2004, driven primarily by a higher percentage of lower-tier, lower-priced handsets in the overall sales mix.

•	In Government and Enterprise Mobility Solutions: Net sales increased $369 million, or 6%, to $6.6 billion and operating earnings increased by 5% to $882, primarily due to increased sales to the segment’s government and enterprise markets, partially offset by a decrease in sales to the automotive electronics market, reflecting weak automobile industry conditions. The increase in net sales in the government market was driven by customer spending on enhanced mission-critical communications and the continued focus on homeland security initiatives. The increase in net sales in the enterprise market reflects enterprise customers’ demand for business-critical communications. The overall increase in net sales reflects net sales growth in the Americas and Asia.

•	In Networks: Net sales increased $306 million, or 5%, to $6.3 billion and operating earnings increased by 38% to $990 million, primarily driven by increased customer purchases of cellular infrastructure equipment, as well as increased sales of wireless broadband systems and embedded computing communications systems. On a geographic basis, net sales increased in the Europe, Middle East and Africa region (“EMEA”) and North America, which offset lower sales in Asia and Latin America. The segment’s 5% increase in net sales was reflective of the overall sales growth in the industry, yet resulted in a slight loss of market share for the segment. The 38% increase in operating earnings was primarily related to an increase in gross margin, which was due to: (i) the 5% increase in net sales, and (ii) improvements in cost structure.

*	Net Cash = Cash and cash equivalents + Sigma Funds + Short-term investments - Notes payable and current portion of long-term debt - Long-term Debt

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	In Connected Home Solutions: Net sales increased $551 million, or 25%, to $2.8 billion and operating earnings increased by 27% to $185 million, primarily driven by increases in both ASP and unit shipments of digital set-top boxes. The segment experienced an increase in net sales in the North America, Latin America and Asia regions, which was partially offset by a slight decrease in net sales in the EMEA region. Net sales of digital set-top boxes increased 34%, driven by a product-mix shift towards higher-end products, particularly HD/ DVR set-top boxes. The segment continued to be the worldwide leader in market share for digital cable set-top boxes. Net sales of cable modems increased 9%, primarily due to an increase in cable modem unit shipments, which was partially offset by the decline in ASP for cable modems. The segment retained its leading worldwide market share in cable modems.
What were our other major accomplishments in 2005?
      In 2005, we were focused first and foremost on increasing profitable sales and growing market share. We realigned our structure to better enable our vision of seamless mobility, now serving our customers through four business units: Mobile Devices, Government and Enterprise Mobility Solutions, Networks and Connected Home Solutions.

•	Mobile Devices: During 2005, Motorola expanded its global market share in mobile handsets to approximately 18%. The Company is a strong, profitable and growing #2. For example, during the year, Motorola grew unit shipments faster than the market and faster than all competitors. Motorola ended 2005 as the market-share leader in North America and Latin America, as the clear #2 in Europe, as the new #2 in North Asia, and as the rapidly growing #3 in the world’s high-growth markets. In India, the Company announced a new distribution partnership with Bharti to expand and extend Motorola’s reach to consumers. Around the world, Motorola is driving profitable and sustainable growth through a strategy that focuses on design and the “re-invention” of each of the six primary handset form factors: clamshell, candy bar, PDA, QWERTY, slider and rotator.

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
      A few customers represent a significant portion of the segment’s net sales. During 2005, purchases of iDEN® products by Sprint Nextel Corporation and its affiliates (“Sprint Nextel”) comprised approximately 13% of the segment’s net sales. On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. completed their merger transaction (the “Sprint Nextel Merger”) that was announced in December 2004. The combined company, Sprint Nextel, is the segment’s largest customer and Motorola has been its sole supplier of iDEN handsets and core

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

iDEN® network infrastructure equipment for over ten years. Sprint Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. Motorola is currently operating under supply agreements for iDEN handsets and infrastructure equipment that cover the period from January 1, 2005 through December 31, 2007. The segment did not experience any significant impact to its business in 2005 as a result of the Sprint Nextel Merger.
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
      The largest of the segment’s end customers (including sales through distributors) were Sprint Nextel, Cingular, China Mobile and Vodafone. During 2004, purchases of iDEN® products by Sprint Nextel comprised approximately 16% of the segment’s net sales. Besides selling directly to carriers and operators, the segment also sold products through a variety of third-party distributors and retailers, which accounted for approximately 30% of the segment’s net sales. The largest of these distributors, Brightstar Corporation, and was our primary distributor in Latin America.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The nature of the segment’s business is long-term contracts with major operators that require sizeable investments by its customers. In 2005, five customers— Sprint Nextel; KDDI; China Mobile; Verizon; and China Unicom— represented approximately 56% of the segment’s net sales. The loss of one of these major customers could have a significant impact on the segment’s business and, because contracts are long-term in nature, could impact revenue and earnings over several quarters.
      On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. completed their merger transaction (the “Sprint Nextel Merger”) that was announced in December 2004. The combined company, Sprint Nextel, is the segment’s largest customer, representing 25% of the segment’s net sales in 2005. Motorola has been Sprint Nextel’s sole supplier of iDEN® handsets and core iDEN network infrastructure equipment for over ten years. Sprint Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. Motorola is currently operating under supply agreements for iDEN handsets and infrastructure equipment that cover the period from January 1, 2005 through December 31, 2007. The segment did not experience any significant impact to its business in 2005 as a result of the Sprint Nextel Merger.
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
      In 2004, five customers—China Mobile; China Unicom; KDDI; Sprint Nextel; and Verizon—represented approximately 55% of the segment’s net sales. Sprint Nextel was the segment’s largest customer in 2004, representing 22% of the segment’s net sales.
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

MOTOROLA, INC.
/s/ David W. Devonshire
David W. Devonshire
Executive Vice President, Chief Financial Officer

March 6, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit

*31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith