Form 10-Q
period 2006-04-01
MOTOROLA INC
filed 2006-05-03
CIK 68505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 1, 2006
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
(847) 576-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☑          Accelerated filer     ☐          Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 1, 2006:

Class	Number of Shares

Common Stock; $3 Par Value	2,469,947,370

Index

		Page

Part I Financial Information

Item 1	Financial Statements
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended April 1, 2006 and April 2, 2005	3
	Condensed Consolidated Balance Sheets as of April 1, 2006 (Unaudited) and December 31, 2005	4
	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Three Months Ended April 1, 2006	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 1, 2006 and April 2, 2005	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4	Controls and Procedures	43
Part II Other Information
Item 1	Legal Proceedings	44
Item 1A	Risk Factors	46
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3	Defaults Upon Senior Securities	47
Item 4	Submission of Matters to Vote of Security Holders	47
Item 5	Other Information	47
Item 6	Exhibits	48
Deferred Compensation Plan, as amended on May 2, 2006
Senior Officer Change Control Severance Plan
Employment Agreement
Incentive Plan of 2006
Form of Award Document
Form of Restricted Stock Unit Agreement
Form of Stock Option Consideration Agreement
Form of Award Document
Form of Stock Option Consideration Agreement
Form of Deferred Stock Units Agreement
Form of Deferred Stock Units Award Agreement
Certification of Edward J. Zander Pursuant to Section 302
Certification of David W. Devonshire Pursuant to Section 302
Certification of Edward J. Zander Pursuant to Section 906
Certification of David W. Devonshire Pursuant to Section 906

Part I — Financial Information
Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended

	April 1,	April 2,
	2006	2005

Net sales	$10,013	$8,161
Costs of sales	6,993	5,505

Gross margin	3,020	2,656

Selling, general and administrative expenses	1,116	945
Research and development expenditures	980	853
Other charges (income)	30	(7)

Operating earnings	894	865

Other income (expense):
Interest income (expense), net	67	(8)
Gains on sales of investments and businesses, net	151	239
Other	(19)	(9)

Total other income	199	222

Earnings before income taxes	1,093	1,087
Income tax expense	407	395

Net earnings	$686	$692

Earnings per common share:
Basic	$0.28	$0.28
Diluted	$0.27	$0.28
Weighted average common shares outstanding:
Basic	2,489.0	2,447.1
Diluted	2,553.6	2,487.1
Dividends per share	$0.04	$0.04
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except per share amounts)

	April 1,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Cash and cash equivalents	$4,200	$3,774
Sigma Funds	10,261	10,867
Short-term investments	185	144
Accounts receivable, net	5,858	5,779
Inventories, net	2,764	2,522
Deferred income taxes	2,351	2,390
Other current assets	2,495	2,393

Total current assets	28,114	27,869

Property, plant and equipment, net	2,248	2,271
Investments	1,556	1,654
Deferred income taxes	1,080	1,245
Other assets	2,711	2,610

Total assets	$35,709	$35,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$470	$448
Accounts payable	4,430	4,406
Accrued liabilities	7,548	7,585

Total current liabilities	12,448	12,439

Long-term debt	3,774	3,806
Other liabilities	2,907	2,731
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value
Issued shares: 04/01/06 — 2,471.7; 12/31/05 — 2,502.7
Outstanding shares: 04/01/06 — 2,469.9; 12/31/05 — 2,501.1	7,415	7,508
Additional paid-in capital	4,133	4,691
Retained earnings	6,484	5,897
Non-owner changes to equity	(1,452)	(1,423)

Total stockholders’ equity	16,580	16,673

Total liabilities and stockholders’ equity	$35,709	$35,649

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In millions, except per share amounts)

		Non-Owner Changes to Equity

	Common	Fair Value	Foreign	Minimum
	Stock and	Adjustment to	Currency	Pension	Other
	Additional	Available for Sale	Translation	Liability	Items,
	Paid-In	Securities,	Adjustments,	Adjustment,	Net of	Retained	Comprehensive
	Capital	Net of Tax	Net of Tax	Net of Tax	Tax	Earnings	Earnings

Balances at December 31, 2005	$12,199	$97	$(253)	$(1,269)	$2	$5,897
Net earnings						686	$686
Net unrealized losses on securities (net of tax of $23)		(36)					(36)
Foreign currency translation adjustments (net of tax of $0)			4				4
Issuance of common stock and stock options exercised	74
Share repurchase program	(815)
Excess tax benefits from stock-based compensation	20
Stock option and employee stock purchase plan expense	70
Net gain on derivative instruments (net of tax of $2)					3		3
Dividends declared ($0.04 per share)						(99)

Balances at April 1, 2006	$11,548	$61	$(249)	$(1,269)	$5	$6,484	$657

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months
	Ended

	April 1,	April 2,
	2006	2005

Operating
Net earnings	$686	$692
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	139	148
Charges for reorganization of businesses and other	95	1
Stock-based compensation expense	75	3
Gains on sales of investments and businesses, net	(151)	(239)
Deferred income taxes	242	254
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(69)	(172)
Inventories	(234)	65
Other current assets	(97)	(62)
Accounts payable and accrued liabilities	(18)	(302)
Other assets and liabilities	19	50

Net cash provided by operating activities	687	438

Investing
Acquisitions and investments, net of cash acquired	(141)	(65)
Proceeds from sales of investments and businesses	219	382
Capital expenditures	(126)	(103)
Proceeds from sale of property, plant and equipment	15	5
Proceeds from sales of Sigma Funds investments, net	607	362
Purchases of short-term investments	(42)	(5)

Net cash provided by investing activities	532	576

Financing
Net proceeds from (repayment of) commercial paper and short-term borrowings	22	(4)
Repayment of debt, net	(2)	—
Issuance of common stock	72	58
Purchase of common stock	(815)	—
Excess tax benefits from stock-based compensation	20	—
Payment of dividends	(100)	(98)

Net cash used for financing activities	(803)	(44)

Effect of exchange rate changes on cash and cash equivalents	10	(20)

Net increase in cash and cash equivalents	426	950
Cash and cash equivalents, beginning of period	3,774	2,846

Cash and cash equivalents, end of period	$4,200	$3,796

Cash paid during the period for:
Interest, net	$58	$43
Income taxes, net of refunds	90	127
See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except as noted)

1.	Basis of Presentation
      The condensed consolidated financial statements as of April 1, 2006 and for the three months ended April 1, 2006 and April 2, 2005, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of April 1, 2006 and for all periods presented.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005, as amended in the Form 10-K/A filed on March 7, 2006. The results of operations for the three months ended April 1, 2006 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2006 presentation.
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

2.	Stock-Based Compensation
     Stock Options and Employee Stock Purchase Plan
      The Company has several stock option plans which grant options to acquire shares of common stock to certain employees, non-employee directors, and to existing option holders in connection with the merging of option plans following an acquisition. Each option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The majority of the options have a contractual life of 10 years and vest and become exercisable at 25% increments over four years. Upon the occurrence of a change in control, each stock option outstanding on the date on which the change in control occurs will immediately become exercisable in full.
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
      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB 25”), for periods beginning in fiscal 2006. Under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company did not recognize expense related to employee stock options because the exercise price of such options equalled the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”).
      The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.

The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
      Under SFAS 123R, the Company recognized $47 million, net of taxes, of compensation expense related to stock options and employee stock purchases in the three months ended April 1, 2006. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R for the three months ended April 1, 2006, which was allocated as follows (in millions except per share amounts):

Three Months Ended
April 1, 2006

Stock-based compensation expense included in:
Costs of sales	$8
Selling, general and administrative expenses	39
Research and development expenditures	23

Stock-based compensation expense related to employee stock options and employee stock purchases included in operating earnings	70
Tax benefit	23

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$47

Decrease in Basic earnings per share	$(0.02)
Decrease in Diluted earnings per share	$(0.02)
      The table below reflects net earnings and diluted net earnings per share for the three months ended April 1, 2006 compared with the pro forma information assuming application of SFAS 123 for the three months ended April 2, 2005 as follows (in millions except per share amounts):

	Three Months Ended

	April 1, 2006	April 2, 2005

Earnings (loss):
Net earnings — as reported for the prior period(1)	N/A	$692
Stock-based compensation expense related to employee stock options and employee stock purchases	$70	60
Tax benefit	23	23

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	47	37

Net earnings, including the effect of stock-based compensation expense	$686	$655

Basic earnings per common share:
As reported for the prior period(1)	N/A	$0.28
Including the effect of stock-based compensation expense	$0.28	$0.27
Diluted earnings per common share:
As reported for the prior period(1)	N/A	$0.28
Including the effect of stock-based compensation expense	$0.27	$0.26

(1)	Net earnings and net earnings per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.
     Upon adoption of SFAS 123R, the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted-average estimated value of employee stock options granted during the three months ended April 1,

2006 and April 2, 2005 was $8.23 per share and $6.41 per share, respectively using the following weighted-average assumptions:

	Three Months Ended

	April 1, 2006	April 2, 2005

Expected volatility	30.0%	45.1%
Risk-free interest rate	4.6%	3.9%
Dividend yield	0.7%	1.0%
Expected life (years)	6.5	5.0
      The Company used the implied volatility for traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes model, consistent with SFAS 123R and Staff Accounting Bulletin No. 107. Prior to the first quarter of fiscal 2006, the Company used a blended volatility rate using a combination of historical stock price volatility and market-implied volatility in accordance with SFAS 123 for purposes of its pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.
      The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. These expected life assumptions are established through the review of annual historical employee exercise behavior of option grants with similar vesting periods. Beginning in the first quarter of 2006, the Company began using an estimated forfeiture rate of 25% based on historical data. Prior to 2006, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
      Stock options activity for the three months ended April 1, 2006 was as follows:

				Aggregate
	Shares Subject	Wtd. avg.	Wtd. avg.	Intrinsic
	to Options	exercise	contractual	Value
	(in thousands)	price	life (in yrs.)	(in millions)

Options outstanding at January 1, 2006	267,755	$17	7	$2,158
Options granted	580	22		—
Options exercised	(6,087)	12		64
Options terminated, cancelled or expired	(2,175)	18		10

Options outstanding at April 1, 2006	260,073	17	7	2,150

Options exercisable at April 1, 2006	144,825	19	6	1,099

      At April 1, 2006, 61.8 million shares were available for future grants under the terms of these plans.
      At April 1, 2006, the Company had approximately $463 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of two years. Cash received from stock option exercises was approximately $72 million during the three months ended April 1, 2006.
      Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $20 million of excess tax benefits for the three months ended April 1, 2006 have been classified as a financing cash inflow.

Restricted Stock and Restricted Stock Units
      Restricted stock (“RS”) and restricted stock unit grants (“RSU”) consist of shares or the rights to shares of the Company’s common stock which are awarded to employees and non-employee directors. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. Upon the occurrence of a change in control, the restrictions on all shares of RS and RSU outstanding on the date on which the change in control occurs will lapse.
      A summary of changes in RS and RSU balances during the quarter ended April 1, 2006 is presented below:

			Aggregate
		Wtd. Avg.	Intrinsic
	RS and RSU	Grant Date Fair	Value
	(in thousands)	Value	(in millions)

RS and RSU balance at January 1, 2006	4,383	$16	$98
Granted	957	22
Vested	(490)	16
Terminated, cancelled or expired	(3)	16

RS and RSU balance at April 1, 2006	4,847	17	108

      At April 1, 2006, the Company had approximately $49 million of total unrecognized compensation expense related to RS and RSU grants that will be recognized over the weighted average period of two years. The Company recognized $3 million and $1 million of expense, net of tax, related to RS and RSU grants, during the quarter ended April 1, 2006 and April 2, 2005, respectively.

Total Stock-Based Compensation Presentation
      Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123, is presented for comparative purposes and illustrates the pro forma effect on Net earnings and earnings per share for each period presented as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 1, 2006:

	Three Months
	Ended

	April 1,	April 2,
	2006	2005

Earnings:
Net earnings, as reported	$686	$692
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects	N/A	1
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	N/A	(37)

Net earnings (pro forma for three months ended April 2, 2005)	$686	$656

Basic earnings per common share:
As reported	$0.28	$0.28
Pro forma	N/A	$0.27
Diluted earnings per common share:
As reported	$0.27	$0.28
Pro forma	N/A	$0.26

3.	Other Financial Data
Statement of Operations Information

Other Charges (Income)
      Other charges (income) included in Operating earnings consist of the following:

	Three Months
	Ended

	April 1,	April 2,
	2006	2005

Other charges (income):
Reorganization of businesses	$30	$(5)
Other	—	(2)

	$30	$(7)

Other Income (Expense)
      The following table displays the amounts comprising Interest income (expense), net, and Other included in Other income (expense) in the Company’s condensed consolidated statements of operations:

	Three Months
	Ended

	April 1,	April 2,
	2006	2005

Interest income (expense), net:
Interest expense	$(81)	$(76)
Interest income	148	68

	$67	$(8)

Other:
Investment impairments	$(6)	$(10)
Loss on Sprint Nextel Derivative	(33)	—
Foreign currency gain	21	1
Other	(1)	—

	$(19)	$(9)

      During the three months ended April 1, 2006, the Company entered into a zero-cost collar derivative to protect itself economically against price fluctuations in its investment in 37.6 million shares of Sprint Nextel Corporation (“Sprint Nextel”) non-voting common stock (the “Sprint Nextel Derivative”). If the Sprint Nextel shares and the Sprint Nextel Derivative are held to the Sprint Nextel Derivative’s maturity, the Company would receive cumulative proceeds of no less than $941 million and no more than $1.2 billion from the sale of its 37.6 million Sprint Nextel shares and settlement of the Sprint Nextel Derivative. The Sprint Nextel Derivative was not designated as a hedge under the provisions of FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, to reflect the change in fair value of the Sprint Nextel Derivative, the Company recorded an expense of approximately $33 million in Other included in Other income (expense) in the Company’s condensed consolidated statement of operations.

Earnings Per Common Share
      The following table presents the computation of basic and diluted earnings per common share from net earnings:

	Net Earnings

	Three Months Ended

	April 1,	April 2,
	2006	2005

Basic earnings per common share:
Earnings	$686	$692
Weighted average common shares outstanding	2,489.0	2,447.1

Per share amount	$0.28	$0.28

Diluted earnings per common share:
Earnings	$686	$692

Weighted average common shares outstanding	2,489.0	2,447.1
Add effect of dilutive securities:
Stock options/restricted stock/restricted stock units	64.6	40.0

Diluted weighted average common shares outstanding	2,553.6	2,487.1

Per share amount	$0.27	$0.28

      In the computation of diluted earnings per common share from net earnings for the three months ended April 1, 2006 and April 2, 2005, out-of-the-money stock options were excluded because their inclusion would have been antidilutive.
Balance Sheet Information

Accounts Receivable
      Accounts receivable, net, consists of the following:

	April 1,	December 31,
	2006	2005

Accounts receivable	$5,957	$5,885
Less allowance for doubtful accounts	(99)	(106)

	$5,858	$5,779

Inventories
      Inventories, net, consist of the following:

	April 1,	December 31,
	2006	2005

Finished goods	$1,538	$1,287
Work-in-process and production materials	1,744	1,784

	3,282	3,071
Less inventory reserves	(518)	(549)

	$2,764	$2,522

Property, Plant, and Equipment
      Property, plant and equipment, net, consists of the following:

	April 1,	December 31,
	2006	2005

Land	$166	$168
Building	1,868	1,849
Machinery and equipment	5,984	6,055

	8,018	8,072
Less accumulated depreciation	(5,770)	(5,801)

	$2,248	$2,271

      Depreciation expense for the three months ended April 1, 2006 and April 2, 2005 was $120 million and $133 million, respectively.

Investments
      Investments consist of the following:

	April 1,	December 31,
	2006	2005

Available-for-sale securities:
Cost basis	$994	$1,065
Gross unrealized gains	104	232
Gross unrealized losses	(6)	(75)

Fair value	1,092	1,222
Other securities, at cost	317	294
Equity method investments	147	138

	$1,556	$1,654

      For the three months ended April 1, 2006 and April 2, 2005, the Company recorded impairment charges of $6 million and $10 million, respectively, representing other-than-temporary declines in the value of its investment portfolio.
      The $151 million of gains on sales of investments for the three months ended April 1, 2006 is primarily comprised of a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation. The $239 million of gains on sales of investments for the three months ended April 2, 2005 was primarily comprised of a $234 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc.

Other Assets
      Other assets consist of the following:

	April 1,	December 31,
	2006	2005

Long-term finance receivables, net of allowances of $7 and $12	$50	$82
Goodwill	1,421	1,349
Intangible assets, net of accumulated amortization of $463 and $444	239	233
Royalty license arrangement	457	471
Other	544	475

	$2,711	$2,610

Accrued Liabilities
      Accrued liabilities consist of the following:

	April 1,	December 31,
	2006	2005

Customer reserves	$1,394	$1,181
Contractor payables	1,197	985
Compensation	758	1,091
Warranty reserves	515	501
Deferred revenue	424	338
Customer downpayments	397	438
Tax liabilities	344	495
Other	2,519	2,556

	$7,548	$7,585

Other Liabilities
      Other liabilities consist of the following:

	April 1,	December 31,
	2006	2005

Defined benefit plans	$1,748	$1,644
Sprint Nextel Derivative liability	33	—
Postretirement health care plan	72	66
Royalty license arrangement	317	315
Other	737	706

	$2,907	$2,731

Stockholders’ Equity Information

Comprehensive Earnings (Loss)
      The net unrealized losses on securities included in Comprehensive earnings (loss) are comprised of the following:

	Three Months Ended

	April 1,	April 2,
	2006	2005

Gross unrealized gains (losses) on securities, net of tax	$46	$(93)
Less: Realized gains, net of tax	82	146

Net unrealized losses on securities, net of tax	$(36)	$(239)

Share Repurchase Program
      On May 18, 2005, the Company announced that its Board of Directors authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending on May 31, 2008, subject to market conditions. During the three months ended April 1, 2006, the Company paid approximately $815 million to repurchase 37 million shares at an average price of $21.99 per share.

4.	Employee Benefit Plans
Pension Benefits
      The net periodic pension cost for the U.S. regular pension plan, officers’ plan, the Motorola Supplemental Pension Plan, and Non-U.S. plans consists of the following:

	Three Months Ended

	April 1, 2006			April 2, 2005

		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Service cost	$37	$3	$11	$36	$3	$10
Interest cost	76	2	16	69	2	17
Expected return on plan assets	(82)	(1)	(13)	(78)	(1)	(14)
Amortization of:
Unrecognized prior service cost	(1)	—	—	(1)	—	—
Unrecognized net loss	28	2	3	18	2	4
Settlement/curtailment loss	—	1	—	—	—	—

	$58	$7	$17	$44	$6	$17

      During the three months ended April 1, 2006, aggregate contributions of $10 million were made to the Company’s Non-U.S. pension plans. Approximately $69 million was contributed to the Company’s regular U.S. pension plan subsequent to the quarter ended April 1, 2006.
Postretirement Health Care Benefits
      Net retiree health care expenses consist of the following:

	Three Months
	Ended

	April 1,	April 2,
	2006	2005

Service cost	$2	$2
Interest cost	7	8
Expected return on plan assets	(4)	(4)
Amortization of:
Unrecognized prior service cost	(1)	(1)
Unrecognized net loss	4	3

	$8	$8

      Approximately $11 million was contributed to the Company’s postretirement healthcare fund subsequent to the quarter ended April 1, 2006.

5.	Financing Arrangements
      Finance receivables consist of the following:

	April 1,	December 31,
	2006	2005

Gross finance receivables	$175	$272
Less: allowance for losses	(7)	(12)

	168	260
Less: current portion	(118)	(178)

Long-term finance receivables, net	$50	$82

      Current finance receivables are included in Accounts receivable and long-term finance receivables are included in Other assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables was $2 million for both the three months ended April 1, 2006 and April 2, 2005.
      On October 28, 2005, the Company announced that it settled the Company’s and its subsidiaries’ financial and legal claims against Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”). The Government of Turkey and the Turkish Savings and Deposit Insurance Fund (“TMSF”) are third-party beneficiaries of the settlement agreement. In settlement of its claims, the Company received $500 million in cash in 2005 and the right to receive 20% of any proceeds in excess of $2.5 billion from any sale of Telsim. On December 13, 2005, Vodafone agreed to purchase Telsim for $4.55 billion, pursuant to a sales process organized by the TMSF. This purchase has not yet been completed. Accordingly, Motorola expects to receive an additional cash payment of $410 million upon the completion of the sale. The Company is permitted to, and will continue to, enforce its U.S. court judgment against the Uzan family, except in Turkey and three other countries.
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
      In the aggregate, at April 1, 2006, these committed facilities provided for up to $1.2 billion to be outstanding with the third parties at any time, as compared to up to $1.1 billion provided at December 31, 2005. As of April 1, 2006, $575 million of these committed facilities were utilized, compared to $585 million utilized at December 31, 2005. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.
      Total finance receivables sold by the Company were $1.2 billion in the first quarter of 2006 (including $1.2 billion of short-term receivables), compared to $885 million sold in the first quarter of 2005 (including $831 million of short-term receivables). As of April 1, 2006, there were $800 million of these sold receivables for which the Company retained servicing obligations (including $608 million of short-term receivables), compared to $1.0 billion outstanding at December 31, 2005 (including $838 million of short-term receivables).
      Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $67 million and $66 million at April 1, 2006 and December 31, 2005, respectively. Reserves of $4 million were recorded for potential losses on sold receivables at both April 1, 2006 and December 31, 2005.

      Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $715 million at April 1, 2006, compared to $689 million at December 31, 2005. Of these amounts, $623 million was supported by letters of credit or by bank commitments to purchase receivables at April 1, 2006, compared to $594 million at December 31, 2005.
      In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $116 million and $115 million at April 1, 2006 and December 31, 2005, respectively (including $67 million and $66 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $79 million and $71 million at April 1, 2006 and December 31, 2005, respectively (including $34 million and $42 million, respectively, relating to the sale of short-term receivables).

6.	Commitments and Contingencies

Legal
      Iridium Program: The Company has been named as one of several defendants in class action securities lawsuits arising out of alleged misrepresentations and omissions regarding the Iridium satellite communications business, which on March 15, 2001, were consolidated in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. On January 9, 2006, the court granted Plaintiff’s motion for class certification.
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

Other
      The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification under these types of provisions is $28 million and the Company has accrued $1 million at April 1, 2006 for certain claims that have been asserted under these provisions.
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
      The Company’s operating results are dependent upon our ability to obtain timely and adequate delivery of quality materials, parts and components to meet the demands of our customers. Furthermore certain of our components are available only from a single source or limited sources. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which may have an adverse effect on the Company’s operating results.

7.	Segment Information
      The Company reports financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products.

•	The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public safety, government, utility, transportation and other worldwide markets, and participates in the market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles.

•	The Networks segment designs, manufactures, sells, installs and services: (i) cellular infrastructure systems, including hardware and software, (ii) fiber-to-the-premise and fiber-to-the-node transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In addition, the segment designs, manufactures, and sells embedded communications computing platforms.

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks (“digital entertainment devices”) and digital systems, (ii) high speed data products, including cable modems and cable modem termination systems and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home satellite networks and private networks for business communications, and (vi) advanced video communications products.

      Summarized below are the Company’s segment sales and operating earnings for the three months ended April 1, 2006 and April 2, 2005.

	Three Months Ended

	April 1,	April 2,	%
	2006	2005	Change

Segment Sales:
Mobile Devices	$6,400	$4,414	45%
Government & Enterprise Mobility Solutions	1,539	1,503	2
Networks	1,431	1,657	(14)
Connected Home Solutions	710	662	7

	10,080	8,236
Other & Eliminations	(67)	(75)

	$10,013	$8,161	23

	Three Months Ended

	April 1,	% of	April 2,	% of
	2006	Segment Sales	2005	Segment Sales

Segment Operating Earnings:
Mobile Devices	$702	11%	$440	10%
Government & Enterprise Mobility Solutions	171	11	167	11
Networks	132	9	234	14
Connected Home Solutions	15	2	19	3

	1,020		860
Other & Eliminations	(126)		5

Operating earnings	894	9	865	11
Total other income (expense)	199		222

Earnings before income taxes	$1,093		$1,087

      Other is primarily comprised of: (i) general corporate related expenses, including stock option and employee stock purchase plan expense, (ii) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (iii) Motorola Credit Corporation, the Company’s wholly-owned finance subsidiary. Beginning in 2006, certain general corporate expenses, which had previously been allocated to the business segments, are included in the operating expenses of Other. These expenses, totaling approximately $27 million in the first quarter of 2006, which are no longer allocated primarily include: (i) corporate general and administrative expenses, including legal, human relations, strategy, finance and CEO and CFO functional staff expenses, (ii) research and development projects, and (iii) corporate marketing expenses.

8.	Reorganization of Businesses
      The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer to eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and therefore, such benefits are accounted for in accordance with Statement No. 112, Accounting for Postemployment Benefits (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

2006 Charges
      During the first quarter of 2006, the Company committed to implement various productivity improvement plans aimed principally at reducing costs in its supply-chain activities, as well as reducing other operating expenses, primarily relating to engineering and development costs. During the three months ended April 1, 2006, the Company recorded net reorganization of business charges of $71 million, including $41 million of charges in Costs of sales and $30 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $71 million are charges of $72 million for employee separation costs and $7 million for fixed asset adjustments, partially offset by $8 million of reversals for accruals no longer needed.

      The following table displays the net charges incurred by segment for the three months ended April 1, 2006:

Three Months
Ended
April 1,
Segment:	2006

Mobile Devices	$(1)
Government & Enterprise Mobility Solutions	8
Networks	21
Connected Home Solutions	43

$71

      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to April 1, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	April 1,
	2006	Charges	Adjustments	Used	2006

Exit costs — lease terminations	$55	$—	$(6)	$(9)	$40
Employee separation costs	53	72	(2)	(28)	95

	$108	$72	$(8)	$(37)	$135

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2006, the Company had an accrual of $55 million for exit costs attributable to lease terminations. The 2006 adjustments of $6 million represent reversals of accruals no longer needed. The $9 million used in 2006 reflects cash payments. The remaining accrual of $40 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 1, 2006, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The 2006 additional charges of $72 million represent severance costs for approximately an additional 2,400 employees, of which 1,600 were direct employees and 800 were indirect employees. The adjustments of $2 million represent reversals of accruals no longer needed.
      During the three months ended April 1, 2006, approximately 1,200 employees, of which 900 were direct employees and 300 were indirect employees, were separated from the Company. The $28 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $95 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 1, 2006, is expected to be paid to approximately 2,800 separated employees.

2005 Charges
      For the three months ended April 2, 2005, the Company recorded reversals of $6 million for reserves no longer needed, including $1 million of reversals in Costs of sales and $5 million of reversals under Other charges (income) in the Company’s condensed consolidated statements of operations.

      The following table displays the net charges incurred by segment for the three months ended April 2, 2005:

Three Months
Ended
April 2,
Segment:	2005

Mobile Devices	$(2)
Government & Enterprise Mobility Solutions	(2)
Networks	—
Connected Home Solutions	—

(4)
General Corporate	(2)

$(6)

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

Exit Costs — Lease Terminations
      At January 1, 2005, the Company had an accrual of $84 million for exit costs attributable to lease terminations. The 2005 adjustments of $2 million represent translation adjustments. The $7 million used in 2005 reflects cash payments. The remaining accrual of $75 million, which was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 2, 2005, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $46 million for employee separation costs, representing the severance costs for approximately 500 employees. The adjustments of $6 million represent reversals of accruals no longer needed.
      During the three months ended April 2, 2005, approximately 375 employees were separated from the Company. The $24 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $16 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 2, 2005.

9.	Acquisitions and Related Intangibles

Kreatel Communications AB
      In February 2006, the Company acquired Kreatel Communications AB (“Kreatel”), a leading developer of innovative Internet Protocol (“IP”) based digital set-top boxes, for $108 million in cash. The Company recorded $72 million in goodwill, a portion of which is expected to be deductible for tax purposes, a $1 million charge for acquired in-process research and development costs, and $23 million in other intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition. Goodwill and intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets will be amortized over periods ranging from 2 to 4 years on a straight-line basis.
      The results of operations of Kreatel have been included in the Connected Home Solutions segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Intangible Assets
      Amortized intangible assets, excluding goodwill were comprised of the following:

	April 1, 2006		December 31, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Licensed technology	$115	$105	$113	$105
Completed technology	435	299	412	288
Other intangibles	152	59	152	51

	$702	$463	$677	$444

      Amortization expense was $20 million for the three months ended April 1, 2006 and $16 million for the three months ended April 2, 2005. Amortization expense is estimated to be $81 million in 2006, $68 million in 2007, $46 million in 2008, $34 million in 2009, and $15 million in 2010.
      The following table displays a rollforward of the carrying amount of goodwill from January 1, 2006 to April 1, 2006, by business segment:

	January 1,			April 1,
Segment	2006	Acquired	Adjustments(1)	2006

Mobile Devices	$17	$—	$—	$17
Government & Enterprise Mobility Solutions	323	—	—	323
Networks	233	—	—	233
Connected Home Solutions	776	72	—	848

	$1,349	$72	$—	$1,421

(1)	Includes translation adjustments.

Motorola, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months ended April 1, 2006 and April 2, 2005, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2005, as amended by the Form 10-K/A filed on March 7, 2006.
Executive Overview

Our Business
      Motorola reports financial results for the following four operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. In the first quarter of 2006, the segment’s net sales represented 64% of the Company’s consolidated net sales.*

•	The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public safety, government, utility, transportation and other worldwide markets, and participates in the market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles. In the first quarter of 2006, the segment’s net sales represented 15% of the Company’s consolidated net sales.*

•	The Networks segment designs, manufactures, sells, installs and services: (i) cellular infrastructure systems, including hardware and software, (ii) fiber-to-the-premise and fiber-to-the-node transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In addition, the segment designs, manufactures, and sells embedded communications computing platforms. In the first quarter of 2006, the segment’s net sales represented 14% of the Company’s consolidated net sales.*

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks (“digital entertainment devices”) and digital systems, (ii) high speed data products, including cable modems and cable modem termination systems and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home satellite networks and private networks for business communications, and (vi) advanced video communications products. In the first quarter of 2006, the segment’s net sales represented 7% of the Company’s consolidated net sales.*

First Quarter Highlights

•	Net Sales Increased 23%: Our net sales were $10.0 billion in the first quarter of 2006, up 23% from $8.2 billion in the first quarter of 2005.

•	Earnings Per Share of $0.27: Our earnings per diluted common share were $0.27, including $0.02 per share for stock-based compensation expense, compared to earnings per diluted common share of $0.28 in the first quarter of 2005.

•	Handset Shipments Increased 61%: We shipped 46.1 million handsets, a quarterly record and a 61% increase compared to shipments of 28.7 million handsets in the first quarter of 2005.

*	When discussing the net sales of each of our four segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, our intracompany sales were eliminated as part of the consolidation process in first quarter of 2006. As a result, the percentages of consolidated net sales for each of our business segments does not always equal 100% of the Company’s consolidated net sales.

•	Global Handset Market Share Estimated at 21%: We expanded our global market share to an estimated 21%, an increase versus both the first quarter of last year and sequentially versus the fourth quarter of 2005.

•	Digital Entertainment Device Shipments Increased 38%: We shipped 2.0 million digital entertainment devices, a quarterly record and a 38% increase compared to shipments of 1.5 million units in the first quarter of 2005.

•	Operating Cash Flow Increased 57%: We generated operating cash flow of $687 million, a 57% increase compared to operating cash flow of $438 million in the first quarter of 2005.

•	Net Interest Income: We had a $75 million improvement in net interest income compared to the first quarter of 2005. This improvement was primarily due to an increase in interest income due to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates.

      The 23% increase in net sales in the first quarter of 2006 compared to the first quarter of 2005 reflects increased net sales in three of our four operating segments:

•	In Mobile Devices: Net sales were $6.4 billion, an increase of $2.0 billion, or 45%, compared to the first quarter of 2005, reflecting strong demand for GSM handsets and consumers’ desire for the segment’s compelling products that combine innovative style and leading technology.

•	In Connected Home Solutions: Net sales were $710 million, an increase of $48 million, or 7%, compared to the first quarter of 2005, reflecting increased demand for HD/DVR set-top boxes.

•	In Government and Enterprise Mobility Solutions: Net sales were $1.5 billion, an increase of $36 million, or 2%, compared to the first quarter of 2005, reflecting increased sales to the segment’s government and automotive markets, partially offset by a decrease in sales to the enterprise market.

•	In Networks: Net sales were $1.4 billion, a decrease of $226 million, or 14%, compared to the first quarter of 2005, primarily driven by lower net sales in North America and Asia. In North America, customer network deployments returned to historic trends compared to an exceptionally strong first quarter of 2005. In Asia, continuing uncertainty regarding the granting of 3G licenses in China, has created a climate in which service providers have slowed their near-term capital investment, reflected by decreased spending on CDMA technologies and an expected shift to spending on GSM technologies.

Looking Forward
      In 2006, we are embracing a continued commitment to quality and an unrelenting focus on innovation. We continue to pursue profitable market share growth across all of our businesses.
      We remain focused on our seamless mobility strategy. Seamless mobility recognizes that the boundaries between work, home, entertainment and leisure continue to dissolve. As we move between different environments, devices and networks, seamless mobility will deliver fluid experiences across the home, vehicle, office and beyond. Motorola is a thought leader on digital convergence.
      One aspect of our seamless mobility strategy is to further sharpen our strategic focus on communications solutions that advance our vision. On April 3, 2006, we announced an agreement to sell our automotive electronics business for approximately $1.0 billion in cash. The transaction is expected to be completed during the second quarter of 2006, subject to customary closing and regulatory conditions. We believe that the automotive electronics business will be better positioned to grow successfully and serve its customers in a company focused on the automotive industry.
      Another aspect of our seamless mobility strategy is to create a seamless inside environment by optimally aligning our businesses for greater efficiency and increased synergies. On March 3, 2006, we announced a reorganization, effective as of the second quarter of 2006, of our Networks segment and Government and Enterprise Mobility Solutions segment into one organization, called the Networks and Enterprise segment. This new segment will strengthen our position in end-to-end network infrastructure solutions to private, public and enterprise customers, leverage key current and next-generation technologies and improve our cost structure.
      We conduct our business in highly-competitive markets, facing new and established competitors. We also face technological and other industry challenges in developing seamless mobility products. Full digital convergence will require technological advancements and significant investment in research and development. The research and development of new, technologically advanced products is a complex process requiring high levels of innovation, as well as accurate anticipation of technological and market trends. We continue to focus on improving the quality of our products and on enhancing our supply chain to ensure that we can meet customer demand and improve efficiency. However, despite these challenges, we believe our seamless mobility strategy and our compelling products will result in a successful 2006.
      Over the past several years, we have been successful in transforming and optimizing Motorola’s business model. We have demonstrated this through increased operating earnings, decreased working capital requirements and reduced capital spending. As a result, both the quality and stability of the Company’s cash flow has improved. The strength of our balance sheet, together with significant cash flow, allows us the flexibility to invest in our businesses, make strategic acquisitions, repurchase shares, retire debt and return additional capital to our shareholders over time through dividends. In consideration, the board of directors has approved an increase in the quarterly dividend to $0.05 per common share, payable in cash on July 15, 2006 to stockholders of record at the close of business on June 15, 2006.
Results of Operations
(Dollars in millions, except per share amounts)

	Three Months Ended

	April 1,	% of	April 2,	% of
	2006	Sales	2005	Sales

Net sales	$10,013		$8,161
Costs of sales	6,993	69.8%	5,505	67.5%

Gross margin	3,020	30.2%	2,656	32.5%

Selling, general and administrative expenses	1,116	11.1%	945	11.6%
Research and development expenditures	980	9.8%	853	10.5%
Other charges (income)	30	0.4%	(7)	(0.2)%

Operating earnings	894	8.9%	865	10.6%

Other income (expense):
Interest income (expense), net	67	0.7%	(8)	(0.1)%
Gains on sales of investments and businesses, net	151	1.5%	239	2.9%
Other	(19)	(0.2)%	(9)	(0.1)%

Total other income	199	2.0%	222	2.7%

Earnings before income taxes	1,093	10.9%	1,087	13.3%
Income tax expense	407	4.0%	395	4.8%

Net earnings	$686	6.9%	$692	8.5%

Earnings per diluted common share	$0.27		$0.28

Results of Operations — Three months ended April 1, 2006 compared to three months ended April 2, 2005

Net Sales
      Net sales were $10.0 billion in the first quarter of 2006, up 23% compared to $8.2 billion in the first quarter of 2005. Net sales increased in three of our four operating segments in the first quarter of 2006 compared to the first quarter of 2005. The overall increase in net sales reflects: (i) a $2.0 billion increase in net sales by the Mobile Devices segment, reflecting a 61% increase in unit shipments, driven by strong demand for GSM handsets and consumers’ desire for the segment’s compelling products that combine innovative style and leading technology, (ii) a $48 million increase in net sales by the Connected Home Solutions segment, primarily due to increased demand for HD/DVR set-top boxes, and (iii) a $36 million increase in net sales by the Government and Enterprise Mobility Solutions segment driven by increased sales to the segment’s government and automotive markets, partially offset by a decrease in sales to the enterprise market. These increases were partially offset by a $226 million decrease in net sales by the Networks segment, primarily driven by lower net sales in North America and Asia.

Gross Margin
      Gross margin was $3.0 billion, or 30.2% of net sales, in the first quarter of 2006, compared to $2.7 billion, or 32.5% of net sales, in the first quarter of 2005. Three of our four operating segments had increased gross margin compared to the first quarter of 2005. The Mobile Devices, Connected Home Solutions and Government and Enterprise Mobility Solutions segments all increased due to increased net sales, while the Networks segment decreased based on their decline in net sales. Two of the Company’s four operating segments had a decrease in gross margin as a percentage of net sales: (i) the Mobile Devices segment, primarily due to a decline in ASP, and (ii) the Government and Enterprise Mobility Solutions segment. These decreases in gross margin percentage of net sales were partially offset by increased gross margin as a percentage of net sales in the Networks and Connected Home Solutions segments.
      The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in the first quarter of 2006 compared to the first quarter of 2005 can be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices segment, which generates lower gross margins than the overall Company average.

Selling, General and Administrative Expenses
      Selling, general and administrative (“SG&A”) expenditures increased 18% to $1.1 billion, or 11.1% of net sales, in the first quarter of 2006, compared to $945 million, or 11.6% of net sales, in the first quarter of 2005. The Mobile Devices and Connected Home Solutions segments had increased SG&A expenditures in the first quarter of 2006 compared to the first quarter of 2005 while the Networks and Government and Enterprise Mobility Solutions segments decreased over the same period. The increase in SG&A expenditures in the first quarter of 2006 compared to the first quarter of 2005 was primarily driven by: (i) increased marketing expenditures, mainly in the Mobile Devices segment, to support higher sales and promote brand awareness, and (ii) stock-based compensation expense in connection with the adoption of FASB Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SG&A expenditures as a percentage of net sales decreased in the Mobile Devices and Government and Enterprise Mobility Solutions segments, while increasing in the Networks and Connected Home Solutions segments.

Research and Development Expenditures
      Research and development (“R&D”) expenditures increased 15% to $980 million, or 9.8% of net sales, in the first quarter of 2006, compared to $853 million, or 10.5% of net sales, in the first quarter of 2005. All four of the Company’s operating segments had increased R&D expenditures in the first quarter of 2006 compared to the first quarter of 2005, although R&D expenditures as percentage of net sales decreased in the Mobile Devices and Connected Home Solutions segments. The increase in R&D expenditures was primarily due to: (i) developmental engineering expenditures for new product development and investment in next-generation technologies across all segments, and (ii) stock-based compensation expense in connection with the adoption of SFAS 123R.

Other Charges (Income)
      The Company recorded charges of $30 million in Other charges (income) in the first quarter of 2006, compared to income of $7 million in the first quarter of 2005. The charges of $30 million in the first quarter of 2006 consists of employee separation costs. The income of $7 million in the first quarter of 2005 primarily consists of $5 million in income from the reversals of employee separation and exit cost reserves no longer needed. The $5 million in reversals constitute less than 1% of the Company’s earnings before income taxes in the first quarter of 2005. The employee separation and exit costs are discussed in further detail in the “Reorganization of Businesses” section below.

Net Interest Income (Expense)
      Net interest income was $67 million in the first quarter of 2006, compared to net interest expense of $8 million in the first quarter of 2005. Net interest income in the first quarter of 2006 included interest income of $148 million, partially offset by interest expense of $81 million. Net interest expense in the first quarter of 2005 included interest expense of $76 million, partially offset by interest income of $68 million. The increase in net interest income is primarily attributed to: (i) an increase in interest income due primarily to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates, and (ii) lower levels of total debt during the first quarter of 2006 compared to the first quarter of 2005, partially offset by higher interest rates paid on floating rate debt.

Gains on Sales of Investments and Businesses
      Gains on sales of investments and businesses were $151 million in the first quarter of 2006, compared to $239 million in the first quarter of 2005. In the first quarter of 2006, the net gains were primarily related to a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation. In the first quarter of 2005, the net gains were primarily related to a $234 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc.

Other
      Charges classified as Other, as presented in Other income (expense), were $19 million in the first quarter of 2006, compared to $9 million in the first quarter of 2005. The $19 million in net charges in the first quarter of 2006 were primarily comprised of: (i) $33 million loss on the Sprint Nextel Derivative, and (ii) $6 million of investment impairment charges. These charges were partially offset by a $21 million foreign currency translation gain. The $9 million in net charges in the first quarter of 2005 were primarily comprised of $10 million of investment impairment charges.

Effective Tax Rate
      The effective tax rate was 37% in the first quarter of 2006, representing a $407 million net tax expense, compared to 36% in the first quarter of 2005, representing a $395 million net tax expense. During the first quarter of 2006, the Company recorded $57 million of tax expense attributable to $151 million of gains on the sale of investments, $15 million in tax benefits associated with $72 million of supply chain restructuring charges and $23 million in tax benefits associated with $70 million of stock-based compensation expense. Similarly, in the first quarter of 2005, the Company recorded $89 million in tax expense attributable to a $234 million gain on the sale of investments.

Earnings
      The Company had earnings before income taxes of $1.1 billion in the first quarter of 2006, compared with earnings before income taxes of $1.1 billion in the first quarter of 2005. After taxes, the Company had net earnings of $686 million, or $0.27 per diluted share, in the first quarter of 2006, compared with net earnings of $692 million, or $0.28 per diluted share, in the first quarter of 2005.

      The increase in earnings before income taxes in the first quarter of 2006 compared to the first quarter of 2005 is primarily attributed to: (i) a $364 million increase in gross margin, primarily due to the $1.9 billion increase in total net sales, and (ii) a $75 million increase in net interest income, driven primarily by increased interest income due to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates and the reduction in total debt. These improvements in earnings were partially offset by: (i) a $171 million increase in SG&A expenditures, (ii) a $127 million increase in R&D expenditures, (iii) an $88 million decrease in gains on the sale of investments and businesses, and (iv) a $37 million increase in Other charges.
Reorganization of Businesses
      The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and, therefore, such benefits are accounted for in accordance with Statement No. 112, Accounting for Postemployment Benefits (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.
      The Company expects to realize cost-saving benefits of approximately $54 million during the remaining nine months of 2006 from the plans that were initiated during the first quarter of 2006, representing $4 million of savings in Costs of sales, $29 million of savings in R&D expenditures, and $21 million of savings in SG&A expenditures. Beyond 2006, the Company expects the reorganization plans initiated during the first quarter of 2006 to provide annualized cost savings of approximately $114 million, representing $37 million of savings in Cost of sales, $50 million of savings in R&D expenditures, and $27 million of savings in SG&A expenditures.

2006 Charges
      During the first quarter of 2006, the Company committed to implement various productivity improvement plans aimed principally at reducing costs in its supply-chain activities, as well as reducing other operating expenses, primarily relating to engineering and development costs. During the three months ended April 1, 2006, the Company recorded net reorganization of business charges of $71 million, including $41 million of charges in Costs of sales and $30 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $71 million are charges of $72 million for employee separation costs and $7 million for fixed asset adjustments, partially offset by $8 million of reversals for accruals no longer needed.

      The following table displays the net charges incurred by segment for the three months ended April 1, 2006:

Three Months
Ended
April 1,
Segment	2006

Mobile Devices	$(1)
Government & Enterprise Mobility Solutions	8
Networks	21
Connected Home Solutions	43

$71

      The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to April 1, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	April 1,
	2006	Charges	Adjustments	Used	2006

Exit costs — lease terminations	$55	$—	$(6)	$(9)	$40
Employee separation costs	53	72	(2)	(28)	95

	$108	$72	$(8)	$(37)	$135

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations
      At January 1, 2006, the Company had an accrual of $55 million for exit costs attributable to lease terminations. The 2006 adjustments of $6 million represent reversals of accruals no longer needed. The $9 million used in 2006 reflects cash payments. The remaining accrual of $40 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 1, 2006, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The 2006 additional charges of $72 million represent severance costs for approximately an additional 2,400 employees, of which 1,600 were direct employees and 800 were indirect employees. The adjustments of $2 million represent reversals of accruals no longer needed.
      During the three months ended April 1, 2006, approximately 1,200 employees, of which 900 were direct employees and 300 were indirect employees, were separated from the Company. The $28 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $95 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 1, 2006, is expected to be paid to approximately 2,800 separated employees.

2005 Charges
      For the three months ended April 2, 2005, the Company recorded reversals of $6 million for reserves no longer needed, including $1 million of reversals in Costs of sales and $5 million of reversals under Other charges (income) in the Company’s condensed consolidated statements of operations.

      The following table displays the net charges incurred by segment for the three months ended April 2, 2005:

Three Months
Ended
April 2,
Segment	2005

Mobile Devices	$(2)
Government & Enterprise Mobility Solutions	(2)
Networks	—
Connected Home Solutions	—

(4)
General Corporate	(2)

$(6)

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

Exit Costs — Lease Terminations
      At January 1, 2005, the Company had an accrual of $84 million for exit costs attributable to lease terminations. The 2005 adjustments of $2 million represent translation adjustments. The $7 million used in 2005 reflects cash payments. The remaining accrual of $75 million, which was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 2, 2005, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $46 million for employee separation costs, representing the severance costs for approximately 500 employees. The adjustments of $6 million represent reversals of accruals no longer needed.
      During the three months ended April 2, 2005, approximately 375 employees were separated from the Company. The $24 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $16 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 2, 2005.
Liquidity and Capital Resources
      As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents
      At April 1, 2006, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $4.2 billion, an increase of $426 million, compared to

$3.8 billion at December 31, 2005. At April 1, 2006, $386 million of this amount was held in the U.S. and $3.8 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

Operating Activities
      In the first quarter of 2006, the Company generated positive cash flow from operations of $687 million, compared to $438 million generated in the first quarter of 2005. The primary contributors to cash flow from operations in the first quarter of 2006 were: (i) earnings (adjusted for non-cash items) of $1.1 billion, and (ii) $19 million decrease in other assets and other liabilities. These positive contributors to operating cash flow were partially offset by: (i) a $234 million increase in inventories, (ii) a $97 million increase in other current assets, (iii) a $69 million increase in accounts receivable, and (iv) $18 million decrease in accounts payable and accrued liabilities.
      Accounts Receivable: The Company’s net accounts receivable were $5.9 billion at April 1, 2006, compared to $5.8 billion at December 31, 2005. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 53 days at April 1, 2006, compared to 50 days at December 31, 2005 and 51 days at April 2, 2005. The Company’s businesses sell their products in a variety of markets throughout the world. Payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.
      Inventory: The Company’s net inventory was $2.8 billion at April 1, 2006 compared to $2.5 billion at December 31, 2005. The Company’s inventory turns were 10.1 at April 1, 2006, compared to 11.4 at December 31, 2005 and 8.9 at April 2, 2005. Inventory turns were calculated using an annualized rolling three months of cost of sales method. The decrease in overall inventory turns, compared to December 31, 2005, was driven by an increase in net inventory in the Mobile Devices segment. Mobile Devices believes its inventory levels are appropriate to meet increased expected market demand. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.
      Reorganization of Business: The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with these plans were $37 million in the first quarter of 2006, as compared to $31 million in the first quarter of 2005. Of the $135 million reorganization of businesses accrual at April 1, 2006, $95 million relates to employee separation costs and is expected to be paid in 2006. The remaining $40 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.
      Benefit Plan Contributions: The Company expects to make cash contributions totaling approximately $270 million to its U.S. regular pension plan and $44 million to its non-U.S. pension plans during 2006. The Company also expects to make cash contributions totaling approximately $45 million to its postretirement healthcare fund during 2006. During the first quarter of 2006, the Company contributed $10 million to its non-U.S. pension plans. Subsequent to quarter end, the Company contributed $69 million and $11 million to its U.S. regular pension plan and postretirement healthcare fund, respectively.

Investing Activities
      The most significant components of the Company’s investing activities include: (i) proceed from sales of Sigma Funds investments, (ii) proceeds from sales of investments and businesses, (iii) strategic acquisitions of, or investments in, other companies, and (iv) capital expenditures.
      Net cash provided by investing activities was $532 million for the first quarter of 2006, as compared to net cash provided of $576 million in the first quarter of 2005. The $44 million decrease in cash provided by investing activities in the first quarter of 2006, compared to the first quarter of 2005, was primarily due to: (i) a $163 million decrease in proceeds from the sales of investments and businesses, (ii) a $76 million increase in cash used for acquisitions and investments, (iii) a $37 million increase in purchases of short-term investments, and (iv) a $23 million increase in capital expenditures, partially offset by: (i) a $245 million increase in cash received from the sale of Sigma Funds investments, and (ii) a $10 million increase in proceeds received from the disposition of property, plant and equipment.
      Sales of Investments and Businesses: The Company received $219 million in proceeds from the sales of investments and businesses in the first quarter of 2006, compared to proceeds of $382 million in the first quarter of 2005. The $219 million in proceeds in the first quarter of 2006 were primarily comprised of a $175 million from the sale of the Company’s remaining shares in Telus Corporation. The $382 million in proceeds in the first quarter of 2005 were primarily comprised of: (i) $264 million from the sale of a portion of the Company’s shares in Nextel Communications, Inc., and (ii) $105 million from the sale of a portion of the Company’s shares in Semiconductor Manufacturing International Corporation.
      Sigma Funds: The Company and its wholly-owned subsidiaries invest most of their excess cash in two funds (the “Sigma Funds”), which are funds similar to a money market fund. The Company received $607 million in net cash from the proceeds of the sale of Sigma Funds investments in the first quarter of 2006, compared to $362 million in the first quarter of 2005. The Sigma Funds balance was $10.3 billion at April 1, 2006, compared to $10.9 billion at December 31, 2005. At April 1, 2006, $7.8 billion of the Sigma Funds investments were held in the U.S. and $2.5 billion were held by the Company or its subsidiaries in other countries.
      The Sigma Funds portfolios are managed by five major outside investment management firms and include investments in high quality (rated at least A/ A-1 by S&P or A2/ P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the funds must be 120 days or less with the actual average maturity of the investments being 68 days and 74 days at April 1, 2006 and December 31, 2005, respectively. Certain investments with maturities beyond one year have been classified as short-term based on their highly-liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
      Strategic Acquisitions and Investments: The Company used cash for acquisitions and new investment activities of $141 million in the first quarter of 2006, compared to $65 million in the first quarter of 2005. The largest component of the $141 million in cash used during the first quarter of 2006 was $108 million for the acquisition of Kreatel Communications AB, a leading developer of innovative IP based digital set-top boxes, by the Connected Home Solutions segment. The largest components of the $65 million in cash used during the first quarter of 2005 were: (i) funding of joint ventures formed by Motorola and Comcast that focused on developing the next generation of conditional access technologies, and (ii) the acquisition of Ucentric Systems, Inc., a provider of media networking software for the connected home, by the Connected Home Solutions segment.
      Capital Expenditures: Capital expenditures in the first quarter of 2006 were $126 million, compared to $103 million in the first quarter of 2005. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.
      Short-Term Investments: At April 1, 2006, the Company had $185 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $144 million of short-term investments at December 31, 2005.
      Available-For-Sale Securities: In addition to available cash and cash equivalents, Sigma Fund investments and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At April 1, 2006, the Company’s available-

for-sale securities portfolio had an approximate fair market value of $1.1 billion, which represented a cost basis of $994 million and a net unrealized gain of $98 million. At December 31, 2005, the Company’s available-for-sale securities portfolio had an approximate fair market value of $1.2 billion, which represented a cost basis of $1.1 billion and a net unrealized gain of $157 million.
      Sprint Nextel Investment: The Company owns 37.6 million shares of non-voting common stock of Sprint Nextel Corporation (“Sprint Nextel”). On December 14, 2004, in connection with the announcement of the definitive agreement relating to the merger of Nextel Communications, Inc. (“Nextel”) and Sprint Corporation (the “Sprint Nextel Merger”), Motorola, a Motorola subsidiary and Nextel entered into an agreement pursuant to which Motorola and its subsidiary agreed not dispose of their 29.7 million non-voting shares of Nextel (now the 37.6 million shares of non-voting common stock of Sprint Nextel issued in exchange for Nextel non-voting common stock pursuant to the Sprint Nextel Merger) for a period ending no later than December 31, 2006.
      In order to manage its exposure to changes in value of certain equity investments, the Company may, from time to time, enter into derivative contracts. During the first quarter of 2006, the Company entered into option agreements relating to all of its Sprint Nextel shares (the “Sprint Nextel Derivative”) in order to partially protect the value of the underlying 37.6 million shares. If the Sprint Nextel shares and the Sprint Nextel Derivative are held to the Sprint Nextel Derivative’s maturity, the Company would receive cumulative proceeds of no less than $941 million and no more than $1.2 billion from the sale of its 37.6 million Sprint Nextel shares and settlement of the Sprint Nextel Derivative. The gains and losses due to changes in the value of the derivative instruments are included in Other income (loss), net, in the condensed consolidated statements of operations, while the change in value of the underlying security are reflected in the fair value adjustments in stockholders’ equity. During the quarter, the change in fair value of the Sprint Nextel Derivative was ($33) million and accordingly, the Company recorded a charge in the same amount within Other income (loss), net, in the condensed consolidated statements of operations.

Financing Activities
      The most significant components of the Company’s financing activities are: (i) the purchase of the Company’s common stock under its share repurchase program, (ii) the payment of dividends, (iii) the issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan, (iv) net proceeds from (or repayment of) commercial paper and short-term borrowings, and (v) excess tax benefits from stock-based compensation.
      Net cash used for financing activities was $803 million in the first quarter of 2006, compared to $44 million used in the first quarter of 2005. Cash used for financing activities in the first quarter of 2006 was primarily: (i) $815 million of cash used for the purchase of the Company’s common stock under the share repurchase program, and (ii) $100 million of cash used to pay dividends, partially offset by proceeds of: (i) $72 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, (ii) $22 million in cash received from the issuance of commercial paper and short-term borrowings, and (iii) $20 million in excess tax benefits from stock-based compensation.
      Cash used for financing activities in the first quarter of 2005 was primarily attributable to $98 million to pay dividends, partially offset by proceeds of $58 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.
      Short-term Debt: At April 1, 2006, the Company’s outstanding notes payable and current portion of long-term debt was $470 million, compared to $448 million at December 31, 2005. Net cash received for the issuance of commercial paper and short-term borrowings was $22 million in the first quarter of 2006, compared to net cash used for repayment of $4 million in the first quarter of 2005. At both April 1, 2006 and December 31, 2005, the Company had $300 million of outstanding commercial paper. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2006.

      Long-term Debt: At both April 1, 2006 and December 31, 2005, the Company had outstanding long-term debt of $3.8 billion. Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.
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
      Share Repurchase Program: In May 2005, the Company announced that its Board of Directors authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending in May 2008, subject to market conditions. During the first quarter of 2006, the Company paid approximately $815 million, including transaction costs, to repurchase 37 million shares at an average price of $21.99 per share. Since May 2005, the Company has paid $1.7 billion to repurchase 78.7 million shares at an average price of $21.43 per share. All shares repurchased have been retired.
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

Long-Term Debt
Commercial
Name of Rating Agency	Rating	Outlook	Paper	Date of Last Action

S&P	BBB+	positive	A-2	March 16, 2006 (outlook)
Moody’s	Baa2	stable	P-2	June 2, 2005 (upgrade)
Fitch	BBB+	positive	F-2	January 20, 2005 (upgrade)
      In March 2006, S&P changed the outlook on the Company’s long-term debt to “BBB+” with a “positive” outlook from “BBB+” with a “stable” outlook. There was no change in the short-term rating of “A-2”. There were no other changes in the Company’s debt ratings during the first quarter of 2006.
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
      The Company continues to have access to the commercial paper and long-term debt markets. However, the Company generally has had to pay a higher interest rate to borrow money than it would have if its credit ratings were higher. The Company has maintained commercial paper balances of between $300 million and $500 million for the past four years. This reflects the fact that the market for commercial paper rated “A-2/P-2/F-2” is smaller than that for commercial paper rated “A-1/ P-1/ F-1” and commercial paper or other short-term borrowings may be of limited availability to participants in the “A-2/ P-2/ F-2” market from time-to-time or for extended periods.
      As further described under “Customer Financing Arrangements” below, for many years the Company has utilized a number of receivables programs to sell a broadly-diversified group of short-term receivables to third parties. Certain of the short-term receivables are sold to a multi-seller commercial paper conduit. This program provides for up to $400 million of short-term receivables to be outstanding with the conduit at any time. The obligations of the conduit to continue to purchase receivables under this short-term receivables program could be terminated if the Company’s long-term debt was rated lower than “BB+” by S&P or “Ba1” by Moody’s (which would be a decline of three levels from the current Moody’s rating). If this short-term receivables program were terminated, the Company would no longer be able to sell its short-term receivables to the conduit in this manner, but it would not have to repurchase previously-sold receivables.

Credit Facilities
      At April 1, 2006, the Company’s total domestic and non-U.S. credit facilities totaled $3.1 billion, of which $112 million was considered utilized. These facilities are principally comprised of: (i) a $1.0 billion three-year revolving domestic credit facility maturing in May 2007 (the “3-Year Credit Facility”) which is not utilized, and (ii) $2.1 billion of non-U.S. credit facilities (of which $112 million was considered utilized at April 1, 2006). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Funds balances and other sources of liquidity, are generally available to support outstanding commercial paper, which was $300 million at April 1, 2006.
      In order to borrow funds under the 3-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 3-Year Credit Facility include covenants relating to net interest coverage and total debt-to-book capitalization ratios. The Company was in compliance with the terms of the 3-Year Credit Facility at April 1, 2006. The Company has never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.

Customer Financing Commitments and Guarantees
      Outstanding Commitments: Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $715 million at April 1, 2006, compared to $689 million at December 31, 2005. Of these amounts, $623 million was supported by letters of credit or by bank commitments to purchase receivables at April 1, 2006, compared to $594 million at December 31, 2005.
      Guarantees of Third-Party Debt: In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $116 million and $115 million at April 1, 2006 and December 31, 2005, respectively (including $67 million and $66 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $79 million and $71 million at April 1, 2006 and December 31, 2005, respectively (including $34 million and $42 million, respectively, relating to the sale of short-term receivables).

Customer Financing Arrangements
      Outstanding Finance Receivables: The Company had net finance receivables of $168 million at April 1, 2006, compared to $260 million at December 31, 2005 (net of allowances for losses of $7 million at April 1, 2006 and $12 million at December 31, 2005). These finance receivables are generally interest bearing, with rates ranging from 2% to 11%. Interest income recognized on finance receivables was $2 million for both the three months ended April 1, 2006 and the three months ended April 2, 2005.
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
      In the aggregate, at April 1, 2006, these committed facilities provided for up to $1.2 billion to be outstanding with the third parties at any time, as compared to up to $1.1 billion provided at December 31, 2005. As of April 1, 2006, $575 million of these committed facilities were utilized, compared to $585 million utilized at December 31, 2005. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.
      Total finance receivables sold by the Company were $1.2 billion in the first quarter of 2006 (including $1.2 billion of short-term receivables), compared to $885 million sold in the first quarter of 2005 (including $831 million of short-term receivables). As of April 1, 2006, there were $800 million of these sold receivables outstanding for which the Company retained servicing obligations (including $608 million of short-term receivables), compared to $1.0 billion outstanding at December 31, 2005 (including $838 million of short-term receivables).
      Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $67 million and $66 million at April 1, 2006 and December 31, 2005, respectively. Reserves of $4 million were recorded for potential losses on sold receivables at both April 1, 2006 and December 31, 2005.

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
Segment Information
      The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended April 1, 2006 and April 2, 2005 as detailed in Note 7, “Segment Information,” of the Company’s condensed consolidated financial statements.
Mobile Devices Segment
      The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. For the first quarter of 2006, the segment’s net sales represented 64% of the Company’s consolidated net sales, compared to 54% in the first quarter of 2005.

	Three Months
	Ended

	April 1,	April 2,
	2006	2005	% Change
(Dollars in millions)
Segment net sales	$6,400	$4,414	45%
Operating earnings	702	440	60%
      In the first quarter of 2006, the segment’s net sales increased 45% to $6.4 billion, compared to $4.4 billion in the first quarter of 2005. The increase in net sales in the first quarter of 2006 was driven by an increase in unit shipments reflecting strong consumer demand for GSM handsets and consumers’ desire for the segment’s compelling products that combine innovative style and leading technology, partially offset by a decrease in average selling price (“ASP”). The segment had increased net sales in every region and across major technologies (GSM, CDMA, UMTS and iDEN), with the largest increases in North Asia and the High Growth markets (defined as countries in the Middle East, Africa, Southeast Asia and India).
      The segment’s operating earnings increased to $702 million in the first quarter of 2006, compared to operating earnings of $440 million in the first quarter of 2005. The 60% increase in operating earnings was primarily due to an increase in gross margin, driven primarily by the 45% increase in net sales. This improvement in gross margin was partially offset by: (i) an increase in selling, general and administrative (“SG&A”) expenses, as a result of increased marketing expenditures, and (ii) an increase in research and development (“R&D”) expenditures, as a result of an increase in developmental engineering for new product development, software, and investment in next-generation technologies. The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth. Although SG&A and R&D increased, both decreased as a percentage of net sales.
      Unit shipments in the first quarter of 2006 increased 61% to 46.1 million units, compared to 28.7 million units in the first quarter of 2005. Due to the segment’s increase in unit shipments outpacing the overall market growth, both compared to the first quarter of 2005 and sequentially from the fourth quarter of 2005, the segment believes it further strengthened its position as the second largest worldwide supplier of wireless handsets.
      The increase in unit shipments was partially offset by a decline in ASP. In the first quarter of 2006, ASP decreased approximately 7% compared to the first quarter of 2005 and by approximately 4% sequentially from the fourth quarter of 2005. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Government and Enterprise Mobility Solutions Segment
      The Government and Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems to a wide range of public-safety, government, utility, transportation and other worldwide markets, and participates in the market for integrated information management, mobile and biometric applications and services. The segment also designs, manufactures and sells automotive electronics systems, as well as telematics systems that enable communication and advanced safety features for automobiles. For the first quarter of 2006, the segment’s net sales represented 15% of the Company’s consolidated net sales, compared to 18% in the first quarter of 2005.

	Three Months
	Ended

	April 1,	April 2,
	2006	2005	% Change
(Dollars in millions)
Segment net sales	$1,539	$1,503	2%
Operating earnings	171	167	2%
      In the first quarter of 2006, the segment’s net sales increased 2% to $1.54 billion, compared to $1.50 billion in the first quarter of 2005. The increase in net sales reflects increased sales to the segment’s government and automotive markets, partially offset by a decrease in net sales to the enterprise market. On a geographic basis, the overall increase in net sales was driven by increased net sales in Latin America, Asia and Europe, partially offset by a decrease in net sales in North America. In North America, net sales to state and local government customers increased, however net sales to Federal government customers decreased, as the delay in the final approval of the 2005 federal budget caused these customers to defer capital spending. Net sales in North America continues to comprise a significant portion of the segment’s business, accounting for 66% of the segment’s net sales in the first quarter of 2006, compared to 69% in the first quarter of 2005.
      The segment reported operating earnings of $171 million in the first quarter of 2006, compared to operating earnings of $167 million in the first quarter of 2005. The 2% increase in operating earnings was primarily due to: (i) an increase in gross margin, driven primarily by the 2% increase in net sales, and (ii) a decrease in SG&A. These improvements in operating earnings were partially offset by: (i) an increase in reorganization of business charges, primarily relating to employee severance, and (ii) an increase in R&D expenditures, driven by increased investment in next-generation technologies across the segment.
      On April 3, 2006, the Company announced an agreement to sell its automotive electronics business for approximately $1 billion in cash. The transaction includes the segment’s controls, sensor, interior electronics and telematics businesses. The transaction is expected to be completed in the first half of 2006, subject to customary closing and regulatory conditions. In the first quarter of 2006, the automotive electronics unit had sales of approximately $400 million and represented approximately 27% of the segment’s net sales.
Networks Segment
      The Networks segment designs, manufactures, sells, installs and services: (i) cellular infrastructure systems, including hardware and software, (ii) fiber-to-the-premise and fiber-to-the-node transmission systems supporting high-speed data, video and voice, and (iii) wireless broadband systems. In addition, the segment designs, manufactures, and sells embedded communications computing platforms. For the first quarter of 2006, the segment’s net sales represented 14% of the Company’s consolidated net sales, compared to 20% in the first quarter of 2005.

	Three Months
	Ended

	April 1,	April 2,
	2006	2005	% Change
(Dollars in millions)
Segment net sales	$1,431	$1,657	(14)%
Operating earnings	132	234	(44)%
      In the first quarter of 2006, the segment’s net sales decreased 14% to $1.4 billion, compared to $1.7 billion in the first quarter of 2005. The 14% decrease in net sales was primarily driven by lower net sales in North

America and Asia. In North America, customer network deployments returned to historic trends compared to an exceptionally strong first quarter of 2005. In Asia, continuing uncertainty regarding the granting of 3G licenses in China has created a climate in which service providers have slowed their near-term capital investment, reflected by decreased spending on CDMA technologies and an expected shift to spending on GSM technologies. These sales decreases were partially offset by increased sales in the Europe, Middle East and Africa region (“EMEA”). Sales into non-U.S. markets represented approximately 58% of the segment’s total net sales in the first quarter of 2006, compared to approximately 54% in the first quarter of 2005.
      The segment’s operating earnings decreased to $132 million in the first quarter of 2006, compared to operating earnings of $234 million in the first quarter of 2005. The 44% decrease in operating earnings was primarily related to: (i) a decrease in gross margin, primarily driven by the 14% decrease in net sales, (ii) an increase in reorganization of business charges, and (iii) an increase in R&D expenditures, due to additional investment in emerging businesses. These decreases in operating earnings were partially offset by a reduction in SG&A expenditures.
      The segment’s gross margin percentages differ among its services, software and equipment businesses, and within the equipment business by the technologies mentioned above. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period.
Connected Home Solutions Segment
      The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks (“digital entertainment devices”) and digital systems, (ii) high speed data products, including cable modems and cable modem termination systems and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home satellite networks and private networks for business communications, and (vi) advanced video communications products. For the first quarter of 2006, the segment’s net sales represented 7% of the Company’s consolidated net sales, compared to 8% in the first quarter of 2005.

	Three Months
	Ended

	April 1,	April 2,
	2006	2005	% Change
(Dollars in millions)
Segment net sales	$710	$662	7%
Operating earnings	15	19	(21)%
      In the first quarter of 2006, the segment’s net sales increased 7% to $710 million, compared to $662 million in the first quarter of 2005. The increase in overall net sales was driven by increased demand for HD/ DVR set-top boxes. Net sales increased in North America, Latin America and EMEA, partially offset by a decrease in net sales in Asia. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 83% of the segment’s total net sales in the first quarter of 2006, compared to 84% in the first quarter of 2005.
      The segment reported operating earnings of $15 million in the first quarter of 2006, compared to operating earnings of $19 million in the first quarter of 2005. The 21% decrease in operating results was primarily due to: (i) an increase in reorganization of business charges, primarily relating to employee severance, (ii) an increase in SG&A expenditures, driven by increased costs of acquisitions, and (iii) an increase in R&D, primarily related to development engineering. These decreases to operating earnings were partially offset by an increase in gross margin driven primarily by the 7% increase in net sales.
      In the first quarter of 2006, compared to the first quarter of 2005, net sales of digital entertainment devices increased 17% due to an increase in unit shipments, partially offset by a decrease in ASP, due to a product mix shift toward all digital set-top boxes. The increase in unit shipments was primarily due to increased demand for the HD/ DVR set-top boxes. The segment continued to be the worldwide leader in market share for digital cable set-top boxes.

      In the first quarter of 2006, compared to the first quarter of 2005, net sales of cable modems increased 20%. The increase in net sales was due to an increased demand for voice enabled modems. The segment retained its leading worldwide market share in cable modems.
      On February 24, 2006, the segment completed the acquisition of Kreatel Communications AB (“Kreatel”), a leading developer of innovative IP based digital set-top boxes and software. IPTV is expected to be the primary focus for telecommunication operators around the world as they offer video, voice and data services to compete with cable operators. The segment plans to integrate Kreatel’s set-top boxes into its current suite of IP video solutions enabling the segment to offer a full range of video, voice and data connected home solutions.
Realignment of Segments
      The Company announced its decision, effective as of the second quarter of 2006, to realign its businesses by combining the Networks and Government and Enterprise Mobility Solutions segments into a new organization called the Networks and Enterprise segment. This reorganization will enable us to strengthen our position in providing end-to-end network infrastructure solutions to private, public and enterprise customers worldwide. The new business also will leverage key current and next-generation technologies across those various market segments. With a more streamlined structure, the Company expects to move faster, improve its cost structure (including general and administrative activities) and be more effective in meeting customer needs.

Significant Accounting Policies
      Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
      Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

•	Revenue recognition

•	Allowance for losses on finance receivables

•	Inventory valuation reserves

•	Deferred tax asset valuation

•	Valuation of investments and long-lived assets

•	Restructuring activities

•	Retirement-related benefits
      In the first quarter of 2006, there has been no change in the above critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies.

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
      At April 1, 2006 and December 31, 2005, the Company had net outstanding foreign exchange contracts totaling $3.8 billion and $2.8 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of April 1, 2006 and December 31, 2005:

	April 1,	December 31,
Buy (Sell)	2006	2005

Euro	$(1,922)	$(1,076)
Chinese Renminbi	(880)	(728)
Brazilian Real	(335)	(348)
Canadian Dollar	(154)	2
Malaysian Ringget	111	48
      The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom which presently have high credit ratings, to fail to meet their obligations.
     Interest Rate Risk
      At April 1, 2006, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $4.0 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates.
      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-

term LIBOR-based variable rate payments. The following table displays which interest rate swaps have been entered into at April 1, 2006:

Date Executed	Notional Amount Hedged	Underlying Debt Instrument

	(In millions)
August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$2,642

      The short-term LIBOR-based variable rate payments on the above interest rate swaps was 7.1% for the three months ended April 1, 2006. The fair value of all interest rate swaps at April 1, 2006 and December 31, 2005, was approximately $(81) million and $(50) million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at April 1, 2006 or December 31, 2005.
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
     Investment Hedge
      The Company owns 37.6 million shares of non-voting common stock of Sprint Nextel Corporation (“Sprint Nextel”). On December 14, 2004, in connection with the announcement of the definitive agreement relating to the merger of Nextel Communications, Inc. (“Nextel”) and Sprint Corporation (the “Sprint Nextel Merger”), Motorola, a Motorola subsidiary and Nextel entered into an agreement pursuant to which Motorola and its subsidiary agreed not to dispose of their 29.7 million non-voting shares of Nextel (now the 37.6 million shares of non-voting common stock of Sprint Nextel issued in exchange for Nextel non-voting common stock pursuant to the Sprint Nextel Merger) for a period ending no later than December 31, 2006.
      In order to manage its exposure to changes in value of certain equity investments, the Company may, from time to time, enter into derivative contracts. During the first quarter of 2006, the Company entered into option agreements relating to all of its Sprint Nextel shares (the “Sprint Nextel Derivative”) in order to partially protect the value of the underlying 37.6 million shares. If the Sprint Nextel shares and the Sprint Nextel Derivative are held to the Sprint Nextel Derivative’s maturity, the Company would receive cumulative proceeds of no less than $941 million and no more than $1.2 billion from the sale of its 37.6 million Sprint Nextel shares and settlement of the Sprint Nextel Derivative. The gains and losses due to changes in the value of the derivative instruments are included in Other income (loss), net, in the condensed consolidated statements of operations, while the change in value of the underlying security are reflected in the fair value adjustments in stockholders’ equity. During the quarter, the change in fair value of the Sprint Nextel Derivative was ($33) million and accordingly, we recorded a charge in the same amount within Other income (loss), net, in the condensed consolidated statements of operations.

Forward-Looking Statements
      Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Realignment of Segments” about strengthening our position; (2) “Looking Forward” about our strategy for growth, the completion of pending transactions and benefits from realigning our businesses; (3) “Operating Activity” about inventory levels; (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters; (5) “Management’s Discussion and Analysis,” about: (a) the success of our business strategy, (b) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs, (c) the Company’s ability and cost to repatriate funds, (d) the impact of the timing and level of sales and the geographic location of such sales, (e) future cash contributions to pension plans or retiree health benefit plans, (f) outstanding commercial paper balances, (g) the Company’s ability and cost to access the capital markets, (h) the Company’s plans to retire outstanding debt, (i) adequacy of resources to fund expected working capital and capital expenditure measurements, (j) expected payments pursuant to commitments under long-term agreements, (k) the outcome of ongoing and future legal proceedings, (l) the completion and impact of pending acquisitions and divestitures, (m) the impact of recent accounting pronouncements on the Company, and (n) the impact of the loss of key customers; and (6) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.
      Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the 2005 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in the 2005 Annual Report on Form 10-K, and those described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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
      (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage
      Motorola has been the defendant in several cases arising out of its manufacture and sale of wireless telephones.
      On May 26, 2000, a purported nationwide class action suit Naquin, et al., v. Nokia Mobile Phones, et al. was filed against Motorola and several other cellular phone manufacturers and carriers in the Civil District Court for the Parish of Orleans, State of Louisiana. The case alleges that the failure to incorporate a remote headset into cellular phones rendered the phones defective by exposing users to biological injury and health risks and plaintiffs seek compensatory damages and injunctive relief. Similar state class action suits were filed on April 19, 2001, in the Circuit Court for Baltimore City, Maryland, Pinney and Colonell v. Nokia, Inc., et al. and in the Pennsylvania Court of Common Pleas, Philadelphia County, Farina v. Nokia, Inc., et al.; and on April 20, 2001, in the Supreme Court of the State of New York, County of Bronx, Gilliam et al., v. Nokia, Inc., et al. In late 2005 and early 2006, Plaintiffs in Farina and Pinney amended their complaints to add allegations that cellular telephones sold without headsets are defective because they present a safety risk when used while driving and to seek punitive damages. Farina also seeks declaratory relief and treble and statutory damages.
      During 2001, after removal to federal court, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) transferred these four cases to the United States District Court for the District of Maryland (the “MDL Court”) for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (the “MDL Proceeding”). In 2005, as a result of a decision of the United States Court of Appeals for the Fourth Circuit, the Pinney, Gilliam, and Farina cases were remanded to the state courts from which they were removed (Maryland, New York, and Pennsylvania, respectively). The Fourth Circuit decision also reversed the MDL Court’s dismissal of the Naquin case on preemption grounds. Naquin was remanded to the MDL Court for further proceedings.
      On February 17, 2006, a newly added defendant to the Farina and Pinney cases removed the cases to federal court. Motorola asserted additional grounds for the Pinney removal in papers filed on February 22, 2006. On April 6, 2006, plaintiffs dismissed the Pinney case without prejudice. On March 13, 2006, the MDL Panel conditionally transferred the newly removed Farina case to the MDL Court. On April 7, 2006, the Farina plaintiffs filed a motion to vacate the conditional transfer order. On March 30, 2006, plaintiffs dismissed the Gilliam case without prejudice.
      On February 15, 2006, the MDL Court issued a suggestion to the MDL Panel to transfer Naquin from the MDL Court to the federal court in Louisiana. On February 22, 2006, defendants filed a motion to reconsider that suggestion based on the removal of Farina and Pinney to the federal court. On March 9, 2006, the MDL Court withdrew the suggestion of remand of Naquin. On March 13, 2006, the MDL Panel withdrew its previously entered order granting a conditional remand of Naquin.

Iridium-Related Cases

Class Action Securities Lawsuits
      Motorola is one of several defendants in class action securities lawsuits arising out of alleged misrepresentations and omissions regarding the Iridium satellite communications business, originally filed in the District of Columbia beginning in April 1999, and in March 2001 consolidated under Freeland v. Iridium World Communications, Inc., et al. On January 9, 2006, the court granted Plaintiffs’ motion for class certification.

Shareholder Derivative Case
      M&C Partners III v. Galvin, et al., filed January 10, 2002, in the Circuit Court of Cook County, Illinois (the “Court”), is a shareholder derivative action against fifteen current and former members of the Motorola

Board of Directors and Motorola as a nominal defendant. The lawsuit alleges that the Motorola directors breached their fiduciary duty to the Company and/or committed gross mismanagement of Motorola’s business and assets by allowing Motorola to engage in improper practices with respect to Iridium. Following the dismissal without prejudice of prior versions of the complaint, in January 2006, plaintiff filed a motion for leave to file a Third Amended Complaint that included allegations relating to Iridium and Telsim. On April 18, 2006, the Court held that plaintiff cannot pursue its Iridium-related allegations against the Motorola directors and denied without prejudice plaintiff’s motion for leave to file a Third Amended Complaint regarding the Telsim allegations.
      An unfavorable outcome in one or more of the Iridium-related cases still pending could have a material adverse effect on Motorola’s consolidated financial position, liquidity or results of operations.

Telsim-Related Cases
      In April 2001, Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), a wireless telephone operator in Turkey, defaulted on the payment of approximately $2 billion of loans owed to Motorola and its subsidiaries (the “Telsim Loans”). Motorola fully reserved the carrying value of the Telsim Loans in the second quarter of 2002. The Uzan family formerly controlled Telsim. Telsim remains under the control of the Turkish government, pending the closing of the sale of Telsim to Vodafone pursuant to an agreement dated December 13, 2005. Motorola is involved in several matters related to Telsim.

U.S. Judgment
      The Company continues to realize collections on its judgment of $2.13 billion (the “U.S. Judgment”) for compensatory damages rendered by the United States District Court for the Southern District of New York (the “District Court”) against the Uzans on July 31, 2003 and affirmed by the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) in 2004 and in connection with foreign proceedings against the Uzan family. However, the Company believes that the ongoing litigation, collection and/or settlement processes against the Uzan family will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. Following a remand from the Second Circuit of the July 31, 2003 $2.13 billion punitive damages award by the District Court, on February 8, 2006, the District Court awarded a judgment in favor of Motorola for $1 billion in punitive damages against the Uzan family and their co-conspirator, Antonio Luna Bettancourt. On March 8, 2006, the Uzans and Bettancourt noticed an appeal of the punitive damage award to the Second Circuit.

Charter Communications Class Action Securities Litigation
      On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri (“District Court‘) against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Charter securities. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. On August 5, 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. As to Motorola, the amended complaint alleges a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5(a)-(c) promulgated thereunder relating to Charter securities and seeks an award of compensatory damages. On October 12, 2004, the court granted Motorola’s motion to dismiss, holding that there is no civil liability under the federal securities laws for aiding and abetting. On October 26, 2004, the plaintiff filed a motion for the reconsideration of the court’s decision. On December 20, 2004, the court issued its ruling denying plaintiff’s motion for reconsideration of its earlier decision to dismiss the complaint against Motorola. The court issued a final judgment dismissing Motorola from the case on February 15, 2005. Plaintiff appealed to the United States Court of Appeals for the Eighth Circuit (“Court of Appeals”). An oral argument was held on that appeal on December 12, 2005. On April 11, 2006, the Court of Appeals affirmed the final judgment of the District Court dismissing Motorola from the case.

      See Part I, Item 3 of the Company’s Form 10-K for the fiscal year ended on December 31, 2005 for additional disclosures regarding pending matters.
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

Item 1A.	Risk Factors
      The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 19 through 27 of the Company’s 2005 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K, the reader should also consider the following risk factor.

We may experience unintended negative consequences as a result of the realignment of our businesses.
      We are realigning our businesses by combining our Government and Enterprise Mobility Solutions segment and our Networks segment into one business. As we reorganize, there could be unintended negative consequences, including business disruptions and/or a loss of employees. Further, we may not realize the cost improvements, greater efficiencies and improved synergies we hope for as a result of this realignment.
      The risks and uncertainties described in the 2005 Annual Report on Form 10-K and described above are not the only ones the Company may face. Additional risks that we either do not currently anticipate or do not deem to be currently material may affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      (c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 1, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

				(d)Maximum Number
			(c)Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a)Total Number		as Part of Publicly	May Yet Be Purchased
	of Shares	(b)Average Price	Announced Plans or	Under the Plans or
Period	Purchased(2)	Paid per Share(2)(3)	Programs(1)	Programs(1)

1/1/06 to 1/28/06	4,073,555	$23.40	4,011,200	$3,034,623,825
1/29/06 to 2/25/06	13,219,925	$21.90	13,219,925	$2,745,146,208
2/26/06 to 4/1/06	19,816,298	$21.76	19,808,700	$2,314,143,775

Total	37,109,778	$21.99	37,039,825

(1)	On May 18, 2005 the Company announced that its Board of Directors authorized the Company to repurchase up to $4.0 billion of its outstanding shares of common stock over a 36-month period ending on May 31, 2008, subject to market conditions (the “Stock Repurchase Program”).

(2)	In addition to purchases under the Stock Repurchase Program, included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 69,953 shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees.

(3)	Average price paid per share of stock repurchased under the Stock Repurchase Program is execution price, excluding commissions paid to brokers.

Item 3.	Defaults Upon Senior Securities.
      Not applicable

Item 4.	Submission of Matters to Vote of Security Holders.
      The Company held its annual meeting of stockholders on May 1, 2006, and the following matters were voted on at that meeting:

1. The election of the following directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

Director	For	Against	Abstain

Edward J. Zander	2,130,443,588	36,707,251	19,266,775
H. Laurance Fuller	1,390,580,310	732,242,011	63,583,693
Judy C. Lewent	2,039,112,323	130,033,140	17,272,150
Thomas J. Meredith	2,110,147,853	58,936,467	17,333,293
Nicholas Negroponte	2,070,337,282	98,472,085	17,608,247
Indra K. Nooyi	2,152,938,770	16,224,241	17,254,603
Samuel C. Scott III	2,131,814,626	37,253,766	17,349,222
Ron Sommer	2,154,676,525	14,554,012	17,186,211
James R. Stengel	2,155,468,088	13,775,187	17,174,338
Douglas A. Warner III	2,153,498,741	15,648,014	17,270,859
Dr. John A. White	2,061,085,126	107,878,370	17,454,117
Miles D. White	2,129,139,819	39,846,362	17,430,944

2. The adoption of the Motorola, Inc. Omnibus Incentive Plan of 2006 was approved by the following vote: For, 1,482,281,795; Against, 260,910,371; Abstain, 20,822,834; Broker Non-Vote, 422,402,614.

3. A shareholder proposal re: Redeem or Vote Poison Pill was approved by the following vote: For, 1,350,943,317; Against, 382,555,421; Abstain, 30,491,294; Broker Non-Vote, 422,427,582.

Item 5.	Other Information.

Motorola Omnibus Incentive Plan of 2006
      At the annual meeting of stockholders of the Company held on May 1, 2006, the Company’s stockholders adopted the Motorola Omnibus Incentive Plan of 2006 (the “2006 Plan”). The 2006 Plan was adopted by the Company’s Board of Directors on February 23, 2006, subject to the approval of the Company’s stockholders, and became effective with such stockholder approval on May 1, 2006.
      The 2006 Plan provides for awards of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units, deferred stock units, performance shares, performance cash awards, annual management incentive awards, and other stock awards and cash awards to employees of the Company, including non-employee directors and executive officers. These awards are subject to certain limitations as set forth in the 2006 Plan.
      Upon approval of the 2006 Plan, the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998 (collectively, the “Prior Plans”) were merged into the 2006 Plan. The maximum number of shares reserved for issuance under this 2006 Plan is (a) 80 million shares reserved for issuance under the 2006 Plan, plus (b) the number of shares approved and available for grant under the Prior Plans as of May 1, 2006, plus (c) any shares that become available for issuance pursuant to the reusage provisions of the 2006 Plan. As of April 30, 2006, there were approximately 60.5 million shares available to be granted under the Prior Plans.

      The Compensation and Leadership Committee of the Company’s Board of Directors will administer the 2006 Plan until such time as the Board designates a different committee. The 2006 Plan is currently set to terminate on February 23, 2016.
      A more complete description of the terms of the 2006 Plan can be found in “PROPOSAL 2 — ADOPTION OF THE MOTOROLA OMNIBUS INCENTIVE PLAN OF 2006”) (pages 13 through 20) in the Company’s definitive proxy statement dated March 10, 2006 and filed with the Securities and Exchange Commission on March 10, 2006, which description is incorporated by reference herein. The foregoing description of the 2006 Plan and the description incorporated by reference from the Company’s definitive proxy statement are qualified in their entirety by reference to the 2006 Plan, a copy of which is filed as Exhibit 10.36 to this report.

Action by Compensation and Leadership Committee
      On May 2, 2006, the Compensation and Leadership Committee (the “Compensation Committee”) of the Motorola Board of Directors approved an amendment of Edward Zander’s Employment Agreement (the “Original Employment Agreement”). Set forth below is a summary of the terms of the amendment (referred to herein as the “Amended Employment Agreement”). This summary is qualified in its entirety by reference to the full text of the Amended Employment Agreement, which is filed with this report as Exhibit 10.34.
      First, in sections 3(b)(iv)(B) and (D) of his Original Employment Agreement, Mr. Zander had agreed to defer receipt of certain payments if such payments would not be deductible to Motorola because of the limitations of Internal Revenue Code Section 162(m). Those deferred amounts (as well as the severance benefits payable under section 5(a) of the Original Employment Agreement) are potentially subject to new Internal Revenue Code Section 409A (“Section 409A”) which imposes new restrictions on nonqualified deferred compensation. As a result, the Amended Employment Agreement provides that any payment subject to Section 409A will be suspended six months from the date it would otherwise be paid to the extent necessary to comply with Code Section 409A.
      Second, the Original Employment Agreement provided Mr. Zander with certain benefits (referred to as “Accelerated Treatment”) upon a change in control. The Amended Employment Agreement provides that the Accelerated Treatment does not apply if, and to the extent that, outstanding awards are assumed by the successor corporation (or parent thereof) or are replaced with a comparable award that preserves the value of the award existing at the time of the change in control; provided, however, that with respect to any awards that are assumed or replaced, such assumed or replaced awards must provide for the Accelerated Treatment if Mr. Zander is involuntarily terminated (for a reason other than “Cause”) or quits for “Good Reason” within 24 months of the Change in Control. (The definitions of “Cause” and “Good Reason” in the Original Employment Agreement were not amended.)
      Finally, the Amended Employment Agreement revises section 7 to clarify that the prohibitions on non-recruitment of affiliated group employees and non-competition apply if Mr. Zander’s employment is terminated for any reason, to specify that the prohibitions apply in the countries in which Mr. Zander has physically been present performing work for the Company at any time during the two years preceding termination of his employment, and to authorize legal or equitable remedies for any breach of the covenants set forth in section 7.

Item 6.	Exhibits

Exhibit
No.	Description

10.29	Motorola Management Deferred Compensation Plan, amended on May 2, 2006, effective as of January 1, 2005.
10.30	Motorola, Inc. Senior Officer Change in Control Severance Plan, amended on May 2, 2006, effective as of January 1, 2005.
10.34	Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003, as amended through May 2, 2006.

Exhibit
No.	Description

10.36	Motorola Omnibus Incentive Plan of 2006.
10.37	Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006.
10.38	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006.
10.39	Form of Motorola Stock Option Consideration Agreement, as amended on May 2, 2006.
10.40	Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2006 or any successor plan.
10.41	Form of Motorola Stock Option Consideration Agreement for Edward J. Zander, Chairman and Chief Executive Officer, Motorola, Inc., as amended on May 2, 2006.
10.42	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, amended as of May 2, 2006.
10.43	Form of Deferred Stock Units Award Agreement between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan.
31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Steven J. Strobel

Steven J. Strobel
Senior Vice President and Corporate Controller
(Duly Authorized Officer and Chief Accounting
Officer of the Registrant)
Date: May 3, 2006

EXHIBIT INDEX

Exhibit
No.	Description

10.29	Motorola Management Deferred Compensation Plan, amended on May 2, 2006, effective as of January 1, 2005.
10.30	Motorola, Inc. Senior Officer Change in Control Severance Plan, amended on May 2, 2006, effective as of January 1, 2005.
10.34	Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003, as amended through May 2, 2006.
10.36	Motorola Omnibus Incentive Plan of 2006.
10.37	Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006.
10.38	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006.
10.39	Form of Motorola Stock Option Consideration Agreement, as amended on May 2, 2006.
10.40	Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2006 or any successor plan.
10.41	Form of Motorola Stock Option Consideration Agreement for Edward J. Zander, Chairman and Chief Executive Officer, Motorola, Inc., as amended on May 2, 2006.
10.42	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, amended as of May 2, 2006.
10.43	Form of Deferred Stock Units Award Agreement between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan.
31.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.