Form 10-Q
period 2006-07-01
MOTOROLA INC
filed 2006-08-03
CIK 68505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 1, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 1, 2006:

Class	Number of Shares

Common Stock; $3 Par Value	2,450,037,067

Part I  — Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net sales	$10,876	$8,408	$20,484	$16,175
Costs of sales	7,517	5,651	14,199	10,837

Gross margin	3,359	2,757	6,285	5,338

Selling, general and administrative expenses	1,195	915	2,296	1,838
Research and development expenditures	1,016	878	1,962	1,685
Other charges (income)	(374)	6	(344)	1

Operating earnings	1,522	958	2,371	1,814

Other income (expense):
Interest income (expense), net	70	4	137	(4)
Gains on sales of investments and businesses, net	5	409	156	648
Other	126	20	107	12

Total other income	201	433	400	656

Earnings from continuing operations before income taxes	1,723	1,391	2,771	2,470
Income tax expense	374	472	766	866

Earnings from continuing operations	1,349	919	2,005	1,604
Earnings from discontinued operations, net of tax	35	14	65	21

Net earnings	$1,384	$933	$2,070	$1,625

Earnings per common share:
Basic:
Continuing operations	$0.55	$0.37	$0.81	$0.65
Discontinued operations	0.01	0.01	0.03	0.01

	$0.56	$0.38	$0.84	$0.66

Diluted:
Continuing operations	$0.54	$0.37	$0.79	$0.64
Discontinued operations	0.01	0.00	0.03	0.01

	$0.55	$0.37	$0.82	$0.65

Weighted average common shares outstanding:
Basic	2,464.4	2,460.2	2,477.7	2,454.1
Diluted	2,522.0	2,504.0	2,538.8	2,495.4
Dividends paid per share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except per share amounts)

	July 1,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$3,401	$3,774
Sigma Funds	10,801	10,867
Short-term investments	188	144
Accounts receivable, net	6,420	5,635
Inventories, net	2,716	2,422
Deferred income taxes	2,123	2,355
Other current assets	2,440	2,360
Current assets held for sale	339	312

Total current assets	28,428	27,869

Property, plant and equipment, net	2,084	2,020
Investments	1,395	1,644
Deferred income taxes	991	1,196
Other assets	2,804	2,597
Non-current assets held for sale	302	323

Total assets	$36,004	$35,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$490	$448
Accounts payable	4,134	4,295
Accrued liabilities	7,149	7,376
Current liabilities held for sale	281	320

Total current liabilities	12,054	12,439

Long-term debt	3,758	3,806
Other liabilities	2,907	2,727
Non-current liabilities held for sale	8	4
Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value
Issued shares: 07/01/06 — 2,451.8; 12/31/05 — 2,502.7
Outstanding shares: 07/01/06 — 2,450.0; 12/31/05 — 2,501.1	7,356	7,508
Additional paid-in capital	3,730	4,691
Retained earnings	7,743	5,897
Non-owner changes to equity	(1,552)	(1,423)

Total stockholders’ equity	17,277	16,673

Total liabilities and stockholders’ equity	$36,004	$35,649

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In millions, except per share amounts)

		Non-Owner Changes to Equity
	Common	Fair Value	Foreign	Minimum
	Stock and	Adjustment to	Currency	Pension	Other
	Additional	Available for Sale	Translation	Liability	Items,
	Paid-in	Securities,	Adjustments,	Adjustment,	Net of	Retained	Comprehensive
	Capital	Net of Tax	Net of Tax	Net of Tax	Tax	Earnings	Earnings

Balances at December 31, 2005	$12,199	$97	$(253)	$(1,269)	$2	$5,897
Net earnings						2,070	$2,070
Net unrealized losses on securities (net of tax of $80)		(130)					(130)
Foreign currency translation adjustments (net of tax of $5)			34				34
Issuance of common stock and stock options exercised	344
Share repurchase program	(1,653)
Excess tax benefits from stock-based compensation	66
Stock option and employee stock purchase plan expense	130
Net gain on derivative instruments (net of tax of $5)					(33)		(33)
Dividends declared (Q1: $0.04 per share, Q2: $0.05 per share)						(224)

Balances at July 1, 2006	$11,086	$(33)	$(219)	$(1,269)	$(31)	$7,743	$1,941

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months
	Ended
	July 1,	July 2,
	2006	2005

Operating
Net earnings	$2,070	$1,625
Less: Earnings from discontinued operations	65	21

Earnings from continuing operations	2,005	1,604
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	261	271
Charges for reorganization of businesses and other	16	1
Stock-based compensation expense	140	—
Gains on sales of investments and businesses, net	(156)	(648)
Deferred income taxes	574	628
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(776)	(689)
Inventories	(286)	245
Other current assets	(66)	4
Accounts payable and accrued liabilities	(559)	(52)
Other assets and liabilities	46	(25)

Net cash provided by operating activities	1,199	1,339

Investing
Acquisitions and investments, net of cash acquired	(249)	(111)
Proceeds from sales of investments and businesses	238	995
Capital expenditures	(249)	(216)
Proceeds from sale of property, plant and equipment	55	6
Proceeds from sales of (purchases of) Sigma Funds investments, net	66	(794)
Proceeds from sales of (purchases of) short-term investments	(44)	12

Net cash used for investing activities	(183)	(108)

Financing
Net proceeds from commercial paper and short-term borrowings	42	16
Repayment of debt	(3)	—
Issuance of common stock	336	349
Purchase of common stock	(1,653)	(164)
Excess tax benefits from stock-based compensation	66	—
Payment of dividends	(199)	(196)
Distribution from discontinued operations	8	106

Net cash provided by (used for) financing activities	(1,403)	111

Effect of exchange rate changes on cash and cash equivalents	14	(32)
Discontinued Operations
Net cash provided by operating activities from discontinued operations	8	117
Net cash used for investing activities from discontinued operations	(13)	(2)
Net cash used for financing activities from discontinued operations	(8)	(106)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	13	(9)

Net cash provided by (used for) discontinued operations	—	—

Net change in cash and cash equivalents	(373)	1,310
Cash and cash equivalents, beginning of period	3,774	2,846

Cash and cash equivalents, end of period	$3,401	$4,156

Cash paid during the period for:
Interest, net	156	158
Income taxes, net of refunds	199	285

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except as noted)

1.	Basis of Presentation

The condensed consolidated financial statements as of July 1, 2006 and for the three months and six months ended July 1, 2006 and July 2, 2005, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s financial position, results of operations and cash flows as of July 1, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005, as amended in the Form 10-K/A filed on March 7, 2006. The results of operations for the three months and six months ended July 1, 2006 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2006 presentation.

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

2.	Discontinued Operations

In April 2006, the Company entered into an agreement to sell its automotive electronics business, which was a component of the Networks and Enterprise segment, to Continental AG (“Continental”) for approximately $1 billion in cash. In July 2006, subsequent to the end of the second quarter, the Company completed this transaction. Additionally, in December 2004, the Company completed the spin-off of its remaining equity interest in Freescale Semiconductor, Inc. (“Freescale”).

The financial results of the automotive electronics business and Freescale have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented. As a result, the historical footnote disclosures have been revised to exclude amounts related to the automotive electronics business and Freescale.

The following table displays summarized financial information for discontinued operations:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Net sales	$392	$417	$797	$810
Operating earnings	31	15	77	24
Earnings before income taxes	27	32	73	41
Income tax expense (benefit)	(8)	18	8	20
Earnings from discontinued operations, net of tax	35	14	65	21

The following table displays a summary of the assets and liabilities held for sale:

	July 1,	December 31,
	2006	2005

Assets
Accounts receivable, net	$190	$144
Inventories, net	95	100
Deferred income taxes, current	29	35
Other current assets	25	33
Property, plant and equipment, net	241	251
Investments	8	10
Deferred income taxes, non-current	43	49
Other assets	10	13

	$641	$635

Liabilities
Accounts payable	$136	$111
Accrued liabilities	145	209
Other liabilities	8	4

	$289	$324

3.	Stock-Based Compensation

Stock Options and Employee Stock Purchase Plan

The Company grants options to acquire shares of common stock to certain employees and non-employee directors. Each option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The majority of the options have a contractual life of 10 years and vest and become exercisable at 25% increments over four years. Upon the occurrence of a change in control, each stock option outstanding on the date on which the change in control occurs will immediately become exercisable in full.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal 2006. Under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”).

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January  1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Under SFAS 123R, the Company recognized $42 million and $89 million, net of taxes, of compensation expense related to stock options and employee stock purchases for the three months and six months ended July 1, 2006, respectively. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R for the three months and six months ended July 1, 2006, which was allocated as follows (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	July 1, 2006	July 1, 2006

Stock-based compensation expense included in:
Costs of sales	$7	$15
Selling, general and administrative expenses	33	72
Research and development expenditures	20	43

Stock-based compensation expense related to employee stock options and employee stock purchases included in operating earnings	60	130
Tax benefit	18	41

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$42	$89

Decrease in Basic earnings per share	$(0.02)	$(0.04)
Decrease in Diluted earnings per share	$(0.02)	$(0.04)

Upon adoption of SFAS 123R, the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted-average estimated value of employee stock options granted during the three months and six months ended July 1, 2006 was $9.27 per share and $9.25 per share, respectively, using the following weighted-average assumptions:

	Three Months	Six Months
	Ended	Ended
	July 1, 2006	July 1, 2006

Expected volatility	36.5%	36.4%
Risk-free interest rate	5.0%	5.0%
Dividend yield	0.8%	0.8%
Expected life (years)	6.5	6.5

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

Stock options activity for the six months ended July 1, 2006 was as follows:

		Wtd. Avg.	Wtd. Avg.	Aggregate
	Shares Subject	Exercise	Contractual	Intrinsic
	to Options	Price	Life	Value
	(In thousands)		(In yrs.)	(In millions)

Options outstanding at January 1, 2006	267,755	$17	7	$2,158
Options granted	35,802	21		7
Options exercised	(20,448)	12		192
Options terminated, cancelled or expired	(4,688)	20		8

Options outstanding at July 1, 2006	278,421	17	7	1,640

Options exercisable at July 1, 2006	173,007	18	6	996

At July 1, 2006, the Company had $499 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of approximately three years.  Cash received from stock option exercises and the employee stock purchase plan was $336 million during the six months ended July 1, 2006.

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $66 million of excess tax benefits for the six months ended July 1, 2006 have been classified as a financing cash inflow.

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

A summary of changes in RS and RSU balances during the six month period ended July 1, 2006 is presented below:

		Wtd. Avg.	Aggregate
		Grant Date	Intrinsic
	RS and RSU	Fair Value	Value
	(In thousands)		(In millions)

RS and RSU balance at January 1, 2006	4,383	$16	$98
Granted	2,100	22
Vested	(612)	16
Terminated, cancelled or expired	(32)	14

RS and RSU balance at July 1, 2006	5,839	18	118

At July 1, 2006, the Company had $67 million of total unrecognized compensation expense related to RS and RSU grants that will be recognized over the weighted average period of approximately two years. The Company recognized $4 million and $2 million of expense, net of tax, related to RS and RSU grants, during the three months ended July 1, 2006 and July 2, 2005, respectively. The Company recognized $6 million and $3 million of expense, net of tax, related to RS and RSU grants, during the six months ended July 1, 2006 and July 2, 2005, respectively.

At July 1, 2006, 106.6 million shares were available for future grants under the 2006 Motorola Omnibus Plan, covering all equity awards to employees and non-employee directors.

Total Stock-Based Compensation Presentation

Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information, as required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123, amounts are presented for comparative purposes and illustrate the pro forma effect on Earnings from continuing operations and Net earnings and the respective earnings per share for each period presented as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 1, 2006 (in millions, except per share amounts):

	Three Months Ended
	Continuing Operations		Net Earnings
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Earnings:
Earnings, as reported	$1,349	$919	$1,384	$933
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects of $1	n/a	2	n/a	2
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects of $27	n/a	(45)	n/a	(45)

Earnings (pro forma for three months ended July 2, 2005)	$1,349	$876	$1,384	$890

Basic earnings per common share:
As reported	$0.55	$0.37	$0.56	$0.38
Pro forma	n/a	$0.36	n/a	$0.36
Diluted earnings per common share:
As reported	$0.54	$0.37	$0.55	$0.37
Pro forma	n/a	$0.35	n/a	$0.36

	Six Months Ended
	Continuing Operations		Net Earnings
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Earnings:
Earnings, as reported	$2,005	$1,604	$2,070	$1,625
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects of $2	n/a	3	n/a	3
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects of $50	n/a	(82)	n/a	(82)

Earnings (pro forma for six months ended July 2, 2005)	$2,005	$1,525	$2,070	$1,546

Basic earnings per common share:
As reported	$0.81	$0.65	$0.84	$0.66
Pro forma	n/a	$0.62	n/a	$0.63
Diluted earnings per common share:
As reported	$0.79	$0.64	$0.82	$0.65
Pro forma	n/a	$0.61	n/a	$0.62

4.	Other Financial Data

Statement of Operations Information

Other Charges (Income)

Other charges (income) included in Operating earnings consist of the following:

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Other charges (income):
Reorganization of businesses	$36	$6	$66	$3
Telsim settlement	(410)	—	(410)	—
Other	—	—	—	(2)

	$(374)	$6	$(344)	$1

Other Income (Expense)

The following table displays the amounts comprising Interest income (expense), net, and Other included in Other income (expense) in the Company’s condensed consolidated statements of operations:

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Interest income (expense), net:
Interest expense	$(88)	$(88)	$(169)	$(164)
Interest income	158	92	306	160

	$70	$4	$137	$(4)

Other:
Investment impairments	$(12)	$(2)	$(18)	$(12)
Foreign currency gain	15	(7)	36	(5)
Repayment of previously-reserved Iridium loan	—	30	—	30
Gain on Sprint Nextel derivative	105	—	72	—
Other	18	(1)	17	(1)

	$126	$20	$107	$12

During the three months ended April 1, 2006, the Company entered into a zero-cost collar derivative to protect itself economically against price fluctuations in its investment in 37.6 million shares of Sprint Nextel Corporation (“Sprint Nextel”) non-voting common stock (the “Sprint Nextel Derivative”). If the Sprint Nextel shares and the Sprint Nextel Derivative are held to the Sprint Nextel Derivative’s maturity, the Company would receive cumulative proceeds of no less than $853 million and no more than $1.1 billion from the sale of its 37.6 million Sprint Nextel shares and the settlement of the Sprint Nextel Derivative. During the second quarter of 2006, as a result of Sprint Nextel’s spin-off of Embarq Corporation through a dividend to Sprint Nextel shareholders, the Company received approximately 1.9 million shares of Embarq Corporation. The floor and ceiling prices of the Sprint Nextel Derivative were adjusted accordingly. The Sprint Nextel Derivative was not designated as a hedge under the provisions of FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, to reflect the change in fair value of the Sprint Nextel Derivative, the Company recorded income of $105 million and $72 million for the three months and six months ended July 1, 2006, respectively, both included in Other income (expense) in the Company’s condensed consolidated statement of operations.

Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share from both continuing operations and net earnings, which includes discontinued operations:

	Three Months Ended
	Continuing Operations		Net Earnings
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Basic earnings per common share:
Earnings	$1,349	$919	$1,384	$933
Weighted average common shares outstanding	2,464.4	2,460.2	2,464.4	2,460.2
Per share amount	$0.55	$0.37	$0.56	$0.38

Diluted earnings per common share:
Earnings	$1,349	$919	$1,384	$933

Weighted average common shares outstanding	2,464.4	2,460.2	2,464.4	2.460.2
Add effect of dilutive securities:
Share-based awards and other	57.6	43.8	57.6	43.8

Diluted weighted average common shares outstanding	2,522.0	2,504.0	2,522.0	2,504.0

Per share amount	$0.54	$0.37	$0.55	$0.37

	Six Months Ended
	Continuing Operations		Net Earnings
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Basic earnings per common share:
Earnings	$2,005	$1,604	$2,070	$1,625
Weighted average common shares outstanding	2,477.7	2,454.1	2,477.7	2,454.1
Per share amount	$0.81	$0.65	$0.84	$0.66

Diluted earnings per common share:
Earnings	$2,005	$1,604	$2,070	$1,625

Weighted average common shares outstanding	2,477.7	2,454.1	2,477.7	2,454.1
Add effect of dilutive securities:
Share-based awards and other	61.1	41.3	61.1	41.3

Diluted weighted average common shares outstanding	2,538.8	2,495.4	2,538.8	2,495.4

Per share amount	$0.79	$0.64	$0.82	$0.65

In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended July 1, 2006 and July 2, 2005, 79.5 million and 68.2 million, respectively, out-of-the-money stock options were excluded because their inclusion would have been antidilutive. In the computation of dilutive earnings per common share from both continuing operations and on a net earnings basis for the six months ended July 1, 2006 and July 2, 2005, 78.8 million and 122.0 million, respectively, out-of-the money stock options were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

Accounts receivable, net, consists of the following:

	July 1,	December 31,
	2006	2005

Accounts receivable	$6,513	$5,736
Less allowance for doubtful accounts	(93)	(101)

	$6,420	$5,635

Inventories

Inventories, net, consist of the following:

	July 1,	December 31,
	2006	2005

Finished goods	$1,435	$1,252
Work-in-process and production materials	1,759	1,699

	3,194	2,951
Less inventory reserves	(478)	(529)

	$2,716	$2,422

Property, Plant, and Equipment

Property, plant and equipment, net, consists of the following:

	July 1,	December 31,
	2006	2005

Land	$130	$147
Building	1,695	1,697
Machinery and equipment	5,598	5,416

	7,423	7,260
Less accumulated depreciation	(5,339)	(5,240)

	$2,084	$2,020

Depreciation expense for the three months ended July 1, 2006 and July 2, 2005 was $113 million and $117 million, respectively. Depreciation expense for the six months ended July 1, 2006 and July 2, 2005 was $221 million and $235 million, respectively.

Investments

Investments consist of the following:

	July 1,	December 31,
	2006	2005

Available-for-sale securities:
Cost basis	$983	$1,065
Gross unrealized gains	58	232
Gross unrealized losses	(111)	(75)

Fair value	930	1,222
Other securities, at cost	319	284
Equity method investments	146	138

	$1,395	$1,644

For the three months ended July 1, 2006 and July 2, 2005, the Company recorded impairment charges of $12 million and $2 million, respectively. For the six months ended July 1, 2006 and July 2, 2005, the Company recorded impairment charges of $18 million and $12 million, respectively. These impairment charges represent other-than-temporary declines in the value of certain investments.

During the three months and six months ended July 1, 2006, the Company recorded gains on sales of investments of $5 million and $156 million, respectively, primarily comprised of a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation.  During the three months and six months ended July 2, 2005, the Company recorded gains on the sales of investments of $409 million and $648 million, respectively, primarily comprised of $375 million and $609 million gains on the sale of a portion of the Company’s shares in Nextel Communications, Inc.

Other Assets

Other assets consist of the following:

	July 1,	December 31,
	2006	2005

Long-term finance receivables, net of allowances of $6 and $12	$66	$82
Goodwill	1,494	1,349
Intangible assets, net of accumulated amortization of $477 and $437	250	231
Royalty license arrangement	448	471
Fair value of Sprint Nextel derivative	72	—
Other	474	464

	$2,804	$2,597

Accrued Liabilities

Accrued liabilities consist of the following:

	July 1,	December 31,
	2006	2005

Customer reserves	$1,310	$1,171
Contractor payables	944	985
Compensation	674	1,057
Warranty reserves	487	467
Deferred revenue	417	379
Customer downpayments	476	437
Tax liabilities	260	487
Other	2,581	2,393

	$7,149	$7,376

Other Liabilities

Other liabilities consist of the following:

	July 1,	December 31,
	2006	2005

Defined benefit plans	$1,773	$1,644
Postretirement health care plan	66	66
Royalty license arrangement	316	315
Other	752	702

	$2,907	$2,727

Stockholders’ Equity Information

Comprehensive Earnings (Loss)

The net unrealized gains (losses) on securities included in Comprehensive earnings (loss) are comprised of the following:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Gross unrealized gains (losses) on securities, net of tax	$(94)	$166	$(48)	$73
Less: Realized gains on securities, net of tax	—	230	82	376

Net unrealized losses on securities, net of tax	$(94)	$(64)	$(130)	$(303)

Stock Repurchase Program

On May 18, 2005, the Company announced that its Board of Directors authorized the Company to purchase up to $4 billion of its outstanding shares of common stock over a 36-month period ending on May 31, 2008, subject to market conditions (the “2005 Stock Repurchase Program”). During the three months and six months ended July 1, 2006, the Company paid $838 million and $1.7 billion, respectively, to repurchase 39 million and 76 million shares, respectively, pursuant to the 2005 Stock Repurchase Program. All repurchased shares have been retired.

On July 24, 2006, the Company announced that it had entered into an agreement to repurchase approximately $1.2 billion of its outstanding shares of common stock. This repurchase, which is accomplished through an accelerated stock repurchase agreement, together with all repurchases made prior to the date thereof, completes the repurchases authorized under the 2005 Stock Repurchase Program. The Company also announced on July 24, 2006 that its Board of Directors has authorized the Company to repurchase up to an additional $4.5 billion of its outstanding shares of common stock over a 36-month period ending on July 21, 2009, subject to market conditions, pursuant to a new stock repurchase program.

5. Income Taxes

The Company finalized certain actions maximizing the tax benefit attributable to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004. The Company recognized an additional $68 million of net tax benefits relating to these actions during the three months ended July 1, 2006.

Based on the Company’s current assessment of the realization of its deferred tax assets, the Company realized a tax benefit of $73 million relating to the reduction in its German deferred tax asset valuation allowance during the three months ended July 1, 2006. At July 1, 2006, a partial valuation allowance of $198 million remains against its German tax loss and credit carryforwards.

The Internal Revenue Service (“IRS”) is currently conducting its field examination of the Company’s 2001 through 2003 tax returns. In June 2006, in connection with this examination, the Company received notices of proposed adjustments for the 2001 and 2002 taxable years related to transfer pricing. These proposed adjustments are similar to those previously made by the IRS for the Company’s 1996 through 2000 taxable years. The Company is currently protesting the 1996 through 2000 adjustments at the appellate level of the IRS. The Company disagrees with all of these proposed transfer pricing-related adjustments and intends to vigorously dispute them through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on these matters, it could result in: (i) additional taxable income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million, and (ii) additional taxable income for the years 2001 and 2002 of approximately $800 million, which could result in additional income tax liability for the Company of approximately $300 million. Although the final resolution of these matters is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which these matters are ultimately resolved.

6.	Employee Benefit and Incentive Plans

Pension Benefits

The net periodic pension cost for the U.S. regular pension plan, the officers’ plan, the Motorola Supplemental Pension Plan, and Non-U.S. plans consists of the following:

	Three Months Ended
	July 1, 2006			July 2, 2005
		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Service cost	$37	$3	$12	$35	$2	$11
Interest cost	76	2	18	71	2	17
Expected return on plan assets	(82)	(1)	(14)	(80)	(1)	(14)
Amortization of:
Unrecognized prior service cost	(1)	—	—	(2)	—	—
Unrecognized net loss	28	2	4	20	1	4
Settlement/curtailment loss	—	1	—	—	7	—

	$58	$7	$20	$44	$11	$18

	Six Months Ended
	July 1, 2006			July 2, 2005
		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Service cost	$74	$6	$23	$71	$5	$21
Interest cost	152	4	34	140	4	34
Expected return on plan assets	(164)	(2)	(27)	(158)	(2)	(28)
Amortization of:
Unrecognized prior service cost	(3)	—	—	(3)	—	—
Unrecognized net loss	56	4	8	38	3	8
Settlement/curtailment loss	—	2	—	—	7	—

	$115	$14	$38	$88	$17	$35

The Company contributed an aggregate of $71 million to the U.S. pension plans for the three months and six months ended July 1, 2006. The Company contributed $66 million to the U.S. pension plans subsequent to July 1, 2006. Additionally, the Company contributed an aggregate of $9 million and $19 million for the three months and six months, respectively, to the Non-U.S. pension plans.

Postretirement Health Care Benefits

Net postretirement health care expenses consist of the following:

	Three Months		Six Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Service cost	$2	$2	$4	$4
Interest cost	7	8	14	16
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of:
Unrecognized prior service cost	(1)	(1)	(2)	(2)
Unrecognized net loss	4	3	8	6

	$8	$8	$16	$16

Contributions made to the postretirement health care fund for the three months and six months ended July 1, 2006 were an aggregate of $11 million. An additional $11 million was contributed to the fund subsequent to July 1, 2006.

2006 Omnibus Plan

The 2006 Omnibus Plan, covering all equity awards to employees and non-employee directors, was approved by shareholders at the May 1, 2006 shareholder meeting.

7.	Financing Arrangements

Finance receivables consist of the following:

	July 1,	December 31,
	2006	2005

Gross finance receivables	$151	$272
Less: allowance for losses	(6)	(12)

	145	260
Less: current portion	(79)	(178)

Long-term finance receivables, net	$66	$82

Current finance receivables are included in Accounts receivable and long-term finance receivables are included in Other assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables was $2 million for both the three months ended July 1, 2006 and July 2, 2005 and $4 million for both the six months ended July 1, 2006 and July 2, 2005.

On October 28, 2005, the Company entered into an agreement to resolve disputes regarding Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”) with Telsim and the government of Turkey. The government of Turkey and the Turkish Savings and Deposit Insurance Fund (“TMSF”) are third-party beneficiaries of the settlement agreement. In settlement of its claims, the Company received $500 million in cash in 2005 and $410 million in cash during the second quarter of 2006. The Company is permitted to, and will continue to, enforce its U.S. court judgment against the Uzan family, except in Turkey and three other countries.

From time to time, the Company sells short-term receivables, long-term loans and lease receivables under sales-type leases (collectively, “finance receivables”) to third parties in transactions that qualify as “true-sales.” Certain of these finance receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature. Certain sales may be made through separate legal entities that are consolidated by the Company. The Company may or may not retain the obligation to service the sold finance receivables.

In the aggregate, at July 1, 2006, these committed facilities provided for up to $1.2 billion to be outstanding with the third parties at any time, as compared to up to $1.1 billion provided at December 31, 2005. As of July 1, 2006, $602 million of these committed facilities were utilized, compared to $585 million utilized at December 31, 2005. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables sold by the Company were $1.6 billion and $2.8 billion for the three months and six months ended July 1, 2006, respectively (including $1.5 billion and $2.7 billion, respectively, of short-term receivables), compared to $1.0 billion and $1.9 billion sold for the three months and six months ended July 2, 2005, respectively (including $948 million and $1.8 billion, respectively, of short-term receivables). As of July 1, 2006, there were $825 million of these sold receivables outstanding for which the Company retained servicing obligations (including $653 million of short-term receivables), compared to $1.0 billion outstanding at December 31, 2005 (including $838 million of short-term receivables).

Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $67 million and $66 million at July 1, 2006 and December 31, 2005, respectively. Reserves of $3 million and $4 million were recorded for potential losses on sold receivables at July 1, 2006 and December 31, 2005, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $567 million at July 1, 2006, compared to $689 million at December 31, 2005. Of these amounts, $339 million was supported by letters of credit or by bank commitments to purchase receivables at July 1, 2006, compared to $594 million at December 31, 2005.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $116 million and $115 million at July 1, 2006 and December 31, 2005, respectively (including $67 million and $66 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $66 million and $71 million at July 1, 2006 and December 31, 2005, respectively (including $21 million and $42 million, respectively, relating to the sale of short-term receivables).

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

The Company was sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. Trial has been rescheduled for September 19, 2006.

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

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from adverse tax outcomes. The total amount of indemnification under these types of provisions is $28 million and the Company has accrued $1 million at July 1, 2006 for certain claims that have been asserted under these provisions.

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

9.	Segment Information

As a result of the previously announced realignment, the Company now reports financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products.

•	The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) analog and digital two-way radio, voice and data communications products and systems, as well as wireless broadband systems, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market), and (ii) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market).

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks (“digital entertainment set-top devices”) and digital systems, (ii) high speed data products, including cable modems and cable modem termination systems, and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home satellite networks and private networks for business communications, (vi) advanced video communications products, and (vii) fiber-to-the-premise and fiber-to-the-node transmission systems supporting high-speed data, video and voice.

Summarized below are the Company’s segment net sales and operating earnings from continuing operations for the three months and six months ended July 1, 2006 and July 2, 2005.

	Three Months Ended			Six Months Ended
	July 1,	July 2,	%	July 1,	July 2,	%
	2006	2005	Change	2006	2005	Change

Segment Net Sales:
Mobile Devices	$7,140	$4,902	46%	$13,543	$9,317	45%
Networks and Enterprise	2,903	2,825	3	5,423	5,562	(2)
Connected Home Solutions	803	743	8	1,535	1,425	8

	10,846	8,470		20,501	16,304
Other & Eliminations	30	(62)		(17)	(129)

	$10,876	$8,408	29	$20,484	$16,175	27

	Three Months Ended				Six Months Ended
	July 1,	% of	July 2,	% of	July 1,	% of	July 2,	% of
	2006	Sales	2005	Sales	2006	Sales	2005	Sales

Segment Operating Earnings:
Mobile Devices	$799	11%	$493	10%	$1,498	11%	$931	10%
Networks and Enterprise	386	13	494	17	685	13	909	16
Connected Home Solutions	56	7	33	4	45	3	42	3

	1,241		1,020		2,228		1,882
Other & Eliminations	281		(62)		143		(68)

Operating earnings	1,522	14	958	11	2,371	12	1,814	11
Total other income	201		433		400		656

Earnings from continuing operations before income taxes	$1,723		$1,391		$2,771		$2,470

Other is primarily comprised of: (i) general corporate related expenses, including stock option and employee stock purchase plan expense, (ii) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (iii) the Company’s wholly-owned finance subsidiary. Beginning in 2006, certain general corporate expenses, which had previously been allocated to the business segments, are included in the operating expenses of Other. These expenses, which were approximately $25 million and $52 million for the three months and six months ended July 1, 2006, respectively, and are no longer allocated to the operating segments, primarily include: (i) corporate general and administrative expenses, including legal, human resources, strategy, finance and CEO and CFO functional staff expenses, (ii) corporate marketing expenses, and (iii) research and development projects.

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

2006 Charges

During the first half of 2006, the Company committed to implement various productivity improvement plans aimed principally at: (i) reducing costs in its supply-chain activities, (ii) integrating the former Networks segment and Government and Enterprise Mobility segment into one organization, the new Networks and Enterprise segment, and (iii) reducing other operating expenses, primarily relating to engineering and development costs.

For the three months ended July 1, 2006, the Company recorded net reorganization of business charges of $37 million, including $1 million of charges in Costs of sales and $36 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations.  Included in the aggregate $37 million are charges of $44 million for employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.

For the six months ended July 1, 2006, the Company recorded net reorganization of business charges of $108 million, including $42 million of charges in Costs of sales and $66 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $108 million are charges of $116 million for employee separation costs and $6 million for fixed asset adjustments, partially offset by $14 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment for the three months and six months ended July 1, 2006:

	Three Months	Six Months
	Ended	Ended
	July 1,	July 1,
Segment	2006	2006

Mobile Devices	$—	$(1)
Networks and Enterprise	37	58
Connected Home Solutions	—	51

	$37	$108

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to July 1, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	July 1,
	2006	Charges	Adjustments	Used	2006

Exit costs — lease terminations	$55	$—	$(6)	$(16)	$33
Employee separation costs	53	116	(8)	(57)	104

	$108	$116	$(14)	$(73)	$137

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations

At January 1, 2006, the Company had an accrual of $55 million for exit costs attributable to lease terminations. The 2006 adjustments of $6 million represent reversals of accruals no longer needed. The $16 million used in 2006 reflects cash payments. The remaining accrual of $33 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 1, 2006, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The 2006 additional charges of $116 million represent severance costs for approximately an additional 3,200 employees, of which 1,800 were direct employees and 1,400 were indirect employees. The adjustments of $8 million represent reversals of accruals no longer needed.

During the first half of 2006, approximately 1,900 employees, of which 1,100 were direct employees and 800 were indirect employees, were separated from the Company. The $57 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $104 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 1, 2006, is expected to be paid to approximately 2,900 separated employees.

2005 Charges

For the three months ended July 2, 2005, the Company recorded net reorganization of business charges of $13 million, including $7 million of charges in Costs of sales and $6 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $13 million are charges of $17 million, primarily for employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.

For the six months ended July 2, 2005, the Company recorded net reorganization of business charges of $9 million, including $6 million of charges in Costs of sales and $3 million of charges under Other charges (income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $9 million are charges of $17 million, primarily for employee separation costs, partially offset by $8 million of reversals for reserves no longer needed.

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2005 to July 2, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	July 2,
	2005	Charges	Adjustments	Used	2005

Exit costs — lease terminations	$73	$—	$(3)	$(12)	$58
Employee separation costs	41	17	(8)	(28)	22

	$114	$17	$(11)	$(40)	$80

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations

At January 1, 2005, the Company had an accrual of $73 million for exit costs attributable to lease terminations. The 2005 adjustments of $3 million represent translation adjustments. The $12 million used in 2005 reflected cash payments. The remaining accrual of $58 million, was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 2, 2005.

Employee Separation Costs

At January 1, 2005, the Company had an accrual of $41 million for employee separation costs, representing the severance costs for approximately 400 employees. The 2005 additional charges of $17 million represented additional costs for approximately 600 employees. The adjustments of $8 million represented reversals of accruals no longer needed.

During the first half of 2005, approximately 300 employees were separated from the Company. The $28 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $22 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 2, 2005.

11.	Acquisitions and Related Intangibles

Kreatel Communications AB

In February 2006, the Company acquired Kreatel Communications AB (“Kreatel”), a leading developer of innovative Internet Protocol (“IP”) based digital set-top boxes, for $108 million in cash. The Company recorded $79 million in goodwill, a portion of which is expected to be deductible for tax purposes, a $1 million charge for acquired in-process research and development costs, and $22 million in other intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition. Goodwill and intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets will be amortized over periods ranging from 2 to 4 years on a straight-line basis.

The results of operations of Kreatel have been included in the Connected Home Solutions segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Intangible Assets

Amortized intangible assets, excluding goodwill were comprised of the following:

	July 1, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Licensed technology	$113	$105	$112	$104
Completed technology	453	307	407	285
Other Intangibles	161	65	149	48

	$727	$477	$668	$437

Amortization expense on intangible assets was $20 million and $15 million for the three months ended July 1, 2006 and July 2, 2005, respectively, and $40 million and $31 million for the six months ended July 1, 2006 and July 2, 2005, respectively. Amortization expense is estimated to be $83 million for 2006, $72 million in 2007, $60 million in 2008, $48 million in 2009, and $24 million in 2010.

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2006 to July 1, 2006, by business segment:

	January 1,			July 1,
Segment	2006	Acquired	Adjustments(1)	2006

Mobile Devices	$17	$—	$—	$17
Networks and Enterprise	539	42	1	582
Connected Home Solutions	793	79	23	895

	$1,349	$121	$24	$1,494

(1)	Includes translation adjustments.

12.  Shareholder Rights Plan

As previously announced, effective as of August 1, 2006 (the “Termination Date”), the Company terminated its shareholder rights plan. The shareholder rights plan was scheduled to expire in November 2008. On the Termination Date, in connection with the termination of the shareholder rights plan, the Company made the filings necessary to eliminate all references to the Company’s Junior Participating Preferred Stock, Series B from its Restated Certificate of Incorporation.

In addition, effective as of the Termination Date, the Company has established a new corporate governance policy providing that any future shareholder rights plan adopted by the Company’s Board of Directors must be subject to shareholder approval within twelve months of its adoption (a “12-Month Sunset Requirement”). Subject to the 12-Month Sunset Requirement, the Board of Directors, by a majority vote of its independent directors, maintains the flexibility to adopt a new shareholder rights plan in the future.

Motorola, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months and six months ended July 1, 2006 and July 2, 2005, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2005, as amended by the Form 10-K/A filed on March  7, 2006.

Executive Overview

Our Business

In March 2006, we announced our decision to realign our businesses into three operating business segments, effective as of the second quarter of 2006. As a result of the previously announced realignment, we now report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. In the second quarter of 2006, the segment’s net sales represented 66% of the Company’s consolidated net sales.*

•	The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) analog and digital two-way radio, voice and data communications products and systems, as well as wireless broadband systems, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market), and (ii) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market). In the second quarter of 2006, the segment’s net sales represented 27% of the Company’s consolidated net sales.*

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks (“digital entertainment set-top devices”) and digital systems, (ii) high speed data products, including cable modems and cable modem termination systems, and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home satellite networks and private networks for business communications, (vi) advanced video communications products, and (vii) fiber-to-the-premise and fiber-to-the-node transmission systems supporting high-speed data, video and voice. In the second quarter of 2006, the segment’s net sales represented 7% of the Company’s consolidated net sales.*

Second Quarter Highlights

•	Net Sales Increased 29%: Our net sales were $10.9 billion in the second quarter of 2006, up 29% from $8.4 billion in the second quarter of 2005.

•	Earnings Per Share of $0.55: Our earnings per diluted common share were $0.55 in the second quarter of 2006, including an expense of $0.02 per share for stock-based compensation, compared to earnings per diluted common share of $0.37 in the second quarter of 2005.

•	Handset Shipments Increased 53%: We shipped 51.9 million handsets in the second quarter of 2006, a 53% increase compared to shipments of 33.9 million handsets in the second quarter of 2005.

•	Global Handset Market Share Estimated at 22%: We expanded our global handset market share to an estimated 22% in the second quarter of 2006, an increase of 4.3 percentage points versus the second quarter of 2005 and 1.3 percentage points versus the first quarter of 2006.

     * When discussing the net sales of each of our three segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, our intracompany sales were eliminated as part of the consolidation process in second quarter of 2006. As a result, the percentages of consolidated net sales for each of our business segments does not always equal 100% of the Company’s consolidated net sales.

•	Digital Entertainment Set-top Device Shipments Increased 24%: We shipped 2.4 million digital entertainment set-top devices, a 24% increase compared to shipments of 2.0 million units in the second quarter of 2005.

•	Net Interest Income: We had $70 million of net interest income in the second quarter of 2006, a $66 million improvement from the second quarter of 2005. This improvement was primarily due to an increase in interest income due to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates.

The 29% increase in net sales in the second quarter of 2006 compared to the second quarter of 2005 reflects increased net sales in all three of our operating segments:

•	In Mobile Devices: Net sales were $7.1 billion, an increase of $2.2 billion, or 46%, compared to the second quarter of 2005, primarily driven by strong demand for GSM handsets.

•	In Networks and Enterprise: Net sales were $2.9 billion, an increase of $78 million, or 3%, compared to the second quarter of 2005, reflecting higher net sales in the Europe, Middle East and African region (“EMEA”) and Latin America, partially offset by lower net sales in Asia and North America.

•	In Connected Home Solutions: Net sales were $803 million, an increase of $60 million, or 8%, compared to the second quarter of 2005, reflecting increased demand for HD/DVR set-top boxes.

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

One aspect of our seamless mobility strategy is to further sharpen our strategic focus on communications solutions that advance our vision. On July 2, 2006, after the end of the second quarter, we completed the sale of our automotive electronics business for approximately $1.0 billion in cash, although certain assets and employees of the automotive electronics business in China will be transferred following the satisfaction of certain regulatory and other customary closing conditions. We believe that the automotive electronics business will be better positioned to grow successfully and serve its customers in a company focused on the automotive industry.

Effective as of the second quarter of 2006, the Company realigned its businesses into three operating business segments to strengthen its position in providing end-to-end network infrastructure solutions to private, public and enterprise customers worldwide. By streamlining its structure, the Company hopes to better leverage key current and next-generation technologies across its customer base. The realignment included the combination of our former Networks segment and our former Government and Enterprise Mobility Solutions segment into one organization, called the Networks and Enterprise segment. This new segment strengthens our position in end-to-end network infrastructure solutions for the public and private networks markets, leverages key current and next-generation technologies and improves our cost structure.

We conduct our business in highly-competitive markets, facing new and established competitors. We also face technological and other industry challenges in developing seamless mobility products. Full digital convergence will require technological advancements and significant investment in research and development. The research and development of new, technologically advanced products is a complex process requiring high levels of innovation, as well as accurate anticipation of technological and market trends. We continue to focus on improving the quality of our products and on enhancing our supply chain to ensure that we can meet customer demand and improve efficiency. However, despite these challenges, we believe our seamless mobility strategy and our compelling products will result in continued success in 2006.

Results of Operations

	Three Months Ended				Six Months Ended
	July 1,	% of	July 2,	% of	July 1,	% of	July 2,	% of
	2006	Sales	2005	Sales	2006	Sales	2005	Sales
	(Dollars in millions, except per share amounts)

Net sales	$10,876		$8,408		$20,484		$16,175
Costs of sales	7,517	69.1%	5,651	67.2%	14,199	69.3%	10,837	67.0%

Gross margin	3,359	30.9%	2,757	32.8%	6,285	30.7%	5,338	33.0%

Selling, general and administrative expenses	1,195	11.0%	915	10.9%	2,296	11.2%	1,838	11.4%
Research and development expenditures	1,016	9.3%	878	10.4%	1,962	9.6%	1,685	10.4%
Other charges (income)	(374)	(3.4)%	6	0.1%	(344)	(1.7)%	1	0.0%

Operating earnings	1,522	14.0%	958	11.4%	2,371	11.6%	1,814	11.2%

Other income (expense):
Interest income (expense), net	70	0.6%	4	0.0%	137	0.7%	(4)	(0.0)%
Gains on sales of investments and businesses, net	5	0.0%	409	4.9%	156	0.7%	648	4.0%
Other	126	1.2%	20	0.2%	107	0.5%	12	0.1%

Total other income	201	1.8%	433	5.1%	400	1.9%	656	4.1%

Earnings from continuing operations before income taxes	1,723	15.8%	1,391	16.5%	2,771	13.5%	2,470	15.3%
Income tax expense	374	3.4%	472	5.6%	766	3.7%	866	5.4%

Earnings from continuing operations	1,349	12.4%	919	10.9%	2,005	9.8%	1,604	9.9%
Earnings from discontinued operations, net of tax	35	0.3%	14	0.2%	65	0.3%	21	0.1%

Net earnings	$1,384	12.7%	$933	11.1%	$2,070	10.1%	$1,625	10.0%

Earnings per diluted common share:
Continuing operations	$0.54		$0.37		$0.79		$0.64
Discontinued operations	0.01		0.00		0.03		0.01

	$0.55		$0.37		$0.82		$0.65

Results of Operations — Three months ended July 1, 2006 compared to three months ended July 2, 2005

Net Sales

Net sales were $10.9 billion in the second quarter of 2006, up 29% compared to $8.4 billion in the second quarter of 2005. The overall increase in net sales reflects: (i) a $2.2 billion increase in net sales by the Mobile Devices segment, reflecting a 53% increase in unit shipments, primarily driven by strong demand for GSM handsets, (ii) a $78 million increase in net sales by the Networks and Enterprise segment, driven by higher net sales in the Europe, Middle East and Africa region (“EMEA”) and Latin America, partially offset by lower net sales in Asia and North America, and (iii) a $60 million increase in net sales by the Connected Home Solutions segment, primarily due to increased demand for HD/DVR set-top boxes.

Gross Margin

Gross margin was $3.4 billion, or 30.9% of net sales, in the second quarter of 2006, compared to $2.8 billion, or 32.8% of net sales, in the second quarter of 2005. Gross margin and gross margin as a percentage of net sales for the second quarter of 2006 compared to the second quarter of 2005: (i) increased in the Mobile Devices and Connected Home Solutions segments, primarily due to increased net sales, and (ii) decreased in the Networks and Enterprise segment.

The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in the second quarter of 2006 compared to the second quarter of 2005 can be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices segment, which generates lower gross margins than the overall Company average.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 31% to $1.2 billion, or 11.0% of net sales, in the second quarter of 2006, compared to $915 million, or 10.9% of net sales, in the second quarter of 2005. All three of the Company’s operating segments had increased SG&A expenses in the second quarter of 2006 compared to the second quarter of 2005. This increase was primarily driven by: (i) increased marketing expenses, mainly in the Mobile Devices segment, to support higher net sales and promote brand awareness, and (ii) stock-based compensation expense in connection with the adoption of FASB Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SG&A expenses as a percentage of net sales increased in the Mobile Devices and Networks and Enterprise segments and decreased in the Connected Home Solutions segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures increased 16% to $1.0 billion, or 9.3% of net sales, in the second quarter of 2006, compared to $878 million, or 10.4% of net sales, in the second quarter of 2005. All three of the Company’s operating segments had increased R&D expenditures in the second quarter of 2006 compared to the second quarter of 2005. This increase in R&D expenditures was primarily due to: (i) developmental engineering expenditures for new product development and investment in next-generation technologies across all segments, and (ii) stock-based compensation expense in connection with the adoption of SFAS 123R. R&D expenditures as a percentage of net sales decreased in the Mobile Devices segment and increased in the Networks and Enterprise and Connected Home Solutions segments.

Other Charges (Income)

The Company recorded income of $374 million in Other charges (income) in the second quarter of 2006, compared to charges of $6 million in the second quarter of 2005. The income in the second quarter of 2006 includes $410 million in income for a payment relating to the Telsim settlement, partially offset by $36 million of net reorganization of business charges. The net charge of $6 million in the second quarter of 2005 consists of net reorganization of business charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section below.

Net Interest Income (Expense)

Net interest income was $70 million in the second quarter of 2006, compared to net interest income of $4 million in the second quarter of 2005. Net interest income in the second quarter of 2006 included interest income of $158 million, partially offset by interest expense of $88 million. Net interest income in the second quarter of 2005 included interest income of $92 million, partially offset by interest expense of $88 million. The increase in net interest income is primarily attributed to an increase in interest income due primarily to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $5 million in the second quarter of 2006, compared to $409 million in the second quarter of 2005. In the second quarter of 2005, the net gains primarily reflected a $375 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc.

Other

Income classified as Other, as presented in Other income (expense), was $126 million in the second quarter of 2006, compared to net income of $20 million in the second quarter of 2005. The $126 million in income in the second quarter of 2006 was primarily comprised of: (i) a $105 million gain on a zero-cost collar derivative entered into to protect the value of the Company’s investment in Sprint Nextel Corporation, and (ii) $15 million of foreign currency gains, partially offset by $12 million of investment impairment charges. The $20 million of income in the second quarter of 2005 was primarily comprised of $30 million in income from the repayment of a previous-reserved loan related to Iridium, partially offset by: (i) $7 million of foreign currency losses, and (ii) $2 million of investment impairment charges.

Effective Tax Rate

The effective tax rate was 22% in the second quarter of 2006, representing a $374 million net tax expense, compared to 34% in the second quarter of 2005, representing a $472 million net tax expense. During the second quarter of 2006, the Company recorded net tax benefits totaling $252 million, including: (i) $73 million for the reduction in deferred tax valuation allowances for the Company’s German subsidiary, (ii) $68 million relating to incremental net tax benefits realized in 2006 relating to repatriations of cash in 2005, (iii) $67 million for the increase in profits forecasted in low tax jurisdictions that the Company intends to permanently reinvest, and (iv) $44 million for favorable settlements reached with foreign tax jurisdictions. During the second quarter of 2005, the Company recorded a $43 million tax benefit relating to the approval of a favorable tax rate reduction in China for 2004.

Earnings from Continuing Operations

The Company had earnings from continuing operations before income taxes of $1.7 billion in the second quarter of 2006, compared with earnings from continuing operations before income taxes of $1.4 billion in the second quarter of 2005. After taxes, the Company had earnings from continuing operations of $1.3 billion, or $0.54 per diluted share, in the second quarter of 2006, compared with earnings from continuing operations of $919 million, or $0.37 per diluted share, in the second quarter of 2005.

The increase in earnings from continuing operations before income taxes in the second quarter of 2006 compared to the second quarter of 2005 is primarily attributed to: (i) a $602 million increase in gross margin, primarily due to the $2.5 billion increase in total net sales, (ii) a $380 million improvement in Other charges (income), (iii) a $106 million increase in income classified as Other, as presented in Other income (expense), and (iv) a $66 million increase in net interest income. These improvements in earnings were partially offset by: (i) a $404 million decrease in gains on the sale of investments and businesses, (ii) a $280 million increase in SG&A expenses, and (iii) a $138 million increase in R&D expenditures.

Results of Operations — Six months ended July 1, 2006 compared to six months ended July 2, 2005

Net Sales

Net sales were $20.5 billion in the first half of 2006, up 27% compared to $16.2 billion in the first half of 2005. The overall increase in net sales reflects: (i) a $4.2 billion increase in net sales by the Mobile Devices segment, reflecting a 56% increase in unit shipments, primarily driven by strong demand for GSM handsets, and (ii) a $110 million increase in net sales by the Connected Home Solutions segment, primarily due to increased demand for HD/DVR set-top boxes, partially offset by a $139 million decrease in net sales by the Networks and Enterprise segment, primarily driven by lower net sales in Asia and North America, partially offset by higher net sales in EMEA.

Gross Margin

Gross margin was $6.3 billion, or 30.7% of net sales, in the first half of 2006, compared to $5.3 billion, or 33.0% of net sales, in the first half of 2005. Gross margin increased in the first half of 2006 compared to the first half of 2005 in the Mobile Devices and Connected Home Solutions segments, primarily due to increased net sales, while gross margin decreased in the Networks and Enterprise segment, primarily due to the decline in net sales. In the first half of 2006 compared to the first half of 2005, gross margin as a percentage of net sales: (i) decreased in the

Networks and Enterprise segment, (ii) was relatively flat in the Mobile Devices segment, and (iii) increased in the Connected Home Solutions segment.

The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in the first half of 2006 compared to the first half of 2005 can be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices segment, which generates lower gross margins than the overall Company average.

Selling, General and Administrative Expenses

SG&A expenses increased 25% to $2.3 billion, or 11.2% of net sales, in the first half of 2006, compared to $1.8 billion, or 11.4% of net sales, in the first half of 2005. All three of the Company’s operating segments had increased SG&A expenses in the first half of 2006 compared to the first half of 2005. This increase in SG&A expenses was primarily driven by: (i) increased marketing expenses, mainly in the Mobile Devices segment, to support higher net sales and promote brand awareness, and (ii) stock-based compensation expense in connection with the adoption SFAS 123R. SG&A expenses as a percentage of net sales decreased in the Mobile Devices and Connected Home Solutions segments and increased in the Networks and Enterprise segment.

Research and Development Expenditures

R&D expenditures increased 16% to $2.0 billion, or 9.6% of net sales, in the first half of 2006, compared to $1.7 billion, or 10.4% of net sales, in the first half of 2005. All three of the Company’s operating segments had increased R&D expenditures in the first half of 2006 compared to the first half of 2005. This increase was primarily due to: (i) developmental engineering expenditures for new product development and investment in next-generation technologies across all segments, and (ii) stock-based compensation expense in connection with the adoption of SFAS 123R. R&D expenditures as a percentage of net sales decreased in the Mobile Devices segment and increased in the Networks and Enterprise and Connected Home Solution segments.

Other Charges (Income)

The Company recorded income of $344 million in Other charges (income) in the first half of 2006, compared to a charge of $1 million in the first half of 2005. The income in the first half of 2006 includes $410 million in income for a payment relating to the Telsim settlement, partially offset by $66 million of net reorganization of business charges. The net charge of $1 million in the first half of 2005 primarily consists of net reorganization of business charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section below.

Net Interest Income (Expense)

Net interest income was $137 million in the first half of 2006, compared to net interest expense of $4 million in the first half of 2005. Net interest income in the first half of 2006 included interest income of $306 million, partially offset by interest expense of $169 million. Net interest expense in the first half of 2005 included interest expense of $164 million, partially offset by interest income of $160 million. The increase in net interest income is primarily attributed to an increase in interest income due primarily to higher average cash, cash equivalents and Sigma Funds balances at higher interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $156 million in the first half of 2006, compared to $648 million in the first half of 2005. In the first half of 2006, the net gains primarily reflected a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation. In the first half of 2005, the net gains primarily reflected a $609 million gain on the sale of a portion of the Company’s shares in Nextel Communications, Inc.

Other

Income classified as Other, as presented in Other income (expense), was $107 million in the first half of 2006, compared to $12 million in the first half of 2005. The $107 million of income in the first half of 2006 was primarily comprised of: (i) a $72 million gain on a zero-cost collar derivative entered into to protect the value of the Company’s investment in Sprint Nextel Corporation, and (ii) $36 million of foreign currency gains, partially offset by $18 million of investment impairment charges. The $12 million in income in the first half of 2005 was primarily comprised of $30 million in income from the repayment of a previously-reserved loan related to Iridium, partially offset by: (i) $12 million of investment impairment charges, and (ii) $5 million of foreign currency losses.

Effective Tax Rate

The effective tax rate was 28% in the first half of 2006, representing a $766 million net tax expense, compared to 35% in the first half of 2005, representing an $866 million net tax expense. During the first half of 2006, the Company recorded net tax benefits totaling $252 million, including: (i) $73 million for the reduction in deferred tax valuation allowances for the Company’s German subsidiary, (ii) $68 million relating to incremental net tax benefits realized in 2006 relating to repatriations of cash in 2005, (iii) $67 million for the increase in profits forecasted in low tax jurisdictions that the Company intends to permanently reinvest, and (iv) $44 million for favorable settlements reached with foreign tax jurisdictions. During the first half of 2005, the Company recorded a $43 million tax benefit relating to the approval of a favorable tax rate reduction in China for 2004.

Earnings from Continuing Operations

The Company had earnings from continuing operations before income taxes of $2.8 billion in the first half of 2006, compared with earnings from continuing operations before income taxes of $2.5 billion in the first half of 2005. After taxes, the Company had earnings from continuing operations of $2.0 billion, or $0.79 per diluted share, in the first half of 2006, compared with earnings from continuing operations of $1.6 billion, or $0.64 per diluted share, in the first half of 2005.

The increase in earnings from continuing operations before income taxes in the first half of 2006 compared to the first half of 2005 is primarily attributed to: (i) a $947 million increase in gross margin, primarily due to the $4.3 billion increase in total net sales, (ii) a $345 million improvement in Other charges (income), (iii) a $141 million increase in net interest income, and (iv) a $95 million increase in income classified as Other, as presented in Other income (expense). These improvements in earnings were partially offset by: (i) a $492 million decrease in gains on the sale of investments and businesses, (ii) a $458 million increase in SG&A expenses, and (iii) a $277 million increase in R&D expenditures.

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

The Company expects to realize cost-saving benefits of approximately $54 million during the remaining six months of 2006 from the plans that were initiated during the first half of 2006, representing: (i) $37 million of savings in R&D expenditures, (ii) $11 million of savings in SG&A expenses, and (iii) $6 million of savings in Costs of sales. Beyond 2006, the Company expects the reorganization plans initiated during the first half of 2006 to provide annualized cost savings of approximately $160 million, representing: (i) $80 million of savings in R&D expenditures, (ii) $44 million of savings in Costs of sales, and (iii) $36 million of savings in SG&A expenses.

2006 Charges

During the first half of 2006, the Company committed to implement various productivity improvement plans aimed principally at: (i) reducing costs in its supply-chain activities, (ii) integrating the former Networks segment and Government and Enterprise Mobility segment into one organization, the new Networks and Enterprise segment, and (iii) reducing other operating expenses, primarily relating to engineering and development costs.

For the three months ended July 1, 2006, the Company recorded net reorganization of business charges of $37 million, including $1 million of charges in Costs of sales and $36 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations.  Included in the aggregate $37 million are charges of $44 million for employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.

For the six months ended July 1, 2006, the Company recorded net reorganization of business charges of $108 million, including $42 million of charges in Costs of sales and $66 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $108 million are charges of $116 million for employee separation costs and $6 million for fixed asset adjustments, partially offset by $14 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment for the three months and six months ended July 1, 2006:

	Three Months	Six Months
	Ended	Ended
	July 1,	July 1,
Segment	2006	2006

Mobile Devices	$—	$(1)
Networks and Enterprise	37	58
Connected Home Solutions	—	51

	$37	$108

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to July 1, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	July 1,
	2006	Charges	Adjustments	Used	2006

Exit costs — lease terminations	$55	$—	$(6)	$(16)	$33
Employee separation costs	53	116	(8)	(57)	104

	$108	$116	$(14)	$(73)	$137

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations

At January 1, 2006, the Company had an accrual of $55 million for exit costs attributable to lease terminations. The 2006 adjustments of $6 million represent reversals of accruals no longer needed. The $16 million used in 2006 reflects cash payments. The remaining accrual of $33 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 1, 2006, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The 2006 additional charges of $116 million represent severance costs for approximately an additional 3,200 employees, of which 1,800 were direct employees and 1,400 were indirect employees. The adjustments of $8 million represent reversals of accruals no longer needed.

During the first half of 2006, approximately 1,900 employees, of which 1,100 were direct employees and 800 were indirect employees, were separated from the Company. The $57 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $104 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 1, 2006, is expected to be paid to approximately 2,900 separated employees.

2005 Charges

For the three months ended July 2, 2005, the Company recorded net reorganization of business charges of $13 million, including $7 million of charges in Costs of sales and $6 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $13 million are charges of $17 million, primarily for employee separation costs, partially offset by $4 million of reversals for accruals no longer needed.

For the six months ended July 2, 2005, the Company recorded net reorganization of business charges of $9 million, including $6 million of charges in Costs of sales and $3 million of charges under Other charges (income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $9 million are charges of $17 million, primarily for employee separation costs, partially offset by $8 million of reversals for reserves no longer needed.

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2005 to July 2, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	July 2,
	2005	Charges	Adjustments	Used	2005

Exit costs — lease terminations	$73	$—	$(3)	$(12)	$58
Employee separation costs	41	17	(8)	(28)	22

	$114	$17	$(11)	$(40)	$80

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations

At January 1, 2005, the Company had an accrual of $73 million for exit costs attributable to lease terminations. The 2005 adjustments of $3 million represent translation adjustments. The $12 million used in 2005 reflected cash payments. The remaining accrual of $58 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 2, 2005.

Employee Separation Costs

At January 1, 2005, the Company had an accrual of $41 million for employee separation costs, representing the severance costs for approximately 400 employees. The 2005 additional charges of $17 million represented additional costs for approximately 600 employees. The adjustments of $8 million represented reversals of accruals no longer needed.

During the first half of 2005, approximately 300 employees were separated from the Company. The $28 million used in 2005 reflects cash payments to these separated employees. The remaining accrual of $22 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 2, 2005.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At July 1, 2006, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $3.4 billion, a decrease of $373 million compared to $3.8 billion at December 31, 2005. At July 1, 2006, $348 million of this amount was held in the U.S. and $3.1 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

Operating Activities

In the first half of 2006, the Company generated positive cash flow from operations of $1.2 billion, compared to $1.3 billion generated in the first half of 2005. The primary positive contributors to cash flow from operations in the first half of 2006 were: (i) earnings (adjusted for non-cash items) of $2.8 billion, and (ii) a $46 million decrease in other assets and liabilities. These positive contributors to operating cash flow were partially offset by: (i) a $776 million increase in accounts receivable, (ii) a $559 million decrease in accounts payable and accrued liabilities, (iii) a $286 million increase in inventories, and (iv) $66 million increase in other current assets.

Accounts Receivable:  The Company’s net accounts receivable were $6.4 billion at July 1, 2006, compared to $5.6 billion at December 31, 2005. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 53 days at July 1, 2006, compared to 51 days at December 31, 2005 and 54 days at July 2, 2005. The Company’s businesses sell their products in a variety of markets throughout the world. Payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

Inventory:  The Company’s net inventory was $2.7 billion at July 1, 2006, compared to $2.4 billion at December 31, 2005. The Company’s inventory turns were 11.1 at July 1, 2006, compared to 11.3 at December 31, 2005 and 10.5 at July 2, 2005. Inventory turns were calculated using an annualized rolling three months of cost of sales method. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Reorganization of Business:  The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with these plans were $73 million in the first half of 2006, as compared to $40 million in the first half of 2005. Of the $137 million reorganization of businesses accrual at July 1, 2006, $104 million relates to employee separation costs and is expected to be paid in 2006. The remaining $33 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Defined Benefit Plan Contributions:  The Company expects to make cash contributions totaling approximately $275 million to its U.S. pension plans and $44 million to its non-U.S. pension plans during 2006. The Company also expects to make cash contributions totaling approximately $45 million to its postretirement healthcare fund during 2006. During the first half of 2006, the Company contributed an aggregate of $71 million and $19 million to its U.S. and non-U.S. pension plans, respectively. After the end of the second quarter, the Company contributed $66 million and $11 million to its U.S. pension plans and postretirement healthcare fund, respectively.

Investing Activities

The most significant components of the Company’s investing activities include: (i) strategic acquisitions and investments, (ii) capital expenditures, (iii) sales of investments and businesses, (iv) Sigma Funds investments, (v) sales of property, plant and equipment, and (vi) short-term investments.

Net cash used for investing activities was $183 million for the first half of 2006, compared to net cash used of $108 million in the first half of 2005. This $75 million increase in cash used was primarily due to: (i) a $757 million decrease in proceeds from the sales of investments and businesses, (ii) a $138 million increase in cash used for acquisitions and investments, (iii) a $56 million increase in net purchases of short-term investments, and (iv) a $33 million increase in capital expenditures, partially offset by: (i) a $860 million increase in cash received from the net sale of Sigma Funds investments, and (ii) a $49 million increase in proceeds received from the disposition of property, plant and equipment.

Sales of Investments and Businesses:  The Company received $238 million in proceeds from the sales of investments and businesses in the first half of 2006, compared to proceeds of $1.0 billion in the first half of 2005. The $238 million in proceeds in the first half of 2006 were primarily comprised of a $175 million from the sale of the Company’s remaining shares in Telus Corporation. The $1.0 billion in proceeds in the first half of 2005 were primarily comprised of: (i) $679 million from the sale of a portion of the Company’s remaining shares in Nextel Communications, Inc., and (ii) $204 million from the sale of a portion of the Company’s remaining shares in Semiconductor Manufacturing International Corporation.

Sigma Funds:  The Company and its wholly-owned subsidiaries invest most of their excess cash in two funds (the “Sigma Funds”), which are funds similar to a money market fund. The Company received $66 million in net cash from the proceeds of the sale of Sigma Funds investments in the first half of 2006, compared to $794 million in net cash used for purchases of Sigma Funds investments in the first half of 2005. The Sigma Funds balance was $10.8 billion at July 1, 2006, compared to $10.9 billion at December 31, 2005. At July 1, 2006, $8.4 billion of the Sigma Funds investments were held in the U.S. and $2.4 billion were held by the Company or its subsidiaries in other countries.

The Sigma Funds portfolios are managed by five major outside investment management firms and include investments in high quality (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the funds must be 120 days or less with the actual average maturity of the investments being 53 days and 74 days at July 1, 2006 and December 31, 2005, respectively. Certain investments with maturities beyond one year have been classified as short-term based on their highly-liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

Strategic Acquisitions and Investments:  The Company used cash for acquisitions and new investment activities of $249 million in the first half of 2006, compared to cash used of $111 million in the first half of 2005. The largest component of the $249 million in cash used during the first half of 2006 was: (i) $108 million for the acquisition of Kreatel Communications AB, a leading developer of innovative IP-based digital set-top boxes, by the Connected Home Solutions segment, and (ii) the acquisition of Orthogon Systems by the Networks and Enterprise segment. The largest components of the $111 million in cash used during the first half of 2005 were: (i) the acquisition of Sendo by the Mobile Devices segment, (ii) the acquisition of Ucentric Systems, Inc., a provider of media networking software for the connected home, by the Connected Home Solutions segment, and (iii) funding of joint ventures formed by Motorola and Comcast that focus on developing the next generation of conditional access technologies.

Capital Expenditures:  Capital expenditures in the first half of 2006 were $249 million, compared to $216 million in the first half of 2005. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Short-Term Investments:  At July 1, 2006, the Company had $188 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $144 million of short-term investments at December 31, 2005.

Available-For-Sale Securities:  In addition to available cash and cash equivalents, Sigma Fund investments and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity.

The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At July 1, 2006, the Company’s available-for-sale securities portfolio had an approximate fair market value of $930 million, which represented a cost basis of $983 million and a net unrealized loss of $53 million. At December 31, 2005, the Company’s available-for-sale securities portfolio had an approximate fair market value of $1.2 billion, which represented a cost basis of $1.1 billion and a net unrealized gain of $157 million.

Sprint Nextel Investment:  The Company owns 37.6 million shares of non-voting common stock of Sprint Nextel Corporation (“Sprint Nextel”). During the first quarter of 2006, the Company entered into a zero-cost collar derivative in order to protect the value of its 37.6 million shares of Sprint Nextel (the “Sprint Nextel Derivative”). If the Sprint Nextel shares and the Sprint Nextel Derivative are held to the Sprint Nextel Derivative’s maturity, the Company would receive cumulative proceeds of no less than $853 million and no more than $1.1 billion from the sale of its 37.6 million Sprint Nextel shares and the settlement of the Sprint Nextel Derivative. During the second quarter of 2006, as a result of Sprint Nextel’s spin-off of Embarq Corporation through a dividend to Sprint Nextel shareholders, the Company received approximately 1.9 million shares of Embarq Corporation. The floor and ceiling prices of the Sprint Nextel Derivative were adjusted accordingly. The gains and losses due to changes in the value of the Sprint Nextel Derivative are included in Other income (expense), net, in the condensed consolidated statements of operations, while the change in value of the underlying security is reflected in the fair value adjustments in stockholders’ equity. Accordingly, to reflect the change in fair value of the Sprint Nextel Derivative, the Company recorded income of $105 million and $72 million for the three months and six months ended July 1, 2006, respectively, both included in Other income (expense) in the Company’s condensed consolidated statements of operations.

Financing Activities

The most significant components of the Company’s financing activities are: (i) the purchase of the Company’s common stock under its share repurchase program, (ii) the issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan, (iii) the payment of dividends, (iv) excess tax benefits from stock-based compensation, (v) net proceeds from commercial paper and short-term borrowings, (vi) distributions from discontinued operations, and (vii) repayment of debt.

Net cash used for financing activities was $1.4 billion in the first half of 2006, compared to net cash provided by financing activities of $111 million in the first half of 2005. Cash used for financing activities in the first half of 2006 was primarily: (i) $1.7 billion of cash used for the purchase of the Company’s common stock under the share repurchase program, and (ii) $199 million of cash used to pay dividends, partially offset by proceeds of: (i) $336 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, (ii) $66 million in excess tax benefits from stock-based compensation, and (iii) $42 million in cash received from the issuance of commercial paper and short-term borrowings.

Cash provided by financing activities in the first half of 2005 was primarily attributable to: (i) proceeds of $349 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, and (ii) $106 million from a distribution from discontinued operations, partially offset by: (i) $196 million of cash used to pay dividends, and (ii) $164 million of cash used for the purchase of the Company’s common stock under the share repurchase program.

Short-term Debt:  At July 1, 2006, the Company’s outstanding notes payable and current portion of long-term debt was $490 million, compared to $448 million at December 31, 2005. Net cash received for the issuance of commercial paper and short-term borrowings was $42 million in the first half of 2006, compared to net cash received of $16 million in the first half of 2005. At July 1, 2006 and December 31, 2005, the Company had outstanding commercial paper of $301 million and $300 million, respectively. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2006.

Long-term Debt:  At both July 1, 2006 and December 31, 2005, the Company had outstanding long-term debt of $3.8 billion. Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The Company previously announced a goal to further reduce its total debt by $1 billion during 2006. However, as the Company has updated its cash utilization plans for 2006, it no longer expects this debt reduction to occur, though these plans are subject to change. The Company has $1.3 billion of debt that is scheduled to mature in 2007.

Many of the factors that affect the Company’s ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company’s control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

Stock Repurchase Program:  In May 2005, the Company announced that its Board of Directors authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending in May 2008, subject to market conditions (the “2005 Stock Repurchase Program”). During the second quarter of 2006, the Company paid $838 million, including transaction costs, to repurchase 39 million shares at an average price of $21.49 per share. During the first half of 2006, the Company paid $1.7 billion, including transaction costs, to repurchase 76 million shares at an average price of $21.73 per share. From the inception of the 2005 Stock Repurchase Program in May 2005 through July 1, 2006, the Company has paid a total of $2.5 billion, including transaction costs, to repurchase 118 million shares at an average price of $21.45 per share. All repurchased shares have been retired.

On July 24, 2006, the Company announced that it had entered into an agreement to repurchase approximately $1.2 billion of its outstanding shares of common stock. This repurchase, which is accomplished through an accelerated stock repurchase agreement, together with all repurchases made prior to the date thereof, completes the repurchases authorized under the 2005 Stock Repurchase Program. The Company also announced on July 24, 2006 that its Board of Directors has authorized the Company to repurchase up to an additional $4.5 billion of its outstanding shares of common stock over a 36-month period ending on July 21, 2009, subject to market conditions.

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

	Long-Term Debt		Commercial
Name of Rating Agency	Rating	Outlook	Paper	Date of Last Action

Fitch	A-	stable	F-1	July 19, 2006 (upgrade)
S&P	A-	stable	A-1	June 26, 2006 (upgrade)
Moody’s	Baa2	stable	P-2	June 2, 2005 (upgrade)

In July 2006, Fitch upgraded the Company’s long-term debt rating to “A−” with a stable outlook from “BBB+” with a positive outlook. Fitch also upgraded the Company’s short-term debt rating to “F-1” from “F-2”. In June 2006, S&P upgraded the Company’s long-term debt rating to “A−” with a stable outlook from “BBB+” with a positive outlook. S&P also upgraded the Company’s short-term debt rating to “A-1” from “A-2”. There were no other changes in the Company’s debt ratings during the second quarter of 2006.

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

Credit Facilities

At July 1, 2006, the Company’s total domestic and non-U.S. credit facilities totaled $3.1 billion, of which $148 million was considered utilized. These facilities are principally comprised of: (i) a $1.0 billion three-year revolving domestic credit facility maturing in May 2007 (the “3-Year Credit Facility”) which is not utilized, and (ii) $2.1 billion of non-U.S. credit facilities (of which $148 million was considered utilized at July 1, 2006). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Funds balances and other sources of liquidity, are generally available to support outstanding commercial paper, which was $301 million at July 1, 2006.

In order to borrow funds under the 3-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 3-Year Credit Facility include covenants relating to net interest coverage and total debt-to-book capitalization ratios. The Company was in compliance with the terms of the 3-Year Credit Facility at July 1, 2006. The Company has never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.

Customer Financing Commitments and Guarantees

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $567 million at July 1, 2006, compared to $689 million at December 31, 2005. Of these amounts, $339 million was supported by letters of credit or by bank commitments to purchase receivables at July 1, 2006, compared to $594 million at December 31, 2005.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $116 million and $115 million at July 1, 2006 and December 31, 2005, respectively (including $67 million and $66 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $66 million and $71 million at July 1, 2006 and December 31, 2005, respectively (including $21 million and $42 million, respectively, relating to the sale of short-term receivables).

Customer Financing Arrangements

Outstanding Finance Receivables:  The Company had net finance receivables of $145 million at July 1, 2006, compared to $260 million at December 31, 2005 (net of allowances for losses of $6 million at July 1, 2006 and $12 million at December 31, 2005). These finance receivables are generally interest bearing, with rates ranging from 3% to 11%. Interest income recognized on finance receivables was $2 million for the first quarters of both 2006 and 2005 and $4 million for the first halves of both 2006 and 2005.

Telsim Loan:  On October 28, 2005, the Company entered into an agreement to resolve disputes regarding Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”) with Telsim and the government of Turkey. The government of Turkey and the Turkish Savings and Deposit Insurance Fund (“TMSF”) are third-party beneficiaries of the settlement agreement. In settlement of its claims, the Company received $500 million in cash in 2005 and $410 million in cash during the second quarter of 2006. The Company is permitted to, and will continue to, enforce its U.S. court judgment against the Uzan family, except in Turkey and three other countries.

Sales of Receivables and Loans:  From time to time, the Company sells short-term receivables, long-term loans and lease receivables under sales-type leases (collectively, “finance receivables”) to third parties in transactions that qualify as “true sales.” Certain of these finance receivables are sold to third parties on a one-time, non-

recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature. Certain sales may be made through separate legal entities that are consolidated by the Company. The Company may or may not retain the obligation to service the sold finance receivables.

In the aggregate, at July 1, 2006, these committed facilities provided for up to $1.2 billion to be outstanding with the third parties at any time, as compared to up to $1.1 billion provided at December 31, 2005. As of July 1, 2006, $602 million of these committed facilities were utilized, compared to $585 million utilized at December 31, 2005. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities the receivables may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables sold by the Company were $1.6 billion and $2.8 billion for the three months and six months ended July 1, 2006, respectively (including $1.5 billion and $2.7 billion, respectively, of short-term receivables), compared to $1.0 billion and $1.9 billion sold for the three months and six months ended July 2, 2005, respectively (including $948 million and $1.8 billion, respectively, of short-term receivables). As of July 1, 2006, there were $825 million of these sold receivables outstanding for which the Company retained servicing obligations (including $653 million of short-term receivables), compared to $1.0 billion outstanding at December 31, 2005 (including $838 million of short-term receivables).

Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $67 million and $66 million at July 1, 2006 and December 31, 2005, respectively. Reserves of $3 million and $4 million were recorded for potential losses on sold receivables at July 1, 2006 and December 31, 2005, respectively.

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

Legal Matters:  The Company has several lawsuits filed against it relating to the Iridium program, as further described under Part II, Item 1: Legal Proceedings of this document. The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still pending cases are in preliminary stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

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

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three months and six months ended July 1, 2006 and July 2, 2005 as detailed in Note 9, “Segment Information,” of the Company’s condensed consolidated financial statements.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless handsets, with integrated software and accessory products. For the second quarters of 2006 and 2005, the segment’s net sales represented 66% and 58% of the Company’s consolidated net sales, respectively. For the first halves of 2006 and 2005, the segment’s net sales represented 66% and 58% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Segment net sales	$7,140	$4,902	46%	$13,543	$9,317	45%
Operating earnings	799	493	62%	1,498	931	61%

Three months ended July 1, 2006 compared to three months ended July 2, 2005

In the second quarter of 2006, the segment’s net sales increased 46% to $7.1 billion, compared to $4.9 billion in the second quarter of 2005. The increase in net sales was driven by a 53% increase in unit shipments, primarily driven by strong demand for GSM handsets and reflecting consumers’ desire for the segment’s compelling products that combine innovative style and leading technology. The increase in unit shipments was slightly offset by a 3% decrease in average selling price (“ASP”). The segment had increased net sales in all major technologies (GSM, CDMA, iDEN and UMTS). On a geographic basis, net sales increased in North America, High Growth (defined as countries in the Middle East, Africa, Southeast Asia and India), North Asia, and Latin America, and declined slightly in Europe.

The segment’s operating earnings increased to $799 million in the second quarter of 2006, compared to operating earnings of $493 million in the second quarter of 2005. The 62% increase in operating earnings was primarily due to an increase in gross margin, driven primarily by the 46% increase in net sales. This improvement in gross margin was partially offset by: (i) an increase in selling, general and administrative (“SG&A”) expenses, primarily driven by an increase in marketing expenses to support higher net sales and promote brand awareness, and (ii) an increase in research and development (“R&D”) expenditures, as a result of an increase in developmental engineering for new products and software, as well as ongoing investment in next-generation technologies. The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth. As a percentage of net sales, R&D expenditures decreased and SG&A expenses slightly increased.

Unit shipments in the second quarter of 2006 increased 53% to 51.9 million units, compared to 33.9 million units in the second quarter of 2005. Due to the segment’s increase in unit shipments outpacing the overall market growth, both compared to the second quarter of 2005 and sequentially from the first quarter of 2006, the segment believes it further strengthened its position as the second largest worldwide supplier of wireless handsets.

The increase in unit shipments was partially offset by a decline in ASP. In the second quarter of 2006, ASP decreased approximately 3% compared to the second quarter of 2005 and by approximately 1% sequentially from the first quarter of 2006. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

On June 1, 2006, the Company announced an agreement to acquire TTP Communications, a software developer for 3G applications. The segment expects to complete the acquisition in the third quarter of 2006.

Six months ended July 1, 2006 compared to six months ended July 2, 2005

In the first half of 2006, the segment’s net sales increased 45% to $13.5 billion, compared to $9.3 billion in the first half of 2005. The increase in net sales was driven by a 56% increase in unit shipments, primarily driven by strong demand for GSM handsets and reflecting consumers’ desire for the segment’s compelling products that combine innovative style and leading technology. The increase in unit shipments was slightly offset by a 5% decrease in ASP. The segment had increased net sales in every region, with the largest increases in North America, High Growth, and North Asia, and in all major technologies (GSM, CDMA, iDEN and UMTS).

The segment’s operating earnings increased to $1.5 billion in the first half of 2006, compared to operating earnings of $931 million in the first half of 2005. The 61% increase in operating earnings was primarily due to an increase in gross margin, driven primarily by the 45% increase in net sales. This improvement in gross margin was partially offset by: (i) an increase in SG&A expenses, as a result of increased marketing expenses, to support higher net sales and promote brand awareness, and (ii) an increase in research R&D expenditures, as a result of an increase in developmental engineering for new product development and software, as well as ongoing investment in next-generation technologies. Although SG&A and R&D expenditures increased, both decreased as a percentage of net sales.

Networks and Enterprise Segment

The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) analog and digital two-way radio, voice and data communications products and systems, as well as wireless broadband systems, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market), and (ii) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market). For the second quarters of 2006 and 2005, the segment’s net sales represented 27% and 34% of the Company’s consolidated net sales, respectively. For the first halves of 2006 and 2005, the segment’s net sales represented 26% and 34% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Segment net sales	$2,903	$2,825	3%	$5,423	$5,562	(2)%
Operating earnings	386	494	(22)%	685	909	(25)%

Three months ended July 1, 2006 compared to three months ended July 2, 2005

In the second quarter of 2006, the segment’s net sales increased 3% to $2.9 billion, compared to $2.8 billion in the second quarter of 2005. The 3% increase in net sales was primarily driven by higher net sales in the Europe, Middle East and Africa region (“EMEA”) and Latin America, partially offset by lower net sales in Asia and North America. Net sales to the private networks market were up in all regions, driven by increased worldwide demand for enhanced mission critical communications. In the public networks market: (i) net sales in EMEA increased, primarily due to increased demand for cellular infrastructure equipment and related services, (ii) net sales in Asia decreased due to delays in the granting of 3G licenses in China, which has resulted in service providers slowing their near-term capital investment, and (iii) net sales in North America decreased, primarily due to customer expenditures returning to historic trends compared to an exceptionally strong first half of 2005.

The segment reported operating earnings of $386 million in the second quarter of 2006, compared to operating earnings of $494 million in the second quarter of 2005. The 22% decrease in operating earnings was primarily due to: (i) an increase in reorganization of business charges, primarily relating to employee severance costs, (ii) an increase in SG&A expenses associated with the increase in net sales, (iii) an increase in R&D expenditures, driven by increased investment in next-generation technologies across the segment, and (iv) a decrease in gross margin. These decreases in operating earnings were partially offset by the 3% increase in net sales. The segment’s gross margin percentages differ among its services, software and equipment products. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period.

Six months ended July 1, 2006 compared to six months ended July 2, 2005

In the first half of 2006, the segment’s net sales decreased 2% to $5.4 billion, compared to $5.6 billion in the first half of 2005. The 2% decrease in net sales was primarily driven by lower net sales in Asia and North America, partially offset by higher net sales in EMEA. Net sales to the private networks market were up in all regions, except Latin America, driven by increased demand for enhanced mission critical communications systems. In the public networks market: (i) net sales in Asia decreased, primarily due to delays in the granting of 3G licenses in China, which has resulted in service providers slowing their near-term capital investment, (ii) net sales in North America decreased, primarily due to customer expenditures returning to historic trends compared to an exceptionally strong first half of 2005, and (iii) net sales in EMEA increased, primarily due to increased demand for cellular infrastructure equipment and related services.

The segment reported operating earnings of $685 million in the first half of 2006, compared to operating earnings of $909 million in the first half of 2005. The 25% decrease in operating earnings was primarily due to: (i) a decrease in gross margin, primarily related to a decline in net sales, (ii) an increase in reorganization of business charges, primarily related to employee severance, (iii) an increase in R&D expenditures, driven by increased investment in next-generation technologies across the segment, and (iv) an increase in SG&A expenses.

On July 5, 2006, the Company announced an agreement to invest in Clearwire Corporation, a provider of wireless high-speed data and internet phone services, and acquire its wholly-owned subsidiary NextNet Wireless, one of the industry’s leading fixed and portable non-line-of-sight wireless broadband equipment suppliers. The segment expects to complete the transaction in the third quarter of 2006.

Connected Home Solutions Segment

The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks (“digital entertainment set-top devices”) and digital systems, (ii) high speed data products, including cable modems and cable modem termination systems, and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home satellite networks and private networks for business communications, (vi) advanced video communications products, and (vii) fiber-to-the-premise and fiber-to-the-node transmission systems supporting high-speed data, video and voice. For the second quarters of 2006 and 2005, the segment’s net sales represented 7% and 9% of the Company’s consolidated net sales, respectively. For the first halves of 2006 and 2005, the segment’s net sales represented 7% and 9% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
	2006	2005	% Change	2006	2005	% Change
(Dollars in millions)
Segment net sales	$803	$743	8%	$1,535	$1,425	8%
Operating earnings	56	33	70%	45	42	7%

Three months ended July 1, 2006 compared to three months ended July 2, 2005

In the second quarter of 2006, the segment’s net sales increased 8% to $803 million, compared to $743 million in the second quarter of 2005. The increase in overall net sales was primarily driven by increased demand for HD/ DVR set-top boxes. Net sales increased in North America, Latin America and EMEA and decreased in Asia. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 82% of the segment’s total net sales in the second quarter of 2006, compared to 86% in the second quarter of 2005.

The segment reported operating earnings of $56 million in the second quarter of 2006, compared to operating earnings of $33 million in the second quarter of 2005. The 70% increase in operating earnings was primarily due to an increase in gross margin, driven primarily by the 8% increase in net sales, partially offset by: (i) an increase in R&D expenditures, primarily related to developmental engineering expenses, and (ii) an increase in SG&A expenses.

In the second quarter of 2006, compared to the second quarter of 2005, net sales of digital entertainment set-top devices increased 10%. Unit shipments of digital entertainment set-top devices increased by 24% to 2.4 million, while ASPs decreased due to a product mix shift toward all-digital set-top boxes. The increase in unit shipments was primarily due to increased demand for the HD/ DVR set-top boxes. The segment continued to be the worldwide leader in market share for digital cable set-top boxes.

In the second quarter of 2006, compared to the second quarter of 2005, net sales of cable modems increased 36%. The increase in net sales was due to an increased demand for voice-enabled modems. The segment retained its leading worldwide market share in cable modems.

On July 25, 2006, the Company announced an agreement to acquire Broadbus Technologies, Inc., a provider of technology solutions for television on demand. The segment expects to complete the acquisition in the third quarter of 2006.

Six months ended July 1, 2006 compared to six months ended July 2, 2005

In the first half of 2006, the segment’s net sales increased 8% to $1.5 billion, compared to $1.4 billion in the first half of 2005. The increase in overall net sales was primarily driven by increased demand for HD/ DVR set-top boxes. Net sales increased in North America, Latin America and EMEA, and decreased in Asia. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 83% of the segment’s total net sales in the first half of 2006, compared to 86% in the first half of 2005.

The segment reported operating earnings of $45 million in the first half of 2006, compared to operating earnings of $42 million in the first half of 2005. The 7% increase in operating earnings was primarily due to an increase in gross margin, driven primarily by the 8% increase in net sales, partially offset by: (i) an increase in R&D expenditures, primarily related to developmental engineering expenses, (ii) an increase in reorganization of business charges, primarily relating to employee severance, and (iii) an increase in SG&A expenses.

In the first half of 2006, compared to the first half of 2005, net sales of digital entertainment set-top devices increased 13%. Unit shipments of digital entertainment set-top devices increased by 30% to 4.5 million, while ASPs decreased due to a product mix shift toward all-digital set-top boxes. The increase in unit shipments was primarily due to increased demand for the HD/ DVR set-top boxes.

In the first half of 2006, compared to the first half of 2005, net sales of cable modems increased 28%. The increase in net sales was due to an increased demand for voice-enabled modems.

In the first half of 2006, the segment completed the acquisition of Kreatel Communications AB (“Kreatel”), a leading developer of innovative IP-based digital set-top boxes and software. IPTV is expected to be the primary focus for telecommunication operators around the world as they offer video, voice and data services to compete with cable operators.

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

In the second quarter of 2006, there has been no change in the above critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS No. 156”). This standard amends the guidance in FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when there is either: (i) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or (iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS No. 156 is effective for those fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning January 1, 2007. The Company is currently evaluating this interpretation to determine if it will have a material impact on the Company’s financial statements.

Financial Statement Presentation of Discontinued Operations and Realignment of Segments

As described in a Form 8-K filed on July 6, 2006, the Company announced, effective as of the second quarter of 2006, the presentation of the automotive electronics business as a discontinued operation and the realignment of its businesses into three operating business groups: (i) Mobile Devices, (ii) Networks and Enterprise, and (iii) Connected Home Solutions. This Form 8-K presented the Company’s 2006 first quarter and 2005 full year and quarterly financial information reclassified to reflect the presentation of the automotive electronics business as a discontinued operation and the realigned segments.

Termination of Shareholder Rights Plan

As previously announced, effective as of August 1, 2006 (the “Termination Date”), the Company terminated its shareholder rights plan. The shareholder rights plan was scheduled to expire in November 2008. On the Termination Date, in connection with the termination of the Shareholder Rights Plan, the Company made the filings necessary to eliminate all references to the Company’s Junior Participating Preferred Stock, Series B from its Restated Certificate of Incorporation.

In addition, effective as of the Termination Date, the Company has established a new corporate governance policy providing that any future shareholder rights plan adopted by the Company’s Board of Directors must be subject to shareholder approval within twelve months of its adoption (a “12-Month Sunset Requirement”). Subject to the 12-Month Sunset Requirement, the Board of Directors, by a majority vote of its independent directors, maintains the flexibility to adopt a new shareholder rights plan in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to hedge, or to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy is not to speculate in financial instruments for profit on the exchange rate price fluctuation, trade in currencies for which there are no underlying exposures, or enter into trades for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as a part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are denominated in major currencies that can be traded on open markets. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing and component sourcing.

At July 1, 2006 and December 31, 2005, the Company had net outstanding foreign exchange contracts totaling $3.1 billion and $2.8 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of July 1, 2006 and December 31, 2005:

	July 1,	December 31,
Buy (Sell)	2006	2005

Euro	$(1,331)	$(1,076)
Chinese Renminbi	(991)	(728)
Brazilian Real	(232)	(348)
Canadian Dollar	(141)	2
Israeli Shekel	(101)	23

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have high credit ratings, to fail to meet their obligations.

Interest Rate Risk

At July 1, 2006, the Company’s short-term debt consisted primarily of $301 million of commercial paper, priced at short-term interest rates. The Company has $4.0 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term

LIBOR-based variable rate payments. The following table displays interest rate swaps that have been entered into at July 1, 2006:

Date Executed	Notional Amount Hedged	Underlying Debt Instrument
	(In millions)

August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$2,642

The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 7.7% for the three months ended July 1, 2006. The fair value of all interest rate swaps at July 1, 2006 and December 31, 2005, was $(96) million and $(50) million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at July 1, 2006 or December 31, 2005.

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

Investment Derivative

The Company owns 37.6 million shares of non-voting common stock of Sprint Nextel Corporation (“Sprint Nextel”). During the first quarter of 2006, the Company entered into a zero-cost-collar derivative in order to protect the value of its 37.6 million shares of Sprint Nextel (the “Sprint Nextel Derivative”). During the second quarter of 2006, as a result of Sprint Nextel’s spin-off of Embarq Corporation through a dividend to Sprint Nextel shareholders, the Company received approximately 1.9 million shares of Embarq Corporation. The floor and ceiling prices of the Sprint Nextel Derivative were adjusted accordingly. If the Sprint Nextel shares and the Sprint Nextel Derivative are held to the Sprint Nextel Derivative’s maturity, the Company would receive cumulative proceeds of no less than $853 million and no more than $1.1 billion from the sale of its 37.6 million Sprint Nextel shares and the settlement of the Sprint Nextel Derivative. The gains and losses due to changes in the value of the Sprint Nextel Derivative are included in Other income (expense), net, in the condensed consolidated statements of operations, while the change in value of the underlying security is reflected in the fair value adjustments in stockholders’ equity. Accordingly, to reflect the change in fair value of the Sprint Nextel Derivative, the Company recorded income of $105 million and $72 million for the three months and six months ended July 1, 2006, respectively, both included in Other income (expense) in the Company’s condensed consolidated statements of operations.

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Looking Forward”, about the future success of our automotive business, benefits from realigning our businesses and the success of our seamless mobility strategy; (2) “Management’s Discussion and Analysis,” about: (a) the success of our business strategy, (b) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs, (c) the Company’s ability and cost to repatriate funds, (d) the impact of the timing and level of sales and the geographic location of such sales, (e) future cash contributions to pension plans or retiree health benefit plans, (f) outstanding commercial paper balances, (g) the Company’s ability and cost to access the capital markets, (h) the Company’s plans with respect to the level of outstanding debt, (i) expected payments pursuant to commitments under long-term agreements, (j) the outcome of ongoing and future legal proceedings, (k) the completion and impact of pending acquisitions and divestitures, and (l) the impact of recent accounting pronouncements on the Company; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” on pages 19 through 27 of our 2005 Annual Report on Form 10-K, on page 46 of our first quarter 2006 Form 10-Q and on page 50 of this report. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Cases relating to Wireless Telephone Usage

Motorola has been the defendant in several cases arising out of its manufacture and sale of wireless telephones.

Farina v. Nokia, Inc., et al., a purported class action suit, was filed on April 19, 2001, in the Pennsylvania Court of Common Pleas, Philadelphia County. The case, as amended in late 2005 and again in February 2006, alleges that the failure to incorporate a remote headset into cellular phones rendered the phones defective by exposing users to biological injury and health risks and to a safety risk when used while driving and seeks compensatory damages, injunctive relief, punitive damages, declaratory relief and treble and statutory damages. On February 17, 2006, a newly added defendant to the Farina case removed the case to federal court. On March 13, 2006, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) conditionally transferred the Farina case to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (“MDL Proceeding”). On April 7,

2006, the Farina plaintiffs filed a motion to vacate the conditional transfer order. On June 15, 2006, the MDL Panel denied the motion to vacate the transfer and entered a formal transfer order.

Iridium Bankruptcy Court Lawsuit

Motorola was sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, and fiduciary duty, and for fraudulent transfers and preferences, and seeks in excess of $4 billion in damages. Trial has been rescheduled for September 19, 2006.

Shareholder Derivative Case — Iridium and Telsim

M&C Partners III v. Galvin, et al. was originally filed January 10, 2002 in the Circuit Court of Cook County, Illinois (“Court”) as a shareholder derivative action against fifteen current and former members of the Motorola Board of Directors, and Motorola as a nominal defendant, alleging that the Motorola directors breached their fiduciary duty to the Company and/or committed gross mismanagement of Motorola’s business and assets by allowing Motorola to engage in improper practices with respect to Iridium. Following the dismissal without prejudice of prior versions of the complaint, on April 18, 2006 the Court held that plaintiff cannot pursue its Iridium-related allegations and denied, without prejudice, plaintiff’s motion for leave to file a Third Amended Complaint with respect to new allegations that the Motorola directors breached their fiduciary duty to the Company and/or committed gross mismanagement of Motorola’s business and assets by allowing Motorola to engage in improper practices relating to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), a wireless telephone operator in Turkey. On July 20, 2006, Plaintiff made a written demand on the Motorola Board with respect to these new allegations relating to Telsim.

An unfavorable outcome in one or more of the Iridium-related cases still pending could have a material adverse effect on Motorola’s consolidated financial position, liquidity or results of operations.

Telsim Loan Settlement

In April 2001, Telsim defaulted on the payment of approximately $2 billion of loans owed to Motorola and its subsidiaries (the “Telsim Loans”). In October 2005, Motorola entered into an agreement resolving its disputes regarding the Telsim Loans with Telsim and the government of Turkey. On May 24, 2006, following the sale of Telsim, Motorola received $410 million, the final payment due under the agreement. Motorola remains involved in several matters related to Telsim which include continuing to seek additional recovery of funds from the Uzan family.

Charter Communications Class Action Securities Litigation

On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri (“District Court’’) against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Charter securities. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. On August 5, 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. As to Motorola, the amended complaint alleges a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5(a)-(c) promulgated thereunder relating to Charter securities and seeks an award of compensatory damages. The District Court issued a final judgment dismissing Motorola from the case which plaintiff appealed to the United States Court of Appeals for the Eighth Circuit (“Court of Appeals”). On April 11, 2006, the Court of Appeals affirmed the final judgment of the District Court dismissing Motorola from the case. On July 7, 2006 plaintiff filed a petition for certiorari seeking review of the Eighth Circuit’s decision by the United States Supreme Court.

Adelphia Communications Corp. — Related Cases

Bankruptcy Court Lawsuit

On June 23, 2006, Adelphia Communications Corp. (“Adelphia”) objected to Motorola’s claim for payment and asserted causes of action including preferences, avoidance of liens, fraudulent transfers, equitable subordination and aiding and abetting fraud as part of the ongoing Adelphia bankruptcy action in the Bankruptcy Court for the Southern District of New York. Plaintiff is alleging damages in excess of $1 billion.

Securities and Exchange Commission Investigation

Motorola is involved in an ongoing investigation by the Securities and Exchange Commission regarding Adelphia matters, which remains outstanding.

See Part I, Item 3 of the Company’s Form 10-K for the fiscal year ended on December 31, 2005 as well as Part II, Item 1 of the Company’s Form 10-Q for the fiscal quarter ended April 1, 2006 for additional disclosures regarding pending matters.

Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed in the Company’s 2005 Annual Report on Form 10-K, first quarter 2006 Form 10-Q and in this report with respect to the Iridium cases, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 1A.	Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 19 through 27 of the Company’s 2005 Annual Report on Form 10-K and on page 46 of the Company’s first quarter 2006 Form 10-Q. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K and the first quarter 2006 Form 10-Q, the reader should also consider the following risk factor:

We face risks due to the expanding hostilities in the Middle East.

We have sizeable manufacturing operations and engineering resources in Israel that could be disrupted as a result of the expanding hostilities in the region. We also sell our products and services throughout the Middle East and demand for our products and services could be negatively impacted by the hostilities.

The risks and uncertainties described in the 2005 Annual Report on Form 10-K, the first quarter 2006 Form 10-Q and described above are not the only ones the Company may face. Additional risks that we either do not currently anticipate or do not deem to be currently material may affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 1, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d)
			(c)	Maximum Number
			Total Number of	(or Approximate Dollar
	(a)		Shares Purchased	Value) of Shares that
	Total Number	(b)	as Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased(1)	Paid per Share(1)(2)	Programs(3)	Programs(3)

04/02/06 to 04/29/06	9,579,806	$23.23	9,569,875	$2,091,819,534
04/30/06 to 05/27/06	11,372,377	$21.57	11,372,377	$1,846,466,670
05/28/06 to 07/01/06	18,014,991	$20.51	17,999,458	$1,477,391,899

Total	38,967,174	$21.49	38,941,710

(1)	In addition to purchases under the 2005 Stock Repurchase Program (as defined below), included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 24,731 shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees and the surrender of 733 shares of Motorola common stock to pay the option exercise price in connection with the exercise of employee stock options.

(2)	Average price paid per share of stock repurchased under the 2005 Stock Repurchase Program is execution price, excluding commissions paid to brokers.

(3)	On May 18, 2005, the Company announced that its Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding shares of common stock over a 36-month period ending on May 31, 2008, subject to market conditions (the “2005 Stock Repurchase Program”). On July 24, 2006, the Company announced that it had entered into an agreement to repurchase approximately $1.2 billion of its outstanding shares of common stock. This repurchase, which is accomplished through an accelerated stock repurchase agreement, together with all repurchases made prior to the date thereof, completes the repurchases authorized under the 2005 Stock Repurchase Program. The Company also announced on July 24, 2006 that its Board of Directors has authorized the Company to repurchase up to an additional $4.5 billion of its outstanding shares of common stock over a 36-month period ending on July 21, 2009, subject to market conditions.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits

Exhibit
No.		Description

*3	.1	Certificate of Elimination of Junior Participating Preferred Stock, Series B of Motorola, Inc., as filed with the Delaware Secretary of State on August 2, 2006.
4.1		Amendment dated as of July 27, 2006 to Amended and Restated Rights Agreement between Motorola, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on July 27, 2006 (File No. 1-7221)).
*10	.26	Motorola 2006 Incentive Plan, as amended through July 26, 2006.
*10	.41	Form of Motorola Stock Option Consideration Agreement for Edward J. Zander, Chairman and Chief Executive Officer, as amended on May 2, 2006 (replaces the Form filed as Exhibit 10.41 to Motorola’s Report on Form 10-Q for the fiscal quarter ended April 1, 2006.)
*10	.44	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2006, as amended for grants on or after May 3, 2006.
*10	.45	Agreement between Motorola, Inc. and Adrian Nemcek dated July 18, 2006.
*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ STEVEN J. STROBEL
Steven J. Strobel
Senior Vice President and Corporate Controller
(Duly Authorized Officer and Chief Accounting
Officer of the Registrant)

Date: August 3, 2006

EXHIBIT INDEX

Exhibit
No.		Description

*3	.1	Certificate of Elimination of Junior Participating Preferred Stock, Series B of Motorola, Inc., as filed with the Delaware Secretary of State on August 2, 2006.
4.1		Amendment dated as of July 27, 2006 to Amended and Restated Rights Agreement between Motorola, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K filed on July 27, 2006 (File No. 1-7221)).
*10	.26	Motorola 2006 Incentive Plan, as amended through July 26, 2006.
*10	.41	Form of Motorola Stock Option Consideration Agreement for Edward J. Zander, Chairman and Chief Executive Officer, as amended on May 2, 2006 (replaces the Form filed as Exhibit 10.41 to Motorola’s Report on Form 10-Q for the fiscal quarter ended April 1, 2006.)
*10	.44	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2006, as amended for grants on or after May 3, 2006.
*10	.45	Agreement between Motorola, Inc. and Adrian Nemcek dated July 18, 2006.
*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith