Form 10-Q
period 2006-09-30
MOTOROLA INC
filed 2006-11-02
CIK 68505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 30, 2006:

Class	Number of Shares

Common Stock; $3 Par Value	2,417,465,227

Part I — Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net sales	$10,603	$9,048	$31,087	$25,223
Costs of sales	7,229	6,119	21,428	16,956

Gross margin	3,374	2,929	9,659	8,267

Selling, general and administrative expenses	1,174	919	3,470	2,757
Research and development expenditures	1,027	882	2,989	2,567
Other charges (income)	205	48	(139)	49

Operating earnings	968	1,080	3,339	2,894

Other income (expense):
Interest income, net	90	20	227	16
Gains on sales of investments and businesses, net	10	1,266	166	1,914
Other	87	(106)	194	(94)

Total other income	187	1,180	587	1,836

Earnings from continuing operations before income taxes	1,155	2,260	3,926	4,730
Income tax expense	428	522	1,194	1,388

Earnings from continuing operations	727	1,738	2,732	3,342
Earnings from discontinued operations, net of tax	241	13	306	34

Net earnings	$968	$1,751	$3,038	$3,376

Earnings per common share:
Basic:
Continuing operations	$0.30	$0.70	$1.11	$1.36
Discontinued operations	0.10	0.01	0.13	0.01

	$0.40	$0.71	$1.24	$1.37

Diluted:
Continuing operations	$0.29	$0.68	$1.09	$1.33
Discontinued operations	0.10	0.01	0.12	0.01

	$0.39	$0.69	$1.21	$1.34

Weighted average common shares outstanding:
Basic	2,418.1	2,480.6	2,456.7	2,463.4
Diluted	2,476.8	2,547.0	2,517.0	2,514.7
Dividends paid per share	$0.05	$0.04	$0.13	$0.12

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)
(In millions, except per share amounts)

	September 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$3,015	$3,774
Sigma Funds	11,616	10,867
Short-term investments	211	144
Accounts receivable, net	7,135	5,635
Inventories, net	2,716	2,422
Deferred income taxes	2,022	2,355
Other current assets	2,858	2,360
Current assets held for sale	26	312

Total current assets	29,599	27,869

Property, plant and equipment, net	2,157	2,020
Investments	1,545	1,644
Deferred income taxes	822	1,196
Other assets	3,272	2,597
Non-current assets held for sale	13	323

Total assets	$37,408	$35,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$508	$448
Accounts payable	4,802	4,295
Accrued liabilities	8,265	7,376
Current liabilities held for sale	16	320

Total current liabilities	13,591	12,439

Long-term debt	3,780	3,806
Other liabilities	2,899	2,727
Non-current liabilities held for sale	—	4
Stockholders’ Equity

Preferred stock, $100 par value		—
Common stock, $3 par value
Issued shares: 09/30/06 — 2,419.2; 12/31/05 — 2,502.7
Outstanding shares: 09/30/06 — 2,417.5; 12/31/05 — 2,501.1	7,258	7,508
Additional paid-in capital	2,882	4,691
Retained earnings	8,587	5,897
Non-owner changes to equity	(1,589)	(1,423)

Total stockholders’ equity	17,138	16,673

Total liabilities and stockholders’ equity	$37,408	$35,649

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In millions, except per share amounts)

		Non-Owner Changes to Equity
	Common	Fair Value	Foreign	Minimum
	Stock and	Adjustment to	Currency	Pension	Other
	Additional	Available for Sale	Translation	Liability	Items,
	Paid-in	Securities,	Adjustments,	Adjustment,	Net of	Retained	Comprehensive
	Capital	Net of Tax	Net of Tax	Net of Tax	Tax	Earnings	Earnings

Balances at December 31, 2005	$12,199	$97	$(253)	$(1,269)	$2	$5,897
Net earnings						3,038	$3,038
Net unrealized losses on securities (net of tax of $120)		(196)					(196)
Foreign currency translation adjustments (net of tax of $2)			44				44
Issuance of common stock and stock options exercised	726
Share repurchase program	(3,126)
Excess tax benefits from stock-based compensation	149
Stock option and employee stock purchase plan expense	192
Net gain on derivative instruments (net of tax of $9)					(14)		(14)
Dividends declared (Q1: $0.04 per share; Q2, Q3: $0.05 per share)						(348)

Balances at September 30, 2006	$10,140	$(99)	$(209)	$(1,269)	$(12)	$8,587	$2,872

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months
	Ended
	September 30,	October 1,
	2006	2005

Operating
Net earnings	$3,038	$3,376
Less: Earnings from discontinued operations	306	34

Earnings from continuing operations	2,732	3,342
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	403	408
Charges for reorganization of businesses and other	101	116
Stock-based compensation expense	208	—
Gains on sales of investments and businesses, net	(166)	(1,914)
Deferred income taxes	864	819
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,454)	(1,058)
Inventories	(272)	209
Other current assets	(308)	(384)
Accounts payable and accrued liabilities	803	984
Other assets and liabilities	(122)	(14)

Net cash provided by operating activities	2,789	2,508

Investing
Acquisitions and investments, net of cash acquired	(1,022)	(140)
Proceeds from sales of investments and businesses	1,173	1,099
Capital expenditures	(390)	(386)
Proceeds from sale of property, plant and equipment	57	36
Proceeds from sales of (purchases of) Sigma Funds investments, net	(749)	(2,022)
Proceeds from sales of (purchases of) short-term investments	(67)	9

Net cash used for investing activities	(998)	(1,404)

Financing
Net proceeds from commercial paper and short-term borrowings	63	25
Repayment of debt	(5)	(1,131)
Issuance of common stock	715	839
Purchase of common stock	(3,126)	(517)
Excess tax benefits from stock-based compensation	149	—
Payment of dividends	(322)	(294)
Distribution from (to) discontinued operations	(34)	58

Net cash used for financing activities	(2,560)	(1,020)

Effect of exchange rate changes on cash and cash equivalents	10	(74)

Discontinued Operations
Net cash provided by (used for) operating activities from discontinued operations	(30)	71
Net cash used for investing activities from discontinued operations	(13)	(11)
Net cash provided by (used for) financing activities from discontinued operations	34	(58)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	9	(2)

Net cash provided by (used for) discontinued operations	—	—

Net change in cash and cash equivalents	(759)	10
Cash and cash equivalents, beginning of period	3,774	2,846

Cash and cash equivalents, end of period	$3,015	$2,856

Cash paid during the period for:
Interest, net	$214	$224
Income taxes, net of refunds	308	558

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except as noted)

1.	Basis of Presentation

The condensed consolidated financial statements as of September 30, 2006 and for the three months and nine months ended September 30, 2006 and October 1, 2005, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s financial position, results of operations and cash flows as of September 30, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005, as amended in the Form 10-K/A filed on March 7, 2006. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2006 presentation.

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

In July 2006, the Company completed the sale of substantially all of its automotive electronics business, which was a component of the Networks and Enterprise segment, to Continental AG (“Continental”) for approximately $919 million in net cash received. Following the satisfaction of certain regulatory and other customary closing conditions, certain assets, liabilities and employees of the automotive electronics business in China will be transferred to Continental and additional cash will be received. The Company recorded a gain of $379 million before income taxes, which is included in Earnings from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. Additionally, in December 2004, the Company completed the spin-off of its remaining equity interest in Freescale Semiconductor, Inc. (“Freescale”).

The financial results of the automotive electronics business and Freescale have been reflected as discontinued operations in the underlying financial statements and related disclosures for all periods presented. As a result, the historical footnote disclosures have been revised to exclude amounts related to the automotive electronics business and Freescale.

The following table displays summarized financial information for discontinued operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net sales	$30	$376	$827	$1,187
Operating earnings	5	22	81	46
Gains on sales of investments and businesses, net	379	—	379	16
Earnings before income taxes	384	21	456	62
Income tax expense (benefit)	143	8	150	28
Earnings from discontinued operations, net of tax	241	13	306	34

The following table displays a summary of the assets and liabilities held for sale:

	September 30,	December 31,
	2006	2005

Assets
Accounts receivable, net	$17	$144
Inventories, net	7	100
Deferred income taxes, current	—	35
Other current assets	2	33
Property, plant and equipment, net	12	251
Investments	—	10
Deferred income taxes, non-current	1	49
Other assets	—	13

	$39	$635

Liabilities
Accounts payable	$11	$111
Accrued liabilities	5	209
Other liabilities	—	4

	$16	$324

3.	Stock-Based Compensation

Stock Options and Employee Stock Purchase Plan

The Company grants options to acquire shares of common stock to certain employees. Each option granted has an exercise price of 100% of the fair market value of the common stock on the date of the grant. The majority of the options have a contractual life of 10 years and vest and become exercisable at 25% increments over four years. Upon the occurrence of a change in control, each stock option outstanding on the date on which the change in control occurs will immediately become exercisable in full.

The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. U.S. plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal 2006. Under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”).

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Under SFAS 123R, the Company recognized $44 million and $133 million, net of taxes, of compensation expense related to stock options and employee stock purchases for the three months and nine months ended September 30, 2006, respectively, which was allocated as follows (in millions, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Stock-based compensation expense included in:
Costs of sales	$7	$23
Selling, general and administrative expenses	34	105
Research and development expenditures	21	64

Stock-based compensation expense related to employee stock options and employee stock purchases included in operating earnings	62	192
Tax benefit	18	59

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$44	$133

Decrease in Basic earnings per share	$(0.02)	$(0.05)
Decrease in Diluted earnings per share	$(0.02)	$(0.05)

Upon adoption of SFAS 123R, the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model in accordance with SFAS 123R. The weighted-average estimated value of employee stock options granted during the three months and nine months ended September 30, 2006 was $8.75 per share and $9.24 per share, respectively, using the following weighted-average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Expected volatility	31.8%	36.3%
Risk-free interest rate	4.8%	5.0%
Dividend yield	0.8%	0.8%
Expected life (years)	6.5	6.5

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

Stock options activity for the nine months ended September 30, 2006 was as follows:

		Wtd. Avg.	Wtd. Avg.	Aggregate
	Shares Subject	Exercise	Contractual	Intrinsic
	to Options	Price	Life	Value
	(In thousands)		(In yrs.)	(In millions)

Options outstanding at January 1, 2006	267,755	$17	7	$2,158
Options granted	36,187	21		48
Options exercised	(50,245)	12		510
Options terminated, cancelled or expired	(9,568)	19		33

Options outstanding at September 30, 2006	244,129	18	7	2,150

Options exercisable at September 30, 2006	144,522	19	6	1,330

At September 30, 2006, the Company had $450 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of approximately two years. Cash received from stock option exercises and the employee stock purchase plan was $715 million during the nine months ended September 30, 2006.

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $149 million of excess tax benefits for the nine months ended September 30, 2006 have been classified as a financing cash inflow.

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

A summary of changes in RS and RSU balances during the nine month period ended September 30, 2006 is presented below:

		Wtd. Avg.	Aggregate
		Grant Date	Intrinsic
	RS and RSU	Fair Value	Value
	(In thousands)		(In millions)

RS and RSU balance at January 1, 2006	4,383	$16	$98
Granted	2,357	22
Vested	(897)	16
Terminated, cancelled or expired	(178)	17

RS and RSU balance at September 30, 2006	5,665	19	142

At September 30, 2006, the Company had $65 million of total unrecognized compensation expense related to RS and RSU grants that will be recognized over the weighted average period of approximately three years. The Company recognized $3 million and $2 million of expense, net of tax, related to RS and RSU grants, during the three months ended September 30, 2006 and October 1, 2005, respectively. The Company recognized $10 million and $5 million of expense, net of tax, related to RS and RSU grants, during the nine months ended September 30, 2006 and October 1, 2005, respectively.

At September 30, 2006, 110.3 million shares were available for future grants under the 2006 Motorola Omnibus Plan, covering all equity awards to employees and non-employee directors.

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

	Three Months Ended
	Continuing
	Operations		Net Earnings
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Earnings:
Earnings, as reported	$727	$1,738	$968	$1,751
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects of $2	n/a	2	n/a	2
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects of $27	n/a	(43)	n/a	(43)

Earnings (pro forma for three months ended October 1, 2005)	$727	$1,697	$968	$1,710

Basic earnings per common share:
As reported	$0.30	$0.70	$0.40	$0.71
Pro forma	n/a	$0.68	n/a	$0.69
Diluted earnings per common share:
As reported	$0.29	$0.68	$0.39	$0.69
Pro forma	n/a	$0.67	n/a	$0.67

	Nine Months Ended
	Continuing
	Operations		Net Earnings
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Earnings:
Earnings, as reported	$2,732	$3,342	$3,038	$3,376
Add: Stock-based employee compensation expense included in reported earnings, net of related tax effects of $3	n/a	5	n/a	5
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects of $77	n/a	(125)	n/a	(125)

Earnings (pro forma for nine months ended October 1, 2005)	$2,732	$3,222	$3,038	$3,256

Basic earnings per common share:
As reported	$1.11	$1.36	$1.24	$1.37
Pro forma	n/a	$1.31	n/a	$1.32
Diluted earnings per common share:
As reported	$1.09	$1.33	$1.21	$1.34
Pro forma	n/a	$1.28	n/a	$1.29

4.	Other Financial Data

Statement of Operations Information

Other Charges (Income)

Other charges (income) included in Operating earnings consist of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Other charges (income):
Charitable contribution to Motorola Foundation	$88	$—	$88	$—
Reorganization of business charges	59	55	125	58
Acquisition-related in-process research and development	33	—	33	2
Legal reserve	25	—	25	—
Telsim settlement	—	(7)	(410)	(11)

	$205	$48	$(139)	$49

Other Income (Expense)

The following table displays the amounts comprising Interest income (expense), net, and Other included in Other income (expense):

	Three Months		Nine Months
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Interest income (expense), net:
Interest expense	$(81)	$(88)	$(250)	$(252)
Interest income	171	108	477	268

	$90	$20	$227	$16

Other:
Investment impairments	$(4)	$(9)	$(22)	$(21)
Foreign currency gain (loss)	3	(14)	39	(19)
Debt retirement	—	(137)	—	(137)
Repayment of previously-reserved Iridium loan	—	—	—	30
Gain on Sprint Nextel derivatives	93	58	165	58
Other	(5)	(4)	12	(5)

	$87	$(106)	$194	$(94)

During the first quarter of 2006, the Company entered into a zero-cost collar derivative (the “Sprint Nextel Derivative”) to protect itself economically against price fluctuations in its 37.6 million shares of Sprint Nextel Corporation (“Sprint Nextel”) non-voting common stock. During the second quarter of 2006, as a result of Sprint Nextel’s spin-off of Embarq Corporation through a dividend to Sprint Nextel shareholders, the Company received approximately 1.9 million shares of Embarq Corporation. The floor and ceiling prices of the Sprint Nextel Derivative were adjusted accordingly. If the Sprint Nextel shares and the Sprint Nextel Derivative, as adjusted, are held to the Sprint Nextel Derivative’s maturity, the Company would receive cumulative proceeds of no less than $853 million and no more than $1.1 billion from the sale of its 37.6 million Sprint Nextel shares and the settlement of the Sprint Nextel Derivative. The Sprint Nextel Derivative was not designated as a hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, to reflect the change in fair value of the Sprint Nextel Derivative, the Company recorded income of $93 million and $165 million for the three months and nine months ended September 30, 2006, respectively, both included in Other income (expense) in the Company’s condensed consolidated statements of operations.

Prior to the merger of Sprint Corporation (“Sprint”) and Nextel Communications, Inc. (“Nextel”), the Company had entered into variable share forward purchase agreements (the “Variable Forwards”) to hedge its Nextel common stock. The Company did not designate the Variable Forwards as a hedge of the Sprint Nextel shares received as a result of the merger. Accordingly, the Company recorded $58 million of gains during the third quarter of 2005 reflecting the change in value of the Variable Forwards. The Variable Forwards were settled during the fourth quarter of 2005.

Earnings Per Common Share

The following table presents the computation of basic and diluted earnings per common share from both continuing operations and net earnings, which includes discontinued operations:

	Three Months Ended
	Continuing Operations		Net Earnings
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Basic earnings per common share:
Earnings	$727	$1,738	$968	$1,751
Weighted average common shares outstanding	2,418.1	2,480.6	2,418.1	2,480.6
Per share amount	$0.30	$0.70	$0.40	$0.71

Diluted earnings per common share:
Earnings	$727	$1,738	$968	$1,751

Weighted average common shares outstanding	2,418.1	2,480.6	2,418.1	2,480.6
Add effect of dilutive securities:
Share-based awards and other	58.7	66.4	58.7	66.4

Diluted weighted average common shares outstanding	2,476.8	2,547.0	2,476.8	2,547.0

Per share amount	$0.29	$0.68	$0.39	$0.69

	Nine Months Ended
	Continuing Operations		Net Earnings
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Basic earnings per common share:
Earnings	$2,732	$3,342	$3,038	$3,376
Weighted average common shares outstanding	2,456.7	2,463.4	2,456.7	2,463.4
Per share amount	$1.11	$1.36	$1.24	$1.37

Diluted earnings per common share:
Earnings	$2,732	$3,342	$3,038	$3,376

Weighted average common shares outstanding	2,456.7	2,463.4	2,456.7	2,463.4
Add effect of dilutive securities:
Share-based awards and other	60.3	51.3	60.3	51.3

Diluted weighted average common shares outstanding	2,517.0	2,514.7	2,517.0	2,514.7

Per share amount	$1.09	$1.33	$1.21	$1.34

In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended September 30, 2006 and October 1, 2005, 76.8 million and 43.6 million, respectively, common shares underlying out-of-the-money stock options were excluded because their inclusion would have been antidilutive. In the computation of dilutive earnings per common share from both continuing operations and on a net earnings basis for the nine months ended September 30, 2006 and October 1, 2005, 77.3 million and 56.3 million, respectively, common shares underlying out-of-the money stock options were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Accounts Receivable

Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2006	2005

Accounts receivable	$7,185	$5,736
Less allowance for doubtful accounts	(50)	(101)

	$7,135	$5,635

Inventories

Inventories, net, consist of the following:

	September 30,	December 31,
	2006	2005

Finished goods	$1,437	$1,252
Work-in-process and production materials	1,740	1,699

	3,177	2,951
Less inventory reserves	(461)	(529)

	$2,716	$2,422

Property, Plant, and Equipment

Property, plant and equipment, net, consists of the following:

	September 30,	December 31,
	2006	2005

Land	$131	$147
Building	1,696	1,697
Machinery and equipment	5,753	5,416

	7,580	7,260
Less accumulated depreciation	(5,423)	(5,240)

	$2,157	$2,020

Depreciation expense for both the three months ended September 30, 2006 and October 1, 2005 was $116 million. Depreciation expense for the nine months ended September 30, 2006 and October 1, 2005 was $337 million and $351 million, respectively.

Investments

Investments consist of the following:

	September 30,	December 31,
	2006	2005

Available-for-sale securities:
Cost basis	$894	$1,065
Gross unrealized gains	50	232
Gross unrealized losses	(209)	(75)

Fair value	735	1,222
Other securities, at cost	637	284
Equity method investments	173	138

	$1,545	$1,644

For the three months ended September 30, 2006 and October 1, 2005, the Company recorded impairment charges of $4 million and $9 million, respectively. For the nine months ended September 30, 2006 and October 1, 2005, the Company recorded impairment charges of $22 million and $21 million, respectively. These impairment charges represent other-than-temporary declines in the value of certain investments.

During the three months and nine months ended September 30, 2006, the Company recorded gains on sales of investments of $10 million and $166 million, respectively, primarily comprised of a $141 million gain on the sale of the Company’s shares in Telus Corporation in the first quarter of 2006. During the three months and nine months ended October 1, 2005, the Company recorded gains on the sales of investments of $1.3 billion and $1.9 billion, respectively, primarily comprised of: (i) a $1.3 billion pre-tax gain, representing a $1.7 billion pre-tax gain on the cash and shares of Sprint Nextel it received in exchange for its Nextel shares, partially offset by a $418 million pre-tax loss relating to its hedge of 25 million shares of Nextel Class A common stock, and (ii) a $609 million gain on the sale of a portion of the Company’s shares of Nextel during the first half of 2005.

Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2006	2005

Long-term finance receivables, net of allowances of $7 and $12	$83	$82
Goodwill	1,717	1,349
Intangible assets, net of accumulated amortization of $505 and $437	374	231
Royalty license arrangements	445	471
Fair value of Sprint Nextel derivative	165	—
Other	488	464

	$3,272	$2,597

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2006	2005

Customer reserves	$1,411	$1,171
Contractor payables	1,257	985
Compensation	882	1,057
Warranty reserves	502	467
Deferred revenue	591	379
Customer downpayments	477	437
Tax liabilities	251	487
Other	2,894	2,393

	$8,265	$7,376

Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
	2006	2005

Defined benefit plans	$1,728	$1,644
Postretirement health care plan	62	66
Royalty license arrangement	316	315
Other	793	702

	$2,899	$2,727

Stockholders’ Equity Information

Comprehensive Earnings (Loss)

The net unrealized gains (losses) on securities included in Comprehensive earnings (loss) are comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Gross unrealized gains (losses) on securities, net of tax	$(61)	$(239)	$(109)	$(166)
Less: Realized gains on securities, net of tax	5	784	87	1,160

Net unrealized losses on securities, net of tax	$(66)	$(1,023)	$(196)	$(1,326)

Stock Repurchase Program

In May 2005, the Company announced that its Board of Directors authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending in May 2008, subject to market conditions (the “2005 Stock Repurchase Program”). In July 2006, the Company entered into an accelerated stock buyback agreement to repurchase approximately $1.2 billion of its outstanding common stock (the “ASB”). During the quarter, the Company received a total of 49.2 million shares under the ASB, representing the minimum number of shares to be received under the ASB. On October 31, 2006, the Company received an additional 1.3 million shares as the final adjustment under the ASB. The total shares purchased under the ASB were 50.5 million shares.

During the third quarter of 2006, the Company paid an aggregate of $1.5 billion, including transaction costs, to repurchase 62 million shares (including shares received under the ASB during the quarter). During the first nine months of 2006, the Company has paid $3.1 billion, including transaction costs, to repurchase 138 million shares. All repurchased shares have been retired. Repurchases under the ASB, together with all repurchases made prior to the date thereof, completed the repurchases authorized under the 2005 Stock Repurchase Program.

On July 24, 2006, the Company announced that its Board of Directors has authorized the Company to repurchase up to an additional $4.5 billion of its outstanding shares of common stock over a 36-month period ending on July 21, 2009, subject to market conditions (the “2006 Stock Repurchase Program”). Through the end of the third quarter, no shares have been repurchased under the 2006 Stock Repurchase Program.

5.	Income Taxes

On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act provides for a special one-time tax incentive for U.S. multinational companies to repatriate accumulated earnings from their foreign subsidiaries by providing an 85% dividends received deduction for certain qualifying dividends. The Company repatriated approximately $4.6 billion of accumulated foreign earnings under the Act during 2005 and recorded an associated net income tax benefit of $251 million and $14 million during the third and fourth quarters of 2005, respectively. The Company finalized certain actions maximizing the tax benefit attributable to the repatriation of foreign earnings under the provisions of the Act during 2006 and recognized an additional $68 million of net tax benefits relating to these actions during the second quarter of 2006.

Based on the Company’s current assessment of the realization of its deferred tax assets, the Company realized a tax benefit of $73 million relating to the reduction in its German deferred tax asset valuation allowance during the second quarter of 2006. At September 30, 2006, a partial valuation allowance of $200 million remains against its German deferred tax assets, including tax loss and credit carryforwards.

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

Pension Benefits

The net periodic pension cost for the U.S. regular pension plan, the officers’ plan, the Motorola Supplemental Pension Plan, and Non-U.S. plans consists of the following:

	Three Months Ended
	September 30, 2006			October 1, 2005
		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Service cost	$37	$(2)	$10	$35	$2	$12
Interest cost	79	2	18	71	2	18
Expected return on plan assets	(82)	—	(14)	(80)	(1)	(15)
Amortization of:
Unrecognized prior service cost	(1)	(1)	—	(2)	—	—
Unrecognized net loss	31	—	4	20	2	5
Settlement/curtailment loss	—	1	—	—	3	—

	$64	$—	$18	$44	$8	$20

	Nine Months Ended
	September 30, 2006			October 1, 2005
		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Service cost	$111	$4	$33	$106	$7	$33
Interest cost	231	6	52	211	7	52
Expected return on plan assets	(246)	(2)	(41)	(238)	(3)	(43)
Amortization of:
Unrecognized prior service cost	(4)	(1)	—	(5)	—	—
Unrecognized net loss	87	4	12	58	4	13
Settlement/curtailment loss	—	3	—	—	10	—

	$179	$14	$56	$132	$25	$55

The Company contributed an aggregate of $134 million and $205 million to the U.S. pension plans for the three months and nine months ended September 30, 2006, respectively. Additionally, the Company contributed an aggregate of $10 million and $29 million for the three months and nine months, respectively, to the Non-U.S. pension plans.

Postretirement Health Care Benefits

Net postretirement health care expenses consist of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Service cost	$3	$2	$7	$6
Interest cost	7	8	21	24
Expected return on plan assets	(5)	(4)	(13)	(12)
Amortization of:
Unrecognized prior service cost	—	(1)	(2)	(3)
Unrecognized net loss	2	3	10	9

	$7	$8	$23	$24

Contributions made to the postretirement health care fund for the three months and nine months ended September 30, 2006 were an aggregate of $11 million and $23 million, respectively.

2006 Omnibus Plan

The 2006 Omnibus Plan, covering all equity awards to employees and non-employee directors, was approved by shareholders at the May 1, 2006 shareholders meeting. Prior shareholder approved incentive plans were merged into the 2006 Omnibus Plan and the shares available under those plans are now included in the 2006 Omnibus Plan, in addition to the 80 million shares which were reserved for issuance under the 2006 Omnibus Plan.

7.	Financing Arrangements

Finance receivables consist of the following:

	September 30,	December 31,
	2006	2005

Gross finance receivables	$222	$272
Less: allowance for losses	(7)	(12)

	215	260
Less: current portion	(132)	(178)

Long-term finance receivables, net	$83	$82

Current finance receivables are included in Accounts receivable and long-term finance receivables are included in Other assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables was $2 million for both the three months ended September 30, 2006 and October 1, 2005 and $6 million for both the nine months ended September 30, 2006 and October 1, 2005.

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

In the aggregate, at September 30, 2006, these committed facilities provided for up to $1.4 billion to be outstanding with the third parties at any time, as compared to up to $1.1 billion provided at December 31, 2005. As of September 30, 2006, $890 million of these committed facilities were utilized, compared to $585 million utilized at December 31, 2005. Certain events could cause one or more of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables sold by the Company were $1.8 billion and $4.6 billion for the three months and nine months ended September 30, 2006, respectively (including $1.7 billion and $4.4 billion, respectively, of short-term receivables), compared to $1.0 billion and $2.9 billion sold for the three months and nine months ended October 1, 2005, respectively (including $918 million and $2.7 billion, respectively, of short-term receivables). As of September 30, 2006, there were $1.2 billion of these sold receivables outstanding for which the Company retained servicing obligations (including $967 million of short-term receivables), compared to $1.0 billion outstanding at December 31, 2005 (including $838 million of short-term receivables).

Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $19 million and $66 million at September 30, 2006 and December 31, 2005, respectively. Reserves of $4 million were recorded for potential losses on sold receivables at both September 30, 2006 and December 31, 2005.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $358 million at September 30, 2006, compared to $689 million at December 31, 2005. Of these amounts, $204 million was supported by letters of credit or by bank commitments to purchase receivables at September 30, 2006, compared to $594 million at December 31, 2005.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $129 million and $140 million at September 30, 2006 and December 31, 2005, respectively (including $19 million and $66 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $88 million and $79 million at September 30, 2006 and December 31, 2005, respectively (including $13 million and $42 million, respectively, relating to the sale of short-term receivables).

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

The Company was sued by the Statutory Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty, and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. Trial began on October 23, 2006.

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

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $169 million and the Company has accrued $95 million at September 30, 2006 for certain claims that have been asserted under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company.

In all indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

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

9.	Segment Information

As a result of the previously announced realignment, the Company now reports financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) analog and digital two-way radio, voice and data communications products and systems, as well as wireless broadband systems, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market), and (ii) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market).

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks (“digital entertainment set-top devices”) and digital systems, (ii) high speed data products, including cable modems and cable modem termination systems, and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home satellite networks and private networks for business communications, (vi) advanced video communications products, and (vii) fiber-to-the-premise and fiber-to-the-node transmission systems supporting high-speed data, video and voice.

Summarized below are the Company’s segment net sales and operating earnings from continuing operations for the three months and nine months ended September 30, 2006 and October 1, 2005.

	Three Months Ended			Nine Months Ended
	September 30,	October 1,	%	September 30,	October 1,	%
	2006	2005	Change	2006	2005	Change

Segment Net Sales:
Mobile Devices	$7,034	$5,604	26%	$20,577	$14,921	38%
Networks and Enterprise	2,779	2,766	—	8,202	8,328	(2)
Connected Home Solutions	812	743	9	2,347	2,168	8

	10,625	9,113		31,126	25,417
Other & Eliminations	(22)	(65)		(39)	(194)

	$10,603	$9,048	17	$31,087	$25,223	23

	Three Months Ended				Nine Months Ended
	September 30,	% of	October 1,	% of	September 30,	% of	October 1,	% of
	2006	Sales	2005	Sales	2006	Sales	2005	Sales

Segment Operating Earnings:
Mobile Devices	$819	12%	$593	11%	$2,317	11%	$1,524	10%
Networks and Enterprise	378	14	465	17	1,063	13	1,374	16
Connected Home Solutions	21	3	39	5	66	3	81	4

	1,218		1,097		3,446		2,979
Other & Eliminations	(250)		(17)		(107)		(85)

Operating earnings	968	9	1,080	12	3,339	11	2,894	11
Total other income	187		1,180		587		1,836

Earnings from continuing operations before income taxes	$1,155		$2,260		$3,926		$4,730

Other is primarily comprised of: (i) general corporate related expenses, including stock option and employee stock purchase plan expenses, (ii) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (iii) the Company’s wholly-owned finance subsidiary. Beginning in 2006, certain general corporate expenses, which had previously been allocated to the business segments, are included in the operating expenses of Other. These expenses, which were approximately $27 million and $79 million for the three months and nine months ended September 30, 2006, respectively, and are no longer allocated to the operating segments, primarily include: (i) corporate general and administrative expenses, including legal, human resources, strategy, finance and CEO and CFO functional staff expenses, (ii) corporate marketing expenses, and (iii) research and development projects. Also during the third quarter of 2006, the Company recorded an expense of $88 million representing a charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party. During the second quarter of 2006, the Company recorded income of $410 million for a payment relating to the Telsim settlement.

10.	Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer to eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and, therefore, such benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 112, Accounting for Postemployment Benefits (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

2006 Charges

During the first nine months of 2006, the Company committed to implement various productivity improvement plans aimed principally at: (i) reducing costs in its supply-chain activities, (ii) integrating the former Networks segment and Government and Enterprise Mobility Solutions segment into one organization, the Networks and Enterprise segment, and (iii) reducing other operating expenses, primarily relating to engineering and development costs.

For the three months ended September 30, 2006, the Company recorded net reorganization of business charges of $58 million, including $1 million of reversals in Costs of sales and $59 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $58 million are charges of $50 million for employee separation costs, $8 million for fixed asset impairment charges and $6 million for exit costs, partially offset by $6 million of reversals for accruals no longer needed.

For the nine months ended September 30, 2006, the Company recorded net reorganization of business charges of $166 million, including $41 million of charges in Costs of sales and $125 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $166 million are charges of $166 million for employee separation costs, $14 million for fixed asset impairment charges, and $6 million for exit costs, partially offset by $20 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment for the three months and nine months ended September 30, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Segment	2006	2006

Mobile Devices	$—	$(1)
Networks and Enterprise	51	109
Connected Home Solutions	—	51

	51	159
General Corporate	7	7

	$58	$166

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to September 30, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	September 30,
	2006	Charges	Adjustments	Used	2006

Exit costs — lease terminations	$50	$6	$(6)	$(15)	$35
Employee separation costs	53	166	(14)	(82)	123

	$103	$172	$(20)	$(97)	$158

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 additional charges of $6 million are primarily related to a lease cancellation by the Networks and Enterprise segment. The 2006 adjustments of $6 million represent reversals of accruals no longer needed. The $15 million used in 2006 reflects cash payments. The remaining accrual of $35 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 30, 2006, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The 2006 additional charges of $166 million represent severance costs for approximately an additional 3,700 employees, of which 1,800 were direct employees and 1,900 were indirect employees. The adjustments of $14 million represent reversals of accruals no longer needed.

During the first nine months of 2006, approximately 2,200 employees, of which 1,200 were direct employees and 1,000 were indirect employees, were separated from the Company. The $82 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $123 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 30, 2006, is expected to be paid to approximately 3,100 separated employees.

2005 Charges

For the three months ended October 1, 2005, the Company recorded net reorganization of business charges of $86 million, including $31 million of charges in Costs of sales and $55 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $86 million are charges of $68 million for employee separation costs, $15 million for fixed asset impairment charges and $5 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.

For the nine months ended October 1, 2005, the Company recorded net reorganization of business charges of $95 million, including $37 million of charges in Costs of sales and $58 million of charges under Other charges (income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $95 million are charges of $85 million for employee separation costs, $15 million for fixed asset impairment charges and $5 million for exit costs, partially offset by $10 million of reversals for reserves no longer needed.

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2005 to October 1, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	October 1,
	2005	Charges	Adjustments	Used	2005

Exit costs — lease terminations	$73	$5	$(5)	$(17)	$56
Employee separation costs	41	85	(10)	(42)	74

	$114	$90	$(15)	$(59)	$130

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations

At January 1, 2005, the Company had an accrual of $73 million for exit costs attributable to lease terminations. The 2005 additional charges of $5 million were primarily related to a lease cancellation by the Networks and Enterprise segment. The 2005 adjustments of $5 million represent $4 million of translation adjustments and $1 million of reversals of accruals no longer needed. The $17 million used in 2005 reflected cash payments. The remaining accrual of $56 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at October 1, 2005.

Employee Separation Costs

At January 1, 2005, the Company had an accrual of $41 million for employee separation costs, representing the severance costs for approximately 400 employees. The 2005 additional charges of $85 million represented additional costs for approximately 2,200 employees. The adjustments of $10 million represented reversals of accruals no longer needed.

During the first nine months of 2005, approximately 1,100 employees were separated from the Company. The $42 million used in 2005 reflected cash payments to these separated employees. The remaining accrual of $74 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at October 1, 2005.

11.	Acquisitions and Related Intangibles

Broadbus Technologies, Inc.

In September 2006, the Company acquired Broadbus Technologies, Inc. (“Broadbus”), a leading provider of content on-demand technologies, for $181 million in cash. The Company recorded $152 million in goodwill, none of which is expected to be deductible for tax purposes, a $12 million charge for acquired in-process research and development costs, and $30 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. Goodwill and intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over periods ranging from 3 to 5 years on a straight-line basis.

The results of operations of Broadbus have been included in the Connected Home Solutions segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

TTP Communications plc

In August 2006, the Company acquired TTP Communications plc (“TTPCom”), a leader in wireless software platforms, protocol stacks and semiconductor solutions, for $193 million in cash. The Company recorded $35 million in goodwill, a portion of which is expected to be deductible for tax purposes, a $16 million charge for acquired in-process research and development costs, and $102 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. Goodwill and intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over a 5-year period on a straight-line basis.

The results of operations of TTPCom have been included in the Mobile Devices segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Kreatel Communications AB

In February 2006, the Company acquired Kreatel Communications AB (“Kreatel”), a leading developer of innovative Internet Protocol (“IP”) based digital set-top boxes, for $108 million in cash. The Company recorded $79 million in goodwill, a portion of which is expected to be deductible for tax purposes, a $1 million charge for acquired in-process research and development costs, and $22 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. Goodwill and intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over periods ranging from 2 to 4 years on a straight-line basis.

The results of operations of Kreatel have been included in the Connected Home Solutions segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Intangible Assets

Amortized intangible assets, excluding goodwill were comprised of the following:

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Licensed technology	$149	$107	$112	$104
Completed technology	520	322	407	285
Other Intangibles	210	76	149	48

	$879	$505	$668	$437

Amortization expense on intangible assets was $28 million and $17 million for the three months ended September 30, 2006 and October 1, 2005, respectively, and $68 million and $48 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. Amortization expense is estimated to be $93 million for 2006, $105 million in 2007, $84 million in 2008, $68 million in 2009, and $47 million in 2010.

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2006 to September 30, 2006, by business segment:

	January 1,			September 30,
Segment	2006	Acquired	Adjustments(1)	2006

Mobile Devices	$17	$35	$—	$52
Networks and Enterprise	539	79	1	619
Connected Home Solutions	793	231	22	1,046

	$1,349	$345	$23	$1,717

(1)	Includes translation adjustments.

12.	Shareholder Rights Plan

As previously announced, effective as of August 1, 2006 (the “Termination Date”), the Company terminated its shareholder rights plan. The shareholder rights plan was scheduled to expire in November 2008. On the Termination Date, in connection with the termination of the shareholder rights plan, the Company made the filings necessary to eliminate all references to the Company’s Junior Participating Preferred Stock, Series B (“Series B”) from its Restated Certificate of Incorporation. Accordingly, no authorized Series B shares are reflected in the Company’s Condensed consolidated balance sheet as of September 30, 2006. No Series B shares were, or have been, issued as of that date.

Motorola, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months and nine months ended September 30, 2006 and October 1, 2005, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2005, as amended by the Form 10-K/A filed on March 7, 2006.

Executive Overview

Our Business

We report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In the third quarter of 2006, the segment’s net sales represented 66% of the Company’s consolidated net sales.*

•	The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) analog and digital two-way radio, voice and data communications products and systems, as well as wireless broadband systems, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market), and (ii) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market). In the third quarter of 2006, the segment’s net sales represented 26% of the Company’s consolidated net sales.*

•	The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks (“digital entertainment set-top devices”) and digital systems, (ii) high speed data products, including cable modems and cable modem termination systems, and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home satellite networks and private networks for business communications, (vi) advanced video communications products, and (vii) fiber-to-the-premise and fiber-to-the-node transmission systems supporting high-speed data, video and voice. In the third quarter of 2006, the segment’s net sales represented 8% of the Company’s consolidated net sales.*

Third Quarter Highlights

•	Net Sales Increased 17%: Our net sales were $10.6 billion in the third quarter of 2006, up 17% from $9.0 billion in the third quarter of 2005.

•	Earnings Per Share of $0.39: Our earnings per diluted common share were $0.39 in the third quarter of 2006, compared to earnings per diluted common share of $0.69 in the third quarter of 2005.

•	Handset Shipments Increased 39%: We shipped 53.7 million handsets in the third quarter of 2006, an increase of 39% compared to shipments of 38.7 million handsets in the third quarter of 2005.

•	Global Handset Market Share Estimated at 22.4%: We believe that we expanded our global handset market share to an estimated 22.4% in the third quarter of 2006, an increase of 3.8 percentage points versus the third quarter of 2005 and 0.3 percentage points versus the second quarter of 2006.

*  When discussing the net sales of each of our three segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, our intracompany sales were eliminated as part of the consolidation process in third quarter of 2006. As a result, the percentages of consolidated net sales for each of our business segments does not always equal 100% of the Company’s consolidated net sales.

•	Digital Entertainment Set-top Device Shipments Increased 58%: We shipped 2.4 million digital entertainment set-top devices, a 58% increase compared to shipments of 1.6 million units in the third quarter of 2005.

•	Operating Cash Flow Increased 36%: We generated operating cash flow of $1.6 billion in the third quarter of 2006, compared to operating cash flow of $1.2 billion in the third quarter of 2005.

•	Net Interest Income: We had $90 million of net interest income in the third quarter of 2006, a $70 million improvement from the third quarter of 2005. This improvement was primarily due to an increase in interest income due to higher average cash, cash equivalents and Sigma Funds balances earning interest at higher rates.

The 17% increase in net sales in the third quarter of 2006 compared to the third quarter of 2005 reflects increased net sales in all three of our business segments:

•	In Mobile Devices: Net sales were $7.0 billion, an increase of $1.4 billion, or 26%, compared to the third quarter of 2005, primarily driven by strong demand for GSM handsets.

•	In Networks and Enterprise: Net sales were $2.8 billion, slightly higher compared to the third quarter of 2005, reflecting higher net sales in North America and Latin America, offset by lower net sales in the Europe, Middle East and African region and Asia.

•	In Connected Home Solutions: Net sales were $812 million, an increase of $69 million, or 9%, compared to the third quarter of 2005, reflecting increased demand for HD/DVR set-top boxes.

Looking Forward

We are continuing our commitment to quality and an unrelenting focus on innovation. We are committed to pursuing profitable market share growth across all of our businesses.

As a thought leader in digital convergence, we remain focused on our seamless mobility strategy. Seamless mobility recognizes that the boundaries between work, home, business, entertainment and leisure continue to dissolve. As we move among different environments, devices and networks, seamless mobility will deliver compelling experiences wherever we go.

One aspect of our seamless mobility strategy is to further sharpen our strategic focus on communications solutions that advance our vision. In July 2006, we completed the sale of substantially all of our automotive electronics business for approximately $919 million in net cash. Following the satisfaction of certain regulatory and other customary closing conditions, certain assets, liabilities and employees of the automotive electronics business in China will be transferred to the purchaser and additional cash will be received.

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

In addition to our efforts to advance our vision through divestitures and reorganization, the Company has also been active in making strategic acquisitions to add new technologies, capabilities and personnel that complement our seamless mobility strategy. During the first nine months of 2006, the Company completed a number of acquisitions, adding companies such as TTP Communications plc, Broadbus Technologies, Inc., Kreatel Communications AB, Orthogon Systems, NextNet Wireless, Inc. and Vertasent LLC to the Motorola family. These transactions build upon our already strong patent portfolio and enhance our competitive position as a preeminent global communications leader.

In the third quarter of 2006, the Company announced its intention to acquire Symbol Technologies, Inc. (“Symbol”). When completed, the acquisition of Symbol will be an important step forward for our enterprise mobility strategy and is consistent with our focus on extending our seamless mobility leadership. Combining

Motorola’s and Symbol’s adjacent assets, expertise, customers and supplier bases and industry-leading products will enhance the Company’s leading position in the enterprise mobility market.

We conduct our business in highly-competitive markets, facing new and established competitors. We also face technological and other industry challenges in developing seamless mobility products. Full digital convergence will require technological advancements and significant investment in research and development. The research and development of new, technologically advanced products is a complex process requiring high levels of innovation, as well as accurate anticipation of technological and market trends. We continue to focus on improving the quality of our products and on enhancing our supply chain to ensure that we can meet customer demand and improve efficiency. However, despite these challenges, we believe our seamless mobility strategy and our compelling products will result in continued success.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,	% of	October 1,	% of	September 30,	% of	October 1,	% of
	2006	Sales	2005	Sales	2006	Sales	2005	Sales
	(Dollars in millions, except per share amounts)

Net sales	$10,603		$9,048		$31,087		$25,223
Costs of sales	7,229	68.2%	6,119	67.6%	21,428	68.9%	16,956	67.2%

Gross margin	3,374	31.8%	2,929	32.4%	9,659	31.1%	8,267	32.8%

Selling, general and administrative expenses	1,174	11.1%	919	10.2%	3,470	11.2%	2,757	10.9%
Research and development expenditures	1,027	9.7%	882	9.7%	2,989	9.6%	2,567	10.2%
Other charges (income)	205	1.9%	48	0.5%	(139)	(0.4)%	49	0.2%

Operating earnings	968	9.1%	1,080	12.0%	3,339	10.7%	2,894	11.5%

Other income (expense):
Interest income net	90	0.9%	20	0.2%	227	0.7%	16	0.1%
Gains on sales of investments and businesses, net	10	0.1%	1,266	14.0%	166	0.6%	1,914	7.6%
Other	87	0.8%	(106)	(1.2)%	194	0.6%	(94)	(0.4)%

Total other income	187	1.8%	1,180	13.0%	587	1.9%	1,836	7.3%

Earnings from continuing operations before income taxes	1,155	10.9%	2,260	25.0%	3,926	12.6%	4,730	18.8%
Income tax expense	428	4.0%	522	5.8%	1,194	3.8%	1,388	5.6%

Earnings from continuing operations	727	6.9%	1,738	19.2%	2,732	8.8%	3,342	13.2%
Earnings from discontinued operations, net of tax	241	2.2%	13	0.2%	306	1.0%	34	0.2%

Net earnings	$968	9.1%	$1,751	19.4%	$3,038	9.8%	$3,376	13.4%

Earnings per diluted common share:
Continuing operations	$0.29		$0.68		$1.09		$1.33
Discontinued operations	0.10		0.01		0.12		0.01

	$0.39		$0.69		$1.21		$1.34

Results of Operations — Three months ended September 30, 2006 compared to three months ended October 1, 2005

Net Sales

Net sales were $10.6 billion in the third quarter of 2006, up 17% compared to $9.0 billion in the third quarter of 2005. The increase in net sales was primarily driven by a $1.4 billion increase in the sales by the Mobile Devices segment, reflecting: (i) a 39% increase in unit shipments, primarily driven by strong demand for GSM handsets, partially offset by a 12% decrease in average selling price (“ASP”), and (ii) increased revenue from technology and platform licensing. Also contributing to the increase in net sales were: (i) a $69 million increase in net sales by the Connected Home Solutions segment, primarily due to increased demand for HD/DVR set-top boxes, and (ii) a $13 million increase in net sales by the Networks and Enterprise segment, driven by higher net sales in North America and Latin America, partially offset by lower net sales in the Europe, Middle East and African region (“EMEA”) and Asia.

Gross Margin

Gross margin was $3.4 billion, or 31.8% of net sales, in the third quarter of 2006, compared to $2.9 billion, or 32.4% of net sales, in the third quarter of 2005. The increase in gross margin was primarily driven by the Mobile Devices segment, primarily due to: (i) savings from supply chain cost-reduction initiatives, (ii) the 39% increase in unit shipments, and (iii) increased income from technology and platform licensing, partially offset by: (i) the 12% decline in ASP, and (ii) an unfavorable shift in product mix. Gross margin for the third quarter of 2006 compared to the third quarter of 2005 also: (i) increased in the Connected Home Solutions segment, primarily due to increased net sales, and (ii) decreased in the Networks and Enterprise segment, primarily due to an unfavorable product/regional mix and pricing pressure in the public networks market.

Gross margin as a percentage of net sales for the third quarter of 2006 compared to the third quarter of 2005: (i) decreased in the Networks and Enterprise segment, and (ii) increased in the Mobile Devices and Connected Home Solutions segments. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in the third quarter of 2006 compared to the third quarter of 2005 can be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices segment, which generates lower gross margins than the overall Company average.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 28% to $1.2 billion, or 11.1% of net sales, in the third quarter of 2006, compared to $919 million, or 10.2% of net sales, in the third quarter of 2005. All three of the Company’s operating segments had higher SG&A expenses in the third quarter of 2006 compared to the third quarter of 2005. This increase was primarily driven by: (i) increased marketing expenses, mainly in the Mobile Devices segment, to support higher net sales and promote brand awareness, and (ii) stock-based compensation expense in connection with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SG&A expenses as a percentage of net sales: (i) increased in the Networks and Enterprise and Mobile Devices segments, and (ii) decreased in the Connected Home Solutions segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures increased 16% to $1.0 billion, or 9.7% of net sales, in the third quarter of 2006, compared to $882 million, or 9.7% of net sales, in the third quarter of 2005. In the third quarter of 2006 compared to the third quarter of 2005, R&D expenditures, both in the aggregate and as a percentage of net sales, increased in the Mobile Devices and Connected Home Solutions segments, but decreased in the Networks and Enterprise segment. This increase in R&D expenditures was primarily due to: (i) developmental engineering expenditures for new product development and investment in next-generation technologies across all segments, and (ii) stock-based compensation expense in connection with the adoption of SFAS 123R.

Other Charges (Income)

The Company recorded charges of $205 million in Other charges (income) in the third quarter of 2006, compared to charges of $48 million in the third quarter of 2005. The charges in the third quarter of 2006 include: (i) an $88 million charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party, (ii) $59 million of net reorganization of business charges, (iii) $33 million from acquisition-related in-process research and development charges (“IPR&D”), and (iv) a $25 million legal reserve. The net charge of $48 million in the third quarter of 2005 consisted of $55 million of net reorganization of business charges, offset by $7 million in income from the reversal of financing receivable reserves due to partial collection of a previously-uncollectible Telsim receivable. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income (Expense)

Net interest income was $90 million in the third quarter of 2006, compared to net interest income of $20 million in the third quarter of 2005. Net interest income in the third quarter of 2006 included interest income of $171 million, partially offset by interest expense of $81 million. Net interest income in the third quarter of 2005 included interest income of $108 million, partially offset by interest expense of $88 million. The increase in net interest income is primarily attributed to an increase in interest income due to higher average cash, cash equivalents and Sigma Funds balances earning interest at higher rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $10 million in the third quarter of 2006, compared to $1.3 billion in the third quarter of 2005. In the third quarter of 2006, the net gains reflect several small gains from a number of investments. In the third quarter of 2005, the net gains were primarily related to a $1.3 billion gain recognized in connection with the completion of the merger between Sprint Corporation (“Sprint”) and Nextel Communications, Inc. (“Nextel”) .

Other

Income classified as Other, as presented in Other income (expense), was $87 million in the third quarter of 2006, compared to net expenses of $106 million in the third quarter of 2005. The income in the third quarter of 2006 was primarily comprised of: (i) a $93 million gain due to an increase in market value of a zero-cost collar derivative entered into to protect the value of the Company’s investment in Sprint Nextel Corporation, and (ii) $3 million of foreign currency gains, partially offset by $4 million of investment impairment charges. The net expense in the third quarter of 2005 was primarily comprised of: (i) $137 million of debt retirement costs, relating to the Company’s repurchase of an aggregate principal amount of $1 billion of long-term debt through cash tender offers during the quarter, (ii) $14 million of foreign currency losses, and (iii) $9 million of investment impairment charges, partially offset by a $58 million gain due to an increase in the market value of variable forward purchase agreements entered into to protect the Company’s investment in Nextel common stock prior to the Sprint Nextel merger.

Effective Tax Rate

The effective tax rate was 37% in the third quarter of 2006, representing a $428 million net tax expense, compared to 23% in the third quarter of 2005, representing a $522 million net tax expense. During the third quarter of 2006, the Company recorded $17 million in net tax benefits, comprised of: (i)  a $30 million incremental tax benefit relating to the contribution of appreciated equity holdings to the Company’s charitable foundation, partially offset by (ii) a $13 million tax expense driven by a mix shift in estimated profits towards higher-tax jurisdictions. Additionally, during the third quarter of 2006, the Company incurred nondeductible IPR&D charges relating to acquisitions and restructuring charges in low tax jurisdictions that caused an increase in the Company’s effective tax rate. The Company’s effective tax rate, excluding both the net tax benefits and the nondeductible IPR&D charges and restructuring charges in low tax jurisdictions, remained 37%.

During the third quarter of 2005, the Company recorded $333 million in net tax benefits relating to: (i) the repatriation of foreign earnings under provisions of the American Jobs Creation Act of 2004, (ii) reassessment of its tax liability on undistributed foreign earnings, and (iii) tax benefits associated with the sale of Clinical Micro Sensors, a subsidiary of the Company. The Company’s tax rate for the third quarter of 2005 excluding the tax adjustments was 38%.

Earnings from Continuing Operations

The Company had earnings from continuing operations before income taxes of $1.2 billion in the third quarter of 2006, compared with earnings from continuing operations before income taxes of $2.3 billion in the third quarter of 2005. After taxes, the Company had earnings from continuing operations of $727 million, or $0.29 per diluted share, in the third quarter of 2006, compared with earnings from continuing operations of $1.7 billion, or $0.68 per diluted share, in the third quarter of 2005.

The decrease in earnings from continuing operations before income taxes in the third quarter of 2006 compared to the third quarter of 2005 is primarily attributed to: (i) a $1.3 billion decrease in gains on the sale of investments and businesses, (ii) a $255 million increase in SG&A expenses, (iii) a $157 million increase in Other charges (income), and (iv) a $145 million increase in R&D expenditures. These negative impacts on operating earnings were partially offset by: (i) a $445 million increase in gross margin, primarily driven by the Mobile Devices segment and aided by the Connected Home Solution segment, (ii) a $193 million increase in income classified as Other, as presented in Other income (expense), and (iii) a $70 million increase in net interest income.

Results of Operations — Nine months ended September 30, 2006 compared to nine months ended October 1, 2005

Net Sales

Net sales were $31.1 billion in the first nine months of 2006, up 23% compared to $25.2 billion in the first nine months of 2005. The increase in net sales includes: (i) a $5.7 billion increase in net sales by the Mobile Devices segment, reflecting a 50% increase in unit shipments, primarily driven by strong demand for GSM handsets, partially offset by an 8% decline in ASP, and (ii) a $179 million increase in net sales by the Connected Home Solutions segment, primarily due to increased demand for HD/DVR set-top boxes, partially offset by a $126 million decrease in net sales by the Networks and Enterprise segment, reflecting lower net sales in North America and Asia, partially offset by higher net sales in EMEA and Latin America.

Gross Margin

Gross margin was $9.7 billion, or 31.1% of net sales, in the first nine months of 2006, compared to $8.3 billion, or 32.8% of net sales, in the first nine months of 2005. This increase in gross margin was primarily driven by the Mobile Devices segment, due to: (i) the 50% increase in unit shipments, (ii) savings from supply chain cost-reduction initiatives, and (iii) increased income from technology and platform licensing, partially offset by an 8% decline in ASP. The Connected Home Solutions segment also achieved higher gross margin in the first nine months of 2006 compared to the first nine months of 2005, primarily due to an increase in net sales. Gross margin decreased in the Networks and Enterprise segment, primarily due to the decline in net sales.

In the first nine months of 2006 compared to the first nine months of 2005, gross margin as a percentage of net sales: (i) decreased in the Networks and Enterprise segment, and (ii) increased in the Connected Home Solutions and Mobile Devices segments. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in the first nine months of 2006 compared to the first nine months of 2005 can be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices segment, which generates lower gross margins than the overall Company average.

Selling, General and Administrative Expenses

SG&A expenses increased 26% to $3.5 billion, or 11.2% of net sales, in the first nine months of 2006, compared to $2.8 billion, or 10.9% of net sales, in the first nine months of 2005. All three of the Company’s operating segments had increased SG&A expenses in the first nine months of 2006 compared to the first nine months of 2005. This increase in SG&A expenses was primarily driven by: (i) increased marketing expenses, mainly in the Mobile Devices segment, to support higher net sales and promote brand awareness, and (ii) stock-based compensation expense in connection with the adoption of SFAS 123R. SG&A expenses as a percentage of net sales increased in the Networks and Enterprise and Mobile Devices segments, but decreased in the Connected Home Solutions segment.

Research and Development Expenditures

R&D expenditures increased 16% to $3.0 billion, or 9.6% of net sales, in the first nine months of 2006, compared to $2.6 billion, or 10.2% of net sales, in the first nine months of 2005. All three of the Company’s operating segments had increased R&D expenditures in the first nine months of 2006 compared to the first nine months of 2005. This increase was primarily due to: (i) developmental engineering expenditures for new product development and investment in next-generation technologies across all segments, and (ii) stock-based compensation expense in connection with the adoption of SFAS 123R. R&D expenditures as a percentage of net sales decreased in the Mobile Devices segment, but increased in the Networks and Enterprise and Connected Home Solution segments.

Other Charges (Income)

The Company recorded income of $139 million in Other charges (income) in the first nine months of 2006, compared to charges of $49 million in the first nine months of 2005. The income in the first nine months of 2006 includes $410 million of income for a payment relating to the Telsim settlement, partially offset by: (i) $125 million of net reorganization of business charges, (ii) an $88 million charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party, (ii) $33 million from acquisition-related in-process research and development charges, and (iii) a $25 million legal reserve. The net charges of $49 million in the first nine months of 2005 primarily consisted of $58 million of net reorganization of business charges, partially offset by $11 million in income from the reversal of financing receivable reserves due to the partial collection of a previously-uncollected Telsim receivable. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income (Expense)

Net interest income was $227 million in the first nine months of 2006, compared to net interest income of $16 million in the first nine months of 2005. Net interest income in the first nine months of 2006 included interest income of $477 million, partially offset by interest expense of $250 million. Net interest income in the first nine months of 2005 included interest income of $268 million, partially offset by interest expense of $252 million. The increase in net interest income is primarily attributed to an increase in interest income due to higher average cash, cash equivalents and Sigma Funds balances earning interest at higher rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $166 million in the first nine months of 2006, compared to $1.9 billion in the first nine months of 2005. In the first nine months of 2006, the net gains primarily reflected a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation. In the first nine months of 2005, the net gains were primarily related to: (i) a $1.3 billion net gain recognized in connection with the completion of the merger between Sprint and Nextel, and (ii) a $609 million gain on the sale of a portion of the Company’s shares of Nextel during the first half of 2005.

Other

Income classified as Other, as presented in Other income (expense), was $194 million in the first nine months of 2006, compared to net expense of $94 million in the first nine months of 2005. The income in the first nine months of 2006 was primarily comprised of: (i) a $165 million gain due to an increase in market value of a zero-cost collar derivative entered into to protect the value of the Company’s investment in Sprint Nextel Corporation, and (ii) $39 million of foreign currency gains, partially offset by $22 million of investment impairment charges. The net expense in the first nine months of 2005 was primarily comprised of: (i) $137 million of debt retirement costs, relating to the Company’s repurchase of an aggregate principal amount of $1 billion of long-term debt through cash tender offers, (ii) $21 million in investment impairment charges, and (iii) $19 million of foreign currency losses, partially offset by: (i) a $58 million gain due to an increase in the market value of variable forward instruments entered into to protect the Company’s investment in Nextel Common Stock prior to the Sprint Nextel merger, and (ii) $30 million in income from the repayment of a previously-reserved loan related to Iridium.

Effective Tax Rate

The effective tax rate was 30% in the first nine months of 2006, representing a $1.2 billion net tax expense, compared to 29% in the first nine months of 2005, representing a $1.4 billion net tax expense. During the first nine months of 2006, the Company recorded $269 million in net tax benefits, comprised of: (i) a $30 million incremental tax benefit relating to the contribution of appreciated equity holdings to the Company’s charitable foundation, (ii) a $54 million tax benefit driven by a mix shift in estimated profits towards lower-tax jurisdiction that the Company intends to permanently reinvest, (iii) a $73 million tax benefit for the reduction in deferred tax valuation allowances for its German subsidiary, (iv) $68 million relating to incremental net tax benefits realized in 2006 relating to its 2005 repatriations, and (v) a $44 million tax benefit for favorable settlements reached with foreign tax jurisdictions. Additionally, during the first nine months of 2006, the Company incurred nondeductible IPR&D charges relating to acquisitions and restructuring charges in low tax jurisdictions that caused an increase in the Company’s effective tax rate. The Company’s effective tax rate excluding the net tax benefits, nondeductible IPR&D charges and restructuring charges in low tax jurisdictions, was 37%.

During the first nine months of 2005, the Company recorded a $376 million tax benefit relating to the repatriation of foreign earnings under provisions of the American Jobs Creation Act of 2004, reassessment of its tax liability on undistributed foreign earnings, tax benefits associated with the sale of Clinical Micro Sensors, a subsidiary of the Company, and tax benefits for the approval of a favorable tax rate reduction in China for 2004. The Company’s tax rate for the first nine months of 2005 excluding the tax adjustments was 37%.

Earnings from Continuing Operations

The Company had earnings from continuing operations before income taxes of $3.9 billion in the first nine months of 2006, compared with earnings from continuing operations before income taxes of $4.7 billion in the first nine months of 2005. After taxes, the Company had earnings from continuing operations of $2.7 billion, or $1.09 per diluted share, in the first nine months of 2006, compared with earnings from continuing operations of $3.3 billion, or $1.33 per diluted share, in the first nine months of 2005.

The decrease in earnings from continuing operations before income taxes in the first nine months of 2006 compared to the first nine months of 2005 is primarily attributed to: (i) a $1.7 billion decrease in gains on the sale of investments and businesses, (ii) a $713 million increase in SG&A expenses, and (iii) a $422 million increase in R&D expenditures. These negative impacts on operating earnings were partially offset by: (i) a $1.4 billion increase in gross margin, primarily due to the $5.9 billion increase in net sales, (ii) a $288 million increase in income classified as Other, as presented in Other income (expense), (iii) a $211 million increase in net interest income, and (iv) a $188 million improvement in Other charges (income).

Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer to eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and, therefore, such benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 112, Accounting for Postemployment Benefits (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the

Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

The Company expects to realize cost-saving benefits of approximately $29 million during the remaining three months of 2006 from the plans that were initiated during the first nine months of 2006, representing: (i) $13 million of savings in R&D expenditures, (ii) $12 million of savings in SG&A expenses, and (iii) $4 million of savings in Costs of sales. Beyond 2006, the Company expects the reorganization plans initiated during the first nine months of 2006 to provide annualized cost savings of approximately $202 million, representing: (i) $83 million of savings in R&D expenditures, (ii) $72 million of savings in SG&A expenses, and (iii) $47 million of savings in Costs of sales.

2006 Charges

During the first nine months of 2006, the Company committed to implement various productivity improvement plans aimed principally at: (i) reducing costs in its supply-chain activities, (ii) integrating the former Networks segment and Government and Enterprise Mobility Solutions segment into one organization, the Networks and Enterprise segment, and (iii) reducing other operating expenses, primarily relating to engineering and development costs.

For the three months ended September 30, 2006, the Company recorded net reorganization of business charges of $58 million, including $1 million of reversals in Costs of sales and $59 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $58 million are charges of $50 million for employee separation costs, $8 million for fixed asset impairment charges and $6 million for exit costs, partially offset by $6 million of reversals for accruals no longer needed.

For the nine months ended September 30, 2006, the Company recorded net reorganization of business charges of $166 million, including $41 million of charges in Costs of sales and $125 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $166 million are charges of $166 million for employee separation costs, $14 million for fixed asset impairment charges, and $6 million for exit costs, partially offset by $20 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment for the three months and nine months ended September 30, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Segment	2006	2006

Mobile Devices	$—	$(1)
Networks and Enterprise	51	109
Connected Home Solutions	—	51

	51	159
General Corporate	7	7

	$58	$166

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to September 30, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	September 30,
	2006	Charges	Adjustments	Used	2006

Exit costs — lease terminations	$50	$6	$(6)	$(15)	$35
Employee separation costs	53	166	(14)	(82)	123

	$103	$172	$(20)	$(97)	$158

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 additional charges of $6 million are primarily related to a lease cancellation by the Networks and Enterprise segment. The 2006 adjustments of $6 million represent reversals of accruals no longer needed. The $15 million used in 2006 reflects cash payments. The remaining accrual of $35 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 30, 2006, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The 2006 additional charges of $166 million represent severance costs for approximately an additional 3,700 employees, of which 1,800 were direct employees and 1,900 were indirect employees. The adjustments of $14 million represent reversals of accruals no longer needed.

During the first nine months of 2006, approximately 2,200 employees, of which 1,200 were direct employees and 1,000 were indirect employees, were separated from the Company. The $82 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $123 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 30, 2006, is expected to be paid to approximately 3,100 separated employees.

2005 Charges

For the three months ended October 1, 2005, the Company recorded net reorganization of business charges of $86 million, including $31 million of charges in Costs of sales and $55 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $86 million are charges of $68 million for employee separation costs, $15 million for fixed asset impairment charges and $5 million for exit costs, partially offset by $2 million of reversals for accruals no longer needed.

For the nine months ended October 1, 2005, the Company recorded net reorganization of business charges of $95 million, including $37 million of charges in Costs of sales and $58 million of charges under Other charges (income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $95 million are charges of $85 million for employee separation costs, $15 million for fixed asset impairment charges and $5 million for exit costs, partially offset by $10 million of reversals for reserves no longer needed.

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2005 to October 1, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	October 1,
	2005	Charges	Adjustments	Used	2005

Exit costs — lease terminations	$73	$5	$(5)	$(17)	$56
Employee separation costs	41	85	(10)	(42)	74

	$114	$90	$(15)	$(59)	$130

(1)	Includes translation adjustments.

Exit Costs — Lease Terminations

At January 1, 2005, the Company had an accrual of $73 million for exit costs attributable to lease terminations. The 2005 additional charges of $5 million were primarily related to a lease cancellation by the Networks and Enterprise segment. The 2005 adjustments of $5 million represent $4 million of translation adjustments and $1 million of reversals of accruals no longer needed. The $17 million used in 2005 reflected cash payments. The remaining accrual of $56 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at October 1, 2005.

Employee Separation Costs

At January 1, 2005, the Company had an accrual of $41 million for employee separation costs, representing the severance costs for approximately 400 employees. The 2005 additional charges of $85 million represented additional costs for approximately 2,200 employees. The adjustments of $10 million represented reversals of accruals no longer needed.

During the first nine months of 2005, approximately 1,100 employees were separated from the Company. The $42 million used in 2005 reflected cash payments to these separated employees. The remaining accrual of $74 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at October 1, 2005.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At September 30, 2006, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $3.0 billion, a decrease of $759 million compared to $3.8 billion at December 31, 2005. At September 30, 2006, $470 million of this amount was held in the U.S. and $2.5 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

Operating Activities

In the first nine months of 2006, the Company generated cash flow from operations of $2.8 billion, compared to $2.5 billion generated in the first nine months of 2005. The primary positive contributors to cash flow from operations in the first nine months of 2006 were: (i) earnings (adjusted for non-cash items) of $4.1 billion, and (ii) a $803 million increase in accounts payable and accrued liabilities. These positive contributors to operating cash flow were partially offset by: (i) a $1.5 billion increase in accounts receivable, (ii) $308 million increase in other current assets, (iii) a $272 million increase in inventories, and (iv) a $122 million increase in other assets and liabilities.

Accounts Receivable:  The Company’s net accounts receivable were $7.1 billion at September 30, 2006, compared to $5.6 billion at December 31, 2005. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 61 days at September 30, 2006, compared to 51 days at December 31, 2005 and 54 days at October 1, 2005. The Company’s businesses sell their products in a variety of markets throughout the world. Payment terms can vary by market type and geographic location. Accordingly, the Company’s level of accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made. In addition, as further described under “Sales of Receivables and Loans,” the Company sells receivables to third parties in transactions that qualify as “true sales.” The level of accounts receivable and DSO can be impacted by the volume and timing of the sale of receivables to third parties.

Inventory:  The Company’s net inventory was $2.7 billion at September 30, 2006, compared to $2.4 billion at December 31, 2005. The Company’s inventory turns were 10.6 at September 30, 2006, compared to 11.3 at December 31, 2005 and 11.2 at October 1, 2005. Inventory turns were calculated using an annualized rolling three months of cost of sales method. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Reorganization of Business:  The Company has implemented reorganization of business plans. Cash payments for exit costs and employee separations in connection with these plans were $97 million in the first nine months of 2006, as compared to $59 million in the first nine months of 2005. Of the $158 million reorganization of business accrual at September 30, 2006, $123 million relates to employee separation costs and is expected to be paid in 2006. The remaining $35 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Defined Benefit Plan Contributions:  The Company expects to make cash contributions totaling approximately $275 million to its U.S. pension plans and $119 million to its non-U.S. pension plans during 2006. During the first nine months of 2006, the Company has contributed an aggregate of $205 million and $29 million to its U.S. and non-U.S. pension plans, respectively. The Company also expects to make cash contributions totaling approximately $45 million to its postretirement healthcare fund during 2006. During the first nine months of 2006, the Company has contributed an aggregate of $23 million to its postretirement healthcare fund.

Investing Activities

The most significant components of the Company’s investing activities include: (i) sales of investments and businesses, (ii) strategic acquisitions and investments, (iii) Sigma Funds investments, (iv) capital expenditures, (v) short-term investments, and (vi) sales of property, plant and equipment.

Net cash used for investing activities was $998 million for the first nine months of 2006, compared to net cash used of $1.4 billion in the first nine months of 2005. This $406 million decrease in cash used was primarily due to: (i) a $1.3 billion decrease in net purchases of Sigma Funds investments, (ii) a $74 million increase in proceeds from the sales of investment and businesses, and (iii) a $21 million increase in proceeds received from the disposition of property, plant and equipment, partially offset by: (i) an $882 million increase in cash used for acquisition and investments, (ii) a $76 million increase in net purchases of short-term investments, and (iii) a $4 million increase in capital expenditures.

Sales of Investments and Businesses:  The Company received $1.2 billion in proceeds from the sales of investments and businesses in the first nine months of 2006, compared to proceeds of $1.1 billion in the first nine months of 2005. The $1.2 billion in proceeds in the first nine months of 2006 were primarily comprised of: (i) $919 million in proceeds from the sale of substantially all of the automotive business, and (ii) $175 million from the sale of the Company’s remaining shares in Telus Corporation. The $1.1 billion in proceeds in the first nine months of 2005 were primarily comprised of: (i) $679 million from the sale of a portion of the Company’s remaining shares in Nextel Communications, Inc. (“Nextel”), (ii) $205 million from the sale of a portion of the Company’s remaining shares in Semiconductor Manufacturing International Corporation, and (iii) $96 million received in connection with the merger of Sprint Corporation and Nextel.

Strategic Acquisitions and Investments:  The Company used cash for acquisitions and new investment activities of $1.0 billion in the first nine months of 2006, compared to cash used of $140 million in the first nine months of 2005. The largest component of the $1.0 billion in cash used during the first nine months of 2006 was: (i) $300 million for an equity investment in Clearwire, Inc., (ii) $193 million for the acquisition of TTP Communications plc by the Mobile Devices segment, (iii) $181 million for the acquisition of Broadbus Technologies, Inc. by the Connected Home Solutions segment, (iv) $108 million for the acquisition of Kreatel Communications AB by the Connected Home Solutions segment, (v) the acquisition of Orthogon Systems by the Networks and Enterprise segment, and (vi) the acquisition of NextNet Wireless, Inc. by the Networks and Enterprise segment. The largest components of the $140 million in cash used during the first nine months of 2005 were: (i) the acquisition of Sendo by the Mobile Devices segment, (ii) the acquisition of Ucentric Systems, Inc. by the Connected Home Solutions segment, and (iii) funding of joint ventures formed by Motorola and Comcast that focus on developing the next generation of conditional access technologies.

Sigma Funds:  The Company and its wholly-owned subsidiaries invest most of their excess cash in two funds (the “Sigma Funds”), which are funds similar to a money market fund. The Company used $749 million in net cash for purchases of Sigma Funds investments in the first nine months of 2006, compared to $2.0 billion in net cash used for purchases of Sigma Funds investments in the first nine months of 2005. The Sigma Funds balance was $11.6 billion at September 30, 2006, compared to $10.9 billion at December 31, 2005. At September 30, 2006, $8.1 billion of the Sigma Funds investments were held in the U.S. and $3.5 billion were held by the Company or its subsidiaries in other countries.

The Sigma Funds portfolios are managed by five major outside investment management firms and include investments in high quality (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the funds must be 120 days or less with the actual average maturity of the investments being 59 days and 74 days at September 30, 2006 and December 31, 2005, respectively. Certain investments with maturities beyond one year have been classified as short-term based on their highly-liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

Capital Expenditures:  Capital expenditures in the first nine months of 2006 were $390 million, compared to $386 million in the first nine months of 2005. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Short-Term Investments:  At September 30, 2006, the Company had $211 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $144 million of short-term investments at December 31, 2005.

Available-For-Sale Securities:  In addition to available cash and cash equivalents, Sigma Fund investments and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At September 30, 2006, the Company’s available-for-sale securities portfolio had an approximate fair market value of $735 million, which represented a cost basis of $894 million and a net unrealized loss of $159 million. At December 31, 2005, the Company’s available-for-sale securities portfolio had an approximate fair market value of $1.2 billion, which represented a cost basis of $1.1 billion and a net unrealized gain of $157 million.

Sprint Nextel Investment:  During the first quarter of 2006, the Company entered into a zero-cost collar derivative (the “Sprint Nextel Derivative”) to protect itself economically against price fluctuations in its 37.6 million shares of Sprint Nextel Corporation (“Sprint Nextel”) non-voting common stock. During the second quarter of 2006, as a result of Sprint Nextel’s spin-off of Embarq Corporation through a dividend to Sprint Nextel shareholders, the Company received approximately 1.9 million shares of Embarq Corporation. The floor and ceiling prices of the Sprint Nextel Derivative were adjusted accordingly. If the Sprint Nextel shares and the Sprint Nextel Derivative, as adjusted, are held to the Sprint Nextel Derivative’s maturity, the Company would receive cumulative proceeds of no less than $853 million and no more than $1.1 billion from the sale of its 37.6 million Sprint Nextel shares and the settlement of the Sprint Nextel Derivative. The Sprint Nextel Derivative was not designated as a hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, to reflect the change in fair value of the Sprint Nextel Derivative, the Company recorded income of $93 million and $165 million for the three months and nine months ended September 30, 2006, respectively, both included in Other income (expense) in the Company’s condensed consolidated statements of operations.

Financing Activities

The most significant components of the Company’s financing activities are: (i) the purchase of the Company’s common stock under its share repurchase program, (ii) the issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan, (iii) the payment of dividends, (iv) excess tax benefits from stock-based compensation, (v) net proceeds from commercial paper and short-term borrowings, (vi) distributions to discontinued operations, and (vii) repayment of debt.

Net cash used for financing activities was $2.6 billion in the first nine months of 2006, compared to net cash used for financing activities of $1.0 billion in the first nine months of 2005. Cash used for financing activities in the first nine months of 2006 was primarily: (i) $3.1 billion of cash used for the purchase of the Company’s common stock under the share repurchase program, (ii) $322 million of cash used to pay dividends, and (iii) $34 million paid to discontinued operations for interim funding requirements associated with the automotive business prior to the sale, partially offset by proceeds of: (i) $715 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, (ii) $149 million in excess tax benefits from stock-based compensation, and (iii) $63 million in cash received from the issuance of commercial paper and short-term borrowings.

Cash used for financing activities in the first nine months of 2005 was primarily attributable to: (i) $1.1 billion of cash used to repay debt, (ii) $517 million of cash used for the purchase of the Company’s common stock under the share repurchase program, and (iii) $294 million of cash used to pay dividends, partially offset by proceeds of $839 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

Short-term Debt:  At September 30, 2006, the Company’s outstanding notes payable and current portion of long-term debt was $508 million, compared to $448 million at December 31, 2005. Net cash received for the issuance of commercial paper and short-term borrowings was $63 million in the first nine months of 2006, compared to net cash received of $25 million in the first nine months of 2005. At both September 30, 2006 and December 31, 2005, the Company had outstanding commercial paper of $300 million. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2006.

Long-term Debt:  At both September 30, 2006 and December 31, 2005, the Company had outstanding long-term debt of $3.8 billion. Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The Company has $1.3 billion of debt, including current maturities, that is scheduled to mature in 2007.

Many of the factors that affect the Company’s ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, in particular the telecommunications industry, are outside of the Company’s control. There can be no assurances that the Company will continue to have access to the capital markets on favorable terms.

Stock Repurchase Program:  In May 2005, the Company announced that its Board of Directors authorized the Company to purchase up to $4 billion of its outstanding common stock over a 36-month period ending in May 2008, subject to market conditions (the “2005 Stock Repurchase Program”). In July 2006, the Company entered into an accelerated stock buyback agreement to repurchase approximately $1.2 billion of its outstanding common stock (the “ASB”). During the quarter, the Company received a total of 49.2 million shares under the ASB, representing the minimum number of shares to be received under the ASB. On October 31, 2006, the Company received an additional 1.3 million shares as the final adjustment under the ASB. The total shares purchased under the ASB were 50.5 million shares.

During the third quarter of 2006, the Company paid an aggregate of $1.5 billion, including transaction costs, to repurchase 62 million shares (including shares received under the ASB during the quarter) at an average price of $23.61 per share. During the first nine months of 2006, the Company has paid $3.1 billion, including transaction costs, to repurchase 138 million shares at an average price of $22.58 per share. From the inception of the 2005 Stock Repurchase Program in May 2005 through the end of the third quarter of 2006, the Company has paid a total of $4.0 billion, including transaction costs, to repurchase 180 million shares at an average price of $22.20 per share. All repurchased shares have been retired. Repurchases under the ASB, together with all repurchases made prior to the date thereof, completed the repurchases authorized under the 2005 Stock Repurchase Program.

On July 24, 2006, the Company announced that its Board of Directors has authorized the Company to repurchase up to an additional $4.5 billion of its outstanding shares of common stock over a 36-month period ending on July 21, 2009, subject to market conditions (the “2006 Stock Repurchase Program”). Through the end of the third quarter, no shares have been repurchased under the 2006 Stock Repurchase Program.

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

	Long-Term Debt		Commercial
Name of Rating Agency	Rating	Outlook	Paper	Date of Last Action

Moody’s	Baa1	positive	P-2	October 25, 2006 (upgrade)
Fitch	A−	stable	F-1	July 19, 2006 (upgrade)
S&P	A−	stable	A-1	June 26, 2006 (upgrade)

In October 2006, Moody’s upgraded the Company’s long-term debt rating to “Baa1” with a positive outlook from “Baa2” with a stable outlook. Moody’s also affirmed the Company’s “P-2” short-term debt rating. In July 2006, Fitch upgraded the Company’s long-term debt rating to “A−”with a stable outlook from “BBB+” with a positive outlook. Fitch also upgraded the Company’s short-term debt rating to “F-1” from “F-2”. There were no other changes in the Company’s debt ratings during the third quarter of 2006.

The Company’s debt ratings are considered “investment grade.” If the Company’s senior long-term debt were rated lower than “BBB−” by S&P or Fitch or “Baa3” by Moody’s (which would be a decline of three levels from current Moody’s ratings), the Company’s long-term debt would no longer be considered “investment grade.” If this were to occur, the terms on which the Company could borrow money would become more onerous. The Company would also have to pay higher fees related to its domestic revolving credit facility. The Company has never borrowed under its domestic revolving credit facilities.

The Company continues to have access to the commercial paper and long-term debt markets. The Company has maintained commercial paper balances of between $300 million and $500 million for the past four years.

As further described under “Customer Financing Arrangements” below, for many years the Company has utilized a number of receivables programs to sell a broadly-diversified group of short-term receivables to third parties. Certain of the short-term receivables are sold to a multi-seller commercial paper conduit. During the third quarter of 2006, the aggregate value of short-term receivables allowed to be outstanding with the conduit at any time was increased to $500 million from $400 million. The obligations of the conduit to continue to purchase receivables under this short-term receivables program could be terminated if the Company’s long-term debt was rated lower than “BB+” by S&P or “Ba1” by Moody’s (which would be a decline of four levels from the current Moody’s rating). If this short-term receivables program were terminated, the Company would no longer be able to sell its short-term receivables to the conduit in this manner, but it would not have to repurchase previously-sold receivables.

Credit Facilities

At September 30, 2006, the Company’s total domestic and non-U.S. credit facilities totaled $3.1 billion, of which $177 million was considered utilized. These facilities are principally comprised of: (i) a $1.0 billion three-year revolving domestic credit facility maturing in May 2007 (the “3-Year Credit Facility”) which is not utilized, and (ii) $2.1 billion of non-U.S. credit facilities (of which $177 million was considered utilized at September 30, 2006). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Funds balances and other sources of liquidity, are generally available to support outstanding commercial paper, which was $300 million at September 30, 2006.

In order to borrow funds under the 3-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 3-Year Credit Facility include covenants relating to net interest coverage and total debt-to-book capitalization ratios. The Company was in compliance with the terms of the 3-Year Credit Facility at September 30, 2006. The Company has

never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.

Customer Financing Commitments and Guarantees

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. Financing may include all or a portion of the purchase price of the equipment as well as working capital. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $358 million at September 30, 2006, compared to $689 million at December 31, 2005. Of these amounts, $204 million was supported by letters of credit or by bank commitments to purchase receivables at September 30, 2006, compared to $594 million at December 31, 2005.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $129 million and $140 million at September 30, 2006 and December 31, 2005, respectively (including $19 million and $66 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $88 million and $79 million at September 30, 2006 and December 31, 2005, respectively (including $13 million and $42 million, respectively, relating to the sale of short-term receivables).

Customer Financing Arrangements

Outstanding Finance Receivables:  The Company had net finance receivables of $215 million at September 30, 2006, compared to $260 million at December 31, 2005 (net of allowances for losses of $7 million at September 30, 2006 and $12 million at December 31, 2005). These finance receivables are generally interest bearing, with rates ranging from 4% to 13%. Interest income recognized on finance receivables was $2 million for both the three months ended September 30, 2006 and October 1, 2005 and $6 million for both the nine months ended September 30, 2006 and October 1, 2005.

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

In the aggregate, at September 30, 2006, these committed facilities provided for up to $1.4 billion to be outstanding with the third parties at any time, as compared to up to $1.1 billion provided at December 31, 2005. As of September 30, 2006, $890 million of these committed facilities were utilized, compared to $585 million utilized at December 31, 2005. Certain events could cause one or more of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables sold by the Company were $1.8 billion and $4.6 billion for the three months and nine months ended September 30, 2006, respectively (including $1.7 billion and $4.4 billion, respectively, of short-term receivables), compared to $1.0 billion and $2.9 billion sold for the three months and nine months ended October 1, 2005, respectively (including $918 million and $2.7 billion, respectively, of short-term receivables). As of September 30, 2006, there were $1.2 billion of these sold receivables outstanding for which the Company retained servicing obligations (including $967 million of short-term receivables), compared to $1.0 billion outstanding at December 31, 2005 (including $838 million of short-term receivables).

Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $19 million and $66 million at September 30, 2006 and December 31, 2005, respectively. Reserves of $4 million were recorded for potential losses on sold receivables at both September 30, 2006 and December 31, 2005.

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

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three months and nine months ended September 30, 2006 and October 1, 2005 as detailed in Note 9, “Segment Information,” of the Company’s condensed consolidated financial statements.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. For the third quarters of 2006 and 2005, the segment’s net sales represented 66% and 62% of the Company’s consolidated net sales, respectively. For the first nine months of 2006 and 2005, the segment’s net sales represented 66% and 59% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Segment net sales	$7,034	$5,604	26%	$20,577	$14,921	38%
Operating earnings	819	593	38%	2,317	1,524	52%

Three months ended September 30, 2006 compared to three months ended October 1, 2005

In the third quarter of 2006, the segment’s net sales increased 26% to $7.0 billion, compared to $5.6 billion in the third quarter of 2005. The increase in net sales was driven by: (i) a 39% increase in unit shipments, primarily driven by strong demand for GSM handsets and reflecting consumers’ desire for the segment’s compelling products that combine innovative style and leading technology, and (ii) increased revenue from technology and platform licensing. The increase in unit shipments was partially offset by a 12% decrease in average selling price (“ASP”). On a product technology basis, net sales of products for GSM and CDMA technologies increased and net sales of products for iDEN and UMTS technologies decreased. On a geographic basis, net sales increased in North Asia, High Growth (defined as countries in the Middle East, Africa, Southeast Asia and India), Latin America and North America, and decreased in Europe.

The segment’s operating earnings increased to $819 million in the third quarter of 2006, compared to operating earnings of $593 million in the third quarter of 2005. The 38% increase in operating earnings was primarily due to an increase in gross margin, driven by: (i) increased savings from supply chain cost-reduction initiatives, (ii) the 39% increase in unit shipments, and (iii) increased income from technology and platform licensing, partially offset by: (i) the 12% decline in ASP, and (ii) an unfavorable shift in product mix. The increase in gross margin was partially offset by: (i) an increase in selling, general and administrative (“SG&A”) expenses, primarily driven by an increase in marketing expenses to support higher net sales and promote brand awareness, (ii) an increase in research and development (“R&D”) expenditures, as a result of an increase in developmental engineering for new products and software, as well as ongoing investment in next-generation technologies, and (iii) a $16 million charge for acquisition-related in-process research and development. The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth. As a percentage of net sales, both R&D expenditures and SG&A expenses increased as compared to the third quarter of 2005.

Unit shipments in the third quarter of 2006 increased 39% to 53.7 million units, compared to 38.7 million units in the third quarter of 2005. Due to the segment’s increase in unit shipments outpacing the overall market growth, the segment believes that it expanded its global handset market share to an estimated 22.4% in the third quarter of 2006, an increase of 3.8 percentage points versus the third quarter of 2005 and 0.3 percentage points versus the second quarter of 2006.

In the third quarter of 2006, ASP decreased approximately 12% compared to the third quarter of 2005 and by approximately 10% sequentially from the second quarter of 2006. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

During the third quarter of 2006, the segment completed the acquisition of TTP Communications plc (“TTPCom”). TTPCom develops intellectual property used in the design and manufacture of wireless communication terminals and has established a leading position providing protocol stack software that offers rapid customization of handsets through its AJAR applications framework.

Nine months ended September 30, 2006 compared to nine months ended October 1, 2005

In the first nine months of 2006, the segment’s net sales increased 38% to $20.6 billion, compared to $14.9 billion in the first nine months of 2005. The increase in net sales was driven by a 50% increase in unit shipments, primarily driven by strong demand for GSM handsets and reflecting consumers’ desire for the segment’s compelling products that combine innovative style and leading technology, partially offset by an 8% decrease in ASP. On a product technology basis, net sales of products for GSM, CDMA and UMTS technologies increased and net sales of products for iDEN technology decreased. On a geographic basis, net sales increased in High Growth, North Asia, North America and Latin America, and decreased in Europe.

The segment’s operating earnings increased to $2.3 billion in the first nine months of 2006, compared to operating earnings of $1.5 billion in the first nine months of 2005. The 52% increase in operating earnings was primarily due to an increase in gross margin, driven primarily by: (i) the 50% increase in unit shipments, (ii) savings from supply chain cost-reduction initiatives, and (iii) increased income from technology and platform licensing, partially offset by the 8% decline in ASP. The increase in gross margin was partially offset by: (i) an increase in

SG&A expenses, primarily driven by an increase in marketing expenses to support higher net sales and promote brand awareness, and (ii) an increase in R&D expenditures, as a result of an increase in developmental engineering for new product development and software, as well as ongoing investment in next-generation technologies. As a percentage of net sales, SG&A expenses increased and R&D expenditures decreased as compared to the first nine months of 2005.

Networks and Enterprise Segment

The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) analog and digital two-way radio, voice and data communications products and systems, as well as wireless broadband systems, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market), and (ii) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market). For the third quarters of 2006 and 2005, the segment’s net sales represented 26% and 31% of the Company’s consolidated net sales, respectively. For the first nine months of 2006 and 2005, the segment’s net sales represented 26% and 33% of the Company’s consolidated net sales, respectively.

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Segment net sales	$2,779	$2,766	0%	$8,202	$8,328	(2)%
Operating earnings	378	465	(19)%	1,063	1,374	(23)%

Three months ended September 30, 2006 compared to three months ended October 1, 2005

Net sales were $2.8 billion in the third quarters of both 2005 and 2006. The slight increase in net sales was primarily driven by higher net sales in North America and Latin America, partially offset by lower net sales in the Europe, Middle East and Africa region (“EMEA”) and Asia. Net sales to the private networks market increased in all regions, driven by increased worldwide demand for enhanced mission critical communications. In the public networks market, net sales: (i) decreased in EMEA, due to lower demand for GSM infrastructure equipment, (ii) decreased in Asia, reflecting lower demand for GSM infrastructure equipment due, in part, to delays in the granting of 3G licenses in China that have led service providers to slow their near-term capital investment, and (iii) increased in North America, primarily due to increased demand for cellular infrastructure equipment and related services.

The segment reported operating earnings of $378 million in the third quarter of 2006, compared to operating earnings of $465 million in the third quarter of 2005. The 19% decrease in operating earnings was primarily due to: (i) a decrease in gross margin, reflecting an unfavorable product/regional mix and pricing pressure in the public networks market, and (ii) an increase in reorganization of business charges, primarily relating to employee severance costs, partially offset by a decrease in R&D expenditures. The segment’s gross margin percentages differ among its services, software and equipment products. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period. As a percentage of net sales, SG&A expenses increased and R&D expenditures decreased as compared to the third quarter of 2005.

On September 19, 2006, the Company announced its intention to acquire Symbol Technologies, Inc., a leading provider of portable bar code scanners and customized handheld computers.

Nine months ended September 30, 2006 compared to nine months ended October 1, 2005

In the first nine months of 2006, the segment’s net sales decreased 2% to $8.2 billion, compared to $8.3 billion in the first nine months of 2005. The 2% decrease in net sales was primarily driven by lower net sales in North America and Asia, partially offset by higher net sales in EMEA and Latin America. Net sales to the public networks market: (i) decreased in Asia, due, in part, to delays in the granting of 3G licenses in China that have led service providers to slow their near-term capital investment, (ii) decreased in North America, primarily due to customer expenditures returning to historic trends compared to an exceptionally strong first nine months of 2005, and (iii) increased in EMEA, primarily due to increased demand for cellular infrastructure equipment and related services. In the private networks market, net sales were up in all regions, driven by increased demand for enhanced mission critical communications systems.

The segment reported operating earnings of $1.1 billion in the first nine months of 2006, compared to operating earnings of $1.4 billion in the first nine months of 2005. The 23% decrease in operating earnings was primarily due to: (i) a decrease in gross margin, primarily related to a decline in net sales, due to a highly favorable product/regional mix of sales in the first nine months of 2005, (ii) an increase in reorganization of business charges, primarily related to employee severance, and (iii) an increase in R&D expenditures, driven by increased investment in next-generation technologies across the segment. As a percentage of net sales, both R&D expenditures and SG&A expenses increased as compared to the first nine months of 2005.

Connected Home Solutions Segment

The Connected Home Solutions segment designs, manufactures and sells a wide variety of broadband products, including: (i) set-top boxes for cable television, Internet Protocol (“IP”) video and broadcast networks (“digital entertainment set-top devices”) and digital systems, (ii) high speed data products, including cable modems and cable modem termination systems, and IP-based telephony products, (iii) hybrid fiber coaxial network transmission systems used by cable television operators, (iv) digital satellite program distribution systems, (v) direct-to-home satellite networks and private networks for business communications, (vi) advanced video communications products, and (vii) fiber-to-the-premise and fiber-to-the-node transmission systems supporting high-speed data, video and voice. For the third quarters of both 2006 and 2005, the segment’s net sales represented 8% of the Company’s consolidated net sales, respectively. For the first nine months of 2006 and 2005, the segment’s net sales represented 8% and 9% of the Company’s consolidated net sales, respectively.

	Three Months			Nine Months
	Ended			Ended
	September 30,	October 1,		September 30,	October 1,
(Dollars in millions)	2006	2005	% Change	2006	2005	% Change

Segment net sales	$812	$743	9%	$2,347	$2,168	8%
Operating earnings	21	39	(46)%	66	81	(19)%

Three months ended September 30, 2006 compared to three months ended October 1, 2005

In the third quarter of 2006, the segment’s net sales increased 9% to $812 million, compared to $743 million in the third quarter of 2005. The increase in net sales was primarily driven by increased demand for HD/DVR set-top boxes. Net sales increased in North America, Latin America and the Europe, Middle East and Africa region (“EMEA”), but decreased in Asia. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 84% of the segment’s total net sales in the third quarter of 2006, compared to 80% in the third quarter of 2005.

The segment reported operating earnings of $21 million in the third quarter of 2006, compared to operating earnings of $39 million in the third quarter of 2005. The 46% decrease in operating earnings was primarily due to: (i) an increase in Other charges (income) for an acquisition-related in-process research and development and a legal reserve, and (ii) an increase in R&D expenditures, primarily related to developmental engineering expenditures, partially offset by an increase in gross margin, driven primarily by a 9% increase in net sales. As a percentage of net sales, R&D expenditures increased while SG&A expenses decreased.

In the third quarter of 2006, net sales of digital entertainment set-top devices increased 25%, compared to the third quarter of 2005. Unit shipments of digital entertainment set-top devices increased by 54% to 2.4 million, while ASPs decreased due to a product mix shift toward all-digital set-top boxes. The increase in unit shipments was primarily due to increased demand for the HD/DVR set-top boxes. The segment continued to be the worldwide leader in market share for digital cable set-top boxes.

In the third quarter of 2006, net sales of cable modems decreased 8%, compared to the third quarter of 2005. The decrease in net sales was due to lower demand for data modems, partially offset by increased demand for voice-enable modems. Despite the decrease, the segment retained its leading worldwide market share in cable modems.

During the third quarter of 2006, the segment completed the acquisitions of: (i) Broadbus Technologies, Inc., a provider of technology solutions for television on demand, and (ii) Vertasent LLC, a software developer for managing technology elements for switched digital video networks.

Nine months ended September 30, 2006 compared to nine months ended October 1, 2005

In the first nine months of 2006, the segment’s net sales increased 8% to $2.3 billion, compared to $2.2 billion in the first nine months of 2005. The increase in overall net sales was primarily driven by increased demand for HD/DVR set-top boxes. Net sales increased in North America, Latin America and EMEA, but decreased in Asia. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 83% of the segment’s total net sales in the first nine months of 2006, compared to 84% in the first nine months of 2005.

The segment reported operating earnings of $66 million in the first nine months of 2006, compared to operating earnings of $81 million in the first nine months of 2005. The 19% decrease in operating earnings was primarily due to an increase in Other charges (income) from: (i) an acquisition-related in-process research and development, (ii) a legal reserve, and (iii) an increase in reorganization of business charges, primarily relating to employee severance. Also contributing to the decrease in operating earnings was an increase in R&D expenditures, primarily related to developmental engineering expenditures. These negative impacts were partially offset by an increase in gross margin, driven primarily by the 8% increase in net sales. As a percentage of net sales, R&D expenditures increased while SG&A expenses decreased.

In the first nine months of 2006, net sales of digital entertainment set-top devices increased 17%, compared to the first nine months of 2005. Unit shipments of digital entertainment set-top devices increased by 38% to 6.9 million, while ASPs decreased due to a product mix shift toward all-digital set-top boxes. The increase in unit shipments was primarily due to increased demand for the HD/DVR set-top boxes.

In the first nine months of 2006, net sales of cable modems increased 14%, compared to the first nine months of 2005. The increase in net sales reflects increased demand for voice-enabled modems.

In February 2006, the segment completed the acquisition of Kreatel Communications AB, a leading developer of innovative IP-based digital set-top boxes and software.

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

In the third quarter of 2006, there has been no change in the above critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). This standard amends the guidance in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when there is either: (i) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or (iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for those fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning January 1, 2007. The Company is currently evaluating this interpretation to determine if it will have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 will be effective for the year ending December 31, 2006. The cumulative effect of the initial application of SAB 108 will be reported in the carrying amounts of assets and liabilities as of the beginning of the fiscal year, with the offsetting balance to retained earnings. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers: (i) recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position, and (iv) disclose additional information in the notes to financial statements. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006, except for the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, which is effective for fiscal years ending after December 15, 2008. Based on the funded status of the Company’s defined benefit pension and postretirement health care benefit plans as of December 31, 2005, the Company would be required to increase its net liabilities for pension and postretirement health care benefits, which would result in an estimated decrease in stockholders’ equity of $482 million, net of taxes. This estimate is based on a number of assumptions. The actual impact of implementing SFAS 158 may vary from this estimate, due to changes in assumptions, including the discount rates in effect at December 31, 2006, the actual rate of return on pension assets for 2006 and the tax effects of the adjustment. The Company is currently assessing the impact of the change in measurement date on the Company’s financial statements but does not believe the adoption of this provision of SFAS 158 will have a material impact on the Company’s financial statements.

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

At September 30, 2006 and December 31, 2005, the Company had net outstanding foreign exchange contracts totaling $2.4 billion and $2.8 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange hedge positions as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
Buy (Sell)	2006	2005

Chinese Renminbi	$(916)	$(728)
Euro	(687)	(1,076)
Brazilian Real	(175)	(348)
Indian Rupee	(125)	(70)
Israeli Shekel	(112)	23

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have high credit ratings, to fail to meet their obligations.

Interest Rate Risk

At September 30, 2006, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $3.9 billion of long-term debt including current maturities, which is primarily priced at long-term, fixed interest rates.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays interest rate swaps that have been entered into as of September 30, 2006:

Date Executed	Notional Amount Hedged	Underlying Debt Instrument
	(In millions)

August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$2,642

The short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 7.13% for the three months ended September 30, 2006. The fair value of all interest rate swaps at September 30, 2006 and December 31, 2005, was $(55) million and $(50) million, respectively. Except for these interest rate swaps, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at September 30, 2006 or December 31, 2005.

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

Investment Derivative

During the first quarter of 2006, the Company entered into a zero-cost collar derivative (the “Sprint Nextel Derivative”) to protect itself economically against price fluctuations in its 37.6 million shares of Sprint Nextel Corporation (“Sprint Nextel”) non-voting common stock. During the second quarter of 2006, as a result of Sprint Nextel’s spin-off of Embarq Corporation through a dividend to Sprint Nextel shareholders, the Company received approximately 1.9 million shares of Embarq Corporation. The floor and ceiling prices of the Sprint Nextel Derivative were adjusted accordingly. If the Sprint Nextel shares and the Sprint Nextel Derivative, as adjusted, are held to the Sprint Nextel Derivative’s maturity, the Company would receive cumulative proceeds of no less than $853 million and no more than $1.1 billion from the sale of its 37.6 million Sprint Nextel shares and the settlement of the Sprint Nextel Derivative. The Sprint Nextel Derivative was not designated as a hedge under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, to reflect the change in fair value of the Sprint Nextel Derivative, the Company recorded income of $93 million and $165 million for the three months and nine months ended September 30, 2006, respectively, both included in Other income (expense) in the Company’s condensed consolidated statements of operations.

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Looking Forward”, about benefits from realigning our businesses, strategic acquisitions and our seamless mobility strategy; (2) “Management’s Discussion and Analysis,” about: (a) the success of our business strategy, (b) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs, (c) the Company’s ability and cost to repatriate funds, (d) the impact of the timing and level of sales and the geographic location of such sales, (e) future cash contributions to pension plans or retiree health benefit plans, (f) outstanding commercial paper balances, (g) the Company’s ability and cost to access the capital markets, (h) the Company’s plans with respect to the level of outstanding debt, (i) expected payments pursuant to commitments under long-term agreements, (j) the outcome of ongoing and future legal proceedings, (k) the completion and impact of pending acquisitions and divestitures, and (l) the impact of recent accounting pronouncements on the Company; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” on pages 19 through 27 of our 2005 Annual Report on Form 10-K, on page 46 of our first quarter 2006 Form 10-Q and on page 50 of our second quarter 2006 Form 10-Q. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Iridium Bankruptcy Court Lawsuit

Motorola was sued by the Statutory Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, and fiduciary duty, and for fraudulent transfers and preferences, and seeks in excess of $4 billion in damages. Trial began on October 23, 2006.

Shareholder Derivative Case — Iridium and Telsim

M&C Partners III v. Galvin, et al. was originally filed January 10, 2002 in the Circuit Court of Cook County, Illinois as a shareholder derivative action against certain current and former members of the Motorola Board of Directors, and Motorola as nominal defendant, alleging breach of fiduciary duty and/or gross mismanagement relating to Iridium. Following the Court’s ruling for defendants on the Iridium-related claims and plaintiff’s July 20, 2006 demand with respect to Telsim-related claims, the Motorola Board of Directors appointed an investigatory committee to investigate those Telsim-related claims.

An unfavorable outcome in one or more of the Iridium-related cases still pending could have a material adverse effect on Motorola’s consolidated financial position, liquidity or results of operations.

Telsim Class Action Securities Litigation

Barry Family LP v. Carl F. Koenemann, was filed against the former chief financial officer of Motorola on December 24, 2002 in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. It has been consolidated with a number of related cases as In re Motorola Securities Litigation and certified as a class action by the United States District Court for the Northern District of Illinois. The case is currently scheduled for trial beginning April 17, 2007.

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and several of its officers and employees in the Illinois District Court on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in Motorola’s 401(k) Profit Sharing Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004 (the “Howell Complaint”). Plaintiff filed an appeal to the dismissal on October 27, 2005. In addition, on October 19, 2005, plaintiff’s counsel filed a motion seeking to add a new lead plaintiff and assert the same claims set forth in the Howell Complaint (the “October 19th Motion”). On August 11, 2006, the court denied the October 19th Motion, finding the second purported plaintiff lacked standing to sue. Plaintiff filed an appeal.

See Part I, Item 3 of the Company’s Form 10-K for the fiscal year ended on December 31, 2005 as well as Part II, Item 1 of the Company’s Form 10-Qs for the fiscal quarters ended April 1, 2006 and July 1, 2006 for additional disclosures regarding pending matters.

Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than discussed in the Company’s 2005 Annual Report on Form 10-K, first quarter and second quarter 2006 Form 10-Qs and in this report with respect to the Iridium cases, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 1A.	Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 19 through 27 of the Company’s 2005 Annual Report on Form 10-K, on page 46 of the Company’s first quarter 2006 Form 10-Q and on page 50 of the Company’s second quarter 2006 Form 10-Q. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d)
			(c)	Maximum Number
			Total Number of	(or Approximate Dollar
	(a)		Shares Purchased	Value) of Shares that
	Total Number	(b)	as Part of Publicly	May Yet be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased(1)(4)	Paid per Share(1)(2)	Programs(3)(4)	Programs(5)(6)

07/02/06 to 07/29/06	62,381,282	$23.61	62,381,282	$4,500,000	(6)
07/30/06 to 08/26/06	27,834	$22.96	0	$4,500,000	(6)
08/27/06 to 09/30/06	19,603	$24.12	0	$4,500,000	(6)

Total	62,428,719	$23.61	62,381,282

(1)	In addition to purchases under the 2005 Stock Repurchase Program (as defined below), included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 35,911 shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees and the surrender of 11,526 shares of Motorola common stock to pay the option exercise price in connection with the exercise of employee stock options.

(2)	Average price paid per share of stock repurchased under the 2005 Stock Repurchase Program is execution price, excluding commissions paid to brokers.

(3)	On May 18, 2005, the Company announced that its Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding shares of common stock over a 36-month period ending on May 31, 2008, subject to market conditions (the “2005 Stock Repurchase Program”). On July 24, 2006, the Company announced that it had entered into an agreement to repurchase approximately $1.2 billion of its outstanding shares of common stock. This repurchase, which is accomplished through an accelerated stock buyback agreement (“ASB”), together with all repurchases made prior to the date thereof, completed the repurchases authorized under the 2005 Stock Repurchase Program. Under the terms of the ASB, the Company paid $1.2 billion and received an initial 37.9 million shares in July followed by an additional 11.3 million shares in August. The 49.2 million shares represent the minimum number of shares to be received under the ASB. On October 31, 2006, the Company received an additional 1.3 million shares as the final adjustment under the ASB. The total shares purchased under the ASB were 50.5 million shares.

(4)	11.3 million shares delivered under the ASB (as defined above) that were delivered in August, but paid for in July, have been reflected as July purchases.

(5)	The Company also announced on July 24, 2006 that its Board of Directors has authorized the Company to repurchase up to an additional $4.5 billion of its outstanding shares of common stock over a 36-month period ending on July 21, 2009, subject to market conditions (the “2006 Stock Repurchase Program”). Through the end of the third quarter, no shares have been purchased under the 2006 Stock Repurchase Program.

(6)	This represents remaining authorized repurchases under the 2006 Stock Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of September 18, 2006, among Motorola, Inc., Motorola GTG Subsidiary I Corp. and Symbol Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on September 25, 2006 (File No. 1-7221)).
*2	.2	Amendment No. 1, dated as of October 30, 2006, to Agreement and Plan of Merger, dated as of September 18, 2006, among Motorola, Inc., Motorola GTG Subsidiary I Corp. and Symbol Technologies, Inc.
*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ STEVEN J. STROBEL
Steven J. Strobel
Senior Vice President and Corporate Controller
(Duly Authorized Officer and Chief Accounting
Officer of the Registrant)

Date: November 2, 2006

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of September 18, 2006, among Motorola, Inc., Motorola GTG Subsidiary I Corp. and Symbol Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on September 25, 2006 (File No. 1-7221)).
*2	.2	Amendment No. 1, dated as of October 30, 2006, to Agreement and Plan of Merger, dated as of September 18, 2006, among Motorola, Inc., Motorola GTG Subsidiary I Corp. and Symbol Technologies, Inc.
*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith