Form 10-K
period 2006-12-31
MOTOROLA INC
filed 2007-02-28
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2006 (the last business day of the Registrant’s most recently completed second quarter) was approximately $49.2 billion (based on closing sale price of $20.15 per share as reported for the New York Stock Exchange-Composite Transactions).
     The number of shares of the registrant’s Common Stock, $3 par value per share, outstanding as of January 31, 2007 was 2,390,406,528.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders, which Proxy Statement will be filed no later than April 30, 2007, are incorporated by reference into Part III.

PART I
       Throughout this 10-K report we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.
      We are making forward-looking statements in this report. In “Item 1A: Risk Factors” we discuss some of the risk factors that could cause actual results to differ materially from those stated in the forward-looking statements.
      “Motorola” (which may be referred to as the “Company,” “we,” “us,” or “our”) means Motorola, Inc. or Motorola, Inc. and its subsidiaries, or one of our segments, as the context requires. “Motorola” is a registered trademark of Motorola, Inc.
Item 1: Business
General
      We build, market and sell products, services and applications that make simple and seamless connections to people, information and entertainment possible through broadband, embedded systems and wireless networks. Our vision is to provide cutting-edge technologies that empower mobile consumers to go anywhere and do anything without sacrificing connectivity. This is seamless mobility.
      Motorola is a market leader in the following businesses:

•	Mobile Devices: We are one of the world’s premier providers of wireless handsets, which transmit and receive voice, text, images, multimedia and other forms of information, communication and entertainment.

•	Networks and Enterprise: We are a leading provider of wireless communications systems and services for government, enterprise and commercial mobile service providers around the world. We deliver high-availability network infrastructure systems to commercial mobile service providers and mission-critical end-to-end wireless communications networks, primarily for the government and public safety markets. Through our recent acquisition of Symbol Technologies, Inc. coupled with our existing enterprise product portfolio, we will deliver leading-edge mobile computing, mobile office and enterprise wireless local access network solutions. We are also an industry leader in the development of next-generation IP wireless broadband mobility technologies, offering an entire suite of end-to-end WiMAX infrastructure and customer premises equipment products. In addition, we offer a family of point-to-point and point-to-multipoint wireless broadband products to serve WiFi and wireless DSL operators.

•	Connected Home: We are a global leader in developing end-to-end broadband systems that deliver entertainment, communication and information systems into the home. We offer consumer products, including digital video, voice-over-IP, and wireless data gateway devices, and service provider products, including video encoding and distribution systems, content protection solutions, data edge routers, optical networking equipment and remote management software solutions.
      Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.
Business Segments
      Motorola reports financial results for the following three operating business segments:
Mobile Devices Segment
      The Mobile Devices segment (“Mobile Devices” or the “segment”) designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In 2006, the segment’s net sales represented 66% of the Company’s consolidated net sales.

Principal Products and Services
      Our wireless subscriber products include wireless handsets with related software and accessory products. We also sell and license our intellectual property. We market our products worldwide to carriers and consumers through direct sales, distributors, dealers, retailers and, in certain markets, through licensees.

Our Industry
      We believe that total industry shipments of wireless handsets (also referred to as industry “sell-in”) increased to approximately 980 million units in 2006, an increase of approximately 20% compared to 2005. Demand from new subscribers was strong in emerging markets, particularly India and China. Replacement sales in highly-penetrated markets were also strong due to generally favorable economic conditions, as well as compelling new handset designs, attractive handset features and the increased roll-out of high-speed data networks, all creating a greater opportunity for personalization. In this environment, we were able to increase our unit shipments faster than the market and we believe we increased our overall market share to approximately 22%.
      Industry forecasters predict that the wireless handset industry will continue to grow over the next several years, although the annual rate of growth is expected to be in the 10% range as opposed to the annual growth in the 20% range the industry has experienced over each of the last four years. Continued growth will be driven by demand from new subscribers in emerging markets and replacement sales from the current subscriber base.

Our Strategy
      The Mobile Devices segment is focused on profitable and sustainable growth while maintaining a strong commitment to quality and an unrelenting focus on technology and innovation. We recognize the role the mobile device plays in digital convergence by breaking down the boundaries between work, home, business, entertainment and leisure. A central theme to Mobile Devices’ strategy is our vision of seamless mobility, which leverages the trends in digital convergence by enabling the consumer to enjoy simple, rich, compelling experiences regardless of environment, device or network.
      We continue to invest in our popular MOTORAZR franchise by refreshing the product line with new designs, cobranding, new features and network extensions. New flagship additions to the franchise were introduced in 2006 with the launch of MOTOKRZR and MOTORIZR Z3, our first quad-band, globally available slider designed for GSM-based networks. The franchise was expanded into 3G technologies with the launch of MOTORAZR V3x which earned “Best 3GSM Handset” at the 2006 3GSM World Congress in February. Further extensions of the franchise into high-speed downlink packet access (“HSDPA”) were accomplished with the launch of MOTORAZR xx and MOTORAZR maxx. We launched the MOTO Q, our first iconic “qwerty”-based device on North America’s largest CDMA EV-DO network. We also introduced the MOTOFONE handset, a value-priced handset that strengthens Motorola’s drive to connect “the next billion” mobile phone users. Across technologies, price tiers and geographies, our objective is to unite “must have” design with “must have” experiences—without compromising quality of design, quality of experience or quality of product performance.
      We play an active role in the development of next-generation technologies and believe a strong intellectual property portfolio is critical to our long-term success. We have a substantial investment in UMTS, WiMAX and HSDPA technologies and chipset designs to ensure that we maintain a favorable strategic position in these emerging technologies. We will continue to identify opportunities to generate licensing revenue from these investments.
      Our approach to providing rich experiences involves both partnerships and in-house initiatives. To deliver compelling experiences to the mobile user in the productivity, imaging and music categories, it is critical to have the right partners. To that end, we have partnered with Google, Kodak, Microsoft, Warner Music, Yahoo! and other leading brands to create simple and unique rich experiences. Additionally, during 2006, the segment completed the acquisition of TTP Communications plc, a developer of intellectual property used in the design and manufacture of wireless communication terminals and a leading provider of protocol stack software that offers rapid customization of handsets through its AJAR applications framework. In early 2007, Motorola completed the acquisition of Good Technology, Inc. to strengthen our enterprise-productivity offering. Good’s end-to-end content delivery platform expands not only our enterprise and prosumer portfolio but also accelerates the development and richness of our multimedia offering
      Delivering advanced services to consumers requires a highly-capable software platform with a large base of development support. In 2006, we continued to invest in our Linux-based platform. Through the formation of the

LiMo (Linux Mobile) Foundation, Motorola along with other mobile industry leaders, pledged to create the world’s first globally adopted open mobile Linux platform. We expect this platform to provide cost advantages to us, flexibility to carriers, and access to the world’s community of application and software developers.

Customers
      Mobile Devices continues to focus on strengthening relationships with our top customers. The segment has several large customers worldwide, the loss of one or more of which could have a material adverse effect on the segment’s business.
      The largest of the segment’s end customers (including sales through distributors) are China Mobile, Verizon, Sprint Nextel, Cingular and T-Mobile. Sales to these five largest customers represented approximately 39% of the segment’s net sales in 2006. In addition to selling directly to carriers and operators, Mobile Devices also sells products through a variety of third-party distributors and retailers, which account for approximately 38% of the segment’s net sales. The largest of these distributors is Brightstar Corporation.
      Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and approximately 65% of our net sales, are outside the U.S. The largest of these international markets are China, Brazil, the United Kingdom, Mexico and Hong Kong. Compared to 2005, the segment experienced sales growth in: High Growth markets (defined as countries in the Middle East, Africa, Southeast Asia and India), North Asia, North America and Latin America. Sales grew as a result of an improved product portfolio, including continued demand worldwide for the MOTORAZR family, continued strong market growth in emerging markets, and high replacement sales in more mature markets.

Competition
      The segment believes it increased its overall market share to approximately 22% in 2006 and remains the second-largest worldwide supplier of wireless handsets. The segment experiences intense competition in worldwide markets from numerous global competitors, including some of the world’s largest companies, such as Nokia, Samsung, Sony Ericsson and LG. The wireless handset industry continues to consolidate and, in 2006, the five largest participants together held an aggregate market share of approximately 86%.
      Our strategy of driving our seamless mobility vision, creating valuable differentiation of our products through design, and providing compelling, rich experiences to consumers and carriers is intended to further enhance our market position. Establishing and expanding a strong position in the fastest-growing segments, such as emerging markets and 3G/UMTS, will be necessary to retain and enhance our competitiveness. We also believe that it is critical to invest in research and development (“R&D”) of cutting-edge technologies and services to remain competitive. In 2006, the segment’s total investment in R&D again increased to support new product development.
      General competitive factors in the market for our products include: design; time-to-market; brand awareness; technology offered; price; product proposition, performance, quality, delivery and warranty; the quality and availability of service; and relationships with key customers.

Payment Terms
      The segment’s customers and distributors buy from us regularly with payment terms that are competitive with current industry practices. These terms vary globally and generally range from cash-with-order to 60 days. Extended payment terms beyond 60 days are provided to customers on a limited basis. Payment terms allow the customer or distributor to purchase products from us on a periodic basis and pay for those products at the end of the agreed term applicable to each purchase. A customer’s outstanding credit at any point in time is limited to a predetermined amount as established by management.

Regulatory Matters
      Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries, and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected if adequate frequencies are not allocated or, alternatively, if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth may also be affected by the cost of the new licenses required to use frequencies and any related frequency relocation costs.
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

Backlog
      The segment’s backlog was $1.4 billion at December 31, 2006, compared to $3.0 billion at December 31, 2005. The 2006 backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2007. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change. The decrease in backlog at December 31, 2006, compared to December 31, 2005, is primarily due to an unusually high level of backlog at December 31, 2005 resulting from strong customer demand for new products during the fourth quarter of 2005, certain of which were unable to be shipped in significant quantities due to supply constraints for select components.

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

Inventory, Raw Materials, Right of Return and Seasonality
      The segment’s practice is to carry reasonable amounts of inventory in manufacturing and distribution centers in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2006, the segment had a higher inventory balance than at the end of 2005. The increase reflects a growth in inventory in the fourth quarter of 2006, primarily due to slower than expected initial customer demand for certain products.
      Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations.
      Energy necessary for the segment’s manufacturing facilities consists primarily of electricity and natural gas, which are currently in generally adequate supply for the segment’s operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices. A substantial increase in worldwide oil prices could have a negative impact on our results of operations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of the aforementioned items or a significant cost increase could affect the segment’s results.
      The segment permits returns under limited circumstances to remain competitive with current industry practices.
      The segment typically experiences higher sales in the fourth calendar quarter and lower sales in the first calendar quarter of each year.

Our Facilities/ Manufacturing
      Our headquarters are located in Libertyville, Illinois. Our other major facilities are located in Plantation, Florida; Flensburg, Germany; Singapore; Beijing and Tianjin, China; Jaguariuna, Brazil; and Basingstoke, England. We also maintain an interest in a joint venture in Hangzhou, China.

      We also use several electronics manufacturing suppliers (“EMS”) and original design manufacturers (“ODM”) to enhance our ability to lower our costs and deliver products that meet consumer demands in the rapidly-changing technological environment. A portion of our handsets are manufactured either completely or substantially by non-affiliated EMS and ODM manufacturers and the percentage of total manufactured unit volume with these manufacturers increased moderately from 2005 to 2006.
      In 2006, our handsets were primarily manufactured in Asia. We expect this to continue in 2007. Our largest manufacturing facilities are located in China, Singapore and Brazil. Each of these facilities serves multiple countries and regions of the world.
Networks and Enterprise Segment
      The Networks and Enterprise segment (the “segment”) designs, manufactures, sells, installs and services: (i) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market), and (ii) analog and digital two-way radio, voice and data communications products and systems, as well as wireless broadband systems, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market). In January 2007, the segment completed the acquisition of Symbol Technologies, Inc. (“Symbol”), a leader in providing products and systems used in end-to-end enterprise mobility solutions. Symbol will become the cornerstone of the segment’s enterprise mobility strategy. In 2006, the segment’s net sales represented 26% of the Company’s consolidated net sales.

Principal Products and Services
      In the public networks market, the segment provides end-to-end cellular networks, including radio base stations, base station controllers, associated software and services, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. The segment also offers a portfolio of products, collectively known as Motorola MOTOwi4, which includes WiMAX, to create mobile Internet Protocol (“IP”) broadband access. These technologies, especially WiMAX, have the potential to make mobile bandwidth more affordable and accessible for mainstream consumer adoption, yet profitable for the segment’s service provider customers. The segment also provides access points, subscriber modules and backhaul modules for wireless broadband systems, as well as advanced telecommunications architecture (“TCA”) and micro TCA communications servers. These products and services are marketed to wireless service providers worldwide through a direct sales force, licensees and agents.
      In the private networks market, the segment primarily designs, manufactures, sells, installs and services two-way radio, voice and data communications products and systems to a wide range of public safety and government customers worldwide.
      The segment also serves the enterprise space by providing business-critical wireless mobility devices, networks and applications that enable an enterprise customer to seamlessly connect its people, assets and information. Enterprise customers include utility, courier, transportation, field services and other companies with disseminated workforces. Offerings include mobile office devices, rugged mobile computing handhelds, private and public business communication networks, enterprise-grade wireless security systems, and end-to-end systems and applications that deliver enterprise mobility. The January 2007 acquisition of Symbol unites the two companies’ industry-leading enterprise products.
      The segment’s products are sold directly through its own distribution force or through independent authorized distributors and dealers, service operators and independent commission sales representatives. The segment’s distribution organization provides systems engineering and installation and other technical and systems management services to meet its customers’ particular needs. The customer may also choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of the segment’s authorized service stations (most of whom are also authorized dealers) or from other non-Motorola service stations.

Our Industry
      We participate in multiple global markets within the mobile segment of the communications industry, providing wireless equipment and services to public carriers and other wireless service providers, as well as public safety, government and enterprise customers.
      Within our public networks market, we primarily provide radio access cellular infrastructure systems. This market grew approximately 5% in 2006, compared to 10% in 2005 and we expect this market to experience flat to low single digit growth in 2007. We are also an early leader in the emerging market for next-generation wireless broadband networks, including WiMAX technology.
      The majority of installed cellular infrastructure systems are based upon CDMA, GSM, UMTS and iDEN technologies. We supply systems based on each of these technologies and are the sole supplier of proprietary iDEN networks. Advanced infrastructure systems based on these technologies include GPRS, CDMA-1X and EDGE. In addition, some segments of the cellular infrastructure industry have installed, or are in the process of migrating to, third-generation (“3G”) networks, which are high-capacity radio access wireless networks providing enhanced data services, improved Internet access and increased voice capacity. The primary 3G technologies are W-CDMA (based on either UMTS or Freedom of Mobile Multimedia Access (“FOMA”) technologies) and CDMA2000 1xEVDO. An additional 3G technology standard is TD-SCDMA, driven primarily by the Chinese government and local Chinese vendors. We now expect 3G licenses to be awarded in China during 2008. We supply systems based on UMTS and CDMA 2000 1xEVDO technologies. Advanced infrastructure systems based on 3G technologies include high-speed downlink packet access (“HSDPA”) and high-speed uplink packet access (“HSUPA”). Commercial service of 3G technologies was first introduced in Asia and has expanded to Western Europe and North America.
      Industry standards bodies are in the process of defining the next generation of wireless broadband systems after 3G. The Institute of Electrical and Electronics Engineers (“IEEE”) is currently developing fixed and mobile broadband standards (802.16d and 802.16e) based on orthogonal frequency division multiplexing (“OFDM”) technology, which offer systems performance utilizing wider channels enabling triple play services (voice, data, video). Based upon developments in the 802.16e standard, we expect to see the WiMAX market begin to materialize in 2008 as several WiMAX networks come on-line and devices utilizing these networks become widely available. We are an early leader in next-generation wireless broadband products, including WiMAX technology.
      The International Telecommunications Union (“ITU”) is also developing next-generation cellular wireless access standards (“4G”) for the cellular infrastructure industry, also anticipated to be based upon OFDM technology.
      Within our private networks business, homeland security remains an important issue at the local, state and national levels. We expect this industry to grow in the mid-to-high single digit percentage range in 2007, consistent with industry growth in 2006. We provide solutions for each of the major standards based private network technologies, APCO (Association for Public Safety Communications Officials) 25 and TETRA (terrestrial trunked radio). We expect product sales to continue to grow worldwide as demand for intersystem, interoperable public safety communications grows. As both technologies mature, better frequency utilization has increased the demand and potential for data applications and we expect to see increased demand for data-based products in 2007 and beyond.
      In addition, Motorola recognizes a significant market opportunity in the next several years as enterprises increase their deployment of mobile technologies. The enterprise markets in which Motorola competes include enterprise wireless infrastructure, mobile computing solutions, bar code scanning, radio frequency identification (“RFID”) solutions and mobile management platforms. Organizations that are looking to increase productivity and derive benefits from mobilizing their applications and workforce are driving the enterprise mobility market. We expect the overall enterprise mobility market to grow in the high single digits in 2007. With the completion of the Symbol acquisition in January 2007, Motorola’s new enterprise mobility business offers a broad device portfolio which will enable us to compete more effectively in these markets.

Our Strategy
      The Networks and Enterprise segment is executing on a strategy to become a category leader in next-generation mobile solutions, thereby enabling seamless mobility for public carriers and their customers, governments and enterprises. It executes on this strategy by offering multiple technologies across several customer sectors.

      Public Networks. The segment is investing to be the leader in next-generation wireless broadband technologies with its MOTOwi4 portfolio of offerings, such as WiMAX. Because of its projected early availability, lower cost and superior performance, wireless broadband technology, such as WiMAX, based on the IEEE standard 802.16e represents a compelling offering for existing and new providers. Potential customers in this space range from traditional mobile providers to wireline operators, such as cable companies, who are moving to enhance their offerings to new customers or launch offerings based on wireless broadband. In 2006, the segment announced arrangements for WiMAX networks based on 802.16e technologies with Wateen Telecom in Pakistan and Sprint Nextel and Clearwire in the United States. In addition, at the end of 2006 the segment was participating in 22 WiMAX trials globally.
      The segment also has a comprehensive investment strategy to migrate its customers from 2G (second-generation) to next-generation wireless technologies, including 3G (third-generation) technologies. The cellular network technologies, based on protocols developed through the ITU, have advanced from 2G to 3G enabling service providers to move to higher-capacity bandwidth technologies which enable the providers to offer engaging, new and exciting applications that can broaden their revenue stream. Many cellular operators, particularly in emerging markets, have not begun their migration to next-generation access technologies. In 2006, the segment announced a collaboration with Huawei Technologies, Co., Ltd. to bring an enhanced and extensive portfolio of UMTS and HSDPA/HSUPA infrastructure equipment to customers worldwide.
      Private Networks. The segment is the leading provider of mission-critical systems worldwide, with more than 65 years of experience in custom, rugged devices; public safety-grade private networks; sophisticated encryption technology; interoperable voice and broadband data; and complex network design, optimization and implementation. Key elements in the segment’s strategy include: (i) providing next-generation integrated voice, data and broadband over wireless systems at the local, state and national levels; (ii) continuing to invest in the ongoing migration from analog to digital end-to-end radio systems; (iii) providing APCO 25 and TETRA standards-based voice and data networking systems around the world; and (iv) implementing interoperable communications and information systems, especially related to global homeland security. In January 2007, the segment completed the acquisition of Symbol, a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions. Symbol’s offerings feature rugged mobile computing, advanced data capture, RFID, wireless infrastructure and mobility management. Recognized as an industry leader in technology innovation, with a world-class product portfolio and valuable intellectual property, Symbol will be the cornerstone of the segment’s strategy to enable the mobile enterprise in 2007 and beyond. The acquisition unites the two companies’ adjacent assets, expertise, customer bases, supplier bases and industry-leading products. Key elements in the segment’s enterprise mobility strategy include offering a comprehensive portfolio of products and services to help businesses: (i) streamline their supply chains, (ii) improve customer service in the field, (iii) increase data collection accuracy, and (iv) enhance worker productivity.

Customers
      Due to the nature of the segment’s business, many of the agreements we enter into are long-term contracts that require sizeable investments by our customers. In 2006, sales to our top five commercial customers (Sprint Nextel; KDDI, a service provider in Japan; China Mobile; Verizon; and Alltel), plus the U.S. government and its public safety agencies, represented approximately 34% of the segment’s net sales. The loss of any of the segment’s large customers, in particular these customers, could have a material adverse effect on the segment’s business. Further, because many of these contracts are long-term, the loss of a major customer would impact revenue and earnings over several quarters.
      Sprint Nextel is our largest customer and the segment has been Sprint Nextel’s sole supplier of iDEN network infrastructure equipment for more than ten years. Sprint Nextel uses Motorola’s proprietary iDEN technology to support a critical part of its nationwide wireless service business. Motorola is currently operating under supply agreements for iDEN infrastructure equipment that cover the period from January 1, 2005 through December 31, 2007. The segment’s iDEN revenues decreased in 2006 compared to 2005, and we expect iDEN sales to decline further in 2007.

Competition
      The segment experiences widespread competition from numerous competitors, ranging from some of the world’s largest diversified companies to foreign, state-owned telecommunications companies to many small, specialized firms. In the public networks industry, Ericsson is the market leader, followed by Nokia and four vendors with similar market share positions, including Motorola, Siemens, Alcatel-Lucent and Nortel. Samsung, NEC and local Chinese vendors are also significant competitors. In the private networks industry, the segment provides communications and information systems compliant with both existing industry digital standards, TETRA and APCO 25. Major competitors include: M/ A-Com, EADS Telecommunications, Kenwood, EF Johnson and large system integrators. The segment may also act as a subcontractor to a large system integrator based on a number of competitive factors and customer requirements. As demand for fully-integrated voice, data and broadband over wireless systems at the local, state and national government levels continues, the segment may face additional competition from public telecommunications carriers. In the enterprise market, the segment experiences competition from Cisco, Nokia, and Intermec.
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
      The segment’s public networks business is confronting several factors that could impact its business, including the consolidation among telecommunications equipment providers and unclear timing for the granting of new licenses for providers in countries like China. In addition, the segment does not believe future iDEN technology revenues are likely to match 2006 levels. In the private networks space, the segment is managing the impact of system integrators seeking to move farther into the public safety area. In the enterprise market, a number of competitors deliver products in certain segments of the enterprise mobility market. The segment believes it has a unique portfolio to seamlessly connect people, assets and information to enable customers to grow their business, increase efficiency and improve customer satisfaction. Security and manageability are common throughout the portfolio.

Payment Terms
      Payment terms vary worldwide, depending on the arrangement. Contracts for communication systems typically include implementation milestones, such as delivery, installation and system acceptance, which can take 30 to 180 days to complete. Invoicing the customer is dependent on the completion of the milestone. Customer payments are generally due 30 to 60 days from the invoice date.
      As required for competitive reasons, we may provide or work with third-party lenders to arrange for long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price. The segment’s payment terms are consistent with industry practice as many of our contracts are awarded through a competitive bid process.

Regulatory Matters
      The use of wireless voice and data communications systems is regulated by a variety of governmental and other regulatory agencies throughout the world. In the U.S., non-Federal users of these systems are licensed by the Federal Communications Commission (“FCC”), which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. Similarly, Federal agency operation of wireless communications systems is regulated by the National Telecommunications and Information Agency (“NTIA”). Regulatory agencies in other countries have similar types of authority. Consequently, the business and results of this segment could be affected by the rules and regulations adopted by the FCC, NTIA or regulatory agencies in other countries from time to time. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the wireless communications industry may be affected by the regulations of the FCC, NTIA or other regulatory agencies relating to the access to allocated spectrum for wireless communications users, especially in urban areas where spectrum is heavily used.
      The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include wireless local area network systems, such as WiFi, mesh technologies and wide area network systems, such as Motorola’s Wi4 portfolio, including WiMAX. Other countries have also deregulated portions of the available spectrum to allow the deployment of these and other technologies. Deregulation may introduce new competition and new opportunities for Motorola and our customers.

      In early 2005, Sprint Nextel agreed to a plan by federal regulators designed to address interference from iDEN phones with hundreds of public safety communications systems in the U.S. According to the FCC, the agreement should dramatically reduce the likelihood of interference. Sprint Nextel is required to fund certain costs necessary to relocate those impacted users onto alternate channels in the 800MHz spectrum. Motorola will continue to work with our customers that are impacted by this plan and expects that this will have a neutral to positive impact on the segment’s business over the next several years. However, the short-term impact remains uncertain and is yet to be quantified, as the plan is still being implemented throughout most of the country.
      In February 2006, federal legislation was adopted setting February 17, 2009 as the date by which a portion of the spectrum historically used for broadcast television must be cleared throughout the U.S. Segments of this spectrum have been designated for public safety use and other segments for commercial operations, both market segments in which Motorola participates. This spectrum was designated for public safety and commercial use in 1997, however, prior to this new legislation, there was no certainty as to when it actually would be cleared for use in major markets. Clearing broadcast television from this band will significantly increase the spectrum public safety and commercial entities have available for communications systems. The new spectrum is configured to support both voice and data and the FCC has also opened additional rulemaking proceedings to help enable future broadband operations for public safety. Motorola already has public safety infrastructure and mobiles/portables shipping for deployment of voice and data systems in this band and we anticipate the availability of broadband equipment in the future.

Backlog
      The segment’s backlog was $4.4 billion as of December 31, 2006, compared to $4.1 billion as of December 31, 2005. The 2006 order backlog is believed to be generally firm and approximately 85% of that amount is expected to be recognized as revenue during 2007. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Intellectual Property Matters
      Patent protection is extremely important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, systems, technologies and manufacturing processes.
      The segment licenses some of its patents to third parties and generates modest revenue from these licenses. Motorola is also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses. Reference is made to the material under the heading “Other Information” for information relating to patents and trademarks and research and development activities with respect to this segment.
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

Inventory, Raw Materials, Right of Return and Seasonality
      The segment’s practice is to carry reasonable amounts of inventory in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2006, the segment had a higher inventory balance than at the end of 2005, primarily due to a larger amount of inventory to fulfill longer-term projects.
      Our private networks business provides custom products based on assembling basic units into a large variety of models or combinations. This requires the stocking of inventories and large varieties of piece parts and replacement parts, as well as a variety of basic level assemblies in order to meet delivery requirements. Relatively short delivery requirements and historical trends determine the amounts of inventory to be stocked. To the extent suppliers’ product life cycles are shorter than the segment’s, stocking of lifetime buy inventories is required. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle.

      Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations.
      Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for the segment’s operations, which are currently in generally adequate supply for the segment’s operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices. A substantial increase in worldwide oil prices could have a negative impact on our results of operations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of these items or a significant cost increase could affect the segment’s results.
      Generally the segment’s contracts do not include a right of return, other than for standard warranty provisions. For new product introductions, we may enter into milestone contracts providing that the product could be returned if we do not achieve the milestones.
      Due to government buying patterns, private networks sales tend to be somewhat higher in the fourth quarter. The business does not have seasonal patterns in the public networks market.

Our Facilities/ Manufacturing
      Our headquarters are located in Arlington Heights, Illinois. Major design, integration, manufacturing and distribution centers are located in: Arlington Heights and Schaumburg, Illinois; Chandler and Tempe, Arizona; Fort Worth, Texas; Swindon, England; Arad, Israel; Hangzhou and Tianjin, China; Munich, Taunusstein and Berlin, Germany; and Penang, Malaysia. In addition to our own manufacturing, we utilize EMS manufacturers, primarily in Asia, in order to enhance our ability to lower costs and deliver products that meet consumer demands.
Connected Home Solutions Segment
      The Connected Home Solutions segment (the “segment”) designs, manufactures, sells and services: (i) cable television, Internet Protocol (“IP”) video and broadcast network set-top boxes (“digital entertainment devices”), (ii) end-to-end digital video system solutions, (iii) broadband access networks, and (iv) IP-based data and voice products (including modems). In 2006, the segment’s net sales represented 8% of the Company’s consolidated net sales.

Principal Products and Services
      The segment is a leading provider of end-to-end networks used for the delivery of video, voice and data services over hybrid fiber coaxial networks. We also provide products for IP television (“IPTV”) — multichannel television service using IP-based fiber-to-the premises and fiber-to-the-node access networks — to wireline carriers.
      Our products are marketed primarily to cable television operators, satellite television programmers, telephone carriers and other communications providers worldwide and are sold primarily by our skilled sales personnel. We have also expanded our traditional distribution channels by selling directly to consumers in a variety of retail markets. Through retail, we market and sell primarily cable modems and cordless telephones.

Our Industry
      Demand for our products depends primarily on: (i) capital spending by providers of broadband services for constructing, rebuilding or upgrading their communications systems, and (ii) the marketing of advanced communications services by those providers. The amount of spending by these providers, and therefore a majority of our sales and profitability, are affected by a variety of factors, including: (i) the continuing trend of consolidation within the cable and telecommunications industries, (ii) the financial condition of cable television system operators and alternative communications providers, including their access to financing, (iii) the rate of digital penetration, (iv) technological developments, (v) standardization efforts that impact the deployment of new equipment, (vi) new legislation and regulations affecting the equipment sold by the segment, and (vii) general economic conditions. In 2006, the business benefited from increased spending by cable television operators on our products, due to the increase in digital video and data subscribers and the deployment of advanced video platforms by cable operators for high-definition television (“HD”) and digital video recording (“DVR”) (together “HD/

DVR”) applications, as well as from spending by telephone companies upgrading their networks and adding video services.

Our Strategy
      The Connected Home Solutions segment is focused on becoming the global leader in broadband connected home solutions and services, enabling customers to be seamlessly informed, connected and entertained. Key elements in the segment’s strategy include: (i) providing for convergence of services and applications across delivery platforms within the home and across mobile applications, (ii) innovating and enhancing our end-to-end network portfolio, and (iii) developing new services that leverage our platforms.
      We are focused on accelerating the rate of digital penetration by broadband operators in North America through the introduction of an enhanced suite of digital set-top boxes. Our product offerings include more cost-effective products designed to increase the number of set-top boxes per household, as well as higher-end products for advanced services, including supporting the growing HD/ DVR markets. During 2006, we shipped our 50 millionth digital entertainment device for broadband cable networks, approximately 10 years after shipment of our first such device.
      We are capitalizing upon the introduction of IPTV by telecommunication operators to their subscribers with products that support delivery of video content using both copper-outside-plant and fiber-to-the-premises (“FTTP”) networks. During the year, the segment provided end-to-end video equipment and FTTP access network equipment for the launch of Verizon’s FiOS service and is supplying IP interactive set-top boxes to leading telecommunication companies around the world, including AT&T, Telefonica S.A., KPN International, Lyse Energi AS, and ViaSat, Inc.
      We are expanding our position in end-to-end video networks as well as increasing our offerings to wireline carriers through several strategic acquisitions. During 2006, we acquired Kreatel Communications AB to enhance our portfolio of IPTV set-top boxes and software and extend our customer relationships with leading IPTV providers in Europe. We grew our presence in the video core network through the acquisitions of: (i) Broadbus Technologies, Inc., a leading supplier of content-on-demand technologies, also called video on demand (“VOD”), and (ii) Vertasent LLC, a software developer for managing technology elements for switched digital video networks. In February 2007, we completed the acquisition of Netopia, Inc. (“Netopia”), a leading provider of data gateways and subscriber equipment management technology. We also announced our intention to acquire Tut Systems, Inc. (“Tut Systems”), a leading developer of edge routing and video encoders. Together, Netopia and Tut Systems will enhance our position with global carriers as they deploy advanced services. We expect these acquisitions to: (i) enhance our capability to provide complete solutions to cable television operators as they grow their on-demand content offerings and deploy switched digital video (“SDV”) technology, which delivers programming only when and where requested by subscribers versus delivering programming to all subscribers all the time, and (ii) provide end-to-end video solutions to telephone companies as they add video to their service offerings.
      We are focused on enhancing and expanding our voice and data offerings to offer end-to-end solutions for fixed-mobile convergence and next-generation converged IP-based voice, data and video delivery. These solutions include: (i) stand-alone and integrated voice/data/ WiFi gateways with support for handing off a mobile voice or data call to a WiFi access point and a carrier’s VoIP network, and (ii) next-generation infrastructure products in the cable modem termination system (“CMTS”) and fiber optic network markets which expand the bandwidth delivered to a home or business. We introduced our first seamless mobility voice gateway in 2006, which enables our customers to support handoff of voice traffic between wireline networks and wireless networks using dual mode handsets.
      We also continue to focus on growing our business in regions outside of North America, including the development of digital video products compliant with technology required in these regions. During 2006, the segment launched digital video in Argentina with Cablevision; launched video on demand in the Netherlands with UPC; and provided video set-top boxes to a number of operators in China. Although sales in North America accounted for 83% of the segment’s sales in 2006, shipments to markets outside North America have grown over 60% the last three years.

Customers
      The vast majority of our sales are in the U.S., where a small number of large cable television multiple system operators (“MSOs”) own a large portion of the cable systems and account for a significant portion of the total capital spending in the industry. We are dependent upon a small number of customers for a significant portion of our sales. Comcast Corporation (“Comcast”) accounted for approximately 29% of the segment’s net sales in 2006. Collectively, our five largest customers represented 54% of the segment’s net sales in 2006. The loss of business in the future from Comcast or any of the other major MSOs could have a material adverse effect on the segment’s business. Sales of video headend equipment and set-top boxes to telephone carriers accounted for approximately 11% of our revenue in 2006. The opportunity in this market segment is expected to continue to grow as carriers around the world expand to offer video services.

Competition
      The businesses in which we operate are highly competitive. The rapid technological changes occurring in each of the markets in which we compete are expected to lead to the entry of many new competitors. Competitive factors for our products and systems include: technology offered; product and system performance; features; quality; delivery and availability; and price. We believe that we enjoy a strong competitive position because of our strong relationships with major communication system operators worldwide, technological leadership and new product development capabilities.
      We compete worldwide in the market for digital set-top boxes for broadband and satellite networks. Based on 2006 annual sales, we believe we are the leading provider of digital cable set-top boxes in North America. Our digital cable set-top boxes compete with products from a number of different companies, including: (i) those that develop and sell products that are distributed by direct broadcast satellite (“DBS”) service providers through retail channels, (ii) those that develop, manufacture and sell products of their own design, and (iii) those that license technology from us or other competitors. In North America, our largest competitor is Cisco, which completed the acquisition of Scientific-Atlanta in 2006. Other competitors in North America include ARRIS, Harmonic and C-COR. Outside of North America, where we have a smaller market position, we compete with many equipment suppliers, including several consumer electronics companies.
      The traditional competitive environment in the North American cable market continues to evolve. As further described below, the FCC has enacted regulations requiring separation of security functionality from set-top boxes by July 1, 2007 to increase competition and encourage the sale of set-top boxes in the retail market. To meet this requirement, we have developed security modules for sale to cable operators for use with our own and third-party set-top boxes. As a step towards this implementation, in 2002, the cable industry and consumer electronic manufacturers agreed to a uni-directional security interface that allows third-party devices to access broadcast programming (not pay-per-view or VOD) with a security device. These devices became widely available in 2004 and to date have seen limited use. The limited use of the devices has not had a significant impact on our business. A full two-way security interface specification continues to be refined. These changes are expected to increase competition and encourage the sale of set-top boxes to consumers in the retail market. Traditionally, cable service providers have leased the set-top box to their customers.
      We also compete worldwide in the market for broadband data and voice products. We believe that we are the leading provider of cable modems worldwide, competing with a number of consumer electronic companies and various original design manufacturers worldwide.

Payment Terms
      Generally, our payment terms are consistent with the industry and range from 30 to 60 days in North America, and are typically limited to 90 days in regions outside North America. Extended payment terms are provided to customers from time to time on a limited basis. Such extended terms are isolated in nature and historically have not related to a significant portion of our revenues.

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
      Currently, reception of digital television programming from the cable broadband network requires a set-top box with certain technology. This security technology has limited the availability of set-top boxes to those manufactured by a few cable network manufacturers, including Motorola. The FCC has enacted regulations requiring separation of security functionality from set-top boxes to increase competition and encourage the sale of set-top boxes in the retail market by July 1, 2007. Traditionally, cable service providers sold or leased the set-top box to their customer. As the retail market develops for set-top boxes and televisions capable of accepting the security modules, sales of our set-top boxes may be negatively impacted. In addition, we risk lost sales if competitors bring set-top boxes with separable security to market before we do.

Backlog
      The segment’s backlog was $792 million at December 31, 2006, compared to $430 million at December 31, 2005. The increase in backlog and related orders primarily reflects increased orders from our customers for digital and HD/DVR set-top boxes. The 2006 order backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2007. The forward-looking estimates of the firmness of such orders is subject to future events, which may cause the amount recognized to change.

Intellectual Property Matters
      We seek to build upon our core enabling technologies, such as digital compression, encryption and conditional access systems, in order to lead worldwide growth in the market for broadband communications networks. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology and improvements that we consider important to the development of our business. We also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position, and will periodically seek to include our proprietary technologies in certain patent pools that support the implementation of standards. We were a founder of MPEG LA, the patent licensing authority established to foster broad deployment of MPEG-2 compliant systems. We have also licensed our digital conditional access technology, DigiCipher(R) II, to other equipment suppliers and have formed joint ventures with Comcast for development and licensing of conditional access technology. We also enter into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. These license agreements require the payment of certain royalties that are not expected to be material to the segment’s financial results.

Inventory, Raw Materials, Right of Return and Seasonality
      The segment’s practice is to carry reasonable amounts of inventory in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2006, the segment had higher inventory balances than at the end of 2005 due to the timing of transitions to EMS manufacturers and business acquisitions.
      Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations.
      Electricity is the primary source of energy required for our manufacturing operations, which is currently in generally adequate supply for the segments operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices. A substantial increase in world-wide oil prices could have a negative impact on our results of operations. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of the aforementioned items or a significant cost increase could affect the segment’s results.
      Generally, we do not permit customers to return products, other than for standard warranty provisions. We have not recently experienced seasonal buying patterns for our products. However, as our retail cable modem and digital set-top box sales increase, we may have increased sales during the holiday season at the end of each year.

Our Facilities/ Manufacturing
      Our headquarters are located in Horsham, Pennsylvania. We have several offices throughout North America, Europe, Latin America and Asia, and we operate manufacturing facilities in Taipei, Taiwan and Nogales, Mexico. We also use contract manufacturers, primarily in China, for a portion of our cable modem/voice module production in order to enhance our ability to lower our costs and deliver products that meet consumer demand. The amount of this activity has increased slightly throughout 2006 and is projected to increase further in future years.

Other Information
      2006 Change in Organizational Structure. Effective as of the second quarter of 2006, the automotive electronics business was presented as a discontinued operation and the segments were realigned into three operating business groups: (i) Mobile Devices, (ii) Networks and Enterprise, and (iii) Connected Home Solutions.
      Financial Information About Segments. The response to this section of Item 1 incorporates by reference Note 11, “Information by Segment and Geographic Region,” of Part II, Item 8: Financial Statements and Supplementary Data of this document.
      Customers. Motorola has several large customers, the loss of one or more of which could have a material adverse effect on the Company. Motorola’s largest end customers (including sales through distributors) are Sprint Nextel, China Mobile, Verizon, Cingular and T-Mobile. No single customer accounted for more than 10% of the Company’s net sales in 2006.
      Approximately 1% of Motorola’s net sales in 2006 were to various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.
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

Backlog. Motorola’s aggregate backlog position for all Motorola segments, as of the end of the last two fiscal years was approximately as follows:

December 31, 2006	$6.6 billion
December 31, 2005	$7.5 billion
      Except as previously discussed in this Item 1, the orders supporting the 2006 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 90% of the backlog on hand at December 31, 2006 is expected to be recognized as revenue in 2007. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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
      R&D expenditures relating to new product development or product improvement were $4.1 billion in 2006, compared to $3.6 billion in 2005 and $3.3 billion in 2004. R&D expenditures increased 14% in 2006 as compared to 2005, after increasing 9% in 2005 as compared to 2004. Motorola continues to believe that a strong commitment to research and development is required to drive long-term growth. Approximately 27,000 professional employees were engaged in such research activities during 2006.

Patents and Trademarks. Motorola seeks to obtain patents and trademarks to protect our proprietary position whenever possible and practical. As of December 31, 2006, Motorola owned approximately 8,652 utility and design patents in the U.S. and 12,024 patents in foreign countries. These foreign patents are mostly counterparts of Motorola’s U.S. patents, but a number result from research conducted outside the U.S. and are originally filed in the country of origin. During 2006, Motorola was granted 735 U.S. utility and design patents. The numbers of patents reported exclude patents sold to Continental AG in its acquisition of the automotive electronics business and include patents assigned to companies acquired by Motorola during 2006. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses.

Environmental Quality. Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of Motorola.

Employees. At December 31, 2006, there were approximately 66,000 employees of Motorola and its subsidiaries, as compared to approximately 69,000 employees at December 31, 2005.

Financial Information About Foreign and Domestic Operations. The response to this section of Item 1 incorporates by reference Note 10, “Commitments and Contingencies” and Note 11, “Information by Segment and Geographic Region” of Part II, Item 8: Financial Statements and Supplementary Data of this document, the “Results of Operations—2006 Compared to 2005” and “Results of Operations—2005 Compared to 2004” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item A: Risk Factors” of this document.
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
      The rate at which the portions of the telecommunications industry in which we participate continue to grow is critical to our ability to improve our overall financial performance and we could be negatively impacted by a slowdown. Our business was very negatively impacted by the economic slowdown and the corresponding reduction in capital spending by the telecommunications industry from 2001 to 2003.

Our customers and suppliers are located throughout the world and, as a result, we face risks that other companies that are not global may not face.
      Our customers and suppliers are located throughout the world and more than half of our net sales are made to customers outside of the U.S. In addition, we have many manufacturing, administrative and sales facilities outside the U.S. and more than half of our employees are employed outside the U.S. Most of our suppliers are outside the U.S. and most of our products are manufactured outside the U.S.
      As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales or profitability, including but not limited to: (1) tariffs, trade barriers and trade disputes; (2) regulations related to customs and import/export matters; (3) longer payment cycles; (4) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., and difficulties in repatriating cash generated or held abroad in a tax-efficient manner; (5) currency fluctuations, particularly in the Euro, Chinese renminbi and Brazilian real; (6) foreign exchange regulations, which may limit the Company’s ability to convert or repatriate foreign currency; (7) challenges in collecting accounts receivable; (8) cultural and language differences; (9) employment regulations and local labor conditions; (10) difficulties protecting IP in foreign countries; (11) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; (12) natural disasters; (13) public health issues or outbreaks; and (14) the impact of each of the foregoing on our outsourcing and procurement arrangements.
      Many of our products that are manufactured outside of the U.S. are manufactured in Asia. In particular, we have sizeable operations in China, including manufacturing operations, and 11% of our net sales are made to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely impacted by changes to or interpretation of Chinese law. Further, if manufacturing in the region is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted.
      We also are increasing our presence and/or selling more of our products in emerging markets such as India and Russia. We face challenges in emerging markets, including creating demand for our products and the negative impact of changes in the laws, or the interpretation of the laws, in those countries.

If the quality of our products does not meet our customers’ expectations, then our sales and operating earnings, and ultimately our reputation, could be adversely affected.
      Occasionally, some of the products we sell have quality issues resulting from the design or manufacture of the product, or from the software used in the product. These issues may be caused by the components we purchase from other manufacturers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our distributors or end-user customers, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including: delays in the recognition of revenue, loss of revenue or future orders, customer-imposed penalties on Motorola for failure to meet contractual requirements, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and brand name reputation.

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
      The markets for our products are highly competitive with respect to, among other factors: pricing, product and service quality, and the time required to introduce new products and services. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. We are constantly exposed to the risk that our competitors may implement new technologies before we do, or may offer lower prices, additional products or services or other incentives that we cannot or will not offer. We can give no assurances that we will be able to compete successfully against existing or future competitors.

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
      We have sizable manufacturing operations and engineering resources in Israel that could be disrupted as a result of hostilities in the region. We also sell our products and services throughout the Middle East and demand for our products and services could be negatively impacted by hostilities.
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
      Our results are subject to risks related to our significant investment in developing and introducing new products, such as: seamless mobility products; advanced wireless handsets; WiMAX and other advanced technologies for wireless broadband networks; products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems; integrated digital radios; and integrated public safety systems. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of, approval and compliance with industry standards; (iv) the significant amount of resources we must devote to the development of new technology; and (v) the ability to differentiate our products and compete with other companies in the same markets.
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
We rely on third-party distributors, representatives and retailers to sell certain of our products.
      In addition to our own distribution force, we offer our products through a variety of third-party distributors, representatives and retailers. Certain of our distributors or representatives may market products that compete with the Company’s products. The loss, termination or failure of one or more of our distributors or representatives to effectively promote our products, or changes in the financial or business condition of these distributors, representatives or retailers, could affect the Company’s ability to bring its products to market.
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
      As we expand our business, including through acquisitions, and compete with new competitors in new markets, the breadth and strength of our intellectual property portfolio in those new areas may not be as developed as in our longer-standing businesses. This may expose us to a heightened risk of litigation and other challenges from competitors in these new markets.
Our future operating results may be negatively impacted if we are not successful in licensing our intellectual property.
      As part of business strategy, primarily in our Mobile Devices business, we strategically license our intellectual property. Our existing intellectual property may not continue to generate sales and operating earnings at current levels and we may not be successful at licensing new intellectual property.

Many of our components and products are manufactured by third parties and if third-party manufacturers lack sufficient quality control or if there are significant changes in the financial or business condition of such third-party manufacturers, it may have a material adverse effect on our business.
      We rely on third-party suppliers for many of the components used in our products and we rely on third-party manufacturers to manufacture many of our assemblies and finished products. If we are not able to engage such manufacturers with the capabilities or capacities required by our business, or such third parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third parties, it could have a material adverse effect on our business.
      We also have third-party arrangements for the design or manufacture of certain products, parts and components. If we are not able to engage such parties with the capabilities or capacities required by our business, or these third parties fail to deliver quality products, parts and components on time and at reasonable prices, we could have difficulties fulfilling our orders and our sales and profits could decline.

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
      We have been reducing costs and simplifying our product portfolios in all of our businesses. We have discontinued product lines, exited businesses, consolidated manufacturing operations, increased manufacturing with third parties and reduced our employee population.
      The impact of these cost-reduction actions on our sales and profitability may be influenced by factors including, but not limited to: (1) our ability to successfully complete these ongoing efforts; (2) our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete; (3) delays in implementation of anticipated workforce reductions in highly-regulated locations outside of the United States, particularly in Europe and Asia; (4) decreases in employee morale and the failure to meet operational targets due to the loss of employees; (5) our ability to retain or recruit key employees; (6) our manufacturing capacity, including capacity from third parties; and (7) the performance of other parties under contract manufacturing arrangements on which we rely for the manufacture of certain products, parts and components.
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
      From time to time we access the long-term and short-term capital markets to obtain financing. Although we believe that we can continue to access the capital markets in 2007 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity of the overall capital markets; and (iii) the current state of the economy, including the telecommunications industry. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to the Company.
      The Company’s debt ratings are considered “investment grade”. If our credit ratings were to decline three levels from the current rating, we would no longer be considered investment grade and our financial flexibility would be reduced and our cost of borrowing would increase. Some of the factors that impact our credit ratings, including the overall economic health of the telecommunications industry, are outside of our control. There can be no assurances that our current credit ratings will continue.
      Our commercial paper is rated “A-1/ P-2/ F-1.” Although we continue to issue commercial paper, there can be no assurances that we will continue to have access to the commercial paper markets on terms acceptable to the Company.

We may not be able to borrow funds under our credit facility if we are not able to meet the conditions to borrowing in our facility.
      We view our existing five-year revolving domestic credit facility as a source of available liquidity. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We have never borrowed under this facility or previous domestic revolving credit facilities. However, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations.
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
      In 2006 and early 2007, we made several strategic acquisitions. In January 2007, we acquired Symbol Technologies, Inc. (“Symbol”). Symbol, which is now a wholly-owned subsidiary of Motorola, is being integrated with Motorola and will form the core of Motorola’s enterprise mobility business within our Networks and Enterprise segment. As a result of the acquisition, approximately 5,200 employees joined Motorola. In light of the size of this transaction, some of the risks described above may be more significant.
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
      Key employees of acquired businesses may receive substantial value in connection with a transaction in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. To retain such employees and integrate the acquired business, we may offer additional retention incentives, but it may still be difficult to retain certain key employees.

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

We purchase a large amount of credit insurance to mitigate some of our credit risks.
      Our ability to sell certain of our receivables could be negatively impacted if we are not able to continue to purchase credit insurance in certain countries and in sufficient quantities. In addition, our success in certain countries may be dependent on our ability to obtain sufficient credit insurance.

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

The unfavorable outcome of litigation pending or future litigation could materially impact the Company.
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
      Over the last several years, environmental laws focused on the energy efficiency of electronic products and accessories; electronic products and packaging, recycling; and reducing or eliminating certain hazardous substances in electronic products have expanded dramatically. These laws impact our products and make it more expensive to manufacture and sell product. It may also be difficult to comply with the laws in a timely way and we may not have compliant products available in the quantities requested by our customers, thereby impacting our sales and profitability. For example, electronic products sold into Europe were required to meet stringent chemical restrictions by July 1, 2006 under the EU RoHS Directive. China is adopting similar requirements, the first of which require labeling and chemical content disclosure for all electronic products sold into or within China after February 28, 2007. We expect these trends to continue. In addition, we anticipate increased consumer demand for the voluntary reduction or elimination of certain hazardous constituents from our wireless handsets.

We may provide financing and financial guarantees to our customers, some of which may be for significant amounts.
      The competitive environment in which we operate may require us to provide long-term customer financing to a customer in order to win a contract. Customer financing arrangements may include all or a portion of the purchase price for our products and services. In some circumstances, these loans can be very large. We may also assist customers in obtaining financing from banks and other sources and may also provide financial guarantees on behalf of our customers. Our success, particularly in our infrastructure businesses, may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness.
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
      The Company has many types of insurance coverage and also self-insures for some risks and obligations. The insurance market was disrupted after the events of September 11, 2001 and the 2005 hurricanes. While the cost and availability of most insurance has stabilized, there are still certain types and levels of insurance that remain unavailable. Natural disasters and certain risks arising from securities claims and public liability are potential self-insured events that could negatively impact our financial performance.

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
      Our results may be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. Our results may also be affected by social and economic conditions, which impact our operations, including in emerging markets in Asia, India, Latin America and Eastern Europe, and in markets subject to ongoing political hostilities and war, including the Middle East.
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
      The cable and telecommunication industries have experienced consolidation, and this trend is expected to continue according to industry estimates. Industry consolidation could result in delays of purchases or in the selection of new suppliers by the merged companies to equipment suppliers such as Motorola and our competitors.
      Due to continuing consolidation within the cable industry worldwide, a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable television system operators. Net sales to the Connected Home Solutions segment’s largest customer, Comcast represented approximately 29% of the Connected Home Solutions segment’s total net sales in 2006.
Regulatory changes impacting our cable products may adversely impact our business.
      Currently, reception of digital television programming from the cable broadband network requires a set-top box with certain technology. This security technology has limited the availability of set-top boxes to those manufactured by a few cable network manufacturers, including Motorola. The FCC has enacted regulations requiring separation of security functionality from set-top boxes to increase competition and encourage the sale of set-top boxes in the retail market by July 1, 2007. Traditionally, cable service providers sold or leased the set-top box to their customer. If the retail market develops for set-top boxes and televisions capable of accepting the security modules, sales of our set-top boxes may be negatively impacted. In addition, we risk lost sales if competitors bring set-top boxes with separable security to market before we do.

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
      The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations we could be required to make larger contributions. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of required contributions in the future increases.

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
Item 1B: Unresolved Staff Comments
       None.
Item 2: Properties
       Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries. (See “Item 1: Business” for information regarding the location of the principal manufacturing facilities for each of Motorola’s business segments.) Motorola owns 41 facilities (manufacturing, sales, service and office), 21 of which are located in North America and 20 of which are located in other countries. Motorola leases 295 facilities, 90 of which are located in North America and 205 of which are located in other countries.
      As compared to 2005, the number of facilities owned or leased, excluding new acquisitions, was reduced primarily because of the optimization of space and workplace mobility programs being utilized instead of adding sites and space. New business acquisitions closed to date have added 21 sites to the Motorola real estate portfolio worldwide. In addition, as part of Motorola’s overall strategy to reduce operating costs and improve the financial performance of the corporation, a number of businesses and facilities have either been sold or are currently for sale. During 2006, facilities in Rohnert Park, California and Ichon, Korea and land parcels in Elgin, Illinois and Tempe, Arizona were sold. A facility in Deer Park, Illinois was sold as part of the sale of the automotive electronics business. Sites at Glen Rock, New Jersey and Guangzhou, China and land parcels in Anderson, South Carolina and Tempe, Arizona are currently up for sale.
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

Item 3: Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage
      On May 26, 2000, a purported nationwide class action suit Naquin, et al., v. Nokia Mobile Phones, et al. was filed against Motorola and several other cellular phone manufacturers and carriers in the Civil District Court for the Parish of Orleans, State of Louisiana. The case alleges the failure to incorporate a remote headset into cellular phones rendered the phones defective by exposing users to biological injury and health risks and plaintiffs seek compensatory damages and injunctive relief. Similar state class action suits were filed on April 19, 2001, in the Circuit Court for Baltimore City, Maryland, Pinney and Colonell v. Nokia, Inc. et al., and in the Pennsylvania Court of Common Pleas, Philadelphia County, Farina v. Nokia, Inc., et al.; and on April 20, 2001, in the Supreme Court of the Sate of New York, County of Bronx, Gilliam et al., v. Nokia, Inc., et al. During 2001, after removal to federal court, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) transferred the above four cases to the United States District Court for the District of Maryland (the “MDL Court”) for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (the “MDL Proceeding”).
      The Pinney and Gilliam plaintiffs dismissed these cases without prejudice in April and March 2006, respectively. On November 6, 2006, plaintiffs dismissed the Naquin case without prejudice.
      In 2005, as a result of a decision of the United States Court of Appeals for the Fourth Circuit, the Farina case was remanded to Pennsylvania state courts from which it was removed. In late 2005 and early 2006, Plaintiffs in Farina amended their complaints to add allegations that cellular telephones sold without headsets are defective because they present a safety risk when used while driving and to seek punitive damages. Farina also seeks declaratory relief and treble and statutory damages. After the Farina complaint was amended, on February 17, 2006, a newly-added defendant to the Farina case removed the case to federal court. As of June 15, 2006, the MDL Panel formally transferred the newly-removed Farina case to the MDL Court. On November 10, 2006, defendants moved to dismiss Farina and filed a motion for referral to the FCC. On November 10, 2006, plaintiff moved to remand Farina to state court. Plaintiff also filed an alternative motion for suggestion of remand to the transferor court in Philadelphia. All Farina motions are pending before the MDL Court.
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
      Brower v. Motorola, Inc., et al., filed April 19, 2001, in the Superior Court of the State of California, County of San Diego, also seeks relief on behalf of an individual who had brain cancer. A first amended complaint was filed in Brower to add class allegations that defendants engaged in deceptive and misleading actions by falsely stating that cellular phones are safe and by failing to disclose studies that allegedly show cellular phones can cause harm. Brower seeks injunctive relief, restitution, compensatory and punitive damages and disgorgement of profits. On September 9, 2002, Dahlgren v. Motorola, Inc., et al., was filed in the D.C. Superior Court containing class claims similar to Brower. Dahlgren seeks injunctive and equitable relief, actual damages, treble or statutory damages, punitive damages and a constructive trust. These two cases were also removed to federal court and transferred to the MDL Court. On June 10, 2005, the Dahlgren case was remanded to the Superior Court for the District of Columbia. On December 9, 2005, plaintiff filed an amended complaint in Dahlgren. Defendants moved to dismiss Dahlgren on February 3, 2006. That motion is still pending. On February 15, 2006, the MDL Court remanded Brower to California state court. The California state court set a deadline of January 19, 2007, for the filing of an amended complaint. To date, no amended complaint has been filed.

Iridium-Related Cases

Class Action Securities Lawsuits
      Motorola has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business, which on March 15, 2001, were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. Plaintiff’s motion for class certification was granted on January 9, 2006 and the trial is scheduled to begin on May 22, 2008.

Bankruptcy Court Lawsuit
      Motorola was sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. Trial began on the solvency portion of these claims on October 23, 2006.
      On March 30, 2001, the United States Bankruptcy Court for the Southern District of New York presiding over the Iridium bankruptcy proceeding approved a settlement between the unsecured creditors of the Iridium Debtors and the Iridium Debtors’ pre-petition secured lenders. The settlement agreement creates and provides for the funding of a litigation vehicle for the purpose of pursuing litigation against Motorola. Motorola appealed the approval of the settlement to the United States District Court for the Southern District of New York. On April 7, 2005, the District Court entered an order denying Motorola’s appeal and affirming the settlement. On May 4, 2005, Motorola filed a notice of appeal to the United States Court of Appeals for the Second Circuit. The appeal is fully briefed and argued and remains pending.

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

Shareholder Derivative Case—Iridium and Telsim
      M&C Partners III v. Galvin, et al., filed January 10, 2002, in the Circuit Court of Cook County, Illinois, is a shareholder derivative action against fifteen current and former members of the Motorola Board of Directors and Motorola as a nominal defendant. The lawsuit alleges that the Motorola directors breached their fiduciary duty to the Company and/or committed gross mismanagement of Motorola’s business and assets by allowing Motorola to engage in improper practices with respect to Iridium and Telsim (as defined below).
      In April 2006, the Court held that the plaintiff could not pursue its Iridium-related claims, but denied without prejudice plaintiff’s motion to file a Third Amended Complaint with respect to new allegations pertaining to Telsim. Following the Court’s ruling for defendants on the Iridium-related claims and plaintiff’s July 20, 2006 demand with respect to Telsim-related claims, the Motorola Board of Directors appointed an investigatory committee to investigate those Telsim-related claims.

      An unfavorable outcome in one or more of the Iridium-related cases still pending could have a material adverse effect on Motorola’s consolidated financial position, liquidity or results of operations.

Telsim-Related Cases
      In April 2001, Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), a wireless telephone operator in Turkey, defaulted on the payment of approximately $2 billion of loans owed to Motorola and its subsidiaries (the “Telsim Loans”). Motorola fully reserved the carrying value of the Telsim Loans in the second quarter of 2002. The Uzan family controlled Telsim until 2004 when an agency of the Turkish government took over control of Telsim. Telsim was sold by the Turkish government to Vodafone in 2006. Motorola received payment from the sale, pursuant to the settlement described below. Motorola is involved in several matters related to Telsim.

October 2005 Settlement
      In 2005, Motorola signed an agreement resolving its disputes regarding the Telsim Loans with Telsim and the Government of Turkey (the “Telsim Dispute Agreement”). Under the Telsim Dispute Agreement, Motorola was paid $410 million on May 24, 2006 (in addition to the $500 million Motorola received pursuant to the Telsim Dispute Agreement in 2005) upon Vodafone’s completion of its acquisition of Telsim as final payment. Motorola also agreed that it will not pursue collection efforts against the three corporate defendants under TMSF control (Unikom Iletisim Hizmetleri Pazarlama A.S., Standart Pazarlama A.S., and Standart Telekomunikasyon Bilgisayar Hizmetleri A.S.) (the “Corporate Defendants”), that are subject to its final judgment in the U.S. courts related to the matter. The Telsim Dispute Agreement permits Motorola to continue its efforts (except in Turkey and three other countries, which restriction is subject to certain conditions) to enforce the U.S. Judgment described below against the Uzan family. In addition, pursuant to the Telsim Dispute Agreement, Telsim and its related companies have dismissed all litigation, including arbitrations, pending against Motorola.

U.S. Judgment
      The Company continues its efforts to collect on its judgment of $2.13 billion (the “U.S. Judgment”) for compensatory damages rendered by the United States District Court for the Southern District of New York (the “District Court”) against the Uzans on July 31, 2003 and affirmed by the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) in 2004 and in connection with foreign proceedings against the Uzan family. However, the Company believes that the ongoing litigation, collection and/or settlement processes against the Uzan family will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgment against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. Following a remand from the Second Circuit of the U.S. Judgment by the District Court, on February 8, 2006, the District Court awarded a judgment in favor of Motorola for $1 billion in punitive damages against the Uzan family and their co-conspirator, Antonio Luna Bettancourt. The defendants have appealed this judgment to the Second Circuit.

Class Action Securities Lawsuits
      A purported class action lawsuit, Barry Family LP v. Carl F. Koenemann, was filed against the former chief financial officer of Motorola on December 24, 2002 in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In 2003, it was consolidated with a number of related cases as In re Motorola Securities Litigation in the United States District Court for the Northern District of Illinois (the “Illinois District Court”). The plaintiffs allege that the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), in connection with the sale of telecommunications equipment by Motorola as well as other related aspects of Motorola’s dealings with Telsim. On August 25, 2004, the Illinois District Court issued its decision on Motorola’s motion to dismiss, granting the motion in part and denying it in part. The court dismissed without prejudice the fraud claims against the individual defendants and denied the motion to dismiss as to Motorola. The plaintiffs chose not to file an amended complaint; therefore, the fraud claims against the individual defendants are dismissed. The court, however, declined to dismiss the plaintiffs’ claims that the individual defendants were “controlling persons of Motorola.” During 2005, the court certified the case as a class action. The case is scheduled for trial beginning April 16, 2007.
      A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act

(“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present”, and sought an unspecified amount of damages. On September 30, 2005, the district court dismissed the second amended complaint filed on October 15, 2004 (the “Howell Complaint”). Plaintiff filed an appeal to the dismissal on October 27, 2005. In addition, on October 19, 2005, plaintiff’s counsel filed a motion seeking to add a new lead plaintiff and assert the same claims set forth in the Howell Complaint (the “October 19th Motion”). On August 11, 2006, the district court denied the October 19th Motion, finding the second purported plaintiff lacked standing to sue. Plaintiff filed an appeal. On November 20, 2006, the appeals court dismissed the second appeal. Three new purported lead plaintiffs have since intervened in the case, and have filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002.

Securities and Exchange Commission Investigation
      Motorola was involved in an investigation by the Securities and Exchange Commission (“SEC”) regarding Telsim matters. On February 5, 2007, the investigation was terminated by the SEC and the Company was notified that no enforcement action was recommended by the SEC.

Charter Communications Class Action Securities Litigation
      On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri (“District Court”) against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Charter securities. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. On August 5, 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. As to Motorola, the amended complaint alleges a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5(a)-(c) promulgated thereunder relating to Charter securities and seeks an award of compensatory damages. The District Court issued a final judgment dismissing Motorola from the case which plaintiff appealed to the United States Court of Appeals for the Eighth Circuit (“Court of Appeals”). On April 11, 2006, the Court of Appeals affirmed the final judgment of the District Court dismissing Motorola from the case. On July 7, 2006 plaintiff filed a petition for certiorari seeking review of the Court of Appeals decision by the United States Supreme Court. On October 20, 2006, Motorola submitted its response opposing the petition.

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
      As to Motorola, the complaint alleges a claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Adelphia securities, and seeks recovery of the consideration paid by plaintiff for Adelphia debt securities, compensatory damages, costs and expenses of litigation and other relief. Motorola filed a motion to dismiss this complaint on March 8, 2004, which is awaiting decision.
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
      On September 14, 2004, Motorola was named in a complaint filed in state court in Los Angeles, California, naming Motorola and Scientific-Atlanta and certain officers of Scientific-Atlanta, Los Angeles County Employees Retirement Association et al. v. Motorola, Inc., et al. The complaint raises claims under California law for aiding and abetting fraud and conspiracy to defraud and generally makes the same allegations as the other previously-disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have been transferred to the Southern District of New York. There are no new substantive allegations. The complaint seeks compensatory damages, opportunity-cost damages, punitive and other exemplary damages and other relief. In late 2004, the Multi-District Litigation Panel transferred the case to federal court in New York, which transfer is now final. On September 19, 2005, Motorola filed a motion to dismiss the complaint in this action which is awaiting decision.
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
Adelphia Communications Corp.—Related Cases
          Bankruptcy Court Lawsuit
      On June 23, 2006, Adelphia objected to Motorola’s claim for payment of $67 million and asserted causes of action against Motorola including preferences, avoidance of liens, fraudulent transfers, equitable subordination and aiding and abetting fraud as part of the ongoing Adelphia bankruptcy action in the Bankruptcy Court for the Southern District of New York. Plaintiff is alleging damages in excess of $1 billion against Motorola for the above stated causes of action.

Securities and Exchange Commission Investigation
      Motorola is involved in an ongoing investigation by the Securities and Exchange Commission regarding Adelphia matters, which remains outstanding. However, the Company has reached a settlement agreement with the staff of the Northeast Regional office of the SEC that is subject to final approval of the Commission.
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
Executive Officers of the Registrant
      Following are the persons who were the executive officers of Motorola as of February 28, 2007, their ages as of January 1, 2007, their current titles and positions they have held during the last five years:
      Edward J. Zander; age 59; Chairman and Chief Executive Officer since January 2004; Managing Director of Silver Lake Partners from July 2003 to December 2003; President and COO of Sun Microsystems, Inc. from January 1998 until June 2002.
      Gregory Q. Brown; age 46; Executive Vice President, President, Networks and Enterprise since January 2005; Executive Vice President and President, Commercial, Government and Industrial Solutions Sector from January 2003 to January 2005; Chairman of the Board and Chief Executive Officer of Micromuse, Inc. from February 1999 to December 2002.
      David W. Devonshire; age 61; Executive Vice President, Chief Financial Officer since April 2002; Executive Vice President and Chief Financial Officer of Ingersoll-Rand Company from January 2000 to January 2002.
      Ruth A. Fattori; age 54; Executive Vice President, Human Resources since November 2004; Senior Vice President, JP Morgan Chase & Co., from April 2003 to November 2004; Executive Vice President, Process and Productivity, Conseco, Inc. from January 2001 to December 2002; Senior Vice President, Human Resources, Siemens Corporation from October 1999 to January 2001.
      Kenneth C. Keller, Jr.; age 45; Executive Vice President, Chief Marketing Officer since October 2006; Global Leader, Infant Nutrition, HJ Heinz Company from July 2006-October 2006; Chairman and Chief Executive Officer of Heinz Italy from June 2004 to June 2006; Chief Growth Officer of HJ Heinz Company from January 2003 to May 2004; Managing Director (US) and Global Leader—Ketchup, Condiments and Sauces, HJ Heinz Company from January 2000 to December 2003.
      A. Peter Lawson; age 60; Executive Vice President, General Counsel and Secretary since May 1998.
      Daniel M. Moloney; age 47; Executive Vice President, President, Connected Home Solutions since January 2005; Executive Vice President and President, Broadband Communications Sector (“BCS”) from June 2002 to January 2005; Senior Vice President and General Manager, IP Systems Group, BCS from February 2000 to June 2002.
      Patricia B. Morrison; age 47; Executive Vice President, Chief Information Officer since February 2007; Senior Vice President, Chief Information Officer since July 2005; Executive Vice President, Chief Information Officer of Office Depot, Inc. from January 2002 to April 2005.
      Richard N. Nottenburg; age 52; Executive Vice President, Chief Strategy Officer since March 2005; Senior Vice President and Chief Strategy Officer from July 2004 to March 2005; Strategic Advisor to Motorola, Inc. February 2004 to July 2004; Vice President and General Manager of Vitesse Semiconductor Corporation from August 2003 to January 2004; Chairman of the Board, President and Chief Executive Officer of Multilink from January 1995 to August 2003.
      Stuart C. Reed; age 45; Executive Vice President, Chief Supply Chain Officer since February 2006; Senior Vice President, Chief Supply Chain Officer from April 2005 to February 2006; Vice President, Worldwide Manufacturing and Engineering, Integrated Supply Chain, IBM Corporation (“IBM”) from January 2005 to April 2005; Vice President, Systems, Storage and Software Products, IBM from August 2004 to January 2005; Vice President, Systems and Storage, Worldwide Manufacturing Operations, IBM from January 2003 to August 2004; Vice President, Strategy, Process and Systems, IBM from January 2002 to January 2003; Vice President, Integrated Supply Chain, IBM from June 1999 to January 2002.
      Padmasree Warrior; age 46; Executive Vice President, Chief Technology Officer since March 2005; Senior Vice President and Chief Technology Officer from January 2003 to March 2005; Corporate Vice President and General Manager, Energy Systems Group, Integrated Electronic Systems Sector from April 2002 to January 2003; Corporate Vice President and General Manager, Thoughtbeam, Inc., a wholly-owned subsidiary of Motorola, Inc., from October 2001 to April 2002.
      The above executive officers will serve as executive officers of Motorola until the regular meeting of the Board of Directors in May 2007 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
       Motorola’s common stock is listed on the New York and Chicago Stock Exchanges. The number of stockholders of record of Motorola common stock on January 31, 2007 was 75,892.
      The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data”.
      The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares Purchased	Value) of Shares that
	(a) Total Number	(b) Average Price	as Part of Publicly	May Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased(1)(4)	Share(1)(2)	or Programs(3)(4)	Programs(5)

10/1/06 to 10/28/06	5,284	$25.82	0	$4,500,000,000
10/29/06 to 11/25/06	15,613,158	$22.39	15,613,158	$4,150,401,669
11/26/06 to 12/31/06	16,430,030	$21.29	16,425,602	$3,800,689,819

Total	32,048,472	$21.83	32,038,760

(1)	In addition to purchases under the 2006 Stock Repurchase Program (as defined below), included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 8,445 shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees and the surrender of 1,267 shares of Motorola common stock to pay the option exercise price in connection with the exercise of employee stock options.

(2)	Average price paid per share of stock repurchased under the 2006 Stock Repurchase Program is execution price, excluding commissions paid to brokers.

(3)	On May 18, 2005, the Company announced that its Board of Directors authorized the Company to repurchase up to $4 billion of its outstanding shares of common stock over a period of up to 36 months ending in May 2008, subject to market conditions (the “2005 Stock Repurchase Program”). On July 24, 2006, the Company announced that it entered into an agreement to repurchase approximately $1.2 billion of its outstanding shares of common stock. This repurchase, which was accomplished through an accelerated stock buyback (“ASB”) agreement, together with all repurchases made prior to the date thereof, completed the repurchases authorized under the 2005 Stock Repurchase Program. Under the ASB the Company immediately paid $1.2 billion and received an initial 37.9 million shares in July followed by an additional 11.3 million shares in August. In October, the Company received an additional 1.3 million shares, as the final adjustment under the ASB. The total shares repurchased under the ASB were 50.5 million.

(4)	The 1.3 million shares delivered under the ASB that were delivered in October, but paid for in July, have not been reflected in October purchases.

(5)	The Company also announced on July 24, 2006 that its Board of Directors authorized the Company to repurchase up to an additional $4.5 billion of its outstanding shares of common stock over a period of up to 36 months ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”).

PERFORMANCE GRAPH
      The following graph compares the five-year cumulative total returns of Motorola, Inc., the S&P 500 Index and the S&P Communications Equipment Index.
      This graph assumes $100 was invested in the stock or the Index on December 31, 2001 and also assumes the reinvestment of dividends. This graph assumes reinvestment of the Company’s distribution to its shareholders of 0.110415 shares of Class B common stock of Freescale Semiconductor, Inc. (“Freescale Class B Shares”) on December 2, 2004 for each share of Motorola common stock. For purposes of this graph, the Freescale Semiconductor, Inc. distribution is treated as a non-taxable cash dividend of $2.06 (the value of 0.110415 Freescale Class B Shares, based on Freescale Semiconductor’s December 2, 2004 closing price of $18.69) that would have been reinvested in Motorola common stock at the close of business on December 2, 2004.
Five-Year Performance Graph

Item 6: Selected Financial Data
Motorola, Inc. and Subsidiaries
Five Year Financial Summary

	Years Ended December 31

(Dollars in millions, except as noted)	2006	2005	2004	2003	2002

Operating Results
Net sales	$42,879	$35,262	$29,663	$21,718	$22,105
Costs of sales	30,152	23,833	19,698	14,567	14,812

Gross margin	12,727	11,429	9,965	7,151	7,293

Selling, general and administrative expenses	4,504	3,628	3,508	3,084	3,703
Research and development expenditures	4,106	3,600	3,316	2,849	2,777
Other charges (income)	25	(404)	149	77	1,384

Operating earnings (loss)	4,092	4,605	2,992	1,141	(571)

Other income (expense):
Interest income (expense), net	326	71	(200)	(296)	(347)
Gains on sales of investments and businesses, net	41	1,845	460	540	81
Other	151	(109)	(140)	(141)	(1,343)

Total other income (expense)	518	1,807	120	103	(1,609)

Earnings (loss) from continuing operations before income taxes	4,610	6,412	3,112	1,244	(2,180)
Income tax expense (benefit)	1,349	1,893	1,013	403	(760)

Earnings (loss) from continuing operations	3,261	4,519	2,099	841	(1,420)
Earnings (loss) from discontinued operations, net of tax	400	59	(567)	52	(1,065)

Net earnings (loss)	$3,661	$4,578	$1,532	$893	$(2,485)

Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share	$1.30	$1.79	$0.87	$0.36	$(0.62)
Diluted earnings (loss) per common share	1.46	1.81	0.64	0.38	(1.09)
Diluted weighted average common shares outstanding (in millions)	2,504.2	2,527.0	2,472.0	2,351.2	2,282.3
Dividends paid per share	$0.18	$0.16	$0.16	$0.16	$0.16

Balance Sheet
Total assets	$38,593	$35,802	$30,922	$31,999	$31,152
Long-term debt and redeemable preferred securities	2,704	3,806	4,581	6,007	6,477
Total debt and redeemable preferred securities	4,397	4,254	5,298	6,876	7,975
Total stockholders’ equity	17,142	16,673	13,331	12,689	11,239

Other Data
Capital expenditures	$649	$548	$405	$309	$332
% of sales	1.5%	1.6%	1.4%	1.4%	1.5%
Research and development expenditures	$4,106	$3,600	$3,316	$2,849	$2,777
% of sales	9.6%	10.2%	11.2%	13.1%	12.6%
Year-end employment (in thousands)*	66	69	68	88	97

*	Employment decrease in 2004 primarily reflects the impact of the spin-off of Freescale Semiconductor.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2006. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto which appear beginning under “Item 8: Financial Statements and Supplementary Data.”
Executive Overview
What businesses are we in?
      Motorola reports financial results for the following three operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. The segment’s net sales in 2006 were $28.4 billion, representing 66% of the Company’s consolidated net sales.

•	The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market), and (ii) analog and digital two-way radio, voice and data communications products and systems, as well as wireless broadband systems, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market). In January 2007, the segment completed the acquisition of Symbol Technologies, Inc. (“Symbol”), a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions. Symbol will become the cornerstone of the segment’s enterprise mobility strategy. The segment’s net sales in 2006 were $11.2 billion, representing 26% of the Company’s consolidated net sales.

•	The Connected Home Solutions segment designs, manufactures, sells and services: (i) cable television, Internet Protocol (“IP”) video and broadcast network set-top boxes (“digital entertainment devices”), (ii) end-to-end digital video system solutions, (iii) broadband access networks, and (iv) IP-based data and voice products (including modems). The segment’s net sales in 2006 were $3.3 billion, representing 8% of the Company’s consolidated net sales.
What were our 2006 financial highlights?

•	Net Sales Increased 22%: Our net sales were $42.9 billion in 2006, up 22% from $35.3 billion in 2005. Net sales increased in all three of our operating segments.

•	Operating Earnings were $4.1 Billion: We generated operating earnings of $4.1 billion in 2006, a decrease of 11% compared to operating earnings of $4.6 billion in 2005. Operating margin was 9.5% of net sales in 2006, compared to 13.1% of net sales in 2005.

•	Earnings From Continuing Operations were $3.3 Billion: We generated earnings from continuing operations of $3.3 billion in 2006, a 28% decrease compared to earnings from continuing operations of $4.5 billion in 2005.

•	Earnings From Continuing Operations of $1.30 per Share: Our earnings from continuing operations per diluted common share were $1.30 in 2006, compared to earnings from continuing operations per diluted common share of $1.79 in 2005.

•	Operating Cash Flow of $3.5 Billion: We generated operating cash flow of $3.5 billion in 2006, compared to operating cash flow of $4.3 billion in 2005.

•	Net Cash* Increased by 7%: We increased our net cash position by $712 million during 2006 and ended the year with a net cash position of $11.2 billion.

*	Net Cash = Cash and cash equivalents + Sigma Funds + Short-term investments - Notes payable and current portion of long-term debt — Long-term Debt

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Gains on Sales of Investments and Businesses Decreased by $1.8 Billion: In 2005, we recognized $1.8 billion of net gains relating to our equity investments in other companies, primarily from gains on our shares of Sprint Nextel Corporation (“Sprint Nextel”), and its predecessors. In 2006, net gains from the sale of equity investments were $41 million, a decrease of $1.8 billion.

•	171.7 Million Shares of Motorola Common Stock Repurchased for $3.8 Billion: During 2006, the Company repurchased 171.7 million of its common shares for an aggregate cost of $3.8 billion. In 2005, when the Company initiated the first stock repurchase program in its history, it repurchased 41.7 million common shares at a cost of $874 million.
What were the financial highlights for our three operating businesses in 2006?

•	In Our Mobile Devices Business: Net sales increased by $6.9 billion, or 32%, to $28.4 billion and operating earnings increased by 23% to $2.7 billion. As the second largest worldwide supplier of wireless handsets, we shipped 217.4 million handsets in 2006, up 49% from 2005, and gained more than four percentage points of global market share to an estimated 22%. The gain in market share reflected strong demand for our products, particularly our products for GSM and CDMA technologies. The segment had higher net sales in High Growth markets (defined as countries in the Middle East, Africa, Southeast Asia and India), North Asia, North America and Latin America, as a result of an improved product portfolio, strong market growth in emerging markets, and high replacement sales in more mature markets. Average selling price (“ASP”) decreased approximately 11% compared to 2005, driven primarily by an unfavorable geographic and product-tier mix.

•	In Our Networks and Enterprise Business: Net sales increased by $43 million to $11.2 billion and operating earnings were down 22% to $1.5 billion. The business had higher net sales in the Europe, Middle East and Africa region (“EMEA”) and Latin America, largely offset by lower net sales in North America and Asia. The business’ slight increase in net sales reflected higher net sales in the private networks market, offset by lower net sales in the public networks market. The decrease in operating earnings was primarily due to: (i) a decrease in gross margin, due to an unfavorable product/regional mix and competitive pricing in the public networks market, and (ii) an increase in reorganization of business charges, primarily related to employee severance costs.

•	In Our Connected Home Solutions Business: Net sales increased by $456 million, or 16%, to $3.3 billion and operating earnings increased by 46% to $224 million. The business had higher net sales in all regions. Net sales of digital entertainment devices increased by 24%, driven by a product-mix shift towards higher-end products, particularly HD/ DVR set-top boxes. The segment continued to be the worldwide leader in market share for digital entertainment devices. Net sales of cable modems increased 18%, primarily due to increases in: (i) cable modem unit shipments, and (ii) ASPs, reflecting increased demand for voice-enabled modems. The business retained its leading worldwide market share in cable modems.
What were our major accomplishments and challenges in 2006?
      In 2006, Motorola continued to focus on increasing profitable sales and growing market share by building on our vision of seamless mobility. We continued our expansion into developing markets, enhanced Motorola’s product portfolio with innovative and exciting new devices and solutions and built on the leadership position of our three business segments through strategic transactions. Although we did not meet our operating earnings target in our Mobile Devices business during the fourth quarter of 2006, we believe that Motorola remains well positioned in our markets.

•	In Our Mobile Devices Business: During the year, Motorola’s unit shipments grew faster than the total market and faster than our top competitors. As a result, Motorola believes it expanded its global market share in mobile handsets to approximately 22%, up more than 4 percentage points compared to 2005 market share.

The growth in unit sales was fueled by continued demand for the iconic MOTORAZR and new additions to our product portfolio. Motorola shipped 50 new devices in 2006, including the MOTO Q, for the customer who multi-tasks and wants flexibility in today’s fast-paced business environment, and the MOTOKRZR, for the customer eager to have the industry’s newest ultra-slim and ultra-stylish handset. Motorola also introduced the MOTORAZR (RED) and MOTOSLVR (RED), new wireless phones

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

designed in partnership with PRODUCT(RED), to raise awareness and money for The Global Fund, an innovative public-private partnership created to finance a dramatic turnaround in the fight against AIDS in Africa with an emphasis on women and children.

Additionally, the Mobile Devices business continued its expansion into previously underserved markets, in connection with the Company’s ongoing effort to connect “the next billion” mobile phone users. Working closely with the GSM Association (“GSMA”), Motorola has enabled economic and social development by providing affordable, high-quality access to mobile communications in such markets as India, the Philippines, Indonesia and Africa. Most recently, Motorola advanced its efforts to redefine the mobile phone marketplace with the launch of the MOTOFONE handset, the first of a new breed of handsets designed to disrupt today’s communications landscape by cutting across price tiers, product segments and international markets.

The Mobile Devices business also sought to improve its product offerings through strategic acquisitions. The business acquired TTP Communications plc, a developer of intellectual property used in the design and manufacture of wireless communication terminals and a leading provider of protocol stack software that offers rapid customization of handsets through its AJAR applications framework. In early 2007, the business completed the acquisition of Good Technology, Inc., a leader in enterprise mobile computing software and service. The acquisition is expected to extend Motorola’s mobile computing capabilities while also increasing the Company’s enterprise client base.

The Mobile Devices business did face significant challenges during the year, particularly towards the end of the year. In the fourth quarter, the business was negatively impacted because its forecasts of the overall pricing, mix and volume in its GSM business proved to be incorrect. Also, the business failed to capitalize on the strength of the UMTS market and was impacted by challenges in our iDEN business in the United States. As a result of these challenges, Mobile Devices’ fourth-quarter profitability fell significantly short of our expectations and ASPs and gross margin as a percentage of sales both decreased in 2006 compared to 2005.

•	In Our Networks and Enterprise Business: One of Motorola’s most important initiatives in 2006 was to strengthen our position in enterprise mobility. Building on our Networks and Enterprise business’ record $11.2 billion of sales in 2006, Motorola significantly expanded its presence in the enterprise space. In January 2007, we completed the acquisition of Symbol Technologies, Inc. (“Symbol”), an industry leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions. Symbol has a world-class product portfolio and valuable intellectual property and will be the cornerstone of the Networks and Enterprise business’ enterprise strategy.

Motorola also initiated a new collaboration with Huawei Technologies to bring an enhanced and extensive portfolio of UMTS and high speed downlink packet access (“HSDPA”)/ high speed uplink packet access (“HSUPA”) infrastructure equipment to customers worldwide. One of the elements of this collaboration is the creation of a joint research and development center in Shanghai, China, where employees from both companies work on development of the architecture and portfolio of products and services.

In the public networks market, Sprint Nextel selected Motorola to play a major role in the Sprint Nextel WiMAX infrastructure roll-out. Motorola has been a long-standing proponent of WiMAX and is now participating in 22 WiMAX trials globally. As the exclusive supplier of iDEN technology and a major supplier of CDMA and EV-DO Revision A technologies, the Company offers a complete, end-to-end solution and is uniquely positioned to expand the seamless mobility experience into the wireless mobile broadband market.

Motorola also maintained momentum in infrastructure development and services in 2006 by continuing to deliver outstanding technologies and services for wireless and wireline carriers. Through 2006, the business has 55 commercial deployments of push-to-talk over cellular (“PoC”) technology with customers operating in 39 countries. The Company’s IP Multimedia Subsystem (“IMS”) technology and Open Mobile Alliance (“OMA”) PoC standards compatible solution lays the foundation for further “Push-To” applications.

During 2006, the business continued to refresh and redefine its product portfolio. It completed a number of significant acquisitions, including: (i) Orthogon Systems LLC, a leader in wireless Ethernet connectivity and orthogonal frequency division multiplexing (“OFDM”) technology for fixed wireless equipment, and (ii) NextNet Wireless, Inc., a former Clearwire Corporation subsidiary and a leading

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provider of OFDM-based non-line-of-sight (“NLOS”) wireless broadband infrastructure equipment. Also, Motorola sold its automotive electronics business to German automotive supplier Continental AG for approximately $900 million.

The Networks and Enterprise business faced challenges during 2006, as sales of iDEN and GSM infrastructure declined compared to 2005. The business also continued to invest in next-generation technologies that did not, nor were expected to, contribute meaningful sales or earnings to the business in 2006.

•	In Our Connected Home Solutions Business: The Connected Home Solutions business is the world’s leading provider of digital video set-top boxes and cable modems, with sales of $3.3 billion in 2006. Motorola shipped over 10 million digital set-tops this year and almost one-third of these shipments were high-definition TV (“HDTV”) capable. Motorola shipped over 10 million data modems, of which 3.7 million were voice-over-IP (“VoIP”) capable. The fourth quarter saw Motorola ship its 50 millionth digital entertainment device, a significant milestone that underscored the Company’s heritage of delivering innovations for the digital cable connected home.

The segment expanded its next-generation digital video portfolio, completing several significant acquisitions, including: (i) Kreatel Communications AB, a leading developer of innovative IP-based digital set-top boxes and software, (ii) Broadbus Technologies, Inc., a provider of technology solutions for television on demand, and (iii) Vertasent LLC, a software developer for managing technology elements for switched digital video networks. In early 2007, the Connected Home Solutions business completed the acquisition of Netopia, Inc., a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections. The business also announced its intention to acquire Tut Systems, Inc., a leading developer of edge routing and video encoders. With these acquisitions, Motorola now has enhanced capabilities in its end-to-end, switched digital video solution and a leadership position in the IP-based set-top box market.

Looking Forward
      Although our Networks and Enterprise and Connected Home Solutions businesses ended 2006 with strong momentum, our Mobile Devices business faced major challenges during the latter part of 2006, causing its fourth-quarter profitability to fall significantly short of our expectations. We intend to improve the profitability of this business and we are taking the necessary actions to make that happen. As we enter 2007, we remain confident in the strength of each of our core markets. With our continued dedication to quality and our unrelenting focus on innovation, we are committed to executing on our strategic plan and pursuing profitable sales growth across all of our businesses. We believe that a balanced focus on profitability and growth will drive shareholder value.
      Our vision of seamless mobility continues to drive everything we do. We are dedicated to building simple and seamless connections to people, information and entertainment. We will do this by continuing to revolutionize wireless networks and broadband communications — bringing cutting-edge technologies into everyday life and empowering the mobile consumer to go anywhere and do anything without sacrificing complete connectivity. We strive to design and deliver new “must have” products, “must do” experiences and powerful networks that enable mobility, along with a full complement of support services. We will continue executing on this vision by extending it around the world and unveiling new technology platforms and products that break down the boundaries of traditional communication and improve life.
      As we continue to expand the geographies that our products and services reach, it remains important that we embrace the unique needs and customs of our local markets. Vast segments of the world’s population, many of whom are yet to make a phone call or connect to the Internet, represent a tremendous opportunity for Motorola to extend our brand. As our world becomes increasingly interlinked, Motorola is focused on connecting “the next billion” mobile phone users. Globalization has made, and will continue to make, country-specific knowledge, talent and leadership indispensable. We have worked to develop specific expertise that allows us to understand the technology needs of each market, rather than a “one-size-fits-all” solution. We are building a strong and efficient footprint in the developing world, and we expect that this will generate financial benefits for Motorola and make a profound and lasting impact on those who were previously unable to “connect.”
      Going forward we are very focused on improving Motorola’s operating margin percentage. Much of this focus will center on our Mobile Devices business, which accounts for nearly two-thirds of our sales and generated much lower than expected operating margins in the fourth quarter of 2006. Over the last three years, the focus on market

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

share growth in the Mobile Devices business has increased its share of the global handset market from approximately 12% to approximately 22%. Going forward, this business will rebalance its market share and profitability objectives, with greater emphasis on profitability. To do this, we will continue to refresh and revitalize our product portfolio, with greater emphasis on higher-tier multimedia experiences. At the same time, we are increasing our focus on our cost structure, with particular emphasis on reducing manufacturing and design costs. We will seek to reduce costs and accelerate our time to market by focusing on our silicon and software platform strategies. We will also continue to invest in the Motorola brand, with emphasis on effective marketing of 2007 product line introductions. Although the Mobile Devices business will place a greater emphasis on profitability, we recognize that near-to-medium term pricing pressures will provide challenges to improving margins and profitability.
      The transformation of our Networks and Enterprise business began in 2006, when we combined our cellular networks infrastructure business with our government and enterprise mobility business, and this transformation will continue in 2007. In early 2007, we completed the acquisition of Symbol Technologies, Inc., which now forms the cornerstone of our enterprise mobility business. Our goal is to continue to grow our Networks and Enterprise business consistently and profitably. We are investing to be the leading infrastructure provider of WiMAX, a next-generation wireless broadband technology, and we expect the WiMAX market to begin to materialize in 2008 as several WiMAX networks come on-line. Also, we will continue to develop next-generation products and solutions for our government and public safety customers, for whom homeland security and public safety needs continue to be front and center. As the Internet goes mobile and enterprise customers look to enhance productivity, we will leverage our acquisition of Symbol with our existing enterprise assets to capitalize on the enterprise mobility market.
      Our Connected Home Solutions business will continue to focus on expanding its leadership position in broadband connected home products and services in North America while capitalizing on new markets outside of North America. Our shipments outside North America have grown in each of the last three years and these markets continue to provide new growth opportunities. We believe we are well positioned to capitalize on the convergence of services and application across delivery platforms within the home and across mobile applications.
      We conduct our business in highly-competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new (and often well-capitalized) competitors into markets we serve, and frequent consolidations among our customers and competitors, among other matters, introduce volatility into our operating performance and cash flow from operations. Meeting these disruptive challenges while working towards full digital convergence requires continual technological advancements and continued investment in innovative solutions. We must have compelling products that meet the expanding needs and evolving desires of our customers around the world. We are focused on meeting these challenges and improving our profitability.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Years Ended December 31
(Dollars in millions, except per share
amounts)	2006	% of sales	2005	% of sales	2004	% of sales

Net sales	$42,879		$35,262		$29,663
Costs of sales	30,152	70.3%	23,833	67.6%	19,698	66.4%

Gross margin	12,727	29.7%	11,429	32.4%	9,965	33.6%
Selling, general and administrative expenses	4,504	10.5%	3,628	10.3%	3,508	11.8%
Research and development expenditures	4,106	9.6%	3,600	10.2%	3,316	11.2%
Other charges(income)	25	0.1%	(404)	(1.2)%	149	0.5%

Operating earnings	4,092	9.5%	4,605	13.1%	2,992	10.1%
Other income (expense):
Interest income (expense), net	326	0.8%	71	0.2%	(200)	(0.7)%
Gains on sales of investments and businesses, net	41	0.1%	1,845	5.2%	460	1.6%
Other	151	0.4%	(109)	(0.3)%	(140)	(0.5)%

Earnings from continuing operations before income taxes	4,610	10.8%	6,412	18.2%	3,112	10.5%
Income tax expense	1,349	3.2%	1,893	5.4%	1,013	3.4%

Earnings from continuing operations	3,261	7.6%	4,519	12.8%	2,099	7.1%
Earnings (loss) from discontinued operations, net of tax	400	0.9%	59	0.2%	(567)	(1.9)%

Net earnings	$3,661	8.5%	$4,578	13.0%	$1,532	5.2%

Earnings (loss) per diluted common share:
Continuing operations	$1.30		$1.79		$0.87
Discontinued operations	0.16		0.02		(0.23)

	$1.46		$1.81		$0.64

      Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2006, 2005 and 2004 are as follows:
Geographic Market Sales by Locale of End Customer

	2006	2005	2004

United States	44%	47%	48%
Europe	15%	19%	19%
Asia, excluding China	11%	9%	10%
China	11%	8%	10%
Latin America	10%	10%	10%
Other Markets	9%	7%	3%

	100%	100%	100%

Results of Operations—2006 Compared to 2005

Net Sales
      Net sales were $42.9 billion in 2006, up 22% compared to $35.3 billion in 2005. The increase in net sales includes: (i) a $6.9 billion increase in net sales by the Mobile Devices segment, driven by a 49% increase in unit shipments, reflecting strong demand for GSM and CDMA handsets, partially offset by an 11% decline in average selling price (“ASP”), (ii) a $456 million increase in net sales by the Connected Home Solutions segment, primarily due to increased demand for HD/ DVR set-top boxes, and (iii) a $43 million increase in net sales by the Networks and Enterprise segment, driven by higher net sales in the Europe, Middle East and Africa region and Latin America, partially offset by lower net sales in North America and Asia.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Margin
      Gross margin was $12.7 billion, or 29.7% of net sales, in 2006, compared to $11.4 billion, or 32.4% of net sales, in 2005. This increase in gross margin was primarily driven by the Mobile Devices segment, due to: (i) the 49% increase in unit shipments, (ii) savings from supply chain cost-reduction initiatives, and (iii) increased income from technology and platform licensing, partially offset by an 11% decline in ASP. The Connected Home Solutions segment also achieved higher gross margin in 2006 compared to 2005, primarily driven by a 16% increase in net sales. Gross margin decreased in the Networks and Enterprise segment, due to an unfavorable product/regional mix and competitive pricing in the public networks market.
      In 2006 compared to 2005, gross margin as a percentage of net sales: (i) decreased in the Mobile Devices and Networks and Enterprise segments, and (ii) increased in the Connected Home Solutions segment. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in 2006 compared to 2005 can be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices segment, which generates lower gross margins than the overall Company average.

Selling, General and Administrative Expenses
      Selling, general and administrative (“SG&A”) expenses increased 24% to $4.5 billion, or 10.5% of net sales, in 2006, compared to $3.6 billion, or 10.3% of net sales, in 2005. The increase in SG&A expenses was primarily driven by: (i) increased marketing expenses, mainly in the Mobile Devices segment, to support higher net sales and promote brand awareness, (ii) recognition of share-based compensation expense to SG&A-related employees in connection with the adoption of SFAS 123R, and (iii) increased selling and sales support expenses, driven by the increase in sales commissions from the increase in net sales. SG&A expenses as a percentage of net sales were up slightly, driven by an increase in the Mobile Devices segment, offset by a decreased in the Connected Home Solutions segment.

Research and Development Expenditures
      Research and development (“R&D”) expenditures increased 14% to $4.1 billion, or 9.6% of net sales, in 2006, compared to $3.6 billion, or 10.2% of net sales, in 2005. All three of the Company’s operating segments had increased R&D expenditures in 2006 compared to 2005. This increase was primarily due to: (i) developmental engineering expenditures for new product development and investment in next-generation technologies across all segments, and (ii) recognition of share-based compensation expense to R&D-related employees in connection with the adoption of SFAS 123R. R&D expenditures as a percentage of net sales decreased, driven by decreases in the Mobile Devices and Connected Home Solutions segments.

Other Charges (Income)
      The Company recorded charges of $25 million in Other charges (income) in 2006, compared to income of $404 million in 2005. The charges in 2006 include: (i) $172 million of net charges for reorganization of businesses, (ii) $100 million of charges relating to the amortization of intangibles, (iii) an $88 million charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party, (iv) $50 million of legal reserves, and (v) $33 million from acquisition-related in-process research and development charges (“IPR&D”), partially offset by $418 million of income for collections relating to the Telsim settlement. The net income of $404 million in 2005 primarily consisted of $515 million of income for collections relating to the Telsim settlement, partially offset by: (i) $67 million of charges relating to the amortization of intangibles, (ii) $54 million of net charges for reorganization of businesses, and (iii) $2 million from acquisition-related IPR&D. The net reorganization of businesses charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income (Expense)
      Net interest income was $326 million in 2006, compared to net interest income of $71 million in 2005. Net interest income in 2006 included interest income of $661 million, partially offset by interest expense of $335 million. Net interest income in 2005 included interest income of $396 million, partially offset by interest expense of $325 million. The increase in net interest income is primarily attributed to an increase in interest income due to higher average cash, cash equivalents and Sigma Funds balances earning interest at higher rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gains on Sales of Investments and Businesses
      Gains on sales of investments and businesses were $41 million in 2006, compared to $1.8 billion in 2005. In 2006, the $41 million of net gains primarily reflects a gain of $141 million on the sale of the Company’s remaining shares in Telus Corporation, partially offset by a loss of $126 million on the sale of the Company’s remaining shares in Sprint Nextel Corporation (“Sprint Nextel”). In 2005, the net gains were primarily related to: (i) a $1.3 billion net gain in connection with the completion of the merger between Sprint Corporation (“Sprint”) and Nextel Communications, Inc. (“Nextel”), and (ii) a $609 million net gain on the sale of a portion of the Company’s shares of Nextel, partially offset by a $70 million net loss on the sale of a portion of the Company’s shares of Sprint Nextel.

Other
      Income classified as Other, as presented in Other income (expense), was $151 million in 2006, compared to net charges of $109 million in 2005. The net income in 2006 was primarily comprised of: (i) a $99 million net gain due to an increase in market value of a zero-cost collar derivative entered into to protect the value of the Company’s investment in Sprint Nextel, and (ii) $60 million of foreign currency gains, partially offset by $27 million of investment impairment charges. The net charges in 2005 were primarily comprised of: (i) $137 million of debt retirement costs, relating to the Company’s repurchase of an aggregate principal amount of $1.0 billion of long-term debt through cash tender offers, (ii) $38 million of foreign currency losses, and (iii) $25 million in investment impairment charges, partially offset by: (i) a $51 million gain due to an increase in the market value of variable forward instruments entered into to protect the Company’s investment in Nextel common stock prior to the merger of Sprint and Nextel, and (ii) $30 million in income from the repayment of a previously-reserved loan related to Iridium.

Effective Tax Rate
      The effective tax rate was 29% in 2006, representing a $1.3 billion net tax expense, compared to 30% in 2005, representing a $1.9 billion net tax expense. During 2006, the Company recorded $348 million in net tax benefits, comprised of: (i) a $186 million tax benefit for the reduction in deferred tax valuation allowances for its German and U.K. subsidiaries, (ii) $68 million relating to incremental net tax benefits realized in 2006 relating to its 2005 repatriations, (iii) a $54 million tax benefit driven by a mix shift in profits towards lower-tax jurisdictions that the Company intends to permanently reinvest, (iv) a $44 million tax benefit for favorable settlements reached with foreign tax jurisdictions, (v) a $34 million tax charge for a valuation allowance relating to deferred tax assets on select investments, and (vi) a $30 million incremental tax benefit relating to the contribution of appreciated equity holdings to the Company’s charitable foundation. Additionally, during 2006, the Company incurred nondeductible IPR&D charges relating to acquisitions and restructuring charges in low tax jurisdictions that caused an increase in the Company’s effective tax rate. The Company’s effective tax rate in 2006, excluding the net tax benefits, nondeductible IPR&D charges and restructuring charges in low tax jurisdictions, was 36%.
      During 2005, the tax rate reflected a $265 million net tax benefit related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004 and an $81 million net tax benefit on the stock sale of a sensor business that was divested in 2005.

Earnings from Continuing Operations
      The Company had earnings from continuing operations before income taxes of $4.6 billion in 2006, compared to earnings from continuing operations before income taxes of $6.4 billion in 2005. After taxes, the Company had earnings from continuing operations of $3.3 billion, or $1.30 per diluted share, in 2006, compared with earnings from continuing operations of $4.5 billion, or $1.79 per diluted share, in 2005.
      The decrease in earnings from continuing operations before income taxes in 2006 compared to 2005 is primarily attributed to: (i) a $1.8 billion decrease in gains on the sale of investments and businesses, (ii) an $876 million increase in SG&A expenses, (iii) a $506 million increase in R&D expenditures, and (iv) a $429 million change in Other charges (income). These negative impacts on operating earnings were partially offset by: (i) a $1.3 billion increase in gross margin, primarily due to the $7.6 billion increase in net sales, (ii) a $260 million increase in income classified as Other, as presented in Other income (expense), and (iii) a $255 million increase in net interest income.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations—2005 Compared to 2004

Net Sales
      Net sales were $35.3 billion in 2005, up 19% from $29.7 billion in 2004. Net sales increased in all three of the Company’s segments in 2005 compared to 2004. The overall increase in net sales reflected: (i) a $4.4 billion increase in net sales by the Mobile Devices segment, driven by a 40% increase in unit shipments, reflecting strong demand for GSM handsets, (ii) a $737 million increase in net sales by the Networks and Enterprise segment, reflecting higher net sales in North America and EMEA, partially offset by lower net sales in Asia and Latin America, and (iii) a $536 million increase in net sales by the Connected Home Solutions segment, primarily driven by increases in both ASP and unit shipments of digital entertainment devices.

Gross Margin
      Gross margin was $11.4 billion, or 32.4% of net sales, in 2005, compared to $10.0 billion, or 33.6% of net sales, in 2004. All three of the Company’s operating segment had higher gross margin in 2005 compared to 2004. The increase in gross margin in the Mobile Devices segment was primarily due to a 25% increase in net sales, driven by a 40% increase in unit shipments, partially offset by: (i) a 10% decline in ASP, and (ii) a charge for past use of Kodak intellectual property. The increase in gross margin in the Networks and Enterprise segment was primarily due to: (i) a 7% increase in net sales, and (ii) improvements in the cost structure of the public networks business. The increase in gross margin in the Connected Home Solutions segment was primarily due to a 23% increase in net sales.
      In 2005 compared to 2004, gross margin as a percentage of net sales: (i) decreased in the Mobile Devices and Connected Home Solutions segments, and (ii) increased in the Networks and Enterprise segment. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in 2005 compared to 2004 can be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices segment, which generates lower gross margins than the overall Company average.

Selling, General and Administrative Expenses
      SG&A expenses increased 3% to $3.6 billion, or 10.3% of net sales, in 2005, compared to $3.5 billion, or 11.8% of net sales, in 2004. The Mobile Devices and Networks and Enterprise segments had increased SG&A expenses in 2005 compared to 2004. The increase in SG&A expenses in 2005 compared to 2004 was due to: (i) increased marketing expenses to support higher sales and promote brand awareness, and (ii) increased selling and sales support expenses, driven by the increase in sales commissions from the increase in net sales. SG&A expense as a percentage of net sales decreased, driven by decreases in the Mobile Devices and Connected Home Solutions segments.

Research and Development Expenditures
      R&D expenditures increased 9% to $3.6 billion, or 10.2% of net sales, in 2005, compared to $3.3 billion, or 11.2% of net sales, in 2004. All three of the Company’s segments had increased R&D expenditures in 2005 compared to 2004. The increase in R&D expenditures was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies across all segments. R&D expenditures as a percentage of net sales decreased, driven by decreases in the Mobile Devices and Networks and Enterprise segments, partially offset by an increase in the Connected Home Solutions segment.

Other Charges (Income)
      The Company recorded net income of $404 million in Other charges (income) in 2005, compared to net charges of $149 million in 2004. The net income in 2005 primarily consisted of $515 million in income for collections relating to the Telsim settlement, partially offset by: (i) $67 million of charges relating to the amortization of intangibles, (ii) $54 million net of charges for reorganization of businesses, and (iii) $2 million from acquisition-related IPR&D charges. The net charges of $149 million in 2004 primarily consisted of: (i) a $125 million charge for goodwill impairment, related to the sensor business that was divested in 2005, (ii) $52 million of charges relating to the amortization of intangibles, and (iii) $34 million from acquisition-related IPR&D, partially offset by: (i) $44 million in income from the reversal of financing receivable reserves due to the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

partial collection of the previously-uncollected receivable from Telsim, and (ii) $11 million of net reorganization of businesses reversals for reserves no longer needed. The net reorganization of businesses charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income (Expense)
      Net interest income was $71 million in 2005, compared to net interest expense of $200 million in 2004. Net interest income in 2005 included interest income of $396 million, partially offset by interest expense of $325 million. Net interest expense in 2004 included interest expense of $354 million, partially offset by interest income of $154 million. The increase in net interest income in 2005 compared to 2004 reflects: (i) an increase in interest income due to higher average cash, cash equivalents and Sigma Funds balances earning interest at higher rates, and (ii) the significantly lower levels of total debt in 2005 compared to 2004.

Gains on Sales of Investments and Businesses
      Gains on sales of investments and businesses were $1.8 billion in 2005, compared to $460 million in 2004. The 2005 net gains were primarily: (i) a $1.3 billion net gain recognized when the Company received 69.3 million shares of Sprint Nextel, as well as $46 million in cash, in exchange for the Company’s shares of Nextel when Sprint and Nextel completed their merger in August 2005, (ii) a $609 million net gain on the sale of a portion of the Company’s shares of Nextel, partially offset by a $70 million net loss on the sale of a portion of the Company’s shares of Sprint Nextel. The 2004 net gains of $460 million were primarily related to: (i) a $130 million gain on the sale of the Company’s remaining shares in Broadcom Corporation, (ii) a $122 million gain on the sale of a portion of the Company’s shares in Nextel, (iii) an $82 million gain on the sale of a portion of the Company’s shares in Telus Corporation, and (iv) a $68 million gain on the sale of a portion of the Company’s shares in Nextel Partners, Inc.

Other
      Charges classified as Other, as presented in Other income (expense), were $109 million in 2005, compared to $140 million in 2004. The $109 million of net charges in 2005 were primarily comprised of: (i) $137 million of debt retirement costs, relating to the Company’s repurchase of an aggregate principal amount of $1.0 billion of long-term debt through cash tender offers, (ii) $38 million of foreign currency losses, and (iii) $25 million in investment impairment charges, partially offset by: (i) a $51 million gain due to an increase in the market value of variable forward instruments entered into to protect the Company’s investment in Nextel common stock prior to the merger of Sprint and Nextel, and (ii) $30 million in income from the repayment of a previously-reserved loan related to Iridium. The $140 million of net charges in 2004 was primarily comprised of: (i) $81 million of charges related to the redemption of debt, (ii) $44 million of foreign currency losses, and (iii) $36 million of investment impairment charges.

Effective Tax Rate
      The effective tax rate was 30% in 2005, representing a $1.9 billion net tax expense, compared to a 33% effective tax rate in 2004, representing a $1.0 billion net tax expense. The 2005 tax rate reflected a: (i) $265 million net tax benefit related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004, and (ii) an $81 million net tax benefit on the stock sale of a sensor business that was divested in 2005.
      The 2004 effective tax rate reflected a $241 million benefit from the reversal of previously-accrued income taxes as the result of settlements reached with taxing authorities and a reassessment of tax exposures based on the status of current audits, offset by: (i) a $125 million of nondeductible goodwill impairment charges related to the sensor business that was divested in 2005, and (ii) $31 million of acquisition-related IPR&D charges.

Earnings from Continuing Operations
      The Company had earnings from continuing operations before income taxes of $6.4 billion in 2005, compared to earnings from continuing operations before income taxes of $3.1 billion in 2004. After taxes, the Company had earnings from continuing operations of $4.5 billion, or $1.79 per diluted share from continuing operations, in 2005,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to earnings from continuing operations of $2.1 billion, or $0.87 per diluted share from continuing operations, in 2004.
      The $3.3 billion increase in earnings from continuing operations before income taxes is primarily attributed to: (i) a $1.5 billion increase in gross margin, primarily due to the $5.6 billion increase in total net sales, (ii) a $1.4 billion increase in gains on sales of investments and businesses, (iii) a $553 million increase in income classified as Other, (iv) a $271 million increase in net interest income, and (v) a $31 million decrease in expenses classified as Other, as presented in Other income (expense). These improvements in earnings were partially offset by: (i) a $284 million increase in R&D expenditures, and (ii) a $120 million increase in SG&A expenses.
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
      The Company realized cost-saving benefits of approximately $54 million in 2006 from the plans that were initiated during 2006, representing: (i) $31 million of savings in R&D expenditures, (ii) $14 million of savings in SG&A expenses, and (iii) $9 million of savings in Costs of sales. Beyond 2006, the Company expects the reorganization plans initiated during 2006 to provide annualized cost savings of approximately $214 million, representing: (i) $101 million of savings in R&D expenditures, (ii) $72 million of savings in SG&A expenses, and (iii) $41 million of savings in Cost of sales.
2006 Charges
      During the year ended December 31, 2006, the Company committed to implement various productivity improvement plans aimed principally at: (i) reducing costs in its supply-chain activities, (ii) integrating the former Networks segment and Government and Enterprise Mobility Solutions segment into one organization, the Networks and Enterprise segment, and (iii) reducing other operating expenses, primarily relating to engineering and development costs. The Company recorded net reorganization of business charges of $213 million, including $41 million of charges in Costs of sales and $172 million of charges under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $213 million are charges of $191 million for employee separation costs, $15 million for fixed asset impairment charges and $30 million for exit costs, partially offset by $23 million of reversals for accruals no longer needed. Total employees impacted by the actions committed to in 2006 are 3,900.
      The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2006

Mobile Devices	$(1)
Networks and Enterprise	157
Connected Home Solutions	50

206
General Corporate	7

$213

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2006 to December 31, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	December 31,
	2006	Charges	Adjustments	Used	2006

Exit costs—lease terminations	$50	$30	$(7)	$(19)	$54
Employee separation costs	53	191	(16)	(124)	104

	$103	$221	$(23)	$(143)	$158

(1)	Includes translation adjustments.

Exit Costs—Lease Terminations
      At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 additional charges of $30 million were primarily related to a lease cancellation by the Networks and Enterprise segment. The 2006 adjustments of $7 million represent reversals of accruals no longer needed. The $19 million used in 2006 reflects cash payments to lessors. The remaining accrual of $54 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2006, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees, of which 1,100 were direct employees and 500 were indirect employees. The 2006 additional charges of $191 million represent costs for an additional 3,900 employees, of which 1,700 were direct employees and 2,200 were indirect employees. The adjustments of $16 million represent reversals of accruals no longer needed.
      During 2006, approximately 3,200 employees, of which 1,400 were direct employees and 1,800 were indirect employees, were separated from the Company. The $124 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $104 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2006, is expected to be paid to approximately 2,300 employees to be separated in 2007.
2005 Charges
      During the year ended December 31, 2005, the Company recorded net reorganization of business charges of $91 million, including $37 million of charges in Costs of sales and $54 million of charges under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $91 million are charges of $86 million for employee separation costs and $15 million for fixed asset impairment charges and $5 million for exit costs, partially offset by $15 million of reversals for accruals no longer needed. Total employees impacted by these action were approximately 2,600.
      The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2005

Mobile Devices	$27
Networks and Enterprise	52
Connected Home Solutions	4

83
General Corporate	8

$91

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2005 to December 31, 2005:

	Accruals at	2005			Accruals at
	January 1,	Additional	2005(1)	2005 Amount	December 31,
	2005	Charges	Adjustments	Used	2005

Exit costs—lease terminations	$73	$5	$(7)	$(21)	$50
Employee separation costs	41	86	(14)	(60)	53

	$114	$91	$(21)	$(81)	$103

(1)	Includes translation adjustments.

Exit Costs—Lease Terminations
      At January 1, 2005, the Company had an accrual of $73 million for exit costs attributable to lease terminations. The 2005 additional charges of $5 million were primarily related to a lease cancellation by the Networks and Enterprise segment. The 2005 adjustments of $7 million represented reversals of $1 million for accruals no longer needed and $6 million of translation adjustments. The $21 million used in 2005 reflected cash payments to lessors. The remaining accrual of $50 million, which was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2005, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $41 million for employee separation costs, representing the severance costs for approximately 400 employees, of which 50 were direct employees and 350 were indirect employees. The 2005 additional charges of $86 million represented the severance costs for approximately 2,600 employees, of which 1,300 were direct employees and 1,300 were indirect employees. The adjustments of $14 million represented reversals of accruals no longer needed.
      During 2005, approximately 1,400 employees, of which 300 were direct employees and 1,100 were indirect employees, were separated from the Company. The $60 million used in 2005 reflected cash payments to these separated employees. The remaining accrual of $53 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2005.
2004 Charges
      During the year ended December 31, 2004, the Company recorded net reorganization of business reversals of $15 million, including $4 million of reversals in Costs of sales and $11 million of reversals under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $15 million are charges of $54 million for employee separation costs, partially offset by $63 million of reversals for accruals no longer needed and $6 million for fixed asset adjustment income. Total employees impacted by these actions were approximately 800.
      The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2004

Mobile Devices	$(28)
Networks and Enterprise	2
Connected Home Solutions	(4)

(30)
General Corporate	15

$(15)

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2004 to December 31, 2004:

	Accruals at	2004			Accruals at
	January 1,	Additional	2004(1)	2004 Amount	December 31,
	2004	Charges	Adjustments	Used	2004

Exit costs—lease terminations	$122	$—	$(18)	$(31)	$73
Employee separation costs	116	54	(34)	(95)	41

	$238	$54	$(52)	$(126)	$114

(1)	Includes translation adjustments.

Exit Costs—Lease Terminations
      At January 1, 2004, the Company had an accrual of $122 million for exit costs attributable to lease terminations. The 2004 adjustments of $18 million represented reversals of $29 million for accruals no longer needed, partially offset by an $11 million translation adjustment. The $31 million used in 2004 reflected cash payments to lessors. The remaining accrual of $73 million, which was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2004, represents future cash payments for lease termination obligations.

Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees, of which 1,000 were direct employees and 1,100 were indirect employees. The 2004 additional charges of $54 million represented the severance costs for approximately 800 employees, of which 100 were direct employees and 700 were indirect employees. The adjustments of $34 million represented reversals of accruals no longer needed.
      During 2004, approximately 2,500 employees, of which 1,000 were direct employees and 1,500 were indirect employees, were separated from the Company. The $95 million used in 2004 reflected cash payments to these separated employees. The remaining accrual of $41 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2004.
Liquidity and Capital Resources
       As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents
      During 2006, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) decreased by $562 million to $3.2 billion at December 31, 2006, compared to $3.8 billion at December 31, 2005. At December 31, 2006, $300 million of this amount was held in the U.S. and $2.9 billion was held by the Company or its subsidiaries in other countries.
      The Company has approximately $2.5 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company’s consolidated statements of operations, given the U.S. federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company’s non-U.S. subsidiaries could require the payment of additional foreign taxes, which would be creditable against U.S. federal income taxes. The repatriation of some of these funds could also be subject to delay for local country approvals.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities
      The Company has generated positive cash flow from continuing operations in each of the last six years. The cash provided by operating activities from continuing operations in 2006 was $3.5 billion, compared to $4.3 billion in 2005 and $2.9 billion in 2004. The primary contributors to cash flow from operations in 2006 were: (i) earnings from continuing operations (adjusted for non-cash items) of $4.9 billion, and (ii) a $1.7 billion increase in accounts payable and accrued liabilities. These positive contributors to operating cash flow were partially offset by: (i) a $1.8 billion increase in accounts receivable, (ii) a $718 million increase in inventories, (iii) a $388 million increase in other current assets, and (iv)a $215 million increase in other assets and other liabilities.
      Accounts Receivable: The Company’s net accounts receivable were $7.5 billion at December 31, 2006, compared to $5.7 billion at December 31, 2005. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 58 days at December 31, 2006, compared to 51 days at December 31, 2005. The Company’s businesses sell their products in a variety of markets throughout the world. Payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.
      Inventory: The Company’s net inventory was $3.2 billion at December 31, 2006, compared to $2.4 billion at December 31, 2005. Inventory balances increased from 2005 to 2006 primarily due to: (i) slower than expected initial customer demand for certain products, (ii) an increase in inventory to fulfill longer-term projects, and (iii) a business acquisition. The Company’s inventory turns decreased to 11.0 at December 31, 2006, compared to 11.3 at December 31, 2005, primarily due to slower than expected initial customer demand for certain products. Inventory turns were calculated using an annualized rolling three months of cost of sales method. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.
      Reorganization of Businesses: The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with these plans were $143 million in 2006, as compared to $81 million in 2005. Of the $158 million reorganization of businesses accrual at December 31, 2006, $104 million relates to employee separation costs and is expected to be paid in 2007. The remaining $54 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.
      Defined Benefit Plan Contributions: The Company contributed $276 million to its U.S. pension plans during 2006, compared to $308 million contributed in 2005. The Company contributed $122 million to its non-U.S. pension plans during 2006, compared to $62 million contributed in 2005. During 2007, the Company expects to make cash contributions of approximately $280 million to its U.S. pension plans and approximately $120 million to its non-U.S. pension plans. The Company contributed $27 million to its retiree health care plan in 2006, compared to $43 million in 2005, and expects to contribute $24 million to this plan in 2007. Retirement-related benefits are further discussed below in the “Significant Accounting Policies—Retirement-Related Benefits” section.

Investing Activities
      The most significant components of the Company’s investing activities include: (i) proceeds from sales of investments and businesses, (ii) purchases of Sigma Funds investments, (iii) strategic acquisitions of, or investments in, other companies, and (iv) capital expenditures.
      Net cash used for investing activities from continuing operations was $1.0 billion in 2006, as compared to net cash used of $2.4 billion in 2005 and $1.6 billion in 2004. This $1.3 billion decrease in cash used for investing activities from continuing operations was due to: (i) a $1.8 billion decrease in cash used for the purchase of Sigma Funds investments, and (ii) a $463 million increase in proceeds from the sales of investments and businesses, partially offset by: (i) a $756 million increase in cash used for acquisitions and investments, (ii) a $101 million increase in capital expenditures, (iii) an $88 million increase in purchases of short-term investments, and (iv) an $18 million decrease in proceeds received from the disposition of property, plant and equipment. The $1.6 billion in cash used for investing activities from continuing operations in 2004 was primarily due to the initial purchase of Sigma Funds investments.
      Sales of Investments and Businesses: The Company received $2.0 billion in proceeds from the sales of investments and businesses in 2006, compared to proceeds of $1.5 billion in 2005 and $682 million in 2004. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$2.0 billion in proceeds in 2006 were primarily comprised of: (i) $856 million in net proceeds from the sale of the automotive electronics business, (ii) $820 million from the sale of the Company’s remaining shares in Sprint Nextel Corporation (“Sprint Nextel”) and the termination and cash settlement of a zero-cost collar derivative relating to these Sprint Nextel shares (the “Sprint Nextel Derivative”), and (iii) $175 million from the sale of the Company’s remaining shares in Telus Corporation. The $1.5 billion in proceeds generated in 2005 were primarily comprised of: (i) $679 million from the sale of a portion of the Company’s shares in Nextel Communications, Inc. (“Nextel”) during the first half of 2005, (ii) $391 million from the sale of a portion of the Company’s shares in Sprint Nextel during the fourth quarter of 2005, (iii) $232 million from the sale of a portion of the Company’s shares in Semiconductor Manufacturing International Corporation, and (iv) $96 million received in connection with the merger of Sprint Corporation and Nextel.
      Sigma Funds: The Company and its wholly-owned subsidiaries invest most of their excess cash in two funds (the “Sigma Funds”), which are funds similar to a money market fund. The Company used $1.3 billion in net cash for the purchase of Sigma Funds investments in 2006, compared to $3.2 billion in net cash used in 2005. The Sigma Funds aggregate balances were $12.2 billion at December 31, 2006, compared to $10.9 billion at December 31, 2005. At December 31, 2006, $8.7 billion of the Sigma Funds investments were held in the U.S. and $3.5 billion were held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.
      The Sigma Funds portfolios are managed by five major outside investment management firms and include investments in high quality (rated at least A/ A-1 by S&P or A2/ P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that the acquired floating rate instruments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the funds must be 120 days or less with the actual average maturity of the investments being 53 days and 74 days at December 31, 2006 and December 31, 2005, respectively. Certain investments with maturities beyond one year have been classified as short-term based on their highly-liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
      Strategic Acquisitions and Investments: The Company used cash for acquisitions and new investment activities of $1.1 billion in 2006, compared to cash used of $312 million in 2005 and $476 million in 2004. The largest components of the $1.1 billion in 2006 expenditures were: (i) $300 million for an equity investment in Clearwire, Inc., (ii) $193 million for the acquisition of TTP Communications plc by the Mobile Devices segment, (iii) $181 million for the acquisition of Broadbus Technologies, Inc. by the Connected Home Solutions segment, (iv) $108 million for the acquisition of Kreatel Communications AB by the Connected Home Solutions segment, (v) the acquisition of Orthogon Systems by the Networks and Enterprise segment, and (vi) the acquisition of NextNet Wireless, Inc. by the Networks and Enterprise segment. The largest components of the $312 million in 2005 expenditures were: (i) the acquisition of the remaining interest of MIRS Communications Israel LTD. by the Networks and Enterprise segment, (ii) the acquisition of Wireless Valley Communications, Inc. by the Networks and Enterprise segment, (iii) the acquisition of certain IP assets and R&D workforce from Sendo by the Mobile Devices segment, (iv) the acquisition of Ucentric Systems, Inc. by the Connected Home Solutions segment, and (v) the funding of joint ventures formed by Motorola and Comcast that focus on developing the next-generation of conditional access technologies
      In early 2007, Motorola completed three strategic acquisitions for a net aggregate of approximately $4.2 billion in cash (reflecting an aggregate of approximately $4.6 billion of cash spent less an aggregate of approximately $400 million of cash acquired in the acquisitions). Symbol Technologies, Inc. was acquired by the Networks and Enterprise segment in January 2007 for approximately $3.9 billion in cash. Good Technology, Inc. was acquired by the Mobile Devices segment in January 2007 for approximately $500 million in cash. Netopia, Inc. was acquired by

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Connected Home Solutions segment in February 2007 for approximately $200 million in cash. The following table displays the relative impact of the early 2007 acquisitions on Motorola’s domestic and non-U.S. balances:
Summary of Cash Impact from Early 2007 Acquisitions

		Non-
($ in billions)	U.S.	U.S.	Total

Balances at December 31, 2006
Cash and cash equivalents	$0.3	$2.9	$3.2
Sigma Funds	8.7	3.5	12.2
Short-Term Investments	0.0	0.2	0.2

Total	9.0	6.6	15.6
Net Cash (used for) provided by early 2007 acquisitions*	(4.3)	0.1	(4.2)

Balance reflecting early 2007 acquisitions	$4.7	$6.7	$11.4

*	As described above, in early 2007, Motorola used an aggregate net of approximately $4.2 billion of cash (reflecting approximately $4.6 billion of cash spent less approximately $400 million of cash acquired from the acquisitions) to complete three strategic acquisitions. The cash used for these acquisitions was held in the U.S. and primarily came from the liquidation of Sigma Funds investments held in the U.S. A portion of the cash acquired in these acquisitions was outside of the U.S.
     Capital Expenditures: Capital expenditures were $649 million in 2006, compared to $548 million in 2005 and $405 million in 2004. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.
      Short-Term Investments: At December 31, 2006, the Company had $224 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $144 million of short-term investments at December 31, 2005.
      Available-For-Sale Securities: In addition to available cash and cash equivalents, Sigma Funds and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At December 31, 2006, the Company’s available-for-sale securities portfolio had an approximate fair market value of $130 million, which represented a cost basis of $70 million and a net unrealized gain of $60 million. At December 31, 2005, the Company’s available-for-sale securities portfolio had an approximate fair market value of $1.2 billion, which represented a cost basis of $1.1 billion and a net unrealized gain of $157 million.
      Sprint Nextel Investment: During the first quarter of 2006, the Company entered into the Sprint Nextel Derivative to protect itself economically against price fluctuations in its 37.6 million shares of Sprint Nextel non-voting common stock. During the second quarter of 2006, as a result of Sprint Nextel’s spin-off of Embarq Corporation through a dividend to Sprint Nextel shareholders, the Company received approximately 1.9 million shares of Embarq Corporation. The floor and ceiling prices of the Sprint Nextel Derivative were adjusted accordingly. The Sprint Nextel Derivative was not designated as a hedge under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, to reflect the change in fair value of the Sprint Nextel Derivative, the Company recorded a net gain of $99 million for the full year ending December 31, 2006, included in Other income (expense) in the Company’s consolidated statements of operations.
      In December 2006, the Sprint Nextel Derivative was terminated and settled in cash and the 37.6 million shares of Sprint Nextel were converted to common shares and sold. The Company received aggregate cash proceeds of approximately $820 million from the settlement of the Sprint Nextel Derivative and the subsequent sale of the 37.6 million Sprint Nextel Shares. The Company recognized a loss of $126 million in connection with the sale of the remaining shares of Sprint Nextel common stock. As described above, the Company recorded a net gain of $99 million in connection with the Sprint Nextel Derivative.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
      The most significant components of the Company’s financing activities are: (i) the purchase of the Company’s common stock under its share repurchase program, (ii) proceeds from the issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan, (iii) the payment of dividends, (iv) excess tax benefits from share-based compensation, (v) net proceeds from commercial paper and short-term borrowings, (vi) distributions to discontinued operations, and (vii) repayment of debt.
      Net cash used for financing activities from continuing operations was $3.2 billion in 2006, compared to $907 million of cash used in 2005 and $153 million of cash used in 2004. Cash used for financing activities from continuing operations in 2006 was primarily: (i) $3.8 billion of cash used for purchases of the Company’s common stock under the share repurchase program, (ii) $443 million of cash used to pay dividends, and (iii) $23 million paid to discontinued operations for interim funding requirements associated with the automotive electronics business prior to the sale, partially offset by proceeds of: (i) $918 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, (ii) $165 million in excess tax benefits from share-based compensation, and (iii) $66 million in net proceeds from commercial paper and short-term borrowings.
      Cash used for financing activities from continuing operations in 2005 was primarily attributable to: (i) $1.1 billion of cash used to repay debt, (ii) $874 million of cash used for purchases of the Company’s common stock under the share repurchase program, and (iii) $394 million of cash used to pay dividends, partially offset by proceeds of $1.2 billion received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.
      Short-term Debt: At December 31, 2006, the Company’s outstanding notes payable and current portion of long-term debt was $1.7 billion, compared to $448 million at December 31, 2005. During the fourth quarter of 2006, $1.2 billion of 4.608% Senior Notes due November 16, 2007 (the “2007 4.608% Notes”) were reclassified to current portion of long-term debt.
      Net cash proceeds from the sale of commercial paper and short-term borrowings were $66 million in 2006, compared to $11 million in 2005. The Company had $300 million of outstanding commercial paper on both December 31, 2006 and 2005.
      Long-term Debt: At December 31, 2006, the Company had outstanding long-term debt of $2.7 billion, compared to $3.8 billion at December 31, 2005. The change can be primarily attributed to the reclassification to current portion of long-term debt of the $1.2 billion of 2007 4.608% Notes.
      Redemptions and Repurchases of Outstanding Debt Securities: In January 2007, the Company repaid, at maturity, all $118 million aggregate principal amount outstanding of its 7.6% Notes due January 1, 2007.
      In September 2005, the Company repurchased an aggregate principal amount of $1.0 billion of its outstanding long-term debt for an aggregate purchase price of $1.1 billion through cash tender offers. Included in the $1.0 billion of long-term debt repurchased were repurchases of a principal amount of: (i) $86 million of the $200 million of 6.50% Notes due 2008 outstanding, (ii) $241 million of the $325 million of 5.80% Notes due 2008 outstanding, and (iii) $673 million of the $1.2 billion of 7.625% Notes due 2010 outstanding. In addition, the Company terminated a notional amount of $1.0 billion fixed-to-floating interest rate swaps associated with the debt repurchased, resulting in an expense of approximately $22 million. The aggregate charge for the repurchase of the debt and the termination of the associated interest rate swaps, as presented in Other income (expense), was $137 million.
      On September 1, 2005, the Company retired $1 million of the $398 million of the 2025 Debentures in connection with the holders of the debentures right to put their debentures back to the Company. The residual put options expired unexercised and the remaining $397 million of 2025 Debentures were reclassified back to long-term debt.
      The Company may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.
      Share Repurchase Program: In May 2005, the Board of Directors authorized the Company to purchase up to $4.0 billion of its outstanding common stock over a period of up to 36 months ending in May 2008, subject to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market conditions (the “2005 Stock Repurchase Program”). In July 2006, the Company entered into an accelerated stock buyback agreement to repurchase approximately $1.2 billion of its outstanding common stock (“ASB”). In October 2006, the Company received the final distribution of shares under the ASB. The total shares purchased under the ASB were 50.5 million shares. The ASB completed the 2005 Stock Repurchase Program.
      On July 24, 2006, the Board of Directors authorized the Company to repurchase up to an additional $4.5 billion of its outstanding shares of common stock over a period of up to 36 months ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”). In the fourth quarter of 2006, the Company purchased $700 million of shares under the 2006 Stock Repurchase Program.
      The Company repurchased a total of 171.7 million common shares (including shares received under the ASB) at a cost of $3.8 billion in 2006. The Company repurchased a total of 41.7 million common shares at a cost of $874 million in 2005. All repurchased shares have been retired.
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

      In October 2006, Moody’s upgraded the Company’s long-term debt rating to “Baa1” with a positive outlook from “Baa2” with a stable outlook. Moody’s also affirmed the Company’s “P-2” short-term debt rating. There were no other changes in the Company’s debt ratings during the fourth quarter of 2006.
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
      The Company continues to have access to the commercial paper and long-term debt markets. The Company has maintained commercial paper balances of between $300 million and $400 million for the past four years.
      As further described under “Customer Financing Arrangements” below, for many years the Company has utilized a number of receivables programs to sell a broadly-diversified group of short-term receivables to third parties. Certain of the short-term receivables are sold to a multi-seller commercial paper conduit. This program provides for up to $500 million of short-term receivables to be outstanding with the conduit at any time. The obligations of the conduit to continue to purchase receivables under this short-term receivables program could be terminated if the Company’s long-term debt was rated lower than “BB+” by S&P or “Ba1” by Moody’s (which would be a decline of four levels from the current Moody’s rating). If this short-term receivables program were terminated, the Company would no longer be able to sell its short-term receivables to the conduit in this manner, but it would not have to repurchase previously-sold receivables.
Credit Facilities
      At December 31, 2006, the Company’s total domestic and non-U.S. credit facilities totaled $4.0 billion, of which $175 million was considered utilized. These facilities are principally comprised of: (i) a $2.0 billion five-year revolving domestic credit facility maturing in December 2011 (the “5-Year Credit Facility”) which is not utilized, and (ii) $2.0 billion of non-U.S. credit facilities (of which $175 million was considered utilized at December 31, 2006). The 5-Year Credit Facility replaced the Company’s former $1.0 billion three-year revolving domestic credit facility, which was scheduled to mature in May 2007. Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Funds balances and other sources of liquidity, are generally available to support outstanding commercial paper, which was $300 million at December 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In order to borrow funds under the 5-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. The Company was in compliance with the terms of the 5-Year Credit Facility at December 31, 2006. The Company has never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.
Contractual Obligations, Guarantees, and Other Purchase Commitments
Contractual Obligations
      Summarized in the table below are the Company’s obligations and commitments to make future payments under debt obligations (assuming earliest possible exercise of put rights by holders), lease payment obligations, and purchase obligations as of December 31, 2006.

	Payments Due by Period(1)

(in millions)	Total	2007	2008	2009	2010	2011	Thereafter

Long-Term Debt Obligations	$4,134	$1,340	$198	$4	$534	$607	$1,451
Lease Obligations	2,328	351	281	209	178	158	1,151
Purchase Obligations	1,035	326	120	26	12	12	539

Total Contractual Obligations	$7,497	$2,017	$599	$239	$724	$777	$3,141

(1)	Amounts included represent firm, non-cancelable commitments.
      Debt Obligations: At December 31, 2006, the Company’s long-term debt obligations, including current maturities and unamortized discount and issue costs, totaled $4.1 billion, as compared to $4.0 billion at December 31, 2005. A table of all outstanding long-term debt securities can be found in Note 4, “Debt and Credit Facilities,” to the Company’s consolidated financial statements.
      Lease Obligations: The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. At December 31, 2006, future minimum lease obligations, net of minimum sublease rentals, totaled $2.3 billion. Rental expense, net of sublease income, was $241 million in 2006, $250 million in 2005 and $205 million in 2004.
      Purchase Obligations: The Company has entered into agreements for the purchase of inventory, license of software, promotional agreements, and research and development agreements which are firm commitments and are not cancelable. The longest of these agreements extends through 2015. Total payments expected to be made under these agreements total $1.0 billion.
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
      The Company also enters into a number of arrangements for the sourcing of supplies and materials with minimum purchase commitments and take-or-pay obligations. The majority of the minimum purchase obligations under these contracts are over the life of the contract as opposed to a year-by-year take-or-pay. If these agreements were terminated at December 31, 2006, the Company’s obligation would not have been significant. The Company does not anticipate the cancellation of any of these agreements in the future. Subsequent to the end of 2006, the Company entered into take-or-pay arrangements with suppliers through May 2009 with minimum purchase obligations of $2.2 billion during that period. The Company estimates purchases during that period that exceed the minimum obligations.
      The Company outsources certain corporate functions, such as benefit administration and information technology-related services. These contracts are expected to expire in 2013. The total remaining payments under these contracts are approximately $1.3 billion over the remaining seven years; however, these contracts can be

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.
      As is customary in bidding for and completing network infrastructure projects and pursuant to a practice the Company has followed for many years, the Company has a number of performance/bid bonds and standby letters of credit outstanding, primarily relating to projects of the Networks and Enterprise segment. These instruments normally have maturities of up to three years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy performance requirements under a contract. A customer can draw on the instrument only if the Company does not fulfill all terms of a project contract. If such an occasion occurred, the Company would be obligated to reimburse the financial institution that issued the bond or letter of credit for the amounts paid. The Company is not generally required to post any cash in connection with the issuance of these bonds or letters of credit. In its long history, it has been extraordinarily uncommon for the Company to have a performance/bid bond or standby letter of credit drawn upon. At December 31, 2006, outstanding performance/bid bonds and standby letters of credit totaled approximately $1.5 billion, compared to $1.0 billion at the end of 2005.
      Off-Balance Sheet Arrangements: Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, the Company does not have any off-balance sheet arrangements.
Adequate Internal and External Funding Resources
      The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash, cash equivalents and Sigma Funds in the U.S., the ability to repatriate cash, cash equivalents and Sigma Funds from foreign jurisdictions, the ability to borrow under existing or future credit facilities, the ability to issue commercial paper, and access to the short-term and long-term debt markets.
Customer Financing Commitments and Guarantees
      Outstanding Commitments: Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $398 million at December 31, 2006, compared to $689 million at December 31, 2005. Of these amounts, $262 million was supported by letters of credit or by bank commitments to purchase receivables at December 31, 2006, compared to $594 million at December 31, 2005.
      Guarantees of Third-Party Debt: In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $122 million and $140 million at December 31, 2006 and December 31, 2005, respectively (including $19 million and $66 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $47 million and $79 million at December 31, 2006 and December 31, 2005, respectively (including $2 million and $42 million, respectively, relating to the sale of short-term receivables).
Customer Financing Arrangements
      Outstanding Finance Receivables: The Company had net finance receivables of $269 million at December 31, 2006, compared to $260 million at December 31, 2005 (net of allowances for losses of $10 million at December 31, 2006 and $12 million at December 31, 2005). These finance receivables are generally interest bearing, with rates ranging from 2% to 11%. Interest income recognized on finance receivables for the years ended December 31, 2006, 2005 and 2004 was $9 million, $7 million and $9 million, respectively.
      Telsim Loan: On October 28, 2005, the Company entered into an agreement to resolve disputes regarding Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”) with Telsim and the government of Turkey. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

government of Turkey and the Turkish Savings and Deposit Insurance Fund (“TMSF”) are third-party beneficiaries of the settlement agreement. In settlement of its claims, the Company received $410 million in cash in 2006 and $500 million in 2005. The Company is permitted to, and will continue to, enforce its U.S. court judgment against the Uzan family, except in Turkey and three other countries.
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
      In the aggregate, at December 31, 2006, these committed facilities provided for up to $1.3 billion to be outstanding with the third parties at any time, as compared to up to $1.1 billion provided at December 31, 2005 and up to $724 million provided at December 31, 2004. As of December 31, 2006, $817 million of these committed facilities were utilized, compared to $585 million utilized at December 31, 2005 and $305 million utilized at December 31, 2004. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.
      Total finance receivables sold by the Company were $6.4 billion in 2006 (including $6.2 billion of short-term receivables), compared to $4.5 billion sold in 2005 (including $4.2 billion of short-term receivables) and $3.8 billion sold in 2004 (including $3.8 billion of short-term receivables). As of December 31, 2006, there were $1.1 billion of receivables outstanding under these programs for which the Company retained servicing obligations (including $789 million of short-term receivables), compared to $1.0 billion outstanding at December 31, 2005 (including $838 million of short-term receivables) and $720 million outstanding at December 31, 2004 (including $589 of short-term receivables).
      Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $19 million at December 31, 2006 as compared to $66 million at December 31, 2005. A reserve of $4 million was recorded for potential losses on sold receivables at both December 31, 2006 and December 31, 2005.
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
      The Company is a defendant in various other lawsuits and is subject to various claims which arise in the normal course of business. In the opinion of management, and other than discussed above with respect to the still pending Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Information
       The following commentary should be read in conjunction with the financial results of each reporting segment as detailed in Note 11, “Information by Segment and Geographic Region,” to the Company’s consolidated financial statements. Net sales and operating results for the Company’s three operating segments for 2006, 2005 and 2004 are presented below.
Mobile Devices Segment
      The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In 2006, the segment’s net sales represented 66% of the Company’s consolidated net sales, compared to 61% in 2005 and 58% in 2004.

	Years Ended December 31			Percent Change

(Dollars in millions)	2006	2005	2004	2006—2005	2005—2004

Segment net sales	$28,383	$21,459	$17,108	32%	25%
Operating earnings	2,690	2,192	1,728	23%	27%

Segment Results—2006 Compared to 2005
      In 2006, the segment’s net sales increased 32% to $28.4 billion, compared to $21.5 billion in 2005. The increase in net sales was driven by a 49% increase in unit shipments, primarily driven by strong demand for GSM and CDMA handsets and reflecting consumers’ desire for the segment’s compelling products that combine innovative style and leading technology, partially offset by an 11% decrease in average selling price (“ASP”). On a product technology basis, net sales of products for GSM and CDMA technologies increased and net sales of products for iDEN and UMTS technologies decreased. On a geographic basis, net sales increased in High Growth markets (defined as countries in the Middle East, Africa, Southeast Asia and India), North Asia, North America and Latin America, and decreased in Europe.
      The segment’s operating earnings increased to $2.7 billion in 2006, compared to operating earnings of $2.2 billion in 2005. The 23% increase in operating earnings was primarily due to an increase in gross margin, driven primarily by: (i) the 49% increase in unit shipments, (ii) savings from supply chain cost-reduction initiatives, and (iii) increased income from technology and platform licensing, partially offset by the 11% decline in ASP. The increase in gross margin was partially offset by: (i) an increase in selling, general and administrative (“SG&A”) expenses, primarily driven by an increase in marketing expenses to support higher net sales and promote brand awareness, and (ii) an increase in research and development (“R&D”) expenditures, as a result of an increase in developmental engineering for new product development and software, as well as ongoing investment in next-generation technologies. The segment’s industry typically experiences short life cycles for new products, so it is vital to the segment’s success that new, compelling products are constantly introduced. Therefore, a strong commitment to R&D is required to fuel long-term growth. As a percentage of net sales, SG&A expenses increased and R&D expenditures decreased as compared to 2005.
      The segment’s backlog was $1.4 billion at December 31, 2006, compared to $3.0 billion at December 31, 2005. This decrease in backlog is primarily due to an unusually high level of backlog at December 31, 2005 due to strong customer demand for new products during the fourth quarter of 2005, certain of which were unable to be shipped in significant quantities due to supply constraints for select components.
      Unit shipments increased 49% to 217.4 million units in 2006, compared to 146.0 million units in 2005. The overall increase was driven by increased unit shipments of products for GSM, CDMA and UMTS technologies, partially offset by decreased unit shipments of products for iDEN technology. For the full year 2006, unit shipments by the segment increased in all regions. Due to the segment’s increase in unit shipments outpacing overall growth in the worldwide handset market, which grew approximately 20% in 2006, the segment believes that it expanded its global handset market share to an estimated 22% in 2006.
      In 2006, ASP decreased approximately 11% compared to 2005. The overall decrease in ASP was driven primarily by an unfavorable geographic and product-tier mix. By comparison, ASP decreased approximately 10% in 2005 and increased approximately 15% in 2004. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The largest of the segment’s end customers (including sales through distributors) are China Mobile, Verizon, Sprint Nextel, Cingular, and T-Mobile. These five largest customers accounted for approximately 39% of the segment’s net sales in 2006. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which account for approximately 38% of the segment’s net sales. The largest of these distributors is Brightstar Corporation. The loss of any of the segment’s key customers could have a significant impact on the segment’s business.
      Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and more than 65% of our segment’s 2006 net sales, were outside the U.S. The largest of these international markets are China, Brazil, the United Kingdom, Mexico, and Hong Kong.
      During 2006, the segment completed the acquisition of TTP Communications plc, a developer of intellectual property used in the design and manufacture of wireless communication terminals and a leading provider of protocol stack software that offers rapid customization of handsets through its AJAR applications framework. Subsequent to the end of 2006, the segment completed the acquisition of Good Technology, Inc., a leader in enterprise mobile computing software and service.
Segment Results—2005 Compared to 2004
      In 2005, the segment’s net sales increased 25% to $21.5 billion, compared to $17.1 billion in 2004. The increase in net sales was driven by a 40% increase in unit shipments in 2005, reflecting strong consumer demand for GSM handsets. The segment had increased net sales in all regions as a result of an improved product portfolio, strong market growth in emerging markets and high replacement sales in more mature markets.
      The segment’s operating earnings increased to $2.2 billion in 2005, compared to operating earnings of $1.7 billion in 2004. The 27% increase in operating earnings was primarily related to an increase in gross margin, driven by the 25% increase in net sales. The improvement in gross margin was partially offset by: (i) an increase in SG&A expenses, primarily driven by increased marketing expenses to support higher net sales and brand awareness, and (ii) an increase in R&D expenditures, as a result of increased investment in new product development. As a percentage of net sales, both R&D expenditures and SG&A expenses decreased in 2005 as compared to 2004.
      The segment’s backlog was $3.0 billion at December 31, 2005, compared to $1.5 billion at December 31, 2004. During 2005, the segment had strong order growth and backlog increased due to: (i) strong customer demand for new products during the fourth quarter of 2005, certain of which were unable to be shipped in significant quantities due to supply constraints for select components, and (ii) the segment’s higher level of general order input in the fourth quarter of 2005 compared to the fourth quarter of 2004.
      Unit shipments increased 40% to 146.0 million in 2005, compared to 104.5 million in 2004. The increase in unit shipments was attributed to broad acceptance of the segment’s product offering, particularly a strong demand for GSM handsets. For the full year 2005, unit shipments by the segment increased in all regions. Due to the segment’s increase in unit shipments outpacing overall growth in the worldwide handset market, which grew approximately 17% in 2005, the segment believes that it expanded its global market share to an estimated 18% in 2005.
      In 2005, ASP decreased approximately 10% compared to 2004. The overall decrease in ASP was driven primarily by a higher percentage of lower-tier, lower-priced handsets in the overall sales mix. By comparison, ASP increased approximately 15% in 2004 and declined approximately 8% in 2003.
      The largest of the segment’s end customers (including sales through distributors) were Sprint Nextel, Cingular, China Mobile, América Móvil and T-Mobile. These five largest customers accounted for approximately 41% of the segment’s net sales in 2005. During 2005, purchases of iDEN® products by Sprint Nextel comprised approximately 13% of the segment’s net sales. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which account for approximately 36% of the segment’s net sales. The largest of these distributors was Brightstar Corporation.
      Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and more than 63% of our segment’s 2005 net sales, were outside the U.S. The largest of these international markets were China, the United Kingdom, Brazil, Germany and Mexico.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Networks and Enterprise Segment
      The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market), and (ii) analog and digital two-way radio, voice and data communications products and systems, as well as wireless broadband systems, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market). In January 2007, the segment completed the acquisition of Symbol Technologies Inc. (“Symbol”), a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions. Symbol will become the cornerstone of the segment’s enterprise mobility strategy. In 2006, the segment’s net sales represented 26% of the Company’s consolidated net sales, compared to 32% in 2005 and 35% in 2004.

	Years Ended December 31			Percent Change

(Dollars in millions)	2006	2005	2004	2006 — 2005	2005—2004

Segment net sales	$11,245	$11,202	$10,465	0%	7%
Operating earnings	1,521	1,939	1,550	(22)%	25%

Segment Results—2006 Compared to 2005
      The segment’s net sales were $11.2 billion in both 2006 and 2005. The slight increase in net sales was primarily driven by higher net sales in the Europe, Middle East and Africa region (“EMEA”) and Latin America, partially offset by lower net sales in North America and Asia. In the private networks market, net sales were up in all regions, driven by increased demand for enhanced mission-critical communications systems. Net sales to the public networks market decreased, primarily due to decreases in: (i) Asia, due in part to delays in the granting of 3G licenses in China that have led service providers to slow their near-term capital investment and competitive pricing, (ii) North America, primarily due to customer expenditures returning to historic trends compared to an exceptionally strong 2005, and (iii) Latin America, partially offset by a slight increase in net sales in EMEA.
      The segment’s operating earnings were $1.5 billion in 2006, compared to operating earnings of $1.9 billion in 2005. The 22% decrease in operating earnings was primarily due to: (i) a decrease in gross margin, due to an unfavorable product/regional mix and competitive pricing in the public networks market, and (ii) an increase in reorganization of business charges, primarily related to employee severance. As a percentage of net sales, both R&D expenditures and SG&A expenses were flat compared to 2005.
      Net sales into U.S. markets represented approximately 51% of the segment’s total net sales in 2006, compared to approximately 52% in 2005. Due to the nature of the segment’s business, many of the agreements we enter into are long-term contracts that require sizeable investments by our customers. Net sales to the segment’s top five commercial customers, plus the U.S. government and its public safety agencies, represented approximately 34% of the segment’s net sales in 2006. The loss of one of these major customers could have a significant impact on the segment’s business and, because many of these contracts are long-term in nature, could impact revenue and earnings over several quarters. The segment’s backlog was $4.4 billion at December 31, 2006, compared to $4.1 billion at December 31, 2005.
      In the private networks business, natural disasters and terrorist-related worldwide events in 2005 continued to place an emphasis on mission-critical communications systems. Spending by the segment’s private networks market customers is affected by government budgets at the national, state and local levels.
      In the public networks business, Sprint Nextel selected the segment to play a major role in the Sprint Nextel WiMAX infrastructure roll-out. The segment has been a long-standing proponent of WiMAX and is now participating in 22 WiMAX trials globally. The segment also maintained momentum in infrastructure development and services in 2006 by continuing to deliver outstanding technologies and services for wireless and wireline carriers. The segment has 55 commercial deployments of push-to-talk over cellular (“PoC”) technology with customers operating in 39 countries through 2006.
      Sprint Nextel is the segment’s largest customer and the segment has been Sprint Nextel’s sole supplier of iDEN network infrastructure equipment for more than ten years. Sprint Nextel uses Motorola’s proprietary iDEN technology to support its nationwide wireless service business. Motorola is currently operating under a supply agreement for iDEN infrastructure equipment that covers the period from January 1, 2005 through December 31,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2007. The segment’s sales of iDEN network infrastructure equipment decreased from 2005 to 2006 and is expected to continue to decline in 2007.
      During 2006, the segment completed a number of significant acquisitions, including: (i) Orthogon Systems LLC, a leader in wireless Ethernet connectivity and orthogonal frequency division multiplexing (“OFDM”) technology for fixed wireless equipment, and (ii) NextNet Wireless, Inc., a former Clearwire Corporation subsidiary and a leading provider of OFDM-based non-line-of-sight (“NLOS”) wireless broadband infrastructure equipment.
      The acquisition of Symbol is an important step forward for our enterprise mobility strategy. Consistent with the segment’s focus on extending our seamless mobility leadership, the acquisition unites the adjacent assets, expertise, customer bases, supplier bases and industry-leading products to enhance the segment’s leading position in the enterprise mobility market.
Segment Results—2005 Compared to 2004
      In 2005, the segment’s net sales increased 7% to $11.2 billion, compared to $10.5 billion in 2004. The increase in net sales was primarily driven by higher net sales in North America and EMEA, partially offset by lower net sales in Asia and Latin America. In 2005 compared to 2004, net sales to the private networks market were up in all regions, driven by increased demand for enhanced mission-critical communications systems and the continued focus on homeland security initiatives. Net sales to the public networks market: (i) increased in EMEA and North America, primarily due to increased demand for cellular infrastructure equipment and related services, and (ii) decreased in Asia, due in part to delays in the granting of 3G licenses in China that have led service providers to slow their near-term capital investment, and in Latin America.
      The segment’s operating earnings increased to $1.9 billion in 2005, compared to operating earnings of $1.6 billion in 2004. The 25% increase in operating earnings was primarily due to: (i) an increase in gross margin, driven by the 7% increase in net sales, and (ii) improvements in cost structure for the public networks market. This improvement in operating results was partially offset by: (i) an increase in SG&A expenses, primarily due to increased selling and sales support expenses associated with the increase in net sales, and (ii) an increase in R&D expenditures, driven by increased investment in next-generation technologies across the segment. As a percentage of net sales in 2005 compared to 2004, R&D expenditures decreased and SG&A expenses increased.
      Net sales into U.S. markets represented approximately 52% of the segment’s total net sales in 2005, compared to approximately 50% in 2004. Net sales to the segment’s top five commercial customers, plus the U.S. government and its public safety agencies, represented approximately 37% of the segment’s net sales in 2005. The loss of one of these major customers could have a significant impact on the segment’s business and, because many of these contracts are long-term in nature, could impact revenue and earnings over several quarters. The segment’s backlog was $4.1 billion at December 31, 2005, compared to $4.2 billion at December 31, 2004.
      On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. completed their merger transaction (the “Sprint Nextel Merger”) that was announced in December 2004. In 2005, the combined company, Sprint Nextel, was the segment’s largest customer, representing 14% of the segment’s net sales. The segment did not experience any significant impact to its business in 2005 as a result of the Sprint Nextel Merger.
      In 2005, the segment continued to build on its industry-leading position in push-to-talk over cellular (“PoC”) technology, executing agreements to launch our PoC product application on both GSM and CDMA2000 networks. The segment had 44 commercial deployments of PoC technology with customers operating in 33 countries and territories through 2005. In addition, the segment signed a contract with Earthlink to deliver equipment and services enabling them to become a Metro WiFi broadband provider in Philadelphia, Anaheim and other cities.
Connected Home Solutions Segment
      The Connected Home Solutions segment designs, manufactures, sells and services: (i) cable television, Internet Protocol (“IP”) video and broadcast network set-top boxes (“digital entertainment devices”), (ii) end-to-end digital video system solutions, (iii) broadband access networks, and (iv) IP-based data and voice products

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(including modems). The segment’s net sales represented 8% of the Company’s consolidated net sales in 2006, 2005 and 2004.

	Years Ended December 31			Percent Change

(Dollars in millions)	2006	2005	2004	2006—2005	2005—2004

Segment net sales	$3,327	$2,871	$2,335	16%	23%
Operating earnings (loss)	224	153	154	46%	0%

Segment Results—2006 Compared to 2005
      In 2006, the segment’s net sales increased 16% to $3.3 billion, compared to $2.9 billion in 2005. The increase in net sales was primarily driven by increased demand for digital entertainment devices, particularly advanced HD/DVR set-top boxes. Net sales increased in all regions. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 83% of the segment’s total net sales in 2006, compared to 85% in 2005. The segment’s backlog was $792 million at December 31, 2006, compared to $430 million at December 31, 2005. The 84% increase in backlog is primarily due to strong orders for our digital and HD/DVR set-top boxes.
      The segment had operating earnings of $224 million in 2006, compared to operating earnings of $153 million in 2005. The 46% increase in operating earnings was primarily due to the increase in gross margin, driven by the 16% increase in net sales, partially offset by: (i) an increase in Other charges (income) from a legal reserve and an increase in net reorganization of business charges, primarily relating to employee severance, and (ii) an increase in R&D expenditures, primarily related to developmental engineering expenditures. SG&A expenses and R&D expenditures as a percentage of net sales both decreased as compared to 2005.
      In 2006, net sales of digital entertainment devices increased 24% compared to 2005. Unit shipments of digital entertainment devices increased to 10.1 million, a 57% increase from 2005, while ASPs decreased due to a product mix shift. The increase in unit shipments of digital entertainment devices was primarily due to increased demand for HD/DVR set-top boxes. The segment continued to be the worldwide leader in market share for digital entertainment devices.
      In 2006, net sales of cable modems increased 18% compared to 2005. The increase in net sales of cable modems was due to: (i) increased unit shipments of cable modems, and (ii) increased ASPs for cable modems, reflecting increased demand for advanced voice-enabled modems. The segment retained its leading worldwide market share in cable modems.
      Demand for the segment’s products depends primarily on the level of capital spending by broadband operators for constructing, rebuilding or upgrading their communications systems, and for offering advanced services. In 2006, our cable operator customers significantly increased their purchases of the segment’s products and services, primarily due to increased demand for digital entertainment devices, particularly HD/DVR set-top boxes.
      The segment is dependent upon a small number of customers for a significant portion of its sales. A small number of large cable television multiple system operators (“MSOs”) own a large portion of the cable systems and account for a significant portion of the total capital spending in the cable industry. In 2006, net sales to the segment’s top five customers represented 54% of the segment’s total net sales, and net sales to the segment’s largest customer, Comcast Corporation (“Comcast”), accounted for 29% of the segment’s total net sales. The loss of business from any major MSO could have a significant impact on the segment’s business.
      During 2006, the segment completed a number of significant acquisitions, including: (i) Kreatel Communications AB, a leading developer of innovative IP-based digital set-top boxes and software, (ii) Broadbus Technologies, Inc., a provider of technology solutions for television on demand, and (iii) Vertasent LLC, a software developer for managing technology elements for switched digital video networks. These acquisitions did not have a material impact on the segment results in 2006. In February 2007, the segment completed the acquisition of Netopia, Inc., a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections. The segment also announced its intention to acquire Tut Systems, Inc., a leading developer of edge routing and video encoders.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results—2005 Compared to 2004
      In 2005, the segment’s net sales increased 23% to $2.9 billion, compared to $2.3 billion in 2004. The increase in overall net sales was driven by increases in both ASP and unit shipments of digital entertainment devices, particularly HD/DVR set-top boxes. Net sales increased in North America, Latin America and Asia, partially offset by a slight decrease in net sales in EMEA. Net sales in North America accounted for 85% of the segment’s total net sales in 2005, compared to 83% in 2004. The segment’s backlog was $430 million at December 31, 2005, compared to $305 million at December 31, 2004.
      The segment generated operating earnings of $153 million in 2005, compared to $154 million in 2004. The slight decrease in operating earnings was primarily due to an increase in R&D expenditures, primarily related to developmental engineering expenditures, partially offset by an increase in gross margin, driven by the 23% increase in net sales. In 2005, compared to 2004, gross margin as a percentage of net sales decreased primarily due to increased product costs due to increased sales of digital entertainment devices, mainly HD/DVR set-top boxes, partially offset by higher ASPs on HD/DVR set-top boxes. As a percentage of net sales, for 2005 compared to 2004, SG&A expenses decreased and R&D expenditures increased.
      In 2005, net sales of digital entertainment devices increased 34%, due to increases in both ASP and unit shipments. The increase in ASP was driven by a product-mix shift towards higher-end products, particularly HD/DVR set-top boxes. The increase in unit shipments was primarily due to the increased spending by cable operators. The segment continued to be the worldwide leader in market share for digital cable set-top boxes.
      In 2005, net sales of cable modems increased 33%. The increase in net sales was due to an increase in cable modem unit shipments, which was partially offset by the decline in ASP for cable modems. The decrease in ASP was primarily due to increased competition. The segment retained its leading worldwide market share in cable modems.
      Demand for the segment’s products depends primarily on the level of capital spending by broadband operators for constructing, rebuilding or upgrading their communications systems and services. After a number of years of decreased capital spending, in 2005 and 2004 our cable operator customers increased their purchases of the segment’s products and services, primarily due to increased demand for advanced digital set-top boxes to provide HD/DVR functionality.
      In 2005, net sales to the segment’s top five customers represented 53% of the segment’s total net sales and net sales to the segment’s largest customer, Comcast, accounted for 31% of the segment’s total net sales. The loss of business from any major MSO could have a significant impact on the segment’s business.
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
   — Taxes on income
   — Valuation of investments and long-lived assets

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   — Restructuring activities
   — Retirement-related benefits
Revenue Recognition
      The Company’s arrangements with customers may differ in nature and complexity and may contain multiple deliverables, including products, equipment, services and software that may be essential to the functionality of the other deliverables, which requires the Company to make judgments and estimates in recognizing revenues.
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
      The Company’s long-term contracts may involve the design, engineering, manufacturing and installation of wireless networks and two-way radio voice and data systems. These systems are designed to meet specific customer requirements and specifications and generally require extended periods to complete. If the Company can reliably estimate revenues and contract costs and the technology is considered proven, revenue is recognized under the percentage of completion method as work progresses towards completion; otherwise, the revenue is recognized under the completed contract method. Estimates of contract revenues, contract costs and progress towards completion are based on estimates that consider historical experience and other factors believed to be relevant under the circumstances. Management regularly reviews these estimates and considers the impact of recurring business risks and uncertainties inherent in the contracts, such as system performance and implementation delays due to factors within or outside the control of management.
      Generally, multiple element arrangements are separated into specific accounting units when delivered elements have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially within the control of the Company. Total arrangement consideration is allocated to the separate accounting units based on their relative fair values (if the fair value of each accounting unit is known) or using the residual method (if the fair value of the undelivered element(s) is known). Revenue is recognized for a separate accounting unit when the revenue recognition criteria are met for that unit. In certain situations, judgment is required in determining both the number of accounting units and fair value of the elements, although generally the fair value of an element can be objectively determined if the Company sells the element on a stand-alone basis.
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
Allowance for Losses on Finance Receivables
      The Company has historically provided financing to certain customers in connection with purchases of the Company’s infrastructure equipment where the contractual terms of the note agreements are greater than one year. Financing provided has included all or a portion of the equipment purchase price.
      Gross financing receivables were $279 million and $272 million at December 31, 2006 and 2005, respectively with an allowance for losses on these receivables of $10 million and $12 million, respectively. Of the receivables at December 31, 2006, $1 million ($0, net of allowances for losses of $1 million) were considered impaired based on management’s determination that the Company will be unable to collect all amounts in accordance with the contractual terms of the relevant agreement. By comparison, impaired receivables at December 31, 2005 were $10 million ($0, net of allowance for losses of $10 million).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

underlying collateral, if the receivable is collateralized, or (ii) the present value of expected future cash flows discounted at the effective interest rate implicit in the underlying receivable.
Inventory Valuation Reserves
      The Company records valuation reserves on its inventory for estimated obsolescence or un-marketability. The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. On a quarterly basis, management in each segment performs an analysis of the underlying inventory to identify reserves needed for excess and obsolescence and, for the remaining inventory, assesses the net realizable value. Management uses its best judgment to estimate appropriate reserves based on this analysis.
      Inventories consisted of the following:

December 31	2006	2005

Finished goods	$1,796	$1,252
Work-in-process and production materials	1,782	1,699

	3,578	2,951
Less inventory reserves	(416)	(529)

	$3,162	$2,422

      The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As indicated above, the Company’s inventory reserves represented 12% and 18% of the gross inventory balance at December 31, 2006 and 2005, respectively. The Company has inventory reserves for pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing.
      If actual future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required. Likewise, as with other reserves based on management’s judgment, if the reserve is no longer needed, amounts are reversed into income. There were no significant reversals into income of this type in 2006 or 2005.
Taxes on Income
      The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which the Company operates. An estimated effective tax rate for a year is applied to the Company’s quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. The Company considers the resolution of prior year tax matters to be such items. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes reserves when it is probable that the Company will not realize the full tax benefit of the position. The Company adjusts these reserves in light of changing facts and circumstances.
      Tax regulations may require items of income and expense to be included in the tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the consolidated financial statements. The Company establishes valuation allowances for its deferred tax assets when it is more likely than not that the amount of expected future taxable income will not support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on the income tax return, but has not yet recognized as expense in the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Valuation of Investments and Long-Lived Assets
      The Company assesses the impairment of investments and long-lived assets, which includes identifiable intangible assets, goodwill and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include: (i) underperformance relative to expected historical or projected future operating results, (ii) changes in the manner of use of the assets or the strategy for our overall business, (iii) negative industry or economic trends, (iv) declines in stock price of an investment for a sustained period, and (v) our market capitalization relative to net book value.
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
      At December 31, 2006 and 2005, the net book values of these assets were as follows (in millions):

December 31	2006	2005

Property, plant and equipment	$2,267	$2,020
Investments	895	1,644
Intangible assets	354	231
Goodwill	1,706	1,349

	$5,222	$5,244

      The Company recorded fixed asset impairment charges of $15 million in both 2006 and 2005, compared to no charges in 2004.
      The Company recorded impairment charges related to its investment portfolio of $27 million, $25 million and $36 million in 2006, 2005 and 2004, respectively, representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to cost-based investment write-downs. Additionally, the available-for-sale securities portfolio reflected a net pre-tax unrealized gain position of $60 million and $157 million at December 31, 2006 and 2005, respectively.
      The Company performs a goodwill impairment test at the reporting unit level at least annually on October 1, or more often should triggering events occur. In determining the fair value of the reporting unit, the Company utilizes independent appraisal firms who employ a combination of present value techniques and quoted market prices of comparable businesses. No impairment charges were required in 2006 or 2005. During 2004, the Company determined that goodwill related to a sensor business, which was subsequently divested in 2005, was impaired by $125 million.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.
Retirement-Related Benefits
      The Company’s noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. On February 20, 2007, the Company passed an amendment to the Regular Pension Plan which changes the definition of average earnings. Under the current formula, benefits are calculated using the highest annual earnings in any five years within the last ten calendar years. Beginning in January 2008, the benefit will be based on the average of the five highest years of earnings within the last ten calendar years prior to December 31, 2007 averaged with future earnings. The Company also provides defined benefit plans to some of its foreign entities (the “Non-U.S. Plans”).
      The Company also has a noncontributory supplemental retirement benefit plan (the “Officers’ Plan”) for its elected officers. The Officers’ Plan contains provisions for funding the participants’ expected retirement benefits when the participants meet the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers’ Plan as of December 31, 1999 had the option to remain in the Officers’ Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999, no new elected officers were eligible to participate in the Officers’ Plan. Effective June 30, 2005, the salaries to be utilized for calculation of benefits under this plan have been frozen.
      The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits in excess of the limitations imposed by the Internal Revenue Code on the Regular Pension Plan. Elected officers covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP. Effective January 1, 2005, newly-hired employees are not eligible to participate in the MSPP. Effective January 1, 2007, eligible compensation for calculation of benefits under MSPP has been capped at the IRS limit plus $175,000 or, for those in excess of this cap at January 1, 2007, their current compensation is frozen for calculation purposes.
      Certain healthcare benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefits Plan has been closed to new participants.
      Accounting methodologies use an attribution approach that generally spreads individual events over the service lives of the employees in the plan. Examples of “events” are plan amendments and changes in actuarial assumptions such as discount rate, expected long-term rate of return on plan assets, and rate of compensation increases. The principle underlying the required attribution approach is that employees render service over their service lives on a relatively consistent basis and, therefore, the income statement effects of pension benefits or postretirement health care benefits are earned in, and should be expensed in, the same pattern.
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
      The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The Company’s investment return assumption for the Regular Pension Plan and Postretirement Health Care Benefits Plan was 8.5% in 2006 and 2005. The investment return assumption for the Officers’ Plan was 6% in 2006 and 2005. At December 31, 2006, the Regular Pension Plan and the Postretirement Health Care Benefits Plan

66
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investment portfolio were predominantly equity investments and the Officers’ Plan investment portfolio was predominantly fixed-income securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company’s discount rate for measuring the pension obligations was 6% at December 2006 and 2005. The Company’s discount rate for measuring the Postretirement Health Care Benefits Plan obligation was 5.75% at December 31, 2006 and 2005.
      A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. In both 2006 and 2005, the Company’s rate for future compensation increase was 4% for the Regular Pension Plan. The Company’s 2006 and 2005 rate for future compensation increase for the Officers’ Plan was 0% as the salaries to be utilized for calculation of benefits under this plan have been frozen. For Postretirement Health Care Benefits Plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. Based on this review, the health care cost trend rate used to determine the December 31, 2006 accumulated postretirement benefit obligation was 10% for 2006 with a declining trend rate of 1% each year until it reaches 5% by 2011, with a flat 5% rate for 2011 and beyond. Changes in the industry’s projected health care costs have caused the graded trend rate assumption to be reset to 10% for 2007, with the trend rate expected to grade down 1% per year until reaching 5% by 2012.
      The actuarial assumptions for all plans are set forth at the beginning of the fiscal year. Variations from these assumptions typically are amortized into expense over the average service period. Beginning in 2006, unamortized amounts are held as a separate, non-owner component of equity. The Company recorded a non-cash, after-tax, net charge of $308 million to equity relating to the unamortized amounts for the Regular Pension Plan, the Officers’ Plan, Non-U.S. Plans, and the Postretirement Health Care Benefits Plan in the fourth quarter of 2006.
      For the Regular Pension Plan, the Company currently estimates 2007 expenses for continuing operations will be approximately $170 million. The 2006 and 2005 actual expenses were $240 million and $177 million, respectively. Cash contributions of $270 million were made to the Regular Pension Plan in 2006. The Company expects to make cash contributions of approximately $280 million to its U.S. pension plans and approximately $120 million to its non-U.S. pension plans during 2007.
      For the Postretirement Health Care Benefits Plan, the Company currently estimates 2007 expenses for continuing operations will be approximately $21 million. The 2006 and 2005 actual expenses were $22 million and $27 million, respectively. Motorola is obligated to transfer to Freescale Semiconductor $68 million, plus investment returns earned on this amount, which was approximately $17 million as of December 31, 2006 in cash or plan assets, as permitted by law without adverse tax consequences to Motorola, with such transfer expected to occur in 2007. Cash contributions of $27 million were made to this plan in 2006. The Company expects to make cash contributions of approximately $24 million to the Postretirement Health Care Benefits Plan in 2007.
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
Recent Accounting Pronouncements
      In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.
      In September 2006, the FASB issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that endorsement split dollar life insurance arrangements which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967” based on the substance of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the agreement with the employee. Under the provisions of these Statements, a liability should be accrued equal to the actuarial present value of the future death benefits over the service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effects of applying EITF 06-4 may be reflected as either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or through retrospective application to all prior periods. The Company is currently assessing the impact of EITF 06-4 on the Company’s consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to (i) recognize the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position, and (iv) disclose additional information in the notes to financial statements. The Company adopted the recognition and disclosure requirements of SFAS 158 as of December 31, 2006. The impact of adopting these provisions was an increase in net liabilities for pension and postretirement health care benefits of $783 million and a decrease in stockholders’ equity of $514 million, net of taxes. The SFAS 158 provision related to measurement date is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of the change in measurement date on the Company’s financial statements but does not believe the adoption of this provision of SFAS 158 will have a material impact on the Company’s consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.
      In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on the Company’s consolidated results of operations, financial position, or cash flows.
      In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated results of operations or cash flows. The Company estimates that the adoption of FIN 48 will cause an increase in noncurrent liabilities and an equal offsetting increase in noncurrent deferred tax assets in the range of $900 million to $1.0 billion. The amount of cash ultimately payable with regard to the uncertain tax positions is not affected by the balance sheet reclassification estimated upon the adoption of FIN 48 and will be a function of Motorola’s overall tax situation when the underlying tax issues are resolved, taking into account the availability of deferred tax assets that may reduce tax otherwise due.
      In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of SFAS No. 140” (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when there is either: (i) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, or (iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not believe the adoption of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SFAS 156 will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.
Realignment of Segments
      Effective as of the second quarter of 2006, the Company realigned its businesses into three operating business segments: (i) Mobile Devices, (ii) Networks and Enterprise, and (iii) Connected Home Solutions. In addition, during the second quarter of 2006, the Company executed an agreement to sell its automotive electronics business. Reclassifications have been made to prior years’ financial statements and related notes to conform to the 2006 presentation and present the automotive electronics business as a discontinued operation.
Reclassifications
      Effective as of the fourth quarter 2006, the Company reflects costs associated with the amortization of intangible assets and in-process research and development at the corporate level rather than at the business segment level. Accordingly, these costs have been reclassified in prior period financial statements from the corresponding business segment to Other and Eliminations to conform to the current period presentation. In addition, certain costs associated with amortization of intangible assets, information technology development and new product introduction costs have been reclassified between statement lines in the consolidated statements of operations in the prior period financial statements to conform to the current period presentation.
Forward-Looking Statements
      Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Item 1: Business” about the impact of the Symbol Technologies, Inc. (“Symbol”) acquisition; (2) “Mobile Device Segment,” about industry growth, including in emerging markets and for replacement sales, the impact of the segment’s strategy, the impact from the loss of key customers, the allocation and regulation of frequencies, the impact of regulatory matters, the availability of materials, energy supplies and labor, the seasonality of the business, the firmness of the segment’s backlog and the manufacturing location; (3) “Networks and Enterprise Segment,” about the impact of the Symbol acquisition, the potential of the portfolio, 3G licenses and market development, homeland security industry growth, sales and utilization, enterprise mobility market growth, the impact of the segment’s strategy, the impact from the loss of key customers, competition from system integrators and telecommunications carriers, consolidation among providers, iDEN trends, the impact of regulatory matters, allocation and regulation of frequencies, the availability of materials, energy supplies and labor, the seasonality of the business and the firmness of the segment’s backlog; (4) “Connected Home Solutions Segment,” about the impact of the segment’s strategy, the impact of acquisitions, the impact from the loss of key customers, the competitive position, the impact of demand and competitive changes, the impact of regulatory matters, the availability of materials, energy supplies and labor, the seasonality of the business and the firmness of the segment’s backlog; (5) “Other Information,” about the impact from the loss of key customers, the firmness of the aggregate backlog position, the competitiveness through research and development and utilization of technology; (6) “Properties,” about the impact of property sales and the consequences of a disruption in manufacturing; (7) “Legal Proceedings,” about the ultimate disposition of pending legal matters; (8) “Management’s Discussion and Analysis,” about: (a) the impact of acquisitions, (b) the success of our business strategy, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs, (d) the Company’s ability and cost to repatriate funds, (e) the impact of the timing and level of sales and the geographic location of such sales, (f) future cash contributions to pension plans or retiree health benefit plans, (g) outstanding commercial paper balances, (h) the Company’s ability and cost to access the capital markets, (i) the Company’s ability to retire outstanding debt, (j) adequacy of resources to fund expected working capital and capital expenditure measurements, (k) expected payments pursuant to commitments under long-term agreements, (l) the outcome of ongoing and future legal proceedings (m) the impact of recent accounting pronouncements on the Company, and (n) the impact of the loss of key customers; and (9) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.
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
Foreign Currency Risk
      As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as a part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract.
      The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing and component sourcing.
      At December 31, 2006 and 2005, the Company had net outstanding foreign exchange contracts totaling $4.8 billion and $2.8 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange contract positions as of December 31, 2006 and, 2005:

	December 31,

Buy (Sell)	2006	2005

Euro	$(2,069)	$(1,076)
Chinese Renminbi	(1,195)	(728)
Brazilian Real	(466)	(348)
Indian Rupee	(148)	(70)
British Pound	252	(226)

      The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have investment grade credit ratings, to fail to meet their obligations.
      Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts and currency options. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash, cash equivalents, Sigma Funds and short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the foreign exchange financial instruments would hypothetically decrease by $312 million as of December 31, 2006 if the foreign currency rates were to change unfavorably by 10% of current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will be realized. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.
Fair Value Hedges
      The Company recorded income of $0.6 million, $1.5 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, representing the ineffective portions of changes in the fair value of fair value hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to fair value hedges that were discontinued for the years ended December 31, 2006, 2005 and 2004 are included in the amounts noted above.
Cash Flow Hedges
      The Company recorded income (expense) of $13 million, $1 million and $(12) million for the years ended December 31, 2006, 2005 and 2004, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2006, 2005 and 2004 are included in the amounts noted above.
      During the years ended December 31, 2006, 2005 and 2004, on a pre-tax basis, income (expense) of $(98) million, $21 million and $(27) million, respectively, was reclassified from equity to earnings in the Company’s consolidated statements of operations. If exchange rates do not change from year-end, the Company estimates that $16 million of pre-tax net derivative income included in Non-owner changes to equity within Stockholders’ equity would be reclassified into earnings within the next twelve months and will be reclassified in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.
      At December 31, 2006, the maximum term of derivative instruments that hedge forecasted transactions was two years. However, the weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was seven months.
Net Investment in Foreign Operations Hedge
      At December 31, 2006 and 2005, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.
Investments Hedge
      During the first quarter of 2006, the Company entered into a zero-cost collar derivative (the “Sprint Nextel Derivative”) to protect itself economically against price fluctuations in its 37.6 million shares of Sprint Nextel Corporation (“Sprint Nextel”) non-voting common stock. During the second quarter of 2006, as a result of Sprint Nextel’s spin-off of Embarq Corporation through a dividend to Sprint Nextel shareholders, the Company received approximately 1.9 million shares of Embarq Corporation. The floor and ceiling prices of the Sprint Nextel Derivative were adjusted accordingly. The Sprint Nextel Derivative was not designated as a hedge under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, to reflect the change in fair value of the Sprint Nextel Derivative, the Company recorded a net gain of $99 million for the year ended December 31, 2006, included in Other income (expense) in the Company’s consolidated statements of operations. In December 2006, the Sprint Nextel Derivative was terminated and settled in cash and the 37.6 million shares of Sprint Nextel were converted to common shares and sold. The Company received aggregate cash proceeds of approximately $820 million from the settlement of the Sprint Nextel Derivative and the subsequent sale of the 37.6 million Sprint Nextel shares. The Company recognized a loss of $126 million in connection with the sale of the remaining shares of Sprint Nextel common stock. As described above, the Company recorded a net gain of $99 million in connection with the Sprint Nextel Derivative.
      Prior to the merger of Sprint Corporation (“Sprint”) and Nextel Communications, Inc. (“Nextel”), the Company had entered into variable share forward purchase agreements (the “Variable Forwards”) to hedge its Nextel common stock. The Company did not designate the Variable Forwards as a hedge of the Sprint Nextel shares received as a result of the merger. Accordingly, the Company recorded $51 million of gains for the year ended December 31, 2005 reflecting the change in value of the Variable Forwards. The Variable Forwards were settled during the fourth quarter of 2005.
Fair Value of Financial Instruments
      The Company’s financial instruments include cash equivalents, Sigma Funds, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments.
      Using available market information, the Company determined that the fair value of long-term debt at December 31, 2006 was $4.3 billion, compared to a carrying value of $4.1 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
      The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2006.
Equity Price Market Risk
      At December 31, 2006, the Company’s available-for-sale securities portfolio had an approximate fair market value of $130 million which represented a cost basis of $70 million and a net unrealized gain of $60 million. The value of the available-for-sale securities would change by $13 million as of year-end 2006 if the price of the stock in each of the publicly-traded companies were to change by 10%. These equity securities are held for purposes other than trading.
Interest Rate Risk
      At December 31, 2006, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $4.1 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.
      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays these outstanding interest rate swaps at December 31, 2006:

	Notional Amount
	Hedged	Underlying Debt
Date Executed	(in millions)	Instrument

August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$2,642

      The weighted average short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 7.29% for the three months ended December 31, 2006. The fair value of the above interest rate swaps at December 31, 2006 and December 31, 2005, was $(47) million and $(50) million, respectively. The fair value of the above interest rate swaps would hypothetically decrease by $24 million (i.e., would decrease from $(47) million to $(71) million) if LIBOR were to change unfavorably by 10% from current levels. Except as noted below, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2006 or December 31, 2005.
      The Company designated the above interest rate swap agreements as part of a fair value hedging relationship. As such, changes in the fair value of the hedging instrument, as well as the hedged debt are recognized in earnings, therefore adjusting the carrying amount of the debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements. In the event the underlying debt instrument matures or is redeemed or repurchased, the Company is likely to terminate the corresponding interest rate swap contracts.
      Additionally, effective December 31, 2006, one of the Company’s European subsidiaries entered into interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is floating based on 3-month EURIBOR plus a spread. The Interest Agreements change the characteristics of interest rate payments from short-term EURIBOR based variable payments to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and accordingly the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s consolidated statements of operations. The fair value of the Interest Agreements at December 31, 2006 was $1 million. The fair value of the Interest Agreements would hypothetically decrease by $2 million (i.e., would decrease from $1 million to $(1) million if EURIBOR rates were to change unfavorably by 10% from current levels).
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

Item 8: Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola, Inc.:
      We have audited the accompanying consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes 1 and 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Also, as discussed in Notes 1 and 7 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Motorola, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Chicago, Illinois
February 28, 2007

Motorola, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31

(In millions, except per share amounts)	2006	2005	2004

Net sales	$42,879	$35,262	$29,663
Costs of sales	30,152	23,833	19,698

Gross margin	12,727	11,429	9,965

Selling, general and administrative expenses	4,504	3,628	3,508
Research and development expenditures	4,106	3,600	3,316
Other charges (income)	25	(404)	149

Operating earnings	4,092	4,605	2,992

Other income (expense):
Interest income (expense), net	326	71	(200)
Gains on sales of investments and businesses, net	41	1,845	460
Other	151	(109)	(140)

Total other income	518	1,807	120

Earnings from continuing operations before income taxes	4,610	6,412	3,112
Income tax expense	1,349	1,893	1,013

Earnings from continuing operations	3,261	4,519	2,099
Earnings (loss) from discontinued operations, net of tax	400	59	(567)

Net earnings	$3,661	$4,578	$1,532

Earnings (loss) per common share:
Basic:
Continuing operations	$1.33	$1.83	$0.89
Discontinued operations	0.17	0.02	(0.24)

	$1.50	$1.85	$0.65

Diluted:
Continuing operations	$1.30	$1.79	$0.87
Discontinued operations	0.16	0.02	(0.23)

	$1.46	$1.81	$0.64

Weighted average common shares outstanding:
Basic	2,446.3	2,471.3	2,365.0
Diluted	2,504.2	2,527.0	2,472.0
Dividends paid per share	$0.18	$0.16	$0.16

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31

(In millions, except per share amounts)	2006	2005

ASSETS
Cash and cash equivalents	$3,212	$3,774
Sigma Funds	12,204	10,867
Short-term investments	224	144
Accounts receivable, net	7,509	5,652
Inventories, net	3,162	2,422
Deferred income taxes	1,731	2,355
Other current assets	2,933	2,496
Current assets held for sale	—	312

Total current assets	30,975	28,022

Property, plant and equipment, net	2,267	2,020
Investments	895	1,644
Deferred income taxes	1,325	1,196
Other assets	3,131	2,597
Non-current assets held for sale	—	323

Total assets	$38,593	$35,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$1,693	$448
Accounts payable	5,056	4,295
Accrued liabilities	8,676	7,529
Current liabilities held for sale	—	320

Total current liabilities	15,425	12,592

Long-term debt	2,704	3,806
Other liabilities	3,322	2,727
Non-current liabilities held for sale	—	4

Stockholders’ equity
Preferred stock, $100 par value		—
Common stock, $3 par value	7,197	7,508
Issued shares: 2006—2,399.1 and 2005—2,502.7
Outstanding shares: 2006—2,397.4 and 2005—2,501.1
Additional paid-in capital	2,509	4,691
Retained earnings	9,086	5,897
Non-owner changes to equity	(1,650)	(1,423)

Total stockholders’ equity	17,142	16,673

Total liabilities and stockholders’ equity	$38,593	$35,802

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

		Non-Owner Changes To Equity

		Fair Value
	Common	Adjustment	Foreign
	Stock and	To Available	Currency	Retirement
	Additional	For Sale	Translation	Benefits	Other
	Paid-In	Securities,	Adjustments,	Adjustments,	Items,	Retained	Comprehensive
(In millions, except per share amounts)	Capital	Net of Tax	Net of Tax	Net of Tax	Net of Tax	Earnings	Earnings (Loss)

Balances at January 1, 2004	$9,379	$1,499	$(217)	$(873)	$(202)	$3,103

Net earnings						1,532	$1,532
Net unrealized losses on securities (net of tax of $59)		(82)					(82)
Foreign currency translation adjustments (net of tax of $35)			(150)				(150)
Retirement benefits adjustments(net of tax of $126)				(188)			(188)
Issuance of common stock and stock options exercised (including tax benefits of $51)	688
Gain on sale of subsidiary stock	397
Issuance of stock related to Equity Security Units	1,200
Net loss on derivative instruments (net of tax of $39)					(70)		(70)
Dividends declared ($0.16 per share)						(380)
Spin-off of Freescale Semiconductor, Inc.			228			(2,533)

Balances at December 31, 2004	11,664	1,417	(139)	(1,061)	(272)	1,722	$1,042

Net earnings						4,578	$4,578
Net unrealized losses on securities (net of tax of $812)		(1,320)					(1,320)
Foreign currency translation adjustments (net of tax of $29)			(114)				(114)
Retirement benefits adjustments(net of tax of $66)				(208)			(208)
Issuance of common stock and stock options exercised (including tax benefits of $210)	1,409
Share repurchase program	(874)
Net gain on derivative instruments (net of tax of $154)					274		274
Dividends declared ($0.16 per share)						(403)

Balances at December 31, 2005	12,199	97	(253)	(1,269)	2	5,897	$3,210

Net earnings						3,661	$3,661
Net unrealized losses on securities (net of tax of $37)		(60)					(60)
Foreign currency translation adjustments (net of tax of $1)			127				127
Retirement benefits adjustments (net of tax of $150)				(308)			206
Issuance of common stock and stock options exercised	916
Share repurchase program	(3,826)
Excess tax benefits from share-based compensation	165
Stock option and employee stock purchase plan expense	252
Net gain on derivative instruments (net of tax of $6)					14		14
Dividends declared ($0.19 per share)						(472)

Balances at December 31, 2006	$9,706	$37	$(126)	$(1,577)	$16	$9,086	$3,948

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31

(In millions)	2006	2005	2004

Operating
Net earnings	$3,661	$4,578	$1,532
Less: Earnings (loss) from discontinued operations	400	59	(567)

Earnings from continuing operations	3,261	4,519	2,099
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	558	540	566
Non-cash other charges	49	106	198
Share-based compensation expense	276	14	28
Gains on sales of investments and businesses	(41)	(1,845)	(460)
Deferred income taxes	838	1,000	466
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,775)	(1,303)	(551)
Inventories	(718)	(19)	(399)
Other current assets	(388)	(721)	(780)
Accounts payable and accrued liabilities	1,654	2,405	1,840
Other assets and liabilities	(215)	(388)	(105)

Net cash provided by operating activities from continuing operations	3,499	4,308	2,902

Investing
Acquisitions and investments, net	(1,068)	(312)	(476)
Proceeds from sale of investments and businesses	2,001	1,538	682
Capital expenditures	(649)	(548)	(405)
Proceeds from sale of property, plant and equipment	85	103	138
Purchases of Sigma Funds investments, net	(1,337)	(3,157)	(1,522)
Sales (purchases) of short-term investments	(80)	8	(13)

Net cash used for investing activities from continuing operations	(1,048)	(2,368)	(1,596)

Financing
Net proceeds from (repayment of) commercial paper and short-term borrowings	66	11	(19)
Repayment of debt	(18)	(1,132)	(2,250)
Repayment of TOPrS	—	—	(500)
Issuance of common stock	918	1,199	1,680
Purchase of common stock	(3,826)	(874)	—
Excess tax benefits from share-based compensation	165	—	—
Net payments related to debt redemption	—	—	(52)
Distribution from (to) discontinued operations	(23)	283	1,366
Payment of dividends	(443)	(394)	(378)

Net cash used for financing activities from continuing operations	(3,161)	(907)	(153)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	148	(105)	91

Discontinued Operations
Net cash provided by (used for) operating activities from discontinued operations	(16)	297	1,363
Net cash used for investing activities from discontinued operations	(13)	(16)	(2,937)
Net cash provided by (used for) financing activities from discontinued operations	23	(283)	1,414
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	6	2	73

Net cash used for discontinued operations	—	—	(87)

Net increase (decrease) in cash and cash equivalents	(562)	928	1,157
Cash and cash equivalents, beginning of year (includes $87 million at January 1, 2004 from discontinued operations)	3,774	2,846	1,689

Cash and cash equivalents, end of year	$3,212	$3,774	$2,846

Cash Flow Information

Cash paid during the year for:
Interest, net	$322	$318	$381
Income taxes, net of refunds	463	703	467

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except as noted)

1.	Summary of Significant Accounting Policies
       Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company’s investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company’s investments in other entities are accounted for using the cost method.
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
      Long-Term Contracts — For long-term contracts that involve customization or modification of the Company’s equipment or software, the Company generally recognizes revenue using the percentage of completion method based on the percentage of costs incurred to date compared to the total estimated costs to complete the contract. In certain instances, when revenues or costs associated with long-term contracts cannot be reliably estimated or the contract involves unproven technologies or other inherent hazards, revenues and costs are deferred until the project is complete and customer acceptance is obtained.
      Services — Revenue for services is generally recognized ratably over the contract term as services are performed.
      Software and Licenses — Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license. Revenue from software maintenance, technical support and unspecified upgrades is generally recognized over the period that these services are delivered.
      Multiple Element Arrangements — Arrangements with customers may include multiple deliverables, including any combination of products, equipment, services and software. If multiple element arrangements include software or software related elements, the Company applies the provisions of AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” to determine separate units of accounting and the amount of the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting if the functionality of the delivered element(s) is not dependent on the undelivered element(s), there is vendor-specific objective evidence of the fair value of the undelivered element(s), and general revenue recognition criteria related to the delivered element(s) have been met. For all other deliverables, elements are separated into more than one unit of accounting if the delivered element(s) have value to the customer on a stand-alone basis, objective and reliable evidence of fair value exists for the undelivered element(s), and delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). The revenue recognition criteria described above are applied to each separate unit of accounting. If these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.
      Cash Equivalents: The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Sigma Funds: The Company and its wholly-owned subsidiaries invest most of their excess cash in two Sigma Reserve funds (the “Sigma Funds”), which are funds similar to a money market fund. The Sigma Funds portfolios are managed by five major outside investment management firms and include investments in high quality (rated at least A/ A-1 by S&P or A2/ P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the funds must be 120 days or less with the actual average maturity of the investments being 53 days and 74 days at December 31, 2006 and 2005, respectively. The Company values investments in the Sigma Funds using the amortized cost method, which approximates current market value. Under this method, securities are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the security. Certain investments with maturities beyond one year have been classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.
      Inventories: Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).
      Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using straight-line and declining-balance methods, based on the estimated useful lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 2-12 years) and commences once the assets are ready for their intended use.
      Goodwill and Intangible Assets: Goodwill is not amortized, but instead is tested for impairment at least annually on October 1. Intangible assets are amortized over their respective estimated useful lives ranging from 18 months to 13 years. The Company has no intangible assets with indefinite useful lives.
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
      Fair Values of Financial Instruments: The fair values of financial instruments are determined based on quoted market prices and market interest rates as of the end of the reporting period. The Company’s financial instruments include cash and cash equivalents, Sigma Funds, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments. The fair values of these financial instruments were, with the exception of long-term debt as disclosed in Notes 4 and 5, not materially different from their carrying or contract values at December 31, 2006 and 2005.
      Foreign Currency: Certain of the Company’s non-U.S. operations use the respective local currency as the functional currency. These operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using the monthly average exchange rates in effect for the period in which the items occur. The resulting translation adjustments are included as a component of Stockholders’ equity in the Company’s consolidated balance sheets. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured into U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other income (expense) within the Company’s consolidated statement of operations.
      Derivative Instruments: Gains and losses on hedges of existing assets, or liabilities are marked-to-market and the result is included within Other income (expense) in the consolidated statements of operations. Gains and losses on financial instruments that hedge firm future commitments are deferred until such time as the underlying transactions are recognized or recorded immediately when the transaction is no longer expected to occur. Gains or losses on financial instruments that do not qualify as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) are recognized immediately as income or expense.
      Earnings Per Share: The Company calculates its basic earnings per share based on the weighted effect of all common shares issued and outstanding. Net earnings is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings per share. Diluted earnings per share is calculated by dividing net earnings by the sum of the weighted average number of common shares used in the basic earnings per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings per share calculation. Both basic and diluted earnings per share amounts are calculated for earnings from continuing operations and earnings (loss) from discontinued operations for all periods presented.
      Share-Based Compensation Costs: The Company has incentive plans which reward employees with stock options, an employee stock purchase plan, and restricted stock. Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for share-based compensation. On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). The amount of compensation cost for share-based awards is measured based on the fair value, as determined by the Black-Scholes option pricing model, on the grant date that the share-based awards are issued and adjusted for the estimated number of awards that are expected to vest. Compensation cost for equity instruments is recognized on a straight-line basis over the vesting period.
      Retirement Benefits: The Company records annual expenses relating to its pension benefit and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The effects of the gains, losses, and prior service costs and credits are amortized over future service periods. As of December 31, 2006, the funding status, or projected benefit obligation less plan assets, for each plan, is reflected in the Company’s consolidated balance sheet.
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
      Recent Accounting Pronouncements: In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.
      In September 2006, the FASB issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967” based on the substance of the agreement with the employee. Under the provisions of these Statements, a liability should be accrued equal to the actuarial present value of the future death benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effects of applying EITF 06-4 may be reflected as either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or through retrospective application to all prior periods. The Company is currently assessing the impact of EITF 06-4 on the Company’s consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to (i) recognize the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position, and (iv) disclose additional information in the notes to financial statements. The Company adopted the recognition and disclosure requirements of SFAS 158 as of December 31, 2006. The impact of adopting these provisions was an increase in net liabilities for pension and postretirement health care benefits of $783 million and a decrease in stockholders’ equity of $514 million, net of taxes. The SFAS 158 provision related to measurement date is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of the change in measurement date on the Company’s financial statements but does not believe the adoption of this provision of SFAS 158 will have a material impact on the Company’s consolidated financial statements.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.
      In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.
      In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated results of operations or cash flows. The Company estimates that the adoption of FIN 48 will cause an increase in noncurrent liabilities and an equal offsetting increase in noncurrent deferred tax assets in the range of $900 million to $1.0 billion. The amount of cash ultimately payable with regard to the uncertain tax positions is not affected by the balance sheet reclassification estimated upon the adoption of FIN 48 and will be a function of Motorola’s overall tax situation when the underlying tax issues are resolved, taking into account the availability of deferred tax assets that may reduce tax otherwise due.
      In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of SFAS No. 140” (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract when there is either: (i) a transfer of the requirements for sale accounting, (ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS  115, “Accounting for Certain Investments in Debt and Equity Securities”, or (iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS 156 will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

2.	Discontinued Operations
       During 2006, the Company completed the sale of its automotive electronics business, which was a component of the Networks and Enterprise segment, to Continental AG for $856 million in net cash received. The Company recorded a gain on sale of business of $399 million before income taxes, which is included in Earnings (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations.
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
      The financial results of the automotive electronics business and Freescale Semiconductor have been reflected as discontinued operations in the accompanying financial statements and related disclosures for all periods presented. As a result, the footnote disclosures have been revised to exclude amounts related to the automotive electronics business and Freescale Semiconductor.
      The following table displays summarized financial information for discontinued operations:

Years Ended December 31	2006	2005	2004

Net sales (including sales to other Motorola businesses of $0 million, $3 million and $1,173 million for the years ended December 31, 2006, 2005 and 2004, respectively)	$860	$1,581	$5,685
Operating earnings	87	118	352
Gains (loss) on sales of investments and businesses, net	399	16	(44)
Earnings before income taxes	482	135	381
Income tax expense	82	76	948
Earnings (loss) from discontinued operations, net of tax	400	59	(567)

      The following table displays a summary of the assets and liabilities held for sale:

December 31	2005

Assets
Accounts receivable, net	$144
Inventories, net	100
Deferred income taxes, current	35
Other current assets	33
Property, plant and equipment, net	251
Investments	10
Deferred income taxes, non-current	49
Other assets	13

$635

Liabilities
Accounts payable	$111
Accrued liabilities	209
Other liabilities	4

$324

3. Other Financial Data
Statement of Operations Information
Other Charges (Income)
      Other charges (income) included in Operating earnings consist of the following:

Years Ended December 31	2006	2005	2004

Other charges (income):
Settlements and collections related to Telsim	$(418)	$(515)	$(44)
Reorganization of businesses	172	54	(11)
Intangibles amortization	100	67	52
In-process research and development charges	33	2	34
Charitable contribution to Motorola Foundation	88	—	—
Legal reserves	50	—	—
Goodwill impairment	—	—	125
Other	—	(12)	(7)

	$25	$(404)	$149

Other Income (Expense)
      Interest income (expense), net, and Other both included in Other income (expense) consist of the following:

Years Ended December 31	2006	2005	2004

Interest income (expense), net:
Interest expense	$(335)	$(325)	$(354)
Interest income	661	396	154

	$326	$71	$(200)

Other:
Investment impairments	$(27)	$(25)	$(36)
Repayment of previously-reserved Iridium loan	—	30	—
Debt retirement	—	(137)	(81)
Gain on Sprint Nextel derivatives	99	51	—
Foreign currency gain (loss)	60	(38)	(44)
Other	19	10	21

	$151	$(109)	$(140)

Earnings Per Common Share
      Basic and diluted earnings per common share from both continuing operations and net earnings, which includes discontinued operations is computed as follows:

	Continuing Operations			Net Earnings

Years Ended December 31	2006	2005	2004	2006	2005	2004

Basic earnings per common share:
Earnings	$3,261	$4,519	$2,099	$3,661	$4,578	$1,532
Weighted average common shares outstanding	2,446.3	2,471.3	2,365.0	2,446.3	2,471.3	2,365.0
Per share amount	$1.33	$1.83	$0.89	$1.50	$1.85	$0.65

Diluted earnings per common share:
Earnings	$3,261	$4,519	$2,099	$3,661	$4,578	$1,532
Add: Interest on equity security units, net	—	—	42	—	—	42

Earnings, as adjusted	$3,261	$4,519	$2,141	$3,661	$4,578	$1,574

Weighted average common shares outstanding	2,446.3	2,471.3	2,365.0	2,446.3	2,471.3	2,365.0
Add effect of dilutive securities:
Employee share-based awards	57.9	55.7	48.8	57.9	55.7	48.8
Equity security units	—	—	57.8	—	—	57.8
Zero coupon notes due 2009 and 2013	—	—	0.4	—	—	0.4

Diluted weighted average common shares outstanding	2,504.2	2,527.0	2,472.0	2,504.2	2,527.0	2,472.0

Per share amount	$1.30	$1.79	$0.87	$1.46	$1.81	$0.64

      In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the years ended December 31, 2006, 2005 and 2004 the assumed conversion of 76.6 million, 44.8 million and 155.8 million stock options, respectively, were excluded because their inclusion would have been antidilutive.
Balance Sheet Information
Accounts Receivable
      Accounts receivable, net, consists of the following:

December 31	2006	2005

Accounts receivable	$7,587	$5,753
Less allowance for doubtful accounts	(78)	(101)

	$7,509	$5,652

Inventories
      Inventories, net, consist of the following:

December 31	2006	2005

Finished goods	$1,796	$1,252
Work-in-process and production materials	1,782	1,699

	3,578	2,951
Less inventory reserves	(416)	(529)

	$3,162	$2,422

Other Current Assets
      Other current assets consists of the following:

December 31	2006	2005

Contractor receivables	$1,349	$1,240
Costs in excess of billings	505	495
Contract related deferred costs	369	255
Other	710	506

	$2,933	$2,496

Property, plant, and equipment
      Property, plant and equipment, net, consists of the following:

December 31	2006	2005

Land	$129	$147
Building	1,705	1,697
Machinery and equipment	5,885	5,416

	7,719	7,260
Less accumulated depreciation	(5,452)	(5,240)

	$2,267	$2,020

      Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $463 million, $473 million and $502 million, respectively.
Investments
      Investments consist of the following:

December 31	2006	2005

Available-for-sale securities:
Cost basis	$70	$1,065
Gross unrealized gains	68	232
Gross unrealized losses	(8)	(75)

Fair value	130	1,222
Other securities, at cost	676	284
Equity method investments	89	138

	$895	$1,644

      The Company recorded investment impairment charges of $27 million, $25 million and $36 million for the years ended December 31, 2006, 2005 and 2004, respectively, primarily related to cost-based investments write-downs. These impairment charges represent other-than-temporary declines in the value of the Company’s investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.
      Gains (loss) on sales of investments and businesses, consists of the following:

Years Ended December 31	2006	2005	2004

Gains on sales of investments	$41	$1,848	$434
Gains (loss) on sales of businesses	—	(3)	26

	$41	$1,845	$460

      In 2006, the $41 million of net gains was primarily related to a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation, partially offset by a $126 million loss on the sale of the Company’s remaining shares in Sprint Nextel Corporation (“Sprint Nextel”).

      During the first half of 2005, the Company sold 22.5 million shares of common stock of Nextel Communications, Inc. (“Nextel”). The Company received approximately $679 million in cash and realized a pre-tax gain of $609 million from these sales.
      On August 12, 2005, Sprint Corporation completed its merger (the “Sprint Nextel Merger”) with Nextel. In connection with the Sprint Nextel Merger, Motorola received $46 million in cash, 31.7 million voting shares and 37.6 million non-voting shares of Sprint Nextel, in exchange for its remaining 54.7 million shares of Nextel. As a result of this transaction, the Company realized a gain of $1.3 billion, comprised of a $1.7 billion gain recognized on the receipt of cash and the 69.3 million shares of Sprint Nextel in exchange for its shares of Nextel, net of a $418 million loss recognized on its hedge of 25 million shares of common stock of Nextel.
      On December 14, 2004, in connection with the announcement of the definitive agreement relating to the Sprint Nextel Merger, Motorola, a Motorola subsidiary and Nextel entered into an agreement pursuant to which Motorola and its subsidiary agreed to not dispose of their 29.7 million non-voting shares of Nextel (now 37.6 million shares of non-voting common stock of Sprint Nextel issued in exchange for Nextel non-voting common stock pursuant to the Sprint Nextel Merger) for a period of no longer than two years. In exchange for this agreement, Nextel paid Motorola a fee of $50 million in 2005.
      During the fourth quarter of 2005, the Company elected to settle variable share purchase agreements by delivering 30.3 million shares of Sprint Nextel common stock, with a value of $725 million, to the counterparties and selling the remaining 1.4 million Sprint Nextel common shares in the open market. The Company received aggregate cash proceeds of $391 million and realized a loss of $70 million in connection with the settlement and sale.
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
Other Assets
      Other assets consists of the following:

December 31	2006	2005

Long-term finance receivables, net of allowance of $10 and $12	$145	$82
Goodwill	1,706	1,349
Intangible assets, net of accumulated amortization of $536 and $437	354	231
Royalty license arrangements	439	471
Other	487	464

	$3,131	$2,597

Accrued Liabilities
      Accrued liabilities consists of the following:

December 31	2006	2005

Contractor payables	$1,481	$985
Customer reserves	1,305	1,171
Compensation	777	1,057
Deferred revenue	730	425
Customer downpayments	532	429
Warranty reserves	530	467
Tax liabilities	444	488
Other	2,877	2,507

	$8,676	$7,529

Other Liabilities
      Other liabilities consists of the following:

December 31	2006	2005

Defined benefit plans	$1,882	$1,644
Postretirement health care benefit plan	214	66
Royalty license arrangement	300	315
Deferred revenue	273	78
Other	653	624

	$3,322	$2,727

Stockholders’ Equity Information
Comprehensive Earnings (Loss)
      Net unrealized gains (losses) on securities included in Comprehensive earnings (loss) are comprised of the following:

Years Ended December 31	2006	2005

Gross unrealized gains (losses) on securities, net of tax	$31	$(204)
Less: Realized gains, net of tax	91	1,116

Net unrealized losses on securities, net of tax	$(60)	$(1,320)

Share Repurchase Program
      In May 2005, the Board of Directors authorized the Company to purchase up to $4.0 billion of its outstanding shares of common stock over a period of up to 36 months ending in May 2008, subject to market conditions (the “2005 Stock Repurchase Program”). In July 2006, the Company entered into an accelerated stock buyback agreement to repurchase approximately $1.2 billion of its outstanding common stock (the “ASB”). In October 2006, the Company received the final distribution of shares under the ASB. The total shares purchased under the ASB were 50.5 million shares. The ASB completed the 2005 Stock Repurchase Program.
      On July 24, 2006, the Board of Directors authorized the Company to repurchase up to an additional $4.5 billion of its outstanding shares of common stock over a period of up to 36 months ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”). In the fourth quarter of 2006, the Company purchased $700 million of shares under the 2006 Stock Repurchase Program.
      The Company repurchased a total of 171.7 million common shares (including shares received under the ASB) at a cost of $3.8 billion in 2006. The Company repurchased a total of 41.7 million common shares at a cost of $874 million in 2005. All repurchased shares have been retired.

4. Debt and Credit Facilities
Long-Term Debt

December 31	2006	2005

7.6% notes due 2007	$118	$118
4.608% senior notes due 2007	1,205	1,212
6.5% notes due 2008	114	114
5.8% notes due 2008	84	84
7.625% notes due 2010	525	525
8.0% notes due 2011	599	599
6.5% debentures due 2025	397	397
7.5% debentures due 2025	398	398
6.5% debentures due 2028	297	296
5.22% debentures due 2097	194	193
Other long-term debt	141	39

	4,072	3,975
Fair value adjustment	(28)	(50)
Less: current portion	(1,340)	(119)

Long-term debt	$2,704	$3,806

Short-Term Debt

December 31	2006	2005

Notes to banks	$71	$29
Commercial paper	300	300

	371	329
Add: current portion	1,340	119
Fair value adjustment	(18)	—

Notes payable and current portion of long-term debt	$1,693	$448

Weighted average interest rates on short-term borrowings

Commercial paper	5.1%	3.4%
Other short-term debt	5.8%	3.4%

      In January 2007, the Company repaid, at maturity, all $118 million aggregate principal amount outstanding of its 7.6% Notes due January 1, 2007 (the “2007 7.6% Notes”).
      In November 2006, $1.2 billion of 4.608% Senior Notes due November 16, 2007 were reclassified to current portion of long-term debt.
      In September 2005, the Company repurchased an aggregate principal amount of $1.0 billion of its outstanding long-term debt for an aggregate purchase price of $1.1 billion through cash tender offers. Included in the $1.0 billion of long-term debt repurchased were repurchases of a principal amount of: (i) $86 million of the $200 million of 6.50% Notes due 2008 outstanding, (ii) $241 million of the $325 million of 5.80% Notes due 2008 outstanding, and (iii) $673 million of the $1.2 billion of 7.625% Notes due 2010 outstanding. In addition, the Company terminated a notional amount of $1.0 billion of fixed-to-floating interest rate swaps associated with the debt repurchased, resulting in an expense of approximately $22 million. The aggregate charge for the repurchase of the debt and the termination of the associated interest rate swaps, as presented in Other income (expense) in the Company’s consolidated statements of operations, was $137 million.
      On September 1, 2005, the Company retired approximately $1 million of the $398 million of 6.5% Debentures due 2025 (the “2025 Debentures”) in connection with the holders of the debentures right to put their debentures back to the Company. The residual put options expired unexercised and the remaining $397 million of 2025 Debentures were reclassified to long-term debt.

      In 2004, the Company retired approximately $2.3 billion of debt, including $1.8 billion of debt retired prior to maturity. The net charge for the repurchase of the debt and the termination of the associated interest rate swaps, as presented in Other income (expense) in the Company’s consolidated statements of operations, was $81 million.
      Aggregate requirements for long-term debt maturities during the next five years are as follows: 2007 — $1.3 billion; 2008 — $198 million; 2009 — $4 million; 2010 — $534 million; 2011 — $607 million.
      In December 2006, the Company signed a new five-year revolving domestic credit facility (“5-Year Credit Facility”) for $2.0 billion, replacing the existing facility totaling $1.0 billion. At December 31, 2006, the commitment fee assessed against the daily average amounts unused was 6.5 basis points. Important terms of the 5-Year Credit Facility include a covenant relating to the ratio of total debt to EBITDA. The Company was in compliance with the terms of the 5-year Credit Facility at December 31, 2006. The Company’s current corporate credit ratings are “A-” with a stable outlook by Fitch, “Baa1” with a positive outlook by Moody’s, and “A-” with a stable outlook by S&P. The Company has never borrowed under its domestic revolving credit facilities. The Company also has $2.0 billion of non-U.S. credit facilities with interest rates on borrowings varying from country to country depending upon local market conditions. At December 31, 2006, the Company’s total domestic and non-U.S. credit facilities totaled $4.0 billion, of which $175 million was considered utilized.
5. Risk Management
Derivative Financial Instruments
Foreign Currency Risk
      As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as a part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract.
      The Company’s strategy in foreign exchange exposure issues is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of SFAS No. 133. A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing and component sourcing.
      At December 31, 2006 and 2005, the Company had net outstanding foreign exchange contracts totaling $4.8 billion and $2.8 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. The following table shows the five largest net foreign exchange contract positions as of December 31, 2006 and 2005:

	December 31,	December 31,
Buy (Sell)	2006	2005

Euro	$(2,069)	$(1,076)
Chinese Renminbi	(1,195)	(728)
Brazilian Real	(466)	(348)
Indian Rupee	(148)	(70)
British Pound	252	(226)

      The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have investment grade credit ratings, to fail to meet their obligations.
Interest Rate Risk
      At December 31, 2006, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $4.1 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.
      In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays these outstanding interest rate swaps at December 31, 2006:

	Notional Amount
Date Executed	Hedged	Underlying Debt Instrument

August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010
March 2002	118	7.6% notes due 2007

	$2,642

      The weighted average short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 7.29% for the three months ended December 31, 2006. The fair value of the above interest rate swaps at December 31, 2006 and 2005, was $(47) million and $(50) million, respectively. Except as noted below, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2006 or December 31, 2005.
      The Company designated the above interest rate swap agreements as part of a fair value hedging relationship. As such, changes in the fair value of the hedging instrument, as well as the hedged debt are recognized in earnings, therefore adjusting the carrying amount of the debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements. In the event the underlying debt instrument matures or is redeemed or repurchased, the Company is likely to terminate the corresponding interest rate swap contracts.
      Additionally, effective December 31, 2006, one of the Company’s European subsidiaries entered into interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is floating based on 3-month EURIBOR plus a spread. The Interest Agreements change the characteristics of interest rate payments from short-term EURIBOR based variable payments to maximum fixed-rate payments. The Interest Agreements are not accounted for as part of a hedging relationship and accordingly the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s consolidated statements of operations. The fair value of the Interest Agreements at December 31, 2006 was $1 million.
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

Stockholders’ Equity
      Derivative instruments activity, net of tax, included in Non-owner changes to equity within Stockholders’ Equity for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005

Balance at January 1	$2	$(272)
Increase in fair value	75	28
Reclassifications to earnings	(61)	246

Balance at December 31	$16	$2

Fair Value Hedges
      The Company recorded income of $0.6 million, $1.5 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, representing the ineffective portions of changes in the fair value of fair value hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to fair value hedges that were discontinued for the years ended December 31, 2006, 2005 and 2004 are included in the amounts noted above.
Cash Flow Hedges
      The Company recorded income (expense) of $13 million, $1 million and $(12) million for the years ended December 31, 2006, 2005 and 2004, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2006, 2005 and 2004 are included in the amounts noted above.
      During the years ended December 31, 2006, 2005 and 2004, on a pre-tax basis, income (expense) of $(98) million, $21 million and $(27) million, respectively, was reclassified from equity to earnings in the Company’s consolidated statements of operations. If exchange rates do not change from year-end, the Company estimates that $16 million of pre-tax net derivative income included in Non-owner changes to equity within Stockholders’ equity would be reclassified into earnings within the next twelve months and will be reclassified in the same period that the hedged item affects earnings. The actual amounts that will be reclassified into earnings over the next twelve months will vary from this amount as a result of changes in market conditions.
      At December 31, 2006, the maximum term of derivative instruments that hedge forecasted transactions was two years. However, the weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was seven months.
Net Investment in Foreign Operations Hedge
      At December 31, 2006 and 2005, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.
Investments Hedge
      During the first quarter of 2006, the Company entered into a zero-cost collar derivative (the “Sprint Nextel Derivative”) to protect itself economically against price fluctuations in its 37.6 million shares of Sprint Nextel Corporation (“Sprint Nextel”) non-voting common stock. During the second quarter of 2006, as a result of Sprint Nextel’s spin-off of Embarq Corporation through a dividend to Sprint Nextel shareholders, the Company received approximately 1.9 million shares of Embarq Corporation. The floor and ceiling prices of the Sprint Nextel Derivative were adjusted accordingly. The Sprint Nextel Derivative was not designated as a hedge under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, to reflect the change in fair value of the Sprint Nextel Derivative, the Company recorded a net gain of $99 million for the year ended December 31, 2006, included in Other income (expense) in the Company’s consolidated statements of operations. In December 2006, the Sprint Nextel Derivative was terminated and settled in cash and the 37.6 million shares of Sprint Nextel were converted to common shares and sold. The Company received aggregate cash proceeds of approximately $820 million from the settlement of the Sprint Nextel Derivative and the subsequent sale of the 37.6 million Sprint Nextel shares. The Company recognized a loss of $126 million in connection with the sale of the remaining shares of Sprint Nextel common stock. As described above, the Company recorded a net gain of $99 million in connection with the Sprint Nextel Derivative.
      Prior to the merger of Sprint Corporation (“Sprint”) and Nextel Communications, Inc. (“Nextel”), the Company had entered into variable share forward purchase agreements (the “Variable Forwards”) to hedge its Nextel common stock. The Company did not designate the Variable Forwards as a hedge of the Sprint Nextel shares received as a result of the merger. Accordingly, the Company recorded $51 million of gains for the year ended December 31, 2005 reflecting the change in value of the Variable Forwards. The Variable Forwards were settled during the fourth quarter of 2005.
Fair Value of Financial Instruments
      The Company’s financial instruments include cash equivalents, Sigma Funds, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, notes payable, long-term debt, foreign currency contracts and other financing commitments.
      Using available market information, the Company determined that the fair value of long-term debt at December 31, 2006 was $4.3 billion, compared to a carrying value of $4.1 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.
      The fair values of the other financial instruments were not materially different from their carrying or contract values at December 31, 2006.
6. Income Taxes
       Components of earnings (loss) from continuing operations before income taxes are as follows:

Years Ended December 31	2006	2005	2004

United States	$1,034	$3,232	$853
Other nations	3,576	3,180	2,259

	$4,610	$6,412	$3,112

      Components of income tax expense (benefit) are as follows:

Years Ended December 31	2006	2005	2004

United States	$10	$240	$44
Other nations	488	638	458
States (U.S.)	13	15	6

Current income tax expense	511	893	508

United States	892	891	504
Other nations	(147)	(42)	(94)
States (U.S.)	93	151	95

Deferred income tax expense	838	1,000	505

Total income tax expense	$1,349	$1,893	$1,013

      Deferred tax charges (benefits) that were recorded within Non-owner changes to equity in the Company’s consolidated balance sheets resulted primarily from fair value adjustments to available-for-sale securities, losses on derivative instruments and retirement benefit adjustments. The adjustments were $(182) million, $(753) million and $(189) million for the years ended December 31, 2006, 2005 and 2004, respectively. Except for certain earnings that the Company intends to reinvest indefinitely, provisions have been made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. Federal income taxes has been provided, aggregate $4.0 billion, $2.8 billion and $5.6 billion at December 31, 2006, 2005 and 2004, respectively. The portion of earnings not reinvested indefinitely may be distributed without additional U.S. federal income taxes charges given the U.S. federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits.
      On October 22, 2004, the American Jobs Creation Act of 2004 (“the Act”) was signed into law. The Act provides for a special one-time tax incentive for U.S. multinationals to repatriate accumulated earnings from their foreign subsidiaries by providing an 85 percent dividends received deduction for certain qualifying dividends. The Company repatriated approximately $4.6 billion of accumulated earnings under the Act and recorded an associated tax benefit of $265 million in 2005. The Company finalized certain actions maximizing the tax benefit attributable to the repatriation of foreign earnings under the provisions of the Act and recognized an additional $68 million of net tax benefits relating to these actions during 2006.
      Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) are as follows:

Years Ended December 31	2006	2005	2004

Income tax expense at statutory rate	$1,613	$2,244	$1,089
Taxes on non-U.S. earnings	(449)	(460)	(528)
State income taxes	77	121	66
Tax benefit on qualifying repatriations	(68)	(265)	—
Tax on undistributed non-U.S. earnings	194	202	327
Research credits	(34)	(23)	(72)
Foreign export sales and section 199 deduction	(22)	(13)	(30)
Non-deductible acquisition charges	4	2	11
Goodwill impairments	—	—	44
Tax benefit on disposition of subsidiaries	—	(81)	—
Other provisions	247	233	42
Charitable contributions	(28)	—	—
Valuation allowance	(187)	(88)	(26)
Other	2	21	90

	$1,349	$1,893	$1,013

      Significant components of deferred tax assets (liabilities) are as follows:

December 31	2006	2005

Inventory	$163	$223
Employee benefits	915	881
Capitalized items	915	1,033
Tax basis differences on investments	110	(104)
Depreciation tax basis differences on fixed assets	89	63
Undistributed non-U.S. earnings	(329)	(229)
Tax carryforwards	1,515	2,098
Available for sale securities	(23)	(60)
Business reorganization	38	14
Long-term financing reserves	9	152
Warranty and customer reserves	398	356
Deferred revenue	224	101
Valuation allowances	(740)	(896)
Deferred charges	46	45
Other	(357)	(146)

	$2,973	$3,531

      Gross deferred tax assets were $8.7 billion, $9.9 billion and $9.8 billion at December 31, 2006, 2005 and 2004, respectively. Deferred tax assets, net of valuation allowances, were $8.0 billion, $9.0 billion and $8.9 billion at

December 31, 2006, 2005 and 2004, respectively. Gross deferred tax liabilities were $5.0 billion, $5.5 billion and $5.0 billion at December 31, 2006, 2005 and 2004, respectively.
      The Company had deferred tax assets for tax carryforwards totaling $1.5 billion and $2.1 billion at December 31, 2006 and 2005, respectively, of which $1.0 billion and $1.6 billion related to U.S. tax carryforwards. Details on the U.S. tax carryforwards at December 31, 2006 are shown in the table below.

	Gross	Tax	Expiration
U.S. Tax Carryforwards	Tax Loss	Effected	Period

U.S. tax losses	$637	$223	2019-2024
Foreign tax credits	—	211	2013-2015
General business credits	—	385	2018-2026
Minimum tax credits	—	93	unlimited
Capital losses	13	5	2007
State tax losses	1,675	72	2008-2023
State tax credits	—	33	2009-2024

Total U.S. tax carryforwards	$2,325	$1,022

      At December 31, 2006 the Company had valuation allowances totaling $218 million against its U.S. deferred tax assets. The valuation allowances relate primarily to tax carryforwards of acquired businesses which have limitations upon their use and state tax carryforwards with short expiration periods. During 2006, the Company recorded a $34 million valuation allowance against deferred tax assets for certain investments that will generate future capital losses. The Company feels that the capital losses on these investments will likely expire unused. The Company believes that the remaining U.S. deferred tax assets are more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
      The Company’s non-U.S. subsidiaries, primarily in Germany and the UK, had deferred tax assets from tax carryforwards of $493 million and $530 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the Company had $433 million of deferred tax assets for tax carryforwards that can be carried forward indefinitely, $22 million which will expire by 2009 and $38 million that will expire by 2020. The tax carryforwards at December 31, 2006 are comprised of $1.3 billion of tax loss carryforwards, representing a $430 million deferred tax balance, and $63 million of tax credit carryforwards for a total deferred tax balance of $493 million. During 2006, the Company realized tax benefits of $194 million relating to the reversal of valuation allowances for its non-U.S. subsidiaries, primarily in Germany and the UK, based on the likelihood that the Company would be able to utilize the tax carryforwards and deferred tax assets in the future. At December 31, 2006, the Company has recorded valuation allowances of $522 million against its non-U.S. subsidiaries deferred tax assets, of which $31 million of valuation allowance relates to a 2006 acquisition that if reversed would be offset by a reduction to goodwill. The Company believes that the remaining deferred tax assets of its non-U.S. subsidiaries are more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.
      The Internal Revenue Service (“IRS”) is currently conducting its field examination of the Company’s 2001 through 2003 tax returns. In June 2006, in connection with this examination, the Company received notices of proposed adjustments for the 2001 and 2002 taxable years relating to transfer pricing. These proposed adjustments are similar to those previously made by the IRS for the Company’s 1996-2000 taxable years. The Company is currently protesting the 1996 through 2000 adjustments at the appellate level of the IRS. The Company disagrees with all of these proposed transfer pricing-related adjustments and intends to vigorously dispute them through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on these matters, it could result in: (i) additional taxable income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million, and (ii) additional taxable income for the years 2001 and 2002 of approximately $800 million, which could result in additional income tax liability for the Company of approximately $300 million. Although the final resolution of these matters is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matter is ultimately resolved.

      During the years ended December 31, 2006 and 2005, the Company reached favorable agreements with several non-U.S. taxing authorities that resulted in net income tax benefits of $44 million and $28 million, respectively. The Company has several other non-U.S. income tax audits pending and while the final resolution is uncertain, in the opinion of the Company’s management the ultimate disposition of the audits will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.
7. Retirement Benefits
Pension Benefit Plans
      The Company’s noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. On February 20, 2007, the Company passed an amendment to the Regular Pension Plan which changes the definition of average earnings. Under the current formula, benefits are calculated using the highest annual earnings in any five years within the last ten calendar years. Beginning in January 2008, the benefit will be based on the average of the five highest years of earnings within the last ten calendar years prior to December 31, 2007 averaged with future earnings. The Company also provides defined benefit plans to some of its foreign entities (the “Non-U.S. Plans”).
      The Company also has a noncontributory supplemental retirement benefit plan (the “Officers’ Plan”) for its elected officers. The Officers’ Plan contains provisions for funding the participants’ expected retirement benefits when the participants meet the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers’ Plan as of December 31, 1999 had the option to remain in the Officers’ Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999, newly elected officers are not eligible to participate in the Officers’ Plan. Effective June 30, 2005, salaries were frozen for this plan.
      The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits in excess of the limitations imposed by the Internal Revenue Code on the Regular Pension Plan. Elected officers covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP. Effective January 1, 2005, newly hired employees were not eligible to participate in the MSPP. Effective January 1, 2007, eligible compensation has been capped at the IRS limit plus $175,000 or, for those in excess of this cap at January 1, 2007, their current eligible compensation is frozen for calculation purposes.
      As of December 31, 2006, the Company was required to apply SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) to recognize the funded status of its defined benefit plans on its consolidate balance sheet. SFAS 158 requires that the Company recognize, on a prospective basis, the funded status of its defined benefit pension and other postretirement plans on its consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost. The Company is also required to disclose the incremental impact of the implementation of SFAS 158 versus continuing to record a minimum pension liability as previously required under SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”).
      The information below for Non-U.S. plans covers the Company’s principal foreign plans; any other plans are not material to the Company either individually or in the aggregate.

      The net periodic pension cost for the Regular Pension Plan, Officers’ Plan and MSPP and Non-U.S. plans was as follows:
Regular Pension Plan

Years Ended December 31	2006	2005	2004

Service cost	$150	$142	$168
Interest cost	309	280	271
Expected return on plan assets	(329)	(315)	(286)
Amortization of:
Unrecognized net loss	115	75	33
Unrecognized prior service cost	(5)	(5)	(7)
Settlement/curtailment gain	—	—	(12)

Net periodic pension cost	$240	$177	$167

Officers’ Plan and MSPP

Years Ended December 31	2006	2005	2004

Service cost	$5	$10	$14
Interest cost	8	9	12
Expected return on plan assets	(4)	(3)	(3)
Amortization of:
Unrecognized net loss	5	5	7
Unrecognized prior service cost	—	1	1
Settlement/curtailment loss	4	12	14

Net periodic pension cost	$18	$34	$45

Non-U.S. Plans

Years Ended December 31	2006	2005	2004

Service cost	$40	$44	$51
Interest cost	67	67	66
Expected return on plan assets	(54)	(52)	(47)
Amortization of:
Unrecognized net loss	17	14	24
Unrecognized prior service cost	—	—	1
Settlement/curtailment loss	—	—	2

Net periodic pension cost	$70	$73	$97

      The status of the Company’s plans is as follows:

	2006			2005

		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Change in benefit obligation:
Benefit obligation at January 1	$5,175	$160	$1,520	$4,741	$185	$1,310
Service cost	150	5	40	142	10	44
Interest cost	309	8	67	280	9	67
Plan amendments	—	—	—	4	—	—
Settlement/curtailment	—	—	—	—	(20)	(3)
Actuarial (gain)loss	76	(13)	(10)	277	6	264
Foreign exchange valuation adjustment	—	—	195	—	—	(148)
Employee contributions	—	—	12	—	—	11
Tax payments	—	(3)	—	—	(16)	—
Benefit payments	(229)	(20)	(26)	(269)	(14)	(25)

Benefit obligation at December 31	5,481	137	1,798	5,175	160	1,520

Change in plan assets:
Fair value at January 1	3,736	92	896	3,483	87	772
Return on plan assets	508	3	55	247	2	155
Company contributions	270	6	122	275	33	62
Employee contributions	—	—	12	—	—	11
Foreign exchange valuation adjustment	—	—	119	—	—	(83)
Tax payments from plan assets	—	(3)	—	—	(15)	—
Benefit payments from plan assets	(229)	(20)	(26)	(269)	(15)	(21)

Fair value at December 31	4,285	78	1,178	3,736	92	896

Funded status of the plan	(1,196)	(59)	(620)	(1,439)	(68)	(624)
Unrecognized net loss	1,612	53	469	1,831	75	454
Unrecognized prior service cost	(25)	(2)	4	(31)	(3)	4

Prepaid (accrued) pension cost	$391	$(8)	$(147)	$361	$4	$(166)

Components of prepaid (accrued) pension cost:
Intangible asset	$—	$—	$—	$—	$—	$4
Prepaid benefit cost	—	—	13	—	—	18
Current benefit liability	—	(3)	(3)	—	—	—
Non-current benefit liability	(1,196)	(56)	(630)	(1,023)	(58)	(563)
Deferred income taxes	587	19	2	526	24	2
Non-owner changes to equity	1,000	32	471	858	38	373

Prepaid (accrued) pension cost	$391	$(8)	$(147)	$361	$4	$(166)

      As required under SFAS 87, after-tax charges of $208 million and $188 million for the years ended December 31, 2005 and 2004, respectively, were recorded in Non-owner changes in equity to reflect the net change in the Company’s additional minimum pension liability associated with these plans. With the adoption of SFAS 158, an after-tax charge of $234 million to Non-owner changes in equity was recorded to reflect the funded status of the Company’s defined benefit plans on the consolidated balance sheet as of December 31, 2006. Had provisions of SFAS 87 continued to apply, the Company would have increased equity by $206 million, net of tax. Accordingly, the incremental impact of adopting SFAS 158 on the defined benefit plans resulted in a decrease to equity of $440 million.

      The incremental impact of applying SFAS 158 on individual line items in the Company’s consolidated balance sheet as of December 31, 2006 for all defined benefit plans is as follows:

	Before SFAS 158	Adjustment	After SFAS 158

Prepaid benefit cost	20	(7)	13
Intangible asset	4	(4)	—
Current liability	—	(6)	(6)
Non-current liability	(1,267)	(615)	(1,882)
Deferred income taxes	416	192	608
Non-owner changes to equity	1,063	440	1,503

      The total amount included in Non-owner changes to equity relating to defined benefit plans was $1.5 billion, net of taxes, as of December 31, 2006. It is estimated that pre-tax amounts of $110 million, $4 million, and $23 million will be amortized from this balance and will be reflected in the net periodic cost for the Regular Plan, Officers’ and MSPP Plan, and Non-U.S. Plans, respectively, for 2007.
      The Company uses a five-year, market-related asset value method of amortizing asset-related gains and losses. Prior service costs are being amortized over periods ranging from 11 to 12 years. The benefit obligation and plan assets have been measured as of December 31, 2006 for all U.S. plans and as of October 1, 2006 for all Non-U.S. plans. Benefits under all pension plans are valued based upon the projected unit credit cost method.
      Certain actuarial assumptions such as the discount rate and the long-term rate of return on plan assets have a significant effect on the amounts reported for net periodic cost and benefit obligation. The assumed discount rates reflect the prevailing market rates of a large universe of high-quality, non-callable, corporate bonds currently available that, if the obligation were settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The long-term rates of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, cash and other investments similar to the actual investment mix. In determining the long-term return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the plan funds to be invested.
      Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	2006		2005

December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate for obligations	6.00%	4.62%	6.00%	5.46%
Investment return assumption (Regular Plan)	8.50%	6.27%	8.50%	6.94%
Investment return assumption (Officers’ Plan)	6.00%	N/A	6.00%	N/A

      Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2006		2005

December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate for obligations	6.00%	4.81%	6.00%	4.60%
Future compensation increase rate (Regular Plan)	4.00%	4.18%	4.00%	4.14%
Future compensation increase rate (Officers’ Plan)	0.00%	N/A	0.00%	N/A

      The accumulated benefit obligations for the plans were as follows:

	2006			2005

		Officers’			Officers’
		and	Non		and	Non
December 31	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Accumulated benefit obligation	$4,969	$125	$1,690	$4,759	$149	$1,429

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

	Target Mix

Asset Category	2006	2005

Equity securities	75%	73%
Fixed income securities	24%	25%
Cash and other investments	1%	2%

      The weighted-average pension plan asset allocation at December 31, 2006 and 2005 by asset categories was as follows:

	Actual Mix

Asset Category	2006	2005

Equity securities	75%	73%
Fixed income securities	24	25
Cash and other investments	1	2

	100%	100%

      Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities ranging from U.S. Treasury issues, corporate debt securities, mortgage and asset-backed securities, as well as international debt securities. In the cash and other investments asset class, investments may be in cash, cash equivalents or insurance contracts.
      The Company expects to make cash contributions of approximately $280 million to its U.S. pension plans and approximately $120 million to its non-U.S. pension plans in 2007.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Officers
		and	Non
Year	Regular	MSPP	U.S.

2007	$186	$13	$27
2008	196	15	30
2009	206	14	33
2010	218	14	36
2011	233	25	40
2012-2016	1,473	45	267

Postretirement Health Care Benefit Plan
      Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefit Plan has been closed to new participants. The benefit obligation and plan assets for the Postretirement Health Care Benefit Plan have been measured as of December 31, 2006.
      The assumptions used were as follows:

December 31	2006	2005

Discount rate for obligations	5.75%	5.75%
Investment return assumptions	8.50%	8.50%

      Net Postretirement Health Care Benefit Plan expenses were as follows:

Years Ended December 31	2006	2005	2004

Service cost	$8	$9	$10
Interest cost	25	30	46
Expected return on plan assets	(18)	(19)	(21)
Amortization of:
Unrecognized net loss	9	10	14
Unrecognized prior service cost	(2)	(3)	(4)
Settlement/curtailment gain	—	—	(6)

Net postretirement health care expense	$22	$27	$39

      The funded status of the plan is as follows.

	2006	2005

Change in benefit obligation:
Benefit obligation at January 1	$496	$544
Service cost	8	9
Interest cost	25	30
Plan amendments	—	1
Actuarial (gain) loss	(37)	(36)
Benefit payments	(32)	(52)

Benefit obligation at December 31	460	496

Change in plan assets:
Fair value at January 1	212	188
Return on plan assets	30	15
Company contributions	27	43
Benefit payments made with plan assets	(26)	(34)

Fair value at December 31	243	212

Funded status of the plan	(217)	(284)
Unrecognized net loss	171	230
Unrecognized prior service cost	(9)	(12)

Accrued postretirement health care cost	$(55)	$(66)

      Consolidated balance sheet components of accrued health care cost as a result of SFAS 158:

Year Ended December 31	2006

Current liability	$(3)
Non-current liability	(214)
Deferred income taxes	88
Non-owner changes to equity	74

Accrued postretirement health care cost	$(55)

      With the adoption of SFAS 158, an after-tax charge of $74 million was recorded in Non-owner changes to equity to reflect the funded status of the Company’s Postretirement Health Care Benefit Plan on the consolidated balance sheet as of December 31, 2006. Under previous accounting rules, there would have been no balance sheet adjustment to increase the liability as of year end. Accordingly, the incremental impact of adopting SFAS 158 on the Postretirement Health Care Benefit Plan is $74 million.
      The incremental impact of applying SFAS 158 on individual line items in the Company’s consolidated balance sheet as of December 31, 2006 for the Postretirement Health Care Benefit Plan is as follows:

	Before SFAS 158	Adjustment	After SFAS 158

Current liability	—	(3)	(3)
Non-current liability	(55)	(159)	(214)
Deferred income taxes	—	88	88
Non-owner changes to equity	—	74	74

      The total amount included in Non-owner changes to equity relating to the Postretirement Health Care Benefit Plan is $74 million, net of taxes. It is estimated that a pre-tax amount of $6 million will be amortized from this balance and will be reflected in the net periodic cost for the Postretirement Health Care Benefit Plan in 2007.
      In connection with the spin-off of Freescale Semiconductor, post-retirement health care benefit obligations relating to eligible former and active vested Freescale Semiconductor employees on December 2, 2004 (“Spin-off Date”) and active Freescale Semiconductor employees who vest within the three year period following the Spin-off Date were transferred to Freescale Semiconductor. Benefit obligations transferred were $217 million with $99 million of unrecognized net losses also transferred to Freescale Semiconductor. Such amounts have been excluded from the Motorola amounts for both periods presented above. Additionally under the terms of the Employee Matters Agreement entered into between Motorola and Freescale Semiconductor, Motorola is obligated to transfer to Freescale Semiconductor $68 million in cash or Plan assets plus approximately $17 million of investment returns earned on these plan assets as of December 31, 2006, as permitted by law without adverse tax consequences to Motorola. This obligation is included in Accrued liabilities in the Company’s consolidated balance sheets.
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

	Target Mix

Asset Category	2006	2005

Equity securities	75%	75%
Fixed income securities	24%	24%
Cash and other investments	1%	1%

      The weighted-average asset allocation for plan assets at December 31, 2006 and 2005 by asset categories were as follows:

	Actual Mix

Asset Category	2006	2005

Equity securities	75%	75%
Fixed income securities	22	22
Cash and other investments	3	3

	100%	100%

      Within the equity securities asset class, the investment policy provides for investments in a broad range of publicly-traded securities including both domestic and international stocks. Within the fixed income securities asset class, the investment policy provides for investments in a broad range of publicly-traded debt securities ranging from U.S. Treasury issues, corporate debt securities, mortgages and asset-backed issues, as well as international debt securities. In the cash asset class, investments may be in cash and cash equivalents.
      Cash contributions of $27 million were made to the Postretirement Health Care Benefit Plan in 2006. The Company expects to make cash contributions of $24 million to the retiree health care plan in 2007.

      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year

2007	$39
2008	37
2009	35
2010	34
2011	33
2012-2016	155

      The health care trend rate used to determine the December 31, 2006 accumulated postretirement benefit obligation is 10% for 2007. Beyond 2006, the rate is assumed to decrease by 1% per year until it reaches 5% by 2012 and then remains flat. The health care trend rate used to determine the December 31, 2005 accumulated postretirement benefit obligation was 10% for 2005 with the trend rate expected to grade down 1% per year until reaching 5% by 2011 and then remaining flat. Changes in the industry’s projected health care costs have caused the graded trend rate assumption to be reset to 10% as of December 31, 2006.
      Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net retiree health care expense as follows:

	1% Point	1% Point
	Increase	Decrease

Effect on:
Accumulated postretirement benefit obligation	$21	$(22)
Net retiree health care expense	2	(2)

      The Company maintains a life time cap on postretirement health care costs, which reduces the liability duration of the plan. A result of this lower duration is a decreased sensitivity to a change in the discount rate trend assumption with respect to the liability and related expense.
      The Company has no significant postretirement health care benefit plans outside the United States.
Defined Contribution Plan
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
      The Company’s expenses, primarily relating to the employer match, for all defined contribution plans, for the years ended December 31, 2006, 2005 and 2004 were $105 million, $105 million and $126 million, respectively.
8. Share-Based Compensation Plans and Other Incentive Plans
Stock Options and Employee Stock Purchase Plan
      The Company grants options to acquire shares of common stock to certain employees, non-employee directors and to existing option holders in connection with the merging of option plans following an acquisition. Each option granted has an exercise price of 100% of the fair market value of the common stock on the date of the grant. Most option awards have a contractual life of ten years and vest over four years. Upon the occurrence of a change in control, each stock option outstanding on the date on which the change in control occurs will immediately become exercisable in full.

      The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2006, 2005 and 2004, employees purchased 8.3 million, 11.7 million and 13.1 million shares, respectively, at prices ranging from $19.07 to $19.82, $12.66 to $12.72 and $10.31 to $15.33, respectively.
      Prior to January 1, 2006, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options in its footnotes.
      The Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.
      Under SFAS 123R, the Company recognized $174 million, net of taxes, of compensation expense related to stock options and employee stock purchases for 2006, which was allocated to the Company’s consolidated statement of operations as follows:

2006
Year Ended December 31

Share-based compensation expense included in:
Costs of sales	$30
Selling, general and administrative expenses	138
Research and development expenditures	84

Share-based compensation expense related to employee stock options and employee stock purchases included in operating earnings	252
Tax benefit	78

Share-based compensation expense related to employee stock options and employee stock purchases, net of tax	$174

Decrease in Basic earnings per share	$(0.07)
Decrease in Diluted earnings per share	$(0.07)

      Upon adoption of SFAS 123R, the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2006, 2005 and 2004 was $9.23, $5.75, and $7.74, respectively, using the following weighted-average assumptions:

	2006	2005	2004

Expected volatility	36.2%	35.2%	46.7%
Risk-free interest rate	5.0%	3.9%	3.7%
Dividend yield	0.8%	1.0%	0.9%
Expected life (years)	6.5	5.0	5.0

      In 2006, the Company began using the implied volatility for traded options on the Company’s stock as the expected volatility assumption required in the Black-Scholes model. Prior to 2006, the Company used a blended volatility rate using a combination of historical stock price volatility and market-implied volatility for purposes of its pro forma information. The selection of the implied volatility approach was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that implied volatility is more representative of future stock price trends than historical volatility.
      The risk-free interest rate assumption is based upon the average daily closing rates during the year for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s historical and future expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. In 2006, the Company began using an estimated forfeiture rate of 25% based on historical data. This estimated forfeiture rate may be revised in subsequent periods if actual forfeitures differ from this estimate. Prior to 2006, the Company used the actual forfeiture method, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates.
      Stock options activity was as follows (in thousands, except exercise price and employee data):

	2006		2005		2004

	Shares	Wtd. Avg.	Shares	Wtd. Avg.	Shares		Wtd. Avg.
	Subject to	Exercise	Subject to	Exercise	Subject to		Exercise
Years Ended December 31	Options	Price	Options	Price	Options		Price

Options outstanding at January 1	267,755	$17	335,757	$16	305,842		$17
Options granted	37,202	21	40,675	16	58,429		18
Adjustments to options outstanding to reflect Freescale Semiconductor spin-off	—	—	—	—	36,111		2
Options exercised	(59,878)	13	(85,527)	12	(25,178)		13
Options terminated, cancelled or expired	(11,634)	19	(23,150)	25	(39,447	)*	15

Options outstanding at December 31	233,445	18	267,755	17	335,757		16

Options exercisable at December 31	135,052	19	149,329	19	195,297		17

Approx. number of employees granted options	28,900		25,300		33,900

*	The 39,447 options terminated, cancelled or expired includes approximately 22,000 options that were unvested and forfeited by employees of Freescale Semiconductor as of the spin-off.
      At December 31, 2006, the Company had $408 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans and the employee stock purchase plan that will be recognized over the weighted average period of approximately two years. Cash received from stock option exercises and the employee stock purchase plan was $918 million, $1.2 billion and $477 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $568 million, $571 million and $70 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2006 was $1.2 billion and $768 million, respectively.
      On December 2, 2004, in connection with the spin-off of the Company’s remaining equity interest in Freescale Semiconductor, certain adjustments were made to outstanding stock options. For vested and unvested options held by Motorola employees and vested options held by Freescale Semiconductor employees, the number of underlying shares and the exercise price of the options were adjusted to preserve the intrinsic value and the ratio of the exercise price to the fair market value of an underlying share that existed immediately prior to the distribution. In addition, the contractual life of the vested options held by Freescale Semiconductor employees was truncated according to the terms of the original grant. Unvested options held by Freescale Semiconductor employees expired according to the terms of the original grants. No other adjustments were made to the terms of the original option grants.
      At December 31, 2006 and 2005, 110.9 million shares and 79.6 million shares, respectively, were available for future share-based award grants under the 2006 Motorola Omnibus Plan, covering all equity awards to employees and non-employee directors.

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2006 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable

		Wtd. avg.	Wtd. avg.		Wtd. avg.
	No. of	Exercise	contractual	No. of	Exercise
Exercise price range	options	Price	life (in yrs.)	options	Price

Under $7	279	$7	4	267	$6
$7-$13	72,163	10	5	59,303	11
$14-$20	93,426	16	6	43,342	17
$21-$27	37,169	22	9	1,732	25
$28-$34	1,792	32	3	1,792	32
$35-$41	28,203	39	8	28,203	39
$42-$48	377	44	4	377	44
$49-$55	36	51	3	36	51

	233,445			135,052

      The weighted average contractual life for options outstanding and exercisable as of December 31, 2006 was seven and six years, respectively.
Restricted Stock and Restricted Stock Units
      Restricted stock (“RS”) and restricted stock unit (“RSU”) grants consist of shares or the rights to shares of the Company’s common stock which are awarded to employees and non-employee directors. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. Upon the occurrence of a change in control, the restrictions on all shares of RS and RSU outstanding on the date on which the change in control occurs will lapse.
      Restricted stock and restricted stock unit activity for the year ended December 31, 2006 was as follows:

		Wtd. Avg.	Aggregate
		Grant Date	Intrinsic
	RS and RSU	Fair Value	Value

	(In thousands)		(In millions)
RS and RSU outstanding at January 1, 2006	4,383	$16	$98
Granted	2,761	22
Vested	(938)	15
Terminated, cancelled or expired	(190)	18

RS and RSU outstanding at December 31, 2006	6,016	19	123

      At December 31, 2006, the Company had unrecognized compensation expense related to restricted stock and restricted stock units of $66 million, expected to be recognized over the weighted average period of approximately three years. An aggregate of approximately 2.8 million, 1.7 million and 1.1 million shares of restricted stock and restricted stock units were granted in 2006, 2005 and 2004, respectively. The amortization of unrecognized compensation for the years ended December 31, 2006, 2005 and 2004 was $24 million, $14 million and $24 million, respectively. The total fair value of restricted stock and restricted stock unit shares vested during the years ended December 31, 2006, 2005 and 2004 was $22 million, $32 million and $3 million, respectively.
Total Share-Based Compensation Presentation
      Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information is presented for comparative purposes and illustrate the pro forma effect on Earnings from continuing operations and Net earnings and the respective earnings per share for each period presented as if the Company had applied the fair value recognition provisions to share-based employee compensation prior to 2006 (in millions, except per share amounts):

	Continuing Operations				Net Earnings

Years Ended December 31	2006		2005	2004	2006		2005	2004

Earnings:
Earnings, as reported		$3,261	$4,519	$2,099		$3,661	$4,578	$1,532
Add: Share-based employee compensation expense included in reported earnings, net of related tax effects		n/a	9	15		n/a	9	19
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		n/a	(170)	(150)		n/a	(170)	(188)

Pro forma earnings		$3,261	$4,358	$1,964		$3,661	$4,417	$1,363

Basic earnings per common share:
As reported		$1.33	$1.83	$0.89		$1.50	$1.85	$0.65
Pro forma	$	n/a	$1.76	$0.83	$	n/a	$1.79	$0.58
Diluted earnings per common share:
As reported		$1.30	$1.79	$0.87		$1.46	$1.81	$0.64
Pro forma	$	n/a	$1.72	$0.81	$	n/a	$1.75	$0.57

      Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. As a result, $210 million and $51 million of excess tax benefits for 2005 and 2004, respectively, have been classified as an operating cash inflow. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $165 million of excess tax benefits for 2006 have been classified as a financing cash inflow.
Motorola Incentive Plan
      The Motorola Incentive Plan provides eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals are met. The provisions for awards under these incentive plans for the years ended December 31, 2006, 2005 and 2004 were $268 million, $548 million and $771 million, respectively.
Mid-Range Incentive Plan
      The Mid-Range Incentive Plan (“MRIP”) rewarded participating elected officers for the Company’s achievement of outstanding performance during the period, based on two performance objectives measured over two-year cycles. The provision for MRIP for the years ended December 31, 2005 and 2004 was $19 million and $56 million, respectively.
Long-Range Incentive Plan
      In 2005, a Long-Range Incentive Plan (“LRIP”) was introduced to replace MRIP. LRIP rewards participating elected officers for the Company’s achievement of outstanding performance during the period, based on two performance objectives measured over three-year cycles. The provision for LRIP for the years ended December 31, 2006 and 2005 was $16 million and $15 million, respectively.

9. Financing Arrangements
       Finance receivables consist of the following:

December 31	2006	2005

Gross finance receivables	$279	$272
Less allowance for losses	(10)	(12)

	269	260
Less current portion	(124)	(178)

Long-term finance receivables	$145	$82

      Current finance receivables are included in Accounts receivable and long-term finance receivables are included in Other assets in the Company’s consolidated balance sheets. Interest income recognized on finance receivables for the years ended December 31, 2006, 2005 and 2004 was $9 million, $7 million and $9 million, respectively. Impaired finance receivables totaled $1 million and $10 million at December 31, 2006 and 2005, respectively, with $1 million and $10 million allowance for losses at December 31, 2006 and 2005, respectively. Interest income on impaired finance receivables is recognized as cash is collected and totaled less than $1 million for the year ended December 31, 2006 and 2005 and $2 million for the year ended December 31, 2004.
      On October 28, 2005, the Company entered into an agreement to resolve disputes regarding Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”) with Telsim and the government of Turkey. The government of Turkey and the Turkish Savings and Deposit Insurance Fund (“TMSF”) are third-party beneficiaries of the settlement agreement. In settlement of its claims, the Company received $410 million in cash in 2006 and $500 million in cash in 2005. The Company is permitted to, and will continue to, enforce its U.S. court judgment against the Uzan family, except in Turkey and three other countries.
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
      In the aggregate, at December 31, 2006, these committed facilities provided for up to $1.3 billion to be outstanding with the third parties at any time, as compared to up to $1.1 billion provided at December 31, 2005 and up to $724 million provided at December 31, 2004. As of December 31, 2006, $817 million of these committed facilities were utilized, compared to $585 million utilized at December 31, 2005 and $305 million utilized at December 31, 2004. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.
      Total finance receivables sold by the Company were $6.4 billion in 2006 (including $6.2 billion of short-term receivables), compared to $4.5 billion sold in 2005 (including $4.2 billion of short-term receivables) and $3.8 billion sold in 2004 (including $3.8 billion of short-term receivables). As of December 31, 2006, there were $1.1 billion of receivables outstanding under these programs for which the Company retained servicing obligations (including $789 million of short-term receivables), compared to $1.0 billion outstanding at December 31, 2005 (including $838 million of short-term receivables) and $720 million outstanding at December 31, 2004 (including $589 of short-term receivables).
      Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $19 million at December 31, 2006 as compared to $66 million at December 31, 2005. A reserve of $4 million was recorded for potential losses on sold receivables at both December 31, 2006 and December 31, 2005.
      Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $398 million at December 31, 2006, compared to $689 million at December 31, 2005. Of these amounts, $262 million was supported by letters of credit or by bank commitments to purchase receivables at December 31, 2006, compared to $594 million at December 31, 2005.
      In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $122 million and $140 million at December 31, 2006 and December 31, 2005, respectively (including $19 million and $66 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $47 million and $79 million at December 31, 2006 and 2005, respectively (including $2 million and $42 million, respectively, relating to the sale of short-term receivables).
10. Commitments and Contingencies
Leases
      The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income for the years ended December 31, 2006, 2005 and 2004 was $241 million, $250 million and $205 million, respectively. At December 31, 2006, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows: 2007 — $351 million; 2008 — $281 million; 2009 — $209 million; 2010 — $178 million; 2011 — $158 million; beyond — $1.2 billion.
Legal
      Iridium Program: The Company has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business, which on March 15, 2001, were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. Plaintiffs motion for class certification was granted on January 9, 2006 and the trial is scheduled to begin on May 22, 2008.
      The Company was sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. Trial began on the solvency portion of these claims on October 23, 2006.
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
Other
      The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions at December 31, 2006 and 2005 was $169 million and $28 million, respectively, with the Company accruing $95 million and $1 million as of December 31, 2006 and 2005, respectively, for certain claims that have been asserted under these provisions.
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
11. Information by Segment and Geographic Region
       Effective April 2006, the Company reports financial results for the following business segments with all historical amounts reclassified to conform to the current segment presentation:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market), and (ii) analog and digital two-way radio, voice and data communications products and systems, as well as wireless broadband systems, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market). In January 2007, the segment completed the acquisition of Symbol Technologies Inc., a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions. Symbol will become the cornerstone of the segment’s enterprise mobility strategy.

•	The Connected Home Solutions segment designs, manufactures, sells and services: (i) cable television, Internet Protocol (“IP”) video and broadcast network set-top boxes (“digital entertainment devices”), (ii) end-to-end digital video system solutions, (iii) broadband access networks, and (iv) IP-based data and voice products (including modems).
      Segment operating results are measured based on operating earnings adjusted, if necessary, for certain segment-specific items and corporate allocations. Intersegment and intergeographic sales are accounted for on an arm’s-length pricing basis. Intersegment sales included in other and eliminations were:

Years Ended December 31	2006	2005	2004

Mobile Devices	$65	$190	$212
Networks and Enterprise	19	101	44
Connected Home Solutions	1	—	—

	$85	$291	$256

      Identifiable assets (excluding intersegment receivables) are the Company’s assets that are identified with classes of similar products or operations in each geographic region.
      For the years ended December 31, 2005 and 2004, approximately 12% and 13%, respectively, of net sales were to one customer, Sprint Nextel (including Nextel and Nextel affiliates where appropriate). No single customer accounted for more than 10% of net sales for the year ended December 31, 2006.

Segment information

				Operating Earnings
	Net Sales			(Loss)

Years Ended December 31	2006	2005	2004	2006	2005	2004

Mobile Devices	$28,383	$21,459	$17,108	$2,690	$2,192	$1,728
Networks and Enterprise	11,245	11,202	10,465	1,521	1,939	1,550
Connected Home Solutions	3,327	2,871	2,335	224	153	154

	42,955	35,532	29,908	4,435	4,284	3,432
Other and Eliminations	(76)	(270)	(245)	(343)	321	(440)

	$42,879	$35,262	$29,663

Operating earnings				4,092	4,605	2,992
Total other income				518	1,807	120

Earnings from continuing operations before income taxes				$4,610	$6,412	$3,112

      Effective the fourth quarter 2006, the Company reflects costs associated with the amortization of intangible assets and in-process research and development (“IPR&D”) at the corporate level rather than at the business segment level. Accordingly, these costs have been reclassified for all periods presented from the corresponding business segment to Others and Eliminations to conform to the current period presentation.
      Other as presented in Other and Eliminations above consists primarily of (i) general corporate related expenses, including stock option and employee stock purchase plan expenses, (ii) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (iii) the Company’s wholly-owned finance subsidiary. Beginning in 2006, certain general corporate expenses, which had previously been allocated to the business segments, are included in the operating expenses of Other. These expenses, which were approximately $98 million for the year ended December 31, 2006, are no longer allocated to the operating segments, primarily include: (i) corporate general and administrative expenses, including strategy, legal, human resources, finance and CEO and CFO functional staff expenses, (ii) corporate marketing expenses, and (iii) research and development projects.
      In 2006, the Company also recorded income of $418 million for a payment relating to the Telsim settlement, partially offset by expenses of $88 million representing a charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party both of which are presented in Other and Eliminations.

							Depreciation
	Assets			Capital Expenditures			Expense

Years Ended December 31	2006	2005	2004	2006	2005	2004	2006	2005	2004

Mobile Devices	$9,316	$7,551	$5,443	$164	$126	$92	$133	$127	$136
Networks and Enterprise	6,812	5,893	5,276	320	271	249	215	227	232
Connected Home Solutions	3,202	2,442	2,346	19	28	27	42	51	59

	19,330	15,886	13,065	503	425	368	390	405	427
Other and Eliminations	19,263	19,281	17,083	146	123	37	73	68	75

	38,593	35,167	30,148	$649	$548	$405	$463	$473	$502
Discontinued Operations	—	635	774

	$38,593	$35,802	$30,922

      Assets in Other include primarily cash and cash equivalents, Sigma Funds, deferred income taxes, marketable securities, property, plant and equipment, investments, and the administrative headquarters of the Company.

Geographic area information

							Property, Plant, and
	Net Sales*			Assets**			Equipment
Years Ended
December 31	2006	2005	2004	2006	2005	2004	2006	2005	2004

United States	$18,808	$16,701	$14,244	$24,212	$23,635	$18,932	$1,089	$1,010	$1,061
China	4,664	2,908	2,928	4,649	3,843	3,532	278	189	209
United Kingdom	1,306	1,532	1,452	1,773	1,962	966	134	127	132
Germany	874	882	700	1,195	990	968	131	118	138
Israel	659	534	502	1,195	1,372	1,217	156	134	125
Singapore	176	156	163	3,713	2,993	3,388	39	35	32
Other nations	16,392	12,549	9,674	6,051	4,330	5,193	498	457	388
Adjustments and Eliminations	—	—	—	(4,195)	(3,958)	(4,048)	(58)	(50)	(28)

	$42,879	$35,262	$29,663	$38,593	$35,167	$30,148	$2,267	$2,020	$2,057

*	Net sales by geographic region are measured by the locale of end customer.

**	Excludes assets held for sale relating to discontinued operations of $635 million and $774 million at December 31, 2005 and 2004, respectively.
12. Shareholder Rights Plan
       Effective August 1, 2006 (the “Termination Date”), the Company terminated its shareholder rights plan. The shareholder rights plan was scheduled to expire in November 2008. On the Termination Date, in connection with the termination of the shareholder rights plan, the Company made the filings necessary to eliminate all references to the Company’s Junior Participating Preferred Stock, Series B (“Series B”) from its Restated Certificate of Incorporation. Accordingly, no authorized Series B shares are reflected in the Company’s consolidated balance sheet as of December 31, 2006. No Series B shares were or have been issued.
13. Reorganization of Businesses
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
2006 Charges
      During the year ended December 31, 2006, the Company committed to implement various productivity improvement plans aimed principally at: (i) reducing costs in its supply-chain activities, (ii) integrating the former Networks segment and Government and Enterprise Mobility Solutions segment into one organization, the Networks and Enterprise segment, and (iii) reducing other operating expenses, primarily relating to engineering and development costs. The Company recorded net reorganization of business charges of $213 million, including $41 million of charges in Costs of sales and $172 million of charges under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $213 million are charges of $191 million for employee separation costs, $15 million for fixed asset impairment charges and $30 million for exit costs, partially offset by $23 million of reversals for accruals no longer needed. Total employees impacted by the actions committed to in 2006 are 3,900.
      The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2006

Mobile Devices	$(1)
Networks and Enterprise	157
Connected Home Solutions	50

206
General Corporate	7

$213

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2006 to December 31, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	December 31,
	2006	Charges	Adjustments	Used	2006

Exit costs — lease terminations	$50	$30	$(7)	$(19)	$54
Employee separation costs	53	191	(16)	(124)	104

	$103	$221	$(23)	$(143)	$158

(1)	Includes translation adjustments.
Exit Costs — Lease Terminations
      At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 additional charges of $30 million were primarily related to a lease cancellation by the Networks and Enterprise segment. The 2006 adjustments of $7 million represent reversals of accruals no longer needed. The $19 million used in 2006 reflects cash payments to lessors. The remaining accrual of $54 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2006, represents future cash payments for lease termination obligations.
Employee Separation Costs
      At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees, of which 1,100 were direct employees and 500 were indirect employees. The 2006 additional charges of $191 million represent costs for an additional 3,900 employees, of which 1,700 were direct employees and 2,200 were indirect employees. The adjustments of $16 million represent reversals of accruals no longer needed.
      During 2006, approximately 3,200 employees, of which 1,400 were direct employees and 1,800 were indirect employees, were separated from the Company. The $124 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $104 million, which is included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2006, is expected to be paid to approximately 2,300 employees to be separated in 2007.
2005 Charges
      During the year ended December 31, 2005, the Company recorded net reorganization of business charges of $91 million, including $37 million of charges in Costs of sales and $54 million of charges under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $91 million are charges of $86 million for employee separation costs and $15 million for fixed asset impairment charges and $5 million for exit costs, partially offset by $15 million of reversals for accruals no longer needed. Total employees impacted by these action were approximately 2,600.

      The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2005

Mobile Devices	$27
Networks and Enterprise	52
Connected Home Solutions	4

83
General Corporate	8

$91

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2005 to December 31, 2005:

	Accruals at	2005		2005	Accruals at
	January 1,	Additional	2005(1)	Amount	December 31,
	2005	Charges	Adjustments	Used	2005

Exit costs — lease terminations	$73	$5	$(7)	$(21)	$50
Employee separation costs	41	86	(14)	(60)	53

	$114	$91	$(21)	$(81)	$103

(1)	Includes translation adjustments.
Exit Costs — Lease Terminations
      At January 1, 2005, the Company had an accrual of $73 million for exit costs attributable to lease terminations. The 2005 additional charges of $5 million were primarily related to a lease cancellation by the Networks and Enterprise segment. The 2005 adjustments of $7 million represented reversals of $1 million for accruals no longer needed and $6 million of translation adjustments. The $21 million used in 2005 reflected cash payments to lessors. The remaining accrual of $50 million, which was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2005, represents future cash payments for lease termination obligations.
Employee Separation Costs
      At January 1, 2005, the Company had an accrual of $41 million for employee separation costs, representing the severance costs for approximately 400 employees, of which 50 were direct employees and 350 were indirect employees. The 2005 additional charges of $86 million represented the severance costs for approximately 2,600 employees, of which 1,300 were direct employees and 1,300 were indirect employees. The adjustments of $14 million represented reversals of accruals no longer needed.
      During 2005, approximately 1,400 employees, of which 300 were direct employees and 1,100 were indirect employees, were separated from the Company. The $60 million used in 2005 reflected cash payments to these separated employees. The remaining accrual of $53 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2005.
2004 Charges
      During the year ended December 31, 2004, the Company recorded net reorganization of business reversals of $15 million, including $4 million of reversals in Costs of sales and $11 million of reversals under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $15 million are charges of $54 million for employee separation costs, partially offset by $63 million of reversals for accruals no longer needed and $6 million for fixed asset adjustment income. Total employees impacted by these actions were approximately 800.

      The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2004

Mobile Devices	$(28)
Networks and Enterprise	2
Connected Home Solutions	(4)

(30)
General Corporate	15

$(15)

      The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2004 to December 31, 2004:

	Accruals
	at	2004		2004	Accruals at
	January 1,	Additional	2004(1)	Amount	December 31,
	2004	Charges	Adjustments	Used	2004

Exit costs — lease terminations	$122	$—	$(18)	$(31)	$73
Employee separation costs	116	54	(34)	(95)	41

	$238	$54	$(52)	$(126)	$114

(1)	Includes translation adjustments.
Exit Costs — Lease Terminations
      At January 1, 2004, the Company had an accrual of $122 million for exit costs attributable to lease terminations. The 2004 adjustments of $18 million represented reversals of $29 million for accruals no longer needed, partially offset by an $11 million translation adjustment. The $31 million used in 2004 reflected cash payments to lessors. The remaining accrual of $73 million, which was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2004, represents future cash payments for lease termination obligations.
Employee Separation Costs
      At January 1, 2004, the Company had an accrual of $116 million for employee separation costs, representing the severance costs for approximately 2,100 employees, of which 1,000 were direct employees and 1,100 were indirect employees. The 2004 additional charges of $54 million represented the severance costs for approximately 800 employees, of which 100 were direct employees and 700 were indirect employees. The adjustments of $34 million represented reversals of accruals no longer needed.
      During 2004, approximately 2,500 employees, of which 1,000 were direct employees and 1,500 were indirect employees, were separated from the Company. The $95 million used in 2004 reflected cash payments to these separated employees. The remaining accrual of $41 million was included in Accrued liabilities in the Company’s consolidated balance sheet at December 31, 2004.

14.	Acquisitions and Related Intangibles
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
      The following is a summary of significant acquisitions in 2006, 2005 and 2004:

				In-Process
				Research and
	Quarter			Development
	Acquired	Consideration	Form of Consideration	Charge

2006 Acquisitions
Broadbus Technologies, Inc.	Q3	$181	Cash	$12
TTP Communications plc	Q3	$193	Cash	$17
Kreatel Communications AB	Q1	$108	Cash	$1
2005 Acquisitions
No significant acquisitions	—	—	—	—
2004 Acquisitions
MeshNetworks, Inc.	Q4	$169	Cash	$16
Force Computers	Q3	$121	Cash	$2

      The following table summarizes net tangible and intangible assets acquired and the consideration provided for the acquisitions identified above:

Years Ended December 31	2006	2005	2004

Tangible net assets	$20	$—	$39
Goodwill	262	—	178
Other intangibles	170	—	55
In-process research and development	30	—	18

	$482	$—	$290

Consideration:
Cash	$482	$—	$290
Stock	—	—	—

	$482	$—	$290

Broadbus Technologies, Inc.
      In September 2006, the Company acquired Broadbus Technologies, Inc. (“Broadbus”), a leading provider of content on-demand technologies, for $181 million in cash. The Company recorded $131 million in goodwill, none of which is expected to be deductible for tax purposes, a $12 million charge for acquired in-process research and development costs, and $30 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, one project was in process. This project is expected to be completed in 2008. The average risk adjusted rate used to value this project was 22%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. Goodwill and intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 3 to 5 years on a straight-line basis.
      The results of operations of Broadbus have been included in the Connected Home Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

TTP Communications plc
      In August 2006, the Company acquired TTP Communications plc (“TTPCom”), a leader in wireless software platforms, protocol stacks and semiconductor solutions, for $193 million in cash. The Company recorded $52 million in goodwill, a portion of which is expected to be deductible for tax purposes, a $17 million charge for acquired in-process research and development costs, and $118 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, a total of four projects were in process. These projects are expected to be completed in 2008. The average risk adjusted rate used to value these projects was 18%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. Goodwill and intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 18 months to 5 years on a straight-line basis.
      The results of operations of TTPCom have been included in the Mobile Devices segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.
Kreatel Communications AB
      In February 2006, the Company acquired Kreatel Communications AB (“Kreatel”), a leading developer of innovative Internet Protocol (“IP”) based digital set-top boxes, for $108 million in cash. The Company recorded $79 million in goodwill, a portion of which is expected to be deductible for tax purposes, a $1 million charge for acquired in-process research and development costs, and $22 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, a total of two projects were in process. These projects have since been completed. The average risk adjusted rate used to value these projects was 19%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. Goodwill and intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 2 to 4 years on a straight-line basis.
      The results of operations of Kreatel have been included in the Connected Home Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.
MeshNetworks
      In November 2004, the Company acquired MeshNetworks, Inc. (“MeshNetworks”), a developer of mobile mesh networking and position location technologies that allow customers to deploy high-performance, Internet Protocol-based wireless broadband networks, for $169 million in cash.
      The Company recorded approximately $119 million in goodwill, none of which is expected to be deductible for tax purposes, a $16 million charge for acquired in-process research and development, and $20 million in other intangibles. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, a total of three projects were in process. These projects have since been completed. The average risk adjusted rate used to value these projects was 45%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were written off at the date of acquisition and have been included in Other Charges in the Company’s consolidated statements of operations. Goodwill and intangible assets are included in Other Assets in the Company’s consolidated balance sheets. The intangible assets will be amortized over a period of 5 years on a straight-line basis.
      The results of operations of MeshNetworks have been included in the Networks and Enterprise segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Force Computers
      In August 2004, the Company acquired Force Computers (“Force”), a worldwide designer and supplier of open, standards-based and custom embedded computing solutions, for $121 million in cash.
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
      The results of operations of Force have been included in the Networks and Enterprise segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.
2007 Acquisitions
      Symbol Technologies, Inc.: In January 2007, the Networks and Enterprise segment completed the acquisition of Symbol Technologies, Inc. (“Symbol”), for approximately $3.9 billion in cash. Symbol is a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions featuring rugged mobile computing, advanced data capture, radio frequency identification, wireless infrastructure and mobility management.
      Good Technology, Inc.: In January 2007, the Mobile Devices segment completed the acquisition of Good Technology, Inc., for approximately $500 million in cash. Good Technology, Inc. is a leader in enterprise mobile computing software and service.
      Netopia, Inc.: In February 2007, the Connected Home Solutions segment completed the acquisition of Netopia, Inc., for approximately $200 million in cash. Netopia, Inc. is a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections.
Intangible Assets
      Amortized intangible assets, excluding goodwill were comprised of the following:

	2006		2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Intangible assets:
Licensed technology	$119	$107	$112	$104
Completed technology	486	334	407	285
Other intangibles	285	95	149	48

	$890	$536	$668	$437

      Amortization expense on intangible assets, which is included within Other and Eliminations, was $100 million, $67 million and $52 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 future amortization expense is estimated to be $116 million for 2007, $85 million in 2008, $69 million in 2009, $48 million in 2010, and $29 million in 2011.

      Amortized intangible assets, excluding goodwill by business segment:

	2006		2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Mobile Devices	$154	$41	$36	$14
Networks and Enterprise	273	151	250	119
Connected Home Solutions	463	344	382	304

	$890	$536	$668	$437

      The following tables display a rollforward of the carrying amount of goodwill from January 1, 2005 to December 31, 2006, by business segment:

	January 1,			December 31,
Segment	2006	Acquired	Adjustments	2006

Mobile Devices	$17	$52	$—	$69
Networks and Enterprise	539	73	(1)	611
Connected Home Solutions	793	211	22	1,026

	$1,349	$336	$21	$1,706

	January 1,			December 31,
Segment	2005	Acquired	Adjustments	2005

Mobile Devices	$17	$—	$—	$17
Networks and Enterprise	484	73	(18)	539
Connected Home Solutions	782	16	(5)	793

	$1,283	$89	$(23)	$1,349

      The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value (“FV”) of each reporting unit is compared to its book value. If the FV of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s FV to determine the FV of the reporting unit’s goodwill. FV is determined with the help of independent appraisal firms using a combination of present value techniques and quoted market prices of comparable businesses. No impairment charges were required for the year ended December 31, 2006 or December 31, 2005. For the year ended December 31, 2004, the Company determined that goodwill related to a sensor group, which was subsequently divested in 2005, was impaired by a total of $125 million.

15. Valuation and Qualifying Accounts
       The following table presents the valuation and qualifying account activity for the years ended December 31, 2006, 2005 and 2004:

	Balance at	Charged to			Balance at
	January 1	Earnings	Used	Adjustments(1)	December 31

2006
Reorganization of Businesses	$103	$221	$(143)	$(23)	$158
Allowance for Doubtful Accounts	101	50	(58)	(15)	78
Allowance for Losses on Finance Receivables	12	5	(8)	1	10
Inventory Reserves	529	517	(490)	(140)	416
Warranty Reserves	467	977	(891)	(23)	530
Customer Reserves	1,171	4,218	(3,597)	(487)	1,305
2005
Reorganization of Businesses	114	91	(81)	(21)	103
Allowance for Doubtful Accounts	173	17	(14)	(75)	101
Allowance for Losses on Finance Receivables	1,966	—	(1,926)	(28)	12
Inventory Reserves	522	569	(389)	(173)	529
Warranty Reserves	472	816	(696)	(125)	467
Customer Reserves	842	3,215	(2,588)	(298)	1,171
2004
Reorganization of Businesses	238	54	(126)	(52)	114
Allowance for Doubtful Accounts	247	36	(24)	(86)	173
Allowance for Losses on Finance Receivables	2,095	2	(69)	(62)	1,966
Inventory Reserves	568	377	(376)	(47)	522
Warranty Reserves	332	600	(342)	(118)	472
Customer Reserves	573	2,563	(2,018)	(276)	842

(1)	Includes translation adjustments.

16. Quarterly and Other Financial Data (unaudited)*

	2006				2005

	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Operating Results
Net sales	$9,608	$10,876	$10,603	$11,792	$7,767	$8,408	$9,048	$10,039
Costs of sales	6,677	7,519	7,233	8,723	5,191	5,654	6,122	6,866

Gross margin	2,931	3,357	3,370	3,069	2,576	2,754	2,926	3,173

Selling, general and administrative expenses	1,069	1,154	1,123	1,158	886	877	881	984
Research and development expenditures	964	1,035	1,046	1,061	823	897	901	979
Other charges (income)	49	(354)	233	97	11	22	64	(501)

Operating earnings	849	1,522	968	753	856	958	1,080	1,711

Earnings from continuing operations	656	1,349	727	529	685	919	1,738	1,177
Net earnings	686	1,384	968	623	692	933	1,751	1,202
Per Share Data (in dollars)
Continuing Operations:
Basic earnings per common share	$0.26	$0.55	$0.30	$0.22	$0.28	$0.37	$0.70	$0.47
Diluted earnings per common share	0.26	0.54	0.29	0.21	0.28	0.37	0.68	0.46
Net Earnings:
Basic earnings per common share	0.28	0.56	0.40	0.26	0.28	0.38	0.71	0.48
Diluted earnings per common share	0.27	0.55	0.39	0.25	0.28	0.37	0.69	0.47
Dividends declared	0.04	0.05	0.05	0.05	0.04	0.04	0.04	0.04
Dividends paid	0.04	0.04	0.05	0.05	0.04	0.04	0.04	0.04
Stock prices
High	24.67	24.24	25.55	26.30	17.52	19.25	23.99	24.99
Low	20.22	19.01	18.66	20.17	14.69	14.48	18.05	19.45

*	Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2006 presentation.

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
Management’s Report on Internal Control Over Financial Reporting.
      Motorola’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2006. KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included herein.
Changes in Internal Control Over Financial Reporting.
      There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Motorola, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures, that Motorola, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Motorola, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Motorola, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.
Chicago, Illinois
February 28, 2007

Item 9B: Other Information
       On February 11, 2007, the Compensation and Leadership Committee of the Motorola, Inc. Board of Directors approved changes to the forms of Restricted Stock Unit Award Agreements, Stock Award Agreements and Stock Option Consideration Agreements under the Motorola Omnibus Incentive Plan of 2006. The changes, previously reported on Motorola’s Report on Form 8-K filed on February 15, 2007 (File No. 1-7221), were initially scheduled to take effect March 1, 2007 and were scheduled to apply both to future grants of awards and to outstanding award agreements. However, on February 27, 2007, the Compensation and Leadership Committee resolved that the changes should apply only to awards granted on or after March 1, 2007 and not to outstanding awards granted prior to March 1, 2007. As a result, the forms of Restricted Stock Unit Award Agreement and Stock Option Consideration Agreement were amended to delete references to outstanding awards made prior to March 1, 2007.
      This summary is qualified in its entirety by reference to the full text of the amended Restricted Stock Unit Award Agreement and Stock Option Consideration Agreement, filed with this report as Exhibits 10.3 and 10.4.
PART III
Item 10: Directors, Executive Officers and Corporate Governance
       The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” of Motorola’s Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “What Are the Committees of the Board?” and “Report of Audit and Legal Committee” of Motorola’s Proxy Statement.
      The response to this Item required by Item 405 of Regulation S-K incorporates by reference the information under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” of Motorola’s Proxy Statement.
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
Item 11: Executive Compensation
       The response to this Item incorporates by reference the information under the captions “How Are the Directors Compensated?,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2006,” “Outstanding Equity Awards at 2006 Fiscal Year-End,” “Option Exercises and Stock Vested for 2006,” “Pension Benefits in 2006,” “Nonqualified Deferred Compensation in 2006,” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” of Motorola’s Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
       The response to this Item incorporates by reference the information under the captions “Equity Compensation Plan Information” and “Ownership of Securities” of Motorola’s Proxy Statement.

Item 13: Certain Relationships and Related Transactions, and Director Independence
       The response to this Item incorporates by reference the relevant information under the caption “Related Person Transaction Policy and Procedures” and “Which Directors Are Independent” of Motorola’s Proxy Statement.
Item 14: Principal Accounting Fees and Services
       The response to this Item incorporates by reference the information under the caption “Independent Registered Public Accounting Firm” and “Audit and Legal Committee Pre-Approval Policies” of Motorola’s Proxy Statement.

PART IV
Item 15: Exhibits, Financial Statement Schedules
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

Motorola Omnibus Incentive Plan of 2006
Form of Motorola, Inc. Award Document— Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006
Form of Motorola, Inc. Restricted Stock Unit Award Agreement relating to the Motorola Omnibus Incentive Plan of 2006
Form of Motorola Stock Option Consideration Agreement, as amended through February 27, 2007
Form of Motorola, Inc. Award Document— Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2006
Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2006
Form of Motorola Stock Option Consideration Agreement for Edward J. Zander, Chairman and Chief Executive Officer, Motorola, Inc.
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
Form of Motorola, Inc. Award Document— Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002
       Form of Motorola, Inc. Award Document— Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/ Acquisition Plan of 2000 (collectively the “Prior Plans”)

Form of Motorola, Inc. Restricted Stock Agreement, relating to the Prior Plans
Form of Motorola, Inc. Restricted Stock Unit Award Agreement (Cliff Vesting) relating to the Prior Plans
Form of Motorola, Inc. Restricted Stock Unit Award Agreement (Periodic Vesting), relating to the Prior Plans
Form of Motorola, Inc. Award Document— Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Prior Plans
Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003, as amended for grants on or after May 3, 2005
Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003
       Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2003

Motorola Non-Employee Directors Stock Plan
Motorola 2006 Incentive Plan
Motorola Long-Range Incentive Plan (LRIP) of 2005
Motorola Long-Range Incentive Plan (LRIP) of 2006
Motorola Elected Officers Supplementary Retirement Plan
Motorola Management Deferred Compensation Plan
Motorola, Inc. Senior Officer Change in Control Severance Plan
Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005
Arrangement for directors’ fees for non-employee directors
Insurance covering non-employee directors and their spouses
Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003, as amended
Agreement between Motorola, Inc. and Adrian Nemcek dated July 18, 2006
Description of Future Compensation Arrangements between Motorola, Inc. and David Devonshire, Executive Vice President and Chief Financial Officer of the Company as of March 2002
Form of Motorola Stock Option Consideration Agreement as amended on May 2, 2006

(b)	Exhibits:
      See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Motorola, Inc.:
      We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-51847, 333-65941, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612, 333-60976, 333-87724, 333-87728, 333-87730, 333-104259, 333-105107, 333-123879 and 333-133736) and on Form S-3 (Nos. 333-75940, 333-76637 and 333-36320) of Motorola, Inc. of our reports dated February 28, 2007, with respect to the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, and the effectiveness of internal control over financial reporting as of December 31, 2006, which reports appear in the December 31, 2006, annual report on Form 10-K of Motorola, Inc. Our report on the consolidated financial statements refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.
Chicago, Illinois
February 28, 2007

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Edward J. Zander

Edward J. Zander
Chairman of the Board and
Chief Executive Officer
February 28, 2007
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Zander Edward J. Zander	Chairman of the Board and Chief Executive Office (Principal Executive Officer)	February 28, 2007

/s/ David W. Devonshire David W. Devonshire	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Steven J. Strobel Steven J. Strobel	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2007

/s/ David W. Dorman David W. Dorman	Director	February 28, 2007

/s/ H. Laurance Fuller H. Laurance Fuller	Director	February 28, 2007

/s/ Judy C. Lewent Judy C. Lewent	Director	February 28, 2007

/s/ Thomas J. Meredith Thomas J. Meredith	Director	February 28, 2007

/s/ Nicholas Negroponte Nicholas Negroponte	Director	February 28, 2007

/s/ Indra K. Nooyi Indra K. Nooyi	Director	February 28, 2007

Signature	Title	Date

/s/ Samuel C. Scott III Samuel C. Scott III	Director	February 28, 2007

/s/ Ron Sommer Ron Sommer	Director	February 28, 2007

/s/ James R. Stengel James R. Stengel	Director	February 28, 2007

/s/ Douglas A. Warner III Douglas A. Warner III	Director	February 28, 2007

/s/ Dr. John A. White Dr. John A. White	Director	February 28, 2007

/s/ Miles D. White Miles D. White	Director	February 28, 2007

EXHIBIT INDEX

Exhibit No.		Exhibit

2.1		Agreement and Plan of Merger, dated as of September 18, 2006, among Motorola, Inc., Motorola GTG Subsidiary I Corp. and Symbol Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Motorola’s Report on Form 8-K filed on September 25, 2006 (File No. 1-7221)).

2.2		Amendment No. 1, dated as of October 30, 2006, to Agreement and Plan of Merger, dated as of September 18, 2006, among Motorola, Inc., Motorola GTG Subsidiary I Corp. and Symbol Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006) (File No. 1-7221)).

3.1		Restated Certificate of Incorporation of Motorola, Inc., as amended through May 3, 2000 (incorporated by reference to Exhibit 3(i)(b) to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000) (File No. 1-7221)).

3.2		Motorola, Inc. Amended and Restated Bylaws as of February 23, 2006 (incorporated by reference to Exhibit 3.1 to Motorola’s Report on Form 8-K filed March 1, 2006 (File No. 1-7221)).

4	.2(a)	Senior Indenture, dated as of May 1, 1995, between Harris Trust and Savings Bank and Motorola, Inc. (incorporated by reference to Exhibit 4(d) of the Registrant’s Registration Statement on Form S-3 dated September 25, 1995 (Registration No. 33-62911)).

4	.2(b)	Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.2(b) to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).
		Certain instruments defining the rights of holders of long-term debt of Motorola and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph(4)(iii)(A) of Item 601 of Regulation S-K. Motorola agrees to furnish a copy of any such instrument to the Commission upon request.

*10	.1	Motorola Omnibus Incentive Plan of 2006 (as Amended through November 14, 2006).

10.2		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006, as amended through February 11, 2007 (incorporated by reference to Exhibit 10.37 to Motorola’s Report on Form 8-K, filed on February 15, 2007 (File No. 1-7221)).

*10	.3	Form of Motorola, Inc. Restricted Stock Unit Award Agreement relating to the Motorola Omnibus Incentive Plan of 2006 as amended through February 27, 2007.

*10	.4	Form of Motorola Stock Option Consideration Agreement, as amended on February 27, 2007.

*10	.5	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2006 or any successor plan, as amended through February 11, 2007.

*10	.6	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2006, as amended through February 11, 2007.

10.7		Form of Motorola Stock Option Consideration Agreement for Edward J. Zander, Chairman and Chief Executive Officer, Motorola, Inc., as amended on May 2, 2006 (incorporated by reference to Exhibit 10.41 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006) (File No. 1-7221)).

*10	.8	Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, amended as of February 11, 2007.

Exhibit No.		Exhibit

*10	.9	Form of Deferred Stock Units Award Agreement between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan as amended February 11, 2007.

10.10		Motorola Omnibus Incentive Plan of 2003, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.1 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.11		Motorola Omnibus Incentive Plan of 2002, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.12		Motorola Omnibus Incentive Plan of 2000, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.3 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.13		Motorola Compensation/ Acquisition Plan of 2000, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.4 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.14		Motorola Amended and Restated Incentive Plan of 1998, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.5 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.15		Share Option Plan of 1996, as amended through May 7, 1997 (incorporated by reference to Exhibit 10.6 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

10.16		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).

10.17		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through May 2, 2005, incorporated by reference to Exhibit 10.46 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005 (File No. 1-7221)).

10.18		Form of Motorola, Inc. Restricted Stock Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through July 29, 2004 (incorporated by reference to Exhibit 10.11 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.19		Form of Motorola, Inc. Restricted Stock Unit Award Agreement (Cliff Vesting) relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, as amended through July 29, 2004 (incorporated by reference to Exhibit 10.12 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221.))

10.20		Form of Motorola, Inc. Restricted Stock Unit Award Agreement (Periodic Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000 (incorporated by reference to Exhibit 10.34 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

Exhibit No.		Exhibit

10.21		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998, as amended February 14, 2005 (incorporated by reference to Exhibit 10.24(b) to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.22		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003, as amended for grants on or after May 3, 2005 (incorporated by reference to Exhibit 10.45 to Motorola’s Report on Form 8-K filed on May 6, 2005 (File No. 1-7221)).

10.23		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan of 2003 (incorporated by reference to Exhibit 10.33 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.24		Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2003, amended as of January 1, 2006, or any successor plan (incorporated by reference to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005) (File No. 1-7221)).

10.25		Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

10.26		Motorola 2006 Incentive Plan (incorporated by reference to Exhibit 10.26 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006) (File No. 1-7221)).

*10	.27	Motorola Long-Range Incentive Plan (LRIP) of 2005 (as Amended through November 14, 2006).

*10	.28	Motorola Long-Range Incentive Plan (LRIP) of 2006 (as Amended through November 14, 2006).

10.29		Motorola Elected Officers Supplementary Retirement Plan amended effective as of June 30, 2005, as amended through February 28, 2005 (as incorporated by reference to Exhibit No. 10.33 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.30		Motorola Management Deferred Compensation Plan, as amended through May 2, 2006, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.29 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 1-7221)).

10.31		Motorola, Inc. Senior Officer Change in Control Severance Plan, amended on May 2, 2006, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.30 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 1-7221)).

10.32		Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005 (incorporated by reference to Exhibit 10.36 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.33		Arrangement for directors’ fees for non-employee directors (description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of Motorola’s Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on May 7, 2007 (“Motorola Proxy Statement”)).

10.34		Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of the Motorola Proxy Statement and to Exhibit 10.38 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

Exhibit No.		Exhibit

10.35		Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003 as amended through May 2, 2006 (incorporated by reference to Exhibit 10.34 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 1-7221)).

10.36		Agreement between Motorola, Inc. and Adrian Nemcek dated July 18, 2006 (incorporated by reference to Exhibit 10.45 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006) (File No. 1-7221)).

10.37		Description of Future Compensation Arrangements between Motorola, Inc. and David Devonshire, Executive Vice President and Chief Financial Officer of the Company, as of March 2002 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (File No. 1-7221)).

10.38		Form of Motorola Stock Option Consideration Agreement, as amended on May 2, 2006 (incorporated by reference to Exhibit 10.39 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006) (File No. 1-7221)).

*12		Statement regarding Computation of Ratio of Earnings to Fixed Charges.

*21		Subsidiaries of Motorola.

23		Consent of Independent Registered Public Accounting Firm, see page 127 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of David W. Devonshire pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Certification of David W. Devonshire pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith