Form 10-Q
period 2007-03-31
MOTOROLA INC
filed 2007-05-08
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2007
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 31, 2007:

Class	Number of Shares

Common Stock; $3 Par Value	2,314,618,544

Part I — Financial Information
Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In millions, except per share amounts)	2007	2006

Net sales	$9,433	$9,608
Costs of sales	6,979	6,677

Gross margin	2,454	2,931

Selling, general and administrative expenses	1,313	1,069
Research and development expenditures	1,117	964
Other charges (income)	390	49

Operating earnings (loss)	(366)	849

Other income (expense):
Interest income, net	41	67
Gains (loss) on sales of investments and businesses, net	(1)	151
Other	(1)	(19)

Total other income	39	199

Earnings (loss) from continuing operations before income taxes	(327)	1,048
Income tax expense (benefit)	(109)	392

Earnings (loss) from continuing operations	(218)	656
Earnings from discontinued operations, net of tax	37	30

Net earnings (loss)	$(181)	$686

Earnings (loss) per common share:
Basic:
Continuing operations	$(0.09)	$0.26
Discontinued operations	0.01	0.02

	$(0.08)	$0.28
Diluted:
Continuing operations	$(0.09)	$0.26
Discontinued operations	0.01	0.01

	$(0.08)	$0.27
Weighted average common shares outstanding:
Basic	2,372.3	2,489.0
Diluted	2,372.3	2,553.6

Dividends paid per share	$0.05	$0.04

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,
	2007	December 31,
(In millions, except per share amounts)	(Unaudited)	2006

ASSETS
Cash and cash equivalents	$2,737	$3,212
Sigma Funds	5,417	12,204
Short-term investments	801	224
Accounts receivable, net	6,811	7,509
Inventories, net	3,301	3,162
Deferred income taxes	1,834	1,731
Other current assets	2,818	2,933

Total current assets	23,719	30,975

Property, plant and equipment, net	2,545	2,267
Investments	909	895
Deferred income taxes	2,119	1,325
Goodwill	4,454	1,706
Other assets	2,624	1,425

Total assets	$36,370	$38,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$1,757	$1,693
Accounts payable	4,010	5,056
Accrued liabilities	9,062	8,676

Total current liabilities	14,829	15,425

Long-term debt	2,596	2,704
Other liabilities	4,146	3,322

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,949	7,197
Issued shares: 03/31/07 — 2,316.1; 12/31/06 — 2,399.1
Outstanding shares: 03/31/07 — 2,314.6; 12/31/06 — 2,397.4
Additional paid-in capital	626	2,509
Retained earnings	8,813	9,086
Non-owner changes to equity	(1,589)	(1,650)

Total stockholders’ equity	14,799	17,142

Total liabilities and stockholders’ equity	$36,370	$38,593

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

		Non-Owner Changes to Equity
			Fair Value
		Common	Adjustment	Foreign
		Stock and	to Available	Currency	Retirement	Other
		Additional	for Sale	Translation	Benefits	Items,
		Paid-in	Securities,	Adjustments,	Adjustments,	Net of	Retained	Comprehensive
(In millions, except per share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Tax	Earnings	Earnings (Loss)

Balances at December 31, 2006 (as reported)	2,399.1	$9,706	$37	$(126)	$(1,577)	$16	$9,086

Cumulative effect — FIN 48		93					27

Balances at January 1, 2007	2,399.1	9,799	37	(126)	(1,577)	16	9,113

Net loss							(181)	$(181)
Net unrealized gain on securities (net of tax of $13)			24					24
Foreign currency translation adjustments (net of tax of $0)				26				26
Amortization of retirement benefit adjustments (net of tax of $10)					21			21
Issuance of common stock and stock options exercised	4.0	61
Share repurchase program	(87.0)	(2,360)
Excess tax benefits from share-based compensation		8
Stock option and employee stock purchase plan expense		67
Net loss on derivative instruments (net of tax of $6)						(10)		(10)
Dividends declared ($0.05 per share)							(119)

Balances at March 31, 2007	2,316.1	$7,575	$61	$(100)	$(1,556)	$6	$8,813	$(120)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In millions)	2007	2006

Operating
Net earnings (loss)	$(181)	$686
Less: Earnings from discontinued operations	37	30

Earnings (loss) from continuing operations	(218)	656
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	219	127
Non-cash other charges	112	32
Share-based compensation expense	73	75
Loss (gain) on sales of investments and businesses, net	1	(151)
Deferred income taxes	(181)	242
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	1,095	(17)
Inventories	146	(238)
Other current assets	62	(106)
Accounts payable and accrued liabilities	(1,471)	73
Other assets and liabilities	170	17

Net cash provided by operating activities from continuing operations	8	710

Investing
Acquisitions and investments, net	(4,131)	(141)
Proceeds from sales of investments and businesses	50	219
Capital expenditures	(92)	(120)
Proceeds from sale of property, plant and equipment	54	15
Proceeds from sales of Sigma Funds investments, net	6,787	607
Purchases of short-term investments	(577)	(42)

Net cash provided by investing activities from continuing operations	2,091	538

Financing
Net proceeds from commercial paper and short-term borrowings	59	22
Repayment of debt	(163)	(2)
Issuance of common stock	46	72
Purchase of common stock	(2,360)	(815)
Excess tax benefits from share-based compensation	8	20
Payment of dividends	(119)	(100)
Distribution to discontinued operations	—	(24)

Net cash used for financing activities from continuing operations	(2,529)	(827)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(45)	5

Discontinued Operations
Net cash used for operating activities from discontinued operations	—	(23)
Net cash used for investing activities from discontinued operations	—	(6)
Net cash provided by financing activities from discontinued operations	—	24
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	5

Net cash provided by (used for) discontinued operations	—	—

Net increase (decrease) in cash and cash equivalents	(475)	426
Cash and cash equivalents, beginning of period	3,212	3,774

Cash and cash equivalents, end of period	$2,737	$4,200

Cash Flow Information

Cash paid during the period for:
Interest, net	$56	$58
Income taxes, net of refunds	104	100

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except as noted)

1.	Basis of Presentation

The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and April 1, 2006, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s financial position, results of operations and cash flows as of March 31, 2007 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods’ financial statements and related notes have been reclassified to conform to the 2007 presentation.

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

2.	Other Financial Data

Statements of Operations Information

Other Charges (Income)

Other charges (income) included in Operating earnings consist of the following:

	March 31,	April 1,
Three Months Ended	2007	2006

Other charges (income):
Legal settlement	$115	$—
Intangible assets amortization	95	19
In-process research and development charges	95	1
Reorganization of businesses	85	30
Collections related to Telsim	—	(1)

	$390	$49

Other Income (Expense)

Interest income, net, and Other both included in Other income (expense) consist of the following:

	March 31,	April 1,
Three Months Ended	2007	2006

Interest income, net:
Interest income	$134	$148
Interest expense	(93)	(81)

	$41	$67

Other:
Investment impairments	$(19)	$(6)
Foreign currency gain	15	21
Loss on Sprint Nextel derivative	—	(33)
Other	3	(1)

	$(1)	$(19)

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share from both continuing operations and net earnings (loss), which includes discontinued operations is computed as follows:

	Continuing Operations		Net Earnings (Loss)
	March 31,	April 1,	March 31,	April 1,
Three Months Ended	2007	2006	2007	2006

Basic earnings (loss) per common share:
Earnings (loss)	$(218)	$656	$(181)	$686
Weighted average common shares outstanding	2,372.3	2,489.0	2,372.3	2,489.0

Per share amount	$(0.09)	$0.26	$(0.08)	$0.28

Diluted earnings (loss) per common share:
Earnings (loss)	$(218)	$656	$(181)	$686

Weighted average common shares outstanding	2,372.3	2,489.0	2,372.3	2,489.0
Add effect of dilutive securities:
Stock options/restricted stock/restricted stock units	—	64.6	—	64.6

Diluted weighted average common shares outstanding	2,372.3	2,553.6	2,372.3	2,553.6

Per share amount	$(0.09)	$0.26	$(0.08)	$0.27

In the computation of diluted earnings (loss) per common share from both continuing operations and on a net earnings (loss) basis for the three months ended April 1, 2006, 10.8 million out-of-the-money stock options were excluded because their inclusion would have been antidilutive. For the three months ended March 31, 2007, the Company is in a loss position and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive. Once the Company returns to profitability, the diluted impact of stock options, restricted stock and restricted stock units will be evaluated for their impact on the weighted average shares outstanding for purposes of computing earnings (loss) per common share.

Balance Sheet Information

Accounts Receivable

Accounts receivable, net, consists of the following:

	March 31,	December 31,
	2007	2006

Accounts receivable	$6,905	$7,587
Less allowance for doubtful accounts	(94)	(78)

	$6,811	$7,509

Inventories

Inventories, net, consist of the following:

	March 31,	December 31,
	2007	2006

Finished goods	$2,003	$1,796
Work-in-process and production materials	1,743	1,782

	3,746	3,578
Less inventory reserves	(445)	(416)

	$3,301	$3,162

Other Current Assets

Other current assets consists of the following:

	March 31,	December 31,
	2007	2006

Contractor receivables	$792	$1,349
Contract related deferred costs	760	369
Costs in excess of billings	526	505
Other	740	710

	$2,818	$2,933

Property, Plant, and Equipment

Property, plant and equipment, net, consists of the following:

	March 31,	December 31,
	2007	2006

Land	$151	$129
Building	1,811	1,705
Machinery and equipment	6,150	5,885

	8,112	7,719
Less accumulated depreciation	(5,567)	(5,452)

	$2,545	$2,267

Depreciation expense for the three months ended March 31, 2007 and April 1, 2006 was $124 million and $108 million, respectively.

Investments

Investments consist of the following:

	March 31,	December 31,
	2007	2006

Available-for-sale securities:
Cost basis	$360	$70
Gross unrealized gains	97	68
Gross unrealized losses	—	(8)

Fair value	457	130
Other securities, at cost	398	676
Equity method investments	54	89

	$909	$895

For the three months ended March 31, 2007 and April 1, 2006, the Company recorded impairment charges of $19 million and $6 million, respectively, representing other-than-temporary declines in the value of its investment portfolio.

The Company had $1 million of losses on sales of investments for the three months ended March 31, 2007. The $151 million of gains on sales of investments for the three months ended April 1, 2006 is primarily comprised of a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation.

Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2007	2006

Intangible assets, net of accumulated amortization of $631 and $536	$1,539	$354
Royalty license arrangements	404	439
Long-term finance receivables, net of allowances of $9 and $10	74	145
Other	607	487

	$2,624	$1,425

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2007	2006

Deferred revenue	$1,418	$730
Customer reserves	1,246	1,305
Contractor payables	1,051	1,481
Compensation	944	777
Customer downpayments	526	532
Warranty reserves	511	530
Tax liabilities	314	444
Other	3,052	2,877

	$9,062	$8,676

Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
	2007	2006

Defined benefit plans	$1,943	$1,882
Unrecognized tax benefits	845	—
Deferred revenue	331	273
Royalty license arrangement	300	300
Postretirement health care benefit plan	219	214
Other	508	653

	$4,146	$3,322

Stockholders’ Equity Information

Comprehensive Earnings (Loss)

The net unrealized gains (losses) on securities included in Comprehensive earnings (loss) are comprised of the following:

	March 31,	April 1,
Three Months Ended	2007	2006

Gross unrealized gains (losses) on securities, net of tax	$17	$46
Less: Realized gains (losses), net of tax	(7)	82

Net unrealized gain (losses) on securities, net of tax	$24	$(36)

Share Repurchase Program

In July 2006, the Board of Directors authorized the Company to repurchase up to $4.5 billion of its outstanding shares of common stock over a period of up to 36 months ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”). In March 2007, the Company announced that the Board of Directors had authorized a $3.0 billion increase in the 2006 Stock Repurchase Program, over the same timeframe. This brings the current authorized share repurchase program to $7.5 billion.

In March 2007, the Company announced that it had entered into an accelerated stock buyback agreement to repurchase $2.0 billion of its outstanding shares of common stock (the “March 2007 ASB”). In connection with the March 2007 ASB, the Company received 68 million shares during the first quarter of 2007 and an additional 34.4 million shares in early April. The 102.4 million shares received to date represents the minimum number of shares to be received under the March 2007 ASB. The number of additional shares the Company may receive over the remaining term of the March 2007 ASB, which expires in the fourth quarter of 2007, will generally be based upon the volume-weighted average price of the Company’s common stock during that term, subject to the collar provisions that establish the minimum and maximum number of shares.

During the first quarter of 2007, the Company spent an aggregate of $2.4 billion, including transaction costs, to repurchase approximately 121 million common shares (including the 102.4 million shares received to date under the March 2007 ASB) at an average price of $19.41.

Since announcing its first share repurchase program in May 2005, the Company has repurchased a total of 335 million common shares at an aggregate cost of $7.1 billion, including transaction costs. As of March 31, 2007, the Company had authorization for approximately $4.4 billion of future share repurchases under the 2006 Stock Repurchase Program. All repurchased shares have been retired.

3.	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the adoption of FIN 48, the Company reduced its unrecognized tax benefits and related interest accrual by $120 million. The change to unrecognized tax benefits and interest are reflected as a cumulative-effect adjustment to January 1, 2007 Retained earnings and Additional paid-in capital in the amounts of $27 million and $93 million, respectively, in the Company’s condensed consolidated statement of stockholders’ equity.

As of January 1, 2007, the Company had $1.3 billion in unrecognized tax benefits of which $877 million was reclassified from Deferred income taxes to Other liabilities in the Company’s condensed consolidated balance sheets. If the $1.3 billion in unrecognized tax benefits were recognized, approximately $560 million, net of federal tax benefits, would affect the Company’s effective tax rate.

For the three months ended March 31, 2007, the Company recognized net tax benefits of $32 million relating to the settlement of tax positions of discontinued operations.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:
United States(1)	1996 — 2006
Brazil	2002 — 2006
China	2004 — 2006
Germany(1)	2002 — 2006
India	1995 — 2006
Israel	2002 — 2006
Japan	2002 — 2006
Malaysia	1997 — 2006
Singapore	1997 — 2006
United Kingdom	1998 — 2006

(1)	Includes federal as well as state, provincial or similar local jurisdictions, as applicable

The Internal Revenue Service (“IRS”) began its field examination of the Company’s 2004 and 2005 tax returns in March 2007. In April 2007, the IRS completed its field examinations of the Company’s 2001 through 2003 tax returns and issued a revenue agent’s report that proposes certain adjustments to the Company’s income and tax credits that would result in additional tax. It includes proposed adjustments received in June 2006 for the 2001 and 2002 taxable years relating to transfer pricing. These proposed adjustments are similar to those previously made by the IRS for the Company’s 1996-2000 taxable years. The Company is currently contesting the 1996 through 2000 adjustments at the appellate level of the IRS. The Company disagrees with all of these proposed transfer pricing-related adjustments and intends to vigorously dispute them through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on these matters, it could result in: (i) additional taxable income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million, and (ii) additional taxable income for the years 2001 and 2002 of approximately $800 million, which could result in additional income tax liability for the Company of approximately $300 million. Although the final resolution of these matters is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matter is ultimately resolved.

The Company has several other non-U.S. income tax audits pending and while the final resolution is uncertain, in the opinion of the Company’s management, the ultimate disposition of the audits will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns, will materially change from those recorded as liabilities for uncertain tax positions in our financial statements at January 1, 2007. The Company anticipates that it is reasonably possible that within the next 12 months several of the audits may be finalized resulting in a reduction in unrecognized tax benefits of approximately $60 million. However, based on the number of tax years currently under audit by the relevant federal, state and foreign tax authorities, the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any other amounts of such changes, if any, to previously recorded uncertain tax positions.

The Company records interest accrued relating to unrecognized tax benefits in Interest expense within Other income (expense) and penalties in Selling, general and administrative expenses both included in the Company’s condensed consolidated statements of operations. Accrued interest and penalties were $71 million and $13 million, respectively, as of the transition date of January 1, 2007.

4.	Retirement Benefits

Pension Benefit Plans

The net periodic pension cost for the Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”), and Non-U.S. plans was as follows:

	March 31, 2007			April 1, 2006
	Regular	Officers’	Non	Regular	Officers’	Non
Three Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$29	$2	$10	$37	$3	$11
Interest cost	77	2	21	76	2	16
Expected return on plan assets	(85)	(1)	(18)	(82)	(1)	(13)
Amortization of:
Unrecognized net loss	29	1	5	28	2	3
Unrecognized prior service cost	(7)	—	—	(1)	—	—
Settlement/curtailment loss	—	2	—	—	1	—

Net periodic pension cost	$43	$6	$18	$58	$7	$17

During the three months ended March 31, 2007, aggregate contributions of $2 million and $8 million were made to the Company’s U.S. pension plans and Non-U.S. pension plans, respectively. Approximately $68 million was contributed to the Company’s U.S. pension plans subsequent to the quarter ended March 31, 2007.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

	March 31,	April 1,
Three Months Ended	2007	2006

Service cost	$2	$2
Interest cost	7	7
Expected return on plan assets	(4)	(4)
Amortization of:
Unrecognized net loss	2	4
Unrecognized prior service cost	(1)	(1)

Net postretirement health care expense	$6	$8

Approximately $6 million was contributed to the Company’s postretirement healthcare fund subsequent to the quarter ended March 31, 2007.

5.	Share-Based Compensation Plans

Stock Options and Employee Stock Purchase Plan

A summary of share-based compensation expense related to employee stock options and employee stock purchases was as follows (in millions except per share amounts):

	March 31,	April 1,
Three Months Ended	2007	2006

Share-based compensation expense included in:
Costs of sales	$8	$8
Selling, general and administrative expenses	37	39
Research and development expenditures	22	23

Share-based compensation expense related to employee stock options and employee stock purchases included in operating earnings	67	70
Tax benefit	20	23

Share-based compensation expense related to employee stock options and employee stock purchases, net of tax	$47	$47

Decrease in Basic earnings per share	$(0.02)	$(0.02)
Decrease in Diluted earnings per share	$(0.02)	$(0.02)

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2007 and April 1, 2006 was $6.38 per share and $8.23 per share, respectively, using the following weighted-average assumptions:

	March 31,	April 1,
Three Months Ended	2007	2006

Expected volatility	28.1%	30.0%
Risk-free interest rate	4.6%	4.6%
Dividend yield	1.1%	0.7%
Expected life (years)	6.5	6.5

Stock options activity was as follows:

		Wtd. avg.	Wtd. avg.	Aggregate
	Shares Subject	exercise	contractual	Intrinsic
Three Months Ended March 31, 2007	to Options	price	life (in yrs.)	Value

	(In thousands)			(In millions)

Options outstanding at January 1, 2007	233,445	$18	7	$1,161
Options granted	1,823	13		10
Options exercised	(4,038)	11		30
Options terminated, cancelled or expired	(3,570)	18		1

Options outstanding at March 31, 2007	227,660	18	7	674

Options exercisable at March 31, 2007	132,006	19	5	463

At March 31, 2007 and April 1, 2006, 112.1 million and 61.8 million shares, respectively, were available for future grants under the terms of the 2006 Motorola Omnibus Plan.

At March 31, 2007 the Company had approximately $363 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of two years.

Restricted Stock and Restricted Stock Units

Restricted stock (“RS”) and restricted stock unit (“RSU”) activity was as follows:

		Wtd. Avg.	Aggregate
		Grant Date	Intrinsic
Three Months Ended	RS and RSU	Fair Value	Value

	(In thousands)		(In millions)

RS and RSU balance at January 1, 2007	6,016	$19	$123
Granted	1,563	18
Vested	(230)	17
Terminated, cancelled or expired	(490)	20

RS and RSU balance at March 31, 2007	6,859	19	121

At March 31, 2007, the Company had approximately $77 million of total unrecognized compensation expense related to RS and RSU grants that will be recognized over the weighted average period of three years. The Company recognized $4 million and $3 million of expense, net of tax, related to RS and RSU grants, during the three months ended March 31, 2007 and April 1, 2006, respectively.

6.	Financing Arrangements

Finance receivables consist of the following:

	March 31,	December 31,
	2007	2006

Gross finance receivables	$176	$279
Less allowance for losses	(9)	(10)

	167	269
Less current portion	(93)	(124)

Long-term finance receivables, net	$74	$145

Current finance receivables are included in Accounts receivable and long-term finance receivables are included in Other assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables was $2 million for both the three months ended March 31, 2007 and April 1, 2006.

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

In the aggregate, at both March 31, 2007 and December 31, 2006, these committed facilities provided for up to $1.3 billion to be outstanding with the third parties at any time. As of March 31, 2007, $612 million of these committed facilities were utilized, compared to $817 million utilized at December 31, 2006. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables, primarily short-term, sold by the Company were $1.5 billion in the first quarter of 2007, compared to $1.2 billion, primarily short-term, sold in the first quarter of 2006. As of March 31, 2007, there were $1.2 billion of sold receivables for which the Company retained servicing obligations (including $919 million of short-term receivables), compared to $1.1 billion outstanding at December 31, 2006 (including $789 million of short-term receivables).

Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the

Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $19 million at both March 31, 2007 and December 31, 2006. Reserves of $3 million and $4 million were recorded for potential losses on sold receivables at March 31, 2007 and December 31, 2006, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third parties totaling $376 million at March 31, 2007, compared to $398 million at December 31, 2006. Of these amounts, $209 million was supported by letters of credit or by bank commitments to purchase receivables at March 31, 2007, compared to $262 million at December 31, 2006.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $111 million at March 31, 2007 compared to $122 million at December 31, 2006 (including $19 million at both March 31, 2007 and December 31, 2006 relating to the sale of short-term receivables). Customer financing guarantees outstanding were $66 million at March 31, 2007, compared to $47 million at December 31, 2006 (including $1 million and $2 million, respectively, relating to the sale of short-term receivables).

7.	Commitments and Contingencies

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

The Company was sued by the Official Committee of the Unsecured Creditors of Iridium in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. Trial began on the issue of the date of insolvency as it relates to these claims on October 23, 2006.

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

Telsim Class Action Securities:  On April 12, 2007, the Company entered into a settlement agreement in regards to In re Motorola Securities Litigation, a class action lawsuit relating to the Company’s disclosure of its relationship with Telsim Mobil Telekomunikasyon Hizmetleri A.S. The Company has recorded a charge of $190 million for the legal settlement, partially offset by $75 million of estimated insurance recoveries. The $75 million of estimated insurance recoveries includes $50 million which has currently been tendered by certain insurance carriers with collection of the remaining $25 million from other insurance carriers deemed probable. In April 2007, Motorola commenced actions against the non-tendering insurance carriers.

Other:  The Company is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than as discussed above with respect to the Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $171 million, with the Company accruing $95 million as of March 31, 2007 for certain claims that have been asserted under these provisions.

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

8.	Segment Information

The Company reports financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) analog and digital two-way radio, voice and data communications products and systems, wireless broadband systems, and end-to-end enterprise mobility solutions, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market), and (ii) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market). On January 9, 2007, the segment completed the acquisition of Symbol Technologies, Inc. (“Symbol”). Symbol has become the cornerstone of the segment’s growing enterprise mobility business.

•	The Connected Home Solutions segment designs, manufactures, sells and services: (i) cable television, Internet Protocol (“IP”) video and broadcast network set-top boxes (“digital entertainment devices”), (ii) end-to-end digital video system solutions, (iii) broadband access networks, and (iv) voice and data modems for digital subscriber line (“DSL”) and cable networks (“broadband gateways”).

Summarized below are the Company’s segment net sales and operating earnings (loss) from continuing operations for the three months ended March 31, 2007 and April 1, 2006.

	March 31,	April 1,	%
Three Months Ended	2007	2006	Change

Segment Net Sales:
Mobile Devices	$5,412	$6,403	(15)%
Networks and Enterprise	3,014	2,520	20
Connected Home Solutions	1,036	732	42

	9,462	9,655
Other and Eliminations	(29)	(47)

	$9,433	$9,608	(2)

	March 31,	% of	April 1,	% of
Three Months Ended	2007	Sales	2006	Sales

Segment Operating Earnings (Loss):
Mobile Devices	$(260)	(5)%	$702	11%
Networks and Enterprise	183	6	307	12
Connected Home Solutions	142	14	(4)	(1)

	65		1,005
Other and Eliminations	(431)		(156)

Operating earnings (loss)	(366)	(4)	849	9
Total other income	39		199

Earnings (loss) from continuing operations before income taxes	$(327)		$1,048

Other and Eliminations is primarily comprised of: (i) amortization of intangible assets, (ii) acquisition-related in-process research and development charges, (iii) general corporate related expenses, including stock option and employee stock purchase plan expenses, (vi) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (v) the Company’s wholly-owned finance subsidiary. Additionally, during the three months ended March 31, 2007, the Company recorded a charge of $190 million for a legal settlement, partially offset by $75 million of estimated insurance recoveries, which is presented in Other and Eliminations.

9.	Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer severance benefits to eligible employees based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan and therefore, such benefits are accounted for in accordance with Statement No. 112, “Accounting for Postemployment Benefits” (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

2007 Charges

During the first quarter of 2007, the Company committed to implement various productivity improvement plans aimed principally at reducing costs in its supply-chain activities, as well as reducing other operating expenses, primarily relating to engineering and development costs. During the first quarter of 2007, the Company recorded net reorganization of business charges of $78 million, including $7 million of reversals in Costs of sales and $85 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $78 million are charges of $109 million for employee separation costs and $5 million for exit costs, partially offset by $36 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

March 31,
Three Months Ended	2007

Mobile Devices	$29
Networks and Enterprise	71
Connected Home Solutions	(29)

71
General Corporate	7

$78

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to March 31, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	March 31,
	2007	Charges	Adjustments	Used	2007

Exit costs—lease terminations	$54	$5	$2	$(15)	$46
Employee separation costs	104	109	(34)	(44)	135

	$158	$114	$(32)	$(59)	$181

(1)	Includes translation adjustments.
(2)	Includes accruals assumed through business acquisitions.

Exit Costs—Lease Terminations

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $5 million are primarily related to the planned exit of certain manufacturing activities in Ireland by the Networks and Enterprise segment. The 2007 adjustments of $2 million represent accruals for exit costs assumed through business acquisitions. The $15 million used in 2007 reflects cash payments. The remaining accrual of $46 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at March 31, 2007, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $109 million represent severance costs for approximately an additional 2,000 employees, of which 600 are direct employees and 1,400 are indirect employees.

The adjustments of $34 million reflect $36 million of reversals of accruals no longer needed, partially offset by $2 million of accruals for severance plans assumed through business acquisitions. The $36 million of reversals represent 1,000 employees, and primarily relates to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. The $2 million of accruals represents 300 employees assumed through business acquisitions.

During the first quarter of 2007, approximately 1,500 employees, of which 800 were direct employees and 700 were indirect employees, were separated from the Company. The $44 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $135 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at March 31, 2007, is expected to be paid to approximately 2,100 separated employees.

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

The following table displays the net charges incurred by segment:

April 1,
Three Months Ended	2006

Mobile Devices	$(1)
Networks and Enterprise	21
Connected Home Solutions	51

$71

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to April 1, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	April 1,
	2006	Charges	Adjustments	Used	2006

Exit costs—lease terminations	$50	$—	$(6)	$(4)	$40
Employee separation costs	53	72	(2)	(29)	94

	$103	$72	$(8)	$(33)	$134

(1)	Includes translation adjustments.

Exit Costs—Lease Terminations

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 adjustments of $6 million represent reversals of accruals no longer needed. The $4 million used in 2006 reflects cash payments. The remaining accrual of $40 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 1, 2006, represents future cash payments for lease termination obligations.

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

During the three months ended April 1, 2006, approximately 1,200 employees, of which 900 were direct employees and 300 were indirect employees, were separated from the Company. The $29 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $94 million, is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 1, 2006, relating to 2,800 employees. Since that time, $47 million has been paid to approximately 1,500 separated employees and $43 million was reversed. The reversals were due to accruals no longer needed, primarily relating to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved, as described earlier under “2007 Charges”.

10.	Acquisitions and Related Intangibles

A summary of significant acquisitions in the first quarter of 2007 is as follows:

				In-Process
				Research and
	Quarter		Form of	Development
2007 Acquisitions	Acquired	Consideration	Consideration	Charge

Symbol Technologies, Inc.	Q1	$3,528	Cash	$95
Good Technology, Inc.	Q1	$438	Cash	$—
Netopia, Inc.	Q1	$183	Cash	$—

The following table summarizes net tangible and intangible assets acquired and the consideration provided for the acquisitions identified above:

First Quarter	2007

Tangible net assets	$51
Goodwill	2,735
Other intangibles	1,268
In-process research and development	95

$4,149

Consideration:
Cash	$4,149
Stock	—

$4,149

Amortization expense on intangible assets and acquisition-related in-process research and development charges are excluded from the respective segments operating results. These charges are reported as corporate charges and are included in Other and Eliminations.

Symbol Technologies, Inc.

On January 9, 2007, the Company acquired, for $3.5 billion in net cash, the outstanding common stock of Symbol Technologies, Inc. (“Symbol”), a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions featuring rugged mobile computing, advanced data capture, radio frequency identification (“RFID”), wireless infrastructure and mobility management.

The Company is in the process of finalizing plans with respect to the consolidation of acquired facilities and obtaining final valuations of acquired assets and liabilities; accordingly, the allocation of purchase price is subject to refinement.

The estimated fair value of acquired in-process research and development is $95 million. The acquired in-process research and development will have no alternative future uses if the products are not feasible and such costs were expensed at the date of acquisition. At the date of acquisition, 31 projects were in process and are expected to be completed in 2008. The average risk adjusted rate used to value these projects is 15-16%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money.

The estimated fair value of the acquired intangible assets is $1.0 billion. The intangible assets are being amortized over periods ranging from 1 to 8 years on a straight-line basis. The Company recorded $2.2 billion of goodwill, none of which is expected to be deductible for tax purposes.

The results of the operations of Symbol have been included in the Networks and Enterprise segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Good Technology, Inc.

On January 5, 2007, the Company acquired Good Technology, Inc. (“Good”), a leader in enterprise mobile computing software and service, for $438 million in net cash. The Company recorded $378 million in goodwill, none of which is expected to be deductible for tax purposes and $162 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over periods ranging from 2 to 10 years on a straight-line basis.

The Company is in the process of performing a review of its ability to utilize acquired tax carryovers. In addition, the Company is in the process of finalizing valuations of acquired assets and liabilities. Accordingly, the outcome of these may result in an adjustment to the preliminary purchase price allocation. Any necessary adjustment will be recorded in the period finalized.

The results of operations of Good have been included in the Mobile Devices segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Netopia, Inc.

On February 6, 2007, the Company acquired Netopia, Inc. (“Netopia”), a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, for $183 million in net cash. The Company recorded $120 million in goodwill, none of which is expected to be deductible for tax purposes and $100 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over a period of 7 years on a straight-line basis.

The results of operations of Netopia have been included in the Connected Home Solutions segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Intangible Assets

Amortized intangible assets, excluding goodwill were comprised of the following:

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Completed technology	$1,255	$384	$486	$334
Patents	292	26	27	12
Customer related	264	34	65	21
Licensed technology	119	107	119	107
Other intangibles	240	80	193	62

	$2,170	$631	$890	$536

Amortization expense on intangible assets, which is presented in Other and Eliminations, was $95 million and $19 million for the three months ended March 31, 2007 and April 1, 2006, respectively. As of March 31, 2007 amortization expense is estimated to be $372 million for 2007, $331 million in 2008, $295 million in 2009, $274 million in 2010, and $254 million in 2011.

Amortized intangible assets, excluding goodwill by business segment:

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Segment	Amount	Amortization	Amount	Amortization

Mobile Devices	$320	$58	$154	$41
Networks and Enterprise	1,283	218	273	151
Connected Home Solutions	567	355	463	344

	$2,170	$631	$890	$536

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2007 to March 31, 2007, by business segment:

	January 1,			March 31,
Segment	2007	Acquired	Adjustments(1)	2007

Mobile Devices	$69	$378	$(18)	$429
Networks and Enterprise	611	2,237	(7)	2,841
Connected Home Solutions	1,026	157	1	1,184

	$1,706	$2,772	$(24)	$4,454

(1)	Includes translation adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months ended March 31, 2007 and April 1, 2006, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2006.

Executive Overview

Our Business

We report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In the first quarter of 2007, the segment’s net sales represented 57% of the Company’s consolidated net sales.*

•	The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) analog and digital two-way radio, voice and data communications products and systems, wireless broadband systems, and end-to-end enterprise mobility solutions, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market), and (ii) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market). On January 9, 2007, the segment completed the acquisition of Symbol Technologies, Inc. (“Symbol”). Symbol has become the cornerstone of the segment’s growing enterprise mobility business. In the first quarter of 2007, the segment’s net sales represented 32% of the Company’s consolidated net sales.*

•	The Connected Home Solutions segment designs, manufactures, sells and services: (i) cable television, Internet Protocol (“IP”) video and broadcast network set-top boxes (“digital entertainment devices”), (ii) end-to-end digital video system solutions, (iii) broadband access networks, and (iv) voice and data modems for digital subscriber line (“DSL”) and cable networks (“broadband gateways”). In the first quarter of 2007, the segment’s net sales represented 11% of the Company’s consolidated net sales.*

First-Quarter Highlights

•	Net Sales were $9.4 Billion: Our net sales were $9.4 billion in the first quarter of 2007, down 2% from $9.6 billion in the first quarter of 2006. Net sales decreased 15% in the Mobile Devices segment, increased 20% in the Networks and Enterprise segment and increased 42% in the Connected Home Solutions segment.

•	Operating Loss of $366 Million: We incurred an operating loss of $366 million in the first quarter of 2007, compared to operating earnings of $849 million in the first quarter of 2006. Operating margin was (3.9)% of net sales in the first quarter of 2007, compared to 8.8% of net sales in the first quarter of 2006.

•	Loss From Continuing Operations of $218 Million: We incurred a loss from continuing operations of $218 million in the first quarter of 2007, compared to earnings from continuing operations of $656 million in the first quarter of 2006.

•	Loss From Continuing Operations of $0.09 per Share: Our loss from continuing operations per diluted common share was $0.09 in the first quarter of 2007, compared to earnings from continuing operations per diluted common share of $0.26 in the first quarter of 2006.

•	Handset Shipments were 45.4 Million Units: We shipped 45.4 million handsets in the first quarter of 2007, a 2% decrease compared to shipments of 46.1 million handsets in the first quarter of 2006.

* When discussing the net sales of each of our three segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, our intracompany sales were eliminated as part of the consolidation process in first quarter of 2007. As a result, the percentages of consolidated net sales for each of our business segments does not always equal 100% of the Company’s consolidated net sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Global Handset Market Share Estimated at 17%: We estimate our global market share in the first quarter of 2007 to be 17%, a decrease of approximately 3 percentage points versus the first quarter of 2006 and a sequential decrease of approximately 6 percentage points versus the fourth quarter of 2006.

•	Digital Entertainment Device Shipments Increased 139%: We shipped 4.9 million digital entertainment devices, a quarterly record and an increase of 139% compared to shipments of 2.0 million units in the first quarter of 2006.

Net cash* decreased $6.6 billion, or 59%, to $4.6 billion as of March 31, 2007, compared to $11.2 billion as of December 31, 2006, reflecting:

•	Four Acquisitions Completed for $4.2 Billion: During the first quarter of 2007, the Company completed the strategic acquisitions of: (i) Symbol Technologies, Inc. by the Network and Enterprise segment, (ii) Good Technology, Inc. by the Mobile Devices segment, (iii) Netopia, Inc. by the Connected Home Solutions segment, and (iv) Tut Systems, Inc. by the Connected Home Solutions segment, for an aggregate of approximately $4.2 billion in net cash, reflecting an aggregate of approximately $4.6 billion of cash spent less an aggregate of approximately $400 million of cash acquired in the acquisitions. In the first quarter of 2006, the Company acquired Kreatel Communication AB by the Connected Home Solutions business for approximately $108 million.

•	121 Million Shares of Motorola Common Stock Repurchased for $2.4 Billion: During the first quarter of 2007, the Company spent $2.4 billion to repurchase 121 million of its common shares, including 102.4 million shares received to date pursuant to a $2.0 billion accelerated stock repurchase agreement entered into in March 2007. In the first quarter of 2006, the Company repurchased 37 million common shares at a cost of $815 million.

Net sales for each of our segments were as follows:

•	In Mobile Devices: Net sales were $5.4 billion in the first quarter of 2007, a decrease of $991 million, or 15%, compared to the first quarter of 2006, primarily driven by a 2% decrease in unit shipments and a 14% decrease in average selling price (“ASP”). These results reflect a change in Mobile Devices’ business strategy to rebalance its market share and profitability objectives and place a greater emphasis on improved profitability. Mobile Devices was also negatively affected by a difficult pricing environment, particularly for low-tier products, and the segment’s limited portfolio of 3G products.

•	In Networks and Enterprise: Net sales were $3.0 billion in the first quarter of 2007, an increase of $494 million, or 20%, compared to the first quarter of 2006. This increase was primarily driven by higher net sales in the private networks market due to the acquisition of Symbol, as well as higher net sales in the public safety market, partially offset by a decrease in net sales in the public networks market.

•	In Connected Home Solutions: Net sales were $1.0 billion in the first quarter of 2007, an increase of $304 million, or 42%, compared to the first quarter of 2006, reflecting a 139% increase in shipments of digital entertainment devices, driven by increased demand for digital and HD/DVR set-top boxes.

Looking Forward

We are strongly committed to quality, an unrelenting focus on innovation and profitable market share growth across all of our businesses. As a thought leader in digital convergence, we are focused on our vision of seamless mobility, as the boundaries between the home, work, and leisure activities continue to dissolve. Seamless mobility will deliver compelling, rich experiences wherever consumers go in whatever consumers do.

Our goal is to continue to grow our Networks and Enterprise business consistently and profitably. We are continuing to develop next-generation products and solutions for our government and public safety customers. We are focusing on growing our enterprise mobility business now that we have completed the acquisition of Symbol. We are investing to be the leading infrastructure provider of WiMAX, a next-generation wireless broadband technology, and we expect the WiMAX market to begin to materialize in 2008 as several WiMAX networks come on-line.

In our Connected Home business, we are continuing to focus on expanding our leadership position in broadband connected home products and services in North America while capitalizing on markets outside of North America. We are

*	Net Cash = Cash and cash equivalents + Sigma Funds + Short-term investments—Notes payable and current portion of long-term debt—Long-term Debt

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
continuing to capitalize on the convergence of services and applications across delivery platforms within the home and across mobile devices.

In our Mobile Device business, we are executing on a comprehensive plan to improve this business’s performance. We are taking aggressive actions to improve its performance, including:

•	streamlining our product portfolio;
•	continuing to implement previously announced workforce reduction initiatives;
•	further implementing our strategy to utilize alternate source silicon providers;
•	continuing to introduce more devices based on Linux/JavaTM; and
•	rationalizing the business’s product pricing structure and distribution strategy.

Motorola conducts business in highly-competitive markets, facing new and established competitors. We face technological and other industry challenges in developing seamless mobility products. Full digital convergence will require technological advancements and significant investment in research and development of new, technologically advanced products with complex processes requiring high levels of innovation, as well as accurate anticipation of technological and market trends. We are focused on improving the quality of our products, enhancing our supply chain to ensure that we can meet customer demand and improving efficiency. Despite the number of challenges we are facing, we believe our seamless mobility strategy together with our compelling products will result in renewed success.

Results of Operations

	Three Months Ended
	March 31,		April 1,
(Dollars in millions, except per share amounts)	2007	% of Sales	2006	% of Sales

Net sales	$9,433		$9,608
Costs of sales	6,979	74.0%	6,677	69.5%

Gross margin	2,454	26.0%	2,931	30.5%

Selling, general and administrative expenses	1,313	13.9%	1,069	11.1%
Research and development expenditures	1,117	11.8%	964	10.0%
Other charges (income)	390	4.2%	49	0.6%

Operating earnings (loss)	(366)	(3.9)%	849	8.8%

Other income (expense):
Interest income, net	41	0.4%	67	0.7%
Gains (loss) on sales of investments and businesses, net	(1)	(0.0)%	151	1.6%
Other	(1)	(0.0)%	(19)	(0.2)%

Total other income	39	0.4%	199	2.1%

Earnings (loss) from continuing operations before income taxes	(327)	(3.5)%	1,048	10.9%
Income tax expense (benefit)	(109)	(1.2)%	392	4.1%

Earnings (loss) from continuing operations	(218)	(2.3)%	656	6.8%
Earnings from discontinued operations, net of tax	37	0.4%	30	0.3%

Net earnings (loss)	$(181)	(1.9)%	$686	7.1%

Earnings (loss) per diluted common share:
Continuing operations	$(0.09)		$0.26
Discontinued operations	0.01		0.01

	$(0.08)		$0.27

Results of Operations—Three months ended March 31, 2007 compared to three months ended April 1, 2006

Net Sales

Net sales were $9.4 billion in the first quarter of 2007, down 2% compared to net sales of $9.6 billion in the first quarter of 2006. The decrease in net sales reflects a $991 million decrease in sales in the Mobile Devices segment, partially offset by: (i) a $494 million increase in sales in the Networks and Enterprise segment, and (ii) a $304 million

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase in sales in the Connected Home Solutions segment. The decrease in net sales in the Mobile Devices segment was primarily driven by a 2% decrease in unit shipments and a 14% decrease in average selling price (“ASP”). The increase in net sales in the Networks and Enterprise segment was primarily driven by higher net sales in the private networks market due to the acquisition of Symbol, as well as higher net sales in the public safety market, partially offset by a decrease in net sales in the public networks market. The increase in net sales in the Connected Home Solutions segment was primarily driven by a 139% increase in shipments of digital entertainment devices driven by increased demand for digital and HD/DVR set-top boxes.

Gross Margin

Gross margin was $2.5 billion, or 26.0% of net sales, in the first quarter of 2007, compared to $2.9 billion, or 30.5% of net sales, in the first quarter of 2006. The decrease in gross margin reflects a large decrease in gross margin in the Mobile Devices segment, partially offset by increases in gross margin in the Networks and Enterprise and Connected Home Solutions segments. The decrease in gross margin in the Mobile Devices segment was primarily due to the 15% decrease in net sales and an unfavorable shift in product mix, partially offset by savings from supply chain cost-reduction initiatives. The increase in gross margin in the Networks and Enterprise segment was primarily due to the 20% increase in net sales, partially offset by an inventory-related charge in connection with the acquisition of Symbol. The increase in gross margin in the Connected Home Solutions segment was primarily due to the 42% increase in net sales.

Gross margin as a percentage of net sales decreased in the first quarter of 2007 compared to the first quarter of 2006, primarily driven by decreases in the Mobile Devices and Networks and Enterprise segments, partially offset by an increase in the Connected Home Solutions segment. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 23% to $1.3 billion, or 13.9% of net sales, in the first quarter of 2007, compared to $1.1 billion, or 11.1% of net sales, in the first quarter of 2006. All three of the Company’s operating segments had higher SG&A expenses in the first quarter of 2007 compared to the first quarter of 2006. This increase was primarily driven by: (i) increased selling and sales support expenses in the Networks and Enterprise segment due to the acquisition of Symbol, and (ii) increased selling and marketing expenses in the Mobile Devices segment to promote brand awareness. SG&A expenses as a percentage of net sales increased in the Networks and Enterprise and Mobile Devices segments and decreased in the Connected Home Solutions segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures increased 16% to $1.1 billion, or 11.8% of net sales, in the first quarter of 2007, compared to $964 million, or 10.0% of net sales, in the first quarter of 2006. The Mobile Devices and Connected Home Solutions segments had higher R&D expenditures in the first quarter of 2007 compared to the first quarter of 2006, primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. R&D expenditures as a percentage of net sales increased in the Mobile Devices segment and decreased in the Networks and Enterprise and Connected Home Solutions segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges (Income)

The Company recorded net charges of $390 million in Other charges (income) in the first quarter of 2007, compared to net charges of $49 million in the first quarter of 2006. The charges in the first quarter of 2007 include: (i) $115 million of net charges for the settlement of a class action lawsuit relating to Telsim, (ii) $95 million of charges relating to the amortization of intangibles, (iii) $95 million of in-process research and development charges (“IPR&D”) relating to the acquisition of Symbol, and (iv) $85 million of net reorganization of business charges included in Other charges. The net charge of $49 million in the first quarter of 2006 consisted of: (i) $30 million of net reorganization of business charges, and (ii) $19 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $41 million in the first quarter of 2007, compared to net interest income of $67 million in the first quarter of 2006. Net interest income in the first quarter of 2007 included interest income of $134 million, partially offset by interest expense of $93 million. Net interest income in the first quarter of 2006 included interest income of $148 million, partially offset by interest expense of $81 million. The decrease in interest income is attributed to the $6.3 billion decrease in cash, cash equivalents and Sigma Funds balances, as compared to these balances at the end of the first quarter of 2006, partially offset by higher interest rates.

Gains (Loss) on Sales of Investments and Businesses

Losses on sales of investments and businesses were $1 million in the first quarter of 2007, compared to gains of $151 million in the first quarter of 2006. In the first quarter of 2007, the net loss relates to a number of small investments. In the first quarter of 2006, the net gains were primarily related to a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation.

Other

Charges classified as Other, as presented in Other income (expense), were $1 million in the first quarter of 2007, compared to net charges of $19 million in the first quarter of 2006. The net charges in the first quarter of 2007 were primarily comprised of $19 million of investment impairment charges, partially offset by $15 million of foreign currency gains. The net charge of $19 million in the first quarter of 2006 was primarily comprised of: (i) a $33 million loss on a zero-cost collar derivative relating to the Company’s shares of Sprint Nextel Corporation (the “Sprint Nextel Derivative”), and (ii) $6 million of investment impairment charges, partially offset by $21 million foreign currency translation gains.

Effective Tax Rate

The effective tax rate was 33% in first quarter of 2007, representing a $109 million net tax benefit, compared to 37% in the first quarter of 2006, representing a $392 million net tax expense. During the first quarter of 2007, the Company recorded: (i) a non-deductible IPR&D charge of $95 million relating to its acquisition of Symbol, (ii) a $34 million net tax benefit relating to $78 million of net restructuring charges, (iii) a $43 million tax benefit relating to a $115 million net charge for a legal settlement, and (iv) a $16 million net tax benefit relating to period items. Similarly, in the first quarter of 2006, the Company recorded: (i) $57 million of tax expense attributable to $151 million of gains on the sale of investments, and (ii) $15 million in tax benefits associated with $71 million of supply-chain restructuring charges.

Earnings (Loss) from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $327 million in the first quarter of 2007, compared with earnings from continuing operations before income taxes of $1.0 billion in the first quarter of 2006. After taxes, the Company incurred a net loss from continuing operations of $218 million, or $0.09 per diluted share, in the first quarter of 2007, compared with earnings from continuing operations of $656 million, or $0.26 per diluted share, in the first quarter of 2006.

The decrease in earnings (loss) from continuing operations before income taxes in the first quarter of 2007 compared to the first quarter of 2006 is primarily attributed to: (i) a $477 million decrease in gross margin, driven by the large decrease in gross margin in the Mobile Devices segment, partially offset by increases in gross margin in the Networks and Enterprise and Connected Home Solutions segments, (ii) a $341 million increase in Other charges (income), (iii) a $244 million increase in SG&A expenses, (iv) a $153 million increase in R&D expenditures, (v) a $152 million decrease in gains on the sale of investments and businesses, and (vi) a $26 million decrease in net interest income, partially offset by an $18 million decrease in charges classified as Other, as presented in Other income (expense).

Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer severance benefits to eligible employees based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
reduction-in-force has qualified for severance benefits under the Severance Plan and, therefore, such benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 112, “Accounting for Postemployment Benefits” (“SFAS 112”). Under the provisions of SFAS 112, the Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

The Company expects to realize cost-saving benefits of approximately $84 million during the remaining nine months of 2007 from the plans that were initiated during the first quarter of 2007, representing $13 million of savings in Costs of sales, $57 million of savings in R&D expenditures, and $14 million of savings in SG&A expenditures. Beyond 2007, the Company expects the reorganization plans initiated during the first quarter of 2007 to provide annualized cost savings of approximately $156 million, representing $35 million of savings in Cost of sales, $96 million of savings in R&D expenditures, and $25 million of savings in SG&A expenditures.

2007 Charges

During the first quarter of 2007, the Company committed to implement various productivity improvement plans aimed principally at reducing costs in its supply-chain activities, as well as reducing other operating expenses, primarily relating to engineering and development costs. During the first quarter of 2007, the Company recorded net reorganization of business charges of $78 million, including $7 million of reversals in Costs of sales and $85 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $78 million are charges of $109 million for employee separation costs and $5 million for exit costs, partially offset by $36 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by segment:

March 31,
Three Months Ended	2007

Mobile Devices	$29
Networks and Enterprise	71
Connected Home Solutions	(29)

71
General Corporate	7

$78

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to March 31, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	March 31,
	2007	Charges	Adjustments	Used	2007

Exit costs—lease terminations	$54	$5	$2	$(15)	$46
Employee separation costs	104	109	(34)	(44)	135

	$158	$114	$(32)	$(59)	$181

(1)	Includes translation adjustments.
(2)	Includes accruals assumed through business acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exit Costs—Lease Terminations

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $5 million are primarily related to the planned exit of certain manufacturing activities in Ireland by the Networks and Enterprise segment. The 2007 adjustments of $2 million represent accruals for exit costs assumed through business acquisitions. The $15 million used in 2007 reflects cash payments. The remaining accrual of $46 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at March 31, 2007, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $109 million represent severance costs for approximately an additional 2,000 employees, of which 600 are direct employees and 1,400 are indirect employees.

The adjustments of $34 million reflect $36 million of reversals of accruals no longer needed, partially offset by $2 million of accruals for severance plans assumed through business acquisitions. The $36 million of reversals represent 1,000 employees, and primarily relates to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. The $2 million of accruals represents 300 employees assumed through business acquisitions.

During the first quarter of 2007, approximately 1,500 employees, of which 800 were direct employees and 700 were indirect employees, were separated from the Company. The $44 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $135 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at March 31, 2007, is expected to be paid to approximately 2,100 separated employees.

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

The following table displays the net charges incurred by segment:

April 1,
Three Months Ended	2006

Mobile Devices	$(1)
Networks and Enterprise	21
Connected Home Solutions	51

$71

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to April 1, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	April 1,
	2006	Charges	Adjustments	Used	2006

Exit costs—lease terminations	$50	$—	$(6)	$(4)	$40
Employee separation costs	53	72	(2)	(29)	94

	$103	$72	$(8)	$(33)	$134

(1)	Includes translation adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exit Costs—Lease Terminations

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 adjustments of $6 million represent reversals of accruals no longer needed. The $4 million used in 2006 reflects cash payments. The remaining accrual of $40 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 1, 2006, represents future cash payments for lease termination obligations.

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

During the three months ended April 1, 2006, approximately 1,200 employees, of which 900 were direct employees and 300 were indirect employees, were separated from the Company. The $29 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $94 million, is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at April 1, 2006, relating to 2,800 employees. Since that time, $47 million has been paid to approximately 1,500 separated employees and $43 million was reversed. The reversals were due to accruals no longer needed, primarily relating to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved, as described earlier under “2007 Charges”.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At March 31, 2007, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $2.7 billion, a decrease of $475 million compared to $3.2 billion at December 31, 2006. At March 31, 2007, $447 million of this amount was held in the U.S. and $2.3 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

Operating Activities

In the first quarter of 2007, the Company generated positive cash flow from operations of $8 million, compared to $710 million generated in the first quarter of 2006. The cash flow from operations in the first quarter of 2007 reflects: (i) a $1.1 billion decrease in accounts receivable, (ii) $170 million of cash inflow due to the changes in other assets and liabilities, (iii) a $146 million decrease in inventories, (iv) a $62 million decrease in other current assets, and (v) earnings from continuing operations (adjusted for non-cash items) of $6 million, largely offset by a $1.5 billion decrease in accounts payable and accrued liabilities.

Accounts Receivable:  The Company’s net accounts receivable were $6.8 billion at March 31, 2007, compared to $7.5 billion at December 31, 2006. The Company’s days sales outstanding (“DSO”), including net long-term receivables, was 65 days at March 31, 2007, compared to 58 days at December 31, 2006 and 53 days at April 1, 2006. The Company’s businesses sell their products in a variety of markets throughout the world. Payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

Inventory:  The Company’s net inventory was $3.3 billion at March 31, 2007 compared to $3.2 billion at December 31, 2006. The Company’s inventory turns were 8.5 at March 31, 2007, compared to 11.0 at December 31, 2006 and 10.0 at April 1, 2006. Inventory turns were calculated using an annualized rolling three months of cost of sales

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
method. The increase in inventory levels and significant decrease in inventory turns reflect: (i) lower than expected sales volumes in the Mobile Devices business, and (ii) increased inventory as a result of acquisitions during the quarter. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Reorganization of Business:  The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with these plans were $59 million in the first quarter of 2007, as compared to $33 million in the first quarter of 2006. Of the $181 million reorganization of businesses accruals at March 31, 2007, $135 million relates to employee separation costs and is expected to be paid in 2007. The remaining $46 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Benefit Plan Contributions:  The Company expects to make cash contributions totaling approximately $280 million to all of its U.S. pension plans and $120 million to all of its non-U.S. pension plans during 2007. The Company also expects to make cash contributions totaling approximately $24 million to its postretirement healthcare fund during 2007. During the first quarter of 2007, the Company contributed $2 million and $8 million to its U.S. pension plans and non-U.S. pension plans, respectively. Subsequent to quarter end, the Company contributed $68 million and $6 million to its U.S. pension plans and postretirement healthcare fund, respectively.

Investing Activities

The most significant components of the Company’s investing activities during the first quarter of 2007 include: (i) proceeds from sales of Sigma Funds investments, (ii) strategic acquisitions of, or investments in, other companies, (iii) purchases of short term investments, and (iv) capital expenditures.

Net cash provided by investing activities was $2.1 billion for the first quarter of 2007, as compared to net cash provided of $538 million in the first quarter of 2006. The $1.6 billion increase in cash provided by investing activities in the first quarter of 2007, compared to the first quarter of 2006, was primarily due to: (i) a $6.2 billion increase in cash received from the sale of Sigma Funds investments, (ii) a $39 million increase in proceeds received from the disposition of property, plant and equipment, and (iii) a $28 million decrease in capital expenditures, partially offset by: (i) a $4.0 billion increase in cash used for acquisitions and investments, (ii) a $535 million increase in purchases of short-term investments, and (iii) a $169 million decrease in proceeds from the sales of investments and businesses.

Sigma Funds:  The Company and its wholly-owned subsidiaries invest most of their excess cash in two funds (the “Sigma Funds”), which are funds similar to a money market fund. The Company received $6.8 billion in net cash from proceeds from the sale of Sigma Funds investments in the first quarter of 2007, compared to $607 million in the first quarter of 2006. The Sigma Funds balance was $5.4 billion at March 31, 2007, compared to $12.2 billion at December 31, 2006. At March 31, 2007, $2.4 billion of the Sigma Funds investments were held in the U.S. and $3.0 billion were held by the Company or its subsidiaries in other countries.

The Sigma Funds portfolios are managed by four major outside investment management firms and include investments in high quality (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Funds investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the funds must be 120 days or less with the actual average maturity of the investments being 53 days at both March 31, 2007 and December 31, 2006. Certain investments with maturities beyond one year have been classified as short-term based on their highly-liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

Strategic Acquisitions and Investments:  The Company used cash for acquisitions and new investment activities of $4.1 billion in the first quarter of 2007, compared to $141 million in the first quarter of 2006. During the first quarter of 2007, the Company completed four strategic acquisitions for an aggregate of approximately $4.2 billion in net cash, including the acquisitions of: (i) Symbol Technologies, Inc. by the Networks and Enterprise segment in January 2007 for approximately $3.5 billion, (ii) Good Technology, Inc. by the Mobile Devices segment in January 2007 for approximately $438 million, (iii) Netopia, Inc. by the Connected Home Solutions segment in February 2007 for approximately

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$183 million, and (iv) Tut Systems, Inc. by the Connected Home Solutions segment in March 2007. The largest component of the $141 million in cash used during the first quarter of 2006 was $108 million for the acquisition of Kreatel Communications AB, a leading developer of innovative IP based digital set-top boxes, by the Connected Home Solutions segment.

Short-Term Investments:  At March 31, 2007, the Company had $801 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $224 million of short-term investments at December 31, 2006.

Capital Expenditures:  Capital expenditures in the first quarter of 2007 were $92 million, compared to $120 million in the first quarter of 2006. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $50 million in proceeds from the sales of investments and businesses in the first quarter of 2007, compared to proceeds of $219 million in the first quarter of 2006. The $50 million in proceeds in the first quarter of 2007 were primarily comprised of $39 million of net proceeds received in connection with the prior sale of the automotive electronics business upon the satisfaction of certain regulatory and other customary closing conditions. The $219 million in proceeds in the first quarter of 2006 were primarily comprised of $175 million from the sale of the Company’s remaining shares in Telus Corporation.

Available-For-Sale Securities:  In addition to available cash and cash equivalents, Sigma Funds and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At March 31, 2007, the Company’s available-for-sale securities portfolio had an approximate fair market value of $457 million, which represented a cost basis of $360 million and a net unrealized gain of $97 million. At December 31, 2006, the Company’s available-for-sale securities portfolio had an approximate fair market value of $130 million, which represented a cost basis of $70 million and a net unrealized gain of $60 million.

Financing Activities

The most significant components of the Company’s financing activities are: (i) purchases of the Company’s common stock under its share repurchase program, (ii) repayment of debt, (iii) the payment of dividends, (iv) net proceeds from (or repayment of) commercial paper and short-term borrowings, and (v) proceeds from the issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan.

Net cash used for financing activities was $2.5 billion in the first quarter of 2007, compared to $827 million used in the first quarter of 2006. Cash used for financing activities in the first quarter of 2007 was primarily: (i) $2.4 billion of cash used for the purchase of approximately 121 million shares of the Company’s common stock under the share repurchase program, (ii) $163 million of cash used for the repayment of debt (including $45 million of debt of acquired entities repaid in connection with acquisitions completed during the first quarter of 2007), and (iii) $119 million of cash used to pay dividends, partially offset by proceeds of: (i) $59 million in net cash proceeds from commercial paper and short-term borrowings, (ii) $46 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, and (iii) $8 million in excess tax benefits from stock-based compensation.

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

Short-term Debt:  At March 31, 2007, the Company’s outstanding notes payable and current portion of long-term debt was $1.8 billion, compared to $1.7 billion at December 31, 2006. During the first quarter of 2007, $114 million of 6.50% Senior Notes due March 1, 2008 (the “2008 6.50% Notes”) were reclassified to the current portion of long-term debt. Net cash proceeds from commercial paper and short-term borrowings were $59 million in the first quarter of 2007, compared to net cash received of $22 million in the first quarter of 2006. At March 31, 2007 the Company had

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$299 million of outstanding commercial paper, compared to $300 million at December 31, 2006. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2007.

Long-term Debt:  At March 31, 2007 the Company had outstanding long-term debt of $2.6 billion compared to $2.7 billion outstanding at December 31, 2006. The change can be primarily attributed to the reclassification of the $114 million of 2008 6.50% Notes to the current portion of long-term debt. Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Redemptions and Repurchases of Outstanding Debt Securities:  In January 2007, the Company repaid, at maturity, all $118 million aggregate principal amount outstanding of its 7.6% Notes due January 1, 2007.

Share Repurchase Program:  In July 2006, the Board of Directors authorized the Company to repurchase up to $4.5 billion of its outstanding shares of common stock over a period of up to 36 months ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”). In March 2007, the Company announced that the Board of Directors had authorized a $3.0 billion increase in the 2006 Stock Repurchase Program, over the same timeframe. This brings the current authorized share repurchase program to $7.5 billion.

In March 2007, the Company announced that it had entered into an accelerated stock buyback agreement to repurchase $2.0 billion of its outstanding shares of common stock (the “March 2007 ASB”). In connection with the March 2007 ASB, the Company received 68 million shares during the first quarter of 2007 and an additional 34.4 million shares in early April. The 102.4 million shares received to date represents the minimum number of shares to be received under the March 2007 ASB. The number of additional shares the Company may receive over the remaining term of the March 2007 ASB, which expires in the fourth quarter of 2007, will generally be based upon the volume-weighted average price of the Company’s common stock during that term, subject to the collar provisions that establish the minimum and maximum number of shares.

During the first quarter of 2007, the Company spent an aggregate of $2.4 billion, including transaction costs, to repurchase approximately 121 million common shares (including the 102.4 million shares received to date under the March 2007 ASB) at an average price of $19.41.

Since announcing its first share repurchase program in May 2005, the Company has repurchased a total of 335 million common shares at an aggregate cost of $7.1 billion, including transaction costs. As of March 31, 2007, the Company had authorization for approximately $4.4 billion of future share repurchases under the 2006 Stock Repurchase Program. All repurchased shares have been retired.

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

Name of			Commercial	Date of
Agency	Rating	Outlook	Paper	Last Action	Last Action Taken

Fitch	BBB+	negative	F-2	March 22, 2007	Downgraded long-term debt to BBB+ (negative outlook), from A- (stable outlook); Downgraded commercial paper to F-2 from F-1

Moody’s	Baa1	stable	P-2	March 22, 2007	Changed outlook to stable from positive

S&P	A−	negative	A-2	March 22, 2007	Changed outlook to negative from stable; Downgraded commercial paper to A-2 from A-1

The Company’s debt ratings are considered “investment grade.” If the Company’s senior long-term debt were rated lower than “BBB−” by S&P or Fitch or “Baa3” by Moody’s (which would be a decline of three levels from current Fitch and Moody’s ratings), the Company’s long-term debt would no longer be considered “investment grade.” If this were to occur, the terms on which the Company could borrow money would become more onerous. The Company would also have to pay higher fees related to its domestic revolving credit facility. The Company has never borrowed under its domestic revolving credit facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to have access to the commercial paper and long-term debt markets. The Company has generally maintained commercial paper balances of between $300 million and $400 million for the past four years.

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

Credit Facilities

At March 31, 2007, the Company’s total domestic and non-U.S. credit facilities totaled $4.1 billion, of which $263 million was considered utilized. These facilities are principally comprised of: (i) a $2.0 billion five-year revolving domestic credit facility maturing in December 2011 (the “5-Year Credit Facility”) which is not utilized, and (ii) $2.1 billion of non-U.S. credit facilities (of which $263 million was considered utilized at March 31, 2007). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Funds balances and other sources of liquidity, are generally available to support outstanding commercial paper, which was $299 million at March 31, 2007.

In order to borrow funds under the 5-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 5-Year Credit Facility include a covenant relating to the ratio of total debt to EBITDA. The Company was in compliance with the terms of the 5-Year Credit Facility at March 31, 2007. The Company has never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.

Customer Financing Commitments and Guarantees

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third parties totaling $376 million at March 31, 2007, compared to $398 million at December 31, 2006. Of these amounts, $209 million was supported by letters of credit or by bank commitments to purchase receivables at March 31, 2007, compared to $262 million at December 31, 2006.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $111 million at March 31, 2007, compared to $122 million at December 31, 2006 (including $19 million at both March 31, 2007 and December 31, 2006 relating to the sale of short-term receivables). Customer financing guarantees outstanding were $66 million at March 31, 2007, compared to $47 million at December 31, 2006 (including $1 million and $2 million, respectively, relating to the sale of short-term receivables).

Customer Financing Arrangements

Outstanding Finance Receivables:  The Company had net finance receivables of $167 million at March 31, 2007, compared to $269 million at December 31, 2006 (net of allowances for losses of $9 million at March 31, 2007 and $10 million at December 31, 2006). These finance receivables are generally interest bearing, with rates ranging from 4% to 11%. Interest income recognized on finance receivables was $2 million for both the three months ended March 31, 2007 and April 1, 2006.

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

In the aggregate, at both March 31, 2007 and December 31, 2006, these committed facilities provided for up to $1.3 billion to be outstanding with the third parties at any time. As of March 31, 2007, $612 million of these committed facilities were utilized, compared to $817 million utilized at December 31, 2006. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables, primarily short-term, sold by the Company were $1.5 billion in the first quarter of 2007, compared to $1.2 billion, primarily short-term, sold in the first quarter of 2006. As of March 31, 2007, there were $1.2 billion of sold receivables for which the Company retained servicing obligations (including $919 million of short-term receivables), compared to $1.1 billion outstanding at December 31, 2006 (including $789 million of short-term receivables).

Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $19 million at both March 31, 2007 and December 31, 2006. Reserves of $3 million and $4 million were recorded for potential losses on sold receivables at March 31, 2007 and December 31, 2006, respectively.

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

Legal Matters:  The Company has several lawsuits filed against it relating to the Iridium program, as further described under “Part II, Item 1: Legal Proceedings” of this document. The Company has not reserved for any potential liability that may arise as a result of litigation related to the Iridium program. While the still pending cases are in various stages and the outcomes are not predictable, an unfavorable outcome of one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

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

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended March 31, 2007 and April 1, 2006 as detailed in Note 8, “Segment Information,” of the Company’s condensed consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. For the first quarter of 2007, the segment’s net sales represented 57% of the Company’s consolidated net sales, compared to 67% for the first quarter of 2006.

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2007	2006	% Change

Segment net sales	$5,412	$6,403	(15)%
Operating earnings (loss)	(260)	702	***

***	Percentage change not meaningful.

Three months ended March 31, 2007 compared to three months ended April 1, 2006

In the first quarter of 2007, the segment’s net sales were $5.4 billion, a decrease of 15% compared to net sales of $6.4 billion in the first quarter of 2006. The 15% decrease in net sales was driven by a 2% decrease in unit shipments and a 14% decrease in average selling price (“ASP”). These results reflect a change in Mobile Devices’ business strategy to rebalance its market share and profitability objectives and place a greater emphasis on improved profitability. Mobile Devices was also negatively affected by a difficult pricing environment, particularly for low-tier products, and the segment’s limited portfolio of 3G products. On a product technology basis, net sales of products for GSM and iDEN technologies decreased and net sales of products for CDMA and UMTS technologies increased. On a geographic basis, net sales decreased in EMEAI (defined as countries in Europe, the Middle East, Africa, and India), Asia Pacific and North America, and increased in Latin America.

The segment incurred an operating loss of $260 million in the first quarter of 2007, compared to operating earnings of $702 million in the first quarter of 2006. The operating loss was primarily due to: (i) the decrease in gross margin, primarily due to the 15% decline in net sales, and (ii) an unfavorable shift in product mix, partially offset by savings from supply chain cost-reduction initiatives. Also contributing to the decrease in operating earnings were increases in: (i) research and development (“R&D”) expenditures, as a result of an increase in developmental engineering for new products and software, as well as ongoing investment in next-generation technologies, (ii) selling, general and administrative (“SG&A”) expenses, primarily driven by an increase in selling and marketing expenses to promote brand awareness, and (iii) reorganization of business charges, relating to employee severance costs. As a percentage of net sales in the first quarter of 2007 as compared to the first quarter of 2006, gross margin decreased and both R&D expenditures and SG&A expenses increased, contributing to the negative operating margin.

The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth.

Unit shipments in the first quarter of 2007 were 45.4 million units, a 2% decrease compared to shipments of 46.1 million units in the first quarter of 2006. Despite the decrease in the segment’s unit shipments, the segment believes it remained the second-largest supplier of wireless devices with an estimated worldwide market share of 17% in the first quarter of 2007, a decrease of approximately 3 percentage points versus the first quarter of 2006 and a decrease of approximately 6 percentage points versus the fourth quarter of 2006.

In the first quarter of 2007, ASP decreased approximately 14% compared to the first quarter of 2006 and remained relatively flat compared to the fourth quarter of 2006. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

During the first quarter of 2007, the segment completed the acquisition of Good Technology, Inc., a leader in enterprise mobile computing software and service, to extend the segment’s mobile computing capabilities while also increasing the segment’s client base.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Networks and Enterprise Segment

The Networks and Enterprise segment designs, manufactures, sells, installs and services: (i) analog and digital two-way radio, voice and data communications products and systems, wireless broadband systems, and end-to-end enterprise mobility solutions, to a wide range of public safety, government, utility, transportation and other worldwide enterprise markets (referred to as the “private networks” market), and (ii) cellular infrastructure systems and wireless broadband systems to public carriers and other wireless service providers (referred to as the “public networks” market). On January 9, 2007, the segment completed the acquisition of Symbol Technologies, Inc. (“Symbol”). Symbol has become the cornerstone of the segment’s growing enterprise mobility business. For the first quarter of 2007, the segment’s net sales represented 32% of the Company’s consolidated net sales, compared to 26% for the first quarter of 2006.

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2007	2006	% Change

Segment net sales	$3,014	$2,520	20%
Operating earnings	183	307	(40)%

Three months ended March 31, 2007 compared to three months ended April 1, 2006

In the first quarter of 2007, the segment’s net sales increased 20% to $3.0 billion, compared to $2.5 billion in the first quarter of 2006. The 20% increase in net sales was driven by higher net sales in the private networks market, primarily due to higher net sales in the enterprise mobility market due to the acquisition of Symbol, as well as increased worldwide demand for enhanced mission critical communications in the public safety market. These increases in net sales were partially offset by a decrease in net sales in the public networks market, primarily due to reduced demand for iDEN infrastructure equipment, as well as competitive pricing in the market for GSM infrastructure equipment. On a geographic basis, net sales for the segment increased in all regions. Net sales in the private networks market increased in all regions. In the public networks market, net sales decreased in North America, due to lower demand for iDEN infrastructure equipment, and in both Asia and the Europe, Middle East and Africa region (“EMEA”), due to competitive pricing in the market for GSM infrastructure equipment.

The segment reported operating earnings of $183 million in the first quarter of 2007, compared to operating earnings of $307 million in the first quarter of 2006. The decrease in operating earnings was primarily due to: (i) an inventory-related charge in connection with the acquisition of Symbol, (ii) an increase in reorganization of business charges, primarily relating to employee severance costs, (iii) an increase in SG&A expenses, primarily due to selling and sales support expenses associated with Symbol operations, (iv) competitive pricing in the market for GSM infrastructure equipment, and (v) lower demand for iDEN infrastructure equipment in North America, partially offset by the 20% increase in net sales. As a percentage of net sales in the first quarter of 2007 as compared to the first quarter of 2006, gross margin decreased, SG&A expenses increased, and R&D expenditures decreased, contributing to the decrease in operating margin. The segment’s gross margin percentages differ among its services, software and equipment products. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period.

On January 9, 2007, the segment completed the acquisition of Symbol, a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions. Symbol’s offerings feature rugged mobile computing, advanced data capture, radio frequency identification (“RFID”), wireless infrastructure and mobility management. Symbol has become the cornerstone of the segment’s strategy to enable the mobile enterprise within the private networks market. Key elements in the segment’s enterprise mobility strategy include offering a comprehensive portfolio of products and services to help businesses: (i) streamline their supply chains, (ii) improve customer service in the field, (iii) increase data collection accuracy, and (iv) enhance worker productivity. Results of operations of Symbol have been included in the segment’s results since the acquisition date.

Connected Home Solutions Segment

The Connected Home Solutions segment designs, manufactures, sells and services: (i) cable television, Internet Protocol (“IP”) video and broadcast network set-top boxes (“digital entertainment devices”), (ii) end-to-end digital video system solutions, (iii) broadband access networks, and (iv) voice and data modems for digital subscriber line (“DSL”) and

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
cable networks (“broadband gateways”). For the first quarter of 2007, the segment’s net sales represented 11% of the Company’s consolidated net sales, compared to 8% for the first quarter of 2006.

	Three Months Ended
	March 31,	April 1,
(Dollars in millions)	2007	2006	% Change

Segment net sales	$1,036	$732	42%
Operating earnings (loss)	142	(4)	***

***	Percentage change not meaningful.

Three months ended March 31, 2007 compared to three months ended April 1, 2006

In the first quarter of 2007, the segment’s net sales increased 42% to $1.0 billion, compared to $732 million in the first quarter of 2006. The 42% increase in net sales was reflective of a 139% increase in shipments of digital entertainment devices, driven by increased demand for digital and HD/DVR set-top boxes. Net sales increased in all regions. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 83% of the segment’s total net sales in the first quarter of 2007, compared to 84% in the first quarter of 2006.

The segment reported operating earnings of $142 million in the first quarter of 2007, compared to an operating loss of $4 million in the first quarter of 2006. The substantial increase in operating earnings was primarily due to the increase in gross margin, driven primarily by the 42% increase in net sales and the reversal of reorganization of business accruals recorded in 2006 relating to employee severance which are no longer needed, partially offset by: (i) an increase in R&D expenditures, primarily related to developmental engineering expenditures, and (ii) an increase in SG&A expenses, primarily due to increased selling and sales support expenses associated with the increase in net sales. As a percentage of net sales in the first quarter of 2007 as compared to the first quarter of 2006, gross margin increased and both R&D expenditures and SG&A expenses decreased, contributing to the increase in operating margin.

In the first quarter of 2007, net sales of digital entertainment devices increased 53% compared to the first quarter of 2006. Unit shipments of digital entertainment devices increased by 139% to 4.9 million, while ASPs decreased due to a product mix shift towards all-digital set-top boxes. The increase in unit shipments occurred across all product categories of digital entertainment devices, but was particularly driven by an increase in demand for digital and HD/DVR set-top boxes. The segment continues to be the worldwide leader in market share for digital cable set-top boxes. After the end of the first quarter of 2007, the segment began shipping digital cable set-top boxes that support the Federal Communications Commission (“FCC”)–mandated separable security requirement.

In the first quarter of 2007, net sales of broadband gateways increased 6%, compared to the first quarter of 2006. The increase in net sales was due to higher demand for voice modems, partially offset by decreased demand for data modems. The segment continues to be the worldwide leader in market share for broadband gateways.

During the first quarter of 2007, the segment completed the acquisitions of: (i) Netopia, Inc., a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, and (ii) Tut Systems, Inc., a leading developer of edge routing and video encoders. With these acquisitions, the segment now has end-to-end solutions for video, voice and data offerings. Subsequent to the end of the first quarter of 2007, the segment announced its intention to acquire Terayon Communication Systems, Inc., a provider of real-time digital video networking applications to cable, satellite and telecommunication service providers worldwide.

Significant Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

In the first quarter of 2007, there has been no change in the above critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. Among other things FIN 48 prescribes a “more-likely-than-not” threshold to the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The adoption of FIN 48 resulted in an increase in the opening balance of retained earnings of $27 million and additional paid in capital of $93 million. The adoption of FIN 48 has also caused the Company to reclassify unrecognized tax benefits of $877 million from Deferred income taxes to Other liabilities.

In June 2006, the FASB issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed pursuant to Accounting Principles Board Opinion No. 22. As of January 1, 2007, the Company has adopted pursuant to EITF 06-3 a policy that revenue-producing transactions are recorded on a net basis. The adoption of this policy has not changed the way the Company has historically recorded such taxes.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 has certain recognition and disclosure requirements which the Company adopted as of December 31, 2006. Additionally, SFAS 158 requires employers to measure defined benefit plan assets and obligations as of the date of the statement of financial position. This measurement date provision is effective for fiscal years ending after December 31, 2008. The Company is currently assessing the impact of the change in measurement date on the its consolidated financial statements.

In September 2006, the FASB issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967” based on the substance of the agreement with the employee. Under the provisions of these Statements, a liability should be accrued equal to the actuarial present value of the future death benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effects of applying

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EITF 06-4 may be reflected either as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or through retrospective application to all prior periods. The Company is currently assessing the impact of EITF 06-4 on its consolidated financial statements.

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

At March 31, 2007 and December 31, 2006, the Company had net outstanding foreign exchange contracts totaling $4.0 billion and $4.8 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations. The following table shows the five largest net foreign exchange contract positions as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
Buy (Sell)	2007	2006

Chinese Renminbi	$(1,462)	$(1,195)
Euro	(1,171)	(2,069)
Brazilian Real	(302)	(466)
Japanese Yen	238	143
British Pound	179	252

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have investment grade credit ratings, to fail to meet their obligations.

Interest Rate Risk

At March 31, 2007, the Company’s short-term debt consisted primarily of $299 million of commercial paper, priced at short-term interest rates. The Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays these outstanding interest rate swaps at March 31, 2007:

	Notional Amount	Underlying Debt
Date Executed	Hedged	Instrument

August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010

	$2,524

The weighted average short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 8.1% for the three months ended March 31, 2007. The fair value of the above interest rate swaps at March 31, 2007 and December 31, 2006, was $(36) million and $(47) million, respectively. Except as noted below, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at March 31, 2007 or December 31, 2006.

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

Additionally, effective December 31, 2006, one of the Company’s European subsidiaries entered into interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is floating based on 3-month EURIBOR plus a spread. The Interest Agreements change the characteristics of interest rate payments from short-term EURIBOR based variable payments to maximum fixed-rate payments. The Interest Agreements are not accounted for as part of a hedging relationship and accordingly the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreements for both March 31, 2007 and December 31, 2006 was $1 million. The weighted average fixed rate payments on these EURIBOR interest rate agreements was 6.1%.

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

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” on pages 16 through 24 of our 2006 Annual Report on Form 10-K and in “Item 1A. Risk Factors” on pages 43 and 44 of this Form 10-Q. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

Personal Injury Cases

Brower v. Motorola, Inc., et al., filed April 19, 2001, in the Superior Court of the State of California, County of San Diego, sought relief on behalf of an individual who had brain cancer. A first amended complaint was filed in Brower to add class allegations that defendants engaged in deceptive and misleading actions by falsely stating that cellular phones are safe and by failing to disclose studies that allegedly show cellular phones can cause harm. Brower sought injunctive relief, restitution, compensatory and punitive damages and disgorgement of profits. On April 4, 2007, plaintiffs filed a Notice of Motion to Dismiss the action voluntarily.

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

In March, 2001, the United States Bankruptcy Court for the Southern District of New York presiding over the Iridium bankruptcy proceeding approved a settlement between the unsecured creditors of the Iridium Debtors and the Iridium Debtors’ pre-petition secured lenders that created and funded a vehicle for pursuing litigation against Motorola. Motorola appealed the approval of the settlement, first to the United States District Court for the Southern District of New York and thereafter to the United States Court of Appeals for the Second Circuit. On March 5, 2007, the Court of Appeals vacated the District Court order approving the settlement and directed that the case be remanded to the Bankruptcy Court for further proceedings.

Telsim Class Action Securities Lawsuits

A purported class action lawsuit, Barry Family LP v. Carl F. Koenemann, was filed against the former chief financial officer of Motorola on December 24, 2002 in the United States District Court for the Southern District of New York,

alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In 2003, it was consolidated with a number of related cases as In re Motorola Securities Litigation in the United States District Court for the Northern District of Illinois (the “Illinois District Court”). The plaintiffs allege that the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), in connection with the sale of telecommunications equipment by Motorola as well as other related aspects of Motorola’s dealings with Telsim. On August 25, 2004, the Illinois District Court issued its decision on Motorola’s motion to dismiss, granting the motion in part and denying it in part. The court dismissed without prejudice the fraud claims against the individual defendants and denied the motion to dismiss as to Motorola. The plaintiffs chose not to file an amended complaint; therefore, the fraud claims against the individual defendants are dismissed. The court, however, declined to dismiss the plaintiffs’ claims that the individual defendants were “controlling persons of Motorola.” During 2005, the court certified the case as a class action. On April 12, 2007, the parties entered into a settlement agreement in regards to In re Motorola Securities Litigation, pursuant to which, upon final approval by the court, Motorola is obligated to pay $190 million to the class and all claims against Motorola by the class will be dismissed and released. The Company has recorded a net charge of $115 million for the legal settlement. Current estimated insurance recoveries amount to $75 million, including $50 million which has currently been tendered by certain insurance carriers and collection of the remaining $25 million from other insurance carriers deemed probable. In April 2007, Motorola commenced actions against the non-tendering insurance carriers.

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present”, and sought an unspecified amount of damages. On September 30, 2005, the district court dismissed the second amended complaint filed on October 15, 2004 (the “Howell Complaint”). Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs have intervened in the case, and have filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002.

Charter Communications Class Action Securities Litigation

On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri (“District Court”) against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Charter securities. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. On August 5, 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. As to Motorola, the amended complaint alleges a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5(a)-(c) promulgated thereunder relating to Charter securities and seeks an award of compensatory damages. The District Court issued a final judgment dismissing Motorola from the case which plaintiff appealed to the United States Court of Appeals for the Eighth Circuit (“Court of Appeals”). On April 11, 2006, the Court of Appeals affirmed the final judgment of the District Court dismissing Motorola from the case. On March 26, 2007, the United States Supreme Court granted certiorari in the case.

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

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 16 through 24 of the Company’s 2006 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K, the reader should also consider the following risk factor:

We face risks related to a Qualcomm/Broadcom dispute.

Motorola is a purchaser of CDMA EV-DO baseband processor chips and chipsets from Qualcomm Incorporated (“Qualcomm”). Qualcomm and Broadcom Corporation (“Broadcom”) are engaged in several patent-related legal actions, including a United States (“US”) International Trade Commission (“ITC”) case in which Broadcom is seeking an order banning, among other things, the importation into the US of Qualcomm’s EV-DO baseband processor chips and chipsets and certain “downstream” products containing them (such as certain Motorola CDMA handsets). An outcome adverse to Qualcomm in the ITC action that also extends a remedy to Motorola’s products that prohibit or make it more expensive to import our products into the US could have a negative impact on the segment’s performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a) Total Number		as Part of Publicly	May Yet be Purchased
	of Shares	(b) Average Price	Announced Plans or	Under the Plans or
Period	Purchased(1)(5)	Paid per Share(1)(2)	Programs(3)(4)(5)	Programs(3)(4)(5)

01/01/07 to 01/26/07	8,438,486	$19.07	8,433,445	$3,639,897,383
01/27/07 to 02/23/07	4,710,982	$19.29	4,708,252	$3,549,068,250
02/24/07 to 03/31/07	108,245,934	$19.48	108,236,015	$4,440,908,130

Total	121,395,402	$19.44	121,377,712

(1)	In addition to purchases under the 2006 Stock Repurchase Program (as defined below), included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 17,690 shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees.

(2)	Average price paid per share of stock repurchased under the 2006 Stock Repurchase Program is execution price, excluding commissions paid to brokers.

(3)	The Company announced on July 24, 2006, that its Board of Directors authorized the Company to repurchase up to $4.5 billion of its outstanding shares of common stock over a 36-month period ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”). On March 21, 2007, the Company announced that its Board of Directors authorized an increase in the aggregate size of the 2006 Stock Repurchase Program to $7.5 billion to be completed over the same time period.

(4)	The Company also announced on March 21, 2007, that it entered into an agreement to repurchase $2.0 billion of its outstanding shares of common stock, through an accelerated stock buyback agreement (“ASB”). Under the ASB, the Company immediately paid $2.0 billion and received an initial 68 million shares in March. In April, the Company received an additional 34.4 million shares under the ASB. The 102.4 million shares represents the minimum number of shares to be received under the ASB. The number of additional shares the Company may receive over the remaining term of the ASB, which expires in the fourth quarter of 2007, will generally be based upon the volume-weighted average price of the Company’s common stock during the term of the ASB, subject to collar provisions that establish the minimum and maximum number of shares.

(5)	The 34.4 million shares delivered under the ASB that were delivered in April, but paid for in March, have been reflected as March purchases.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits

Exhibit No.		Description

10.39		Employment Agreement between Thomas J. Meredith and Motorola, Inc. dated March 27, 2007 (incorporated by reference to Exhibit 10.39 to Motorola’s Report on Form 8-K filed on March 27, 2007 (File No. 1-7221)).
*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Thomas J. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Thomas J. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Steven J. Strobel
Steven J. Strobel
Senior Vice President and Corporate Controller
(Duly Authorized Officer and
Chief Accounting Officer of the Registrant)

Date: May 8, 2007

EXHIBIT INDEX

Exhibit No.		Description

10.39		Employment Agreement between Thomas J. Meredith and Motorola, Inc. dated March 27, 2007 (incorporated by reference to Exhibit 10.39 to Motorola’s Report on Form 8-K filed on March 27, 2007 (File No. 1-7221)).
*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Thomas J. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Thomas J. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith