Form 10-Q
period 2007-06-30
MOTOROLA INC
filed 2007-08-02
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2007
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

Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 30, 2007:

Class	Number of Shares

Common Stock; $3 Par Value	2,293,588,732

Part I — Financial Information
Motorola, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions, except per share amounts)	2007	2006	2007	2006

Net sales	$8,732	$10,820	$18,165	$20,452
Costs of sales	6,279	7,463	13,258	14,164

Gross margin	2,453	3,357	4,907	6,288

Selling, general and administrative expenses	1,296	1,154	2,609	2,223
Research and development expenditures	1,115	1,035	2,232	1,999
Other charges (income)	200	(354)	590	(305)

Operating earnings (loss)	(158)	1,522	(524)	2,371

Other income:
Interest income, net	32	70	73	137
Gains on sales of investments and businesses, net	5	5	4	156
Other	17	126	16	107

Total other income	54	201	93	400

Earnings (loss) from continuing operations before income taxes	(104)	1,723	(431)	2,771
Income tax expense (benefit)	(66)	374	(175)	766

Earnings (loss) from continuing operations	(38)	1,349	(256)	2,005
Earnings from discontinued operations, net of tax	10	35	47	65

Net earnings (loss)	$(28)	$1,384	$(209)	$2,070

Earnings (loss) per common share:
Basic:
Continuing operations	$(0.02)	$0.55	$(0.11)	$0.81
Discontinued operations	0.01	0.01	0.02	0.03

	$(0.01)	$0.56	$(0.09)	$0.84

Diluted:
Continuing operations	$(0.02)	$0.54	$(0.11)	$0.79
Discontinued operations	0.01	0.01	0.02	0.03

	$(0.01)	$0.55	$(0.09)	$0.82

Weighted average common shares outstanding:
Basic	2,296.3	2,464.4	2,337.1	2,477.7
Diluted	2,296.3	2,522.0	2,337.1	2,538.8

Dividends paid per share	$0.05	$0.04	$0.10	$0.08

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share amounts)	2007	2006

ASSETS
Cash and cash equivalents	$2,770	$2,816
Sigma Funds	4,858	12,204
Short-term investments	1,063	620
Accounts receivable, net	5,492	7,509
Inventories, net	3,016	3,162
Deferred income taxes	1,930	1,731
Other current assets	2,680	2,933

Total current assets	21,809	30,975

Property, plant and equipment, net	2,586	2,267
Investments	952	895
Deferred income taxes	2,157	1,325
Goodwill	4,589	1,706
Other assets	2,520	1,425

Total assets	$34,613	$38,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$1,775	$1,693
Accounts payable	3,493	5,056
Accrued liabilities	7,608	8,676

Total current liabilities	12,876	15,425

Long-term debt	2,590	2,704
Other liabilities	4,184	3,322

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,885	7,197
Issued shares: 06/30/07 — 2,294.9; 12/31/06 — 2,399.1
Outstanding shares: 06/30/07 — 2,293.6; 12/31/06 — 2,397.4
Additional paid-in capital	950	2,509
Retained earnings	8,665	9,086
Non-owner changes to equity	(1,537)	(1,650)

Total stockholders’ equity	14,963	17,142

Total liabilities and stockholders’ equity	$34,613	$38,593

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Non-Owner Changes to Equity
			Fair Value
		Common	Adjustment	Foreign
		Stock and	to Available	Currency	Retirement	Other
		Additional	for Sale	Translation	Benefits	Items,
		Paid-in	Securities,	Adjustments,	Adjustments,	Net of	Retained	Comprehensive
(In millions, except per share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Tax	Earnings	Earnings (Loss)

Balances at December 31, 2006 (as reported)	2,399.1	$9,706	$37	$(126)	$(1,577)	$16	$9,086
Cumulative effect — FIN 48		93					27

Balances at January 1, 2007	2,399.1	9,799	37	(126)	(1,577)	16	9,113

Net loss							(209)	$(209)
Net unrealized gain on securities (net of tax of $34)			57					57
Foreign currency translation adjustments (net of tax of $2)				33				33
Amortization of retirement benefits adjustments (net of tax of $19)					42			42
Issuance of common stock and stock options exercised	17.2	240
Share repurchase program	(121.4)	(2,360)
Excess tax benefits from share-based compensation		17
Stock option and employee stock purchase plan expense		139
Net loss on derivative instruments (net of tax of $9)						(19)		(19)
Dividends declared ($0.10 per share)							(239)

Balances at June 30, 2007	2,294.9	$7,835	$94	$(93)	$(1,535)	$(3)	$8,665	$(96)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(In millions)	2007	2006

Operating
Net earnings (loss)	$(209)	$2,070
Less: Earnings from discontinued operations	47	65

Earnings (loss) from continuing operations	(256)	2,005
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	446	261
Non-cash other charges	132	(85)
Share-based compensation expense	157	140
Gains on sales of investments and businesses, net	(4)	(156)
Deferred income taxes	(375)	574
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	2,416	(776)
Inventories	431	(286)
Other current assets	190	(66)
Accounts payable and accrued liabilities	(3,413)	(458)
Other assets and liabilities	249	46

Net cash provided by (used for) operating activities from continuing operations	(27)	1,199

Investing
Acquisitions and investments, net	(4,237)	(249)
Proceeds from sales of investments and businesses	61	238
Capital expenditures	(270)	(249)
Proceeds from sale of property, plant and equipment	73	55
Proceeds from sales of Sigma Funds investments, net	7,346	66
Purchases of short-term investments, net	(443)	(44)

Net cash provided by (used for) investing activities from continuing operations	2,530	(183)

Financing
Net proceeds from commercial paper and short-term borrowings	97	42
Repayment of debt	(172)	(3)
Issuance of common stock	212	336
Purchase of common stock	(2,360)	(1,653)
Excess tax benefits from share-based compensation	17	66
Payment of dividends	(239)	(199)
Distribution from (to) discontinued operations	(62)	8

Net cash used for financing activities from continuing operations	(2,507)	(1,403)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(42)	14

Discontinued Operations
Net cash provided by (used for) operating activities from discontinued operations	(62)	8
Net cash used for investing activities from discontinued operations	—	(13)
Net cash provided by (used for) financing activities from discontinued operations	62	(8)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	13

Net cash provided by (used for) discontinued operations	—	—

Net decrease in cash and cash equivalents	(46)	(373)
Cash and cash equivalents, beginning of period	2,816	3,774

Cash and cash equivalents, end of period	$2,770	$3,401

Cash Flow Information

Cash paid during the period for:
Interest, net	$158	$156
Income taxes, net of refunds	212	199

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts or as noted)

1. Basis of Presentation

The condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and July 1, 2006, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006 and the Form 8-K filed on July 17, 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2007 presentation, including those described in Note 11, “Immaterial Adjustments.”

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

2. Other Financial Data

Statements of Operations Information

Other Charges (Income)

Other charges (income) included in Operating earnings (loss) consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Other charges (income):
Intangible assets amortization	$95	$20	$190	$39
Reorganization of businesses	78	36	163	66
Legal settlements and related insurance matters	25	—	140	—
In-process research and development charges	2	—	97	1
Telsim collection settlement	—	(410)	—	(411)

	$200	$(354)	$590	$(305)

Other Income

Interest income, net, and Other included in Other income consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Interest income, net:
Interest income	$114	$158	$248	$306
Interest expense	(82)	(88)	(175)	(169)

	$32	$70	$73	$137

Other:
Investment impairments	$(12)	$(12)	$(31)	$(18)
Foreign currency gains, net	32	15	47	36
Gain on Sprint Nextel derivative	—	105	—	72
Other	(3)	18	—	17

	$17	$126	$16	$107

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share from both continuing operations and net earnings (loss), which includes discontinued operations is computed as follows:

	Continuing Operations		Net Earnings (Loss)
	June 30,	July 1,	June 30,	July 1,
Three Months Ended	2007	2006	2007	2006

Basic earnings (loss) per common share:
Earnings (loss)	$(38)	$1,349	$(28)	$1,384
Weighted average common shares outstanding	2,296.3	2,464.4	2,296.3	2,464.4
Per share amount	$(0.02)	$0.55	$(0.01)	$0.56

Diluted earnings per common share:
Earnings (loss)	$(38)	$1,349	$(28)	$1,384

Weighted average common shares outstanding	2,296.3	2,464.4	2,296.3	2,464.4
Add effect of dilutive securities:
Share-based awards and other	—	57.6	—	57.6

Diluted weighted average common shares outstanding	2,296.3	2,522.0	2,296.3	2,522.0

Per share amount	$(0.02)	$0.54	$(0.01)	$0.55

	Continuing Operations		Net Earnings (Loss)
	June 30,	July 1,	June 30,	July 1,
Six Months Ended	2007	2006	2007	2006

Basic earnings (loss) per common share:
Earnings (loss)	$(256)	$2,005	$(209)	$2,070
Weighted average common shares outstanding	2,337.1	2,477.7	2,337.1	2,477.7
Per share amount	$(0.11)	$0.81	$(0.09)	$0.84

Diluted earnings per common share:
Earnings (loss)	$(256)	$2,005	$(209)	$2,070

Weighted average common shares outstanding	2,337.1	2,477.7	2,337.1	2.477.7
Add effect of dilutive securities:
Share-based awards and other	—	61.1	—	61.1

Diluted weighted average common shares outstanding	2,337.1	2,538.8	2,337.1	2,538.8

Per share amount	$(0.11)	$0.79	$(0.09)	$0.82

In the computation of diluted earnings (loss) per common share from both continuing operations and on a net earnings (loss) basis for the three and six months ended July 1, 2006, 79.5 million and 78.8 million, respectively, out-of-the-money stock options were excluded because their inclusion would have been antidilutive. For the three and six months ended June 30, 2007, the Company was in a loss position and accordingly, the basic and diluted weighed average shares outstanding are equal because any increase to the basic shares would be antidilutive. Once the Company returns to profitability, the diluted impact of stock options, restricted stock, and restricted stock units will be evaluated for their impact on the weighted average shares outstanding for purposes of computing diluted earnings (loss) per common share.

Balance Sheet Information

Accounts Receivable

Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2007	2006

Accounts receivable	$5,629	$7,587
Less allowance for doubtful accounts	(137)	(78)

	$5,492	$7,509

Inventories

Inventories, net, consist of the following:

	June 30,	December 31,
	2007	2006

Finished goods	$1,954	$1,796
Work-in-process and production materials	1,577	1,782

	3,531	3,578
Less inventory reserves	(515)	(416)

	$3,016	$3,162

Other Current Assets

Other current assets consists of the following:

	June 30,	December 31,
	2007	2006

Contractor receivables	$625	$1,349
Contract related deferred costs	752	369
Costs in excess of billings	618	505
Other	685	710

	$2,680	$2,933

Property, Plant, and Equipment

Property, plant and equipment, net, consists of the following:

	June 30,	December 31,
	2007	2006

Land	$152	$129
Building	1,820	1,705
Machinery and equipment	6,246	5,885

	8,218	7,719
Less accumulated depreciation	(5,632)	(5,452)

	$2,586	$2,267

Depreciation expense for the three months ended June 30, 2007 and July 1, 2006 was $134 million and $113 million, respectively. Depreciation expense for the six months ended June 30, 2007 and July 1, 2006 was $258 million and $221 million, respectively.

Investments

Investments consist of the following:

	June 30,	December 31,
	2007	2006

Available-for-sale securities:
Cost basis	$358	$70
Gross unrealized gains	152	68
Gross unrealized losses	(1)	(8)

Fair value	509	130
Other securities, at cost	392	676
Equity method investments	51	89

	$952	$895

For both the three months ended June 30, 2007 and July 1, 2006, the Company recorded impairment charges of $12 million. For the six months ended June 30, 2007 and July 1, 2006, the Company recorded impairment charges of $31 million and $18 million, respectively. These impairment charges represent other-than-temporary declines in the value of its investment portfolio.

During the three and six months ended June 30, 2007, the Company recorded net gains on sales of investments of $5 million and $4 million, respectively. During the three and six months ended July 1, 2006, the Company recorded gains on sales of investments of $5 million and $156 million, respectively, primarily comprised of a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation in the first quarter of 2006.

Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2007	2006

Intangible assets, net of accumulated amortization of $726 and $536	$1,463	$354
Royalty license arrangements	399	439
Contract related deferred costs	204	200
Long-term finance receivables, net of allowances of $9 and $10	62	145
Other	392	287

	$2,520	$1,425

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2007	2006

Deferred revenue	$1,321	$730
Customer reserves	1,177	1,305
Contractor payables	540	1,481
Compensation	649	777
Customer downpayments	496	532
Warranty reserves	452	530
Tax liabilities	283	444
Other	2,690	2,877

	$7,608	$8,676

Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
	2007	2006

Defined benefit plans	$1,912	$1,882
Unrecognized tax benefits	869	—
Deferred revenue	342	273
Royalty license arrangement	287	300
Postretirement health care benefit plan	214	214
Other	560	653

	$4,184	$3,322

Stockholders’ Equity Information

Comprehensive Earnings (Loss)

The net unrealized gains (losses) on securities included in Comprehensive earnings (loss) are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Gross unrealized gains (losses) on securities, net of tax	$33	$(94)	$50	$(48)
Less: Realized gains (losses) on securities, net of tax	—	—	(7)	82

Net unrealized gains (losses) on securities, net of tax	$33	$(94)	$57	$(130)

Share Repurchase Programs

In July 2006, the Board of Directors authorized the Company to repurchase up to $4.5 billion of its outstanding shares of common stock over a period of up to 36 months ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”). In March 2007, the Board of Directors authorized a $3.0 billion increase in the 2006 Stock Repurchase Program, over the same timeframe. This increased the total size of the 2006 Stock Repurchase Program to an aggregate of $7.5 billion.

In March 2007, the Company announced that it had entered into an accelerated stock buyback agreement to repurchase $2.0 billion of its outstanding shares of common stock (the “March 2007 ASB”). In connection with the March 2007 ASB, the Company received 68 million shares in the first quarter of 2007 and an additional 34.4 million shares in the second quarter of 2007. The 102.4 million shares received to date represents the minimum number of shares to be received under the March 2007 ASB. The number of additional shares the Company may receive over the remaining term of the March 2007 ASB, which expires in the fourth quarter of 2007, will generally be based upon the volume-weighted average price of the Company’s common stock during that term, subject to the collar provisions that establish the minimum and maximum number of shares.

During the first half of 2007, the Company spent an aggregate of $2.4 billion, including transaction costs, to repurchase approximately 121.4 million common shares (including the 102.4 million shares received to date under the March 2007 ASB) at an average price of $19.41.

Since announcing its first-ever share repurchase program in May 2005, the Company has repurchased a total of 335 million common shares for an aggregate cost of $7.1 billion, including transaction costs. All repurchased shares have been retired. As of June 30, 2007, the Company had remaining authorization for approximately $4.4 billion of future share repurchases under the 2006 Stock Repurchase Program.

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

As of January 1, 2007, the Company had $1.3 billion in unrecognized tax benefits of which $877 million was reclassified from Deferred income taxes to Other liabilities in the Company’s condensed consolidated balance sheets. If the $1.3 billion in unrecognized tax benefits were recognized, approximately $560 million, net of federal tax benefits, would benefit the Company’s effective tax rate.

For the three and six months ended June 30, 2007, the Company recognized net tax benefits of $10 million and $42 million, respectively, relating to the settlement of tax positions of discontinued operations. Additionally, for the three and six months ended June 30, 2007, the Company recognized net tax benefits of $12 million relating to the settlement of tax positions, partially offset by an increase in unrecognized tax benefits for tax positions taken in previously filed tax returns.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:
United States(1)	1996 — 2006
Brazil	2002 — 2006
China	2004 — 2006
Germany(1)	2002 — 2006
India	1995 — 2006
Israel	2002 — 2006
Japan	2002 — 2006
Malaysia	1997 — 2006
Singapore	1997 — 2006
United Kingdom	1998 — 2006

(1)	Includes federal as well as state, provincial or similar local jurisdictions, as applicable

The Internal Revenue Service (“IRS”) began its field examination of the Company’s 2004 and 2005 tax returns in March 2007. In April 2007, the IRS completed its field examinations of the Company’s 2001 through 2003 tax returns and issued a revenue agent’s report that proposes certain adjustments to the Company’s income and tax credits that would result in additional tax. It includes proposed adjustments received in June 2006 for the 2001 and 2002 taxable years relating to transfer pricing. These proposed adjustments are similar to those previously made by the IRS for the

Company’s 1996-2000 taxable years. The Company is currently contesting the 1996 through 2002 adjustments at the appellate level of the IRS. The Company disagrees with all of these proposed transfer pricing-related adjustments and intends to vigorously dispute them through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on these transfer pricing matters, it could result in: (i) additional taxable income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million, and (ii) additional taxable income for the years 2001 and 2002 of approximately $800 million, which could result in additional income tax liability for the Company of approximately $300 million. Although the final resolution of these matters is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matter is ultimately resolved.

The Company has several other non-U.S. income tax audits pending and while the final resolution is uncertain, in the opinion of the Company’s management, the ultimate disposition of the audits will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements at January 1, 2007. The Company anticipates that it is reasonably possible that within the next 12 months several of the audits may be finalized resulting in a reduction in unrecognized tax benefits of approximately $35 million. However, based on the number of tax years currently under audit by the relevant federal, state and foreign tax authorities, the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any other amounts of such changes, if any, to previously recorded uncertain tax positions.

The Company records interest accrued relating to unrecognized tax benefits in Interest expense within Other income and penalties in Selling, general and administrative expenses, both included in the Company’s condensed consolidated statements of operations. Accrued interest and penalties were $71 million and $13 million, respectively, as of the transition date of January 1, 2007.

4. Retirement Benefits

Pension Benefit Plans

The net periodic pension cost for the Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”), and Non-U.S. plans was as follows:

	June 30, 2007			July 1, 2006
	Regular	Officers’	Non	Regular	Officers’	Non
Three Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$29	$2	$10	$37	$3	$12
Interest cost	77	2	22	76	2	18
Expected return on plan assets	(85)	(1)	(18)	(82)	(1)	(14)
Amortization of:
Unrecognized net loss	29	1	5	28	2	4
Unrecognized prior service cost	(7)	—	—	(1)	—	—
Settlement/curtailment loss	—	1	—	—	1	—

Net periodic pension cost	$43	$5	$19	$58	$7	$20

	June 30, 2007			July 1, 2006
	Regular	Officers’	Non	Regular	Officers’	Non
Six Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$58	$4	$20	$74	$6	$23
Interest cost	154	4	43	152	4	34
Expected return on plan assets	(170)	(2)	(36)	(164)	(2)	(27)
Amortization of:
Unrecognized net loss	58	2	10	56	4	8
Unrecognized prior service cost	(14)	—	—	(3)	—	—
Settlement/curtailment loss	—	3	—	—	2	—

Net periodic pension cost	$86	$11	$37	$115	$14	$38

The Company contributed an aggregate of $69 million and $71 million to the U.S. pension plans for the three and six months ended June 30, 2007, respectively. Additionally, the Company contributed an aggregate of $9 million and $17 million for the three and six months ended June 30, 2007, respectively, to the Non-U.S. pension plans.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Service cost	$2	$2	$4	$4
Interest cost	6	7	13	14
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of:
Unrecognized net loss	2	4	4	8
Unrecognized prior service cost	(1)	(1)	(2)	(2)

Net postretirement health care expense	$5	$8	$11	$16

Contributions made to the postretirement health care fund for the three and six months ended June 30, 2007 were an aggregate of $6 million.

5. Share-Based Compensation Plans

Stock Options and Employee Stock Purchase Plan

A summary of share-based compensation expense related to employee stock options and employee stock purchases was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Share-based compensation expense included in:
Costs of sales	$9	$7	$16	$15
Selling, general and administrative expenses	39	33	76	72
Research and development expenditures	25	20	47	43

Share-based compensation expense related to employee stock options and employee stock purchases included in operating earnings	73	60	139	130
Tax benefit	23	18	42	41

Share-based compensation expense related to employee stock options and employee stock purchases, net of tax	$50	$42	$97	$89

Decrease in Basic earnings per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Decrease in Diluted earnings per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2007 and July 1, 2006 was $5.94 per share and $9.27 per share, respectively. The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2007 and July 1, 2006 was $5.96 per share and $9.25 per share, respectively, using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Expected volatility	28.2%	36.5%	28.2%	36.4%
Risk-free interest rate	4.5%	5.0%	4.6%	5.0%
Dividend yield	1.1%	0.8%	1.1%	0.8%
Expected life (years)	6.5	6.5	6.5	6.5

Stock options activity was as follows:

		Wtd. avg.	Wtd. avg.	Aggregate
	Shares Subject	exercise	contractual	Intrinsic
	to Options	price	life	Value

	(In thousands)		(In yrs)	(In millions)

Options outstanding at January 1, 2007	233,445	$18	7	$1,161
Options granted	38,336	18		8
Options exercised	(12,394)	11		85
Options terminated, cancelled or expired	(6,871)	19		—

Options outstanding at June 30, 2007	252,516	18	7	618

Options exercisable at June 30, 2007	160,298	19	6	555

At June 30, 2007 and July 1, 2006, 76.8 million and 106.6 million shares, respectively, were available for future grants under the terms of the 2006 Motorola Omnibus Plan.

At June 30, 2007 the Company had approximately $470 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of three years.

Restricted Stock and Restricted Stock Units

Restricted stock (“RS”) and restricted stock unit (“RSU”) activity was as follows:

		Wtd. Avg.	Aggregate
		Grant Date	Intrinsic
	RS and RSU	Fair Value	Value

	(In thousands)		(In millions)

RS and RSU balance at January 1, 2007	6,016	$19	$123
Granted	3,909	18
Vested	(367)	20
Terminated, cancelled or expired	(1,004)	19

RS and RSU balance at June 30, 2007	8,554	19	151

At June 30, 2007, the Company had approximately $92 million of total unrecognized compensation expense related to RS and RSU grants that will be recognized over the weighted average period of three years. The Company recognized $7 million and $4 million of expense, net of tax, related to RS and RSU grants, during the three months ended June 30, 2007 and July 1, 2006, respectively. The Company recognized $12 million and $6 million of expense, net of tax, related to RS and RSU grants, during the six months ended June 30, 2007 and July 1, 2006, respectively.

6. Financing Arrangements

Finance receivables consist of the following:

	June 30,	December 31,
	2007	2006

Gross finance receivables	$131	$279
Less allowance for losses	(9)	(10)

	122	269
Less current portion	(60)	(124)

Long-term finance receivables, net	$62	$145

Current finance receivables are included in Accounts receivable and long-term finance receivables are included in Other assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables was $2 million for both the three months ended June 30, 2007 and July 1, 2006 and $4 million for both the six months ended June 30, 2007 and July 1, 2006.

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

In the aggregate, at both June 30, 2007 and December 31, 2006, these committed facilities provided for up to $1.3 billion to be outstanding with the third parties at any time. As of June 30, 2007, $662 million of these committed facilities were utilized, compared to $817 million utilized at December 31, 2006. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables sold by the Company were $1.3 billion and $2.8 billion for the three and six months ended June 30, 2007, respectively (including $1.3 billion and $2.7 billion, respectively, of short-term receivables), compared to $1.6 billion and $2.8 billion sold for the three and six months ended July 1, 2006, respectively (including $1.5 billion and $2.7 billion, respectively, of short-term receivables). As of June 30, 2007, there were $1.0 billion of these sold receivables outstanding for which the Company retained servicing obligations (including $709 million of short-term receivables), compared to $1.1 billion outstanding at December 31, 2006 (including $789 million of short-term receivables).

Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $20 million and $19 million at June 30, 2007 and December 31, 2006, respectively. Reserves of $2 million and $4 million were recorded for potential losses on sold receivables at June 30, 2007 and December 31, 2006, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $330 million at June 30, 2007, compared to $398 million at December 31, 2006. Of these amounts, $262 million was supported by letters of credit or by bank commitments to purchase receivables at both June 30, 2007 and December 31, 2006.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $28 million and $122 million at June 30, 2007 and December 31, 2006, respectively (including $20 million and $19 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million and $47 million at June 30, 2007 and December 31, 2006, respectively (including $2 million relating to the sale of short-term receivables at both June 30, 2007 and December 31, 2006).

7. Commitments and Contingencies

Legal

Iridium Program:  The Company has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business, which on March 15, 2001 were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. Plaintiffs’ motion for class certification was granted on January 9, 2006 and the trial is scheduled to begin on May 22, 2008.

The Company was sued by the Official Committee of the Unsecured Creditors of Iridium in the United States Bankruptcy Court for the Southern District of New York (the “Iridium Bankruptcy Court”) on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty and fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. Trial began on the solvency portion of these claims on October 23, 2006 and concluded on June 5, 2007. As of the date hereof, no decision has been rendered.

The Company has not reserved for any potential liability that may arise as a result of the litigation described above related to the Iridium program. While the still pending cases are in various stages and the outcomes are not predictable, an unfavorable outcome in one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Telsim Class Action Securities:  In April 2007, the Company entered into a settlement agreement for $190 million in regards to In re Motorola Securities Litigation, a class action lawsuit relating to the Company’s disclosure of its relationship with Telsim Mobil Telekomunikasyon Hizmetleri A.S. In June 2007, the Illinois District Court issued an order preliminarily approving the settlement and set a hearing for September 2007 to consider final approval and any objection to the settlement. Payment of the $190 million has been made into Illinois District Court-controlled escrow accounts.

In the first quarter of 2007, the Company recorded a charge of $190 million for the legal settlement, partially offset by $75 million of estimated insurance recoveries, of which $50 million had been tendered by certain insurance carriers. During the second quarter of 2007, the Company commenced actions against the non-tendering insurance carriers. As of June 2007, in response to these actions, each insurance carrier who has responded denied coverage citing various policy provisions. As a result of this denial of coverage and related actions, the Company has recorded a reserve of $25 million against the receivable from insurance carriers.

Other:  The Company is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than as discussed above with respect to the Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $170 million, with the Company accruing $95 million as of June 30, 2007 for certain claims that have been asserted under these provisions.

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

8. Segment Information

As a result of the previously announced realignment, the Company now reports financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) end-to-end digital video system solutions and interactive set-tops (“digital entertainment devices”), (ii) voice and data modems for digital subscriber line and cable networks (“broadband gateways”), (iii) wireline broadband access systems, and (iv) wireless access systems (“wireless networks”), including cellular infrastructure systems, to cable and satellite television operators, wireline carriers and wireless service providers.

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety (which, together with all sales to distributors of two-way communication products, is referred to as the “government and public safety market”), as well as utility, transportation, retail and other commercial customers (which, collectively are referred to as the “commercial enterprise market”).

Summarized below are the Company’s segment Net sales and Operating earnings (loss) for the three and six months ended June 30, 2007 and July 1, 2006.

	Three Months Ended			Six Months Ended
	June 30,	July 1,	%	June 30,	July 1,	%
	2007	2006	Change	2007	2006	Change

Segment Net Sales:
Mobile Devices	$4,273	$7,140	(40)%	$9,681	$13,543	(29)%
Home and Networks Mobility	2,564	2,343	9	4,901	4,458	10
Enterprise Mobility Solutions	1,920	1,355	42	3,637	2,492	46

	8,757	10,838		18,219	20,493
Other and Eliminations	(25)	(18)		(54)	(41)

	$8,732	$10,820	(19)	$18,165	$20,452	(11)

	Three Months Ended				Six Months Ended
	June 30,	% of	July 1,	% of	June 30,	% of	July 1,	% of
	2007	Sales	2006	Sales	2007	Sales	2006	Sales

Segment Operating Earnings (Loss):
Mobile Devices	$(332)	(8)%	$804	11%	$(565)	(6)%	$1,506	11%
Home and Networks Mobility	191	7	222	9	358	7	383	9
Enterprise Mobility Solutions	303	16	239	18	434	12	381	15

	162		1,265		227		2,270
Other and Eliminations	(320)		257		(751)		101

Operating earnings (loss)	(158)	(2)	1,522	14	(524)	(3)	2,371	12
Total other income	54		201		93		400

Earnings (loss) from continuing operations before income taxes	$(104)		$1,723		$(431)		$2,771

Other and Eliminations is primarily comprised of: (i) amortization of intangible assets, (ii) acquisition-related in-process research and development charges, (iii) general corporate related expenses, including stock option and employee stock purchase plan expenses, (iv) various corporate programs representing developmental businesses and research and development projects, which are not included in any other segment, and (v) the Company’s wholly-owned finance subsidiary. Additionally, included in Other and Eliminations are net charges relating to the Telsim class action securities legal settlement, partially offset by estimated insurance recoveries, totaling $25 million and $140 million for the three and six months ended June 30, 2007, respectively, and income of $410 million and $411 million for the three and six months ended July 1, 2006, respectively, for payments relating to the Telsim collection settlement.

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

2007 Charges

During the first half of 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans.

For the three months ended June 30, 2007, the Company recorded net reorganization of business charges of $101 million, including $23 million of charges in Costs of sales and $78 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $101 million are charges of $115 million for employee separation costs, offset by reversals for accruals no longer needed.

For the six months ended June 30, 2007, the Company recorded net reorganization of business charges of $179 million, including $16 million of charges in Costs of sales and $163 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $179 million are charges of $221 million for employee separation costs and $5 million for exit costs, offset by reversals for accruals no longer needed.

The following table displays the net charges incurred by segment for the three and six months ended June 30, 2007:

	Three Months	Six Months
	Ended	Ended
Segment	June 30, 2007	June 30, 2007

Mobile Devices	$68	$97
Home and Networks Mobility	16	50
Enterprise Mobility Solutions	(1)	7

	83	154
General Corporate	18	25

	$101	$179

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to June 30, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	June 30,
	2007	Charges	Adjustments	Used	2007

Exit costs—lease terminations	$54	$5	$2	$(19)	$42
Employee separation costs	104	221	(44)	(115)	166

	$158	$226	$(42)	$(134)	$208

(1)	Includes translation adjustments.

(2)	Includes accruals assumed through business acquisitions.

Exit Costs—Lease Terminations

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $5 million are primarily related to the planned exit of certain activities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represent accruals for exit costs assumed through business acquisitions. The $19 million used in 2007 reflects cash payments. The remaining accrual of $42 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at June 30, 2007, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $221 million represent severance costs for approximately an additional 4,100 employees, of which 1,100 were direct employees and 3,000 were indirect employees.

The adjustments of $44 million reflect $46 million of reversals of accruals no longer needed, partially offset by $2 million of accruals for severance plans assumed through business acquisitions. The $46 million of reversals represent 1,000 employees, and primarily relates to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. The $2 million of accruals represents severance plans for 300 employees assumed through business acquisitions.

During the first half of 2007, approximately 2,700 employees, of which 1,100 were direct employees and 1,600 were indirect employees, were separated from the Company. The $115 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $166 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at June 30, 2007, is expected to be paid to approximately 3,000 separated employees.

2006 Charges

For the three months ended July 1, 2006, the Company recorded net reorganization of business charges of $37 million, including $1 million of charges in Costs of sales and $36 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $37 million are charges of $44 million, primarily for employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.

For the six months ended July 1, 2006, the Company recorded net reorganization of business charges of $108 million, including $42 million of charges in Costs of sales and $66 million of charges under Other charges (income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $108 million are charges of $116 million, primarily for employee separation costs and $6 million for fixed asset adjustments, partially offset by $14 million of reversals for reserves no longer needed.

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to July 1, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	July 1,
	2006	Charges	Adjustments	Used	2006

Exit costs—lease terminations	$50	$—	$(6)	$(11)	$33
Employee separation costs	53	116	(8)	(65)	96

	$103	$116	$(14)	$(76)	$129

(1)	Includes translation adjustments.

Exit Costs—Lease Terminations

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 adjustments of $6 million represent reversals of accruals no longer needed. The $11 million used in 2006 reflected cash payments. The remaining accrual of $33 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 1, 2006.

Employee Separation Costs

At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The 2006 additional charges of $116 million represented additional costs for approximately 3,200 employees. The adjustments of $8 million represented reversals of accruals no longer needed.

During the first half of 2006, approximately 1,900 employees were separated from the Company. The $65 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $96 million relating to 2,700 employees was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 1, 2006. Since that time, $48 million has been paid to approximately 1,800 separated employees and $43 million was reversed. The reversals were due to accruals no longer needed, primarily relating to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved, as described earlier under “2007 Charges.”

10. Acquisitions and Related Intangibles

A summary of significant acquisitions during the six months ended June 30, 2007 is as follows:

				In-Process
				Research and
	Quarter		Form of	Development
2007 Acquisitions	Acquired	Consideration	Consideration	Charge

Symbol Technologies, Inc.	Q1	$3,528	Cash	$95
Good Technology, Inc.	Q1	438	Cash	—
Netopia, Inc.	Q1	183	Cash	—

The following table summarizes net tangible and intangible assets acquired and the consideration provided for the acquisitions identified above:

Tangible net assets	$12
Goodwill	2,778
Other intangibles	1,264
In-process research and development	95

$4,149

Consideration:
Cash	$4,149
Stock	—

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

The estimated fair value of acquired in-process research and development is $95 million. The acquired in-process research and development will have no alternative future uses if the products are not feasible and as such costs were expensed at the date of acquisition. At the date of acquisition, 31 projects were in process and are expected to be completed in 2008. The average risk adjusted rate used to value these projects is 15-16%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money.

The estimated fair value of the acquired intangible assets is $1.0 billion. The intangible assets are being amortized over periods ranging from 1 to 8 years on a straight-line basis. The Company recorded $2.3 billion of goodwill, none of which is expected to be deductible for tax purposes.

The results of the operations of Symbol have been included in the Enterprise Mobility Solutions segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Good Technology, Inc.

On January 5, 2007, the Company acquired Good Technology, Inc. (“Good”), a leader in enterprise mobile computing software and service, for $438 million in net cash. The Company recorded $384 million in goodwill, none of which is expected to be deductible for tax purposes and $158 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over periods ranging from 2 to 10 years on a straight-line basis.

The Company is in the process of performing a review of its ability to utilize acquired tax carryovers. In addition, the Company is in the process of finalizing valuations of acquired assets and liabilities. Accordingly, the outcome of these processes may result in an adjustment to the preliminary purchase price allocation. Any necessary adjustment will be recorded in the period finalized.

The results of operations of Good have been included in the Enterprise Mobility Solutions segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Netopia, Inc.

On February 6, 2007, the Company acquired Netopia, Inc. (“Netopia”), a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, for $183 million in net cash. The Company recorded $122 million in goodwill, none of which is expected to be deductible for tax purposes and $100 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over a period of 7 years on a straight-line basis.

The results of operations of Netopia have been included in the Home and Networks Mobility segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Intangible Assets

Amortized intangible assets, excluding goodwill, were comprised of the following:

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Completed technology	$1,264	$433	$486	$334
Patents	291	40	27	12
Customer-related	269	47	65	21
Licensed technology	129	108	119	107
Other intangibles	236	98	193	62

	$2,189	$726	$890	$536

Amortization expense on intangible assets, which is presented in Other and Eliminations for segment reporting purposes, was $95 million and $190 million for the three and six months ended June 30, 2007, respectively and $20 million and $39 million for the three and six months ended July 1, 2006, respectively. As of June 30, 2007, amortization expense is estimated to be $372 million for 2007, $340 million in 2008, $298 million in 2009, $276 million in 2010, and $256 million in 2011.

Amortized intangible assets, excluding goodwill by business segment:

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Segment	Amount	Amortization	Amount	Amortization

Mobile Devices	$154	$63	$154	$41
Home and Networks Mobility	707	464	588	430
Enterprise Mobility Solutions	1,328	199	148	65

	$2,189	$726	$890	$536

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2007 to June 30, 2007, by business segment:

	January 1,			June 30,
Segment	2007	Acquired	Adjustments(1)	2007

Mobile Devices	$69	$—	$(14)	$55
Home and Networks Mobility	1,266	246	1	1,513
Enterprise Mobility Solutions	371	2,657	(7)	3,021

	$1,706	$2,903	$(20)	$4,589

(1)	Includes translation adjustments.

11. Immaterial Adjustments

As described in a Form 8-K filed on July 17, 2007, the Company has made two immaterial adjustments to our previously filed consolidated financial statements. The Form 8-K filed on July 17, 2007 presented the Company’s 2004, 2005, 2006 and first quarter 2007 financial information reflecting the recently identified immaterial adjustments. The impact of these adjustments to the condensed financial statements and related notes reported in this Form 10-Q are detailed below:

•	The first adjustment has a minor offsetting impact on the Condensed Consolidated Statements of Operations. The immaterial adjustment relates solely to the elimination of inter-segment sales relating to a business in our Home and Networks Mobility segment. The impact of the immaterial adjustment was $56 million and $32 million for the three and six months ended July 1, 2006, respectively, between Net sales and Costs of sales and has no impact on Gross margin, Operating earnings or any other financial statement line items. The adjustment has no impact on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows.

•	The second adjustment has a minor impact on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The immaterial adjustment relates solely to a $396 million change in classification of certain deposits between Cash and cash equivalents and Short-term investments at December 31, 2006. The resulting impact on the Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 2007 was a $396 million adjustment to Purchases of short-term investments, which resulted in a change to the Net decrease in cash and cash equivalents for the period, but has no impact on net cash provided by operating activities. The adjustment has no impact on the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Stockholders’ Equity.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2007 and July 1, 2006, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2006 and Form 8-K filed on July 17, 2007.

Executive Overview

Our Business

Effective beginning in the second quarter of 2007, we have realigned our three operating business segments in order to better align our operations with the evolving nature of our customers and served markets. We now report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In the second quarter of 2007, the segment’s net sales represented 49% of the Company’s consolidated net sales.*

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) end-to-end digital video system solutions and interactive set-tops (“digital entertainment devices”), (ii) voice and data modems for digital subscriber line and cable networks (“broadband gateways”), (iii) wireline broadband access systems, and (iv) wireless access systems (“wireless networks”), including cellular infrastructure systems, to cable and satellite television operators, wireline carriers and wireless service providers. In the second quarter of 2007, the segment’s net sales represented 29% of the Company’s consolidated net sales.*

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety (which, together with all sales to distributors of two-way communication products, is referred to as the “government and public safety market”), as well as utility, transportation, retail and other commercial customers (which, collectively are referred to as the “commercial enterprise market”). In the second quarter of 2007, the segment’s net sales represented 22% of the Company’s consolidated net sales.*

Second-Quarter Summary

•	Net Sales were $8.7 Billion: Our net sales were $8.7 billion in the second quarter of 2007, down 19% from $10.8 billion in the second quarter of 2006. Net sales decreased 40% in the Mobile Devices segment, increased 9% in the Home and Networks Mobility segment and increased 42% in the Enterprise Mobility Solutions segment.

•	Operating Loss of $158 Million: We incurred an operating loss of $158 million in the second quarter of 2007, compared to operating earnings of $1.5 billion in the second quarter of 2006. Operating margin was (1.8)% of net sales in the second quarter of 2007, compared to 14.1% of net sales in the second quarter of 2006.

•	Loss from Continuing Operations of $38 Million, or $0.02 per Share: We incurred a loss from continuing operations of $38 million, or $0.02 per diluted common share, in the second quarter of 2007, compared to earnings from continuing operations of $1.3 billion, or $0.54 per diluted common share, in the second quarter of 2006.

•	Handset Shipments were 35.5 Million Units: We shipped 35.5 million handsets in the second quarter of 2007, a 31% decrease compared to shipments of 51.9 million handsets in the second quarter of 2006.

*	When discussing the net sales of each of our three segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, our intracompany sales were eliminated as part of the consolidation process in second quarter of 2007. As a result, the percentages of consolidated net sales for each of our business segments does not always equal 100% of the Company’s consolidated net sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Global Handset Market Share Estimated at 13%: We estimate our global handset market share in the second quarter of 2007 to be approximately 13%, a decrease of approximately 9 percentage points versus the second quarter of 2006 and a sequential decrease of approximately 4 percentage points versus the first quarter of 2007.

•	Digital Entertainment Device Shipments Increased 74%: We shipped 4.2 million digital entertainment devices, an increase of 74% compared to shipments of 2.4 million units in the second quarter of 2006.

Net sales for each of our operating business segments were as follows:

•	In Mobile Devices: Net sales were $4.3 billion in the second quarter of 2007, a decrease of $2.9 billion, or 40%, compared to the second quarter of 2006. These results reflect a 31% decrease in unit shipments and a 14% decrease in average selling price (“ASP”) compared to the year-ago quarter. Mobile Devices was negatively affected by a difficult pricing environment and the segment’s limited portfolio of 3G and multimedia products. During the second quarter of 2007, Mobile Devices continued its efforts to rebalance its market share and profitability objectives and place a greater emphasis on improved profitability. These efforts were initiated in the first quarter of 2007.

•	In Home and Networks Mobility: Net sales were $2.6 billion in the second quarter of 2007, an increase of $221 million, or 9%, compared to the second quarter of 2006. These results were primarily driven by a 74% increase in shipments of digital entertainment devices, reflecting increased demand for digital set-tops, including high-definition/digital video recorder (“HD/DVR”) set-tops, and Internet Protocol television (“IPTV”) devices, partially offset by lower demand for iDEN infrastructure equipment in North America.

•	In Enterprise Mobility Solutions: Net sales were $1.9 billion in the second quarter of 2007, an increase of $565 million, or 42%, compared to the second quarter of 2006. These results were primarily driven by the net sales from the recently acquired Symbol business, as well as higher net sales in the government and public safety market.

Looking Forward

The strategy for each of our three segments: Mobile Devices, Home and Networks Mobility, and Enterprise Mobility Solutions; is driven by our vision of seamless mobility. As the boundaries between the home, work, and leisure activities continue to dissolve, we believe seamless mobility will deliver compelling, rich experiences wherever consumers go and whatever they do. To achieve our vision, we are leveraging our position as a thought leader in digital convergence by developing products and services that will meet consumer needs around the world. This includes developing innovative products and services based on technologies that go beyond 3G, including WiMAX and long-term evolution (“LTE”). We remain strongly committed to quality, an unrelenting focus on innovation and profitable growth.

Although the Company no longer expects our Mobile Devices segment to be profitable for the full year 2007, the management team remains committed to improving the financial performance of our Mobile Devices segment for the second half of 2007 compared to the first half of 2007. Mobile Devices is currently executing on a comprehensive plan to reduce costs and improve financial performance. Aggressive actions already underway include:

•	streamlining and enhancing our product portfolio;

•	implementing workforce reduction initiatives;

•	utilizing multiple silicon providers;

•	introducing more devices based on improved software platforms; and

•	rationalizing the business’s product pricing structure and distribution strategy.

Our Home and Networks Mobility segment is growing both organically and through acquisitions. Numerous recent acquisitions have expanded our leadership position in wireless and wireline broadband products and services for video, voice and data. These enable us to continue capitalizing on the convergence of services and applications across delivery platforms and mobile devices. In addition, we made further progress in our efforts to be the leading infrastructure provider of WiMAX, a next-generation wireless broadband technology. By delivering complete end-to-end solutions that enable delivery of next-generation services, together with the opportunities in WiMAX, our Home and Networks Mobility segment is poised for profitable growth in the markets we serve.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Enterprise Mobility Solutions segment, our key objective is expansion across the broad array of enterprise markets. With the acquisitions of Symbol Technologies, Inc., the second largest acquisition in Motorola’s history, and Good Technology, Inc., we now have a stronger presence in the commercial enterprise mobility market, including retail, transportation, utility and other commercial customers. We believe that this stronger presence, together with our leading position in the government and public safety market, makes our Enterprise Mobility Solutions segment well positioned for continued success.

We are on track to achieve the $400 million in annualized cost savings announced in January 2007 and we now expect to achieve an additional $600 million in cost savings in 2008 through a combination of additional workforce reductions, prioritization of investments, continuing discretionary-spending controls, reduced general and administrative expenses and site rationalization.

As we execute on these initiatives, our strategy remains unchanged — to drive our vision of seamless mobility. Therefore, we will continue to make the strategic investments that build on that vision and position Motorola for success over the long term.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,		July 1,		June 30,		July 1,
(Dollars in millions, except per share amounts)	2007	% of Sales	2006	% of Sales	2007	% of Sales	2006	% of Sales

Net sales	$8,732		$10,820		$18,165		$20,452
Costs of sales	6,279	71.9%	7,463	69.0%	13,258	73.0%	14,164	69.3%

Gross margin	2,453	28.1%	3,357	31.0%	4,907	27.0%	6,288	30.7%

Selling, general and administrative expenses	1,296	14.8%	1,154	10.7%	2,609	14.4%	2,223	10.9%
Research and development expenditures	1,115	12.8%	1,035	9.6%	2,232	12.3%	1,999	9.8%
Other charges (income)	200	2.3%	(354)	(3.4)%	590	3.2%	(305)	(1.6)%

Operating earnings (loss)	(158)	(1.8)%	1,522	14.1%	(524)	(2.9)%	2,371	11.6%

Other income:
Interest income, net	32	0.4%	70	0.6%	73	0.4%	137	0.7%
Gains on sales of investments and businesses, net	5	0.1%	5	0.0%	4	0.0%	156	0.8%
Other	17	0.2%	126	1.2%	16	0.1%	107	0.4%

Total other income	54	0.6%	201	1.8%	93	0.5%	400	1.9%

Earnings (loss) from continuing operations before income taxes	(104)	(1.2)%	1,723	15.9%	(431)	(2.4)%	2,771	13.5%
Income tax expense (benefit)	(66)	(0.8)%	374	3.4%	(175)	(1.0)%	766	3.7%

Earnings (loss) from continuing operations	(38)	(0.4)%	1,349	12.5%	(256)	(1.4)%	2,005	9.8%
Earnings from discontinued operations, net of tax	10	0.1%	35	0.3%	47	0.2%	65	0.3%

Net earnings (loss)	$(28)	(0.3)%	$1,384	12.8%	$(209)	(1.2)%	$2,070	10.1%

Earnings (loss) per diluted common share:
Continuing operations	$(0.02)		$0.54		$(0.11)		$0.79
Discontinued operations	0.01		0.01		0.02		0.03

	$(0.01)		$0.55		$(0.09)		$0.82

Results of Operations—Three months ended June 30, 2007 compared to three months ended July 1, 2006

Net Sales

Net sales were $8.7 billion in the second quarter of 2007, down 19% compared to net sales of $10.8 billion in the second quarter of 2006. The decrease in net sales reflects a $2.9 billion decrease in net sales in the Mobile Devices segment, partially offset by a $565 million increase in net sales in the Enterprise Mobility Solutions segment and a $221 million increase in net sales in the Home and Networks Mobility segment. The 40% decrease in net sales in the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Mobile Devices segment was primarily driven by a 31% decrease in unit shipments and a 14% decrease in average selling price (“ASP”) compared to the year-ago quarter. The 42% increase in net sales in the Enterprise Mobility Solutions segment was primarily driven by net sales from the recently acquired Symbol business, as well as higher net sales in the government and public safety market. The 9% increase in net sales in the Home and Networks Mobility segment was primarily driven by a 74% increase in shipments of digital entertainment devices, particularly digital set-tops, including HD/DVR set-tops, and IPTV devices, partially offset by lower demand for iDEN infrastructure equipment in North America.

Gross Margin

Gross margin was $2.5 billion, or 28.1% of net sales, in the second quarter of 2007, compared to $3.4 billion, or 31.0% of net sales, in the second quarter of 2006. The decrease in gross margin reflects decreases in gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in gross margin in the Enterprise Mobility Solutions segment. The large decrease in gross margin in the Mobile Devices segment was primarily due to the 40% decrease in net sales and an unfavorable shift in product mix, partially offset by savings from supply chain cost-reduction initiatives. The decrease in gross margin in the Home and Networks segment was primarily due to continuing competitive pricing pressure on GSM infrastructure equipment and lower demand for iDEN infrastructure equipment in North America, partially offset by increased demand for digital entertainment devices. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily due to the 42% increase in net sales, driven by net sales from the recently acquired Symbol business.

Gross margin as a percentage of net sales decreased in the second quarter of 2007 compared to the second quarter of 2006, reflecting decreases in all three of the Company’s operating business segments. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 12% to $1.3 billion, or 14.8% of net sales, in the second quarter of 2007, compared to $1.2 billion, or 10.7% of net sales, in the second quarter of 2006. In the second quarter of 2007 compared to the second quarter of 2006, SG&A expenses increased in the Enterprise Mobility Solutions and Home and Networks Mobility segments and decreased in the Mobile Devices segment. The increase in the Enterprise Mobility Solutions segment was due to expenses of recently acquired businesses. The increase in the Home and Networks Mobility segment was primarily due to expenses of recently acquired businesses, partially offset by savings from cost-reduction initiatives. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses. SG&A expenses as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures increased 8% to $1.1 billion, or 12.8% of net sales, in the second quarter of 2007, compared to $1.0 billion, or 9.6% of net sales, in the second quarter of 2006. In the second quarter of 2007 compared to the second quarter of 2006, R&D expenditures increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment. The increase in the Mobile Devices segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. The increase in the Enterprise Mobility Solutions segment was due to expenditures of recently acquired businesses. The decrease in the Home and Networks Mobility segment was primarily due to savings from cost-reduction initiatives, partially offset by expenditures of recently acquired businesses and continued investment in digital entertainment devices and WiMAX. R&D expenditures as a percentage of net sales increased in the Mobile Devices segment and decreased in the Home and Networks Mobility and Enterprise Mobility Solutions segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Charges (Income)

The Company recorded net charges of $200 million in Other charges (income) in the second quarter of 2007, compared to net income of $354 million in the second quarter of 2006. The net charges of $200 million in the second quarter of 2007 include: (i) $95 million of charges relating to the amortization of intangibles, (ii) $78 million of net reorganization of business charges, and (iii) $25 million for an insurance reserve relating to a legal settlement. The net income of $354 million in the second quarter of 2006 included $410 million in income for a payment received relating to the Telsim collection settlement, partially offset by: (i) $36 million of net reorganization of business charges, and (ii) $20 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income

Net interest income was $32 million in the second quarter of 2007, compared to net interest income of $70 million in the second quarter of 2006. Net interest income in the second quarter of 2007 included interest income of $114 million, partially offset by interest expense of $82 million. Net interest income in the second quarter of 2006 included interest income of $158 million, partially offset by interest expense of $88 million. The decrease in net interest income was primarily attributed to the decrease in average cash, cash equivalents and Sigma Funds balances in the second quarter of 2007 compared to the second quarter of 2006, partially offset by higher interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $5 million in the second quarter of both 2007 and 2006. For both periods, the gains related to the sale of a number of small investments.

Other

Income classified as Other, as presented in Other income, was $17 million in the second quarter of 2007, compared to net income of $126 million in the second quarter of 2006. The net income of $17 million in the second quarter of 2007 was primarily comprised of $32 million of foreign currency gains, partially offset by $12 million of investment impairment charges. The net income of $126 million in the second quarter of 2006 was primarily comprised of: (i) a $105 million gain on a zero-cost collar derivative entered into to protect the Company’s investment in Sprint Nextel Corporation, and (ii) $15 million of foreign currency gains, partially offset by $12 million of investment impairment charges.

Effective Tax Rate

The effective tax rate was 63% in the second quarter of 2007, representing a $66 million net tax benefit, compared to 22% in the second quarter of 2006, representing a $374 million net tax expense. During the second quarter of 2007, the effective tax rate was favorably impacted by the settlement of tax positions, tax incentives received and the revaluation of deferred taxes in non-U.S. locations, partially offset by an increase in unrecognized tax benefits. The effective tax rate for the second quarter of 2007 excluding these items was 36%.

The 22% effective tax rate for the second quarter of 2006 was favorably impacted by $252 million of net tax benefits relating to the reduction of valuation allowances, incremental tax benefits related to 2005 cash repatriations, favorable tax settlements reached with foreign jurisdictions and tax benefits for foreign earnings permanently reinvested. The effective tax rate for the second quarter of 2006 excluding these items was 36%.

Earnings (Loss) from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $104 million in the second quarter of 2007, compared with earnings from continuing operations before income taxes of $1.7 billion in the second quarter of 2006. After taxes, the Company incurred a loss from continuing operations of $38 million, or $0.02 per diluted share, in the second quarter of 2007, compared with earnings from continuing operations of $1.3 billion, or $0.54 per diluted share, in the second quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in earnings (loss) from continuing operations before income taxes in the second quarter of 2007 compared to the second quarter of 2006 is primarily attributed to: (i) a $904 million decrease in gross margin, driven by decreases in gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in gross margin in the Enterprise Mobility Solutions segment, (ii) a $554 million increase in Other charges (income), (iii) a $142 million increase in SG&A expenses, (iv) a $109 million decrease in income classified as Other, as presented in Other income (expense), (v) an $80 million increase in R&D expenditures, and (vi) a $38 million decrease in net interest income.

Results of Operations—Six months ended June 30, 2007 compared to six months ended July 1, 2006

Net Sales

Net sales were $18.2 billion in the first half of 2007, down 11% compared to net sales of $20.5 billion in the first half of 2006. The decrease in net sales reflects a $3.9 billion decrease in net sales in the Mobile Devices segment, partially offset by a $1.1 billion increase in net sales in the Enterprise Mobility Solutions segment and a $443 million increase in net sales in the Home and Networks Mobility segment. The 29% decrease in net sales in the Mobile Devices segment was primarily driven by a 17% decrease in unit shipments and a 14% decrease in ASP. The 46% increase in net sales in the Enterprise Mobility Solutions segment was primarily driven by net sales from the recently acquired Symbol business, as well as higher net sales in the government and public safety market. The 10% increase in net sales in the Home and Networks Mobility segment was primarily driven by an increase in shipments of digital entertainment devices, particularly digital set-tops, including HD/DVR set-tops, and IPTV devices, partially offset by lower demand for iDEN infrastructure equipment in North America and continuing competitive pricing pressure on GSM infrastructure equipment.

Gross Margin

Gross margin was $4.9 billion, or 27.0% of net sales, in the first half of 2007, compared to $6.3 billion, or 30.7% of net sales, in the first half of 2006. The decrease in gross margin reflects decreases in gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily due to the 29% decrease in net sales and an unfavorable shift in product mix, partially offset by savings from supply chain cost-reduction initiatives. The decrease in gross margin in the Home and Networks segment was primarily due to continuing competitive pricing pressure on GSM infrastructure equipment and lower demand for iDEN infrastructure equipment in North America, partially offset by increased demand for digital entertainment devices. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily due to the 46% increase in net sales, driven by net sales from the recently acquired Symbol business.

Gross margin as a percentage of net sales decreased in the first half of 2007 compared to the first half of 2006, reflecting decreases in all three of the Company’s operating business segments.

Selling, General and Administrative Expenses

SG&A expenses increased 17% to $2.6 billion, or 14.4% of net sales, in the first half of 2007, compared to $2.2 billion, or 10.9% of net sales, in the first half of 2006. All three of the Company’s operating segments had higher SG&A expenses in the first half of 2007 compared to the first half of 2006. The increase in the Enterprise Mobility Solutions segment was due to expenses of newly acquired businesses. The increase in the Home and Networks Mobility segment was primarily due to expenses of newly acquired businesses, partially offset by savings from cost-reduction initiatives. The increase in the Mobile Devices segment was primarily due to increased expenditures on information technology upgrades and increased selling expenses. SG&A expenses as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment.

Research and Development Expenditures

R&D expenditures increased 12% to $2.2 billion, or 12.3% of net sales, in the first half of 2007, compared to $2.0 billion, or 9.8% of net sales, in the first half of 2006. In the first half of 2007 compared to the first half of 2006, R&D expenditures increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment. The increase in the Mobile Devices segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. The increase in the Enterprise Mobility Solutions segment was due to expenditures of recently acquired businesses. The decrease in the Home and Networks Mobility segment was primarily due to savings from cost-reduction initiatives, partially offset by expenditures of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
recently acquired businesses and continued investment in digital entertainment devices and WiMAX. R&D expenditures as a percentage of net sales increased in the Mobile Devices segment and decreased in the Enterprise Mobility Solutions and Home and Networks Mobility segments.

Other Charges (Income)

The Company recorded net charges of $590 million in Other charges (income) in the first half of 2007, compared to net income of $305 million in the first half of 2006. The net charges of $590 million in the first half of 2007 include: (i) $190 million of charges relating to the amortization of intangibles, (ii) $163 million of net reorganization of business charges, (iii) $140 million for legal settlements and related insurance reserves, and (iv) $97 million of in-process research and development charges (“IPR&D”) relating to 2007 acquisitions. The net income of $305 million in the first half of 2006 included $411 million in income for payments received relating to the Telsim collection settlement, partially offset by: (i) $66 million of net reorganization of business charges, and (ii) $39 million of charges relating to the amortization of intangibles. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income

Net interest income was $73 million in the first half of 2007, compared to net interest income of $137 million in the first half of 2006. Net interest income in the first half of 2007 included interest income of $248 million, partially offset by interest expense of $175 million. Net interest income in the first half of 2006 included interest income of $306 million, partially offset by interest expense of $169 million. The decrease in net interest income was primarily attributed to the decrease in average cash, cash equivalents and Sigma Funds balances in the first half of 2007 compared to the first half of 2006, partially offset by higher interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $4 million in the first half of 2007, compared to gains of $156 million in the first half of 2006. In the first half of 2007, the net gain relates to the sale of a number of small investments. In the first half of 2006, the net gains primarily related to a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation.

Other

Income classified as Other, as presented in Other income, was $16 million in the first half of 2007, compared to net income of $107 million in the first half of 2006. The net income of $16 million in the first half of 2007 was primarily comprised of $47 million of foreign currency gains, partially offset by $31 million of investment impairment charges. The net income of $107 million in the first half of 2006 was primarily comprised of: (i) a $72 million gain on a zero-cost collar derivative entered into to protect the Company’s investment in Sprint Nextel Corporation, and (ii) $36 million of foreign currency gains, partially offset by $18 million of investment impairment charges.

Effective Tax Rate

The effective tax rate was 41% in the first half of 2007, representing a $175 million net tax benefit, compared to 28% in the first half of 2006, representing a $766 million net tax expense. During the first half of 2007, the effective tax rate was favorably impacted by the settlement of tax positions, tax incentives received and the revaluation of deferred taxes in non-U.S. locations, partially offset by an increase in unrecognized tax benefits and a non-deductible IPR&D charge relating to the acquisition of Symbol. The effective tax rate for the first half of 2007 excluding these items was 39%. The increase in the effective tax rate is primarily due to the change in pre-tax income levels and changes in the mix of income and loss by region.

The 28% effective tax rate for the first half of 2006 was favorably impacted by $252 million of net tax benefits relating to the reduction of valuation allowances, incremental tax benefits related to 2005 cash repatriations, favorable tax settlements reached with foreign jurisdictions and tax benefit for foreign earnings permanently reinvested. The effective tax rate for the first half of 2006 excluding these items was 37%.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings (Loss) from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $431 million in the first half of 2007, compared with earnings from continuing operations before income taxes of $2.8 billion in the first half of 2006. After taxes, the Company incurred a loss from continuing operations of $256 million, or $0.11 per diluted share, in the first half of 2007, compared with earnings from continuing operations of $2.0 billion, or $0.79 per diluted share, in the first half of 2006.

The decrease in earnings (loss) from continuing operations before income taxes in the first half of 2007 compared to the first half of 2006 is primarily attributed to: (i) a $1.4 billion decrease in gross margin, driven by decreases in gross margin in the Mobile Devices and Home and Network Mobility segments, partially offset by an increase in gross margin in the Enterprise Mobility Solutions segment, (ii) an $895 million increase in Other charges (income), (iii) a $386 million increase in SG&A expenses, (iv) a $233 million increase in R&D expenditures, (v) a $152 million decrease in gains on the sale of investments and businesses, (vi) a $91 million decrease in income classified as Other, as presented in Other income (expense), and (vii) a $64 million decrease in net interest income.

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

The Company expects to realize payroll and lease cost-saving benefits of approximately $128 million during the remaining six months of 2007 from the plans that were initiated during the first half of 2007, representing $22 million of savings in Costs of sales, $76 million of savings in R&D expenditures, and $30 million of savings in SG&A expenditures. Beyond 2007, the Company expects the reorganization plans implemented during the first half of 2007 to provide annualized cost savings of approximately $369 million, representing $77 million of savings in Cost of sales, $214 million of savings in R&D expenditures, and $78 million of savings in SG&A expenditures.

2007 Charges

During the first half of 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans.

For the three months ended June 30, 2007, the Company recorded net reorganization of business charges of $101 million, including $23 million of charges in Costs of sales and $78 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $101 million are charges of $115 million for employee separation costs, offset by reversals for accruals no longer needed.

For the six months ended June 30, 2007, the Company recorded net reorganization of business charges of $179 million, including $16 million of charges in Costs of sales and $163 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $179 million are charges of $221 million for employee separation costs and $5 million for exit costs, offset by reversals for accruals no longer needed.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table displays the net charges incurred by segment for the three and six months ended June 30, 2007:

	Three Months	Six Months
	Ended	Ended
Segment	June 30, 2007	June 30, 2007

Mobile Devices	$68	$97
Home and Networks Mobility	16	50
Enterprise Mobility Solutions	(1)	7

	83	154
General Corporate	18	25

	$101	$179

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to June 30, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	June 30,
	2007	Charges	Adjustments	Used	2007

Exit costs—lease terminations	$54	$5	$2	$(19)	$42
Employee separation costs	104	221	(44)	(115)	166

	$158	$226	$(42)	$(134)	$208

(1)	Includes translation adjustments.
(2)	Includes accruals assumed through business acquisitions.

Exit Costs—Lease Terminations

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $5 million are primarily related to the planned exit of certain activities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represent accruals for exit costs assumed through business acquisitions. The $19 million used in 2007 reflects cash payments. The remaining accrual of $42 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at June 30, 2007, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $221 million represent severance costs for approximately an additional 4,100 employees, of which 1,100 were direct employees and 3,000 were indirect employees.

The adjustments of $44 million reflect $46 million of reversals of accruals no longer needed, partially offset by $2 million of accruals for severance plans assumed through business acquisitions. The $46 million of reversals represent 1,000 employees, and primarily relates to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. The $2 million of accruals represents severance plans for 300 employees assumed through business acquisitions.

During the first half of 2007, approximately 2,700 employees, of which 1,100 were direct employees and 1,600 were indirect employees, were separated from the Company. The $115 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $166 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at June 30, 2007, is expected to be paid to approximately 3,000 separated employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 Charges

For the three months ended July 1, 2006, the Company recorded net reorganization of business charges of $37 million, including $1 million of charges in Costs of sales and $36 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $37 million are charges of $44 million, primarily for employee separation costs, partially offset by $7 million of reversals for accruals no longer needed.

For the six months ended July 1, 2006, the Company recorded net reorganization of business charges of $108 million, including $42 million of charges in Costs of sales and $66 million of charges under Other charges (income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $108 million are charges of $116 million, primarily for employee separation costs and $6 million for fixed asset adjustments, partially offset by $14 million of reversals for reserves no longer needed.

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to July 1, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	July 1,
	2006	Charges	Adjustments	Used	2006

Exit costs—lease terminations	$50	$—	$(6)	$(11)	$33
Employee separation costs	53	116	(8)	(65)	96

	$103	$116	$(14)	$(76)	$129

(1)	Includes translation adjustments.

Exit Costs—Lease Terminations

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 adjustments of $6 million represent reversals of accruals no longer needed. The $11 million used in 2006 reflected cash payments. The remaining accrual of $33 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 1, 2006.

Employee Separation Costs

At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The 2006 additional charges of $116 million represented additional costs for approximately 3,200 employees. The adjustments of $8 million represented reversals of accruals no longer needed.

During the first half of 2006, approximately 1,900 employees were separated from the Company. The $65 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $96 million relating to 2,700 employees was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at July 1, 2006. Since that time, $48 million has been paid to approximately 1,800 separated employees and $43 million was reversed. The reversals were due to accruals no longer needed, primarily relating to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved, as described earlier under “2007 Charges.”

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Cash Equivalents

At June 30, 2007, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $2.8 billion, a decrease of $46 million compared to $2.8 billion at December 31, 2006. At June 30, 2007, $539 million of this amount was held in the U.S. and $2.2 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. At June 30, 2007, restricted cash was $166 million, compared to $131 million at December 31, 2006.

Operating Activities

In the first half of 2007, the Company used $27 million in net cash for operating activities, compared to $1.2 billion of net cash provided by operating activities in the first half of 2006. The primary contributor to operating cash flow usage was a $3.4 billion decrease in accounts payable and accrued liabilities, partially offset by: (i) a $2.4 billion decrease in accounts receivable, (ii) a $431 million decrease in inventories, (iii) $249 million of cash inflow due to changes in other assets and liabilities, (iv) a $190 million decrease in other current assets, and (v) earnings (loss) (adjusted for non-cash items) of $100 million.

Accounts Receivable:  The Company’s net accounts receivable were $5.5 billion at June 30, 2007, compared to $7.5 billion at December 31, 2006. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 57 days at June 30, 2007, compared to 58 days at December 31, 2006 and 54 days at July 1, 2006. The Company’s businesses sell their products in a variety of markets throughout the world. Payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

Inventory:  The Company’s net inventory was $3.0 billion at June 30, 2007, compared to $3.2 billion at December 31, 2006. The Company’s inventory turns were 8.3 at June 30, 2007, compared to 11.0 at December 31, 2006 and 11.0 at July 1, 2006. Inventory turns were calculated using an annualized rolling three months of cost of sales method. The significant decrease in inventory turns reflects lower than expected sales volumes in the Mobile Devices business during the first half of 2007. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Cash Conversion Cycle:  The Company’s cash conversion cycle (“CCC”) was 50 days at June, 30, 2007, compared to 38 days at December 31, 2006 and 36 days at July 1, 2006. CCC is calculated by adding DSO and days inventory outstanding (“DIO”) and subtracting days payable outstanding (“DPO”). DIO is calculated by dividing net inventory by the average daily cost of sales. DPO is calculated by dividing accounts payable by the average daily cost of sales. The significant increase in CCC was driven by higher CCC in the Mobile Devices segment, partially offset by lower CCC in the Home and Networks Mobility and Enterprise Mobility Solutions segments.

Reorganization of Business:  The Company has implemented various reorganization of businesses plans. Cash payments for employee separations and exit costs in connection with these plans were $134 million in the first half of 2007, as compared to $76 million in the first half of 2006. Of the $208 million reorganization of businesses accrual at June 30, 2007, $166 million relates to employee separation costs and is expected to be paid in 2007. The remaining $42 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Defined Benefit Plan Contributions:  The Company expects to make cash contributions totaling approximately $280 million to its U.S. pension plans and $120 million to its non-U.S. pension plans during 2007. The Company also expects to make cash contributions totaling approximately $24 million to its postretirement healthcare fund during 2007. During the first half of 2007, the Company has contributed an aggregate of $71 million and $17 million to its U.S. and non-U.S. pension plans, respectively, and $6 million to its post-retirement healthcare fund.

Investing Activities

The most significant components of the Company’s investing activities include: (i) Sigma Fund investments, (ii) strategic acquisitions and investments, (iii) short-term investments, (iv) capital expenditures, (v) sales of property, plant and equipment, and (vi) sales of investments and businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by investing activities was $2.5 billion for the first half of 2007, compared to net cash used of $183 million in the first half of 2006. This $2.7 billion increase in cash provided was primarily due to: (i) a $7.3 billion increase in cash received from the net sale of Sigma Fund investments, and (ii) an $18 million increase in proceeds received from the disposition of property, plant and equipment, partially offset by: (i) a $4.0 billion increase in cash used for acquisitions and investments, (ii) a $399 million increase in net purchases of short-term investments, (iii) a $177 million decrease in proceeds from the sales of investments and businesses, and (iv) a $21 million increase in capital expenditures.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their excess cash in a fund (the “Sigma Fund”) that is similar to a money market fund. During the second quarter of 2007, the Company liquidated a similar fund, Sigma Fund II, resulting in a single remaining fund. The Company received $7.3 billion in net cash from the proceeds of the sales of Sigma Funds investments in the first half of 2007, compared to $66 million in net cash from the proceeds of the sales of Sigma Funds investments in the first half of 2006. The Sigma Fund balance was $4.9 billion at June 30, 2007, compared to $12.2 billion at December 31, 2006. At June 30, 2007, $1.5 billion of the Sigma Fund investments were held in the U.S. and $3.4 billion were held by the Company or its subsidiaries in other countries.

The Sigma Fund portfolio is managed by four major outside investment management firms and includes investments in high quality (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Fund investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments held by the fund must be 120 days or less with the actual average maturity of the investments being 56 days and 53 days at June 30, 2007 and December 31, 2006, respectively. Certain investments with maturities beyond one year have been classified as short-term based on their highly-liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

Strategic Acquisitions and Investments:  The Company used cash for acquisitions and new investment activities of $4.2 billion in the first half of 2007, compared to cash used of $249 million in the first half of 2006. During the first half of 2007, the Company completed five strategic acquisitions for an aggregate of approximately $4.2 billion in net cash, including the acquisitions of: (i) Symbol Technologies, Inc. (part of the Enterprise Mobility Solutions segment) in January 2007 for approximately $3.5 billion, (ii) Good Technology, Inc. (part of the Enterprise Mobility Solutions segment) in January 2007 for approximately $438 million, (iii) Netopia, Inc. (part of the Home and Networks Mobility segment) in February 2007 for approximately $183 million, (iv) Tut Systems, Inc. (part of the Home and Networks Mobility segment) in March 2007, and (v) Modulus Video, Inc. (part of the Home and Networks Mobility segment) in June 2007. The largest components of the $249 million in cash used during the first half of 2006 were: (i) $108 million for the acquisition of Kreatel Communications AB (part of the Home and Networks Mobility segment), and (ii) the acquisition of Orthogon Systems (part of the Enterprise Mobility Solutions segment).

Short-Term Investments:  At June 30, 2007, the Company had $1.1 billion in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $620 million of short-term investments at December 31, 2006.

Capital Expenditures:  Capital expenditures in the first half of 2007 were $270 million, compared to $249 million in the first half of 2006. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $61 million in proceeds from the sales of investments and businesses in the first half of 2007, compared to proceeds of $238 million in the first half of 2006. The $61 million in proceeds in the first half of 2007 was primarily comprised of $39 million of net proceeds received in connection with the prior sale of the automotive electronics business upon the satisfaction of certain closing conditions. The $238 million in proceeds in the first half of 2006 was primarily comprised of $175 million from the sale of the Company’s remaining shares in Telus Corporation.

Available-For-Sale Securities:  In addition to available cash and cash equivalents, Sigma Fund investments and short-term investments, the Company views its available-for-sale securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At June 30, 2007, the Company’s available-for-sale securities portfolio had an approximate fair market value of $509 million, which represented a cost basis of $358 million and a net unrealized gain of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$151 million, predominantly representing the Company’s investment in Clearwire Corporation. At December 31, 2006, the Company’s available-for-sale securities portfolio had an approximate fair market value of $130 million, which represented a cost basis of $70 million and a net unrealized gain of $60 million.

Financing Activities

The most significant components of the Company’s financing activities are: (i) the purchase of the Company’s common stock under its share repurchase program, (ii) the payment of dividends, (iii) the issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan, (iv) repayment of debt, (v) net proceeds from commercial paper and short-term borrowings, (vi) distributions from (to) discontinued operations, and (vii) excess tax benefits from stock-based compensation.

Net cash used for financing activities was $2.5 billion in the first half of 2007, compared to net cash used for financing activities of $1.4 billion in the first half of 2006. Cash used for financing activities in the first half of 2007 was primarily: (i) $2.4 billion of cash used for the purchase of the Company’s common stock under the share repurchase program, (ii) $239 million of cash used to pay dividends, (iii) $172 million of cash used for the repayment of debt, and (iv) $62 million in distributions to discontinued operations, partially offset by proceeds of: (i) $212 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, (ii) $97 million in net cash received from the issuance of commercial paper and short-term borrowings, and (iii) $17 million in excess tax benefits from stock-based compensation.

Cash used for financing activities in the first half of 2006 was primarily: (i) $1.7 billion of cash used for the purchase of the Company’s common stock under the share repurchase program, and (ii) $199 million of cash used to pay dividends, partially offset by proceeds of: (i) $336 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, (ii) $66 million in excess tax benefits from stock-based compensation, and (iii) $42 million in net cash received from the issuance of commercial paper and short-term borrowings.

Short-term Debt:  At June 30, 2007, the Company’s outstanding notes payable and current portion of long-term debt was $1.8 billion, compared to $1.7 billion at December 31, 2006. During the first half of 2007, $114 million of 6.50% Senior Notes due March 1, 2008 (the “2008 6.50% Notes”) were reclassified to the current portion of long-term debt. Net cash proceeds from commercial paper and short-term borrowings were $97 million in the first half of 2007, compared to net cash proceeds of $42 million in the first half of 2006. At June 30, 2007 and December 31, 2006, the Company had $300 million of outstanding commercial paper. The Company currently expects its outstanding commercial paper balances to average approximately $300 million throughout 2007.

Long-term Debt:  At June 30, 2007, the Company had outstanding long-term debt of $2.6 billion compared to $2.7 billion outstanding at December 31, 2006. The change can be primarily attributed to the reclassification of the $114 million of 2008 6.50% Notes to the current portion of long-term debt. Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Redemptions and Repurchases of Outstanding Debt Securities:   In January 2007, the Company repaid, at maturity, all $118 million aggregate principal amount outstanding of its 7.6% Notes due January 1, 2007.

Share Repurchase Programs:  In July 2006, the Board of Directors authorized the Company to repurchase up to $4.5 billion of its outstanding shares of common stock over a period of up to 36 months ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”). In March 2007, the Board of Directors authorized a $3.0 billion increase in the 2006 Stock Repurchase Program, over the same timeframe. This increased the total size of the 2006 Stock Repurchase Program to an aggregate of $7.5 billion.

In March 2007, the Company announced that it had entered into an accelerated stock buyback agreement to repurchase $2.0 billion of its outstanding shares of common stock (the “March 2007 ASB”). In connection with the March 2007 ASB, the Company received 68 million shares in the first quarter of 2007 and an additional 34.4 million shares in the second quarter of 2007. The 102.4 million shares received to date represents the minimum number of shares to be received under the March 2007 ASB. The number of additional shares the Company may receive over the remaining term of the March 2007 ASB, which expires in the fourth quarter of 2007, will generally be based upon the volume-weighted average price of the Company’s common stock during that term, subject to the collar provisions that establish the minimum and maximum number of shares.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first half of 2007, the Company spent an aggregate of $2.4 billion, including transaction costs, to repurchase approximately 121.4 million common shares (including the 102.4 million shares received to date under the March 2007 ASB) at an average price of $19.41.

Since announcing its first-ever share repurchase program in May 2005, the Company has repurchased a total of 335 million common shares for an aggregate cost of $7.1 billion, including transaction costs. All repurchased shares have been retired. As of June 30, 2007, the Company had remaining authorization for approximately $4.4 billion of future share repurchases under the 2006 Stock Repurchase Program.

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

Name of			Commercial	Date of
Agency	Rating	Outlook	Paper	Last Action	Last Action Taken

Fitch	BBB+	negative	F-2	March 22, 2007	Downgraded long-term debt to BBB+ (negative outlook), from A− (stable outlook); Downgraded commercial paper to F-2 from F-1

Moody’s	Baa1	negative	P-2	July 13, 2007	Changed outlook to negative from stable

S&P	A−	credit watch negative	A-2	July 12, 2007	Long-term debt put on credit watch negative

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

Credit Facilities

At June 30, 2007, the Company’s total domestic and non-U.S. credit facilities totaled $4.1 billion, of which $316 million was considered utilized. These facilities are principally comprised of: (i) a $2.0 billion five-year revolving domestic credit facility maturing in December 2011 (the “5-Year Credit Facility”) which is not utilized, and (ii) $2.1 billion of non-U.S. credit facilities (of which $316 million was considered utilized at June 30, 2007). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Fund balances, short-term investments and other sources of liquidity, are generally available to support outstanding commercial paper, which was $300 million at June 30, 2007.

In order to borrow funds under the 5-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 5-Year Credit Facility include a covenant relating to the ratio of total debt to EBITDA. The Company was in compliance with the terms of the 5-Year Credit Facility at June 30, 2007. The Company has never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Customer Financing Commitments and Guarantees

Outstanding Commitments  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $330 million at June 30, 2007, compared to $398 million at December 31, 2006. Of these amounts, $262 million was supported by letters of credit or by bank commitments to purchase receivables at both June 30, 2007 and December 31, 2006.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $28 million and $122 million at June 30, 2007 and December 31, 2006, respectively (including $20 million and $19 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million and $47 million at June 30, 2007 and December 31, 2006, respectively (including $2 million relating to the sale of short-term receivables at both June 30, 2007 and December 31, 2006).

Customer Financing Arrangements

Outstanding Finance Receivables:  The Company had net finance receivables of $122 million at June 30, 2007, compared to $269 million at December 31, 2006 (net of allowances for losses of $9 million at June 30, 2007 and $10 million at December 31, 2006). These finance receivables are generally interest bearing, with rates ranging from 4% to 14%. Interest income recognized on finance receivables was $2 million for the second quarters of both 2007 and 2006 and $4 million for the first halves of both 2007 and 2006.

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

In the aggregate, at both June 30, 2007 and December 31, 2006, these committed facilities provided for up to $1.3 billion to be outstanding with the third parties at any time. As of June 30, 2007, $662 million of these committed facilities were utilized, compared to $817 million utilized at December 31, 2006. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables sold by the Company were $1.3 billion and $2.8 billion for the three and six months ended June 30, 2007, respectively (including $1.3 billion and $2.7 billion, respectively, of short-term receivables), compared to $1.6 billion and $2.8 billion sold for the three and six months ended July 1, 2006, respectively (including $1.5 billion and $2.7 billion, respectively, of short-term receivables). As of June 30, 2007, there were $1.0 billion of these sold receivables outstanding for which the Company retained servicing obligations (including $709 million of short-term receivables), compared to $1.1 billion outstanding at December 31, 2006 (including $789 million of short-term receivables).

Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $20 million and $19 million at June 30, 2007 and December 31, 2006, respectively. Reserves of $2 million and $4 million were recorded for potential losses on sold receivables at June 30, 2007 and December 31, 2006, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Legal Matters:  The Company has several lawsuits filed against it relating to the Iridium program, as further described under Part II, Item 1: Legal Proceedings of this document. The Company has not reserved for any potential liability that may arise as a result of U.S. litigation related to the Iridium program. While the still pending cases are in preliminary stages and the outcomes are not predictable, an unfavorable outcome in one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

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

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended June 30, 2007 and July 1, 2006 as detailed in Note 8, “Segment Information,” of the Company’s condensed consolidated financial statements.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. For the second quarter of 2007, the segment’s net sales represented 49% of the Company’s consolidated net sales, compared to 66% in the second quarter of 2006. For the first half of 2007, the segment’s net sales represented 53% of the Company’s consolidated net sales, compared to 66% in the first half of 2006.

	Three Months Ended			Six Months Ended
	June 30,	July 1,		June 30,	July 1,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment net sales	$4,273	$7,140	(40)%	$9,681	$13,543	(29)%
Operating earnings (loss)	(332)	804	***	(565)	1,506	***

***	Percentage change is not meaningful.

Three months ended June 30, 2007 compared to three months ended July 1, 2006

In the second quarter of 2007, the segment’s net sales were $4.3 billion, a decrease of 40% compared to net sales of $7.1 billion in the second quarter of 2006. The 40% decrease in net sales was primarily driven by a 31% decrease in unit shipments and a 14% decrease in average selling price (“ASP”) compared to the year-ago quarter. Mobile Devices was negatively affected by a difficult pricing environment and the segment’s limited portfolio of third-generation (“3G”) and multimedia products. On a product technology basis, net sales of products for GSM, CDMA and iDEN technologies decreased and net sales of products for 3G technologies increased. On a geographic basis, net sales decreased in all regions. During the second quarter of 2007, Mobile Devices continued its efforts to rebalance its market share and profitability objectives and placed a greater emphasis on improved profitability. These efforts were initiated in the first quarter of 2007.

The segment incurred an operating loss of $332 million in the second quarter of 2007, compared to operating earnings of $804 million in the second quarter of 2006. The operating loss was primarily due to the decrease in gross margin, driven by: (i) the 40% decline in net sales, and (ii) an unfavorable shift in product mix, partially offset by savings from supply chain cost-reduction initiatives. Also contributing to the decrease in operating earnings were increases in: (i) research and development (“R&D”) expenditures, as a result of an increase in developmental engineering for new

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
products and software, as well as ongoing investment in next-generation technologies, and (ii) reorganization of business charges relating to employee severance costs, partially offset by a decrease in selling, general and administrative (“SG&A”) expenses, driven primarily by lower marketing expenses. As a percentage of net sales in the second quarter of 2007 as compared to the second quarter of 2006, gross margin and operating margin decreased, and SG&A expenses and R&D expenditures increased. The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth.

Unit shipments in the second quarter of 2007 were 35.5 million units, a 31% decrease compared to shipments of 51.9 million units in the second quarter of 2006. With the decrease in the segment’s unit shipments, the segment estimates its worldwide market share to be approximately 13% in the second quarter of 2007, a decrease of approximately 9 percentage points versus the second quarter of 2006 and a decrease of approximately 4 percentage points versus the first quarter of 2007.

In the second quarter of 2007, ASP decreased approximately 14% compared to the second quarter of 2006 and remained relatively flat compared to the first quarter of 2007. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Six months ended June 30, 2007 compared to six months ended July 1, 2006

In the first half of 2007, the segment’s net sales were $9.7 billion, a decrease of 29% compared to net sales of $13.5 billion in the first half of 2006. The 29% decrease in net sales was primarily driven by a 17% decrease in unit shipments and a 14% decrease in ASP. Mobile Devices was negatively affected by a difficult pricing environment and the segment’s limited portfolio of 3G and multimedia products. On a product technology basis, net sales of products for GSM and iDEN technologies decreased and net sales of products for CDMA and 3G technologies increased. On a geographic basis, net sales decreased in all regions.

The segment incurred an operating loss of $565 million in the first half of 2007, compared to operating earnings of $1.5 billion in the first half of 2006. The operating loss was primarily due to the decrease in gross margin, driven by: (i) the 29% decline in net sales, and (ii) an unfavorable shift in product mix, partially offset by savings from supply chain cost-reduction initiatives. Also contributing to the decrease in operating earnings were increases in: (i) R&D expenditures, as a result of an increase in developmental engineering for new products and software, as well as ongoing investment in next-generation technologies, (ii) SG&A expenses, primarily due to increased expenditures on information technology upgrades and increased selling expenses, and (iii) reorganization of business charges relating to employee severance costs. As a percentage of net sales in the first half of 2007 as compared to the first half of 2006, gross margin and operating margin decreased, and SG&A expenses and R&D expenditures increased.

Home and Networks Mobility Segment

The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) end-to-end digital video system solutions and interactive set-tops (“digital entertainment devices”), (ii) voice and data modems for digital subscriber line and cable networks (“broadband gateways”), (iii) wireline broadband access systems, and (iv) wireless access systems (“wireless networks”), including cellular infrastructure systems, to cable and satellite television operators, wireline carriers and wireless service providers. For the second quarter of 2007, the segment’s net sales represented 29% of the Company’s consolidated net sales, compared to 22% in the second quarter of 2006. For the first half of 2007, the segment’s net sales represented 27% of the Company’s consolidated net sales, compared to 22% in the first half of 2006.

	Three Months Ended			Six Months Ended
	June 30,	July 1,		June 30,	July 1,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment net sales	$2,564	$2,343	9%	$4,901	$4,458	10%
Operating earnings (loss)	191	222	(14)%	358	383	(7)%

Three months ended June 30, 2007 compared to three months ended July 1, 2006

In the second quarter of 2007, the segment’s net sales increased 9% to $2.6 billion, compared to $2.3 billion in the second quarter of 2006. The 9% increase in net sales primarily reflects higher net sales of digital entertainment devices

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and broadband gateways, partially offset by lower net sales of wireless networks. Net sales of digital entertainment devices increased 51%, reflecting increased demand for digital set-tops, including high-definition/digital video recorder (“HD/DVR”) set-tops, and Internet Protocol television (“IPTV”) devices, partially offset by a decline in ASPs due to a product mix shift towards all digital set-tops. Unit shipments of digital entertainment devices increased 74% to 4.2 million units. During the second quarter, the segment began shipping digital set-tops that support the Federal Communication Commission (“FCC”) — mandated separable security requirement. Also contributing to the increase in net sales was a 20% increase in net sales of broadband gateways, primarily due to: (i) higher demand for voice modems, and (ii) higher net sales of data modems, driven by net sales from the recently acquired Netopia business. The segment continues to be the worldwide leader in market share for digital entertainment devices and broadband data gateways. These increases were partially offset by a 7% decrease in net sales of wireless networks, primarily driven by lower demand for iDEN infrastructure equipment in North America.

On a geographic basis, the 9% increase in net sales was primarily driven by higher net sales in North America and Asia, partially offset by lower net sales in the Europe, Middle East and Africa region (“EMEA”). The increase in net sales in North America was driven primarily by higher net sales of digital entertainment devices, partially offset by lower demand for iDEN infrastructure equipment. The increase in net sales in Asia was primarily due to higher demand for GSM infrastructure equipment despite the continuing competitive pricing pressure. The decrease in net sales in EMEA was primarily due to continuing competitive pricing pressure on GSM infrastructure equipment. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for approximately 55% of the segment’s total net sales in the second quarter of 2007, compared to approximately 54% of the segment’s total net sales in the second quarter of 2006.

The segment reported operating earnings of $191 million in the second quarter of 2007, compared to operating earnings of $222 million in the second quarter of 2006. The decrease in operating earnings was primarily due to the decrease in gross margin, driven by: (i) continued competitive pricing pressure on GSM infrastructure equipment, and (ii) lower demand for iDEN infrastructure equipment in North America, partially offset by the increase in demand for digital entertainment devices. SG&A expenses increased, primarily due to expenses of recently acquired businesses, partially offset by savings from cost-reduction initiatives. R&D expenditures decreased primarily due to savings from cost-reduction initiatives, partially offset by expenditures of recently acquired businesses and continued investment in digital entertainment devices and WiMAX. As a percentage of net sales in the second quarter of 2007 as compared to the second quarter of 2006, gross margin, SG&A expenses, R&D expenditures and operating margin decreased. The segment’s gross margin percentages differ among its services, software and equipment products. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period.

During the second quarter of 2007, the segment completed the acquisition of Modulus Video, Inc., a provider of MPEG-4 Advanced Coding (“AVC”) compression systems designed for delivery of high value video content in the IPTV, cable, broadcast and satellite marketplace.

After the end of the second quarter of 2007, the segment: (i) announced its intention to acquire Leapstone Systems, Inc., a provider of intelligent multimedia service delivery and content management solutions to networks operators, and (ii) completed the acquisition of Terayon Communication Systems, Inc., a provider of real-time digital video networking applications to cable, satellite and telecommunication service providers worldwide.

Six months ended June 30, 2007 compared to six months ended July 1, 2006

In the first half of 2007, the segment’s net sales increased 10% to $4.9 billion, compared to $4.5 billion in the first half of 2006. The 10% increase in net sales primarily reflects higher net sales of digital entertainment devices and broadband gateways, partially offset by lower net sales of wireless networks. Net sales of digital entertainment devices increased 54%, reflecting increased demand for digital set-tops, including HD/DVR set-tops, and IPTV devices, partially offset by a decline in ASP due to a product mix shift towards all-digital set-tops. Unit shipments of digital entertainment devices increased 104% to 9.1 million units. Also contributing to the increase in net sales was an 11% increase in net sales of broadband gateways, primarily due to: (i) higher demand for voice modems, and (ii) higher net sales of data modems, driven by net sales from the recently acquired Netopia business. These increases were partially offset by a 6% decrease in net sales of wireless networks, primarily driven by lower demand for iDEN infrastructure equipment in North America and continuing competitive pricing pressure on GSM infrastructure equipment.

FCC regulations mandating the separation of security functionality from set-tops went into effect on July 1, 2007. As a result of these regulations, many cable service providers accelerated their purchases of set-tops in the first half of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Accordingly, although the segment expects continued growth in net sales of digital entertainment devices, it expects the pace of that growth to be slower in the second half of 2007 than it was in the first half of 2007.

On a geographic basis, the 10% increase in net sales was primarily driven by higher net sales in North America and Asia, partially offset by lower net sales in EMEA. The increase in net sales in North America was driven primarily by higher sales of digital entertainment devices, partially offset by lower demand for iDEN infrastructure equipment. The increase in net sales in Asia was primarily due to increased demand for GSM infrastructure equipment despite the continuing competitive pricing pressure. The decrease in EMEA was primarily due to continuing competitive pricing pressure on GSM infrastructure equipment. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s total net sales in the first half of 2007, compared to approximately 55% of the segment’s total net sales in the first half of 2006.

The segment reported operating earnings of $358 million in the first half of 2007, compared to operating earnings of $383 million in the first half of 2006. The decrease in operating earnings was primarily due to the decrease in gross margin, driven by: (i) continued competitive pricing pressure on GSM infrastructure equipment, and (ii) lower demand for iDEN infrastructure equipment in North America, partially offset by: (i) the increase in demand for digital entertainment devices, and (ii) the reversal of reorganization of business accruals recorded in 2006 relating to employee severance which are no longer needed. SG&A expenses increased, primarily due to expenses of recently acquired businesses, partially offset by savings from cost-reduction initiatives. R&D expenditures decreased, primarily due to savings from cost-reduction initiatives, partially offset by expenditures of recently acquired businesses and continued investment in digital entertainment devices and WiMAX. As a percentage of net sales in the first half of 2007 as compared to the first half of 2006, gross margin, SG&A expenses, R&D expenditures and operating margin decreased.

In addition to the 2007 acquisitions noted above, during the first quarter of 2007 the segment completed the acquisitions of: (i) Netopia, Inc., a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, and (ii) Tut Systems, Inc., a leading developer of edge routing and video encoders. These acquisitions enhance our ability to provide a complete end-to-end solution for the delivery of advanced video, voice and data services.

Enterprise Mobility Solutions Segment

The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety (which, together with all sales to distributors of two-way communications products, is referred to as the “government and public safety market”), as well as utility, transportation, retail and other commercial customers (which, collectively are referred to as the “commercial enterprise market”). For the second quarter of 2007, the segment’s net sales represented 22% of the Company’s consolidated net sales, compared to 13% in the second quarter of 2006. For the first half of 2007, the segment’s net sales represented 20% of the Company’s consolidated net sales, compared to 12% in the first half of 2006.

	Three Months Ended			Six Months Ended
	June 30,	July 1,		June 30,	July 1,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment net sales	$1,920	$1,355	42%	$3,637	$2,492	46%
Operating earnings (loss)	303	239	27%	434	381	14%

Three months ended June 30, 2007 compared to three months ended July 1, 2006

In the second quarter of 2007, the segment’s net sales increased 42% to $1.9 billion, compared to $1.4 billion in the second quarter of 2006. The net sales in the commercial enterprise market have increased significantly, driven by net sales from the recently acquired Symbol business. The net sales in the government and public safety market increased 5%, primarily due to increased net sales to U.S. government agencies. The 42% increase in net sales reflects higher net sales in all geographic regions. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 63% of the segment’s total net sales in the second quarter of 2007, compared to 64% in the second quarter of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The segment reported operating earnings of $303 million in the second quarter of 2007, compared to operating earnings of $239 million in the second quarter of 2006. The increase in operating earnings was primarily due to the increase in gross margin from the commercial enterprise market, which was driven by net sales from the recently acquired Symbol business. This improvement in gross margin was partially offset by increases in SG&A and R&D expenses, primarily due to expenses from recently acquired businesses. As a percentage of net sales in the second quarter of 2007 as compared to the second quarter of 2006, gross margin, R&D expenditures and operating margin decreased, and SG&A expenses increased.

Six months ended June 30, 2007 compared to six months ended July 1, 2006

In the first half of 2007, the segment’s net sales increased 46% to $3.6 billion, compared to $2.5 billion in the first half of 2006. The net sales in the commercial enterprise market have increased significantly, driven by the net sales from the recently acquired Symbol business. The net sales in the government and public safety market increased 9%, primarily due to increased net sales to U.S. government agencies. The 46% increase in net sales reflects higher net sales in all geographic regions. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for approximately 62% of the segment’s total net sales in the first half of 2007, compared to approximately 64% in the first half of 2006.

The segment reported operating earnings of $434 million in the first half of 2007, compared to operating earnings of $381 million in the first half of 2006. The increase in operating earnings was primarily due to the increase in gross margin from the commercial enterprise market, which was driven by net sales from the recently acquired Symbol business. This improvement in gross margin was partially offset by: (i) an inventory-related charge in connection with the acquisition of Symbol, and (ii) an increase in SG&A and R&D expenses, primarily due to expenses from recently acquired businesses. As a percentage of net sales in the first half of 2007 as compared to the first half of 2006, gross margin, R&D expenditures and operating margin decreased, and SG&A expenses increased.

During the first quarter of 2007, the Company completed the acquisition of Symbol Technologies, Inc. (“Symbol”), a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions. Symbol’s offerings feature rugged mobile computing, advanced data capture, radio frequency identification (“RFID”), wireless infrastructure and mobility management. Symbol has become the cornerstone of the segment’s strategy to enable the mobile enterprise within the commercial enterprise market. Key elements in the segment’s enterprise mobility strategy include offering a comprehensive portfolio of products and services to help businesses: (i) streamline their supply chains, (ii) improve customer service in the field, (iii) increase data collection accuracy, and (iv) enhance worker productivity. Results of operations of Symbol have been included in the segment’s results since the acquisition date.

During the first quarter of 2007, the Company also completed the acquisition of Good Technology, Inc., a leader in enterprise mobile computing software and service, to extend the segment’s mobile computing capabilities while also increasing the segment’s client base.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

— Inventory valuation reserves

— Taxes on income

— Valuation of investments and long-lived assets

— Restructuring activities

— Retirement-related benefits

In the second quarter of 2007, there has been no change in the above critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. Among other things FIN 48 prescribes a “more-likely-than-not” threshold to the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The adoption of FIN 48 resulted in an increase in the opening balance of retained earnings of $27 million and additional paid in capital of $93 million. Upon adoption of FIN 48 the Company also reclassified unrecognized tax benefits of $877 million from Deferred income taxes to Other liabilities.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 has certain recognition and disclosure requirements which the Company adopted as of December 31, 2006. Additionally, SFAS 158 requires employers to measure defined benefit plan assets and obligations as of the date of the statement of financial position. This measurement date provision is effective for fiscal years ending after December 31, 2008. The Company does not believe the impact of the change in measurement date will be material to its consolidated financial statements.

In September 2006, the FASB issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967” based on the substance of the agreement with the employee. Under the provisions of these Statements, a liability should be accrued equal to the actuarial present value of the future death benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effects of applying EITF 06-4 may be reflected either as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or through retrospective application to all prior periods. The Company is currently assessing the impact of EITF 06-4 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

Realignment of Segments

As described in a Form 8-K filed on July 17, 2007, the Company has realigned its operations, effective as of the second quarter of 2007, into the following three business segments in order to better align its operations with the evolving nature of our customers and served markets: (i) Mobile Devices, (ii) Home and Networks Mobility, and (iii) Enterprise Mobility Solutions. The Form 8-K filed on July 17, 2007 presented the Company’s segment net sales and operating earnings for 2006 and first quarter of 2007 reclassified to reflect the presentation of the realigned segments.

Reclassifications and Immaterial Adjustments

As described in a Form 8-K filed on July 17, 2007, the Company has made two immaterial adjustments to our previously filed consolidated financial statements. The Form 8-K filed on July 17, 2007 presented the Company’s 2004, 2005, 2006 and first quarter 2007 financial information reflecting the recently identified immaterial adjustments. The impact of these adjustments to the condensed consolidated financial statements and related notes reported in this Form 10-Q are detailed below:

•	The first adjustment has a minor offsetting impact on the Condensed Consolidated Statements of Operations. The immaterial adjustment relates solely to the elimination of inter-segment sales relating to a business in our Home and Networks Mobility segment. The impact of the immaterial adjustment was $56 million and $32 million for the three and six months ended July 1, 2006, respectively, between Net sales and Costs of sales and has no impact on Gross margin, Operating earnings or any other financial statement line items. The adjustment has no impact on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows.

•	The second adjustment has a minor impact on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The immaterial adjustment relates solely to a $396 million change in classification of certain deposits between Cash and cash equivalents and Short-term investments at December 31, 2006. The resulting impact on the Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 2007 was a $396 million adjustment to Purchases of short-term investments, which resulted in a change to the Net decrease in cash and cash equivalents for the period, but has no impact on net cash provided by operating activities. The adjustment has no impact on the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Stockholders’ Equity.

Effective in the fourth quarter 2006, the Company reflects costs associated with the amortization of intangible assets and in-process research and development at the corporate level rather than at the business segment level. Accordingly, these costs have been reclassified in prior period financial statements from the corresponding business segment to Other and Eliminations to conform to the current period presentation. In addition, certain costs associated with amortization of intangible assets, information technology development and new product introduction costs have been reclassified between statement lines in the consolidated statements of operations in the prior period financial statements to conform to the current period presentation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as a part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract. During the second quarter, certain hedged forecasted transactions were no longer probable. As a result, the hedging relationship was de-designated on the underlying instruments, resulting in a gain of $8 million which was included in Foreign currency gain in Other within Other income in the Company’s condensed consolidated statements of operations.

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

At June 30, 2007 and December 31, 2006, the Company had net outstanding foreign exchange contracts totaling $4.0 billion and $4.8 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income in the Company’s condensed consolidated statements of operations. The following table shows the five largest net foreign exchange contract positions as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
Buy (Sell)	2007	2006

Chinese Renminbi	$(1,821)	$(1,195)
Euro	(793)	(2,069)
Brazilian Real	(259)	(466)
Japanese Yen	310	143
Taiwan Dollar	173	87

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have investment grade credit ratings, to fail to meet their obligations.

Interest Rate Risk

At June 30, 2007, the Company’s short-term debt consisted primarily of $300 million of commercial paper, priced at short-term interest rates. The Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays these outstanding interest rate swaps at June 30, 2007:

	Notional Amount	Underlying Debt
Date Executed	Hedged	Instrument

August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010

	$2,524

The weighted average short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 8.0% for the three months ended June 30, 2007. The fair value of the above interest rate swaps at June 30, 2007 and December 31, 2006, was $(52) million and $(47) million, respectively. Except as noted below, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at June 30, 2007 or December 31, 2006.

The Company designated the above interest rate swap agreements as part of a fair value hedging relationship. As such, changes in the fair value of the hedging instrument, as well as the hedged debt are recognized in earnings, therefore adjusting the carrying amount of the debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements. In the event the underlying debt instrument matures or is redeemed or repurchased, the Company intends to terminate the corresponding interest rate swap contracts.

Additionally, effective December 31, 2006, one of the Company’s European subsidiaries entered into interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is floating based on 3-month EURIBOR plus a spread. The Interest Agreements change the characteristics of interest rate payments from short-term EURIBOR based variable payments to maximum fixed-rate payments. The Interest Agreements are not accounted for as part of a hedging relationship and accordingly the changes in the fair value of the Interest Agreements are included in Other income in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreements at June 30, 2007 and December 31, 2006 was $4 million and $1 million, respectively. The weighted average fixed rate payments on these EURIBOR interest rate agreements was 6.0%.

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

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Looking Forward”, about benefits from realigning our businesses, profitability and performance of our operating business segments, and cost savings from our cost-reduction initiatives; (2) “Management’s Discussion and Analysis,” about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs, (b) the Company’s ability and cost to repatriate funds, (c) future cash contributions to pension plans or retiree health benefit plans, (d) outstanding commercial paper balances, (e) the Company’s ability and cost to access the capital markets, (f) the Company’s plans with respect to the level of outstanding debt, (g) expected payments pursuant to commitments under long-term agreements, (h) the outcome of ongoing and future legal proceedings, (i) the completion and impact of pending acquisitions and divestitures, and (j) the impact of recent accounting pronouncements on the Company; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters and the resulting impact on the Company, and (4) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” on pages 16 through 24 of our 2006 Annual Report on Form 10-K, on pages 43 through 44 of our first quarter 2007 Form 10-Q and on page 49 of this Form 10-Q. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage

On April 19, 2001, Farina v. Nokia, Inc., et al., was filed in the Pennsylvania Court of Common Pleas, Philadelphia County. Farina claimed that the failure to incorporate a remote headset into cellular phones rendered the phones defective by exposing users to biological injury and health risks and sought compensatory damages and injunctive relief. After removal to federal court, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) transferred Farina and three similar but now dismissed cases to the United States District Court for the District of Maryland (the “MDL Court”) for coordinated or consolidated pretrial proceedings in the matter called In re Wireless Telephone Radio Frequency Emissions Products Liability Litigation (the “MDL Proceeding”).

In 2005, as a result of a decision of the United States Court of Appeals for the Fourth Circuit, the Farina case was remanded to the Pennsylvania state courts. In late 2005 and early 2006, Plaintiffs in Farina amended their complaints to add allegations that cellular telephones sold without headsets are defective because they present a safety risk when used while driving and to seek punitive damages. Farina also seeks declaratory relief and treble and statutory damages. After the Farina complaint was amended, on February 17, 2006, a newly-added defendant to the Farina case removed the case to federal court. After initial consolidation with the MDL Proceeding, on June 11, 2007, the MDL Panel transferred Farina back to the federal district court in Philadelphia. Plaintiffs’ motion to remand and defendants’ motions to dismiss are pending.

Brower v. Motorola, Inc., et al., filed April 19, 2001 in the Superior Court of the State of California, County of San Diego, was dismissed on May 18, 2007, following the plaintiff’s Motion to Dismiss the action without prejudice. This case had alleged that plaintiff’s brain cancer was caused by use of a cellular phone and also alleged deceptive and misleading actions by defendants falsely stating that cellular phones are safe and by failing to disclose studies that allegedly show cellular phones can cause harm.

Iridium Bankruptcy Court Lawsuit

Motorola was sued by the Official Committee of the Unsecured Creditors of Iridium in the United States Bankruptcy Court for the Southern District of New York (the “Iridium Bankruptcy Court”) on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty and fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. Trial began on the solvency portion of these claims on October 23, 2006 and concluded on June 5, 2007. As of the date hereof, no decision has been rendered.

Previously, in March 2001, the Iridium Bankruptcy Court approved a settlement between the unsecured creditors of the Iridium Debtors and the Iridium Debtors’ pre-petition secured lenders that created and funded a vehicle for pursuing litigation against Motorola. Motorola appealed the approval of the settlement, first to the United States District Court for the Southern District of New York and thereafter to the United States Court of Appeals for the Second Circuit. On March 5, 2007, the Court of Appeals vacated the District Court order approving the settlement and directed that the case be remanded to the Iridium Bankruptcy Court for further proceedings.

Telsim Class Action Securities Lawsuits

A purported class action lawsuit, Barry Family LP v. Carl F. Koenemann, was filed against the former chief financial officer of Motorola on December 24, 2002 in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In 2003, it was consolidated with a number of related cases as In re Motorola Securities Litigation in the United States District Court for the Northern District of Illinois (the “Illinois District Court”). During 2005, the Illinois District Court certified the case as a class action.

On April 12, 2007, the parties entered into a settlement agreement, pursuant to which, upon final approval by the court, Motorola is obligated to pay $190 million to the class and all claims against Motorola by the class will be dismissed and released. On June 12, 2007, the Illinois District Court issued an order preliminarily approving of the settlement and set a hearing for September 7, 2007 to consider final approval and any objections to the settlement. In the first quarter of 2007, the Company recorded a charge of $190 million for the legal settlement, partially offset by $75 million of estimated insurance recoveries, of which $50 million had been tendered by certain insurance carriers. Motorola paid $190 million into an escrow account as required by the settlement agreement. During the second quarter of 2007, the Company commenced actions against the non-tendering insurance carriers. As of June 2007, in response to these actions, each insurance carrier who has responded denied coverage, citing various policy provisions. As a result of this denial of coverage and related actions, the Company has recorded a reserve of $25 million against the receivable from insurance carriers. The Company intends to vigorously pursue collection of the settlement amounts against the non-tendering insurance carriers.

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

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 16 through 24 of the Company’s 2006 Annual Report on Form 10-K and on page 43 through 44 of the Company’s first quarter 2007 Form 10-Q. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K and in the first quarter 2007 Form 10-Q, the reader should also consider the following risk factor:

We face risks related to ongoing patent-related disputes between Qualcomm and Broadcom.

Motorola is a purchaser of CDMA EV-DO baseband processor chips and chipsets from Qualcomm Incorporated (“Qualcomm”). Qualcomm and Broadcom Corporation (“Broadcom”) are engaged in several patent-related legal actions. In these cases, Broadcom is seeking orders to ban the importation into the U.S. of Qualcomm’s EV-DO baseband processor chipsets and certain “downstream” products that contain them (including Motorola CDMA handsets) and/or limit Qualcomm’s ability to provide certain services or take certain actions in the U.S. relating to the chipsets.

Unless there are intervening events, on August 6, 2007 an order of the U.S. International Trade Commission (the “ITC”) will go into effect excluding (among other things) the importation of new model CDMA handsets that contain Qualcomm’s EV-DO baseband processor chip. A final outcome adverse to Qualcomm in the ITC action and/or other actions pending in Federal courts could have a negative impact on Motorola’s performance, particularly if the outcome extends to Motorola’s products by making it impossible, difficult or more expensive to make and/or import our products into the U.S. While Motorola continues to work with Qualcomm and others on contingency plans relating to these cases, there is no guarantee that such plans will prove successful or be immune from further legal challenge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a) Total Number		as Part of Publicly	May Yet be Purchased
	of Shares	(b) Average Price	Announced Plans or	Under the Plans or
Period	Purchased(3)	Paid per Share(3)	Programs(1)(2)(3)	Programs(1)(2)(3)

04/01/07 to 04/28/07	0		0	4,440,908,130
04/29/07 to 05/26/07	0		0	4,440,908,130
05/27/07 to 06/30/07	0		0	4,440,908,130

Total	0		0

(1)	The Company announced on July 24, 2006, that its Board of Directors authorized the Company to repurchase up to $4.5 billion of its outstanding shares of common stock over a 36-month period ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”). On March 21, 2007, the Company announced that its Board of Directors authorized an increase in the aggregate size of the 2006 Stock Repurchase Program to $7.5 billion to be completed over the same time period.

(2)	The Company also announced on March 21, 2007, that it entered into an agreement to repurchase $2.0 billion of its outstanding shares of common stock, through an accelerated stock buyback agreement (“ASB”). Under the ASB, the Company immediately paid $2.0 billion and received an initial 68 million shares in March. In April, the Company received an additional 34.4 million shares under the ASB. The 102.4 million shares represents the minimum number of shares to be received under the ASB. The number of additional shares the Company may receive over the remaining term of the ASB, which expires in the fourth quarter of 2007, will generally be based upon the volume-weighted average price of the Company’s common stock during the term of the ASB, subject to collar provisions that establish the minimum and maximum number of shares.

(3)	The 34.4 million shares delivered under the ASB that were delivered in April, but paid for in March, were previously reported as purchases during the 2/24/07 to 3/31/07 time period.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to Vote of Security Holders.

The Company held its annual meeting of stockholders on May 7, 2007, and the following matters were voted on at that meeting:

1. The election of the following 11 directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

Director	For	Withheld

Edward J. Zander	1,620,602,691	55,487,272
David W. Dorman	1,613,736,279	62,353,684
Judy C. Lewent	1,623,884,303	52,205,660
Thomas J. Meredith	1,637,477,877	38,612,086
Nicholas Negroponte	1,625,939,520	50,150,443
Samuel C. Scott III	1,618,221,801	57,868,162
Ron Sommer	1,626,712,582	49,377,381
James R. Stengel	1,627,496,588	48,593,375
Douglas A. Warner III	1,627,459,163	48,630,800
Dr. John A. White	931,713,895	17,090,451
Miles D. White	1,622,320,998	53,768,965

Carl C. Icahn who received 717,072,378 votes For and 10,213,239 votes Withheld, was not elected to the Board.

2. The amendment to the Motorola Employee Stock Purchase Plan of 1999 was approved by the following vote: For, 1,542,814,260; Against, 56,234,151; Abstain, 76,970,821.

3. A shareholder proposal regarding a shareholder vote on executive compensation was approved by the following vote: For, 867,789,506; Against, 739,065,945; Abstain, 69,229,463.

4. A shareholder proposal regarding recouping unearned management bonuses was approved by the following vote: For, 992,501,606; Against, 605,303,175; Abstain, 78,214,460.

Item 5. Other Information.

Not applicable

Item 6. Exhibits

Exhibit No.		Description

*10	.26	2006 Motorola Incentive Plan, as amended through July 5, 2007.
*10	.29	Motorola Elected Officers Supplementary Retirement Plan amended effective as of June 30, 2005, reflecting amendments through May 8, 2007.
*10	.35	Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003, as amended through May 11, 2007.
10.40		Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options Granted to Edward J. Zander on May 8, 2007 (incorporated by reference to Exhibit 10.40 to Motorola’s Report on Form 8-K filed on May 14, 2007 (File No. 1-7221)).
*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Thomas J. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Thomas J. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Marc E. Rothman
Marc E. Rothman
Senior Vice President, Finance and Corporate Controller
(Duly Authorized Officer and
Chief Accounting Officer of the Registrant)

Date: August 2, 2007

EXHIBIT INDEX

Exhibit No.		Description

*10	.26	2006 Motorola Incentive Plan, as amended through July 5, 2007.
*10	.29	Motorola Elected Officers Supplementary Retirement Plan amended effective as of June 30, 2005, reflecting amendments through May 8, 2007.
*10	.35	Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003, as amended through May 11, 2007.
10.40		Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options Granted to Edward J. Zander on May 8, 2007 (incorporated by reference to Exhibit 10.40 to Motorola’s Report on Form 8-K filed on May 14, 2007 (File No. 1-7221)).
*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Thomas J. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Thomas J. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith