Form 10-Q
period 2007-09-29
MOTOROLA INC
filed 2007-11-06
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 29, 2007
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 29, 2007:

Class	Number of Shares

Common Stock; $3 Par Value	2,284,320,984

Part I — Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In millions, except per share amounts)	2007	2006	2007	2006

Net sales	$8,811	$10,603	$26,976	$31,055
Costs of sales	6,306	7,233	19,564	21,397

Gross margin	2,505	3,370	7,412	9,658

Selling, general and administrative expenses	1,210	1,123	3,819	3,346
Research and development expenditures	1,100	1,046	3,332	3,045
Other charges (income)	205	233	795	(72)

Operating earnings (loss)	(10)	968	(534)	3,339

Other income (expense):
Interest income, net	7	90	80	227
Gains on sales of investments and businesses, net	5	10	9	166
Other	6	87	22	194

Total other income	18	187	111	587

Earnings (loss) from continuing operations before income taxes	8	1,155	(423)	3,926
Income tax expense (benefit)	(32)	428	(207)	1,194

Earnings (loss) from continuing operations	40	727	(216)	2,732
Earnings from discontinued operations, net of tax	20	241	67	306

Net earnings (loss)	$60	$968	$(149)	$3,038

Earnings (loss) per common share:
Basic:
Continuing operations	$0.02	$0.30	$(0.09)	$1.11
Discontinued operations	0.01	0.10	0.03	0.13

	$0.03	$0.40	$(0.06)	$1.24

Diluted:
Continuing operations	$0.02	$0.29	$(0.09)	$1.09
Discontinued operations	0.01	0.10	0.03	0.12

	$0.03	$0.39	$(0.06)	$1.21

Weighted average common shares outstanding:
Basic	2,290.2	2,418.1	2,322.7	2,456.7
Diluted	2,318.4	2,476.8	2,322.7	2,517.0

Dividends paid per share	$0.05	$0.05	$0.15	$0.13

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

	September 29,	December 31,
(In millions, except per share amounts)	2007	2006

ASSETS
Cash and cash equivalents	$2,315	$2,816
Sigma Funds	5,021	12,204
Short-term investments	1,063	620
Accounts receivable, net	5,165	7,509
Inventories, net	2,995	3,162
Deferred income taxes	1,873	1,731
Other current assets	3,233	2,933

Total current assets	21,665	30,975

Property, plant and equipment, net	2,536	2,267
Investments	951	895
Deferred income taxes	2,472	1,325
Goodwill	4,676	1,706
Other assets	2,469	1,425

Total assets	$34,769	$38,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$1,523	$1,693
Accounts payable	3,671	5,056
Accrued liabilities	7,707	8,676

Total current liabilities	12,901	15,425

Long-term debt	2,628	2,704
Other liabilities	4,196	3,322

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,857	7,197
Issued shares: 09/29/07 — 2,285.5; 12/31/06 — 2,399.1
Outstanding shares: 09/29/07 — 2,284.3; 12/31/06 — 2,397.4
Additional paid-in capital	1,021	2,509
Retained earnings	8,610	9,086
Non-owner changes to equity	(1,444)	(1,650)

Total stockholders’ equity	15,044	17,142

Total liabilities and stockholders’ equity	$34,769	$38,593

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Non-Owner Changes to Equity
			Fair Value
		Common	Adjustment	Foreign
		Stock and	to Available	Currency	Retirement	Other
		Additional	for Sale	Translation	Benefits	Items,
		Paid-in	Securities,	Adjustments,	Adjustments,	Net of	Retained	Comprehensive
(In millions, except per share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Tax	Earnings	Earnings (Loss)

Balances at December 31, 2006 (as reported)	2,399.1	$9,706	$37	$(126)	$(1,577)	$16	$9,086
Cumulative effect — FIN 48		93					27

Balances at January 1, 2007	2,399.1	9,799	37	(126)	(1,577)	16	9,113

Net loss							(149)	$(149)
Net unrealized gain on securities (net of tax of $17)			30					30
Foreign currency translation adjustments (net of tax of $0)				141				141
Amortization of retirement benefits adjustments (net of tax of $29)					63			63
Issuance of common stock and stock options exercised	23.9	323
Share repurchase program	(137.5)	(2,478)
Excess tax benefits from share-based compensation		25
Stock option and employee stock purchase plan expense		209
Net loss on derivative instruments (net of tax of $13)						(28)		(28)
Dividends declared ($0.15 per share)							(354)

Balances at September 29, 2007	2,285.5	$7,878	$67	$15	$(1,514)	$(12)	$8,610	$57

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
(In millions)	2007	2006

Operating
Net earnings (loss)	$(149)	$3,038
Less: Earnings from discontinued operations	67	306

Earnings (loss) from continuing operations	(216)	2,732
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	682	403
Non-cash other charges	159	(58)
Share-based compensation expense	237	208
Gains on sales of investments and businesses, net	(9)	(166)
Deferred income taxes	(552)	864
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	2,754	(1,454)
Inventories	456	(272)
Other current assets	(367)	(308)
Accounts payable and accrued liabilities	(3,108)	962
Other assets and liabilities	279	(122)

Net cash provided by operating activities from continuing operations	315	2,789

Investing
Acquisitions and investments, net	(4,483)	(1,022)
Proceeds from sales of investments and businesses	75	1,173
Capital expenditures	(393)	(390)
Proceeds from sale of property, plant and equipment	123	57
Proceeds from sales (purchases) of Sigma Funds investments, net	7,154	(749)
Purchases of short-term investments, net	(443)	(332)

Net cash provided by (used for) investing activities from continuing operations	2,033	(1,263)

Financing
Net proceeds from (repayment of) commercial paper and short-term borrowings	(162)	63
Repayment of debt	(167)	(5)
Issuance of common stock	289	715
Purchase of common stock	(2,478)	(3,126)
Excess tax benefits from share-based compensation	25	149
Payment of dividends	(354)	(322)
Distribution to discontinued operations	(62)	(34)

Net cash used for financing activities from continuing operations	(2,909)	(2,560)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	60	10

Discontinued Operations
Net cash used for operating activities from discontinued operations	(62)	(30)
Net cash used for investing activities from discontinued operations	—	(13)
Net cash provided by financing activities from discontinued operations	62	34
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	9

Net cash provided by (used for) discontinued operations	—	—

Net decrease in cash and cash equivalents	(501)	(1,024)
Cash and cash equivalents, beginning of period	2,816	3,774

Cash and cash equivalents, end of period	$2,315	$2,750

Cash Flow Information

Cash paid during the period for:
Interest	$203	$214
Income taxes, net of refunds	363	308

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except per share amounts or as noted)

1. Basis of Presentation

The condensed consolidated financial statements as of September 29, 2007 and for the three and nine months ended September 29, 2007 and September 30, 2006, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006, Form 8-K filed on July 17, 2007 and Form 8-K filed on August 3, 2007. The results of operations for the three and nine months ended September 29, 2007 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2007 presentation, including those described in Note 11, “Immaterial Adjustments.”

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

2. Other Financial Data

Statements of Operations Information

Other Charges (Income)

Other charges (income) included in Operating earnings (loss) consist of the following:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Other charges (income):
Intangible assets amortization	$91	$28	$281	$67
Reorganization of businesses	58	59	221	125
Asset impairments	57	—	57	—
In-process research and development charges	(1)	33	96	34
Legal settlements and related insurance matters	—	25	140	25
Charitable contribution to Motorola Foundation	—	88	—	88
Telsim collection settlement	—	—	—	(411)

	$205	$233	$795	$(72)

Other Income (Expense)

Interest income, net, and Other included in Other income (expense) consist of the following:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Interest income, net:
Interest income	$100	$171	$348	$477
Interest expense	(93)	(81)	(268)	(250)

	$7	$90	$80	$227

Other:
Investment impairments	$(5)	$(4)	$(36)	$(22)
Foreign currency gains, net	21	3	68	39
Gain on Sprint Nextel derivative	—	93	—	165
Other	(10)	(5)	(10)	12

	$6	$87	$22	$194

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share from both continuing operations and net earnings (loss), which includes discontinued operations is computed as follows:

	Continuing Operations		Net Earnings
	September 29,	September 30,	September 29,	September 30,
Three Months Ended	2007	2006	2007	2006

Basic earnings per common share:
Earnings	$40	$727	$60	$968
Weighted average common shares outstanding	2,290.2	2,418.1	2,290.2	2,418.1
Per share amount	$0.02	$0.30	$0.03	$0.40

Diluted earnings per common share:
Earnings	$40	$727	$60	$968

Weighted average common shares outstanding	2,290.2	2,418.1	2,290.2	2,418.1
Add effect of dilutive securities:
Share-based awards and other	28.2	58.7	28.2	58.7

Diluted weighted average common shares outstanding	2,318.4	2,476.8	2,318.4	2,476.8

Per share amount	$0.02	$0.29	$0.03	$0.39

	Continuing Operations		Net Earnings (Loss)
	September 29,	September 30,	September 29,	September 30,
Nine Months Ended	2007	2006	2007	2006

Basic earnings (loss) per common share:
Earnings (loss)	$(216)	$2,732	$(149)	$3,038
Weighted average common shares outstanding	2,322.7	2,456.7	2,322.7	2,456.7
Per share amount	$(0.09)	$1.11	$(0.06)	$1.24

Diluted earnings (loss) per common share:
Earnings (loss)	$(216)	$2,732	$(149)	$3,038

Weighted average common shares outstanding	2,322.7	2,456.7	2,322.7	2,456.7
Add effect of dilutive securities:
Share-based awards and other	—	60.3	—	60.3

Diluted weighted average common shares outstanding	2,322.7	2,517.0	2,322.7	2,517.0

Per share amount	$(0.09)	$1.09	$(0.06)	$1.21

In the computation of diluted earnings (loss) per common share from both continuing operations and on a net earnings (loss) basis for the three and nine months ended September 30, 2006, 76.8 million and 77.3 million, respectively, out-of-the-money stock options were excluded because their inclusion would have been antidilutive. For the three months ended September 29, 2007, 117.9 million out-of-the-money stock options were excluded because their inclusion would have been antidilutive. For the nine months ended September 29, 2007, the Company was in a loss position and accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive. A return to profitability on a year-to-date basis will result in evaluating the diluted impact of stock options, restricted stock, and restricted stock units on the weighted average shares outstanding for purposes of computing diluted earnings (loss) per common share.

Balance Sheet Information

Sigma Funds

During the three months ended September 29, 2007, the Company recorded a net reduction of $29 million to its available-for-sale-equity securities held in the Sigma Fund, with an offsetting reduction in Non-owner changes to equity in the Company’s condensed consolidated balance sheets. The after tax impact to Non-owner changes to equity was $18 million. This write-down represents a temporary decline in market value due to credit spreads widening in several debt market segments.

Accounts Receivable

Accounts receivable, net, consists of the following:

	September 29,	December 31,
	2007	2006

Accounts receivable	$5,323	$7,587
Less allowance for doubtful accounts	(158)	(78)

	$5,165	$7,509

Inventories

Inventories, net, consist of the following:

	September 29,	December 31,
	2007	2006

Finished goods	$1,932	$1,796
Work-in-process and production materials	1,514	1,782

	3,446	3,578
Less inventory reserves	(451)	(416)

	$2,995	$3,162

Other Current Assets

Other current assets consists of the following:

	September 29,	December 31,
	2007	2006

Costs and earnings in excess of billings	$941	$505
Contract related deferred costs	762	369
Contractor receivables	761	1,349
Other	769	710

	$3,233	$2,933

Property, Plant, and Equipment

Property, plant and equipment, net, consists of the following:

	September 29,	December 31,
	2007	2006

Land	$136	$129
Building	1,961	1,705
Machinery and equipment	6,135	5,885

	8,232	7,719
Less accumulated depreciation	(5,696)	(5,452)

	$2,536	$2,267

Depreciation expense for the three months ended September 29, 2007 and September 30, 2006 was $147 million and $116 million, respectively. Depreciation expense for the nine months ended September 29, 2007 and September 30, 2006 was $404 million and $337 million, respectively.

Investments

Investments consist of the following:

	September 29,	December 31,
	2007	2006

Available-for-sale securities:
Cost basis	$360	$70
Gross unrealized gains	137	68
Gross unrealized losses	(1)	(8)

Fair value	496	130
Other securities, at cost	398	676
Equity method investments	57	89

	$951	$895

For the three months ended September 29, 2007 and September 30, 2006, the Company recorded impairment charges of $5 million and $4 million, respectively. For the nine months ended September 29, 2007 and September 30, 2006, the Company recorded impairment charges of $36 million and $22 million, respectively. These impairment charges represent other-than-temporary declines in the value of its investment portfolio.

During the three and nine months ended September 29, 2007, the Company recorded net gains on sales of investments of $5 million and $9 million, respectively. During the three and nine months ended September 30, 2006, the Company recorded gains on sales of investments of $10 million and $166 million, respectively, primarily comprised of a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation in the first quarter of 2006.

Other Assets

Other assets consist of the following:

	September 29,	December 31,
	2007	2006

Intangible assets, net of accumulated amortization of $817 and $536	$1,384	$354
Royalty license arrangements	382	439
Contract related deferred costs	229	200
Long-term finance receivables, net of allowances of $7 and $10	103	145
Other	371	287

	$2,469	$1,425

Accrued Liabilities

Accrued liabilities consist of the following:

	September 29,	December 31,
	2007	2006

Deferred revenue	$1,277	$730
Customer reserves	994	1,305
Compensation	822	777
Contractor payables	711	1,481
Customer downpayments	469	532
Warranty reserves	429	530
Tax liabilities	260	444
Other	2,745	2,877

	$7,707	$8,676

Other Liabilities

Other liabilities consist of the following:

	September 29,	December 31,
	2007	2006

Defined benefit plans	$1,880	$1,882
Unrecognized tax benefits	901	—
Deferred revenue	381	273
Royalty license arrangement	289	300
Postretirement health care benefit plan	205	214
Other	540	653

	$4,196	$3,322

Stockholders’ Equity Information

Comprehensive Earnings (Loss)

The net unrealized gains (losses) on securities included in Comprehensive earnings (loss) are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Gross unrealized gains (losses) on securities, net of tax	$(27)	$(61)	$23	$(109)
Less: Realized gains (losses) on securities, net of tax	—	5	(7)	87

Net unrealized gains (losses) on securities, net of tax	$(27)	$(66)	$30	$(196)

Share Repurchase Programs

Through actions taken in July 2006 and March 2007, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”).

In March 2007, the Company entered into an accelerated stock buyback agreement to repurchase $2.0 billion of its outstanding shares of common stock (the “March 2007 ASB”). In connection with the March 2007 ASB, the Company has received a total of 111.6 million shares, including an additional 9.2 million shares received during the third quarter of 2007 as the final adjustment under the March 2007 ASB.

During the third quarter of 2007, the Company paid an aggregate of $118 million, including transactions costs, to repurchase 7.0 million shares (excluding the shares received under the March 2007 ASB during the quarter) at an average price of $16.90 per share. During the first nine months of 2007, the Company has paid $2.5 billion, including transaction costs, to repurchase approximately 137.5 million common shares (including the 111.6 million shares received under the March 2007 ASB) at an average price of $18.02.

Since announcing its first-ever share repurchase program in May 2005, the Company has repurchased a total of 350.9 million common shares for an aggregate cost of $7.2 billion, including transaction costs. All repurchased shares have been retired. As of September 29, 2007, the Company had remaining authorization for approximately $4.3 billion of future share repurchases under the 2006 Stock Repurchase Program.

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

For the three and nine month periods ended September 29, 2007, the Company recognized net tax benefits of $5 million and $47 million, respectively, relating to the settlement of tax positions of discontinued operations. Additionally, for the three and nine month periods ended September 29, 2007, the Company recognized tax benefits of $3 million and $15 million, respectively, relating to the settlement of tax positions, partially offset by an increase in unrecognized tax benefits taken in previously filed tax returns.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:
United States(1)	1996 — 2006
Brazil	2002 — 2006
China	2004 — 2006
Germany(1)	2002 — 2006
India	1995 — 2006
Israel	2002 — 2006
Japan	2002 — 2006
Malaysia	1997 — 2006
Singapore	1998 — 2006
United Kingdom	1998 — 2006

(1)	Includes federal as well as state, provincial or similar local jurisdictions, as applicable

The Company evaluates the recoverability of its deferred tax assets each quarter, and when necessary, adjusts its valuation allowances. During the third quarter of 2007 the Company reversed $31 million of deferred tax valuation allowances primarily relating to Israel. The Company concluded that the Israel valuation allowance should be reversed based on measuring both positive and negative evidence, including a shift from recent cumulative losses to cumulative profits and changes in the business model which increases future profitability. The Company believes that its remaining U.S. and non-U.S. deferred tax assets, net of existing valuation allowances, are realizable based on estimates of future taxable income and the implementation of tax planning strategies.

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

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns, will materially change from those recorded as liabilities for uncertain tax positions in our financial statements at January 1, 2007. The Company anticipates that it is reasonably possible that within the next twelve months several of the audits may be finalized resulting in a reduction in unrecognized tax benefits of approximately $33 million. However, based on the number of tax years currently under audit by the relevant federal, state and foreign tax authorities, the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any other amounts of such changes, if any, to previously recorded uncertain tax positions.

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

4. Retirement Benefits

Pension Benefit Plans

The net periodic pension cost for the Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”), and Non-U.S. plans was as follows:

	September 29, 2007			September 30, 2006
	Regular	Officers’	Non	Regular	Officers’	Non
Three Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$29	$1	$10	$37	$(2)	$10
Interest cost	78	1	21	79	2	18
Expected return on plan assets	(85)	(2)	(18)	(82)	—	(14)
Amortization of:
Unrecognized net loss	29	1	5	31	—	4
Unrecognized prior service cost	(7)	—	—	(1)	(1)	—
Settlement/curtailment loss	—	1	—	—	1	—

Net periodic pension cost	$44	$2	$18	$64	$—	$18

	September 29, 2007			September 30, 2006
	Regular	Officers’	Non	Regular	Officers’	Non
Nine Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$87	$5	$30	$111	$4	$33
Interest cost	232	5	64	231	6	52
Expected return on plan assets	(255)	(4)	(54)	(246)	(2)	(41)
Amortization of:
Unrecognized net loss	87	3	15	87	4	12
Unrecognized prior service cost	(21)	—	—	(4)	(1)	—
Settlement/curtailment loss	—	4	—	—	3	—

Net periodic pension cost	$130	$13	$55	$179	$14	$56

The Company contributed an aggregate of $69 million and $140 million to the U.S. pension plans for the three and nine months ended September 29, 2007, respectively, compared to $134 million and $205 million for the three and nine months ended September 30, 2006, respectively. Additionally, the Company contributed an aggregate of $8 million and $25 million for the three and nine months ended September 29, 2007, respectively, to the Non-U.S. pension plans, compared to $10 million and $29 million for the three and nine months ended September 30, 2006, respectively.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Service cost	$1	$3	$5	$7
Interest cost	4	7	17	21
Expected return on plan assets	(4)	(5)	(12)	(13)
Amortization of:
Unrecognized net loss	2	2	6	10
Unrecognized prior service cost	(1)	—	(3)	(2)

Net postretirement health care expense	$2	$7	$13	$23

Contributions made to the postretirement health care fund for the three and nine months ended September 29, 2007 were an aggregate of $6 million and $12 million, respectively, compared to $11 million and $23 million for the three and nine months ended September 30, 2006, respectively.

5. Share-Based Compensation Plans

Stock Options and Employee Stock Purchase Plan

A summary of share-based compensation expense related to employee stock options and employee stock purchases was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Share-based compensation expense included in:
Costs of sales	$8	$7	$25	$23
Selling, general and administrative expenses	37	34	113	105
Research and development expenditures	24	21	71	64

Share-based compensation expense related to employee stock options and employee stock purchases included in operating earnings	69	62	209	192
Tax benefit	(21)	(18)	(63)	(59)

Share-based compensation expense related to employee stock options and employee stock purchases, net of tax	$48	$44	$146	$133

Decrease in Basic earnings (loss) per share	$(0.02)	$(0.02)	$(0.06)	$(0.05)
Decrease in Diluted earnings (loss) per share	$(0.02)	$(0.02)	$(0.06)	$(0.05)

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated value of employee stock options granted during the three months ended September 29, 2007 and September 30, 2006 was $5.76 per share and $8.75 per share, respectively. The weighted-average estimated value of employee stock options granted during the nine months ended September 29, 2007 and September 30, 2006 was $5.95 per share and $9.24 per share, respectively, using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Expected volatility	28.3%	31.8%	28.2%	36.3%
Risk-free interest rate	4.5%	4.8%	4.5%	5.0%
Dividend yield	1.2%	0.8%	1.1%	0.8%
Expected life (years)	6.5	6.5	6.5	6.5

Stock options activity was as follows:

		Wtd. avg.	Wtd. avg.	Aggregate
	Shares Subject	exercise	contractual	Intrinsic
	to Options	price	life	Value

	(In thousands)		(In yrs)	(In millions)

Options outstanding at January 1, 2007	233,445	$18	7	$1,161
Options granted	39,623	18		—
Options exercised	(19,108)	11		115
Options terminated, cancelled or expired	(12,223)	20		—

Options outstanding at September 29, 2007	241,737	18	7	686

Options exercisable at September 29, 2007	152,952	19	5	603

At September 29, 2007 and September 30, 2006, 77.8 million and 110.3 million shares, respectively, were available for future grants under the terms of the 2006 Motorola Omnibus Plan.

At September 29, 2007 the Company had approximately $418 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of three years.

Restricted Stock and Restricted Stock Units

Restricted stock (“RS”) and restricted stock unit (“RSU”) activity was as follows:

		Wtd. Avg.	Aggregate
		Grant Date	Intrinsic
	RS and RSU	Fair Value	Value

	(In thousands)		(In millions)

RS and RSU balance at January 1, 2007	6,016	$19	$123
Granted	7,293	18
Vested	(752)	20
Terminated, cancelled or expired	(1,548)	19

RS and RSU balance at September 29, 2007	11,009	17	204

At September 29, 2007, the Company had approximately $126 million of total unrecognized compensation expense related to RS and RSU grants that will be recognized over the weighted average period of three years. The Company recognized $7 million and $3 million of expense, net of tax, related to RS and RSU grants, during the three months ended September 29, 2007 and September 30, 2006, respectively. The Company recognized $19 million and $10 million of expense, net of tax, related to RS and RSU grants, during the nine months ended September 29, 2007 and September 30, 2006, respectively.

6. Financing Arrangements

Finance receivables consist of the following:

	September 29,	December 31,
	2007	2006

Gross finance receivables	$186	$279
Less allowance for losses	(7)	(10)

	179	269
Less current portion	(76)	(124)

Long-term finance receivables, net	$103	$145

Current finance receivables are included in Accounts receivable and long-term finance receivables are included in Other assets in the Company’s condensed consolidated balance sheets. Interest income recognized on finance receivables was $2 million for both the three months ended September 29, 2007 and September 30, 2006 and $6 million for both the nine months ended September 29, 2007 and September 30, 2006.

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

In the aggregate, at September 29, 2007, these committed facilities provided for up to $1.5 billion to be outstanding with the third parties at any time, as compared to $1.3 billion provided for at December 31, 2006. As of September 29, 2007, $633 million of these committed facilities were utilized, compared to $817 million utilized at December 31, 2006. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables sold by the Company were $1.1 billion and $3.9 billion for the three and nine months ended September 29, 2007, respectively (including $1.1 billion and $3.8 billion, respectively, of short-term receivables), compared to $1.8 billion and $4.6 billion sold for the three and nine months ended September 30, 2006, respectively (including $1.7 billion and $4.4 billion, respectively, of short-term receivables). As of September 29, 2007, there were $1.0 billion of these sold receivables outstanding for which the Company retained servicing obligations (including $718 million of short-term receivables), compared to $1.1 billion outstanding at December 31, 2006 (including $789 million of short-term receivables).

Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $23 million and $19 million at September 29, 2007 and December 31, 2006, respectively. Reserves of $3 million and $4 million were recorded for potential losses on sold receivables at September 29, 2007 and December 31, 2006, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $564 million at September 29, 2007, compared to $398 million at December 31, 2006. Of these amounts, $485 million was supported by letters of credit or by bank commitments to purchase receivables at September 29, 2007, compared to $262 million at December 31, 2006.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $31 million and $122 million at September 29, 2007 and December 31, 2006, respectively (including $23 million and $19 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million and $47 million at September 29, 2007 and December 31, 2006, respectively (including $2 million relating to the sale of short-term receivables at both September 29, 2007 and December 31, 2006).

7. Commitments and Contingencies

Legal

Iridium Program:  The Company has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business, which on March 15, 2001 were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. Plaintiffs’ motion for class certification was granted on January 9, 2006.

The Company was sued by the Official Committee of the Unsecured Creditors of Iridium in the United States Bankruptcy Court for the Southern District of New York (the “Iridium Bankruptcy Court”) on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty and fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. On September 23, 2007, following a trial on the solvency and capital adequacy portion of the Committee’s fraudulent transfer and preference claims, the Iridium Bankruptcy Court granted judgment for Motorola.

The Company has not reserved for any potential liability that may arise as a result of the litigation described above related to the Iridium program. An unfavorable outcome in one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Telsim Class Action Securities:  In April 2007, the Company entered into a settlement agreement for $190 million in regards to In re Motorola Securities Litigation, a class action lawsuit relating to the Company’s disclosure of its relationship with Telsim Mobil Telekomunikasyon Hizmetleri A.S. On September 7, 2007, the United States District Court

for the Northern District of Illinois held a hearing and granted final approval of the settlement. The final approval order was entered on September 11, 2007. On October 11, 2007, the time for appeal of that order passed without any appeal having been filed. Payment of the $190 million has been made into Illinois District Court-controlled escrow accounts.

In the first quarter of 2007, the Company recorded a charge of $190 million for the legal settlement, partially offset by $75 million of estimated insurance recoveries, of which $50 million had been tendered by certain insurance carriers. During the second quarter of 2007, the Company commenced actions against the non-tendering insurance carriers. In response to these actions, each insurance carrier who has responded denied coverage citing various policy provisions. As a result of this denial of coverage and related actions, the Company recorded a reserve of $25 million in the second quarter of 2007 against the receivable from insurance carriers.

Other:  The Company is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, and other than as discussed above with respect to the Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $172 million, with the Company accruing $95 million as of September 29, 2007 for potential claims under these provisions.

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

8. Segment Information

As a result of the previously announced realignment, the Company now reports financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) end-to-end digital video system solutions and interactive set-tops (“digital entertainment devices”), (ii) voice and data modems for digital subscriber line and cable networks (“broadband gateways”), (iii) wireline broadband access systems to cable television operators and wireline carriers, and (iv) wireless access systems (“wireless networks”), including cellular infrastructure systems, to wireless service providers.

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as utility, transportation, retail and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”).

Summarized below are the Company’s segment Net sales and Operating earnings (loss) for the three and nine months ended September 29, 2007 and September 30, 2006.

	Three Months Ended			Nine Months Ended
	September 29,	September 30,	%	September 29,	September 30,	%
	2007	2006	Change	2007	2006	Change

Segment Net Sales:
Mobile Devices	$4,496	$7,034	(36)%	$14,177	$20,577	(31)%
Home and Networks Mobility	2,389	2,262	6	7,290	6,720	8
Enterprise Mobility Solutions	1,954	1,329	47	5,591	3,821	46

	8,839	10,625		27,058	31,118
Other and Eliminations	(28)	(22)		(82)	(63)

	$8,811	$10,603	(17)	$26,976	$31,055	(13)

	Three Months Ended				Nine Months Ended
	September 29,	% of	September 30,	% of	September 29,	% of	September 30,	% of
	2007	Sales	2006	Sales	2007	Sales	2006	Sales

Segment Operating Earnings (Loss):
Mobile Devices	$(248)	(6)%	$843	12%	$(813)	(6)%	$2,349	11%
Home and Networks Mobility	159	7	181	8	517	7	564	8
Enterprise Mobility Solutions	328	17	254	19	762	14	635	17

	239		1,278		466		3,548
Other and Eliminations	(249)		(310)		(1,000)		(209)

Operating earnings (loss)	(10)	(0)	968	9	(534)	(2)	3,339	11
Total other income	18		187		111		587

Earnings (loss) from continuing operations before income taxes	$8		$1,155		$(423)		$3,926

Other and Eliminations is primarily comprised of: (i) amortization of intangible assets and acquisition-related in-process research and development charges relating to all of the Company’s acquisitions, (ii) general corporate-related expenses, including stock option and employee stock purchase plan expenses, (iii) various corporate programs representing developmental businesses and research and development projects, which are not included in any other segment, and (iv) the Company’s wholly-owned finance subsidiary. Additionally, included in Other and Eliminations are: (i) a charge of $53 million relating to an impairment of an intangible asset in the three and nine months ended September 29, 2007, (ii) net charges of $140 million relating to the Telsim class action securities legal settlement, partially offset by estimated insurance recoveries in the nine months ended September 29, 2007, (iii) an expense of $88 million representing a charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party for both the three and nine months ended September 30, 2006, and (iv) income of $411 million for payments relating to the Telsim collection settlement in the nine months ended September 30, 2006.

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

2007 Charges

The Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans. The majority of the employees affected are located in North America and Europe.

For the three months ended September 29, 2007, the Company recorded net reorganization of business charges of $122 million, including $64 million of charges in Costs of sales and $58 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $122 million are charges of $87 million for employee separation costs, $39 million for fixed asset impairment charges and $5 million for exit costs, offset by reversals for accruals no longer needed.

For the nine months ended September 29, 2007, the Company recorded net reorganization of business charges of $301 million, including $80 million of charges in Costs of sales and $221 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $301 million are charges of $311 million for employee separation costs, $39 million for fixed asset impairment charges and $10 million for exit costs, offset by reversals for accruals no longer needed.

The following table displays the net charges incurred by segment for the three and nine months ended September 29, 2007:

	Three Months	Nine Months
	Ended	Ended
	September 29,	September 29,
Segment	2007	2007

Mobile Devices	$106	$203
Home and Networks Mobility	6	56
Enterprise Mobility Solutions	8	15

	120	274
General Corporate	2	27

	$122	$301

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to September 29, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	September 29,
	2007	Charges	Adjustments	Used	2007

Exit costs—lease terminations	$54	$10	$2	$(28)	$38
Employee separation costs	104	311	(55)	(195)	165

	$158	$321	$(53)	$(223)	$203

(1)	Includes translation adjustments.

(2)	Includes accruals established through purchase accounting for businesses acquired of $6 million covering approximately 200 employees.

Exit Costs—Lease Terminations

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $10 million are primarily related to the planned exit of certain activities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represent accruals for exit costs established through purchase accounting for businesses acquired. The $28 million used in 2007 reflects cash payments. The remaining accrual of $38 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 29, 2007, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $311 million represent severance costs for approximately 5,100 employees, of which 1,800 were direct employees and 3,300 were indirect employees.

The adjustments of $55 million reflect $59 million of reversals of accruals no longer needed, partially offset by $4 million of accruals for severance plans established through purchase accounting for businesses acquired. The $59 million of reversals represent previously accrued costs for 1,100 employees, and primarily relates to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved. The $4 million of accruals represents severance plans for 200 employees established through purchase accounting for businesses acquired.

During the first nine months of 2007, approximately 4,200 employees, of which 1,300 were direct employees and 2,900 were indirect employees, were separated from the Company. The $195 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $165 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 29, 2007, is expected to be paid to approximately 2,300 separated employees.

2006 Charges

For the three months ended September 30, 2006, the Company recorded net reorganization of business charges of $58 million, including $1 million of reversals in Costs of sales and $59 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $58 million were charges of $50 million for employee separation costs, $8 million for fixed asset impairment charges and $6 million for exit costs, partially offset by $6 million of reversals for accruals no longer needed.

For the nine months ended September 30, 2006, the Company recorded net reorganization of business charges of $166 million, including $41 million of charges in Costs of sales and $125 million of charges under Other charges (income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $166 million were charges of $166 million for employee separation costs, $14 million for fixed asset impairment charges and $6 million for exit costs, partially offset by $20 million of reversals for reserves no longer needed.

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to September 30, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	September 30,
	2006	Charges	Adjustments	Used	2006

Exit costs—lease terminations	$50	$6	$(6)	$(15)	$35
Employee separation costs	53	166	(14)	(82)	123

	$103	$172	$(20)	$(97)	$158

(1)	Includes translation adjustments.

Exit Costs—Lease Terminations

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 additional charges of $6 million was primarily related to a lease cancellation. The 2006 adjustments of $6 million represented reversals of accruals no longer needed. The $15 million used in 2006 reflected cash payments. The remaining accrual of $35 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 30, 2006.

Employee Separation Costs

At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The 2006 additional charges of $166 million represented additional costs for approximately 3,700 employees. The adjustments of $14 million represented reversals of accruals no longer needed.

During the first nine months of 2006, approximately 2,200 employees were separated from the Company. The $82 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $123 million relating to 2,900 employees was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 30, 2006. Since that time, $70 million has been paid to approximately 1,900 separated employees and $48 million was reversed. The reversals were due to accruals no longer needed, primarily relating to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved, as described earlier under “2007 Charges.”

10. Acquisitions and Related Intangibles

A summary of significant acquisitions during the nine months ended September 29, 2007 is as follows:

				In-Process
				Research and
	Quarter		Form of	Development
2007 Acquisitions	Acquired	Consideration	Consideration	Charge

Symbol Technologies, Inc.	Q1	$3,528	Cash	$95
Good Technology, Inc.	Q1	438	Cash	—
Netopia, Inc.	Q1	183	Cash	—
Terayon Communication Systems, Inc.	Q3	137	Cash	—

The following table summarizes net tangible and intangible assets acquired and the consideration provided for the acquisitions identified above:

Tangible net assets	$89
Goodwill	2,787
Other intangibles	1,315
In-process research and development	95

$4,286

Consideration:
Cash	$4,286
Stock	—

$4,286

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

Good Technology, Inc.

On January 5, 2007, the Company acquired Good Technology, Inc. (“Good”), a leading provider of enterprise mobile computing software and services, for $438 million in net cash. The Company recorded $301 million in goodwill, none of which is expected to be deductible for tax purposes and $158 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over periods ranging from 2 to 10 years on a straight-line basis.

The results of operations of Good have been included in the Enterprise Mobility Solutions segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Netopia, Inc.

On February 6, 2007, the Company acquired Netopia, Inc. (“Netopia”), a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, for $183 million in net cash. The Company recorded $122 million in goodwill, none of which is expected to be deductible for tax purposes, and $100 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over a period of 7 years on a straight-line basis.

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

Terayon Communication Systems, Inc.

On July 20, 2007, the Company acquired Terayon Communication Systems, Inc. (“Terayon”), a company dedicated to creating video processing solutions that optimize bandwidth and enable content to be delivered based upon the regional and local interest of viewers, for $137 million in net cash. The Company recorded $100 million in goodwill, none of which is expected to be deductible for tax purposes and $52 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s condensed consolidated balance sheets. The intangible assets are being amortized over periods ranging from 4 to 6 years on a straight-line basis.

The Company is in the process of performing a review of its ability to utilize acquired tax carryovers. In addition, the Company is in the process of finalizing valuations of acquired assets and liabilities. Accordingly, the outcome of these processes may result in an adjustment to the preliminary purchase price allocation. Any necessary adjustment will be recorded in the period finalized.

The results of operations of Terayon have been included in the Home and Networks Mobility segment in the Company’s condensed consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

Intangible Assets

Amortized intangible assets, excluding goodwill, were comprised of the following:

	September 29, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Completed technology	$1,291	$483	$486	$334
Patents	291	54	27	12
Customer-related	280	60	65	21
Licensed technology	125	110	119	107
Other intangibles	214	110	193	62

	$2,201	$817	$890	$536

Amortization expense on intangible assets, which is presented in Other and Eliminations for segment reporting purposes, was $91 million and $281 million for the three and nine months ended September 29, 2007, respectively, and $28 million and $67 million for the three and nine months ended September 30, 2006, respectively. As of September 29, 2007, amortization expense is estimated to be $369 million for 2007, $332 million in 2008, $298 million in 2009, $276 million in 2010, and $260 million in 2011.

Amortized intangible assets, excluding goodwill by business segment:

	September 29, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Segment	Amount	Amortization	Amount	Amortization

Mobile Devices	$101	$71	$154	$41
Home and Networks Mobility	771	483	588	430
Enterprise Mobility Solutions	1,329	263	148	65

	$2,201	$817	$890	$536

In September 2007, based on a change in strategic direction, the Company determined that certain intangible assets currently held by the Mobile Devices segment were impaired, resulting in a charge of $53 million for the three months ended September 29, 2007, which is included in Other charges (income) in operating earnings within Other and Eliminations.

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2007 to September 29, 2007, by business segment:

	January 1,			September 29,
Segment	2007	Acquired	Adjustments(1)	2007

Mobile Devices	$69	$—	$(14)	$55
Home and Networks Mobility	1,266	422	3	1,691
Enterprise Mobility Solutions	371	2,566	(7)	2,930

	$1,706	$2,988	$(18)	$4,676

(1)	Includes translation adjustments.

11. Immaterial Adjustments

As described in a Form 8-K filed on July 17, 2007, the Company has made two immaterial adjustments to our previously filed consolidated financial statements. The Form 8-K filed on July 17, 2007 presented the Company’s 2004, 2005, 2006 and first quarter 2007 financial information reflecting the recently identified immaterial adjustments. The impact of these adjustments to the condensed financial statements and related notes reported in this Form 10-Q are detailed below:

•	The first adjustment has a minor offsetting impact on the Condensed Consolidated Statements of Operations. The immaterial adjustment relates solely to the elimination of inter-segment sales relating to a business in our Home and Networks Mobility segment. The impact of the immaterial adjustment was $32 million for the nine months ended September 30, 2006 between Net sales and Costs of sales and has no impact on Gross margin, Operating earnings or any other financial statement line items. There was no impact to the three months ended September 30, 2006. The adjustment has no impact on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows.

•	The second adjustment has a minor impact on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The immaterial adjustment relates solely to a $396 million change in classification of certain deposits between Cash and cash equivalents and Short-term investments at December 31, 2006. The resulting impact on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2007 was a $396 million adjustment to Purchases of short-term investments, which resulted in a change to the Net decrease in cash and cash equivalents for the period, but has no impact on Net cash provided by operating activities. The resulting impact on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 was a $265 million adjustment to Purchases of short-term investments, which resulted in a change to the Net decrease in cash and cash equivalents for the period, but has no impact on net cash provided by operating activities. The adjustment has no impact on the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statement of Stockholders’ Equity.

12. Subsequent Event

On October 29, 2007, the Company sold an aggregate face principal amount of $400 million of 5.375% Senior Notes due November 15, 2012 (“5.375% Notes due 2012”), $400 million of 6.00% Senior Notes due November 15, 2017 (“6.00% Notes due 2017”) and $600 million of 6.625% Senior Notes due November 15, 2037. The aggregate net proceeds of $1.4 billion will be used to retire the 4.608% Notes due November 15, 2007 and for general corporate purposes. In addition, the Company entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments on the 5.375% Notes due 2012 and the 6.00% Notes due 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three and nine months ended September 29, 2007 and September 30, 2006, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2006, Form 8-K filed on July 17, 2007 and Form 8-K filed on August 3, 2007.

Executive Overview

Our Business

We report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In the third quarter of 2007, the segment’s net sales represented 51% of the Company’s consolidated net sales.*

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) end-to-end digital video system solutions and interactive set-tops (“digital entertainment devices”), (ii) voice and data modems for digital subscriber line and cable networks (“broadband gateways”), (iii) wireline broadband access systems to cable television operators and wireline carriers, and (iv) wireless access systems (“wireless networks”), including cellular infrastructure systems, to wireless service providers. In the third quarter of 2007, the segment’s net sales represented 27% of the Company’s consolidated net sales.*

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as utility, transportation, retail and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In the third quarter of 2007, the segment’s net sales represented 22% of the Company’s consolidated net sales.*

Third-Quarter Summary

•	Net Sales were $8.8 Billion: Our net sales were $8.8 billion in the third quarter of 2007, down 17% from $10.6 billion in the third quarter of 2006. Net sales decreased 36% in the Mobile Devices segment, increased 6% in the Home and Networks Mobility segment and increased 47% in the Enterprise Mobility Solutions segment.

•	Earnings from Continuing Operations were $40 Million, or $0.02 per Share: We had earnings from continuing operations of $40 million, or $0.02 per diluted common share, in the third quarter of 2007, compared to earnings from continuing operations of $727 million, or $0.29 per diluted common share, in the third quarter of 2006.

•	Handset Shipments were 37.2 Million Units: We shipped 37.2 million handsets in the third quarter of 2007, a 31% decrease compared to shipments of 53.7 million handsets in the third quarter of 2006 and a 5% increase compared to shipments of 35.5 million handsets in the second quarter of 2007.

•	Global Handset Market Share Estimated at 13%: We estimate our global handset market share in the third quarter of 2007 to be approximately 13%, a decrease of approximately 9 percentage points versus the third quarter of 2006 and down slightly compared to the second quarter of 2007.

•	Operating Cash Flow was $342 Million: We generated $342 million of operating cash flow in the third quarter of 2007, compared to $1.6 billion of operating cash flow in the third quarter of 2006.

* When discussing the net sales of each of our three segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. Because certain of our segments sell products to other Motorola businesses, our intracompany sales were eliminated as part of the consolidation process in third quarter of 2007. As a result, the percentages of consolidated net sales for each of our business segments does not always equal 100% of the Company’s consolidated net sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for each of our business segments were as follows:

•	In Mobile Devices: Net sales were $4.5 billion in the third quarter of 2007, a decrease of $2.5 billion, or 36%, compared to the third quarter of 2006. These results reflect a 31% decrease in unit shipments and a 4% decrease in average selling price (“ASP”) compared to the year-ago quarter. Mobile Devices was negatively affected by the segment’s limited portfolio of 3G and multimedia products. Beginning in the first quarter of 2007, the Mobile Devices segment has rebalanced its market share and profitability objectives and placed a greater emphasis on improved profitability.

•	In Home and Networks Mobility: Net sales were $2.4 billion in the third quarter of 2007, an increase of $127 million, or 6%, compared to the third quarter of 2006. These results were primarily driven by higher net sales of digital entertainment devices due to an 11% increase in units shipments, partially offset by lower net sales of wireless networks due to lower demand for CDMA and iDEN infrastructure equipment.

•	In Enterprise Mobility Solutions: Net sales were $2.0 billion in the third quarter of 2007, an increase of $625 million, or 47%, compared to the third quarter of 2006. These results were primarily driven by the net sales from the recently acquired Symbol business, as well as higher net sales in the government and public safety market due to strong demand in North America.

Looking Forward

The strategy for the Mobile Devices, Home and Networks Mobility and Enterprise Mobility Solutions segments is driven by our vision of seamless mobility. As the boundaries between the home, work and leisure activities continue to dissolve, we believe this focus will deliver compelling, rich experiences to consumers wherever they go and in whatever they do. To achieve our vision, we are leveraging our position as a market leader and thought leader by developing products and services which will meet consumer needs around the world.

We are investing in the future of our businesses. Our research and development investments include broadband video, WiMAX, mobile products for the enterprise market, advanced technologies for public safety applications and next-generation mobile devices with application services. These investments, together with the acquisitions of the past few years, will foster our continued innovation and pursuit of profitable growth. In the near term, our top priorities remain unchanged. We are focused on innovation, operational discipline and execution to enable continued improvement in financial results.

In our Mobile Devices segment, the overall global market remains strong. Although we made progress in the third quarter, we continue to focus on implementing our comprehensive plan to reduce costs and improve financial performance. Several aggressive actions are already underway, which include streamlining and enhancing our product portfolio, implementing our workforce reduction actions, utilizing multiple silicon providers, introducing more devices on improved software platforms and rationalizing the business’s product pricing structure and distribution strategy. In application services, we continue to actively work with third parties to develop an ecosystem and service delivery platform that will deliver rich experiences to consumers.

In our Home and Networks Mobility segment, we expect the cellular infrastructure network market to remain highly competitive and challenging for some time. We continue to make further progress in our efforts to be a leading infrastructure provider of WiMAX, a next-generation wireless mobile broadband technology. Numerous recent acquisitions have expanded our leadership position in broadband products and services for video, voice and data. These acquisitions enable us to continue capitalizing on strong underlying demand for high definition and video-on-demand services, as well as the convergence of services and applications across delivery platforms. By delivering end-to-end solutions that enable delivery of next-generation services, our Home and Networks Mobility segment is poised for profitable growth.

In our Enterprise Mobility Solutions segment, our key objective is expansion across the broad array of enterprise markets around the world. With the acquisitions of Symbol Technologies, Inc. and Good Technology, Inc., we have a very strong presence in the commercial enterprise mobility market, including retail, transportation, utility, healthcare and other vertical markets. We believe that this stronger presence, together with our leading position in the government and public safety market and solid market growth, makes our Enterprise Mobility Solutions segment well positioned for continued success.

The Company is on track to achieve the $400 million in annualized cost savings announced in January 2007 and we expect to achieve an additional $600 million in cost savings in 2008 through a combination of workforce reductions, prioritization of investments, spending controls, reduced general and administrative expenses and site rationalization.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are encouraged by early progress made in our cash conversion cycle improvement initiatives. We believe we can further reduce the company’s cash conversion cycle next year.

As we execute on these initiatives, our overall strategy remains unchanged — to drive our vision of seamless mobility and realization of the mobile and fixed broadband internet. We will continue to make the strategic investments that build on that vision and better position Motorola for success over the longer term.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 29,		September 30,		September 29,		September 30,
(Dollars in millions, except per share amounts)	2007	% of Sales	2006	% of Sales	2007	% of Sales	2006	% of Sales

Net sales	$8,811		$10,603		$26,976		$31,055
Costs of sales	6,306	71.6%	7,233	68.2%	19,564	72.5%	21,397	68.9%

Gross margin	2,505	28.4%	3,370	31.8%	7,412	27.5%	9,658	31.1%

Selling, general and administrative expenses	1,210	13.7%	1,123	10.6%	3,819	14.2%	3,346	10.8%
Research and development expenditures	1,100	12.5%	1,046	9.9%	3,332	12.4%	3,045	9.8%
Other charges (income)	205	2.3%	233	2.2%	795	2.9%	(72)	(0.3)%

Operating earnings (loss)	(10)	(0.1)%	968	9.1%	(534)	(2.0)%	3,339	10.8%

Other income:
Interest income, net	7	0.1%	90	0.9%	80	0.3%	227	0.7%
Gains on sales of investments and businesses, net	5	0.0%	10	0.1%	9	0.0%	166	0.5%
Other	6	0.1%	87	0.8%	22	0.1%	194	0.7%

Total other income	18	0.2%	187	1.8%	111	0.4%	587	1.9%

Earnings (loss) from continuing operations before income taxes	8	0.1%	1,155	10.9%	(423)	(1.6)%	3,926	12.6%
Income tax expense (benefit)	(32)	(0.4)%	428	4.0%	(207)	(0.8)%	1,194	3.8%

Earnings (loss) from continuing operations	40	0.5%	727	6.9%	(216)	(0.8)%	2,732	8.8%
Earnings from discontinued operations, net of tax	20	0.2%	241	2.2%	67	0.2%	306	1.0%

Net earnings (loss)	$60	0.7%	$968	9.1%	$(149)	(0.6)%	$3,038	9.8%

Earnings (loss) per diluted common share:
Continuing operations	$0.02		$0.29		$(0.09)		$1.09
Discontinued operations	0.01		0.10		0.03		0.12

	$0.03		$0.39		$(0.06)		$1.21

Results of Operations—Three months ended September 29, 2007 compared to three months ended September 30, 2006

Net Sales

Net sales were $8.8 billion in the third quarter of 2007, down 17% compared to net sales of $10.6 billion in the third quarter of 2006. The decrease in net sales reflects a $2.5 billion decrease in net sales in the Mobile Devices segment, partially offset by a $625 million increase in net sales in the Enterprise Mobility Solutions segment and a $127 million increase in net sales in the Home and Networks Mobility segment. The 36% decrease in net sales in the Mobile Devices segment was primarily driven by: (i) a 31% decrease in unit shipments, (ii) a 4% decrease in average selling price (“ASP”), and (iii) a decrease in revenue from technology and platform licensing. The 47% increase in net sales in the Enterprise Mobility Solutions segment was primarily driven by net sales from the recently acquired Symbol business, as well as higher net sales in the government and public safety market due to strong demand in North America. The 6% increase in net sales in the Home and Networks Mobility segment was primarily driven by an 11% increase in unit

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

shipments of digital entertainment devices, partially offset by lower net sales of wireless networks due to lower demand for CDMA and iDEN infrastructure equipment.

Gross Margin

Gross margin was $2.5 billion, or 28.4% of net sales, in the third quarter of 2007, compared to $3.4 billion, or 31.8% of net sales, in the third quarter of 2006. The decrease in gross margin reflects decreases in gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in gross margin in the Enterprise Mobility Solutions segment. The large decrease in gross margin in the Mobile Devices segment was primarily due to: (i) a 4% decrease in ASP, (ii) decreased income from technology and platform licensing, and (iii) a 31% decrease in unit shipments, partially offset by savings from supply chain cost-reduction initiatives. The decrease in gross margin in the Home and Networks segment was primarily due to: (i) lower demand for CDMA and iDEN infrastructure equipment, and (ii) continuing competitive pricing pressure in the market for GSM infrastructure equipment, partially offset by an increase in demand for digital entertainment devices. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily due to the 47% increase in net sales, driven by net sales from the recently acquired Symbol business, as well as higher net sales in the government and public safety market due to strong demand in North America.

Gross margin as a percentage of net sales decreased in the third quarter of 2007 compared to the third quarter of 2006, reflecting decreases in all three of the Company’s business segments. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 8% to $1.2 billion, or 13.7% of net sales, in the third quarter of 2007, compared to $1.1 billion, or 10.6% of net sales, in the third quarter of 2006. The increase in the third quarter of 2007 compared to the third quarter of 2006 was primarily driven by an increase in the Enterprise Mobility Solutions segment, partially offset by a decrease in the Mobile Devices segment. The increase in the Enterprise Mobility Solutions segment was primarily due to the expenses by recently acquired businesses. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. SG&A expenses in the Home and Networks Mobility segment were relatively flat as compared to the year-ago quarter. SG&A expenses as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures increased 5% to $1.1 billion, or 12.5% of net sales, in the third quarter of 2007, compared to $1.0 billion, or 9.9% of net sales, in the third quarter of 2006. The increase in the third quarter of 2007 compared to the third quarter of 2006 was primarily driven by an increase in the Enterprise Mobility Solutions segment, reflecting expenditures by recently acquired businesses. R&D expenditures in the Mobile Devices and Home and Networks Mobility segments were relatively flat as compared to the year-ago quarter. R&D expenditures as a percentage of net sales increased in the Mobile Devices segment and decreased in the Home and Networks Mobility and Enterprise Mobility Solutions segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges (Income)

The Company recorded net charges of $205 million in Other charges (income) in the third quarter of 2007, compared to net charges of $233 million in the third quarter of 2006. The net charges of $205 million in the third quarter of 2007 include: (i) $91 million of charges relating to the amortization of intangibles, (ii) $58 million of net reorganization of business charges, and (iii) $57 million of asset impairment charges. The net charges of $233 million in the third quarter of 2006 included: (i) an $88 million charge for a charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party, (ii) $59 million of net reorganization of business charges, (iii) $33 million from acquisition-related in-process research and development charges (“IPR&D”), (iv) $28 million of charges relating to the amortization

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of intangibles, and (v) a $25 million legal reserve. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income

Net interest income was $7 million in the third quarter of 2007, compared to net interest income of $90 million in the third quarter of 2006. Net interest income in the third quarter of 2007 included interest income of $100 million, partially offset by interest expense of $93 million. Net interest income in the third quarter of 2006 included interest income of $171 million, partially offset by interest expense of $81 million. The decrease in net interest income was primarily attributed to lower interest income due to the decrease in average cash, cash equivalents and Sigma Funds balances during the third quarter of 2007 compared to the third quarter of 2006, partially offset by higher interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $5 million in the third quarter of 2007 compared to $10 million in the third quarter of 2006. For both periods, the net gains reflect several small gains relating to the sale of several small investments.

Other

Income classified as Other, as presented in Other income (expense), was $6 million in the third quarter of 2007, compared to net income of $87 million in the third quarter of 2006. The net income in the third quarter of 2007 was primarily comprised of $21 million of net foreign currency gains, partially offset by $5 million of investment impairment charges. The net income in the third quarter of 2006 was primarily comprised of: (i) a $93 million gain on a zero-cost collar derivative entered into to protect the Company’s investment in Sprint Nextel Corporation, and (ii) $3 million of net foreign currency gains, partially offset by $4 million of investment impairment charges.

Effective Tax Rate

The Company recorded $32 million of net tax benefits in the third quarter of 2007, compared to $428 million in net tax expense in the third quarter of 2006. The Company’s net tax benefit for the third quarter of 2007 was favorably impacted by a relative increase in tax credits and reduction in losses in countries where tax benefits could not be recognized. The Company’s net tax benefit was also favorably impacted by nonrecurring items, including the reversal of deferred tax valuation allowances, and unfavorably impacted by nonrecurring items, including deferred tax adjustments for enacted tax rate decreases. The Company’s effective tax rate for continuing operations, excluding nonrecurring items and tax impact of restructuring charges and asset impairments, was 21%.

The Company’s net tax expense of $428 million in the third quarter of 2006 was favorably impacted by the contribution of appreciated investments to the Company’s charitable foundation and unfavorably impacted by a decrease in profits in low tax jurisdictions and the incurrence of non-deductible IPR&D charges and restructuring charges in low tax jurisdictions. The effective tax rate for the third quarter of 2006 excluding these items was 37%.

The effective tax rate for continuing operations of 21% for the third quarter of 2007 is less than the comparable effective tax rate of 37% for the third quarter of 2006 due to a relative increase in tax credits for 2007 and change in the mix of income and loss by region.

Earnings (Loss) from Continuing Operations

The Company had earnings from continuing operations before income taxes of $8 million in the third quarter of 2007, compared with earnings from continuing operations before income taxes of $1.2 billion in the third quarter of 2006. After taxes, the Company had earnings from continuing operations of $40 million, or $0.02 per diluted share, in the third quarter of 2007, compared with earnings from continuing operations of $727 million, or $0.29 per diluted share, in the third quarter of 2006.

The decrease in earnings from continuing operations before income taxes in the third quarter of 2007 compared to the third quarter of 2006 is primarily attributed to: (i) an $865 million decrease in gross margin, driven by decreases in gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in gross

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

margin in the Enterprise Mobility Solutions segment, (ii) an $87 million increase in SG&A expenses, (iii) an $83 million decrease in net interest income, (iv) an $81 million decrease in income classified as Other, as presented in Other income (expense), (v) a $54 million increase in R&D expenditures, (vi) a $28 million increase in Other charges (income), and (vii) a $5 million decrease in gains on the sale of investments and businesses.

Results of Operations—Nine months ended September 29, 2007 compared to nine months ended September 30, 2006

Net Sales

Net sales were $27.0 billion in the first nine months of 2007, down 13% compared to net sales of $31.1 billion in the first nine months of 2006. The decrease in net sales reflects a $6.4 billion decrease in net sales in the Mobile Devices segment, partially offset by a $1.8 billion increase in net sales in the Enterprise Mobility Solutions segment and a $570 million increase in net sales in the Home and Networks Mobility segment. The 31% decrease in net sales in the Mobile Devices segment was primarily driven by: (i) a 22% decrease in unit shipments, (ii) an 11% decrease in ASP, and (iii) decreased revenue from platform and technology licensing. The 46% increase in net sales in the Enterprise Mobility Solutions segment was primarily driven by net sales from the recently acquired Symbol business, as well as higher net sales in the government and public safety market due to strong demand in North America. The 8% increase in net sales in the Home and Networks Mobility segment was primarily driven by a 71% increase in unit shipments of digital entertainment devices, partially offset by lower net sales of wireless networks due to lower demand for iDEN and CDMA infrastructure equipment.

Gross Margin

Gross margin was $7.4 billion, or 27.5% of net sales, in the first nine months of 2007, compared to $9.7 billion, or 31.1% of net sales, in the first nine months of 2006. The decrease in gross margin reflects decreases in gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily due to: (i) an 11% decrease in ASP, (ii) a 22% decrease in unit shipments, and (iii) decreased income from technology and platform licensing, partially offset by savings from supply chain cost-reduction initiatives. The decrease in gross margin in the Home and Networks segment was primarily due to: (i) continuing competitive pricing pressure in the market for GSM infrastructure equipment, and (ii) lower demand for iDEN infrastructure equipment, partially offset by increased demand for digital entertainment devices. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily due to the 46% increase in net sales, driven by net sales from the recently acquired Symbol business, as well as higher net sales in the government and public safety market due to strong demand in North America. Gross margin as a percentage of net sales decreased in the first nine months of 2007 compared to the first nine months of 2006, reflecting decreases in all three of the Company’s business segments.

Selling, General and Administrative Expenses

SG&A expenses increased 14% to $3.8 billion, or 14.2% of net sales, in the first nine months of 2007, compared to $3.3 billion, or 10.8% of net sales, in the first nine months of 2006. All three of the Company’s operating segments had higher SG&A expenses in the first nine months of 2007 compared to the first nine months of 2006. The increase in the Enterprise Mobility Solutions segment was due to expenses by recently acquired businesses. The increase in the Home and Networks Mobility segment was primarily due to expenses by recently acquired businesses, partially offset by savings from cost-reduction initiatives. The increase in the Mobile Devices segment was primarily due to increased expenditures on information technology upgrades and increased selling expenses, partially offset by lower marketing expenses and savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment.

Research and Development Expenditures

R&D expenditures increased 9% to $3.3 billion, or 12.4% of net sales, in the first nine months of 2007, compared to $3.0 billion, or 9.8% of net sales, in the first nine months of 2006. In the first nine months of 2007 compared to the first nine months of 2006, R&D expenditures increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment. The increase in the Mobile Devices segment was primarily due

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to developmental engineering expenditures for new product development and investment in next-generation technologies. The increase in the Enterprise Mobility Solutions segment was due to higher R&D expenditures by recently acquired businesses. The decrease in the Home and Networks Mobility segment was primarily due to savings from cost-reduction initiatives, partially offset by expenditures by recently acquired businesses and continued investment in digital entertainment devices and WiMAX. R&D expenditures as a percentage of net sales increased in the Mobile Devices segment and decreased in the Enterprise Mobility Solutions and Home and Networks Mobility segments.

Other Charges (Income)

The Company recorded net charges of $795 million in Other charges (income) in the first nine months of 2007, compared to net income of $72 million in the first nine months of 2006. The net charges of $795 million in the first nine months of 2007 include: (i) $281 million of charges relating to the amortization of intangibles, (ii) $221 million of net reorganization of business charges, (iii) $140 million for legal settlements and related insurance reserves, (iv) $96 million of IPR&D charges relating to 2007 acquisitions, and (v) $57 million for asset impairment charges. The net income of $72 million in the first nine months of 2006 included $411 million of income for a payment relating to the Telsim settlement, partially offset by: (i) $125 million of net reorganization of business charges, (ii) an $88 million charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party, (iii) $67 million of charges relating to the amortization of intangibles, (iv) $34 million from acquisition-related IPR&D charges, and (v) a $25 million legal reserve. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income

Net interest income was $80 million in the first nine months of 2007, compared to net interest income of $227 million in the first nine months of 2006. Net interest income in the first nine months of 2007 included interest income of $348 million, partially offset by interest expense of $268 million. Net interest income in the first nine months of 2006 included interest income of $477 million, partially offset by interest expense of $250 million. The decrease in net interest income was primarily attributed to lower interest income due to the decrease in average cash, cash equivalents and Sigma Funds balances during the first nine months of 2007 compared to the first nine months of 2006, partially offset by higher interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $9 million in the first nine months of 2007, compared to gains of $166 million in the first nine months of 2006. In the first nine months of 2007, the net gains reflect several small gains relating to the sale of several small investments. In the first nine months of 2006, the net gains primarily related to a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation.

Other

Income classified as Other, as presented in Other income (expense), was $22 million in the first nine months of 2007, compared to net income of $194 million in the first nine months of 2006. The net income in the first nine months of 2007 was primarily comprised of $68 million of foreign currency gains, partially offset by $36 million of investment impairment charges. The net income of $194 million in the first nine months of 2006 was primarily comprised of: (i) a $165 million gain on a zero-cost collar derivative entered into to protect the Company’s investment in Sprint Nextel Corporation, and (ii) $39 million of foreign currency gains, partially offset by $22 million of investment impairment charges.

Effective Tax Rate

The company recorded $207 million of net tax benefits in the first nine months of 2007, compared to $1.2 billion in net tax expense in first nine months of 2006. The Company’s net tax benefit for the first nine months of 2007 was favorably impacted by an increase in tax credits. The Company’s net tax benefit was also favorably impacted by nonrecurring items, including the settlement of tax positions, tax incentives received and reversal of deferred tax valuation allowances, and unfavorably impacted by nonrecurring items, including adjustments to deferred taxes in non-U.S. locations due to enacted tax rate changes, an increase in unrecognized tax benefits and a non-deductible IPR&D charge. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company’s effective tax rate for continuing operations, excluding nonrecurring items and the tax impact of restructuring charges and asset impairments, was 26%.

The Company’s net tax expense of $1.2 billion in the first nine months of 2006 was favorably impacted by $269 million of net tax benefits relating to the reduction of valuation allowances, incremental tax benefits related the 2005 cash repatriations, favorable tax settlements reached with foreign jurisdictions, tax benefit for foreign earnings permanently reinvested, contribution of appreciated investments to the Company’s charitable foundation and unfavorably by the incurrence of non-deductible IPR&D charges and restructuring charges in low tax jurisdictions. The effective tax rate for the first nine months of 2006 excluding these items was 37%.

The effective tax rate for continuing operations of 26% for the first nine months of 2007 is less than the comparable effective tax rate of 37% for the first nine months of 2006 due to a relative increase in tax credits for 2007 and change in the mix of income and loss by region.

Earnings (Loss) from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $423 million in the first nine months of 2007, compared with earnings from continuing operations before income taxes of $3.9 billion in the first nine months of 2006. After taxes, the Company incurred a loss from continuing operations of $216 million, or $0.09 per diluted share, in the first nine months of 2007, compared with earnings from continuing operations of $2.7 billion, or $1.09 per diluted share, in the first nine months of 2006.

The decrease in earnings (loss) from continuing operations before income taxes in the first nine months of 2007 compared to the first nine months of 2006 is primarily attributed to: (i) a $2.2 billion decrease in gross margin, driven by decreases in gross margin in the Mobile Devices and Home and Network Mobility segments, partially offset by an increase in gross margin in the Enterprise Mobility Solutions segment, (ii) an $867 million increase in Other charges (income), (iii) a $473 million increase in SG&A expenses, (iv) a $287 million increase in R&D expenditures, (v) a $172 million decrease in income classified as Other, as presented in Other income (expense), (vi) a $157 million decrease in gains on the sale of investments and businesses, and (vii) a $147 million decrease in net interest income.

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

The Company expects to realize payroll and lease cost-saving benefits of approximately $76 million during the remaining three months of 2007 from the plans that were initiated during the first nine months of 2007, representing $5 million of savings in Costs of sales, $48 million of savings in R&D expenditures and $23 million of savings in SG&A expenses. Beyond 2007, the Company expects the reorganization plans implemented during the first nine months of 2007 to provide annualized cost savings of approximately $423 million, representing $96 million of savings in Cost of sales, $220 million of savings in R&D expenditures and $107 million of savings in SG&A expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2007 Charges

The Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans. The majority of the employees affected are located in North America and Europe.

For the three months ended September 29, 2007, the Company recorded net reorganization of business charges of $122 million, including $64 million of charges in Costs of sales and $58 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $122 million are charges of $87 million for employee separation costs, $39 million for fixed asset impairment charges and $5 million for exit costs, offset by reversals for accruals no longer needed.

For the nine months ended September 29, 2007, the Company recorded net reorganization of business charges of $301 million, including $80 million of charges in Costs of sales and $221 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $301 million are charges of $311 million for employee separation costs, $39 million for fixed asset impairment charges and $10 million for exit costs, offset by reversals for accruals no longer needed.

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to September 29, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	September 29,
	2007	Charges	Adjustments	Used	2007

Exit costs—lease terminations	$54	$10	$2	$(28)	$38
Employee separation costs	104	311	(55)	(195)	165

	$158	$321	$(53)	$(223)	$203

(1)	Includes translation adjustments.

(2)	Includes accruals established through purchase accounting for businesses acquired of $6 million covering approximately 200 employees.

Exit Costs—Lease Terminations

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $10 million are primarily related to the planned exit of certain activities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represent accruals for exit costs established through purchase accounting for businesses acquired. The $28 million used in 2007 reflects cash payments. The remaining accrual of $38 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 29, 2007, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $311 million represent severance costs for approximately 5,100 employees, of which 1,800 were direct employees and 3,300 were indirect employees.

The adjustments of $55 million reflect $59 million of reversals of accruals no longer needed, partially offset by $4 million of accruals for severance plans established through purchase accounting for businesses acquired. The $59 million of reversals represent previously accrued costs for 1,100 employees, and primarily relates to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved. The $4 million of accruals represents severance plans for 200 employees established through purchase accounting for businesses acquired.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first nine months of 2007, approximately 4,200 employees, of which 1,300 were direct employees and 2,900 were indirect employees, were separated from the Company. The $195 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $165 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 29, 2007, is expected to be paid to approximately 2,300 separated employees.

2006 Charges

For the three months ended September 30, 2006, the Company recorded net reorganization of business charges of $58 million, including $1 million of reversals in Costs of sales and $59 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $58 million were charges of $50 million for employee separation costs, $8 million for fixed asset impairment charges and $6 million for exit costs, partially offset by $6 million of reversals for accruals no longer needed.

For the nine months ended September 30, 2006, the Company recorded net reorganization of business charges of $166 million, including $41 million of charges in Costs of sales and $125 million of charges under Other charges (income) in the Company’s condensed consolidated statement of operations. Included in the aggregate $166 million were charges of $166 million for employee separation costs, $14 million for fixed asset impairment charges and $6 million for exit costs, partially offset by $20 million of reversals for reserves no longer needed.

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2006 to September 30, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	September 30,
	2006	Charges	Adjustments	Used	2006

Exit costs—lease terminations	$50	$6	$(6)	$(15)	$35
Employee separation costs	53	166	(14)	(82)	123

	$103	$172	$(20)	$(97)	$158

(1)	Includes translation adjustments.

Exit Costs—Lease Terminations

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 additional charges of $6 million was primarily related to a lease cancellation. The 2006 adjustments of $6 million represented reversals of accruals no longer needed. The $15 million used in 2006 reflected cash payments. The remaining accrual of $35 million was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 30, 2006.

Employee Separation Costs

At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees. The 2006 additional charges of $166 million represented additional costs for approximately 3,700 employees. The adjustments of $14 million represented reversals of accruals no longer needed.

During the first nine months of 2006, approximately 2,200 employees were separated from the Company. The $82 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $123 million relating to 2,900 employees was included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 30, 2006. Since that time, $70 million has been paid to approximately 1,900 separated employees and $48 million was reversed. The reversals were due to accruals no longer needed, primarily relating to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved, as described earlier under “2007 Charges.”

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

Cash and Cash Equivalents

At September 29, 2007, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $2.3 billion, a decrease of $501 million compared to $2.8 billion at December 31, 2006. At September 29, 2007, $273 million of this amount was held in the U.S. and $2.0 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. At September 29, 2007, restricted cash was $174 million, compared to $131 million at December 31, 2006.

Operating Activities

In the first nine months of 2007, the Company generated positive cash flow from operations of $315 million, compared to $2.8 billion in the first nine months of 2006. The primary contributors to operating cash flow were: (i) a $2.8 billion decrease in accounts receivable, (ii) a $456 million decrease in inventories, (iii) earnings from continuing operations (adjusted for non-cash items) of $301 million, and (iv) $279 million of cash inflow due to changes in other assets and liabilities. These positive contributors to operating cash flow were partially offset by: (i) a $3.1 billion decrease in accounts payable and accrued liabilities, and (ii) a $367 million increase in other current assets.

Accounts Receivable:  The Company’s net accounts receivable were $5.2 billion at September 29, 2007, compared to $7.5 billion at December 31, 2006. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 53 days at September 29, 2007, compared to 58 days at December 31, 2006 and 61 days at September 30, 2006. The Company’s businesses sell their products in a variety of markets throughout the world. Payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

Inventory:  The Company’s net inventory was $3.0 billion at September 29, 2007, compared to $3.2 billion at December 31, 2006. The Company’s inventory turns were 8.4 at September 29, 2007, compared to 11.0 at December 31, 2006 and 10.7 at September 30, 2006. Inventory turns are calculated using an annualized rolling three months of cost of sales method. The significant decrease in inventory turns reflects lower than expected sales volumes in the Mobile Devices business during the first nine months of 2007. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Cash Conversion Cycle:  The Company’s cash conversion cycle (“CCC”) was 43 days at September 29, 2007, compared to 38 days at December 31, 2006 and 35 days at September 30, 2006. CCC is calculated by adding DSO and days inventory outstanding (“DIO”) and subtracting days payable outstanding (“DPO”). DIO is calculated by dividing net inventory by the average daily cost of sales. DPO is calculated by dividing accounts payable by the average daily cost of sales. The increase in CCC was driven by higher CCC in the Mobile Devices segment, partially offset by lower CCC in the Home and Networks Mobility and Enterprise Mobility Solutions segments.

Reorganization of Business:  The Company has implemented various reorganization of business plans. Cash payments for employee separations and exit costs in connection with these plans were $223 million in the first nine months of 2007, as compared to $97 million in the first nine months of 2006. Of the $203 million reorganization of businesses accrual at September 29, 2007, $165 million relates to employee separation costs and is expected to be paid in 2007. The remaining $38 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first nine months of 2007, the Company has contributed an aggregate of $140 million and $25 million to its U.S. and non-U.S. pension plans, respectively, and $12 million to its post-retirement healthcare fund.

Investing Activities

The most significant components of the Company’s investing activities include: (i) Sigma Fund investments, (ii) strategic acquisitions and investments, (iii) short-term investments, (iv) capital expenditures, (v) sales of property, plant and equipment, and (vi) sales of investments and businesses.

Net cash provided by investing activities was $2.0 billion for the first nine months of 2007, compared to net cash used of $1.3 billion in the first nine months of 2006. This $3.3 billion increase in cash provided was primarily due to: (i) a $7.9 billion increase in cash received from the net sale of Sigma Fund investments, and (ii) a $66 million increase in proceeds received from the disposition of property, plant and equipment, partially offset by: (i) a $3.5 billion increase in cash used for acquisitions and investments, (ii) a $1.1 billion decrease in proceeds from the sales of investments and businesses, (iii) a $111 million increase in net purchases of short-term investments, and (iv) a $3 million increase in capital expenditures.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their excess cash in a fund (the “Sigma Fund”) that is similar to a money market fund. During the second quarter of 2007, the Company liquidated a similar fund, Sigma Fund II, resulting in a single remaining fund. The Company received $7.2 billion in net cash from the proceeds of the sales of Sigma Funds investments in the first nine months of 2007, compared to $749 million in net cash used for the purchases of Sigma Funds investments in the first nine months of 2006. The Sigma Fund balance was $5.0 billion at September 29, 2007, compared to $12.2 billion at December 31, 2006. At September 29, 2007, $1.7 billion of the Sigma Fund investments were held in the U.S. and $3.3 billion were held by the Company or its subsidiaries in other countries.

The Sigma Fund portfolio is managed by four major outside investment management firms and includes debt investments in high quality bonds (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date). This debt includes U.S. dollar-denominated debt obligations including certificates of deposit, bankers’ acceptances and fixed time deposits, government obligations, asset-backed securities and commercial paper or short-term corporate obligations. The Sigma Fund investment policies require that floating rate instruments acquired must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average maturity of the investments (calculated to the next interest rate reset date for floating rate securities) held by the fund must be 120 days or less with the actual average maturity of the investments being 43 days and 53 days at September 29, 2007 and December 31, 2006, respectively. Certain investments with maturities beyond one year have been classified as short-term based on their highly-liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

During the third quarter of 2007, the Company recorded a net reduction of $29 million to its available-for-sale equity securities held in the Sigma Fund, with an offsetting reduction in Non-owner changes to equity in the Company’s condensed consolidated balance sheets. This write-down represents a temporary decline in market value due to credit spreads widening in several debt market segments.

Strategic Acquisitions and Investments:  The Company used cash for acquisitions and new investment activities of $4.5 billion in the first nine months of 2007, compared to cash used of $1.0 billion in the first nine months of 2006. During the first nine months of 2007, the Company completed seven strategic acquisitions for an aggregate of approximately $4.5 billion in net cash, including the acquisitions of: (i) Symbol Technologies, Inc. (part of the Enterprise Mobility Solutions segment) in January 2007 for approximately $3.5 billion, (ii) Good Technology, Inc. (part of the Enterprise Mobility Solutions segment) in January 2007 for approximately $438 million, (iii) Netopia, Inc. (part of the Home and Networks Mobility segment) in February 2007 for approximately $183 million, (iv) Terayon Communications Systems (part of the Home and Networks Mobility segment) in July 2007 for approximately $137 million, (v) Tut Systems, Inc. (part of the Home and Networks Mobility segment) in March 2007, (vi) Modulus Video, Inc. (part of the Home and Networks Mobility segment) in June 2007, and (vii) Leapstone Systems, Inc. (part of the Home and Networks Mobility segment) in August 2007. The largest components of the $1.0 billion in cash used during the first nine months of 2006 were: (i) $300 million for an equity investment in Clearwire, Inc., (ii) $193 million for the acquisition of TTP Communications plc (part of the Mobile Devices segment), (iii) $181 million for the acquisition of Broadbus Technologies, Inc. (part of the Home and Networks Mobility segment), (iv) $108 million for the acquisition of Kreatel Communications AB (part of the Home and Networks Mobility segment), (v) the acquisition of Orthogon Systems (part of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Enterprise Mobility Solutions segment), and (vi) the acquisition of NextNet Wireless, Inc. (part of the Home and Networks Mobility segment).

Short-Term Investments:  At September 29, 2007, the Company had $1.1 billion in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $620 million of short-term investments at December 31, 2006.

Capital Expenditures:  Capital expenditures in the first nine months of 2007 were $393 million, compared to $390 million in the first nine months of 2006. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $75 million in proceeds from the sales of investments and businesses in the first nine months of 2007, compared to proceeds of $1.2 billion in the first nine months of 2006. The $75 million in proceeds in the first nine months of 2007 was primarily comprised of $39 million of net proceeds received in connection with the prior sale of the automotive electronics business upon the satisfaction of certain closing conditions. The $1.2 billion in proceeds in the first nine months of 2006 was primarily comprised of: (i) $919 million in proceeds from the sale of substantially all of the automotive electronics business, and (ii) $175 million from the sale of the Company’s remaining shares in Telus Corporation.

Investment Securities:  In addition to available cash and cash equivalents, Sigma Fund investments and short-term investments, the Company views its investment securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At September 29, 2007, the Company’s available-for-sale investment securities portfolio had an approximate fair market value of $496 million, which represented a cost basis of $360 million and a net unrealized gain of $136 million, predominantly representing the Company’s investment in Clearwire Corporation. At December 31, 2006, the Company’s available-for-sale investment securities portfolio had an approximate fair market value of $130 million, which represented a cost basis of $70 million and a net unrealized gain of $60 million.

Financing Activities

The most significant components of the Company’s financing activities are: (i) purchase of the Company’s common stock under its share repurchase program, (ii) payment of dividends, (iii) issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan, (iv) repayment of debt, (v) repayment of commercial paper and short-term borrowings, (vi) distributions from (to) discontinued operations, and (vii) excess tax benefits from stock-based compensation.

Net cash used for financing activities was $2.9 billion in the first nine months of 2007, compared to net cash used for financing activities of $2.6 billion in the first nine months of 2006. Cash used for financing activities in the first nine months of 2007 was primarily: (i) $2.5 billion of cash used to purchase the Company’s common stock under the share repurchase program, (ii) $354 million of cash used to pay dividends, (iii) $167 million of cash used for the repayment of debt, (iv) a net of $162 million of cash used for the repayment of commercial paper and short-term borrowings, and (v) $62 million in distributions to discontinued operations, partially offset by proceeds of: (i) $289 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, and (ii) $25 million in excess tax benefits from stock-based compensation.

Cash used for financing activities in the first nine months of 2006 was primarily: (i) $3.1 billion of cash used to purchase the Company’s common stock under the share repurchase program, (ii) $322 million of cash used to pay dividends, and (iii) $34 million paid to discontinued operations for interim funding requirements associated with the automotive electronics business prior to the sale, partially offset by proceeds of: (i) $715 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, (ii) $149 million in excess tax benefits from stock-based compensation, and (iii) $63 million in net cash received from the issuance of commercial paper and short-term borrowings.

Short-term Debt:  At September 29, 2007, the Company’s outstanding notes payable and current portion of long-term debt was $1.5 billion, compared to $1.7 billion at December 31, 2006. During the first nine months of 2007, $114 million of 6.50% Senior Notes due March 1, 2008 (the “2008 6.50% Notes”) were reclassified to the current portion of long-term debt. Net cash used for the repayment of commercial paper and short-term borrowings was $162 million in the first nine months of 2007, compared to net cash proceeds received from issuance of $63 million in the first nine

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months of 2006. The Company had $50 million of commercial paper outstanding at September 29, 2007, compared to $300 million outstanding at December 31, 2006. As a result of the volatility in the commercial paper market during the third quarter of 2007, the Company has reduced its commercial paper outstanding. The Company will issue commercial paper when it believes it is prudent to do so in light of prevailing market conditions and other factors.

Long-term Debt:  At September 29, 2007, the Company had outstanding long-term debt of $2.6 billion compared to $2.7 billion outstanding at December 31, 2006. The change can be primarily attributed to the reclassification of the $114 million of 2008 6.50% Notes to the current portion of long-term debt. Given the Company’s cash position, it may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

On October 29, 2007, the Company sold an aggregate face principal amount of $400 million of 5.375% Senior Notes due November 15, 2012, $400 million of 6.00% Senior Notes due November 15, 2017 and $600 million of 6.625% Senior Notes due November 15, 2037. The aggregate net proceeds of $1.4 billion will be used to retire the 4.608% Notes due November 15, 2007 and for general corporate purposes.

Redemptions and Repurchases of Outstanding Debt Securities:  In January 2007, the Company repaid, at maturity, the entire $118 million aggregate principal amount outstanding of its 7.6% Notes due January 1, 2007.

Share Repurchase Programs:  Through actions taken in July 2006 and March 2007, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”).

In March 2007, the Company entered into an accelerated stock buyback agreement to repurchase $2.0 billion of its outstanding shares of common stock (the “March 2007 ASB”). In connection with the March 2007 ASB, the Company has received a total of 111.6 million shares, including an additional 9.2 million shares received during the third quarter of 2007 as the final adjustment under the March 2007 ASB.

During the third quarter of 2007, the Company paid an aggregate of $118 million, including transactions costs, to repurchase 7.0 million shares (excluding the shares received under the March 2007 ASB during the quarter) at an average price of $16.90 per share. During the first nine months of 2007, the Company has paid $2.5 billion, including transaction costs, to repurchase approximately 137.5 million common shares (including the 111.6 million shares received under the March 2007 ASB) at an average price of $18.02.

Since announcing its first-ever share repurchase program in May 2005, the Company has repurchased a total of 350.9 million common shares for an aggregate cost of $7.2 billion, including transaction costs. All repurchased shares have been retired. As of September 29, 2007, the Company had remaining authorization for approximately $4.3 billion of future share repurchases under the 2006 Stock Repurchase Program.

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

Name of			Commercial	Date of
Agency	Rating	Outlook	Paper	Last Action	Last Action Taken

Fitch	BBB+	negative	F-2	March 22, 2007	Downgraded long-term debt to BBB+ (negative outlook), from A− (stable outlook); Downgraded commercial paper to F-2 from F-1

Moody’s	Baa1	negative	P-2	July 13, 2007	Changed outlook to negative from stable

S&P	A–	credit watch negative	A-2	July 12, 2007	Long-term debt put on credit watch negative

The Company’s debt ratings are considered “investment grade.” If the Company’s senior long-term debt were rated lower than “BBB–” by S&P or Fitch or lower than “Baa3” by Moody’s (which would be a decline of three levels from current Fitch and Moody’s ratings), the Company’s long-term debt would no longer be considered “investment grade.” If this were to occur, the terms on which the Company could borrow money would become more onerous. The Company

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

would also have to pay higher fees related to its domestic revolving credit facility. The Company has never borrowed under its domestic revolving credit facilities.

The Company continues to have access to the commercial paper and long-term debt markets. The Company has generally maintained commercial paper balances of between $300 million and $400 million for the past four years. As a result of the volatility in the commercial paper market during the third quarter of 2007, the Company has reduced its current levels of commercial paper outstanding. The Company will issue commercial paper when it believes it is prudent to do so in light of prevailing market conditions and other factors.

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

Credit Facilities

At September 29, 2007, the Company’s total domestic and non-U.S. credit facilities totaled $4.3 billion, of which $321 million was considered utilized. These facilities are principally comprised of: (i) a $2.0 billion five-year revolving domestic credit facility maturing in December 2011 (the “5-Year Credit Facility”) which is not utilized, and (ii) $2.3 billion of non-U.S. credit facilities (of which $321 million was considered utilized at September 29, 2007). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Fund balances, short-term investments and other sources of liquidity, are generally available to support outstanding commercial paper, which was $50 million at September 29, 2007.

In order to borrow funds under the 5-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. Important terms of the 5-Year Credit Facility include a covenant relating to the ratio of total debt to EBITDA. The Company was in compliance with the terms of the 5-Year Credit Facility at September 29, 2007. The Company has never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.

Customer Financing Commitments and Guarantees

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend credit to third-parties totaling $564 million at September 29, 2007, compared to $398 million at December 31, 2006. Of these amounts, $485 million was supported by letters of credit or by bank commitments to purchase receivables at September 29, 2007, compared to $262 million at December 31, 2006.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $31 million and $122 million at September 29, 2007 and December 31, 2006, respectively (including $23 million and $19 million, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million and $47 million at September 29, 2007 and December 31, 2006, respectively (including $2 million relating to the sale of short-term receivables at both September 29, 2007 and December 31, 2006).

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Customer Financing Arrangements

Outstanding Finance Receivables:  The Company had net finance receivables of $179 million at September 29, 2007, compared to $269 million at December 31, 2006 (net of allowances for losses of $7 million at September 29, 2007 and $10 million at December 31, 2006). These finance receivables are generally interest bearing, with rates ranging from 4% to 14%. Interest income recognized on finance receivables was $2 million for the third quarters of both 2007 and 2006 and $6 million for the first nine months of both 2007 and 2006.

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

In the aggregate, at September 29, 2007, these committed facilities provided for up to $1.5 billion to be outstanding with the third parties at any time, as compared to $1.3 billion provided for at December 31, 2006. As of September 29, 2007, $633 million of these committed facilities were utilized, compared to $817 million utilized at December 31, 2006. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables sold by the Company were $1.1 billion and $3.9 billion for the three and nine months ended September 29, 2007, respectively (including $1.1 billion and $3.8 billion, respectively, of short-term receivables), compared to $1.8 billion and $4.6 billion sold for the three and nine months ended September 30, 2006, respectively (including $1.7 billion and $4.4 billion, respectively, of short-term receivables). As of September 29, 2007, there were $1.0 billion of these sold receivables outstanding for which the Company retained servicing obligations (including $718 million of short-term receivables), compared to $1.1 billion outstanding at December 31, 2006 (including $789 million of short-term receivables).

Under certain of the receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $23 million and $19 million at September 29, 2007 and December 31, 2006, respectively. Reserves of $3 million and $4 million were recorded for potential losses on sold receivables at September 29, 2007 and December 31, 2006, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respect to the still pending Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended September 29, 2007 and September 30, 2006 as detailed in Note 8, “Segment Information,” of the Company’s condensed consolidated financial statements.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. For the third quarter of 2007, the segment’s net sales represented 51% of the Company’s consolidated net sales, compared to 66% in the third quarter of 2006. For the first nine months of 2007, the segment’s net sales represented 53% of the Company’s consolidated net sales, compared to 66% in the first nine months of 2006.

	Three Months Ended			Nine Months Ended
	September 29,	September 30,		September 29,	September 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment net sales	$4,496	$7,034	(36)%	$14,177	$20,577	(31)%
Operating earnings (loss)	(248)	843	***	(813)	2,349	***

***	Percentage change is not meaningful.

Three months ended September 29, 2007 compared to three months ended September 30, 2006

In the third quarter of 2007, the segment’s net sales were $4.5 billion, a decrease of 36% compared to net sales of $7.0 billion in the third quarter of 2006. The 36% decrease in net sales was primarily driven by: (i) a 31% decrease in unit shipments, (ii) a 4% decrease in average selling price (“ASP”), and (iii) a decrease in revenue from technology and platform licensing. Mobile Devices was negatively affected by the segment’s limited portfolio of 3G and multimedia products. On a product technology basis, net sales of products for GSM, iDEN and CDMA technologies decreased and net sales of products for 3G technologies increased slightly. On a geographic basis, net sales decreased in Asia, the Europe, Middle East and Africa region (“EMEA”) and North America, and increased in Latin America. Beginning in the first quarter of 2007, the Mobile Devices segment has rebalanced its market share and profitability objectives and placed a greater emphasis on improved profitability.

The segment incurred an operating loss of $248 million in the third quarter of 2007, compared to operating earnings of $843 million in the third quarter of 2006. The operating loss was primarily due to the decrease in gross margin, driven by: (i) a 4% decrease in ASP, (ii) decreased income from technology and platform licensing, and (iii) a 31% decrease in unit shipments, partially offset by savings from supply chain cost-reduction initiatives. Also contributing to the decrease in operating earnings was an increase in reorganization of business charges relating to employee severance costs and expenses related to the exit of a facility. Selling, general and administrative (“SG&A”) expenses decreased as compared to the year ago quarter primarily due to lower marketing expenses and savings from cost-reduction initiatives. Research and development (“R&D”) expenditures were relatively flat compared to the year ago quarter, reflecting continued focus on developmental engineering for new products and software, as well as our ongoing investment in next-generation technologies, substantially offset by savings from cost-reduction initiatives. The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth. As a percentage of net sales for the third quarter of 2007 as compared to the third quarter of 2006, gross margin and operating margin decreased, and SG&A expenses and R&D expenditures increased.

Unit shipments in the third quarter of 2007 were 37.2 million units, a 31% decrease compared to shipments of 53.7 million units in the third quarter of 2006 and a 5% increase compared to shipments of 35.5 million handsets in the second quarter of 2007. The segment estimates its worldwide market share to be approximately 13% in the third quarter of 2007, a decrease of approximately 9 percentage points versus the third quarter of 2006 and down slightly compared to the second quarter of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter of 2007, ASP decreased approximately 4% compared to the third quarter of 2006 and increased approximately 1% compared to the second quarter of 2007. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Nine months ended September 29, 2007 compared to nine months ended September 30, 2006

In the first nine months of 2007, the segment’s net sales were $14.2 billion, a decrease of 31% compared to net sales of $20.6 billion in the first nine months of 2006. The 31% decrease in net sales was primarily driven by: (i) a 22% decrease in unit shipments, (ii) an 11% decrease in ASP, and (iii) decreased revenue from platform and technology licensing. The Mobile Devices segment was negatively affected by a difficult pricing environment and the segment’s limited portfolio of 3G and multimedia products. On a product technology basis, net sales of products for GSM and iDEN technologies decreased and net sales of products for CDMA and 3G technologies increased slightly. On a geographic basis, net sales decreased in Asia, the Europe, Middle East and Africa region (“EMEA”) and North America and increased slightly in Latin America.

The segment incurred an operating loss of $813 million in the first nine months of 2007, compared to operating earnings of $2.3 billion in the first nine months of 2006. The operating loss was primarily due to the decrease in gross margin, driven by: (i) an 11% decrease in ASP, (ii) a 22% decrease in unit shipments, and (iii) decreased income from technology and platform licensing, partially offset by savings from supply chain cost-reduction initiatives. Also contributing to the decrease in operating earnings was an increase in R&D expenditures, as a result of an increase in developmental engineering for new products and software, as well as ongoing investment in next-generation technologies, partially offset by savings from cost-reduction initiatives. SG&A expenses increased primarily due to increased expenditures on information technology upgrades and increased selling expenses, partially offset by lower marketing expenses and savings from cost-reduction initiatives. Reorganization of business charges increased due to employee severance costs and expenses related to the exit of a facility. As a percentage of net sales for the first nine months of 2007 as compared to the first nine months of 2006, gross margin and operating margin decreased, and SG&A expenses and R&D expenditures increased.

Home and Networks Mobility Segment

The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) end-to-end digital video system solutions and interactive set-tops (“digital entertainment devices”), (ii) voice and data modems for digital subscriber line and cable networks (“broadband gateways”), (iii) wireline broadband access systems to cable television operators and wireline carriers, and (iv) wireless access systems (“wireless networks”), including cellular infrastructure systems, to wireless service providers. For the third quarter of 2007, the segment’s net sales represented 27% of the Company’s consolidated net sales, compared to 21% in the third quarter of 2006. For the first nine months of 2007, the segment’s net sales represented 27% of the Company’s consolidated net sales, compared to 22% in the first nine months of 2006.

	Three Months Ended			Nine Months Ended
	September 29,	September 30,		September 29,	September 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment net sales	$2,389	$2,262	6%	$7,290	$6,720	8%
Operating earnings (loss)	159	181	(12)%	517	564	(8)%

Three months ended September 29, 2007 compared to three months ended September 30, 2006

In the third quarter of 2007, the segment’s net sales increased 6% to $2.4 billion, compared to $2.3 billion in the third quarter of 2006. The 6% increase in net sales primarily reflects higher net sales of digital entertainment devices and broadband gateways, partially offset by lower net sales of wireless networks. Net sales of digital entertainment devices increased approximately 34%, reflecting: (i) increased demand for digital set-tops, including high-definition/digital video recorder (“HD/DVR”) set-tops, and Internet Protocol (“IP”) set-top devices, and (ii) higher ASPs due to a product mix shift. Unit shipments of digital entertainment devices increased 11% to 2.7 million units. Net sales of broadband gateways increased approximately 3%, primarily due to higher net sales of data modems, driven by net sales from the recently acquired Netopia business. The segment continues to be the worldwide leader in market share for digital entertainment devices and broadband data gateways. Net sales of wireless networks decreased 1%, primarily driven by lower demand for

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CDMA and iDEN infrastructure equipment, partially offset by higher demand for GSM infrastructure equipment, despite continued competitive pricing pressure.

On a geographic basis, the 6% increase in net sales was primarily driven by higher net sales in the Europe, Middle East and Africa region (“EMEA”) and Asia, partially offset by lower net sales in North America. The increase in net sales in EMEA and Asia was primarily due to higher demand for GSM infrastructure equipment, despite continued competitive pricing pressure. The decrease in net sales in North America was driven primarily by lower demand for CDMA and iDEN infrastructure equipment, partially offset by higher net sales of digital entertainment devices. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for approximately 49% of the segment’s total net sales in the third quarter of 2007, compared to approximately 57% of the segment’s total net sales in the third quarter of 2006.

The segment reported operating earnings of $159 million in the third quarter of 2007, compared to operating earnings of $181 million in the third quarter of 2006. The decrease in operating earnings was primarily due to the decrease in gross margin, driven by: (i) lower demand for CDMA and iDEN infrastructure equipment, and (ii) continued competitive pricing pressure in the market for GSM infrastructure equipment, partially offset by the increase in demand for digital entertainment devices. SG&A expenses were relatively flat, primarily due to expenses by recently acquired businesses, substantially offset by savings from cost-reduction initiatives. R&D expenditures were relatively flat primarily due to savings from cost-reduction initiatives, substantially offset by expenditures by recently acquired businesses and continued investment in digital entertainment devices and WiMAX. As a percentage of net sales in the third quarter of 2007 as compared to the third quarter of 2006, gross margin, SG&A expenses, R&D expenditures and operating margin all decreased. The segment’s gross margin percentages differ among its services, software and equipment products. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period.

On September 28, 2007, Motorola announced an agreement to sell its embedded communication computing (“ECC”) business to Emerson for $350 million in cash, subject to customary closing adjustments, if any. The transaction is expected to be completed during the fourth quarter of 2007.

During the third quarter of 2007, the segment completed the acquisitions of: (i) Terayon Communication Systems, Inc., a provider of real-time digital video networking applications to cable, satellite and telecommunication service providers worldwide, and (ii) Leapstone Systems, Inc., a provider of intelligent multimedia service delivery and content management solutions to networks operators.

Nine months ended September 29, 2007 compared to nine months ended September 30, 2006

In the first nine months of 2007, the segment’s net sales increased 8% to $7.3 billion, compared to $6.7 billion in the first nine months of 2006. The 8% increase in net sales primarily reflects higher net sales of digital entertainment devices and broadband gateways, partially offset by lower net sales of wireless networks. Net sales of digital entertainment devices increased approximately 47%, reflecting increased demand for digital set-tops, including HD/DVR set-tops, and IP set-top devices, partially offset by a decline in ASP due to a product mix shift towards all-digital set-tops. Unit shipments of digital entertainment devices increased 71% to 11.8 million units. Net sales of broadband gateways increased approximately 8%, primarily due to: (i) higher net sales of data modems, driven by net sales from the recently acquired Netopia business, and (ii) higher demand for voice modems. Net sales of wireless networks decreased 5%, primarily driven by lower demand for iDEN and CDMA infrastructure equipment, partially offset by higher demand for GSM infrastructure equipment, despite competitive pricing pressure.

During the second quarter of 2007, the segment began shipping digital set-tops that support the Federal Communication Commission (“FCC”) — mandated separable security requirement. FCC regulations mandating the separation of security functionality from set-tops went into effect on July 1, 2007. As a result of these regulations, many cable service providers accelerated their purchases of set-tops in the first half of 2007.

On a geographic basis, the 8% increase in net sales reflects higher net sales in all geographic regions. The increase in net sales in North America was driven primarily by higher sales of digital entertainment devices, partially offset by lower demand for iDEN and CDMA infrastructure equipment. The increase in net sales in Asia was primarily due to increased demand for GSM infrastructure equipment, despite continued competitive pricing pressure, partially offset by lower demand for CDMA infrastructure equipment. The increase in net sales in EMEA was driven primarily by higher sales of broadband gateways. Net sales in North America continue to comprise a significant portion of the segment’s business,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accounting for approximately 55% of the segment’s total net sales in the first nine months of 2007, compared to approximately 56% of the segment’s total net sales in the first nine months of 2006.

The segment reported operating earnings of $517 million in the first nine months of 2007, compared to operating earnings of $564 million in the first nine months of 2006. The decrease in operating earnings was primarily due to the decrease in gross margin, driven by: (i) continued competitive pricing pressure in the market for GSM infrastructure equipment, and (ii) lower demand for iDEN infrastructure equipment, partially offset by: (i) increased demand for digital entertainment devices, and (ii) the reversal of reorganization of business accruals recorded in 2006 relating to employee severance which are no longer needed. SG&A expenses increased primarily due to expenses by recently acquired businesses, partially offset by savings from cost-reduction initiatives. R&D expenditures decreased primarily due to savings from cost-reduction initiatives, partially offset by expenditures by recently acquired businesses and continued investment in digital entertainment devices and WiMAX. As a percentage of net sales for the first nine months of 2007 as compared to the first nine months of 2006, gross margin, SG&A expenses, R&D expenditures and operating margin all decreased.

In addition to the third-quarter 2007 acquisitions noted above, during 2007 the segment has completed the acquisitions of: (i) Netopia, Inc., a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, (ii) Tut Systems, Inc., a leading developer of edge routing and video encoders, and (iii) Modulus Video, Inc., a provider of MPEG-4 Advanced Coding (“AVC”) compression systems designed for delivery of high value video content in the IP set-top devices, cable, broadcast and satellite marketplace. These acquisitions enhance our ability to provide a complete end-to-end solution for the delivery of advanced video, voice and data services.

Enterprise Mobility Solutions Segment

The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety (which, together with all sales to distributors of two-way communications products, are referred to as the “government and public safety market”), as well as utility, transportation, retail and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). For the third quarter of 2007, the segment’s net sales represented 22% of the Company’s consolidated net sales, compared to 13% in the third quarter of 2006. For the first nine months of 2007, the segment’s net sales represented 21% of the Company’s consolidated net sales, compared to 12% in the first nine months of 2006.

	Three Months Ended			Nine Months Ended
	September 29,	September 30,		September 29,	September 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change

Segment net sales	$1,954	$1,329	47%	$5,591	$3,821	46%
Operating earnings (loss)	328	254	29%	762	635	20%

Three months ended September 29, 2007 compared to three months ended September 30, 2006

In the third quarter of 2007, the segment’s net sales increased 47% to $2.0 billion, compared to $1.3 billion in the third quarter of 2006. The 47% increase in net sales was primarily due to increased net sales in the commercial enterprise market, driven by net sales from the recently acquired Symbol business. The net sales in the government and public safety market increased 8%, primarily due to strong demand in North America. The 47% increase in net sales reflects higher net sales in all geographic regions. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 62% of the segment’s total net sales in the third quarter of 2007, compared to 61% in the third quarter of 2006.

The segment reported operating earnings of $328 million in the third quarter of 2007, compared to operating earnings of $254 million in the third quarter of 2006. The increase in operating earnings was primarily due to the increase in gross margin from: (i) the commercial enterprise market, driven by net sales from the recently acquired Symbol business, and (ii) the government and public safety market, driven by strong net sales in North America. This improvement in gross margin was partially offset by increases in SG&A and R&D expenses, primarily due to expenses by recently acquired businesses. As a percentage of net sales for the third quarter of 2007 as compared to the third quarter of 2006, gross margin, R&D expenditures and operating margin decreased, and SG&A expenses increased.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 29, 2007 compared to nine months ended September 30, 2006

In the first nine months of 2007, the segment’s net sales increased 46% to $5.6 billion, compared to $3.8 billion in the first nine months of 2006. The 46% increase in net sales was primarily due to increased net sales in the commercial enterprise market, driven by the net sales from the recently acquired Symbol business. The net sales in the government and public safety market increased 8%, primarily due to strong demand in North America. The 46% increase in net sales reflects higher net sales in all geographic regions. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for approximately 62% of the segment’s total net sales in the first nine months of 2007, compared to approximately 63% in the first nine months of 2006.

The segment reported operating earnings of $762 million in the first nine months of 2007, compared to operating earnings of $635 million in the first nine months of 2006. The increase in operating earnings was primarily due to the increase in gross margin from: (i) the commercial enterprise market, driven by net sales from the recently acquired Symbol business, and (ii) the government and public safety market, driven by strong net sales in North America. This improvement in gross margin was partially offset by: (i) an inventory-related charge in connection with the acquisition of Symbol, and (ii) increases in SG&A and R&D expenses, primarily due to expenses by recently acquired businesses. As a percentage of net sales for the first nine months of 2007 as compared to the first nine months of 2006, gross margin, R&D expenditures and operating margin decreased, and SG&A expenses increased.

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

During the first quarter of 2007, the Company also completed the acquisition of Good Technology, Inc., a leading provider of enterprise mobile computing software and services, to extend the segment’s mobile computing capabilities while also increasing the segment’s client base.

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

— Taxes on income

— Valuation of investments and long-lived assets

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter of 2007, there has been no change in the above critical accounting policies or the underlying accounting assumptions and estimates used in the above critical accounting policies.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 has certain recognition and disclosure requirements which the Company adopted as of December 31, 2006. Additionally, SFAS 158 requires employers to measure defined benefit plan assets and obligations as of the date of the statement of financial position. This measurement date provision is effective for fiscal years ending after December 31, 2008. The Company plans to adopt the measurement date provisions for its Non-U.S. plans as of December 31, 2007 and anticipates that the adoption of these provisions will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967” based on the substance of the agreement with the employee. Under the provisions of these Statements, a liability should be accrued equal to the actuarial present value of the future death benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company will adopt EITF 06-4 as of January 1, 2008 and anticipates that the adoption of these provisions will result in an increase in other liabilities of approximately $50 million with the offset reflected as a cumulative-effect adjustment to retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

Realignment of Segments

As described in a Form 8-K filed on July 17, 2007, the Company has realigned its operations, effective as of the second quarter of 2007, into the following three business segments in order to better align its operations with the evolving nature of our customers and served markets: (i) Mobile Devices, (ii) Home and Networks Mobility, and (iii) Enterprise

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reclassifications and Immaterial Adjustments

As described in a Form 8-K filed on July 17, 2007, the Company has made two immaterial adjustments to our previously filed consolidated financial statements. The Form 8-K filed on July 17, 2007 presented the Company’s 2004, 2005, 2006 and first quarter 2007 financial information reflecting the recently identified immaterial adjustments. The impact of these adjustments to the condensed consolidated financial statements and related notes reported in this Form 10-Q are detailed below:

•	The first adjustment has a minor offsetting impact on the Condensed Consolidated Statements of Operations. The immaterial adjustment relates solely to the elimination of inter-segment sales relating to a business in our Home and Networks Mobility segment. The impact of the immaterial adjustment was $32 million for the nine months ended September 30, 2006 between Net sales and Costs of sales and has no impact on Gross margin, Operating earnings or any other financial statement line items. There was no impact to the three months ended September 30, 2006. The adjustment has no impact on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Stockholders’ Equity or Condensed Consolidated Statements of Cash Flows.

•	The second adjustment has a minor impact on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. The immaterial adjustment relates solely to a $396 million change in classification of certain deposits between Cash and cash equivalents and Short-term investments at December 31, 2006. The resulting impact on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2007 was a $396 million adjustment to Purchases of short-term investments, which resulted in a change to the Net decrease in cash and cash equivalents for the period, but has no impact on Net cash provided by operating activities. The resulting impact on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 was a $265 million adjustment to Purchases of short-term investments, which resulted in a change to the Net decrease in cash and cash equivalents for the period, but has no impact on net cash provided by operating activities. The adjustment has no impact on the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statement of Stockholders’ Equity.

Effective in the fourth quarter of 2006, the Company reflects costs associated with the amortization of intangible assets and in-process research and development at the corporate level rather than at the business segment level. Accordingly, these costs have been reclassified in prior period financial statements from the corresponding business segment to Other and Eliminations to conform to the current period presentation. In addition, certain costs associated with amortization of intangible assets, information technology development and new product introduction costs have been reclassified between statement lines in the consolidated statements of operations in the prior period financial statements to conform to the current period presentation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

As a multinational company, the Company’s transactions are denominated in a variety of currencies. The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as a part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract. During the third quarter, certain hedged forecasted transactions were no longer probable. As a result, the hedging relationship was de-designated on the underlying instruments, resulting in a loss of $6 million which was included in Foreign currency gain in Other within Other income in the Company’s condensed consolidated statements of operations.

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

At September 29, 2007 and December 31, 2006, the Company had net outstanding foreign exchange contracts totaling $3.1 billion and $4.8 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income in the Company’s condensed consolidated statements of operations. The following table shows the five largest net foreign exchange contract positions as of September 29, 2007 and December 31, 2006:

	September 29,	December 31,
Buy (Sell)	2007	2006

Chinese Renminbi	$(1,408)	$(1,195)
Euro	(291)	(2,069)
Brazilian Real	(280)	(466)
Japanese Yen	316	143
British Pound	244	252

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have investment grade credit ratings, to fail to meet their obligations.

Interest Rate Risk

At September 29, 2007, the Company’s short-term debt consisted primarily of $164 million of short-term foreign debt and $50 million of commercial paper, priced at short-term interest rates. The Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays these outstanding interest rate swaps at September 29, 2007:

	Notional Amount	Underlying Debt
Date Executed	Hedged	Instrument

August 2004	$1,200	4.608% notes due 2007
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010

	$2,524

The weighted average short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 7.5% for the three months ended September 29, 2007. The fair value of the above interest rate swaps at September 29, 2007 and December 31, 2006, was $(16) million and $(47) million, respectively. Except as noted below, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at September 29, 2007 or December 31, 2006.

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

In connection with the issuance of debt on October 29, 2007, the Company entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments on the $400 million of 5.375% Senior Notes due November 15, 2012 and the $400 million of 6.0% Senior Notes due November 15, 2017.

Additionally, effective December 31, 2006, one of the Company’s European subsidiaries entered into interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is floating based on 3-month EURIBOR plus a spread. The Interest Agreements change the characteristics of interest rate payments from short-term EURIBOR based variable payments to maximum fixed-rate payments. The Interest Agreements are not accounted for as part of a hedging relationship and accordingly the changes in the fair value of the Interest Agreements are included in Other income in the Company’s condensed consolidated statements of operations. The fair value of the Interest Agreements at September 29, 2007 and December 31, 2006 was $4 million and $1 million, respectively. The weighted average fixed rate payments on these EURIBOR interest rate agreements was 5.8%.

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

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Looking Forward”, about profitability and performance of our business segments and cost savings from our cost-reduction initiatives; (2) “Management’s Discussion and Analysis,” about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs, (b) the Company’s ability and cost to repatriate funds, (c) future cash contributions to pension plans and retiree health benefit plans, (d) outstanding commercial paper balances, (e) the Company’s ability and cost to access the capital markets, (f) the Company’s plans with respect to the level of outstanding debt, (g) expected payments pursuant to commitments under long-term agreements, (h) the outcome of ongoing and future legal proceedings, (i) the completion and impact of pending acquisitions and divestitures, and (j) the impact of recent accounting pronouncements on the Company; (3) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations, and (4) “Legal Proceedings,” about the ultimate disposition of pending legal matters and the resulting impact on the Company.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” on pages 16 through 24 of our 2006 Annual Report on Form 10-K, on pages 43 through 44 of our first quarter 2007 Form 10-Q, and on page 49 of our second quarter Form 10-Q. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage

During 2001 and 2002, several cases were filed alleging that use of a cellular phone caused a malignant brain tumor: Murray v. Motorola, Inc., et al., filed November 15, 2001, in the Superior Court of the District of Columbia; Agro, et al. v. Motorola, Inc., et al., filed February 26, 2002, in the Superior Court of the District of Columbia; Cochran, et al. v. Audiovox Corporation, et al., filed February 26, 2002, in the Superior Court of the District of Columbia and Schofield, et al. v. Matsushita Electric Corporation of America, et al., filed February 26, 2002, in the Superior Court of the District of Columbia. Each complaint seeks compensatory damages in excess of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages in excess of $100 million. These cases were removed to federal court and transferred to the United States District Court for the District of Maryland (the “MDL Court”). On July 19, 2004, the MDL Court found that there was no federal court jurisdiction over Murray, Agro, Cochran and Schofield and remanded those cases to the Superior Court for the District of Columbia. On November 30, 2004, defendants moved to dismiss the Murray, Agro, Cochran and Schofield complaints. On August 24, 2007, the Superior Court for the District of Columbia granted the defendants’ motion and dismissed the cases with prejudice on federal preemption grounds. On September 20, 2007, plaintiffs appealed the dismissal to the District of Columbia Court of Appeals.

Iridium Bankruptcy Court Lawsuit

Motorola was sued by the Official Committee of the Unsecured Creditors of Iridium in the United States Bankruptcy Court for the Southern District of New York (the “Iridium Bankruptcy Court”) on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty and fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. On September 20, 2007, following trial on the solvency and capital adequacy portion of the Committee’s fraudulent transfer and preference claims, the Iridium Bankruptcy Court granted judgment for Motorola on all those claims.

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

Telsim Class Action Securities Lawsuits

A purported class action lawsuit, Barry Family LP v. Carl F. Koenemann, was filed against the former chief financial officer of Motorola on December 24, 2002 in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In 2003, it was consolidated with a number of related cases as In re Motorola Securities Litigation in the United States District Court for the Northern District of Illinois (“Illinois District Court”). During 2005, the Illinois District Court certified the case as a class action. On April 12, 2007, the parties entered into a settlement agreement, pursuant to which, upon final approval by the court, Motorola is obligated to pay $190 million to the class and all claims against Motorola by the class will be dismissed and released. On September 7, 2007, the Illinois District Court held a hearing and granted final approval of the settlement. The final approval order was entered on September 11, 2007. On October 11, 2007, the time for appeal of that order passed without any appeal having been filed.

A purported class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (“Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan for whose individual accounts the Plan purchased or held shares of common stock of Motorola from “May 16, 2000 to the present,” and sought an unspecified amount of damages. On September 30, 2005, the Illinois District Court dismissed the second amended complaint filed on October 15, 2004 (“Howell Complaint”). Plaintiff filed an appeal to the dismissal on October 27, 2005. On March 19, 2007, the appeals court dismissed the appeal. Three new purported lead plaintiffs have intervened in the case, and have filed a motion for class certification seeking to represent Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through December 31, 2002. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. Motorola has sought leave to appeal in the appellate court and reconsideration in the Illinois District Court of certain aspects of the class certification order. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001 with certain exclusions.

Charter Communications Class Action Securities Litigation

On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri (“Missouri District Court”) against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Charter securities. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. On August 5, 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. As to

Motorola, the amended complaint alleges a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5(a)-(c) promulgated thereunder relating to Charter securities and seeks an award of compensatory damages. The Missouri District Court issued a final judgment dismissing Motorola from the case which plaintiff appealed to the United States Court of Appeals for the Eighth Circuit (“Court of Appeals”). On April 11, 2006, the Court of Appeals affirmed the final judgment of the Missouri District Court dismissing Motorola from the case. On March 26, 2007, the United States Supreme Court granted certiorari in the case. On October 9, 2007, the United States Supreme Court heard argument in the case.

Adelphia Communications Corp. — Related Cases

Securities and Exchange Commission Investigation

On May 8, 2007, the Company entered into a settlement agreement with the Securities and Exchange Commission in connection with its investigation regarding matters related to the In re Adelphia Communications Corp. Securities and Derivative Litigation. The Company, without admitting or denying the findings, consented to a cease and desist order and paid $25 million in the settlement.

Silverman Securities Litigation And Related Derivative Actions

A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 4, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007 in the United States District Court for the Northern District of Illinois (“Illinois District Court”). The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act of 1934. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola’s projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported artificial inflation in the price of Motorola shares during the class period.

Two other federal securities lawsuits making identical allegations have also been filed in the Illinois District Court and designated as related to Silverman. The plaintiffs in each case have agreed that a consolidated amended complaint will be filed 45 days after selection of a lead plaintiff.

In addition, on August 24, 2007, two purported derivative actions, Williams v. Zander, et al., and Cinotto v. Zander, et al., were filed in the Circuit Court of Cook County, Illinois (“Circuit Court”) against the Company and certain current and former officers and directors of the Company. These complaints make similar factual allegations to those made in the Silverman complaint and assert causes of action for purported breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints seek unspecified damages associated with the alleged loss to the Company deriving from the defendants’ actions and ask the Circuit Court to direct Motorola to make a number of changes to its internal procedures. The plaintiffs in each case have agreed that a consolidated amended complaint will be filed in November 2007.

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

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 16 through 24 of the Company’s 2006 Annual Report on Form 10-K, on page 43 through 44 of the Company’s first quarter 2007 Form 10-Q, and on page 49 of the Company’s second quarter 2007 Form 10-Q. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 29, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a) Total Number		as Part of Publicly	May Yet be Purchased
	of Shares	(b) Average Price	Announced Plans or	Under the Plans or
Period	Purchased(1)(2)(4)(5)	Paid per Share(1)(3)(5)	Programs(2)(4)(5)	Programs(2)(4)(5)

07/01/07 to 07/27/07	0		0	$4,440,908,130
07/28/07 to 08/24/07	1,670,401	$16.31	1,667,600	$4,413,706,477
08/25/07 to 09/29/07	5,331,737	$17.09	5,297,700	$4,323,212,127

Total	7,002,138	$16.90	6,965,300

(1)	In addition to purchases under the 2006 Stock Repurchase Program (as defined below), included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 36,838 shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees.

(2)	Through actions taken on July 24, 2006 and March 21, 2007, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”).

(3)	Average price paid per share of common stock repurchased under the 2006 Stock Repurchase Program is execution price, excluding commissions paid to brokers.

(4)	The Company also announced on March 21, 2007, that it entered into an agreement to repurchase $2.0 billion of its outstanding shares of common stock, through an accelerated stock buyback agreement (“ASB”). Under the ASB, the Company immediately paid $2.0 billion and received an initial 68.0 million shares in March. In April, the Company received an additional 34.4 million shares under the ASB. In August, the Company received an additional 9.2 million shares as the final adjustment under the ASB. The total shares purchased under the ASB were 111.6 million shares.

(5)	The 9.2 million shares delivered under the ASB (as defined above) that were delivered in August, but paid for in March 2007, have been treated as March purchases and have not been reflected in the numbers above.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

Item 6.	Exhibits

Exhibit No.		Description

10.39		Amended and Restated Employment Agreement between Thomas J. Meredith and Motorola, Inc. dated October 4, 2007 (incorporated by reference to Exhibit 10.39 to Motorola’s Report on Form 8-K filed on October 4, 2007 (File No. 1-7221)).
10.41		Agreement between Motorola, Inc. and David Devonshire dated September 18, 2007 (incorporated by reference to Exhibit 10.41 to Motorola’s Report on Form 8-K filed on September 19, 2007 (File No. 1-7221)).
*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Thomas J. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Thomas J. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Marc E. Rothman
Marc E. Rothman
Senior Vice President, Finance and Corporate Controller
(Duly Authorized Officer and
Chief Accounting Officer of the Registrant)

Date: November 6, 2007

EXHIBIT INDEX

Exhibit No.		Description

10.39		Amended and Restated Employment Agreement between Thomas J. Meredith and Motorola, Inc. dated October 4, 2007 (incorporated by reference to Exhibit 10.39 to Motorola’s Report on Form 8-K filed on October 4, 2007 (File No. 1-7221)).
10.41		Agreement between Motorola, Inc. and David Devonshire dated September 18, 2007 (incorporated by reference to Exhibit 10.41 to Motorola’s Report on Form 8-K filed on September 19, 2007 (File No. 1-7221)).
*31	.1	Certification of Edward J. Zander pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Thomas J. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Edward J. Zander pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Thomas J. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith