Form 10-K
period 2007-12-31
MOTOROLA INC
filed 2008-02-28
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the Registrant’s most recently completed second quarter) was approximately $40.6 billion (based on closing sale price of $17.70 per share as reported for the New York Stock Exchange-Composite Transactions).

The number of shares of the registrant’s Common Stock, $3 par value per share, outstanding as of January 31, 2008 was 2,254,786,558.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders, which Proxy Statement will be filed no later than April 29, 2008, are incorporated by reference into Part III.

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

General

We provide technologies, products and services that make a broad range of mobile experiences possible. Our portfolio includes wireless handsets, wireless accessories, digital entertainment devices, wireless access systems, voice and data communications systems, and enterprise mobility products. With the rapid convergence of fixed and mobile broadband Internet and the growing demand for next-generation mobile communications solutions by people, businesses and governments, we are focused on high-quality, innovative products that meet the expanding needs of our customers around the world.

Motorola is a market leader in the following businesses:

•	The Mobile Devices business designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Home and Networks Mobility business designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol (“IP”) video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery solutions, broadband access infrastructure systems, and associated data and voice customer premise equipment (“broadband gateways”) to cable television and telecom service providers, and (ii) wireless access systems (“wireless networks”), including cellular infrastructure systems and wireless broadband systems, to wireless service providers.

•	The Enterprise Mobility Solutions business designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies, as well as retail, utility, transportation, manufacturing, healthcare and other commercial customers.

Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.

Business Segments

Motorola reports financial results for the following three operating business segments:

Mobile Devices Segment

The Mobile Devices segment (“Mobile Devices” or the “segment”) designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In 2007, the segment’s net sales represented 52% of the Company’s consolidated net sales.

Principal Products and Services

Our wireless subscriber products include wireless handsets with related software and accessory products. We also sell and license our intellectual property. We market our products worldwide to carriers and consumers through direct sales, distributors, dealers, retailers and, in certain markets, through licensees.

Our Industry

The overall wireless handset industry remains strong. Total industry shipments of wireless handsets (also referred to as industry “sell-in”) increased to approximately 1.14 billion units in 2007, an increase of approximately 16% compared to 2006. Demand from new subscribers was strong in emerging markets, led by India and China. Replacement sales in highly-penetrated markets were also strong due to generally favorable economic conditions, as well as compelling new handset designs, attractive handset features and the increased roll-out of high-speed data networks, all creating greater demand.

Industry forecasters predict that the wireless handset industry will continue to grow over the next several years, although the annual rate of growth is expected to be in the 10% range as opposed to the approximately 20% average annual growth the industry experienced from 2003 through 2007. Continued growth is expected to be driven primarily by demand from new subscribers in emerging markets and replacement sales from the current subscriber base.

Our Strategy

Motorola seeks to be a leading supplier of wireless handsets and mobile experiences to customers globally. To accomplish this objective, our strategy is focused on improving our product portfolio to meet consumer demands and improving our financial performance. This includes transitioning to silicon and software platforms that enable us to lower costs, get to market faster and offer richer consumer experiences.

We have structured our mobile device product portfolio and development into four primary product segments: Mass Market, Feature, Multimedia and Productivity. Our strategy is to offer a broad array of products in each of these product segments.

The Mass Market product segment focuses on voice-centric devices with targeted features. While this segment is maturing in North America, Europe and parts of Asia, it is growing significantly in developing regions. To address this market, we are expanding our handset offerings around our new W Series of handsets. These handsets satisfy everyday communications needs, include targeted features and are offered at affordable price points across all regions and in both CDMA and GSM technologies. The key to our success in the Mass Market product segment is offering products at competitive price points.

The Feature product segment focuses on delivering iconic, fashionable phones with high-end features. During 2007, we refreshed our flagship RAZR franchise with the RAZR2, the luxurious RAZR2 V8, and a RAZR classic with video playback and a digital audio processor music player. We are focused on building an enhanced portfolio of Feature phone devices that deliver compelling 2G and 3G mobile experiences.

The Multimedia product segment is focused on the convergence of voice capabilities with multimedia experiences on a single mobile device. In the recent past, many of our customers have purchased and used different devices from multiple consumer electronics segments to meet their lifestyle needs. In addition to mobile phones, they use devices such as cameras, mobile music and video players, mobile gaming devices and portable navigation devices. Increasingly, these experiences will be delivered through compelling applications and services on a single device. We are developing handsets designed to strengthen our Multimedia product offerings, such as the MOTOROKR Z6 and the S9 headset, a 2008 mobile music offering. We are particularly focused on developing a broader offering of 3G products for the Multimedia product segment.

The Productivity product segment is growing as workforces around the world continue to demand increasingly robust wireless handsets and consumers want their email “on the go.” In 2007, we expanded our Q franchise across all regions and major technologies with the launch of the GSM Q8 and UMTS Q9h. We are planning to capitalize on new opportunities in this growing product segment.

Throughout each of these product segments, we have increased our focus in our accessories portfolio to deliver complete mobile experiences and to complement the features and functionalities of the wireless handsets.

Additionally, we are expanding our accessory compatibility across all brands of wireless handsets and Bluetooth-enabled devices.

We are investing in next-generation technologies, such as WiMAX, HSDPA and Long Term Evolution (“LTE”). We believe a strong intellectual property portfolio is critical to our long-term success and to ensuring that we maintain a favorable strategic position in these technologies. We will continue to identify opportunities to generate licensing revenue from these investments. We also believe that innovation is critical to offering devices that demonstrate unique experiences and value propositions for consumers. As an example, in 2007 we began shipping our flagship RAZR2 devices with Crystal Talk, a proprietary technology that automatically adjusts audio quality based on ambient noise conditions to provide the optimal conversational experience. In application services, we continue to work with third parties to improve upon and develop our services and applications, which will deliver rich experiences to the customer. Motorola is committed to investing in evolving technologies to ensure that we continue to deliver enhanced and differentiated wireless handset experiences to consumers.

In January 2008, we announced that we are evaluating alternatives for the structural and strategic realignment of our Mobile Devices business to better equip it to recapture global market leadership and to enhance shareholder value. This may include the separation of the Mobile Devices business from Motorola’s other businesses to permit each to grow and better serve their customers.

Customers

We continue to focus on strengthening our relationships with our customers. The segment has several large customers worldwide, the loss of one or more of which could have a material adverse effect on the segment’s business. The largest of the segment’s end customers (including sales through distributors) are Sprint Nextel, AT&T, Verizon, China Mobile and America Movil. In 2007, aggregate net sales to these five customers represented approximately 42% of the segment’s net sales.

In addition to selling directly to carriers and operators, our Mobile Devices business also sells products through a variety of third-party distributors and retailers, which account for approximately 33% of the segment’s net sales. The largest of these distributors is Brightstar Corporation.

The U.S. market continued to be the segment’s largest individual market, accounting for approximately 46% of the segment’s net sales in 2007, compared to approximately 35% of the segment’s net sales in 2006. Approximately 54% of the segment’s net sales in 2007 were to markets outside the U.S., the largest of which were Brazil, China and Mexico. Compared to 2006, the segment experienced sales declines in each of its four major sales regions: Asia, the Europe, Middle East and Africa region (“EMEA”), North America and Latin America.

Competition

The segment believes its overall market share for the full year 2007 was approximately 14%, making it the third-largest worldwide supplier of wireless handsets. The segment experiences intense competition in worldwide markets from numerous global competitors, including some of the world’s largest companies, such as Nokia, Samsung, Sony-Ericsson and LG. In 2007, consolidation in the wireless handset industry slowed compared to previous years, and the five largest vendors together held an aggregate market share of approximately 83%, compared to 84% at the end of 2006. During 2007, regulatory changes in China precipitated a substantial increase in the number of manufacturers producing handsets in that market. The increased competition, primarily in the very low tier of the Mass Market product segment, has impacted shipment volumes in China for global vendors, as local vendors gained market share in the fourth quarter of 2007.

Major competitors in the industry are moving to applications and services as key sources of value and are increasing their focus and investments in these areas. In response, Motorola has created a global applications and services team within the Mobile Devices segment to focus on building the applications and services business.

General competitive factors in the market for the segment’s products include: design; time-to-market; brand awareness; technology offered; price; product proposition, performance, quality, delivery and warranty; the quality and availability of service; and relationships with key customers.

Payment Terms

The segment’s customers and distributors buy from us regularly with payment terms that are competitive with current industry practices. These terms vary globally and generally range from cash-with-order to 60 days. Extended payment terms beyond 60 days are provided to customers on a limited basis. A customer’s outstanding credit at any point in time is limited to a predetermined amount as established by the Company.

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

The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include wireless local area network systems, such as WiFi, and wide area network systems, such as WiMAX and LTE. Other countries have also deregulated portions of their available spectrum to allow deployment of these and other new technologies, which can be offered without spectrum license costs. Deregulation may introduce new competition and new opportunities for Motorola and our customers. In addition, Mobile WiMAX was recently approved as a global IMT (International Mobile Telecommunications) standard. This action lays the foundation to further expand mobile WiMAX in key bands, making additional spectrum available globally.

In January 2008, the Federal Communications Commission (“FCC”) began its auction of 700 MHz band spectrum licenses in the United States. This spectrum can carry large amounts of data across long distances and penetrate walls easier than higher frequencies, enhancing in-building coverage. The open-access conditions are intended to help foster innovation in handsets and applications, however the actual impact of the new licenses is unclear. The open access provision applies to approximately one-third of the U.S. spectrum being auctioned and prevents the licensee from blocking devices or applications that are compatible with the network.

Backlog

The segment’s backlog was $647 million at December 31, 2007, compared to $1.4 billion at December 31, 2006. This decrease in backlog is primarily due to a decline in customer demand driven by gaps in the segment’s product portfolio. The 2007 backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2008. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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

Inventory, Raw Materials, Right of Return and Seasonality

The segment’s practice is to carry reasonable amounts of inventory in manufacturing and distribution centers in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2007, the segment had a lower inventory balance than at the end of 2006. The decrease reflects the significant decline in sales volumes during 2007, as well as an ongoing emphasis on managing inventory levels.

Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations.

Energy necessary for the segment’s manufacturing facilities consists primarily of electricity and natural gas, which are currently in generally adequate supply for the segment’s operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices, which increased significantly during 2007 and increased our manufacturing and shipping costs. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of the aforementioned items or a significant cost increase could affect the segment’s results.

The segment permits returns under limited circumstances to remain competitive with current industry practices.

The segment typically experiences higher sales in the fourth calendar quarter and lower sales in the first calendar quarter of each year due to seasonal trends in the wireless handset industry.

Our Facilities/Manufacturing

Our headquarters is located in Libertyville, Illinois. Our other major facilities are located in Plantation, Florida; Flensburg, Germany; Singapore; Beijing, Hangzhou and Tianjin, China; Jaguariuna, Brazil; Basingstoke, England; and Chennai, India. We have recently announced our intent to exit our Flensburg, Germany facility.

We also use several electronics manufacturing suppliers (“EMS”) and original design manufacturers (“ODM”) to enhance our ability to lower our costs and/or deliver products that meet consumer demands in the rapidly-changing technological environment. A portion of our handsets are manufactured either completely or substantially by non-affiliated EMS and ODM manufacturers and the percentage of total manufactured unit volume with these manufacturers increased moderately from 2006 to 2007.

In 2007, our handsets were primarily manufactured in Asia and we expect this to continue in 2008. Our largest manufacturing facilities are located in China, Singapore and Brazil. Each of these facilities serves multiple countries and regions of the world.

Home and Networks Mobility Segment

The Home and Networks Mobility segment (“Home and Networks Mobility” or the “segment”) designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol (“IP”) video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery solutions, broadband access infrastructure systems, and associated data and voice customer premise equipment (“broadband gateways”) to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems (“wireless networks”), including cellular infrastructure systems and wireless broadband systems, to wireless service providers. In 2007, the segment’s net sales represented 27% of the Company’s consolidated net sales.

Principal Products and Services

In the home business, the segment is a leading provider of end-to-end networks used for the delivery of video, data and voice services over hybrid fiber coaxial (“HFC”) networks, digital subscriber line (“DSL”) and passive optical networks (“PON”). Our portfolio includes: MPEG video encoding equipment for standard-definition and high-definition television (“HDTV” or “HD”); video processing and multiplexing systems; and video-on-demand, switched digital video and conditional access solutions used by network operators and programmers to deliver video programming. We provide a broad array of digital entertainment devices supporting analog, digital and IP video delivery including HD and digital video recording (“DVR”) (together, “HD/DVR”) applications. We support the delivery of high-speed data and voice services with head-end and central office equipment, along with data and voice modems and gateways for HFC and DSL networks and optical line terminals for PON networks.

In the wireless networks business, the segment provides end-to-end cellular networks, including radio base stations, base station controllers, associated software and services, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. The segment also offers a portfolio of WiMAX products to create mobile IP broadband access. WiMAX has the potential to make mobile bandwidth more affordable and accessible for mainstream consumer adoption.

Our products are marketed primarily to cable television operators, television programmers, telecom operators, wireless service providers and other communications providers worldwide and are sold primarily by our skilled sales personnel.

Our Industry

The home market is evolving rapidly as cable and telecom network operators expand their video, data and voice services (commonly known as the “triple play”) to grow their subscriber base. The competition between cable and telecom service providers is increasing. Telecom operators are expanding their broadband networks and beginning to offer advanced video and data services using IPTV and PON technologies. Cable operators are responding by expanding their investment in HD programming, bundling voice-over-IP services, expanding their broadband data service through Data Over Cable Service Interface Specifications (“DOCSIS”) 3.0 channel bonding, and maximizing utilization of network bandwidth using switched digital video.

Our home business is subject to regulation by the FCC in the United States and other governmental communication regulators throughout the world. On July 1, 2007, regulations enacted by the FCC became effective, requiring separation of security functionality from cable set-tops. A full two-way security interface continues to be refined. Once developed and implemented, these changes are expected to increase competition and encourage the sale of set-tops and integrated devices, such as televisions and DVRs, that will allow retail customers direct access to programming. Traditionally, service providers have leased digital entertainment devices to their customers.

In the wireless networks market, the majority of installed cellular infrastructure systems are based on CDMA, GSM, UMTS and iDEN technologies. We supply systems based on each of these technologies and are the sole supplier of proprietary iDEN networks. Advanced infrastructure systems based on these technologies include GPRS, CDMA-1X and EDGE. In addition, some segments of the cellular infrastructure industry have installed, or are in the process of migrating to, 3G networks, which are high-capacity radio access wireless networks providing enhanced data services, improved Internet access and increased voice capacity. The primary 3G technologies are W-CDMA (based on either UMTS or Freedom of Mobile Multimedia Access (“FOMA”) technologies) and CDMA2000 1xEVDO. We supply 3G systems based on UMTS and CDMA 2000 1xEVDO technologies. An additional 3G technology standard is TD-SCDMA, driven primarily by the Chinese government and local Chinese vendors. We expect 3G licenses to be awarded in China during 2008.

Industry standards bodies are in the process of defining the next generation of wireless broadband systems after 3G. The Institute of Electrical and Electronics Engineers (“IEEE”) is currently developing fixed and mobile broadband standards (802.16d and 802.16e) based on orthogonal frequency division multiplexing (“OFDM”) technology, which will utilize wider channels and enable triple play services (voice, data, video). Based upon developments in the 802.16e standard, we expect to see the WiMAX market begin to develop in 2008 as several WiMAX networks come on-line and devices utilizing these networks become widely available. We are an early leader in next-generation wireless broadband products, including WiMAX technology.

The International Telecommunications Union (“ITU”) is also adopting next-generation cellular wireless access standards (“4G”) for the cellular infrastructure industry, also based on OFDM technology and known commonly as Long Term Evolution (“LTE”). LTE has widespread industry support, not only from current GSM/UMTS operators, but also from CDMA/EV-DO based carriers. Motorola has been chosen as a trial supplier for a joint Verizon/Vodafone LTE trial that is currently underway.

Licensing bodies of governments around the world are making spectrum available for advanced wireless technologies, including 4G, in recognition of growing demand for wireless broadband services. Currently, Motorola estimates that there are over 1,200 licenses available worldwide for advanced wireless technologies, such as 802.16e, with over 800 licenses outside North America.

Demand for our products depends primarily on: (i) capital spending by providers of cellular and broadband services for constructing, rebuilding or upgrading their communications systems, and (ii) the marketing of advanced communications services by those providers. The amount of spending by these providers, and therefore a majority of our sales and profitability, are affected by a variety of factors, including: (i) the continuing trend of consolidation within the cable, wireline and wireless industries, (ii) the financial condition of operators and alternative providers, including their access to financing, (iii) technological developments, (iv) standardization efforts that impact the deployment of new equipment, (v) new legislation and regulations affecting the equipment sold by the segment, and (vi) general economic conditions.

In 2007, the home business benefited from increased spending by operators on our products due to the increase in video and data subscribers and the deployment of advanced video platforms by cable operators for HD/DVR applications, as well as from spending by telecom operators upgrading their networks and adding video services. We expect this industry to continue to grow in 2008, driven by continued expansion of broadband network capacity and services.

In 2007, the overall market for traditional CDMA wireless networks was relatively flat and the overall markets for GSM and iDEN wireless networks were down. Forecasted industry trends point to a decline in the CDMA, GSM and iDEN markets in 2008 as next-generation 3G and WiMAX wireless networks are deployed. Sales in the overall wireless network market are expected to be flat, or up slightly, in 2008.

Our Strategy

The Home and Networks Mobility segment is focused on leadership in next-generation broadband solutions to accelerate the delivery of personal media experiences. Key elements in the segment’s strategy include: (i) providing for seamless convergence of services and applications across delivery platforms within the home and across wireline and wireless networks, (ii) innovating and optimizing our end-to-end network portfolio, and (iii) developing new services that leverage our platforms to provide revenue-generating applications and services to our operator customers while enabling consumers to experience media mobility.

In the home business, we are focused on accelerating the rate of digital penetration by broadband operators in North America through an enhanced suite of digital entertainment devices. These products include basic models supporting the industry movement to all-digital delivery and advanced units supporting HD/DVR functions. We are capitalizing on telecom operators decisions to offer IPTV to their subscribers globally, with products that support delivery of video content using both copper-outside-plant and fiber-to-the-premises (“FTTP”) networks. During the year, the segment continued to provide video infrastructure, FTTP access network equipment and advanced digital entertainment devices for the launch of Verizon’s FiOS service and is supplying IP interactive set-tops to leading telecommunication companies around the world, including AT&T, SingTel and Telia Sonera.

We are also enhancing and expanding our voice and data portfolio to offer end-to-end solutions for fixed-mobile convergence and next-generation converged IP-based voice, data and video delivery. These solutions include: (i) broadband gateways with support for handing off a mobile voice or data call to a carrier’s VoIP or data network, and (ii) next-generation infrastructure products enhancing our cable modem termination system (“CMTS”) and PON platforms to expand the bandwidth delivered to a home or business. We developed our first Femtocell gateway in 2007, which enables consumers to connect to a wireless service provider’s network via a DSL or cable broadband connection. We are also an industry leader in broadband infrastructure solutions, introducing DOCSIS 3.0 channel bonding on our CMTS and cable modems and commercially deploying our Gigabit PON platform.

In order to enhance our strategy, as well as increase our offerings to wireline carriers, we have completed several strategic acquisitions. During 2007, we completed the acquisition of Netopia, Inc., a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections. We also acquired: (i) Tut Systems, Inc., a leading developer of edge routing and video encoders; (ii) Terayon Communication Systems, Inc., a provider of real-time digital video networking applications to cable, satellite and telecommunication service providers worldwide; (iii) Modulus Video, Inc., a provider of MPEG-4 Advanced Coding compression systems designed for delivery of high-value video content in the IP set-top devices for the digital video, broadcast and satellite marketplaces; and (iv) Leapstone Systems, Inc., a provider of intelligent multimedia service delivery and content management solutions to networks operators. These acquisitions enhance our ability to: (i) provide complete solutions to operators as they deploy advanced services, (ii) assist operators in growing their on-demand content offerings, deploying switched digital video technology, and enabling targeted advertising solutions, and (iii) provide end-to-end video solutions to wireline and wireless operators as they add video to their service offerings.

In the wireless networks business, the segment is investing to be a leader in next-generation wireless broadband technologies with its WiMAX solution. Because of its projected quicker time to market, expected lower cost and expected superior performance, the WiMAX wireless broadband technology, which is based on the IEEE standard 802.16e, represents a compelling offering for existing operators and emerging broadband service providers. In 2007, the segment delivered WiMAX network equipment to Wateen Telecom in Pakistan and Sprint Nextel and Clearwire in the United States. In addition, at the end of 2007, the segment was participating in over

40 WiMAX trials globally. The segment is also leveraging its WiMAX investment to develop its LTE solution. Vodafone and Verizon have launched a coordinated LTE trial in 2008. Motorola has been selected as a supplier to support this trial with both infrastructure equipment and handsets.

Customers

The largest of the segment’s customers are Comcast, Verizon, KDDI (a service provider in Japan), China Mobile and Sprint Nextel. In 2007, aggregate net sales to these five customers represented approximately 43% of the segment’s net sales. The loss of any of the segment’s large customers could have a material adverse effect on the segment’s business. Further, because many of these contracts are long-term, the loss of a major customer could impact revenue and earnings over several quarters. Although sales in North America continued to account for a majority of the segment’s sales, 48% of the segment’s net sales in 2007 were outside North America. The segment experienced sales increases in all geographic regions in 2007 compared to 2006.

Competition

The businesses in which the segment operates are highly competitive. The rapid technological changes occurring in each of the markets in which the segment competes are expected to lead to the entry of many new competitors. Competitive factors in the market for the segment’s products and systems include: technology offered; product and system performance; price; features; quality; delivery and availability. We believe that we are competitively positioned because of our solid relationships with major communication system operators worldwide, our technological leadership and our new product development capabilities. Price is a major area of competition and often impacts margins for initial system bids, particularly in emerging markets. Time-to-market has also been an important competitive factor, especially for new systems and technologies.

We compete worldwide in the market for digital entertainment devices for broadband networks. Based on 2007 annual sales, we believe we are the leading provider of digital cable and IPTV set-tops in North America. Our digital cable and IPTV set-tops compete with products from a number of different companies, including: (i) those that develop and sell products that are distributed by direct broadcast satellite service providers through retail channels, (ii) those that develop, manufacture and sell products of their own design, and (iii) those that license technology from us or other competitors. In North America, our largest competitor is Cisco. Other competitors in North America include ARRIS, Ericsson (which entered the market in 2007 via the acquisition of Tandberg) and Harmonic, Inc. Outside of North America, where we have a smaller market position, we compete with many equipment suppliers, including several consumer electronics companies.

The traditional competitive environment in the North American cable market continues to evolve. On July 1, 2007, regulations enacted by the FCC became effective requiring separation of security functionality from set-tops. To meet this requirement, we provide security modules to cable operators for use with both our own and third-party set-tops. A full two-way security interface specification continues to be refined. Once developed and implemented, these changes are expected to increase competition and encourage the sale of set-tops and integrated devices, such as televisions and DVRs, that will allow retail customers direct access to programming. Traditionally, cable service providers have leased the set-top to their customers.

We also compete worldwide in the market for broadband data and voice products. We believe that we are the leading provider of cable modems worldwide, competing with a number of consumer electronic companies and various original design manufacturers worldwide.

In the wireless networks market, there is widespread competition from numerous competitors, ranging from some of the world’s largest diversified companies to foreign, state-owned telecommunications companies to many small, specialized firms. Ericsson is the market leader, followed by the Nokia-Siemens joint venture, Alcatel-Lucent, and two vendors with similar market share, Motorola and Nortel. Huawei, Samsung, NEC and ZTE are also significant competitors.

The segment’s wireless networks business is confronting several factors that could impact its business, including price competition, continuing consolidation among competitor telecommunications equipment providers, a decline in our proprietary iDEN business, and vendor financing by competitors as customers continue to look to vendors as an additional source of financing. The market for GSM access systems has become particularly price competitive resulting in significant declines in gross margins in the market for those systems during 2006 and 2007.

Payment Terms

Payment terms vary worldwide, depending on the arrangement. Contracts for wireless networks typically include implementation milestones, such as delivery, installation and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on the completion of the milestone. Customer payments are generally due 30 to 60 days from the invoice date, and are typically limited to 90 days in regions outside North America.

As required for competitive reasons, extended payment terms are provided to customers from time-to-time on a limited basis. The segment’s payment terms are consistent with industry practice as many of our contracts are awarded through a competitive bid process.

Regulatory Matters

Many of our products are subject to regulation by the FCC in the United States and other communications regulatory agencies around the world. In addition, our customers, and their networks into which our products are incorporated, are subject to government regulation. Government regulatory policies affecting either the willingness or the ability of cable and telecom operators, wireless operators and wireline operators to offer certain services, or the terms on which these operators offer the services and conduct their business, may have a material adverse affect on the segment’s results. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the wireless communications industry may be affected by regulations relating to the access to allocated spectrum for wireless communications users, especially in urban areas where spectrum is heavily used.

Historically, reception of digital television programming from a cable broadband network has required a set-top with security technology. This security technology has limited the availability of set-tops to those manufactured by a few cable network manufacturers, including Motorola. FCC regulations requiring separation of security functionality from set-tops that are aimed at increasing competition and encouraging the sale of set-tops in the retail market became effective for most customers on July 1, 2007. Traditionally, cable service providers sold or leased their set-top to their customer. As the retail market develops for set-tops and televisions capable of accepting the security modules, sales of our set-tops may be negatively impacted.

The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include wireless local area network systems, such as WiFi, and wide area network systems, such as WiMAX and LTE. Other countries have also deregulated portions of their available spectrum to allow deployment of these and other technologies which can be offered without spectrum license costs. Deregulation may introduce new competition and new opportunities for Motorola and our customers.

As more fully described under “Enterprise Mobility Solutions — Regulatory Matters” beginning on page 13 of this Form 10-K, as television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. Certain segments of the spectrum that have historically been utilized for analog television have now been designated to support new commercial communications systems and, therefore, are expected to generate new business opportunities for Motorola in wireless and video technologies. In the U.S., the FCC has begun the auction of spectrum in the 700 MHz band that will be reclaimed by the government in February 2009. License for this spectrum may be used for flexible fixed, mobile and broadcast applications. Although the auction winners will determine the best utilization of the acquired spectrum, both LTE and WiMAX are candidates for technology selection. In addition, a contiguous portion of this spectrum has generated interest for mobile TV applications.

Backlog

The segment’s backlog was $2.6 billion at December 31, 2007, compared to $3.2 billion at December 31, 2006. The 2007 order backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue during 2008. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Intellectual Property Matters

Patent protection is extremely important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, systems, technologies and manufacturing processes.

The segment seeks to build upon our core enabling technologies, such as digital compression, encryption and conditional access systems, and wireless air-interface technology in order to lead worldwide growth in the market for wired and wireless communications networks. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology and improvements that we consider important to the development of our business. We also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position, and will periodically seek to include our proprietary technologies in certain patent pools that support the implementation of standards. We are a founder of MPEG LA, the patent licensing authority established to foster broad deployment of MPEG-2 compliant systems. In addition, we have licensed our digital conditional access technology, DigiCipher® II, to other equipment suppliers and have formed joint ventures with Comcast for development and licensing of conditional access technology.

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

Inventory, Raw Materials, Right of Return and Seasonality

The segment’s practice is to carry reasonable amounts of inventory in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2007, the segment had lower inventory balances than at the end of 2006, primarily due to the completion of significant project milestones and the sale of the embedded communications computing business.

Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations.

Natural gas, electricity, and, to a lesser extent, oil are the primary sources of energy required for our manufacturing operations, which are currently in generally adequate supply for the segments operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices, which increased significantly during 2007 and increased our manufacturing and shipping costs. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of the aforementioned items or a significant cost increase could affect the segment’s results.

Generally, we do not permit customers to return products, other than under standard warranty provisions. The segment has not experienced seasonal buying patterns for its products.

Our Facilities/Manufacturing

Our headquarters is located in Horsham, Pennsylvania. Major design, integration, manufacturing and distribution centers are located in: Arlington Heights and Schaumburg, Illinois; Chandler, Arizona; Fort Worth, Texas; Taipei, Taiwan; Nogales, Mexico; Bangalore, India; Swindon, England; Hangzhou and Tianjin, China; and Penang, Malaysia. In addition to our own manufacturing, we utilize non-affiliated electronics manufacturing suppliers and original design manufacturers, primarily in Asia, in order to enhance our ability to lower costs and/or deliver products that meet consumer demands.

Enterprise Mobility Solutions Segment

The Enterprise Mobility Solutions segment (“Enterprise Mobility Solutions” or the “segment”) designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, is referred to as the “government and public safety market”), as well as retail, utility, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In 2007, the segment’s net sales represented 21% of the Company’s consolidated net sales.

Principal Products and Services

In the government and public safety market, we are the leading provider of advanced mission-critical systems worldwide, with more than 65 years of experience in custom, rugged devices; public safety-grade private networks; sophisticated encryption technology; interoperable voice and broadband data; and complex network design, optimization and implementation services. In the commercial enterprise market, we are a global leader in end-to-end enterprise mobility solutions. Our products and solutions capture, move and manage information in real time to assist our customers in making more efficient business decisions. Our products include advanced data capture products, mobile computing platforms and software management tools, wireless infrastructure, and radio frequency identification (“RFID”) infrastructure and tags, and are sold as both integrated solutions and individual devices.

The segment’s products are sold through Motorola’s direct sales force and through independent and authorized distributors, dealers and value-added resellers, original equipment manufacturers, service operators and independent commission sales representatives. Distributors and value-added resellers may provide a service or add components in order to resell our product to end users. The segment’s distribution organization provides systems engineering and installation and other technical and systems management services to meet its customers’ particular needs. The customer may also choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of the segment’s authorized service stations or from other non-Motorola service stations.

Our Industry

We compete in the mobile segment of the communications industry, providing wireless equipment infrastructure and services to public safety, government and enterprise customers.

Within our government and public safety market, interoperability and natural disaster preparedness continue to be important issues for our customers worldwide. We expect this industry to grow in the mid-to-high single digit percentage range in 2008, consistent with previous years. Our extensive portfolio of products includes advanced solutions for each of the major standards-based private network technologies, APCO 25 (Association for Public Safety Communications Officials) and TETRA (terrestrial trunked radio), as well as biometrics and wireless broadband applications. We expect sales to continue to grow worldwide as demand for integrated, interoperable public safety communications increases. As new and better spectrum utilization evolves, we expect to see more demand and greater potential for data applications, such as video surveillance and other data-based products, in 2008 and beyond.

Within our commercial enterprise market, we believe there is a significant growth opportunity as the global workforce continues to become more mobile and the industries and markets that purchase our products continue to expand. The markets in which Motorola competes include enterprise wireless infrastructure, mobile computing solutions, bar code scanning, RFID solutions and mobile network management platforms. Organizations looking to increase productivity and derive benefits from mobilizing their applications and workforces are driving growth in this market, which we expect to be in the high single digits in 2008. With the acquisition of Symbol Technologies, Inc. (“Symbol”) in January 2007, Motorola is well positioned to compete effectively in the enterprise space.

Our Strategy

Motorola has been a leading provider of mission-critical systems in the government and public safety market worldwide for more than 65 years. The acquisition of Symbol is the cornerstone of the segment’s strategy to expand its leadership into the commercial enterprise market. We are using our combined scale to maintain and expand our leadership position in these markets worldwide by uniting the two companies’ adjacent assets, intellectual property, customer and supplier bases, and industry-leading products. The combination of our direct sales and indirect channel partners provides significant distribution advantages in each of the markets we serve.

In the government and public safety market, our objective is to maintain our leading position as the market and technology evolves. Key strategies include: (i) continuing investment in our analog radio portfolio while leading the ongoing migration to digital products, (ii) leveraging our wireless broadband portfolio to drive growth and enter new markets, (iii) managing the anticipated public/private convergence planned for potential 700MHz public safety systems in the U.S., and (iv) continuing to lead the market for APCO 25 and TETRA standards-based voice and data networking systems around the world.

In the commercial enterprise market, our strategy is to deliver products and solutions that are designed to increase cost effectiveness, enhance efficiency and promote faster execution of critical business processes. Key strategies include offering a comprehensive portfolio of products and services to help businesses: (i) streamline their supply chains, (ii) improve customer service in the field, (iii) increase data collection accuracy, and (iv) enhance worker productivity.

Customers

Our products and services are sold worldwide to a diverse set of customers, including government and public safety agencies (police, fire, and emergency management services) and militaries, as well as retail, utility, transportation and logistics, manufacturing, wholesale and distribution, healthcare and other commercial customers. Our sales model emphasizes both direct sales by our in-house sales force and indirect sales through our channel of value-added resellers and distributors. We believe this dual sales approach allows us to meet customer needs effectively, build strong, lasting relationships and broaden our penetration across various markets. Our channel sales force allows us to increase revenues by extending the reach of our products and solutions to meet demand in market segments where our direct sales force does not sell. Resellers and distributors each have their own sales organizations which complement and extend our sales organization. With deep expertise about specific customers’ operations, resellers can be very effective in promoting sales of Motorola products. We believe this tiered distribution approach will allow us to achieve our goal of maintaining gross margin over time, as we drive greater scale from shipping more efficiently through better management of our supply chain.

The largest of the segment’s customers are the U.S. Government, Scansource, IBM, Ingram Micro and Wal-Mart. In 2007, aggregate net sales to these five customers represented approximately 19% of the segment’s net sales. The loss of any of the segment’s largest customers may have a material adverse effect on the segment’s business. Further, because some of these contracts are long-term, the loss of a major customer could impact revenue and earnings over several quarters. Net sales to customers in North America represented 62% of the segment’s net sales in 2007.

A majority of our sales were made directly through our in-house sales force. However, as noted above, a significant portion of our sales are made through resellers and distributors. Our largest resellers and distributors are Scansource, IBM and Ingram Micro, which primarily sell to the commercial enterprise market.

Competition

The businesses in which we operate are highly competitive. Continued evolution in the industry, as well as technological migration, is opening up the market to increased competition. Other key competitive factors include: technology offered; price; payment terms; availability of vendor financing; product and system performance; product features, quality, delivery, availability and warranty; the quality and availability of service; company image; relationship with key customers; and time-to-market. We believe we are uniquely positioned in the industry due to our strong customer relationships, our technological leadership and capabilities, and our range of offerings.

The segment experiences widespread competition in the government and public safety market from a growing number of new and existing competitors. In this market, the segment provides communications and information systems compliant with both existing industry digital standards, APCO 25 and TETRA. Major competitors include: M/A-Com, EADS Telecommunications, Kenwood, EF Johnson, Cisco and large system integrators.

Competitors in this segment may also serve as a subcontractor to a large system integrator and are selected based on a number of competitive factors and customer requirements. The segment is managing the impact of system integrators seeking to move further into the public safety area, specifically in the federal government market. Several other competitive factors may have an impact on the business, including: the consolidation among telecommunications equipment providers; evolving developments in the 700 MHz band, and increasing encroachment by broadband and IP solution providers. As demand for fully-integrated voice, data and broadband systems continues, the segment may face additional competition from public telecommunications carriers.

The commercial enterprise market is highly competitive and acutely influenced by advances in technology, industry standards, product improvements, new product introductions and price competition. Many firms are engaged in the manufacturing and marketing of products in bar code reading equipment, wireless networks and mobile computing devices. Numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, wireless networks, notebook computers, handheld devices and telephonic and other communication devices, have the technical potential to compete with the segment. Competitors such as Intermec, Cisco and Nokia deliver products in certain parts of the commercial enterprise market.

Payment Terms

Payment terms vary worldwide. Generally, contract payment terms range from 30 to 60 days from the invoice date within North America and are typically limited to 90 days in regions outside North America. A portion of the contracts in the government and public safety market include implementation milestones, such as delivery, installation and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on the completion of the milestone.

We generally do not grant extended payment terms. As required for competitive reasons, we may provide or work with third-party lenders to arrange for long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.

Regulatory Matters

The use of wireless voice, data and video communications systems requires radio spectrum, which is regulated by governmental agencies throughout the world. In the U.S., the FCC and the National Telecommunications and Information Administration (“NTIA”) regulate spectrum use by non-federal entities and federal entities, respectively. Similarly, countries around the world have one or more regulatory bodies that define and implement the rules for use of the radio spectrum, pursuant to their respective national laws and international coordination under the International Telecommunications Union (“ITU”). Consequently, the business and results of this segment could be affected by the rules and regulations adopted by the FCC, NTIA or regulatory agencies in other countries from time to time. The availability of additional radio spectrum may provide new business opportunities. Regulatory changes in current spectrum bands may also provide opportunities or may require modifications to some of our products so they can continue to be manufactured and marketed.

The segment manufactures and markets products in spectrum bands already made available by regulatory bodies. These include voice and data infrastructure, mobile radios and portable or handheld units. Our products span the public safety, enterprise, commercial and consumer markets and operate both on licensed and unlicensed spectrum. In addition, new spectrum bands and modified regulations provide possible opportunities for new business.

As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., pursuant to federal legislation, analog television stations must cease operation in the broadcast television spectrum by February 17, 2009. The soon-to-be available spectrum that has historically been utilized for analog television (the so-called “digital dividend” spectrum) can provide new opportunities for Motorola and for our competitors. In parallel, 108 MHz of spectrum historically used for broadcast television is being redeveloped for new uses, including broadband and narrowband wireless communications. Under rules adopted by the FCC, this portion of the spectrum under redevelopment (the 700 MHz band) will support new commercial and public safety communications systems. As of February 2008, approximately 40 public safety customers are already implementing narrowband 700 MHz systems in areas where television incumbency is not an issue. Additional agencies are expected to deploy systems as broadcast television is cleared from the 700 MHz band. The FCC also has made provisions for a 700 MHz band nationwide public safety broadband network to be built over the next 10 years. In addition, segments of the spectrum are being auctioned for commercial use and Motorola could see new business opportunities as auction winners implement broadband systems on that spectrum.

Internationally, the ITU World Radio Conference held in Geneva in November 2007 identified spectrum that could be made available as part of a “digital dividend” as television transitions from analog to digital technology globally. Countries around the world are studying the potential size, timing and use of this potentially available spectrum. In November 2007, the European Commission issued a statement promoting a common European approach to its use. The United Kingdom has already decided to redevelop spectrum as a result of the digital transition and is making available 112 MHz of spectrum through auctions. Canada recently released a consultation requesting industry input on making additional spectrum available for public safety use in the 700 MHz band. A number of other countries around the world have also indicated their intention to pursue the availability of digital dividend spectrum.

A global focus on enhancing security and “connecting the unconnected” is providing new opportunities for Motorola’s wireless broadband and RFID products. In addition to offering products that operate in licensed broadband, Motorola offers wireless broadband solutions that operate in bands where no license is required, providing an economical means for enhancing connectivity in developing countries. Government funding to enhance connectivity in African countries is fueling new opportunities for these products. Likewise, interest in strengthening border security and global tracking and security of products provides greater opportunities for Motorola’s RFID products.

In addition, some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products.

Backlog

The segment’s backlog was $2.3 billion as of December 31, 2007, compared to $2.0 billion as of December 31, 2006. The 2007 order backlog is believed to be generally firm and approximately 74% of that amount is expected to be recognized as revenue during 2008. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Intellectual Property Matters

Patent protection is extremely important to the segment’s operations. The segment has an extensive U.S. and international portfolio of patents relating to its products, systems, technologies and manufacturing processes, including recent research developments in scanning, information collection, network communications and network management. We have also filed additional patent applications in the U.S. Patent and Trademark Office as well as in foreign patent offices.

The segment licenses some of its patents to third parties and this revenue is not significant. Motorola is also licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses.

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

Notwithstanding the expiration of certain patents and the resulting potential for increased competition for certain of our products in the future, we believe that our extensive patent portfolio will continue to provide us with a competitive advantage. Furthermore, we believe we are not dependent upon a single patent, or a few patents. Our success depends more upon our proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of changing technology, our present intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position. However, the segment continues to litigate against competitors to enforce its intellectual property rights in certain technologies and is currently involved in several such lawsuits. Reference is made to the material under the heading “Other Information” for information relating to patents and trademarks and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality

The segment’s practice is to carry reasonable amounts of inventory to meet customers’ delivery requirements in a manner consistent with industry standards. The segment provides custom products which requires the stocking of inventories and large varieties of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent suppliers’ product life cycles are shorter than the segment’s, stocking of lifetime buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle. At the end of 2007, the segment had a higher inventory balance than at the end of 2006, primarily as a result of the acquisition of Symbol during 2007.

Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations.

Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for the segment’s operations, which are currently in generally adequate supply for the segment’s operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices, which increased significantly during 2007 and increased our manufacturing and shipping costs. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of these items or a significant cost increase could affect the segment’s results.

Generally, the segment’s contracts do not include a right of return, other than for standard warranty provisions. For new product introductions in our government and public safety market, we may enter into milestone contracts providing that the product could be returned if we do not achieve the milestones. Due to buying patterns in the markets we serve, sales tend to be somewhat higher in the fourth quarter.

Our Facilities/Manufacturing

Our primary offices are located in Schaumburg, Illinois and Holtsville, New York. Major design, integration, manufacturing and distribution centers are located in: Holtsville, New York; Schaumburg, Illinois; Basingstoke, England; Arad, Israel; Tianjin, China; Taunusstein and Berlin, Germany; Reynosa, Mexico; McAllen, Texas; Brno, Czech Republic; and Penang, Malaysia. In addition to our own manufacturing, we utilize non-affiliated electronics manufacturing suppliers, primarily in Asia, in order to enhance our ability to lower costs and deliver products that meet consumer demands.

Other Information

2007 Change in Organizational Structure.  Effective as of the second quarter of 2007, the Company realigned its operating business segments into the following: (i) Mobile Devices, (ii) Home and Networks Mobility, and (iii) Enterprise Mobility Solutions.

Financial Information About Segments.  The response to this section of Item 1 incorporates by reference Note 11, “Information by Segment and Geographic Region,” of Part II, Item 8: Financial Statements and Supplementary Data of this document.

Customers.  Motorola has several large customers, the loss of one or more of which could have a material adverse effect on the Company. Motorola’s largest end customers (including sales through distributors) are Sprint Nextel, Verizon, China Mobile, AT&T and America Movil. No single customer accounted for more than 10% of the Company’s net sales in 2007.

Approximately 2% of Motorola’s net sales in 2007 were to various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.

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

Backlog.  Motorola’s aggregate backlog position for all Motorola segments, as of the end of the last two fiscal years was approximately as follows:

December 31, 2007	$5.5 billion
December 31, 2006	$6.6 billion

Except as previously discussed in this Item 1, the orders supporting the 2007 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 89% of the backlog on hand at December 31, 2007 is expected to be recognized as revenue in 2008. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Research and Development.  Motorola’s business segments participate in very competitive industries with constant changes in technology. Throughout its history, Motorola has relied, and continues to rely, primarily on its research and development (“R&D”) programs for the development of new products, and on its production engineering capabilities for the improvement of existing products. Technical data and product application ideas are exchanged among Motorola’s business segments on a regular basis. Management believes, looking forward, that Motorola’s commitment to R&D programs should allow each of its segments to remain competitive.

R&D expenditures relating to new product development or product improvement were $4.4 billion in 2007, compared to $4.1 billion in 2006 and $3.6 billion in 2005. R&D expenditures increased 8% in 2007 as compared to 2006, after increasing 14% in 2006 as compared to 2005. Motorola continues to believe that a strong commitment to research and development is required to drive long-term growth. Approximately 27,000 professional employees were engaged in such R&D activities during 2007.

Patents and Trademarks.  Motorola seeks to obtain patents and trademarks to protect our proprietary position whenever possible and practical. As of December 31, 2007, Motorola, Inc. and its wholly owned subsidiaries owned approximately 10,064 utility and design patents in the U.S. and 12,914 patents in foreign countries. These foreign patents are mostly counterparts of Motorola’s U.S. patents, but a number result from research conducted outside the U.S. and are originally filed in the country of origin. During 2007, Motorola, Inc. and its wholly owned subsidiaries were granted 696 U.S. utility and design patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses.

Environmental Quality.  Compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has no material effect on capital expenditures, earnings or the competitive position of Motorola.

Employees.  At December 31, 2007 and December 31, 2006, there were approximately 66,000 employees of Motorola and its subsidiaries.

Financial Information About Geographic Areas.  The response to this section of Item 1 incorporates by reference Note 10, “Commitments and Contingencies” and Note 11, “Information by Segment and Geographic Region” of Part II, Item 8: Financial Statements and Supplementary Data of this document, the “Results of Operations—2007 Compared to 2006” and “Results of Operations—2006 Compared to 2005” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item A: Risk Factors” of this document.

Available Information

We make available free of charge through our website, www.motorola.com/investor, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange

Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

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

The markets for our products are highly competitive with respect to, among other factors: pricing, product features, product and service quality, and the time required to introduce new products and services. We are constantly exposed to the risk that our competitors may implement new technologies before we do, or may offer lower prices, additional products or services or other incentives that we cannot or will not offer. We can give no assurances that we will be able to compete successfully against existing or future competitors.

Our success depends in part on our timely introduction of new products and technologies and our results can be impacted by the effectiveness of our significant investments in new products and technologies.

The markets for our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments carried out by our competitors. The research and development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technological and market trends. We may focus our resources on technologies that do not become widely accepted or are not commercially viable. In addition, our products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business will suffer.

Our results are subject to risks related to our significant investment in developing and introducing new products, such as: advanced wireless handsets; WiMAX; 4G technologies for wireless broadband networks; products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems; integrated digital radios; and integrated public safety systems. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of, approval and compliance with industry standards; (iv) the significant amount of resources we must devote to the development of new technology; and (v) the ability to differentiate our products and compete with other companies in the same markets.

Our success, in part, will be affected by our ability to successfully compete in the ever-evolving markets in which we participate. We face intense competition in these markets from both established companies and new entrants. Product life cycles can be short and new products are expensive to develop and bring to market.

Our evaluation of structural and strategic realignment alternatives for our businesses may have an adverse effect on business operations and our assets.

In January 2008, we announced that we are evaluating alternatives for the structural and strategic realignment of our businesses. This may include the separation of the Mobile Devices business from our other businesses. We have not determined all structural and strategic alternatives that may be available to us, whether we will elect to pursue any such strategic alternatives, or what impact any particular strategic alternative will have on our business operations or stock price if pursued. There are various uncertainties and risks relating to our exploration of structural and strategic alternatives that could have an adverse effect on our business operations or assets, including: (i) exploration of structural and strategic alternatives may distract management and disrupt operations, which could have a material adverse effect on our operating results; (ii) perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees, particularly highly qualified employees; (iii) perceived uncertainties as to our future direction may have a negative impact on our relationships with our customers, suppliers, vendors and partners and may result in the loss of business opportunities; (iv) the process of exploring strategic alternatives may be time consuming and expensive and may result in the loss of business opportunities; and (v) we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us.

We have taken, and continue to take, cost-reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost-reduction actions, in turn, may expose us to additional production risk and have an adverse effect on our sales and profitability.

We have been reducing costs and simplifying our product portfolios in all of our businesses. We have discontinued product lines, exited businesses, consolidated manufacturing operations, increased manufacturing with third parties and reduced our employee population.

The impact of these cost-reduction actions on our sales and profitability may be influenced by factors including, but not limited to: (i) our ability to successfully complete these ongoing efforts; (ii) our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete; (iii) delays in implementation of anticipated workforce reductions in highly-regulated locations outside of the United States, particularly in Europe and Asia; (iv) decreases in employee morale and the failure to meet operational targets due to the loss of employees; (v) our ability to retain or recruit key employees; (vi) the adequacy of our manufacturing capacity, including capacity provided by third parties; and (vii) the performance of other parties under contract manufacturing arrangements on which we rely for the manufacture of certain products, parts and components.

All of our businesses have consolidated or exited certain facilities and our products are now manufactured in fewer facilities than in the past. While we have business continuity and risk management plans in place in case capacity is significantly reduced or eliminated at a given facility, the reduced number of alternative facilities could cause the duration of any manufacturing disruption to be longer. As a result, we could have difficulties fulfilling our orders and our sales and profits could decline.

The demand for our products depends on the continued growth of the industries in which we participate. A market decline in any one of these industries could have an adverse effect on our business.

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

Our customers and suppliers are located throughout the world and approximately half of our net sales are made to customers outside the U.S. In addition, we have many manufacturing, administrative and sales facilities outside the U.S. and more than half of our employees are employed outside the U.S. Most of our suppliers are outside the U.S. and most of our products are manufactured outside the U.S.

As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales or profitability, including but not limited to: (i) tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications; (ii) changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards & consumer protection; (iii) longer payment cycles; (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., and difficulties in repatriating cash generated or held abroad in a tax-efficient manner; (v) currency fluctuations, particularly in the Euro, Chinese renminbi and Brazilian real; (vi) foreign exchange regulations, which may limit the Company’s ability to convert or repatriate foreign currency; (vii) challenges in collecting accounts receivable; (viii) cultural and language differences; (ix) employment regulations and local labor conditions; (x) difficulties protecting IP in foreign countries; (xi) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; (xii) natural disasters; (xiii) public health issues or outbreaks; (xiv) changes in laws or regulations that adversely impact benefits being received by the Company; and (xv) the impact of each of the foregoing on our outsourcing and procurement arrangements.

Many of our products that are manufactured outside the U.S. are manufactured in Asia. In particular, we have sizeable operations in China, including manufacturing operations, and 7% of our net sales are to customers in China. The legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely impacted by changes to or interpretation of Chinese law. Further, if manufacturing in the region is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted.

We also are increasing our presence and/or selling more of our products in emerging markets such as India and Russia. We face challenges in emerging markets, including creating demand for our products and the negative impact of changes in the laws, or the interpretation of the laws, in those countries.

Changes in our development activities, operations or sales in non-U.S. markets could result in lost benefits and increase our cost of doing business.

The Company has entered into various agreements with non-U.S. governments, agencies, or similar organizations under which the Company receives certain benefits relating to its development activities, operations and/or sales in the jurisdiction. If the Company’s circumstances change or development activities, sales or operations are not at levels originally anticipated, the Company may be at risk of losing some or all of these benefits and increasing our cost of doing business.

If the quality of our products does not meet our customers’ expectations, then our sales and operating earnings, and ultimately our reputation, could be adversely affected.

Occasionally, some of the products we sell have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. Often these issues are identified prior to the shipment of the products and may cause delays in shipping products to customers, or even the cancellation of orders by customers. Sometimes, we discover quality issues in the products after they have been shipped to our customers, distributors or end-users, requiring us to resolve such issues in a timely manner that is the least disruptive to our customers. Such pre-shipment and post-shipment quality issues can have legal and financial ramifications, including: delays in the recognition of revenue, loss of revenue or future orders, customer-imposed penalties on Motorola for failure to meet contractual requirements, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and brand name reputation.

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

If the volume of our sales decrease or do not reach projected targets, we could face increased materials and manufacturing costs that may make our products less competitive.

We have negotiated favorable pricing terms with many of our suppliers, some of which have volume-based pricing. In the case of volume-based pricing arrangements, we may experience higher than anticipated costs if current volume-based purchase projections are not met. Some contracts have minimum purchase commitments and we may incur large financial penalties if these commitments are not met. We also may have unused production capacity if our current volume projections are not met, increasing our cost of production. In the future, as we establish new pricing terms, our volume demand could adversely impact future pricing from suppliers. All of these outcomes may result in our products being more costly to manufacture and less competitive.

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

We have sizable manufacturing operations and engineering resources in Israel that could be disrupted as a result of hostilities in the region. We also sell our products and services throughout the Middle East and demand for our products and services could be adversely impacted by hostilities.

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

In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. Certain of our distributors or representatives may also market other products that compete with our products. The loss, termination or failure of one or more of our distributors or representatives to effectively promote our products, or changes in the financial or business condition of these distributors, representatives or retailers, could affect our ability to bring its products to market.

We face many risks relating to intellectual property rights.

Our business will be harmed if: (i) we, our customers and/or our suppliers are found to have infringed intellectual property rights of third parties, (ii) if the intellectual property indemnities in our supplier agreements are inadequate to cover damages and losses due to infringement of third-party intellectual property rights by supplier products, (iii) if we are required to provide broad intellectual property indemnities to our customers, or (iv) if our intellectual property protection is inadequate to protect our proprietary rights.

Because our products are comprised of complex technology, much of which we acquire from suppliers through the purchase of components or licensing of software, we are often involved in or impacted by litigation regarding patent and other intellectual property rights. Third parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our customers and suppliers. Defending claims may be expensive and divert the time and efforts of our management and employees. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customer or supplier are subject to a final injunction.

We attempt to negotiate favorable intellectual property indemnities with our suppliers for infringement of third-party intellectual property rights, but there is no assurance that we will be successful in our negotiations or that a supplier’s indemnity will cover all damages and losses suffered by Motorola and our customers due to the infringing products or that a supplier may choose to accept a license or modify or replace its products with non-infringing products which would otherwise mitigate such damages and losses. Further, Motorola may not be able to participate in intellectual property litigation involving a supplier and may not be able to influence any ultimate resolution or outcome that may adversely impact Motorola’s sales if a court enters an injunction that enjoins the supplier’s products or if the International Trade Commission issues an exclusionary order that blocks Motorola products from importation into the U.S.

In addition, our customers increasingly demand that we indemnify them broadly from all damages and losses resulting from intellectual property litigation against them. Because our customers often derive much larger revenue streams by reselling or leasing our products than we generate from the same products, these indemnity claims by our customers have the potential to expose us to damages that are much higher than we would be exposed to if we were sued directly.

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

As part of the business strategy of some of our business segments, primarily our Mobile Devices business, we generate revenue through the licensing of intellectual property rights. The licensed rights include those that are essential to telecommunications standards, such as the GSM standard. Previously agreed-upon terms of some of our long-standing license agreements and the aging of our essential patent portfolio have reduced our royalty revenue over the past several years and are likely to continue to reduce that revenue. Uncertainty in the legal environment makes it difficult to assure that we will be able to enter into new license agreements that will be sufficient to offset that reduction in our revenue.

Many of our components and products are designed or manufactured by third parties and if third-party manufacturers lack sufficient quality control or if there are significant changes in the financial or business condition of such third-party manufacturers, it may have a material adverse effect on our business.

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

A “design win” occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with the customer’s product. There can be delays of several months or more between the design win and when a customer initiates actual orders. The design win may never become an actual order or sale. Further, if the customer’s plans change, we may commit significant resources to design wins that do not result in actual orders. If design wins do not result in actual sales, our business could be adversely affected.

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions, particularly if our credit ratings are downgraded.

From time to time we access the long-term and short-term capital markets to obtain financing. Although we believe that we can continue to access the capital markets in 2008 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings, which have been lowered in 2007 and 2008; (ii) the liquidity of the overall capital markets, which has been negatively impacted by the U.S. sub-prime mortgage situation; and (iii) the current state of the economy, including the telecommunications industry. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

Our debt ratings are considered “investment grade.” If our credit ratings were to decline two levels from the current Fitch and S&P ratings, the Company’s long-term debt would no longer be considered investment grade and our financial flexibility would be reduced and our cost of borrowing would increase. Some of the factors that impact our credit ratings, including the overall economic health of the telecommunications industry and the U.S. economy, are outside of our control. There can be no assurances that our current credit ratings will continue.

Our commercial paper is rated “A-2/P-2/F-2.” Our A-2 and F-2 ratings include a “watch negative.” Although we currently have access to the commercial paper markets, there can be no assurances that we will continue to have access to the commercial paper markets on terms acceptable to us.

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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (ii) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (iii) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (iv) the potential loss of key employees of the acquired businesses; (v) the risk of diverting the attention of senior management from our operations; (vi) the risks of entering new markets in which we have limited experience; (vii) risks associated with integrating financial reporting and internal control systems; (viii) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (ix) future impairments of goodwill of an acquired business.

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

Key employees of acquired businesses may receive substantial value in connection with a transaction in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity- based compensation rights. To retain such employees and integrate the acquired business, we may offer additional retention incentives, but it may still be difficult to retain certain key employees.

Our future operating results may be negatively impacted if we do not execute a successful silicon and software strategy for our Mobile Devices business.

As part of our ongoing effort to improve the product portfolio of our Mobile Devices business, we are in the process of transitioning our silicon and software platforms to lower our cost to produce devices and to enable richer consumer experiences. Failure to execute this transition in a timely and effective manner may cause us to be competitively disadvantaged in many areas, including but not limited to, cost, time to market and the ability to ramp-up production in a timely fashion with acceptable quality and improved/additional features.

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

We also have invested in numerous privately-held companies, many of which can still be considered in startup or developmental stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose all or substantially all of the value of our investments in these companies, and in some cases have.

The Sigma Fund, an investment fund owned by the Company, holds U.S. Dollar-denominated debt obligations which include corporate bonds and asset- and mortgage-backed securities. The fair value of these holdings may experience temporary or other-than-temporary declines due to the widening credit spreads in several debt market segments and impairment if the underlying debtor should default on its obligations.

If we are unable to purchase sufficient credit insurance, our business may be negatively impacted.

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

Competition for key technical personnel in high-technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to compete and develop successful new products. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel. In particular, we may have more difficulty attracting or retaining highly-skilled personnel during periods of poor operating performance.

The unfavorable outcome of litigation pending or future litigation could materially impact the Company.

Our financial results could be materially adversely impacted by unfavorable outcomes to any pending or future litigation. See “Item 3—Legal Proceedings.” There can be no assurances as to the favorable outcome of any litigation. In addition, it can be very costly to defend litigation and these costs could negatively impact our financial results.

We are subject to a wide range of product regulatory and safety, consumer, worker safety and environmental laws.

Our operations and the products we manufacture and/or sell are subject to a wide range of global laws. Compliance with existing or future laws could subject us to future costs or liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities, and generally impact our financial performance. Some of these laws relate to the use, disposal, clean up of, and exposure to hazardous substances. In the United States, laws often require parties to fund remedial studies or action regardless of fault. Motorola continues to incur disposal costs and has ongoing remediation obligations. Changes to U.S. environmental laws or our discovery of additional obligations under these laws could have a negative impact on Motorola.

Over the last several years, laws focused on: the energy efficiency of electronic products and accessories; recycling of both electronic products and packaging; and reducing or eliminating certain hazardous substances in electronic products have expanded significantly. Laws pertaining to accessibility features of electronic products, standardization of connectors and power supplies, sound levels of music playing devices, and other aspects are also proliferating.

These laws impact our products and make it more expensive to manufacture and sell product. It may also be difficult to comply with the laws in a timely way and we may not have compliant products available in the quantities requested by our customers, thereby impacting our sales and profitability.

We expect these trends to continue. In addition, we anticipate increased demand to meet voluntary criteria related to reduction or elimination of certain hazardous constituents from products, increasing energy efficiency, and providing additional accessibility.

We may provide financing and financial guarantees to our customers, some of which may be for significant amounts.

The competitive environment in which we operate may require us to provide long-term customer financing to a customer in order to win a contract. Customer financing arrangements may include all or a portion of the purchase price for our products and services. In some circumstances, these loans, leases and extended payment terms can be very large. We also provide revolving, short-term financing to certain customers and distributors that purchase our equipment. We may also assist customers in obtaining financing from banks and other sources and may also provide financial guarantees on behalf of our customers. Our success, particularly in our infrastructure businesses, may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness.

While we have generally been able to place a portion of our customer financings with third-party lenders, a portion of these financings are supported directly by us. There can be higher risks of default associated with some of these financings, particularly when provided to start-up operations such as local network providers, customers in developing countries, or customers in specific financing-intensive areas of the industry (such as 3G wireless operators). Should customers fail to meet their obligations on new or existing loans, losses could be incurred and such losses could negatively impact our financial results. In addition, our sales to such customers or distributors could be reduced in the event of real or perceived issues about the credit quality of the customer or distributor.

We are exposed to risks under large multi-year system contracts that may negatively impact our business.

We enter into large multi-year system contracts with large customers. This exposes us to risks, including: (i) the technological risks of such contracts, especially when the contracts involve new technology, and (ii) financial risks under these contracts, including the estimates inherent in projecting costs associated with large contracts and the related impact on operating results. We are also facing increasing competition from traditional system integrators and the defense industry as system contracts become larger and more complicated. Political developments also can impact the nature and timing of these large contracts.

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

Radio frequencies are required to provide wireless services. The allocation of frequencies is regulated in the U.S. and other countries and limited spectrum space is allocated to wireless services. The growth of the wireless and personal communications industry may be affected: (i) by regulations relating to the access to allocated spectrum for wireless communication users, especially in urban areas, (ii) if adequate frequencies are not allocated, or (iii) if new technologies are not developed to better utilize the frequencies currently allocated for such use. Industry growth has been and may continue to be affected by the cost of new licenses required to use frequencies and any related frequency relocation costs.

The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include wireless local area network systems, such as WiFi, mesh technologies and wide area network systems, such as WiMAX and LTE. Other countries have also deregulated portions of their available spectrum to allow deployment of these and other technologies, which can be offered without spectrum license costs. Deregulation may introduce new competition and new opportunities for Motorola and our customers.

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

In addition, the laws and regulations that apply directly to access to, or commerce on, the Internet are still evolving. We could be adversely affected by any such regulation in any country where we operate. The adoption of such measures could decrease demand for our products and at the same time increase the cost of selling such products.

Consolidations in both the cable and telecommunication industries may adversely impact our business.

The cable and telecommunication industries have experienced consolidation and this trend is expected to continue according to industry estimates. Industry consolidation could result in delays of purchases or in the selection of new suppliers by the merged companies. This could adversely effect equipment suppliers like Motorola and our competitors. Due to continuing consolidation within the cable and telecommunications industries worldwide, a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable telecommunications systems operators.

Recent FCC regulations requiring separation of security functionality from set-tops could negatively impact our sales of set-tops.

Historically, reception of digital television programming from a cable broadband network has required a set-top with security technology. As a result, sourcing of these set-tops was traditionally limited to a few cable network manufacturers, including Motorola. FCC regulations requiring separation of security functionality from set-tops that are aimed to increase competition and encourage the sale of set-tops in the retail market became effective for most customers on July 1, 2007. Traditionally, cable service providers sold or leased the set-top to their customer. As the retail market develops for set-tops and televisions capable of accepting the security modules, sales of our set-tops may be negatively impacted.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a material adverse impact on our operations, sales and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks some of which are within Motorola and some are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. We have implemented various measures to manage our risks related to system and network disruptions, but a system failure or security breach could negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

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

The outcome of currently ongoing and future examinations of our income tax returns by the IRS could impact our financial results.

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

Motorola is a purchaser of CDMA EV-DO baseband processor chips and chipsets from Qualcomm Incorporated (“Qualcomm”), and we recently announced an intention to design certain of Qualcomm’s W-CDMA chipsets into certain of our 3G handsets. Qualcomm and Broadcom Corporation (“Broadcom”) are engaged in several patent-related legal actions. In certain of these actions, Broadcom is seeking orders to ban the importation into the U.S. of Qualcomm’s infringing EV-DO and W-CDMA baseband processor chipsets and certain “downstream” products that contain them (including Motorola handsets) and/or limit Qualcomm’s ability to provide certain services and products in the U.S. relating to such infringing chipsets. A final outcome adverse to Qualcomm in any of the patent-related legal actions could have a material adverse impact on Motorola’s performance by making it difficult, more expensive or impossible for Motorola to make and/or import products destined for the U.S. market that use certain infringing Qualcomm chipsets. While we continue to work with Qualcomm and others on contingency plans relating to these cases, there is no guarantee that such plans will prove successful or avoid further legal challenge.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries. (See “Item 1: Business” for information regarding the location of the principal manufacturing facilities for each of Motorola’s business segments.) Motorola owns 43 facilities (manufacturing, sales, service and office), 26 of which are located in Americas Region (USA, Canada, Mexico and Latin America) and 17 of which are located in other countries. Motorola leases 313 facilities, 122 of which are located in Americas Region and 191 of which are located in other countries.

During 2007, facilities in: Guangzhou, China; Cork, Ireland; Arlington Heights, Illinois (Ridge Buildings); and a land parcel in Anderson, South Carolina were sold. Sites at Beijing, China; Flensburg, Germany; Glen Rock, New Jersey; Champaign, Illinois; and Chandler, Arizona, are currently for sale.

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

In 2005, as a result of a decision of the United States Court of Appeals for the Fourth Circuit, the Farina case was remanded to the Pennsylvania state courts. In late 2005 and early 2006, plaintiffs in Farina amended their complaints to add allegations that cellular telephones sold without headsets are defective because they present a safety risk when used while driving and to seek punitive damages. Plaintiffs in Farina also seek declaratory relief and treble and statutory damages. After the Farina complaint was amended, on February 17, 2006, a newly-added defendant to the Farina case removed the case to federal court. After initial consolidation with the MDL Proceeding, on June 11, 2007, the MDL Panel transferred Farina back to the federal district court in Philadelphia. Plaintiffs’ motion to remand to Pennsylvania state courts was denied on February 13, 2008. The federal district court requested that defendants refile and rebrief their motions to dismiss.

On September 9, 2002, Dahlgren v. Motorola, Inc., et al., was filed in the D.C. Superior Court containing class claims alleging deceptive and misleading actions by defendants in falsely stating that cellular phones are safe and by failing to disclose studies that allegedly show cellular phones can cause harm. Dahlgren seeks injunctive and equitable relief, actual damages, treble or statutory damages, punitive damages and a constructive trust. On December 9, 2005, plaintiff filed an amended complaint in Dahlgren. Defendants moved to dismiss Dahlgren on February 3, 2006. That motion is still pending.

During 2001 and 2002, several cases were filed in the Superior Court of the District of Columbia alleging that use of a cellular phone caused a malignant brain tumor: Murray v. Motorola, Inc., et al., filed November 15, 2001, Agro, et al. v. Motorola, Inc., et al., filed February 26, 2002; Cochran, et al. v. Audiovox Corporation, et al., filed February 26, 2002, and Schofield, et al. v. Matsushita Electric Corporation of America, et al., filed February 26, 2002,. Each complaint seeks compensatory damages in excess of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages in excess of $100 million. These cases were removed to federal court and transferred to the United States District Court for the District of Maryland (the “MDL Court”). On July 19, 2004, the MDL Court found that there was no federal court jurisdiction over Murray, Agro, Cochran and Schofield and remanded those cases to the Superior Court for the District of Columbia. On November 30, 2004, defendants moved to dismiss the Murray, Agro, Cochran and Schofield complaints. On August 24, 2007, the Superior Court for the District of Columbia granted the defendants’ motion and dismissed the cases with prejudice on federal preemption grounds. On September 20, 2007, plaintiffs appealed the dismissal to the District of Columbia Court of Appeals and that appeal is still pending.

Iridium-Related Cases

Class Action Securities Lawsuits

Motorola has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business which, on March 15, 2001, were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. Plaintiff’s motion for class certification was granted on January 9, 2006 and the trial is scheduled to begin on May 22, 2008.

Bankruptcy Court Lawsuit

Motorola was sued by the Official Committee of the Unsecured Creditors of Iridium (the “Committee”) in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. On September 20, 2007, following trial on the solvency and capital adequacy portion of the Committee’s fraudulent transfer and preference claims, the Iridium Bankruptcy Court granted judgment for Motorola on all those claims. The remaining claims for breach of contract, warranty, fiduciary duty and equitable subordination remain pending.

On March 30, 2001, the United States Bankruptcy Court for the Southern District of New York presiding over the Iridium bankruptcy proceeding approved a settlement between the unsecured creditors of the Iridium Debtors and the Iridium Debtors’ pre-petition secured lenders. The settlement agreement creates and provides for the funding of a litigation vehicle for the purpose of pursuing litigation against Motorola. Motorola appealed the approval of the settlement first to the United States District Court for the Southern District of New York and thereafter to the United States Court of Appeals for the Second Circuit. On March 5, 2007, the Court of Appeals vacated the District Court order approving the settlement and directed that the case be remanded to the Iridium Bankruptcy Court for further proceedings. On June 1, 2007, the Unsecured Creditors Committee filed with the bankruptcy court a renewed motion for approval of the Settlement Agreement, to which Motorola objected. That motion remains pending.

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

In April 2006, the Court held that the plaintiff could not pursue its Iridium-related claims, but denied without prejudice plaintiff’s motion to file a Third Amended Complaint with respect to new allegations pertaining to Telsim. Following the Court’s ruling for defendants on the Iridium-related claims and plaintiff’s July 20, 2006 demand with respect to Telsim-related claims, the Motorola Board of Directors appointed an investigatory committee to investigate those Telsim-related claims. On November 13, 2007, after considering the July 2006 demand, proposed complaint, and recommendations made by the Board’s investigatory committee, the Board concluded that the evidence does not support M&C Partners III’s proposed claims and prosecution of these claims would not be in the best interests of Motorola’s shareholders. Accordingly, the Board rejected M&C Partners III’s demand.

An unfavorable outcome in one or more of the Iridium-related cases still pending could have a material adverse effect on Motorola’s consolidated financial position, liquidity or results of operations.

Telsim-Related Cases

In April 2001, Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), a wireless telephone operator in Turkey, defaulted on the payment of approximately $2 billion of loans owed to Motorola and its subsidiaries (the “Telsim Loans”). The Uzan family controlled Telsim until 2004 when an agency of the Turkish government took over control of Telsim. Telsim was sold by the Turkish government to Vodafone and Motorola received an aggregate payment from the sale of $910 million.

U.S. Judgment

The Company continues its efforts to collect on its judgment of $2.13 billion (the “U.S. Judgment”) for compensatory damages rendered by the United States District Court for the Southern District of New York (the “District Court”) against the Uzans on July 31, 2003 and affirmed by the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) in 2004 and in connection with foreign proceedings against the Uzan family. However, the Company believes that the ongoing litigation, collection and/or settlement processes against the Uzan family will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgments against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. Following a remand from the Second Circuit of the U.S. Judgment, on February 8, 2006, the District Court awarded a judgment in favor of Motorola for $1 billion in punitive damages against the Uzan family and their co-conspirator, Antonio Luna Bettancourt. That decision was affirmed by the Second Circuit on November 21, 2007.

In re Motorola Securities Litigation

A purported class action lawsuit, Barry Family LP v. Carl F. Koenemann, was filed against the former chief financial officer of Motorola on December 24, 2002, in the United States District Court for the Southern District of New York, alleging breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. In 2003, it was consolidated with a number of related cases as In re Motorola Securities Litigation in the United States District Court for the Northern District of Illinois (“Illinois District Court”). During 2005, the Illinois District Court certified the case as a class action. In April 2007, the parties entered into a settlement agreement, pursuant to which Motorola paid $190 million to the class and all claims against Motorola by the class have been dismissed and released.

Howell v. Motorola, Inc., et al.

A class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan and sought an unspecified amount of damages. On September 30, 2005, the district court dismissed the second amended complaint filed on October 15, 2004 (the “Howell Complaint”). Three new purported lead plaintiffs have since intervened in the case, and have filed a motion for class certification seeking to represent a class of Plan participants. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001, with certain exclusions. On February 15, 2008 plaintiffs and defendants each filed motions for summary judgment in the Illinois District Court. On February 22, 2008 the appellate court granted defendants’ motion for leave to appeal from the Illinois District Court’s class-certification decision. In addition, the original named plaintiff, Howell, has appealed the dismissal of his claim.

Silverman/Williams Federal Securities Lawsuits and Related Derivative Matters

A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola’s projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007.

In addition, on August 24, 2007, two lawsuits were filed as purportedly derivative actions on behalf of Motorola, Williams v. Zander, et al., and Cinotto v. Zander, et al., in the Circuit Court of Cook County, Illinois against the Company and certain of its current and former officers and directors. These complaints make similar factual allegations to those made in the Silverman complaint and assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints seek unspecified damages associated with the alleged loss to the Company deriving from the defendants’ actions and demand that Motorola make a number of changes to its internal procedures. An amended complaint was filed on December 14, 2007, and defendants moved to dismiss that complaint in January 2008.

Charter Communications Class Action Securities Litigation

On August 5, 2002, Stoneridge Investment Partners LLC filed a purported class action in the United States District Court for the Eastern District of Missouri (“District Court”) against Charter Communications, Inc. (“Charter”) and certain of its officers, alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Charter securities. This complaint did not name Motorola as a defendant, but asserted that Charter and the other named defendants had violated the securities laws in connection with, inter alia, a transaction with Motorola. On August 5, 2003, the plaintiff amended its complaint to add Motorola, Inc. as a defendant. As to Motorola, the amended complaint alleged a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5(a)-(c) promulgated thereunder relating to Charter securities and seeks an award of compensatory damages. The District Court issued a final judgment dismissing Motorola from the case which plaintiff appealed to the United States Court of Appeals for the Eighth Circuit (“Court of Appeals”). On April 11, 2006, the Court of Appeals affirmed the final judgment of the District Court dismissing Motorola from the case. On January 15, 2008, the Supreme Court affirmed the decision of the Court of Appeals.

In re Adelphia Communications Corp. Securities and Derivative Litigation

On December 22, 2003, Motorola was named as a defendant in two cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation (the “Adelphia MDL”). The Adelphia MDL consists of at least fourteen individual cases and one purported class action that were filed in or have been transferred to the United States District Court for the Southern District of New York. First, Motorola was named as a defendant in the Second Amended Complaint in the individual case of W.R. Huff Asset Management Co. L.L.C. v. Deloitte & Touche LLP, et al. (the “Huff Complaint”) This case was originally filed by W.R. Huff Asset Management Co. L.L.C. on June 7, 2002, in the United States District Court for the Western District of New York and was subsequently transferred to the Southern District of New York as related to the Adelphia MDL. Motorola and several other individual and corporate defendants are named in the amended complaint.

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

Also on December 22, 2003, Motorola was named as a defendant in Stocke v. John J. Rigas, et al. This case was originally filed in Pennsylvania and was subsequently transferred to the Southern District of New York as related to the Adelphia MDL. Motorola and several other individual and corporate defendants are named in the amended complaint. As to Motorola, the complaint generally makes the same allegations as the Huff Complaint and a state law claim of aiding and abetting fraud relating to Adelphia securities. The complaint seeks return of the consideration paid by plaintiff for Adelphia securities, punitive damages and other relief. Motorola filed a motion to dismiss this complaint on April 12, 2004, which is awaiting decision.

On July 23, 2004, Motorola was named as a defendant in Argent Classic Convertible Arbitrage Fund L.P., et al. v. Scientific-Atlanta, Inc., et al. (the “Argent Complaint”). The Argent Complaint was filed against Scientific Atlanta and Motorola in the Southern District of New York. The Argent Complaint generally makes the same allegations as the other previously-disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have been transferred to the Southern District of New York. The complaint seeks compensatory damages and other relief. Motorola filed a motion to dismiss the Argent Complaint on October 12, 2004, which is awaiting decision.

On September 14, 2004, Motorola was named in a complaint filed in state court in Los Angeles, California, naming Motorola and Scientific-Atlanta and certain officers of Scientific-Atlanta, Los Angeles County Employees Retirement Association et al. v. Motorola, Inc., et al. The complaint raises claims under California law for aiding and abetting fraud and conspiracy to defraud and generally makes the same allegations as the other previously-disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have been transferred to the Southern District of New York. There are no new substantive allegations. The complaint seeks compensatory damages, opportunity-cost damages, punitive and other exemplary damages and other relief. In late 2004, the Multi-District Litigation Panel transferred the case to federal court in New York, which transfer is now final. Motorola filed a motion to dismiss the complaint in this action on September 19, 2005, which is awaiting decision.

On October 25, 2004, Motorola was named in a complaint filed in state court in Fulton County, Georgia, naming Motorola and Scientific-Atlanta and certain officers of Scientific-Atlanta, AIG DKR SoundShore Holdings, Ltd., et al. v. Scientific-Atlanta Inc., et al. The complaint raises claims under Georgia law of conspiracy to defraud and generally makes the same allegations as the other previously disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have already been filed and transferred to the Southern District of New York. The complaint seeks damages and statutory compensation, punitive damages and other relief. On April 18, 2005, the Multi-District Litigation Panel issued a final order transferring the case to New York and that transfer is final. Motorola filed a motion to dismiss the complaint in this action on September 19, 2005, which is awaiting decision.

Adelphia Communications Corp.—Bankruptcy Court Lawsuit

On June 23, 2006, Adelphia objected to Motorola’s claim for payment of $67 million and asserted causes of action against Motorola including preferences, avoidance of liens, fraudulent transfers, equitable subordination and aiding and abetting fraud as part of the ongoing Adelphia bankruptcy action in the Bankruptcy Court for the Southern District of New York. Plaintiff is alleging damages in excess of $1 billion against Motorola for the above-stated causes of action.

Intellectual Property Related Cases

Tessera, Inc. v. Motorola, Inc., et al.

Motorola is a purchaser of semiconductor chips with certain ball grid array (“BGA”) packaging from suppliers including Qualcomm, Inc. (“Qualcomm”), Freescale Semiconductor, Inc. (“Freescale Semiconductor”), ATI Technologies, Inc. (“ATI”), Spansion Inc. (“Spansion”), and STMicroelectronics N.V. (“STMicro”). On April 17, 2007, Tessera, Inc. (“Tessera”) filed patent infringement legal actions against Qualcomm, Freescale Semiconductor, ATI, Spansion, STMicro and Motorola in the U.S. International Trade Commission (the “ITC”) (In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605) and the United States District Court, Eastern District of Texas, Tessera, Inc. v. Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc. and ATI Technologies, Inc., alleging that certain BGA packaged semiconductors infringe patents that Tessera claims to own. Tessera is seeking orders to ban the importation into the U.S. of certain semiconductor chips with BGA packaging and certain “downstream” products that contain them (including Motorola products) and/or limit suppliers’ ability to provide certain services and products or take certain actions in the U.S. relating to the packaged chips. The patent claims being asserted by Tessera are subject to reexamination proceedings in the U.S. Patent and Trademark Office (“PTO”). In the reexamination proceedings, the PTO has issued rejections of Tessera’s asserted patent claims. On February 26, 2008, the ITC action was stayed pending the completion of the PTO’s reexamination proceedings.

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

Not applicable.

Executive Officers of the Registrant

Following are the persons who were the executive officers of Motorola as of February 28, 2008, their ages as of January 1, 2008, their current titles and positions they have held during the last five years:

Gregory Q. Brown; age 47; President and Chief Executive Officer since January 1, 2008; President and Chief Operating Officer from June 2007 to January 2008; Executive Vice President, President, Networks and Enterprise from January 2005 to June 2007; Executive Vice President and President, Commercial, Government and Industrial Solutions Sector from January 2003 to January 2005.

Eugene A. Delaney; age 51; Senior Vice President, Government and Public Safety, Enterprise Mobility Solutions since May 2007; Senior Vice President, International Sales Operations, Networks and Enterprise from May 2006 to May 2007; Senior Vice President, International Sales Operations, Government and Enterprise Mobility Solutions from May 2005 to May 2006; Executive Vice President and President, Global Relations and Resources Organization from January 2003 to May 2005.

Rita S. Lane; age 45; Senior Vice President, Integrated Supply Chain since July 2007; Corporate Vice President and Chief Procurement Officer from June 2006 to July 2007; Vice President & Brand Advocate, Total Storage & x-Series, Integrated Supply Chain, IBM Corporation (“IBM”) from July 2005 to June 2006; Vice President, x-Series, Integrated Supply Chain, IBM from July 2004 to July 2005; Director, Total Storage, Integrated Supply Chain, IBM from April 2002 to July 2004.

A. Peter Lawson; age 61; Executive Vice President, General Counsel and Secretary since May 1998.

Gregory A. Lee; age 58; Senior Vice President, Human Resources since January 2008; Senior Vice President, Human Resources, Coca Cola Enterprises from August 2006 to January 2008; Independent consultant, providing advice and counsel on talent management strategies from May 2005 to August 2006; Senior Vice President, Human Resources, Sears, Roebuck and Co., from January 2001 to May 2005.

Thomas J. Meredith; age 57; Executive Vice President, Acting Chief Financial Officer since April 2007; General Partner and Co-Founder, Meritage Capital, L.P. from May 2003 to present; Chief Executive Officer of MFI Capital from July 2001 to present.

Daniel M. Moloney; age 48; Executive Vice President, President, Home and Networks Mobility since April 2007; Executive Vice President, President, Connected Home Solutions from January 2005 to April 2007; Executive Vice President and President, Broadband Communications Sector from June 2002 to January 2005.

Patricia B. Morrison; age 48; Executive Vice President, Chief Information Officer since February 2007; Senior Vice President, Chief Information Officer from July 2005 to February 2007; Executive Vice President, Chief Information Officer of Office Depot, Inc. from January 2002 to April 2005.

Richard N. Nottenburg; age 53; Executive Vice President, Chief Strategy and Technology Officer since December 2007; Executive Vice President, Chief Strategy Officer from March 2005 to December 2007; Senior Vice President and Chief Strategy Officer from July 2004 to March 2005; Strategic Advisor to Motorola, Inc. from February 2004 to July 2004; Vice President and General Manager of Vitesse Semiconductor Corporation from August 2003 to January 2004; Chairman of the Board, President and Chief Executive Officer of Multilink from January 1995 to August 2003.

The above executive officers will serve as executive officers of Motorola until the regular meeting of the Board of Directors in May 2008 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Motorola’s common stock is listed on the New York and Chicago Stock Exchanges. The number of stockholders of record of Motorola common stock on January 31, 2008 was 79,907.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola’s Proxy Statement for the 2008 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 16, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data”.

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares Purchased	Value) of Shares that
	(a) Total Number	(b) Average Price	as Part of Publicly	May Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased(1)(2)	Share(1)(3)	or Programs(2)	Programs(2)

9/30/07 to 10/26/07	2,972,951	$18.84	2,964,225	$4,267,375,081
10/27/07 to 11/23/07	5,709,917	$17.23	5,706,600	$4,169,061,854
11/24/07 to 12/31/07	25,064,045	$16.04	25,064,045	$3,767,061,887

Total	33,746,913	$16.49	33,734,870

(1)	In addition to purchases under the 2006 Stock Repurchase Program (as defined below), included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 12,043 shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees.

(2)	Through actions taken on July 24, 2006 and March 21, 2007, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”).

(3)	Average price paid per share of common stock repurchased under the 2006 Stock Repurchase Program is execution price, excluding commissions paid to brokers.

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total returns of Motorola, Inc., the S&P 500 Index and the S&P Communications Equipment Index.

This graph assumes $100 was invested in the stock or the Index on December 31, 2002 and also assumes the reinvestment of dividends. This graph assumes reinvestment of the Company’s distribution to its shareholders of 0.110415 shares of Class B common stock of Freescale Semiconductor, Inc. (“Freescale Class B Shares”) on December 2, 2004 for each share of Motorola common stock. For purposes of this graph, the Freescale Semiconductor, Inc. distribution is treated as a non-taxable cash dividend of $2.06 (the value of 0.110415 Freescale Class B Shares, based on Freescale Semiconductor’s December 2, 2004 closing price of $18.69) that would have been reinvested in Motorola common stock at the close of business on December 2, 2004.

Five-Year Performance Graph

Item 6:	Selected Financial Data

Motorola, Inc. and Subsidiaries
Five Year Financial Summary

	Years Ended December 31
(Dollars in millions, except as noted)	2007	2006	2005	2004	2003

Operating Results
Net sales	$36,622	$42,847	$35,310	$29,680	$21,718
Costs of sales	26,670	30,120	23,881	19,715	14,567

Gross margin	9,952	12,727	11,429	9,965	7,151

Selling, general and administrative expenses	5,092	4,504	3,628	3,508	3,084
Research and development expenditures	4,429	4,106	3,600	3,316	2,849
Other charges (income)	984	25	(404)	149	77

Operating earnings (loss)	(553)	4,092	4,605	2,992	1,141

Other income (expense):
Interest income (expense), net	91	326	71	(200)	(296)
Gains on sales of investments and businesses, net	50	41	1,845	460	540
Other	22	151	(109)	(140)	(141)

Total other income	163	518	1,807	120	103

Earnings (loss) from continuing operations before income taxes	(390)	4,610	6,412	3,112	1,244
Income tax expense (benefit)	(285)	1,349	1,893	1,013	403

Earnings (loss) from continuing operations	(105)	3,261	4,519	2,099	841
Earnings (loss) from discontinued operations, net of tax	56	400	59	(567)	52

Net earnings (loss)	$(49)	$3,661	$4,578	$1,532	$893

Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share	$(0.05)	$1.30	$1.79	$0.87	$0.36
Diluted earnings (loss) per common share	(0.02)	1.46	1.81	0.64	0.38
Diluted weighted average common shares outstanding (in millions)	2,312.7	2,504.2	2,527.0	2,472.0	2,351.2
Dividends paid per share	$0.20	$0.18	$0.16	$0.16	$0.16

Balance Sheet
Total assets	$34,812	$38,593	$35,802	$30,922	$31,999
Long-term debt and redeemable preferred securities	3,991	2,704	3,806	4,581	6,007
Total debt and redeemable preferred securities	4,323	4,397	4,254	5,298	6,876
Total stockholders’ equity	15,447	17,142	16,673	13,331	12,689

Other Data
Capital expenditures	$527	$649	$548	$405	$309
% of sales	1.4%	1.5%	1.6%	1.4%	1.4%
Research and development expenditures	$4,429	$4,106	$3,600	$3,316	$2,849
% of sales	12.1%	9.6%	10.2%	11.2%	13.1%
Year-end employment (in thousands)*	66	66	69	68	88

*	Employment decrease in 2004 primarily reflects the impact of the spin-off of Freescale Semiconductor.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2007. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto which appear beginning under “Item 8: Financial Statements and Supplementary Data.”

Executive Overview

What businesses are we in?

Motorola reports financial results for the following three operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. The segment’s net sales in 2007 were $19.0 billion, representing 52% of the Company’s consolidated net sales.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol (“IP”) video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery solutions, broadband access infrastructure systems, and associated data and voice customer premise equipment (“broadband gateways”) to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems (“wireless networks”), including cellular infrastructure systems and wireless broadband systems, to wireless service providers. The segment’s net sales in 2007 were $10.0 billion, representing 27% of the Company’s consolidated net sales.

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales for distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, utility, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). The segment’s net sales in 2007 were $7.7 billion, representing 21% of the Company’s consolidated net sales.

What were our 2007 financial results?

•	Net Sales were $36.6 Billion: Our net sales were $36.6 billion in 2007, down 15% compared to net sales of $42.8 billion in 2006. Net sales decreased 33% in the Mobile Devices segment, increased 9% in the Home and Networks Mobility segment and increased 43% in the Enterprise Mobility Solutions segment.

•	Operating Loss of $553 Million: We incurred an operating loss of $553 million in 2007, compared to operating earnings of $4.1 billion in 2006. Operating margin was (1.5)% of net sales in 2007, compared to 9.6% of net sales in 2006.

•	Loss from Continuing Operations of $105 Million, or $0.05 per Share: We incurred a loss from continuing operations of $105 million, or $0.05 per diluted common share, in 2007, compared to earnings from continuing operations of $3.3 billion, or $1.30 per diluted common share, in 2006.

•	Operating Cash Flow of $785 Million: We generated operating cash flow of $785 million in 2007, compared to operating cash flow of $3.5 billion in 2006.

•	171.2 Million Shares of Motorola Common Stock Repurchased for $3.0 Billion: During 2007, the Company repurchased 171.2 million of its common shares for an aggregate cost of $3.0 billion. Since the inception of its first-ever share repurchase program in May 2005, the Company has repurchased 384.6 million of its common shares for an aggregate cost of $7.7 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

What were the financial results for our three operating business segments in 2007?

•	In Our Mobile Devices Business: Net sales were $19.0 billion in 2007, a decrease of 33% compared to net sales of $28.4 billion in 2006. The business incurred an operating loss of $1.2 billion in 2007, compared to operating earnings of $2.7 billion in 2006. The business had lower net sales in all regions. The decrease in net sales was primarily driven by: (i) a 27% decrease in unit shipments, (ii) a 9% decrease in average selling price (“ASP”), and (iii) decreased revenue from intellectual property and technology licensing. The operating loss was primarily due to a decrease in gross margin, driven by: (i) a 9% decrease in ASP, (ii) decreased income from intellectual property and technology licensing, (iii) a 27% decrease in unit shipments, and (iv) a $277 million charge for a legal settlement with Freescale Semiconductor, partially offset by savings from supply chain cost-reduction initiatives. Our global handset market share for the full year 2007 was approximately 14%, a decrease of approximately 8 percentage points versus full year 2006.

•	In Our Home and Networks Mobility Business: Net sales were $10.0 billion in 2007, an increase of 9% compared to net sales of $9.2 billion in 2006. Operating earnings were $709 million, a decrease of 10% compared to operating earnings of $787 million in 2006. The business had higher net sales in all regions. The increase in net sales reflected higher net sales in the home business, partially offset by lower net sales of wireless networks. The decrease in operating earnings was primarily due to a decrease in gross margin driven by: (i) lower net sales of iDEN infrastructure equipment, and (ii) continued competitive pricing pressure in the market for GSM infrastructure equipment, partially offset by increased net sales of digital entertainment devices.

•	In Our Enterprise Mobility Solutions Business: Net sales were $7.7 billion in 2007, an increase of 43% compared to net sales of $5.4 billion in 2006. Operating earnings were $1.2 billion, an increase of 27% compared to operating earnings of $958 million in 2006. The increase in net sales reflects higher net sales in all regions and was primarily driven by sales from the Symbol business acquired in January 2007, as well as higher net sales in the government and public safety market due to strong demand in North America. The increase in operating earnings was primarily due to an increase in gross margin in both: (i) the commercial enterprise market, driven by net sales from the Symbol business, and (ii) the government and public safety market, driven by strong net sales in North America, partially offset by: (i) an inventory-related charge in connection with the acquisition of Symbol, and (ii) increases in SG&A and R&D expenses, primarily due to expenses of recently acquired businesses.

What were our major challenges and accomplishments in 2007?

•	In Our Mobile Devices Business: The Mobile Devices business faced significant challenges in 2007. While overall market demand remained strong during the year, demand for Motorola’s wireless handsets slowed substantially. As a result, Mobile Devices net sales were down 33% compared to 2006 and the business incurred an operating loss of $1.2 billion.

Unit shipments in 2007 were 159.1 million, a 27% decrease compared to unit shipments of 217.4 million in 2006. The decrease in unit shipments resulted primarily from gaps in the segment’s product portfolio, including limited offerings of 3G products and products for the Multimedia and Mass Market product segments, as well as an aging product portfolio. As a result, Motorola believes it lost 8 percentage points of market share and estimates its global market share to be approximately 14% for the full year 2007.

During 2007, the Mobile Devices business launched 41 new phones, including several devices based on its newer open software platforms. New devices included: the RAZR2 Feature Phone for GSM, CDMA and UMTS technologies; the ROKR Z6 family of music devices; the GSM Q8 and UMTS Q9h, for consumers who multi-task and want flexibility in today’s business environment; and several handsets at affordable price points for consumers with everyday communications needs.

Progress was made on key initiatives to implement a multi-vendor silicon strategy and utilize improved software platforms. The business will use multiple silicon providers to aid in faster time to market and reduce costs. As an example, in 2007 the Mobile Devices business named Texas Instruments as one of its silicon suppliers for future UMTS devices. The business also continued its efforts to streamline and improve its software platforms, including rationalizing its R&D expenditures on legacy platforms and acquiring a 50% stake in UIQ Technology AB (“UIQ”). This investment will strengthen UIQ as an open application delivery platform for multimedia devices. MOTO DEV Studio, which includes multi-platform tools aimed at developers, was launched to enhance the ecosystem around its Linux wireless platform, MOTOMAGX.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The business implemented improved processes and discipline around product pricing, rationalized elements of its distribution network, reduced channel inventory and improved its cash conversion cycle in the second half of 2007 as compared to the first half of 2007.

• In Our Home and Networks Mobility Business: The Home and Networks Mobility business remained the world’s leading provider of digital entertainment devices. Motorola shipped over 15 million digital entertainment devices during the year, with nearly one-third of these shipments being HD/DVR capable. In 2007, Motorola shipped over 11 million modems and achieved the milestone of shipping its 50 millionth cable/voice modem. Sales in the home business grew by 27% in the year, and included significant business growth outside of the United States.

The business expanded its core portfolio by completing five significant acquisitions, including: (i) Netopia, Inc., a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, (ii) Tut Systems, Inc., a leading developer of edge routing and video encoders, (iii) Modulus Video, Inc., a provider of MPEG-4 Advanced Coding compression systems designed for delivery of high-value video content in IP set-top devices for the digital video, broadcast and satellite marketplaces, (iv) Terayon Communication Systems, Inc., a provider of real-time digital video networking applications to cable, satellite and telecommunication service providers worldwide, and (v) Leapstone Systems, Inc., a provider of intelligent multimedia service delivery and content management solutions to networks operators. With these acquisitions, Motorola improved its position with global operators by enhancing its capabilities in end-to-end video solutions.

Motorola also continued its investments in and focus on WiMAX, a next-generation wireless broadband technology based on the IEEE standard 802.16e. At the end of 2007, the business had won several commercial WiMAX contracts and was participating in over 40 WiMAX trials globally.

The business also had challenges during the year, as the GSM infrastructure market faced continuing pricing pressures and sales of iDEN infrastructure declined compared to 2006. Despite these and other challenges facing the wireless infrastructure industry, the wireless networks business remained profitable. Finally, the business concluded the sale of its embedded communications computing business to Emerson for $346 million, reflecting its continuing efforts to focus on its core businesses.

• In our Enterprise Mobility Solutions Business: In 2007, the Enterprise Mobility Solutions business delivered solid results in a number of markets, largely due to the acquisition of Symbol Technologies, Inc. in January 2007, and strong government and public safety sales in North America. The business continued to maintain a leading market share position in a highly competitive market and also showed strong growth outside of the United States.

Within the government and public safety business, sales continued to grow worldwide as demand for integrated, interoperable public safety communications increased. As new and better spectrum utilization evolves, demand and sales have increased for high-speed data applications, such as video surveillance and other data-based products. In addition to its continued success in the United States, our largest market, the business was awarded several international contracts for significant country-wide system solutions, specifically in Europe. The new MOTOTRBO product line was also successfully launched and received very positive customer acceptance in all geographies.

During the year, the commercial enterprise business enhanced its product portfolio by launching several new mobile computing, wireless computing and advanced data capture products that put it in a strong position in the commercial enterprise marketplace for the future. The enhanced mobile computing offerings included the MC70 and the rugged MC9090 product lines which had very successful product launches and were well received in all regions.

Looking Forward

The boundaries between the home, work and mobility continue to dissolve. We believe our focus on designing and delivering differentiated products, unique experiences and powerful networks, along with a full compliment of support services, will enable consumers to have a broader choice of when, where and how they connect to the people, information, and entertainment that they want and need. Vast segments of the world’s population, many of whom have yet to experience wireless communications or connect to the Internet, present new opportunities to extend our brand and market our products and services.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With a renewed emphasis on efficiency and time-to-market, we are investing in the future of our businesses. Our research and development investment priorities include: next-generation wireless products, applications, and services for enterprise markets; advanced technologies and applications for government and public safety markets; and next-generation wireless handsets with application services. These investments, together with the acquisitions of the past few years, are designed to foster continued innovation and profitable growth.

In 2007, our Home and Networks Mobility and Enterprise Mobility Solutions businesses delivered solid results and finished with strong momentum. However, our Mobile Devices business faced significant challenges in 2007. We remain committed to executing on our strategic plans and pursuing opportunities for profitability improvement across all of our businesses with continued dedication to our customers, quality and innovation.

In our Mobile Devices business, the overall global market remains strong and the environment remains intensely competitive. Our primary focus is on driving a meaningful enhancement of our product portfolio. To this end, we are optimizing our use of silicon providers and improving our software platforms to ensure that we can deliver the most desirable set of experiences to wireless handset consumers. Our portfolio enhancement objectives include a broad array of cost-effective products at multiple price points in each of our four product segments: Mass Market, Feature, Multimedia and Productivity. We expect our products to continue to demonstrate unique design and innovative features and function around experiences including, for example, messaging, music, imaging, video, audio and touch. We expect the transition to having more devices featuring improved software platforms and silicon designs will show progress by the end of this year and continue in 2009. In applications and services, we continue to work with third parties to develop an ecosystem and service delivery platform that will deliver rich experiences to consumers. In addition to our efforts to dramatically improve the portfolio, we are pursuing cost-reduction initiatives to ensure that we have the optimal cost structure for the business going forward. We are also evaluating the structural and strategic realignment of our business to better equip the Mobile Devices business to recapture global market leadership and enhance shareholder value.

In our Home and Networks Mobility business, we are focused on delivering personalized media experiences to consumers at home and on-the-go and enabling service providers to operate their networks more efficiently and profitably. We will leverage our market leading position in digital entertainment devices. In addition, numerous recent acquisitions have expanded our leadership position in broadband products and services for video, voice and data. These acquisitions enable us to continue capitalizing on strong underlying demand for high definition and video-on-demand services, as well as the convergence of services and applications across delivery platforms. We will continue to make investments to position ourselves as a leading infrastructure provider of next-generation wireless technologies. We expect the WiMAX market to begin to materialize in 2008 as the first networks are commercialized. More significant sales opportunities for WiMAX are anticipated beyond 2008. For our wireless networks business, we expect the environment to remain highly competitive and challenging. By continuing to deliver end-to-end solutions that enable delivery of next-generation products and services and allocating resources to investment priorities, our Home and Networks Mobility segment is poised to grow profitably in emerging technologies, including video and wireless broadband, and maintain profitability in mature technologies.

In our Enterprise Mobility Solutions business, our key objective is profitable growth in enterprise markets around the world. We will leverage our leadership position in mission-critical communications solutions and develop next-generation products and solutions for our government and public safety customers around the world. Anchored by the 2007 acquisition of Symbol Technologies, Inc., we have a very strong presence in the commercial enterprise market, including retail, transportation, utility, manufacturing, healthcare and other commercial customers. Our business-critical products and solutions allow our customers to reduce cost, increase worker mobility and productivity, and enhance their customers’ experiences. We believe that our comprehensive portfolio of enterprise products and solutions, leadership positions in government and public safety and commercial enterprise markets, global network of channel partners, and distributors and solid market growth make our Enterprise Mobility Solutions segment well positioned for continued success.

Although the Company implemented a number of actions last year to reduce cost, including workforce reductions, prioritization of investments, spending controls, reduced general and administrative expenses and site rationalization, further cost savings actions are necessary to improve profitability. The Company has determined that additional cost-reduction actions will be taken in certain areas, including the Mobile Devices business and across various corporate general and administrative functions.

The improvement in cash conversion cycle continues to be a major focus of the company. Building upon the improvements made during 2007, we believe we can further reduce the company’s cash conversion cycle in 2008, resulting in improved cash flow from operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors into markets we serve, and frequent consolidations among our customers and competitors, among other matters, can introduce volatility into our operating performance and cash flow from operations. And as we enter 2008, we face a very dynamic economic environment. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the expanding needs of our customers around the world. As we execute on meeting these objectives, our overall strategy remains unchanged — to focus our efforts on the convergence of fixed and wireless broadband internet and growing demand for next generation wireless communications solutions by people, businesses and governments. We will continue to take the necessary strategic actions to enable these efforts, to provide for growth and improved profitability and position Motorola for future success.

Results of Operations

	Years Ended December 31
(Dollars in millions, except per share		% of		% of		% of
amounts)	2007	sales	2006	sales	2005	sales

Net sales	$36,622		$42,847		$35,310
Costs of sales	26,670	72.8%	30,120	70.3%	23,881	67.6%

Gross margin	9,952	27.2%	12,727	29.7%	11,429	32.4%
Selling, general and administrative expenses	5,092	13.9%	4,504	10.5%	3,628	10.3%
Research and development expenditures	4,429	12.1%	4,106	9.5%	3,600	10.2%
Other charges (income)	984	2.7%	25	0.1%	(404)	(1.1)%

Operating earnings (loss)	(553)	(1.5)%	4,092	9.6%	4,605	13.0%
Other income (expense):
Interest income, net	91	0.2%	326	0.8%	71	0.2%
Gains on sales of investments and businesses, net	50	0.1%	41	0.1%	1,845	5.3%
Other	22	0.1%	151	0.3%	(109)	(0.3)%

Earnings (loss) from continuing operations before income taxes	(390)	(1.1)%	4,610	10.8%	6,412	18.2%
Income tax expense (benefit)	(285)	(0.8)%	1,349	3.2%	1,893	5.4%

Earnings (loss) from continuing operations	(105)	(0.3)%	3,261	7.6%	4,519	12.8%
Earnings from discontinued operations, net of tax	56	0.2%	400	0.9%	59	0.2%

Net earnings (loss)	$(49)	(0.1)%	$3,661	8.5%	$4,578	13.0%

Earnings (loss) per diluted common share:
Continuing operations	$(0.05)		$1.30		$1.79
Discontinued operations	0.03		0.16		0.02

	$(0.02)		$1.46		$1.81

Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2007, 2006 and 2005 are as follows:

Geographic Market Sales by Locale of End Customer

	2007	2006	2005

United States	51%	44%	47%
Europe	13%	15%	19%
Latin America	12%	10%	10%
Asia, excluding China	9%	11%	9%
China	7%	11%	8%
Other Markets	8%	9%	7%

	100%	100%	100%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations—2007 Compared to 2006

Net Sales

Net sales were $36.6 billion in 2007, down 15% compared to net sales of $42.8 billion in 2006. The decrease in net sales reflects a $9.4 billion decrease in net sales by the Mobile Devices segment, partially offset by a $2.3 billion increase in net sales by the Enterprise Mobility Solutions segment and an $850 million increase in net sales by the Home and Networks Mobility segment. The 33% decrease in net sales in the Mobile Devices segment was primarily driven by: (i) a 27% decrease in unit shipments, (ii) a 9% decrease in average selling price (“ASP”), and (iii) decreased revenue from intellectual property and technology licensing. The 43% increase in net sales in the Enterprise Mobility Solutions segment was primarily driven by net sales from the Symbol business acquired in January 2007, as well as higher net sales in the government and public safety market due to strong demand in North America. The 9% increase in net sales in the Home and Networks Mobility segment was primarily driven by a 51% increase in unit shipments of digital entertainment devices, partially offset by lower net sales of wireless networks due primarily to lower demand for iDEN and CDMA infrastructure equipment.

Gross Margin

Gross margin was $10.0 billion, or 27.2% of net sales, in 2007, compared to $12.7 billion, or 29.7% of net sales, in 2006. The decrease in gross margin reflects decreases in gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily due to: (i) a 9% decrease in ASP, (ii) decreased income from intellectual property and technology licensing, (iii) a 27% decrease in unit shipments, and (iv) a $277 million charge for a legal settlement with Freescale Semiconductor, partially offset by savings from supply chain cost-reduction initiatives. The decrease in gross margin in the Home and Networks segment was primarily due to: (i) continuing competitive pricing pressure in the market for GSM infrastructure equipment, and (ii) lower sales of iDEN infrastructure equipment, partially offset by increased sales of digital entertainment devices. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily due to the 43% increase in net sales, driven by net sales from the Symbol business acquired in January 2007, as well as higher net sales in the government and public safety market due to strong demand in North America.

Gross margin as a percentage of net sales decreased in 2007 as compared to 2006, reflecting decreases in all three of the Company’s business segments. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased 13% to $5.1 billion, or 13.9% of net sales, in 2007, compared to $4.5 billion, or 10.5% of net sales, in 2006. In 2007 compared to 2006, SG&A expenses increased in the Enterprise Mobility Solutions and Home and Networks Mobility segments and decreased in the Mobile Devices segment. The increases in the Enterprise Mobility Solutions and Home and Networks Mobility segments were primarily due to expenses from recently acquired businesses, partially offset by savings from cost-reduction initiatives. The decrease in the Mobile Devices segment was primarily due to lower marketing expenses and savings from cost-reduction initiatives, partially offset by increased expenditures on information technology upgrades. SG&A expenses as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures increased 8% to $4.4 billion, or 12.1% of net sales, in 2007, compared to $4.1 billion, or 9.5% of net sales, in 2006. In 2007 compared to 2006, R&D expenditures increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment. The increase in the Mobile Devices segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies, partially offset by savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to R&D expenditures incurred by recently acquired businesses, partially offset by savings from cost-reduction initiatives. The decrease in the Home and Networks Mobility segment was primarily due to savings from cost-reduction initiatives, partially offset by expenditures by recently acquired businesses and continued investment in digital entertainment devices and WiMAX. R&D expenditures as a percentage of net sales increased

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the Mobile Devices segment and decreased in the Enterprise Mobility Solutions and Home and Networks Mobility segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges (Income)

The Company recorded net charges of $984 million in Other charges (income) in 2007, compared to net charges of $25 million in 2006. The net charges in 2007 include: (i) $369 million of charges relating to the amortization of intangibles, (ii) $290 million of net reorganization of business charges, (iii) $140 million of charges for legal settlements and related insurance matters, (iv) $96 million of acquisition-related in-process research and development charges (“IPR&D”) relating to 2007 acquisitions, and (v) $89 million for asset impairment charges. The net charges in 2006 included: (i) $172 million of net reorganization of business charges, (ii) $100 million of charges relating to the amortization of intangibles, (iii) an $88 million charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party, (iv) $50 million of legal reserves, and (v) $33 million of acquisition-related IPR&D charges relating to 2006 acquisitions, partially offset by $418 million of income for payments relating to the Telsim collection settlement. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income

Net interest income was $91 million in 2007, compared to net interest income of $326 million in 2006. Net interest income in 2007 included interest income of $456 million, partially offset by interest expense of $365 million. Net interest income in 2006 included interest income of $661 million, partially offset by interest expense of $335 million. The decrease in net interest income was primarily attributed to lower interest income due to the decrease in average cash, cash equivalents and Sigma Fund balances during 2007 compared to 2006, partially offset by higher interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $50 million in 2007, compared to gains of $41 million in 2006. In 2007, the net gain primarily reflects a gain of $34 million from the sale of the Company’s embedded communications computing business. In 2006, the net gain primarily reflected a gain of $141 million on the sale of the Company’s remaining shares in Telus Corporation, partially offset by a loss of $126 million on the sale of the Company’s remaining shares in Sprint Nextel Corporation (“Sprint Nextel”).

Other

Income classified as Other, as presented in Other income (expense), was $22 million in 2007, compared to net income of $151 million in 2006. The net income in 2007 was primarily comprised of $97 million of foreign currency gains, partially offset by $62 million of investment impairment charges. The net income in 2006 was primarily comprised of: (i) a $99 million net gain due to an increase in market value of a zero-cost collar derivative entered into to protect the value of the Company’s investment in Sprint Nextel, and (ii) $60 million of foreign currency gains, partially offset by $27 million of investment impairment charges.

Effective Tax Rate

The Company recorded $285 million of net tax benefits in 2007, compared to $1.3 billion in net tax expense in 2006. The Company’s net tax benefit for 2007 was favorably impacted by an increase in tax credits compared to 2006. The Company’s net tax benefit was also favorably impacted by: (i) the settlement of tax positions, (ii) tax incentives received, and (iii) reversal of deferred tax valuation allowances, and unfavorably impacted by: (i) adjustments to deferred taxes in non-U.S. locations due to enacted tax rate changes, (ii) an increase in unrecognized tax benefits, and (iii) a non-deductible IPR&D charge. The Company’s effective tax rate for continuing operations, excluding the items described above and the tax impact of restructuring charges and asset impairments, was 26%.

The Company’s net tax expense of $1.3 billion in 2006 was favorably impacted by $348 million of net tax benefits relating to: (i) the reduction of valuation allowances, (ii) incremental tax benefits related to 2005 cash

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

repatriations, (iii) favorable tax settlements reached with foreign jurisdictions, (iv) tax benefits for foreign earnings permanently reinvested, (v) contribution of appreciated investments to the Company’s charitable foundation and unfavorably impacted by: (i) the incurrence of non-deductible IPR&D charges, and (ii) restructuring charges in low tax jurisdictions. The effective tax rate for 2006 excluding these items was 36%.

The effective tax rate for continuing operations excluding identified items of 26% for 2007 is less than the comparable effective tax rate of 36% for 2006 due to an increase in tax credits in 2007 compared to 2006 and a change in the mix of income and loss by region. In 2008, the Company currently expects the effective tax rate for continuing operations, excluding items of the type identified above, to be approximately 35%.

Earnings (Loss) from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $390 million in 2007, compared to earnings from continuing operations before income taxes of $4.6 billion in 2006. After taxes, the Company incurred a loss from continuing operations of $105 million, or $0.05 per diluted share, in 2007, compared to earnings from continuing operations of $3.3 billion, or $1.30 per diluted share, in 2006.

The decrease in earnings (loss) from continuing operations before income taxes in 2007 compared to 2006 is primarily attributed to: (i) a $2.8 billion decrease in gross margin, driven by decreases in gross margin in the Mobile Devices and Home and Network Mobility segments, partially offset by an increase in gross margin in the Enterprise Mobility Solutions segment, (ii) a $959 million increase in Other charges (income), (iii) a $588 million increase in SG&A expenses, (iv) a $323 million increase in R&D expenditures, (v) a $235 million decrease in net interest income, and (vi) a $129 million decrease in income classified as Other, as presented in Other income (expense).

Results of Operations—2006 Compared to 2005

Net Sales

Net sales were $42.8 billion in 2006, up 21% compared to net sales of $35.3 billion in 2005. The increase in net sales included: (i) a $6.9 billion increase in net sales by the Mobile Devices segment driven by a 49% increase in unit shipments, reflecting strong demand for GSM and CDMA handsets, partially offset by an 11% decline in average selling price (“ASP”), (ii) a $362 million increase in net sales by the Enterprise Mobility Solutions segment, primarily due to higher net sales in the government and public safety market, and (iii) a $127 million increase in net sales by the Home and Networks Mobility segment, primarily driven by a 57% increase in unit shipments of digital entertainment devices, partially offset by lower net sales of wireless networks.

Gross Margin

Gross margin was $12.7 billion, or 29.7% of net sales, in 2006, compared to $11.4 billion, or 32.4% of net sales, in 2005. This increase in gross margin was primarily driven by the Mobile Devices segment, due to: (i) the 49% increase in unit shipments, (ii) savings from supply chain cost-reduction initiatives, and (iii) increased income from intellectual property and technology licensing, partially offset by an 11% decline in ASP. The Enterprise Mobility Solutions segment also achieved higher gross margin in 2006 compared to 2005, primarily driven by a 7% increase in net sales. The Home and Networks Mobility Solutions segment had lower gross margin in 2006 compared to 2005, primarily due to an unfavorable product/regional mix and competitive pricing in the wireless networks market, partially offset by higher gross margin in the home business.

Gross margin as a percentage of net sales decreased in 2006 compared to 2005, driven by decreases in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in the Enterprise Mobility Solutions segment. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses. The decrease in overall gross margin as a percentage of net sales in 2006 compared to 2005 can be partially attributed to the fact that an increased percentage of the Company’s net sales were generated by the Mobile Devices segment in 2006, which generates lower gross margins than the overall Company average.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

SG&A expenses increased 24% to $4.5 billion, or 10.5% of net sales, in 2006, compared to $3.6 billion, or 10.3% of net sales, in 2005. The increase in SG&A expenses was primarily driven by: (i) increased marketing expenses, mainly in the Mobile Devices segment, to support higher net sales and promote brand awareness, (ii) recognition of share-based compensation expense to SG&A-related employees in connection with the adoption of SFAS 123R, and (iii) increased selling and sales support expenses, driven by the increase in sales commissions from the increase in net sales. SG&A expenses as a percentage of net sales were up slightly in 2006 compared to 2005, driven by an increase in the Mobile Devices segment, offset by decreases in the Enterprise Mobility Solutions and Home and Networks Mobility segments.

Research and Development Expenditures

R&D expenditures increased 14% to $4.1 billion, or 9.5% of net sales, in 2006, compared to $3.6 billion, or 10.2% of net sales, in 2005. The increase in R&D expenditures was primarily driven by: (i) developmental engineering expenditures for new product development and investment in next-generation technologies, mainly in the Mobile Devices and Enterprise Mobility Solutions segments, and (ii) recognition of share-based compensation expense to R&D-related employees in connection with the adoption of SFAS 123R. R&D expenditures as a percentage of net sales decreased in 2006 compared to 2005, driven by decreases in the Mobile Devices and Home and Networks Mobility segments, offset by an increase in the Enterprise Mobility Solutions segment.

Other Charges (Income)

The Company recorded charges of $25 million in Other charges (income) in 2006, compared to income of $404 million in 2005. The charges in 2006 included: (i) $172 million of net reorganization of business charges, (ii) $100 million of charges relating to the amortization of intangibles, (iii) an $88 million charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party, (iv) $50 million of charges for legal reserves, and (v) $33 million of acquisition-related IPR&D charges relating to 2006 acquisitions, partially offset by $418 million of income for payments relating to the Telsim collection settlement. The net income in 2005 primarily consisted of $515 million of income for payments relating to the Telsim collection settlement, partially offset by: (i) $67 million of charges relating to the amortization of intangibles, and (ii) $54 million of net reorganization of business charges. The net reorganization of businesses charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income

Net interest income was $326 million in 2006, compared to net interest income of $71 million in 2005. Net interest income in 2006 included interest income of $661 million, partially offset by interest expense of $335 million. Net interest income in 2005 included interest income of $396 million, partially offset by interest expense of $325 million. The increase in net interest income was primarily attributed to an increase in interest income due to higher average cash, cash equivalents and Sigma Fund balances earning interest at higher rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $41 million in 2006, compared to $1.8 billion in 2005. In 2006, the $41 million of net gains primarily reflected a gain of $141 million on the sale of the Company’s remaining shares in Telus Corporation, partially offset by a loss of $126 million on the sale of the Company’s remaining shares in Sprint Nextel Corporation (“Sprint Nextel”). In 2005, the net gains were primarily related to: (i) a $1.3 billion net gain recognized in connection with the completion of the merger between Sprint Corporation (“Sprint”) and Nextel Communications, Inc. (“Nextel”), and (ii) a $609 million net gain on the sale of a portion of the Company’s shares of Nextel, partially offset by a $70 million net loss on the sale of a portion of the Company’s shares of Sprint Nextel.

Other

Income classified as Other, as presented in Other income (expense), was $151 million in 2006, compared to net charges of $109 million in 2005. The net income in 2006 was primarily comprised of: (i) a $99 million net gain due to an increase in market value of a zero-cost collar derivative entered into to protect the value of the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company’s investment in Sprint Nextel, and (ii) $60 million of foreign currency gains, partially offset by $27 million of investment impairment charges. In 2005, the net charges were primarily comprised of: (i) $137 million of debt retirement costs, relating to the Company’s repurchase of an aggregate principal amount of $1.0 billion of long-term debt through cash tender offers, (ii) $38 million of foreign currency losses, and (iii) $25 million in investment impairment charges, partially offset by: (i) a $51 million gain due to an increase in the market value of variable forward instruments entered into to protect the value of the Company’s investment in Nextel common stock prior to the merger of Sprint and Nextel, and (ii) $30 million in income from the repayment of a previously-reserved loan related to Iridium.

Effective Tax Rate

The Company recorded $1.3 billion of net tax expense in 2006, compared to $1.9 billion of net tax expense in 2005. During 2006, the Company recorded $348 million of net tax benefits relating to: (i) the reduction of valuation allowances, (ii) incremental tax benefits related to 2005 cash repatriations, (iii) favorable tax settlements reached with foreign jurisdictions, (iv) tax benefits for foreign earnings permanently reinvested, (v) contribution of appreciated investments to the Company’s charitable foundation and unfavorably impacted by: (i) the incurrence of non-deductible IPR&D charges, and (ii) restructuring charges in low tax jurisdictions. The effective tax rate for 2006 excluding these items was 36%.

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

The decrease in earnings from continuing operations before income taxes in 2006 compared to 2005 is primarily attributed to: (i) a $1.8 billion decrease in gains on the sale of investments and businesses, (ii) an $876 million increase in SG&A expenses, (iii) a $506 million increase in R&D expenditures, and (iv) a $429 million change in Other charges (income). These negative impacts on operating earnings were partially offset by: (i) a $1.3 billion increase in gross margin, primarily due to the $7.5 billion increase in net sales, (ii) a $260 million increase in income classified as Other, as presented in Other income (expense), and (iii) a $255 million increase in net interest income.

Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

The Company realized cost-saving benefits of approximately $165 million in 2007 from the plans that were initiated during 2007, representing: (i) $93 million of savings in R&D expenditures, (ii) $46 million of savings in SG&A expenses, and (iii) $26 million of savings in Costs of sales. Beyond 2007, the Company expects the reorganization plans initiated during 2007 to provide annualized cost savings of approximately $548 million,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

representing: (i) $251 million of savings in R&D expenditures, (ii) $167 million of savings in SG&A expenses, and (iii) $130 million of savings in Cost of sales.

2007 Charges

During 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans. The majority of the employees affected are located in North America and Europe. The Company recorded net reorganization of business charges of $394 million, including $104 million of charges in Costs of sales and $290 million of charges under Other charges (income) in the Company’s consolidated statements of operations. Included in the aggregate $394 million are charges of $401 million for employee separation costs, $42 million for fixed asset impairment charges and $19 million for exit costs, offset by reversals for accruals no longer needed.

The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2007

Mobile Devices	$229
Home and Networks Mobility	71
Enterprise Mobility Solutions	30

330
General Corporate	64

$394

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to December 31, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	December 31,
	2007	Charges	Adjustments	Used	2007

Exit costs—lease terminations	$54	$19	$2	$(33)	$42
Employee separation costs	104	401	(64)	(248)	193

	$158	$420	$(62)	$(281)	$235

(1)	Includes translation adjustments.

(2)	Includes $6 million of accruals established through purchase accounting for businesses acquired, covering exit costs and separation costs for approximately 200 employees.

Exit Costs—Lease Terminations

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $19 million are primarily related to the exit of certain activities and leased facilities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represent accruals for exit costs established through purchase accounting for businesses acquired. The $33 million used in 2007 reflects cash payments. The remaining accrual of $42 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2007, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $401 million represent severance costs for approximately 6,700 employees, of which 2,400 were direct employees and 4,300 were indirect employees.

The adjustments of $64 million reflect $68 million of reversals of accruals no longer needed, partially offset by $4 million of accruals for severance plans established through purchase accounting for businesses acquired. The $68 million of reversals represent previously accrued costs for 1,100 employees, and primarily relates to a strategic

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved. The $4 million of accruals represents severance plans for approximately 200 employees established through purchase accounting for businesses acquired.

During 2007, approximately 5,300 employees, of which 1,700 were direct employees and 3,600 were indirect employees, were separated from the Company. The $248 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $193 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2007, is expected to be paid to approximately 2,800 employees to be separated in 2008.

2006 Charges

During 2006, the Company committed to implement various productivity improvement plans aimed principally at: (i) reducing costs in its supply-chain activities, (ii) integration synergies, and (iii) reducing other operating expenses, primarily relating to engineering and development costs. The Company recorded net reorganization of business charges of $213 million, including $41 million of charges in Costs of sales and $172 million of charges under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $213 million are charges of $191 million for employee separation costs, $15 million for fixed asset impairment charges and $30 million for exit costs, partially offset by $23 million of reversals for accruals no longer needed. Total employees impacted by the actions committed to in 2006 were 3,900.

The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2006

Mobile Devices	$(1)
Home and Networks Mobility	124
Enterprise Mobility Solutions	83

206
General Corporate	7

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

Exit Costs—Lease Terminations

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 additional charges of $30 million were primarily related to a lease cancellation by the Enterprise Mobility Solutions segment. The 2006 adjustments of $7 million represent reversals of accruals no longer needed. The $19 million used in 2006 reflects cash payments to lessors. The remaining accrual of $54 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2006, represented future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees, of which 1,100 were direct employees and 500 were indirect employees. The 2006 additional charges of $191 million represented costs for an additional

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3,900 employees, of which 1,700 were direct employees and 2,200 were indirect employees. The adjustments of $16 million represented reversals of accruals no longer needed.

During 2006, approximately 3,200 employees, of which 1,400 were direct employees and 1,800 were indirect employees, were separated from the Company. The $124 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $104 million, was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2006.

2005 Charges

During 2005, the Company recorded net reorganization of business charges of $91 million, including $37 million of charges in Costs of sales and $54 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $91 million are charges of $86 million for employee separation costs and $15 million for fixed asset impairment charges and $5 million for exit costs, partially offset by $15 million of reversals for accruals no longer needed. Total employees impacted by these action were approximately 2,600.

The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2005

Mobile Devices	$27
Home and Networks Mobility	7
Enterprise Mobility Solutions	49

83
General Corporate	8

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

Exit Costs—Lease Terminations

At January 1, 2005, the Company had an accrual of $73 million for exit costs attributable to lease terminations. The 2005 additional charges of $5 million were primarily related to a lease cancellation by the Enterprise Mobility Solutions segment. The 2005 adjustments of $7 million represented reversals of $1 million for accruals no longer needed and $6 million of translation adjustments. The $21 million used in 2005 reflected cash payments to lessors. The remaining accrual of $50 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2005, represented future cash payments for lease termination obligations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2005, approximately 1,400 employees, of which 300 were direct employees and 1,100 were indirect employees, were separated from the Company. The $60 million used in 2005 reflected cash payments to these separated employees. The remaining accrual of $53 million was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2005.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

During 2007, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) decreased by $64 million to $2.8 billion at December 31, 2007, compared to $2.8 billion at December 31, 2006. At December 31, 2007, $230 million of this amount was held in the U.S. and $2.5 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. At December 31, 2007, restricted cash was $158 million, compared to $131 million of December 31, 2006.

The Company has approximately $2.7 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company’s consolidated statements of operations, given the U.S. federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company’s non-U.S. subsidiaries could require the payment of additional foreign taxes, which would be creditable against U.S. federal income taxes. The repatriation of some of these funds could also be subject to delay for local country approvals.

Operating Activities

The Company has generated positive cash flow from continuing operations in each of the last seven years. The cash provided by operating activities from continuing operations in 2007 was $785 million, compared to $3.5 billion in 2006, and $4.3 billion in 2005. The primary contributors to cash flow from operations in 2007 were: (i) a $2.5 billion decrease in accounts receivable, (ii) a $556 million decrease in inventories, (iii) earnings from continuing operations (adjusted for non-cash items) of $529 million, and (iv) a $170 million cash inflow due to changes in other assets and liabilities. These positive contributors to operating cash flow were partially offset by: (i) a $2.3 billion decrease in accounts payable and accrued liabilities, and (ii) a $705 million increase in other current assets.

Accounts Receivable:  The Company’s net accounts receivable were $5.3 billion at December 31, 2007, compared to $7.5 billion at December 31, 2006. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 50 days at December 31, 2007, compared to 58 days at December 31, 2006. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made. In addition, from time to time, the Company elects to sell accounts receivable to third parties. The Company’s levels of net accounts receivable and DSO can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors.

Inventory:  The Company’s net inventory was $2.8 billion at December 31, 2007, compared to $3.2 billion at December 31, 2006. The Company’s inventory turns decreased to 10.0 at December 31, 2007, compared to 11.0 at December 31, 2006, primarily due to lower than expected sales volumes in the Mobile Devices business. Inventory turns were calculated using an annualized rolling three months of cost of sales method. The Company’s days sales in inventory (“DSI”) was 36 days at December 31, 2007, compared to 32 days at December 31, 2006. DSI is calculated by dividing net inventory by the average daily cost of sales. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounts Payable:  The Company’s net accounts payable were $4.2 billion at December 31, 2007, compared to $5.1 billion at December 31, 2006. The Company’s days payable outstanding (“DPO”) were 53 days at December 31, 2007, compared to 52 days at December 31, 2006. DPO is calculated by dividing accounts payable by the average daily cost of sales. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable and DPO can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Cash Conversion Cycle:  The Company’s cash conversion cycle (“CCC”) was 33 days at December 31, 2007, compared to 38 days at December 31, 2006. CCC is calculated by adding DSO and DSI and subtracting DPO. The decrease in CCC at December 31, 2007, compared to December 31, 2006, was driven by lower CCC in the Home and Networks Mobility and Enterprise Mobility Solutions segments.

Reorganization of Businesses:  The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $281 million in 2007, as compared to $143 million in 2006. Of the $235 million reorganization of businesses accrual at December 31, 2007, $193 million relates to employee separation costs and is expected to be paid in 2008. The remaining $42 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Defined Benefit Plan Contributions:  The Company contributed $274 million to its U.S. pension plans during 2007, compared to $276 million contributed in 2006. The Company contributed $135 million to its non-U.S. pension plans during 2007, compared to $122 million contributed in 2006. During 2008, the Company expects to make cash contributions of approximately $240 million to its U.S. pension plans and approximately $50 million to its non-U.S. pension plans. The Company contributed $15 million to its retiree health care plan in 2007, compared to $27 million in 2006, and expects to contribute approximately $20 million to this plan in 2008. Retirement-related benefits are further discussed below in the “Significant Accounting Policies—Retirement-Related Benefits” section.

Investing Activities

The most significant components of the Company’s investing activities include: (i) proceeds from sales of Sigma Fund investments, (ii) strategic acquisitions of, or investments in, other companies, (iii) capital expenditures, and (iv) proceeds from sales of investments and businesses.

Net cash provided by investing activities from continuing operations was $2.4 billion in 2007, compared to net cash used of $1.4 billion in 2006 and net cash used of $2.4 billion in 2005. This $3.8 billion increase in cash provided by investing activities from continuing operations was due to: (i) an $8.2 billion increase in proceeds from sales of Sigma Fund investments, (ii) a $484 million increase in proceeds from sales of short-term investments, (iii) a $122 million decrease in capital expenditures, and (iv) an $81 million increase in proceeds received from the disposition of property, plant and equipment, partially offset by: (i) a $3.5 billion increase in cash used for acquisitions and investments, and (ii) a $1.6 billion decrease in proceeds from sales of investments and businesses. The $2.4 billion in cash used for investing activities from continuing operations in 2005 was primarily due to the $3.2 billion of net cash used for purchase of Sigma Fund investments, partially offset by $1.5 billion in proceeds from sale of investments and businesses.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their excess cash in a fund (the “Sigma Fund”) that is similar to a money market fund. During 2007, the Company liquidated a similar second fund and now maintains only one fund. The Company received $6.9 billion in net proceeds from sales of Sigma Fund investments in 2007, compared to $1.3 billion in net cash used to purchase Sigma Fund investments in 2006. The Sigma Fund aggregate balances were $5.2 billion at December 31, 2007, compared to $12.2 billion at December 31, 2006. At December 31, 2007, $1.7 billion of the Sigma Fund investments were held in the U.S. and $3.5 billion were held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

The Sigma Fund portfolio is managed by four major independent investment management firms. Investments are made in high-quality, investment grade (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. The Sigma Fund’s investment policies require that floating rate instruments must have a maturity, at purchase date, that does not exceed thirty-six months with an

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interest rate reset at least annually. The average reset maturity of the investments held by the funds must be 120 days or less with the actual average reset maturity of the investments being 40 days and 53 days at December 31, 2007 and 2006, respectively.

During 2007, the Company recorded a $75 million reduction in the available-for-sale securities held in the Sigma Fund, reflecting a decline in the fair value of the securities. As of December 31, 2007, $57 million of this reduction represents a broad-based temporary decline in market value of various securities primarily due to credit spreads widening in several debt market segments, with the offsetting reduction reflected in Non-owners changes to equity. The Company believes credit market spreads will return to normal levels in the future. Additionally, due to the high credit ratings of the underlying securities, it is probable that the Company will be able to collect all amounts according to the contractual terms of the corporate bonds where fair values are less than their cost as of December 31, 2007. It is for these reasons that the unrealized losses on these corporate bonds are considered temporary. If it becomes probable that the Company will not collect all amounts in accordance with the contractual terms of a corporate bond, the Company considers the decline other-than-temporary. The remaining $18 million reduction in available-for-sale securities held by the Sigma Fund represents an other-than-temporary decline and has been reflected as an investment impairment.

Strategic Acquisitions and Investments:  The Company used net cash for acquisitions and new investment activities of $4.6 billion in 2007, compared to net cash used of $1.1 billion in 2006 and net cash used of $312 million in 2005. The largest components of the $4.6 billion in 2007 expenditures were: (i) $3.5 billion for the acquisition of Symbol Technologies, Inc. (part of the Enterprise Mobility Solutions segment), (ii) $438 million for the acquisition of Good Technology, Inc. (part of the Enterprise Mobility Solutions segment), (iii) $183 million for Netopia, Inc. (part of the Home and Networks Mobility segment), (iv) $137 million for Terayon Communications Systems (part of the Home and Networks Mobility segment), (v) the acquisition of Tut Systems, Inc. (part of the Home and Networks Mobility segment), (vi) the acquisition of Modulus Video, Inc. (part of the Home and Networks Mobility segment), and (vii) the acquisition of Leapstone Systems, Inc. (part of the Home and Networks Mobility segment). The largest components of the $1.1 billion in 2006 expenditures were: (i) $300 million for an equity investment in Clearwire, Inc., (ii) $193 million for the acquisition of TTP Communications plc (part of the Mobile Devices segment), (iii) $181 million for the acquisition of Broadbus Technologies, Inc. (part of the Home and Networks Mobility segment), (iv) $108 million for the acquisition of Kreatel Communications AB (part of the Home and Networks Mobility segment), (v) the acquisition of Orthogon Systems (part of the Enterprise Mobility Solutions segment), and (vi) the acquisition of NextNet Wireless, Inc. (part of the Home and Networks Mobility segment).

Capital Expenditures:  Capital expenditures were $527 million in 2007, compared to $649 million in 2006 and $548 million in 2005. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $411 million in proceeds from the sales of investments and businesses in 2007, compared to proceeds of $2.0 billion in 2006 and $1.5 billion in 2005. The $411 million in proceeds in 2007 were primarily comprised of $346 million from the sale of the Company’s embedded communications computing business. The $2.0 billion in proceeds in 2006 were primarily comprised of: (i) $856 million in net proceeds from the sale of the automotive electronics business, (ii) $820 million from the sale of the Company’s remaining shares in Sprint Nextel Corporation (“Sprint Nextel”) and the termination and cash settlement of a zero-cost collar derivative relating to these Sprint Nextel shares, and (iii) $175 million from the sale of the Company’s remaining shares in Telus Corporation.

Short-Term Investments:  At December 31, 2007, the Company had $612 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $620 million of short-term investments at December 31, 2006.

Investment Securities:  In addition to available cash and cash equivalents, Sigma Fund balances and short-term investments, the Company views its investment securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At December 31, 2007, the Company’s available-for-sale securities portfolio had an approximate fair market value of $333 million, which represented a cost basis of $372 million and a net unrealized loss of $39 million. At December 31, 2006, the Company’s available-for-sale securities portfolio had an approximate fair market value of $130 million, which represented a cost basis of $70 million and a net unrealized gain of $60 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities

The most significant components of the Company’s financing activities are: (i) the purchase of the Company’s common stock under its share repurchase program, (ii) the net proceeds from issuance of debt, (iii) repayment of debt, (iv) the payment of dividends, (v) proceeds from the issuances of stock due to the exercise of employee stock options and purchases under the employee stock purchase plan, (vi) repayment of commercial paper and short-term borrowings, (vii) distributions to discontinued operations, and (viii) excess tax benefits from share-based compensation.

Net cash used for financing activities from continuing operations was $3.3 billion in 2007, compared to $3.2 billion of cash used in 2006 and $907 million of cash used in 2005. Cash used for financing activities from continuing operations in 2007 was primarily: (i) $3.0 billion of cash used to purchase 171.2 million shares of the Company’s common stock under the share repurchase program, (ii) $1.4 billion of cash used for the repayment of maturing debt, (iii) $468 million of cash used to pay dividends, (iv) $242 million of net cash used for the repayment of commercial paper and short-term borrowings, and (v) $75 million in distributions to discontinued operations, partially offset by proceeds of: (i) $1.4 billion received from the issuance of long-term debt, (ii) $440 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, and (iii) $50 million in excess tax benefits from share-based compensation.

Cash used for financing activities from continuing operations in 2006 was primarily: (i) $3.8 billion of cash used to purchase 171.7 million shares of the Company’s common stock under the share repurchase program, (ii) $443 million of cash used to pay dividends, (iii) $23 million in distributions to discontinued operations, and (iv) $18 million of cash used for the repayment of debt, partially offset by proceeds of: (i) $918 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, (ii) $165 million in excess tax benefits from share-based compensation, and (iii) $66 million in net proceeds from commercial paper and short-term borrowings.

Commercial Paper and Other Short-Term Debt:  At December 31, 2007, the Company’s outstanding notes payable and current portion of long-term debt was $332 million, compared to $1.7 billion at December 31, 2006. In January 2007, the Company repaid, at maturity, the entire $118 million aggregate principal amount outstanding of its 7.6% Notes due January 1, 2007. In November 2007, the Company repaid, at maturity, the entire $1.2 billion aggregate principal amount outstanding of its 4.608% Senior Notes due November 16, 2007. During 2007, $114 million of 6.50% Senior Notes due March 1, 2008 and $84 million of 5.80% Senior Notes due October 15, 2008 were reclassified to current portion of long-term debt.

Net cash used for the repayment of commercial paper and short-term borrowings was $242 million in 2007, compared to $66 million of net cash proceeds from the sale of commercial paper and short-term borrowings in 2006. The Company had no commercial paper outstanding on December 31, 2007, compared to $300 million of outstanding commercial paper on December 31, 2006. The Company continues to have access to the commercial paper markets. For the past four years, the Company has generally maintained commercial paper balances between $300 million and $400 million. However, as a result of conditions in the credit markets, the interest rates the Company would have to pay to issue commercial paper increased during the third and fourth quarters of 2007. Accordingly, the Company elected to eliminate its commercial paper outstanding until pricing becomes more favorable. The Company will issue commercial paper when it believes it is prudent to do so in light of prevailing market conditions and other factors.

Long-term Debt:  At December 31, 2007, the Company had outstanding long-term debt of $4.0 billion, compared to $2.7 billion at December 31, 2006. The Company continues to have access to the long-term debt markets.

In November 2007, the Company issued an aggregate face principal amount of: (i) $400 million of 5.375% Senior Notes due November 15, 2012, (ii) $400 million of 6.00% Senior Notes due November 15, 2017, and (iii) $600 million of 6.625% Senior Notes due November 15, 2037.

The Company may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Share Repurchase Program:  During 2007, the Company repurchased 171.2 million of its common shares at an aggregate cost of $3.0 billion, or an average cost of $17.74 per share. In 2006, the Company repurchased a

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

total of 171.7 million of its common shares at an aggregate cost of $3.8 billion, or an average cost of $22.29 per share. In 2005, the Company repurchased a total of 41.7 million shares at an aggregate cost of $874 million, or an average cost of $20.96 per share. Since the inception of its first-ever share repurchase program in May 2005, the Company has repurchased a total of 384.6 million of its common shares for an aggregate cost of $7.7 billion. All repurchased shares have been retired.

Through actions taken in July 2006 and March 2007, the Board of Directors authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”). As of December 31, 2007, the Company remained authorized to purchase an aggregate amount of up to $3.8 billion of additional shares under the 2006 Stock Repurchase Program.

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

Name of
Rating	Long-Term Debt	Commercial Paper
Agency	Rating	Rating	Date and Last Actions Taken

Fitch	BBB	F-2	February 1, 2008 (placed all debt on rating watch negative) January 24, 2008 (downgraded long-term debt to BBB (negative outlook) from BBB+ (negative outlook))

Moody’s	Baa1	P-2	January 24, 2008 (placed long-term debt on review for possible downgrade)

S&P	BBB	A-2	January 25, 2008 (downgraded long-term debt to BBB (credit watch negative) from A- (negative outlook); placed A-2 commercial paper on credit watch negative)

The Company’s debt ratings are considered “investment grade.” If the Company’s senior long-term debt were rated lower than “BBB-” by S&P or Fitch or “Baa3” by Moody’s (which would be a decline of two levels from current Fitch and S&P ratings), the Company’s long-term debt would no longer be considered “investment grade.” If this were to occur, the terms on which the Company could borrow money would become more onerous. The Company would also have to pay higher fees related to its domestic revolving credit facility. The Company has never borrowed under its domestic revolving credit facilities.

As further described under “Customer Financing Arrangements” below, for many years the Company has utilized a number of receivables programs to sell a broadly-diversified group of short-term receivables to third parties. Certain of the short-term receivables are sold to a multi-seller commercial paper conduit. This program provides for up to $400 million of short-term receivables to be outstanding with the conduit at any time. The obligations of the conduit to continue to purchase receivables under this short-term receivables program could be terminated if the Company’s long-term debt was rated lower than “BB+” by S&P or “Ba1” by Moody’s (which would be a decline of three levels from the current S&P rating). If this short-term receivables program were terminated, the Company would no longer be able to sell its short-term receivables to the conduit in this manner, but it would not have to repurchase previously-sold receivables.

Credit Facilities

At December 31, 2007, the Company’s total domestic and non-U.S. credit facilities totaled $4.3 billion, of which $314 million was considered utilized. These facilities are principally comprised of: (i) a $2.0 billion five-year revolving domestic credit facility maturing in December 2011 (the “5-Year Credit Facility”) which is not utilized, and (ii) $2.3 billion of uncommitted non-U.S. credit facilities (of which $314 million was considered utilized at December 31, 2007). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Fund balances and other sources of liquidity, are generally available to support outstanding commercial paper, of which none was outstanding at December 31, 2007.

In order to borrow funds under the 5-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. The Company was in compliance with the terms of the 5-Year Credit Facility at December 31, 2007. The Company has never borrowed under its domestic

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.

Contractual Obligations and Other Purchase Commitments

Summarized in the table below are the Company’s obligations and commitments to make future payments under debt obligations (assuming earliest possible exercise of put rights by holders), purchase obligations, lease payment obligations, and tax obligations as of December 31, 2007.

	Payments Due by Period(1)
							Uncertain
(in millions)	Total	2008	2009	2010	2011	2012	Timeframe	Thereafter

Long-Term Debt Obligations	$4,221	$198	$4	$534	$607	$409	$—	$2,469
Purchase Obligations	2,153	1,160	418	30	18	4	—	523
Lease Obligations	1,419	355	268	253	169	162	—	212
Tax Obligations	1,400	40	—	—	—	—	1,360	—

Total Contractual Obligations	$9,193	$1,753	$690	$817	$794	$575	$1,360	$3,204

(1)	Amounts included represent firm, non-cancelable commitments.

Debt Obligations:  At December 31, 2007, the Company’s long-term debt obligations, including current maturities and unamortized discount and issue costs, totaled $4.2 billion, as compared to $4.1 billion at December 31, 2006. A table of all outstanding long-term debt securities can be found in Note 4, “Debt and Credit Facilities,” to the Company’s consolidated financial statements.

Purchase Obligations:  The Company has entered into agreements for the purchase of inventory, license of software, promotional activities, and research and development, which are firm commitments and are not cancelable. The longest of these agreements extends through 2015. Total payments expected to be made under these agreements total $2.2 billion.

The Company enters into a number of arrangements for the sourcing of supplies and materials with take-or-pay obligations. The Company’s obligations with these suppliers run through 2011 and total a minimum purchase obligation of $1.2 billion during that period. The $1.2 billion reflects an amended agreement that was completed subsequent to December 31, 2007 with one supplier that reduced the Company’s minimum purchase obligation by approximately $200 million. Subsequent to the end of 2007, the Company entered into new take-or-pay arrangements with suppliers that extend through 2009 with minimum purchase obligations of $63 million. The Company does not anticipate the cancellation of any of these agreements in the future and estimates that purchases from these suppliers will exceed the minimum obligations during the agreement periods.

Lease Obligations:  The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. At December 31, 2007, future minimum lease obligations, net of minimum sublease rentals, totaled $1.4 billion. Rental expense, net of sublease income, was $231 million in 2007, $241 million in 2006 and $250 million in 2005.

Tax Obligations:  The Company has approximately $1.4 billion of unrecognized income tax benefits relating to multiple tax jurisdictions and tax years. A significant portion of the unrecognized tax benefits, if settled, would not result in current or future payments as tax carry forwards are available for utilization. The Company anticipates that it is reasonably possible that $40 million of unrecognized tax benefits could be settled in 2008. However, it is not possible to estimate the timing of any other potential settlements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company outsources certain corporate functions, such as benefit administration and information technology-related services. These contracts are expected to expire in 2013. The total remaining payments under these contracts are approximately $1.1 billion over the remaining 6 years; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.

As is customary in bidding for and completing network infrastructure projects and pursuant to a practice the Company has followed for many years, the Company has a number of performance/bid bonds and standby letters of credit outstanding, primarily relating to projects of the Enterprise Mobility Solutions and Home and Networks Mobility segments. These instruments normally have maturities of up to three years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy performance requirements under a contract. A customer can draw on the instrument only if the Company does not fulfill all terms of a project contract. If such an occasion occurred, the Company would be obligated to reimburse the financial institution that issued the bond or letter of credit for the amounts paid. The Company is not generally required to post any cash in connection with the issuance of these bonds or letters of credit. In its long history, it has been extraordinarily uncommon for the Company to have a performance/bid bond or standby letter of credit drawn upon. At December 31, 2007, outstanding performance/bid bonds and standby letters of credit totaled approximately $1.7 billion, compared to $1.5 billion at the end of 2006.

Off-Balance Sheet Arrangements:  Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, the Company does not have any off-balance sheet arrangements.

Customer Financing Commitments and Guarantees

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend long-term credit to third parties totaling $610 million at December 31, 2007, compared to $398 million at December 31, 2006. Of these amounts, $454 million was supported by letters of credit or by bank commitments to purchase receivables at December 31, 2007, compared to $262 million at December 31, 2006.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $42 million and $122 million at December 31, 2007 and December 31, 2006, respectively (including $23 million and $19 million at December 31, 2007 and 2006, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million and $47 million at December 31, 2007 and 2006, respectively (including $0 million and $2 million at December 31, 2007 and 2006, respectively, relating to the sale of short-term receivables).

Customer Financing Arrangements

Outstanding Finance Receivables:  The Company had net finance receivables of $118 million at December 31, 2007, compared to $269 million at December 31, 2006 (net of allowances for losses of $5 million at December 31, 2007 and $10 million at December 31, 2006). These finance receivables are generally interest bearing, with rates ranging from 3% to 14%. Interest income recognized on finance receivables for the years ended December 31, 2007, 2006 and 2005 was $7 million, $9 million and $7 million, respectively.

Sales of Receivables and Loans:  From time to time, the Company sells short-term receivables, long-term loans and lease receivables under sales-type leases (collectively, “finance receivables”) to third parties in transactions that qualify as “true-sales.” Certain of these finance receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed on an annual basis. Certain sales

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

may be made through separate legal entities that are also consolidated by the Company. The Company may or may not retain the obligation to service the sold finance receivables.

In the aggregate, at December 31, 2007, these committed facilities provided for up to $1.4 billion to be outstanding with the third parties at any time, as compared to up to $1.3 billion provided at December 31, 2006 and up to $1.1 billion provided at December 31, 2005. As of December 31, 2007, $497 million of these committed facilities were utilized, compared to $817 million utilized at December 31, 2006 and $585 million utilized at December 31, 2005. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables sold by the Company were $4.9 billion in 2007 (including $4.7 billion of short-term receivables), compared to $6.4 billion sold in 2006 (including $6.2 billion of short-term receivables) and $4.5 billion sold in 2005 (including $4.2 billion of short-term receivables). As of December 31, 2007, there were $978 million of receivables outstanding under these programs for which the Company retained servicing obligations (including $587 million of short-term receivables), compared to $1.1 billion outstanding at December 31, 2006 (including $789 million of short-term receivables) and $1.0 billion outstanding at December 31, 2005 (including $838 million of short-term receivables).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $23 million at December 31, 2007, as compared to $19 million at December 31, 2006. Reserves of $1 million and $4 million were recorded for potential losses on sold receivables at December 31, 2007 and December 31, 2006, respectively.

Adequate Internal and External Funding Resources

The Company believes that it has adequate internal and external resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash, cash equivalents, short-term investments and Sigma Fund balances in the U.S., the ability to repatriate cash, cash equivalents, short-term investments and Sigma Fund balances from foreign jurisdictions, the ability to borrow under the committed credit facility or future credit facilities, the ability to issue commercial paper, and access to the short-term and long-term debt markets.

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

Indemnification Provisions:  In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In all indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

Legal Matters:  The Company has several lawsuits filed against it relating to the Iridium program, as further described under Part I, Item 3: Legal Proceedings of this document. The Company has not reserved for any potential liability that may arise as a result of U.S. litigation related to the Iridium program. While the still pending

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cases are in various stages and the outcomes are not predictable, an unfavorable outcome in one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

The Company is a defendant in various other lawsuits, claims and actions which arise in the normal course of business. These include actions relating to products, contracts and securities, as well as matters initiated by third parties or Motorola relating to infringements of patents, violations of licensing arrangements and other intellectual property-related matters. In the opinion of management, and other than discussed above with respect to the still pending Iridium cases, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment as detailed in Note 11, “Information by Segment and Geographic Region,” to the Company’s consolidated financial statements. Net sales and operating results for the Company’s three operating segments for 2007, 2006 and 2005 are presented below.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In 2007, the segment’s net sales represented 52% of the Company’s consolidated net sales, compared to 66% in 2006 and 61% in 2005.

	Years Ended December 31			Percent Change
(Dollars in millions)	2007	2006	2005	2007—2006	2006—2005

Segment net sales	$18,988	$28,383	$21,459	(33)%	32%
Operating earnings (loss)	(1,201)	2,690	2,192	***	23%

***	Percentage change is not meaningful.

Segment Results—2007 Compared to 2006

In 2007, the segment’s net sales were $19.0 billion, a decrease of 33% compared to net sales of $28.4 billion in 2006. The 33% decrease in net sales was primarily driven by: (i) a 27% decrease in unit shipments, (ii) a 9% decrease in average selling price (“ASP”), and (iii) decreased revenue from intellectual property and technology licensing. The segment’s product sales were negatively impacted by gaps in the segment’s product portfolio, including limited offerings of 3G products and products for the Multimedia and Mass Market product segments, as well as an aging product portfolio. On a product technology basis, net sales of products for: (i) GSM technology decreased substantially, (ii) iDEN and CDMA technologies decreased, and (iii) 3G technologies increased slightly. On a geographic basis, net sales decreased in all regions, and decreased substantially in the Asia and Europe, Middle East and Africa (“EMEA”) regions. The substantial decrease in Asia, particularly in China, as well as in other emerging markets, was due to lower demand for our products as a result of an aging product portfolio and increased industry-wide competition. The substantial decrease in EMEA was due to gaps in our product portfolio, particularly 3G products.

The segment incurred an operating loss of $1.2 billion in 2007, compared to operating earnings of $2.7 billion in 2006. The operating loss was primarily due to a decrease in gross margin, driven by: (i) a 9% decrease in ASP, (ii) decreased income from intellectual property and technology licensing, (iii) a 27% decrease in unit shipments, and (iv) a $277 million charge for a legal settlement with Freescale Semiconductor, partially offset by savings from supply chain cost-reduction initiatives.

Research and development (“R&D”) expenditures increased, driven by increased expenditures on developmental engineering for new products and software, as well as ongoing investment in next-generation technologies, partially offset by savings from cost-reduction initiatives. The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth. Reorganization of business charges increased due to employee severance costs and expenses related to the exit of a

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

facility. Selling, general and administrative (“SG&A”) expenses decreased primarily due to lower marketing expenses and savings from cost-reduction initiatives, partially offset by increased expenditures on information technology upgrades. As a percentage of net sales in 2007 as compared to 2006, gross margin and operating margin decreased, and SG&A expenses and R&D expenditures increased.

The segment’s backlog was $647 million at December 31, 2007, compared to $1.4 billion at December 31, 2006. This decrease in backlog is primarily due to a decline in customer demand driven by the gaps in the segment’s product portfolio.

The segment shipped 159.1 million units in 2007, a 27% decrease compared to shipments of 217.4 million units in 2006. The overall decrease reflects decreased unit shipments of products for all technologies. For the full year 2007, unit shipments: (i) decreased substantially in Asia and EMEA, (ii) decreased in North America, and (iii) increased in Latin America. Although unit shipments by the segment decreased in 2007, total unit shipments in the worldwide handset market increased by 16%. The segment estimates its worldwide market share to be approximately 14% for the full year 2007, a decrease of approximately 8 percentage points versus full year 2006.

In 2007, ASP decreased approximately 9% compared to 2006. The overall decrease in ASP was driven primarily by changes in the product-tier and geographic mix of sales. By comparison, ASP decreased approximately 11% in 2006 and 10% in 2005. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

The largest of the segment’s end customers (including sales through distributors) are Sprint Nextel, AT&T, Verizon, China Mobile, and America Movil. In 2007, aggregate net sales to these five customers accounted for approximately 42% of the segment’s net sales in 2007. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which account for approximately 33% of the segment’s net sales. The largest of these distributors is Brightstar Corporation. The loss of any of the segment’s key customers could have a significant impact on the segment’s business.

Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and more than 54% of our segment’s 2007 net sales, were outside the U.S. The largest of these international markets are Brazil, China and Mexico.

In January 2008, the Company announced that it is evaluating alternatives for the structural and strategic realignment of the Mobile Devices business to better equip it to recapture global market leadership and enhance shareholder value. This may include the separation of the Mobile Devices business from Motorola’s other businesses to permit each to grow and better serve their customers.

Segment Results—2006 Compared to 2005

In 2006, the segment’s net sales increased 32% to $28.4 billion, compared to $21.5 billion in 2005. The increase in net sales was driven by a 49% increase in unit shipments, primarily driven by strong demand for GSM and CDMA handsets, partially offset by an 11% decrease in average selling price (“ASP”). On a product technology basis, net sales of products for GSM and CDMA technologies increased and net sales of products for iDEN and 3G technologies decreased. On a geographic basis, net sales increased in all regions.

The segment’s operating earnings increased to $2.7 billion in 2006, compared to operating earnings of $2.2 billion in 2005. The 23% increase in operating earnings was primarily due to an increase in gross margin, driven primarily by: (i) the 49% increase in unit shipments, (ii) savings from supply chain cost-reduction initiatives, and (iii) increased income from intellectual property and technology licensing, partially offset by the 11% decline in ASP. The increase in gross margin was partially offset by: (i) an increase in SG&A expenses, primarily driven by an increase in marketing expenses to support higher net sales and promote brand awareness, and (ii) an increase in R&D expenditures, as a result of an increase in developmental engineering for new product development and software, as well as ongoing investment in next-generation technologies. As a percentage of net sales in 2006 as compared to 2005, gross margin, R&D expenditures and operating margin decreased and SG&A expenses increased.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unit shipments increased 49% to 217.4 million units in 2006, compared to 146.0 million units in 2005. The overall increase was driven by increased unit shipments of products for GSM, CDMA and 3G technologies, partially offset by decreased unit shipments of products for iDEN technology. For the full year 2006, unit shipments by the segment increased in all regions. Due to the segment’s increase in unit shipments outpacing overall growth in the worldwide handset market, which grew approximately 20% in 2006, the segment believes that it expanded its global handset market share to an estimated 22% for the full year 2006.

In 2006, ASP decreased approximately 11% compared to 2005. The overall decrease in ASP was driven primarily by changes in the geographic and product-tier mix of sales. By comparison, ASP decreased approximately 10% in 2005 and increased approximately 15% in 2004. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

In 2006, the largest of the segment’s end customers (including sales through distributors) were China Mobile, Verizon, Sprint Nextel, Cingular, and T-Mobile. These five largest customers accounted for approximately 39% of the segment’s net sales in 2006. Besides selling directly to carriers and operators, the segment also sold products through a variety of third-party distributors and retailers, which accounted for approximately 38% of the segment’s net sales. The largest of these distributors was Brightstar Corporation.

Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and more than 65% of the segment’s 2006 net sales, were outside the U.S. The largest of these international markets were China, Brazil, the United Kingdom and Mexico.

Home and Networks Mobility Segment

The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol (“IP”) video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery solutions, broadband access infrastructure systems, and associated data and voice customer premise equipment (“broadband gateways”) to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems (“wireless networks”), including cellular infrastructure systems and wireless broadband systems, to wireless service providers. In 2007, the segment’s net sales represented 27% of the Company’s consolidated net sales, compared to 21% in 2006 and 26% in 2005.

	Years Ended December 31			Percent Change
(Dollars in millions)	2007	2006	2005	2007—2006	2006—2005

Segment net sales	$10,014	$9,164	$9,037	9%	1%
Operating earnings	709	787	1,232	(10)%	(36)%

Segment Results—2007 Compared to 2006

In 2007, the segment’s net sales increased 9% to $10.0 billion, compared to $9.2 billion in 2006. The 9% increase in net sales reflects a 27% increase in net sales in the home business, partially offset by a 1% decrease in net sales of wireless networks. Net sales of digital entertainment devices increased approximately 43%, reflecting increased demand for digital set-tops, including HD/DVR set-tops and IP set-tops, partially offset by a decline in ASP due to a product mix shift towards all-digital set-tops. Unit shipments of digital entertainment devices increased 51% to 15.2 million units. Net sales of broadband gateways increased approximately 6%, primarily due to higher net sales of data modems, driven by net sales from the Netopia business acquired in February 2007. Net sales of wireless networks decreased 1%, primarily driven by lower net sales of iDEN and CDMA infrastructure equipment, partially offset by higher net sales of GSM infrastructure equipment, despite competitive pricing pressure.

On a geographic basis, the 9% increase in net sales reflects higher net sales in all geographic regions. The increase in net sales in North America was driven primarily by higher sales of digital entertainment devices, partially offset by lower net sales of iDEN and CDMA infrastructure equipment. The increase in net sales in Asia was primarily due to higher net sales of GSM infrastructure equipment, partially offset by lower net sales of CDMA infrastructure equipment. The increase in net sales in EMEA was, primarily due to higher net sales of GSM infrastructure equipment, partially offset by lower demand for iDEN and CDMA infrastructure equipment. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 52% of the segment’s total net sales in 2007, compared to 56% of the segment’s total net sales in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The segment reported operating earnings of $709 million in 2007, compared to operating earnings of $787 million in 2006. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by: (i) lower net sales of iDEN infrastructure equipment, and (ii) continued competitive pricing pressure in the market for GSM infrastructure equipment, partially offset by: (i) increased net sales of digital entertainment devices, and (ii) the reversal of reorganization of business accruals recorded in 2006 relating to employee severance which are no longer needed. SG&A expenses increased primarily due to the expenses from recently acquired businesses, partially offset by savings from cost-reduction initiatives. R&D expenditures decreased primarily due to savings from cost-reduction initiatives, partially offset by expenditures by recently acquired businesses and continued investment in digital entertainment devices and WiMAX. As a percentage of net sales in 2007 as compared to 2006, gross margin, SG&A expenses, R&D expenditures and operating margin all decreased. The segment’s gross margin percentages differ among its services, software and equipment products. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period.

Due to the nature of the segment’s business, many of the agreements we enter into are long-term contracts that require sizeable investments by our customers. The segment is dependent upon a small number of customers for a significant portion of its sales. A small number of large cable television multiple system operators (“MSOs”) own a large portion of the cable systems and account for a significant portion of the total capital spending in the cable industry. In 2007, sales to our top five customers (Comcast; Verizon; KDDI, a service provider in Japan; China Mobile; and Sprint Nextel) represented approximately 43% of the segments net sales. The loss of one of these major customers could have a significant impact on the segment’s business and, because many of these contracts are long-term in nature, could impact revenue and earnings over several quarters. The segment’s backlog was $2.6 billion at December 31, 2007, compared to $3.2 billion at December 31, 2006.

In the home business, demand for the segment’s products depends primarily on the level of capital spending by broadband operators for constructing, rebuilding or upgrading their communications systems, and for offering advanced services. During the second quarter of 2007, the segment began shipping digital set-tops that support the Federal Communications Commission (“FCC”)—mandated separable security requirement. FCC regulations mandating the separation of security functionality from set-tops went into effect on July 1, 2007. As a result of these regulations, many cable service providers accelerated their purchases of set-tops in the first half of 2007. Additionally, in 2007, our digital video customers significantly increased their purchases of the segment’s products and services, primarily due to increased demand for digital video set-tops, particularly HD/DVR set-tops.

In the wireless networks business, the segment has been a long-standing proponent of WiMAX and is now participating in over 40 WiMAX trials globally and several commercial contracts globally. The segment also maintained momentum in infrastructure development and services in 2007 by continuing to deliver outstanding technologies and services for wireless and wireline carriers.

During 2007, the segment completed the acquisitions of: (i) Netopia, Inc., a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, (ii) Tut Systems, Inc., a leading developer of edge routing and video encoders, (iii) Modulus Video, Inc., a provider of MPEG-4 Advanced Coding compression systems designed for delivery of high-value video content in IP set-top devices for the digital video, broadcast and satellite marketplaces, (iv) Terayon Communication Systems, Inc., a provider of real-time digital video networking applications to cable, satellite and telecommunication service providers worldwide, and (v) Leapstone Systems, Inc., a provider of intelligent multimedia service delivery and content management solutions to networks operators. These acquisitions enhance our ability to provide a complete end-to-end solution for the delivery of advanced video, voice and data services. In December 2007, Motorola completed the sale of its embedded communication computing business to Emerson for $346 million in cash.

Segment Results—2006 Compared to 2005

In 2006, the segment’s net sales increased 1% to $9.2 billion, compared to $9.0 billion in 2005. The 1% increase in net sales reflected a 16% increase in net sales in the home business, partially offset by a 5% decrease in net sales of wireless networks. Net sales of digital entertainment devices increased approximately 24%, reflecting increased demand for HD/DVR set-tops, partially offset by a decline in ASP due to a product mix shift. Unit shipments of digital entertainment devices increased 57% to 10.1 million units. Net sales of broadband gateways increased approximately 18%, primarily due to: (i) increased unit shipments of cable modems, and (ii) increased ASPs for cable modems, reflecting increased demand for advanced voice-enabled modems. Net sales of wireless networks decreased 5%, primarily driven by lower demand for GSM, iDEN and CDMA infrastructure equipment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On a geographic basis, the 1% increase in net sales reflects higher net sales in North America and EMEA, partially offset by lower net sales in Asia. The increase in net sales in North America was driven primarily by higher sales of digital entertainment devices, partially offset by lower demand for iDEN infrastructure equipment driven by customer expenditures returning to historic trends compared to an exceptionally strong 2005. The increase in net sales in EMEA was driven primarily by higher sales of digital entertainment devices. The decrease in net sales in Asia was due, in part, to delays in the granting of 3G licenses in China that led service providers to slow their near-term capital investment, as well as competitive pricing pressure. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 56% of the segment’s total net sales in 2006, compared to approximately 55% of the segment’s total net sales in 2005.

The segment reported operating earnings of $787 million in 2006, compared to operating earnings of $1.2 billion in 2005. The 36% decrease in operating earnings was primarily due to: (i) a decrease in gross margin, due to an unfavorable product/regional mix and competitive pricing in the wireless networks market, and (ii) an increase in Other charges (income) from an increase in reorganization of business charges, primarily related to employee severance, and from a legal reserve. As a percentage of net sales in 2006 as compared to 2005, gross margin, SG&A expenses, R&D expenditures and operating margin all decreased.

In 2006, net sales to the segment’s top five customers, which included Sprint Nextel, Comcast Corporation, Verizon, KDDI and China Mobile, represented 45% of the segment’s total net sales. The segment’s backlog was $3.2 billion at December 31, 2006, compared to $2.4 billion at December 31, 2005. The increase in backlog is primarily due to strong orders for our digital and HD/DVR set-tops.

In the market for digital entertainment devices, demand for the segment’s products depends primarily on the level of capital spending by broadband operators for constructing, rebuilding or upgrading their communications systems, and for offering advanced services. In 2006, our digital video customers significantly increased their purchases of the segment’s products and services, primarily due to increased demand for digital video set-tops, particularly HD/DVR set-tops.

During 2006, the segment completed a number of significant acquisitions, including: (i) Kreatel Communications AB, a leading developer of innovative IP-based digital set-tops and software, (ii) NextNet Wireless, Inc., a former Clearwire Corporation subsidiary and a leading provider of OFDM-based non-line-of-sight (“NLOS”) wireless broadband infrastructure equipment, (iii) Broadbus Technologies, Inc., a provider of technology solutions for television on demand, and (iv) Vertasent LLC, a software developer for managing technology elements for switched digital video networks. These acquisitions did not have a material impact on the segment results in 2006.

Enterprise Mobility Solutions Segment

The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communications products, are referred to as the “government and public safety market”), as well as retail, utility, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In 2007, the segment’s net sales represented 21% of the Company’s consolidated net sales, compared to 13% in 2006 and 14% in 2005.

	Years Ended December 31			Percent Change
(Dollars in millions)	2007	2006	2005	2007—2006	2006—2005

Segment net sales	$7,729	$5,400	$5,038	43%	7%
Operating earnings	1,213	958	860	27%	11%

Segment Results—2007 Compared to 2006

In 2007, the segment’s net sales increased 43% to $7.7 billion, compared to $5.4 billion in 2006. The 43% increase in net sales was primarily due to increased net sales in the commercial enterprise market, driven by the net sales from the Symbol business acquired in January 2007. Net sales in the government and public safety market increased 6%, primarily due to strong demand in North America. On a geographic basis, net sales increased in all regions.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The segment reported operating earnings of $1.2 billion in 2007, compared to operating earnings of $958 million in 2006. The increase in operating earnings was primarily due to an increase in gross margin in both: (i) the commercial enterprise market, driven by net sales from the Symbol business acquired in January 2007, and (ii) the government and public safety market, driven by strong net sales in North America. This improvement in gross margin was partially offset by: (i) an inventory-related charge in connection with the acquisition of Symbol, and (ii) an increase in SG&A and R&D expenses, primarily due to expenses from recently acquired businesses, partially offset by savings from cost-reduction initiatives. As a percentage of net sales in 2007 as compared 2006, gross margin, R&D expenditures and operating margin decreased, and SG&A expenses increased.

Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for approximately 62% of the segment’s net sales in 2007, compared to approximately 63% in 2006. Our products and services are sold worldwide to a diverse set of customers, including customers involved in: government and public safety (police, fire, emergency management services), military, utilities, retail, transportation and logistics, manufacturing, wholesale and distribution, and healthcare. The segment’s backlog was $2.3 billion at December 31, 2007, compared to $2.0 billion at December 31, 2006.

In the government and public safety market, natural disasters and terrorist-related worldwide events continued to place an emphasis on mission-critical communications systems. Spending by the segment’s government and public safety market customers is affected by government budgets at the national, state and local levels. The scope and size of systems requested by some of the segment’s customers continue to increase, including requests for country-wide and statewide systems. These larger systems are more complex and include a wide range of capabilities. Large-system projects impact how contracts are bid, which companies compete for bids, and how companies partner on projects.

During 2007, the Company completed the acquisition of: (i) Symbol Technologies, Inc., a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions, and (ii) Good Technology, Inc., a provider of enterprise mobile computing software and services. In January 2008, the segment acquired a controlling interest in Vertex Standard Co., Ltd., a global provider of two-way radio communication solutions.

Segment Results—2006 Compared to 2005

In 2006, the segment’s net sales increased 7% to $5.4 billion, compared to $5.0 billion in 2005. The 7% increase in net sales was primarily due to increased net sales in the government and public safety market, driven by increased demand for enhanced mission-critical communications systems. The net sales in the commercial enterprise market increased 14%, primarily due to increased demand for business-critical communications. On a geographic basis, net sales increased in all regions.

The segment reported operating earnings of $958 million in 2006, compared to operating earnings of $860 million in 2005. The increase in operating earnings was primarily due to the increase in gross margin, driven by the 7% increase in net sales from the government and public safety market. This improvement in gross margin was partially offset by: (i) an increase in reorganization of business charges, primarily related to employee severance, and (ii) an increase in R&D expenses, driven by increased investment in next-generation technologies across the segment. As a percentage of net sales in 2007 as compared 2006, gross margin, R&D expenditures and operating margin increased, and SG&A expenses decreased.

Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 63% of the segment’s total net sales in 2006, compared to approximately 66% in 2005. The segment’s backlog was $2.0 billion at December 31, 2006, compared to $2.1 billion at December 31, 2005.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

— Revenue recognition

— Inventory valuation reserves

— Taxes on income

— Valuation of Sigma Fund, investments and long-lived assets

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

Product and equipment sales may contain discounts, price protection, return provisions and other customer incentives. The Company’s recorded revenues are reduced by allowances for these items at the time the sales are recorded. The allowances are based on management’s best estimate of the amount of allowances that the customer will ultimately earn and is based on historical experience taking into account the type of products sold, the type of customer and the type of transaction specific to each arrangement. Where customer incentives cannot be reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

The Company’s long-term contracts may involve the design, engineering, manufacturing and installation of wireless and wireline networks and two-way radio voice and data systems. These systems are designed to meet specific customer requirements and specifications and generally require extended periods to complete. If the Company can reliably estimate revenues and contract costs and the technology is considered proven, revenue is recognized under the percentage of completion method as work progresses towards completion; otherwise, the revenue is recognized under the completed contract method. Estimates of contract revenues, contract costs and progress towards completion are based on estimates that consider historical experience and other factors believed to be relevant under the circumstances. Management regularly reviews these estimates and considers the impact of recurring business risks and uncertainties inherent in the contracts, such as system performance and implementation delays due to factors within or outside the control of management.

Generally, multiple element arrangements are separated into specific accounting units when: (i) delivered elements have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially within the control of the Company. Total arrangement consideration is allocated to the separate accounting units based on their relative fair values (if the fair value of each accounting unit is known) or using the residual method (if the fair value of the undelivered element(s) is known). Revenue is recognized for a separate accounting unit when the revenue recognition criteria are met for that unit. In certain situations, judgment is required in determining both the number of accounting units and fair value of the elements, although generally the fair value of an element can be objectively determined if the Company sells the element on a stand-alone basis. Multiple element arrangements that include software are separated into more than one unit of accounting when the following criteria are met: (i)  the functionality of the delivered element(s) is not dependent on the undelivered element(s), (ii) there is vendor-specific objective evidence of the fair value of the undelivered element(s), and (iii) general revenue recognition criteria related to the delivered element(s) have been met.

Changes in cost estimates and the fair values of certain deliverables could negatively impact the Company’s operating results. In addition, unforeseen conditions could arise over the contract term that may have a significant impact on operating results.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inventory Valuation Reserves

The Company records valuation reserves on its inventory for estimated obsolescence or non-marketability. The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. On a quarterly basis, management in each segment performs an analysis of the underlying inventory to identify reserves needed for excess and obsolescence and, for the remaining inventory, assesses the net realizable value. Management uses its best judgment to estimate appropriate reserves based on this analysis.

Inventories consisted of the following:

December 31	2007	2006

Finished goods	$1,737	$1,796
Work-in-process and production materials	1,470	1,782

	3,207	3,578
Less inventory reserves	(371)	(416)

	$2,836	$3,162

The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As reflected above, the Company’s inventory reserves represented 12% of the gross inventory balance at both December 31, 2007 and 2006. The Company has inventory reserves for pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required. Likewise, as with other reserves based on management’s judgment, if the reserve is no longer needed, amounts are reversed into income. There were no significant reversals into income of this type in the periods presented.

Taxes on Income

The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which the Company operates. An estimated effective tax rate for a year is applied to the Company’s quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. The Company considers the resolution of prior-year tax matters to be such items. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes reserves when it is more likely than not that the Company will not realize the full tax benefit of the position. The Company adjusts these reserves in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the consolidated financial statements. The Company establishes valuation allowances for its deferred tax assets when it is more likely than not that the amount of expected future taxable income will not support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on an income tax return, but has not yet recognized as expense in the consolidated financial statements.

Valuation of Sigma Fund, Investments and Long-Lived Assets

The Company assesses the impairment of its Sigma Fund and investment portfolios and long-lived assets, including identifiable property, plant and equipment and intangible assets, whenever events or changes in

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

circumstances indicate that the carrying value may not be recoverable. The Company performs a goodwill impairment test at the reporting unit level at least annually on October 1, or more often should triggering events occur. Factors considered important that could trigger an impairment review include: (i) underperformance relative to expected historical or projected future operating results, (ii) changes in the manner of use of the assets or the strategy for our overall business, (iii) negative industry or economic trends, (iv) declines in price of an investment for a sustained period, and (v) our market capitalization relative to net book value.

If it becomes probable that the Company will not collect all amounts in accordance with the contractual terms of a debt security within the Sigma Fund, the Company considers the decline other-than-temporary and an investment impairment is recorded.

When the Company determines that the carrying value of intangible assets and long-lived assets may not be recoverable, an impairment charge is recorded. Impairment is generally measured based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

When performing a goodwill impairment test, the fair value of the reporting unit is determined using a combination of present value techniques and quoted market prices of comparable businesses.

At December 31, 2007 and 2006, the net book values of these assets were as follows (in millions):

December 31	2007	2006

Sigma Fund	$5,242	$12,204
Investments	837	895
Property, plant and equipment	2,480	2,267
Intangible assets	1,260	354
Goodwill	4,499	1,706

	$14,318	$17,426

The Company recorded investment impairment charges of $62 million, $27 million and $25 million in 2007, 2006 and 2005, respectively, representing other-than-temporary declines in the value of the Company’s Sigma Fund and investment portfolios. Additionally, the available-for-sale securities portfolio reflected an unrealized loss position of $96 million and an unrealized gain position of $60 million at December 31, 2007 and 2006, respectively.

The Company recorded fixed asset impairment charges of $50 million in 2007, and $15 million in both 2006 and 2005. The Company recorded intangible asset impairment charges of $81 million in 2007, compared to no impairment charges in 2006 and 2005. No goodwill impairment charges were required in the periods presented.

The Company cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines or operations and the impact of the economic environment on our customer base.

Restructuring Activities

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Retirement-Related Benefits

The Company’s noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. The Company also provides defined benefit plans which cover non-U.S. employees in certain jurisdictions, principally the United Kingdom, Germany, Ireland, Japan and Korea (the “Non-U.S. Plans”). Any other pension plans are not material to the Company either individually or in the aggregate.

The Company also has a noncontributory supplemental retirement benefit plan (the “Officers’ Plan”) for its elected officers. The Officers’ Plan contains provisions for vesting and funding the participants’ expected retirement benefits when the participants meet the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers’ Plan as of December 31, 1999 had the option to remain in the Officers’ Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999, newly elected officers are not eligible to participate in the Officers’ Plan. Effective June 30, 2005, salaries were frozen for this plan.

The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits in excess of the limitations imposed by the Internal Revenue Code on the Regular Pension Plan. Elected officers covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP. Effective January 1, 2005, newly hired employees were not eligible to participate in the MSPP. Effective January 1, 2007, eligible compensation has been capped at the IRS limit plus $175,000 or, for those in excess of this cap at January 1, 2007, the eligible compensation used to compute the employee’s MSPP benefit is the greater of: (i) the employee’s frozen January 1, 2007 eligible compensation amount, or (ii) the earnings cap for the given year.

In February 2007, the Company amended the Regular Pension Plan and the MSPP, modifying the definition of average earnings. For years ended prior to December 31, 2007, benefits were calculated using the rolling average of the highest annual earnings in any five years within the previous ten calendar year period. Beginning in January 2008, the benefit calculation will be based on the set of the five highest years of earnings within the ten calendar years prior to December 31, 2007, averaged with earnings from each year after 2007. Also effective January 2008, the Company amended the Regular Pension Plan, modifying the vesting period from five years to three years.

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

The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The Company’s investment return assumption for the Regular Pension Plan and Postretirement Health Care Benefits Plan was 8.5% in 2007 and 2006. The investment return assumption for the Officers’ Plan was 6% in 2007 and 2006. At December 31, 2007, the Regular Pension Plan and the Postretirement Health Care Benefits Plan investment portfolio were predominantly equity investments and the Officers’ Plan investment portfolio was predominantly fixed-income securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company’s discount rates for measuring its U.S. pension obligations were 6.75% and 6% at December 2007 and 2006, respectively. The Company’s discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 6.5% and 5.75% at December 31, 2007 and 2006, respectively.

A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. In both 2007 and 2006, the Company’s rate for future compensation increase was 4% for the Regular Pension Plan. The Company’s 2007 and 2006 rate for future compensation increase for the Officers’ Plan was 0%, as the salaries to be utilized for calculation of benefits under this plan have been frozen. For Postretirement Health Care Benefits Plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. Based on this review, the health care cost trend rate used to determine the December 31, 2007 accumulated postretirement benefit obligation is 9% for 2008, with a declining trend rate of 1% each year until it reaches 5% by 2012, with a flat 5% rate for 2012 and beyond.

The 2007 and 2006 Regular Plan actual expenses were $174 million and $240 million, respectively. Cash contributions of $270 million were made to the Regular Pension Plan in 2007. The Company expects to make cash contributions of approximately $240 million to its U.S. pension plans and approximately $50 million to its non-U.S. pension plans during 2008.

The 2007 and 2006 Postretirement Health Care Benefits Plan actual expenses were $15 million and $22 million, respectively. Cash contributions of $15 million were made to this plan in 2007. The Company expects to make cash contributions of approximately $20 million to the Postretirement Health Care Benefits Plan in 2008.

The impact on the future financial results of the Company in relation to retirement-related benefits is dependent on economic conditions, employee demographics, interest rates and investment performance. The Company’s measurement date of its plan assets and obligations is December 31.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. Among other things FIN 48 prescribes a “more-likely-than-not” threshold to the recognition and de-recognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The adoption of FIN 48 resulted in a $120 million reduction of the Company’s unrecognized tax benefits and related interest accrual and has been reflected as an increase in the opening balance of Retained earnings of $27 million and Additional paid-in capital of $93 million as of January 1, 2007. Upon adoption of FIN 48, the Company also reclassified unrecognized tax benefits of $877 million from Deferred income taxes to Other liabilities in the Company’s consolidated balance sheets.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 has certain recognition and disclosure requirements which the Company adopted as of December 31, 2006. Additionally, SFAS 158 requires employers to measure defined benefit plan assets and obligations as of the date of the statement of financial position. The measurement date provision of SFAS 158 only affects the Company’s non-U.S. pension plans. The Company adopted the measurement date provisions for its Non-U.S. plans as of December 31, 2007. Upon adoption of the measurement provisions, the Company recorded $17 million, net of $2 million of taxes, as a decrease in the opening balance of Retained earnings at January 1, 2007 in the consolidated statements of stockholders’ equity.

In September 2006, the FASB issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967” (“the Statements”) based on the substance of the agreement with the employee. Under the provisions of these Statements, a liability should be accrued equal to the actuarial present value of the future death benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company will adopt EITF 06-4 as of January 1, 2008 and anticipates that the adoption of this pronouncement will result in an increase in Other liabilities of approximately $50 million with the offset reflected as a cumulative-effect adjustment to Retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

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

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Mobile Device Segment,” about industry growth, including in emerging markets and for replacement sales, the impact of the segment’s strategy, our exploration of structural and strategic realignment, the impact from the loss of key customers, the impact from the allocation and regulation of frequencies, the impact of regulatory matters, the availability of materials and components, energy supplies and labor, the seasonality of the business, the firmness of the segment’s backlog and the manufacturing location; (2) “Home and Networks Mobility Segment,” about the potential of the portfolio, including WiMAX, the impact of the separation of set-top security functionality, 3G licenses and market development, sales and utilization, industry growth, the impact of the segment’s strategy, the impact of acquisitions, the impact from the loss of key customers, competition from new and existing competitors, consolidation among providers, iDEN trends, the impact of regulatory matters, the impact from the allocation and regulation of frequencies, the availability of materials, energy supplies and labor,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the seasonality of the business, the firmness of the segment’s backlog and the competitiveness of the patent portfolio; (3) “Enterprise Mobility Solutions Segment,” about industry and demand growth, the impact of the segment’s strategy, the impact of acquisitions, the impact from the loss of key customers, the competitive position, competition from system integrators, the impact of regulatory matters, the impact from the allocation and regulation of frequencies, the availability of materials, energy supplies and labor, the seasonality of the business, the firmness of the segment’s backlog and the competitiveness of the patent portfolio; (4) “Other Information,” about the impact from the loss of key customers, the firmness of the aggregate backlog position, the competitiveness through research and development and utilization of technology; (5) “Properties,” about the consequences of a disruption in manufacturing; (6) “Legal Proceedings,” about the ultimate disposition of pending legal matters; (7) “Management’s Discussion and Analysis,” about: (a) the impact of acquisitions, (b) the success of our business strategy, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (d) the Company’s ability and cost to repatriate funds, (e) the impact of the timing and level of sales and the geographic location of such sales, (f) future cash contributions to pension plans or retiree health benefit plans, (g) the Company’s ability to collect on its Sigma Fund and other investments, (h) outstanding commercial paper balances and purchase obligation payments, (i) the Company’s ability and cost to access the capital markets, (j) the Company’s ability to retire outstanding debt, (k) adequacy of resources to fund expected working capital and capital expenditure measurements, (l) expected payments pursuant to commitments under long-term agreements, (m) the outcome of ongoing and future legal proceedings, (n) the impact of recent accounting pronouncements on the Company, (o) the impact of the loss of key customers and (p) the expected effective tax rate and deductibility of certain items; and (8) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

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

At December 31, 2007 and 2006, the Company had net outstanding foreign exchange contracts totaling $3.0 billion and $4.8 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange contract positions as of December 31, 2007 and the corresponding positions as of December 31, 2006:

	December 31,
Buy (Sell)	2007	2006

Chinese Renminbi	$(1,292)	$(1,195)
Brazilian Real	(377)	(466)
Taiwan Dollar	112	87
Japanese Yen	384	143
British Pound	396	252

The Company is exposed to credit loss in the event of nonperformance by the counterparties to its financial instruments. The Company minimizes its credit risk on these transactions by only dealing with leading, creditworthy financial institutions and does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, all of whom presently have investment grade credit ratings, thus minimizing credit risk concentration.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts and currency options. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash, cash equivalents, Sigma Fund investments and short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the foreign exchange financial instruments would hypothetically decrease by $330 million as of December 31, 2007 if the foreign currency rates were to change unfavorably by 10% from current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will be realized. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

The Company recorded income of $0.6 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively, representing the ineffective portions of changes in the fair value of fair value hedge positions. The ineffective portion of changes in the fair value of foreign currency fair value hedge positions in 2007 was de minimis. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to fair value hedges that were discontinued for the years ended December 31, 2007, 2006 and 2005 are included in the amounts noted above.

The Company recorded income of $1 million, $13 million and $1 million for the years ended December 31, 2007, 2006 and 2005, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2007, 2006 and 2005 are included in the amounts noted above.

During the years ended December 31, 2007, 2006 and 2005, on a pre-tax basis, income (expense) of $(16) million, $(98) million and $21 million, respectively, was reclassified from equity to earnings in the Company’s consolidated statements of operations.

At December 31, 2007, the maximum term of derivative instruments that hedge forecasted transactions was one year. However, the weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was five months.

Interest Rate Risk

At December 31, 2007, the Company’s short-term debt consisted primarily of $134 million of short-term foreign debt, priced at short-term interest rates. The Company has $4.2 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays these outstanding interest rate swaps at December 31, 2007:

	Notional Amount
	Hedged	Underlying Debt
Date Executed	(in millions)	Instrument

October 2007	$400	5.375% notes due 2012
October 2007	400	6.0% notes due 2017
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010

	$2,124

The weighted average short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 6.60% for the three months ended December 31, 2007. The fair value of the above interest rate swaps at December 31, 2007 and December 31, 2006, was $36 million and $(47) million, respectively. The fair value of the above interest rate swaps would hypothetically decrease by $38 million (i.e., would decrease from $36 million to $(2) million) if LIBOR were to change unfavorably by 10% from current levels. Except as noted below, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2007 or December 31, 2006.

The Company designated the above interest rate swap agreements as part of fair value hedging relationships. As such, changes in the fair value of the hedging instrument, as well as the hedged debt are recognized in earnings, therefore adjusting the carrying amount of the debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements. In 2007, the Company recorded an expense of $2.3 million representing the ineffective portions of changes in the fair value of interest rate swap hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. In the event the underlying debt instrument matures or is redeemed or repurchased, the Company is likely to terminate the corresponding interest rate swap contracts.

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is floating based on 3-month EURIBOR plus a spread. The Interest Agreements change the characteristics of interest rate payments from short-term EURIBOR based variable payments to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s consolidated statements of operations. The weighted average fixed rate payments on these EURIBOR interest rate agreements was 6.71%. The fair value of the Interest Agreements at December 31, 2007 and December 31, 2006 was $3 million and $1 million, respectively. The fair value of the Interest Agreements would hypothetically decrease by $2 million (i.e., would decrease from $3 million to $1 million) if EURIBOR rates were to change unfavorably by 10% from current levels.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to its swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, creditworthy financial institutions and does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, all of whom presently have investment grade credit ratings, thus minimizing credit risk concentration.

Net Investment in Foreign Operations Hedge

At December 31, 2007 and 2006, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, Sigma Fund investments, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, derivatives and other financing commitments. The Company’s Sigma Fund and investment portfolios and derivatives are recorded in the Company’s consolidated balance sheets at fair value. All other financial instruments, with the exception of long-term debt, are carried at cost, which is not materially different than the instruments’ fair values.

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2007 was $4.2 billion, compared to a carrying value of $4.2 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Equity Price Market Risk

At December 31, 2007, the Company’s available-for-sale securities portfolio had an approximate fair market value of $333 million, which represented a cost basis of $372 million and a net unrealized loss of $39 million. The value of the available-for-sale securities would change by $33 million as of year-end 2007 if the price of the stock in each of the publicly-traded companies were to change by 10%. These equity securities are held for purposes other than trading.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Motorola, Inc.:

We have audited the accompanying consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, as discussed in Notes 1 and 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Also, as discussed in Notes 1 and 7 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorola, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois
February 28, 2008

Motorola, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31
(In millions, except per share amounts)	2007	2006	2005

Net sales	$36,622	$42,847	$35,310
Costs of sales	26,670	30,120	23,881

Gross margin	9,952	12,727	11,429

Selling, general and administrative expenses	5,092	4,504	3,628
Research and development expenditures	4,429	4,106	3,600
Other charges (income)	984	25	(404)

Operating earnings (loss)	(553)	4,092	4,605

Other income (expense):
Interest income, net	91	326	71
Gains on sales of investments and businesses, net	50	41	1,845
Other	22	151	(109)

Total other income (expense)	163	518	1,807

Earnings (loss) from continuing operations before income taxes	(390)	4,610	6,412
Income tax expense (benefit)	(285)	1,349	1,893

Earnings (loss) from continuing operations	(105)	3,261	4,519
Earnings from discontinued operations, net of tax	56	400	59

Net earnings (loss)	$(49)	$3,661	$4,578

Earnings (loss) per common share:
Basic:
Continuing operations	$(0.05)	$1.33	$1.83
Discontinued operations	0.03	0.17	0.02

	$(0.02)	$1.50	$1.85

Diluted:
Continuing operations	$(0.05)	$1.30	$1.79
Discontinued operations	0.03	0.16	0.02

	$(0.02)	$1.46	$1.81

Weighted average common shares outstanding:
Basic	2,312.7	2,446.3	2,471.3
Diluted	2,312.7	2,504.2	2,527.0
Dividends paid per share	$0.20	$0.18	$0.16

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
(In millions, except per share amounts)	2007	2006

ASSETS
Cash and cash equivalents	$2,752	$2,816
Sigma Fund	5,242	12,204
Short-term investments	612	620
Accounts receivable, net	5,324	7,509
Inventories, net	2,836	3,162
Deferred income taxes	1,891	1,731
Other current assets	3,565	2,933

Total current assets	22,222	30,975

Property, plant and equipment, net	2,480	2,267
Investments	837	895
Deferred income taxes	2,454	1,325
Goodwill	4,499	1,706
Other assets	2,320	1,425

Total assets	$34,812	$38,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$332	$1,693
Accounts payable	4,167	5,056
Accrued liabilities	8,001	8,676

Total current liabilities	12,500	15,425

Long-term debt	3,991	2,704
Other liabilities	2,874	3,322
Stockholders’ equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,792	7,197
Issued shares: 2007 — 2,264.0 and 2006 — 2,399.1
Outstanding shares: 2007 — 2,263.1 and 2006 — 2,397.4
Additional paid-in capital	782	2,509
Retained earnings	8,579	9,086
Non-owner changes to equity	(706)	(1,650)

Total stockholders’ equity	15,447	17,142

Total liabilities and stockholders’ equity	$34,812	$38,593

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Non-Owner Changes To Equity
			Fair Value
		Common	Adjustment	Foreign
		Stock and	To Available	Currency	Retirement
		Additional	For Sale	Translation	Benefits	Other
		Paid-In	Securities,	Adjustments,	Adjustments,	Items,	Retained	Comprehensive
(In millions, except per share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Net of Tax	Earnings	Earnings (Loss)

Balances at January 1, 2005	2,447.8	$11,664	$1,417	$(139)	$(1,061)	$(272)	$1,722

Net earnings							4,578	$4,578
Net unrealized losses on securities (net of tax of $812)			(1,320)					(1,320)
Foreign currency translation adjustments (net of tax of $29)				(114)				(114)
Retirement benefits adjustments (net of tax of $66)					(208)			(208)
Issuance of common stock and stock options exercised (including tax benefits of $210)	96.6	1,409
Share repurchase program	(41.7)	(874)
Net gain on derivative instruments (net of tax of $154)						274		274
Dividends declared ($0.16 per share)							(403)

Balances at December 31, 2005	2,502.7	12,199	97	(253)	(1,269)	2	5,897	$3,210

Net earnings							3,661	$3,661
Net unrealized losses on securities (net of tax of $37)			(60)					(60)
Foreign currency translation adjustments (net of tax of $1)				127				127
Retirement benefits adjustments (net of tax of $150)					(308)			206
Issuance of common stock and stock options exercised	68.1	916
Share repurchase program	(171.7)	(3,826)
Excess tax benefits from share-based compensation		165
Stock option and employee stock purchase plan expense		252
Net gain on derivative instruments (net of tax of $6)						14		14
Dividends declared ($0.19 per share)							(472)

Balances at December 31, 2006	2,399.1	9,706	37	(126)	(1,577)	16	9,086	$3,948

Cumulative effect — FIN 48		93					27
Effect of Non-U.S. pension plan measurement date change							(17)

Balances at January 1, 2007	2,399.1	9,799	37	(126)	(1,577)	16	9,096

Net loss							(49)	$(49)
Net unrealized losses on securities (net of tax of $58)			(96)					(96)
Foreign currency translation adjustments (net of tax of $3)				142				142
Amortization of retirement benefits adjustments (net of tax of $39)					62			62
Retirement benefits adjustments (net of tax of $328)					852			852
Issuance of common stock and stock options exercised	36.1	484
Share repurchase program	(171.2)	(3,035)
Excess tax benefits from share-based compensation		50
Stock option and employee stock purchase plan expense		276
Net loss on derivative instruments (net of tax of $6)						(16)		(16)
Dividends declared ($0.20 per share)							(468)

Balances at December 31, 2007	2,264.0	$7,574	$(59)	$16	$(663)	$—	$8,579	$895

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2007	2006	2005

Operating
Net earnings (loss)	$(49)	$3,661	$4,578
Less: Earnings from discontinued operations	56	400	59

Earnings (loss) from continuing operations	(105)	3,261	4,519
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	903	558	540
Non-cash other charges	213	49	106
Share-based compensation expense	315	276	14
Gains on sales of investments and businesses, net	(50)	(41)	(1,845)
Deferred income taxes	(747)	838	1,000
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	2,538	(1,775)	(1,303)
Inventories	556	(718)	(19)
Other current assets	(705)	(388)	(721)
Accounts payable and accrued liabilities	(2,303)	1,654	2,405
Other assets and liabilities	170	(215)	(388)

Net cash provided by operating activities from continuing operations	785	3,499	4,308

Investing
Acquisitions and investments, net	(4,568)	(1,068)	(312)
Proceeds from sale of investments and businesses	411	2,001	1,538
Capital expenditures	(527)	(649)	(548)
Proceeds from sale of property, plant and equipment	166	85	103
Proceeds from sales (purchases) of Sigma Fund investments, net	6,889	(1,337)	(3,157)
Proceeds from sales (purchases) of short-term investments	8	(476)	8

Net cash provided by (used for) investing activities from continuing operations	2,379	(1,444)	(2,368)

Financing
Net proceeds from (repayment of) commercial paper and short-term borrowings	(242)	66	11
Repayment of debt	(1,386)	(18)	(1,132)
Net proceeds from issuance of debt	1,415	—	—
Issuance of common stock	440	918	1,199
Purchase of common stock	(3,035)	(3,826)	(874)
Excess tax benefits from share-based compensation	50	165	—
Payment of dividends	(468)	(443)	(394)
Distribution from (to) discontinued operations	(75)	(23)	283

Net cash used for financing activities from continuing operations	(3,301)	(3,161)	(907)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	73	148	(105)

Discontinued Operations
Net cash provided by (used for) operating activities from discontinued operations	(75)	(16)	297
Net cash used for investing activities from discontinued operations	—	(13)	(16)
Net cash provided by (used for) financing activities from discontinued operations	75	23	(283)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	6	2

Net cash provided by (used for) discontinued operations	—	—	—

Net increase (decrease) in cash and cash equivalents	(64)	(958)	928
Cash and cash equivalents, beginning of year	2,816	3,774	2,846

Cash and cash equivalents, end of year	$2,752	$2,816	$3,774

Cash Flow Information

Cash paid during the year for:
Interest, net	$312	$322	$318
Income taxes, net of refunds	440	463	703

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in millions, except as noted)

1.	Summary of Significant Accounting Policies

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and all controlled subsidiaries. All intercompany transactions and balances have been eliminated. The Company’s investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company’s investments in other entities are accounted for using the cost method.

Revenue Recognition:  The Company’s material revenue streams are the result of a wide range of activities, from the delivery of stand-alone equipment to custom design and installation over a period of time to bundled sales of equipment, software and services. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the sales price is reasonably assured. In addition to these general revenue recognition criteria, the following specific revenue recognition policies are followed:

Products and Equipment—For product and equipment sales, revenue recognition generally occurs when products or equipment have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reliably estimated. Recorded revenues are reduced by these allowances. The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of transaction specific in each arrangement. Where customer incentives cannot be reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

Long-Term Contracts—For long-term contracts that involve customization of the Company’s equipment or software, the Company generally recognizes revenue using the percentage of completion method based on the percentage of costs incurred to date compared to the total estimated costs to complete the contract. In certain instances, when revenues or costs associated with long-term contracts cannot be reliably estimated or the contract involves unproven technologies or other inherent hazards, revenues and costs are deferred until the project is complete and customer acceptance is obtained. When current estimates of total contract revenue and contract costs indicate a contract loss, the loss is recognized in the period it becomes evident.

Services—Revenue for services is generally recognized ratably over the contract term as services are performed.

Software and Licenses—Revenue from pre-paid perpetual licenses is recognized at the inception of the arrangement, presuming all other relevant revenue recognition criteria are met. Revenue from non-perpetual licenses or term licenses is recognized ratably over the period that the licensee uses the license. Revenue from software maintenance, technical support and unspecified upgrades is generally recognized over the period that these services are delivered.

Multiple Element Arrangements—Arrangements with customers may include multiple deliverables, including any combination of products, equipment, services and software. For multiple element arrangements which include software or software-related elements, the Company applies the provisions of AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” to determine separate units of accounting and the amount of the arrangement fee to be allocated to those separate units of accounting. Multiple element arrangements that include software are separated into more than one unit of accounting when the following criteria are met: (i) the functionality of the delivered element(s) is not dependent on the undelivered element(s), (ii) there is vendor-specific objective evidence of the fair value of the undelivered element(s), and (iii) general revenue recognition criteria related to the delivered element(s) have been met. If any of these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.

For all other multiple element arrangements, deliverables are separated into more than one unit of accounting when the following criteria are met: (i) the delivered element(s) have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is allocated to each unit of accounting based on the relative fair value of each accounting unit or using the residual method if objective evidence of fair value does not exist for the delivered element(s). If any of these criteria are not met, revenue is deferred until the criteria are met or the last element has been delivered.

When elements of an arrangement are separated into more than one unit of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.

Sales and Use Taxes—The Company records taxes imposed on revenue-producing transactions, including sales, use, value added and excise taxes, on a net basis with such taxes excluded from revenue.

Cash Equivalents:  The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Sigma Fund:  The Company and its wholly-owned subsidiaries invested most of their excess cash in a fund (the “Sigma Fund”) that is similar to a money market fund. During 2007, the Company liquidated a similar second fund and now maintains only one fund. The Sigma Fund portfolio is managed by four major independent investment management firms. Investments are made in high-quality, investment grade (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. The Sigma Fund’s investment policies require that floating rate instruments must have a maturity, at purchase date, that does not exceed thirty-six months with an interest rate reset at least annually. The average reset maturity of the investments held by the funds must be 120 days or less with the actual average reset maturity of the investments being 40 days and 53 days at December 31, 2007 and 2006, respectively. While the Sigma Fund includes some securities with maturities beyond one year, the fund is classified as short-term because it represents the investments of cash available for current operating needs.

Investments in the Sigma Fund are designated as available-for-sale securities recorded at fair value. As of December 31, 2006, the fair value of the Sigma Fund was approximated by the amortized cost method. Under this method, investments were valued at cost when purchased and thereafter, a constant proportionate amortization of any discount or premium is recorded until maturity of the security. During the year ended 2007, the Sigma Fund fair value was no longer approximated by the amortized cost method and, accordingly, an unrealized holding loss was recorded.

For all available-for-sale securities, any unrealized holding gains and losses, net of taxes, are excluded from operating results and are recognized as a component of Non-owner changes to equity until realized. The fair values of the securities are determined based on prevailing market prices. The Company assesses declines in the value of individual investments to determine whether such decline is other-than-temporary. This assessment is made by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market has been less than cost, the financial condition and near-term prospects of the individual issuing entity, and the Company’s intent and ability to hold the investment until recovery. Other-than-temporary impairments are charged to Other, as presented in Other income (expense) within the Company’s consolidated statements of operations, in the period in which they become impaired.

Investments:  Investments include available-for-sale equity securities, held-to-maturity debt securities at amortized cost, securities that are restricted for more than one year or not publicly traded at cost, and equity method investments.

Inventories:  Inventories are valued at the lower of average cost (which approximates computation on a first-in, first-out basis) or market (net realizable value or replacement cost).

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using straight-line and declining-balance methods, based on the estimated useful lives of the assets (buildings and building equipment, 5-40 years; machinery and equipment, 2-10 years) and commences once the assets are ready for their intended use.

Goodwill and Intangible Assets:  Goodwill is not amortized, but instead is tested for impairment at least annually on October 1. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value (“FV”) of each reporting unit is compared to its book value. If the FV of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s FV to determine the FV of the reporting unit’s goodwill. FV is determined using a combination of present value techniques and quoted market prices of comparable businesses.

Intangible assets are amortized over their respective estimated useful lives ranging from one to 14 years. The Company has no intangible assets with indefinite useful lives.

Impairment of Long-Lived Assets:  Long-lived assets, which include intangible assets, held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset (group) to future net undiscounted cash flows to be generated by the asset (group). If an asset is considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amount of the asset exceeds the asset’s fair value calculated using a discounted future cash flows analysis or market comparables. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

Deferred Income Taxes:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance is recorded for the portion of the deferred tax assets that are not expected to be realized based on the level of historical taxable income, projections for future taxable income over the periods in which the temporary differences are deductible and allowable tax planning strategies. Beginning January 1, 2007, the Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. Prior to January 1, 2007, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

The Company records interest related to unrecognized tax benefits in Interest expense and penalties in Selling, general and administrative expenses in the Company’s consolidated statements of operations.

Finance Receivables:  Finance receivables include trade receivables where contractual terms of the note agreement are greater than one year. Finance receivables are considered impaired when management determines collection of all amounts due according to the contractual terms of the note agreement, including principal and interest, is no longer probable. Impaired finance receivables are valued based on the present value of expected future cash flows, discounted at the receivable’s effective rate of interest, or the fair value of the collateral if the receivable is collateral dependent. Interest income and late fees on impaired finance receivables are recognized only when payments are received. Previously impaired finance receivables are no longer considered impaired and are reclassified to performing when they have performed under a workout or restructuring for four consecutive quarters.

Foreign Currency:  Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using the prior period month-end exchange rates. The resulting translation adjustments are included as a component of Non-owner changes to equity in the Company’s consolidated balance sheets. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured into U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other included in Other income (expense) within the Company’s consolidated statements of operations.

Derivative Instruments:  Gains and losses on hedges of existing assets or liabilities are marked-to-market and the result is included in Other within Other income (expense) within the Company’s consolidated statements of operations. Gains and losses on financial instruments that qualify for hedge accounting and are used to hedge firm future commitments or forecasted transactions are deferred until such time as the underlying transactions are recognized or recorded immediately when the transaction is no longer expected to occur. Gains or losses on financial instruments that do not qualify as hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) are recognized immediately as income or expense.

Earnings Per Share:  The Company calculates its basic earnings per share based on the weighted-average effect of all common shares issued and outstanding. Net earnings is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings per share. Diluted earnings per share is calculated by dividing net earnings by the sum of the weighted average number of common shares used in the basic earnings per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings (loss) per share calculation. Both basic and diluted earnings (loss) per share amounts are calculated for earnings (loss) from continuing operations and net earnings (loss) for all periods presented.

Share-Based Compensation Costs:  The Company has incentive plans that reward employees with stock options and restricted stock, as well as an employee stock purchase plan. Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for share-based compensation. On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. The Company had previously disclosed the fair value of its stock options in its footnotes. The Company’s consolidated financial statements for the fiscal year ending December 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R. The amount of compensation cost for share-based awards is measured based on the fair value of the awards, as determined by the Black-Scholes option pricing model, as of the date that the share-based awards are issued and adjusted for the estimated number of awards that are expected to vest. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.

Retirement Benefits:  The Company records annual expenses relating to its pension benefit and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed asset rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The effects of the gains, losses, and prior service costs and credits are amortized over future service periods. The funding status, or projected benefit obligation less plan assets, for each plan, is reflected in the Company’s consolidated balance sheets using a December 31 measurement date.

Advertising Expense:  Advertising expenses, which are the external costs of marketing the Company’s products, are expensed as incurred. Advertising expenses were $1.1 billion, $1.2 billion and $972 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the financial statements. Actual results may differ from those estimates.

Reclassifications:  Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements:  The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. Among other things FIN 48 prescribes a “more-likely-than-not” threshold to the recognition and de-recognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The adoption of FIN 48 resulted in a $120 million reduction of the Company’s unrecognized tax benefits and related interest accrual and has been reflected as an increase in the opening balance of Retained earnings of $27 million and Additional paid-in capital of $93 million as of January 1, 2007. Upon adoption of FIN 48, the Company also reclassified unrecognized tax benefits of $877 million from Deferred income taxes to Other liabilities in the Company’s consolidated balance sheets.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 has certain recognition and disclosure requirements which the Company adopted as of December 31, 2006. Additionally, SFAS 158 requires employers to measure defined benefit plan assets and obligations as of the date of the statement of financial position. The measurement date provision of SFAS 158 only affects the Company’s non-U.S. pension plans. The Company adopted the measurement date provisions for its Non-U.S. pension plans as of December 31, 2007. Upon adoption of the measurement provisions, the Company recorded $17 million, net of $2 million of taxes, as a decrease in the opening balance of Retained earnings at January 1, 2007 in the consolidated statements of stockholders’ equity.

In September 2006, the FASB issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967” (“the Statements”) based on the substance of the agreement with the employee. Under the provisions of these Statements, a liability should be accrued equal to the actuarial present value of the future death benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company will adopt EITF 06-4 as of January 1, 2008 and anticipates that the adoption of this pronouncement will result in an increase in Other liabilities of approximately $50 million with the offset reflected as a cumulative-effect adjustment to Retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

2. Discontinued Operations

During 2006, the Company completed the sale of its automotive electronics business to Continental AG for $856 million in net cash received. The Company recorded a gain on sale of business of $399 million before income taxes, which is included in Earnings (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations.

On December 2, 2004, the Company completed the separation and spin-off of Freescale Semiconductor, Inc. (“Freescale Semiconductor”). Under the terms of the Master Separation and Distribution Agreement entered into between Motorola and Freescale Semiconductor, Freescale Semiconductor has agreed to indemnify Motorola for substantially all past, present and future liabilities associated with the semiconductor business. The spin-off was effected by way of a pro rata non-cash dividend to Motorola stockholders, which reduced retained earnings by $2.5 billion. The equity distribution was structured to be tax-free to Motorola stockholders for U.S. tax purposes (other than with respect to any cash received in lieu of fractional shares).

The financial results of the automotive electronics business and Freescale Semiconductor were reflected as discontinued operations in the consolidated financial statements and related notes thereto. During 2007, the discontinued operations activity primarily relates to resolutions of certain matters with the tax authorities and payments of post-retiree medical claims to former employees.

The following table displays summarized financial information for discontinued operations:

Years Ended December 31	2007	2006	2005

Net sales (including sales to other Motorola businesses of $0 million and $3 million for the years ended December 31, 2006 and 2005, respectively)	$—	$860	$1,581
Operating earnings	10	87	118
Gains on sales of investments and businesses, net	—	399	16
Earnings before income taxes	10	482	135
Income tax expense (benefit)	(46)	82	76
Earnings from discontinued operations, net of tax	56	400	59

3.	Other Financial Data

Statement of Operations Information

Other Charges (Income)

Other charges (income) included in Operating earnings (loss) consist of the following:

Years Ended December 31	2007	2006	2005

Other charges (income):
Intangibles amortization	$369	$100	$67
Reorganization of businesses	290	172	54
Legal settlements and related insurance matters	140	50	—
In-process research and development charges	96	33	2
Asset impairments	89	—	—
Charitable contribution to Motorola Foundation	—	88	—
Settlements and collections related to Telsim	—	(418)	(515)
Other	—	—	(12)

	$984	$25	$(404)

Other Income (Expense)

Interest income (expense), net, and Other both included in Other income (expense) consist of the following:

Years Ended December 31	2007	2006	2005

Interest income (expense), net:
Interest income	$456	$661	$396
Interest expense	(365)	(335)	(325)

	$91	$326	$71

Other:
Foreign currency gain (loss)	$97	$60	$(38)
Investment impairments	(62)	(27)	(25)
Gain on Sprint Nextel derivatives	—	99	51
Debt retirement	—	—	(137)
Repayment of previously-reserved Iridium loan	—	—	30
Other	(13)	19	10

	$22	$151	$(109)

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share from both continuing operations and net earnings (loss), which includes discontinued operations, is computed as follows:

	Continuing Operations			Net Earnings (Loss)
Years Ended December 31	2007	2006	2005	2007	2006	2005

Basic earnings (loss) per common share:
Earnings (loss)	$(105)	$3,261	$4,519	$(49)	$3,661	$4,578
Weighted average common shares outstanding	2,312.7	2,446.3	2,471.3	2,312.7	2,446.3	2,471.3
Per share amount	$(0.05)	$1.33	$1.83	$(0.02)	$1.50	$1.85

Diluted earnings (loss) per common share:
Earnings (loss)	$(105)	$3,261	$4,519	$(49)	$3,661	$4,578

Weighted average common shares outstanding	2,312.7	2,446.3	2,471.3	2,312.7	2,446.3	2,471.3
Add effect of dilutive securities:
Employee share-based awards	—	57.9	55.7	—	57.9	55.7

Diluted weighted average common shares outstanding	2,312.7	2,504.2	2,527.0	2,312.7	2,504.2	2,527.0

Per share amount	$(0.05)	$1.30	$1.79	$(0.02)	$1.46	$1.81

In the computation of diluted earnings (loss) per common share from both continuing operations and on a net earnings (loss) basis for the years ended December 31, 2007, 2006 and 2005 the assumed exercise of 108.4 million, 76.6 million and 44.8 million stock options, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Sigma Fund and Investments

Sigma Fund and Investments consist of the following:

	2007
	Fair Value			Less
	Sigma	Short-term		Unrealized	Unrealized	Cost
Years Ended December 31	Fund	Investments	Investments	Gains	Losses	Basis

Available-for-sale securities:
Cash	$16	$—	$—	$—	$—	$16
Certificates of deposit	156	509	—	—	—	665
Commercial paper	1,282	—	—	—	—	1,282
Government and agencies	25	19	—	—	—	44
Corporate bonds	3,125	1	—	1	(48)	3,173
Asset-backed securities	420	—	—	—	(5)	425
Mortgage-backed securities	209	—	—	—	(5)	214
Common stock and equivalents	—	—	333	40	(79)	372
Other	9	83	—	—	—	92

	5,242	612	333	41	(137)	6,283
Other securities, at cost	—	—	414	—	—	414
Equity method investments	—	—	90	—	—	90

	$5,242	$612	$837	$41	$(137)	$6,787

	2006
	Fair Value			Less
	Sigma	Short-term		Unrealized	Unrealized	Cost
Years Ended December 31	Fund	Investments	Investments	Gains	Losses	Basis

Available-for-sale securities:
Commercial paper	$4,461	$—	$—	$—	$—	$4,461
Certificates of deposit	—	574	—	—	—	574
Bank obligation notes	392	—	—	—	—	392
Government and agencies	330	20	—	—	—	350
Short-term corporate obligation	40	—	—	—	—	40
Corporate bonds	5,791	2	—	—	—	5,793
Asset-backed securities	860	—	—	—	—	860
Mortgage-backed securities	285	—	—	—	—	285
Common stock and equivalents	—	—	130	68	(8)	70
Other	45	24	—	—	—	69

	12,204	620	130	68	(8)	12,894
Other securities, at cost	—	—	676	—	—	676
Equity method investments	—	—	89	—	—	89

	$12,204	$620	$895	$68	$(8)	$13,659

During the year ended December 31, 2007, the Company recorded a $75 million reduction in the available-for-sale securities held in the Sigma Fund, reflecting a decline in the fair value of the securities. As of December 31, 2007, $57 million of this reduction represents a broad-based temporary decline in market value of various securities primarily due to credit spreads widening in several debt market segments, with the offsetting reduction reflected in Non-owners changes to equity. The Company believes credit market spreads will return to normal levels in the future. Additionally, due to the high credit ratings of the underlying securities, it is probable that the Company will be able to collect all amounts according to the contractual terms of the corporate bonds where fair values are less than their cost as of December 31, 2007. It is for these reasons that the unrealized losses on these corporate bonds are considered temporary. If it becomes probable that the Company will not collect all amounts in accordance with the contractual terms of a corporate bond, the Company considers the decline other-than-temporary. The remaining $18 million reduction in available-for-sale securities held by the Sigma Fund represents an other-than-temporary decline and has been reflected as an investment impairment.

As of December 31, 2007, there is an unrealized loss of $79 million associated with common stock and equivalents, of which $75 million is attributable to one equity security with a fair value of $228 million as of December 31, 2007. Based on positive analyst coverage surrounding this equity security and the ability for strong growth, the Company believes the security will recover to its cost basis. Additionally, the Company has both the ability and intent to hold the common stock and equivalents until recovery. Accordingly, the unrealized loss is considered temporary.

The Company recorded investment impairment charges of $62 million, $27 million and $25 million for the years ended December 31, 2007, 2006 and 2005, respectively. These impairment charges represent other-than-temporary declines in the value of the Company’s Sigma Fund and investment portfolios. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.

Gains (loss) on sales of investments and businesses, consists of the following:

Years Ended December 31	2007	2006	2005

Gains on sales of investments	$17	$41	$1,848
Gains (loss) on sales of businesses	33	—	(3)

	$50	$41	$1,845

In 2007, the $50 million of net gains was primarily related to a $34 million gain on the sale of the Company’s embedded communication computing business.

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

On December 14, 2004, in connection with the announcement of the definitive agreement relating to the Sprint Nextel Merger, Motorola, a Motorola subsidiary and Nextel entered into an agreement pursuant to which Motorola and its subsidiary agreed to not dispose of their 29.7 million non-voting shares of Nextel (which became 37.6 million shares of non-voting common stock of Sprint Nextel issued in exchange for Nextel non-voting common stock pursuant to the Sprint Nextel Merger) for a period of no longer than two years. In exchange for this agreement, Nextel paid Motorola a fee of $50 million in 2005.

Accounts Receivable

Accounts receivable, net, consists of the following:

December 31	2007	2006

Accounts receivable	$5,508	$7,587
Less allowance for doubtful accounts	(184)	(78)

	$5,324	$7,509

Inventories

Inventories, net, consist of the following:

December 31	2007	2006

Finished goods	$1,737	$1,796
Work-in-process and production materials	1,470	1,782

	3,207	3,578
Less inventory reserves	(371)	(416)

	$2,836	$3,162

Other Current Assets

Other current assets consists of the following:

December 31	2007	2006

Costs and earnings in excess of billings	$995	$505
Contractor receivables	960	1,349
Contract related deferred costs	763	369
Other	847	710

	$3,565	$2,933

Property, plant, and equipment

Property, plant and equipment, net, consists of the following:

December 31	2007	2006

Land	$134	$129
Building	1,934	1,705
Machinery and equipment	5,745	5,885

	7,813	7,719
Less accumulated depreciation	(5,333)	(5,452)

	$2,480	$2,267

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $537 million, $463 million and $473 million, respectively.

Other Assets

Other assets consists of the following:

December 31	2007	2006

Intangible assets, net of accumulated amortization of $819 and $536	$1,260	$354
Royalty license arrangements	364	439
Contract related deferred costs	180	200
Long-term finance receivables, net of allowances of $5 and $10	68	145
Other	448	287

	$2,320	$1,425

Accrued Liabilities

Accrued liabilities consists of the following:

December 31	2007	2006

Deferred revenue	$1,235	$730
Customer reserves	972	1,305
Contractor payables	875	1,481
Compensation	772	777
Customer downpayments	509	532
Warranty reserves	416	530
Tax liabilities	234	444
Other	2,988	2,877

	$8,001	$8,676

Other Liabilities

Other liabilities consists of the following:

December 31	2007	2006

Defined benefit plans	$562	$1,882
Unrecognized tax benefits	933	—
Deferred revenue	393	273
Royalty license arrangement	282	300
Postretirement health care benefit plan	144	214
Other	560	653

	$2,874	$3,322

Stockholders’ Equity Information

Comprehensive Earnings (Loss)

Net unrealized gains (losses) on securities included in Comprehensive earnings (loss) are comprised of the following:

Years Ended December 31	2007	2006	2005

Gross unrealized gains (losses) on securities, net of tax	$(102)	$31	$(204)
Less: Realized gains (losses), net of tax	(6)	91	1,116

Net unrealized losses on securities, net of tax	$(96)	$(60)	$(1,320)

Share Repurchase Program

Share Repurchase Program:  During 2007, the Company repurchased 171.2 million of its common shares at an aggregate cost of $3.0 billion, or an average cost of $17.74 per share. In 2006, the Company repurchased a total of 171.7 million of its common shares at an aggregate cost of $3.8 billion, or an average cost of $22.29 per share. In 2005, the Company repurchased a total of 41.7 million shares at an aggregate cost of $874 million, or an average cost of $20.96 per share. Since the inception of its first-ever share repurchase program in May 2005, the Company has repurchased a total of 384.6 million of its common shares for an aggregate cost of $7.7 billion. All repurchased shares have been retired.

Through actions taken in July 2006 and March 2007, the Board of Directors authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009, subject to market conditions (the “2006 Stock Repurchase Program”). As of December 31, 2007, the Company remained authorized to purchase an aggregate amount of up to $3.8 billion of additional shares under the 2006 Stock Repurchase Program.

4.	Debt and Credit Facilities

Long-Term Debt

December 31	2007	2006

7.6% notes due 2007	$—	$118
4.608% senior notes due 2007	—	1,205
6.5% notes due 2008	114	114
5.8% notes due 2008	84	84
7.625% notes due 2010	527	525
8.0% notes due 2011	599	599
5.375% senior notes due 2012	400	—
6.0% senior notes due 2017	399	—
6.5% debentures due 2025	397	397
7.5% debentures due 2025	398	398
6.5% debentures due 2028	297	297
6.625% senior notes due 2037	596	—
5.22% debentures due 2097	195	194
Other long-term debt	145	141

	4,151	4,072
Fair value adjustment	38	(28)
Less: current portion	(198)	(1,340)

Long-term debt	$3,991	$2,704

Commercial Paper and Other Short-Term Debt

December 31	2007	2006

Notes to banks	$134	$71
Commercial paper	—	300

	134	371
Add: current portion	198	1,340
Fair value adjustment	—	(18)

Notes payable and current portion of long-term debt	$332	$1,693

Weighted average interest rates on short-term borrowings throughout the year

Commercial paper	5.3%	5.1%
Other short-term debt	4.6%	5.8%

In November 2007, the Company repaid, at maturity, the entire $1.2 billion aggregate principal amount outstanding of its 4.608% Notes due November 16, 2007.

In November 2007, the Company issued an aggregate face principal amount of: (i) $400 million of 5.375% Senior Notes due November 15, 2012, (ii) $400 million of 6.00% Senior Notes due November 15, 2017, and (iii) $600 million of 6.625% Senior Notes due November 15, 2037.

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

In September 2005, the Company retired approximately $1 million of the $398 million of 6.5% Debentures due 2025 (the “2025 Debentures”) in connection with the holders of the debentures right to put their debentures back to the Company. The residual put options expired unexercised and the remaining $397 million of 2025 Debentures were reclassified to long-term debt.

Aggregate requirements for long-term debt maturities during the next five years are as follows:
2008—$198 million; 2009—$4 million; 2010—$534 million; 2011—$607 million; 2012—$409 million.

In December 2006, the Company signed a new five-year revolving domestic credit facility (“5-Year Credit Facility”) for $2.0 billion, replacing the $1.0 billion facility due to expire in May 2007. At December 31, 2007, the commitment fee assessed against the daily average amounts unused was 8.0 basis points. Important terms of the 5-Year Credit Facility include a covenant relating to the ratio of total debt to EBITDA. The Company was in compliance with the terms of the 5-year Credit Facility at December 31, 2007.

The Company’s current corporate credit ratings are “BBB” on rating watch negative by Fitch, “Baa1” with a review for possible downgrade by Moody’s, and “BBB” on credit watch negative by S&P. The Company has never borrowed under its domestic revolving credit facilities. The Company also has $2.3 billion of uncommitted non-U.S. credit facilities with interest rates on borrowings varying from country to country depending upon local market conditions. At December 31, 2007, the Company’s total domestic and non-U.S. credit facilities totaled $4.3 billion, of which $314 million was considered utilized.

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

At December 31, 2007 and 2006, the Company had net outstanding foreign exchange contracts totaling $3.0 billion and $4.8 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations. The following table shows, in millions of U.S. dollars, the five largest net foreign exchange contract positions as of December 31, 2007 and the corresponding positions as of December 31, 2006:

	December 31,
Buy (Sell)	2007	2006

Chinese Renminbi	$(1,292)	$(1,195)
Brazilian Real	(377)	(466)
Taiwan Dollar	112	87
Japanese Yen	384	143
British Pound	396	252

The Company is exposed to credit loss in the event of nonperformance by the counterparties to its financial instruments. The Company minimizes its credit risk on these transactions by only dealing with leading, creditworthy financial institutions and does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, all of whom presently have investment grade credit ratings, thus minimizing credit risk concentration.

The Company recorded income of $0.6 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively, representing the ineffective portions of changes in the fair value of fair value hedge positions. The ineffective portion of changes in the fair value of foreign currency fair value hedge positions in 2007 was de minimis. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to fair value hedges that were discontinued for the years ended December 31, 2007, 2006 and 2005 are included in the amounts noted above.

The Company recorded income of $1 million, $13 million and $1 million for the years ended December 31, 2007, 2006 and 2005, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2007, 2006 and 2005 are included in the amounts noted above.

During the years ended December 31, 2007, 2006 and 2005, on a pre-tax basis, income (expense) of $(16) million, $(98) million and $21 million, respectively, was reclassified from equity to earnings in the Company’s consolidated statements of operations.

At December 31, 2007, the maximum term of derivative instruments that hedge forecasted transactions was one year. However, the weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was five months.

Interest Rate Risk

At December 31, 2007, the Company’s short-term debt consisted primarily of $134 million of short-term foreign debt, priced at short-term interest rates. The Company has $4.2 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

In order to manage the mix of fixed and floating rates in its debt portfolio, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate payments to short-term LIBOR-based variable rate payments. The following table displays these outstanding interest rate swaps at December 31, 2007:

	Notional Amount
	Hedged
Date Executed	(In Millions)	Underlying Debt Instrument

October 2007	$400	5.375% notes due 2012
October 2007	400	6.0% notes due 2017
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	114	6.5% notes due 2008
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010

	$2,124

The weighted average short-term LIBOR-based variable rate payments on each of the above interest rate swaps was 6.60% for the three months ended December 31, 2007. The fair value of the above interest rate swaps at December 31, 2007 and December 31, 2006, was $36 million and $(47) million, respectively. Except as noted below, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at December 31, 2007 or December 31, 2006.

The Company designated the above interest rate swap agreements as part of fair value hedging relationships. As such, changes in the fair value of the hedging instrument, as well as the hedged debt are recognized in earnings, therefore adjusting the carrying amount of the debt. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements. In 2007, the Company recorded an expense of $2.3 million representing the ineffective portions of changes in the fair value of interest rate swap hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. In the event the underlying debt instrument matures or is redeemed or repurchased, the Company is likely to terminate the corresponding interest rate swap contracts.

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is floating based on 3-month EURIBOR plus a spread. The Interest Agreements change the characteristics of interest rate payments from short-term EURIBOR based variable payments to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and accordingly the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s consolidated statements of operations. The weighted average fixed rate payments on these EURIBOR interest rate agreements was 6.71%.

The fair value of the Interest Agreements at December 31, 2007 and December 31, 2006 was $3 million and $1 million, respectively.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to its swap contracts. The Company minimizes its credit risk on these transactions by only dealing with leading, creditworthy financial institutions and does not anticipate nonperformance. In addition, the contracts are distributed among several financial institutions, all of whom presently have investment grade credit ratings, thus minimizing credit risk concentration.

Stockholders’ Equity

Derivative instruments activity, net of tax, included in Non-owner changes to equity within the consolidated statements of stockholders’ equity for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006	2005

Balance at January 1	$16	$2	$(272)
Increase (decrease) in fair value	(6)	75	28
Reclassifications to earnings	(10)	(61)	246

Balance at December 31	$—	$16	$2

Net Investment in Foreign Operations Hedge

At December 31, 2007 and 2006, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, Sigma Fund investments, short-term investments, accounts receivable, long-term finance receivables, accounts payable, accrued liabilities, derivatives and other financing commitments. The Company’s Sigma Fund and investment portfolios and derivatives are recorded in the Company’s consolidated balance sheets at fair value. All other financial instruments, with the exception of long-term debt, are carried at cost, which is not materially different than the instruments’ fair values.

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2007 was $4.2 billion, compared to a carrying value of $4.2 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

6.	Income Taxes

Components of earnings (loss) from continuing operations before income taxes are as follows:

Years Ended December 31	2007	2006	2005

United States	$(2,540)	$1,034	$3,232
Other nations	2,150	3,576	3,180

	$(390)	$4,610	$6,412

Components of income tax expense (benefit) are as follows:

Years Ended December 31	2007	2006	2005

United States	$40	$10	$240
Other nations	402	488	638
States (U.S.)	20	13	15

Current income tax expense	462	511	893

United States	(633)	892	891
Other nations	(50)	(147)	(42)
States (U.S.)	(64)	93	151

Deferred income tax expense (benefit)	(747)	838	1,000

Total income tax expense (benefit)	$(285)	$1,349	$1,893

Deferred tax charges (benefits) that were recorded within Non-owner changes to equity in the Company’s consolidated balance sheets resulted from fair value adjustments to available-for-sale securities, net unrealized losses on securities, net gains (losses) on derivative instruments and retirement benefit adjustments. The adjustments were $306 million, $(182) million and $(753) million for the years ended December 31, 2007, 2006 and 2005, respectively. Except for certain earnings that the Company intends to reinvest indefinitely, provisions have been made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. federal income taxes have been provided, aggregate $4.1 billion, $4.0 billion and $2.8 billion at December 31, 2007, 2006 and 2005, respectively. The portion of earnings not reinvested indefinitely may be distributed without an additional U.S. federal income tax charge given the U.S. federal tax accrued on undistributed earnings and the utilization of available foreign tax credits.

Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) are as follows:

Years Ended December 31	2007	2006	2005

Income tax expense (benefit) at statutory rate	$(137)	$1,613	$2,244
Taxes on non-U.S. earnings	(206)	(449)	(460)
State income taxes	(28)	77	121
Tax benefit on qualifying repatriations	—	(68)	(265)
Tax on undistributed non-U.S. earnings	72	194	202
Research credits	(46)	(34)	(23)
Foreign export sales and section 199 deduction	—	(22)	(13)
Non-deductible acquisition charges	34	4	2
Taxes on sale of businesses	15	—	(81)
Other provisions	119	247	233
Charitable contributions	—	(28)	—
Valuation allowance	(97)	(187)	(88)
Other	(11)	2	21

	$(285)	$1,349	$1,893

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

Gross deferred tax assets were $8.9 billion and $8.7 billion at December 31, 2007 and 2006, respectively. Deferred tax assets, net of valuation allowances, were $8.4 billion and $8.0 billion at December 31, 2007 and 2006, respectively. Gross deferred tax liabilities were $4.1 billion and $5.0 billion at December 31, 2007 and 2006, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2007	2006

Inventory	$162	$163
Accrued liabilities and allowances	551	380
Employee benefits	408	915
Capitalized items	621	915
Tax basis differences on investments	105	110
Depreciation tax basis differences on fixed assets	33	89
Undistributed non-U.S. earnings	(397)	(329)
Tax carryforwards	2,553	1,515
Available-for-sale securities	35	(23)
Business reorganization	78	38
Warranty and customer reserves	334	398
Deferred revenue and costs	205	224
Valuation allowances	(515)	(740)
Deferred charges	44	46
Other	95	(728)

	$4,312	$2,973

At December 31, 2007 and 2006, the Company had valuation allowances of $515 million and $740 million, respectively, against its deferred tax assets, including $310 million and $523 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The net change in the total valuation allowance was a decrease of $225 million and $156 million in 2007 and 2006, respectively, primarily attributable to: (i) the reversal of valuation reserves in Germany, UK and Israel based on additional positive evidence supporting a conclusion that the Company would more likely than not be able to utilize the tax carryforwards and deferred tax assets in the future, and (ii) reversals of valuation reserves recorded as an offset to Non-owner changes to equity and Goodwill in the Company’s consolidated balance sheets.

The valuation allowances relate primarily to tax carryforwards, including tax carryforwards of acquired businesses which have limitations upon their use, state tax carryforwards with short expiration periods and future capital losses related to certain investments. Additionally, $37 million of valuation reserves relate to deferred tax assets established in connection with acquisitions which, if reversed, would be a reduction in goodwill or other identifiable intangible assets. The Company believes that the remaining deferred tax assets are more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax carryforwards at December 31, 2007 are as follows:

	Gross	Tax	Expiration
	Tax Loss	Effected	Period

United States:
U.S. tax losses	$1,422	$498	2019-2027
Foreign tax credits	n/a	814	2013-2017
General business credits	n/a	523	2018-2027
Minimum tax credits	n/a	107	Unlimited
Capital losses	36	13	2011
State tax losses	3,367	102	2008-2027
State tax credits	n/a	54	2009-2024

Non-U.S. Subsidiaries:
United Kingdom tax losses	572	160	Unlimited
Germany tax losses	374	108	Unlimited
Brazil hedge losses	66	22	Unlimited
Turkey tax losses	105	21	2012
Israel tax losses	75	20	Unlimited
Korea tax losses	45	12	2008
Other subsidiaries tax losses	51	14	Various
Spain tax credits	n/a	32	2014-2021
Other subsidiaries tax credits	n/a	53	Unlimited

		$2,553

The Company adopted FIN 48 on January 1, 2007. The adoption resulted in a $120 million reduction of the Company’s unrecognized tax benefits and related interest accrual and has been reflected as an increase in the opening balance of Retained earnings of $27 million and Additional paid-in capital of $93 million as of January 1, 2007. Upon the adoption of FIN 48, the Company also reclassified unrecognized tax benefits of $877 million from Deferred income tax to Other liabilities in the Company’s consolidated balance sheets.

A reconciliation of unrecognized tax benefits, including those attributable to discontinued operations, is as follows:

2007

Balance at January 1	$1,274
Additions based on tax positions related to current year	46
Additions for tax positions of prior years(1)	197
Reductions for tax positions of prior years	(114)
Settlements	(3)

Balance at December 31	$1,400

(1)	Includes acquisitions.

Included in the balance of total unrecognized tax benefits at December 31, 2007, are potential benefits of approximately $590 million, net of federal tax benefits, that if recognized, would affect the effective tax rate.

At December 31, 2007 the Company had $86 million and $10 million accrued for interest and penalties, respectively, on unrecognized tax benefits.

A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:
United States(1)	1996—2007
Brazil	2003—2007
China	1998—2007
France	2004—2007
Germany(1)	2002—2007
India	1995—2007
Israel	2004—2007
Japan	2002—2007
Malaysia	1997—2007
Singapore	1998—2007
United Kingdom	1998—2007

(1)	Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

The Company is currently contesting significant tax adjustments related to transfer pricing for the 1996 through 2003 tax years at the appellate level of the Internal Revenue Service (“IRS”). The Company disagrees with all of these proposed transfer pricing-related adjustments and intends to vigorously dispute them through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on these matters, it could result in: (i) additional taxable income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million, and (ii) additional taxable income for the years 2001 and 2002 of approximately $800 million, which could result in additional income tax liability for the Company of approximately $300 million. The IRS is currently reviewing a claim for additional research tax credits for the years 1996-2003. The IRS is conducting its field examination of the Company’s 2004 and 2005 tax returns. Although the final resolution of these matters is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matter is ultimately resolved. It is reasonably possible that within the next 12 months, these disputes will be resolved and such resolution may have a significant impact upon the amount of unrecognized tax benefits related to these issues.

The Company has several other non-U.S. income tax audits pending and while the final resolution is uncertain, in the opinion of the Company’s management, the ultimate disposition of the audits will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will differ from those recorded as liabilities in the Company’s consolidated balance sheets at December 31, 2007. The Company anticipates that it is reasonably possible that within the next 12 months, several of the audits may be finalized resulting in a reduction in unrecognized tax benefits of approximately $40 million. However, based on the number of tax years currently under audit by the relevant federal, state and foreign tax authorities, the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the impact of any other amounts of such changes, if any, to previously recorded uncertain tax positions.

7.	Retirement Benefits

Pension Benefit Plans

The Company’s noncontributory pension plan (the “Regular Pension Plan”) covers U.S. employees who became eligible after one year of service. The benefit formula is dependent upon employee earnings and years of service. Effective January 1, 2005, newly-hired employees were not eligible to participate in the Regular Pension Plan. The Company also provides defined benefit plans which cover non-U.S. employees in certain jurisdictions principally the United Kingdom, Germany, Ireland, Japan and Korea (the “Non-U.S. Plans”). Any other pension plans are not material to the Company either individually or in the aggregate.

The Company has a noncontributory supplemental retirement benefit plan (the “Officers’ Plan”) for its officers elected prior to December 31, 1999. The Officers’ Plan contains provisions for vesting and funding the participants’ expected retirement benefits when the participants meet the minimum age and years of service requirements. Elected officers who were not yet vested in the Officers’ Plan as of December 31, 1999 had the option to remain in the Officers’ Plan or elect to have their benefit bought out in restricted stock units. Effective December 31, 1999, newly elected officers are not eligible to participate in the Officers’ Plan. Effective June 30, 2005, salaries were frozen for this plan.

The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits in excess of the limitations imposed by the Internal Revenue Code on the Regular Pension Plan. Elected officers covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP. Effective January 1, 2005, newly hired employees were not eligible to participate in the MSPP. Effective January 1, 2007, eligible compensation has been capped at the IRS limit plus $175,000 or, for those in excess of this cap at January 1, 2007, the eligible compensation used to compute the employee’s MSPP benefit is the greater of: (i) the employee’s frozen January 1, 2007 eligible compensation amount, or (ii) the earnings cap for the given year.

In February 2007, the Company amended the Regular Pension Plan and the MSPP, modifying the definition of average earnings. For the years ended prior to December 31, 2007, benefits were calculated using the rolling average of the highest annual earnings in any five years within the previous ten calendar year period. Beginning in January 2008, the benefit calculation will be based on the set of the five highest years of earnings within the ten calendar years prior to December 31, 2007, averaged with earnings from each year after 2007. Also, effective January 2008, the Company amended the Regular Pension Plan, modifying the vesting period from five years to three years.

The net periodic pension cost for the Regular Pension Plan, Officers’ Plan and MSPP and Non-U.S. plans was as follows:

Regular Pension Plan

Years Ended December 31	2007	2006	2005

Service cost	$133	$150	$142
Interest cost	311	309	280
Expected return on plan assets	(350)	(329)	(315)
Amortization of:
Unrecognized net loss	107	115	75
Unrecognized prior service cost	(27)	(5)	(5)

Net periodic pension cost	$174	$240	$177

Officers’ Plan and MSPP

Years Ended December 31	2007	2006	2005

Service cost	$4	$5	$10
Interest cost	7	8	9
Expected return on plan assets	(3)	(4)	(3)
Amortization of:
Unrecognized net loss	4	5	5
Unrecognized prior service cost	(1)	—	1
Settlement/curtailment loss	6	4	12

Net periodic pension cost	$17	$18	$34

Non-U.S. Plans

Years Ended December 31	2007	2006	2005

Service cost	$45	$40	$44
Interest cost	90	67	67
Expected return on plan assets	(76)	(54)	(52)
Amortization of unrecognized net loss	14	17	14

Net periodic pension cost	$73	$70	$73

The status of the Company’s plans is as follows:

	2007			2006
		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Change in benefit obligation:
Benefit obligation at January 1	$5,481	$137	$1,798	$5,175	$160	$1,520
Service cost	133	4	55	150	5	40
Interest cost	311	7	111	309	8	67
Plan amendments	(268)	(3)	1	—	—	—
Settlement/curtailment	—	—	(16)	—	—	—
Actuarial (gain) loss	(561)	(7)	(287)	76	(13)	(10)
Foreign exchange valuation adjustment	—	—	49	—	—	195
Employee contributions	—	—	14	—	—	12
Tax payments	—	(1)	—	—	(3)	—
Benefit payments	(217)	(19)	(36)	(229)	(20)	(26)

Benefit obligation at December 31	4,879	118	1,689	5,481	137	1,798

Change in plan assets:
Fair value at January 1	4,285	78	1,178	3,736	92	896
Return on plan assets	336	4	98	508	3	55
Company contributions	270	4	135	270	6	122
Employee contributions	—	—	14	—	—	12
Foreign exchange valuation adjustment	—	—	14	—	—	119
Tax payments from plan assets	—	(1)	—	—	(3)	—
Benefit payments from plan assets	(217)	(19)	(36)	(229)	(20)	(26)

Fair value at December 31	4,674	66	1,403	4,285	78	1,178

Funded status of the plan	(205)	(52)	(286)	(1,196)	(59)	(620)
Unrecognized net loss	954	43	168	1,612	53	469
Unrecognized prior service cost	(263)	(5)	4	(25)	(2)	4

Prepaid (accrued) pension cost	$486	$(14)	$(114)	$391	$(8)	$(147)

Components of prepaid (accrued) pension cost:
Prepaid benefit cost	$—	$—	$19	$—	$—	$13
Current benefit liability	—	—	—	—	(3)	(3)
Non-current benefit liability	(205)	(52)	(305)	(1,196)	(56)	(630)
Deferred income taxes	255	14	4	587	19	2
Non-owner changes to equity	436	24	168	1,000	32	471

Prepaid (accrued) pension cost	$486	$(14)	$(114)	$391	$(8)	$(147)

The funded status of the Company’s Non-U.S. pension plans reflects the change in measurement date from October to December 31 in connection with the adoption of SFAS 158 in 2007. This change required the Company to obtain a cost projection of fifteen months, which covered the period of October 1, 2006 to December 31, 2006 as well as the fiscal year 2007. The costs pertaining to the period October 1, 2006 to December 31, 2006 were treated as a direct charge to opening retained earnings. The statement of stockholders’ equity reflects a decrease in retained earnings of $17 million, net of taxes of $2 million, as of January 1, 2007.

It is estimated that the net periodic cost for 2008 will include amortization of the unrecognized net loss and prior service costs for the Regular Plan, Officers’ and MSPP Plans, and Non-U.S. Plans, currently included in Non-owner changes to equity, of $23 million, $3 million, and $2 million, respectively.

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

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	2007		2006
December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate	6.00%	4.81%	6.00%	4.62%
Investment return assumption (Regular Plan)	8.50%	6.74%	8.50%	6.27%
Investment return assumption (Officers’ Plan)	6.00%	N/A	6.00%	N/A

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2007		2006
December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate	6.75%	5.68%	6.00%	4.81%
Future compensation increase rate (Regular Plan)	4.00%	4.34%	4.00%	4.18%
Future compensation increase rate (Officers’ Plan)	0.00%	N/A	0.00%	N/A

The accumulated benefit obligations for the plans were as follows:

	2007			2006
		Officers’			Officers’
		and	Non		and	Non
December 31	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Accumulated benefit obligation	$4,694	$118	$1,608	$4,969	$125	$1,690

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

	Target Mix
Asset Category	2007	2006

Equity securities	71%	75%
Fixed income securities	27%	24%
Cash and other investments	2%	1%

The weighted-average pension plan asset allocation at December 31, 2007 and 2006 by asset categories was as follows:

	Actual Mix
Asset Category	2007	2006

Equity securities	70%	75%
Fixed income securities	27%	24%
Cash and other investments	3%	1%

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

The Company expects to make cash contributions of approximately $240 million to its U.S. pension plans and approximately $50 million to its non-U.S. pension plans in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Officers
		and	Non
Year	Regular	MSPP	U.S.

2008	$196	$14	$25
2009	211	5	26
2010	220	13	27
2011	235	21	28
2012	251	22	30
2013-2017	1,544	26	173

Postretirement Health Care Benefit Plan

Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefit Plan has been closed to new participants. The benefit obligation and plan assets for the Postretirement Health Care Benefit Plan have been measured as of December 31, 2007.

The assumptions used were as follows:

December 31	2007	2006

Discount rate for obligations	6.50%	5.75%
Investment return assumptions	8.50%	8.50%

Net Postretirement Health Care Benefit Plan expenses were as follows:

Years Ended December 31	2007	2006	2005

Service cost	$7	$8	$9
Interest cost	23	25	30
Expected return on plan assets	(19)	(18)	(19)
Amortization of:
Unrecognized net loss	6	9	10
Unrecognized prior service cost	(2)	(2)	(3)

Net postretirement health care expense	$15	$22	$27

The funded status of the plan is as follows:

	2007	2006

Change in benefit obligation:
Benefit obligation at January 1	$460	$496
Service cost	7	8
Interest cost	23	25
Actuarial (gain) loss	(62)	(37)
Benefit payments	(33)	(32)

Benefit obligation at December 31	395	460

Change in plan assets:
Fair value at January 1	243	212
Return on plan assets	20	30
Company contributions	15	27
Benefit payments made with plan assets	(27)	(26)

Fair value at December 31	251	243

Funded status of the plan	(144)	(217)
Unrecognized net loss	98	171
Unrecognized prior service cost	(8)	(9)

Accrued postretirement health care cost	$(54)	$(55)

Components of accrued postretirement health care cost:

Years Ended December 31	2007	2006

Current liability	$—	$(3)
Non-current liability	(144)	(214)
Deferred income taxes	55	88
Non-owner changes to equity	35	74

Accrued postretirement health care cost	$(54)	$(55)

It is estimated that the net periodic cost for the Postretirement Health Care Benefit Plan in 2008 will include amortization of the unrecognized net loss and prior service costs, currently included in Non-owner changes in equity, of $2 million.

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

	Target Mix
Asset Category	2007	2006

Equity securities	75%	75%
Fixed income securities	24%	24%
Cash and other investments	1%	1%

The weighted-average asset allocation for plan assets at December 31, 2007 and 2006 by asset categories were as follows:

	Actual Mix
Asset Category	2007	2006

Equity securities	74%	75%
Fixed income securities	25%	22%
Cash and other investments	1%	3%

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

The Company expects to make cash contributions of approximately $20 million to the retiree health care plan in 2008. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year

2008	$38
2009	36
2010	35
2011	34
2012	31
2013-2017	143

The health care trend rate used to determine the December 31, 2007 accumulated postretirement benefit obligation is 9% for 2008. Beyond 2008, the rate is assumed to decrease by 1% per year until it reaches 5% by 2012 and then remains flat. The health care trend rate used to determine the December 31, 2006 accumulated postretirement benefit obligation was 10%.

Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net retiree health care expense as follows:

	1% Point	1% Point
	Increase	Decrease

Effect on:
Accumulated postretirement benefit obligation	$14	$(13)
Net retiree health care expense	1	(1)

The Company maintains a lifetime cap on postretirement health care costs, which reduces the liability duration of the plan. A result of this lower duration is a decreased sensitivity to a change in the discount rate trend assumption with respect to the liability and related expense.

The Company has no significant postretirement health care benefit plans outside the United States.

Defined Contribution Plan

The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Effective January 1, 2005, newly hired employees have a higher maximum matching contribution at 4% on the first 5% of employee contributions, compared to 3% on the first 6% of employee contributions for employees hired prior to January 2005. The Company’s expenses, primarily relating to the employer match, for all defined contribution plans, for the years ended December 31, 2007, 2006 and 2005 were $116 million, $105 million and $105 million, respectively.

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

The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2007, 2006 and 2005, employees purchased 10.2 million, 8.3 million and 11.9 million shares, respectively, at purchase prices of $14.93 and $15.02, $19.07 and $19.82, and $12.66 and $12.72, respectively.

Compensation expense for the Company’s employee stock options and employee stock purchase plans was as follows:

Year Ended December 31	2007	2006

Share-based compensation expense included in:
Costs of sales	$33	$30
Selling, general and administrative expenses	149	138
Research and development expenditures	94	84

Share-based compensation expense for employee stock options and employee stock purchase plans included in Operating earnings (loss)	276	252
Tax benefit	85	78

Share-based compensation expense for employee stock options and employee stock purchase plans, net of tax	$191	$174

Decrease in Basic earnings per share	$(0.08)	$(0.07)
Decrease in Diluted earnings per share	$(0.08)	$(0.07)

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2007, 2006 and 2005 was $5.95, $9.23, and $5.75, respectively, using the following weighted-average assumptions:

	2007	2006	2005

Expected volatility	28.3%	36.2%	35.2%
Risk-free interest rate	4.5%	5.0%	3.9%
Dividend yield	1.1%	0.8%	1.0%
Expected life (years)	6.5	6.5	5.0

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

The Company has applied a forfeiture rate, estimated based on historical data, of 25% to the option fair value calculated by the Black-Scholes option pricing model. This estimated forfeiture rate may be revised in subsequent periods if actual forfeitures differ from this estimate. Prior to 2006, the Company used the actual forfeiture method, which assumed that all options would vest with the pro forma expense adjusted when options were forfeited prior to the vesting dates.

Stock option activity was as follows (in thousands, except exercise price and employee data):

	2007		2006		2005
	Shares	Wtd. Avg.	Shares	Wtd. Avg.	Shares	Wtd. Avg.
	Subject to	Exercise	Subject to	Exercise	Subject to	Exercise
Years Ended December 31	Options	Price	Options	Price	Options	Price

Options outstanding at January 1	233,445	$18	267,755	$17	335,757	$16
Options granted	40,257	18	37,202	21	40,675	16
Options exercised	(26,211)	11	(59,878)	13	(85,527)	12
Options terminated, canceled or expired	(23,236)	19	(11,634)	19	(23,150)	25

Options outstanding at December 31	224,255	19	233,445	18	267,755	17

Options exercisable at December 31	138,741	19	135,052	19	149,329	19

Approx. number of employees granted options	32,000		28,900		25,300

At December 31, 2007, the Company had $361 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans and the employee stock purchase plan that will be recognized over the weighted average period of approximately two years. Cash received from stock option exercises and the employee stock purchase plan was $440 million, $918 million and $1.2 billion for the years ended December 31, 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $177 million, $568 million and $571 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2007 was $307 million and $292 million, respectively, based on a December 31, 2007 stock price of $16.04 per share.

At December 31, 2007 and 2006, 88.0 million shares and 110.9 million shares, respectively, were available for future share-based award grants under the 2006 Motorola Omnibus Plan, covering all equity awards to employees and non-employee directors.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
		Wtd. avg.	Wtd. avg.		Wtd. avg.
	No. of	Exercise	contractual	No. of	Exercise
Exercise price range	options	Price	life (in yrs.)	options	Price

Under $7	907	$4	7	264	$6
$7-$13	51,569	10	4	51,085	10
$14-$20	110,907	17	7	49,363	16
$21-$27	31,923	22	8	9,080	22
$28-$34	1,716	32	2	1,716	32
$35-$41	26,865	39	7	26,865	39
$42-$48	332	44	3	332	44
$49-$55	36	51	2	36	51

	224,255			138,741

The weighted average contractual life for options outstanding and exercisable as of December 31, 2007 was seven and six years, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock (“RS”) and restricted stock unit (“RSU”) grants consist of shares or the rights to shares of the Company’s common stock which are awarded to employees and non-employee directors. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. Upon the occurrence of a change in control, the restrictions on all shares of RS and RSUs outstanding on the date on which the change in control occurs will lapse.

Restricted stock and restricted stock unit activity was as follows (in thousands, except fair value):

	2007		2006
		Wtd. Avg.		Wtd Avg.
		Grant Date		Grant Date
Years Ended December 31	RS and RSU	Fair Value	RS and RSU	Fair Value

RS and RSU outstanding at January 1	6,016	$19	4,383	$16
Granted	7,766	18	2,761	22
Vested	(1,068)	19	(938)	15
Terminated, canceled or expired	(1,959)	19	(190)	18

RS and RSU outstanding at December 31	10,755	17	6,016	19

At December 31, 2007, the Company had unrecognized compensation expense related to restricted stock and restricted stock units of $113 million, expected to be recognized over the weighted average period of approximately three years. An aggregate of approximately 7.8 million, 2.8 million and 1.7 million shares of restricted stock and restricted stock units were granted in 2007, 2006 and 2005, respectively. The amortization of unrecognized compensation for the years ended December 31, 2007, 2006 and 2005 was $39 million, $24 million and $14 million, respectively. The total fair value of restricted stock and restricted stock unit shares vested during the years ended December 31, 2007, 2006 and 2005 was $13 million, $22 million and $32 million, respectively. The aggregate intrinsic value of outstanding restricted stock and restricted stock units as of December 31, 2007 was $173 million.

Total Share-Based Compensation Presentation

Under the modified prospective transition method, results for 2005 have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information is presented for comparative purposes and illustrate the pro forma effect on Earnings from continuing operations and Net earnings and the respective earnings per share for each period presented as if the Company had applied the fair value recognition provisions to share-based employee compensation prior to 2006 (in millions, except per share amounts):

	Continuing Operations					Net Earnings (Loss)
Years Ended December 31	2007		2006		2005	2007		2006		2005

Earnings (loss):
Earnings (loss), as reported		$(105)		$3,261	$4,519		$(49)		$3,661	$4,578
Add: Share-based employee compensation expense included in reported earnings, net of related tax effects		n/a		n/a	9		n/a		n/a	9
Deduct: Share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects		n/a		n/a	(170)		n/a		n/a	(170)

Pro forma earnings (loss)		$(105)		$3,261	$4,358		$(49)		$3,661	$4,417

Basic earnings (loss) per common share:
As reported		$(0.05)		$1.33	$1.83		$(0.02)		$1.50	$1.85
Pro forma	$	n/a	$	n/a	$1.76	$	n/a	$	n/a	$1.79
Diluted earnings (loss) per common share:
As reported		$(0.05)		$1.30	$1.79		$(0.02)		$1.46	$1.81
Pro forma	$	n/a	$	n/a	$1.72	$	n/a	$	n/a	$1.75

Prior to adopting SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. As a result, $210 million of excess tax benefits for 2005 has been classified as an operating cash inflow. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of adopting SFAS 123R, $50 million and $165 million of excess tax benefits for the years 2007 and 2006, respectively, have been classified as a financing cash inflow.

Motorola Incentive Plan

The Motorola Incentive Plan provides eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals are met. The provisions for awards under these incentive plans for the years ended December 31, 2007, 2006 and 2005 were $190 million, $268 million and $548 million, respectively.

Mid-Range Incentive Plan

The Mid-Range Incentive Plan (“MRIP”) rewarded participating elected officers for the Company’s achievement of specified business goals during the period, based on two performance objectives measured over two-year cycles. The provision for MRIP for the year ended December 31, 2005 was $19 million. As of December 31, 2005, the MRIP was canceled.

Long-Range Incentive Plan

In 2005, a Long-Range Incentive Plan (“LRIP”) was introduced to replace MRIP. LRIP rewards participating elected officers for the Company’s achievement of specified business goals during the period, based on two performance objectives measured over three-year cycles. The provision for LRIP for the years ended December 31, 2007, 2006 and 2005 was $(8) million, $16 million and $15 million, respectively.

9.	Financing Arrangements

Finance receivables consist of the following:

December 31	2007	2006

Gross finance receivables	$123	$279
Less allowance for losses	(5)	(10)

	118	269
Less current portion	(50)	(124)

Long-term finance receivables	$68	$145

Current finance receivables are included in Accounts receivable and long-term finance receivables are included in Other assets in the Company’s consolidated balance sheets. Interest income recognized on finance receivables for the years ended December 31, 2007, 2006 and 2005 was $7 million, $9 million and $7 million, respectively.

From time to time, the Company sells short-term receivables, long-term loans and lease receivables under sales-type leases (collectively, “finance receivables”) to third parties in transactions that qualify as “true-sales.” Certain of these finance receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed on an annual basis. Certain sales may be made through separate legal entities that are also consolidated by the Company. The Company may or may not retain the obligation to service the sold finance receivables.

In the aggregate, at December 31, 2007, these committed facilities provided for up to $1.4 billion to be outstanding with the third parties at any time, as compared to up to $1.3 billion provided at December 31, 2006 and up to $1.1 billion provided at December 31, 2005. As of December 31, 2007, $497 million of these committed facilities were utilized, compared to $817 million utilized at December 31, 2006 and $585 million utilized at December 31, 2005. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total finance receivables sold by the Company were $4.9 billion in 2007 (including $4.7 billion of short-term receivables), compared to $6.4 billion sold in 2006 (including $6.2 billion of short-term receivables) and

$4.5 billion sold in 2005 (including $4.2 billion of short-term receivables). As of December 31, 2007, there were $978 million of receivables outstanding under these programs for which the Company retained servicing obligations (including $587 million of short-term receivables), compared to $1.1 billion outstanding at December 31, 2006 (including $789 million of short-term receivables) and $1.0 billion outstanding at December 31, 2005 (including $838 million of short-term receivables).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $23 million at December 31, 2007 as compared to $19 million at December 31, 2006. Reserves of $1 and $4 million was recorded for potential losses on sold receivables at both December 31, 2007 and December 31, 2006, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide financing in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with the sale of equipment. However, the Company’s obligation to provide financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the receivable from the Company. The Company had outstanding commitments to extend long-term credit to third parties totaling $610 million at December 31, 2007, compared to $398 million at December 31, 2006. Of these amounts, $454 million was supported by letters of credit or by bank commitments to purchase receivables at December 31, 2007, compared to $262 million at December 31, 2006.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $42 million and $122 million at December 31, 2007 and December 31, 2006, respectively (including $23 million and $19 million at December 31, 2007 and 2006, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million and $47 million at December 31, 2007 and 2006, respectively (including $0 million and $2 million at December 31, 2007 and 2006, respectively, relating to the sale of short-term receivables).

10.	Commitments and Contingencies

Leases

The Company owns most of its major facilities and leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2007, 2006 and 2005 was $231 million, $241 million and $250 million, respectively. At December 31, 2007, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows: 2008—$355 million; 2009—$268 million; 2010—$253 million; 2011—$169 million; 2012—$162 million; beyond—$212 million.

Legal

Iridium Program:  The Company has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business which, on March 15, 2001, were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. Plaintiffs’ motion for class certification was granted on January 9, 2006 and the trial is scheduled to begin on May 22, 2008.

The Company was sued by the Official Committee of the Unsecured Creditors of Iridium (the “Committee”) in the United States Bankruptcy Court for the Southern District of New York (the “Iridium Bankruptcy Court”) on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty and fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. On September 20, 2007, following a trial on the solvency and capital adequacy portion of the Committee’s fraudulent transfer and preference claims, the Iridium Bankruptcy Court granted judgment for Motorola on all those claims. The remaining claims for breach of contract, warranty, fiduciary duty and equitable subordination remain pending.

The Company has not reserved for any potential liability that may arise as a result of the litigation described above related to the Iridium program. An unfavorable outcome in one or more of these cases could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Telsim Class Action Securities:  In April 2007, the Company entered into a settlement agreement in regards to In re Motorola Securities Litigation, a class action lawsuit relating to the Company’s disclosure of its relationship with Telsim Mobil Telekomunikasyon Hizmetleri A.S. Pursuant to the settlement, Motorola paid $190 million to the class and all claims against Motorola by the class have been dismissed and released.

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

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $193 million, which the Company accrued $123 million as of December 31, 2007 for potential claims under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company. However, there is an increasing risk in relation to patent indemnities given the current legal climate.

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

In the fourth quarter of 2007, the Company recorded a $277 million charge for a legal settlement with Freescale Semiconductor.

11.	Information by Segment and Geographic Region

Beginning in the second quarter of 2007, the Company reports financial results for the following business segments with all historical amounts reclassified to conform to the current segment presentation:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol (“IP”) video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery solutions, broadband access infrastructure systems, and associated data and voice customer premise equipment (“broadband gateways”) to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems (“wireless networks”), including cellular infrastructure systems and wireless broadband systems, to wireless service providers.

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, utility, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”).

Segment operating results are measured based on operating earnings adjusted, if necessary, for certain segment-specific items and corporate allocations. Intersegment and intergeographic sales are accounted for on an arm’s-length pricing basis. Intersegment sales included in other and eliminations were:

Years Ended December 31	2007	2006	2005

Mobile Devices	$56	$65	$190
Home and Networks Mobility	14	13	7
Enterprise Mobility Solutions	58	31	45

	$128	$109	$242

Identifiable assets (excluding intersegment receivables) are the Company’s assets that are identified with classes of similar products or operations in each geographic region.

For the year ended December 31, 2005, approximately 12% of net sales were to one customer, Sprint Nextel (including Nextel and Nextel affiliates where appropriate). No single customer accounted for more than 10% of net sales for the years ended December 31, 2007 and 2006.

Segment information

	Net Sales			Operating Earnings (Loss)
Years Ended December 31	2007	2006	2005	2007	2006	2005

Mobile Devices	$18,988	$28,383	$21,459	$(1,201)	$2,690	$2,192
Home and Networks Mobility	10,014	9,164	9,037	709	787	1,232
Enterprise Mobility Solutions	7,729	5,400	5,038	1,213	958	860

	36,761	42,947	35,534	721	4,435	4,284
Other and Eliminations	(109)	(100)	(224)	(1,274)	(343)	321

	$36,622	$42,847	$35,310

Operating earnings (loss)				(553)	4,092	4,605
Total other income				163	518	1,807

Earnings (loss) from continuing operations before income taxes				$(390)	$4,610	$6,412

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

Additionally, included in Other and Eliminations in 2007 are: (i) net charges of $140 million relating to the Telsim class action securities legal settlement, partially offset by estimated insurance recoveries, and (ii) charges of $81 million relating to an impairment of intangible assets. In 2006, the Company also recorded expenses of $88 million representing a charitable contribution to the Motorola Foundation of appreciated equity holdings in a third party, partially offset by income of $418 million for a payment relating to the Telsim collection settlement both of which are presented in Other and Eliminations. In 2005, the Company also recorded income of $515 million for a payment relating to the Telsim collection settlement which was presented in Other and Eliminations.

							Depreciation
	Assets			Capital Expenditures			Expense
Years Ended December 31	2007	2006	2005	2007	2006	2005	2007	2006	2005

Mobile Devices	$6,318	$9,316	$7,551	$132	$164	$126	$146	$133	$127
Home and Networks Mobility	7,451	6,746	5,688	160	149	135	141	165	180
Enterprise Mobility Solutions	8,694	3,268	2,647	113	190	164	167	92	98

	22,463	19,330	15,886	405	503	425	454	390	405
Other and Eliminations	12,349	19,263	19,281	122	146	123	83	73	68

	34,812	38,593	35,167	$527	$649	$548	$537	$463	$473
Discontinued Operations	—	—	635

	$34,812	$38,593	$35,802

Assets in Other include primarily cash and cash equivalents, Sigma Fund, deferred income taxes, short-term investments, property, plant and equipment, investments, and the administrative headquarters of the Company.

Geographic area information

	Net Sales*			Assets**			Property, Plant, and Equipment
Years Ended December 31	2007	2006	2005	2007	2006	2005	2007	2006	2005

United States	$18,548	$18,776	$16,749	$22,385	$24,212	$23,635	$1,252	$1,089	$1,010
China	2,632	4,664	2,908	3,926	4,649	3,843	311	278	189
United Kingdom	1,070	1,306	1,532	1,305	1,773	1,962	121	134	127
Germany	516	874	882	644	1,195	990	75	131	118
Israel	741	659	534	1,374	1,195	1,372	165	156	134
Singapore	128	176	156	3,120	3,713	2,993	40	39	35
Other nations, net of eliminations	12,987	16,392	12,549	2,058	1,856	372	516	440	407

	$36,622	$42,847	$35,310	$34,812	$38,593	$35,167	$2,480	$2,267	$2,020

*	Net sales by geographic region are measured by the locale of end customer.

**	Excludes assets held for sale relating to discontinued operations of $635 million at December 31, 2005.

12.	Shareholder Rights Plan

Effective August 1, 2006 (the “Termination Date”), the Company terminated its shareholder rights plan. The shareholder rights plan was scheduled to expire in November 2008. On the Termination Date, in connection with the termination of the shareholder rights plan, the Company made the filings necessary to eliminate all references to the Company’s Junior Participating Preferred Stock, Series B (“Series B”) from its Restated Certificate of Incorporation. Accordingly, no authorized Series B shares are reflected in the Company’s consolidated balance sheets as of December 31, 2007 and 2006. No Series B shares were or have been issued.

13.	Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”) which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs primarily consist of future minimum lease payments on vacated facilities. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

2007 Charges

During 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans. The majority of the employees affected are located in North America and Europe. The Company recorded net reorganization of business charges of $394 million, including $104 million of charges in Costs of sales and $290 million of charges under Other charges (income) in the Company’s consolidated statements of operations. Included in the aggregate $394 million are charges of $401 million for employee separation costs, $42 million for fixed asset impairment charges and $19 million for exit costs, offset by reversals for accruals no longer needed.

The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2007

Mobile Devices	$229
Home and Networks Mobility	71
Enterprise Mobility Solutions	30

330
General Corporate	64

$394

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to December 31, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	December 31,
	2007	Charges	Adjustments	Used	2007

Exit costs—lease terminations	$54	$19	$2	$(33)	$42
Employee separation costs	104	401	(64)	(248)	193

	$158	$420	$(62)	$(281)	$235

(1)	Includes translation adjustments.

(2)	Includes $6 million of accruals established through purchase accounting for businesses acquired, covering exit costs and separation costs for approximately 200 employees.

Exit Costs—Lease Terminations

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $19 million are primarily related to the exit of certain activities and leased facilities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represent accruals for exit costs established through purchase accounting for businesses acquired. The $33 million used in 2007 reflects cash payments. The remaining accrual of $42 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2007, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $401 million represent severance costs for approximately 6,700 employees, of which 2,400 were direct employees and 4,300 were indirect employees.

The adjustments of $64 million reflect $68 million of reversals of accruals no longer needed, partially offset by $4 million of accruals for severance plans established through purchase accounting for businesses acquired. The $68 million of reversals represent previously accrued costs for 1,100 employees, and primarily relates to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved. The $4 million of accruals represents severance plans for approximately 200 employees established through purchase accounting for businesses acquired.

During 2007, approximately 5,300 employees, of which 1,700 were direct employees and 3,600 were indirect employees, were separated from the Company. The $248 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $193 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2007, is expected to be paid to approximately 2,800 employees to be separated in 2008.

2006 Charges

During 2006, the Company committed to implement various productivity improvement plans aimed principally at: (i) reducing costs in its supply-chain activities, (ii) integration synergies, and (iii) reducing other operating expenses, primarily relating to engineering and development costs. The Company recorded net reorganization of business charges of $213 million, including $41 million of charges in Costs of sales and $172 million of charges under Other charges in the Company’s consolidated statement of operations. Included in the aggregate $213 million are charges of $191 million for employee separation costs, $15 million for fixed asset impairment charges and $30 million for exit costs, partially offset by $23 million of reversals for accruals no longer needed. Total employees impacted by the actions committed to in 2006 were 3,900.

The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2006

Mobile Devices	$(1)
Home and Networks Mobility	124
Enterprise Mobility Solutions	83

206
General Corporate	7

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

Exit Costs—Lease Terminations

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 additional charges of $30 million were primarily related to a lease cancellation by the Enterprise Mobility Solutions segment. The 2006 adjustments of $7 million represent reversals of accruals no longer needed. The $19 million used in 2006 reflects cash payments to lessors. The remaining accrual of $54 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2006, represented future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2006, the Company had an accrual of $53 million for employee separation costs, representing the severance costs for approximately 1,600 employees, of which 1,100 were direct employees and 500 were indirect employees. The 2006 additional charges of $191 million represented costs for an additional 3,900 employees, of which 1,700 were direct employees and 2,200 were indirect employees. The adjustments of $16 million represented reversals of accruals no longer needed.

During 2006, approximately 3,200 employees, of which 1,400 were direct employees and 1,800 were indirect employees, were separated from the Company. The $124 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $104 million, was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2006.

2005 Charges

During 2005, the Company recorded net reorganization of business charges of $91 million, including $37 million of charges in Costs of sales and $54 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $91 million are charges of $86 million for employee separation costs and $15 million for fixed asset impairment charges and $5 million for exit costs, partially offset by $15 million of reversals for accruals no longer needed. Total employees impacted by these action were approximately 2,600.

The following table displays the net reorganization of business charges by segment:

Year Ended December 31,	2005

Mobile Devices	$27
Home and Networks Mobility	7
Enterprise Mobility Solutions	49

83
General Corporate	8

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

Exit Costs—Lease Terminations

At January 1, 2005, the Company had an accrual of $73 million for exit costs attributable to lease terminations. The 2005 additional charges of $5 million were primarily related to a lease cancellation by the Enterprise Mobility Solutions segment. The 2005 adjustments of $7 million represented reversals of $1 million for accruals no longer needed and $6 million of translation adjustments. The $21 million used in 2005 reflected cash payments to lessors. The remaining accrual of $50 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2005, represented future cash payments for lease termination obligations.

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

During 2005, approximately 1,400 employees, of which 300 were direct employees and 1,100 were indirect employees, were separated from the Company. The $60 million used in 2005 reflected cash payments to these separated employees. The remaining accrual of $53 million was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2005.

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

The developmental products for the companies acquired have varying degrees of timing, technology, costs-to-complete and market risks throughout final development. If the products fail to become viable, the Company will unlikely be able to realize any value from the sale of incomplete technology to another party or through internal re-use. The risks of market acceptance for the products under development and potential reductions in projected sales volumes and related profits in the event of delayed market availability for any of the products exist. Efforts to complete all developmental products continue and there are no known delays to forecasted plans except as disclosed.

The following is a summary of significant acquisitions in 2007, 2006 and 2005:

				In-Process
				Research and
	Quarter		Form of	Development
	Acquired	Consideration, net	Consideration	Charge

2007 Acquisitions
Symbol Technologies, Inc.	Q1	$3,528	Cash	$95
Good Technology, Inc.	Q1	$438	Cash	—
Netopia, Inc.	Q1	$183	Cash	—
Terayon Communication Systems, Inc.	Q3	$137	Cash	—
2006 Acquisitions
Broadbus Technologies, Inc.	Q3	$181	Cash	$12
TTP Communications plc	Q3	$193	Cash	$17
Kreatel Communications AB	Q1	$108	Cash	$1
2005 Acquisitions
No significant acquisitions	—	—	—	—

The following table summarizes net tangible and intangible assets acquired and the consideration paid for the acquisitions identified above:

Years Ended December 31	2007	2006	2005

Tangible net assets	$83	$20	$—
Goodwill	2,793	262	—
Other intangibles	1,315	170	—
In-process research and development	95	30	—

	$4,286	$482	$—

Consideration, net:
Cash	$4,286	$482	$—
Stock	—	—	—

	$4,286	$482	$—

Symbol Technologies, Inc.

In January 2007, the Company acquired, for $3.5 billion in net cash, the outstanding common stock of Symbol Technologies, Inc. (“Symbol”), a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions featuring rugged mobile computing, advanced data capture, radio frequency identification (“RFID”), wireless infrastructure and mobility management.

The fair value of acquired in-process research and development was $95 million. The acquired in-process research and development will have no alternative future uses if the products are not feasible and, as such, costs were expensed at the date of acquisition. At the date of acquisition, 31 projects were in process and are expected to be completed through 2008. The average risk adjusted rate used to value these projects is 15-16%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money.

The fair value of the acquired intangible assets is $1.0 billion. Intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 1 to 8 years on a straight-line basis. The Company recorded $2.3 billion of goodwill, none of which is expected to be deductible for tax purposes.

The results of the operations of Symbol have been included in the Enterprise Mobility Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Good Technology, Inc.

In January 2007, the Company acquired Good Technology, Inc. (“Good”), a provider of enterprise mobile computing software and services, for $438 million in net cash. The Company recorded $301 million in goodwill, none of which is expected to be deductible for tax purposes and $158 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 2 to 10 years on a straight-line basis.

The results of operations of Good have been included in the Enterprise Mobility Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Netopia, Inc.

In February 2007, the Company acquired Netopia, Inc. (“Netopia”), a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, for $183 million in net cash. The Company recorded $122 million in goodwill, none of which is expected to be deductible for tax purposes, and $100 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over a period of 7 years on a straight-line basis.

The Company is in the process of performing a review of its ability to utilize acquired tax carryovers. In addition, the Company is in the process of finalizing valuations of acquired assets and liabilities. Accordingly, the outcome of these processes may result in an adjustment to the preliminary purchase price allocation. Any necessary adjustment will be recorded in the period finalized.

The results of operations of Netopia have been included in the Home and Networks Mobility segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Terayon Communication Systems, Inc.

In July 2007, the Company acquired Terayon Communication Systems, Inc. (“Terayon”), a provider of real-time digital video networking applications to cable, satellite and telecommunication service providers worldwide, for $137 million in net cash. The Company recorded $102 million in goodwill, none of which is expected to be deductible for tax purposes and $52 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 4 to 6 years on a straight-line basis.

The Company is in the process of performing a review of its ability to utilize acquired tax carryovers. In addition, the Company is in the process of finalizing valuations of acquired assets and liabilities. Accordingly, the outcome of these processes may result in an adjustment to the preliminary purchase price allocation. Any necessary adjustment will be recorded in the period finalized.

The results of operations of Terayon have been included in the Home and Networks Mobility segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Broadbus Technologies, Inc.

In September 2006, the Company acquired Broadbus Technologies, Inc. (“Broadbus”), a provider of technology solutions for television on demand, for $181 million in cash. The Company recorded $131 million in goodwill, none of which is expected to be deductible for tax purposes, a $12 million charge for acquired in-process research and development costs, and $30 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, one project was in process. This project is expected to be completed in 2008. The average risk adjusted rate used to value this project was 22%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. Intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 3 to 5 years on a straight-line basis.

The results of operations of Broadbus have been included in the Home and Networks Mobility segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

TTP Communications plc

In August 2006, the Company acquired TTP Communications plc (“TTPCom”), a provider of wireless software platforms, protocol stacks and semiconductor solutions, for $193 million in cash. The Company recorded $52 million in goodwill, a portion of which is expected to be deductible for tax purposes, a $17 million charge for acquired in-process research and development costs, and $118 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, a total of four projects were in process. The average risk adjusted rate used to value these projects was 18%. As of December 31, 2007, the work on one of these projects continues and is expected to be completed in 2008. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. However, due to recent changes in software platform strategy, impairment charges of $89 million were recorded for the year ended December 31, 2007, representing write-downs of: (i) $81 million of intangible assets, primarily relating to completed technology and other intangibles, and (ii) $8 million of property, plant and equipment.

The results of operations of TTPCom have been included in the Mobile Devices segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Kreatel Communications AB

In February 2006, the Company acquired Kreatel Communications AB (“Kreatel”), a leading developer of innovative Internet Protocol (“IP”) based digital set-tops and software, for $108 million in cash. The Company recorded $79 million in goodwill, a portion of which is expected to be deductible for tax purposes, a $1 million charge for acquired in-process research and development costs, and $22 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, a total of two projects were in process. These projects have since been completed. The average risk adjusted rate used to value these projects was 19%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. Intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 2 to 4 years on a straight-line basis.

The results of operations of Kreatel have been included in the Home and Networks Mobility segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Intangible Assets

Amortized intangible assets, excluding goodwill were comprised of the following:

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Intangible assets:
Completed technology	$1,234	$484	$486	$334
Patents	292	69	27	12
Customer-related	264	58	65	21
Licensed technology	123	109	119	107
Other intangibles	166	99	193	62

	$2,079	$819	$890	$536

Amortization expense on intangible assets, which is included within Other and Eliminations, was $369 million, $100 million and $67 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 future amortization expense is estimated to be $318 million for 2008, $287 million in 2009, $268 million in 2010, $255 million in 2011, and $62 million in 2012.

Amortized intangible assets, excluding goodwill by business segment:

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Mobile Devices	$36	$36	$154	$41
Home and Networks Mobility	712	455	588	430
Enterprise Mobility Solutions	1,331	328	148	65

	$2,079	$819	$890	$536

During the year ended December 31, 2007 due to a recent change in software platform strategy, the Company recorded an impairment of intangible assets of $81 million, primarily relating to completed technology and other intangibles, in the Mobile Devices segment.

The following tables display a rollforward of the carrying amount of goodwill from January 1, 2006 to December 31, 2007, by business segment:

	January 1,				December 31,
Segment	2007	Acquired	Adjustments	Dispositions	2007

Mobile Devices	$69	$—	$(50)	$—	$19
Home and Networks Mobility	1,266	427	2	(119)	1,576
Enterprise Mobility Solutions	371	2,569	(36)	—	2,904

	$1,706	$2,996	$(84)	$(119)	$4,499

	January 1,				December 31,
Segment	2006	Acquired	Adjustments	Dispositions	2006

Mobile Devices	$17	$52	$—	$—	$69
Home and Networks Mobility	1,009	235	22	—	1,266
Enterprise Mobility Solutions	323	49	(1)	—	371

	$1,349	$336	$21	$—	$1,706

15.	Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2007, 2006 and 2005:

	Balance at	Charged to			Balance at
	January 1	Earnings	Used	Adjustments(1)	December 31

2007
Reorganization of Businesses	$158	$420	$(281)	$(62)	$235
Allowance for Doubtful Accounts	78	130	(3)	(21)	184
Allowance for Losses on Finance Receivables	10	2	—	(7)	5
Inventory Reserves	416	546	(524)	(67)	371
Warranty Reserves	530	756	(735)	(135)	416
Customer Reserves	1,305	2,809	(2,205)	(937)	972

2006
Reorganization of Businesses	103	221	(143)	(23)	158
Allowance for Doubtful Accounts	101	50	(58)	(15)	78
Allowance for Losses on Finance Receivables	12	5	(8)	1	10
Inventory Reserves	529	517	(490)	(140)	416
Warranty Reserves	467	977	(891)	(23)	530
Customer Reserves	1,171	4,218	(3,597)	(487)	1,305

2005
Reorganization of Businesses	114	91	(81)	(21)	103
Allowance for Doubtful Accounts	173	17	(14)	(75)	101
Allowance for Losses on Finance Receivables	1,966	—	(1,926)	(28)	12
Inventory Reserves	522	569	(389)	(173)	529
Warranty Reserves	472	816	(696)	(125)	467
Customer Reserves	842	3,215	(2,588)	(298)	1,171

(1)	Includes translation adjustments.

16.	Quarterly and Other Financial Data (unaudited)*

	2007				2006
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Operating Results
Net sales	$9,433	$8,732	$8,811	$9,646	$9,632	$10,820	$10,603	$11,792
Costs of sales	6,979	6,279	6,306	7,106	6,701	7,463	7,233	8,723

Gross margin	2,454	2,453	2,505	2,540	2,931	3,357	3,370	3,069

Selling, general and administrative expenses	1,313	1,296	1,210	1,273	1,069	1,154	1,123	1,158
Research and development expenditures	1,117	1,115	1,100	1,097	964	1,035	1,046	1,061
Other charges (income)	390	200	205	189	49	(354)	233	97

Operating earnings (loss)	(366)	(158)	(10)	(19)	849	1,522	968	753

Earnings (loss) from continuing operations	(218)	(38)	40	111	656	1,349	727	529
Net earnings (loss)	(181)	(28)	60	100	686	1,384	968	623
Per Share Data (in dollars)
Continuing Operations:
Basic earnings (loss) per common share	$(0.09)	$(0.02)	$0.02	$0.05	$0.26	$0.55	$0.30	$0.22
Diluted earnings (loss) per common share	(0.09)	(0.02)	0.02	0.05	0.26	0.54	0.29	0.21
Net Earnings:
Basic earnings (loss) per common share	(0.08)	(0.01)	0.03	0.04	0.28	0.56	0.40	0.26
Diluted earnings (loss) per common share	(0.08)	(0.01)	0.03	0.04	0.27	0.55	0.39	0.25
Dividends declared	0.05	0.05	0.05	0.05	0.04	0.05	0.05	0.05
Dividends paid	0.05	0.05	0.05	0.05	0.04	0.04	0.05	0.05
Stock prices
High	20.91	19.18	18.88	19.68	24.67	24.24	25.55	26.30
Low	17.45	17.32	15.61	14.87	20.22	19.01	18.66	20.17

*	Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2007 presentation.

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

Management’s Report on Internal Control Over Financial Reporting.

Motorola’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2007. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Motorola, Inc.:

We have audited Motorola, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Motorola, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
February 28, 2008

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” of Motorola’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “What Are the Committees of the Board?” and “Report of Audit and Legal Committee” of Motorola’s Proxy Statement.

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

Item 11: Executive Compensation

The response to this Item incorporates by reference the information under the captions “How Are the Directors Compensated?,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2007,” “Outstanding Equity Awards at 2007 Fiscal Year-End,” “Option Exercises and Stock Vested for 2007,” “Pension Benefits in 2007,” “Nonqualified Deferred Compensation in 2007,” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” of Motorola’s Proxy Statement.

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

Form of Motorola Stock Option Consideration Agreement for Edward J. Zander

Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options, granted to Edward J. Zander on May 8, 2007 (Market-based vesting)

Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options granted to Gregory Q. Brown on January 31, 2008 (Market-based vesting)

Form of Motorola Stock Option Consideration Agreement for Gregory Q. Brown for option grants on or after January 31, 2008

Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after January 31, 2008

Form of Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options for Paul J. Liska (Sign-on Grant)

Form of Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options for Paul J. Liska (Market-based vesting).

Form of Motorola Stock Option Consideration Agreement for Paul J. Liska

Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Paul J. Liska relating to the Motorola Omnibus Incentive Plan of 2006 (Sign-on Grant)

Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Paul J. Liska relating to the Motorola Omnibus Incentive Plan of 2006

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

Motorola Amended and Restated Incentive Plan of 1998

Share Option Plan of 1996

Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002

Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000 (collectively the “Prior Plans”)

Form of Motorola, Inc. Restricted Stock Agreement, relating to the Prior Plans

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

2006 Motorola Incentive Plan

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

Motorola, Inc. Senior Officer Change in Control Severance Plan

Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005

Arrangement for directors’ fees for non-employee directors

Insurance covering non-employee directors and their spouses

Description of Certain Compensatory Arrangements between Motorola, Inc. and Gregory Q. Brown

Description of Certain Compensatory Arrangements between Motorola, Inc. and Paul J. Liska

Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003, as amended

Chairman/CEO Retirement Term Sheet dated November 29, 2007 for Edward J. Zander

Amended and Restated Employment Agreement between Thomas J. Meredith and Motorola, Inc.

Agreement between Motorola, Inc. and Adrian Nemcek dated July 18, 2006

Agreement between Motorola, Inc. and David Devonshire dated September 18, 2007

Agreement between Ruth Fattori and Motorola, Inc. dated December 20, 2007

(b)	Exhibits:

See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Motorola, Inc.:

We consent to incorporation by reference in the registration statements on Forms S-8 (Nos. 33-59285, 333-51847, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612, 333-60976, 333-87724, 333-87728, 333-87730, 333-104259, 333-105107, 333-123879, 333-133736 and 333-142845) and S-3 (Nos. 333-75940, 333-76637 and 333-36320) of Motorola, Inc. of our reports dated February 28, 2008, with respect to the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and the effectiveness of internal control over financial reporting as of December 31, 2007, which reports appear in the December 31, 2007 annual report on Form 10-K of Motorola, Inc. Our report on the consolidated financial statements refers to the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

Chicago, Illinois
February 28, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Gregory Q. Brown
Gregory Q. Brown
President and Chief Executive Officer

February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Q. Brown Gregory Q. Brown	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Thomas J. Meredith Thomas J. Meredith	Executive Vice President, Acting Chief Financial Officer and Director (Principal Financial Officer)	February 28, 2008

/s/ Marc E. Rothman Marc E. Rothman	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 28, 2008

/s/ Edward J. Zander Edward J. Zander	Chairman of the Board	February 28, 2008

/s/ David W. Dorman David W. Dorman	Director	February 28, 2008

/s/ Judy C. Lewent Judy C. Lewent	Director	February 28, 2008

/s/ Nicholas Negroponte Nicholas Negroponte	Director	February 28, 2008

/s/ Samuel C. Scott III Samuel C. Scott III	Director	February 28, 2008

/s/ Ron Sommer Ron Sommer	Director	February 28, 2008

/s/ James R. Stengel James R. Stengel	Director	February 28, 2008

Signature	Title	Date

/s/ Anthony J. Vinciquerra Anthony J. Vinciquerra	Director	February 28, 2008

/s/ Douglas A. Warner III Douglas A. Warner III	Director	February 28, 2008

/s/ Dr. John A. White Dr. John A. White	Director	February 28, 2008

/s/ Miles D. White Miles D. White	Director	February 28, 2008

EXHIBIT INDEX

Exhibit No.		Exhibit

2.1		Agreement and Plan of Merger, dated as of September 18, 2006, among Motorola, Inc., Motorola GTG Subsidiary I Corp. and Symbol Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Motorola’s Report on Form 8-K filed on September 25, 2006 (File No. 1-7221)).

2.2		Amendment No. 1, dated as of October 30, 2006, to Agreement and Plan of Merger, dated as of September 18, 2006, among Motorola, Inc., Motorola GTG Subsidiary I Corp. and Symbol Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006) (File No. 1-7221)).

3.1		Restated Certificate of Incorporation of Motorola, Inc., as amended through May 3, 2000 (incorporated by reference to Exhibit 3(i)(b) to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000) (File No. 1-7221)).

3.2		Motorola, Inc. Amended and Restated Bylaws as of February 23, 2006 (incorporated by reference to Exhibit 3.1 to Motorola’s Report on Form 8-K filed March 1, 2006 (File No. 1-7221)).

4	.1(a)	Senior Indenture, dated as of May 1, 1995, between The Bank of New York Trust Company, N.A. (as successor Trustee to JPMorgan Chase Bank (as successor in interest to Bank One Trust Company) and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) and Motorola, Inc. (incorporated by reference to Exhibit 4(d) of the Registrant’s Registration Statement on Form S-3 dated September 25, 1995 (Registration No. 33-62911)).

4	.1(b)	Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.2(b) to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).

Certain instruments defining the rights of holders of long-term debt of Motorola and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph(4)(iii)(A) of Item 601 of Regulation S-K. Motorola agrees to furnish a copy of any such instrument to the Commission upon request.

*10	.1	Motorola Omnibus Incentive Plan of 2006 (As Amended and Restated as of January 30, 2008).

10.2		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after February 11, 2007 (incorporated by reference to Exhibit 10.37 to Motorola’s Report on Form 8-K filed on February 15, 2007 (File No. 1-7221)).

10.3		Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after February 27, 2007 (incorporated by reference to Exhibit 10.3 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.4		Form of Motorola Stock Option Consideration Agreement for grants on or after February 27, 2007 (incorporated by reference to Exhibit 10.4 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.5		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants on or after February 11, 2007 (incorporated by reference to Exhibit 10.5 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

Exhibit No.		Exhibit

10.6		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan for 2006 for grants on or after February 11, 2007 (incorporated by reference to Exhibit 10.6 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.7		Form of Motorola Stock Option Consideration Agreement for Edward J. Zander for grants on or after May 2, 2006 (incorporated by reference to Exhibit 10.41 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006) ( File No. 1-7221)).

10.8		Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options, granted to Edward J. Zander on May 8, 2007 (Market-based vesting) (incorporated by reference to Exhibit 10.40 to Motorola’s Report on Form 8-K filed on May 14, 2007 (File No. 1-7221)).

*10	.9	Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options granted to Gregory Q. Brown on January 31, 2008 (Market-based vesting).

*10	.10	Form of Motorola Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 31, 2008.

*10	.11	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after January 31, 2008.

*10	.12	Form of Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options for Paul J. Liska (Sign-on Grant).

*10	.13	Form of Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options for Paul J. Liska (Market-based vesting).

*10	.14	Form of Motorola Stock Option Consideration Agreement for Paul J. Liska.

*10	.15	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Paul J. Liska relating to the Motorola Omnibus Incentive Plan of 2006 (Sign-on Grant).

*10	.16	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Paul J. Liska relating to the Motorola Omnibus Incentive Plan of 2006.

10.17		Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, for acquisitions on or after February 11, 2007 (incorporated by reference to Exhibit 10.8 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.18		Form of Deferred Stock Units Award Agreement between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants on or after February 11, 2007 (incorporated by reference to Exhibit 10.9 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.19		Motorola Omnibus Incentive Plan of 2003, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.1 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.20		Motorola Omnibus Incentive Plan of 2002, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

Exhibit No.	Exhibit

10.21	Motorola Omnibus Incentive Plan of 2000, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.3 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.22	Motorola Compensation/ Acquisition Plan of 2000, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.4 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.23	Motorola Amended and Restated Incentive Plan of 1998, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.5 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.24	Share Option Plan of 1996, as amended through May 7, 1997 (incorporated by reference to Exhibit 10.6 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-7221)).

10.25	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).

10.26	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/ Acquisition Plan of 2000 for grants on or after May 2, 2005 (incorporated by reference to Exhibit 10.46 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005 (File No. 1-7221)).

10.27	Form of Motorola, Inc. Restricted Stock Agreement, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, for grants on or after July 29, 2004 (incorporated by reference to Exhibit 10.11 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.28	Form of Motorola, Inc. Restricted Stock Unit Agreement (Cliff Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, for grants on or after July 29, 2004 (incorporated by reference to Exhibit 10.12 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.29	Form of Motorola, Inc. Restricted Stock Unit Agreement (Periodic Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, for grants on or after July 29, 2004 (incorporated by reference to Exhibit 10.34 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.30	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998, for grants on or after February 14, 2005 (incorporated by reference to Exhibit 10.24(b) to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.31	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2003, for grants on or after May 3, 2005 (incorporated by reference to Exhibit No. 10.45 to Motorola’s Report on Form 8-K filed on May 6, 2005 (File No. 1-7221)).

Exhibit No.		Exhibit

10.32		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2003 (incorporated by reference to Exhibit 10.33 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.33		Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2003 or any successor plan, for acquisitions from January 1, 2006 to February 11, 2007 (incorporated by reference to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-7221)).

10.34		Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

*10	.35	2006 Motorola Incentive Plan (As Amended and Restated as of January 30, 2008).

*10	.36	Motorola Long-Range Incentive Plan (LRIP) of 2005 (As Amended and Restated as of January 30, 2008).

*10	.37	Motorola Long-Range Incentive Plan (LRIP) of 2006 (As Amended and Restated as of January 30, 2008).

10.38		Motorola Elected Officers Supplementary Retirement Plan, as amended through May 8, 2007 (incorporated by reference to Exhibit No. 10.29 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-7221)).

10.39		Motorola Management Deferred Compensation Plan, as amended through May 2, 2006 (incorporated by reference to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 1-7221)).

10.40		Motorola, Inc. Senior Officer Change in Control Severance Plan, amended on May 2, 2006 (incorporated by reference to Exhibit 10.30 to Motorola’s Annual Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 1-7221)).

10.41		Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005 (incorporated by reference to Exhibit 10.36 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.42		Arrangement for directors’ fees and retirement plan for non-employee directors (description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of Motorola’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2008 (“Motorola Proxy Statement”)).

10.43		Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of the Motorola Proxy Statement and to Exhibit 10.38 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

*10	.44	Description of Certain Compensatory Arrangements between Motorola, Inc. and Gregory Q. Brown.

*10	.45	Description of Certain Compensatory Arrangements between Motorola, Inc. and Paul J. Liska.

10.46		Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003 as amended through May 11, 2007 (incorporated by reference to Exhibit 10.35 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-7221)).

*10	.47	Chairman/CEO Retirement Term Sheet dated November 29, 2007 for Edward J. Zander.

Exhibit No.		Exhibit

*10	.48	Amended and Restated Employment Agreement between Thomas J. Meredith and Motorola, Inc. (As Amended January 30, 2008).

10.49		Agreement between Motorola, Inc. and Adrian Nemcek dated July 18, 2006 (incorporated by reference to Exhibit 10.45 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006 (File No. 1-7221)).

10.50		Agreement between Motorola, Inc. and David Devonshire dated September 18, 2007 (incorporated by reference to Exhibit 10.41 to Motorola’s Report on Form 8-K filed on September 19, 2007 (File No. 1-7221)).

*10	.51	Agreement between Ruth Fattori and Motorola, Inc. dated December 20, 2007.

*12		Statement regarding Computation of Ratio of Earnings to Fixed Charges.

*21		Subsidiaries of Motorola.

23		Consent of Independent Registered Public Accounting Firm, see page 128 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

*31	.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of Thomas J. Meredith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Certification of Thomas J. Meredith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith