Form 10-Q
period 2008-03-29
MOTOROLA INC
filed 2008-05-07
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 29, 2008
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
(847) 576-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 29, 2008:

Class	Number of Shares

Common Stock; $3 Par Value	2,255,223,887

Part I — Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In millions, except per share amounts)	2008	2007

Net sales	$7,448	$9,433
Costs of sales	5,303	6,979

Gross margin	2,145	2,454

Selling, general and administrative expenses	1,183	1,313
Research and development expenditures	1,054	1,117
Other charges	177	390

Operating loss	(269)	(366)

Other income (expense):
Interest income (expense), net	(2)	41
Gain (loss) on sales of investments and businesses, net	19	(1)
Other	(9)	(1)

Total other income (expense)	8	39

Loss from continuing operations before income taxes	(261)	(327)
Income tax benefit	(67)	(109)

Loss from continuing operations	(194)	(218)
Earnings from discontinued operations, net of tax	—	37

Net loss	$(194)	$(181)

Earnings (loss) per common share:
Basic:
Continuing operations	$(0.09)	$(0.09)
Discontinued operations	—	0.01

	$(0.09)	$(0.08)

Diluted:
Continuing operations	$(0.09)	$(0.09)
Discontinued operations	—	0.01

	$(0.09)	$(0.08)

Weighted average common shares outstanding:
Basic	2,257.0	2,372.3
Diluted	2,257.0	2,372.3

Dividends paid per share	$0.05	$0.05

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

	March 29,	December 31,
(In millions, except per share amounts)	2008	2007

ASSETS
Cash and cash equivalents	$2,693	$2,752
Sigma Fund	3,890	5,242
Short-term investments	465	612
Accounts receivable, net	4,770	5,324
Inventories, net	2,941	2,836
Deferred income taxes	1,951	1,891
Other current assets	3,773	3,565

Total current assets	20,483	22,222

Property, plant and equipment, net	2,577	2,480
Sigma Fund	673	—
Investments	801	837
Deferred income taxes	2,679	2,454
Goodwill	4,517	4,499
Other assets	2,403	2,320

Total assets	$34,133	$34,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$174	$332
Accounts payable	3,660	4,167
Accrued liabilities	7,942	8,001

Total current liabilities	11,776	12,500

Long-term debt	4,074	3,991
Other liabilities	3,103	2,874

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,767	6,792
Issued shares: 03/29/08 — 2,255.8; 12/31/07 — 2,264.0
Outstanding shares: 03/29/08 — 2,255.2; 12/31/07 — 2,263.1
Additional paid-in capital	749	782
Retained earnings	8,269	8,579
Non-owner changes to equity	(605)	(706)

Total stockholders’ equity	15,180	15,447

Total liabilities and stockholders’ equity	$34,133	$34,812

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Non-Owner Changes to Equity
			Fair Value
		Common	Adjustment	Foreign
		Stock and	to Available	Currency	Retirement
		Additional	for Sale	Translation	Benefits
		Paid-in	Securities,	Adjustments,	Adjustments,	Retained	Comprehensive
(In millions, except per share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Earnings	Loss

Balances at December 31, 2007 (as reported)	2,264.0	$7,574	$(59)	$16	$(663)	$8,579
Cumulative effect — Postretirement Insurance Plan					(41)	(4)

Balances at January 1, 2008	2,264.0	7,574	(59)	16	(704)	8,575

Net loss						(194)	$(194)
Net unrealized loss on securities (net of tax of $16)			(31)				(31)
Foreign currency translation adjustments (net of tax of $3)				170			170
Amortization of retirement benefit adjustments (net of tax of $3)					3		3
Issuance of common stock and stock options exercised	0.8	12
Share repurchase program	(9.0)	(138)
Excess tax benefits from share-based compensation		1
Stock option and employee stock purchase plan expense		67
Dividends declared ($0.05 per share)						(112)

Balances at March 29, 2008	2,255.8	$7,516	$(90)	$186	$(701)	$8,269	$(52)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(In millions)	2008	2007

Operating
Net loss	$(194)	$(181)
Less: Earnings from discontinued operations	—	37

Loss from continuing operations	(194)	(218)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	204	219
Non-cash other charges	(1)	112
Share-based compensation expense	78	73
Loss (gain) on sales of investments and businesses, net	(19)	1
Deferred income taxes	(278)	(181)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	627	1,095
Inventories	(46)	146
Other current assets	(166)	62
Accounts payable and accrued liabilities	(636)	(1,471)
Other assets and liabilities	88	170

Net cash provided by (used for) operating activities from continuing operations	(343)	8

Investing
Acquisitions and investments, net	(140)	(4,131)
Proceeds from sales of investments and businesses	21	50
Capital expenditures	(111)	(92)
Proceeds from sales of property, plant and equipment	5	54
Proceeds from sales of Sigma Fund investments, net	631	6,787
Proceeds from sales (purchases) of short-term investments	147	(181)

Net cash provided by investing activities from continuing operations	553	2,487

Financing
Net proceeds from (repayment of) commercial paper and short-term borrowings	(54)	59
Repayment of debt	(114)	(163)
Issuance of common stock	6	46
Purchase of common stock	(138)	(2,360)
Payment of dividends	(114)	(119)
Distribution to discontinued operations	(4)	—
Other, net	3	8

Net cash used for financing activities from continuing operations	(415)	(2,529)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	146	(45)

Discontinued Operations
Net cash used for operating activities from discontinued operations	(4)	—
Net cash provided by (used for) investing activities from discontinued operations	—	—
Net cash provided by financing activities from discontinued operations	4	—
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	—	—

Net cash provided by (used for) discontinued operations	—	—

Net decrease in cash and cash equivalents	(59)	(79)
Cash and cash equivalents, beginning of period	2,752	2,816

Cash and cash equivalents, end of period	$2,693	$2,737

Cash Flow Information

Cash paid during the period for:
Interest, net	$19	$56
Income taxes, net of refunds	161	104

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except as noted)

1. Basis of Presentation

The condensed consolidated financial statements as of March 29, 2008 and for the three months ended March 29, 2008 and March 31, 2007, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 29, 2008 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2008 presentation.

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

2. Other Financial Data

Statements of Operations Information

Other Charges

Other charges included in Operating loss consist of the following:

	March 29,	March 31,
Three Months Ended	2008	2007

Other charges:
Amortization of intangible assets	$83	$95
Reorganization of businesses	74	85
Legal settlement	20	115
In-process research and development charges	—	95

	$177	$390

Other Income (Expense)

Interest income (expense), net, and Other both included in Other income (expense) consist of the following:

	March 29,	March 31,
Three Months Ended	2008	2007

Interest income (expense), net:
Interest expense	$(78)	$(93)
Interest income	76	134

	$(2)	$41

Other:
Investment impairments	$(22)	$(19)
Foreign currency gain	1	15
Gain on interest rate swaps	24	—
Other	(12)	3

	$(9)	$(1)

During the three months ended December 31, 2007, the Company concurrently with the issuance of debt entered into several interest rate swaps to convert the fixed rate interest cost of the debt to a floating rate. At the time of entering into these interest rate swaps, the swaps were designated as fair value hedges and qualified for hedge accounting. The swaps were originally designated as fair value hedges of the underlying debt, including the Company’s credit spread. During the three months ended March 29, 2008, the swaps were no longer considered effective hedges because of the volatility in the price of Motorola’s fixed-rate domestic term debt and the swaps were dedesignated. Motorola was able to redesignate the same interest rate swaps as fair value hedges of the underlying debt, exclusive of the Company’s credit spread. For the period of time during the quarter that the swaps were deemed ineffective hedges, Motorola recognized a gain of approximately $24 million.

Loss Per Common Share

Basic and diluted loss per common share from both continuing operations and net loss, which includes discontinued operations is computed as follows:

	Continuing Operations		Net Loss
	March 29,	March 31,	March 29,	March 31,
Three Months Ended	2008	2007	2008	2007

Basic loss per common share:
Loss	$(194)	$(218)	$(194)	$(181)
Weighted average common shares outstanding	2,257.0	2,372.3	2,257.0	2,372.3

Per share amount	$(0.09)	$(0.09)	$(0.09)	$(0.08)

Diluted loss per common share:
Loss	$(194)	$(218)	$(194)	$(181)

Weighted average common shares outstanding	2,257.0	2,372.3	2,257.0	2,372.3

Diluted weighted average common shares outstanding	2,257.0	2,372.3	2,257.0	2,372.3

Per share amount	$(0.09)	$(0.09)	$(0.09)	$(0.08)

For the three months ended March 29, 2008 and March 31, 2007, the Company was in a net loss position and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive. In the computation of diluted loss per common share from both continuing operations and on a net loss basis for the three months ended March 29, 2008 and March 31, 2007, the assumed exercise of 175.8 million and 85.9 million stock options, respectively, would have been excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Sigma Fund and Investments

Sigma Fund and Investments consist of the following:

	Recorded Value				Less
	Sigma Fund	Sigma Fund	Short-term		Unrealized	Unrealized	Cost
March 29, 2008	Current	Non-current	Investments	Investments	Gains	Losses	Basis

Cash	$7	$—	$—	$—	$—	$—	$7
Certificates of deposit	36	—	385	—	—	—	421
Available-for-sales securities:
Commercial paper	886	—	—	—	—	—	886
Government and agencies	39	—	—	—	—	—	39
Corporate bonds	2,525	549	—	—	—	(83)	3,157
Asset-backed securities	258	75	—	—	—	(10)	343
Mortgage-backed securities	139	49	—	—	—	(6)	194
Common stock and equivalents	—	—	—	320	24	(68)	364
Other	—	—	80	—	—	—	80

	3,890	673	465	320	24	(167)	5,491
Other securities, at cost	—	—	—	393	—	—	393
Equity method investments	—	—	—	88	—	—	88

	$3,890	$673	$465	$801	$24	$(167)	$5,972

	Recorded Value			Less
	Sigma Fund	Short-term		Unrealized	Unrealized	Cost
December 31, 2007	Current	Investments	Investments	Gains	Losses	Basis

Cash	$16	$—	$—	$—	$—	$16
Certificates of deposit	156	509	—	—	—	665
Available-for-sales securities:
Commercial paper	1,282	—	—	—	—	1,282
Government and agencies	25	19	—	—	—	44
Corporate bonds	3,125	1	—	1	(48)	3,173
Asset-backed securities	420	—	—	—	(5)	425
Mortgage-backed securities	209	—	—	—	(5)	214
Common stock and equivalents	—	—	333	40	(79)	372
Other	9	83	—	—	—	92

	5,242	612	333	41	(137)	6,283
Other securities, at cost	—	—	414	—	—	414
Equity method investments	—	—	90	—	—	90

	$5,242	$612	$837	$41	$(137)	$6,787

As of March 29, 2008, the fair market value of the Sigma Fund was $4.6 billion, of which $3.9 billion has been classified as current and $673 million has been classified as non-current, as compared to $5.2 billion at December 31, 2007, all classified as current. For the three months ended March 29, 2008, the Company recorded a $42 million reduction in the available-for-sale securities held in the Sigma Fund, reflecting a decline in the fair value of the securities. The total unrealized loss on the Sigma Fund portfolio at the end of March 29, 2008 is $99 million, of which $28 million relates to the securities classified as current and $71 million relates to securities classified as non-current. As of December 31, 2007, the unrealized loss on the Sigma Fund portfolio was $57 million, all classified as current. The unrealized losses have been reflected as a reduction in Non-owner changes to equity. During the three months ended March 29, 2008, there have been no significant changes to the underlying securities held in the Sigma Fund investment portfolio.

During the three months ended March 29, 2008, the Company classified $673 million of Sigma Fund investments as non-current because they have maturities greater than 12 months, the market values are below cost and the Company plans to hold the securities until they recover to cost or until maturity. The Company believes this decline is temporary, primarily due to the recent disruptions in the capital markets. The majority of these securities have investment grade ratings. Accordingly, the Company believes it is probable that it will be able to collect all amounts it is owed under these securities according to their contractual terms, which may be at maturity. If it becomes probable that the Company will not collect the amounts in accordance with the contractual terms of the security, the Company considers the decline other-than-temporary. For the three months ended March 29, 2008, the Company recorded $4 million of other-than-temporary declines in the Sigma Fund investments as investment impairment charges in the condensed consolidated statements of operations.

The Company recorded investment impairment charges of $22 million and $19 million for the three months ended March 29, 2008 and March 31, 2007, respectively, representing other-than-temporary declines in the value of its Sigma Fund and investment portfolio.

Accounts Receivable

Accounts receivable, net, consists of the following:

	March 29,	December 31,
	2008	2007

Accounts receivable	$4,951	$5,508
Less allowance for doubtful accounts	(181)	(184)

	$4,770	$5,324

Inventories

Inventories, net, consist of the following:

	March 29,	December 31,
	2008	2007

Finished goods	$1,799	$1,737
Work-in-process and production materials	1,532	1,470

	3,331	3,207
Less inventory reserves	(390)	(371)

	$2,941	$2,836

Other Current Assets

Other current assets consists of the following:

	March 29,	December 31,
	2008	2007

Costs and earnings in excess of billings	$1,265	$995
Contract related deferred costs	839	763
Contractor receivables	590	960
Value added tax refunds receivable	364	321
Other	715	526

	$3,773	$3,565

Property, Plant, and Equipment

Property, plant and equipment, net, consists of the following:

	March 29,	December 31,
	2008	2007

Land	$158	$134
Building	2,045	1,934
Machinery and equipment	5,821	5,745

	8,024	7,813
Less accumulated depreciation	(5,447)	(5,333)

	$2,577	$2,480

Depreciation expense for the three months ended March 29, 2008 and March 31, 2007 was $121 million and $124 million, respectively.

Other Assets

Other assets consist of the following:

	March 29,	December 31,
	2008	2007

Intangible assets, net of accumulated amortization of $901 and $819	$1,201	$1,260
Prepaid royalty license arrangements	407	364
Contract related deferred costs	165	180
Long-term receivables, net of allowances of $3 and $5	75	68
Other	555	448

	$2,403	$2,320

Accrued Liabilities

Accrued liabilities consist of the following:

	March 29,	December 31,
	2008	2007

Deferred revenue	$1,497	$1,235
Compensation	934	772
Customer reserves	818	972
Contractor payables	590	875
Customer downpayments	449	509
Warranty reserves	358	416
Tax liabilities	240	234
Other	3,056	2,988

	$7,942	$8,001

Other Liabilities

Other liabilities consist of the following:

	March 29,	December 31,
	2008	2007

Unrecognized tax benefits	$971	$933
Defined benefit plan obligations	675	562
Deferred revenue	400	393
Royalty license arrangement	308	282
Postretirement health care benefit plans	145	144
Other	604	560

	$3,103	$2,874

Stockholders’ Equity Information

Share Repurchase Program

During the three months ended March 29, 2008 and March 31, 2007, the Company repurchased 9 million and 121 million of its common shares at an aggregate cost of $138 million and $2.4 billion, respectively. Since the inception of its share repurchase program in May 2005, the Company has repurchased a total of 394 million common shares for an aggregate cost of $7.9 billion. All repurchased shares have been retired. As of March 29, 2008, the Company remained authorized to purchase an aggregate amount of up to $3.6 billion of additional shares under the current repurchase program.

3. Income Taxes

The Company had unrecognized tax benefits of $1.5 billion and $1.4 billion, at March 29, 2008 and December 31, 2007, respectively, of which approximately $670 million and $590 million, if recognized, would affect the effective tax rate.

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

Based on the potential outcome of the Company’s global tax examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, are estimated to be in the range of $20 million to $150 million with no significant net cash tax payments.

4. Retirement Benefits

Defined Benefit Plans

The net periodic pension cost for the Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”), and Non-U.S. plans was as follows:

	March 29, 2008			March 31, 2007
	Regular	Officers’	Non	Regular	Officers’	Non
Three Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$26	$1	$13	$29	$2	$10
Interest cost	81	2	32	77	2	21
Expected return on plan assets	(98)	(1)	(29)	(85)	(1)	(18)
Amortization of:
Unrecognized net loss	13	1	—	29	1	5
Unrecognized prior service cost	(8)	—	—	(7)	—	—
Settlement/curtailment loss	—	3	—	—	2	—

Net periodic pension cost	$14	$6	$16	$43	$6	$18

During the three months ended March 29, 2008, aggregate contributions of $13 million were made to the Company’s Non-U.S. plans. The Company contributed $60 million to its Regular Pension Plan subsequent to the three months ended March 29, 2008.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

	March 29,	March 31,
Three Months Ended	2008	2007

Service cost	$3	$2
Interest cost	6	7
Expected return on plan assets	(5)	(4)
Amortization of:
Unrecognized net loss	1	2
Unrecognized prior service cost	(1)	(1)

Net postretirement health care expense	$4	$6

The Company contributed $5 million to its postretirement healthcare fund subsequent to the three months ended March 29, 2008.

The Company maintains a number of endorsement split-dollar life insurance policies that were taken out on now-retired officers under a plan that was frozen prior to December 31, 2004. The Company had purchased the life insurance policies to insure the lives of employees and then entered into a separate agreement with the employees that split the policy benefits between the Company and the employee. Motorola owns the policies, controls all rights of ownership, and may terminate the insurance policies. To effect the split-dollar arrangement, Motorola endorsed a portion of the death benefits to the employee and upon the death of the employee, the employee’s beneficiary typically receives the designated portion of the death benefits directly from the insurance company and the Company receives the remainder of the death benefits.

The Company adopted the provisions of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) as of January 1, 2008. EITF 06-4 requires that a liability for the benefit obligation be recorded because the promise of postretirement benefit had not been settled through the purchase of an endorsement split-dollar life insurance arrangement. As a result of the adoption of EITF 06-4, the Company recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Non-owner changes to equity in the amounts of $4 million and

$41 million, respectively, in the Company’s condensed consolidated statement of stockholders’ equity. Additionally, as of January 1, 2008, the cash surrender value of these endorsement split-dollar policies is $103 million, and is included in Other assets in the Company’s condensed consolidated balance sheets. It is currently expected that no further cash payments are required to fund these policies.

5. Share-Based Compensation Plans

A summary of share-based compensation expense related to restricted stock, restricted stock units, employee stock options and employee stock purchases was as follows (in millions, except per share amounts):

	March 29,	March 31,
Three Months Ended	2008	2007

Share-based compensation expense included in:
Costs of sales	$8	$8
Selling, general and administrative expenses	47	43
Research and development expenditures	23	22

Share-based compensation expense included in Operating loss	78	73
Tax benefit	24	22

Share-based compensation expense, net of tax	$54	$51

Increase in Basic loss per share	$(0.02)	$(0.02)
Increase in Diluted loss per share	$(0.02)	$(0.02)

6. Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. In February 2008, the FASB issued staff position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. There are no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 29, 2008. Under FSP 157-2, the Company will measure the remaining assets and liabilities no later than the first quarter of 2009.

The Company holds certain fixed income securities, equity securities and derivatives, which must be measured using the SFAS 157 prescribed fair value hierarchy and related valuation methodologies. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about current market conditions. The prescribed fair value hierarchy and related valuation methodologies are as follows:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

Level 3 — Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The fair value of the Company’s financial assets and liabilities was as follows:

March 29, 2008	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund:
Commercial paper	$—	$886	$—	$886
Government and agencies	—	39	—	39
Corporate bonds	—	3,035	39	3,074
Asset-backed securities	—	333	—	333
Mortgage-backed securities	—	188	—	188
Common stock and equivalents	320	—	—	320
Derivative assets	—	161	—	161

Liabilities:
Derivative liabilities	—	67	—	67

The following table summarizes the changes in fair value of our Level 3 assets:

2008

Balance at January 1	$35
Transfers in to Level 3	10
Unrealized losses included in Non-owner changes to equity	(2)
Loss recognized as Investment impairment in Other income (expense)	(4)

Balance at March 29	$39

Valuation Methodologies

Quoted market prices in active markets are available for investments in common stock and equivalents, and as such, these investments are classified within Level 1.

The fixed income securities classified above as Level 2 are those that are professionally managed within the Sigma Fund. The pricing methodology applied includes a number of standard inputs to the valuation model including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on the market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

In determining the fair value of the Company’s interest rate swap derivatives, the Company uses the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty. For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since the Company only uses observable inputs in its valuation of its derivative assets and liabilities, they are considered Level 2.

Level 3 fixed income securities are debt securities that do not have actively traded quotes on the date the Company presents it condensed consolidated balance sheets and require the use of unobservable inputs, such as indicative quotes from dealers and qualitative input from investment advisors, to value these securities.

At March 29, 2008, the Company has $618 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds have quoted market prices that are generally equivalent to par.

7. Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	March 29,	December 31,
	2008	2007

Long-term receivables	$110	$123
Less allowance for losses	(3)	(5)

	107	118
Less current portion	(32)	(50)

Non-current long-term receivables, net	$75	$68

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. Interest income recognized on long-term receivables was $1 million and $2 million for the three months ended March 29, 2008 and March 31, 2007, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide long-term financing, defined as financing with terms greater than one year, in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $385 million and $610 million at March 29, 2008, and December 31, 2007, respectively. Of these amounts, $335 million and $454 million were supported by letters of credit or by bank commitments to purchase long-term receivables at March 29, 2008, and December 31, 2007, respectively.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $33 million and $42 million at March 29, 2008 and December 31, 2007, respectively (including $24 million and $23 million at March 29, 2008 and December 31, 2007, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million at March 29, 2008 and December 31, 2007 (including $0 million at both March 29, 2008 and December 31, 2007 relating to the sale of short-term receivables).

Sales of Receivables

The Company sells accounts receivables and long-term receivables to third parties in transactions that qualify as “true-sales.” Certain of these accounts receivables and long-term receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed on an annual basis. The Company may or may not retain the obligation to service the sold accounts receivables and long-term receivables.

In the aggregate, at March 29, 2008, these committed facilities provided for up to $1.3 billion to be outstanding with the third parties at any time, as compared to up to $1.4 billion provided at December 31, 2007. As of March 29, 2008, $524 million of the Company’s committed facilities were utilized, compared to $497 million utilized at December 31, 2007. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total accounts receivables and long-term receivables sold by the Company were $745 million and $1.5 billion during the three months ended March 29, 2008 and March 31, 2007, respectively. As of March 29, 2008, there were $863 million of receivables outstanding under these programs for which the Company retained servicing obligations (including $430 million of accounts receivables), compared to $978 million outstanding at December 31, 2007 (including $587 million of accounts receivables).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $24 million and $23 million at March 29, 2008 and December 31, 2007, respectively. Reserves of $1 million were recorded for potential losses on sold receivables at both March 29, 2008 and December 31, 2007.

8. Commitments and Contingencies

Legal

Iridium Program:  The Company has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business which, on March 15, 2001, were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. In April 2008, the parties reached an agreement in principle, subject to court approval, to settle all claims against Motorola in exchange for Motorola’s payment of $20 million. A charge of $20 million was recorded in the three months ended March 29, 2008 to reserve this amount.

The Company was sued by the Official Committee of the Unsecured Creditors of Iridium (the “Committee”) in the United States Bankruptcy Court for the Southern District of New York (the “Iridium Bankruptcy Court”) on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty and fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. The parties have reached an agreement in principle to settle the matter and on April 22, 2008, Iridium submitted the settlement to the Bankruptcy Court for approval. If approved, the settlement would provide Motorola with a release ending all bankruptcy litigation with no payment required of Motorola, and in turn Motorola would not receive payment from the Iridium estate.

Other:  The Company is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Iridium program matters and other matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $194 million, of which the Company accrued $123 million as of March 29, 2008 for potential claims under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements. However, there is an increasing risk in relation to patent indemnities given the current legal climate.

In all indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, and, in some instances, the Company may have recourse against third parties for certain payments made by the Company.

The Company’s operating results are dependent upon its ability to obtain timely and adequate delivery of quality materials, parts and components to meet the demands of our customers. Furthermore, certain of our components are available only from a single source or limited sources. Even where alternative sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which may have an adverse effect on the Company’s operating results.

9. Segment Information

Business segment Net sales and Operating earnings (loss) from continuing operations for the three months ended March 29, 2008 and March 31, 2007 are as follows:

	March 29,	March 31,	%
Three Months Ended	2008	2007	Change

Segment Net Sales:
Mobile Devices	$3,299	$5,408	(39)%
Home and Networks Mobility	2,383	2,337	2
Enterprise Mobility Solutions	1,806	1,717	5

	7,488	9,462
Other and Eliminations	(40)	(29)

	$7,448	$9,433	(21)

	March 29,	% of	March 31,	% of
Three Months Ended	2008	Sales	2007	Sales

Segment Operating Earnings (Loss):
Mobile Devices	$(418)	(13)%	$(233)	(4)%
Home and Networks Mobility	153	6	167	7
Enterprise Mobility Solutions	250	14	131	8

	(15)		65
Other and Eliminations	(254)		(431)

Operating loss	(269)	(4)	(366)	(4)
Total other income	8		39

Loss from continuing operations before income taxes	$(261)		$(327)

Other and Eliminations is primarily comprised of: (i) amortization of intangible assets, (ii) acquisition-related in-process research and development charges, (iii) general corporate related expenses, including stock option and employee stock purchase plan expenses, (iv) various corporate programs representing developmental businesses and research and development projects, which are not included in any major segment, and (v) the Company’s wholly-owned finance subsidiary. Additionally, included in Other and Eliminations during the three months ended March 29, 2008, the Company recorded a charge of $20 million for a legal settlement, partially offset by a gain of $24 million related to several interest rate swaps not designated as hedges. Included in Other and Eliminations during the three months ended March 31, 2007, the Company recorded a net charge of $115 million for the settlement of a class action lawsuit relating to Telsim, partially offset by estimated insurance recoveries.

10. Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

2008 Charges

During the three months ended March 29, 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. During the three months ended March 29, 2008, the Company recorded net reorganization of business charges of $109 million, including $35 million of charges in Costs of sales and $74 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $109 million are charges of $113 million for employee separation costs and $5 million for exit costs, partially offset by $9 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

March 29,
Three Months Ended	2008

Mobile Devices	$71
Home and Networks Mobility	20
Enterprise Mobility Solutions	9

100
Corporate	9

$109

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to March 29, 2008:

	Accruals at	2008		2008	Accruals at
	January 1,	Additional	2008(1)	Amount	March 29,
	2008	Charges	Adjustments	Used	2008

Exit costs	$42	$5	$2	$(5)	$44
Employee separation costs	193	113	(1)	(74)	231

	$235	$118	$1	$(79)	$275

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $5 million are primarily related to contractual termination costs of a planned exit of outsourced design activities. The $5 million used in 2008 reflects cash payments. The remaining accrual of $44 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 29, 2008, represents future cash payments primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $113 million represent severance costs for approximately an additional 2,600 employees, of which 1,300 are direct employees and 1,300 are indirect employees.

The adjustments of $1 million reflect $9 million of reversals of accruals no longer needed, partially offset by $8 million of translation adjustments. The $9 million of reversals represent approximately 100 employees.

During the three months ended March 29, 2008, approximately 1,500 employees, of which 800 were direct employees and 700 were indirect employees, were separated from the Company. The $74 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $231 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 29, 2008, is expected to be paid to approximately 3,800 separated employees in 2008.

2007 Charges

During the three months ended March 31, 2007, the Company committed to implement various productivity improvement plans aimed principally at reducing costs in its supply-chain activities, as well as reducing other operating expenses, primarily relating to engineering and development costs. During the three months ended March 31, 2007, the Company recorded net reorganization of business charges of $78 million, including $7 million of reversals in Costs of sales and $85 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $78 million are charges of $109 million for employee separation costs and $5 million for exit costs, partially offset by $36 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

March 31,
Three Months Ended	2007

Mobile Devices	$29
Home and Networks Mobility	34
Enterprise Mobility Solutions	8

71
Corporate	7

$78

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to March 31, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	March 31,
	2007	Charges	Adjustments	Used	2007

Exit costs	$54	$5	$2	$(15)	$46
Employee separation costs	104	109	(34)	(44)	135

	$158	$114	$(32)	$(59)	$181

(1)	Includes translation adjustments.

(2)	Includes accruals assumed through business acquisitions.

Exit Costs

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $5 million were primarily related to the planned exit of certain manufacturing activities in Ireland. The 2007 adjustments of $2 million represent accruals for exit costs assumed through business acquisitions. The $15 million used in 2007 reflects cash payments. The remaining accrual of $46 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 31, 2007, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $109 million represent severance costs for approximately an additional 2,000 employees, of which 600 were direct employees and 1,400 were indirect employees.

The adjustments of $34 million reflected $36 million of reversals of accruals no longer needed, partially offset by $2 million of accruals for severance plans assumed through business acquisitions. The $36 million of reversals represented 1,000 employees, and primarily related to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. The $2 million of accruals represented 300 employees assumed through business acquisitions.

During the three months ended March 31, 2007, approximately 1,500 employees, of which 800 were direct employees and 700 were indirect employees, were separated from the Company. The $44 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $135 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 31, 2007, relates to 2,100 employees. Since that time, $101 million has been paid to approximately 1,500 separated employees and $28 million was reversed.

11. Acquisition-related Intangibles

Intangible Assets

Amortized intangible assets, excluding goodwill were comprised of the following:

	March 29, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Completed technology	$1,245	$532	$1,234	$484
Patents	292	83	292	69
Customer related	267	70	264	58
Licensed technology	130	110	123	109
Other intangibles	168	106	166	99

	$2,102	$901	$2,079	$819

Amortization expense on intangible assets, which is presented in Other and Eliminations, was $82 million and $95 million for the three months ended March 29, 2008 and March 31, 2007, respectively. As of March 29, 2008 amortization expense is estimated to be $322 million for 2008, $291 million in 2009, $272 million in 2010, $259 million in 2011, and $66 million in 2012.

Amortized intangible assets, excluding goodwill by business segment:

	March 29, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Segment	Amount	Amortization	Amount	Amortization

Mobile Devices	$47	$37	$36	$36
Home and Networks Mobility	722	473	712	455
Enterprise Mobility Solutions	1,333	391	1,331	328

	$2,102	$901	$2,079	$819

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2008 to March 29, 2008, by business segment:

	January 1,			March 29,
Segment	2008	Acquired	Adjustments(1)	2008

Mobile Devices	$19	$15	$—	$34
Home and Networks Mobility	1,576	3	1	1,580
Enterprise Mobility Solutions	2,904	—	(1)	2,903

	$4,499	$18	$—	$4,517

(1)	Includes translation adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three months ended March 29, 2008 and March 31, 2007, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2007.

Executive Overview

Our Business

We report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In the first quarter of 2008, the segment’s net sales represented 44% of the Company’s consolidated net sales.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol (“IP”) video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery solutions, broadband access infrastructure systems, and associated data and voice customer premise equipment (“broadband gateways”) to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems (“wireless networks”), including cellular infrastructure systems and wireless broadband systems, to wireless service providers. In the first quarter of 2008, the segment’s net sales represented 32% of the Company’s consolidated net sales.

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, utility, transportation, manufacturing, health care and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In the first quarter of 2008, the segment’s net sales represented 24% of the Company’s consolidated net sales.

First-Quarter Summary

•	Net Sales were $7.4 Billion: Our net sales were $7.4 billion in the first quarter of 2008, down 21% from $9.4 billion in the first quarter of 2007. Net sales decreased 39% in the Mobile Devices segment, increased 2% in the Home and Networks Mobility segment and increased 5% in the Enterprise Mobility Solutions segment.

•	Loss from Continuing Operations was $194 Million, or $0.09 per Share: We incurred a loss from continuing operations of $194 million, or $0.09 per diluted common share, in the first quarter of 2008, compared to a loss from continuing operations of $218 million, or $0.09 per diluted common share, in the first quarter of 2007.

•	Handset Shipments were 27.4 Million Units: We shipped 27.4 million handsets in the first quarter of 2008, a 40% decrease compared to shipments of 45.4 million handsets in the first quarter of 2007.

•	Global Handset Market Share Estimated at 9.5%: We estimate our share of the global handset market in the first quarter of 2008 to be 9.5%, a decrease of approximately 8 percentage points versus the first quarter of 2007 and a sequential decrease of approximately 3 percentage points versus the fourth quarter of 2007, reflecting a significant decline in North America.

•	Digital Entertainment Device Shipments were 4.2 million: We shipped 4.2 million digital entertainment devices in the first quarter of 2008, a decrease of 15% compared to shipments of 4.9 million units in the first quarter of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for each of our business segments were as follows:

•	In Mobile Devices: Net sales were $3.3 billion in the first quarter of 2008, a decrease of $2.1 billion, or 39%, compared to the first quarter of 2007, primarily driven by a 40% decrease in unit shipments and a 2% decrease in average selling price (“ASP”). The decrease in unit shipments resulted primarily from gaps in the segment’s product portfolio, including limited offerings of 3G products and products for the Multimedia segment.

•	In Home and Networks Mobility: Net sales were $2.4 billion in the first quarter of 2008, an increase of $46 million, or 2%, compared to the first quarter of 2007. This increase was primarily driven by: (i) higher net sales of digital entertainment devices, due to higher ASPs driven by a favorable shift in product mix, and (ii) higher net sales of broadband gateways, partially offset by lower net sales of wireless networks, primarily driven by the absence of net sales by the embedded communication computing business that was divested at the end of 2007.

•	In Enterprise Mobility Solutions: Net sales were $1.8 billion in the first quarter of 2008, an increase of $89 million, or 5%, compared to the first quarter of 2007, reflecting: (i) a 9% increase in net sales in the commercial enterprise market, and (ii) a 4% increase in net sales in the government and public safety market, primarily driven by net sales by Vertex Standard Co., Ltd., a business the Company took a controlling interest of in January 2008.

Looking Forward

In March 2008, the Company announced it is pursuing the creation of two independent, publicly traded companies: one comprised of our Mobile Devices business and the other comprised of our Home and Networks Mobility and Enterprise Mobility Solution businesses. Based on our current plans, the transaction would take the form of a tax-free distribution to Motorola’s shareholders, resulting in stockholders holding shares of two independent, publicly traded companies. A leadership team and working groups are performing the financial, tax and legal analyses necessary to create the new companies. We expect that creating two separate entities will position all of our businesses for success and enhance shareholder value. If consummated, we expect that the separation would occur in 2009.

In our Mobile Devices business, the overall global market remains strong and intensely competitive. Our primary focus is on enhancing our product portfolio. To this end, we are optimizing our use of silicon providers and improving our software platforms to deliver the most desirable set of experiences to consumers. Our portfolio enhancement objectives include a broad array of cost-effective products at multiple price points in each of our product segments. We expect our products to continue to demonstrate unique design and innovative features and functions around experiences like messaging, music, imaging, video, audio and touch. We expect our product portfolio enhancement efforts to demonstrate progress this year and continue in 2009.

In our Home and Networks Mobility business, we are focused on delivering personalized media experiences to consumers at home and on-the-go and enabling service providers to operate their networks more efficiently and profitably. We will leverage our market leading positions in digital entertainment devices and end-to-end video, voice and data network solutions as we capitalize on strong underlying demand for high definition and video-on-demand services, as well as the convergence of services and applications across delivery platforms. We will also continue our efforts to position ourselves as a leading infrastructure provider of next-generation wireless technologies, including WiMAX and LTE. For our wireless networks business, we expect the environment to remain highly competitive and challenging. Our Home and Networks Mobility segment is poised to grow profitably in emerging technologies, including video and wireless broadband, and maintain profitability in mature technologies.

In our Enterprise Mobility Solutions business, our key objective is profitable growth in enterprise markets around the world. We will leverage our leadership position in mission-critical communications solutions and develop next-generation products and solutions for our government and public safety customers around the world. We have a very strong presence in the commercial enterprise market, including retail, transportation, utility, manufacturing, healthcare and other commercial customers. Our business-critical products and solutions allow our customers to reduce costs, increase worker mobility and productivity, and enhance their customers’ experiences. We believe that our comprehensive portfolio of products and solutions, market leadership and global distribution network make our Enterprise Mobility Solutions segment well positioned for continued success.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has implemented a number of actions to reduce costs across its businesses that will result in reductions in certain research and development expenses and selling, general, and administrative expenses in 2008. The Company also has a focus on the cash conversion cycle and cash generation.

We conduct our business in highly competitive markets. These markets are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions, caused by changing macroeconomic trends, new technologies, the entry of new competitors and consolidations among our customers and competitors, can introduce volatility into our operating performance and cash flow from operations. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on designing and delivering differentiated products, unique experiences and powerful networks, along with a full complement of support services that will enable consumers to have a broader choice of when, where and how they connect to people, information, and entertainment. We will continue to take the necessary strategic actions to enable these efforts, to provide for growth and improved profitability and to position Motorola for future success.

Results of Operations

	Three Months Ended
	March 29,		March 31,
(Dollars in millions, except per share amounts)	2008	% of Sales	2007	% of Sales

Net sales	$7,448		$9,433
Costs of sales	5,303	71.2%	6,979	74.0%

Gross margin	2,145	28.8%	2,454	26.0%

Selling, general and administrative expenses	1,183	15.9%	1,313	13.9%
Research and development expenditures	1,054	14.2%	1,117	11.8%
Other charges	177	2.3%	390	4.2%

Operating loss	(269)	(3.6)%	(366)	(3.9)%

Other income (expense):
Interest income (expense), net	(2)	0.0%	41	0.4%
Gains (loss) on sales of investments and businesses, net	19	0.2%	(1)	(0.0)%
Other	(9)	(0.1)%	(1)	(0.0)%

Total other income (expense)	8	0.1%	39	0.4%

Loss from continuing operations before income taxes	(261)	(3.5)%	(327)	(3.5)%
Income tax benefit	(67)	(0.9)%	(109)	(1.2)%

Loss from continuing operations	(194)	(2.6)%	(218)	(2.3)%
Earnings from discontinued operations, net of tax	—	0.0%	37	0.4%

Net loss	$(194)	(2.6)%	$(181)	(1.9)%

Earnings (loss) per diluted common share:
Continuing operations	$(0.09)		$(0.09)
Discontinued operations	—		0.01

	$(0.09)		$(0.08)

Results of Operations—Three months ended March 29, 2008 compared to three months ended March 31, 2007

Net Sales

Net sales were $7.4 billion in the first quarter of 2008, down 21% compared to net sales of $9.4 billion in the first quarter of 2007. The decrease in net sales reflects a $2.1 billion decrease in net sales in the Mobile Devices segment, partially offset by: (i) an $89 million increase in net sales in the Enterprise Mobility Solutions segment, and (ii) a $46 million increase in net sales in the Home and Networks Mobility segment. The decrease in net sales in the Mobile Devices segment was primarily driven by a 40% decrease in unit shipments and a 2% decrease in average selling price (“ASP”). The increase in net sales in the Enterprise Mobility Solutions segment reflects: (i) a 9% increase in net sales in

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the commercial enterprise market, and (ii) a 4% increase in net sales in the government and public safety market, primarily driven by the net sales by Vertex Standard Co., Ltd., a business the Company took a controlling interest of in January 2008. The increase in net sales in the Home and Networks Mobility segment was primarily driven by: (i) higher net sales of digital entertainment devices, due to higher ASPs driven by a favorable shift in product mix, and (ii) higher net sales of broadband gateways, partially offset by lower net sales of wireless networks, primarily driven by the absence of net sales by the embedded communication computing business (“ECC”) that was divested at the end of 2007.

Gross Margin

Gross margin was $2.1 billion, or 28.8% of net sales, in the first quarter of 2008, compared to $2.5 billion, or 26.0% of net sales, in the first quarter of 2007. The decrease in gross margin reflects lower gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by increased gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily due to the 39% decrease in net sales, partially offset by savings from cost-reduction initiatives. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to lower net sales of CDMA and iDEN infrastructure equipment and the absence of net sales by the divested ECC business. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily due to: (i) an inventory-related charge in connection with the acquisition of Symbol Technologies, Inc. (“Symbol”) during the first quarter of 2007, and (ii) the 5% increase in net sales in the first quarter of 2008 as compared to the first quarter of 2007.

Gross margin as a percentage of net sales increased in the first quarter of 2008 compared to the first quarter of 2007, primarily driven by increases in the Mobile Devices and Enterprise Mobility Solutions segments, partially offset by a decrease in the Home and Networks Mobility segment. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 10% to $1.2 billion, or 15.9% of net sales, in the first quarter of 2008, compared to $1.3 billion, or 13.9% of net sales, in the first quarter of 2007. The decrease in the first quarter of 2008 compared to the first quarter of 2007 was primarily driven by decreases in the Mobile Devices and Home and Networks Mobility segments, partially offset by a slight increase in the Enterprise Mobility Solutions segment. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decrease in the Home and Networks Mobility segment was primarily due to cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to increased selling and marketing expenses related to the increase in net sales. SG&A expenses as a percentage of net sales increased in the Mobile Devices segment and decreased in the Enterprise Mobility Solutions and Home and Networks Mobility segments.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 6% to $1.1 billion, or 14.2% of net sales, in the first quarter of 2008, compared to $1.1 billion, or 11.8% of net sales, in the first quarter of 2007. The decrease in the first quarter of 2008 compared to the first quarter of 2007 was primarily driven by decreases in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in the Enterprise Mobility Solutions segment. The decreases in the Mobile Devices and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. R&D expenditures as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $177 million in Other charges in the first quarter of 2008, compared to net charges of $390 million in the first quarter of 2007. The charges in the first quarter of 2008 include: (i) $83 million of charges relating to the amortization of intangibles, (ii) $74 million of net reorganization of business charges included in Other charges, and (iii) a $20 million charge related to a legal settlement. The charges in the first quarter of 2007 include: (i) $115 million of net charges for the settlement of a class action lawsuit relating to Telsim, (ii) $95 million of charges

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

relating to the amortization of intangibles, (iii) $95 million of in-process research and development charges (“IPR&D”) relating to the acquisition of Symbol, and (iv) $85 million of net reorganization of business charges.

Net Interest Income (Expense)

Net interest expense was $2 million in the first quarter of 2008, compared to net interest income of $41 million in the first quarter of 2007. Net interest expense in the first quarter of 2008 included interest expense of $78 million, partially offset by interest income of $76 million. Net interest income in the first quarter of 2007 included interest income of $134 million, partially offset by interest expense of $93 million. The decrease in interest income is primarily attributed to the lower average cash, cash equivalents and Sigma Fund balances, as compared to these average balances during the first quarter of 2007, and the significant decrease in short-term interest rates.

Gains (Loss) on Sales of Investments and Businesses

Gains on sales of investments and businesses were $19 million in the first quarter of 2008, compared to a loss of $1 million in the first quarter of 2007. In the first quarter of 2008, the net gain primarily relates to the sale of the Company’s shares in an equity investment. In the first quarter of 2007, the net loss was related to the sale of several small investments.

Other

Charges classified as Other, as presented in Other income (expense), were $9 million in the first quarter of 2008, compared to net charges of $1 million in the first quarter of 2007. The net charges in the first quarter of 2008 were primarily comprised of $22 million of investment impairment charges, partially offset by: (i) $24 million of gains relating to several interest rate swaps not designated as hedges, and (ii) $1 million of foreign currency gains. The net charges in the first quarter of 2007 were primarily comprised of $19 million of investment impairment charges, partially offset by $15 million of foreign currency gains.

Effective Tax Rate

The Company recorded $67 million of net tax benefits in the first quarter of 2008, compared to $109 million of net tax benefits in the first quarter of 2007. During the first quarter of 2008 the Company’s net tax benefit was favorably impacted by tax net benefits on restructuring charges and legal settlements and unfavorably impacted by a tax charge on derivative gains. The Company’s ongoing effective tax rate, excluding these items, was 34%.

The Company’s net tax benefit of $109 million for the first quarter of 2007 was favorably impacted by restructuring charges, legal settlements and tax adjustments and unfavorably impacted by non-deductible IPR&D charges. The Company’s effective tax rate excluding these items was 34%.

Loss from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $261 million in the first quarter of 2008, compared with a net loss from continuing operations before income taxes of $327 million in the first quarter of 2007. After taxes, the Company incurred a net loss from continuing operations of $194 million, or $0.09 per diluted share, in the first quarter of 2008, compared to a net loss from continuing operations of $218 million, or $0.09 per diluted share, in the first quarter of 2007.

The decrease in the loss from continuing operations before income taxes in the first quarter of 2008 compared to the first quarter of 2007 is primarily attributed to: (i) a $213 million decrease in Other charges, (ii) a $130 million decrease in SG&A expenses, (iii) a $63 million decrease in R&D expenditures, and (vi) a $20 million increase in gains on the sale of investments and businesses. These factors, which decreased the operating loss, were partially offset by: (i) a $309 million decrease in gross margin, primarily due to the $2.0 billion decrease in net sales, (ii) a $43 million decrease in net interest income (expense), and (iii) an $8 million increase in charges classified as Other, as presented in Other income (expense).

Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

employment is involuntarily terminated as a result of a reduction-in-force or restructuring. Each separate reduction-in-force has qualified for severance benefits under the Severance Plan. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. The Company reverses accruals through the income statement line item where the original charges were recorded when it is determined they are no longer required.

The Company expects to realize cost-saving benefits of approximately $80 million during the remaining nine months of 2008 from the plans that were initiated during the first quarter of 2008, representing $7 million of savings in Costs of sales, $61 million of savings in R&D expenditures and $12 million of savings in SG&A expenses. Beyond 2008, the Company expects the reorganization plans initiated during the first quarter of 2008 to provide annualized cost savings of approximately $172 million, representing $60 million of savings in Costs of sales, $94 million of savings in R&D expenditures and $18 million of savings in SG&A expense.

2008 Charges

During the first quarter of 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. During the first quarter of 2008, the Company recorded net reorganization of business charges of $109 million, including $35 million of charges in Costs of sales and $74 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $109 million are charges of $113 million for employee separation costs and $5 million for exit costs, partially offset by $9 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

March 29,
Three Months Ended	2008

Mobile Devices	$71
Home and Networks Mobility	20
Enterprise Mobility Solutions	9

100
Corporate	9

$109

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to March 29, 2008:

	Accruals at	2008		2008	Accruals at
	January 1,	Additional	2008(1)	Amount	March 29,
	2008	Charges	Adjustments	Used	2008

Exit costs	$42	$5	$2	$(5)	$44
Employee separation costs	193	113	(1)	(74)	231

	$235	$118	$1	$(79)	$275

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $5 million are primarily related to contractual termination costs of a planned exit of outsourced design activities. The $5 million used in 2008 reflects cash payments. The remaining accrual of $44 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 29, 2008, represents future cash payments primarily for lease termination obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $113 million represent severance costs for approximately an additional 2,600 employees, of which 1,300 are direct employees and 1,300 are indirect employees.

The adjustments of $1 million reflect $9 million of reversals of accruals no longer needed, partially offset by $8 million of translation adjustments. The $9 million of reversals represent approximately 100 employees.

During the first quarter of 2008, approximately 1,500 employees, of which 800 were direct employees and 700 were indirect employees, were separated from the Company. The $74 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $231 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 29, 2008, is expected to be paid to approximately 3,800 separated employees in 2008.

2007 Charges

During the first quarter of 2007, the Company committed to implement various productivity improvement plans aimed principally at reducing costs in its supply-chain activities, as well as reducing other operating expenses, primarily relating to engineering and development costs. During the first quarter of 2007, the Company recorded net reorganization of business charges of $78 million, including $7 million of reversals in Costs of sales and $85 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $78 million are charges of $109 million for employee separation costs and $5 million for exit costs, partially offset by $36 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

March 31,
Three Months Ended	2007

Mobile Devices	$29
Home and Networks Mobility	34
Enterprise Mobility Solutions	8

71
Corporate	7

$78

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to March 31, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	March 31,
	2007	Charges	Adjustments	Used	2007

Exit costs	$54	$5	$2	$(15)	$46
Employee separation costs	104	109	(34)	(44)	135

	$158	$114	$(32)	$(59)	$181

(1)	Includes translation adjustments.

(2)	Includes accruals assumed through business acquisitions.

Exit Costs

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $5 million were primarily related to the planned exit of certain manufacturing activities in Ireland. The 2007 adjustments of $2 million represent accruals for exit costs assumed through business acquisitions. The $15 million used in 2007 reflects cash payments. The remaining accrual of $46 million, which is included in Accrued

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

liabilities in the Company’s condensed consolidated balance sheets at March 31, 2007, represents future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $109 million represent severance costs for approximately an additional 2,000 employees, of which 600 were direct employees and 1,400 were indirect employees.

The adjustments of $34 million reflected $36 million of reversals of accruals no longer needed, partially offset by $2 million of accruals for severance plans assumed through business acquisitions. The $36 million of reversals represented 1,000 employees, and primarily related to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were approved. The $2 million of accruals represented 300 employees assumed through business acquisitions.

During the three months ended March 31, 2007, approximately 1,500 employees, of which 800 were direct employees and 700 were indirect employees, were separated from the Company. The $44 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $135 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 31, 2007, relates to 2,100 employees. Since that time, $101 million has been paid to approximately 1,500 separated employees and $28 million was reserved.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At March 29, 2008, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $2.7 billion, a decrease of $59 million compared to $2.8 billion at December 31, 2007. At March 29, 2008, $297 million of this amount was held in the U.S. and $2.4 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. At March 29, 2008, restricted cash was $164 million, compared to $158 million of December 31, 2007.

Operating Activities

In the first quarter of 2008, the Company used $343 million in net cash for operating activities, compared to $8 million of net cash provided by operating activities in the first quarter of 2007. The primary contributors to the usage of cash include: (i) a $636 million decrease in accounts payable and accrued liabilities, (ii) a loss from continuing operations (adjusted for non-cash items) of $210 million, (iii) a $166 million increase in other current assets, and (iv) a $46 million increase in inventories. These uses of cash were partially offset by: (i) a $627 million decrease in accounts receivable, and (ii) a $88 million cash inflow due to changes in other assets and liabilities.

Accounts Receivable:  The Company’s net accounts receivable were $4.8 billion at March 29, 2008, compared to $5.3 billion at December 31, 2007. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 58 days at March 29, 2008, compared to 50 days at December 31, 2007 and 65 days at March 31, 2007. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made. In addition, from time to time, the Company elects to sell accounts receivable to third parties. The Company’s levels of net accounts receivable and DSO can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inventory:  The Company’s net inventory was $2.9 billion at March 29, 2008, compared to $2.8 billion at December 31, 2007. The Company’s inventory turns decreased to 7.2 at March 29, 2008, compared to 10.0 at December 31, 2007 and 8.5 at March 31, 2007, primarily due to lower than expected sales volumes in the Mobile Devices business. Inventory turns were calculated using an annualized rolling three months of costs of sales method. The Company’s days sales in inventory (“DSI”) was 50 days at March 29, 2008, compared to 36 days at December 31, 2007 and 43 days at March 31, 2007. DSI is calculated by dividing net inventory by the average daily costs of sales. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable:  The Company’s accounts payable were $3.7 billion at March 29, 2008, compared to $4.2 billion at December 31, 2007. The Company’s days payable outstanding (“DPO”) were 62 days at March 29, 2008, compared to 53 days at December 31, 2007 and 52 days at March 31, 2007. DPO is calculated by dividing accounts payable by the average daily costs of sales. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable and DPO can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Cash Conversion Cycle:  The Company’s cash conversion cycle (“CCC”) was 46 days at March 29, 2008, compared to 33 days at December 31, 2007 and 56 days at March 31, 2007. CCC is calculated by adding DSO and DSI and subtracting DPO. The increase in CCC at March 29, 2008 compared to December 31, 2007 reflects higher DSO and DSI, partially offset by higher DPO. CCC was higher in all three of the Company’s business segments. In recent history, the Company has experienced cyclically higher CCC in the first quarter of the year.

Reorganization of Businesses:  The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $79 million in the first quarter of 2008, as compared to $59 million in the first quarter of 2007. Of the $275 million reorganization of businesses accrual at March 29, 2008, $231 million relates to employee separation costs and is expected to be paid in 2008. The remaining $44 million relates to lease termination obligations that are expected to be paid over a number of years.

Defined Benefit Plan Contributions:  The Company expects to make cash contributions of approximately $240 million to its U.S. pension plans and approximately $50 million to its Non-U.S. pension plans during 2008. The Company also expects to make cash contributions totaling approximately $20 million to postretirement healthcare plan during 2008. During the first quarter of 2008, the Company contributed $13 million to its Non-U.S. pension plans. Subsequent to quarter end, the Company contributed $60 million and $5 million to its U.S. Regular Pension Plan and postretirement healthcare plan, respectively.

Investing Activities

The most significant components of the Company’s investing activities during the first quarter of 2008 include: (i) proceeds from sales of Sigma Fund investments, (ii) proceeds from the sale of short term investments, (iii) strategic acquisitions of, or investments in, other companies, and (iv) capital expenditures.

Net cash provided by investing activities was $553 million in the first quarter of 2008, as compared to net cash provided of $2.5 billion in the first quarter of 2007. The $1.9 billion decrease in cash provided by investing activities, was primarily due to: (i) a $6.2 billion decrease in cash received from the sale of Sigma Fund investments, (ii) a $49 million decrease in proceeds received from the disposition of property, plant and equipment, (iii) a $29 million decrease in proceeds from the sales of investments and businesses, and (iv) a $19 million increase in capital expenditures, partially offset by: (i) a $4.0 billion decrease in cash used for acquisitions and investments, and (ii) a $328 million increase in proceeds from sales of short-term investments.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their excess cash in a fund (the “Sigma Fund”) that is designed to perform similar to a money market fund. The Company received $631 million in net proceeds from sales of Sigma Fund investments in the first quarter of 2008, compared to $6.8 billion in net proceeds in the first quarter of 2007. The Sigma Fund aggregate balances were $4.6 billion at March 29, 2008, compared to $5.2 billion at December 31, 2007. At March 29, 2008, $1.0 billion of the Sigma Fund investments were held in the U.S. and $3.6 billion were held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Sigma Fund portfolio is managed by four major independent investment management firms. Investments are made in high-quality, investment grade (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. The Sigma Fund’s investment policies require that floating rate instruments must have a maturity, at purchase date, that does not exceed thirty-six months with an interest rate reset at least annually. The average reset maturity of the investments held by the funds must be 120 days or less with the actual average reset maturity of the investments being 39 days and 40 days at March 29, 2008 and December 31, 2007, respectively.

The Company uses valuation pricing models and broker quotes to determine the fair value of many investments in the Sigma Fund. The Company reviews the assumptions used in the models and their output. The models are primarily developed and maintained by third-party pricing providers and use observable market inputs as of the measurement date for identical and similar debt securities, including benchmark interest rates, active trades of identical securities on other dates, issuer credit spread assumptions, quoted prices of similar securities in active markets, and performance data of investments that are supported by collateral. The availability of prices in active markets for certain investment securities, whether identical or similar to Sigma Fund investments, may vary from quarter to quarter.

As of March 29, 2008, the fair market value of the Sigma Fund was $4.6 billion, of which $3.9 billion has been classified as current and $673 million has been classified as non-current, as compared to $5.2 billion at December 31, 2007, all classified as current. For the first quarter of 2008, the Company recorded a $42 million reduction in the available-for-sale securities held in the Sigma Fund, reflecting a decline in the fair value of the securities. The total unrealized loss on the Sigma Fund portfolio at the end of March 29, 2008 is $99 million, of which $28 million relates to the securities classified as current and $71 million relates to securities classified as non-current. As of December 31, 2007, the unrealized loss on the Sigma Fund portfolio was $57 million, all classified as current. The unrealized losses have been reflected as a reduction in Non-owner changes to equity. During the first quarter of 2008, there have been no significant changes to the underlying securities held in the Sigma Fund investment portfolio.

During the first quarter of 2008, the Company classified $673 million of Sigma Fund investments as non-current because they have maturities greater than 12 months, the market values are below cost and the Company plans to hold the securities until they recover to cost or until maturity. The Company believes this decline is temporary, primarily due to the recent disruptions in the capital markets. The majority of these securities have investment grade ratings. Accordingly, the Company believes it is probable that it will be able to collect all amounts it is owed under these securities according to their contractual terms, which may be at maturity. If it becomes probable that the Company will not collect the amounts in accordance with the contractual terms of the security, the Company considers the decline other-than-temporary. For the first quarter of 2008, the Company recorded $4 million of other-than-temporary declines in the Sigma Fund investments as investment impairment charges in the condensed consolidated statements of operations. The Company continuously assesses its cash needs and continues to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet its current operating requirements over the next twelve months. Therefore, the Company believes it is prudent to hold these $673 million of securities to maturity, at which time we anticipate these securities will recover to cost.

Strategic Acquisitions and Investments:  The Company used cash for acquisitions and new investment activities of $140 million in the first quarter of 2008, compared to $4.1 billion in the first quarter of 2007. During the first quarter of 2008, the Company: (i) took a controlling interest of Vertex Standard Co. Ltd. (part of the Enterprise Mobility Solutions segment), (ii) acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD. and Hangzhou Image Silicon, known collectively as Dahua Digital (part of the Home and Networks Mobility segment), and (iii) completed the acquisition of Soundbuzz Pte. Ltd. (part of the Mobile Devices segment). During the first quarter of 2007, the Company completed four strategic acquisitions for an aggregate of approximately $4.2 billion in net cash, including: (i) $3.5 billion for the acquisition of Symbol Technologies, Inc. (part of the Enterprise Mobility Solutions segment), (ii) $438 million for the acquisition of Good Technology, Inc. (part of the Enterprise Mobility Solutions segment), (iii) $183 million for Netopia, Inc. (part of the Home and Networks Mobility segment), and (iv) the acquisition of Tut Systems, Inc. (part of the Home and Networks Mobility segment).

Capital Expenditures:  Capital expenditures in the first quarter of 2008 were $111 million, compared to $92 million in the first quarter of 2007. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $21 million in proceeds from the sales of investments and businesses in the first quarter of 2008, compared to proceeds of $50 million in the first quarter of 2007. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$21 million in proceeds in the first quarter of 2008 were primarily comprised of net proceeds received in connection with the sale of the Company’s shares in an equity investment. The $50 million in proceeds in the first quarter of 2007 were primarily comprised of $39 million of net proceeds received in connection with the prior sale of the automotive electronics business upon the satisfaction of certain regulatory and other customary closing conditions

Short-Term Investments:  At March 29, 2008, the Company had $465 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $612 million of short-term investments at December 31, 2007.

Investment Securities:  In addition to available cash and cash equivalents, the Sigma Fund portfolio and available-for-sale equity securities, the Company views its investment securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At March 29, 2008, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $320 million, which represented a cost basis of $364 million and a net unrealized loss of $44 million. At December 31, 2007, the Company’s available-for-sale securities portfolio had an approximate fair market value of $333 million, which represented a cost basis of $372 million and a net unrealized loss of $39 million.

Financing Activities

The most significant components of the Company’s financing activities are: (i) purchases of the Company’s common stock under its share repurchase program, (ii) payment of dividends, (iii) repayment of debt, and (iv) net proceeds from, or repayment of, commercial paper and short-term borrowings.

Net cash used for financing activities was $415 million in the first quarter of 2008, compared to $2.5 billion used in the first quarter of 2007. Cash used for financing activities in the first quarter of 2008 was primarily: (i) $138 million of cash used to purchase approximately 9.0 million shares of the Company’s common stock under the share repurchase program, (ii) $114 million of cash used to pay dividends, (iii) $114 million of cash used for the repayment of maturing long-term debt, and (iv) $54 million of net cash used for the repayment of short-term borrowings.

Cash used for financing activities in the first quarter of 2007 was primarily: (i) $2.4 billion of cash used to purchase approximately 121 million shares of the Company’s common stock under the share repurchase program, (ii) $163 million of cash used for the repayment of debt (including $45 million of debt of acquired entities repaid in connection with acquisitions completed during the first quarter of 2007), and (iii) $119 million of cash used to pay dividends, partially offset by proceeds of: (i) $59 million in net cash proceeds from commercial paper and short-term borrowings, and (ii) $46 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

Commercial Paper and Other Short-Term Debt:  At March 29, 2008, the Company’s outstanding notes payable and current portion of long-term debt was $174 million, compared to $332 million at December 31, 2007. In March 2008, the Company repaid, at maturity, the entire $114 million of 6.50% Senior Notes due March 1, 2008.

Net cash used for the repayment of commercial paper and short-term borrowings was $54 million at March 29, 2008, compared to $59 million of net cash proceeds from commercial paper and short-term borrowings at March 31, 2007. The Company had no commercial paper outstanding on March 29, 2008 or December 31, 2007. The Company continues to have access to the commercial paper market. In the recent past, the Company generally maintained commercial paper balances between $300 million and $400 million. However, as a result of conditions in the capital markets, the funding costs the Company would have to pay to issue commercial paper has increased significantly. Accordingly, the Company elected to pay down its commercial paper outstanding. The Company may issue commercial paper when it believes it is prudent to do so in light of prevailing market conditions and other factors.

Long-term Debt:  At March 29, 2008, the Company had outstanding long-term debt of $4.1 billion, compared to $4.0 billion at December 31, 2007. The Company continues to have access to the long-term unsecured debt markets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Share Repurchase Program:  During the first quarter of 2008, the Company paid an aggregate of $138 million, including transaction costs, to repurchase 9.0 million shares at an average price of $15.32.

Through actions taken in July 2006 and March 2007, the Board of Directors authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009, subject to market conditions. As of March 29, 2008, the Company remained authorized to purchase an aggregate amount of up to $3.6 billion of additional shares under the current stock repurchase program.

Credit Ratings:  Three independent credit rating agencies, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”), and Standard & Poor’s (“S&P”), assign ratings to the Company’s short-term and long-term debt. The following chart reflects the current ratings assigned to the Company’s senior unsecured non-credit enhanced long-term debt and the Company’s commercial paper by each of these agencies.

Name of	Long-Term	Commercial
Rating Agency	Debt Rating	Paper Rating	Date and Recent Actions Taken

Fitch	BBB	F-2	February 1, 2008 (placed all debt on rating watch negative); January 24, 2008 (downgraded long-term debt to BBB (negative outlook) from BBB+ (negative outlook))

Moody’s	Baa1	P-2	January 24, 2008 (placed long-term debt on review for possible downgrade)

S&P	BBB	A-2	January 25, 2008 (downgraded long-term debt to BBB (credit watch negative) from A− (negative outlook); placed A-2 commercial paper on credit watch negative)

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

As further described under “Sales of Receivables” below, for many years the Company has utilized a number of receivables programs to sell a broadly-diversified group of accounts receivables to third parties. Certain of the accounts receivables are sold to a multi-seller commercial paper conduit. This program provides for up to $400 million of accounts receivables to be outstanding with the conduit at any time. The obligations of the conduit to continue to purchase receivables under this accounts receivables program could be terminated if the Company’s long-term debt was rated lower than “BB+” by S&P or “Ba1” by Moody’s (which would be a decline of three levels from the current S&P rating). If this accounts receivables program were terminated, the Company would no longer be able to sell its accounts receivables to the conduit in this manner, but it would not have to repurchase previously-sold receivables.

Credit Facilities

At March 29, 2008, the Company’s total domestic and non-U.S. credit facilities totaled $4.5 billion, of which $245 million was utilized. These facilities are principally comprised of: (i) a $2.0 billion five-year domestic syndicated revolving credit facility maturing in December 2011 (as amended, the “5-Year Credit Facility”), which is not utilized, and (ii) $2.5 billion of uncommitted non-U.S. credit facilities (of which $245 million was considered utilized at March 29, 2008). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Fund balances and other sources of liquidity, are among other things, generally available to support outstanding commercial paper.

In order to borrow funds under the 5-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. The Company was in compliance with the terms of the 5-Year Credit Facility at March 29, 2008. The Company has never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long-term Customer Financing Commitments

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide long-term financing, defined as financing with terms greater than one year, in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $385 million and $610 million at March 29, 2008 and December 31, 2007, respectively. Of these amounts, $335 million and $454 million were supported by letters of credit or by bank commitments to purchase long-term receivables at March 29, 2008 and December 31, 2007, respectively.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $33 million and $42 million at March 29, 2008 and December 31, 2007, respectively (including $24 million and $23 million at March 29, 2008 and December 31, 2007, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million at March 29, 2008 and December 31, 2007 (including $0 million at both March 29, 2008 and December 31, 2007 relating to the sale of short-term receivables).

Outstanding Long-Term Receivables:  The Company had net long-term receivables, less allowance for losses, of $107 million at March 29, 2008, compared to $118 million at December 31, 2007 (net of allowances for losses of $3 million at March 29, 2008 and $5 million at December 31, 2007). These long-term receivables are generally interest bearing, with interest rates ranging from 3% to 14%. Interest income recognized on long-term receivables was $1 million and $2 million for the first quarters of 2008 and 2007, respectively.

Sales of Receivables

The Company sells accounts receivables and long-term receivables to third parties in transactions that qualify as “true-sales.” Certain of these accounts receivables and long-term receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed on an annual basis. The Company may or may not retain the obligation to service the sold accounts receivables and long-term receivables.

In the aggregate, at March 29, 2008, these committed facilities provided for up to $1.3 billion to be outstanding with the third parties at any time, as compared to up to $1.4 billion provided at December 31, 2007. As of March 29, 2008, $524 million of the Company’s committed facilities were utilized, compared to $497 million utilized at December 31, 2007. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total accounts receivables and long-term receivables sold by the Company were $745 million and $1.5 billion during the first quarters of 2008 and 2007, respectively. As of March 29, 2008, there were $863 million of receivables outstanding under these programs for which the Company retained servicing obligations (including $430 million of accounts receivables), compared to $978 million outstanding at December 31, 2007 (including $587 million of accounts receivables).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $24 million and $23 million at March 29, 2008 and December 31, 2007, respectively. Reserves of $1 million were recorded for potential losses on sold receivables at both March 29, 2008 and December 31, 2007.

Other Contingencies

Potential Contractual Damage Claims in Excess of Underlying Contract Value:  In certain circumstances, our businesses may enter into contracts with customers pursuant to which the damages that could be claimed by the other

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company is a defendant in various other lawsuits, claims and actions, which arise in the normal course of business. These include actions relating to products, contracts and securities, as well as matters initiated by third parties or Motorola relating to infringements of patents, violations of licensing arrangements and other intellectual property-related matters. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended March 29, 2008 and March 31, 2007 as detailed in Note 9, “Segment Information,” of the Company’s condensed consolidated financial statements.

Mobile Devices Segment

	Three Months Ended
	March 29,	March 31,
(Dollars in millions)	2008	2007	% Change

Segment net sales	$3,299	$5,408	(39)%
Operating loss	(418)	(233)	79%

For the first quarter of 2008, the segment’s net sales represented 44% of the Company’s consolidated net sales, compared to 57% in the first quarter of 2007.

Three months ended March 29, 2008 compared to three months ended March 31, 2007

In the first quarter of 2008, the segment’s net sales were $3.3 billion, a decrease of 39% compared to net sales of $5.4 billion in the first quarter of 2007. The 39% decrease in net sales was primarily driven by a 40% decrease in unit shipments and a 2% decrease in average selling price (“ASP”). The segment’s product sales continued to be negatively impacted by gaps in the segment’s product portfolio, including limited offerings of 3G products and products for the Multimedia segment. Improving the segment’s product portfolio remains a top priority. On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies and decreased for iDEN technology. On a geographic basis, net sales decreased substantially in North America, Asia and the Europe, Middle East and Africa region (“EMEA”), and increased in Latin America.

The segment incurred an operating loss of $418 million in the first quarter of 2008, compared to an operating loss of $233 million in the first quarter of 2007. The operating loss was primarily due to the decrease in gross margin, driven by the 39% decrease in net sales, partially offset by savings from supply chain cost-reduction activities. Also contributing to the operating loss was an increase in reorganization of business charges, relating primarily to employee severance costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These factors were partially offset by decreases in: (i) selling, general and administrative (“SG&A”) expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives and (ii) research and development (“R&D”) expenditures related to savings from cost-reduction initiatives. As a percentage of net sales in the first quarter of 2008 as compared to the first quarter of 2007, gross margin, SG&A expenses and R&D expenditures all increased.

Unit shipments in the first quarter of 2008 were 27.4 million units, a 40% decrease compared to shipments of 45.4 million units in the first quarter of 2007. The segment estimates its worldwide market share to be approximately 9.5% in the first quarter of 2008, a decrease of approximately 8 percentage points versus the first quarter of 2007 and a decrease of approximately 3 percentage points versus the fourth quarter of 2007, reflecting a significant decline in North America.

In the first quarter of 2008, ASP decreased approximately 2% compared to the first quarter of 2007. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

During the first quarter of 2008, the segment completed the acquisition of Soundbuzz Pte. Ltd., a leading pan-Asian music provider.

Home and Networks Mobility Segment

	Three Months Ended
	March 29,	March 31,
(Dollars in millions)	2008	2007	% Change

Segment net sales	$2,383	$2,337	2%
Operating earnings	153	167	(8)%

For the first quarter of 2008, the segment’s net sales represented 32% of the Company’s consolidated net sales, compared to 25% for the first quarter of 2007.

Three months ended March 29, 2008 compared to three months ended March 31, 2007

In the first quarter of 2008, the segment’s net sales increased 2% to $2.4 billion, compared to $2.3 billion in the first quarter of 2007. The 2% increase in net sales primarily reflects a 12% increase in net sales in the home business, partially offset by a 6% decrease in net sales of wireless networks. The 12% increase in net sales in the home business is primarily driven by: (i) a 15% increase in net sales of digital entertainment devices, reflecting higher ASPs due to a product mix shift, partially offset by a 15% decline in unit shipments to 4.2 million units, and (ii) an 11% increase in net sales of broadband gateways, primarily due to higher net sales of telecom modems and routers. Net sales of wireless networks decreased 6%, primarily driven by: (i) the absence of net sales by the embedded communication computing business (“ECC”) that was divested at the end of 2007, and (ii) lower net sales of iDEN and CDMA infrastructure equipment, partially offset by higher net sales for GSM infrastructure equipment, despite continued competitive pricing pressure.

On a geographic basis, the 2% increase in net sales was primarily driven by higher net sales in EMEA, Asia and Latin America, partially offset by lower net sales in North America. The increase in net sales in EMEA was primarily due to higher net sales for GSM infrastructure equipment despite continued competitive pricing pressure. The increase in net sales in Asia was primarily driven by higher net sales for CDMA infrastructure equipment. The decrease in net sales in North America was primarily due to lower net sales for iDEN and CDMA infrastructure equipment, partially offset by higher net sales in the home business. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for approximately 51% of the segment’s total net sales in the first quarter of 2008, compared to approximately 62% of the segment’s total net sales in the first quarter of 2007. The regional shift in the first quarter of 2008 as compared to the first quarter of 2007 reflects a 30% aggregate growth in net sales outside of North America, as well as, a 15% decline in net sales in North America.

The segment reported operating earnings of $153 million in the first quarter of 2008, compared to operating earnings of $167 million in the first quarter of 2007. The decrease in operating earnings was primarily due to the decrease in gross margin, primarily due to lower net sales of iDEN and CDMA infrastructure equipment and the absence of net sales by ECC that was divested at the end of 2007. This decrease in gross margin was partially offset by decreases in both R&D and SG&A expenses, primarily related to savings from cost-reduction initiatives. As a percentage of net sales in the first

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter of 2008 as compared to the first quarter of 2007, gross margin, SG&A expenses, R&D expenditures and operating margin all decreased.

During the first quarter of 2008, the segment acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD and Hangzhou Image Silicon, known collectively as Dahua Digital, a developer, manufacturer and marketer of cable set-tops and related low cost integrated circuits for the emerging Chinese cable business.

Enterprise Mobility Solutions Segment

	Three Months Ended
	March 29,	March 31,
(Dollars in millions)	2008	2007	% Change

Segment net sales	$1,806	$1,717	5%
Operating earnings	250	131	91%

For the first quarter of 2008, the segment’s net sales represented 24% of the Company’s consolidated net sales, compared to 18% for the first quarter of 2007.

Three months ended March 29, 2008 compared to three months ended March 31, 2007

In the first quarter of 2008, the segment’s net sales increased 5% to $1.8 billion, compared to $1.7 billion in the first quarter of 2007. The 5% increase in net sales reflects a 9% increase in net sales in the commercial enterprise market and a 4% increase in net sales in the government and public safety market. The increase in net sales in the commercial enterprise market was primarily due to higher net sales in EMEA and Asia. The net sales in the government and public safety market increased primarily due to: (i) the net sales generated by Vertex Standard Co., Ltd. (“Vertex Standard”), a business the Company took a controlling interest of in January 2008, and (ii) higher net sales in EMEA, Asia and Latin America, partially offset by lower net sales in North America. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 55% of the segment’s total net sales in the first quarter of 2008, compared to 62% in the first quarter of 2007. The regional shift in the first quarter of 2008 as compared to the first quarter of 2007 was primarily due to a 24% increase in net sales outside of North America.

The segment reported operating earnings of $250 million in the first quarter of 2008, compared to operating earnings of $131 million in the first quarter of 2007. The increase in operating earnings was primarily due to an increase in gross margin driven by: (i) an inventory-related charge in connection with the acquisition of Symbol Technologies, Inc. during the first quarter of 2007, and (ii) the 5% increase in net sales. The increase in gross margin was partially offset by: (i) increased SG&A expenses, primarily due to selling and marketing expenses related to the increase in net sales, and (ii) increased R&D expenditures, primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. As a percentage of net sales in the first quarter of 2008 as compared to the first quarter of 2007, gross margin, R&D expenditures and operating margin increased and SG&A expenses decreased.

In January 2008, the Company took a controlling interest of Vertex Standard, a global provider of two-way radio communication solutions. We believe that operating Vertex Standard strengthens our product portfolios. The acquisition provides the Company with access to Vertex Standard’s distribution channel.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

— Revenue recognition

— Inventory valuation reserves

— Taxes on income

— Valuation of Sigma Fund, investments and long-lived assets

— Restructuring activities

— Retirement-related benefits

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s condensed consolidated financial statements. The disclosures required by SFAS 157 are included in Note 6, “Fair Value Measurements,” to the Company’s condensed consolidated financial statements.

In February of 2008, the FASB issued FASB Staff Position 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS 157 for non-financial assets and liabilities on the Company’s condensed consolidated financial statements.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”) as of January 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

The Company adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) as of January 1, 2008. EITF 06-4 requires that endorsement split-dollar life insurance arrangements, which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967” (“the Statements”) based on the substance of the agreement with the employee. Upon adoption of EITF 06-4, the Company recognized an increase in Other liabilities of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Non-owner changes to equity in the amounts of $4 million and $41 million, respectively, in the Company’s condensed consolidated statement of stockholders’ equity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. The Company does not

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expect the adoption of SFAS 160 will have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the additional disclosures required by SFAS 161.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as a part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, through managing net asset positions, product pricing and component sourcing.

At March 29, 2008 and December 31, 2007, the Company had net outstanding foreign exchange contracts totaling $2.1 billion and $3.0 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income in the Company’s condensed consolidated statements of operations. The following table shows the five largest net foreign exchange contract positions as of March 29, 2008 and the corresponding positions as of December 31, 2007:

	March 29,	December 31,
Buy (Sell)	2008	2007

Chinese Renminbi	$(810)	$(1,292)
Brazilian Real	(314)	(377)
Israeli Shekel	(71)	(77)
Taiwan Dollar	169	112
Japanese Yen	319	384

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have high investment grade credit ratings, to fail to meet their obligations.

Interest Rate Risk

At March 29, 2008, the Company’s short-term debt consisted primarily of $79 million of short-term variable rate foreign debt. The Company has $4.2 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, the Company has entered into interest rate swaps to modify the characteristics of interest rate payments from fixed-rate payments to short-term variable rate payments. The following table displays these outstanding interest rate swaps at March 29, 2008:

	Notional Amount
	Hedged	Underlying Debt
Date Executed	(in millions)	Instrument

October 2007	$400	5.375% notes due 2012
October 2007	400	6.0% notes due 2017
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010

	$2,010

The weighted average short-term variable rate payments on each of the above interest rate swaps was 5.01% for the three months ended March 29, 2008. The fair value of the above interest rate swaps on March 29, 2008 and December 31, 2007, was $102 million and $36 million, respectively. Except as noted below, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at March 29, 2008 or December 31, 2007.

The Company designated the above interest rate swap agreements as part of fair value hedging relationships. As such, changes in the fair value of the hedging instrument, and corresponding adjustments to the carrying amount of the debt are recognized in earnings. Interest expense on the debt is adjusted to include the payments made or received under such hedge agreements. In the event the underlying debt instrument matures or is redeemed or repurchased, the Company is likely to terminate the corresponding interest rate swap contracts.

During the three months ended December 31, 2007, the Company concurrently with the issuance of debt entered into several interest rate swaps to convert the fixed rate interest cost of the debt to a floating rate. At the time of entering into these interest rate swaps, the swaps were designated as fair value hedges and qualified for hedge accounting. The swaps were originally designated as fair value hedges of the underlying debt, including the Company’s credit spread. During the three months ended March 29, 2008, the swaps were no longer considered effective hedges because of the volatility in the price of Motorola’s fixed-rate domestic term debt and the swaps were dedesignated. Motorola was able to redesignate the same interest rate swaps as fair value hedges of the underlying debt, exclusive of the Company’s credit spread. For the period of time during the quarter that the swaps were deemed ineffective hedges, Motorola recognized a gain of approximately $24 million.

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The weighted average fixed rate payments on these Interest Agreements was 6.54%. The fair value of the Interest Agreements at March 29, 2008 and December 31, 2007 was $1 million and $3 million, respectively.

The Company is exposed to credit loss in the event of nonperformance by the counterparties to its swap contracts. The Company minimizes its credit risk concentration on these transactions by distributing these contracts among several leading financial institutions, all of whom presently have investment grade credit ratings, and having collateral agreements in place. The Company does not anticipate nonperformance.

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Summary under “Looking Forward”, (a) about the creation of two public companies, and (b) our business strategies; (2) “Management’s Discussion and Analysis,” about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs, (b) the Company’s ability and cost to repatriate funds, (c) the impact of the timing and level of sales and the geographic location of such sales, (d) expectations for the Sigma Fund, (e) future cash contributions to pension plans or retiree health benefit plans, (f) issuance of commercial paper, (g) the Company’s ability and cost to access the capital markets, (h) the Company’s plans with respect to the level of outstanding debt, (i) expected payments pursuant to commitments under long-term agreements, (j) the outcome of ongoing and future legal proceedings, (k) the completion and impact of pending acquisitions and divestitures, and (l) the impact of recent accounting pronouncements on the Company; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” on pages 18 through 27 of our 2007 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Personal Injury Cases

Cases relating to Wireless Telephone Usage

During 2001 and 2002, several cases were filed in the Superior Court of the District of Columbia alleging that use of a cellular phone caused a malignant brain tumor: Murray v. Motorola, Inc., et al., filed November 15, 2001, Agro, et al. v. Motorola, Inc., et al., filed February 26, 2002; Cochran, et al. v. Audiovox Corporation, et al., filed February 26, 2002, and Schofield, et al. v. Matsushita Electric Corporation of America, et al., filed February 26, 2002. Each complaint seeks compensatory damages in excess of $25 million, consequential damages in excess of $25 million and punitive and/or exemplary damages in excess of $100 million. These cases were removed to federal court and transferred to the United States District Court for the District of Maryland (the “MDL Court”). On July 19, 2004, the MDL Court found that there was no federal court jurisdiction over Murray, Agro, Cochran and Schofield and remanded those cases to the Superior Court for the District of Columbia. On November 30, 2004, defendants moved to dismiss the Murray, Agro, Cochran and Schofield complaints. On August 24, 2007, the Superior Court for the District of Columbia granted the defendants’ motion and dismissed the cases with prejudice on federal preemption grounds. On September 20, 2007, plaintiffs appealed the dismissal to the District of Columbia Court of Appeals and that appeal is still pending.

On September 9, 2002, Dahlgren v. Motorola, Inc., et al., was filed in the D.C. Superior Court containing class claims alleging deceptive and misleading actions by defendants in falsely stating that cellular phones are safe and by failing to disclose studies that allegedly show cellular phones can cause harm. Dahlgren seeks injunctive and equitable relief, actual damages, treble or statutory damages, punitive damages and a constructive trust. On December 9, 2005, plaintiff filed an amended complaint in Dahlgren. On March 5, 2008, the court stayed Dahlgren pending the outcome of Murray v. Motorola, Inc., et al.

Iridium-Related Cases

Class Action Securities Lawsuits

Motorola has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business which, on March 15, 2001, were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. In April 2008, the parties reached an agreement in principle, subject to court approval, to settle all claims against Motorola in exchange for Motorola’s agreement to pay $20 million.

Bankruptcy Court Lawsuit

Motorola was sued by the Official Committee of the Unsecured Creditors of Iridium (the “Committee”) in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserts claims for breach of contract, warranty, fiduciary duty and fraudulent transfer and preferences, and seeks in excess of $4 billion in damages. On September 20, 2007, following trial on the solvency and capital adequacy portion of the Committee’s fraudulent transfer and preference claims, the Iridium Bankruptcy Court granted judgment for Motorola on all those claims. The parties have reached an agreement in principle to settle the matter. On April 22, 2008, Iridium submitted the settlement to the Bankruptcy Court for approval. If approved, the settlement (“Proposed Iridium Settlement Agreement”) would provide Motorola with a release ending all bankruptcy litigation with no payment required of Motorola and in turn Motorola would not receive payment from the Iridium estate.

On March 30, 2001, the United States Bankruptcy Court for the Southern District of New York presiding over the Iridium bankruptcy proceeding approved a settlement between the unsecured creditors of the Iridium Debtors and the Iridium Debtors’ pre-petition secured lenders (the “Bankruptcy Settlement Agreement”). Motorola appealed the approval of such settlement first to the United States District Court for the Southern District of New York and thereafter to the United States Court of Appeals for the Second Circuit. On March 5, 2007, the Court of Appeals vacated the District Court order approving the Bankruptcy Settlement Agreement and directed that the case be remanded to the Iridium Bankruptcy Court for further proceedings. On June 1, 2007, the Unsecured Creditors Committee filed with the Bankruptcy Court a renewed motion for approval of the Bankruptcy Settlement Agreement, to which Motorola objected. In connection with the Proposed Iridium Settlement Agreement, Motorola has agreed to withdraw its objection to the renewed motion for approval.

Silverman/Williams Federal Securities Lawsuits and Related Derivative Matters

A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola’s projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007 and Motorola moved to dismiss that complaint in February 2008.

In addition, on August 24, 2007, two lawsuits were filed as purportedly derivative actions on behalf of Motorola, Williams v. Zander, et al., and Cinotto v. Zander, et al., consolidated in the Circuit Court of Cook County, Illinois against the Company and certain of its current and former officers and directors. These complaints make similar factual allegations to those made in the Silverman complaint with additional more recent similar allegations. The complaints assert causes of action for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek unspecified damages associated with the alleged loss to the Company deriving from the defendants’ actions and demand that Motorola make a number of changes to its internal procedures. An amended complaint was filed on December 14, 2007 and a second amended complaint was filed on April 24, 2008.

In re Adelphia Communications Corp. Securities and Derivative Litigation

On July 23, 2004, Motorola was named as a defendant in a purported class action Argent Classic Convertible Arbitrage Fund L.P., et al. v. Scientific-Atlanta, Inc., et al. (the “Argent Complaint”). The Argent Complaint was filed against Scientific Atlanta and Motorola in the Southern District of New York. The Argent Complaint generally alleges a claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Adelphia securities. The complaint seeks compensatory damages and other relief. Motorola filed a motion to dismiss the Argent Complaint on October 12, 2004, which is awaiting decision.

On December 22, 2003, Motorola was named as a defendant in Stocke v. John J. Rigas, et al. This case was originally filed in Pennsylvania and was subsequently transferred to the Southern District of New York as related to In re Adelphia Communications Corp. Securities and Derivative Litigation, which consists of at least fourteen individual cases and one purported class action, Argent, that were filed in or have been transferred to the United States District Court for the Southern District of New York. Motorola and several other individual and corporate defendants are named in the amended complaint. As to Motorola, the complaint makes generally the same allegations as Argent. The complaint seeks return of the consideration paid by plaintiff for Adelphia securities, punitive damages and other relief. In March 2008, the Stocke plaintiff agreed to become a member of the purported class in Argent and the Stocke action was dismissed by the court as a stand-alone action.

Intellectual Property Related Cases

Tessera, Inc. v. Motorola, Inc., et al.

Motorola is a purchaser of semiconductor chips with certain ball grid array (“BGA”) packaging from suppliers including Qualcomm, Inc. (“Qualcomm”), Freescale Semiconductor, Inc. (“Freescale Semiconductor”), ATI Technologies, Inc. (“ATI”), Spansion Inc. (“Spansion”), and STMicroelectronics N.V. (“STMicro”). On April 17, 2007, Tessera, Inc. (“Tessera”) filed patent infringement legal actions against Qualcomm, Freescale Semiconductor, ATI, Spansion, STMicro and Motorola in the U.S. International Trade Commission (the “ITC”) (In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605) and the United States District Court, Eastern District of Texas, Tessera, Inc. v. Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc. and ATI Technologies, Inc., alleging that certain BGA packaged semiconductors infringe patents that Tessera claims to own. Tessera is seeking orders to ban the importation into the U.S. of certain semiconductor chips with BGA packaging and certain “downstream” products that contain them (including Motorola products) and/or limit suppliers’ ability to provide certain services and products or take certain actions in the U.S. relating to the packaged chips. The patent claims being asserted by Tessera are subject to reexamination proceedings in the U.S. Patent and Trademark Office (“PTO”). In the reexamination proceedings, the PTO has issued rejections of Tessera’s asserted patent claims. On February 26, 2008, the ITC action was stayed by the administrative law judge pending the completion of the PTO’s reexamination proceedings. On March 27, 2008, the ITC reversed the stay. A date for a hearing on the merits has not yet been set.

Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 1A.	Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 18 through 27 of the Company’s 2007 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 29, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
	(a) Total Number		as Part of Publicly	May Yet be Purchased
	of Shares	(b) Average Price	Announced Plans or	Under the Plans or
Period	Purchased(1)(2)	Paid per Share(1)(3)	Programs(2)	Programs(2)

01/01/08 to 01/25/08	9,033,247	$15.30	9,020,151	$3,629,062,576
01/26/08 to 02/22/08	7,383	$11.29	0	$3,629,062,576
02/23/07 to 03/29/08	11,893	$10.76	0	$3,629,062,576

Total	9,052,523	$15.29	9,020,151

(1)	In addition to purchases under the Stock Repurchase Program (as defined below), included in this column are transactions under the Company’s equity compensation plans involving the delivery to the Company of 32,372 shares of Motorola common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock granted to Company employees.

(2)	Through actions taken on July 24, 2006 and March 21, 2007, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009, subject to market conditions (the “Stock Repurchase Program”).

(3)	Average price paid per share of common stock repurchased under the Stock Repurchase Program is execution price, excluding commissions paid to brokers.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on May 5, 2008, and the following matters were voted on at that meeting:

1. The election of the following directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

Director	For	Withhold

Gregory Q. Brown	1,960,325,125	74,474,395
David W. Dorman	1,937,717,444	97,082,076
William R. Hambrecht	1,968,192,495	66,607,025
Judy C. Lewent	1,945,000,643	89,798,877
Keith A. Meister	1,943,885,318	90,914,202
Thomas J. Meredith	1,953,650,320	81,149,200
Nicholas Negroponte	1,934,549,111	100,250,409
Samuel C. Scott III	1,847,909,862	186,889,658
Ron Sommer	1,864,568,149	170,231,371
James R. Stengel	1,868,015,170	166,784,350
Anthony J. Vinciquerra	1,968,716,354	66,083,166
Douglas A. Warner III	1,949,220,923	85,578,597
Dr. John A. White	1,945,499,470	89,300,050
Miles D. White	1,949,818,114	84,981,406

2. The ratification of the appointment of the independent registered public accounting firm was approved by the following vote: For, 1,975,778,098; Against, 40,285,564; Abstain, 18,735,858.

3. A shareholder proposal re: Say-on-Pay was approved by the following vote: For, 858,587,063; Against, 732,395,136; Abstain, 102,536,544; Broker Non-Vote, 341,280,777.

4. A shareholder proposal re: Policy to Recoup Unearned Management Bonuses was defeated by the following vote: For, 182,439,843; Against, 1,344,983,254; Abstain, 166,095,646; Broker Non-Vote, 341,280,777.

5. A shareholder proposal re: A Global Set of Corporate Standards at Motorola was defeated by the following vote: For, 166,058,641; Against, 1,116,761,523; Abstain, 410,698,579; Broker Non-Vote, 341,280,777.

Item 5. Other Information.

Not applicable

Item 6. Exhibits

Exhibit No.		Description

10.37		Motorola Long-Range Incentive Plan (LRIP) of 2006 (as Amended and Restated as of March 31, 2008) (incorporated by reference to Exhibit 10.37 to Motorola’s Report on Form 8-K filed on April 2, 2008 (File No. 1-7221)).
10.44		Description of Certain Compensatory Arrangements between Motorola, Inc. and Gregory Q. Brown (filed as Exhibit 10.44 to Motorola’s Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)) is replaced by the description of Mr. Brown’s special 2008 incentive award, the adoption of the Motorola 2008 Incentive Plan and amendments to the Motorola Long Range Incentive Plan of 2006, in Motorola’s Report on Form 8-K filed on April 2, 2008 (which is incorporated herein by reference (File No. 1-7221)).
10.52		2008 Motorola Incentive Plan (incorporated by reference to Exhibit 10.52 to Motorola’s Report on Form 8-K filed on April 2, 2008 (File No. 1-7221)).
*10	.53	Severance Agreement between Stuart Reed and Motorola, Inc. dated March 7, 2008.
*10	.54	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after May 6, 2008.
*10	.55	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and above on or after May 6, 2008.
*10	.56	Form of Motorola Stock Option Consideration Agreement for grants on or after May 6, 2008.
*10	.57	Description of insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of the Motorola Proxy Statement for the Annual Meeting held on May 5, 2008)
*31	.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Paul J. Liska pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Paul J. Liska pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Laurel Meissner
Laurel Meissner
Corporate Vice President, Finance
and Chief Accounting Officer
(Duly Authorized Officer and
Chief Accounting Officer of the Registrant)

Date: May 7, 2008

EXHIBIT INDEX

Exhibit No.		Description

10.37		Motorola Long-Range Incentive Plan (LRIP) of 2006 (as Amended and Restated as of March 31, 2008) (incorporated by reference to Exhibit 10.37 to Motorola’s Report on Form 8-K filed on April 2, 2008 (File No. 1-7221)).
10.44		Description of Certain Compensatory Arrangements between Motorola, Inc. and Gregory Q. Brown (filed as Exhibit 10.44 to Motorola’s Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)) is replaced by the description of Mr. Brown’s special 2008 incentive award, the adoption of the Motorola 2008 Incentive Plan and amendments to the Motorola Long Range Incentive Plan of 2006, in Motorola’s Report on Form 8-K filed on April 2, 2008 (which is incorporated herein by reference (File No. 1-7221)).
10.52		2008 Motorola Incentive Plan (incorporated by reference to Exhibit 10.52 to Motorola’s Report on Form 8-K filed on April 2, 2008 (File No. 1-7221)).
*10	.53	Severance Agreement between Stuart Reed and Motorola, Inc. dated March 7, 2008.
*10	.54	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after May 6, 2008.
*10	.55	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and above on or after May 6, 2008.
*10	.56	Form of Motorola Stock Option Consideration Agreement for grants on or after May 6, 2008.
*10	.57	Description of insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of the Motorola Proxy Statement for the Annual Meeting held on May 5, 2008)
*31	.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Paul J. Liska pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Paul J. Liska pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith