Form 10-Q
period 2008-06-28
MOTOROLA INC
filed 2008-07-31
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 28, 2008
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
(847) 576-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 28, 2008:

Class	Number of Shares

Common Stock; $3 Par Value	2,265,382,677

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In millions, except per share amounts)	2008	2007	2008	2007

Net sales	$8,082	$8,732	$15,530	$18,165
Costs of sales	5,757	6,279	11,060	13,258

Gross margin	2,325	2,453	4,470	4,907

Selling, general and administrative expenses	1,115	1,296	2,298	2,609
Research and development expenditures	1,048	1,115	2,102	2,232
Other charges	157	200	334	590

Operating earnings (loss)	5	(158)	(264)	(524)

Other income (expense):
Interest income (expense), net	(10)	32	(12)	73
Gains on sales of investments and businesses, net	39	5	58	4
Other	(85)	17	(94)	16

Total other income (expense)	(56)	54	(48)	93

Loss from continuing operations before income taxes	(51)	(104)	(312)	(431)
Income tax benefit	(55)	(66)	(122)	(175)

Earnings (loss) from continuing operations	4	(38)	(190)	(256)
Earnings from discontinued operations, net of tax	—	10	—	47

Net earnings (loss)	$4	$(28)	$(190)	$(209)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.00	$(0.02)	$(0.08)	$(0.11)
Discontinued operations	—	0.01	—	0.02

	$0.00	$(0.01)	$(0.08)	$(0.09)

Diluted:
Continuing operations	$0.00	$(0.02)	$(0.08)	$(0.11)
Discontinued operations	—	0.01	—	0.02

	$0.00	$(0.01)	$(0.08)	$(0.09)

Weighted average common shares outstanding:
Basic	2,262.6	2,296.3	2,260.5	2,337.1
Diluted	2,269.5	2,296.3	2,260.5	2,337.1

Dividends paid per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

	June 28,	December 31,
(In millions, except per share amounts)	2008	2007

ASSETS
Cash and cash equivalents	$2,757	$2,752
Sigma Fund	3,856	5,242
Short-term investments	595	612
Accounts receivable, net	4,495	5,324
Inventories, net	2,758	2,836
Deferred income taxes	1,882	1,891
Other current assets	3,876	3,565

Total current assets	20,219	22,222

Property, plant and equipment, net	2,575	2,480
Sigma Fund	555	—
Investments	746	837
Deferred income taxes	3,074	2,454
Goodwill	4,358	4,499
Other assets	2,212	2,320

Total assets	$33,739	$34,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$145	$332
Accounts payable	3,806	4,167
Accrued liabilities	7,623	8,001

Total current liabilities	11,574	12,500

Long-term debt	3,971	3,991
Other liabilities	2,990	2,874

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,797	6,792
Issued shares: 06/28/08—2,265.6; 12/31/07—2,264.0
Outstanding shares: 06/28/08—2,265.4; 12/31/07—2,263.1
Additional paid-in capital	882	782
Retained earnings	8,159	8,579
Non-owner changes to equity	(634)	(706)

Total stockholders’ equity	15,204	15,447

Total liabilities and stockholders’ equity	$33,739	$34,812

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Non-Owner Changes to Equity
			Fair Value
		Common	Adjustment	Foreign
		Stock and	to Available	Currency	Retirement
		Additional	for Sale	Translation	Benefits
		Paid-in	Securities,	Adjustments,	Adjustments,	Retained	Comprehensive
(In millions, except per share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Earnings	Loss

Balances at December 31, 2007 (as reported)	2,264.0	$7,574	$(59)	$16	$(663)	$8,579
Cumulative effect—Postretirement Insurance Plan					(41)	(4)

Balances at January 1, 2008	2,264.0	7,574	(59)	16	(704)	8,575

Net loss						(190)	$(190)
Net unrealized gain on securities (net of tax of $4)			7				7
Foreign currency translation adjustments (net of tax of $6)				98			98
Amortization of retirement benefit adjustments (net of tax of $7)					8		8
Issuance of common stock and stock options exercised	10.6	105
Share repurchase program	(9.0)	(138)
Excess tax benefits from share-based compensation		1
Stock option and employee stock purchase plan expense		137
Dividends declared ($0.10 per share)						(226)

Balances at June 28, 2008	2,265.6	$7,679	$(52)	$114	$(696)	$8,159	$(77)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 28,	June 30,
(In millions)	2008	2007

Operating
Net loss	$(190)	$(209)
Less: Earnings from discontinued operations	—	47

Loss from continuing operations	(190)	(256)
Adjustments to reconcile the loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	416	446
Non-cash other charges	116	132
Share-based compensation expense	166	157
Gains on sales of investments and businesses, net	(58)	(4)
Deferred income taxes	(470)	(375)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	873	2,416
Inventories	137	431
Other current assets	(270)	190
Accounts payable and accrued liabilities	(795)	(3,413)
Other assets and liabilities	(64)	249

Net cash used for operating activities from continuing operations	(139)	(27)

Investing
Acquisitions and investments, net	(174)	(4,237)
Proceeds from sales of investments and businesses	153	61
Capital expenditures	(231)	(270)
Proceeds from sales of property, plant and equipment	5	73
Proceeds from sales of Sigma Fund investments, net	787	7,346
Proceeds from sales (purchases) of short-term investments, net	17	(443)

Net cash provided by investing activities from continuing operations	557	2,530

Financing
Net proceeds from (repayment of) commercial paper and short-term borrowings	(81)	97
Repayment of debt	(114)	(172)
Issuance of common stock	82	212
Purchase of common stock	(138)	(2,360)
Payment of dividends	(227)	(239)
Distribution to discontinued operations	(10)	(62)
Other, net	3	17

Net cash used for financing activities from continuing operations	(485)	(2,507)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	72	(42)

Net increase (decrease) in cash and cash equivalents	5	(46)
Cash and cash equivalents, beginning of period	2,752	2,816

Cash and cash equivalents, end of period	$2,757	$2,770

Cash Flow Information

Cash paid during the period for:
Interest, net	$130	$158
Income taxes, net of refunds	218	212

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except as noted)

1. Basis of Presentation

The condensed consolidated financial statements as of June 28, 2008 and for the three and six months ended June 28, 2008 and June 30, 2007, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 28, 2008 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2008 presentation.

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

2. Other Financial Data

Statements of Operations Information

Other Charges

Other charges included in Operating earnings (loss) consist of the following:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Other charges:
Amortization of intangible assets	$81	$95	$164	$190
Legal settlements	37	25	57	140
Separation-related transaction costs	20	—	20	—
Reorganization of businesses	19	78	93	163
In-process research and development charges	—	2	—	97

	$157	$200	$334	$590

Other Income (Expense)

Interest income (expense), net, and Other both included in Other income (expense) consist of the following:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Interest income (expense), net:
Interest expense	$(74)	$(82)	$(152)	$(175)
Interest income	64	114	140	248

	$(10)	$32	$(12)	$73

Other:
Investment impairments	$(116)	$(12)	$(138)	$(31)
Foreign currency gain	13	32	14	47
Gain on interest rate swaps	—	—	24	—
Other	18	(3)	6	—

	$(85)	$17	$(94)	$16

During the three and six months ended June 28, 2008, the Company recorded investment impairment charges of $116 million and $138 million, respectively, of which $83 million of charges were attributed to an equity security held by the Company as a strategic investment. During the three and six months ended June 30, 2007, the Company recorded investment impairment charges of $12 million and $31 million, respectively. These impairment charges represent other-than-temporary declines in the value of its investment portfolio and Sigma Fund.

During the three months ended December 31, 2007, concurrently with the issuance of debt, the Company entered into several interest rate swaps to convert the fixed rate interest cost of the debt to a floating rate. At the time of entering into these interest rate swaps, the swaps were designated as fair value hedges and qualified for hedge accounting treatment. The swaps were originally designated as fair value hedges of the underlying debt, including the Company’s credit spread. During the three months ended March 29, 2008, the swaps were no longer considered effective hedges because of the volatility in the price of the Company’s fixed-rate domestic term debt and the swaps were dedesignated. In the same period, the Company was able to redesignate the same interest rate swaps as fair value hedges of the underlying debt, exclusive of the Company’s credit spread. For the period of time that the swaps were deemed ineffective hedges, the Company recognized a gain of $24 million, representing the increase in the fair value of the swaps.

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share from both continuing operations and net earnings (loss), which includes discontinued operations is computed as follows:

	Earnings (loss) from Continuing Operations		Net Earnings (Loss)
	June 28,	June 30,	June 28,	June 30,
Three Months Ended	2008	2007	2008	2007

Basic earnings (loss) per common share:
Earnings (loss)	$4	$(38)	$4	$(28)
Weighted average common shares outstanding	2,262.6	2,296.3	2,262.6	2,296.3

Per share amount	$0.00	$(0.02)	$0.00	$(0.01)

Diluted earnings (loss) per common share:
Earnings (loss)	$4	$(38)	$4	$(28)

Weighted average common shares outstanding	2,262.6	2,296.3	2,262.6	2,296.3

Add effect of dilutive securities:
Share-based awards and other	6.9	—	6.9	—

Diluted weighted average common shares outstanding	2,269.5	2,296.3	2,269.5	2,296.3

Per share amount	$0.00	$(0.02)	$0.00	$(0.01)

	Earnings (loss) from
	Continuing Operations		Net Loss
	June 28,	June 30,	June 28,	June 30,
Six Months Ended	2008	2007	2008	2007

Basic loss per common share:
Loss	$(190)	$(256)	$(190)	$(209)
Weighted average common shares outstanding	2,260.5	2,337.1	2,260.5	2,337.1

Per share amount	$(0.08)	$(0.11)	$(0.08)	$(0.09)

Diluted loss per common share:
Loss	$(190)	$(256)	$(190)	$(209)

Weighted average common shares outstanding	2,260.5	2,337.1	2,260.5	2,337.7

Diluted weighted average common shares outstanding	2,260.5	2,337.1	2,260.5	2,337.7

Per share amount	$(0.08)	$(0.11)	$(0.08)	$(0.09)

In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended June 28, 2008, 196.3 million out-of-the-money stock options were excluded because their inclusion would have been antidilutive. For the three months ended June 30, 2007 and the six months ended June 28, 2008 and June 30, 2007, the Company was in a net loss position, and accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive. In the computation of diluted loss per common share from both continuing operations and on a net loss basis for the three months ended June 30, 2007 and the six months ended June 28, 2008 and June 30, 2007, the assumed exercise of 120.7 million, 186.1 million, and 103.3 million stock options, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Sigma Fund and Investments

Sigma Fund and Investments consist of the following:

	Recorded Value				Less
	Sigma Fund	Sigma Fund	Short-term		Unrealized	Unrealized	Cost
June 28, 2008	Current	Non-current	Investments	Investments	Gains	Losses	Basis

Cash	$1	$—	$—	$—	$—	$—	$1
Certificates of deposit	30	—	595	—	—	—	625
Available-for-sale securities:
Commercial paper	690	—	—	—	—	—	690
Government and agencies	709	—	—	26	—	—	735
Corporate bonds	2,113	431	—	7	—	(82)	2,633
Asset-backed securities	211	62	—	1	—	(7)	281
Mortgage-backed securities	102	62	—	—	—	(5)	169
Common stock and equivalents	—	—	—	284	14	(4)	274

	3,856	555	595	318	14	(98)	5,408
Other securities, at cost	—	—	—	387	—	—	387
Equity method investments	—	—	—	41	—	—	41

	$3,856	$555	$595	$746	$14	$(98)	$5,836

	Recorded Value			Less
	Sigma Fund	Short-term		Unrealized	Unrealized	Cost
December 31, 2007	Current	Investments	Investments	Gains	Losses	Basis

Cash	$16	$—	$—	$—	$—	$16
Certificates of deposit	156	589	—	—	—	745
Available-for-sales securities:
Commercial paper	1,282	—	—	—	—	1,282
Government and agencies	25	19	—	—	—	44
Corporate bonds	3,125	1	—	1	(48)	3,173
Asset-backed securities	420	—	—	—	(5)	425
Mortgage-backed securities	209	—	—	—	(5)	214
Common stock and equivalents	—	—	333	40	(79)	372
Other	9	3	—	—	—	12

	5,242	612	333	41	(137)	6,283
Other securities, at cost	—	—	414	—	—	414
Equity method investments	—	—	90	—	—	90

	$5,242	$612	$837	$41	$(137)	$6,787

As of June 28, 2008, the fair market value of the Sigma Fund was $4.4 billion, of which $3.9 billion has been classified as current and $555 million has been classified as non-current, compared to a fair market value of $5.2 billion at December 31, 2007, all classified as current. During the three months ended June 28, 2008, the Company recorded a $5 million net unrealized gain in the available-for-sale securities held in the Sigma Fund. During the six months ended June 28, 2008, the Company recorded a $37 million net reduction in the available-for-sale securities held in the Sigma Fund reflecting a decline in the fair value of the securities. The total unrealized loss on the Sigma Fund portfolio at the end of June 28, 2008 was $94 million, of which $27 million relates to the securities classified as current and $67 million relates to securities classified as non-current. As of December 31, 2007, the unrealized loss on the Sigma Fund portfolio was $57 million, all classified as current. The unrealized losses have been reflected as a reduction in Non-owner changes to equity.

As of June 28, 2008, $555 million of Sigma Fund investments were classified as non-current because they have maturities greater than 12 months, the market values are below cost and the Company plans to hold the securities until they recover to cost or until maturity. The weighed-average maturity of the Sigma Fund investments classified as non-current was 18 months. The Company believes this decline is temporary, primarily due to the ongoing disruptions in the capital markets. Substantially all of these securities have investment grade ratings and, accordingly, the Company believes it is probable that it will be able to collect all amounts it is owed under these securities according to their contractual terms, which may be at maturity. If it becomes probable that the Company will not collect the amounts in accordance with the contractual terms of the security, the Company would consider the decline other-than-temporary. During the six months ended June 28, 2008, the Company recorded $4 million, all of which was recorded during the three months ended March 29, 2008, of other-than-temporary declines in the Sigma Fund investments as investment impairment charges in the condensed consolidated statements of operations.

Accounts Receivable

Accounts receivable, net, consists of the following:

	June 28,	December 31,
	2008	2007

Accounts receivable	$4,685	$5,508
Less allowance for doubtful accounts	(190)	(184)

	$4,495	$5,324

Inventories

Inventories, net, consist of the following:

	June 28,	December 31,
	2008	2007

Finished goods	$1,609	$1,737
Work-in-process and production materials	1,565	1,470

	3,174	3,207
Less inventory reserves	(416)	(371)

	$2,758	$2,836

Other Current Assets

Other current assets consists of the following:

	June 28,	December 31,
	2008	2007

Costs and earnings in excess of billings	$1,325	$995
Contract-related deferred costs	803	763
Contractor receivables	684	960
Value-added tax refunds receivable	435	321
Other	629	526

	$3,876	$3,565

Property, Plant, and Equipment

Property, plant and equipment, net, consists of the following:

	June 28,	December 31,
	2008	2007

Land	$158	$134
Building	2,042	1,934
Machinery and equipment	5,812	5,745

	8,012	7,813
Less accumulated depreciation	(5,437)	(5,333)

	$2,575	$2,480

During the three months ended June 28, 2008 and June 30, 2007, depreciation expense was $130 million and $134 million, respectively. During the six months ended June 28, 2008 and June 30, 2007, depreciation expense was $251 million and $258 million, respectively.

Other Assets

Other assets consist of the following:

	June 28,	December 31,
	2008	2007

Intangible assets, net of accumulated amortization of $981 and $819	$1,122	$1,260
Prepaid royalty license arrangements	400	364
Contract-related deferred costs	206	180
Long-term receivables, net of allowances of $4 and $5	39	68
Other	445	448

	$2,212	$2,320

Accrued Liabilities

Accrued liabilities consist of the following:

	June 28,	December 31,
	2008	2007

Deferred revenue	$1,507	$1,235
Compensation	717	772
Customer reserves	709	972
Contractor payables	644	875
Customer downpayments	594	509
Warranty reserves	330	416
Tax liabilities	304	234
Other	2,818	2,988

	$7,623	$8,001

Other Liabilities

Other liabilities consist of the following:

	June 28,	December 31,
	2008	2007

Unrecognized tax benefits	$988	$933
Defined benefit plan obligations	556	562
Deferred revenue	399	393
Royalty license arrangement	300	282
Postretirement health care benefit plans	137	144
Other	610	560

	$2,990	$2,874

Stockholders’ Equity Information

Share Repurchase Program

During the six months ended June 28, 2008 and June 30, 2007, the Company paid an aggregate of $138 million and $2.4 billion, respectively, including transaction costs, to repurchase 9 million and 121 million shares at an average price of $15.32 and $19.41, respectively. The Company did not repurchase any of its shares during the three months ended June 28, 2008 or June 30, 2007.

Since the inception of its share repurchase program in May 2005, the Company has repurchased a total of 394 million common shares for an aggregate cost of $7.9 billion. All repurchased shares have been retired. As of June 28, 2008, the Company remained authorized to purchase an aggregate amount of up to $3.6 billion of additional shares under the current stock repurchase program.

3. Income Taxes

The Company had unrecognized tax benefits of $1.4 billion at both June 28, 2008 and December 31, 2007. Included in these balances were potential benefits of approximately $640 million and $590 million, respectively, that if recognized, would affect the effective tax rate. During the three months ended June 28, 2008, the Company has recorded a $64 million tax benefit representing a reduction in unrecognized tax benefits relating to facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained.

Based on the potential outcome of the Company’s global tax examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, are estimated to be in the range of $175 million to $275 million and are not expected to result in any significant net cash payments by the Company.

The Company is currently contesting significant tax adjustments related to transfer pricing for the 1996 through 2003 tax years at the appellate level of the Internal Revenue Service (“IRS”). The Company disagrees with all of these proposed transfer pricing-related adjustments and intends to vigorously dispute them through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on these matters, it could result in: (i) additional taxable income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million, and (ii) additional taxable income for the years 2001 and 2002 of approximately $800 million, which could result in additional income tax liability for the Company of approximately $300 million. The IRS is currently reviewing a claim for additional research tax credits for the years 1996-2003. The audits of the Company’s 2004 and 2005 tax returns were still open at June 28, 2008, however, the IRS completed its field examination of those returns in July 2008, and there are no significant unagreed issues. The Company also has several other Non-U.S. income tax audits pending.

Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

4. Retirement Benefits

Defined Benefit Plans

The net periodic pension cost for the Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”), and Non-U.S. plans was as follows:

	June 28, 2008			June 30, 2007
	Regular	Officers’	Non	Regular	Officers’	Non
Three Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$25	$1	$2	$29	$2	$10
Interest cost	81	2	1	77	2	22
Expected return on plan assets	(98)	(1)	3	(85)	(1)	(18)
Amortization of:
Unrecognized net loss	13	—	—	29	1	5
Unrecognized prior service cost	(8)	—	—	(7)	—	—
Settlement/curtailment loss	—	1	—	—	1	—

Net periodic pension cost	$13	$3	$6	$43	$5	$19

	June 28, 2008			June 30, 2007
	Regular	Officers’	Non	Regular	Officers’	Non
Six Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$49	$1	$15	$58	$4	$20
Interest cost	162	3	33	154	4	43
Expected return on plan assets	(196)	(1)	(26)	(170)	(2)	(36)
Amortization of:
Unrecognized net loss	26	1	—	58	2	10
Unrecognized prior service cost	(15)	—	—	(14)	—	—
Settlement/curtailment loss	—	2	—	—	3	—

Net periodic pension cost	$26	$6	$22	$86	$11	$37

During the three and six months ended June 28, 2008, aggregate contributions of $14 million and $27 million, respectively, were made to the Company’s Non-U.S. plans. The Company contributed $120 million to its Regular Pension Plan for the three and six months ended June 28, 2008.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Service cost	$2	$2	$3	$4
Interest cost	7	6	13	13
Expected return on plan assets	(5)	(4)	(10)	(8)
Amortization of:
Unrecognized net loss	2	2	3	4
Unrecognized prior service cost	(1)	(1)	(1)	(2)

Net postretirement health care expense	$5	$5	$8	$11

The Company contributed $10 million to its postretirement healthcare fund for the three and six months ended June 28, 2008.

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

5. Share-Based Compensation Plans

A summary of share-based compensation expense related to restricted stock, restricted stock units (“RSU”), employee stock options and employee stock purchases was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Share-based compensation expense included in:
Costs of sales	$10	$9	$18	$16
Selling, general and administrative expenses	48	50	95	94
Research and development expenditures	30	25	53	47

Share-based compensation expense included in Operating earnings (loss)	88	84	166	157
Tax benefit	28	26	52	48

Share-based compensation expense, net of tax	$60	$58	$114	$109

In the second quarter of 2008, the Company’s broad based equity grant consisted of 17.8 million RSUs and 4.3 million stock options. The total compensation expense related to the RSUs is $124 million, net of estimated forfeitures, with a fair market value of $9.47 per RSU. The total compensation expense related to stock options is $12 million, net of estimated forfeitures, at a Black-Scholes value of $3.79 per stock option. The expense for both RSUs and stock options will be recognized over the related vesting period of 4 years.

6. Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. In February 2008, the FASB issued staff position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 28, 2008. Under FSP 157-2, the Company will measure the remaining assets and liabilities no later than the first quarter of 2009.

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

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The levels of the Company’s financial assets and liabilities that are carried at fair value were as follows:

June 28, 2008	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities:
Commercial paper	$—	$690	$—	$690
Government and agencies	—	735	—	735
Corporate bonds	—	2,508	43	2,551
Asset-backed securities	—	274	—	274
Mortgage-backed securities	—	164	—	164
Common stock and equivalents	284	—	—	284
Derivative assets	—	37	—	37
Liabilities:
Derivative liabilities	—	27	—	27

The following table summarizes the changes in fair value of our Level 3 assets:

	Three	Six
	Months	Months
June 28, 2008	Ended	Ended

Beginning balance	$39	$35
Transfers to Level 3	—	10
Unrealized gains included in Non-owner changes to equity	4	2
Loss recognized as Investment impairment in Other income (expense)	—	(4)

Ending balance	$43	$43

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

In determining the fair value of the Company’s interest rate swap derivatives, the Company uses the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of each instrument and the credit default swap market to reflect the credit risk of either the Company or the counterparty. For foreign currency derivatives, the Company’s approach is to use forward contract and option valuation models employing market observable inputs, such as spot currency rates, time value and option volatilities. Since the Company primarily uses observable inputs in its valuation of its derivative assets and liabilities, they are considered Level 2.

Level 3 fixed income securities are debt securities that do not have actively traded quotes on the date the Company presents its condensed consolidated balance sheets and require the use of unobservable inputs, such as indicative quotes from dealers and qualitative input from investment advisors, to value these securities.

At June 28, 2008, the Company has $620 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds have quoted market prices that are generally equivalent to par.

7. Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	June 28,	December 31,
	2008	2007

Long-term receivables	$124	$123
Less allowance for losses	(4)	(5)

	120	118
Less current portion	(81)	(50)

Non-current long-term receivables, net	$39	$68

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets. Interest income recognized on long-term receivables was $1 million and $2 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and $2 million and $4 million for the six months ended June 28, 2008 and June 30, 2007, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide long-term financing, defined as financing with terms greater than one year, in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $381 million and $610 million at June 28, 2008, and December 31, 2007, respectively. Of these amounts, $278 million and $454 million were supported by letters of credit or by bank commitments to purchase long-term receivables at June 28, 2008, and December 31, 2007, respectively.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $56 million and $42 million at June 28, 2008 and December 31, 2007, respectively (including $25 million and $23 million at June 28, 2008 and December 31, 2007, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million at both June 28, 2008 and December 31, 2007 (including $0 million at both June 28, 2008 and December 31, 2007, relating to the sale of short-term receivables).

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

In the aggregate, at both June 28, 2008 and December 31, 2007, these committed facilities provided for up to $1.4 billion to be outstanding with the third parties at any time. As of June 28, 2008, $683 million of the Company’s committed facilities were utilized, compared to $497 million that were utilized at December 31, 2007. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total accounts receivables and long-term receivables sold by the Company were $921 million and $1.3 billion for the three months ended June 28, 2008 and June 30, 2007, respectively, and $1.7 billion and $2.8 billion for the six months ended June 28, 2008 and June 30, 2007, respectively. As of June 28, 2008, there were $1.0 billion of receivables outstanding under these programs for which the Company retained servicing obligations (including $594 million of accounts receivables), compared to $978 million outstanding at December 31, 2007 (including $587 million of accounts receivables).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $25 million and $23 million at June 28, 2008 and December 31, 2007, respectively. Reserves of $4 million and $1 million were recorded for potential losses at June 28, 2008 and December 31, 2007, respectively.

8. Commitments and Contingencies

Legal

Iridium Program:  The Company has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business which, on March 15, 2001, were consolidated in the federal district court in the District of Columbia under Freeland v.

Iridium World Communications, Inc., et al., originally filed on April 22, 1999. In April 2008, the parties reached an agreement in principle, subject to court approval, to settle all claims against Motorola in exchange for Motorola’s payment of $20 million. On July 18, 2008, the court granted preliminary approval of the settlement and set a hearing on final approval for October 16, 2008. A charge of $20 million was recorded in the three months ended March 29, 2008 to reserve this amount.

The Company was sued by the Official Committee of the Unsecured Creditors of Iridium (the “Committee”) in the United States Bankruptcy Court for the Southern District of New York (the “Iridium Bankruptcy Court”) on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserted claims for breach of contract, warranty and fiduciary duty and fraudulent transfer and preferences, and sought in excess of $4 billion in damages. On May 20, 2008, the Bankruptcy Court approved a settlement in which Motorola is not required to pay anything, but released its administrative, priority and unsecured claims against the Iridium estate and withdrew its objection to the 2001 settlement between the unsecured creditors of the Iridium Debtors and the Iridium Debtors’ pre-petition secured lenders. This settlement, and its approval by the Bankruptcy Court, extinguished Motorola’s financial exposure and concluded Motorola’s involvement in the Iridium bankruptcy proceedings.

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

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $181 million, of which the Company accrued $136 million as of June 28, 2008 for potential claims under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property. Historically, the Company has not made significant payments under these agreements. However, there is an increasing risk in relation to patent indemnities given the current legal climate.

In all indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, and for amounts not in excess of the contract value, and, in some instances, the Company may have recourse against third parties for certain payments made by the Company.

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

9. Segment Information

Business segment Net sales and Operating earnings (loss) from continuing operations for the three and six months ended June 28, 2008 and June 30, 2007 are as follows:

	Three Months Ended			Six Months Ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change

Segment Net Sales:
Mobile Devices	$3,334	$4,273	(22)%	$6,633	$9,681	(31)%
Home and Networks Mobility	2,738	2,564	7	5,121	4,901	4
Enterprise Mobility Solutions	2,042	1,920	6	3,848	3,637	6

	8,114	8,757		15,602	18,219
Other and Eliminations	(32)	(25)		(72)	(54)

	$8,082	$8,732	(7)	$15,530	$18,165	(15)

	Three Months Ended				Six Months Ended
	June 28,	% of	June 30,	% of	June 28,	% of	June 30,	% of
	2008	Sales	2007	Sales	2008	Sales	2007	Sales

Segment Operating Earnings (Loss):
Mobile Devices	$(346)	(10)%	$(332)	(8)%	$(764)	(12)%	$(565)	(6)%
Home and Networks Mobility	245	9	191	7	398	8	358	7
Enterprise Mobility Solutions	377	18	303	16	627	16	434	12

	276		162		261		227
Other and Eliminations	(271)		(320)		(525)		(751)

Operating earnings (loss)	5	—	(158)	(2)	(264)	(2)	(524)	(3)
Total other income (expense)	(56)		54		(48)		93

Loss from continuing operations before income taxes	$(51)		$(104)		$(312)		$(431)

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

Additionally, included in Other and Eliminations, the Company recorded charges of: (i) $20 million of transaction costs related to the separation of the Company during the three and six months ended June 28, 2008, and (ii) $37 million and $57 million for legal settlements during the three and six months ended June 28, 2008, respectively, partially offset by gains of $24 million related to several interest rate swaps not designated as hedges during the six months ended June 28, 2008. Included in Other and Eliminations for the three and six months ended June 30, 2007 are net charges of $25 million and $140 million, respectively, relating to the settlement of a class action lawsuit relating to Telsim, partially offset by estimated insurance recoveries.

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

2008 Charges

During the six months ended June 28, 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs.

During the three months ended June 28, 2008, the Company recorded net reorganization of business charges of $20 million, including $1 million of charges in Costs of sales and $19 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $20 million are charges of $41 million for employee separation costs, partially offset by $21 million of reversals for accruals no longer needed.

During the six months ended June 28, 2008, the Company recorded net reorganization of business charges of $129 million, including $36 million of charges in Costs of sales and $93 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $129 million are charges of $154 million for employee separation costs and $5 million for exit costs, partially offset by $30 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

	Three Months	Six Months
	Ended	Ended
Segment	June 28, 2008	June 28, 2008

Mobile Devices	$6	$77
Home and Networks Mobility	3	23
Enterprise Mobility Solutions	3	12

	12	112
Corporate	8	17

	$20	$129

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to June 28, 2008:

	Accruals at	2008		2008	Accruals at
	January 1,	Additional	2008(1)	Amount	June 28,
	2008	Charges	Adjustments	Used	2008

Exit costs	$42	$5	$(2)	$(11)	$34
Employee separation costs	193	154	(18)	(152)	177

	$235	$159	$(20)	$(163)	$211

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $5 million are primarily related to contractual termination costs of a planned exit of outsourced design activities. The adjustments of $2 million reflect $3 million of reversals of accruals no longer needed, partially offset by $1 million of translation adjustments. The $11 million used in 2008 reflects cash payments. The remaining accrual of $34 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 28, 2008, represents future cash payments primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $154 million represent severance costs for approximately an additional 3,000 employees, of which 1,300 are direct employees and 1,700 are indirect employees.

The adjustments of $18 million reflect $27 million of reversals of accruals no longer needed, partially offset by $9 million of translation adjustments. The $27 million of reversals represent approximately 200 employees.

During the six months ended June 28, 2008, approximately 3,000 employees, of which 1,500 were direct employees and 1,500 were indirect employees, were separated from the Company. The $152 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $177 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 28, 2008, is expected to be paid to approximately 2,600 during the second half of 2008.

2007 Charges

During the six months ended June 30, 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans.

During the three months ended June 30, 2007, the Company recorded net reorganization of business charges of $101 million, including $23 million of charges in Costs of sales and $78 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $101 million are charges of $115 million for employee separation costs, offset by reversals for accruals no longer needed.

During the six months ended June 30, 2007, the Company recorded net reorganization of business charges of $179 million, including $16 million of charges in Costs of sales and $163 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $179 million are charges of $221 million for employee separation costs and $5 million for exit costs, offset by reversals for accruals no longer needed.

The following table displays the net charges incurred by segment for the three and six months ended June 30, 2007:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
Segment	2007	2007

Mobile Devices	$68	$97
Home and Networks Mobility	16	50
Enterprise Mobility Solutions	(1)	7

	83	154
General Corporate	18	25

	$101	$179

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

During the six months ended June 30, 2007, approximately 2,700 employees, of which 1,100 were direct employees and 1,600 were indirect employees, were separated from the Company. The $115 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $166 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at June 30, 2007, relates to approximately 3,000 employees. Since that time, $136 million has been paid to approximately 2,600 separated employees and $26 million was reversed.

11. Acquisition-related Intangibles

Amortized intangible assets, excluding goodwill were comprised of the following:

	June 28, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount(1)	Amortization(1)	Amount	Amortization

Intangible assets:
Completed technology	$1,245	$578	$1,234	$484
Patents	292	97	292	69
Customer related	267	81	264	58
Licensed technology	130	111	123	109
Other intangibles	169	114	166	99

	$2,103	$981	$2,079	$819

(1)	Includes translation adjustments.

Amortization expense on intangible assets, which is presented in Other and Eliminations, was $81 million and $95 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and $164 million and $190 million for the six months ended June 28, 2008 and June 30, 2007, respectively. As of June 28, 2008 amortization expense is estimated to be $324 million for 2008, $291 million in 2009, $272 million in 2010, $259 million in 2011, and $66 million in 2012.

Amortized intangible assets, excluding goodwill by business segment:

	June 28, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Segment	Amount(1)	Amortization(1)	Amount	Amortization

Mobile Devices	$47	$37	$36	$36
Home and Networks Mobility	722	490	712	455
Enterprise Mobility Solutions	1,334	454	1,331	328

	$2,103	$981	$2,079	$819

(1)	Includes translation adjustments.

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2008 to June 28, 2008, by business segment:

	January 1,			June 28,
Segment	2008	Acquired	Adjustments(1)	2008

Mobile Devices	$19	$15	$—	$34
Home and Networks Mobility	1,576	3	(157)	1,422
Enterprise Mobility Solutions	2,904	—	(2)	2,902

	$4,499	$18	$(159)	$4,358

(1)	Includes translation adjustments.

During the three months ended June 28, 2008, the Home and Networks Mobility segment finalized its assessment of the Internal Revenue Code Section 382 Limitations (“IRC Section 382”) relating to the pre-acquisition tax loss carry-forwards of its 2007 acquisitions. As a result of the IRC Section 382 studies, the company recorded additional deferred tax assets and a corresponding reduction in goodwill, which is reflected in the adjustment column above.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three and six months ended June 28, 2008 and June 30, 2007, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2007.

Executive Overview

Our Business

We report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In the second quarter of 2008, the segment’s net sales represented 41% of the Company’s consolidated net sales.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol (“IP”) video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery solutions, broadband access infrastructure systems, and associated data and voice customer premise equipment (“broadband gateways”) to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems (“wireless networks”), including cellular infrastructure systems and wireless broadband systems, to wireless service providers. In the second quarter of 2008, the segment’s net sales represented 34% of the Company’s consolidated net sales.

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, utility, transportation, manufacturing, health care and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In the second quarter of 2008, the segment’s net sales represented 25% of the Company’s consolidated net sales.

Second-Quarter Summary

•	Net Sales were $8.1 Billion: Our net sales were $8.1 billion in the second quarter of 2008, down 7% from $8.7 billion in the second quarter of 2007. Net sales decreased 22% in the Mobile Devices segment, increased 7% in the Home and Networks Mobility segment and increased 6% in the Enterprise Mobility Solutions segment.

•	Operating Earnings were $5 Million: We had operating earnings of $5 million in the second quarter of 2008, compared to an operating loss of $158 million in the second quarter of 2007.

•	Earnings from Continuing Operations were $4 Million, or $0.00 per Share: We had earnings from continuing operations of $4 million, or $0.00 per diluted common share, in the second quarter of 2008, compared to a loss from continuing operations of $38 million, or $0.02 per diluted common share, in the second quarter of 2007.

•	Handset Shipments were 28.1 Million Units: We shipped 28.1 million handsets in the second quarter of 2008, a 21% decrease compared to shipments of 35.5 million handsets in the second quarter of 2007 and a 3% increase sequentially compared to shipments of 27.4 million handsets in the first quarter of 2008.

•	Global Handset Market Share Estimated at 9.5%: We estimate our share of the global handset market in the second quarter of 2008 to be 9.5%, a decrease of approximately 4 percentage points versus the second quarter of 2007 and flat sequentially versus the first quarter of 2008.

•	Digital Entertainment Device Shipments were 4.9 million: We shipped 4.9 million digital entertainment devices in the second quarter of 2008, an increase of 15% compared to shipments of 4.2 million units in the second quarter of 2007 and a 17% increase sequentially compared to shipments of 4.2 million units in the first quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for each of our business segments were as follows:

•	In Mobile Devices: Net sales were $3.3 billion in the second quarter of 2008, a decrease of $939 million, or 22%, compared to the second quarter of 2007, primarily driven by a 21% decrease in unit shipments and a 2% decrease in average selling price (“ASP”). The decrease in unit shipments resulted primarily from gaps in the segment’s product portfolio, including limited offerings of 3G products and products for the Multimedia segment.

•	In Home and Networks Mobility: Net sales were $2.7 billion in the second quarter of 2008, an increase of $174 million, or 7%, compared to the second quarter of 2007. This increase was primarily driven by higher net sales of digital entertainment devices due to: (i) a 15% increase in unit shipments, and (ii) higher ASPs driven by a favorable shift in product mix, partially offset by lower net sales of wireless networks.

•	In Enterprise Mobility Solutions: Net sales were $2.0 billion in the second quarter of 2008, an increase of $122 million, or 6%, compared to the second quarter of 2007, reflecting: (i) a 7% increase in net sales to the government and public safety market, primarily driven by net sales by Vertex Standard Co., Ltd., a business the Company acquired a controlling interest of in January 2008, and (ii) a 5% increase in net sales to the commercial enterprise market.

Looking Forward

The Company has announced that it is pursuing the creation of two independent, publicly traded companies: one comprised of our Mobile Devices business and the other comprised of our Home and Networks Mobility and Enterprise Mobility Solutions businesses. Based on our current plans, the transaction would take the form of a tax-free distribution to Motorola’s shareholders, resulting in stockholders holding shares of two independent, publicly traded companies. A leadership team and working groups are performing the financial, tax and legal analyses necessary to create the new companies. We expect that creating two separate entities will position all of our businesses for success and enhance shareholder value. If consummated, we currently expect that the separation would occur in the third quarter of 2009.

In our Mobile Devices business, we expect the overall global handset market to continue to grow and remain an intensely competitive market. Our primary focus remains on enhancing our product portfolio. Our product roadmap for next year reflects our emphasis on a broad, innovative, consumer-driven portfolio, with a focus on 3G devices. Our plan is to deliver a stronger portfolio in multimedia and smartphones, and have lower cost devices with experiences reflecting trends in messaging, music, touch and navigation. We expect our product portfolio enhancement efforts to demonstrate progress during the second half of this year and continue in 2009.

In our Home and Networks Mobility business, we are focused on delivering personalized media experiences to consumers at home and on-the-go, enabling service providers to operate their networks more efficiently and profitably. As the market leader in digital entertainment devices and end-to-end video, voice and data network solutions, we are positioned to capitalize on strong underlying demand for high-definition and video-on-demand services, as well as the convergence of services and applications across delivery platforms. We will also continue our efforts to position ourselves as a leading infrastructure provider of next-generation wireless broadband technologies, including WiMAX and LTE. For our wireless networks business, we expect the environment to remain highly competitive and challenging. Our Home and Networks Mobility segment is poised to grow profitably in emerging technologies, including video and wireless broadband, and maintain profitability in mature technologies.

In our Enterprise Mobility Solutions business, our key objective is profitable growth in enterprise markets around the world. We are the market leader in mission-critical communications solutions and continue to develop next-generation products and solutions for our government and public safety customers. We will also utilize our market leadership positions and innovations in mobile computing and scanning to meet customers’ needs in retail, transportation and logistics, utility, manufacturing, healthcare and other commercial industries globally. These business-critical products and solutions allow our enterprise customers to reduce costs, increase worker mobility and productivity, and enhance their customers’ experiences. We believe that our comprehensive portfolio of enterprise products and solutions, market leadership and global distribution network make our Enterprise Mobility Solutions segment well positioned for continued success.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

	Three Months Ended				Six Months Ended
(Dollars in millions,	June 28,	% of	June 30,	% of	June 28,	% of	June 30,	% of
except per share amounts)	2008	Sales	2007	Sales	2008	Sales	2007	Sales

Net sales	$8,082		$8,732		$15,530		$18,165
Costs of sales	5,757	71.2%	6,279	71.9%	11,060	71.2%	13,258	73.0%

Gross margin	2,325	28.8%	2,453	28.1%	4,470	28.8%	4,907	27.0%

Selling, general and administrative expenses	1,115	13.8%	1,296	14.8%	2,298	14.8%	2,609	14.4%
Research and development expenditures	1,048	13.0%	1,115	12.8%	2,102	13.5%	2,232	12.3%
Other charges	157	1.9%	200	2.3%	334	2.2%	590	3.2%

Operating earnings (loss)	5	0.1%	(158)	(1.8)%	(264)	(1.7)%	(524)	(2.9)%

Other income (expense):
Interest income (expense), net	(10)	(0.1)%	32	0.4%	(12)	(0.1)%	73	0.4%
Gains on sales of investments and businesses, net	39	0.5%	5	0.1%	58	0.4%	4	0.0%
Other	(85)	(1.1)%	17	0.2%	(94)	(0.6)%	16	0.1%

Total other income (expense)	(56)	(0.7)%	54	0.6%	(48)	(0.3)%	93	0.5%

Loss from continuing operations before income taxes	(51)	(0.6)%	(104)	(1.2)%	(312)	(2.0)%	(431)	(2.4)%
Income tax benefit	(55)	(0.6)%	(66)	(0.8)%	(122)	(0.8)%	(175)	(1.0)%

Earnings (loss) from continuing operations	4	0.0%	(38)	(0.4)%	(190)	(1.2)%	(256)	(1.4)%
Earnings from discontinued operations, net of tax	—	0.0%	10	0.1%	—	0.0%	47	0.2%

Net earnings (loss)	$4	0.0%	$(28)	(0.3)%	$(190)	(1.2)%	$(209)	(1.2)%

Earnings (loss) per diluted common share:
Continuing operations	$0.00		$(0.02)		$0.08		$(0.11)
Discontinued operations	—		0.01		—		0.02

	$0.00		$(0.01)		$0.08		$(0.09)

Results of Operations—Three months ended June 28, 2008 compared to three months ended June 30, 2007

Net Sales

Net sales were $8.1 billion in the second quarter of 2008, down 7% compared to net sales of $8.7 billion in the second quarter of 2007. The decrease in net sales reflects a $939 million decrease in net sales in the Mobile Devices segment, partially offset by: (i) a $174 million increase in net sales in the Home and Networks Mobility segment, and (ii) a $122 million increase in net sales in the Enterprise Mobility Solutions segment. The decrease in net sales in the Mobile Devices segment was primarily driven by a 21% decrease in unit shipments and a 2% decrease in average selling price (“ASP”). The increase in net sales in the Home and Networks Mobility segment was primarily driven by higher net sales of digital entertainment devices due to: (i) a 15% increase in units shipped, and (ii) higher ASPs driven by a favorable shift in product mix, partially offset by lower net sales of wireless networks. The increase in net sales in the Enterprise Mobility Solutions segment reflects: (i) a 7% increase in net sales to the government and public safety market,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily driven by net sales by Vertex Standard Co., Ltd. (“Vertex Standard”), a business the Company acquired a controlling interest of in January 2008, and (ii) a 5% increase in net sales to the commercial enterprise market.

Gross Margin

Gross margin was $2.3 billion, or 28.8% of net sales, in the second quarter of 2008, compared to $2.5 billion, or 28.1% of net sales, in the second quarter of 2007. The decrease in gross margin reflects lower gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by increased gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily due to the 22% decrease in net sales, partially offset by savings from cost-reduction initiatives. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to lower gross margin in wireless networks, partially offset by higher gross margin in the home business. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 6% increase in net sales and a favorable product mix.

Gross margin as a percentage of net sales increased in the second quarter of 2008 compared to the second quarter of 2007, driven by an increase in the Enterprise Mobility Solutions segment, partially offset by decreases in the Home and Networks Mobility and Mobile Devices segments. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 14% to $1.1 billion, or 13.8% of net sales, in the second quarter of 2008, compared to $1.3 billion, or 14.8% of net sales, in the second quarter of 2007. The decrease in SG&A expenses was primarily driven by lower SG&A expenses in the Mobile Devices and Home and Networks Mobility segments, partially offset by slightly higher SG&A expenses in the Enterprise Mobility Solutions segment. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decrease in the Home and Networks Mobility segment was primarily due to savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Mobile Devices segment and decreased in the Enterprise Mobility Solutions and Home and Networks Mobility segments.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 6% to $1.0 billion, or 13.0% of net sales, in the second quarter of 2008, compared to $1.1 billion, or 12.8% of net sales, in the second quarter of 2007. The decrease in R&D expenditures was primarily driven by lower R&D expenditures in the Mobile Devices and Home and Networks Mobility segments, partially offset by higher R&D expenditures in the Enterprise Mobility Solutions segment. The decreases in the Mobile Devices and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. R&D expenditures as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $157 million in Other charges in the second quarter of 2008, compared to net charges of $200 million in the second quarter of 2007. The charges in the second quarter of 2008 include: (i) $81 million of charges relating to the amortization of intangibles, (ii) $37 million of charges related to a legal settlement, (iii) $20 million of transaction costs related to the separation of the Company, and (iv) $19 million of net reorganization of business charges included in Other charges. The charges in the second quarter of 2007 included: (i) $95 million of charges relating to the amortization of intangibles, (ii) $78 million of net reorganization of business charges, and (iii) $25 million of charges for an insurance reserve related to a legal settlement.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income (Expense)

Net interest expense was $10 million in the second quarter of 2008, compared to net interest income of $32 million in the second quarter of 2007. Net interest expense in the second quarter of 2008 included interest expense of $74 million, partially offset by interest income of $64 million. Net interest income in the second quarter of 2007 included interest income of $114 million, partially offset by interest expense of $82 million. The decrease in interest income is primarily attributed to the lower average cash, cash equivalents and Sigma Fund balances in the second quarter of 2008, as compared to these average balances during the second quarter of 2007, and the significant decrease in short-term interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $39 million in the second quarter of 2008, compared to $5 million in the second quarter of 2007. In the second quarter of 2008, the net gain primarily relates to sales of certain of the Company’s equity investments, of which $29 million of gain was attributed to a single investment. In the second quarter of 2007, the net gain was related to the sale of several small investments.

Other

Charges classified as Other, as presented in Other income (expense), were $85 million in the second quarter of 2008, compared to net income of $17 million in the second quarter of 2007. The net charges in the second quarter of 2008 were primarily comprised of $116 million of investment impairment charges, of which $83 million of charges were attributed to a single strategic investment, partially offset by $13 million of foreign currency gains. The net income in the second quarter of 2007 was primarily comprised of $32 million of foreign currency gains, partially offset by $12 million of investment impairment charges.

Effective Tax Rate

The Company recorded $55 million of net tax benefits in the second quarter of 2008, compared to $66 million of net tax benefits in the second quarter of 2007. During the second quarter of 2008, the Company’s net tax benefits were favorably impacted by: (i) a reduction in unrecognized tax benefits of $64 million for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained, and (ii) net tax benefits from a legal settlement, transaction-related costs and restructuring charges. The Company’s net tax benefit was unfavorably impacted by: (i) a gain on a sale of an investment, and (ii) an investment impairment charge for which the Company recorded no net tax benefit. The Company’s ongoing effective tax rate, excluding these items, was 34%.

The Company’s net tax benefit of $66 million for the second quarter of 2007 was favorably impacted by the settlement of tax positions, tax incentives received and the revaluation of deferred taxes in non-U.S. locations, partially offset by an increase in unrecognized tax benefits. The effective tax rate for the second quarter of 2007, excluding these items, was 36%.

Earnings (Loss) from Continuing Operations

The Company incurred a loss from continuing operations before income taxes of $51 million in the second quarter of 2008, compared with a loss from continuing operations before income taxes of $104 million in the second quarter of 2007. After taxes, the Company had earnings from continuing operations of $4 million, or $0.00 per diluted share, in the second quarter of 2008, compared to a net loss from continuing operations of $38 million, or a loss of $0.02 per diluted share, in the second quarter of 2007.

The smaller loss from continuing operations before income taxes in the second quarter of 2008 compared to the second quarter of 2007 is primarily attributed to: (i) a $181 million decrease in SG&A expenses, (ii) a $67 million decrease in R&D expenditures, (iii) a $43 million decrease in Other charges, and (iv) a $34 million increase in gains on the sale of investments and businesses. These factors, which decreased the operating loss, were partially offset by: (i) a $128 million decrease in gross margin, primarily due to the $650 million decrease in net sales, (ii) a $102 million increase in charges classified as Other, as presented in Other income (expense), and (iii) a $42 million decrease in net interest income (expense).

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations—Six months ended June 28, 2008 compared to six months ended June 30, 2007

Net Sales

Net sales were $15.5 billion in the first half of 2008, down 15% compared to net sales of $18.2 billion in the first half of 2007. The decrease in net sales reflects a $3.0 billion decrease in net sales in the Mobile Devices segment, partially offset by: (i) a $220 million increase in net sales in the Home and Networks Mobility segment, and (ii) a $211 million increase in net sales in the Enterprise Mobility Solutions segment. The decrease in net sales in the Mobile Devices segment was primarily driven by a 31% decrease in unit shipments and a 2% decrease in ASP. The increase in net sales in the Home and Networks Mobility segment was primarily driven by higher net sales of digital entertainment devices, reflecting higher ASPs driven by a favorable shift in product mix, partially offset by lower net sales of wireless networks. The increase in net sales in the Enterprise Mobility Solutions segment reflects: (i) a 7% increase in net sales to the commercial enterprise market, and (ii) a 5% increase in net sales to the government and public safety market, primarily driven by the net sales by Vertex Standard.

Gross Margin

Gross margin was $4.5 billion, or 28.8% of net sales, in the first half of 2008, compared to $4.9 billion, or 27.0% of net sales, in the first half of 2007. The decrease in gross margin reflects lower gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by increased gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily due to the 31% decrease in net sales, partially offset by savings from cost-reduction activities. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to lower gross margin in wireless networks, partially offset by higher gross margin in the home business. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily due to: (i) the 6% increase in net sales in the first half of 2008 as compared to the first half of 2007, and (ii) an inventory-related charge in connection with the acquisition of Symbol Technologies, Inc. (“Symbol”) during the first quarter of 2007.

Gross margin as a percentage of net sales increased in the first half of 2008 compared to the first half of 2007, primarily driven by an increase in gross margin percentage in the Enterprise Mobility Solutions segment and a slight increase in gross margin percentage in the Mobile Devices segment, partially offset by a decrease in gross margin percentage in the Home and Networks Mobility segment.

Selling, General and Administrative Expenses

SG&A expenses decreased 12% to $2.3 billion, or 14.8% of net sales, in the first half of 2008, compared to $2.6 billion, or 14.4% of net sales, in the first half of 2007. The decrease in SG&A expenses was primarily driven by lower SG&A expenses in the Mobile Devices and Home and Networks Mobility segments, partially offset by higher SG&A expenses in the Enterprise Mobility Solutions segment. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decrease in the Home and Networks Mobility segment was primarily due to savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Mobile Devices segment and decreased in the Home and Networks Mobility and Enterprise Mobility Solutions segments.

Research and Development Expenditures

R&D expenditures decreased 6% to $2.1 billion, or 13.5% of net sales, in the first half of 2008, compared to $2.2 billion, or 12.3% of net sales, in the first half of 2007. The decrease in R&D expenditures was primarily driven by lower R&D expenditures in the Mobile Devices and Home and Networks Mobility segments, partially offset by higher R&D expenditures in the Enterprise Mobility Solutions segment. The decreases in the Mobile Devices and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. R&D expenditures as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Charges

The Company recorded net charges of $334 million in Other charges in the first half of 2008, compared to net charges of $590 million in the first half of 2007. The charges in the first half of 2008 include: (i) $164 million of charges relating to the amortization of intangibles, (ii) $93 million of net reorganization of business charges included in Other charges, (iii) $57 million of charges related to legal settlements, and (iv) $20 million of transaction costs related to the separation of the Company. The charges in the first half of 2007 included: (i) $190 million of charges relating to the amortization of intangibles, (ii) $163 million of net reorganization of business charges, (iii) $140 million for legal settlements and related insurance reserves, and (iv) $97 million of in-process research and development charges (“IPR&D”) relating to 2007 acquisitions.

Net Interest Income (Expense)

Net interest expense was $12 million in the first half of 2008, compared to net interest income of $73 million in the first half of 2007. Net interest expense in the first half of 2008 included interest expense of $152 million, partially offset by interest income of $140 million. Net interest income in the first half of 2007 included income of $248 million, partially offset by interest expense of $175 million. The decrease in interest income is primarily attributed to the lower average cash, cash equivalents and Sigma Fund balances in the first half of 2008, as compared to these average balances during the first half of 2007, and the significant decrease in short-term interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $58 million in the first half of 2008, compared to $4 million in the first half of 2007. In the first half of 2008, the net gain primarily relates to the sales of the Company’s equity investments, of which $29 million of gain was attributed to a single investment. In the first half of 2007, the net gain relates to the sale of a number of small investments.

Other

Charges classified as Other, as presented in Other income (expense), were $94 million in the first half of 2008, compared to net income of $16 million in the first half of 2007. The net charges in the first half of 2008 were primarily comprised of $138 million of investment impairment charges, of which $83 million of charges were attributed to a single strategic investment, partially offset by: (i) $24 million of gains relating to several interest rate swaps not designated as hedges, and (ii) $14 million of foreign currency gains. The net income in the first half of 2007 was primarily comprised of $47 million of foreign currency gains, partially offset by $31 million of investment impairment charges.

Effective Tax Rate

The Company recorded $122 million of net tax benefits in the first half of 2008, compared to $175 million of net tax benefits in the first half of 2007. During the first half of 2008, the Company’s net tax benefit was favorably impacted by: (i) a reduction in unrecognized tax benefits of $64 million for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained, and (ii) net tax benefits from restructuring charges, legal settlements, and transaction-related costs. The Company’s net tax benefit was unfavorably impacted by: (i) a gain on a sale of an investment, and (ii) a tax charge on derivative gains, and (iii) an investment impairment charge for which the Company recorded no net tax benefit. The Company’s ongoing effective tax rate, excluding these items, was 34%.

The Company’s net tax benefit of $175 million for the first half of 2007 was favorably impacted by the settlement of tax positions, tax incentives received and the revaluation of deferred taxes in non-U.S. locations, partially offset by an increase in unrecognized tax benefits and a non-deductible IPR&D charge relating to the acquisition of Symbol. The effective tax rate for the first half of 2007 excluding these items was 39%.

Loss from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $312 million in the first half of 2008, compared with a net loss from continuing operations before income taxes of $431 million in the first half of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

After taxes, the Company incurred a net loss from continuing operations of $190 million, or $0.08 per diluted share, in the first half of 2008, compared to a net loss from continuing operations of $256 million, or $0.11 per diluted share, in the first half of 2007.

The smaller loss from continuing operations before income taxes in the first half of 2008 compared to the first half of 2007 is primarily attributed to: (i) a $311 million decrease in SG&A expenses, (ii) a $256 million decrease in Other charges, (iii) a $130 million decrease in R&D expenditures, and (iv) a $54 million increase in gains on the sale of investments and businesses. These factors, which decreased the operating loss, were partially offset by: (i) a $437 million decrease in gross margin, primarily due to the $2.6 billion decrease in net sales, (ii) an $110 million increase in charges classified as Other, as presented in Other income (expense), and (iii) a $85 million decrease in net interest income (expense).

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

The Company expects to realize cost-saving benefits of approximately $80 million during the remaining six months of 2008 from the plans that were initiated during the first half of 2008, representing $10 million of savings in Costs of sales, $57 million of savings in R&D expenditures and $13 million of savings in SG&A expenses. Beyond 2008, the Company expects the reorganization plans initiated during the first half of 2008 to provide annualized cost savings of approximately $212 million, representing $62 million of savings in Costs of sales, $121 million of savings in R&D expenditures and $29 million of savings in SG&A expense.

2008 Charges

During the first half of 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs.

During the three months ended June 28, 2008, the Company recorded net reorganization of business charges of $20 million, including $1 million of charges in Costs of sales and $19 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $20 million are charges of $41 million for employee separation costs, partially offset by $21 million of reversals for accruals no longer needed.

During the six months ended June 28, 2008, the Company recorded net reorganization of business charges of $129 million, including $36 million of charges in Costs of sales and $93 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $129 million are charges of $154 million for employee separation costs and $5 million for exit costs, partially offset by $30 million of reversals for accruals no longer needed.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table displays the net charges incurred by business segment:

	Three Months Ended	Six Months Ended
	June 28,	June 28,
Segment	2008	2008

Mobile Devices	$6	$77
Home and Networks Mobility	3	23
Enterprise Mobility Solutions	3	12

	12	112
Corporate	8	17

	$20	$129

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to June 28, 2008:

	Accruals at	2008		2008	Accruals at
	January 1,	Additional	2008(1)	Amount	June 28,
	2008	Charges	Adjustments	Used	2008

Exit costs	$42	$5	$(2)	$(11)	$34
Employee separation costs	193	154	(18)	(152)	177

	$235	$159	$(20)	$(163)	$211

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $5 million are primarily related to contractual termination costs of a planned exit of outsourced design activities. The adjustments of $2 million reflect $3 million of reversals of accruals no longer needed, partially offset by $1 million of translation adjustments. The $11 million used in 2008 reflects cash payments. The remaining accrual of $34 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 28, 2008, represents future cash payments primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $154 million represent severance costs for approximately an additional 3,000 employees, of which 1,300 are direct employees and 1,700 are indirect employees.

The adjustments of $18 million reflect $27 million of reversals of accruals no longer needed, partially offset by $9 million of translation adjustments. The $27 million of reversals represent approximately 200 employees.

During the first half of 2008, approximately 3,000 employees, of which 1,500 were direct employees and 1,500 were indirect employees, were separated from the Company. The $152 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $177 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 28, 2008, is expected to be paid to approximately 2,600 during the second half of 2008.

2007 Charges

During the first half of 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans.

During the three months ended June 30, 2007, the Company recorded net reorganization of business charges of $101 million, including $23 million of charges in Costs of sales and $78 million of charges under Other charges (income)

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the Company’s condensed consolidated statements of operations. Included in the aggregate $101 million are charges of $115 million for employee separation costs, offset by reversals for accruals no longer needed.

During the six months ended June 30, 2007, the Company recorded net reorganization of business charges of $179 million, including $16 million of charges in Costs of sales and $163 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $179 million are charges of $221 million for employee separation costs and $5 million for exit costs, offset by reversals for accruals no longer needed.

The following table displays the net charges incurred by segment for the three and six months ended June 30, 2007:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Segment	2007	2007

Mobile Devices	$68	$97
Home and Networks Mobility	16	50
Enterprise Mobility Solutions	(1)	7

	83	154
General Corporate	18	25

	$101	$179

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first half of 2007, approximately 2,700 employees, of which 1,100 were direct employees and 1,600 were indirect employees, were separated from the Company. The $115 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $166 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at June 30, 2007, relates to approximately 3,000 employees. Since that time, $136 million has been paid to approximately 2,600 separated employees and $26 million was reversed.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At June 28, 2008, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $2.8 billion, an increase of $5 million compared to $2.8 billion at December 31, 2007. At June 28, 2008, $242 million of this amount was held in the U.S. and $2.5 billion was held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. The Company continues to analyze and review various repatriation strategies. At June 28, 2008, restricted cash was $169 million, compared to $158 million as of December 31, 2007.

Operating Activities

In the first half of 2008, the Company used $139 million of net cash for operating activities, compared to $27 million of net cash used by operating activities in the first half of 2007. The primary contributors to the usage of cash include: (i) a $795 million decrease in accounts payable and accrued liabilities, (ii) a $270 million increase in other current assets, (iii) a $64 million cash outflow due to changes in other assets and liabilities, and (iv) a $20 million loss from continuing operations (adjusted for non-cash items). These uses of cash were partially offset by: (i) an $873 million decrease in accounts receivable, and (ii) a $137 million decrease in inventories.

Accounts Receivable:  The Company’s net accounts receivable were $4.5 billion at June 28, 2008, compared to $5.3 billion at December 31, 2007. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 50 days at June 28, 2008, compared to 50 days at December 31, 2007 and 57 days at June 30, 2007. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made. In addition, from time to time, the Company elects to sell accounts receivable to third parties. The Company’s levels of net accounts receivable and DSO can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors.

Inventory:  The Company’s net inventory was $2.8 billion at both June 28, 2008 and December 31, 2007. The Company’s inventory turns were 8.3 at June 28, 2008, compared to 10.0 at December 31, 2007 and 8.3 at June 30, 2007. The decrease from December 31, 2007 was primarily due to lower than expected sales volumes in the Mobile Devices business. Inventory turns were calculated using an annualized rolling three months of costs of sales method. The Company’s days sales in inventory (“DSI”) were 43 days at June 28, 2008, compared to 36 days at December 31, 2007 and 43 days at June 30, 2007. DSI is calculated by dividing net inventory by the average daily costs of sales. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable:  The Company’s accounts payable were $3.8 billion at June 28, 2008, compared to $4.2 billion at December 31, 2007. The Company’s days payable outstanding (“DPO”) were 59 days at June 28, 2008, compared to 53 days at December 31, 2007 and 50 days at June 30, 2007. DPO is calculated by dividing accounts payable by the average daily costs of sales. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable and DPO can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Conversion Cycle:  The Company’s cash conversion cycle (“CCC”) was 34 days at June 28, 2008, compared to 33 days at December 31, 2007 and 50 days at June 30, 2007. CCC is calculated by adding DSO and DSI and subtracting DPO. The slight increase in CCC at June 28, 2008 compared to December 31, 2007 reflects higher DSI, partially offset by higher DPO. CCC was higher in the Mobile Devices and Enterprise Mobility segments and lower in the Home and Networks Mobility segment.

Reorganization of Businesses:  The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $163 million in the first half of 2008, as compared to $134 million in the first half of 2007. Of the $211 million reorganization of businesses accrual at June 28, 2008, $177 million relates to employee separation costs and is expected to be paid in 2008. The remaining $34 million relates to lease termination obligations that are expected to be paid over a number of years.

Defined Benefit Plan Contributions:  The Company expects to make cash contributions of approximately $240 million to its U.S. pension plans and approximately $50 million to its Non-U.S. pension plans during 2008. The Company also expects to make cash contributions totaling approximately $20 million to its postretirement healthcare plan during 2008. During the first half of 2008, the Company contributed $120 million and $27 million to its U.S. Regular and Non-U.S. pension plans, respectively, and $10 million to its postretirement healthcare plan.

Investing Activities

The most significant components of the Company’s investing activities during the first half of 2008 include: (i) net proceeds from sales of Sigma Fund investments, (ii) capital expenditures, (iii) strategic acquisitions of, or investments in, other companies, and (iv) proceeds from the sale of short term investments.

Net cash provided by investing activities was $557 million in the first half of 2008, as compared to net cash provided of $2.5 billion in the first half of 2007. The $2.0 billion decrease in cash provided by investing activities, was primarily due to: (i) a $6.6 billion decrease in cash received from the sale of Sigma Fund investments, and (ii) a $68 million decrease in proceeds received from the disposition of property, plant and equipment, partially offset by: (i) a $4.1 billion decrease in cash used for acquisitions and investments, (ii) a $460 million change in proceeds from sales (purchases) of short-term investments, (iii) a $92 million increase in proceeds from the sales of investments and businesses, and (iv) a $39 million decrease in capital expenditures.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their excess cash in a fund (the “Sigma Fund”) that is designed to perform similar to a money market fund. The Company received $787 million in net proceeds from sales of Sigma Fund investments in the first half of 2008, compared to $7.3 billion in net proceeds in the first half of 2007. The Sigma Fund aggregate balances were $4.4 billion at June 28, 2008, compared to $5.2 billion at December 31, 2007. At June 28, 2008, $723 million of the Sigma Fund investments were held in the U.S. and $3.7 billion were held by the Company or its subsidiaries in other countries. Repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. The Company continues to analyze and review various repatriation strategies.

The Sigma Fund portfolio is managed by four major independent investment management firms. Investments are made in high-quality, investment grade (rated at least A/A-1 by S&P or A2/P-1 by Moody’s at purchase date), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. The Sigma Fund’s investment policies require that floating rate instruments must have a maturity, at purchase date, that does not exceed thirty-six months with an interest rate reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less with the actual average interest rate reset of the investments being 38 days and 40 days at June 28, 2008 and December 31, 2007, respectively.

The Company relies on valuation pricing models and broker quotes to determine the fair value of investments in the Sigma Fund. The models are developed and maintained primarily by third-party pricing providers. The valuation methodologies applied use a number of standard inputs, including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation methodologies may prioritize these inputs differently at each balance sheet date for any given security, based on the market conditions. Not all of the standard inputs listed will be used each time in the valuation methodologies. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 28, 2008, the fair market value of the Sigma Fund was $4.4 billion, of which $3.9 billion has been classified as current and $555 million has been classified as non-current, compared to a fair market value of $5.2 billion at December 31, 2007, all classified as current. During the second quarter of 2008, the Company recorded a $5 million net unrealized gain in the available-for-sale securities held in the Sigma Fund. During the first half of 2008, the Company recorded a $37 million net reduction in the available-for-sale securities held in the Sigma Fund reflecting a decline in the fair value of the securities. The total unrealized loss on the Sigma Fund portfolio at the end of June 28, 2008 is $94 million, of which $27 million relates to the securities classified as current and $67 million relates to securities classified as non-current. As of December 31, 2007, the unrealized loss on the Sigma Fund portfolio was $57 million, all classified as current. The unrealized losses have been reflected as a reduction in Non-owner changes to equity.

As of June 28, 2008, $555 million of Sigma Fund investments were classified as non-current because they have maturities greater than 12 months, the market values are below cost and the Company plans to hold the securities until they recover to cost or until maturity. The weighed-average maturity of the Sigma Fund investments classified as non-current was 18 months. The Company believes this decline is temporary, primarily due to the ongoing disruptions in the capital markets. Substantially all of these securities have investment grade ratings and, accordingly, the Company believes it is probable that it will be able to collect all amounts it is owed under these securities according to their contractual terms, which may be at maturity. If it becomes probable that the Company will not collect the amounts in accordance with the contractual terms of the security, the Company would consider the decline other-than-temporary. During the first half of 2008, the Company recorded $4 million, all of which was recorded during the first quarter of 2008, of other-than-temporary declines in the Sigma Fund investments as investment impairment charges in the condensed consolidated statements of operations. The Company continuously assesses its cash needs and continues to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet its current operating requirements over the next twelve months. Therefore, the Company believes it is prudent to hold the $555 million of securities to maturity (or until they recover to cost), at which time we anticipate the securities will recover to cost.

Strategic Acquisitions and Investments:  The Company used cash for acquisitions and new investment activities of $174 million in the first half of 2008, compared to $4.2 billion in the first half of 2007. During the first half of 2008, the Company: (i) acquired a controlling interest of Vertex Standard Co. Ltd. (part of the Enterprise Mobility Solutions segment), (ii) acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD. and Hangzhou Image Silicon, known collectively as Dahua Digital (part of the Home and Networks Mobility segment), and (iii) completed the acquisition of Soundbuzz Pte. Ltd. (part of the Mobile Devices segment). During the first half of 2007, the Company completed five strategic acquisitions for an aggregate of approximately $4.2 billion in net cash, including the acquisitions of: (i) Symbol Technologies, Inc. (part of the Enterprise Mobility Solutions segment) in January 2007 for approximately $3.5 billion, (ii) Good Technology, Inc. (part of the Enterprise Mobility Solutions segment) in January 2007 for approximately $438 million, (iii) Netopia, Inc. (part of the Home and Networks Mobility segment) in February 2007 for approximately $183 million, (iv) Tut Systems, Inc. (part of the Home and Networks Mobility segment) in March 2007, and (v) Modulus Video, Inc. (part of the Home and Networks Mobility segment) in June 2007.

Capital Expenditures:  Capital expenditures in the first half of 2008 were $231 million, compared to $270 million in the first half of 2007. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $153 million in proceeds from the sales of investments and businesses in the first half of 2008, compared to proceeds of $61 million in the first half of 2007. The $153 million in proceeds in the first half of 2008 were primarily comprised of net proceeds received in connection with the sales of certain of the Company’s equity investments. The $61 million in proceeds in the first half of 2007 was primarily comprised of $39 million of net proceeds received in connection with the prior sale of the automotive electronics business upon the satisfaction of certain closing conditions.

Short-Term Investments:  At June 28, 2008, the Company had $595 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $612 million of short-term investments at December 31, 2007.

Investment Securities:  In addition to available cash and cash equivalents, the Sigma Fund portfolio and available-for-sale equity securities, the Company views its investment securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market and other conditions. At June 28, 2008, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $318 million, which represented a cost basis of $308 million and a net unrealized gain of $10 million. At December 31, 2007, the Company’s available-for-sale securities portfolio had an approximate fair market value of $333 million, which represented a cost basis of $372 million and a net unrealized loss of $39 million.

Financing Activities

The most significant components of the Company’s financing activities are: (i) payment of dividends, (ii) purchases of the Company’s common stock under its share repurchase program, (iii) repayment of debt, (iv) issuance of common stock, and (v) net proceeds from, or repayment of, commercial paper and short-term borrowings.

Net cash used for financing activities was $485 million in the first half of 2008, compared to $2.5 billion used in the first half of 2007. Cash used for financing activities in the first half of 2008 was primarily: (i) $227 million of cash used to pay dividends, (ii) $138 million of cash used to purchase approximately 9.0 million shares of the Company’s common stock under the share repurchase program, all during the first quarter of 2008, (iii) $114 million of cash used for the repayment of maturing long-term debt, and (iv) $81 million of net cash used for the repayment of short-term borrowings, partially offset by $82 million of net cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

Cash used for financing activities in the first half of 2007 was primarily: (i) $2.4 billion of cash used for the purchase of the Company’s common stock under the share repurchase program, (ii) $239 million of cash used to pay dividends, (iii) $172 million of cash used for the repayment of debt, and (iv) $62 million in distributions to discontinued operations, partially offset by proceeds of: (i) $212 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, and (ii) $97 million in net cash received from the issuance of commercial paper and short-term borrowings.

Commercial Paper and Other Short-Term Debt:  At June 28, 2008, the Company’s outstanding notes payable and current portion of long-term debt was $145 million, compared to $332 million at December 31, 2007. During the first quarter of 2008, the Company repaid, at maturity, the entire $114 million of 6.50% Senior Notes due March 1, 2008.

Net cash used for the repayment of commercial paper and short-term borrowings was $81 million in the first half of 2008, compared to $97 million of net cash received from the issuance of commercial paper and short-term borrowings in the first half of 2007. At June 28, 2008 and December 31, 2007, the Company had no commercial paper outstanding. The Company continues to have access to the commercial paper market. In the recent past, the Company generally maintained commercial paper balances around $300 million. However, as a result of conditions in the capital markets, the funding costs the Company would have to pay to issue commercial paper has increased significantly. Accordingly, the Company elected to pay down its commercial paper outstanding. The Company may issue commercial paper when it believes it is prudent to do so in light of prevailing market conditions and other factors.

Long-Term Debt:  The Company had outstanding long-term debt of $4.0 billion at both June 28, 2008 and December 31, 2007. The Company continues to have access to the long-term unsecured debt markets.

The Company may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Share Repurchase Program:  During the first half of 2008, the Company paid an aggregate of $138 million, including transaction costs, to repurchase 9.0 million shares at an average price of $15.32. The Company did not repurchase any of its shares during the second quarter of 2008.

Through actions taken in July 2006 and March 2007, the Board of Directors authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009. The timing and amount of future repurchases will be based on market and other conditions. As of June 28, 2008, the Company remained authorized to purchase an aggregate amount of up to $3.6 billion of additional shares under the current stock repurchase program.

Credit Ratings:  Three independent credit rating agencies, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”), and Standard & Poor’s (“S&P”), assign ratings to the Company’s short-term and long-term debt. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

following chart reflects the current ratings assigned to the Company’s senior unsecured non-credit enhanced long-term debt and the Company’s commercial paper by each of these agencies.

Name of	Long-Term	Commercial
Rating Agency	Debt Rating	Paper Rating	Date and Recent Actions Taken

Fitch	BBB	F-2	February 1, 2008 (placed all debt on rating watch negative); January 24, 2008 (downgraded long-term debt to BBB (negative outlook) from BBB+ (negative outlook))

Moody’s	Baa2	P-2	May 14, 2008 (downgraded long-term debt to Baa2 (negative outlook) from Baa1)

S&P	BBB	A-2	January 25, 2008 (downgraded long-term debt to BBB (credit watch negative) from A− (negative outlook); placed A-2 commercial paper on credit watch negative)

The Company’s debt ratings are considered “investment grade.” If the Company’s senior long-term debt were rated lower than “BBB−” by S&P or Fitch or “Baa3” by Moody’s (which would be a decline of two levels from current ratings), the Company’s long-term debt would no longer be considered “investment grade.” If this were to occur, the terms on which the Company could borrow money would become more onerous. The Company would also have to pay higher fees related to its domestic revolving credit facility.

As further described under “Sales of Receivables” below, for many years the Company has utilized a number of receivables programs to sell a broadly-diversified group of accounts receivables to third parties. Certain of the accounts receivables are sold to a multi-seller commercial paper conduit. This program provides for up to $400 million of accounts receivables to be outstanding with the conduit at any time. The obligations of the conduit to continue to purchase receivables under this accounts receivables program could be terminated if the Company’s long-term debt was rated lower than “BB+” by S&P or “Ba1” by Moody’s (which would be a decline of three levels from the current ratings). If this accounts receivables program were terminated, the Company would no longer be able to sell its accounts receivables to the conduit in this manner, but it would not have to repurchase previously-sold receivables.

Credit Facilities

At June 28, 2008, the Company’s total domestic and non-U.S. credit facilities totaled $4.4 billion, of which $320 million was utilized. These facilities are principally comprised of: (i) a $2.0 billion five-year domestic syndicated revolving credit facility maturing in December 2011 (as amended, the “5-Year Credit Facility”), which is not utilized, and (ii) $2.4 billion of uncommitted non-U.S. credit facilities (of which $320 million was considered utilized at June 28, 2008). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Fund balances and other sources of liquidity are, among other things, generally available to support outstanding commercial paper.

In order to borrow funds under the 5-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. The Company was in compliance with the terms of the 5-Year Credit Facility at June 28, 2008. The Company has never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.

Long-term Customer Financing Commitments

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide long-term financing, defined as financing with terms greater than one year, in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $381 million and $610 million at June 28, 2008 and December 31, 2007, respectively. Of these amounts, $278 million and $454 million were supported by letters of credit or by bank commitments to purchase long-term receivables at June 28, 2008 and December 31, 2007, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $56 million and $42 million at June 28, 2008 and December 31, 2007, respectively (including $25 million and $23 million at June 28, 2008 and December 31, 2007, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million at both June 28, 2008 and December 31, 2007 (including $0 million at both June 28, 2008 and December 31, 2007, relating to the sale of short-term receivables).

Outstanding Long-Term Receivables:  The Company had net long-term receivables, less allowance for losses, of $120 million and $118 million at June 28, 2008 and December 31, 2007, respectively (net of allowances for losses of $4 million and $5 million at June 28, 2008 and December 31, 2007, respectively). These long-term receivables are generally interest bearing, with interest rates ranging from 3% to 14%. Interest income recognized on long-term receivables was $1 million and $2 million for the second quarters of 2008 and 2007, respectively, and $2 million and $4 million for the first halves of 2008 and 2007, respectively.

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

In the aggregate, at both June 28, 2008 and December 31, 2007, these committed facilities provided for up to $1.4 billion to be outstanding with the third parties at any time. As of June 28, 2008, $683 million of the Company’s committed facilities were utilized, compared to $497 million that were utilized at December 31, 2007. Certain events could cause one of these facilities to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total accounts receivables and long-term receivables sold by the Company were $921 million and $1.3 billion for the three months ended June 28, 2008 and June 30, 2007, respectively, and $1.7 billion and $2.8 billion for the six months ended June 28, 2008 and June 30, 2007, respectively. As of June 28, 2008, there were $1.0 billion of receivables outstanding under these programs for which the Company retained servicing obligations (including $594 million of accounts receivables), compared to $978 million outstanding at December 31, 2007 (including $587 million of accounts receivables).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $25 million and $23 million at June 28, 2008 and December 31, 2007, respectively. Reserves of $4 million and $1 million were recorded for potential losses at June 28, 2008 and December 31, 2007, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended June 28, 2008 and June 30, 2007 as detailed in Note 9, “Segment Information,” of the Company’s condensed consolidated financial statements.

Mobile Devices Segment

	Three Months Ended			Six Months Ended
	June 28,	June 30,		June 28,	June 30,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change

Segment net sales	$3,334	$4,273	(22)%	$6,633	$9,681	(31)%
Operating loss	(346)	(332)	4%	(764)	(565)	35%

For the second quarter of 2008, the segment’s net sales represented 41% of the Company’s consolidated net sales, compared to 49% in the second quarter of 2007. For the first half of 2008, the segment’s net sales represented 43% of the Company’s consolidated net sales, compared to 53% in the first half of 2007.

Three months ended June 28, 2008 compared to three months ended June 30, 2007

In the second quarter of 2008, the segment’s net sales were $3.3 billion, a decrease of 22% compared to net sales of $4.3 billion in the second quarter of 2007. The 22% decrease in net sales was primarily driven by a 21% decrease in unit shipments and a 2% decrease in average selling price (“ASP”). The segment’s product sales continued to be negatively impacted by gaps in the segment’s product portfolio, including limited offerings of 3G products and products for the Multimedia segment. Improving the segment’s product portfolio remains a top priority. On a product technology basis, net sales decreased substantially for CDMA technology and, to a lesser extent, decreased for GSM, iDEN and 3G technologies. On a geographic basis, net sales decreased substantially in North America, the Europe, Middle East and Africa region (“EMEA”) and Asia, and increased in Latin America.

The segment incurred an operating loss of $346 million in the second quarter of 2008, compared to an operating loss of $332 million in the second quarter of 2007. The operating loss was primarily due to the decrease in gross margin, driven by the 22% decrease in net sales, partially offset by savings from cost-reduction activities. The decrease in gross margin was partially offset by decreases in: (i) selling, general and administrative (“SG&A”) expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, (ii) research and development (“R&D”) expenditures related to savings from cost-reduction initiatives, and (iii) a decrease in reorganization of business charges, relating primarily to employee severance costs. As a percentage of net sales in the second quarter of 2008 as compared to the second quarter of 2007, SG&A expenses and R&D expenditures increased and gross margin decreased.

Unit shipments in the second quarter of 2008 were 28.1 million units, a 21% decrease compared to shipments of 35.5 million units in the second quarter of 2007 and a 3% increase compared to shipments of 27.4 million units in the first quarter of 2008. The segment estimates its worldwide market share to be approximately 9.5% in the second quarter of 2008, a decrease of approximately 4 percentage points versus the second quarter of 2007, reflecting a significant

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decline in North America. The segment estimates its worldwide market share remained flat versus the first quarter of 2008.

In the second quarter of 2008, ASP decreased approximately 2% compared to the second quarter of 2007. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Six months ended June 28, 2008 compared to six months ended June 30, 2007

In the first half of 2008, the segment’s net sales were $6.6 billion, a decrease of 31% compared to net sales of $9.7 billion in the first half of 2007. The 31% decrease in net sales was primarily driven by: (i) a 31% decrease in unit shipments to 55.5 million units in the first half of 2008, compared to 80.9 million units shipped in the first half of 2007, and (ii) a 2% decrease in ASP. On a product technology basis, net sales decreased substantially for GSM and CDMA technologies and, to a lesser extent, decreased for iDEN and 3G technologies. On a geographic basis, net sales decreased substantially in North America, Asia and EMEA, and increased in Latin America.

The segment incurred an operating loss of $764 million in the first half of 2008, compared to an operating loss of $565 million in the first half of 2007. The operating loss was primarily due to the decrease in gross margin, driven by the 31% decrease in net sales, partially offset by savings from cost-reduction activities. The decrease in gross margin was partially offset by decreases in: (i) SG&A expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, (ii) R&D expenditures related to savings from cost-reduction initiatives and (iii) a decrease in reorganization of business charges, relating primarily to employee severance costs. As a percentage of net sales in the first half of 2008 as compared to the first half of 2007, gross margin, SG&A expenses and R&D expenditures all increased.

Additionally, during the first quarter of 2008, the segment completed the acquisition of Soundbuzz Pte. Ltd., a leading pan-Asian music provider.

Home and Networks Mobility Segment

	Three Months Ended			Six Months Ended
	June 28,	June 30,		June 28,	June 30,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change

Segment net sales	$2,738	$2,564	7%	$5,121	$4,901	4%
Operating earnings	245	191	28%	398	358	11%

For the second quarter of 2008, the segment’s net sales represented 34% of the Company’s consolidated net sales, compared to 29% in the second quarter of 2007. For the first half of 2008, the segment’s net sales represented 33% of the Company’s consolidated net sales, compared to 27% in the first half of 2007.

Three months ended June 28, 2008 compared to three months ended June 30, 2007

In the second quarter of 2008, the segment’s net sales increased 7% to $2.7 billion, compared to $2.6 billion in the second quarter of 2007. The 7% increase in net sales primarily reflects a 22% increase in net sales in the home business, partially offset by a 5% decrease in net sales of wireless networks. The 22% increase in net sales in the home business was primarily driven by a 30% increase in net sales of digital entertainment devices, reflecting a 15% increase in unit shipments to 4.9 million units, due in part to accelerated timing of demand within the second quarter of 2008, and higher ASPs due to a product mix shift. The 5% decrease in net sales of wireless networks was primarily driven by: (i) the absence of net sales by the embedded communication computing group (“ECC”) that was divested at the end of 2007, and (ii) lower net sales of iDEN and CDMA infrastructure equipment, partially offset by higher net sales of UMTS and GSM infrastructure equipment.

On a geographic basis, the 7% increase in net sales reflects higher net sales in Asia, Latin America and EMEA, and relatively flat net sales in North America. The increase in net sales in Asia was primarily driven by higher net sales of UMTS infrastructure equipment. The increase in net sales in Latin America was primarily due to higher net sales in the home business. The increase in net sales in EMEA was primarily due to higher net sales of GSM infrastructure equipment. Net sales in North America increased in the home business, but were offset by lower net sales of wireless networks, driven by lower net sales of iDEN and CDMA infrastructure equipment. Net sales in North America continue to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

comprise a significant portion of the segment’s business, accounting for approximately 51% of the segment’s total net sales in the second quarter of 2008, compared to approximately 55% of the segment’s total net sales in the second quarter of 2007. The regional shift in the second quarter of 2008 as compared to the second quarter of 2007 reflects a 15% aggregate growth in net sales outside of North America.

The segment reported operating earnings of $245 million in the second quarter of 2008, compared to operating earnings of $191 million in the second quarter of 2007. The increase in operating earnings was primarily due to decreases in both R&D and SG&A expenses, primarily related to savings from cost-reduction initiatives. These factors were partially offset by a decrease in gross margin, primarily due to lower net sales of CDMA and iDEN infrastructure equipment and the absence of net sales by ECC, partially offset by higher net sales in the home business. As a percentage of net sales in the second quarter of 2008 as compared to the second quarter of 2007, gross margin, SG&A expenses and R&D expenditures all decreased and operating margin increased.

Six months ended June 28, 2008 compared to six months ended June 30, 2007

In the first half of 2008, the segment’s net sales increased 4% to $5.1 billion, compared to $4.9 billion in the first half of 2007. The 4% increase in net sales primarily reflects a 17% increase in net sales in the home business, partially offset by a 6% decrease in net sales of wireless networks. The 17% increase in net sales in the home business is primarily driven by a 22% increase in net sales of digital entertainment devices, reflecting higher ASPs due to a product mix shift, partially offset by a 1% decline in unit shipments to 9.0 million units. The 6% decrease in net sales of wireless networks was primarily driven by: (i) the absence of net sales by ECC, and (ii) lower net sales of iDEN and CDMA infrastructure equipment, partially offset by higher net sales for GSM and UMTS infrastructure equipment.

On a geographic basis, the 4% increase in net sales was primarily driven by higher net sales in EMEA, Asia and Latin America, partially offset by lower net sales in North America. The increase in net sales in EMEA was primarily due to higher net sales of GSM infrastructure equipment. The increase in net sales in Asia was primarily driven by higher net sales of UMTS and CDMA infrastructure equipment. The increase in net sales in Latin America was primarily due to higher net sales in the home business. The decrease in net sales in North America was primarily due to lower net sales of CDMA and iDEN infrastructure equipment, partially offset by higher net sales in the home business. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for approximately 51% of the segment’s total net sales in the first half of 2008, compared to approximately 58% of the segment’s total net sales in the first half of 2007. The regional shift in the first half of 2008 as compared to the first half of 2007 reflects a 22% aggregate growth in net sales outside of North America, as well as an 8% decline in net sales in North America.

The segment reported operating earnings of $398 million in the first half of 2008, compared to operating earnings of $358 million in the first half of 2007. The increase in operating earnings was primarily due to: (i) the decreases in both R&D and SG&A expenses, primarily related to savings from cost-reduction initiatives, and (ii) a decrease in reorganization of business charges, relating primarily to employee severance costs. These factors were partially offset by a decrease in gross margin, primarily due to lower net sales of CDMA and iDEN infrastructure equipment and the absence of net sales by ECC, partially offset by higher net sales in the home business. As a percentage of net sales in the first half of 2008 as compared to the first half of 2007, gross margin, SG&A expenses and R&D expenditures all decreased and operating margin increased.

During the first quarter of 2008, the segment acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD and Hangzhou Image Silicon, known collectively as Dahua Digital, a developer, manufacturer and marketer of cable set-tops and related low cost integrated circuits for the emerging Chinese cable business.

Enterprise Mobility Solutions Segment

	Three Months Ended			Six Months Ended
	June 28,	June 30,		June 28,	June 30,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change

Segment net sales	$2,042	$1,920	6%	$3,848	$3,637	6%
Operating earnings	377	303	24%	627	434	44%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the second quarter of 2008, the segment’s net sales represented 25% of the Company’s consolidated net sales, compared to 22% in the second quarter of 2007. For the first half of 2008, the segment’s net sales represented 25% of the Company’s consolidated net sales, compared to 20% in the first half of 2007.

Three months ended June 28, 2008 compared to three months ended June 30, 2007

In the second quarter of 2008, the segment’s net sales increased 6% to $2.0 billion, compared to $1.9 billion in the second quarter of 2007. The 6% increase in net sales reflects: (i) a 7% increase in net sales to the government and public safety market, primarily due to the net sales generated by Vertex Standard Co., Ltd. (“Vertex Standard”), a business the Company acquired a controlling interest of in January 2008, and (ii) a 5% increase in net sales to the commercial enterprise market. On a geographic basis, the segment’s net sales were higher in EMEA and Asia and lower in North America and Latin America. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 57% of the segment’s total net sales in the second quarter of 2008, compared to 63% in the second quarter of 2007. The regional shift in the second quarter of 2008 as compared to the second quarter of 2007 reflects 21% growth in net sales outside of North America, as well as a 2% decline in net sales in North America.

The segment reported operating earnings of $377 million in the second quarter of 2008, compared to operating earnings of $303 million in the second quarter of 2007. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 6% increase in net sales and favorable product mix. The increase in gross margin was partially offset by increased R&D expenditures, primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. As a percentage of net sales in the second quarter of 2008 as compared to the second quarter of 2007, gross margin, R&D expenditures and operating margin increased, and SG&A expenses decreased.

Six months ended June 28, 2008 compared to six months ended June 30, 2007

In the first half of 2008, the segment’s net sales increased 6% to $3.8 billion, compared to $3.6 billion in the first half of 2007. The 6% increase in net sales reflects: (i) a 7% increase in net sales to the commercial enterprise market, and (ii) a 5% increase in net sales to the government and public safety market, primarily due to the net sales generated by Vertex Standard. On a geographic basis, the segment’s net sales were higher in EMEA, Asia and Latin America and lower in North America. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 57% of the segment’s total net sales in the first half of 2008, compared to 62% in the first half of 2007. The regional shift in the first half of 2008 as compared to the first half of 2007 reflects 22% growth in net sales outside of North America, as well as a 4% decline in net sales in North America.

The segment reported operating earnings of $627 million in the first half of 2008, compared to operating earnings of $434 million in the first half of 2007. The increase in operating earnings was primarily due to an increase in gross margin driven by: (i) the 6% increase in net sales, (ii) favorable product mix, and (iii) an inventory-related charge in connection with the acquisition of Symbol Technologies, Inc. during the first quarter of 2007. The increase in gross margin was partially offset by: (i) increased R&D expenditures, primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies, and (ii) increased SG&A expenses, primarily due to selling and marketing expenses related to the increase in net sales. As a percentage of net sales in the first half of 2008 as compared to the first half of 2007, gross margin, R&D expenditures and operating margin increased, and SG&A expenses decreased.

In January 2008, the Company acquired a controlling interest of Vertex Standard, a global provider of two-way radio communication solutions. The acquisition provides the Company with access to Vertex Standard’s global distribution channel and strengthens the Company’s product portfolio.

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

In February 2008, the FASB issued FASB Staff Position 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS 157 for non-financial assets and liabilities on the Company’s condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company’s condensed consolidated financial statements.

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

At June 28, 2008 and December 31, 2007, the Company had net outstanding foreign exchange contracts totaling $2.5 billion and $3.0 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations. The following table shows the five largest net foreign exchange contract positions as of June 28, 2008 and the corresponding positions as of December 31, 2007:

	June 28,	December 31,
Buy (Sell)	2008	2007

Chinese Renminbi	$(907)	$(1,292)
Brazilian Real	(361)	(377)
Taiwan Dollar	154	112
British Pound	238	396
Japanese Yen	316	384

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have high investment grade credit ratings, to fail to meet their obligations.

Interest Rate Risk

At June 28, 2008, the Company’s short-term debt consisted primarily of $55 million of short-term variable rate foreign debt. The Company has $4.1 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, the Company has entered into interest rate swaps to synthetically modify the characteristics of interest rate payments from fixed-rate payments to short-term variable rate payments. The following table displays these outstanding interest rate swaps at June 28, 2008:

	Notional Amount
	Hedged	Underlying Debt
Date Executed	(in millions)	Instrument

October 2007	$400	5.375% notes due 2012
October 2007	400	6.0% notes due 2017
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010

	$2,010

The weighted average short-term variable rate payments on each of the above interest rate swaps was 4.02% for the three months ended June 28, 2008. The fair value of the above interest rate swaps on June 28, 2008 and December 31, 2007, was $21 million and $36 million, respectively. Except as noted below, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at June 28, 2008 or December 31, 2007.

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

During the fourth quarter of 2007, concurrently with the issuance of debt, the Company entered into several interest rate swaps to convert the fixed rate interest cost of the debt to a floating rate. At the time of entering into these interest rate swaps, the swaps were designated as fair value hedges and qualified for hedge accounting treatment. The swaps were originally designated as fair value hedges of the underlying debt, including the Company’s credit spread. During the first quarter of 2008, the swaps were no longer considered effective hedges because of the volatility in the price of the Company’s fixed-rate domestic term debt and the swaps were dedesignated. In the same period, the Company was able to redesignate the same interest rate swaps as fair value hedges of the underlying debt, exclusive of the Company’s credit spread. For the period of time that the swaps were deemed ineffective hedges, the Company recognized a gain of $24 million, representing the increase in the fair value of swaps.

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The weighted average fixed rate payments on these Interest Agreements was 5.01%. The fair value of the Interest Agreements at June 28, 2008 and December 31, 2007 was $6 million and $3 million, respectively.

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

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Iridium-Related Cases

Class Action Securities Lawsuit

Motorola has been named as one of several defendants in class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business, consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al. In April 2008, the parties reached an agreement in principle, subject to court approval, to settle all claims against Motorola in exchange for Motorola’s agreement to pay $20 million. On July 18, 2008, the court granted preliminary approval of the settlement and set a hearing on final approval for October 16, 2008.

Iridium Bankruptcy Court Lawsuit

Motorola was sued by the Official Committee of the Unsecured Creditors of Iridium (the “Committee”) in the Bankruptcy Court for the Southern District of New York on July 19, 2001. In re Iridium Operating LLC, et al. v. Motorola asserted claims for breach of contract, warranty, fiduciary duty and fraudulent transfer and preferences, and sought in excess of $4 billion in damages. On September 20, 2007, following a first-phase trial, the Iridium Bankruptcy Court granted judgment for Motorola on all the Committee’s fraudulent transfer and preference claims. The parties thereafter reached an agreement, subject to Court approval, to settle all claims. On May 20, 2008, the Bankruptcy Court approved that settlement. In the settlement, Motorola is not required to pay anything, but released its administrative, priority and unsecured claims against the Iridium estate and withdrew its objection to the 2001 settlement between the unsecured creditors of the Iridium Debtors and the Iridium Debtors’ pre-petition secured lenders. This settlement, and its approval by the Bankruptcy Court, extinguished Motorola’s exposure and concluded Motorola’s involvement in the Iridium bankruptcy proceedings.

Shareholder Derivative Case—Iridium and Telsim

M&C Partners III v. Galvin, et al., filed January 10, 2002, in the Circuit Court of Cook County, Illinois, was a shareholder derivative action against fifteen current and former members of the Motorola Board of Directors and Motorola as a nominal defendant. The lawsuit alleged that the Motorola directors breached their fiduciary duty to the Company and/or committed gross mismanagement with respect to Iridium and Telsim. On June 20, 2008, the Court entered a final order dismissing the case with prejudice.

Environmental Matters

On May 19, 2008, the United States Environmental Protection Agency (“EPA”) issued penalties to Motorola and two other companies pursuant to the North Indian Bend Wash (“NIBW”) Amended Consent Decree (the “Consent Decree”) which was executed by these companies and the EPA in 2003 to address historical groundwater contamination in Phoenix, Arizona. Under the Consent Decree, the companies are jointly and strictly liable for cleanup of the groundwater pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as “Superfund”). Motorola was assessed penalties totaling $500,000, which were issued by the EPA in response to two recent water treatment system malfunctions at a Paradise Valley, Arizona-based facility owned and operated by the American Arizona Water Company and used in conjunction with the NIBW Superfund remediation. The settlement agreement containing the penalty assessment was approved by the Federal District Court in Phoenix on July 18, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 28, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet be Purchased
	(a) Total Number	(b) Average Price	Announced Plans or	Under the Plans or
Period	of Shares Purchased	Paid per Share	Programs(1)	Programs(1)

3/30/08 to 4/25/08	0		0	$3,629,062,576
4/26/08 to 5/23/08	0		0	$3,629,062,576
5/24/08 to 6/28/08	0		0	$3,629,062,576

Total	0		0

(1)	Through actions taken on July 24, 2006 and March 21, 2007, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009. The timing and amount of future repurchases will be based on market and other conditions.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits

Exhibit No.		Description

*10	.58	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Paul J. Liska relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after May 6, 2008.
*31	.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Paul J. Liska pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.
*32	.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Paul J. Liska pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Laurel Meissner
Laurel Meissner
Senior Vice President,
Chief Accounting Officer
(Duly Authorized Officer and
Chief Accounting Officer of the Registrant)

Date: July 31, 2008

EXHIBIT INDEX

Exhibit No.		Description

*10	.58	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Paul J. Liska relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after May 6, 2008.
*31	.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Paul J. Liska pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.
*32	.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Paul J. Liska pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

*	filed herewith