Form 10-Q
period 2008-09-27
MOTOROLA INC
filed 2008-10-30
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 27, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-7221

MOTOROLA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-1115800
(State of Incorporation)	(I.R.S. Employer Identification No.)

1303 E. Algonquin Road Schaumburg, Illinois	60196
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(847) 576-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 27, 2008:

Class	Number of Shares

Common Stock; $3 Par Value	2,266,343,683

Part I—Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In millions, except per share amounts)	2008	2007	2008	2007

Net sales	$7,480	$8,811	$23,010	$26,976
Costs of sales	5,677	6,306	16,737	19,564

Gross margin	1,803	2,505	6,273	7,412

Selling, general and administrative expenses	1,044	1,210	3,342	3,819
Research and development expenditures	999	1,100	3,101	3,332
Other charges	212	205	546	795

Operating loss	(452)	(10)	(716)	(534)

Other income (expense):
Interest income, net	18	7	6	80
Gains on sales of investments and businesses, net	7	5	65	9
Other	(173)	6	(267)	22

Total other income (expense)	(148)	18	(196)	111

Earnings (loss) from continuing operations before income taxes	(600)	8	(912)	(423)
Income tax benefit	(203)	(32)	(325)	(207)

Earnings (loss) from continuing operations	(397)	40	(587)	(216)
Earnings from discontinued operations, net of tax	—	20	—	67

Net earnings (loss)	$(397)	$60	$(587)	$(149)

Earnings (loss) per common share:
Basic:
Continuing operations	$(0.18)	$0.02	$(0.26)	$(0.09)
Discontinued operations	—	0.01	—	0.03

	$(0.18)	$0.03	$(0.26)	$(0.06)

Diluted:
Continuing operations	$(0.18)	$0.02	$(0.26)	$(0.09)
Discontinued operations	—	0.01	—	0.03

	$(0.18)	$0.03	$(0.26)	$(0.06)

Weighted average common shares outstanding:
Basic	2,265.9	2,290.2	2,262.1	2,322.7
Diluted	2,265.9	2,318.4	2,262.1	2,322.7
Dividends paid per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

	September 27,	December 31,
(In millions, except per share amounts)	2008	2007

ASSETS
Cash and cash equivalents	$2,974	$2,752
Sigma Fund	3,427	5,242
Short-term investments	735	612
Accounts receivable, net	4,330	5,324
Inventories, net	2,649	2,836
Deferred income taxes	1,954	1,891
Other current assets	3,799	3,565

Total current assets	19,868	22,222

Property, plant and equipment, net	2,505	2,480
Sigma Fund	483	—
Investments	715	837
Deferred income taxes	3,060	2,454
Goodwill	4,351	4,499
Other assets	2,137	2,320

Total assets	$33,119	$34,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$189	$332
Accounts payable	3,834	4,167
Accrued liabilities	7,850	8,001

Total current liabilities	11,873	12,500

Long-term debt	3,988	3,991
Other liabilities	2,599	2,874

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,800	6,792
Issued shares: 09/27/08—2,266.8; 12/31/07—2,264.0
Outstanding shares: 09/27/08—2,266.3; 12/31/07—2,263.1
Additional paid-in capital	926	782
Retained earnings	7,649	8,579
Non-owner changes to equity	(716)	(706)

Total stockholders’ equity	14,659	15,447

Total liabilities and stockholders’ equity	$33,119	$34,812

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Non-Owner Changes to Equity
			Fair Value
		Common	Adjustment	Foreign
		Stock and	to Available	Currency	Retirement
		Additional	for Sale	Translation	Benefits
		Paid-in	Securities,	Adjustments,	Adjustments,	Retained	Comprehensive
(In millions, except per share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Earnings	Loss

Balances at December 31, 2007 (as reported)	2,264.0	$7,574	$(59)	$16	$(663)	$8,579
Cumulative effect — Postretirement Insurance Plan					(41)	(4)

Balances at January 1, 2008	2,264.0	7,574	(59)	16	(704)	8,575

Net loss						(587)	$(587)
Net unrealized loss on securities (net of tax of $19)			(32)				(32)
Foreign currency translation adjustments (net of tax of $5)				11			11
Amortization of retirement benefit adjustments (net of tax of $16)					52		52
Issuance of common stock and stock options exercised	11.8	123
Share repurchase program	(9.0)	(138)
Excess tax benefits from share-based compensation		(1)
Stock option and employee stock purchase plan expense		168
Dividends declared ($0.15 per share)						(339)

Balances at September 27, 2008	2,266.8	$7,726	$(91)	$27	$(652)	$7,649	$(556)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
(In millions)	2008	2007

Operating
Net loss	$(587)	$(149)
Less: Earnings from discontinued operations	—	67

Loss from continuing operations	(587)	(216)
Adjustments to reconcile the loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	624	682
Non-cash other charges	596	159
Share-based compensation expense	220	237
Gains on sales of investments and businesses, net	(65)	(9)
Deferred income taxes	(497)	(552)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	1,044	2,754
Inventories	(46)	456
Other current assets	(194)	(367)
Accounts payable and accrued liabilities	(524)	(3,108)
Other assets and liabilities	(530)	279

Net cash provided by operating activities from continuing operations	41	315

Investing
Acquisitions and investments, net	(180)	(4,483)
Proceeds from sales of investments and businesses	83	75
Distributions from investments	112	—
Capital expenditures	(387)	(393)
Proceeds from sales of property, plant and equipment	121	123
Proceeds from sales of Sigma Fund investments, net	1,122	7,154
Purchases of short-term investments, net	(123)	(443)

Net cash provided by investing activities from continuing operations	748	2,033

Financing
Repayment of commercial paper and short-term borrowings	(37)	(162)
Repayment of debt	(114)	(167)
Issuance of common stock	86	289
Purchase of common stock	(138)	(2,478)
Payment of dividends	(340)	(354)
Distribution to discontinued operations	(26)	(62)
Other, net	1	25

Net cash used for financing activities from continuing operations	(568)	(2,909)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	1	60

Net increase (decrease) in cash and cash equivalents	222	(501)
Cash and cash equivalents, beginning of period	2,752	2,816

Cash and cash equivalents, end of period	$2,974	$2,315

Cash Flow Information

Cash paid during the period for:
Interest, net	$147	$203
Income taxes, net of refunds	287	363

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Dollars in millions, except as noted)

1. Basis of Presentation

The condensed consolidated financial statements as of September 27, 2008 and for the three and nine months ended September 27, 2008 and September 29, 2007, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 27, 2008 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2008 presentation.

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

2. Other Financial Data

Statements of Operations Information

Other Charges

Other charges included in Operating loss consist of the following:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Other charges (income):
Asset impairments	$128	$57	$128	$57
Amortization of intangible assets	80	91	244	281
Reorganization of businesses	31	58	124	221
Separation-related transaction costs	21	—	41	—
Gain on sale of property, plant and equipment	(48)	—	(48)	—
Legal settlements	—	—	57	140
In-process research and development charges	—	(1)	—	96

	$212	$205	$546	$795

Other Income (Expense)

Interest income (expense), net, and Other both included in Other income (expense) consist of the following:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Interest income, net:
Interest income	$70	$100	$210	$348
Interest expense	(52)	(93)	(204)	(268)

	$18	$7	$6	$80

Other:
Investment impairments	$(150)	$(5)	$(288)	$(36)
Foreign currency gain (loss)	(48)	21	(34)	68
Gain on interest rate swaps	—	—	24	—
Other	25	(10)	31	(10)

	$(173)	$6	$(267)	$22

During the three months ended September 27, 2008, the Company recorded investment impairment charges of $150 million, of which $141 million of charges were attributed to other-than-temporary declines in certain Sigma Fund investments, resulting from our positions in Lehman Brothers Holdings Inc., Washington Mutual, Inc. and Sigma Finance Corporation (“SFC”), a special investment vehicle managed by United Kingdom based Gordian Knot Limited. During the nine months ended September 27, 2008, the Company recorded investment impairment charges of $288 million, of which $145 million of charges were attributed to other-than-temporary declines in certain Sigma Fund investments and $83 million of charges attributed to an equity security held by the Company as a strategic investment. During the three and nine months ended September 29, 2007, the Company recorded investment impairment charges of $5 million and $36 million, respectively, representing other-than-temporary declines in the value of its investment portfolio.

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

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share from both continuing operations and net earnings (loss), which includes discontinued operations is computed as follows:

	Earnings (loss) from
	Continuing Operations		Net Earnings (Loss)
	September 27,	September 29,	September 27,	September 29,
Three Months Ended	2008	2007	2008	2007

Basic earnings (loss) per common share:
Earnings (loss)	$(397)	$40	$(397)	$60
Weighted average common shares outstanding	2,265.9	2,290.2	2,265.9	2,290.2

Per share amount	$(0.18)	$0.02	$(0.18)	$0.03

Diluted earnings (loss) per common share:
Earnings (loss)	$(397)	$40	$(397)	$60

Weighted average common shares outstanding	2,265.9	2,290.2	2,265.9	2,290.2

Add effect of dilutive securities:
Share-based awards and other	—	28.2	—	28.2

Diluted weighted average common shares outstanding	2,265.9	2,318.4	2,265.9	2,318.4

Per share amount	$(0.18)	$0.02	$(0.18)	$0.03

	Loss from
	Continuing Operations		Net Loss
	September 27,	September 29,	September 27,	September 29,
Nine Months Ended	2008	2007	2008	2007

Basic loss per common share:
Loss	$(587)	$(216)	$(587)	$(149)
Weighted average common shares outstanding	2,262.1	2,322.7	2,262.1	2,322.7

Per share amount	$(0.26)	$(0.09)	$(0.26)	$(0.06)

Diluted loss per common share:
Loss	$(587)	$(216)	$(587)	$(149)

Weighted average common shares outstanding	2,262.1	2,322.7	2,262.1	2,322.7

Diluted weighted average common shares outstanding	2,262.1	2,322.7	2,262.1	2,322.7

Per share amount	$(0.26)	$(0.09)	$(0.26)	$(0.06)

In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended September 29, 2007, 117.9 million out-of-the-money stock options were excluded because their inclusion would have been antidilutive. For the three months ended September 27, 2008 and the nine months ended September 27, 2008 and September 29, 2007, the Company was in a net loss position, and accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive. In the computation of diluted loss per common share from both continuing operations and on a net loss basis for the three months ended September 27, 2008 and the nine months ended September 27, 2008 and September 29, 2007, the assumed exercise of 209.0 million, 193.7 million, and 108.2 million stock options, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Sigma Fund and Investments

Sigma Fund and Investments consist of the following:

	Recorded Value				Less
	Sigma Fund	Sigma Fund	Short-term		Unrealized	Unrealized	Cost
September 27, 2008	Current	Non-current	Investments	Investments	Gains	Losses	Basis

Certificates of deposit	$61	$—	$735	$—	$—	$—	$796
Available-for-sale securities:
Commercial paper	250	—	—	—	—	—	250
Government and agencies	1,110	—	—	26	—	—	1,136
Corporate bonds	1,739	374	—	7	1	(104)	2,223
Asset-backed securities	179	51	—	1	—	(10)	241
Mortgage-backed securities	88	58	—	—	—	(7)	153
Common stock and equivalents	—	—	—	281	9	(34)	306

	3,427	483	735	315	10	(155)	5,105
Other securities, at cost	—	—	—	345	—	—	345
Equity method investments	—	—	—	55	—	—	55

	$3,427	$483	$735	$715	$10	$(155)	$5,505

	Recorded Value			Less
	Sigma Fund	Short-term		Unrealized	Unrealized	Cost
December 31, 2007	Current	Investments	Investments	Gains	Losses	Basis

Cash	$16	$—	$—	$—	$—	$16
Certificates of deposit	156	589	—	—	—	745
Available-for-sales securities:
Commercial paper	1,282	—	—	—	—	1,282
Government and agencies	25	19	—	—	—	44
Corporate bonds	3,125	1	—	1	(48)	3,173
Asset-backed securities	420	—	—	—	(5)	425
Mortgage-backed securities	209	—	—	—	(5)	214
Common stock and equivalents	—	—	333	40	(79)	372
Other	9	3	—	—	—	12

	5,242	612	333	41	(137)	6,283
Other securities, at cost	—	—	414	—	—	414
Equity method investments	—	—	90	—	—	90

	$5,242	$612	$837	$41	$(137)	$6,787

As of September 27, 2008, the fair market value of the Sigma Fund was $3.9 billion, of which $3.4 billion has been classified as current and $483 million has been classified as non-current, compared to a fair market value of $5.2 billion at December 31, 2007, all classified as current. During the three and nine months ended September 27, 2008, the Company recorded a net unrealized loss of $26 million and $63 million, respectively, in the available-for-sale securities held in the Sigma Fund. The total net unrealized loss on the Sigma Fund portfolio at the end of September 27, 2008 was $120 million, of which $42 million relates to securities classified as current and $78 million relates to securities classified as non-current. As of December 31, 2007, the net unrealized loss on the Sigma Fund portfolio was $57 million, all classified as current. The unrealized losses have been reflected as a reduction in Non-owner changes to equity.

As of September 27, 2008, $483 million of Sigma Fund investments have been classified as non-current because they have maturities greater than 12 months, the market values are below cost and the Company plans to hold the securities until they recover to cost or until maturity. The Company believes this decline is temporary, primarily due to the ongoing disruptions in the capital markets. The weighted average maturity of the Sigma Fund investments classified as non-current (excluding other-than-temporarily impaired securities) was 17 months. Substantially all of these securities (excluding other-than-temporarily impaired securities) have investment grade ratings and, accordingly, the Company believes it is probable that it will be able to collect all amounts it is owed under these securities according to their contractual terms, which may be at maturity. If it becomes probable that the Company will not collect the amounts in accordance with the contractual terms of the security, the Company would consider the decline other-than-temporary. During the three and nine months ended September 27, 2008, the Company recorded $141 million and $145 million, respectively, of other-than-temporary declines in certain Sigma Fund investments as investment impairment charges in the condensed consolidated statements of operations.

Subsequent to September 27, 2008, there has been a further decline in the fair value of the Sigma Fund’s SFC securities, which the Company considers other-than-temporary, and will be recorded as an investment impairment in the fourth quarter of 2008. The impairment will be no greater than $43 million, which represents the remaining cost basis of these securities as of September 27, 2008.

Accounts Receivable

Accounts receivable, net, consists of the following:

	September 27,	December 31,
	2008	2007

Accounts receivable	$4,503	$5,508
Less allowance for doubtful accounts	(173)	(184)

	$4,330	$5,324

Inventories

Inventories, net, consist of the following:

	September 27,	December 31,
	2008	2007

Finished goods	$1,634	$1,737
Work-in-process and production materials	1,724	1,470

	3,358	3,207
Less inventory reserves	(709)	(371)

	$2,649	$2,836

During the three months ended September 27, 2008, the Company recorded a charge of $291 million for excess inventory due to a decision to consolidate software and silicon platforms in the Mobile Devices segment.

Other Current Assets

Other current assets consists of the following:

	September 27,	December 31,
	2008	2007

Costs and earnings in excess of billings	$1,250	$995
Contract-related deferred costs	979	763
Contractor receivables	673	960
Value-added tax refunds receivable	248	321
Other	649	526

	$3,799	$3,565

Property, Plant, and Equipment

Property, plant and equipment, net, consists of the following:

	September 27,	December 31,
	2008	2007

Land	$150	$134
Building	1,934	1,934
Machinery and equipment	5,811	5,745

	7,895	7,813
Less accumulated depreciation	(5,390)	(5,333)

	$2,505	$2,480

During the three months ended September 27, 2008 and September 29, 2007, depreciation expense was $127 million and $147 million, respectively. During the nine months ended September 27, 2008 and September 29, 2007, depreciation expense was $378 million and $404 million, respectively.

Other Assets

Other assets consist of the following:

	September 27,	December 31,
	2008	2007

Intangible assets, net of accumulated amortization of $1,022 and $819	$923	$1,260
Prepaid royalty license arrangements	375	364
Contract-related deferred costs	158	180
Value-added tax refunds receivable	143	—
Long-term receivables, net of allowances of $6 and $5	49	68
Other	489	448

	$2,137	$2,320

Accrued Liabilities

Accrued liabilities consist of the following:

	September 27,	December 31,
	2008	2007

Deferred revenue	$1,621	$1,235
Compensation	804	772
Customer reserves	730	972
Customer downpayments	594	509
Contractor payables	573	875
Tax liabilities	386	234
Warranty reserves	326	416
Other	2,816	2,988

	$7,850	$8,001

Other Liabilities

Other liabilities consist of the following:

	September 27,	December 31,
	2008	2007

Unrecognized tax benefits	$736	$933
Defined benefit plan obligations	441	562
Deferred revenue	413	393
Royalty license arrangement	298	282
Postretirement health care benefit plans	133	144
Other	578	560

	$2,599	$2,874

Stockholders’ Equity Information

Share Repurchase Program

During the nine months ended September 27, 2008 and September 29, 2007, the Company paid an aggregate of $138 million and $2.5 billion, respectively, including transaction costs, to repurchase 9 million and 138 million shares at an average price of $15.32 and $18.02, respectively. The Company did not repurchase any of its shares during the three months ended September 27, 2008. During the three months ended September 29, 2007, the Company paid an aggregate of $118 million, including transaction costs, to repurchase 7 million shares at an average price of $16.90.

Since the inception of its share repurchase program in May 2005, the Company has repurchased a total of 394 million common shares for an aggregate cost of $7.9 billion. All repurchased shares have been retired. As of September 27, 2008, the Company remained authorized to purchase an aggregate amount of up to $3.6 billion of additional shares under the current stock repurchase program. The timing and amount of future purchases will be based on market and other conditions.

3. Income Taxes

The Company had unrecognized tax benefits of $1.2 billion and $1.4 billion at September 27, 2008 and December 31, 2007, respectively. Included in these balances were potential benefits of approximately $850 million and $590 million, respectively, that, if recognized, would affect the effective tax rate. During the three months ended September 27, 2008, the Company recorded $46 million in net tax benefits, representing a net reduction in unrecognized tax benefits relating to facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained positions, which have become effectively settled or the statute of limitations has expired. During the three months ended September 27, 2008, the Company also recorded a reduction of interest expense of $29 million, relating to the recognition of previously unrecognized tax benefits.

Based on the potential outcome of the Company’s global tax examinations, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, are estimated to be in the range of $250 million to $350 million and are not expected to result in any significant net cash payments by the Company.

The Company is currently contesting significant tax adjustments related to transfer pricing for the 1996 through 2003 tax years at the appellate level of the Internal Revenue Service (“IRS”). The Company disagrees with all of these proposed transfer pricing-related adjustments and intends to vigorously dispute them through applicable IRS and judicial procedures, as appropriate. However, if the IRS were to ultimately prevail on these matters, it could result in: (i) additional taxable income for the years 1996 through 2000 of approximately $1.4 billion, which could result in additional income tax liability for the Company of approximately $500 million, and (ii) additional taxable income for the years 2001 and 2002 of approximately $800 million, which could result in additional income tax liability for the Company of approximately $300 million. The IRS is currently reviewing a claim for additional research tax credits for the years 1996-2003. The IRS completed its field examination of the Company’s 2004 and 2005 tax returns in July 2008, and there are no significant unagreed issues. The Company also has several other Non-U.S. income tax audits pending.

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

4. Retirement Benefits

Defined Benefit Plans

The net periodic pension cost for the Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”), and Non-U.S. plans was as follows:

	September 27, 2008			September 29, 2007
	Regular	Officers’	Non	Regular	Officers’	Non
Three Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$25	$1	$9	$29	$1	$10
Interest cost	81	2	25	78	1	21
Expected return on plan assets	(98)	(1)	(23)	(85)	(2)	(18)
Amortization of:
Unrecognized net loss	13	—	—	29	1	5
Unrecognized prior service cost	(8)	—	—	(7)	—	—
Settlement/curtailment loss	—	1	—	—	1	—

Net periodic pension cost	$13	$3	$11	$44	$2	$18

	September 27, 2008			September 29, 2007
	Regular	Officers’	Non	Regular	Officers’	Non
Nine Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$74	$2	$24	$87	$5	$30
Interest cost	242	6	57	232	5	64
Expected return on plan assets	(294)	(2)	(49)	(255)	(4)	(54)
Amortization of:
Unrecognized net loss	39	1	—	87	3	15
Unrecognized prior service cost	(23)	(1)	—	(21)	—	—
Settlement/curtailment loss	—	4	—	—	4	—

Net periodic pension cost	$38	$10	$32	$130	$13	$55

During the three and nine months ended September 27, 2008, aggregate contributions of $11 million and $37 million, respectively, were made to the Company’s Non-U.S. plans. The Company contributed $60 million and $180 million to its Regular Pension Plan for the three and nine months ended September 27, 2008, respectively.

Postretirement Health Care and Other Benefit Plans

Net postretirement health care expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Service cost	$2	$1	$5	$5
Interest cost	7	4	19	17
Expected return on plan assets	(5)	(4)	(15)	(12)
Amortization of:
Unrecognized net loss	1	2	4	6
Unrecognized prior service cost	(1)	(1)	(2)	(3)

Net postretirement health care expense	$4	$2	$11	$13

During the three and nine months ended September 27, 2008, aggregate contributions of $4 million and $14 million, respectively, were made to the Company’s postretirement healthcare fund.

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

5. Share-Based Compensation Plans

A summary of share-based compensation expense related to restricted stock, restricted stock units (“RSUs”), employee stock options and employee stock purchases was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Share-based compensation expense included in:
Costs of sales	$6	$8	$24	$25
Selling, general and administrative expenses	30	48	125	143
Research and development expenditures	18	24	71	71

Share-based compensation expense included in Operating loss	54	80	220	239
Tax benefit	(16)	(25)	(68)	(70)

Share-based compensation expense, net of tax	$38	$55	$152	$169

For the three months ended September 27, 2008, the Company granted 5.4 million RSUs, net of forfeitures, and 20.4 million stock options. The total compensation expense related to the RSUs is $48 million, net of forfeitures. The total compensation expense related to stock options is $84 million, net of estimated forfeitures. The expense for both RSUs and stock options will be recognized over a weighted average vesting period of three years.

For the nine months ended September 27, 2008, the Company has granted 21.1 million RSUs, net of forfeitures, and 27.6 million stock options. The total compensation expense related to the RSUs is $197 million, net of forfeitures. The total compensation expense related to stock options is $106 million, net of estimated forfeitures. The expense for RSUs will be recognized over a weighted average vesting period of four years. The expense for stock options will be recognized over a weighted average vesting period of three years.

6. Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. In February 2008, the FASB issued staff position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 27, 2008. Under FSP 157-2, the Company will apply the measurement of criteria of SFAS 157 to the remaining assets and liabilities no later than the first quarter of 2009.

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

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The levels of the Company’s financial assets and liabilities that are carried at fair value were as follows:

September 27, 2008	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities:
Commercial paper	$—	$250	$—	$250
Government and agencies	—	1,136	—	1,136
Corporate bonds	—	2,042	78	2,120
Asset-backed securities	—	231	—	231
Mortgage-backed securities	—	146	—	146
Common stock and equivalents	281	—	—	281
Derivative assets	—	115	—	115
Liabilities:
Derivative liabilities	—	26	—	26

The following table summarizes the changes in fair value of our Level 3 assets:

	Three	Nine
	Months	Months
September 27, 2008	Ended	Ended

Beginning balance	$43	$35
Transfers to Level 3	50	60
Unrealized losses included in Non-owner changes to equity	(15)	(13)
Loss recognized as Investment impairment in Other income (expense)	—	(4)

Ending balance	$78	$78

Valuation Methodologies

Quoted market prices in active markets are available for investments in common stock and equivalents and, as such, these investments are classified within Level 1.

The available-for-sale securities classified above as Level 2 are primarily those that are professionally managed within the Sigma Fund. The pricing methodology applied includes a number of standard inputs to the valuation model including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on the market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

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

At September 27, 2008, the Company has $640 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds have quoted market prices that are generally equivalent to par.

7. Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	September 27,	December 31,
	2008	2007

Long-term receivables	$121	$123
Less allowance for losses	(6)	(5)

	115	118
Less current portion	(66)	(50)

Non-current long-term receivables, net	$49	$68

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide long-term financing, defined as financing with terms greater than one year, in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $373 million and $610 million at September 27, 2008 and December 31, 2007, respectively. Of these amounts, $276 million and $454 million were supported by letters of credit or by bank commitments to purchase long-term receivables at September 27, 2008 and December 31, 2007, respectively.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $35 million and $42 million at September 27, 2008 and December 31, 2007, respectively (including $23 million at both September 27, 2008 and December 31, 2007 relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million at both September 27, 2008 and December 31, 2007 (including $1 million and $0 million at September 27, 2008 and December 31, 2007, respectively, relating to the sale of short-term receivables).

Sales of Receivables

The Company sells accounts receivables and long-term receivables to third parties in transactions that qualify as “true-sales.” Certain of these accounts receivables and long-term receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed on an annual basis. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.

In the aggregate, at September 27, 2008, these committed facilities provided for up to $1.1 billion to be outstanding with the third parties at any time, as compared to up to $1.4 billion provided at December 31, 2007. As of September 27, 2008, $568 million of the Company’s committed facilities were utilized, compared to $497 million that were utilized at December 31, 2007. Certain events could cause a $400 million committed facility to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total accounts receivables and long-term receivables sold by the Company were $875 million and $1.1 billion for the three months ended September 27, 2008 and September 29, 2007, respectively, and $2.5 billion and $3.9 billion for the nine months ended September 27, 2008 and September 29, 2007, respectively. As of September 27, 2008, there were $883 million of receivables outstanding under these programs for which the Company retained servicing obligations (including $513 million of accounts receivable), compared to $978 million outstanding at December 31, 2007 (including $587 million of accounts receivable).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $23 million at both September 27, 2008 and December 31, 2007. Reserves of $2 million and $1 million were recorded for potential losses at September 27, 2008 and December 31, 2007, respectively.

8. Commitments and Contingencies

Legal

Iridium Program:  The Company has been named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business which, on March 15, 2001, were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. In April 2008, the parties reached an agreement in principle, subject to court approval, to settle all claims against Motorola in exchange for Motorola’s payment of $20 million. During the three months ended March 29, 2008, the Company recorded a charge associated with this settlement. On October 23, 2008, the court granted final approval of the settlement and dismissed the claims with prejudice.

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

During the three months ended March 31, 2007, the Company recorded a charge of $190 million for the legal settlement, partially offset by $75 million of estimated insurance recoveries, of which $50 million had been tendered by certain insurance carriers. During the three months ended June 30, 2007, the Company commenced actions against the non-tendering insurance carriers. In response to these actions, each insurance carrier who has responded denied coverage citing various policy provisions. As a result of this denial of coverage and related actions, the Company recorded a reserve of $25 million in the three months ended June 30, 2007 against the receivable from insurance carriers. During the three months ended September 27, 2008, the Company received the $50 million tendered by the insurance carriers.

Other:  The Company is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $149 million, of which the Company accrued $124 million as of September 27, 2008 for potential claims under these provisions.

In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial and intellectual property. Historically, the Company has not made significant payments under these agreements. However, there is an increasing risk in relation to patent indemnities given the current legal climate.

In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, and for amounts not in excess of the contract value, and, in some instances, the Company may have recourse against third parties for certain payments made by the Company.

During the three months ended September 27, 2008, the Company recorded a $150 million charge for a settlement of the Freescale Semiconductor purchase commitment.

9. Segment Information

Business segment Net sales and Operating earnings (loss) from continuing operations for the three and nine months ended September 27, 2008 and September 29, 2007 are as follows:

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change

Segment Net Sales:
Mobile Devices	$3,116	$4,496	(31)%	$9,749	$14,177	(31)%
Home and Networks Mobility	2,369	2,389	(1)	7,490	7,290	3
Enterprise Mobility Solutions	2,030	1,954	4	5,878	5,591	5

	7,515	8,839		23,117	27,058
Other and Eliminations	(35)	(28)		(107)	(82)

	$7,480	$8,811	(15)	$23,010	$26,976	(15)

	Three Months Ended				Nine Months Ended
	September 27,	% of	September 29,	% of	September 27,	% of	September 29,	% of
	2008	Sales	2007	Sales	2008	Sales	2007	Sales

Segment Operating Earnings (Loss):
Mobile Devices	$(840)	(27)%	$(248)	(6)%	$(1,604)	(16)%	$(813)	(6)%
Home and Networks Mobility	263	11	159	7	661	9	517	7
Enterprise Mobility Solutions	403	20	328	17	1,030	18	762	14

	(174)		239		87		466
Other and Eliminations	(278)		(249)		(803)		(1,000)

Operating loss	(452)	(6)	(10)	—	(716)	(3)	(534)	(2)
Total other income (expense)	(148)		18		(196)		111

Earnings (loss) from continuing operations before income taxes	$(600)		$8		$(912)		$(423)

The Operating loss in Other and Eliminations consists of the following:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Impairment of intangible assets	$121	$53	$121	$53
Corporate expenses(1)	99	104	366	403
Amortization of intangible assets	80	91	244	281
Separation-related transaction costs	21	—	41	—
Reorganization of business charges	5	2	22	27
Gain on sale of property, plant and equipment	(48)	—	(48)	—
Legal settlements	—	—	57	140
In-process research and development charges	—	(1)	—	96

	$278	$249	$803	$1,000

(1)	Primarily comprised of: (i) general corporate-related expenses, including restricted stock, restricted stock units, stock option and employee stock purchase plan expenses, (ii) various corporate programs, representing developmental businesses and research and development projects, which are not included in any reporting segment, and (iii) the Company’s wholly-owned finance subsidiary.

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

2008 Charges

During the nine months ended September 27, 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs.

During the three months ended September 27, 2008, the Company recorded net reorganization of business charges of $36 million, including $5 million of charges in Costs of sales and $31 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $36 million are charges of $38 million for employee separation costs and $15 million for exit costs, partially offset by $17 million of reversals for accruals no longer needed.

During the nine months ended September 27, 2008, the Company recorded net reorganization of business charges of $165 million, including $41 million of charges in Costs of sales and $124 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $165 million are charges of $192 million for employee separation costs and $20 million for exit costs, partially offset by $47 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

	Three Months	Nine Months
	Ended	Ended
Segment	September 27, 2008	September 27, 2008

Mobile Devices	$20	$97
Home and Networks Mobility	5	28
Enterprise Mobility Solutions	6	18

	31	143
Corporate	5	22

	$36	$165

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to September 27, 2008:

	Accruals at	2008		2008	Accruals at
	January 1,	Additional	2008(1)	Amount	September 27,
	2008	Charges	Adjustments	Used	2008

Exit costs	$42	$20	$(1)	$(13)	$48
Employee separation costs	193	192	(39)	(234)	112

	$235	$212	$(40)	$(247)	$160

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $20 million are primarily related to the exit of leased facilities in the UK by the Mobile

Devices segment. The adjustments of $1 million reflect $3 million of reversals of accruals no longer needed, partially offset by $2 million of translation adjustments. The $13 million used in 2008 reflects cash payments. The remaining accrual of $48 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 27, 2008, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $192 million represent severance costs for approximately an additional 3,900 employees, of which 2,000 are direct employees and 1,900 are indirect employees.

The adjustments of $39 million reflect $44 million of reversals of accruals no longer needed, partially offset by $5 million of translation adjustments. The $44 million of reversals represent previously accrued costs for approximately 300 employees.

During the nine months ended September 27, 2008, approximately 4,800 employees, of which 2,500 were direct employees and 2,300 were indirect employees, were separated from the Company. The $234 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $112 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 27, 2008, is expected to be paid to approximately 1,600 employees.

2007 Charges

During 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, were impacted by these plans. The majority of the employees affected were located in North America and Europe.

For the three months ended September 29, 2007, the Company recorded net reorganization of business charges of $122 million, including $64 million of charges in Costs of sales and $58 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $122 million are charges of $87 million for employee separation costs, $39 million for fixed asset impairment charges and $5 million for exit costs, partially offset by reversals for accruals no longer needed.

For the nine months ended September 29, 2007, the Company recorded net reorganization of business charges of $301 million, including $80 million of charges in Costs of sales and $221 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $301 million are charges of $311 million for employee separation costs, $39 million for fixed asset impairment charges and $10 million for exit costs, partially offset by reversals for accruals no longer needed.

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

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to September 29, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	September 29,
	2007	Charges	Adjustments	Used	2007

Exit costs	$54	$10	$2	$(28)	$38
Employee separation costs	104	311	(55)	(195)	165

	$158	$321	$(53)	$(223)	$203

(1)	Includes translation adjustments.

(2)	Includes accruals established through purchase accounting for businesses acquired of $6 million covering approximately 200 employees.

Exit Costs—Lease Terminations

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $10 million were primarily related to the planned exit of certain activities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represented accruals for exit costs established through purchase accounting for businesses acquired. The $28 million used in 2007 reflected cash payments. The remaining accrual of $38 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 29, 2007, represented future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $311 million represented severance costs for approximately 5,100 employees, of which 1,800 were direct employees and 3,300 were indirect employees.

The adjustments of $55 million reflect $59 million of reversals of accruals no longer needed, partially offset by $4 million of accruals for severance plans established through purchase accounting for businesses acquired. The $59 million of reversals represented previously accrued costs for 1,100 employees, and primarily related to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved. The $4 million of accruals represented severance plans for 200 employees established through purchase accounting for businesses acquired.

During the first nine months of 2007, approximately 4,200 employees, of which 1,300 were direct employees and 2,900 were indirect employees, were separated from the Company. The $195 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $165 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 29, 2007, was expected to be paid to approximately 2,300 separated employees. Since that time, $131 million has been paid to approximately 2,000 separated employees and $28 million has been reversed.

11. Acquisition-related Intangibles

Amortized intangible assets, excluding goodwill, were comprised of the following:

	September 27, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount(1)	Amortization(1)	Amount	Amortization

Intangible assets:
Completed technology	$1,108	$588	$1,234	$484
Patents	291	110	292	69
Customer related	267	93	264	58
Licensed technology	130	112	123	109
Other intangibles	149	119	166	99

	$1,945	$1,022	$2,079	$819

(1)	Includes translation adjustments.

Amortization expense on intangible assets, which is presented in Other and Eliminations, was $80 million and $91 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and $244 million and $281 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. As of September 27, 2008 amortization expense is estimated to be $318 million for 2008, $272 million in 2009, $253 million in 2010, $240 million in 2011, and $47 million in 2012.

Amortized intangible assets, excluding goodwill by business segment:

	September 27, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Segment	Amount(1)	Amortization(1)	Amount	Amortization

Mobile Devices	$46	$37	$36	$36
Home and Networks Mobility	722	506	712	455
Enterprise Mobility Solutions	1,177	479	1,331	328

	$1,945	$1,022	$2,079	$819

(1)	Includes translation adjustments.

During the three months ended September 27, 2008, due to a change in a technology platform strategy, the Company recorded an impairment of intangible assets of $121 million, primarily relating to completed technology and other intangibles, in the Enterprise Mobility Solutions segment. During the three months ended September 29, 2007, due to a change in software platform strategy, the Company recorded an impairment of intangible assets of $53 million, primarily relating to completed technology and other intangibles, in the Mobile Devices segment.

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2008 to September 27, 2008, by business segment:

	January 1,			September 27,
Segment	2008	Acquired	Adjustments(1)	2008

Mobile Devices	$19	$14	$—	$33
Home and Networks Mobility	1,576	4	(167)	1,413
Enterprise Mobility Solutions	2,904	—	1	2,905

	$4,499	$18	$(166)	$4,351

(1)	Includes translation adjustments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three and nine months ended September 27, 2008 and September 29, 2007, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2007.

Executive Overview

Our Business

We report financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In the third quarter of 2008, the segment’s net sales represented 42% of the Company’s consolidated net sales.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol (“IP”) video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery solutions, broadband access infrastructure systems, and associated data and voice customer premise equipment (“broadband gateways”) to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems (“wireless networks”), including cellular infrastructure systems and wireless broadband systems, to wireless service providers. In the third quarter of 2008, the segment’s net sales represented 32% of the Company’s consolidated net sales.

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, utility, transportation, manufacturing, health care and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In the third quarter of 2008, the segment’s net sales represented 27% of the Company’s consolidated net sales.

Third-Quarter Summary

•	Net Sales were $7.5 Billion: Our net sales were $7.5 billion in the third quarter of 2008, down 15% compared to net sales of $8.8 billion in the third quarter of 2007. Net sales decreased 31% in the Mobile Devices segment, decreased 1% in the Home and Networks Mobility segment and increased 4% in the Enterprise Mobility Solutions segment.

•	Operating Loss was $452 Million: We incurred an operating loss of $452 million in the third quarter of 2008, compared to an operating loss of $10 million in the third quarter of 2007. Contributing to the operating loss were: (i) excess inventory and other related charges of $370 million due to a decision to consolidate software and silicon platforms in the Mobile Devices segment, (ii) a $150 million charge related to settlement of the Freescale Semiconductor purchase commitment, (iii) $128 million of asset impairment charges, and (iv) $57 million of net charges for other reorganization and separation-related transaction costs.

•	Loss from Continuing Operations was $397 Million, or $0.18 per Share: We incurred a loss from continuing operations of $397 million, or $0.18 per diluted common share, in the third quarter of 2008, compared to earnings from continuing operations of $40 million, or $0.02 per diluted common share, in the third quarter of 2007.

*	When discussing the net sales of each of our three segments, we express the segment’s net sales as a percentage of the Company’s consolidated net sales. However, certain of our segments sell products to other Motorola businesses and intracompany sales are eliminated as part of the consolidation process. Therefore, the percentages of consolidated net sales for our business segments do not always sum to 100%.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Handset Shipments were 25.4 Million Units: We shipped 25.4 million handsets in the third quarter of 2008, a 32% decrease compared to shipments of 37.2 million handsets in the third quarter of 2007 and a 10% decrease sequentially compared to shipments of 28.1 million handsets in the second quarter of 2008.

•	Global Handset Market Share Estimated at 8.4%: We estimate our share of the global handset market in the third quarter of 2008 to be 8.4%, a decrease of approximately 5 percentage points versus the third quarter of 2007 and a sequential decrease of approximately 1 percentage point versus the second quarter of 2008.

•	Digital Entertainment Device Shipments were 4.1 million: We shipped 4.1 million digital entertainment devices in the third quarter of 2008, an increase of 52% compared to shipments of 2.7 million units in the third quarter of 2007 and a 20% decrease sequentially compared to shipments of 5.1 million units in the second quarter of 2008.

•	Operating Cash Flow was $180 Million: We generated $180 million of operating cash flow in the third quarter of 2008, compared to $342 million of operating cash flow in the third quarter of 2007.

Net sales for each of our business segments were as follows:

•	In Mobile Devices: Net sales were $3.1 billion in the third quarter of 2008, a decrease of $1.4 billion, or 31%, compared to the third quarter of 2007, primarily driven by a 32% decrease in unit shipments. The decrease in unit shipments resulted primarily from product portfolio gaps in critical market segments, especially 3G, including smartphones, and very low-tier products.

•	In Home and Networks Mobility: Net sales were $2.4 billion in the third quarter of 2008, a decrease of $20 million, or 1%, compared to the third quarter of 2007. This decrease reflects lower net sales of wireless networks, partially offset by higher net sales of digital entertainment devices, driven by a 52% increase in unit shipments, partially offset by lower ASP due to a shift in product mix and pricing pressure.

•	In Enterprise Mobility Solutions: Net sales were $2.0 billion in the third quarter of 2008, an increase of $76 million, or 4%, compared to the third quarter of 2007, reflecting a 9% increase in net sales to the government and public safety market, primarily driven by: (i) increased net sales outside of North America, and (ii) the net sales generated by Vertex Standard Co., Ltd. (“Vertex Standard”), a business the Company acquired a controlling interest of in January 2008, partially offset by an 8% decrease in net sales to the commercial enterprise market.

Looking Forward

Earlier in the year, the Company announced that it was pursuing the creation of two independent, publicly traded companies: one comprised of our Mobile Devices business and the other comprised of our Home and Networks Mobility and Enterprise Mobility Solutions businesses. The Company remains committed to the separation of the businesses. However, due to the weakened global economic environment and dislocation in the financial markets, as well as changes underway in the Mobile Devices business, the Company is no longer targeting the third quarter of 2009 for the separation of our businesses. The Company has made progress on various elements of the separation plan and will continue efforts to prepare for a potential transaction. We will continue to assess market and business conditions to determine the appropriate timeframe for separation that serves the best interests of the Company and its shareholders.

Given the macroeconomic environment, the Company will also take additional actions to reduce its cost structure. These actions will be global in nature and impact all of our businesses, as well as our supply chain organization and corporate functions. For more information on specific actions taken, see the discussion under “Cost-Reduction Initiatives Announced on October 30, 2008” later herein. We will continue to take the necessary strategic actions and invest in product innovation as we position Motorola to take advantage of opportunities for future growth and profitability.

In our Mobile Devices business, we expect the overall global handset market to remain intensely competitive with slowing demand. Our primary focus is on enhancing our product portfolio, especially in 3G and the low tier. In addition, we will further simplify our platforms and focus on key markets, including North America, Latin America and certain markets in Asia. These actions are expected to lower our cost structure and result in a more focused, consumer-driven portfolio, reflecting trends in converged devices, the mobile Internet, navigation and messaging. We expect our product portfolio enhancement efforts to demonstrate progress in 2009 and better position Mobile Devices for improved financial results.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Home and Networks Mobility business, we are focused on delivering personalized media experiences to consumers at home and on-the-go and enabling service providers to operate their networks more efficiently and profitably. As the market leader in digital video, including digital entertainment devices and end-to-end network solutions, we are positioned to capitalize on demand for high-definition TV and video-on-demand services, as well as the convergence of services and applications across delivery platforms. However, due to the impact that economic conditions, especially in the U.S., may have on demand for services provided by our customers, demand is likely to slow in the home business. In wireless broadband, we will continue our efforts to position ourselves as a leading infrastructure provider of next-generation technologies, including WiMAX and LTE. In wireless cellular networks, we expect the market environment to continue to be highly competitive and challenging.

In our Enterprise Mobility Solutions business, our key objective is profitable growth in enterprise markets around the world. We are the market leader in mission-critical communications solutions and continue to develop next-generation products and solutions for our government and public safety customers. We also utilize our market leadership positions and innovations in mobile computing and scanning to meet customers’ needs in retail, transportation and logistics, utility, manufacturing, healthcare and other commercial industries globally. These business-critical enterprise products and solutions allow our customers to reduce costs, increase worker mobility and productivity, and enhance their customers’ experiences. Our enterprise and government customers are facing uncertain and volatile economic conditions that will likely slow demand in our enterprise, government and public safety businesses. However, we believe that our comprehensive portfolio of products and solutions, market leadership and global distribution network make our Enterprise Mobility Solutions segment well positioned to meet these challenges.

We conduct our business in highly competitive markets. These markets are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions, caused by changing macroeconomic conditions, new technologies, the entry of new competitors and consolidations among our customers and competitors, can introduce volatility into our operating performance and cash flow from operations. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on designing and delivering differentiated products, unique experiences and powerful networks, along with a full complement of support services that will advance the way the world connects by simplifying and personalizing communications, enhancing mobility, and enabling consumers to connect to people, information, and entertainment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended				Nine Months Ended
(Dollars in millions,	September 27,	% of	September 29,	% of	September 27,	% of	September 29,	% of
except per share amounts)	2008	Sales	2007	Sales	2008	Sales	2007	Sales

Net sales	$7,480		$8,811		$23,010		$26,976
Costs of sales	5,677	75.9%	6,306	71.6%	16,737	72.7%	19,564	72.5%

Gross margin	1,803	24.1%	2,505	28.4%	6,273	27.3%	7,412	27.5%

Selling, general and administrative expenses	1,044	14.0%	1,210	13.7%	3,342	14.5%	3,819	14.2%
Research and development expenditures	999	13.4%	1,100	12.5%	3,101	13.5%	3,332	12.4%
Other charges	212	2.7%	205	2.3%	546	2.4%	795	2.9%

Operating loss	(452)	(6.0)%	(10)	(0.1)%	(716)	(3.1)%	(534)	(2.0)%

Other income (expense):
Interest income, net	18	0.2%	7	0.1%	6	0.0%	80	0.3%
Gains on sales of investments and businesses, net	7	0.1%	5	0.0%	65	0.3%	9	0.0%
Other	(173)	(2.3)%	6	0.1%	(267)	(1.2)%	22	0.1%

Total other income (expense)	(148)	(2.0)%	18	0.2%	(196)	(0.9)%	111	0.4%

Earnings (loss) from continuing operations before income taxes	(600)	(8.0)%	8	0.1%	(912)	(4.0)%	(423)	(1.6)%
Income tax benefit	(203)	(2.7)%	(32)	(0.4)%	(325)	(1.4)%	(207)	(0.8)%

Earnings (loss) from continuing operations	(397)	(5.3)%	40	0.5%	(587)	(2.6)%	(216)	(0.8)%
Earnings from discontinued operations, net of tax	—	0.0%	20	0.2%	—	0.0%	67	0.2%

Net earnings (loss)	$(397)	(5.3)%	$60	0.7%	$(587)	(2.6)%	$(149)	(0.6)%

Earnings (loss) per diluted common share:
Continuing operations	$(0.18)		$0.02		$(0.26)		$(0.09)
Discontinued operations	—		0.01		—		0.03

	$(0.18)		$0.03		$(0.26)		$(0.06)

Results of Operations—Three months ended September 27, 2008 compared to three months ended September 29, 2007

Net Sales

Net sales were $7.5 billion in the third quarter of 2008, down 15% compared to net sales of $8.8 billion in the third quarter of 2007. The decrease in net sales reflects: (i) a $1.4 billion, or 31%, decrease in net sales in the Mobile Devices segment, and (ii) a $20 million, or 1%, decrease in net sales in the Home and Networks Mobility segment, partially offset by a $76 million, or 4%, increase in net sales in the Enterprise Mobility Solutions segment. The decrease in net sales in the Mobile Devices segment was primarily driven by a 32% decrease in unit shipments. The decrease in net sales in the Home and Networks Mobility segment reflects lower net sales of wireless networks, partially offset by higher net sales of digital entertainment devices, driven by a 52% increase in unit shipments, partially offset by lower ASP due to a shift in product mix and pricing pressure. The increase in net sales in the Enterprise Mobility Solutions segment reflects a 9% increase in net sales to the government and public safety market, primarily driven by: (i) increased net sales outside of North America, and (ii) the net sales generated by Vertex Standard Co., Ltd. (“Vertex Standard”), a business the Company acquired a controlling interest of in January 2008, partially offset by a 8% decrease in net sales to the commercial enterprise market.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Margin

Gross margin was $1.8 billion, or 24.1% of net sales, in the third quarter of 2008, compared to $2.5 billion, or 28.4% of net sales, in the third quarter of 2007. The decrease in gross margin reflects lower gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by increased gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily driven by: (i) excess inventory and other related charges of $370 million due to a decision to consolidate software and silicon platforms, (ii) the 31% decrease in net sales, and (iii) a $150 million charge related to settlement of the Freescale Semiconductor purchase commitment, partially offset by savings from cost-reduction activities. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to lower gross margin in the wireless networks business, partially offset by higher gross margin in the home business. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily driven by the 4% increase in net sales and a favorable product mix.

The decrease in gross margin as a percentage of net sales in the third quarter of 2008 compared to the third quarter of 2007 was driven by decreases in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in the Enterprise Mobility Solutions segment. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 14% to $1.0 billion, or 14.0% of net sales, in the third quarter of 2008, compared to $1.2 billion, or 13.7% of net sales, in the third quarter of 2007. The decrease in SG&A expenses reflects lower SG&A expenses in all segments. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decreases in the Home and Networks Mobility and Enterprise Mobility Solutions segments were primarily due to savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Mobile Devices segment and decreased in the Home and Networks Mobility and Enterprise Mobility Solutions segments.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 9% to $999 million, or 13.4% of net sales, in the third quarter of 2008, compared to $1.1 billion, or 12.5% of net sales, in the third quarter of 2007. The decrease in R&D expenditures was primarily driven by lower R&D expenditures in the Mobile Devices and Home and Networks Mobility segments, partially offset by higher R&D expenditures in the Enterprise Mobility Solutions segment. The decreases in the Mobile Devices and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. R&D expenditures as a percentage of net sales increased in the Mobile Devices segment and decreased in the Home and Networks Mobility and Enterprise Mobility Solutions segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth. However, the Company continues to focus on aligning our R&D expenditures with our strategic plans and opportunities for future growth.

Other Charges

The Company recorded net charges of $212 million in Other charges in the third quarter of 2008, compared to net charges of $205 million in the third quarter of 2007. The net charges in the third quarter of 2008 include: (i) $128 million of asset impairment charges, (ii) $80 million of charges relating to the amortization of intangible assets, (iii) $31 million of net reorganization of business charges included in Other charges, and (iv) $21 million of transaction costs related to the proposed separation of the Company into two independent, publicly traded companies, partially offset by a $48 million gain on sale of property, plant and equipment. The net charges in the third quarter of 2007 included: (i) $91 million of charges relating to the amortization of intangible assets, (ii) $58 million of net reorganization of business charges included in Other charges, and (iii) $57 million of asset impairment charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $18 million in the third quarter of 2008, compared to net interest income of $7 million in the third quarter of 2007. Net interest income in the third quarter of 2008 included interest income of $70 million, partially offset by interest expense of $52 million. Net interest income in the third quarter of 2007 included interest income of $100 million, partially offset by interest expense of $93 million. The increase in net interest income in the third quarter of 2008 was primarily attributed to a $29 million decrease in interest expense related to the recognition of previously unrecognized tax benefits, offset by lower interest income due to the decrease in average cash, cash equivalents and Sigma Fund balances during the third quarter of 2008 compared to the third quarter of 2007, and the significant decrease in short-term interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $7 million in the third quarter of 2008, compared to $5 million in the third quarter of 2007. The net gains relate to the sale of several small investments in the third quarters of both 2008 and 2007.

Other

Net charges classified as Other, as presented in Other income (expense), were $173 million in the third quarter of 2008, compared to net income of $6 million in the third quarter of 2007. The net charges in the third quarter of 2008 were primarily comprised of: (i) $141 million of charges attributed to other-than-temporary declines in Sigma Fund investments resulting from our positions in Lehman Brothers Holdings Inc. (“Lehman”), Washington Mutual, Inc. (“WaMu”), and Sigma Finance Corporation (“SFC”), a special investment vehicle managed by United Kingdom based Gordian Knot Limited, and (ii) $48 million of foreign currency losses. The net income in the third quarter of 2007 was primarily comprised of $21 million of foreign currency gains, partially offset by $5 million of investment impairment charges.

Effective Tax Rate

The Company recorded $203 million of net tax benefits in the third quarter of 2008, compared to $32 million of net tax benefits in the third quarter of 2007. During the third quarter of 2008, the Company’s net tax benefit was favorably impacted by: (i) a net reduction in unrecognized tax benefits, and (ii) tax benefits on charges, including charges for: a software and silicon platform consolidation, a settlement relating to a purchase commitment, asset impairment charges, investment impairments and reorganization of business charges. The Company’s net tax benefit was unfavorably impacted by: (i) a gain on sale of property, plant and equipment, (ii) transactions costs for which the Company recorded no tax benefit, and (iii) tax on the reduction of interest expense related to the recognition of previously unrecognized tax benefits. The Company’s ongoing effective tax rate, excluding these items, was 34%. The Company’s net tax benefit excludes a benefit for the U.S. R&D tax credit, which was not reenacted until after the end of the Company’s third quarter. The Company will include a full year tax benefit for the U.S. R&D tax credit in the fourth quarter of 2008.

The Company’s net tax benefit of $32 million for the third quarter of 2007 was favorably impacted by a relative increase in tax credits and a reduction in losses in countries where tax benefits could not be recognized. The Company’s net tax benefit was also favorably impacted by nonrecurring items, including the reversal of deferred tax valuation allowances, and unfavorably impacted by nonrecurring items, including deferred tax adjustments for enacted tax rate decreases. The Company’s effective tax rate for the third quarter of 2007, excluding the nonrecurring items and tax impact of restructuring charges and asset impairment charges, was 21%.

Earnings (Loss) from Continuing Operations

The Company incurred a loss from continuing operations before income taxes of $600 million in the third quarter of 2008, compared with earnings from continuing operations before income taxes of $8 million in the third quarter of 2007. After taxes, the Company had a loss from continuing operations of $397 million, or $0.18 per diluted share, in the third quarter of 2008, compared to earnings from continuing operations of $40 million, or $0.02 per diluted share, in the third quarter of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loss from continuing operations before income taxes in the third quarter of 2008 compared to earnings from continuing operations before income taxes in the third quarter of 2007 is primarily attributed to: (i) a $702 million decrease in gross margin, and (ii) a $179 million increase in charges classified as Other, as presented in Other income (expense). These factors were partially offset by: (i) a $166 million decrease in SG&A expenses, (ii) a $101 million decrease in R&D expenditures, and (iii) an $11 million increase in net interest income.

Results of Operations—Nine months ended September 27, 2008 compared to nine months ended September 29, 2007

Net Sales

Net sales were $23.0 billion in the first nine months of 2008, down 15% compared to net sales of $27.0 billion in the first nine months of 2007. The decrease in net sales reflects a $4.4 billion, or 31%, decrease in net sales in the Mobile Devices segment, partially offset by: (i) a $287 million, or 5%, increase in net sales in the Enterprise Mobility Solutions segment, and (ii) a $200 million, or 3%, increase in net sales in the Home and Networks Mobility segment. The decrease in net sales in the Mobile Devices segment was primarily driven by a 32% decrease in unit shipments. The increase in net sales in the Enterprise Mobility Solutions segment reflects: (i) a 7% increase in net sales to the government and public safety market, primarily due to increased net sales outside of North America and the net sales generated by Vertex Standard, partially offset by lower net sales in North America, and (ii) a 2% increase in net sales to the commercial enterprise market. The increase in net sales in the Home and Networks Mobility segment was primarily driven by higher net sales of digital entertainment devices, reflecting: (i) higher ASP due to a favorable shift in product mix, and (ii) a 14% increase in unit shipments, partially offset by lower net sales of wireless networks.

Gross Margin

Gross margin was $6.3 billion, or 27.3% of net sales, in the first nine months of 2008, compared to $7.4 billion, or 27.5% of net sales, in the first nine months of 2007. The decrease in gross margin reflects lower gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by increased gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily driven by: (i) the 31% decrease in net sales, (ii) excess inventory and other related charges of $370 million due to a decision to consolidate software and silicon platforms, and (iii) a $150 million charge related to settlement of the Freescale Semiconductor purchase commitment, partially offset by savings from cost-reduction activities. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to lower gross margin in the wireless networks business, partially offset by higher gross margin in the home business. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily driven by: (i) the 5% increase in net sales, (ii) favorable product mix, and (iii) an inventory-related charge in connection with the acquisition of Symbol Technologies, Inc. during the first quarter of 2007.

The decrease in gross margin as a percentage of net sales in the first nine months of 2008 compared to the first nine months of 2007 was driven by a decrease in gross margin percentage in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in gross margin percentage in the Enterprise Mobility Solutions segment.

Selling, General and Administrative Expenses

SG&A expenses decreased 13% to $3.3 billion, or 14.5% of net sales, in the first nine months of 2008, compared to $3.8 billion, or 14.2% of net sales, in the first nine months of 2007. The decrease in SG&A expenses was primarily driven by lower SG&A expenses in the Mobile Devices and Home and Networks Mobility segments, partially offset by higher SG&A expenses in the Enterprise Mobility Solutions segment. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decrease in the Home and Networks Mobility segment was primarily due to savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily driven by higher selling and marketing expenses related to the increase in net sales. SG&A expenses as a percentage of net sales increased in the Mobile Devices segment and decreased in the Home and Networks Mobility and Enterprise Mobility Solutions segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Development Expenditures

R&D expenditures decreased 7% to $3.1 billion, or 13.5% of net sales, in the first nine months of 2008, compared to $3.3 billion, or 12.4% of net sales, in the first nine months of 2007. The decrease in R&D expenditures was primarily driven by lower R&D expenditures in the Mobile Devices and Home and Networks Mobility segments, partially offset by higher R&D expenditures in the Enterprise Mobility Solutions segment. The decreases in the Mobile Devices and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. R&D expenditures as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment.

Other Charges

The Company recorded net charges of $546 million in Other charges in the first nine months of 2008, compared to net charges of $795 million in the first nine months of 2007. The net charges in the first nine months of 2008 include: (i) $244 million of charges relating to the amortization of intangible assets, (ii) $128 million of asset impairment charges, (iii) $124 million of net reorganization of business charges included in Other charges, (iv) $57 million of charges related to legal settlements, and (v) $41 million of transaction costs related to the proposed separation of the Company into two independent, publicly traded companies, partially offset by a $48 million gain on sale of property, plant and equipment. The net charges in the first nine months of 2007 included: (i) $281 million of charges relating to the amortization of intangible assets, (ii) $221 million of net reorganization of business charges included in Other charges, (iii) $140 million for legal settlements and related insurance reserves, (iv) $96 million of in-process research and development charges (“IPR&D”) relating to 2007 acquisitions, and (v) $57 million of asset impairment charges.

Net Interest Income

Net interest income was $6 million in the first nine months of 2008, compared to net interest income of $80 million in the first nine months of 2007. Net interest income in the first nine months of 2008 includes interest income of $210 million, partially offset by interest expense of $204 million. Net interest income in the first nine months of 2007 included interest income of $348 million, partially offset by interest expense of $268 million. The decrease in interest income is primarily attributed to the lower average cash, cash equivalents and Sigma Fund balances in the first nine months of 2008, as compared to average balances during the first nine months of 2007, and the significant decrease in short-term interest rates.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $65 million in the first nine months of 2008, compared to $9 million in the first nine months of 2007. In the first nine months of 2008, the net gain primarily relates to sales of a number of the Company’s equity investments, of which $29 million of gain was attributed to a single investment. In the first nine months of 2007, the net gain relates to the sale of a number of small investments.

Other

Net charges classified as Other, as presented in Other income (expense), were $267 million in the first nine months of 2008, compared to net income of $22 million in the first nine months of 2007. The net charges in the first nine months of 2008 were primarily comprised of: (i) $288 million of investment impairment charges, of which $145 million of charges were attributed to other-than-temporary declines in Sigma Fund investments resulting from our positions in Lehman, WaMu and SFC, and $83 million of charges were attributed to the impairment of a single strategic investment, and (ii) $34 million of foreign currency losses, partially offset by $24 million of gains relating to several interest rate swaps not designated as hedges. The net income in the first nine months of 2007 was primarily comprised of $68 million of foreign currency gains, partially offset by $36 million of investment impairment charges representing other-than-temporary declines in the value of its investment portfolio.

Effective Tax Rate

The Company recorded $325 million of net tax benefits in the first nine months of 2008, compared to $207 million of net tax benefits in the first nine months of 2007. During the first nine months of 2008, the Company’s net tax benefit

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was favorably impacted by: (i) a net reduction in unrecognized tax benefits, and (ii) tax benefits on charges, including charges for: a software and silicon platform consolidation, a settlement related to a purchase commitment, asset impairment charges, reorganization of business charges, investment impairments and a legal settlement. The Company’s net tax benefit was unfavorably impacted by: (i) a gain on sale of an investment, (ii) a tax charge on derivative gains, (iii) a gain on a sale of property, plant and equipment, (iv) investment impairment charges for which the Company recorded no tax benefit, (v) transactions costs for which the Company recorded no tax benefit, and (vi) tax on the reduction of interest expense related to the recognition of previously unrecognized tax benefits. The Company’s ongoing effective tax rate, excluding these items, was 34%. The Company’s net tax benefit excludes a benefit for the U.S. R&D tax credit, which was not reenacted until after the end of the Company’s third quarter. The Company will include a full year tax benefit for the U.S. R&D tax credit in the fourth quarter of 2008.

The Company’s net tax benefit of $207 million for the first nine months of 2007 was favorably impacted by an increase in tax credits. The Company’s net tax benefit was also favorably impacted by nonrecurring items, including the settlement of tax positions, tax incentives received and the reversal of deferred tax valuation allowances, and unfavorably impacted by nonrecurring items, including adjustments to deferred taxes in non-U.S. locations due to enacted tax rate changes, an increase in unrecognized tax benefits and a non-deductible IPR&D charge. The Company’s effective tax rate for the first nine months of 2007, excluding the nonrecurring items and tax impact of restructuring charges and asset impairment charges, was 26%.

Loss from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $912 million in the first nine months of 2008, compared with a net loss from continuing operations before income taxes of $423 million in the first nine months of 2007. After taxes, the Company incurred a net loss from continuing operations of $587 million, or $0.26 per diluted share, in the first nine months of 2008, compared to a net loss from continuing operations of $216 million, or $0.09 per diluted share, in the first nine months of 2007.

The larger loss from continuing operations before income taxes in the first nine months of 2008 compared to the first nine months of 2007 is primarily attributed to: (i) a $1.1 billion decrease in gross margin, (ii) a $289 million increase in charges classified as Other, as presented in Other income (expense), and (iii) a $74 million decrease in net interest income. These factors were partially offset by: (i) a $477 million decrease in SG&A expenses, (ii) a $249 million decrease in Other charges, (iii) a $231 million decrease in R&D expenditures, and (iv) a $56 million increase in gains on the sale of investments and businesses.

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

The Company expects to realize cost-saving benefits of approximately $52 million during the remaining three months of 2008 from the plans that were initiated during the first nine months of 2008, representing $9 million of savings in Costs of sales, $34 million of savings in R&D expenditures and $9 million of savings in SG&A expenses. Beyond 2008, the Company expects the reorganization plans initiated during the first nine months of 2008 to provide annualized cost savings of approximately $248 million, representing $69 million of savings in Costs of sales, $142 million of savings in R&D expenditures and $37 million of savings in SG&A expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2008 Charges

During the first nine months of 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs.

During the third quarter of 2008, the Company recorded net reorganization of business charges of $36 million, including $5 million of charges in Costs of sales and $31 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $36 million are charges of $38 million for employee separation costs and $15 million for exit costs, partially offset by $17 million of reversals for accruals no longer needed.

During the first nine months of 2008, the Company recorded net reorganization of business charges of $165 million, including $41 million of charges in Costs of sales and $124 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $165 million are charges of $192 million for employee separation costs and $20 million for exit costs, partially offset by $47 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

	Three Months Ended	Nine Months Ended
	September 27,	September 27,
Segment	2008	2008

Mobile Devices	$20	$97
Home and Networks Mobility	5	28
Enterprise Mobility Solutions	6	18

	31	143
Corporate	5	22

	$36	$165

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to September 27, 2008:

	Accruals at	2008		2008	Accruals at
	January 1,	Additional	2008(1)	Amount	September 27,
	2008	Charges	Adjustments	Used	2008

Exit costs	$42	$20	$(1)	$(13)	$48
Employee separation costs	193	192	(39)	(234)	112

	$235	$212	$(40)	$(247)	$160

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $20 million are primarily related to the exit of leased facilities in the UK by the Mobile Devices segment. The adjustments of $1 million reflect $3 million of reversals of accruals no longer needed, partially offset by $2 million of translation adjustments. The $13 million used in 2008 reflects cash payments. The remaining accrual of $48 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 27, 2008, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $192 million represent severance costs for approximately an additional 3,900 employees, of which 2,000 are direct employees and 1,900 are indirect employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The adjustments of $39 million reflect $44 million of reversals of accruals no longer needed, partially offset by $5 million of translation adjustments. The $44 million of reversals represent previously accrued costs for approximately 300 employees.

During the nine months ended September 27, 2008, approximately 4,800 employees, of which 2,500 were direct employees and 2,300 were indirect employees, were separated from the Company. The $234 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $112 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at September 27, 2008, is expected to be paid to approximately 1,600 employees.

2007 Charges

During 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, were impacted by these plans. The majority of the employees affected were located in North America and Europe.

For the three months ended September 29, 2007, the Company recorded net reorganization of business charges of $122 million, including $64 million of charges in Costs of sales and $58 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $122 million are charges of $87 million for employee separation costs, $39 million for fixed asset impairment charges and $5 million for exit costs, partially offset by reversals for accruals no longer needed.

For the nine months ended September 29, 2007, the Company recorded net reorganization of business charges of $301 million, including $80 million of charges in Costs of sales and $221 million of charges under Other charges (income) in the Company’s condensed consolidated statements of operations. Included in the aggregate $301 million are charges of $311 million for employee separation costs, $39 million for fixed asset impairment charges and $10 million for exit costs, partially offset by reversals for accruals no longer needed.

The following table displays the net charges incurred by segment for the three and nine months ended September 29, 2007:

	Three Months Ended	Nine Months Ended
	September 29,	September 29,
Segment	2007	2007

Mobile Devices	$106	$203
Home and Networks Mobility	6	56
Enterprise Mobility Solutions	8	15

	120	274
General Corporate	2	27

	$122	$301

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to September 29, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	September 29,
	2007	Charges	Adjustments	Used	2007

Exit costs	$54	$10	$2	$(28)	$38
Employee separation costs	104	311	(55)	(195)	165

	$158	$321	$(53)	$(223)	$203

(1)	Includes translation adjustments.

(2)	Includes accruals established through purchase accounting for businesses acquired of $6 million covering approximately 200 employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exit Costs—Lease Terminations

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $10 million were primarily related to the planned exit of certain activities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represented accruals for exit costs established through purchase accounting for businesses acquired. The $28 million used in 2007 reflected cash payments. The remaining accrual of $38 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 29, 2007, represented future cash payments for lease termination obligations.

Employee Separation Costs

At January 1, 2007, the Company had an accrual of $104 million for employee separation costs, representing the severance costs for approximately 2,300 employees. The 2007 additional charges of $311 million represented severance costs for approximately 5,100 employees, of which 1,800 were direct employees and 3,300 were indirect employees.

The adjustments of $55 million reflected $59 million of reversals of accruals no longer needed, partially offset by $4 million of accruals for severance plans established through purchase accounting for businesses acquired. The $59 million of reversals represented previously accrued costs for 1,100 employees, and primarily related to a strategic change regarding a plant closure and specific employees previously identified for separation who resigned from the Company and did not receive severance or who were redeployed due to circumstances not foreseen when the original plans were approved. The $4 million of accruals represented severance plans for 200 employees established through purchase accounting for businesses acquired.

During the first nine months of 2007, approximately 4,200 employees, of which 1,300 were direct employees and 2,900 were indirect employees, were separated from the Company. The $195 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $165 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheet at September 29, 2007, was expected to be paid to approximately 2,300 separated employees. Since that time, $131 million has been paid to approximately 2,000 separated employees and $28 million has been reversed.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At September 27, 2008, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) aggregated $3.0 billion, an increase of $222 million compared to $2.8 billion at December 31, 2007. At September 27, 2008, $197 million of this amount was held in the U.S. and $2.8 billion was held by the Company or its subsidiaries in other countries. While the Company regularly repatriates funds and a significant portion of the funds currently offshore can be repatriated quickly and with minimal adverse financial impact, repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. At September 27, 2008, restricted cash was $177 million (including $111 million held outside of the U.S.), compared to $158 million (including $91 million held outside of the U.S.) as of December 31, 2007.

Operating Activities

In the first nine months of 2008, the net cash provided by operating activities from continuing operations was $41 million, compared to $315 million in the first nine months of 2007. The primary contributors to cash flow from operations were: (i) a $1.0 billion decrease in accounts receivable, and (ii) earnings from continuing operations (adjusted for non-cash items) of $291 million. These positive contributors to operating cash flow were partially offset by: (i) a $524 million decrease in accounts payable and accrued liabilities, (ii) a $530 million cash outflow due to changes in other assets and liabilities, (iii) a $194 million increase in other current assets, and (iv) a $46 million increase in inventories.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounts Receivable:  The Company’s net accounts receivable were $4.3 billion at September 27, 2008, compared to $5.3 billion at December 31, 2007. The Company’s days sales outstanding (“DSO”), including net long-term receivables, were 53 days at September 27, 2008, compared to 50 days at December 31, 2007 and 53 days at September 29, 2007. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable and DSO can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made. In addition, from time to time, the Company elects to sell accounts receivable to third parties. The Company’s levels of net accounts receivable and DSO can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors.

Inventory:  The Company’s net inventory was $2.6 billion at September 27, 2008, compared to $2.8 billion at December 31, 2007. The decrease in net inventory from December 31, 2007 was primarily due to a charge of $291 million for excess inventory due to a decision to consolidate software and silicon platforms in the Mobile Devices segment. The Company’s inventory turns were 7.3 (excluding the excess inventory charge in the Mobile Devices segment) at September 27, 2008, compared to 10.0 at December 31, 2007 and 8.4 at September 29, 2007. The decline in inventory turns reflects lower turns in all three of the Company’s businesses. Inventory turns were calculated using an annualized rolling three months of costs of sales method. The Company’s days sales in inventory (“DSI”) were 49 days (excluding the excess inventory charge in the Mobile Devices segment) at September 27, 2008, compared to 36 days at December 31, 2007 and 42 days at September 29, 2007. DSI is calculated by dividing net inventory by the average daily costs of sales. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable:  The Company’s accounts payable were $3.8 billion at September 27, 2008, compared to $4.2 billion at December 31, 2007. The Company’s days payable outstanding (“DPO”) were 64 days (excluding the excess inventory charge in the Mobile Devices segment) at September 27, 2008, compared to 53 days at December 31, 2007 and 52 days at September 29, 2007. The improvement in DPO reflects continuing benefits from the Company’s efforts to extend its contractuals payment terms with suppliers. DPO is calculated by dividing accounts payable by the average daily costs of sales. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable and DPO can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Cash Conversion Cycle:  The Company’s cash conversion cycle (“CCC”) was 38 days (excluding the excess inventory charge in the Mobile Devices segment) at September 27, 2008, compared to 33 days at December 31, 2007 and 43 days at September 29, 2007. CCC is calculated by adding DSO and DSI and subtracting DPO. The increase in CCC at September 27, 2008 compared to December 31, 2007 reflects higher DSI, partially offset by higher DPO. CCC was higher in the Mobile Devices and Enterprise Mobility segments and lower in the Home and Networks Mobility segment.

Reorganization of Businesses:  The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $247 million in the first nine months of 2008, as compared to $223 million in the first nine months of 2007. Of the $160 million reorganization of businesses accrual at September 27, 2008, $112 million relates to employee separation costs and is expected to be paid in 2008. The remaining $48 million relates to lease termination obligations that are expected to be paid over a number of years.

Defined Benefit Plan Contributions:  The Company expects to make cash contributions of approximately $240 million to its U.S. pension plans and approximately $50 million to its Non-U.S. pension plans during 2008. The Company also expects to make cash contributions totaling approximately $20 million to its postretirement healthcare plan during 2008. During the first nine months of 2008, the Company contributed $180 million and $37 million to its U.S. Regular and Non-U.S. pension plans, respectively, and $14 million to its postretirement healthcare plan.

There has been a negative return on the plans’ assets through September 27, 2008 which could ultimately affect the funded status of the plans. Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and illiquidity associated with certain investments held by the pension plans, which could impact the value of investments after the date of this filing. The ultimate impact on the funded status will be determined based upon market conditions in effect when the annual valuation for the year ending December 31, 2008 is performed.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities

The most significant components of the Company’s investing activities during the first nine months of 2008 include: (i) net proceeds from sales of Sigma Fund investments, (ii) capital expenditures, (iii) proceeds from the sales of investments and businesses, and (iv) strategic acquisitions of, or investments in, other companies.

Net cash provided by investing activities was $748 million in the first nine months of 2008, as compared to net cash provided of $2.0 billion in the first nine months of 2007. The $1.3 billion decrease in cash provided by investing activities, was primarily due to: (i) a $6.0 billion decrease in cash received from the sale of Sigma Fund investments, partially offset by: (i) a $4.3 billion decrease in cash used for acquisitions and investments, (ii) a $320 million decrease in purchases of short-term investments, and (iii) a $120 million increase in proceeds from the sales of investments and businesses.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that is designed to perform similar to a money market fund. The Company received $1.1 billion in net proceeds from sales of Sigma Fund investments in the first nine months of 2008, compared to $7.2 billion in net proceeds in the first nine months of 2007. The Sigma Fund aggregate balances were $3.9 billion at September 27, 2008, compared to $5.2 billion at December 31, 2007. At September 27, 2008, $480 million of the Sigma Fund investments were held in the U.S. and $3.4 billion were held by the Company or its subsidiaries in other countries. While the Company regularly repatriates funds and a significant portion of the funds currently offshore can be repatriated quickly and with minimal adverse financial impact, repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds.

The Sigma Fund portfolio is managed by four premier independent investment management firms. Investments purchased must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor’s or A2/P-1 by Moody’s Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund’s investment policies, except for debt obligations of the U.S. treasury and U.S. agencies, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund’s investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average interest rate reset of the portfolio (excluding other-than-temporarily impaired securities) was 35 days and 40 days at September 27, 2008 and December 31, 2007, respectively.

The Company primarily relies on valuation pricing models and broker quotes to determine the fair value of investments in the Sigma Fund. The models are developed and maintained primarily by third-party pricing providers. The valuation methodologies applied use a number of standard inputs, including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation methodologies may prioritize these inputs differently at each balance sheet date for any given security, based on market conditions. Not all of the standard inputs listed will be used each time in the valuation methodologies. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

As of September 27, 2008, the fair market value of the Sigma Fund was $3.9 billion, of which $3.4 billion has been classified as current and $483 million has been classified as non-current, compared to a fair market value of $5.2 billion at December 31, 2007, all classified as current. During the third quarter and first nine months of 2008, the Company recorded a net unrealized loss of $26 million and $63 million, respectively, in the available-for-sale securities held in the Sigma Fund. The total unrealized loss on the Sigma Fund portfolio at the end of September 27, 2008 is $120 million, of which $42 million relates to the securities classified as current and $78 million relates to securities classified as non-current. As of December 31, 2007, the unrealized loss on the Sigma Fund portfolio was $57 million, all classified as current. The unrealized losses have been reflected as a reduction in Non-owner changes to equity.

As of September 27, 2008, $483 million of Sigma Fund investments have been classified as non-current because they have maturities greater than 12 months, the market values are below cost and the Company plans to hold the securities until they recover to cost or until maturity. The Company believes this decline is temporary, primarily due to the ongoing disruptions in the capital markets. The weighted average maturity of the Sigma Fund investments classified as non-current (excluding other-than-temporarily impaired securities) was 17 months. Substantially all of these securities (excluding other-than-temporary impaired securities) have investment grade ratings and, accordingly, the Company believes it is

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

probable that it will be able to collect all amounts it is owed under these securities according to their contractual terms, which may be at maturity. If it becomes probable that the Company will not collect the amounts in accordance with the contractual terms of the security, the Company would consider the decline other-than-temporary. The Company continuously assesses its cash needs and continues to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet its current operating requirements over the next twelve months. Therefore, the Company believes it is prudent to hold the $483 million of securities classified as non-current to maturity (or until they recover to cost), at which time we anticipate the securities will liquidate at cost. During the third quarter and first nine months of 2008, the Company recorded $141 million and $145 million, respectively, of other-than-temporary declines in the Sigma Fund investments as investment impairment charges in the condensed consolidated statements of operations, resulting primarily from our positions in Lehman, WaMu and SFC.

Subsequent to September 27, 2008, there has been a further decline in the fair value of the Sigma Fund’s SFC securities, which the Company considers other-than-temporary, and will be recorded as an investment impairment in the fourth quarter of 2008. The impairment will be no greater than $43 million, which represents the cost basis of these securities as of September 27, 2008.

Strategic Acquisitions and Investments:  The Company used cash for acquisitions and new investment activities of $180 million in the first nine months of 2008, compared to $4.5 billion in the first nine months of 2007. During the first nine months of 2008, the Company: (i) acquired a controlling interest of Vertex Standard Co. Ltd. (part of the Enterprise Mobility Solutions segment), (ii) acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD. and Hangzhou Image Silicon, known collectively as Dahua Digital (part of the Home and Networks Mobility segment), and (iii) completed the acquisition of Soundbuzz Pte. Ltd. (part of the Mobile Devices segment). During the first nine months of 2007, the Company completed seven strategic acquisitions for an aggregate of approximately $4.5 billion in net cash, including the acquisitions of: (i) Symbol Technologies, Inc. (part of the Enterprise Mobility Solutions segment) in January 2007 for approximately $3.5 billion, (ii) Good Technology, Inc. (part of the Enterprise Mobility Solutions segment) in January 2007 for approximately $438 million, (iii) Netopia, Inc. (part of the Home and Networks Mobility segment) in February 2007 for approximately $183 million, (iv) Terayon Communications System (part of the Home and Network Mobility segment) in July 2007 for approximately $137 million, (v) Tut Systems, Inc. (part of the Home and Networks Mobility segment) in March 2007, (vi) Modulus Video, Inc. (part of the Home and Networks Mobility segment) in June 2007, and (vii) Leapstone Systems, Inc. (part of the Home and Networks Mobility segment) in August 2007.

Capital Expenditures:  Capital expenditures in the first nine months of 2008 were $387 million, compared to $393 million in the first nine months of 2007. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $83 million in proceeds from the sales of investments and businesses in the first nine months of 2008, compared to proceeds of $75 million in the first nine months of 2007. The $83 million in proceeds in the first nine months of 2008 was primarily comprised of net proceeds received in connection with the sales of certain of the Company’s equity investments. The $75 million in proceeds in the first nine months of 2007 was comprised of $39 million of net proceeds received in connection with the prior sale of the automotive electronics business upon the satisfaction of certain closing conditions and proceeds received in connection with the sales of certain of the Company’s equity investments.

Short-Term Investments:  At September 27, 2008, the Company had $735 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $612 million of short-term investments at December 31, 2007.

Investment Securities:  In addition to available cash and cash equivalents, the Sigma Fund portfolio and available-for-sale equity securities, the Company views its investment securities as an additional source of liquidity. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At September 27, 2008, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $281 million, which represented a cost basis of $306 million and a net unrealized loss of $25 million. At December 31, 2007, the Company’s available-for-sale securities portfolio had an approximate fair market value of $333 million, which represented a cost basis of $372 million and a net unrealized loss of $39 million.

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

Net cash used for financing activities was $568 million in the first nine months of 2008, compared to $2.9 billion used in the first nine months of 2007. Cash used for financing activities in the first nine months of 2008 was primarily: (i) $340 million of cash used to pay dividends, (ii) $138 million of cash used to purchase approximately 9.0 million shares of the Company’s common stock under the share repurchase program, all during the first quarter of 2008, (iii) $114 million of cash used for the repayment of maturing long-term debt, (iv) $37 million of net cash used for the repayment of short-term borrowings, and (v) $26 million in distributions to discontinued operations, partially offset by $86 million of net cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

Cash used for financing activities in the first nine months of 2007 was primarily: (i) $2.5 billion of cash used for the purchase of the Company’s common stock under the share repurchase program, (ii) $354 million of cash used to pay dividends, (iii) $167 million of cash used for the repayment of debt, (iv) $162 million of net cash used for the repayment of commercial paper and short-term borrowings, and (v) $62 million in distributions to discontinued operations, partially offset by proceeds of $289 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

Commercial Paper and Other Short-Term Debt:  At September 27, 2008, the Company’s outstanding notes payable and current portion of long-term debt was $189 million, compared to $332 million at December 31, 2007. During the first quarter of 2008, the Company repaid, at maturity, the entire $114 million outstanding of 6.50% Senior Notes due March 1, 2008. Subsequent to the end of the third quarter of 2008, the Company repaid, at maturity, the entire $84 million outstanding of 5.80% Notes due October 15, 2008.

Net cash used for the repayment of commercial paper and short-term borrowings was $37 million in the first nine months of 2008, compared to $162 million of net cash used in the first nine months of 2007. At September 27, 2008 and December 31, 2007, the Company had no commercial paper outstanding. Currently the capital markets are experiencing a period of significant volatility and reduced liquidity. Routine access to the commercial paper market has been limited for issuers like Motorola. If the Company were to issue commercial paper under the current market conditions, the funding costs the Company would have to pay to issue commercial paper would be elevated compared to historical levels. The Company may issue commercial paper when it believes it is prudent to do so in light of prevailing market conditions and other factors.

Long-Term Debt:  The Company had outstanding long-term debt of $4.0 billion at both September 27, 2008 and December 31, 2007. Although we believe that we will be able to maintain sufficient access to the capital markets, the current volatility and reduced liquidity in the financial markets may result in periods of time when access to the capital markets is limited for all issuers or issuers with credit ratings similar to the Company’s credit ratings.

The Company may from time to time seek to opportunistically retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Share Repurchase Program:  During the first nine months of 2008, the Company paid an aggregate of $138 million, including transaction costs, to repurchase 9.0 million shares at an average price of $15.32. The Company did not repurchase any of its shares during the second or third quarters of 2008.

Through actions taken in July 2006 and March 2007, the Board of Directors authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009. The timing and amount of future repurchases will be based on market and other conditions. As of September 27, 2008, the Company remained authorized to purchase an aggregate amount of up to $3.6 billion of additional shares under the current stock repurchase program.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Credit Facilities

At September 27, 2008, the Company’s total domestic and non-U.S. credit facilities totaled $4.3 billion, of which $219 million was utilized. These facilities are principally comprised of: (i) a $2.0 billion five-year domestic syndicated revolving credit facility maturing in December 2011 (as amended, the “5-Year Credit Facility”), which is not utilized, and (ii) $2.3 billion of uncommitted non-U.S. credit facilities (of which $219 million was considered utilized at September 27, 2008). Unused availability under the existing credit facilities, together with available cash, cash equivalents, Sigma Fund balances (both current and non-current) and other sources of liquidity are, among other things, generally available to support outstanding commercial paper.

In order to borrow funds under the 5-Year Credit Facility, the Company must be in compliance with various conditions, covenants and representations contained in the agreements. The Company was in compliance with the terms of the 5-Year Credit Facility at September 27, 2008. The Company has never borrowed under its domestic revolving credit facilities. Utilization of the non-U.S. credit facilities may also be dependent on the Company’s ability to meet certain conditions at the time a borrowing is requested.

Long-term Customer Financing Commitments

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide long-term financing, defined as financing with terms greater than one year, in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. Periodically, the Company makes commitments to provide financing to purchasers in connection with such requests. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $373 million and $610 million at September 27, 2008 and December 31, 2007, respectively. Of these amounts, $276 million and $454 million were supported by letters of credit or by bank commitments to purchase long-term receivables at September 27, 2008 and December 31, 2007, respectively.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $35 million and $42 million at September 27, 2008 and December 31, 2007, respectively (including $23 million at both September 27, 2008 and December 31, 2007, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million at both September 27, 2008 and December 31, 2007 (including $1 million and $0 million at September 27, 2008 and December 31, 2007, respectively, relating to the sale of short-term receivables).

Outstanding Long-Term Receivables:  The Company had net long-term receivables, less allowance for losses, of $115 million and $118 million at September 27, 2008 and December 31, 2007, respectively (net of allowances for losses of $6 million and $5 million at September 27, 2008 and December 31, 2007, respectively). These long-term receivables are generally interest bearing, with interest rates ranging from 3% to 14%.

Sales of Receivables

The Company sells accounts receivables and long-term receivables to third parties in transactions that qualify as “true-sales.” Certain of these accounts receivables and long-term receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed on an annual basis. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.

In the aggregate, at September 27, 2008, these committed facilities provided for up to $1.1 billion to be outstanding with the third parties at any time, as compared to up to $1.4 billion provided at December 31, 2007. As of September 27, 2008, $568 million of the Company’s committed facilities were utilized, compared to $497 million that were utilized at December 31, 2007. As described above under “Credit Ratings”, certain events could cause a $400 million committed facility to terminate. In addition, before receivables can be sold under certain of the committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

Total accounts receivables and long-term receivables sold by the Company were $875 million and $1.1 billion for the three months ended September 27, 2008 and September 29, 2007, respectively, and $2.5 billion and $3.9 billion for the nine months ended September 27, 2008 and September 29, 2007, respectively. As of September 27, 2008, there were $883 million of receivables outstanding under these programs for which the Company retained servicing obligations (including $513 million of accounts receivable), compared to $978 million outstanding at December 31, 2007 (including $587 million of accounts receivable).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $23 million at both September 27, 2008 and December 31, 2007. Reserves of $2 million and $1 million were recorded for potential losses at September 27, 2008 and December 31, 2007, respectively.

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

Indemnification Provisions:  In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

more than 24 months, and for amounts not in excess of the contract value, and in some instances, the Company may have recourse against third parties for certain payments made by the Company.

Legal Matters:  The Company is a defendant in various lawsuits, claims and actions, which arise in the normal course of business. These include actions relating to products, contracts and securities, as well as matters initiated by third parties or Motorola relating to infringements of patents, violations of licensing arrangements and other intellectual property-related matters. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three and nine months ended September 27, 2008 and September 29, 2007 as detailed in Note 9, “Segment Information,” of the Company’s condensed consolidated financial statements.

Mobile Devices Segment

	Three Months Ended			Nine Months Ended
	September 27,	September 29,		September 27,	September 29,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change

Segment net sales	$3,116	$4,496	(31)%	$9,749	$14,177	(31)%
Operating loss	(840)	(248)	239%	(1,604)	(813)	97%

For the third quarter of 2008, the segment’s net sales represented 42% of the Company’s consolidated net sales, compared to 51% in the third quarter of 2007. For the first nine months of 2008, the segment’s net sales represented 42% of the Company’s consolidated net sales, compared to 53% in the first nine months of 2007.

Three months ended September 27, 2008 compared to three months ended September 29, 2007

In the third quarter of 2008, the segment’s net sales were $3.1 billion, a decrease of 31% compared to net sales of $4.5 billion in the third quarter of 2007. The 31% decrease in net sales was primarily driven by a 32% decrease in unit shipments. The segment’s product sales continued to be negatively impacted by product portfolio gaps in critical market segments, especially 3G, including smartphones, and in very low-tier products. Improving the segment’s product portfolio remains a top priority. On a product technology basis, net sales decreased substantially for GSM and CDMA technologies, and increased slightly for 3G and iDEN technologies. On a geographic basis, net sales decreased substantially in North America, the Europe, Middle East and Africa region (“EMEA”) and Latin America and, to a lesser extent, decreased in Asia.

The segment incurred an operating loss of $840 million in the third quarter of 2008, compared to an operating loss of $248 million in the third quarter of 2007. The operating loss was primarily due to the decrease in gross margin, driven by: (i) excess inventory and other related charges of $370 million due to a decision to consolidate software and silicon platforms, (ii) the 31% decrease in net sales, and (iii) a $150 million charge for a settlement of the Freescale Semiconductor purchase commitment, partially offset by savings from cost-reduction activities. The decrease in gross margin was partially offset by decreases in: (i) selling, general and administrative (“SG&A”) expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, (ii) research and development (“R&D”) expenditures related to savings from cost-reduction initiatives, and (iii) reorganization of business charges, relating primarily to employee severance costs. As a percentage of net sales in the third quarter of 2008 as compared to the third quarter of 2007, SG&A and R&D expenditures increased and gross margin decreased.

Unit shipments in the third quarter of 2008 were 25.4 million units, a 32% decrease compared to shipments of 37.2 million units in the third quarter of 2007 and a 10% decrease compared to shipments of 28.1 million units in the second quarter of 2008. The segment estimates its worldwide market share to be approximately 8.4% in the third quarter of 2008, a decrease of approximately 5 percentage points versus the third quarter of 2007, reflecting significant declines in market share in North America and Latin America. The segment estimates its worldwide market share decreased approximately 1 percentage point versus the second quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third quarter of 2008, ASP was flat compared to the third quarter of 2007. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Nine months ended September 27, 2008 compared to nine months ended September 29, 2007

In the first nine months of 2008, the segment’s net sales were $9.7 billion, a decrease of 31% compared to net sales of $14.2 billion in the first nine months of 2007. The 31% decrease in net sales was primarily driven by: (i) a 32% decrease in unit shipments to 80.9 million units in the first nine months of 2008, compared to 118.1 million units shipped in the first nine months of 2007, and (ii) a 1% decrease in ASP. On a product technology basis, net sales decreased substantially for GSM and CDMA technologies and, to a lesser extent, decreased for iDEN and 3G technologies. On a geographic basis, net sales decreased substantially in North America, EMEA, and Asia and, to a lesser extent, decreased in Latin America.

The segment incurred an operating loss of $1.6 billion in the first nine months of 2008, compared to an operating loss of $813 million in the first nine months of 2007. The operating loss was primarily due to the decrease in gross margin, driven by: (i) the 31% decrease in net sales, (ii) excess inventory and other related charges of $370 million due to a decision to consolidate software and silicon platforms, and (iii) a $150 million charge for a settlement of the Freescale Semiconductor purchase commitment, partially offset by savings from cost-reduction activities. The decrease in gross margin was partially offset by decreases in: (i) SG&A expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, (ii) R&D expenditures, reflecting savings from cost-reduction initiatives and (iii) reorganization of business charges, relating primarily to lower employee severance costs. As a percentage of net sales in the first nine months of 2008 as compared to the first nine months of 2007, SG&A expenses and R&D expenditures increased and gross margin decreased.

Additionally, during the first quarter of 2008, the segment completed the acquisition of Soundbuzz Pte. Ltd., a leading pan-Asian music provider.

Home and Networks Mobility Segment

	Three Months Ended			Nine Months Ended
	September 27,	September 29,		September 27,	September 29,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change

Segment net sales	$2,369	$2,389	(1)%	$7,490	$7,290	3%
Operating earnings	263	159	65%	661	517	28%

For the third quarter of 2008, the segment’s net sales represented 32% of the Company’s consolidated net sales, compared to 27% in the third quarter of 2007. For the first nine months of 2008, the segment’s net sales represented 33% of the Company’s consolidated net sales, compared to 27% in the first nine months of 2007.

Three months ended September 27, 2008 compared to three months ended September 29, 2007

In the third quarter of 2008, the segment’s net sales decreased 1% to $2.4 billion, compared to $2.4 billion in the third quarter of 2007. The 1% decrease in net sales primarily reflects a 14% decrease in net sales of wireless networks, partially offset by a 19% increase in net sales in the home business. The 14% decrease in net sales of wireless networks was primarily driven by: (i) the decrease in net sales by the embedded communication computing group (“ECC”) that was divested at the end of 2007, and (ii) lower net sales of iDEN and GSM infrastructure equipment, partially offset by higher net sales of CDMA infrastructure equipment. The 19% increase in net sales in the home business was primarily driven by an 18% increase in net sales of digital entertainment devices, reflecting a 52% increase in unit shipments to 4.1 million units, partially offset by lower ASP due to an unfavorable product mix shift and pricing pressure.

On a geographic basis, the 1% decrease in net sales reflects lower net sales in Asia and North America, and higher net sales in Latin America and EMEA. The decrease in net sales in Asia was primarily driven by lower net sales of GSM infrastructure equipment. The decrease in net sales in North America was primarily driven by lower net sales of iDEN infrastructure equipment, partially offset by higher net sales in the home business. The increase in net sales in Latin America was primarily due to higher net sales in the home business. The increase in net sales in EMEA was primarily due to higher net sales of GSM infrastructure equipment. Net sales in North America continue to comprise a significant

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

portion of the segment’s business, accounting for approximately 48% of the segment’s total net sales in the third quarter of 2008, compared to approximately 49% of the segment’s total net sales in the third quarter of 2007.

The segment reported operating earnings of $263 million in the third quarter of 2008, compared to operating earnings of $159 million in the third quarter of 2007. The increase in operating earnings was primarily due to decreases in both R&D and SG&A expenses, primarily related to savings from cost-reduction initiatives. These factors were partially offset by a decrease in gross margin, primarily due to lower net sales of iDEN infrastructure equipment and the absence of net sales by ECC, partially offset by higher net sales in the home business. As a percentage of net sales in the third quarter of 2008 as compared to the third quarter of 2007, gross margin, SG&A expenses and R&D expenditures decreased, and operating margin increased.

Nine months ended September 27, 2008 compared to nine months ended September 29, 2007

In the first nine months of 2008, the segment’s net sales increased 3% to $7.5 billion, compared to $7.3 billion in the first nine months of 2007. The 3% increase in net sales primarily reflects an 18% increase in net sales in the home business, partially offset by a 9% decrease in net sales of wireless networks. The 18% increase in net sales in the home business is primarily driven by a 21% increase in net sales of digital entertainment devices, reflecting: (i) higher ASP due to a favorable product mix shift, and (ii) a 14% increase in unit shipments to 13.3 million units. The 9% decrease in net sales of wireless networks was primarily driven by: (i) the decrease in net sales by ECC, and (ii) lower net sales of iDEN and CDMA infrastructure equipment, partially offset by higher net sales of GSM and UMTS infrastructure equipment.

On a geographic basis, the 3% increase in net sales was primarily driven by higher net sales in EMEA, Latin America and Asia, partially offset by lower net sales in North America. The increase in net sales in EMEA was primarily due to higher net sales of GSM infrastructure equipment. The increase in net sales in Latin America was primarily due to higher net sales in the home business. The increase in net sales in Asia was primarily driven by higher net sales of UMTS and CDMA infrastructure equipment, partially offset by lower net sales of GSM infrastructure. The decrease in net sales in North America was primarily due to lower net sales of iDEN and CDMA infrastructure equipment, partially offset by higher net sales in the home business. Net sales in North America accounted for approximately 50% of the segment’s total net sales in the first nine months of 2008, compared to approximately 55% of the segment’s total net sales in the first nine months of 2007. The regional shift in the first nine months of 2008 as compared to the first nine months of 2007 reflects a 14% aggregate growth in net sales outside of North America, as well as a 6% decline in net sales in North America.

The segment reported operating earnings of $661 million in the first nine months of 2008, compared to operating earnings of $517 million in the first nine months of 2007. The increase in operating earnings was primarily due to: (i) the decreases in both SG&A and R&D expenditures, primarily related to savings from cost-reduction initiatives, and (ii) a decrease in reorganization of business charges, relating primarily to lower employee severance costs. These factors were partially offset by a decrease in gross margin, primarily due to lower net sales of iDEN and CDMA infrastructure equipment and the decrease in net sales by ECC, partially offset by higher net sales in the home business. As a percentage of net sales in the first nine months of 2008 as compared to the first nine months of 2007, gross margin, SG&A expenses and R&D expenditures all decreased and operating margin increased.

During the first quarter of 2008, the segment acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD and Hangzhou Image Silicon, (known collectively as Dahua Digital), a developer, manufacturer and marketer of cable set-tops and related low cost integrated circuits for the emerging Chinese cable business.

Enterprise Mobility Solutions Segment

	Three Months Ended			Nine Months Ended
	September 27,	September 29,		September 27,	September 29,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change

Segment net sales	$2,030	$1,954	4%	$5,878	$5,591	5%
Operating earnings	403	328	23%	1,030	762	35%

For the third quarter of 2008, the segment’s net sales represented 27% of the Company’s consolidated net sales, compared to 22% in the third quarter of 2007. For the first nine months of 2008, the segment’s net sales represented 25% of the Company’s consolidated net sales, compared to 21% in the first nine months of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 27, 2008 compared to three months ended September 29, 2007

In the third quarter of 2008, the segment’s net sales increased 4% to $2.0 billion, compared to $2.0 billion in the third quarter of 2007. The 4% increase in net sales reflects a 9% increase in net sales to the government and public safety market, primarily due to: (i) increased net sales outside of North America, and (ii) the net sales generated by Vertex Standard Co., Ltd. (“Vertex Standard”), a business the Company acquired a controlling interest of in January 2008, partially offset by a 8% decrease in net sales to the commercial enterprise market. On a geographic basis, the segment’s net sales were higher in EMEA, Asia and Latin America and lower in North America. Net sales in North America continue to comprise a significant portion of the segment’s business, accounting for 56% of the segment’s total net sales in the third quarter of 2008, compared to 62% in the third quarter of 2007. The regional shift in the third quarter of 2008 as compared to the third quarter of 2007 reflects 20% growth in net sales outside of North America, as well as a 6% decline in net sales in North America.

The segment reported operating earnings of $403 million in the third quarter of 2008, compared to operating earnings of $328 million in the third quarter of 2007. The increase in operating earnings was primarily due to an increase in gross margin, driven by the 4% increase in net sales and favorable product mix. The increase in gross margin was partially offset by increased R&D expenditures, primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. As a percentage of net sales in the third quarter of 2008 as compared to the third quarter of 2007, gross margin and operating margin increased, and SG&A expenses and R&D expenditures decreased.

Subsequent to the end of the third quarter of 2008, the segment completed the acquisition of AirDefense Inc., a leading wireless local area network (WLAN) security provider.

Nine months ended September 27, 2008 compared to nine months ended September 29, 2007

In the first nine months of 2008, the segment’s net sales increased 5% to $5.9 billion, compared to $5.6 billion in the first nine months of 2007. The 5% increase in net sales reflects: (i) a 7% increase in net sales to the government and public safety market, and (ii) a 2% increase in net sales to the commercial enterprise market. The increase in net sales to the government and public safety market was primarily driven by: (i) increased net sales outside of North America, and (ii) the net sales generated by Vertex Standard, partially offset by lower net sales in North America. On a geographic basis, the segment’s net sales were higher in EMEA, Asia and Latin America and lower in North America. Net sales in North America accounted for 56% of the segment’s total net sales in the first nine months of 2008, compared to 62% in the first nine months of 2007. The regional shift in the first nine months of 2008 as compared to the first nine months of 2007 reflects a 22% growth in net sales outside of North America, as well as a 5% decline in net sales in North America.

The segment reported operating earnings of $1.0 billion in the first nine months of 2008, compared to operating earnings of $762 million in the first nine months of 2007. The increase in operating earnings was primarily due to an increase in gross margin, driven by: (i) the 5% increase in net sales, (ii) favorable product mix, and (iii) an inventory-related charge in connection with the acquisition of Symbol Technologies, Inc. during the first quarter of 2007. The increase in gross margin was partially offset by: (i) increased R&D expenditures, primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies, and (ii) increased SG&A expenses, primarily due to selling and marketing expenses related to the increase in net sales. As a percentage of net sales in the first nine months of 2008 as compared to the first nine months of 2007, gross margin, R&D expenditures and operating margin increased, and SG&A expenses decreased.

In January 2008, the Company acquired a controlling interest of Vertex Standard, a global provider of two-way radio communication solutions. The acquisition provides the Company with access to Vertex Standard’s global distribution channel and strengthened the Company’s product portfolio.

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

The Company adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) as of January 1, 2008. EITF 06-4 requires that endorsement split-dollar life insurance arrangements, which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967” (“the Statements”) based on the substance of the agreement with the employee. Upon adoption of EITF 06-4, the Company recognized an increase in Other liabilities of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Non-owner changes to equity in the amounts of $4 million and $41 million, respectively, in the Company’s condensed consolidated statement of stockholders’ equity.

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

Cost-Reduction Initiatives Announced on October 30, 2008

On October 30, 2008, the Company announced new cost-reduction initiatives, including planned workforce reductions. In connection with these initiatives, management approved specific plans that will result in one-time termination benefits relating to approximately 1,500 employees, primarily in the Mobile Devices segment. These plans will result in pre-tax charges of $104 million. The Company expects to approve additional plans in the fourth quarter of 2008.

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

At September 27, 2008 and December 31, 2007, the Company had net outstanding foreign exchange contracts totaling $2.9 billion and $3.0 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of September 27, 2008 and the corresponding positions as of December 31, 2007:

	Notional Amount
	September 27,	December 31,
Net Buy (Sell) by Currency	2008	2007

Chinese Renminbi	$(874)	$(1,292)
Brazilian Real	(413)	(377)
Euro	(387)	(33)
British Pound	201	396
Japanese Yen	365	384

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have investment grade credit ratings, to fail to meet their obligations.

Interest Rate Risk

At September 27, 2008, the Company’s short-term debt consisted primarily of $101 million of short-term variable rate foreign debt. The Company has $4.1 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, the Company has entered into interest rate swaps to synthetically modify the characteristics of interest rate payments for certain of its outstanding long-term debt from fixed-rate payments to short-term variable rate payments. The following table displays these outstanding interest rate swaps at September 27, 2008:

	Notional Amount
	Hedged	Underlying Debt
Date Executed	(In millions)	Instrument

October 2007	$400	5.375% notes due 2012
October 2007	400	6.0% notes due 2017
September 2003	457	7.625% debentures due 2010
September 2003	600	8.0% notes due 2011
May 2003	84	5.8% debentures due 2008
May 2003	69	7.625% debentures due 2010

	$2,010

The weighted average short-term variable rate payments on each of the above interest rate swaps was 5.23% for the three months ended September 27, 2008. The fair value of the above interest rate swaps on September 27, 2008 and December 31, 2007, was $39 million and $36 million, respectively. Except as noted below, the Company had no outstanding commodity derivatives, currency swaps or options relating to debt instruments at September 27, 2008 or December 31, 2007.

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

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The weighted average fixed rate payments on these Interest Agreements was 5.07%. The fair value of the Interest Agreements at September 27, 2008 and December 31, 2007 was $4 million and $3 million, respectively.

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

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Summary under “Looking Forward”, (a) about the creation of two public companies, (b) our business strategies and expected results, and (c) our market expectations; (2) “Management’s Discussion and Analysis,” about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs, (b) the Company’s ability and cost to repatriate funds, (c) the impact of the timing and level of sales and the geographic location of such sales, (d) expectations for the Sigma Fund, (e) future cash contributions to pension plans or retiree health benefit plans, (f) issuance of commercial paper, (g) the Company’s ability and cost to access the capital markets, (h) the Company’s plans with respect to the level of outstanding debt, (i) expected payments pursuant to commitments under long-term agreements, (j) the outcome of ongoing and future legal proceedings, (k) the completion and impact of pending acquisitions and divestitures, and (l) the impact of recent accounting pronouncements on the Company; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” herein and on pages 18 through 27 of our 2007 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola’s management, including our co-chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Cases relating to Wireless Telephone Usage

On April 19, 2001, Farina v. Nokia, Inc., et al., was filed in the Pennsylvania Court of Common Pleas, Philadelphia County. Farina claimed that the failure to incorporate a remote headset into cellular phones rendered the phones defective by exposing users to biological injury and health risks and sought compensatory damages and injunctive relief. In late 2005 and early 2006, plaintiffs in Farina amended their complaint to add allegations that cellular telephones sold without headsets are defective because they present a safety risk when used while driving and to seek punitive damages. On February 17, 2006, a newly-added defendant to the Farina case removed the case to federal court. On September 2, 2008, the U.S. District Court in Philadelphia dismissed the Farina case finding that the complaint is preempted by federal law. On September 30, 2008, plaintiffs appealed the decision to the U.S. Court of Appeals for the Third Circuit.

Iridium-Related Cases

Class Action Securities Lawsuit

Motorola has been named as one of several defendants in class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business, consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al. In April 2008, the parties reached an agreement in principle, subject to court approval, to settle all claims against Motorola in exchange for Motorola’s agreement to pay $20 million. On October 23, 2008, the court granted final approval of the settlement and dismissed the claims with prejudice.

Silverman/Williams Federal Securities Lawsuits and Related Derivative Matters

A purported class action lawsuit on behalf of the purchasers of Motorola securities between July 19, 2006 and January 5, 2007, Silverman v. Motorola, Inc., et al., was filed against the Company and certain current and former officers and directors of the Company on August 9, 2007, in the United States District Court for the Northern District of Illinois. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 as well as, in the case of the individual defendants, the control person provisions of the Securities Exchange Act. The factual assertions in the complaint consist primarily of the allegation that the defendants knowingly made incorrect statements concerning Motorola’s projected revenues for the third and fourth quarter of 2006. The complaint seeks unspecified damages and other relief relating to the purported inflation in the price of Motorola shares during the class period. An amended complaint was filed December 20, 2007 and Motorola moved to dismiss that complaint in February 2008. On September 24, 2008, the district court granted this motion in part to dismiss Section 10(b) claims as to two individuals and certain claims related to forward looking statements, among other things, and denied the motion in part.

Intellectual Property Related Cases

Tessera, Inc. v. Motorola, Inc., et al.

Motorola is a purchaser of semiconductor chips with certain ball grid array (“BGA”) packaging from suppliers including Qualcomm, Inc. (“Qualcomm”), Freescale Semiconductor, Inc. (“Freescale Semiconductor”), ATI Technologies, Inc. (“ATI”), Spansion Inc. (“Spansion”), and STMicroelectronics N.V. (“STMicro”). On April 17, 2007, Tessera, Inc. (“Tessera”) filed patent infringement legal actions against Qualcomm, Freescale Semiconductor, ATI, Spansion, STMicro and Motorola in the U.S. International Trade Commission (the “ITC”) (In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605) and the United States District Court, Eastern District of Texas, Tessera, Inc. v. Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc. and ATI Technologies, Inc., alleging that certain BGA packaged semiconductors infringe patents that Tessera claims to own. Tessera is seeking orders to ban the importation into the U.S. of certain semiconductor chips with BGA packaging and certain “downstream” products that contain them (including Motorola products) and/or limit suppliers’ ability to provide certain services and products or take certain actions in the U.S. relating to the packaged chips. The patent claims being asserted by Tessera are subject to reexamination proceedings in the U.S. Patent and Trademark Office (“PTO”). In the reexamination proceedings, the PTO has issued rejections of Tessera’s asserted patent claims. A hearing on the merits took place in the ITC in July 2008 and we expect the Administrative Law Judge to issue its recommendation in the case on or before December 1, 2008.

Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 18 through 27 of the Company’s 2007 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the Form 10-K, the reader should also consider the following risk factors:

We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets.

The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis could impact Motorola’s business in a number of ways, including:

•	Potential Deferment of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations.

•	Customers’ Inability to Obtain Financing to Make Purchases from Motorola and/or Maintain Their Business: Some of our customers require substantial financing in order to fund their operations and make purchases from Motorola. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us could adversely impact our financial results. In addition, if the financial crisis results in insolvencies for our customers, it could adversely impact our financial results.

•	Negative Impact from Increased Financial Pressures on Third-Party Dealers, Distributors and Retailers: A number of our businesses make sales in certain regions through third-party dealers, distributors and retailers. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for these third parties and Motorola is unable to successfully transition these end customers to purchase our products from other third parties, or from us directly, it could adversely impact our financial results.

•	Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies and adversely impact our financial results. In addition, credit constraints at key suppliers could result in accelerated payment of accounts payable by Motorola, impacting our cash flow.

•	Increased Requests by Customers for Vendor Financing by Motorola: Certain of the Company’s customers, particularly, but not limited to, those who purchase large infrastructure systems, request that their suppliers provide financing in connection with equipment purchases. In response to the recent tightening in the credit markets, these types of requests continue to increase in volume and scope. Although Motorola has not increased its commitments to provide financing in light of these requests, a continuation of the current credit crisis could force Motorola to choose between increasing its level of vendor financing or potentially losing sales to these customers.

•	Increased Risk of Losses or Impairment Charges Related to Debt Securities and Equity and Other Investments Held by Motorola: The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. In the last year, Motorola has recognized $163 million of other-than-temporary impairments on debt securities held in its Sigma Fund, a fund that is designed to perform similar to a money market fund and in which Motorola invests most of its U.S. dollar-denominated cash. Although the Sigma Fund is a broadly diversified portfolio of highly rated, short-duration debt securities, there can be no assurance that the Company will not be required to recognize additional impairments in the future. Also, many of the Company’s equity investments are in early-stage technology companies and, therefore, may be particularly subject to substantial price volatility and heightened risk from the tightening in the credit markets.

•	Increased Risk of Counterparty Failures Could Negatively Impact our Financial Position: The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. In addition, in order to manage the mix of fixed and floating rates for its outstanding debt, the Company has entered into interest rate swaps to change the characteristics of interest rate payments from fixed-rate to short-term, LIBOR-based variable rate payments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments. In order to minimize this risk, the contracts are distributed among several leading financial institutions, all of whom presently have investment grade credit ratings. Although the Company has not experienced and does not anticipate nonperformance by its counterparties, in light of the ongoing threats to financial institutions from the global financial crisis, there can be no assurance of performance by the counterparties to these financial instruments.

•	Impact of Negative Returns on the Investments Held by the Company’s Pension Plans: The significant decline in value of many equity and debt securities due to the global financial crisis has had a negative impact on the value of the assets in the Company’s pension plans. Although it is still too early to determine the full extent of this impact for the full year 2008, this decline in value could trigger requirements for the Company to make higher than normal contributions to the pension plans in 2009.

•	Potential Impact on Ability to Sell Receivables: From time to time, the Company sells accounts receivable and long-term receivables to third parties. Sales are made both on a one-time, non-recourse basis and under committed facilities that involve contractual commitments from third parties to purchase qualifying receivables up to monetary limits. These sales of receivables provide the Company the ability to accelerate cash flow when it is prudent to do so. The ability to sell (or “factor”) receivables, particularly under committed facilities, is often subject to the credit quality of the obligor and the Company’s ability to obtain sufficient levels of credit insurance from independent insurance companies. Although the Company has not currently been limited in its ability to sell receivables, the severe tightening in the credit markets as a result of the current financial crisis could limit the Company’s ability to sell receivables in the future, particularly if the creditworthiness of our customers’ declines. In addition, in certain circumstances it has become more difficult and more expensive to obtain and maintain credit insurance.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 27, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet be Purchased
	(a) Total Number	(b) Average Price	Announced Plans or	Under the Plans or
Period	of Shares Purchased	Paid per Share	Programs(1)	Programs(1)

6/29/08 to 7/25/08	0		0	$3,629,062,576
7/26/08 to 8/22/08	0		0	$3,629,062,576
8/23/08 to 9/27/08	0		0	$3,629,062,576

Total	0		0

(1)	Through actions taken on July 24, 2006 and March 21, 2007, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009. The timing and amount of future repurchases will be based on market and other conditions.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits

Exhibit No.		Description

3.2		Motorola, Inc. Amended and Restated Bylaws as of August 4, 2008 (incorporated by reference to Exhibit 3.1 to Motorola’s Report on Form 8-K filed on August 4, 2008 (File No. 1-7221)).
*10	.37	Motorola Long Range Incentive Plan (LRIP) of 2006 (as amended and restated on July 28, 2008).
10.44		Employment Agreement, dated August 27, 2008, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola’s Report on Form 8-K filed on August 27, 2008 (File No. 1-7221)).
*10	.59	Motorola, Inc. Executive Severance Plan (effective October 1, 2008).
*10	.60	Arrangement for directors’ fees (as amended July 29, 2008).
10.61		Employment Agreement, dated August 4, 2008, by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.1 to Motorola’s Report on Form 8-K filed on August 4, 2008 (File No. 1-7221)).
*31	.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.3	Certification of Paul J. Liska pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.3	Certification of Paul J. Liska pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Laurel Meissner
Laurel Meissner
Senior Vice President,
Chief Accounting Officer
(Duly Authorized Officer and
Chief Accounting Officer of the Registrant)

Date: October 30, 2008

EXHIBIT INDEX

Exhibit No.		Description

3.2		Motorola, Inc. Amended and Restated Bylaws as of August 4, 2008 (incorporated by reference to Exhibit 3.1 to Motorola’s Report on Form 8-K filed on August 4, 2008 (File No. 1-7221)).
*10	.37	Motorola Long Range Incentive Plan (LRIP) of 2006 (as amended and restated on July 28, 2008).
10.44		Employment Agreement, dated August 27, 2008, by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola’s Report on Form 8-K filed on August 27, 2008 (File No. 1-7221)).
*10	.59	Motorola, Inc. Executive Severance Plan (effective October 1, 2008).
*10	.60	Arrangement for directors’ fees (as amended July 29, 2008).
10.61		Employment Agreement, dated August 4, 2008, by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.1 to Motorola’s Report on Form 8-K filed on August 4, 2008 (File No. 1-7221)).
*31	.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.3	Certification of Paul J. Liska pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.3	Certification of Paul J. Liska pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith