Form 10-K
period 2008-12-31
MOTOROLA INC
filed 2009-02-26
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2008 (the last business day of the Registrant’s most recently completed second quarter) was approximately $16.7 billion (based on closing sale price of $7.35 per share as reported for the New York Stock Exchange-Composite Transactions).

The number of shares of the registrant’s Common Stock, $3 par value per share, outstanding as of January 31, 2009 was 2,276,565,942.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Meeting of Stockholders to be held on May 4, 2009, are incorporated by reference into Part III.

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

General

We provide technologies, products and services that make a broad range of mobile experiences possible. Our portfolio includes wireless handsets, wireless accessories, digital entertainment devices, wireless access systems, voice and data communications systems, and enterprise mobility products. With the rapid convergence of fixed and mobile broadband Internet and the growing demand for next-generation mobile communications products by people, businesses and governments, we are focused on high-quality, innovative products that meet the expanding needs of our customers around the world.

We operate in the following businesses:

•	The Mobile Devices business designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Home and Networks Mobility business designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol video and broadcast network interactive set-tops, end-to-end video delivery systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers, and (ii) wireless access systems, including cellular infrastructure systems and wireless broadband systems, to wireless service providers.

•	The Enterprise Mobility Solutions business designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies, as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers.

Motorola is a corporation organized under the laws of the State of Delaware as the successor to an Illinois corporation organized in 1928. Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196.

Business Segments

We report financial results for the following three operating business segments:

Mobile Devices Segment

The Mobile Devices segment (“Mobile Devices” or the “segment”) designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In 2008, the segment’s net sales represented 40% of the Company’s consolidated net sales.

Principal Products and Services

Our wireless subscriber products include wireless handsets and related software and accessory products. We also sell and license our intellectual property. We market our products globally to carriers and consumers through direct sales, distributors, retailers and, in certain markets, through licensees.

Our Industry

Total industry shipments of wireless handsets (also referred to as industry “sell-in”) increased to approximately 1.2 billion units in 2008, a 5% increase compared to 2007. Demand from new subscribers was strong in emerging markets, led by India and China. During the second half of 2008, a global economic downturn impacted the wireless handset industry, resulting in the slowing of end-user demand.

The ongoing downturn in the global economy has many industry forecasters predicting a challenging 2009 for the wireless handset industry, with many predicting industry handset unit shipments to decline approximately 10% for the full year 2009 compared to 2008. This would be the first decline in annual industry handset unit shipments since 2001. The expected decline would be a result of both slowing growth in the emerging markets and lower replacement sales in highly-penetrated markets.

Beyond 2009, we expect growth to return to the wireless handset industry. We believe growth rates will be in the mid single digits for the years 2010 and 2011, compared to the 15% CAGR experienced by the industry from 2004 through 2008. Although slowing, growth is expected to continue to be driven primarily by demand from new subscribers in emerging markets and replacement sales from the current subscriber base. As growth in the overall industry for mobile wireless handsets slows, we expect smartphones (devices that primarily have an open operating system and provide the opportunity to develop and run native applications) to be the fastest growing market segment.

Our Strategy

Motorola seeks to be a leading supplier of wireless handsets and mobile experiences to customers globally. To accomplish this objective, our strategy is focused on simplifying product platforms, enhancing our mid- and high-tier product portfolio, and strengthening our position in priority markets. We have taken significant actions in 2008 to simplify our wireless handset platforms and enhance our product portfolio, while reducing the size and cost structure of the Mobile Devices business. These actions will accelerate our speed to market with new products, allow us to offer richer consumer experiences and improve our financial performance.

Simplifying product platforms is an essential component of our overall strategy. We have reduced the number of product platforms that we support, increasing our emphasis on 3G and smartphone devices and maintaining our focus on CDMA and iDEN. We are implementing aggressive plans to rationalize both hardware and software platforms in order to reduce the complexity of our product platforms and system architectures. Our hardware platforms will leverage fewer chipset suppliers for our handsets. In addition, our software platforms will focus on Android (a Google-developed, royalty-free platform), Windows Mobile (a Microsoft platform) and P2K (a Motorola internal, proprietary platform). We will also continue to focus on our proprietary iDEN technology and the CDMA software platforms. CDMA and iDEN are technologies in which our segment has traditionally maintained a strong market share position. Success in these technologies also aligns with our focus on priority markets. These steps will provide Mobile Devices with the ability to streamline our portfolio, emphasizing product development and innovation, while also addressing the changing marketplace.

As the market evolves to reflect the emergence of converged wireless devices, mobile internet, social networking, navigation and messaging, the shift from “voice-centric” devices to “data-centric” devices is expected to continue. These devices, which include smartphones, deliver unique consumer experiences and require complete “end-to-end” solutions that incorporate various applications and services. By utilizing the smartphone platforms, we will provide a broad array of devices, targeted at delivering computer-like functionality, such as web browsing and email, in both our mid- and high-tier offerings. Over the next 12 to 18 months our primary smartphone development will be based on the Android operating system. As new generations of Windows Mobile enter the market, we intend to increase our focus on this platform as well. We will also leverage relationships with partners and developers in order to provide the necessary applications and services to support the “end-to-end” solutions desired by our consumers. We intend to utilize our experience with the Linux / Java platform and leverage our assets from previous Linux/Java investments, to deliver compelling applications and user experiences, such as more highly integrated social networking experiences.

In addition to our portfolio streamlining and enhancement efforts, over the next year we will also increase our focus in priority markets. These markets will include North America, Latin America and parts of Asia, including China. Historically, these are regions in which we have experienced strong market share and brand position. Additionally, these regions have represented a significant portion of the segment’s overall business. We will also continue to leverage our brand position in these markets. In other geographies, we will prioritize and make investments commensurate with the competitiveness of our portfolio. Longer term, we plan to compete in all major markets.

Along with our mobile handset initiatives, we have also increased focus in our accessories portfolio to deliver complete mobile experiences and to complement the features and functionalities of wireless handsets. Expanding our accessory compatibility across all brands of wireless handsets and Bluetooth-enabled devices, as well as into spaces such as navigation, will provide greater opportunities for growth.

We continue to invest in next-generation technologies for wireless devices based on WiMAX, High-Speed Downlink Packet Access (“HSDPA”) and Long-Term Evolution (“LTE”). We believe a strong intellectual property portfolio is critical to our long-term success and to ensuring that we maintain a favorable strategic position that demonstrate unique experiences and value for consumers. In application services, we continue to work with third parties to improve upon and develop our services and applications, which will deliver rich experiences to the customer. Motorola is committed to investing in evolving technologies to ensure that we continue to deliver enhanced and differentiated wireless handset experiences to consumers.

Customers

The segment has several large customers located throughout the world. In 2008, aggregate net sales to the segment’s five largest customers represented approximately 41% of the segment’s net sales. The loss of one or more of these customers could have a material adverse effect on the segment’s business. In addition to selling directly to carriers and operators, our Mobile Devices business also sells products through a variety of third-party distributors and retailers, which account for approximately 24% of the segment’s net sales.

Uncertainty about current and future global economic conditions may cause, and in some cases has caused, our customers to maintain tighter inventory management. We experienced this beginning in the fourth quarter of 2008 and expect this trend to continue into 2009, which could impact the timing of future sales.

The U.S. market continued to be the segment’s largest individual market, accounting for approximately 44% of the segment’s net sales in 2008, compared to approximately 46% of the segment’s net sales in 2007. Approximately 56% of the segment’s net sales in 2008 were to markets outside the U.S., the largest of which were Brazil, China and Mexico. Compared to 2007, the segment experienced sales declines in each of its four major sales regions: North America, the Europe, Middle East and Africa (“EMEA”) region, Asia and Latin America.

Competition

The segment believes its overall market share for the full year 2008 was approximately 8%, making it the fourth-largest worldwide supplier of wireless handsets on a full-year basis. For full year 2007, the segment’s overall market share was approximately 14%. We estimate our market share in the fourth quarter of 2008 to be approximately 6%, a decrease of approximately 6 percentage points versus the fourth quarter of 2007. The significant decrease was primarily driven by the segment’s limited product offerings in critical market segments, particularly 3G products, including smartphones, and very low-tier products.

The segment experiences intense competition in worldwide markets from numerous global competitors, such as Nokia, Samsung, LG and Sony-Ericsson. In 2008, the five largest handset manufacturers together held an aggregate market share of approximately 80%, compared to 83% at the end of 2007.

Smartphones emerged as a major product in the wireless handset market during 2008. Manufacturers with strong smartphone portfolios have benefited from this. Motorola is committed to enhancing its smartphone portfolio to compete more effectively and will focus on Android and Windows Mobile software platforms for these products, while also continuing to focus on our proprietary iDEN technology and the CDMA software platforms.

General competitive factors in the market for the segment’s products include: overall quality of user experience; design; time-to-market; brand awareness; technology offered; price; product features, performance, quality, delivery and warranty; the quality and availability of service; and relationships with key customers.

Payment Terms

The segment’s customers and distributors buy from us regularly with payment terms that are competitive with current industry practices. These terms vary globally and generally range from cash-with-order to 60 days.

Extended payment terms beyond 60 days are provided to certain customers on a limited basis. A customer’s outstanding credit at any point in time is limited to a predetermined amount as established by the Company.

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

The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include wireless local area network systems, such as WiFi, and wide area network systems, such as WiMAX and LTE. Other countries have also deregulated portions of their available spectrum to allow deployment of these and other new technologies. In addition, Mobile WiMAX was approved in 2007 as a global IMT (International Mobile Telecommunications) standard. This action lays the foundation to further expand mobile WiMAX in key bands, making additional spectrum available globally. Deregulation may introduce new competition and new opportunities for Motorola and our customers.

In 2008, the Federal Communications Commission (“FCC”) conducted its auction of 700 MHz band spectrum licenses in the United States. This spectrum can carry large amounts of data across long distances and penetrate walls easier than higher frequencies, enhancing in-building coverage. The spectrum is being recovered from television broadcast use as a result of the transition from analog to digital television. The spectrum was expected to be fully available for mobile operations as of February 17, 2009, however the date of the transition from analog to digital has been moved to June 12, 2009. This delay is not expected to significantly delay the deployment of services. However, any additional delays may have a greater impact on service deployment. The FCC has imposed open-access conditions that prevent the licensee from blocking devices or applications that are compatible with the network on approximately one-third of the 700 MHz spectrum that was auctioned. These conditions are intended to help foster innovation in handsets and applications. However, the actual impact of the new licenses remains unclear.

In January 2009, China’s Ministry of Industry and Information Technology issued licenses for its 3G mobile data network to the three key operators in China. With the Company’s focus on 3G products and smartphones and its focus on China as a high-priority market, we believe that we will benefit from the 3G transition in China.

Backlog

The segment’s backlog was $290 million at December 31, 2008, compared to $647 million at December 31, 2007. This decrease in backlog is primarily due to a decline in customer demand, driven by the segment’s limited product portfolio, as well as the global economic downturn. The 2008 backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue in 2009. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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

Inventory, Raw Materials, Right of Return and Seasonality

The segment’s practice is to carry reasonable amounts of inventory in manufacturing and distribution centers in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of

2008, the segment had a lower inventory balance than at the end of 2007. The decrease reflects the continued decline in sales volumes during 2008.

Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently source certain materials and components from single vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain key suppliers were to become capacity constrained or insolvent as a result of the ongoing global financial crisis, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact the segment’s financial results.

Natural gas, electricity, and, to a lesser extent, oil are the primary sources of energy required for the segment’s manufacturing operations. Each of these resources are currently in generally adequate supply for the segment’s operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices, which fluctuated significantly during 2008 and impacted our manufacturing and shipping costs. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of the aforementioned items or a significant cost increase could affect the segment’s results.

The segment permits returns under limited circumstances to remain competitive with current industry practices.

The segment typically experiences higher sales in the fourth calendar quarter and lower sales in the first calendar quarter of each year due to seasonal trends in the wireless handset industry.

Our Facilities/Manufacturing

Our headquarters are located in Libertyville, Illinois. Our other major facilities are located in Plantation, Florida; Beijing, Hangzhou, Nanjing and Tianjin, China; Seoul, South Korea; Chennai, India; and Jaguariuna, Brazil.

We also use several electronics manufacturing suppliers (“EMS”) and original design manufacturers (“ODM”) to enhance our ability to lower our costs and/or deliver products that meet consumer demands in the rapidly-changing technological environment. A significant portion of our handsets are manufactured either completely or substantially by non-affiliated EMS and ODM manufacturers, primarily by two third-party manufacturers in China.

In 2008, our handsets were primarily manufactured in Asia and Brazil, and we expect this to continue in 2009. Our largest manufacturing facilities are located in China and Brazil. Each of these facilities serves multiple countries and regions of the world.

Home and Networks Mobility Segment

The Home and Networks Mobility segment (“Home and Networks Mobility” or the “segment”) designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol (“IP”) video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment (“broadband gateways”) to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems (“wireless networks”), including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the “networks business”). In 2008, the segment’s net sales represented 33% of the Company’s consolidated net sales.

Principal Products and Services

In the home business, the segment is a leading provider of end-to-end networks used for the delivery of video, data and voice services over hybrid fiber coaxial (“HFC”) networks, digital subscriber line (“DSL”) networks and passive optical networks (“PON”). Our portfolio includes: MPEG video encoding equipment for standard-definition and high-definition television (“HDTV” or “HD”); video processing and multiplexing systems; and video-on-demand, switched digital video and conditional access systems used by network operators and programmers to deliver video programming. We provide a broad array of digital entertainment devices supporting analog, digital and IP video delivery, including HD and digital video recording (“DVR”) (together, “HD/DVR”) applications. We support the delivery of high-speed data and voice services with head-end and central office equipment, along with data and voice modems and gateways for HFC and DSL networks and optical line and optical node terminals for PON networks.

In the networks business, the segment provides end-to-end cellular networks, including radio base stations, base station controllers, associated software and services, application platforms and third-party switching for CDMA, GSM, iDEN® and UMTS technologies. The segment also offers a portfolio of WiMAX products and is in trials with customers to provide our LTE technology to enable next-generation mobile IP broadband access. WiMAX and LTE will make mobile bandwidth more affordable and accessible for mainstream consumer adoption.

Our products are marketed primarily to cable television operators, telecom operators, wireless service providers, television programmers and other communications providers worldwide and are sold primarily by our internal sales force.

Our Industry

The home market is evolving rapidly as cable and telecom network operators expand their video, data and voice services (commonly known as the “triple play”) to grow their subscriber base. The competition between cable and telecom service providers continues to increase. Telecom operators are expanding their broadband networks and beginning to offer advanced video and data services using IPTV and PON technologies. Cable operators are responding by expanding their investment in HD programming, bundling voice-over-IP services, expanding their broadband data service through Data Over Cable Service Interface Specifications (“DOCSIS”) 3.0 channel bonding, and maximizing utilization of network bandwidth using switched digital video technology.

Our home business is subject to regulation by the FCC in the United States and other governmental communication regulators throughout the world. FCC regulations requiring separation of security functionality from cable set-tops became effective in 2007. This has resulted in increased competition for sales of set-top boxes to cable operators and has enabled a retail distribution of devices capable of accessing encrypted cable programming. Our home business offers a cablecard that allows third-party consumer electronic devices to be deployed on a network using the Motorola conditional access system. Motorola also offers a portfolio of cable card host set-tops that allows our digital video set-tops to be deployed in service provider networks using third-party encryption technology.

In the wireless networks market, the majority of installed cellular infrastructure systems are based on CDMA, GSM, UMTS and iDEN technologies. We supply systems based on each of these technologies and are the sole supplier of proprietary iDEN networks. Advanced infrastructure systems based on these technologies include GPRS, CDMA-1X and EDGE. In addition, some segments of the cellular infrastructure industry have installed, or are in the process of migrating to, 3G networks, which are high-capacity radio access wireless networks providing enhanced data services, improved Internet access and increased voice capacity. The primary 3G technologies are W-CDMA (based on either UMTS or Freedom of Mobile Multimedia Access (“FOMA”) technologies) and CDMA 2000 1xEVDO. We supply 3G systems based on UMTS and CDMA 2000 1xEVDO technologies. An additional 3G technology standard, TD-SCDMA, has been driven primarily by the Chinese government and local Chinese vendors. China’s Ministry of Industry and Information Technology awarded 3G licenses in early 2009, which is driving regional network upgrades.

Industry standards bodies are in the process of defining the next generation of wireless broadband systems after 3G. The Institute of Electrical and Electronics Engineers (“IEEE”) has developed fixed and mobile broadband standards (802.16d and 802.16e) based on orthogonal frequency division multiplexing (“OFDM”) technology, which will utilize wider channels and enable triple play services (voice, data, video). These standards are the basis for WiMAX, a market that experienced strong growth in 2008. Motorola has been awarded a number of WiMAX contracts and customers in various markets have started to offer commercial WiMAX services utilizing Motorola infrastructure equipment. We are an early leader in WiMAX technology.

The International Telecommunications Union (“ITU”) has also adopted next-generation cellular wireless access standards (“4G”) for the cellular infrastructure industry, also based on OFDM technology and known commonly as LTE. LTE has widespread industry support, not only from current GSM and UMTS operators, but also from CDMA/EV-DO based carriers.

Licensing bodies of governments around the world are making spectrum available for advanced wireless technologies, including 4G, in recognition of growing demand for wireless broadband services. Currently, Motorola estimates that there are over 1,200 licenses available worldwide for advanced wireless technologies with over 800 licenses outside of North America.

Demand for our products depends primarily on capital spending by providers of cellular and broadband services for constructing, rebuilding or upgrading their communications systems, as well as the marketing of advanced communications services by those providers. The amount of spending by these providers, and therefore a majority of our sales and profitability, are affected by a variety of factors, including: (i) the continuing trend of consolidation within the cable, wireline and wireless industries, (ii) the financial condition of operators and alternative providers, including their access to financing, (iii) technological developments, (iv) standardization efforts that impact the deployment of new equipment, (v) new legislation and regulations affecting the equipment sold by the segment, and (vi) general economic conditions.

During 2008, wireless operators’ expenditures globally for 2G technology and related services, such as GSM, GPRS and EDGE, were comparable to 2007, while similar expenditures for iDEN technology were down. Global expenditures for 3G technology and related services, such as UMTS, increased in 2008, while similar expenditures for CDMA/EV-DO technology were comparable to 2007. Global expenditures for next-generation technologies, such as WiMAX, and related services increased in 2008.

Forecasted industry trends point to an overall decline in operator expenditures globally in 2009, as growth in UMTS and WiMAX are not expected to offset the decline in expenditures for legacy technologies, such as GSM and CDMA. Motorola expects the overall wireless network market to be down in 2009 compared to 2008.

In 2008, the home business benefited from continued spending by operators on our products due to the increase in the number of video and data subscribers and the deployment of advanced video platforms by cable operators for HD/DVR applications, as well as from spending by telecom operators upgrading their networks and adding video services. The growth of broadband connectivity is expected to continue as cable operators upgrade to DOCSIS 3.0 and telecom service providers continue to deploy very high speed digital subscriber line (“VDSL”) and PON data services. While continued growth is expected in these video and data markets, industry analysts have been reducing their outlooks for capital spending due to the ongoing uncertainty in the global economy.

Our Strategy

The Home and Networks Mobility segment is focused on leadership in next-generation broadband solutions to accelerate the delivery of personal media experiences. Key elements in the segment’s strategy include: (i) providing for seamless convergence of services and applications across delivery platforms within the home and across wireline and wireless networks, (ii) innovating and optimizing our end-to-end network portfolio, and (iii) developing new services that leverage our platforms to provide revenue generating applications and services to our operator customers while enabling consumers to experience media mobility. As part of our strategy, we have made and will continue to make strategic acquisitions.

In the home business, we are focused on accelerating the rate of digital penetration by broadband operators in North America through an enhanced suite of digital entertainment devices. These products include basic models supporting the industry movement to all-digital delivery and advanced units supporting HD/DVR functions, as well as whole home video networking. We continue to invest to differentiate our products and services and add value for our customers in areas of software and applications, content on-demand and targeted advertising.

We are capitalizing on telecom operators decisions to offer IPTV to their subscribers globally, with products that support delivery of video content using both copper-outside-plant and fiber-to-the-premises (“FTTP”) networks. The segment continues to provide video infrastructure, FTTP access network equipment, advanced digital entertainment devices and IP interactive set-tops to leading telecommunication companies around the world. During 2008, we completed the acquisition of the set-top box and associated chipset assets of Zhejung Dahua Digital Technology Co., LTD and Hangzhou Image Silicon, known collectively as Dahua Digital to increase our position in the rapidly growing cable market in China. We are also an industry leader in broadband data and voice products. We are delivering DOCSIS 3.0 channel bonding on our cable modem termination systems (“CMTS”) and cable modems, and commercially deploying our Gigabit PON platform.

In the networks business, the segment provides equipment and services to over 125 GSM, CDMA, and iDEN networks globally. The segment is investing to be a leader in next-generation wireless broadband technologies with its WiMAX and LTE systems. WiMAX and LTE are evolved wireless broadband technologies that enable operators to provide improved data performance at lower operating cost. These technologies offer similar advantages for existing operators and emerging broadband service providers and vary in selection depending on the desired application and available spectrum. In 2008, the segment delivered WiMAX network equipment to over 25 WiMAX networks throughout the world. In addition, at the end of 2008, the segment was participating in over

20 WiMAX trials globally, representing new business opportunities in 2009. As a leader in the baseline OFDM technology used for WiMAX, the segment is leveraging this expertise to accelerate our LTE product offering which will support both frequency division duplex (“FDD”) and time division duplex (“TDD”) modes. The LTE standard was ratified in December 2008, enabling operators and vendors to accelerate testing and deployment. The segment is participating in the LTE system architecture evolution trial initiative.

Customers

In 2008, aggregate net sales to the segment’s five largest customers, primarily large cable operators and telecommunication companies located throughout the world, represented approximately 45% of the segment’s net sales. The loss of any of the segment’s large customers could have a material adverse effect on the segment’s business. Further, because many of the segment’s contracts are long-term, the loss of a major customer could impact revenue and earnings over several quarters. The segment’s proportion of sales outside of North America increased to 50% in 2008, compared to 48% in 2007. This reflected 5% aggregate growth in net sales outside of North America and a 3% decline in net sales in North America.

Competition

The businesses in which the segment operates are highly competitive. The rapid technological changes occurring in each of the markets in which the segment competes are expected to lead to the entry of many new competitors. Competitive factors in the market for the segment’s products and systems include: technology offered; product and system performance; price; product features; quality; delivery and availability. We believe that we are competitively positioned because of our solid relationships with major communication system operators worldwide, our technological leadership and our new product development capabilities. Price is a major area of competition and often impacts margins for initial system bids, particularly in emerging markets. Time-to-market has also been an important competitive factor, especially for new systems and technologies. We compete with many equipment suppliers and several consumer electronics companies located throughout the world.

In our home business, we compete worldwide in the market for digital entertainment devices and cable and wireline infrastructure equipment for broadband networks. Our largest competitor is Cisco. Based on 2008 annual sales, we are the leading provider of digital cable and IPTV set-tops worldwide. Our digital entertainment devices and infrastructure equipment compete with products from a number of different companies, including: (i) those that develop and sell products that are distributed by direct broadcast satellite service providers through retail channels, (ii) those that develop, manufacture and sell products of their own design, and (iii) those that license technology from us or other competitors.

Traditionally, cable service providers have leased set-tops to their customers. FCC regulations requiring separation of security functionality from set-tops became effective in 2007. To meet this requirement, we provide security modules to cable operators for use with both our own and third-party set-tops, as well as in consumer products designed to accept them. The initial implementation limited consumer products to broadcast-delivered channels including premium services. A full two-way security interface specification that allows retail customers access to all programming available on the operator’s network without the need for a set-top box has been adopted by a few television manufacturers. They began shipping television sets that incorporate this capability in 2008.

We also compete worldwide in the market for broadband data and voice products. We believe that we are a leading provider of cable modems worldwide, competing with several consumer electronic companies and original design manufacturers worldwide.

In the wireless networks market, there is widespread competition from numerous competitors, ranging from some of the world’s largest diversified companies to foreign telecommunications companies to many small, specialized firms. Ericsson is the market leader, followed by the Nokia-Siemens joint venture, Alcatel-Lucent, Huawei and Motorola, along with other vendors with similar market share. We believe we are a leading provider of WiMAX technologies. Many of the major competitors who compete across various wireless technologies also compete in WiMAX.

The segment’s networks business is confronting several factors that could impact its business, including price competition, continuing consolidation among competitor telecommunications equipment providers, consolidation among customers, the potential impact of global economic conditions, and vendor financing by competitors as customers continue to look to vendors as an additional source of financing.

Payment Terms

Payment terms vary worldwide, depending on the arrangement. In North America, payment is generally due 30 to 60 days from the invoice date. In regions outside of North America, terms vary widely but are typically limited to no more than 90 days. Contracts for wireless networks typically include implementation milestones, such as delivery, installation and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on the completion of the milestone.

As required for competitive reasons, extended payment terms are provided to customers from time-to-time on a limited basis. The segment’s payment terms are consistent with industry practice, as many of our contracts are awarded through a competitive bid process. When required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.

Regulatory Matters

Many of our products are subject to regulation by the FCC in the United States and other communications regulatory agencies around the world. In addition, our customers, and their networks into which our products are incorporated, are subject to government regulation. Government regulatory policies affecting either the willingness or the ability of cable and telecom operators, wireless operators and wireline operators to offer certain services, or the terms on which these operators offer the services and conduct their business, may have a material adverse effect on the segment’s results. Motorola has developed products using trunking and data communications technologies to enhance spectral efficiencies. The growth and results of the wireless communications industry may be affected by regulations impacting access to allocated spectrum for wireless communications users, especially in urban areas where the spectrum is heavily used.

Historically, reception of digital television programming from a cable broadband network has required a set-top with security technology. This security technology has limited the availability of set-tops to those manufactured by a few cable network manufacturers, including Motorola. FCC regulations requiring separation of security functionality from set-tops that are aimed at increasing competition and encouraging the sale of set-tops in the retail market became effective for most customers in 2007. Traditionally, cable service providers sold or leased their set-top to their customer. As the retail market develops for set-tops and televisions capable of accepting the security modules, sales of our set-tops which are sold to cable providers may be negatively impacted.

The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include wireless local area network systems, such as WiFi, and wide area network systems, such as WiMAX and LTE. Other countries have also deregulated portions of their available spectrum to allow deployment of these and other technologies. Deregulation may introduce new competition and new opportunities for Motorola and our customers.

As more fully described under “Enterprise Mobility Solutions — Regulatory Matters”, as television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. Certain segments of the spectrum that have historically been utilized for analog television have now been designated to support new commercial communications systems and, therefore, are expected to generate new business opportunities for Motorola in wireless and video technologies. In the U.S., the FCC conducted an auction of spectrum for the 700 MHz band that is expected to be reclaimed by the government on June 12, 2009. License for this spectrum may be used for flexible fixed, mobile and broadcast applications. Although the auction winners will determine the best utilization of the acquired spectrum, both LTE and WiMAX are candidates for technology selection. In addition, a contiguous portion of this spectrum has generated interest for mobile TV applications.

Backlog

The segment’s backlog was $2.3 billion at December 31, 2008, compared to $2.6 billion at December 31, 2007. The 2008 order backlog is believed to be generally firm and 100% of that amount is expected to be recognized as revenue during 2009. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

Intellectual Property Matters

Patent protection is extremely important to the segment’s operations. The segment has an extensive portfolio of patents relating to its products, systems, technologies and manufacturing processes.

The segment seeks to build upon our core enabling technologies, such as digital compression, encryption and conditional access systems, and wireless air-interface technology in order to lead worldwide growth in the market for wired and wireless communications networks. Our policy is to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications to protect technology and improvements that we consider important to the development of our business. We also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position and will periodically seek to include our proprietary technologies in certain patent pools that support the implementation of standards. We are a founder of MPEG LA, the patent licensing authority established to foster broad deployment of MPEG-2-compliant systems, and we have recently joined the MPEG4-Visual patent pool as a licensor. In addition, we have licensed our digital conditional access technology, DigiCipher® II, to other equipment suppliers and continue our joint ventures with Comcast for development and licensing of conditional access technology.

We also enter into other license agreements, both as licensor and licensee, covering certain products and processes with various companies. These license agreements require the payment of certain royalties that are not expected to be material to the segment’s financial results. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses. Reference is made to the material under the heading “Other Information” for information relating to patents, trademarks and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality

The segment’s practice is to carry reasonable amounts of inventory in order to meet customer delivery requirements in a manner consistent with industry standards. At the end of 2008, the segment had higher inventory balances than at the end of 2007, primarily due to a change in manufacturing strategy to increase in-house manufacturing and reduce outsourced manufacturing by third-party providers.

Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently procure certain materials and components from single-source vendors. Any material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain key suppliers were to become capacity constrained or insolvent as a result of the ongoing global financial crisis, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact the segment’s financial results.

Natural gas, electricity, and, to a lesser extent, oil are the primary sources of energy required for our manufacturing operations. Each of these resources are currently in generally adequate supply for the segment’s operations. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices, which fluctuated significantly during 2008 and impacted our manufacturing and shipping costs. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of the aforementioned items or a significant cost increase could affect the segment’s results.

Generally, we do not permit customers to return products, other than under standard warranty provisions. The segment has not experienced seasonal buying patterns for its products.

Our Facilities/Manufacturing

Our headquarters are located in Horsham, Pennsylvania. Our other major facilities are located in: Arlington Heights, Illinois; San Diego, California; Taipei, Taiwan; Bangalore, India; Beijing and Tianjin, China; and Reynosa, Mexico. In addition to our own manufacturing, we utilize non-affiliated electronics manufacturing suppliers and original design manufacturers, primarily in Asia, in order to enhance our ability to lower costs and/or deliver products that meet consumer demands.

Enterprise Mobility Solutions Segment

The Enterprise Mobility Solutions segment (“Enterprise Mobility Solutions” or the “segment”) designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility systems for a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, is referred to as the “government and public safety market”), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In 2008, the segment’s net sales represented 27% of the Company’s consolidated net sales.

Principal Products and Services

We are the world’s leading provider of advanced mission-critical and commercial enterprise mobility networks, services, applications and devices. In the government and public safety market, Motorola offers an extensive portfolio of standard products and services that meet evolving public safety and security needs, including products based on both TETRA (terrestrial trunked radio) and APCO 25 (Association for Public Safety Communications Officials) standards, with nearly 80 years of experience in this space. In the commercial enterprise market, our products and systems provide better information at the point of business activity, connect seamlessly, and present tools to control the mobile experience. Our products include: two-way radios, mobile computing products, advanced data capture products including barcode scanners and imagers, radio frequency identification (“RFID”) infrastructure, software management, security tools and wireless infrastructure.

The segment’s products and services are sold stand-alone or as an integrated solution through Motorola’s direct sales force and through independent and authorized distributors, dealers and value-added resellers, independent software vendors, original equipment manufacturers and service operators. Distributors and value-added resellers may provide a service or add components in order to resell our product to end users. The segment provides systems engineering, installation and other technical and systems management services to meet its customers particular needs. The customer may also choose to install and maintain the equipment with its own employees, or may obtain installation, service and parts from a network of the segment’s authorized service centers or from other non-Motorola service centers.

Our Industry

We compete in the mobile segment of the communications industry, providing wireless products and services to public safety, government and enterprise customers.

Within our government and public safety market, interoperability and natural disaster preparedness continue to be important issues for our customers worldwide. Our extensive portfolio of products includes integration services, equipment and support packages for both of the major standards-based private network technologies, APCO 25 and TETRA, as well as wireless broadband applications. As new and better spectrum utilization evolves, we expect to see more demand and greater potential for broadband solutions and data applications, such as video surveillance and other data-based products, in 2009 and beyond. While mission-critical communications and homeland security remain high priorities for our customers, we have seen reduced spending in the construction and manufacturing markets due to the global market conditions, and expect this to continue in 2009.

Within our commercial enterprise market, we believe there continues to be long-term opportunity for growth as the global workforce continues to become more mobile and the industries and markets that purchase our products continue to expand. The markets in which Motorola competes include mobile computing products and services, enterprise wireless infrastructure, bar code scanning, RFID products and services, and mobile network management platforms. Organizations looking to increase productivity and derive benefits from mobilizing their applications and workforces are driving adoption in this market. In 2009, given the current global economic conditions and customer capital expenditure constraints, we expect reduced spending in the commercial enterprise market.

Our Strategy

The segment’s strategy is to maintain our global leadership positions in the government and public safety and commercial enterprise markets through the continued delivery of mobile products and services and systems that meet our customers’ demand for real-time information everywhere.

Our strategy in the government and public safety market is to enable our customers to focus on their missions, not the technology. This is accomplished by providing mission-critical systems, seamless connectivity through highly reliable voice and data networks and a suite of advanced applications that provide real-time information to end users. Key objectives in maintaining our leadership position include: (i) continuing investment in our analog radio portfolio while leading the ongoing migration to digital products, (ii) leveraging our wireless broadband portfolio to drive growth and enter new markets, (iii) managing the potential public/private convergence of

700MHz public safety systems in the U.S. and digital dividend spectrum worldwide, and (iv) continuing to lead the market in APCO 25 and TETRA standards-based voice and data networking systems around the world. We continue to actively manage our portfolio, investing to expand into attractive, complementary markets, and divesting non-strategic businesses.

In the commercial enterprise market, our approach is to deliver products and services that are designed to empower the mobile workforce to increase productivity, drive cost effectiveness, and promote faster execution of critical business processes. Our solutions architecture focuses on three areas: (i) portfolio of devices and applications that provide real time information at the point of business activity, (ii) enterprise wireless networks that allocate seamless connectivity inside and outside the enterprise, and (iii) a set of management, security and mobility tools that provide a controlled deployment of the enterprise mobility applications.

Customers

Our products and services are sold worldwide to a diverse set of customers, including government and public safety agencies (police, fire, and emergency management services) and militaries, as well as retail, utility, transportation and logistics, manufacturing, wholesale and distribution, healthcare and other commercial customers. Our sales model emphasizes both direct sales by our in-house sales force and indirect sales through our channel of value-added resellers and distributors. We believe this dual sales approach allows us to meet customer needs effectively, build strong, lasting relationships and broaden our penetration across various markets. Our channel sales force extends the reach of our products and services to meet demand in market segments where our direct sales force does not sell. Resellers and distributors each have their own sales organizations which complement and extend our sales organization. With deep expertise about specific customers’ operations, resellers are very effective in promoting sales of the Company’s products. Our independent software vendor and value-added resale channels offer customized applications that meet specific needs in each market segment we serve.

Our largest customer is the U.S. Government, which represented approximately 8% of the segment’s net sales. The loss of this customer could have a material adverse effect on the segment’s revenue and earnings over several quarters, because some of our contracts with the U.S. Government are long-term. Net sales to customers in North America represented 57% of the segment’s net sales in 2008.

A majority of our sales are made directly by our in-house sales force, and the remainder of our sales are made through global resellers and distributors. Given the current global economic conditions, we expect reduced spending by certain customers, particularly retail, transportation and logistics, construction and manufacturing, to continue into 2009.

Competition

The businesses in which we operate are highly competitive. Continued evolution in the industry, as well as technological migration, is opening up the market to increased competition. Other key competitive factors include: technology offered; price; availability of vendor financing; product and system performance; product features, quality, availability and warranty; the quality and availability of service; company reputation; relationship with key customers; and time-to-market. We believe we are uniquely positioned in the industry due to our strong customer relationships, our technological leadership and capabilities, and our comprehensive range of offerings.

The segment experiences widespread competition in the government and public safety market from a growing number of new and existing competitors, including large system integrators. In this market, the segment provides communications and information systems compliant with both APCO 25 and TETRA industry digital standards. Major competitors include: M/A-Com, EADS, Kenwood, EF Johnson and Cisco.

Large system integrators are seeking to move further into the public safety area, specifically in the federal government market. Competitors in this segment, including the Company, may also serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements. Where favorable to the Company, we may partner with large system integrators to make available our portfolio of advanced mission-critical services, applications and devices.

Several other competitive factors may have an impact on the business, including: the consolidation among telecommunications equipment providers, evolving developments in the 700 MHz band, and increasing encroachment by broadband and IP solution providers and new low-tier entrants. As demand for fully-integrated voice, data, and broadband systems continues, the segment may face additional competition from public telecommunications carriers.

Within the commercial enterprise market, many firms are engaged in the manufacturing and marketing of mobile computing devices, products in bar code reading equipment and wireless networks. Numerous companies, including present manufacturers of scanners, lasers, optical instruments, microprocessors, wireless networks, notebook computers, handheld devices and telephonic and other communication devices, have the technical potential to compete with the business. Competitors such as Intermec, Honeywell and Cisco deliver products in certain parts of the commercial enterprise market.

Payment Terms

Payment terms vary worldwide, depending on the arrangement. Generally, contract payment terms range from 30 to 45 days from the invoice date within North America and are typically limited to 90 days in regions outside of North America. A portion of the contracts in the government and public safety market include implementation milestones, such as delivery, installation and system acceptance, which generally take 30 to 180 days to complete. Invoicing the customer is dependent on completion of the milestone.

We generally do not grant extended payment terms. As required for competitive reasons, we may provide long-term financing in connection with equipment purchases. Financing may cover all or a portion of the purchase price.

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

As television transmission and reception technology transitions from analog to more efficient digital modes, various countries around the world are examining, and in some cases already pursuing, the redevelopment of portions of the television spectrum. In the U.S., pursuant to federal legislation, analog television stations must cease operation in the broadcast television spectrum by June 12, 2009. As a result of this transition, 108 MHz of spectrum historically used for broadcast television is being redeveloped for new uses (the so-called “digital dividend” spectrum), including broadband and narrowband wireless communications. This soon-to-be available spectrum can provide new opportunities for Motorola and for our competitors. Under rules adopted by the FCC, this portion of the spectrum under redevelopment (the 700 MHz band) will support new commercial and public safety communications systems. Licenses for the majority of this spectrum have already been issued and as of February 2009, over 40 public safety customers are already implementing narrowband 700 MHz systems in areas where television incumbency is not an issue. Additional agencies are expected to begin deploying systems once broadcast television is cleared from the 700 MHz band in mid-2009. The FCC is also making provisions for a 700 MHz band nationwide public safety broadband network that may be built over the next 10-15 years. Canada also released a consultation requesting industry input on making additional spectrum available for public safety use in the 700 MHz band. Segments of the spectrum have been auctioned for commercial use and Motorola could see new business opportunities as auction winners implement broadband systems on that spectrum. However, since many analog television operations will continue transmitting in this spectrum until June 12, 2009, it is premature for auction winners to deploy in most markets. This delay may temporarily delay opportunities for the Company.

In addition to reallocating TV spectrum at 700 MHz for public safety and commercial use, in November 2008 the FCC issued a decision to open unused portions of the television spectrum below 700 MHz for unlicensed uses, including broadband. The amount and specific location in the TV band of this “whitespace” spectrum available varies by geographic location. Also, its use is governed by technical rules adopted to protect incumbent operations from interference. For example, the FCC decision relies on geolocation, a technology recommended by Motorola, to protect incumbent television stations. This decision to open the TV whitespace spectrum provides additional potential opportunities for wireless broadband systems. The FCC decision also advised that these initial TV whitespace rules are conservative with regard to protection of broadcast incumbents and that relaxation to provide greater TV whitespace opportunities may be possible once additional experience is gained.

Internationally, the ITU World Radio Conference held in Geneva in November 2007 identified spectrum that could be made available as part of a “digital dividend” as television transitions from analog to digital technology globally. Countries around the world are studying the potential size, timing and use of this potentially available spectrum. In November 2007, the European Commission issued a statement promoting a common European approach to its use. The United Kingdom has already decided to redevelop spectrum as a result of the digital transition and is making available 112 MHz of spectrum through auctions. Canada has released a consultation requesting industry input on making additional spectrum available for public safety use in the 700 MHz band. A number of other countries around the world have also indicated their intention to pursue the availability of digital dividend spectrum.

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

Backlog

The segment’s backlog was $2.4 billion as of December 31, 2008, compared to $2.3 billion as of December 31, 2007. The 2008 order backlog is believed to be generally firm and approximately 70% of that amount is expected to be recognized as revenue during 2009. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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

We actively participate in the development of open standards for interoperable, mission-critical digital two-way radio systems. We have published our technology and licensed patents to signatories of the industry’s two primary memorandums of understanding defined by the Telecommunications Industry Association (“TIA”), Project 25, and European Telecommunications Standards Institute (“ETSI”), TETRA.

Notwithstanding the expiration of certain patents and the resulting potential for increased competition for some of our products in the future, we believe that our extensive patent portfolio will continue to provide us with a competitive advantage. Furthermore, we believe we are not dependent upon a single patent, or a few patents. Our success depends more upon our proprietary know-how, innovative skills, technical competence and marketing abilities. In addition, because of changing technology, our present intention is not to rely primarily on patents or other intellectual property rights to protect or establish our market position. However, the segment continues to litigate against competitors to enforce its intellectual property rights in certain technologies and is currently involved in several such lawsuits. Reference is made to the material under the heading “Other Information” for information relating to patents, trademarks and research and development activities with respect to this segment.

Inventory, Raw Materials, Right of Return and Seasonality

The segment’s practice is to carry reasonable amounts of inventory to meet customers’ delivery requirements in a manner consistent with industry standards. The segment provides custom products which requires the stocking of inventories and large varieties of piece parts and replacement parts in order to meet delivery and warranty requirements. To the extent suppliers’ product life cycles are shorter than the segment’s, stocking of lifetime buy inventories is required to meet long-term warranty and contractual requirements. In addition, replacement parts are stocked for delivery on customer demand within a short delivery cycle. At the end of 2008, the segment had a higher inventory balance than at the end of 2007, primarily as a result of the Company acquiring a controlling interest in Vertex Standard Co, Ltd., in January 2008.

Availability of materials and components required by the segment is relatively dependable, but fluctuations in supply and market demand could cause selective shortages and affect results. We currently procure certain materials and components from single-source vendors. A material disruption from a single-source vendor may have a material adverse impact on our results of operations. If certain key suppliers were to become capacity constrained or insolvent as a result of the ongoing global financial crisis, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact the segment’s financial results.

Natural gas, electricity and, to a lesser extent, oil are the primary sources of energy for our manufacturing operations, which are currently in adequate supply. In addition, the cost to operate our facilities and freight costs are dependent on world oil prices, which fluctuated significantly during 2008 and impacted our manufacturing and shipping costs. Labor is generally available in reasonable proximity to the segment’s manufacturing facilities. However, difficulties in obtaining any of these items or a significant cost increase could affect the segment’s results.

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

Our Facilities/Manufacturing

Our primary offices are located in Schaumburg, Illinois and Holtsville, New York. Our other major facilities are located in: Penang, Malaysia; Reynosa, Mexico; Krakow, Poland; Berlin, Germany; and Arad, Israel. In addition to our own manufacturing, we utilize non-affiliated electronics manufacturing suppliers and distribution and logistics services providers in order to enhance our ability to lower costs and deliver products that meet consumer demands.

Other Information

Financial Information About Segments.  The response to this section of Item 1 incorporates by reference Note 12, “Information by Segment and Geographic Region,” of Part II, Item 8: Financial Statements and Supplementary Data of this document.

Customers.  Motorola has several large customers, the loss of one or more of which could have a material adverse effect on the Company. In 2008, aggregate net sales to the Company’s five largest customers represented approximately 25% of the Company’s sales. No single customer accounted for more than 10% of the Company’s net sales in 2008.

Approximately 2% of Motorola’s net sales in 2008 were to various branches and agencies, including the armed services, of the U.S. Government. All contracts with the U.S. Government are subject to cancellation at the convenience of the Government.

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

Backlog.  Motorola’s aggregate backlog position for all Motorola segments, as of the end of the last two fiscal years was approximately as follows:

December 31, 2008	$5.0 billion
December 31, 2007	$5.5 billion

Except as previously discussed in this Item 1, the orders supporting the 2008 backlog amounts shown in the foregoing table are believed to be generally firm, and approximately 90% of the backlog on hand at December 31, 2008 is expected to be recognized as revenue in 2009. The forward-looking estimate of the firmness of such orders is subject to future events that may cause the amount recognized to change.

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

R&D expenditures relating to new product development or product improvement were $4.1 billion in 2008, compared to $4.4 billion in 2007 and $4.1 billion in 2006. R&D expenditures decreased 7% in 2008 as compared to 2007, after increasing 8% in 2007 as compared to 2006. Motorola continues to believe that a strong commitment to research and development is required to drive long-term growth. As of December 31, 2008, approximately 27,000 professional employees were engaged in such R&D activities.

Patents and Trademarks.  Motorola seeks to obtain patents and trademarks to protect our proprietary position whenever possible and practical. As of December 31, 2008, Motorola, Inc. and its wholly owned subsidiaries owned approximately 9,907 utility and design patents in the U.S. and 12,793 patents in foreign countries. These foreign patents are mostly counterparts of Motorola’s U.S. patents, but a number result from research conducted outside the U.S. and are originally filed in the country of origin. During 2008, Motorola, Inc. and its wholly owned subsidiaries were granted 644 U.S. utility and design patents. Many of the patents owned by Motorola are used in its operations or licensed for use by others, and Motorola is licensed to use certain patents owned by others. Royalty and licensing fees vary from year to year and are subject to the terms of the agreements and sales volumes of the products subject to licenses.

Environmental Quality.  During 2008, compliance with federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material effect on capital expenditures, earnings or the competitive position of Motorola.

Employees.  At December 31, 2008, there were approximately 64,000 employees of Motorola and its subsidiaries, compared to 66,000 employees of Motorola and its subsidiaries at December 31, 2007.

Financial Information About Geographic Areas.  The response to this section of Item 1 incorporates by reference Note 11, “Commitments and Contingencies” and Note 12, “Information by Segment and Geographic Region” of Part II, Item 8: Financial Statements and Supplementary Data of this document, the “Results of Operations—2008 Compared to 2007” and “Results of Operations — 2007 Compared to 2006” sections of Part II, “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item A: Risk Factors” of this document.

Available Information

We make available free of charge through our website, www.motorola.com/investor, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website are the following corporate governance documents:

•	Motorola, Inc. Restated Certificate of Incorporation
•	Motorola, Inc. Amended and Restated Bylaws
•	Motorola, Inc. Board Governance Guidelines
•	Motorola, Inc. Director Independence Guidelines

•	Principles of Conduct for Members of the Motorola, Inc. Board of Directors
•	Motorola Code of Business Conduct, which is applicable to all Motorola employees, including the principal executive officers, the principal financial officer and the controller (principal accounting officer)
•	Audit and Legal Committee Charter
•	Compensation and Leadership Committee Charter
•	Governance and Nominating Committee Charter

All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, Motorola, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorola.com. Our Annual Report on Form 10-K and Definitive Proxy Statement may also be requested in hardcopy by clicking on “Printed Materials” at www.motorola.com/investor. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A:	Risk Factors

We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence.

We have had substantial operating losses in 2008 and 2007 and may continue to incur losses as we reposition our Mobile Devices business.

In 2008 and 2007, Motorola had substantial operating losses as a result of the financial performance of our Mobile Devices business. While we have plans in place intended to improve the performance of this business, we cannot be certain that we will be successful or that we will be profitable in 2009.

The wireless mobile handset market experienced slowing growth in 2008 and the market is expected to decline in 2009 which could negatively impact transition plans for our Mobile Devices business.

In 2009, worldwide wireless handset industry unit shipments are expected to decline by approximately 10%. This would be the first annual decline in industry handset unit shipments since 2001. A declining mobile handset market may make it more difficult to improve our business, due to excess manufacturing capacity, increased price competition and other market factors.

We have lost significant market share in our Mobile Devices businesses and such loss has negatively impacted our performance and may continue to negatively impact our financial results.

Our share of the worldwide wireless handset market has declined significantly in the last two years, from approximately 22% in 2006, to 14% in 2007, to 8% in 2008. While we reduced our costs during this period of time, these market share declines and resulting volume reductions have had an adverse effect on our results of operations. If market share in our Mobile Devices business continues to decline, it will adversely impact our financial results.

The uncertainty of current economic and political conditions makes budgeting and forecasting difficult and may reduce demand for our products.

Current conditions in the domestic and world economies are very uncertain. The global financial crisis, as well as ongoing political conflicts in the Middle East and elsewhere, have created many economic and political uncertainties that have impacted worldwide markets. As a result, it is difficult to estimate changes in various parts of the world economy, including the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures difficult.

We have manufacturing operations and engineering resources in Israel that could be disrupted as a result of hostilities in the region. We also sell our products and services throughout the Middle East and demand for our products and services could be adversely impacted by hostilities in this region.

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

The markets for our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. We face intense competition in these markets from both established companies and new entrants. Product life cycles can be short and new products are expensive to develop and bring to market. Our success depends, in substantial part, on the timely and successful introduction of new products and upgrades of current products to comply with emerging industry standards and to address competing technological and product developments carried out by our competitors. The research and development of new, technologically-advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology and market trends. We may focus our resources on technologies that do not become widely accepted or are not commercially viable. In addition, our products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business will suffer.

Our results are subject to risks related to our significant investment in developing and introducing new products, such as: advanced wireless handsets, including smartphones; WiMAX, LTE and other advanced technologies for wireless broadband networks; products for transmission of telephony and high-speed data over hybrid fiber coaxial cable systems; integrated digital radios; and integrated public safety systems. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products; (ii) customer acceptance of products; (iii) the development of, approval and compliance with industry standards; (iv) the significant amount of resources we must devote to the development of new technology; and (v) the ability to differentiate our products and compete with other companies in the same markets.

We face a number of risks related to the ongoing financial crisis and severe tightening in the global credit markets.

The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the worldwide credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. This financial crisis has impacted, and could continue to impact, Motorola’s business in a number of ways, including:

•	Potential Deferment or Cancellation of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause, and in some cases has caused, consumers, businesses and governments to defer or cancel purchases in response to tighter credit, decreased cash availability and declining consumer confidence. If future demand for our products declines, it will adversely impact our financial results.

•	Customers’ Inability to Obtain Financing to Make Purchases from Motorola and/or Maintain Their Business: Some of our customers require substantial financing in order to fund their operations and make purchases from Motorola. The inability of these customers to obtain sufficient credit to finance purchases of our products and/or meet their payment obligations to us could have, and in some cases has had, an adverse impact on our financial results. In addition, if the financial crisis results in insolvencies for our customers, it will adversely impact our financial results.

•	Increased Requests by Customers for Vendor Financing by Motorola: Certain of the Company’s customers, particularly, but not limited to, those who purchase large infrastructure systems, request that their suppliers provide financing in connection with equipment purchases. In response to the recent tightening in the credit markets, these types of requests continue to increase in volume and scope. Motorola has increased its commitments to provide financing in light of these requests and a continuation of the current credit crisis could force Motorola to choose between further increasing its level of vendor financing or potentially losing sales to these customers.

•	Negative Impact from Increased Financial Pressures on Third-Party Dealers, Distributors and Retailers: A number of our businesses make sales in certain regions through third-party dealers, distributors and retailers. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for important third parties and Motorola is unable to successfully transition end-customers to purchase our products from other third parties or from us directly, it will adversely impact our financial results.

•	Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our components are available only from a single source or limited sources. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, it could result in a reduction or interruption in supplies or an increase in the price of supplies and adversely impact our financial results. In addition, credit constraints at key suppliers have resulted in accelerated payment of accounts payable by Motorola, impacting our cash flow. This trend could continue and may even accelerate, impacting our cash flow.

•	Increased Risk of Losses or Impairment Charges Related to Debt Securities and Equity and Other Investments Held by Motorola: The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. In 2008, Motorola has recognized $186 million of impairment charges and $101 million of temporary unrealized losses on debt securities held in its Sigma Fund, a broadly diversified portfolio of highly rated, short-duration debt securities. There can be no assurance that the value of Sigma Fund investments will not decline further in the future.

Also, many of the Company’s equity investments are in early-stage technology companies and, therefore, may be particularly subject to substantial price volatility and heightened risk from the tightening in the credit markets.

•	Increased Risk of Financial Counterparty Failures Could Negatively Impact our Financial Position: The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company is exposed to credit loss in the event of nonperformance by the counterparties to these financial instruments. In order to minimize this risk, the contracts are distributed among several leading financial institutions, all of whom presently have investment grade credit ratings. Although the Company has not experienced and does not anticipate nonperformance by its counterparties, in light of the ongoing threats to financial institutions from the global financial crisis, there can be no assurance of performance by the counterparties to these financial instruments.

•	Returns on Pension and Retirement Plan Assets and Interest Rate Changes Could Affect Our Earnings in Future Periods: The funding position of our pension plans is impacted by the performance of the financial markets, particularly the equity markets, and the discount rates used to calculate our pension obligations for funding and expense purposes. Recent significant declines in the financial markets have negatively impacted the value of the assets in the Company’s pension plans. In addition, lower bond yields may reduce our discount rates resulting in increased pension contributions and expense.

Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, we could be required to make larger contributions. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of higher contributions in the future increases.

•	Impact on Ability to Sell Receivables: The Company sells accounts receivable and long-term receivables to third parties. Sales are made both on a one-time, non-recourse basis and under committed facilities that involve contractual commitments from third parties to purchase qualifying receivables up to monetary limits. These sales of receivables provide the Company the ability to accelerate cash flow when it is prudent to do so. The ability to sell (or “factor”) receivables, particularly under committed facilities, is often subject to the credit quality of the obligor and the Company’s ability to obtain sufficient levels of credit insurance from independent insurance companies. In early 2009, a $400 million committed facility expired and was not renewed. Although the Company is negotiating replacement facilities, there is no assurance that the Company will be able to implement these facilities. Reduction in the volume of committed receivable purchasing facilities could limit the Company’s ability to sell receivables in the future. Further, the severe tightening in the credit markets due to the ongoing global financial crisis could limit the Company’s ability to sell receivables in the future, particularly if the creditworthiness of our customers declines.

•	Impact on Ability to Purchase Sufficient Credit Insurance: We purchase a large amount of credit insurance to mitigate some of our credit risks. In particular, our ability to sell receivables, particularly under committed receivables facilities, is often subject to obtaining sufficient levels of credit insurance from independent insurance companies. Accordingly, our ability to sell certain of our receivables, and therefore our cash flows, could be negatively impacted if we are not able to continue to purchase credit insurance in certain countries and in sufficient quantities. Although credit insurance remains generally available to the Company, it has become more expensive to obtain and often requires higher deductibles than in the past.

There can be no assurances that the Company will be able to obtain sufficient quantities of credit insurance in the necessary locations in the future.

We face a number of risks related to the recent downgrade of the Company’s long-term debt to non-investment grade by one credit rating agency:

In December, Standard and Poor’s downgraded the Company’s long-term debt to BB+ (one level below investment grade) from BBB and removed the short-term rating. In February 2009, Fitch Ratings downgraded the Company’s long-term debt to BBB- from BBB and downgraded the short-term debt rating to F-3 from F-2. Also in February 2009, Moody’s Investor Service downgraded the Company’s long-term debt to Baa3 from Baa2 and downgraded the short-term debt rating to P-3 from P-2. Since the Company has a non-investment grade rating from one rating agency, it is referred to as a “split rated credit”.

•	Our access to short-term borrowing in the commercial paper market is very limited: While the Company did not issue commercial paper in 2008, if the Company needs access to very short-term borrowing, it may no longer be able to access the unsecured commercial paper market because of its P-3/F-3 short-term ratings. Other sources of short-term borrowing may be more limited, if available at all, and will have higher cost to borrow than the commercial paper market.

•	Our access to the long-term debt market may be limited: As a split rated credit, our ability to issue long-term debt is more limited and the market into which split rated debt is offered can be very volatile and can be unavailable for periods of time. As a result, it may be more difficult for us to quickly issue long-term debt and any debt issued may be more costly. These factors may impact our operating flexibility.

•	Our ability to provide performance bonds, bid bonds, standby letters of credit and surety bonds could be severely limited: Commercial contracts with Motorola’s customers often require performance bonds, bid bonds, standby letters of credit and surety bonds (collectively, referred to as “Performance Bonds”) to be issued on behalf of the Company by banks and insurance companies. As a split rated credit, issuers of these Performance Bonds may be less likely to provide Performance Bonds on the Company’s behalf in the future, unless the Company provides collateral. These limitations on issuance may apply to the renewal and extension of existing Performance Bonds, as well as the issuance of new Performance Bonds. Such collateral requirements could result in less liquidity for other operational needs. Also, as a result of the Company’s current credit ratings, there has been an increase in the cost of issuance of Performance Bonds.

•	Our ability to hedge foreign exchange risk could be severely limited: As a split rated credit, counterparties may be unwilling to provide trading and derivative lines for the Company without cash collateral. This would severely limit our ability to reduce volatility in earnings and cash flow. Should cash collateral be provided, less liquidity would be available for operational needs.

•	Our ability to fund our foreign affiliates could be limited: The Company relies on uncommitted lines of credit from banks to provide daylight overdraft, short-term loans and other sources of liquidity for foreign affiliates. As a split rated credit, lenders may be unwilling to provide credit to our foreign affiliates. This could result in the Company using U.S. cash to make loans to these affiliates or provide permanent equity where loans are not possible.

•	Trade terms with suppliers could become less favorable: Given the Company’s split rating, suppliers may require letters of credit, cash collateral or other forms of security as part of standard payment conditions. This could result in reduced liquidity and less leverage in pricing negotiations.

•	Our ability to sell receivables could be impacted: As a split rated credit, the conditions placed on us by the parties that we sell our receivables to will become more stringent. If we are unable, or choose not to, meet these new conditions, our ability to sell the receivables will be negatively impacted.

We may not be able to borrow funds under our credit facility if we are not able to meet the conditions for borrowing required by our facility.

Our existing $2 billion five-year domestic syndicated revolving credit facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. Although there are no borrowings outstanding under the facility, if we wish to borrow under this facility in the future, there can be no assurance that we will be in compliance with these conditions, covenants and representations.

We may not generate sufficient future taxable income, which may require additional deferred tax asset valuation allowances.

If the Company is unable to generate sufficient future taxable income in the U.S. and certain other jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowances against its deferred tax assets resulting in an increase in its effective tax rate and an adverse impact on future operating results.

We may be required to record additional goodwill or amortizable intangible assets impairment charges, which could result in an additional significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in the Company’s stock price or market capitalization, reduced estimates of future cash flows, and slower growth rates in our industry. During 2008, the Company recorded goodwill impairment charges of $1.6 billion and intangible assets impairment charges of $129 million. The goodwill impairment charges resulted from lower asset values in the overall market and the impact of the macroenvironment on the Company’s near-term forecasts. The intangible asset impairments resulted from a change in a technology platform strategy. Further declines in the Company’s stock price, the markets or reductions in the Company’s future cash flow estimates and future operating results may require the Company to record significant additional goodwill or intangible asset impairment charges in our financial statements in future periods, negatively impacting our financial results.

Our strategy to separate our businesses into two publicly-traded companies may have an adverse effect on business operations and our assets.

The Company has announced a strategy to separate into two publicly-traded companies in the future, if and when market and businesses conditions support a separation. There are various uncertainties and risks relating to the proposed separation of our businesses into two publicly-traded companies, which are enhanced because we have not announced a target date for the separation or determined the structure that will best serve the strategic realignment. The uncertainties and risks that could have an adverse effect on our business operations or assets include: (i) the distraction of management and disruption of operations, which could have a material adverse effect on our operating results; (ii) perceived uncertainties as to our future direction may result in increased difficulties in recruiting and retaining employees, particularly highly qualified employees; (iii) perceived uncertainties as to our future direction may have a negative impact on our relationships with our customers, suppliers, vendors and partners and may result in the loss of business opportunities; (iv) the process of exploring strategic alternatives may be time consuming and expensive and may result in the loss of business opportunities; and (v) we may not be able to successfully achieve the benefits of any strategic alternative undertaken by us.

Our future financial results may be negatively impacted if we do not execute on our hardware and software strategy for our Mobile Devices business.

As part of our ongoing effort to improve the product portfolio of our Mobile Devices business, we are in the process of rationalizing our hardware and software platforms to reduce the complexity of our product platforms and system architecture to lower our cost to produce devices and to enable richer consumer experiences. Failure to execute these rationalization plans in a timely and effective manner may cause us to be competitively disadvantaged in many areas, including but not limited to, cost, time to market and the ability to ramp-up production in a timely fashion with acceptable quality and improved/additional features.

If our operating system strategy is not successful, our Mobile Devices business could be negatively impacted.

We have made a strategic decision to use third-party and/or open source operating systems, such as Google’s Android operating system and Microsoft’s Windows Mobile operating system in our wireless products. As a result of this, we are at risk due to our dependency on third parties continued development of operating systems and third parties’ software application ecosystem infrastructures. With respect to Google’s Android operating system which is a newer operating system for wireless handsets, in the event that Google’s Android team no longer develops the Android code base and this development is not taken up by the open source community, this would increase the burden of development on Motorola. From an overall risk perspective, the industry is currently engaged in an extremely competitive phase with respect to operating system platforms and software generally.

Android is viewed as a competitive platform in the Linux and smartphone categories. If Android fails to gain operator and/or developer adoption, the Company’s financial results could be negatively impacted.

We have taken, and continue to take, cost-reduction actions. Our ability to complete these actions and the impact of such actions on our business may be limited by a variety of factors. The cost-reduction actions, in turn, may expose us to additional production risk and have an adverse effect on our sales, profitability and ability to attract and retain employees.

We have been reducing costs and simplifying our product portfolios in all of our businesses, with sizable reductions in our Mobile Devices business. We have discontinued product lines, exited businesses, consolidated manufacturing operations, increased manufacturing with third parties, reduced our employee population and changed our compensation and benefit programs.

The impact of these cost-reduction actions on our sales and profitability may be influenced by many factors including, but not limited to: (i) our ability to successfully complete these ongoing efforts; (ii) our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete; (iii) delays in implementation of anticipated workforce reductions in highly-regulated locations outside the United States, particularly in Europe and Asia; (iv) decline in employee morale and the potential inability to meet operational targets due to the loss of employees; (v) our ability to retain or recruit key employees, particularly as a result of recent actions to suspend the Company’s 401(k) contributions to employee accounts, permanently freeze all future benefit accruals under U.S. pension plans and eliminate merit increase programs in the U.S. and many other markets; (vi) the adequacy of our manufacturing capacity, including capacity provided by third parties; and (vii) the performance of other parties under contract manufacturing arrangements on which we rely for the manufacture of certain products, parts and components.

All of our businesses have consolidated or exited certain facilities and our products are manufactured in fewer facilities than in the past. While we have business continuity and risk management plans in place in case capacity is significantly reduced or eliminated at a given facility, the reduced number of alternative facilities could cause the duration of any manufacturing disruption to be longer. As a result, we could have difficulties fulfilling our orders and our sales and profits could decline.

The demand for our products depends, in part, on the continued growth of the industries in which we participate. A market decline in any one of these industries could have an adverse effect on our business.

The rate at which the portions of the telecommunications industry in which we participate continue to grow is critical to our ability to improve our overall financial performance and we could be negatively impacted by a slowdown. Our business was very negatively impacted by the economic slowdown and the corresponding reduction in capital spending by the telecommunications industry from 2001 to 2003, and we are forecasting declines and slower growth in 2009 for the industries we compete in.

Our customers and suppliers are located throughout the world and, as a result, we face risks that other companies that are not global may not face.

Our customers and suppliers are located throughout the world and more than half of our net sales are made to customers outside the U.S. In addition, we have many manufacturing, administrative and sales facilities outside the U.S. and more than half of our employees are employed outside the U.S. Most of our suppliers’ operations are outside the U.S., and most of our products are manufactured outside the U.S.

As with all companies that have sizeable sales and operations outside the U.S., we are exposed to risks that could negatively impact sales or profitability, including but not limited to: (i) tariffs, trade barriers and trade disputes, customs classifications and certifications, including but not limited to changes in classifications or errors or omissions related to such classifications and certifications; (ii) changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards & consumer protection; (iii) longer payment cycles; (iv) tax issues, such as tax law changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, and difficulties in repatriating cash generated or held abroad in a tax-efficient manner; (v) currency fluctuations, particularly in the Chinese renminbi, Euro, Brazilian real, Taiwan dollar and Japanese yen; (vi) foreign exchange regulations, which may limit the Company’s ability to convert or repatriate foreign currency; (vii) challenges in collecting accounts receivable; (viii) cultural and language differences; (ix) employment regulations and local labor conditions; (x) difficulties protecting IP in foreign countries; (xi) instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts; (xii) natural disasters; (xiii) public health issues or outbreaks;

(xiv) changes in laws or regulations that adversely impact benefits being received by the Company; and (xv) the impact of each of the foregoing on our outsourcing and procurement arrangements.

Many of our products that are manufactured outside the U.S. are manufactured in Asia and Mexico. If manufacturing in these regions is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. Furthermore, the legal system in China is still developing and is subject to change. Accordingly, our operations and orders for products in China could be adversely impacted by changes to, or interpretation of, Chinese law.

We also have presence in emerging markets such as India and Russia. We face challenges in emerging markets, including creating demand for our products and the negative impact of changes in the laws, or the interpretation of the laws, in those countries.

Changes in our operations or sales outside the U.S. markets could result in lost benefits in impacted countries and increase our cost of doing business.

The Company has entered into various agreements with non-U.S. governments, agencies, or similar organizations under which the Company receives certain benefits relating to its operations and/or sales in the jurisdiction. If the Company’s circumstances change and operations or sales are not at levels originally anticipated, the Company may be at risk of losing some or all of these benefits and increasing our cost of doing business.

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

In some cases, if the quality issue affects the product’s safety or regulatory compliance, then such a “defective” product may need to be recalled. Depending on the nature of the defect and the number of products in the field, it could cause the Company to incur substantial recall costs, in addition to the costs associated with the potential loss of future orders, and the damage to the Company’s goodwill or brand/reputation. In addition, the Company may be required, under certain customer contracts, to pay damages for failed performance that might exceed the revenue that the Company receives from the contracts. Recalls involving regulatory agencies could also result in fines and additional costs. Finally, recalls could result in third-party litigation, including class action litigation by persons alleging common harm resulting from the purchase of the products.

If the volume of our sales decrease or do not reach projected targets, we could face increased materials and manufacturing costs that may make our products less competitive.

We have negotiated favorable pricing terms with many of our suppliers, some of which have volume-based pricing. In the case of volume-based pricing arrangements, we may experience higher than anticipated costs if current volume-based purchase projections are not met. Some contracts have minimum purchase commitments and we may incur large financial penalties if these commitments are not met. We also may have unused production capacity if our current volume projections are not met, increasing our production cost per unit. In the future, as we establish new pricing terms, our volume demand could adversely impact future pricing from suppliers. All of these outcomes may result in our products being more costly to manufacture and less competitive.

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

In addition to our own sales force, we offer our products through a variety of third-party distributors, representatives and retailers. Certain of our distributors or representatives may also market other products that compete with our products. The loss, termination or failure of one or more of our distributors or representatives to effectively promote our products, or changes in the financial or business condition of these distributors, representatives or retailers, could affect our ability to bring products to market.

We face many risks relating to intellectual property rights.

Our business will be harmed if: (i) we, our customers and/or our suppliers are found to have infringed intellectual property rights of third parties, (ii) if the intellectual property indemnities in our supplier agreements are inadequate to cover damages and losses due to infringement of third-party intellectual property rights by supplier products, (iii) if we are required to provide broad intellectual property indemnities to our customers, or (iv) if our intellectual property protection is inadequate to protect our proprietary rights. We may be harmed if we are forced to make publicly available, under the relevant open-source licenses, certain internally developed software-related intellectual property as a result of either our use of open-source software code or the use of third-party software that contains open-source code.

Because our products are comprised of complex technology, much of which we acquire from suppliers through the purchase of components or licensing of software, we are often involved in or impacted by litigation regarding patent and other intellectual property rights. Third parties have asserted, and in the future may assert, intellectual property infringement claims against us and against our customers and suppliers. Defending claims may be expensive and divert the time and efforts of our management and employees. Increasingly, third parties have sought broad injunctive relief which could limit our ability to sell our products in the U.S. or elsewhere with intellectual property subject to the claims. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain products if we or our customer or supplier are subject to a final injunction.

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

Motorola is a purchaser of CDMA EV-DO baseband processor chips and chipsets from Qualcomm Incorporated (“Qualcomm”), and we previously announced an intention to design certain of Qualcomm’s W-CDMA chipsets into certain of our 3G handsets. Qualcomm and Broadcom Corporation (“Broadcom”) are engaged in several patent-related legal actions. In certain of these actions, Broadcom is seeking orders to ban the importation into the U.S. of Qualcomm’s infringing EV-DO and W-CDMA baseband processor chipsets and certain “downstream” products that contain them (including Motorola handsets) and/or limit Qualcomm’s ability to provide certain services and products in the U.S. relating to such infringing chipsets. A final outcome adverse to Qualcomm in any of the patent-related legal actions could have a material adverse impact on Motorola’s performance by making it difficult, more expensive or impossible for Motorola to make and/or import products destined for the U.S. market that use certain infringing Qualcomm chipsets. While we continue to work with Qualcomm and others on contingency plans relating to these cases, there is no guarantee that such plans will prove successful or avoid further legal challenge.

Our future financial results may be negatively impacted if we are not successful in licensing our intellectual property.

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

We rely on third-party suppliers for many of the components used in our products and we rely on third-party manufacturers to manufacture many of our assemblies and finished products. If we are not able to engage such manufacturers with the capabilities or capacities required by our business, or if such third parties lack sufficient quality control or if there are significant changes in the financial or business condition of such third parties, it could have a material adverse effect on our business.

We also have third-party arrangements for the design or manufacture of certain products, parts and components. If we are not able to engage such parties with the capabilities or capacities required by our business, or if these third parties fail to deliver quality products, parts and components on time and at reasonable prices, we could have difficulties fulfilling our orders and our sales and profits could decline.

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

The Sigma Fund holds U.S. Dollar-denominated debt obligations which include, among other securities, corporate bonds, asset- and mortgage-backed securities. As issuers of these securities continue to be negatively impacted by the weakened global economic environment and dislocation in the financial markets, the total fair value of the Sigma Fund holdings is less than its total original cost. The fair value of these holdings may experience further declines due to the widening credit spreads in several debt market segments or if the underlying debtors should default on their obligations. Such events could result in additional temporary unrealized losses or impairment charges in the Sigma Fund investments.

It may be difficult for us to recruit and retain the types of highly-skilled employees that are necessary to remain competitive.

Competition for key technical personnel in high-technology industries is intense. We believe that our future success depends in large part on our continued ability to hire, assimilate, retain and leverage the skills of qualified engineers and other highly-skilled personnel needed to compete and develop successful new products. We may not be as successful as our competitors at recruiting, assimilating, retaining and utilizing these highly-skilled personnel. In particular, we may have more difficulty attracting or retaining highly-skilled personnel during periods of poor operating performance, and as a result of recent actions to suspend the Company’s 401(k) contributions to employee accounts, permanently freeze all future benefit accruals under U.S. pension plans and eliminate merit increase programs in the U.S. and many other markets.

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

The Company has many types of insurance coverage and also self-insures for some risks and obligations. The insurance market was disrupted after the events of September 11, 2001 and the 2005 hurricanes. While the cost and availability of most insurance has stabilized, there are still certain types and levels of insurance that remain unavailable. Natural disasters and certain risks arising from securities claims and public liability are potential self-insured events that could negatively impact our financial results.

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

The U.S. leads the world in spectrum deregulation, allowing new wireless communications technologies to be developed and offered for sale. Examples include wireless local area network systems, such as WiFi, mesh technologies and wide area network systems, such as WiMAX and LTE. Other countries have also deregulated portions of their available spectrum to allow deployment of these and other technologies. Deregulation may introduce new competition and new opportunities for Motorola and our customers.

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

In addition, the laws and regulations that apply directly to access to, or commerce on, the Internet are still evolving. We could be adversely affected by any such regulation in any country where we operate, including under the new presidential administration in the U.S. The adoption of such measures could decrease demand for our products and at the same time increase the cost of selling such products.

Consolidations in both the cable and telecommunication industries may adversely impact our business.

The cable and telecommunication industries have experienced consolidation and this trend is expected to continue according to industry estimates. Industry consolidation could result in delays of purchases or in the selection of new suppliers by the merged companies. This could adversely impact equipment suppliers like Motorola and our competitors. Due to continuing consolidation within the cable and telecommunications industries worldwide, a small number of operators own a majority of cable television systems and account for a significant portion of the capital spending made by cable telecommunications systems operators.

The effects of FCC regulations requiring separation of security functionality from set-tops could negatively impact our sales of set-tops to cable providers.

Historically, reception of digital television programming from a cable broadband network has required a set-top with security technology. Traditionally, cable service providers sold or leased their set-top to their customer. This security technology has limited the availability of set-tops to those manufactured by a few cable network manufacturers, including Motorola. FCC regulations requiring separation of security functionality from set-tops that are aimed at increasing competition and encouraging the sale of set-tops in the retail market became effective for most customers in 2007. As the retail market develops for set-tops and televisions capable of accepting the security modules, sales of our set-tops to cable providers may be negatively impacted. In addition, a full two-way security interface specification that allows retail customers access to all programming available on a cable operator’s network without the need for a set-top box has been adopted by a few television manufacturers. They began shipping television sets that incorporate this capability in 2008.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a material adverse impact on our operations, sales and operating results.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within Motorola and some are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. We have implemented various measures to manage our risks related to system and network disruptions, but a system failure or security breach could negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Our share price has been and may continue to be volatile.

Our share price has been volatile due, in part, to generally volatile securities markets, and the volatility in the telecommunications and technology companies’ securities markets in particular. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, spending plans of our customers, and the level of perceived growth in the industries in which we participate.

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

Failure of our suppliers to use acceptable ethical business practices could negatively impact our business.

It is our policy to require our suppliers to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers fails to procure necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the salability of our inventory and expose us to financial obligations to a third party. Any of these events could have a material adverse effect on our sales and results of operations.

Copyright levies in numerous countries for the sale of products may adversely impact our business.

Motorola faces the possibility of substantial copyright levies from collecting societies in numerous countries for the sale of products that might be used for the private copying of copyright protected works such as mobile phones, memory cards, and set top boxes. The collecting societies argue that such levies should apply to such products because they include audio/video recording functionality, such as an MP3 player or DVR or storage capability, despite the fact that such products are not primarily intended to act as a recording device. As of this date, to our knowledge, no copyright levies have been paid to any collecting societies anywhere by any manufacturer. Motorola is currently working with other major mobile communications companies to challenge the applicability of these levies to mobile phones, and is also engaged in aggressive lobbying efforts against the levies in general at the European Union level. However, if these levies are imposed, our financial results will be negatively impacted.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Motorola’s principal executive offices are located at 1303 East Algonquin Road, Schaumburg, Illinois 60196. Motorola also operates manufacturing facilities and sales offices in other U.S. locations and in many other countries. (See “Item 1: Business” for information regarding the location of the major facilities for each of Motorola’s business segments.) Motorola owns 35 facilities (manufacturing, sales, service and office), 21 of which are located in the Americas Region (USA, Canada, Mexico and Latin America) and 14 of which are located in other countries. Motorola leases 321 facilities, 140 of which are located in the Americas Region and 181 of which are located in other countries. Motorola primarily utilizes 10 major facilities for the manufacturing and distribution of its products. These facilities are located in: Hangzhou and Tianjin, China; Taipei, Taiwan; Chennai, India; Penang, Malaysia; Schaumburg, Illinois; Jaguariuna, Brazil; Reynosa, Mexico; Arad, Israel; and Berlin, Germany.

During 2008 and the beginning of 2009, facilities in: Flensburg, Germany; Bohemia, New York; Glen Rock, New Jersey; Beijing, China; and Taunesstein, Germany were sold. Sites at Chandler, Arizona; Arlington Heights, Illinois; and Nogales, Mexico are currently for sale.

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

Item 3: Legal Proceedings

Telsim-Related Cases

In April 2001, Telsim Mobil Telekomunikasyon Hizmetleri A.S. (“Telsim”), a wireless telephone operator in Turkey, defaulted on the payment of approximately $2 billion of loans owed to Motorola and its subsidiaries (the “Telsim Loans”). The Uzan family controlled Telsim until 2004 when an agency of the Turkish government took over control of Telsim. In December 2005, Telsim was sold by the Turkish government to Vodafone and Motorola received an aggregate payment from the sale of $910 million.

The Company continues its efforts to collect on its judgment of $2.13 billion (the “U.S. Judgment”) for compensatory damages rendered by the United States District Court for the Southern District of New York (the “District Court”) against the Uzans on July 31, 2003 and affirmed by the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) in 2004 and in connection with foreign proceedings against the Uzan family. However, the Company believes that the ongoing litigation, collection and/or settlement processes against the Uzan family will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgments against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. Following a remand from the Second Circuit of the U.S. Judgment, on February 8, 2006, the District Court awarded a judgment in favor of Motorola for $1 billion in punitive damages against the Uzan family and their co-conspirator, Antonio Luna Bettancourt. That decision was affirmed by the Second Circuit on November 21, 2007. The District Court, on April 10, 2007, denied the Uzans’ motion to vacate the U.S. Judgment. The Uzans have appealed that decision to the Second Circuit.

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

In addition, on August 24, 2007, two lawsuits were filed as purportedly derivative actions on behalf of Motorola, Williams v. Zander, et al., and Cinotto v. Zander, et al., in the Circuit Court of Cook County, Illinois against the Company and certain of its current and former officers and directors. These complaints make similar factual allegations to those made in the Silverman complaint and assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaints seek unspecified damages associated with the alleged loss to the Company deriving from the defendants’ actions and demand that Motorola make a number of changes to its internal procedures. An amended complaint was filed on December 14, 2007. On January 27, 2009, Motorola’s motion to dismiss the amended complaint was granted in part and denied in part.

In re Adelphia Communications Corp. Securities and Derivative Litigation

On December 22, 2003, Motorola was named as a defendant in two cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation (the “Adelphia MDL”). The Adelphia MDL consists of at least fourteen individual cases and one purported class action that were filed in or have been transferred to the United States District Court for the Southern District of New York. First, Motorola was named as a defendant in the Second Amended Complaint in the individual case of W.R. Huff Asset Management Co. L.L.C. v. Deloitte & Touche LLP, et al. (the “Huff Complaint”). This case was originally filed by W.R. Huff Asset Management Co. L.L.C. on June 7, 2002, in the United States District Court for the Western District of New York and was subsequently transferred to the Southern District of New York as related to the Adelphia MDL. Motorola and several other individual and corporate defendants are named in the amended complaint.

As to Motorola, the complaint alleges a claim arising under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder relating to Adelphia securities, and seeks recovery of the consideration paid by plaintiff for Adelphia debt securities, compensatory damages, costs and expenses of litigation and other relief. Motorola filed a motion to dismiss this complaint on March 8, 2004, which was granted on January 29, 2009. Plaintiff’s motion to file an amended complaint is pending at this time.

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

On September 14, 2004, a complaint filed in state court in Los Angeles, California, named Motorola, Scientific-Atlanta and certain officers of Scientific-Atlanta as defendants, Los Angeles County Employees Retirement Association et al. v. Motorola, Inc., et al. The complaint raises claims under California law for aiding and abetting fraud and conspiracy to defraud and generally makes the same allegations as the other previously disclosed cases relating to the In re Adelphia Communications Corp. Securities and Derivative Litigation that have been transferred to the Southern District of New York. There are no new substantive allegations. The complaint seeks compensatory damages, opportunity-cost damages, punitive and other exemplary damages and other relief. In late 2004, the Multi-District Litigation Panel transferred the case to federal court in New York, which transfer is now final. Motorola filed a motion to dismiss the complaint in this action on September 19, 2005, which is awaiting decision.

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

Adelphia Communications Corp.—Bankruptcy Court Lawsuit

On June 23, 2006, Adelphia, on behalf of the estate and the various classes of Adelphia creditors, objected to Motorola’s claim for payment of $67 million and asserted causes of action against Motorola including preferences, avoidance of liens, fraudulent transfers, equitable subordination and aiding and abetting fraud as part of the ongoing Adelphia bankruptcy action in the Bankruptcy Court for the Southern District of New York. Plaintiff is alleging damages in excess of $1 billion against Motorola for the above-stated causes of action. The bankruptcy action is still pending.

Intellectual Property Related Cases

Tessera, Inc. v. Motorola, Inc., et al.

Motorola is a purchaser of semiconductor chips with certain ball grid array (“BGA”) packaging from suppliers including Qualcomm, Inc. (“Qualcomm”), Freescale Semiconductor, Inc. (“Freescale Semiconductor”), ATI Technologies, Inc. (“ATI”), Spansion Inc. (“Spansion”), and STMicroelectronics N.V. (“STMicro”). On April 17, 2007, Tessera, Inc. (“Tessera”) filed patent infringement legal actions against Qualcomm, Freescale Semiconductor, ATI, Spansion, STMicro and Motorola in the U.S. International Trade Commission (the “ITC”) (In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605) and the United States District Court, Eastern District of Texas, Tessera, Inc. v. Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc. and ATI Technologies, Inc., alleging that certain BGA packaged semiconductors infringe patents that Tessera claims to own. Tessera is seeking orders to ban the importation into the U.S. of certain semiconductor chips with BGA packaging and certain “downstream” products that contain them (including Motorola products) and/or limit suppliers’ ability to provide certain services and products or take certain actions in the U.S. relating to the packaged chips. On December 1, 2008, an Administrative Law Judge issued an initial determination that Tessera failed to prove that BGA packaged semiconductors contained in Motorola products infringe Tessera’s patent claims. On January 30, 2009, the International Trade Commission issued a notice that it will review the Administrative Law Judge’s initial determination and a final determination on the merits is expected on or before April 14, 2009. The patent claims being asserted by Tessera are subject to reexamination proceedings in the U.S. Patent and Trademark Office (“PTO”).

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

Not applicable.

Executive Officers of the Registrant

Following are the persons who were the executive officers of Motorola as of February 28, 2009, their ages as of January 1, 2009, their current titles and positions they have held during the last five years:

Gregory Q. Brown; age 48; Co-Chief Executive Officer, Motorola, Inc. and Chief Executive Officer of Broadband Mobility Solutions since August 2008; President and Chief Executive Officer, Motorola, Inc. from January 2008 to August 2008; President and Chief Operating Officer from June 2007 to January 2008; Executive Vice President, President, Networks and Enterprise from June 2006 to June 2007; Executive Vice President and President, Government and Enterprise Mobility Solutions from January 2005 to June 2006; Executive Vice President and President, Commercial, Government and Industrial Solutions Sector from January 2003 to January 2005.

Dr. Sanjay K. Jha; age 45; Co-Chief Executive Officer, Motorola, Inc. and Chief Executive Officer, Mobile Devices since August 2008; Executive Vice President and Chief Operating Officer, Qualcomm, Inc. from December 2006 to August 2008; Executive Vice President, Qualcomm, Inc. and President, Qualcomm CDMA Technologies from January 2003 to December 2006.

Eugene A. Delaney; age 52; Executive Vice President, President, Enterprise Mobility Solutions since January 2009; Senior Vice President, Government and Public Safety from May 2007 to January 2009; Senior Vice President, International Sales Operations, Networks and Enterprise from May 2006 to May 2007; Senior Vice President, International Sales Operations, Government and Enterprise Mobility Solutions from May 2005 to May 2006; Executive Vice President and President, Global Relations and Resources Organization, Government and Enterprise Mobility Solutions from February 2005 to May 2005; Executive Vice President and President, Global Relations and Resources Organization from January 2003 to February 2005.

Edward J. Fitzpatrick; age 42; Senior Vice President, Corporate Controller and Acting Chief Financial Officer since February 2009; Senior Vice President, Corporate Controller since January 2009; Corporate Vice President, Finance, Home and Networks Mobility from January 2008 to January 2009; Vice President, Finance, Home and Networks Mobility from June 2007 to January 2008; Vice President, Finance and Controller, Networks and Enterprise from April 2006 to June 2007; Vice President, Finance and Controller, Government and Enterprise Mobility Solutions from July 2005 to April 2006; Senior Director and Controller, Connected Home Solutions from February 2000 to July 2005.

A. Peter Lawson; age 62; Executive Vice President, General Counsel and Secretary since May 1998.

Gregory A. Lee; age 59; Senior Vice President, Human Resources since January 2008; Senior Vice President, Human Resources, Coca Cola Enterprises from August 2006 to January 2008; Independent Consultant, Talent Management Strategies from May 2005 to August 2006; Senior Vice President, Human Resources, Sears, Roebuck and Co., from January 2001 to May 2005.

Daniel M. Moloney; age 49; Executive Vice President, President, Home and Networks Mobility since April 2007; Executive Vice President, President, Connected Home Solutions from January 2005 to April 2007; Executive Vice President and President, Broadband Communications Sector from June 2002 to January 2005.

Karen P. Tandy; age 55; Senior Vice President, Public Affairs and Communications since July 2008; Senior Vice President, Global Government Affairs & Public Policy from November 2007 to July 2008; Administrator to the U.S. Drug Enforcement Agency from July 2003 to November 2007.

The above executive officers will serve as executive officers of Motorola until the regular meeting of the Board of Directors in May 2009 or until their respective successors shall have been elected. There is no family relationship between any of the executive officers listed above.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Motorola’s common stock is listed on the New York and Chicago Stock Exchanges. The number of stockholders of record of Motorola common stock on January 31, 2009 was 76,858.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption “Equity Compensation Plan Information” of Motorola’s Proxy Statement for the 2009 Annual Meeting of Stockholders. The remainder of the response to this Item incorporates by reference Note 17, “Quarterly and Other Financial Data (unaudited)” of the Notes to Consolidated Financial Statements appearing under “Item 8: Financial Statements and Supplementary Data”.

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number	(or Approximate Dollar
			of Shares Purchased	Value) of Shares that
	(a) Total Number	(b) Average Price	as Part of Publicly	May Yet be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs(1)	Programs(1)

9/28/08 to 10/24/08	0		0	$3,629,062,576
10/25/08 to 11/21/08	0		0	$3,629,062,576
11/22/08 to 12/31/08	0		0	$3,629,062,576

Total	0		0

(1)	Through actions taken on July 24, 2006 and March 21, 2007, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009. The timing and amount of future repurchases, if any, will be based on market and other conditions.

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total returns of Motorola, Inc., the S&P 500 Index and the S&P Communications Equipment Index.

This graph assumes $100 was invested in the stock or the Index on December 31, 2003 and also assumes the reinvestment of dividends. This graph assumes reinvestment of the Company’s distribution to its shareholders of 0.110415 shares of Class B common stock of Freescale Semiconductor, Inc. (“Freescale Class B Shares”) on December 2, 2004 for each share of Motorola common stock. For purposes of this graph, the Freescale Semiconductor, Inc. distribution is treated as a non-taxable cash dividend of $2.06 (the value of 0.110415 Freescale Class B Shares, based on Freescale Semiconductor’s December 2, 2004 closing price of $18.69) that would have been reinvested in Motorola common stock at the close of business on December 2, 2004.

Five-Year Performance Graph

Item 6:	Selected Financial Data

Motorola, Inc. and Subsidiaries
Five-Year Financial Summary

	Years Ended December 31
(Dollars in millions, except as noted)	2008	2007	2006	2005	2004

Operating Results
Net sales	$30,146	$36,622	$42,847	$35,310	$29,680
Costs of sales	21,751	26,670	30,120	23,881	19,715

Gross margin	8,395	9,952	12,727	11,429	9,965

Selling, general and administrative expenses	4,330	5,092	4,504	3,628	3,508
Research and development expenditures	4,109	4,429	4,106	3,600	3,316
Other charges (income)	2,347	984	25	(404)	149

Operating earnings (loss)	(2,391)	(553)	4,092	4,605	2,992

Other income (expense):
Interest income (expense), net	48	91	326	71	(200)
Gains on sales of investments and businesses, net	82	50	41	1,845	460
Other	(376)	22	151	(109)	(140)

Total other income (expense)	(246)	163	518	1,807	120

Earnings (loss) from continuing operations before income taxes	(2,637)	(390)	4,610	6,412	3,112
Income tax expense (benefit)	1,607	(285)	1,349	1,893	1,013

Earnings (loss) from continuing operations	(4,244)	(105)	3,261	4,519	2,099
Earnings (loss) from discontinued operations, net of tax	—	56	400	59	(567)

Net earnings (loss)	$(4,244)	$(49)	$3,661	$4,578	$1,532

Per Share Data (in dollars)
Diluted earnings (loss) from continuing operations per common share	$(1.87)	$(0.05)	$1.30	$1.79	$0.87
Diluted earnings (loss) per common share	(1.87)	(0.02)	1.46	1.81	0.64
Diluted weighted average common shares outstanding (in millions)	2,265.4	2,312.7	2,504.2	2,527.0	2,472.0
Dividends paid per share	$0.20	$0.20	$0.18	$0.16	$0.16

Balance Sheet
Total assets	$27,869	$34,812	$38,593	$35,802	$30,922
Long-term debt	4,092	3,991	2,704	3,806	4,581
Total debt	4,184	4,323	4,397	4,254	5,298
Total stockholders’ equity	9,507	15,447	17,142	16,673	13,331

Other Data
Capital expenditures	$504	$527	$649	$548	$405
% of sales	1.7%	1.4%	1.5%	1.6%	1.4%
Research and development expenditures	$4,109	$4,429	$4,106	$3,600	$3,316
% of sales	13.6%	12.1%	9.6%	10.2%	11.2%
Year-end employment (in thousands)	64	66	66	69	68

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations for each of the three years in the period ended December 31, 2008. This commentary should be read in conjunction with our consolidated financial statements and the notes thereto appearing under “Item 8: Financial Statements and Supplementary Data.”

Executive Overview

What businesses are we in?

Motorola reports financial results for the following three operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. The segment’s net sales in 2008 were $12.1 billion, representing 40% of the Company’s consolidated net sales.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol video and broadcast network interactive set-tops, end-to-end video delivery systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems, including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the “network business”). The segment’s net sales in 2008 were $10.1 billion, representing 33% of the Company’s consolidated net sales.

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). The segment’s net sales in 2008 were $8.1 billion, representing 27% of the Company’s consolidated net sales.

What were our 2008 financial results?

•	Net Sales were $30.1 Billion: Our net sales were $30.1 billion in 2008, down 18% compared to net sales of $36.6 billion in 2007. Net sales decreased 36% in the Mobile Devices segment, increased 1% in the Home and Networks Mobility segment and increased 5% in the Enterprise Mobility Solutions segment.

•	Operating Loss of $2.4 Billion: We incurred an operating loss of $2.4 billion in 2008, compared to an operating loss of $553 million in 2007. Operating margin was (7.9)% of net sales in 2008, compared to (1.5)% of net sales in 2007. Contributing to the operating loss were: (i) $1.8 billion of goodwill and other asset impairment charges, (ii) $393 million of net charges for reorganization and separation-related transaction costs, (iii) excess inventory and other related charges of $370 million due to a decision to consolidate software and silicon platforms in the Mobile Devices segment, and (iv) a $150 million charge related to the settlement of a purchase commitment.

•	Loss from Continuing Operations of $4.2 Billion, or $1.87 per Share: We incurred a loss from continuing operations of $4.2 billion, or $1.87 per diluted common share, in 2008, compared to a loss from continuing operations of $105 million, or $0.05 per diluted common share, in 2007. Contributing to the loss from continuing operations in 2008 were: (i) a $2.4 billion operating loss, (ii) a $2.1 billion reserve related to our deferred tax asset valuation allowance, (iii) $365 million of other-than-temporary investment impairment charges, (iv) $186 million of impairment charges on Sigma Fund investments, and (v) $101 million of temporary unrealized losses of Sigma Fund investments, partially offset by: (i) the tax benefit resulting from our operating loss, and (ii) a $237 million curtailment gain associated with the decision to freeze benefit accruals in the U.S. pension plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	2008 Global Handset Market Share Estimated at 8%, based on Annual Handset Shipments of 100.1 Million Units: We estimate our share of the global handset market in 2008 was approximately 8%, a decrease of approximately 6 percentage points versus 2007. We shipped 100.1 million handsets in 2008, a 37% decrease compared to shipments of 159.1 million handsets in 2007. We estimate our market share in the fourth quarter of 2008 was approximately 6%, a decrease of approximately 6 percentage points versus the fourth quarter of 2007. We shipped 19.2 million handsets in the fourth quarter of 2008, a 53% decrease compared to shipments of 40.9 million handsets in the fourth quarter of 2007.

•	Digital Entertainment Device Shipments were 18.0 Million: We shipped 18.0 million digital entertainment devices in 2008, an increase of 19% compared to shipments of 15.1 million units in 2007.

•	Operating Cash Flow of $242 Million: We generated operating cash flow of $242 million in 2008, compared to operating cash flow of $785 million in 2007.

What were the financial results for our three operating business segments in 2008?

•	In Our Mobile Devices Business: Net sales were $12.1 billion in 2008, a decrease of 36% compared to net sales of $19.0 billion in 2007. On a geographic basis, net sales decreased substantially in North America, the Europe, Middle East and Africa region (“EMEA”), and Asia and, to a lesser extent, decreased in Latin America. The decrease in net sales was primarily driven by a 37% decrease in unit shipments.

The segment incurred an operating loss of $2.2 billion in 2008, compared to an operating loss of $1.2 billion in 2007. The increase in the operating loss was primarily due to a decrease in gross margin, driven by: (i) the 36% decrease in net sales, (ii) excess inventory and other related charges of $370 million in 2008 due to a decision to consolidate software and silicon platforms, and (iii) a $150 million charge in 2008 related to the settlement of a purchase commitment, partially offset by: (i) the absence in 2008 of a $277 million charge for a legal settlement in 2007, and (ii) savings from supply chain cost-reduction initiatives. The decrease in gross margin was partially offset by decreases in: (i) selling, general and administrative (“SG&A”) expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, and (ii) research and development (“R&D”) expenditures, reflecting savings from cost-reduction initiatives.

•	In Our Home and Networks Mobility Business: Net sales were $10.1 billion in 2008, an increase of 1% compared to net sales of $10.0 billion in 2007. On a geographic basis, net sales increased in Latin America and Asia, and decreased in North America and EMEA. The increase in net sales primarily reflects a 16% increase in net sales by the home business, partially offset by an 11% decrease in net sales by the networks business.

Operating earnings were $918 million, an increase of 29% compared to operating earnings of $709 million in 2007. The increase in operating earnings was primarily due to: (i) decreases in both SG&A and R&D expenditures, primarily related to savings from cost-reduction initiatives, and (ii) a decrease in reorganization of business charges, relating primarily to lower employee severance costs. These factors were partially offset by a decrease in gross margin, primarily due to: (i) an unfavorable product mix, and (ii) the absence of net sales by embedded communication computing group (“ECC”) that was divested at the end of 2007.

•	In Our Enterprise Mobility Solutions Business: Net sales were $8.1 billion in 2008, an increase of 5% compared to net sales of $7.7 billion in 2007. On a geographic basis, net sales increased in EMEA, Asia and Latin America and decreased in North America. The increase in net sales reflects an 8% increase in net sales to the government and public safety market, partially offset by a 2% decrease in net sales to the commercial enterprise market.

Operating earnings were $1.5 billion, an increase of 23% compared to operating earnings of $1.2 billion in 2007. The increase in operating earnings was primarily due to an increase in gross margin, driven by: (i) the 5% increase in net sales, (ii) a favorable product mix, (iii) the absence in 2008 of an inventory-related charge in connection with the acquisition of Symbol Technologies, Inc. (“Symbol”) during the first quarter of 2007, and (iv) a decrease in SG&A expenses, primarily related to savings from cost-reduction initiatives. The increase in gross margin was partially offset by increased R&D expenditures, primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

What were our major challenges and accomplishments in 2008?

•	In our Mobile Devices Business: 2008 was a very difficult year for our Mobile Devices business. Demand for Motorola’s wireless handsets declined in 2008 primarily due to limited product offerings in critical market segments, particularly 3G products, including smartphones, as well as very low-tier products. We also were impacted by the worldwide economic downturn in the second half of 2008, as the overall market for handsets grew at a slower rate than in 2007, particularly in the fourth quarter. Motorola believes it lost approximately 6 percentage points of market share and estimates its global market share was approximately 8% for the full year 2008.

During 2008, the Mobile Devices business launched a number of new products, including: new feature phones for GSM, CDMA and UMTS technologies; additions to the ROKR family of music devices; additions to the smartphone portfolio, including Q and MING devices, for consumers who multi-task and want flexibility in today’s business environment; and several handsets at affordable price points for consumers with everyday communications needs.

The Mobile Devices business has taken significant actions in 2008 to reduce its size and cost structure, including actions to simplify its wireless handset platforms and enhance its product portfolio. To that end, we announced that our silicon strategy is to use two primary silicon providers to achieve faster time to market and reduce costs. Our software platforms will focus on fewer operating systems, including Android (a Google-developed, royalty-free platform) and Windows Mobile (a Microsoft platform). Our portfolio focus will be increasingly on 3G and smartphone devices, particularly in the mid- and high-price tiers, while continuing to focus on our proprietary iDEN technology and CDMA software platforms. In addition to our portfolio streamlining and enhancement efforts, over the next year we will also increase our focus in priority markets. These markets will include North America, Latin America and parts of Asia, including China.

Actions taken throughout the year, including the decisions to reduce platforms and focus on key markets, resulted in a lower operating expense cost structure in 2008 compared to 2007.

•	In our Home and Networks Mobility Business: The Home and Networks Mobility business improved its operating margin and remained the world’s leading provider of digital entertainment devices. Total net sales in the home business grew by 16% in the year, which included significant business growth outside of the U.S. The business enhanced its portfolio of advanced video, voice, and data platforms with several new product introductions, including DOCSIS 3.0 products, MPEG-4 compression technology, and the DCX-series of multimedia digital entertainment devices. The home business completed the acquisition of Dahua Digital to increase our position in the rapidly growing cable market in China.

Net sales in the networks business were lower primarily due to the absence of net sales by ECC that was divested at the end of 2007. The networks business also experienced a decline in sales of iDEN, CDMA and GSM technologies, while sales of WiMAX and UMTS technologies and related services increased. Motorola continued its investments in and focus on next-generation wireless broadband technologies, including WiMAX and LTE. Our first sales for WiMAX network equipment were recorded in the fourth quarter of 2008. In addition, Motorola was the first wireless networks infrastructure supplier to demonstrate a handoff between CDMA EV-DO rev. A and LTE, as well as the first over-the-air session of LTE in the 700MHz band. Despite the challenges facing the wireless infrastructure industry, Motorola’s networks business improved its profitability compared to 2007 and demonstrated leadership in next-generation technologies.

•	In our Enterprise Mobility Solutions Business: In 2008, the Enterprise Mobility Solutions business delivered solid results, including an improvement in operating margin. The business continued to maintain leading market share positions in several highly competitive markets.

Within the government and public safety market, sales grew as demand for integrated, interoperable public safety communications increased. As new and better spectrum utilization evolves, demand and sales have increased for high-speed data applications, such as video surveillance, dual-mode devices, including the MOTOTRBO product family, and other data-based products. In addition to our continued success in the U.S., our largest market, the business experienced significant growth in all markets outside of the U.S. The business acquired a controlling interest in Vertex Standard Co., Ltd. to further expand its two-way radio portfolio and open up new market opportunities, both in the U.S. and internationally. We also announced

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the industry leading APX family of products, including mobile and portable radios and infrastructure, and received very positive customer response.

During the year, the commercial enterprise business enhanced its product portfolio by launching several new mobile computing, wireless computing and advanced data capture products that further strengthened our position in the commercial enterprise marketplace. The enhanced mobile computing offerings included the MC75 product lines, which had very successful product launches and were well received in all regions. The portfolio was also strengthened by the acquisition of AirDefense, a leading provider of premium software security applications for wireless LAN networks.

Looking Forward

Adverse economic conditions around the world have impacted many customers and consumers and resulted in slowing demand for many of our businesses. However, the longer-term, fundamental trend regarding the dissolution of boundaries between the home, work and mobility continues to evolve. We believe our focus on designing and delivering differentiated wireless communications products, unique experiences and powerful networks, as well as complementary support services, will enable consumers to have a broader choice of when, where and how they connect to people, information, and entertainment. While many markets we serve will have little to no growth, or even contraction in 2009, there still remain large numbers of businesses and consumers around the world who have yet to experience the benefits of converged wireless communications, mobility, and the Internet. As economies, financial markets and business conditions improve, this will present new opportunities to extend our brand, to market our products and services, and to pursue profitable growth.

In 2008, the Company announced that it was pursuing the creation of two independent, publicly traded companies: one comprised of our Mobile Devices business, and the other comprised of our Home and Networks Mobility and Enterprise Mobility Solutions businesses (collectively, referred to as “Broadband Mobility Solutions businesses”). The Company also indicated that it was targeting the third quarter of 2009 for the separation to occur. However, due to the weakened global economic environment and dislocation in the financial markets, as well as changes underway in the Mobile Devices business, the Company is no longer targeting the third quarter of 2009 to complete the separation. The Company has made progress on various elements of its separation plan. Management and the Board of Directors remain committed to separation in as expeditious a manner as possible and continue to believe this is the best path for the Company. Goldman Sachs & Co., the Company’s primary financial advisor on this matter, supports this direction. The Board continues to work with its financial advisors on potential alternative separation structures. The Board further believes that in working with its financial advisors the Company will be able to find a structure which will permit separation in a way that maximizes value for all shareholders.

We expect the overall global handset market to remain intensely competitive with lower total demand due to the continued adverse economic environment around the world. Our strategy is focused on simplifying product platforms, enhancing our product portfolio in the mid- and high-tier, reducing cost structure and strengthening our position in priority markets. To this end, in 2008, we have reduced the number of product platforms that we support, increasing our emphasis on 3G and smartphone devices while maintaining our focus on CDMA and iDEN technologies. We expect our transition to a more competitive portfolio will show progress by the fourth quarter 2009 and continue in 2010. In addition to our portfolio streamlining and enhancement efforts, over the next year we will also increase our focus in priority markets. These markets will include North America, Latin America and parts of Asia, including China. Along with our mobile handset initiatives, we have also increased focus on our accessories portfolio to deliver complete mobile experiences and to complement our handset features and functionalities. In addition to our efforts to dramatically improve the product portfolio, we have implemented cost-reduction initiatives to ensure that we have a more competitive cost structure. These actions will accelerate our speed to market with new products, allow us to offer richer consumer experiences and improve our financial performance.

In our Home and Networks Mobility business, we are focused on delivering personalized media experiences to consumers at home and on-the-go and enabling service providers to operate their networks more efficiently and profitably. We will build on our market leading position in digital entertainment devices and video delivery systems to capitalize on demand for high definition TV, personalized video services, broadband connectivity and higher speed. We will also deliver broadband access systems and gateway products for video, voice and data services. However, due to the impact that economic conditions, especially in the U.S., may have on demand for services provided by some of our customers, demand is likely to slow in 2009 in the home business. We will continue to make investments to position ourselves as a leading infrastructure provider of next-generation wireless technologies. As more networks are commercialized, we expect an increase in WiMAX sales opportunities beginning in 2009. We expect the overall 2G and 3G wireless infrastructure market to decline compared to 2008 and to remain highly competitive. The Home and Networks Mobility business will continue to optimize its cost structure and prioritize investments in innovation and future growth opportunities. This will position the business

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for future opportunities in emerging technologies, including video and wireline and wireless broadband, and enable the business to maintain profitability in mature technologies.

In our Enterprise Mobility Solutions business, we will build on our leadership position in mission-critical communications solutions and develop next-generation products and services for our government and public safety customers around the world. This will enable us to address the continued high priority placed on public safety and homeland security by our customers. Our business-critical enterprise communications products, including two-way communications, mobile computing, and advanced data capture products and services, allow our customers to reduce cost, increase worker mobility and productivity, and enhance their customers’ experiences. We offer this leading portfolio across a broad spectrum of commercial enterprise markets, including retail, transportation, utility, manufacturing, and healthcare industries.

Our government and enterprise customers are facing uncertainty and volatility as a result of the ongoing global financial crisis. This will likely lead to lower capital spending by these customers and slowing demand in the markets served by our Enterprise Mobility Solutions business. Over 40 U.S. states and many local governments are facing budget deficits in 2009, and some states may be required to significantly curtail spending. Additionally, many governments outside the U.S. are facing 2009 budget deficits. Although we continue to believe that our government customers will prioritize public safety and homeland security spending, budget constraints could impact the timing and volume of purchases by these customers. We believe that our comprehensive portfolio of products and services, leadership positions in government and public safety and commercial enterprise markets and global network of channel partners and distributors make our Enterprise Mobility Solutions business well positioned to meet these challenges.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Package”) became law. The Stimulus Package implements $787 billion of spending and investment by the U.S. federal government, including spending in areas of infrastructure and technology that may benefit our customers and Motorola. Our domestic government and public safety customers may benefit from additional funding for state and local law enforcement agencies and homeland defense initiatives. Opportunities for our Home and Networks Mobility business may result from Stimulus Package funding for broadband and wireless internet initiatives. In addition, as many foreign governments consider similar packages as a way to combat the ongoing global financial crisis, our foreign customers may benefit from additional funding from stimulus packages applicable to them.

During 2008 and in January 2009, the Company initiated a number of global actions to reduce its cost structure. These actions were primarily focused on our Mobile Devices business, but also included the other businesses and corporate functions. Actions included workforce reductions, prioritization of investments, spending controls and changes to compensation and benefit programs. These actions are expected to result in a further reduction in the Company’s cost structure in 2009. To ensure alignment with changing market conditions, the Company will continually review its cost structure as it aggressively manages costs throughout 2009 while maintaining investments in innovation and future growth opportunities.

Our investment priorities include: next-generation wireless converged communications products and services for enterprise markets; advanced technologies and applications for mission-critical communications in government and public safety markets; broadband video systems for service providers; and next-generation wireless handsets with application services. These investments, together with the acquisitions of recent years, are designed to foster continued innovation and position us for future profitable growth opportunities.

In light of the ongoing global financial crisis and the severe tightening in the worldwide credit markets, the Company is very focused on the strength of its balance sheet and its overall liquidity position. In 2009, operating cash flow improvement, working capital management and preservation of total cash will continue to be major focuses for the Company. We will continue to direct our available funds, including our Sigma Fund investments, primarily into cash or very highly-rated, short-term securities. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly stock dividends. We also plan to reduce capital expenditures in 2009 compared to 2008.

In addition to the $2.0 billion of cash, cash equivalents, short-term investments and Sigma Fund investments (“Cash and Sigma Funds”) the Company held in the U.S. at the end of 2008, the Company held $5.4 billion of Cash and Sigma Funds in foreign jurisdictions. The Company repatriated over $2 billion to the U.S. in 2008 at minimal cash tax cost and expects to continue to efficiently repatriate funds from international jurisdictions to the U.S. in 2009. Given the level of Cash and Sigma Funds, the Company believes it has more than sufficient liquidity to operate its business.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors into markets we serve, and frequent consolidations among our customers and competitors, among other matters, can introduce volatility into our operating performance and cash flow from operations. As we enter 2009, we face a very challenging global economic environment and with reduced visibility and slowing demand. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused taking the necessary action to design and deliver differentiated and innovative products and services that will advance the way the world connects by simplifying and personalizing communications and enhancing mobility.

Results of Operations

	Years Ended December 31
(Dollars in millions, except per share		% of		% of		% of
amounts)	2008	sales	2007	sales	2006	sales

Net sales	$30,146		$36,622		$42,847
Costs of sales	21,751	72.2%	26,670	72.8%	30,120	70.3%

Gross margin	8,395	27.8%	9,952	27.2%	12,727	29.7%
Selling, general and administrative expenses	4,330	14.4%	5,092	13.9%	4,504	10.5%
Research and development expenditures	4,109	13.6%	4,429	12.1%	4,106	9.5%
Other charges	2,347	7.7%	984	2.7%	25	0.1%

Operating earnings (loss)	(2,391)	(7.9)%	(553)	(1.5)%	4,092	9.6%
Other income (expense):
Interest income, net	48	0.1%	91	0.2%	326	0.8%
Gains on sales of investments and businesses, net	82	0.3%	50	0.1%	41	0.1%
Other	(376)	(1.2)%	22	0.1%	151	0.3%

Total other income (expense)	(246)	(0.8)%	163	0.4%	518	1.2%
Earnings (loss) from continuing operations before income taxes	(2,637)	(8.7)%	(390)	(1.1)%	4,610	10.8%
Income tax expense (benefit)	1,607	5.4%	(285)	(0.8)%	1,349	3.2%

Earnings (loss) from continuing operations	(4,244)	(14.1)%	(105)	(0.3)%	3,261	7.6%
Earnings from discontinued operations, net of tax	—	0.0%	56	0.2%	400	0.9%

Net earnings (loss)	$(4,244)	(14.1)%	$(49)	(0.1)%	$3,661	8.5%

Earnings (loss) per diluted common share:
Continuing operations	$(1.87)		$(0.05)		$1.30
Discontinued operations	—		0.03		0.16

	$(1.87)		$(0.02)		$1.46

Geographic market sales measured by the locale of the end customer as a percent of total net sales for 2008, 2007 and 2006 are as follows:

Geographic Market Sales by Locale of End Customer

	2008	2007	2006

United States	49%	51%	44%
Latin America	14%	12%	10%
Europe	13%	13%	15%
Asia, excluding China	10%	9%	11%
China	7%	7%	11%
Other Markets	7%	8%	9%

	100%	100%	100%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations—2008 Compared to 2007

Net Sales

Net sales were $30.1 billion in 2008, down 18% compared to net sales of $36.6 billion in 2007. The decrease in net sales reflects a $6.9 billion, or 36%, decrease in net sales in the Mobile Devices segment, partially offset by: (i) a $364 million, or 5%, increase in net sales in the Enterprise Mobility Solutions segment, and (ii) a $72 million, or 1%, increase in net sales in the Home and Networks Mobility segment. The 36% decrease in net sales in the Mobile Devices segment was primarily driven by a 37% decrease in unit shipments. The 5% increase in the Enterprise Mobility Solutions segment net sales reflects an 8% increase in net sales to the government and public safety market, partially offset by a 2% decrease in net sales to the commercial enterprise market. The 1% increase in net sales in the Home and Networks Mobility segment reflects a 16% increase in net sales in the home business, partially offset by an 11% decrease in net sales in the networks business.

Gross Margin

Gross margin was $8.4 billion, or 27.8% of net sales, in 2008, compared to $10.0 billion, or 27.2% of net sales, in 2007. The decrease in gross margin reflects lower gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by increased gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily driven by: (i) the 36% decrease in net sales, (ii) excess inventory and other related charges recorded in 2008 of $370 million due to a decision to consolidate software and silicon platforms, and (iii) a $150 million charge recorded in 2008 related to the settlement of a purchase commitment, partially offset by: (i) the absence in 2008 of a $277 million charge for a legal settlement recorded in 2007, and (ii) savings from supply chain cost-reduction activities. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to: (i) an unfavorable product mix, and (ii) the absence of net sales by ECC that was divested at the end of 2007. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily driven by: (i) the 5% increase in net sales, (ii) a favorable product mix, and (iii) the absence in 2008 of an inventory-related charge in connection with the acquisition of Symbol during the first quarter of 2007.

The increase in gross margin as a percentage of net sales in 2008 compared to the 2007 was driven by an increase in gross margin percentage in the Enterprise Mobility Solutions segment, partially offset by a decrease in gross margin percentage in the Mobile Devices and Home and Networks Mobility segments. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 15% to $4.3 billion, or 14.4% of net sales, in 2008, compared to $5.1 billion, or 13.9% of net sales, in 2007. The decrease in SG&A expenses reflects lower SG&A expenses in all segments. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decreases in the Home and Networks Mobility and Enterprise Mobility Solutions segments were primarily due to savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Mobile Devices segment and decreased in the Home and Networks Mobility and Enterprise Mobility Solutions segments.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 7% to $4.1 billion, or 13.6% of net sales, in 2008, compared to $4.4 billion, or 12.1% of net sales, in 2007. The decrease in R&D expenditures reflects lower R&D expenditures in the Mobile Devices and Home and Networks Mobility segments, partially offset by higher R&D expenditures in the Enterprise Mobility Solutions segment. The decreases in the Mobile Devices and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. R&D expenditures as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Charges

The Company recorded net charges of $2.3 billion in Other charges in 2008, compared to net charges of $1.0 billion in 2007. The net charges in 2008 include: (i) $1.8 billion of goodwill and other asset impairment charges, (ii) $318 million of charges relating to the amortization of intangible assets, (iii) $248 million of net reorganization of business charges included in Other charges, and (iv) $59 million of transaction costs related to the proposed separation of the Company into two independent, publicly traded companies, partially offset by a $48 million gain on the sale of property, plant and equipment. The net charges in 2007 included: (i) $369 million of charges relating to the amortization of intangibles, (ii) $290 million of net reorganization of business charges included in Other charges, (iii) $140 million of charges for legal settlements and related insurance matters, (iv) $96 million of acquisition-related in-process research and development charges (“IPR&D”) relating to 2007 acquisitions, and (v) $89 million of asset impairment charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Income

Net interest income was $48 million in 2008, compared to net interest income of $91 million in 2007. Net interest income in 2008 includes interest income of $272 million, partially offset by interest expense of $224 million. Net interest income in 2007 included interest income of $456 million, partially offset by interest expense of $365 million. The decrease in net interest income is primarily attributed to lower interest income due to the decrease in average cash, cash equivalents and Sigma Fund balances in 2008 compared to 2007 and the significant decrease in short-term interest rates. This decrease was partially offset by a decrease in interest expense in 2008 due to the reversal of $89 million of interest accruals that are no longer needed as a result of the effective settlement of certain tax audits.

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $82 million in 2008, compared to $50 million in 2007. In 2008, the net gain primarily relates to sales of a number of the Company’s equity investments, of which $29 million of gain was attributed to a single investment. In 2007, the net gain primarily reflects a gain of $34 million from the sale of the Company’s embedded communications computing group.

Other

Net charges classified as Other, as presented in Other income (expense), were $376 million in 2008, compared to net income of $22 million in 2007. The net charges in 2008 were primarily comprised of: (i) $365 million of other-than-temporary investment impairment charges of which $138 million was attributed to an equity security held by the Company as a strategic investment, (ii) $186 million of impairment charges on Sigma Fund investments resulting primarily from investments in Lehman Brothers Holdings Inc., Washington Mutual, Inc. and Sigma Finance Corporation, an unrelated special investment vehicle managed by United Kingdom-based Gordian Knot Limited, (iii) $101 million of temporary unrealized losses on Sigma Fund investments, and (iv) $84 million of foreign currency losses, partially offset by: (i) a $237 million curtailment gain associated with the decision to freeze benefit accruals in the U.S. pension plans, (ii) $56 million of gains related to the extinguishment of a liability, and (iii) $24 million of gains relating to several interest rate swaps not designated as hedges. The net income in 2007 was primarily comprised of $97 million of foreign currency gains, partially offset by $62 million of investment impairment charges.

Effective Tax Rate

The Company recorded $1.6 billion of net tax expense in 2008, compared to $285 million of net tax benefits in 2007. During 2008, the Company’s net tax expense was unfavorably impacted by: (i) non-cash tax charges to establish deferred tax asset valuation allowances, (ii) non-deductible goodwill impairment charges, (iii) non-deductible transaction related costs, (iv) a pension curtailment gain, (v) a gain on sale of property, plant and equipment, (vi) tax on the reduction of interest expense related to the recognition of previously unrecognized tax benefit, and (vii) a gain on the extinguishment of a liability. The Company’s net tax expense was favorably impacted by: (i) a net reduction in unrecognized tax benefits, (ii) excess tax benefits on repatriations from high tax jurisdictions, and (iii) tax benefits on charges, including charges for: a software and silicon platform consolidation, a settlement relating to a purchase commitment, asset impairment charges, investment impairments and

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reorganization of business charges. The Company’s effective tax rate, excluding these items, was 67%. The Company’s 2008 effective tax rate of 67% is higher than the comparable 2007 effective tax rate of 26%, primarily due to non-deductible foreign exchange and translation adjustment losses incurred in 2008.

The Company’s net tax benefit for 2007 was favorably impacted by an increase in tax credits compared to 2006. The Company’s net tax benefit was also favorably impacted by: (i) the settlement of tax positions, (ii) tax incentives received, and (iii) reversal of deferred tax valuation allowances, and unfavorably impacted by: (i) adjustments to deferred taxes in non-U.S. locations due to enacted tax rate changes, (ii) an increase in unrecognized tax benefits, and (iii) a non-deductible IPR&D charge. The Company’s effective tax rate excluding the items described above and the tax impact of restructuring charges and asset impairments, was 26%.

Loss from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $2.6 billion in 2008, compared with a net loss from continuing operations before income taxes of $390 million in 2007. After taxes, the Company incurred a net loss from continuing operations of $4.2 billion, or $1.87 per diluted share, in 2008, compared to a net loss from continuing operations of $105 million, or $0.05 per diluted share, in 2007.

The increase in the loss from continuing operations before income taxes in 2008 compared to 2007 was primarily attributed to: (i) a $1.6 billion decrease in gross margin, (ii) a $1.4 billion increase in Other charges, (iii) a $398 million increase in charges classified as Other, as presented in Other income (expense), and (iv) a $43 million decrease in net interest income. These factors were partially offset by: (i) a $762 million decrease in SG&A expenses, (ii) a $320 million decrease in R&D expenditures, and (iii) a $32 million increase in gains on the sale of investments and businesses.

Results of Operations—2007 Compared to 2006

Net Sales

Net sales were $36.6 billion in 2007, down 15% compared to net sales of $42.8 billion in 2006. The decrease in net sales reflected a $9.4 billion decrease in net sales by the Mobile Devices segment, partially offset by a $2.3 billion increase in net sales by the Enterprise Mobility Solutions segment and an $850 million increase in net sales by the Home and Networks Mobility segment. The 33% decrease in net sales in the Mobile Devices segment was primarily driven by: (i) a 27% decrease in unit shipments, (ii) a 9% decrease in ASP, and (iii) decreased revenue from intellectual property and technology licensing. The 43% increase in net sales in the Enterprise Mobility Solutions segment was primarily driven by net sales from the Symbol business acquired in January 2007, as well as higher net sales in the government and public safety market due to strong demand in North America. The 9% increase in net sales in the Home and Networks Mobility segment was primarily driven by a 51% increase in unit shipments of digital entertainment devices, partially offset by lower net sales of wireless networks due primarily to lower demand for iDEN and CDMA infrastructure equipment.

Gross Margin

Gross margin was $10.0 billion, or 27.2% of net sales, in 2007, compared to $12.7 billion, or 29.7% of net sales, in 2006. The decrease in gross margin reflects decreases in gross margin in the Mobile Devices and Home and Networks Mobility segments, partially offset by an increase in gross margin in the Enterprise Mobility Solutions segment. The decrease in gross margin in the Mobile Devices segment was primarily due to: (i) a 9% decrease in ASP, (ii) decreased income from intellectual property and technology licensing, (iii) a 27% decrease in unit shipments, and (iv) a $277 million charge for a legal settlement, partially offset by savings from supply chain cost-reduction initiatives. The decrease in gross margin in the Home and Networks segment was primarily due to: (i) continuing competitive pricing pressure in the market for GSM infrastructure equipment, and (ii) lower sales of iDEN infrastructure equipment, partially offset by increased sales of digital entertainment devices. The increase in gross margin in the Enterprise Mobility Solutions segment was primarily due to the 43% increase in net sales, driven by net sales from the Symbol business acquired in January 2007, as well as higher net sales in the government and public safety market due to strong demand in North America. Gross margin as a percentage of net sales decreased in 2007 as compared to 2006, reflecting decreases in all three of the Company’s business segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

SG&A expenses increased 13% to $5.1 billion, or 13.9% of net sales, in 2007, compared to $4.5 billion, or 10.5% of net sales, in 2006. In 2007 compared to 2006, SG&A expenses increased in the Enterprise Mobility Solutions and Home and Networks Mobility segments and decreased in the Mobile Devices segment. The increases in the Enterprise Mobility Solutions and Home and Networks Mobility segments were primarily due to expenses from recently acquired businesses, partially offset by savings from cost-reduction initiatives. The decrease in the Mobile Devices segment was primarily due to lower marketing expenses and savings from cost-reduction initiatives, partially offset by increased expenditures on information technology upgrades. SG&A expenses as a percentage of net sales increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment.

Research and Development Expenditures

R&D expenditures increased 8% to $4.4 billion, or 12.1% of net sales, in 2007, compared to $4.1 billion, or 9.5% of net sales, in 2006. In 2007 compared to 2006, R&D expenditures increased in the Mobile Devices and Enterprise Mobility Solutions segments and decreased in the Home and Networks Mobility segment. The increase in the Mobile Devices segment was primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies, partially offset by savings from cost-reduction initiatives. The increase in the Enterprise Mobility Solutions segment was primarily due to R&D expenditures incurred by recently acquired businesses, partially offset by savings from cost-reduction initiatives. The decrease in the Home and Networks Mobility segment was primarily due to savings from cost-reduction initiatives, partially offset by expenditures by recently acquired businesses and continued investment in digital entertainment devices and WiMAX. R&D expenditures as a percentage of net sales increased in the Mobile Devices segment and decreased in the Enterprise Mobility Solutions and Home and Networks Mobility segments.

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

Gains on Sales of Investments and Businesses

Gains on sales of investments and businesses were $50 million in 2007, compared to gains of $41 million in 2006. In 2007, the net gain primarily reflected a gain of $34 million from the sale of the Company’s embedded communications computing group. In 2006, the net gain primarily reflected a gain of $141 million on the sale of the Company’s remaining shares in Telus Corporation, partially offset by a loss of $126 million on the sale of the Company’s remaining shares in Sprint Nextel Corporation (“Sprint Nextel”).

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other

Income classified as Other, as presented in Other income (expense), was $22 million in 2007, compared to net income of $151 million in 2006. The net income in 2007 was primarily comprised of $97 million of foreign currency gains, partially offset by $44 million of other-than-temporary investment impairment charges. The net income in 2006 was primarily comprised of: (i) a $99 million net gain due to an increase in market value of a zero-cost collar derivative entered into to protect the value of the Company’s investment in Sprint Nextel, and (ii) $60 million of foreign currency gains, partially offset by $27 million of investment impairment charges.

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

The Company’s net tax expense of $1.3 billion in 2006 was favorably impacted by $348 million of net tax benefits relating to: (i) the reduction of deferred tax asset valuation allowances, (ii) incremental tax benefits related to 2005 cash repatriations, (iii) favorable tax settlements reached with foreign jurisdictions, (iv) tax benefits for foreign earnings permanently reinvested, (v) contribution of appreciated investments to the Company’s charitable foundation and unfavorably impacted by: (i) the incurrence of non-deductible IPR&D charges, and (ii) restructuring charges in low tax jurisdictions. The effective tax rate for 2006 excluding these items was 36%.

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

Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

original plans were initiated. In these cases, the Company reverses accruals through the consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

The Company realized cost-saving benefits of approximately $103 million in 2008 from the plans that were initiated during 2008, representing: (i) $76 million of savings in R&D expenditures, (ii) $18 million of savings in SG&A expenses, and (iii) $9 million of savings in Costs of sales. Beyond 2008, the Company expects the reorganization plans initiated during 2008 to provide annualized cost savings of approximately $426 million, representing: (i) $222 million of savings in R&D expenditures, (ii) $93 million of savings in SG&A expenses, and (iii) $111 million of savings in Cost of sales.

2008 Charges

During 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all regions. The Company recorded net reorganization of business charges of $334 million, including $86 million of charges in Costs of sales and $248 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $334 million are charges of $324 million for employee separation costs, $66 million for exit costs and $9 million for fixed asset impairment charges, partially offset by $65 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31,	2008

Mobile Devices	$216
Home and Networks Mobility	53
Enterprise Mobility Solutions	27

296
Corporate	38

$334

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to December 31, 2008:

	Accruals at	2008		2008	Accruals at
	January 1,	Additional	2008(1)	Amount	December 31,
	2008	Charges	Adjustments	Used	2008

Exit costs	$42	$66	$1	$(29)	$80
Employee separation costs	193	324	(60)	(287)	170

	$235	$390	$(59)	$(316)	$250

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $66 million are primarily related to: (i) the exit of leased facilities in the United Kingdom by the Mobile Devices segment, and (ii) the exit of leased facilities in Mexico by the Home and Networks Mobility segment. The adjustments of $1 million reflect $4 million of translation adjustments, partially offset by $3 million of reversals of accruals no longer needed. The $29 million used in 2008 reflects cash payments. The remaining accrual of $80 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2008, represents future cash payments, primarily for lease termination obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $324 million represent severance costs for approximately an additional 5,800 employees, of which 2,300 are direct employees and 3,500 are indirect employees.

The adjustments of $60 million reflect $62 million of reversals of accruals no longer needed, partially offset by $2 million of translation adjustments. The $62 million of reversals represent previously accrued costs for approximately 600 employees.

During 2008, approximately 6,200 employees, of which 3,000 were direct employees and 3,200 were indirect employees, were separated from the Company. The $287 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $170 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2008, is expected to be paid to approximately 2,000 employees.

2007 Charges

During 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, were impacted by these plans. The majority of the employees affected were located in North America and Europe. The Company recorded net reorganization of business charges of $394 million, including $104 million of charges in Costs of sales and $290 million of charges under Other charges (income) in the Company’s consolidated statements of operations. Included in the aggregate $394 million were charges of $401 million for employee separation costs, $42 million for fixed asset impairment charges and $19 million for exit costs, offset by reversals for accruals no longer needed.

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

$394

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to December 31, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	December 31,
	2007	Charges	Adjustments	Used	2007

Exit costs	$54	$19	$2	$(33)	$42
Employee separation costs	104	401	(64)	(248)	193

	$158	$420	$(62)	$(281)	$235

(1)	Includes translation adjustments.

(2)	Includes $6 million of accruals established through purchase accounting for businesses acquired, covering exit costs and separation costs for approximately 200 employees.

Exit Costs

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $19 million are primarily related to the exit of certain activities and leased facilities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represent accruals for exit costs established through purchase accounting for businesses acquired. The $33 million

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

used in 2007 reflects cash payments. The remaining accrual of $42 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2007, represented future cash payments for lease termination obligations.

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

During 2007, approximately 5,300 employees, of which 1,700 were direct employees and 3,600 were indirect employees, were separated from the Company. The $248 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $193 million was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2007.

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

$213

The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2006 to December 31, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	December 31,
	2006	Charges	Adjustments	Used	2006

Exit costs	$50	$30	$(7)	$(19)	$54
Employee separation costs	53	191	(16)	(124)	104

	$103	$221	$(23)	$(143)	$158

(1)	Includes translation adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Exit Costs

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 additional charges of $30 million were primarily related to a lease cancellation by the Enterprise Mobility Solutions segment. The 2006 adjustments of $7 million represented reversals of accruals no longer needed. The $19 million used in 2006 reflects cash payments to lessors. The remaining accrual of $54 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2006, represented future cash payments for lease termination obligations.

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

During 2006, approximately 3,200 employees, of which 1,400 were direct employees and 1,800 were indirect employees, were separated from the Company. The $124 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $104 million was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2006.

Liquidity and Capital Resources

As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At December 31, 2008, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.1 billion, an increase of $312 million compared to $2.8 billion at December 31, 2007. At December 31, 2008, $311 million of this amount was held in the U.S. and $2.8 billion was held by the Company or its subsidiaries in other countries. The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. At December 31, 2008, restricted cash was $343 million (including $279 million held outside of the U.S.), compared to $158 million (including $91 million held outside of the U.S.) at December 31, 2007.

The Company has approximately $2.9 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company’s consolidated statements of operations, given the U.S. federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company’s non-U.S. subsidiaries could require the payment of additional foreign taxes, which would be creditable against U.S. federal income taxes. While the Company regularly repatriates funds and a significant portion of the funds currently offshore can be repatriated quickly with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

Operating Activities

The cash provided by operating activities from continuing operations in 2008 was $242 million, compared to $785 million provided in 2007, and $3.5 billion provided in 2006. The primary contributors to cash flow from operations in 2008 were: (i) a $1.9 billion decrease in accounts receivable, (ii) earnings from continuing operations (adjusted for non-cash items) of $1.0 billion, and (iii) a $466 million decrease in other current assets. These positive contributors to operating cash flow were partially offset by: (i) a $1.6 billion decrease in accounts payable and accrued liabilities, (ii) a $1.5 billion net cash outflow due to changes in other assets and liabilities, and (iii) a $54 million net cash outflow due to changes in inventories.

Accounts Receivable:  The Company’s net accounts receivable were $3.5 billion at December 31, 2008, compared to $5.3 billion at December 31, 2007. The decrease in net accounts receivable reflects a substantial

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease in accounts receivable in the Mobile Devices segment, primarily related to a significant decrease in net sales, and decreases in accounts receivable in the Enterprise Mobility Solutions and Home and Network Mobility segments. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

In addition, from time to time, the Company elects to sell accounts receivable to third parties. The Company’s levels of net accounts receivable can be impacted by the timing and amount of such sales, which can vary by period and can be impacted by numerous factors. Although the Company was not limited in its ability to sell receivables during 2008, the severe tightening in the credit markets and the ongoing global financial crisis may limit the Company’s ability to sell receivables in the future, particularly if the creditworthiness of our customers’ declines. As further described under “Sales of Receivables”, subsequent to the end of 2008, one of the Company’s committed receivables facilities expired and was not renewed.

Inventory:  The Company’s net inventory was $2.7 billion at December 31, 2008, compared to $2.8 billion at December 31, 2007. The decrease in net inventory reflects a decrease in net inventory in the Mobile Devices segment, partially offset by increases in net inventory in the Enterprise Mobility Solutions and Home and Networks Mobility segments. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable:  The Company’s accounts payable were $3.2 billion at December 31, 2008, compared to $4.2 billion at December 31, 2007. The decrease in accounts payable reflects a decrease in accounts payable in the Mobile Devices segment, partially offset by increases in accounts payable in the Enterprise Mobility Solutions and Home and Networks Mobility segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Reorganization of Businesses:  The Company has implemented reorganization of businesses plans. Cash payments for exit costs and employee separations in connection with a number of these plans were $316 million in 2008, as compared to $281 million in 2007. Of the $250 million reorganization of businesses accrual at December 31, 2008, $170 million relates to employee separation costs and is expected to be paid in 2009. The remaining $80 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Benefit Plan Contributions:  The Company contributed $243 million to its U.S. pension plans during 2008, compared to $274 million contributed in 2007. The Company contributed $54 million to its non-U.S. pension plans during 2008, compared to $135 million contributed in 2007. During 2009, the Company expects to make cash contributions of approximately $180 million to its U.S. pension plans and approximately $50 million to its non-U.S. pension plans.

The Company has amended its U.S. pension plans such that: (i) no participant shall accrue any benefits or additional benefits on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.

The Company contributed $16 million to its retiree health care plan in 2008, compared to $15 million in 2007, and expects to make no contributions to this plan in 2009. Retirement-related benefits are further discussed below in the “Significant Accounting Policies—Retirement-Related Benefits” section.

Investing Activities

The most significant components of the Company’s investing activities in 2008 include: (i) net proceeds from sales of Sigma Fund investments, (ii) capital expenditures, (iii) purchases of short-term investments, (iv) strategic acquisitions of, or investments in, other companies, and (v) proceeds from the sales of investments and businesses.

Net cash provided by investing activities from continuing operations was $794 million in 2008, compared to net cash provided of $2.4 billion in 2007 and net cash used of $1.4 billion in 2006. The $1.6 billion decrease in cash provided by investing activities in 2008 as compared to 2007 was primarily due to: (i) a $6.0 billion decrease

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in cash received from net sales of Sigma Fund investments, and (ii) a $318 million decrease in proceeds from the sales of investments and businesses, partially offset by: (i) a $4.3 billion decrease in cash used for acquisitions and investments, and (ii) a $380 million increase in sales of short-term investments.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that is designed to provide investment returns similar to a money market fund. The Company received $853 million in net proceeds from sales of Sigma Fund investments in 2008, compared to $6.9 billion in net proceeds from sales of Sigma Fund investments in 2007 and $1.3 billion in net cash used to purchase Sigma Fund investments in 2006. The Sigma Fund aggregate balances were $4.2 billion at December 31, 2008 (including $2.4 billion held by the Company or its subsidiaries outside of the U.S.), compared to $5.2 billion at December 31, 2007 (including $3.5 billion held by the Company or its subsidiaries outside of the U.S.). While the Company regularly repatriates funds and a significant portion of the Sigma Fund investments currently offshore can be repatriated quickly and with minimal adverse financial impact, repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate non-U.S. funds, including Sigma Fund investments.

The Sigma Fund portfolio is managed by four premier independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor’s or A2/P-1 by Moody’s Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund’s investment policies, except for debt obligations of the U.S. treasury and U.S. agencies, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund’s investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average interest rate reset of the portfolio (excluding cash and impaired securities) was 38 days and 39 days at December 31, 2008 and 2007, respectively.

Investments in the Sigma Fund are carried at fair value. The Company primarily relies on valuation pricing models and broker quotes to determine the fair value of investments in the Sigma Fund. The valuation models are developed and maintained by third-party pricing services, and use a number of standard inputs, including benchmark yields, reported trades, broker/dealer quotes where the counterparty is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

At December 31, 2008 and 2007, $3.7 billion and $5.2 billion, respectively, of the Sigma Fund investments were classified as current in the Company’s consolidated balance sheets. The weighted average maturity of the Sigma Fund investments classified as current was 5 months (excluding cash of $1.1 billion and impaired securities) at December 31, 2008, compared to 12 months (excluding cash of $16 million and impaired securities) at December 31, 2007.

The fair market value of investments in the Sigma Fund was $4.2 billion and $5.2 billion at December 31, 2008 and 2007, respectively. The Company considers unrealized losses in the Sigma Fund to be temporary, as these losses have resulted primarily from the ongoing disruptions in the capital markets. On the securities for which the unrealized losses are considered temporary (excluding impaired securities), the Company believes it is probable that it will be able to collect all amounts it is owed according to their contractual terms, which may be at maturity. Temporary unrealized losses in the Sigma Fund were $101 million and $57 million at December 31, 2008 and 2007, respectively.

If it becomes probable the Company will not collect amounts it is owed on securities according to their contractual terms, the Company considers the security to be impaired and adjusts the cost basis of the security accordingly. During 2008 and 2007, impairment charges in the Sigma Fund were $186 million and $18 million, respectively. The impairment charges were primarily related to investments in Lehman Brothers Holdings, Inc., Washington Mutual, Inc., and Sigma Finance Corporation, an unrelated special investment vehicle managed by United Kingdom-based Gordian Knot, Limited.

Securities with a significant temporary unrealized loss and a maturity greater than 12 months and impaired securities have been classified as non-current in the Company’s consolidated balance sheets. At December 31, 2008, $466 million of the Sigma Fund investments were classified as non-current, and the weighted average

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maturity of the Sigma Fund investments classified as non-current (excluding impaired securities) was 16 months. At December 31, 2007, none of the Sigma Fund investments were classified as non-current.

Prior to the fourth quarter of 2008, the Company recognized impairment charges from Sigma Fund investments in its consolidated statements of operations and temporary unrealized losses in Sigma Fund investments as a component of Non-owner changes to equity in the consolidated statements of stockholders’ equity. During the fourth quarter of 2008, the Company determined that temporary unrealized losses in Sigma Fund investments should also be recognized in the Company’s consolidated statements of operations, even though the related securities were not considered impaired. Because the Sigma Fund uses investment-company accounting in its stand-alone financial statements, it marks the investments in the fund to market and records all unrealized gains or losses in earnings, whether or not the related securities are considered impaired. The Company has determined that the stand-alone accounting policies of the Sigma Fund should be retained in its consolidated financial statements. Accordingly, the Company recorded $101 million of accumulated temporary unrealized losses in Sigma Fund investments in the Company’s consolidated statements of operations during the fourth quarter of 2008, which represents all of the temporary unrealized gains and losses that have accumulated in Sigma Fund investments as of December 31, 2008. Portions of the temporary unrealized losses recognized in the fourth quarter of 2008 arose in periods prior to the fourth quarter of 2008 and should have been reflected in the Company’s consolidated statements of operations in the periods in which they arose. The Company has determined that the impact of the amounts that arose in prior periods is not material to the consolidated results of operations of those prior periods.

During 2008, the Company recorded total charges related to Sigma Fund investments, including temporary unrealized losses and impairment charges, of $287 million in its consolidated statement of operations. During 2007, the Company recorded total charges of $18 million, all of which were impairment charges, in its consolidated statements of operations. There were no temporary unrealized losses or impairment charges in the Sigma Fund investment portfolio during 2006.

The Company continuously assesses its cash needs and continues to believe that the balance of cash and cash equivalents, short-term investments and investments in the Sigma Fund classified as current are more than adequate to meet its current operating requirements over the next twelve months. Therefore, the Company believes it is prudent to hold the $466 million of securities classified as non-current to maturity (or until they recover to cost), at which time we anticipate the securities will liquidate at cost.

Strategic Acquisitions and Investments:  The Company used net cash for acquisitions and new investment activities of $282 million in 2008, compared to net cash used of $4.6 billion in 2007 and net cash used of $1.1 billion in 2006. During 2008, the Company: (i) acquired a controlling interest in Vertex Standard Co. Ltd. (part of the Enterprise Mobility Solutions segment), (ii) acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD. and Hangzhou Image Silicon, known collectively as Dahua Digital (part of the Home and Networks Mobility segment), (iii) completed the acquisition of Soundbuzz Pte. Ltd. (part of the Mobile Devices segment), and (iv) completed the acquisition of AirDefense, Inc. (part of the Enterprise Mobility Solutions segment). The largest components of the $4.6 billion in 2007 expenditures were: (i) $3.5 billion for the acquisition of Symbol Technologies, Inc. (part of the Enterprise Mobility Solutions segment), (ii) $438 million for the acquisition of Good Technology, Inc. (part of the Enterprise Mobility Solutions segment), (iii) $183 million for the acquisition of Netopia, Inc. (part of the Home and Networks Mobility segment), (iv) $137 million for the acquisition of Terayon Communications Systems (part of the Home and Networks Mobility segment), (v) the acquisition of Tut Systems, Inc. (part of the Home and Networks Mobility segment), (vi) the acquisition of Modulus Video, Inc. (part of the Home and Networks Mobility segment), and (vii) the acquisition of Leapstone Systems, Inc. (part of the Home and Networks Mobility segment).

Capital Expenditures:  Capital expenditures were $504 million in 2008, compared to $527 million in 2007 and $649 million in 2006. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $93 million in proceeds from the sales of investments and businesses in 2008, compared to proceeds of $411 million in 2007 and proceeds of $2.0 billion in 2006. The $93 million in proceeds in 2008 were primarily comprised of net proceeds received in connection with the sales of certain of the Company’s equity investments. The $411 million in proceeds in 2007 were primarily comprised of $346 million from the sale of the Company’s embedded communications computing business. During the first half of 2009, the Company expects to close on the sale of its biometrics business.

Short-Term Investments:  At December 31, 2008, the Company had $225 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $612 million of short-term investments at December 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investments:  In addition to available cash and cash equivalents, Sigma Fund balances (current and non-current) and short-term investments, the Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At December 31, 2008, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $128 million, which represented a cost basis of $125 million and a net unrealized gain of $3 million. At December 31, 2007, the Company’s available-for-sale securities portfolio had an approximate fair market value of $333 million, which represented a cost basis of $372 million and a net unrealized loss of $39 million. At December 31, 2008 and 2007, the Company’s cost-method investment portfolio had an approximate recorded value of $296 million and $414 million, respectively.

Financing Activities

The most significant components of the Company’s financing activities are: (i) payment of dividends, (ii) repayment and repurchase of debt, (iii) issuance of common stock, and (iv) purchases of the Company’s common stock under its share repurchase program.

Net cash used for financing activities from continuing operations was $645 million in 2008, compared to $3.3 billion of cash used in 2007 and $3.2 billion of cash used in 2006. Cash used for financing activities from continuing operations in 2008 was primarily: (i) $453 million of cash used to pay dividends, (ii) $225 million of cash used for the repayment and repurchase of debt, (iii) $138 million of cash used to purchase approximately 9.0 million shares of the Company’s common stock under the share repurchase program, all during the first quarter of 2008, (iv) $90 million in distributions to discontinued operations, and (v) $50 million of net cash used for the repayment of short-term borrowings, partially offset by: (i) $158 million of proceeds from the termination of interest rate swaps, and (ii) $145 million of net cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

Net cash used for financing activities from continuing operations in 2007 was primarily: (i) $3.0 billion of cash used to purchase 171.2 million shares of the Company’s common stock under the share repurchase program, (ii) $1.4 billion of cash used for the repayment of maturing debt, (iii) $468 million of cash used to pay dividends, (iv) $242 million of net cash used for the repayment of commercial paper and short-term borrowings, and (v) $75 million in distributions to discontinued operations, partially offset by proceeds of: (i) $1.4 billion received from the issuance of long-term debt, (ii) $440 million received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan, and (iii) $50 million in excess tax benefits from share-based compensation.

Commercial Paper and Other Short-Term Debt:  At December 31, 2008, the Company’s outstanding notes payable and current portion of long-term debt was $92 million, compared to $332 million at December 31, 2007. In March 2008, the Company repaid, at maturity, the entire $114 million outstanding of 6.50% Senior Notes due March 1, 2008. In October 2008, the Company repaid, at maturity, the entire $84 million outstanding of 5.80% Notes due October 15, 2008.

In November 2007, the Company repaid, at maturity, the entire $1.2 billion aggregate principal amount outstanding of its 4.608% Senior Notes due November 16, 2007. In January 2007, the Company repaid, at maturity, the entire $118 million aggregate principal amount outstanding of its 7.6% Notes due January 1, 2007.

Net cash used for the repayment of short-term borrowings was $50 million in 2008, compared to repayment of $242 million of commercial paper and short-term borrowings in 2007. At December 31, 2008 and 2007, the Company had no commercial paper outstanding. The capital and credit markets have been experiencing extreme volatility and reduced liquidity for the past 12 months. Routine access to the commercial paper market has been limited for issuers like the Company, which have non-rated or split short-term ratings. If the Company were to issue commercial paper under the current market conditions, the funding costs the Company would have to pay to issue commercial paper would be much higher than historical levels, and the tenors would likely be limited to overnight borrowings.

Long-term Debt:  At December 31, 2008, the Company had outstanding long-term debt of $4.1 billion, compared to $4.0 billion at December 31, 2007. Although we believe that we will be able to maintain sufficient access to the capital markets, the current volatility and reduced liquidity in the financial markets may result in periods of time when access to the capital markets is limited for all issuers or issuers with credit ratings similar to the Company’s.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In December 2008, the Company completed the open market purchase of $42 million of the $400 million aggregate principal amount outstanding of its 7.50% Debentures due in 2025 (the “2025 Debentures”). The $42 million principal amount of 2025 Debentures was purchased for an aggregate purchase price of approximately $28 million, including accrued interest. During 2008, the Company recognized a gain of approximately $14 million related to this open market purchase in Other within Other income (expense) in the consolidated statements of operations.

In November 2007, the Company issued an aggregate face principal amount of: (i) $400 million of 5.375% Senior Notes due November 15, 2012, (ii) $400 million of 6.00% Senior Notes due November 15, 2017, and (iii) $600 million of 6.625% Senior Notes due November 15, 2037.

The Company may from time to time seek to retire certain of its outstanding debt through open market cash purchases, privately-negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Share Repurchase Program:  During 2008, the Company paid an aggregate of $138 million, including transaction costs, to repurchase 9.0 million shares of the Company’s common stock at an average price of $15.32, all of which shares were repurchased during the first quarter. During 2007, the Company repurchased 171.2 million of its common shares at an aggregate cost of $3.0 billion, or an average cost of $17.74 per share. During 2006, the Company repurchased a total of 171.7 million of its common shares at an aggregate cost of $3.8 billion, or an average cost of $22.29 per share.

Through actions taken in July 2006 and March 2007, the Board of Directors authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending in June 2009. The timing and amount of future repurchases will be based on market and other conditions. As of December 31, 2008, the Company remained authorized to purchase an aggregate amount of up to $3.6 billion of additional shares under the current stock repurchase program. All repurchased shares have been retired.

Payment of Dividends:  The Company paid $453 million in cash dividends to holders of its common stock in 2008. In January 2009, the Company paid $114 million in cash dividends that were declared in November 2008. In February 2009, the Company announced that its Board of Directors voted to suspend the declaration of quarterly dividends on the Company’s common stock. The Company does not currently expect to pay any additional cash dividends during the remainder of 2009.

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

Name of
Rating	Long-Term Debt	Commercial Paper
Agency	Rating	Rating	Date and Recent Actions Taken

Fitch	BBB-	F-3	February 3, 2009, downgraded long-term debt to BBB- (negative outlook) from BBB (negative outlook) and downgraded short-term debt to F-3 (negative outlook) from F2 (negative outlook).

Moody’s	Baa3	P-3	February 3, 2009, downgraded long-term debt to Baa3 (negative outlook) from Baa2 (review for downgrade) and downgraded short-term debt to P-3 (negative outlook) from P-2 (review for downgrade).

S&P	BB+	—	December 5, 2008, downgraded long-term debt to BB+ (stable outlook) from BBB (credit watch negative) and withdrew the rating on commercial paper from A-2 (credit watch negative).

Since the Company has investment grade ratings from Fitch and Moody’s and a non-investment grade rating from S&P, it is referred to as a “split rated credit”.

Credit Facilities

At December 31, 2008, the Company maintained a $2.0 billion five-year domestic syndicated revolving credit facility that matures in December 2011 (as amended, the “5-Year Credit Facility”), which is not utilized. In order

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to borrow funds under the 5-Year Credit Facility, the Company must be in compliance with various representations, conditions and covenants contained in the agreement, including a financial covenant relating to the ratio of total debt to adjusted EBITDA (the “Financial Covenant”). The Company was in compliance with the terms of the 5-Year Credit Facility at December 31, 2008. If the Company borrows under the 5-Year Credit Facility, it is required to remain in compliance with the terms of the agreement. Therefore, the amount of incremental liquidity available from borrowing under the 5-Year Credit Facility is contingent on the Company maintaining compliance with the Financial Covenant at the end of each quarter.

Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. The Company also has access to uncommitted non-U.S. credit facilities (“uncommitted facilities”), but in light of the state of the financial services industry and the Company’s current financial condition, the Company does not believe it is prudent to assume the same level of funding will be available under these facilities going forward as has been available historically.

Contractual Obligations and Other Purchase Commitments

Summarized in the table below are the Company’s obligations and commitments to make future payments under long-term debt obligations (assuming earliest possible exercise of put rights by holders), lease obligations, purchase obligations and tax obligations as of December 31, 2008.

	Payments Due by Period(1)
							Uncertain
(in millions)	Total	2009	2010	2011	2012	2013	Timeframe	Thereafter

Long-Term Debt Obligations	$4,008	$3	$536	$609	$410	$11	$—	$2,439
Lease Obligations	770	234	175	129	78	48	—	106
Purchase Obligations	724	597	98	20	5	4	—	—
Tax Obligations	914	50	—	—	—	—	864	—

Total Contractual Obligations	$6,416	$884	$809	$758	$493	$63	$864	$2,545

(1)	Amounts included represent firm, non-cancelable commitments.

Long-Term Debt Obligations:  The Company’s long-term debt obligations, including the current portion of long-term debt, totaled $4.0 billion at December 31, 2008, compared to $4.2 billion at December 31, 2007. A table of all outstanding long-term debt securities can be found in Note 4, “Debt and Credit Facilities,” to the Company’s consolidated financial statements.

Lease Obligations:  The Company owns most of its major facilities, but does lease certain office, factory and warehouse space, land, and information technology and other equipment, principally under non-cancelable operating leases. At December 31, 2008, future minimum lease obligations, net of minimum sublease rentals, totaled $770 million. Rental expense, net of sublease income, was $181 million in 2008, $231 million in 2007 and $241 million in 2006.

Purchase Obligations:  The Company has entered into agreements for the purchase of inventory, license of software, promotional activities, and research and development, which are firm commitments and are not cancelable. At December 31, 2008, the Company’s obligations in connection with these agreements run through 2013, and the total payments expected to be made under these agreements total $724 million during that period.

The Company enters into a number of arrangements for the sourcing of supplies and materials with take-or-pay obligations. The Company’s obligations with these suppliers run through 2012 and total a minimum purchase obligation of $127 million during that period. The Company does not anticipate the cancellation of any of these agreements in the future and estimates that purchases from these suppliers will exceed the minimum obligations during the agreement periods.

Tax Obligations:  The Company has approximately $914 million of unrecognized income tax benefits relating to multiple tax jurisdictions and tax years. A significant portion of the unrecognized tax benefits, if settled, would not result in current or future payments as tax carry forwards are available for utilization. The Company anticipates that it is reasonably possible that $50 million of unrecognized tax benefits could be settled in 2009. However, it is not possible to estimate the timing of any other potential settlements.

Commitments Under Other Long-Term Agreements:  The Company has entered into certain long-term agreements to purchase software, components, supplies and materials from suppliers. Most of the agreements

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company outsources certain corporate functions, such as benefit administration and information technology-related services. These contracts are expected to expire in 2013. At December 31, 2008, the total remaining payments under these contracts are approximately $953 million over the remaining life of the contracts; however, these contracts can be terminated. Termination would result in a penalty substantially less than the remaining annual contract payments. The Company would also be required to find another source for these services, including the possibility of performing them in-house.

As is customary in bidding for and completing network infrastructure projects and pursuant to a practice the Company has followed for many years, the Company has a number of performance/bid bonds, standby letters of credit and surety bonds outstanding (collectively, referred to as “Performance Bonds”), primarily relating to projects of the Enterprise Mobility Solutions and Home and Networks Mobility segments. These Performance Bonds normally have maturities of up to three years and are standard in the industry as a way to give customers a convenient mechanism to seek resolution if a contractor does not satisfy performance requirements under a contract. A customer can draw on the Performance Bond only if the Company does not fulfill all terms of a project contract. If such an occasion occurred, the Company would be obligated to reimburse the financial institution that issued the Performance Bond for the amounts paid. In its long history, it has been rare for the Company to have a Performance Bond drawn upon. At December 31, 2008, outstanding Performance Bonds totaled approximately $1.8 billion, compared to $1.7 billion at the end of 2007. As a result of the Company’s current credit ratings, issuers of these Performance Bonds may be less likely to provide Performance Bonds on the Company’s behalf in the future, unless the Company provides collateral. These limitations on issuance may apply to the renewal and extension of existing Performance Bonds, as well as the issuance of new Performance Bonds. Such collateral requirements could result in less liquidity for other operational needs. Also, as a result of the Company’s current credit ratings, there has been an increase in the cost of issuance of Performance Bonds.

Off-Balance Sheet Arrangements:  Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, the Company does not have any off-balance sheet arrangements.

Long-term Customer Financing Commitments

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide long-term financing, defined as financing with terms greater than one year, in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $370 million and $610 million at December 31, 2008 and 2007, respectively. Of these amounts, $266 million and $454 million were supported by letters of credit or by bank commitments to purchase long-term receivables at December 31, 2008 and 2007, respectively. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope. Motorola may increase its commitments to provide financing in light of these requests.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $43 million and $42 million at December 31, 2008 and 2007, respectively (including $23 million at both December 31, 2008 and 2007 relating to the sale of short-term receivables). Customer financing guarantees outstanding were $6 million and $3 million at December 31, 2008 and 2007, respectively (including $4 million and $0 million at December 31, 2008 and 2007, respectively, relating to the sale of short-term receivables).

Outstanding Long-Term Receivables:  The Company had net long-term receivables, less allowance for losses, of $162 million and $118 million at December 31, 2008 and 2007, respectively (net of allowances for losses of $7 million and $5 million at December 31, 2008 and 2007, respectively). These long-term receivables are generally

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interest bearing, with interest rates ranging from 4% to 14%. Interest income recognized on long-term receivables for the years ended December 31, 2008, 2007 and 2006 was $3 million, $7 million and $9 million, respectively.

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

In the aggregate, at December 31, 2008, these committed facilities provided for up to $967 million to be outstanding with the third parties at any time, as compared to up to $1.4 billion and $1.3 billion provided at December 31, 2007 and 2006, respectively. As of December 31, 2008, $759 million of the Company’s committed facilities were utilized, compared to $497 million and $817 million utilized at December 31, 2007 and 2006, respectively. Of the $967 million of committed facilities at December 31, 2008, $532 million were primarily revolving facilities associated with the sale of accounts receivable (of which $497 million was utilized at December 31, 2008), and $435 million were primarily committed facilities associated with the sale of specific long-term financing transactions to a single customer (of which $262 million was utilized at December 31, 2008). In addition, before receivables can be sold under certain of the revolving committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

For many years the Company has utilized a number of receivables programs to sell a broadly-diversified group of accounts receivables to third parties. Certain of the accounts receivables were sold to a multi-seller commercial paper conduit. This program provided for up to $400 million of accounts receivables to be outstanding with the conduit at any time. Subsequent to December 31, 2008, this $400 million committed facility expired and the Company is negotiating a replacement facility under different terms. The Company is also negotiating an additional committed revolving receivable sales facility for European receivables, with the intent that the combined capacity of the two new facilities will be greater than the facility that expired. However, it is not certain when or if the Company will be successful in securing such facilities.

For the year ended December 31, 2008, 2007 and 2006, total accounts receivables and long-term receivables sold by the Company were $3.7 billion, $4.9 billion and $6.4 billion, respectively (including $3.4 billion, $4.7 billion and $6.2 billion, respectively, of accounts receivables). As of December 31, 2008 and 2007, there were $1.0 billion and $978 million, respectively, of receivables outstanding under these programs for which the Company retained servicing obligations (including $621 million and $587 million, respectively, of accounts receivable).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). Although credit insurance remains generally available to the Company, it has become more expensive to obtain and often requires higher deductibles. The Company’s total credit exposure to outstanding short-term receivables that have been sold was $23 million at both December 31, 2008 and 2007. Reserves of $4 million and $1 million were recorded for potential losses at December 31, 2008 and 2007, respectively.

Adequate Internal Funding Resources

The Company believes that it has adequate internal resources available to fund expected working capital and capital expenditure requirements for the next twelve months as supported by the level of cash, cash equivalents, short-term investments and Sigma Fund balances in the U.S. and the ability to repatriate cash, cash equivalents, short-term investments and Sigma Fund balances from foreign jurisdictions.

Other Contingencies

Potential Contractual Damage Claims in Excess of Underlying Contract Value:  In certain circumstances, our businesses may enter into contracts with customers pursuant to which the damages that could be claimed by the other party for failed performance might exceed the revenue the Company receives from the contract. Contracts

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with these types of uncapped damage provisions are fairly rare, but individual contracts could still represent meaningful risk. There is a possibility that a damage claim by a counterparty to one of these contracts could result in expenses to the Company that are far in excess of the revenue received from the counterparty in connection with the contract.

Indemnification Provisions:  In addition, the Company may provide indemnifications for losses that result from the breach of general warranties contained in certain commercial, intellectual property and divestiture agreements. Historically, the Company has not made significant payments under these agreements, nor have there been significant claims asserted against the Company. However, there is an increasing risk in relation to intellectual property indemnities given the current legal climate. In indemnification cases, payment by the Company is conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements for indemnification based on breach of representations and warranties are generally limited in terms of duration, typically not more than 24 months, and for amounts not in excess of the contract value, and in some instances the Company may have recourse against third parties for certain payments made by the Company.

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

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment as detailed in Note 12, “Information by Segment and Geographic Region,” to the Company’s consolidated financial statements. Net sales and operating results for the Company’s three operating segments for 2008, 2007 and 2006 are presented below.

Mobile Devices Segment

The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In 2008, the segment’s net sales represented 40% of the Company’s consolidated net sales, compared to 52% in 2007 and 66% in 2006.

	Years Ended December 31			Percent Change
(Dollars in millions)	2008	2007	2006	2008—2007	2007—2006

Segment net sales	$12,099	$18,988	$28,383	(36)%	(33)%
Operating earnings (loss)	(2,199)	(1,201)	2,690	83%	***

***	Percentage change is not meaningful.

Segment Results—2008 Compared to 2007

In 2008, the segment’s net sales were $12.1 billion, a decrease of 36% compared to net sales of $19.0 billion in 2007. The 36% decrease in net sales was primarily driven by a 37% decrease in unit shipments. The segment’s net sales were negatively impacted by the segment’s limited product offerings in critical market segments, particularly 3G products, including smartphones, as well as very low-tier products. In addition, the segment’s net sales were impacted by the global economic downturn in the second half of 2008, which resulted in the slowing of end user demand. On a product technology basis, net sales decreased substantially for GSM and CDMA technologies and, to a lesser extent, decreased for iDEN and 3G technologies. On a geographic basis, net sales decreased substantially in North America, the Europe, Middle East and Africa region (“EMEA”) and Asia and, to a lesser extent, decreased in Latin America.

The segment incurred an operating loss of $2.2 billion in 2008, compared to an operating loss of $1.2 billion in 2007. The increase in the operating loss was primarily due to a decrease in gross margin, driven by: (i) a 36% decrease in net sales, (ii) excess inventory and other related charges of $370 million in 2008 due to a decision to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

consolidate software and silicon platforms, and (iii) a $150 million charge in 2008 related to the settlement of a purchase commitment, partially offset by: (i) the absence in 2008 of a $277 million charge for a legal settlement recorded in 2007, and (ii) savings from supply chain cost-reduction initiatives. The decrease in gross margin was partially offset by decreases in: (i) selling, general and administrative (“SG&A”) expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, and (ii) research and development (“R&D”) expenditures, reflecting savings from cost-reduction initiatives. The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required to fuel long-term growth. As a percentage of net sales in 2008 as compared to 2007, R&D and SG&A expenses increased and gross margin decreased.

The segment’s backlog was $290 million at December 31, 2008, compared to $647 million at December 31, 2007. This decrease in backlog is primarily due to a decline in customer demand, primarily driven by the segment’s limited product portfolio, as well as the global economic downturn.

Unit shipments in 2008 were 100.1 million units, a 37% decrease compared to shipments of 159.1 million units in 2007. The overall decrease reflects decreased unit shipments of products for all technologies. For the full year 2008, unit shipments decreased substantially in North America, EMEA and Asia and, to a lesser extent, decreased in Latin America. Although unit shipments by the segment decreased in 2008, total unit shipments in the worldwide handset market increased by approximately 5%. The segment estimates its worldwide market share to be approximately 8% in 2008, a decrease of approximately 6 percentage points versus 2007, reflecting a significant decline in market share in North America.

In 2008, average selling price (“ASP”) was flat compared to 2007. By comparison, ASP decreased approximately 9% in 2007 and 11% in 2006. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

The segment has several large customers located throughout the world. In 2008, aggregate net sales to the segment’s five largest customers accounted for approximately 41% of the segment’s net sales. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which account for approximately 24% of the segment’s net sales. The loss of any of the segment’s key customers could have a significant impact on the segment’s business.

Although the U.S. market continued to be the segment’s largest individual market, many of our customers and 56% of our segment’s 2008 net sales were outside the U.S. The largest of these international markets are Brazil, China and Mexico.

As the segment’s revenue transactions are largely denominated in local currencies, we are impacted by the weakening in the value of these local currencies against the U.S. dollar. A number of our more significant international markets, particularly in Latin America, were impacted by this trend in late 2008. We anticipate volatility in the currency markets to continue in 2009.

Segment Results—2007 Compared to 2006

In 2007, the segment’s net sales were $19.0 billion, a decrease of 33% compared to net sales of $28.4 billion in 2006. The 33% decrease in net sales was primarily driven by: (i) a 27% decrease in unit shipments, (ii) a 9% decrease in ASP, and (iii) decreased revenue from intellectual property and technology licensing. The segment’s product sales were negatively impacted by limitations in the segment’s product portfolio, including 3G products and products for the Multimedia and Mass Market product segments, as well as an aging product portfolio. On a product technology basis, net sales of products for: (i) GSM technology decreased substantially, (ii) iDEN and CDMA technologies decreased, and (iii) 3G technologies increased slightly. On a geographic basis, net sales decreased in all regions, and decreased substantially in Asia and EMEA. The substantial decrease in Asia, particularly in China, as well as in other emerging markets, was due to lower demand for our products as a result of an aging product portfolio and increased industry-wide competition. The substantial decrease in EMEA was due to limitations in our product portfolio, particularly 3G products.

The segment incurred an operating loss of $1.2 billion in 2007, compared to operating earnings of $2.7 billion in 2006. The operating loss was primarily due to a decrease in gross margin, driven by: (i) a 9% decrease in ASP, (ii) decreased income from intellectual property and technology licensing, (iii) a 27% decrease in unit shipments, and (iv) a $277 million charge for a legal settlement, partially offset by savings from supply chain cost-reduction initiatives. R&D expenditures increased, driven by increased expenditures on developmental engineering for new

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

products and software, as well as ongoing investment in next-generation technologies, partially offset by savings from cost-reduction initiatives. Reorganization of business charges increased due to employee severance costs and expenses related to the exit of a facility. SG&A expenses decreased, primarily due to lower marketing expenses and savings from cost-reduction initiatives, partially offset by increased expenditures on information technology upgrades. As a percentage of net sales in 2007 as compared to 2006, gross margin and operating margin decreased, and SG&A expenses and R&D expenditures increased.

The segment’s backlog was $647 million at December 31, 2007, compared to $1.4 billion at December 31, 2006. This decrease in backlog was primarily due to a decline in customer demand driven by the segment’s limited product portfolio.

The segment shipped 159.1 million units in 2007, a 27% decrease compared to shipments of 217.4 million units in 2006. The overall decrease reflects decreased unit shipments of products for all technologies. For the full year 2007, unit shipments: (i) decreased substantially in Asia and EMEA, (ii) decreased in North America, and (iii) increased in Latin America. Although unit shipments by the segment decreased in 2007, total unit shipments in the worldwide handset market increased by approximately 16%. The segment estimates its worldwide market share was approximately 14% for the full year 2007, a decrease of approximately 8 percentage points versus full year 2006.

In 2007, ASP decreased approximately 9% compared to 2006. The overall decrease in ASP was driven primarily by changes in the product-tier and geographic mix of sales. By comparison, ASP decreased approximately 11% in 2006 and 10% in 2005.

The segment has several large customers located throughout the world. In 2007, aggregate net sales to the segment’s five largest customers accounted for approximately 42% of the segment’s net sales. Besides selling directly to carriers and operators, the segment also sells products through a variety of third-party distributors and retailers, which account for approximately 33% of the segment’s net sales. The largest of these distributors was Brightstar Corporation.

Although the U.S. market continued to be the segment’s largest individual market, many of our customers, and more than 54% of our segment’s 2007 net sales, were outside the U.S. The largest of these international markets were Brazil, China and Mexico.

Home and Networks Mobility Segment

The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol video and broadcast network interactive set-tops, end-to-end video delivery systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems, including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the “network business”). In 2008, the segment’s net sales represented 33% of the Company’s consolidated net sales, compared to 27% in 2007 and 21% in 2006.

	Years Ended December 31			Percent Change
(Dollars in millions)	2008	2007	2006	2008—2007	2007—2006

Segment net sales	$10,086	$10,014	$9,164	1%	9%
Operating earnings	918	709	787	29%	(10)%

Segment Results—2008 Compared to 2007

In 2008, the segment’s net sales increased 1% to $10.1 billion, compared to $10.0 billion in 2007. The 1% increase in net sales primarily reflects a 16% increase in net sales in the home business, partially offset by an 11% decrease in net sales in the networks business. The 16% increase in net sales in the home business is primarily driven by a 17% increase in net sales of digital entertainment devices, reflecting a 19% increase in unit shipments to 18.0 million units, partially offset by lower ASP due to product mix shift and pricing pressure. The 11% decrease in net sales in the networks business was primarily driven by: (i) the absence of net sales by the embedded communication computing group (“ECC”) that was divested at the end of 2007, and (ii) lower net sales of iDEN, GSM and CDMA infrastructure equipment, partially offset by higher net sales of UMTS infrastructure equipment.

On a geographic basis, the 1% increase in net sales was primarily driven by higher net sales in Latin America and Asia, partially offset by lower net sales in North America. The increase in net sales in Latin America was

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily due to higher net sales in the home business. The increase in net sales in Asia was primarily driven by higher net sales of UMTS and CDMA infrastructure equipment, partially offset by lower net sales of GSM infrastructure. The decrease in net sales in North America was primarily due to lower net sales of iDEN and CDMA infrastructure equipment, partially offset by higher net sales in the home business. Net sales in North America accounted for approximately 50% of the segment’s total net sales in 2008, compared to approximately 52% of the segment’s total net sales in 2007. The regional shift in 2008 as compared to 2007 reflects a 5% aggregate growth in net sales outside of North America and a 3% decline in net sales in North America.

The segment had operating earnings of $918 million in 2008, compared to operating earnings of $709 million in 2007. The increase in operating earnings was primarily due to: (i) decreases in both SG&A and R&D expenditures, primarily related to savings from cost-reduction initiatives, and (ii) a decrease in reorganization of business charges, relating primarily to lower employee severance costs. These factors were partially offset by a decrease in gross margin, primarily due to: (i) an unfavorable product mix, and (ii) the absence of net sales by ECC. As a percentage of net sales in 2008 as compared to 2007, gross margin, SG&A expenses and R&D expenditures all decreased and operating margin increased. The segment’s gross margin percentages differ among its services, software and equipment products. Accordingly, the aggregate gross margin of the segment can fluctuate from period to period depending upon the relative mix of sales in the given period.

Due to the nature of the segment’s business, many of the agreements we enter into are long-term contracts that require sizeable investments by our customers. The segment is dependent upon a small number of customers for a significant portion of its sales. In 2008, sales to the segment’s top five customers represented approximately 45% of the segment’s net sales. The loss of one of these major customers could have a significant impact on the segment’s business and, because many of these contracts are long-term in nature, could impact revenue and earnings over several quarters. The segment’s backlog was $2.3 billion at December 31, 2008, compared to $2.6 billion at December 31, 2007.

In the home business, demand for the segment’s products depends primarily on the level of capital spending by broadband operators for constructing, rebuilding or upgrading their communications systems, and for offering advanced services. Additionally, in 2008, our digital video customers significantly increased their purchases of the segment’s products and services, primarily due to increased demand for digital entertainment devices, particularly IP and HD/DVR devices.

In the networks business, the segment has been a long-standing proponent of WiMAX and is now commercially deploying this technology to multiple customers on a global basis. The segment is developing infrastructure equipment utilizing LTE technology. LTE has widespread industry support, not only from current GSM/UMTS operators, but also from CDMA/EV-DO based carriers.

In February 2008, the segment acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD and Hangzhou Image Silicon, (known collectively as Dahua Digital), a developer, manufacturer and marketer of cable set-tops and related low cost integrated circuits for the emerging Chinese cable business. The acquisition helps the segment strengthen its position in the rapidly growing cable market in China.

Segment Results—2007 Compared to 2006

In 2007, the segment’s net sales increased 9% to $10.0 billion, compared to $9.2 billion in 2006. The 9% increase in net sales reflects a 27% increase in net sales in the home business, partially offset by a 1% decrease in net sales in the network business. The 27% increase in net sales in the home business was primarily driven by: (i) a 43% increase in net sales of digital entertainment devices, reflecting a 50% increase in unit shipments to 15.1 million units, partially offset by a decline in ASP due to a product mix shift towards all-digital set-tops, and (ii) a 6% increase in net sales of broadband gateways, primarily due to higher net sales of data modems, driven by net sales from the Netopia, Inc. business acquired in February 2007. The 1% decrease in net sales in the networks business was primarily driven by lower net sales of iDEN and CDMA infrastructure equipment, partially offset by higher net sales of GSM infrastructure equipment, despite competitive pricing pressure.

On a geographic basis, the 9% increase in net sales reflects higher net sales in all geographic regions. The increase in net sales in North America was driven primarily by higher sales of digital entertainment devices, partially offset by lower net sales of iDEN and CDMA infrastructure equipment. The increase in net sales in Asia was primarily due to higher net sales of GSM infrastructure equipment, partially offset by lower net sales of CDMA infrastructure equipment. The increase in net sales in EMEA was primarily due to higher net sales of GSM infrastructure equipment, partially offset by lower demand for iDEN and CDMA infrastructure equipment. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for 52% of the segment’s total net sales in 2007, compared to 56% of the segment’s total net sales in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The segment had operating earnings of $709 million in 2007, compared to operating earnings of $787 million in 2006. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by: (i) lower net sales of iDEN infrastructure equipment, and (ii) continued competitive pricing pressure in the market for GSM infrastructure equipment, partially offset by: (i) increased net sales of digital entertainment devices, and (ii) the reversal of reorganization of business accruals recorded in 2006 relating to employee severance which were no longer needed. SG&A expenses increased primarily due to the expenses from recently acquired businesses, partially offset by savings from cost-reduction initiatives. R&D expenditures decreased primarily due to savings from cost-reduction initiatives, partially offset by expenditures by recently acquired businesses and continued investment in digital entertainment devices and WiMAX. As a percentage of net sales in 2007 as compared to 2006, gross margin, SG&A expenses, R&D expenditures and operating margin all decreased.

In 2007, sales to the segment’s top five customers represented approximately 43% of the segment’s net sales. The segment’s backlog was $2.6 billion at December 31, 2007, compared to $3.2 billion at December 31, 2006.

In the home business, demand for the segment’s products depends primarily on the level of capital spending by broadband operators for constructing, rebuilding or upgrading their communications systems, and for offering advanced services. During the second quarter of 2007, the segment began shipping digital set-tops that support the Federal Communications Commission (“FCC”) — mandated separable security requirement. FCC regulations mandating the separation of security functionality from set-tops went into effect on July 1, 2007. As a result of these regulations, many cable service providers accelerated their purchases of set-tops in the first half of 2007. Additionally, in 2007, our digital video customers significantly increased their purchases of the segment’s products and services, primarily due to increased demand for digital entertainment devices, particularly HD/DVR devices.

During 2007, the segment completed the acquisitions of: (i) Netopia, Inc., a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, (ii) Tut Systems, Inc., a leading developer of edge routing and video encoders, (iii) Modulus Video, Inc., a provider of MPEG-4 Advanced Coding compression systems designed for delivery of high-value video content in IP set-top devices for the digital video, broadcast and satellite marketplaces, (iv) Terayon Communication Systems, Inc., a provider of real-time digital video networking applications to cable, satellite and telecommunication service providers worldwide, and (v) Leapstone Systems, Inc., a provider of intelligent multimedia service delivery and content management applications to networks operators. These acquisitions enhance our ability to provide complete end-to-end systems for the delivery of advanced video, voice and data services. In December 2007, Motorola completed the sale of ECC to Emerson for $346 million in cash.

Enterprise Mobility Solutions Segment

The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In 2008, the segment’s net sales represented 27% of the Company’s consolidated net sales, compared to 21% in 2007 and 13% in 2006.

	Years Ended December 31			Percent Change
(Dollars in millions)	2008	2007	2006	2008—2007	2007—2006

Segment net sales	$8,093	$7,729	$5,400	5%	43%
Operating earnings	1,496	1,213	958	23%	27%

Segment Results—2008 Compared to 2007

In 2008, the segment’s net sales increased 5% to $8.1 billion, compared to $7.7 billion in 2007. The 5% increase in net sales reflects an 8% increase in net sales to the government and public safety market, partially offset by a 2% decrease in net sales to the commercial enterprise market. The increase in net sales to the government and public safety market was primarily driven by: (i) increased net sales outside of North America, and (ii) the net sales generated by Vertex Standard Co., Ltd., a business the Company acquired a controlling interest of in January 2008, partially offset by lower net sales in North America. On a geographic basis, the segment’s net sales were higher in EMEA, Asia and Latin America and lower in North America.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The segment had operating earnings of $1.5 billion in 2008, compared to operating earnings of $1.2 billion in 2007. The increase in operating earnings was primarily due to an increase in gross margin, driven by: (i) the 5% increase in net sales, (ii) a favorable product mix, (iii) the absence in 2008 of an inventory-related charge in connection with the acquisition of Symbol Technologies, Inc. (“Symbol”) during the first quarter of 2007, and (iv) a decrease in SG&A expenses, primarily related to savings from cost-reduction initiatives. The increase in gross margin was partially offset by increased R&D expenditures, primarily due to developmental engineering expenditures for new product development and investment in next-generation technologies. As a percentage of net sales in 2008 as compared to 2007, gross margin, R&D expenditures and operating margin increased, and SG&A expenses decreased.

Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 57% of the segment’s net sales in 2008, compared to approximately 62% in 2007. The regional shift in 2008 as compared to 2007 reflects 19% growth in net sales outside of North America and a 4% decline in net sales in North America. Our products and services are sold worldwide to a diverse set of customers, including customers involved in: government and public safety (police, fire, emergency management services), military, utilities, retail, transportation and logistics, manufacturing, wholesale and distribution, and healthcare. The segment’s backlog was $2.4 billion at December 31, 2008, compared to $2.3 billion at December 31, 2007.

In the government and public safety market, we see a continued emphasis on mission-critical systems as we face ongoing natural disasters and world-wide terrorist-related events. We have led new innovations in the market this past year, through the continued success of our MOTOTRBO line and the introduction of the APXtm family of products, an industry first in many features. While spending by the segment’s government and public safety market customers is affected by government budgets at the national, state and local levels, we have seen the scope and size of systems requested by some of the segment’s customers continue to increase. We have had many significant wins across the globe, such as several city and state-wide communications systems in the United States, several competitive TETRA system wins with major international airport customers in Europe and Asia, and our largest award ever within Asia for the digital migration of the Royal Malaysian Police. These larger systems are more complex and include a wide range of capabilities that our technological innovations are able to provide.

We are also a market leader within the commercial enterprise markets. We continue to help our customers move information where it needs to be, as in the product launch of the MC75, an enterprise digital assistant targeted to the mobile workforce.

During 2008, the segment also: (i) acquired a controlling interest in Vertex Standard Co., Ltd., a global provider of two-way radio communication solutions, and (ii) completed the acquisition of AirDefense Inc., a leading wireless local area network (WLAN) security provider.

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

The segment had operating earnings of $1.2 billion in 2007, compared to operating earnings of $958 million in 2006. The increase in operating earnings was primarily due to an increase in gross margin in both: (i) the commercial enterprise market, driven by net sales from the Symbol business acquired in January 2007, and (ii) the government and public safety market, driven by strong net sales in North America. This improvement in gross margin was partially offset by: (i) an inventory-related charge in connection with the acquisition of Symbol, and (ii) increases in SG&A and R&D expenses, primarily due to expenses from recently acquired businesses, partially offset by savings from cost-reduction initiatives. As a percentage of net sales in 2007 as compared 2006, gross margin, R&D expenditures and operating margin decreased, and SG&A expenses increased.

Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 62% of the segment’s net sales in 2007, compared to approximately 63% in 2006. The segment’s backlog was $2.3 billion at December 31, 2007, compared to $2.0 billion at December 31, 2006.

During 2007, the segment completed the acquisition of: (i) Symbol Technologies, Inc., a leader in designing, developing, manufacturing and servicing products and systems used in end-to-end enterprise mobility solutions, and (ii) Good Technology, Inc., a provider of enterprise mobile computing software and services.

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

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

— Revenue recognition

— Inventory valuation

— Income taxes

— Valuation of Sigma Fund and investment portfolios

— Restructuring activities

— Retirement-related benefits

— Valuation and recoverability of goodwill and long-lived assets

Revenue Recognition

The Company’s arrangements with customers may differ in nature and complexity and may contain multiple deliverables, including products, equipment, services and software that may be essential to the functionality of the other deliverables, requiring the Company to make judgments and estimates in recognizing revenues.

Product and equipment sales may contain discounts, price protection, return provisions and other customer incentives. The Company’s recorded revenues are reduced by allowances for these items at the time the sales are recorded. The allowances are based on management’s best estimate of the amount of allowances that the customer will ultimately earn and was based on historical experience taking into account the type of products sold, the type of customer and the type of transaction specific to each arrangement. Where customer incentives cannot be reliably estimated, the Company recognizes revenue at the time the product sells through the distribution channel to the end customer.

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

Generally, multiple element arrangements are separated into specific accounting units when: (i) delivered elements have value to the customer on a stand-alone basis, (ii) objective and reliable evidence of fair value exists for the undelivered element(s), and (iii) delivery of the undelivered element(s) is probable and substantially within the control of the Company. Total arrangement consideration is allocated to the separate accounting units based on their relative fair values (if the fair value of each accounting unit is known) or using the residual method (if the fair value of the undelivered element(s) is known). Revenue is recognized for a separate accounting unit when the revenue recognition criteria are met for that unit. In certain situations, judgment is required in determining both the number of accounting units and fair value of the elements, although generally the fair value of an element can be objectively determined if the Company sells the element on a stand-alone basis. Multiple element arrangements that include software are separated into more than one unit of accounting when the following criteria are met: (i) the functionality of the delivered element(s) is not dependent on the undelivered element(s), (ii) there is vendor-

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

specific objective evidence of the fair value of the undelivered element(s), and (iii) general revenue recognition criteria related to the delivered element(s) have been met.

Changes in cost estimates and the fair values of certain deliverables could negatively impact the Company’s operating results. In addition, unforeseen conditions could arise over the contract term that may have a significant impact on operating results.

Inventory Valuation

The Company records valuation reserves on its inventory for estimated excess or obsolescence. The amount of the reserve is equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. On a quarterly basis, management in each segment performs an analysis of the underlying inventory to identify reserves needed for excess and obsolescence. Management uses its best judgment to estimate appropriate reserves based on this analysis. In addition, the Company adjusts the carrying value of inventory if the current market value of that inventory is below its cost.

At December 31, 2008 and 2007, Inventories consisted of the following:

December 31	2008	2007

Finished goods	$1,710	$1,737
Work-in-process and production materials	1,709	1,470

	3,419	3,207
Less inventory reserves	(760)	(371)

	$2,659	$2,836

The Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory obsolescence due to rapidly changing technology and customer requirements. As reflected above, the Company’s inventory reserves represented 22% of the gross inventory balance at December 31, 2008, compared to 12% of the gross inventory balance at December 31, 2007. The increase in the inventory reserves was primarily due to the Company recording a charge of $291 million for excess inventory due to a decision to consolidate software and silicon platforms in the Mobile Devices segment in 2008. The Company has inventory reserves for pending cancellations of product lines due to technology changes, long-life cycle products, lifetime buys at the end of supplier production runs, business exits, and a shift of production to outsourcing.

If actual future demand or market conditions are less favorable than those projected by management, additional inventory writedowns may be required.

Income Taxes

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

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the consolidated financial statements. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

statements for which payment has been deferred or expense for which the Company has already taken a deduction on an income tax return, but has not yet recognized in the consolidated financial statements.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. SFAS No. 109 requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2008, the Company’s U.S operations had generated two consecutive years of pre-tax losses, which are attributable to the Mobile Devices segment. During 2007 and 2008, the Home and Networks Mobility and Enterprise Mobility Solution businesses (collectively referred to as the “Broadband Mobility Solutions business”) were profitable in the U.S. and worldwide. Because of the 2007 and 2008 losses at Mobile Devices and the near-term forecasts for the Mobile Devices business, the Company believes that the weight of negative historic evidence precludes it from considering any forecasted income from the Mobile Devices business in its analysis of the recoverability of deferred tax assets. However, based on the sustained profits of the Broadband Mobility Solutions business, the Company believes that the weight of positive historic evidence allows it to include forecasted income from that the Broadband Mobility Solutions business in its analysis of the recoverability of its deferred tax assets. The Company also considered in its analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a partial valuation allowance should be recorded against the net deferred tax assets of our U.S operations. During fiscal 2008, we recorded a valuation allowance of $2.1 billion. The establishment of the valuation allowance was a non-cash expense.

The Company has a total deferred tax asset valuation allowance of approximately $2.7 billion against net deferred tax assets of approximately $6.2 billion as of December 31, 2008, compared to total deferred tax asset valuation allowance of $515 million against net deferred tax assets of $4.8 billion as of December 31, 2007.

Management believes its assumptions about the future performance of the Broadband Mobility Solutions business and the ability of the Company to generate sufficient future taxable income to realize the remaining deferred tax assets are reasonable. If the Broadband Mobility Solutions business does not meet these future forecasts or if the Company no longer deems certain tax planning strategies prudent or feasible due to changes in circumstances not currently contemplated, additional valuation allowances may be required in future periods.

Valuation of Sigma Fund and Investment Portfolios

The Company and its wholly-owned subsidiaries invest a significant portion of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that is designed to provide investment returns similar to a money market fund. Investments in Sigma Fund are carried at fair value. Investments not held in Sigma Fund generally consist of equity and debt securities, which are classified as available-for-sale and are carried at fair value.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s consolidated financial statements. Based on the framework provided by SFAS 157, the evidence to support the fair value is as follows.

Quoted market prices in active markets are available for investments in publicly traded common stock and equivalents and, as such, these investments are classified within Level 1.

The securities classified as Level 2 are primarily those that are professionally managed within the Sigma Fund. The valuation models are developed and maintained by third-party pricing services and use a number of standard inputs to the valuation model, including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on the market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

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

Level 3 fixed income securities are debt securities that do not have actively traded quotes on the date the Company presents its consolidated balance sheets and require the use of unobservable inputs, such as indicative quotes from dealers and qualitative input from investment advisors, to value these securities.

The Company cannot predict the occurrence of future events that might have an impact on the fair values of its investments in Sigma Fund or other investments carried at fair value.

Restructuring Activities

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

The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits to individuals by replacing the Regular Pension Plan benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. However, elected officers who are covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP. Effective January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 (the “Cap”) or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee’s MSPP benefit for all future years will be the greater of: (i) such employee’s eligible compensation as of January 1,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2007 (frozen at that amount), or (ii) the relevant Cap for the given year. Additionally, effective January 1, 2009, the MSPP was frozen as to any new participants after January 1, 2009 unless such participation was due to a prior contractual entitlement.

In February 2007, the Company amended the Regular Pension Plan and the MSPP, modifying the definition of average earnings. For years ended prior to December 31, 2007, benefits were calculated using the rolling average of the highest annual earnings in any five years within the previous ten calendar year period. Beginning in January 2008, the benefit calculation was based on the set of the five highest years of earnings within the ten calendar years prior to December 31, 2007, averaged with earnings from each year after 2007. Also effective January 2008, the Company amended the Regular Pension Plan, modifying the vesting period from five years to three years.

In December 2008, the Company amended the Regular Pension Plan, the Officers’ Plan and the MSPP (collectively, the “2008 Amended Pension Plans”) such that, effective March 1, 2009: (i) no participant shall accrue any benefit or additional benefit on and after March 1, 2009, and (ii) no compensation increases earned by a participant on and after March 1, 2009 shall be used to compute any accrued benefit. In 2008, the Company recognized a $237 million curtailment gain associated with this plan amendment.

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

The Company uses long-term historical actual return experience with consideration of the expected investment mix of the plans’ assets, as well as future estimates of long-term investment returns, to develop its expected rate of return assumption used in calculating the net periodic pension cost and the net retirement healthcare expense. The Company’s investment return assumption for the Regular Pension Plan and Postretirement Healthcare was 8.5% for 2008 and 2007. The investment return assumption for the Officers’ Plan was 6% in 2008 and 2007. At December 31, 2008, the Regular Pension Plan and the Postretirement Health Care Benefits Plan investment portfolios were predominantly equity investments and the Officers’ Plan investment portfolio was predominantly fixed-income securities.

A second key assumption is the discount rate. The discount rate assumptions used for pension benefits and postretirement health care benefits accounting reflects, at December 31 of each year, the prevailing market rates for high-quality, fixed-income debt instruments that, if the obligation was settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The Company’s discount rates for measuring its U.S. pension obligations were 6.75% at both December 2008 and 2007. The Company’s discount rates for measuring the Postretirement Health Care Benefits Plan obligation were 6.75% and 6.5% at December 31, 2008 and 2007, respectively.

A final set of assumptions involves the cost drivers of the underlying benefits. The rate of compensation increase is a key assumption used in the actuarial model for pension accounting and is determined by the Company based upon its long-term plans for such increases. The Company’s 2008 and 2007 rate for future compensation increase for the Officers’ Plan was 0%, as the salaries to be utilized for calculation of benefits under this plan have been frozen. As a result of the 2008 Amended Pension Plans, the salaries to be utilized for calculation of benefits

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

have been frozen, and the Company’s 2008 rate for future compensation increase for the Regular Pension Plan was set to 0%. The Company’s 2007 rate for future compensation increase for the Regular Pension Plan was 4%. For Postretirement Health Care Benefits Plan accounting, the Company reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. Based on this review, the health care cost trend rate used to determine the December 31, 2008 accumulated postretirement benefit obligation is 8.5% for 2009, with a declining trend rate of about 0.7% each year until it reaches 5% by 2014, with a flat 5% rate for 2014 and beyond.

For the year ended December 31, 2008, the Company recognized net periodic pension expense of $64 million related to its U.S. pension plans and a $237 million curtailment gain related to the plan amendments that are effective March 1, 2009. For the years ended December 31, 2007 and 2006, the net periodic pension expense for its U.S. pension plans were $191 million and $258 million, respectively. Cash contributions of $243 million were made to the U.S. pension plans in 2008. The Company expects to make cash contributions of approximately $180 million to its U.S. pension plans and approximately $50 million to its non-U.S. pension plans during 2009.

The 2008 and 2007 Postretirement Health Care Benefits Plan actual expenses were $15 million in both periods. Cash contributions of $16 million were made to this plan in 2008. The Company expects to make no cash contributions to the Postretirement Health Care Benefits Plan in 2009.

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

The Company adopted the provisions of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) as of January 1, 2008. EITF 06-4 requires that a liability for the benefit obligation be recorded because the promise of postretirement benefit had not been settled through the purchase of an endorsement split-dollar life insurance arrangement. As a result of the adoption of EITF 06-4, the Company recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Non-owner changes to equity in the amounts of $4 million and $41 million, respectively, in the Company’s consolidated statement of stockholders’ equity. It is currently expected that no further cash payments are required to fund these policies.

The 2008 Split-Dollar Life Insurance policy actual expense was $6 million. As of December 31, 2008, the Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $47 million with the offset reflected in Retained earnings and Non-owner changes to equity in the amounts of $4 million and $37 million, respectively, in the Company’s consolidated statement of stockholders’ equity as of December 31, 2008.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and illiquidity associated with certain investments held by the pension plans, which could impact the value of investments after the date of this filing. The Company’s measurement date of its plan assets and obligations is December 31.

Valuation and Recoverability of Goodwill and Long-lived Assets

Goodwill:  The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The Company continually assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components shall be aggregated and deemed a single reporting unit. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component. As such, the Company has determined that the Mobile Devices segment meets the requirement of a reporting unit. For the Enterprise Mobility Solutions segment, the Company has identified two reporting units, the Government and Public Safety reporting unit and the Enterprise Mobility reporting unit. For the Home and Networks Mobility segment, the Company has identified two reporting units, the Home reporting unit and the Public Networks reporting unit.

The goodwill impairment test is a two step analysis. In Step One, the fair value of each reporting unit is compared to its book value. Management must apply judgment in determining the estimated fair value of these reporting units. Fair value is determined using a combination of present value techniques and quoted market prices of comparable businesses. If the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed to be impaired for that reporting unit, and no further testing would be necessary. If the fair value of the reporting unit is less than the carrying value, the Company performs Step Two. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit’s goodwill is greater than its implied fair value.

The following describes the valuation methodologies used to derive the fair value of the reporting units.

•	Income Approach: To determine fair value, the Company discounted the expected cash flows of the reporting units. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of our model, the Company used a terminal value approach. Under this approach, the Company used estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted it to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted it by a perpetuity discount factor to determine the terminal value. The Company incorporated the present value of the resulting terminal value into our estimate of fair value.

•	Market-Based Approach: To corroborate the results of the income approach described above, the Company estimated the fair value of our reporting units using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. The Company also used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

In the fourth quarter of 2008, we conducted our annual assessment of goodwill for impairment. The Company performed extensive valuation analyses, utilizing both income and market approaches in our goodwill assessment process. During this quarter, we experienced a sustained, significant decline in our stock price that reduced the market capitalization below the book value of the Company. The reduced market capitalization reflected the macroeconomic declines coupled with the market view on the performance of the Mobile Devices reporting unit. The Company has considered this decline in our stock price in our impairment assessment.

The Company has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market-based approach, consistent with prior periods. The Company believes that this weighting is appropriate since it is often difficult to find other appropriate publicly traded companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units. If a heavier weighting was put on the market based approach for certain reporting units, a higher fair value would have been determined.

The determination of fair value of the reporting units and assets and liabilities within the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The Company assigned discount rates ranging from 13 to 14% for the Home, Public Networks, Government and Public Safety and Enterprise Mobility reporting units. The Company assigned a

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

discount rate of 25% to the Mobile Devices reporting unit commensurate with development stage enterprises or turnaround opportunities. The Company believes this rate reflects the inherent uncertainties of the Mobile Devices reporting unit’s projected cash flows. The Company evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units, and concluded they are reasonable.

Based on the results of Step One of our annual assessment of the recoverability goodwill, the fair values of the Home, Public Networks and Government and Public Safety reporting units exceeded their carrying values, indicating that there was no impairment of goodwill at these reporting units. The discount rate would need to be increased by 5.6% for the Home reporting unit, 12.1% for the Public Networks reporting unit and 22.0% for the Government and Public Safety reporting unit before the fair values of those reporting units would be less than their fair values. The Company does not believe the resulting discount rates would be reasonable relative to the risks associated with the future cash flows of these businesses.

However, the fair values of the Enterprise Mobility and Mobile Devices reporting units were below their respective book values, indicating a potential impairment of goodwill and the requirement to perform Step Two of the analysis for these reporting units. The Company acquired the main components of the Enterprise Mobility reporting unit in 2007 at which time the book value and fair value of the reporting unit was the same. Because of this fact, the Enterprise Mobility reporting unit was most likely to experience a decline in its fair value below its book value as a result of lower values in the overall market and the deteriorating macroeconomic environment and the market’s view of its near term impact on the reporting unit. The decline in the fair value of the Mobile Devices reporting unit below its book value is a result of the deteriorating macroeconomic environment, lower expected sales and cash flows as a result of the decision to consolidate platforms announced in the fourth quarter of 2008, and the uncertainty around the reporting unit’s future cash flows.

The allocation of the fair value of the reporting units to individual assets and liabilities within the reporting units also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, definite lived intangible assets, pre-paid assets, deferred taxes and current replacement costs for certain property, plant and equipment.

Based on the results of the hypothetical purchase price allocation in Step Two for the Enterprise Mobility and Mobile Devices reporting units, the implied fair value of goodwill was $0 for Mobile Devices and $1.0 billion for Enterprise Mobility. As a result, the Company reduced the recorded value of goodwill by $55 million at the Mobile Devices reporting unit (representing all of its goodwill) and $1.6 billion at the Enterprise Mobility reporting unit during the three-month period ended December 31, 2008.

A further deterioration in the Enterprise Mobility reporting unit’s operating results or projected cash flows in the future could result in additional impairment charges to goodwill. In addition, changes in certain assumptions in the current analysis could have a significant impact on the goodwill impairment charge recorded in the fourth quarter of 2008 for the Enterprise Mobility reporting unit. For example, a 2% decrease in the forecasted EBIT would result in an increase to the goodwill impairment charge of approximately $194 million, and a 100 basis point increase in the discount rate would result in an increase to the goodwill impairment charge of approximately $187 million. The sensitivity amounts above are calculated based on the impact of the change in the fair value of the Enterprise Mobility reporting unit, as well as the impact of changes in the fair values of the assets and liabilities of the Enterprise Mobility reporting unit.

The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Additional value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common stock. In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest.

For the purpose of determining the implied control premium calculation in the overall goodwill analysis, the Company applied assumptions, including for determining the fair value of corporate assets. Corporate assets primarily consist of cash and cash equivalents, Sigma Fund balances, short-term investments, investments, deferred tax assets and corporate facilities. Judgments about the fair value of corporate assets include, among others, an assumption that deferred tax assets should be discounted to reflect their economic lives, that a significant portion of the corporate assets are required to pay off debt, fund the Company’s retirement obligations, meet the near term

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

cash requirements of the Mobile Devices reporting unit, and market participants’ perceptions of the likely restructuring costs, including severance and exit costs, that might be incurred if the Company’s strategy is not successful. The results of the Company’s impairment analysis result in an implied control premium commensurate with historical transactions observed in our industry.

After reflecting the impairment charges, goodwill at the Mobile Devices and Enterprise Mobility reporting units represented $1.0 billion of our $27.9 billion of total assets as of December 31, 2008. The Company has no intangible assets with indefinite useful lives.

Long-lived Assets:  Long-lived assets include property, plant and equipment, intangible asset, long-term prepaid assets and other non-current assets. The Company reviews long-lived assets held for use for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events which may indicate long-lived assets may not be recoverable include, but are not limited to, a significant decrease in the market price of long-lived assets, a significant adverse change in the manner in which the Company utilizes a long-lived asset, a significant adverse change in the business climate, a recent history of operating or cash flow losses, or a current expectation that it is more likely than not likely that a long-lived asset will be sold or disposed of in the future. For impairment testing purposes, the Company groups our long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities (the asset group).

If the Company determines that a long-lived asset or asset group may not be recoverable, it compares the sum of the expected undiscounted future cash flows that the asset or asset group is expected to generate to the asset or asset group’s carrying value. If the sum of the undiscounted future cash flows exceed the carrying amount of the asset or asset group, the asset or asset group is not considered impaired. However, if the sum of the undiscounted future cash flows are less than the carrying amount of the assets or asset group, a loss is recognized for the difference between the fair value of the asset or asset group and the carrying value of the asset or asset group. The fair value of the asset or asset group is generally determined by discounting the expected future cash flows using a discount rate that is commensurate with the risk associated with the amount and timing of the expected future cash flows.

During 2008, the Company tested two asset groups for impairment. The first asset group was tested for impairment when it was determined that there was a more likely than not likely expectation that assets associated with a technology platform of the Enterprise Mobility segment would be disposed of or sold. This determination was made because the technology platform was no longer considered strategic to the Company. The Company determined that the expected future cash flows, which incorporated this change in the strategic direction of the platform, did not support its carrying amount. As a result, the assets, consisting primarily of intangible assets, were written down to their fair values. The Company recorded an impairment charge of $121 million during 2008 to reduce the carrying amount of the asset group to its fair value.

During the fourth quarter of 2008, due to the continued operating losses of the Mobile Devices segment, the Company tested the long-lived assets of the Mobile Devices segment for impairment. The long-lived assets of the Mobile Devices segment consisted primarily of property, plant and equipment and long-term pre-paid licenses. The asset group also included elements of working capital including inventory and accounts receivable. The Company considered future cash flows expected to be generated by the business and weighted them according to management’s view of their probability-weighted outcomes. The sum of these probability-weighted undiscounted future cash flows indicated that the asset group was recoverable. As a result, no impairment of long-lived assets was recorded at the Mobile Devices segment. A significant assumption in the expected future cash flow forecast was that it is more likely than not that management will be successful in its plans to turn around the Mobile Devices business. The plan to turn around Mobile Devices includes a successful execution of the segment’s software platform strategy and the Company’s ability to execute its cost savings initiatives.

Expectations of future cash flows could change if the Company determines it will not be successful in executing its plans to turn around the Mobile Devices business. Impairment charges of the long-lived assets of Mobile Devices could be required in future periods if the Company’s expectations of future cash flows changes.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s consolidated financial statements. The disclosures required by SFAS 157 are included in Note 6, “Fair Value Measurements,” to the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS 157 for non-financial assets and liabilities on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position 157-3, which provided guidance to clarify the application of FAS 157 in a market that is not active. The Company adopted this FSP in the fourth quarter 2008. The net impact of this FSP was immaterial.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”) as of January 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any assets or liabilities that were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

The Company adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) as of January 1, 2008. EITF 06-4 requires that endorsement split-dollar life insurance arrangements, which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967” (“the Statements”) based on the substance of the agreement with the employee. Upon adoption of EITF 06-4, the Company recognized an increase in Other liabilities of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Non-owner changes to equity in the amounts of $4 million and $41 million, respectively, in the Company’s consolidated statement of stockholders’ equity.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company’s consolidated financial statements.

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

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-K are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings: (1) “Mobile Device Segment,” about industry decline and growth, including as related to smartphones and data-centric devices, customer inventory management and timing, the impact of the segment’s strategy, opportunities for growth, the impact from the loss of key customers, the impact from the allocation and regulation of frequencies, the impact of regulatory matters, the availability of materials and components, energy supplies and labor, the seasonality of the business, the firmness of the segment’s backlog, the competitiveness of the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

patent portfolio and the manufacturing locations; (2) “Home and Networks Mobility Segment,” about the potential of the portfolio, including WiMAX and LTE, the impact of the separation of set-top security functionality, 3G and 4G licenses and market development, the Company’s involvement in market development, including China, sales and utilization, industry decline and growth, industry capital expenditures, the impact of the segment’s strategy, the impact of acquisitions, the impact from the loss of key customers, competition from new and existing competitors, consolidation among providers, iDEN trends, the impact of regulatory matters, the impact from the allocation and regulation of frequencies, the availability of materials and components, energy supplies and labor, the seasonality of the business, the firmness of the segment’s backlog, the competitiveness of the patent portfolio and the impact of license agreement royalties; (3) “Enterprise Mobility Solutions segment,” about industry and demand decline and growth, industry spending, the impact of the segment’s strategy, the impact from the loss of key customers and reduced spending, the competitive position, competition from system integrators, the impact of regulatory matters, the impact from the allocation and regulation of frequencies, the availability of materials and components, energy supplies and labor, the seasonality of the business, the firmness of the segment’s backlog and the competitiveness of the patent portfolio; (4) “Other Information,” about the impact from the loss of key customers, the firmness of the aggregate backlog position, the competitiveness through research and development and utilization of technology; (5) “Properties,” about the consequences of a disruption in manufacturing; (6) “Legal Proceedings,” about the ultimate disposition of pending legal matters and timing; (7) “Management’s Discussion and Analysis,” about: (a) the impact of acquisitions, (b) the success of our business strategy and portfolio, (c) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (d) the Company’s ability and cost to repatriate funds, (e) the impact of the timing and level of sales and the geographic location of such sales, (f) future cash contributions to pension plans or retiree health benefit plans, (g) the Company’s ability to collect on its Sigma Fund and other investments, (h) outstanding commercial paper balances and purchase obligation payments, (i) the Company’s ability and cost to access the capital markets, (j) the Company’s ability to borrow under its credit facilities, (k) the Company’s ability to retire outstanding debt, (l) the Company’s ability and cost to obtain performance related bonds, (m) adequacy of resources to fund expected working capital and capital expenditure measurements, (n) expected payments pursuant to commitments under long-term agreements, (o) the outcome of ongoing and future legal proceedings, (p) the success and impact of the Company turning around the Mobile Devices business, (q) the impact of recent accounting pronouncements on the Company, (r) the impact of the loss of key customers, and (s) the expected effective tax rate and deductibility of certain items; and (8) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At December 31, 2008 and 2007, the Company had net outstanding foreign exchange contracts totaling $2.6 billion and $3.0 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2008 and the corresponding positions as of December 31, 2007:

	Notional Amount
	December 31,	December 31,
Net Buy (Sell) by Currency	2008	2007

Chinese Renminbi	$(481)	$(1,292)
Euro	(445)	(33)
Brazilian Real	(356)	(377)
Taiwan Dollar	124	112
Japanese Yen	542	384

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have investment grade credit ratings, to fail to meet their obligations.

Foreign exchange financial instruments that are subject to the effects of currency fluctuations, which may affect reported earnings, include derivative financial instruments and other financial instruments which are not denominated in the functional currency of the legal entity holding the instrument. Derivative financial instruments consist primarily of forward contracts and currency options. Other financial instruments, which are not denominated in the functional currency of the legal entity holding the instrument, consist primarily of cash, cash equivalents, Sigma Fund investments and short-term investments, as well as accounts payable and receivable. Accounts payable and receivable are reflected at fair value in the financial statements. The fair value of the foreign exchange financial instruments would hypothetically decrease by $234 million as of December 31, 2008 if the foreign currency rates were to change unfavorably by 10% from current levels. This hypothetical amount is suggestive of the effect on future cash flows under the following conditions: (i) all current payables and receivables that are hedged were not realized, (ii) all hedged commitments and anticipated transactions were not realized or canceled, and (iii) hedges of these amounts were not canceled or offset. The Company does not expect that any of these conditions will occur. The Company expects that gains and losses on the derivative financial instruments should offset gains and losses on the assets, liabilities and future transactions being hedged. If the hedged transactions were included in the sensitivity analysis, the hypothetical change in fair value would be immaterial. The foreign exchange financial instruments are held for purposes other than trading.

The ineffective portion of changes in the fair value of foreign currency fair value hedge positions for the periods presented were de minimis. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to fair value hedges that were discontinued for the years ended December 31, 2008, 2007 and 2006 are included in the amounts noted above.

The Company recorded income (expense) of $(2) million, $1 million and $13 million for the years ended December 31, 2008, 2007 and 2006, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2008, 2007 and 2006 are included in the amounts noted above.

During the years ended December 31, 2008, 2007 and 2006, on a pre-tax basis, income (expense) of $3 million, $(16) million and $(98) million, respectively, was reclassified from equity to earnings in the Company’s consolidated statements of operations.

At December 31, 2008, the maximum term of derivative instruments that hedge forecasted transactions was one year. The weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was seven months.

Interest Rate Risk

At December 31, 2008, the Company’s short-term debt consisted primarily of $89 million of short-term variable rate foreign debt. The Company has $4.1 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, the Company historically entered into interest rate swaps (“Hedging Agreements”) to synthetically modify the characteristics of interest rate payments for certain of its outstanding long-term debt from fixed-rate payments to short-term variable rate payments. During the fourth quarter of 2008, the Company terminated all of its Hedging Agreements. The termination of the Hedging Agreements resulted in cash proceeds of approximately $158 million and a gain of approximately $173 million, which has been deferred and will be recognized as a reduction of interest expense over the remaining term of the associated debt.

Prior to the termination of the Hedging Agreements in the fourth quarter of 2008, the Hedging Agreements were designated as part of fair value hedging relationships of the Company’s long-term debt. As such, the changes in fair value of the Hedging Agreements and corresponding adjustments to the carrying amount of the debt were recognized in earnings. Interest expense on the debt was adjusted to include payments made or received under such Hedging Agreements. During 2008 (prior to the Hedging Agreements being terminated) and 2007, the Company recognized expense of $1 million and $2 million, respectively, representing the ineffective portion of changes in the fair value of the Hedging Agreements. These amounts are included in Other within Other income (expense) in the Company’s consolidated statement of operations.

Certain of the terminated Hedging Agreements were originally entered into during the fourth quarter of 2007. The Company entered into the Hedging Agreements concurrently with issuance of long-term debt to convert the fixed rate interest cost on the newly issued debt to a floating rate. The Hedging Agreements were originally designated as fair value hedges of the underlying debt, including the Company’s credit spread. During the first quarter of 2008, the swaps were no longer considered effective hedges because of the volatility in the price of the Company’s fixed-rate domestic term debt and the swaps were dedesignated. In the same period, the Company was able to redesignate the same Hedging Agreements as fair value hedges of the underlying debt, exclusive of the Company’s credit spread. For the period of time that the Hedging Agreements were deemed ineffective hedges, the Company recognized a gain of $24 million in the Company’s consolidated statements of operations, representing the increase in the fair value of the Hedging Agreements.

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s consolidated statements of operations. The weighted average fixed rate payments on these Interest Agreements was 5.07%. The fair value of the Interest Agreements at December 31, 2008 and 2007 were $(2) million and $3 million, respectively. The fair value of the Interest Agreements would hypothetically decrease by $1 million (i.e., would decrease from $(2) million to $(3) million) if EURIBOR rates were to change unfavorably by 10% from current levels.

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

Net Investment in Foreign Operations Hedge

At December 31, 2008 and 2007, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, Sigma Fund investments, short-term investments, accounts receivable, long-term receivables, accounts payable, accrued liabilities, derivatives and other financing commitments. The Company’s Sigma Fund, available-for-sale investment portfolios and derivatives are recorded in the Company’s consolidated balance sheets at fair value. All other financial instruments, with the exception of long-term debt, are carried at cost, which is not materially different than the instruments’ fair values.

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2008 was $2.8 billion, compared to a carrying value of $4.1 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Equity Price Market Risk

At December 31, 2008, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $128 million, which represented a cost basis of $125 million and a net unrealized gains of $3 million. The value of the available-for-sale equity securities would change by $13 million as of year-end 2008 if the price of the stock in each of the publicly-traded companies were to change by 10%. These equity securities are held for purposes other than trading.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Motorola, Inc.:

We have audited the accompanying consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorola, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 9 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Also, as discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Also, as discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorola, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois
February 26, 2009

Motorola, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31
(In millions, except per share amounts)	2008	2007	2006

Net sales	$30,146	$36,622	$42,847
Costs of sales	21,751	26,670	30,120

Gross margin	8,395	9,952	12,727

Selling, general and administrative expenses	4,330	5,092	4,504
Research and development expenditures	4,109	4,429	4,106
Other charges	2,347	984	25

Operating earnings (loss)	(2,391)	(553)	4,092

Other income (expense):
Interest income, net	48	91	326
Gains on sales of investments and businesses, net	82	50	41
Other	(376)	22	151

Total other income (expense)	(246)	163	518

Earnings (loss) from continuing operations before income taxes	(2,637)	(390)	4,610
Income tax expense (benefit)	1,607	(285)	1,349

Earnings (loss) from continuing operations	(4,244)	(105)	3,261
Earnings from discontinued operations, net of tax	—	56	400

Net earnings (loss)	$(4,244)	$(49)	$3,661

Earnings (loss) per common share:
Basic:
Continuing operations	$(1.87)	$(0.05)	$1.33
Discontinued operations	—	0.03	0.17

	$(1.87)	$(0.02)	$1.50

Diluted:
Continuing operations	$(1.87)	$(0.05)	$1.30
Discontinued operations	—	0.03	0.16

	$(1.87)	$(0.02)	$1.46

Weighted average common shares outstanding:
Basic	2,265.4	2,312.7	2,446.3
Diluted	2,265.4	2,312.7	2,504.2
Dividends paid per share	$0.20	$0.20	$0.18

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
(In millions, except per share amounts)	2008	2007

ASSETS
Cash and cash equivalents	$3,064	$2,752
Sigma Fund	3,690	5,242
Short-term investments	225	612
Accounts receivable, net	3,493	5,324
Inventories, net	2,659	2,836
Deferred income taxes	1,092	1,891
Other current assets	3,140	3,565

Total current assets	17,363	22,222

Property, plant and equipment, net	2,442	2,480
Sigma Fund	466	—
Investments	517	837
Deferred income taxes	2,428	2,454
Goodwill	2,837	4,499
Other assets	1,816	2,320

Total assets	$27,869	$34,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$92	$332
Accounts payable	3,188	4,167
Accrued liabilities	7,340	8,001

Total current liabilities	10,620	12,500

Long-term debt	4,092	3,991
Other liabilities	3,650	2,874
Stockholders’ equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,831	6,792
Issued shares: 2008 — 2,276.9 and 2007 — 2,264.0 and
Outstanding shares: 2008 — 2,276.5 and 2007 — 2,263.1
Additional paid-in capital	1,003	782
Retained earnings	3,878	8,579
Non-owner changes to equity	(2,205)	(706)

Total stockholders’ equity	9,507	15,447

Total liabilities and stockholders’ equity	$27,869	$34,812

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

			Non-Owner Changes To Equity
			Fair Value
		Common	Adjustment	Foreign
		Stock and	To Available	Currency	Retirement
		Additional	For Sale	Translation	Benefits	Other
		Paid-In	Securities,	Adjustments,	Adjustments,	Items,	Retained	Comprehensive
(In millions, except per share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Net of Tax	Earnings	Earnings (Loss)

Balances at January 1, 2006	2,502.7	12,199	97	(253)	(1,269)	2	5,897

Net earnings							3,661	$3,661
Net unrealized losses on securities (net of tax of $37)			(60)					(60)
Foreign currency translation adjustments (net of tax of $1)				127				127
Year-end and other retirement adjustments (net of tax of $150)					(308)			206
Issuance of common stock and stock options exercised	68.1	916
Share repurchase program	(171.7)	(3,826)
Excess tax benefits from share-based compensation		165
Stock option and employee stock purchase plan expense		252
Net gain on derivative instruments (net of tax of $6)						14		14
Dividends declared ($0.19 per share)							(472)

Balances at December 31, 2006	2,399.1	9,706	37	(126)	(1,577)	16	9,086	$3,948

Cumulative effect — FIN 48		93					27
Effect of Non-U.S. pension plan measurement date change							(17)

Balances at January 1, 2007	2,399.1	9,799	37	(126)	(1,577)	16	9,096

Net loss							(49)	$(49)
Net unrealized losses on securities (net of tax of $58)			(96)					(96)
Foreign currency translation adjustments (net of tax of $3)				142				142
Amortization of retirement benefits adjustments (net of tax of $39)					62			62
Year-end and other retirement adjustments (net of tax of $328)					852			852
Issuance of common stock and stock options exercised	36.1	484
Share repurchase program	(171.2)	(3,035)
Excess tax benefits from share-based compensation		50
Stock option and employee stock purchase plan expense		276
Net loss on derivative instruments (net of tax of $6)						(16)		(16)
Dividends declared ($0.20 per share)							(468)

Balances at December 31, 2007	2,264.0	$7,574	$(59)	$16	$(663)	$—	$8,579	$895

Cumulative effect — Postretirement Insurance Plan					(41)		(4)

Balances at January 1, 2008	2,264.0	7,574	(59)	16	(704)	—	8,575

Net loss							(4,244)	$(4,244)
Net unrealized gains on securities (net of tax of $36)			61					61
Foreign currency translation adjustments (net of tax of $39)				(149)				(149)
Amortization of retirement benefit adjustments (net of tax of $10)					19			19
Effect of U.S. pension plan freeze curtailment (net of tax of $25)					(42)			(42)
Year-end and other retirement adjustments (net of tax of $793)					(1,340)			(1,340)
Issuance of common stock and stock options exercised	21.9	197
Share repurchase program	(9.0)	(138)
Tax shortfalls from share-based compensation		(6)
Stock option and employee stock purchase plan expense		207
Net loss on derivative instruments (net of tax of $5)						(7)		(7)
Dividends declared ($0.20 per share)							(453)

Balances at December 31, 2008	2,276.9	$7,834	$2	$(133)	$(2,067)	$(7)	$3,878	$(5,702)

See accompanying notes to consolidated financial statements.

Motorola, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
(In millions)	2008	2007	2006

Operating
Net earnings (loss)	$(4,244)	$(49)	$3,661
Less: Earnings from discontinued operations	—	56	400

Earnings (loss) from continuing operations	(4,244)	(105)	3,261
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	831	903	558
Non-cash other charges	2,516	213	49
Share-based compensation expense	280	315	276
Gains on sales of investments and businesses, net	(82)	(50)	(41)
Deferred income taxes, including change in valuation allowance	1,698	(747)	838
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	1,891	2,538	(1,775)
Inventories	(54)	556	(718)
Other current assets	466	(705)	(388)
Accounts payable and accrued liabilities	(1,631)	(2,303)	1,654
Other assets and liabilities	(1,429)	170	(215)

Net cash provided by operating activities from continuing operations	242	785	3,499

Investing
Acquisitions and investments, net	(282)	(4,568)	(1,068)
Proceeds from sale of investments and businesses	93	411	2,001
Distributions from investments	113	—	—
Capital expenditures	(504)	(527)	(649)
Proceeds from sale of property, plant and equipment	133	166	85
Proceeds from sales (purchases) of Sigma Fund investments, net	853	6,889	(1,337)
Proceeds from sales (purchases) of short-term investments, net	388	8	(476)

Net cash provided by (used for) investing activities from continuing operations	794	2,379	(1,444)

Financing
Proceeds from (repayment of) commercial paper and short-term borrowings, net	(50)	(242)	66
Repayment of debt	(225)	(1,386)	(18)
Proceeds from issuance of debt, net	7	1,415	—
Issuance of common stock	145	440	918
Purchase of common stock	(138)	(3,035)	(3,826)
Proceeds from settlement of financial instruments	158	—	—
Payment of dividends	(453)	(468)	(443)
Distribution to discontinued operations	(90)	(75)	(23)
Other, net	1	50	165

Net cash used for financing activities from continuing operations	(645)	(3,301)	(3,161)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(79)	73	148

Net increase (decrease) in cash and cash equivalents	312	(64)	(958)
Cash and cash equivalents, beginning of year	2,752	2,816	3,774

Cash and cash equivalents, end of year	$3,064	$2,752	$2,816

Cash Flow Information

Cash paid during the year for:
Interest, net	$252	$312	$322
Income taxes, net of refunds	407	440	463

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

Cash Equivalents:  The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2008, and 2007, restricted cash was $343 million and $158 million, respectively.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that is designed to provide investment returns similar to a money market fund. The Sigma Fund portfolio is managed by four premier independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be high-quality, investment grade (rated at least A/A-1 by Standard & Poor’s or A2/P-1 by Moody’s Investor Services) U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset-backed and mortgaged-backed securities. Except for debt obligations of the U.S. treasury and U.S. agencies, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of a single issuer. The Sigma Fund investment policies further require that floating rate investments must have a maturity at purchase date that is not in excess of 36 months with an interest rate that is reset at least annually. The average interest rate that is reset of investments held in the Sigma Fund must be 120 days or less.

Investments in Sigma Fund are carried at fair value. The Company primarily relies on valuation pricing models and broker quotes to determine the fair value of investments in the Sigma Fund. The valuation models are developed and maintained by third-party pricing services, and use a number of standard inputs, including benchmark yields, reported trades, broker/dealer quotes where the counterparty is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and reference data. For each asset class, quantifiable inputs related to perceived market movements and sector news may also be considered in addition to the standard inputs.

The Company considers a decline in the fair value of a security in Sigma Fund to be temporary if it believes that it will collect all amounts it is owed on the security according to its contractual terms, which may be at maturity. If it becomes probable that the Company will not collect all amounts that it is owed according to a security’s contractual terms, it considers the security to be impaired and adjusts its cost basis of the security by the related impairment loss. Beginning in the fourth quarter of 2008, all changes in the fair value of Sigma Fund investments, including temporary unrealized gains (losses) and impairment charges, are recorded in Other within Other income (expense) in the Company’s consolidated statements of operations.

Investments:  Investments in equity and debt securities classified as available-for-sale are carried at fair value. Debt securities classified as held-to-maturity are carried at amortized cost. Equity securities that are restricted for more than one year or that are not publicly traded are carried at cost. Certain investments are accounted for using the equity method if the company has significant influence over the issuing entity.

The Company assesses declines in the fair value of investments to determine whether such declines are other-than-temporary. This assessment is made considering all available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold investment until recovery. Other-than-temporary impairments of investments are recorded to Other within Other income (expense) in the Company’s consolidated statements of operations in the period in which they become impaired.

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

Goodwill and Intangible Assets:  Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value (“FV”) of each reporting unit is compared to its book value. If the FV of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s FV to determine the FV of the reporting unit’s goodwill. FV is determined using a combination of present value techniques and market prices of comparable businesses.

Intangible assets are generally amortized on a straight line basis over their respective estimated useful lives ranging from one to 14 years. The Company has no intangible assets with indefinite useful lives.

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

Income Taxes:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period that includes the enactment date.

Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Beginning January 1, 2007, the Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not in accordance with the provisions of FIN 48. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. Prior to January 1, 2007, the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The Company records interest related to unrecognized tax benefits in Interest expense and penalties in Selling, general and administrative expenses in the Company’s consolidated statements of operations.

Long-term Receivables:  Long-term receivables include trade receivables where contractual terms of the note agreement are greater than one year. Long-term receivables are considered impaired when management determines collection of all amounts due according to the contractual terms of the note agreement, including principal and interest, is no longer probable. Impaired long-term receivables are valued based on the present value of expected future cash flows, discounted at the receivable’s effective rate of interest, or the fair value of the collateral if the receivable is collateral dependent. Interest income and late fees on impaired long-term receivables are recognized only when payments are received. Previously impaired long-term receivables are no longer considered impaired and are reclassified to performing when they have performed under a workout or restructuring for four consecutive quarters.

Foreign Currency:  Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of Non-owner changes to equity in the Company’s consolidated balance sheets. For those operations that have the U.S. dollar as their functional currency, transactions denominated in the local currency are measured in U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from remeasurement of monetary assets and liabilities are included in Other within Other income (expense) within the Company’s consolidated statements of operations.

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

Earnings (Loss) Per Share:  The Company calculates its basic earnings (loss) per share based on the weighted-average effect of all common shares issued and outstanding. Net earnings (loss) is divided by the weighted average common shares outstanding during the period to arrive at the basic earnings (loss) per share. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the sum of the weighted average number of common shares used in the basic earnings (loss) per share calculation and the weighted average number of common shares that would be issued assuming exercise or conversion of all potentially dilutive securities, excluding those securities that would be anti-dilutive to the earnings (loss) per share calculation. Both basic and diluted earnings (loss) per share amounts are calculated for earnings (loss) from continuing operations and net earnings (loss) for all periods presented.

Share-Based Compensation Costs:  The Company has incentive plans that reward employees with stock options, stock appreciation rights, restricted stock and restricted stock units, as well as an employee stock purchase plan. Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for share-based compensation. On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. The Company had previously disclosed the fair value of its stock options in its footnotes. The amount of compensation cost for share-based awards is measured based on the fair value of the awards, as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest. The fair value of stock options and stock appreciation rights is generally determined using a Black-Scholes option pricing model which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.

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

Advertising Expense:  Advertising expenses, which are the external costs of marketing the Company’s products, are expensed as incurred. Advertising expenses were $790 million, $1.1 billion and $1.2 billion for the years ended December 31, 2008, 2007, and 2006, respectively.

Use of Estimates:  The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable and long-term receivables, inventories, Sigma Fund, investments, goodwill, intangible and other long-lived assets, legal contingencies, guarantee obligations, indemnifications, and assumptions used in the calculation of income taxes, retirement and other post-employment benefits and allowances for discounts, price protection, product returns, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting for continuing changes in the economic environment will be reflected in the financial statements in future periods.

Reclassifications:  Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2008 presentation.

Recent Accounting Pronouncements:  The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 were applied prospectively upon adoption and did not have a material impact on the Company’s consolidated financial statements. The disclosures required by SFAS 157 are included in Note 9, “Fair Value Measurements,” to the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of adopting SFAS 157 for non-financial assets and liabilities on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, which provided guidance to clarify the application of FAS 157 in a market that is not active. The Company adopted this FSP in the fourth quarter of 2008. The net impact of this FSP was immaterial.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”) as of January 1, 2008. SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any assets or liabilities, which were not previously carried at fair value. Accordingly, the adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

The Company adopted EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) as of January 1, 2008. EITF 06-4 requires that endorsement split-dollar life insurance arrangements, which provide a benefit to an employee beyond the postretirement period be recorded in accordance with SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967” (“the Statements”) based on the substance of the agreement with the employee. Upon adoption of EITF 06-4, the Company recognized an increase in Other liabilities of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Non-owner changes to equity in the amounts of $4 million and $41 million, respectively, in the Company’s consolidated statement of stockholders’ equity.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements, which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company’s consolidated financial statements.

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

2. Discontinued Operations

During the year ended December 31, 2006, the Company completed the sale of its automotive electronics business to Continental AG for $856 million in net cash received. The Company recorded a gain on sale of business of $399 million before income taxes, which is included in Earnings (loss) from discontinued operations, net of tax, in the Company’s consolidated statements of operations.

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

The financial results of the automotive electronics business and Freescale Semiconductor were reflected as discontinued operations in the consolidated financial statements and related notes thereto. During the year ended December 31, 2008, the discontinued operations activity primarily relates to the resolution and payment of certain indemnifications relating to a divestiture. During the year ended December 31, 2007, the discontinued operations activity primarily relates to resolutions of certain matters with the tax authorities and payments of post-retiree medical claims to former employees.

The following table displays summarized activity in the Company’s consolidated statements of operations for discontinued operations during the years ended December 31, 2007 and 2006. The Company had no such activity during the year end December 31, 2008.

Years Ended December 31	2007	2006

Net sales	$—	$860
Operating earnings	10	87
Gains on sales of investments and businesses, net	—	399
Earnings before income taxes	10	482
Income tax expense (benefit)	(46)	82
Earnings from discontinued operations, net of tax	56	400

3. Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating earnings (loss) consist of the following:

Years Ended December 31	2008	2007	2006

Other charges (income):
Goodwill impairment	$1,619	$—	$—
Intangibles amortization	318	369	100
Reorganization of businesses	248	290	172
Asset impairments	136	89	—
Separation-related transaction costs	59	—	—
Legal settlements and related insurance matters, net	14	140	50
In-process research and development charges	1	96	33
Gain on sale of property, plant and equipment	(48)	—	—
Charitable contribution to Motorola Foundation	—	—	88
Settlements and collections related to Telsim	—	—	(418)

	$2,347	$984	$25

Other Income (Expense)

Interest income, net, and Other both included in Other income (expense) consist of the following:

Years Ended December 31	2008	2007	2006

Interest income, net:
Interest income	$272	$456	$661
Interest expense	(224)	(365)	(335)

	$48	$91	$326

Other:
Investment impairments	$(365)	$(44)	$(27)
Impairment charges on Sigma Fund investments	(186)	(18)	—
Temporary unrealized losses of the Sigma Fund investments	(101)	—	—
Foreign currency gain (loss)	(84)	97	60
U.S. pension plan freeze curtailment gain	237	—	—
Liability extinguishment gain	56	—	—
Gain on interest rate swaps	24	—	—
Gain on Sprint Nextel derivatives	—	—	99
Other	43	(13)	19

	$(376)	$22	$151

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share from both continuing operations and net earnings (loss), including discontinued operations, is computed as follows:

	Continuing Operations			Net Earnings (Loss)
Years Ended December 31	2008	2007	2006	2008	2007	2006

Basic earnings (loss) per common share:
Earnings (loss)	$(4,244)	$(105)	$3,261	$(4,244)	$(49)	$3,661
Weighted average common shares outstanding	2,265.4	2,312.7	2,446.3	2,265.4	2,312.7	2,446.3
Per share amount	$(1.87)	$(0.05)	$1.33	$(1.87)	$(0.02)	$1.50

Diluted earnings (loss) per common share:
Earnings (loss)	$(4,244)	$(105)	$3,261	$(4,244)	$(49)	$3,661

Weighted average common shares outstanding	2,265.4	2,312.7	2,446.3	2,265.4	2,312.7	2,446.3
Add effect of dilutive securities:
Employee share-based awards	—	—	57.9	—	—	57.9

Diluted weighted average common shares outstanding	2,265.4	2,312.7	2,504.2	2,265.4	2,312.7	2,504.2

Per share amount	$(1.87)	$(0.05)	$1.30	$(1.87)	$(0.02)	$1.46

For the years ended December 31, 2008 and 2007, the Company was in a loss position and accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive. Once the Company returns to profitability, the diluted impact of stock options, stock appreciation rights, and restricted stock units will be evaluated for their impact on the weighted average shares outstanding for purposes of computing diluted earnings (loss) per common share.

For the year ended December 31, 2006 in the computation of diluted earnings (loss) per common share from both continuing operations and on a net earnings (loss) basis, 76.6 million stock options were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Sigma Fund

Sigma Fund consists of the following:

			Temporary	Temporary
	Recorded Value		Unrealized	Unrealized
December 31, 2008	Current	Non-current	Gains	Losses

Cash	$1,108	$—	$—	$—
Certificates of deposit	20	—	—	—
Securities:
U.S. government and agency obligations	752	—	—	—
Corporate bonds	1,616	366	25	(88)
Asset-backed securities	113	59	—	(24)
Mortgage-backed securities	81	41	—	(14)

	$3,690	$466	$25	$(126)

		Temporary	Temporary
		Unrealized	Unrealized
December 31, 2007	Recorded Value	Gains	Losses

Cash	$16	$—	$—
Certificates of deposit	156	—	—
Securities:
Commercial paper	1,282	—	—
U.S. government and agency obligations	25	—	—
Corporate bonds	3,125	1	(48)
Asset-backed securities	420	—	(5)
Mortgage-backed securities	209	—	(5)
Other	9	—	—

	$5,242	$1	$(58)

The fair market value of investments in the Sigma Fund was $4.2 billion and $5.2 billion at December 31, 2008 and 2007, respectively.

The Company considers unrealized losses in the Sigma Fund to be temporary, as these losses have resulted primarily from the ongoing disruptions in the capital markets. On the securities for which the unrealized losses are considered temporary (excluding impaired securities), the Company believes it is probable that it will be able to collect all amounts it is owed according to their contractual terms, which may be at maturity. Temporary unrealized losses in the Sigma Fund were $101 million and $57 million at December 31, 2008 and 2007, respectively.

If it becomes probable the Company will not collect amounts it is owed on securities according to their contractual terms, the Company considers the security to be impaired and adjusts the cost basis of the security accordingly. For the years ended December 31, 2008 and 2007, impairment charges in the Sigma Fund were $186 million and $18 million, respectively. The impairment charges were primarily related to investments in Lehman Brothers Holdings, Inc., Washington Mutual, Inc., and Sigma Finance Corporation, an unrelated special investment vehicle managed by United Kingdom-based Gordian Knot, Limited.

Securities with a significant temporary unrealized loss and a maturity greater than 12 months and impaired securities have been classified as non-current in the Company’s consolidated balance sheets. At December 31, 2008, $466 million of the Sigma Fund investments were classified as non-current, and the weighted average maturity of the Sigma Fund investments classified as non-current (excluding impaired securities) was 16 months. At December 31, 2007, none of the Sigma Fund investments were classified as non-current.

Prior to the three months ended December 31, 2008, the Company recognized impairment charges from Sigma Fund investments in its consolidated statements of operations and temporary unrealized losses in Sigma Fund investments as a component of Non-owner changes to equity in the consolidated statements of stockholders’ equity. During the three months ended December 31, 2008, the Company determined that temporary unrealized losses in Sigma Fund investments should also be recognized in the Company’s consolidated statements of operations, even though the related securities were not considered impaired. Because the Sigma Fund uses investment-company accounting in its stand-alone financial statements, it marks the investments in the fund to market and records all unrealized gains or losses in earnings, whether or not the related securities are considered impaired. The Company has determined that the stand-alone accounting policies of the Sigma Fund should be retained in its consolidated financial statements. Accordingly, the Company recorded $101 million of accumulated temporary unrealized losses in Sigma Fund investments in its consolidated statements of operations during the three months ended December 31, 2008, which represents all of the temporary unrealized gains and losses that have accumulated in Sigma Fund investments as of December 31, 2008. Portions of the temporary unrealized losses recognized in the three months ended December 31, 2008 arose in periods prior to the three months ended December 31, 2008 and should have been reflected in the Company’s consolidated statements of operations in the periods in which they arose. The Company has determined that the impact of the amounts that arose in prior periods is not material to the consolidated results of operations of those prior periods.

During the year ended December 31, 2008, the Company recorded total charges related to Sigma Fund investments, including temporary unrealized losses and impairment charges, of $287 million in its consolidated statement of operations. During the year ended December 31, 2007, the Company recorded total charges of $18 million, all of which were impairment charges, in its consolidated statements of operations. There were no temporary unrealized losses or impairment charges in the Sigma Fund investment portfolio during the year ended December 31, 2006.

Investments

Investments consist of the following:

	Recorded Value		Less
	Short-term		Unrealized	Unrealized	Cost
December 31, 2008	Investments	Investments	Gains	Losses	Basis

Certificates of deposit	$225	$—	$—	$—	$225
Available-for-sale securities:
U.S. government and agency obligations	—	25	1	—	24
Corporate bonds	—	7	—	—	7
Asset-backed securities	—	1	—	—	1
Common stock and equivalents	—	128	5	(2)	125

	225	161	6	(2)	382
Other securities, at cost	—	296	—	—	296
Equity method investments	—	60	—	—	60

	$225	$517	$6	$(2)	$738

	Recorded Value		Less
	Short-term		Unrealized	Unrealized	Cost
December 31, 2007	Investments	Investments	Gains	Losses	Basis

Certificates of deposit	$509	$—	$—	$—	$509
Available-for-sale securities:
U.S. government and agency obligations	19	—	—	—	19
Corporate bonds	1	—	—	—	1
Common stock and equivalents	—	333	40	(79)	372
Other	83	—	—	—	83

	612	333	40	(79)	984
Other securities, at cost	—	414	—	—	414
Equity method investments	—	90	—	—	90

	$612	$837	$40	$(79)	$1,488

At December 31, 2008, the Company had $225 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $612 million of short-term investments at December 31, 2007.

At December 31, 2008, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $128 million, which represented a cost basis of $125 million and a net unrealized gain of $3 million. At December 31, 2007, the Company’s available-for-sale securities portfolio had an approximate fair market value of $333 million, which represented a cost basis of $372 million and a net unrealized loss of $39 million.

During the years ended December 31, 2008, 2007 and 2006, the Company recorded investment impairment charges of $365 million, $44 million and $27 million, respectively, representing other-than-temporary declines in the value of the Company’s available-for-sale investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s consolidated statements of operations.

Gains on sales of investments and businesses, consists of the following:

Years Ended December 31	2008	2007	2006

Gains on sales of investments, net	$82	$17	$41
Gains on sales of businesses, net	—	33	—

	$82	$50	$41

During the year ended December 31, 2008, the $82 million of net gains primarily relates to sales of a number of the Company’s equity investments, of which $29 million of gain was attributed to a single investment. During the year ended December 31, 2007, the $50 million of net gains was primarily related to a $34 million gain on the sale of the Company’s embedded communication computing business. During the year ended December 31, 2006, the $41 million of net gains was primarily related to a $141 million gain on the sale of the Company’s remaining shares in Telus Corporation, partially offset by a $126 million loss on the sale of the Company’s remaining shares in Sprint Nextel Corporation (“Sprint Nextel”).

Accounts Receivable

Accounts receivable, net, consists of the following:

December 31	2008	2007

Accounts receivable	$3,675	$5,508
Less allowance for doubtful accounts	(182)	(184)

	$3,493	$5,324

Inventories

Inventories, net, consist of the following:

December 31	2008	2007

Finished goods	$1,710	$1,737
Work-in-process and production materials	1,709	1,470

	3,419	3,207
Less inventory reserves	(760)	(371)

	$2,659	$2,836

During the year ended December 31, 2008, the Company recorded a charge of $291 million for excess inventory due to a decision to consolidate software and silicon platforms in the Mobile Devices segment.

Other Current Assets

Other current assets consists of the following:

December 31	2008	2007

Costs and earnings in excess of billings	$1,094	$995
Contract related deferred costs	861	763
Contractor receivables	378	960
Value-added tax refunds receivable	278	321
Other	529	526

	$3,140	$3,565

Property, plant, and equipment

Property, plant and equipment, net, consists of the following:

December 31	2008	2007

Land	$148	$134
Building	1,905	1,934
Machinery and equipment	5,687	5,745

	7,740	7,813
Less accumulated depreciation	(5,298)	(5,333)

	$2,442	$2,480

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $511 million, $537 million and $463 million, respectively.

Other Assets

Other assets consists of the following:

December 31	2008	2007

Intangible assets, net of accumulated amortization of $1,106 and $819	$869	$1,260
Royalty license arrangements	289	364
Contract related deferred costs	136	180
Value-added tax refunds receivable	117	—
Long-term receivables, net of allowances of $7 and $5	52	68
Other	353	448

	$1,816	$2,320

Accrued Liabilities

Accrued liabilities consists of the following:

December 31	2008	2007

Deferred revenue	$1,533	$1,235
Compensation	703	772
Customer reserves	599	972
Tax liabilities	545	234
Customer downpayments	496	509
Contractor payables	318	875
Warranty reserves	285	416
Other	2,861	2,988

	$7,340	$8,001

Other Liabilities

Other liabilities consists of the following:

December 31	2008	2007

Defined benefit plans, including split dollar life insurance policies	$2,202	$562
Deferred revenue	316	393
Unrecognized tax benefits	312	933
Postretirement health care benefit plan	261	144
Royalty license arrangement	—	282
Other	559	560

	$3,650	$2,874

Stockholders’ Equity Information

Share Repurchase Program

Share Repurchase Program:  During the year ended December 31, 2008, the Company repurchased 9.0 million of its common shares at an aggregate cost of $138 million, or an average cost of $15.32 per share, all of which were repurchased during the three months ended March 29, 2008. During the year ended December 31, 2007, the Company repurchased 171.2 million of its common shares at an aggregate cost of $3.0 billion, or an average cost of $17.74 per share. During the year ended December 31, 2006, the Company repurchased a total of 171.7 million of its common shares at an aggregate cost of $3.8 billion, or an average cost of $22.29 per share.

Since the inception of its share repurchase program in May 2005, the Company has repurchased a total of 394 million common shares for an aggregate cost of $7.9 billion. All repurchased shares have been retired. As of December 31, 2008, the Company remained authorized to purchase an aggregate amount of up to $3.6 billion of additional shares under the current stock repurchase program. The timing and amount of future purchases will be based on market and other conditions.

Payment of Dividends:  The Company paid $453 million in cash dividends to holders of its common stock in 2008. In January 2009, the Company paid $114 million in cash dividends that were declared in November 2008. In February 2009, the Company announced that its Board of Directors voted to suspend the declaration of quarterly dividends on the Company’s common stock.

4. Debt and Credit Facilities

Long-Term Debt

December 31	2008	2007

6.5% notes due 2008	$—	$114
5.8% notes due 2008	—	84
7.625% notes due 2010	527	527
8.0% notes due 2011	599	599
5.375% senior notes due 2012	400	400
6.0% senior notes due 2017	399	399
6.5% debentures due 2025	397	397
7.5% debentures due 2025	356	398
6.5% debentures due 2028	297	297
6.625% senior notes due 2037	596	596
5.22% debentures due 2097	195	195
Other long-term debt	178	145

	3,944	4,151
Adjustment for interest rate swaps(1)	151	38
Less: current portion	(3)	(198)

Long-term debt	$4,092	$3,991

(1)	At December 31, 2008, the balance primarily represents the unamortized gain associated with the termination of all interest rate swaps designated as fair value hedges. For detailed discussion please see Note 5, “Risk Management.” At December 31, 2007, the balance represents the fair value of the interest rate swaps.

Other Short-Term Debt

December 31	2008	2007

Notes to banks	$89	$134
Add: current portion of long-term debt	3	198

Notes payable and current portion of long-term debt	$92	$332

Weighted average interest rates on short-term borrowings throughout the year

Commercial paper(1)	—	5.3%
Other short-term debt	4.2%	4.6%

(1)	At December 31, 2008, the Company did not have any commercial paper outstanding.

In December 2008, the Company completed the open market purchase of $42 million of the $400 million aggregate principal amount outstanding of its 7.50% Debentures due 2025 (the “2025 Debentures”). The $42 million principal amount of 2025 Debentures was purchased for an aggregate purchase price of approximately $28 million, including accrued interest as of the redemption date. During the year ended December 31, 2008, the Company recognized a gain of approximately $14 million related to this open market purchase in Other within Other income (expense) in the consolidated statements of operations.

In October 2008, the Company repaid, at maturity, the entire $84 million aggregate principal amount outstanding of its 5.80% Notes due October 15, 2008. In March 2008, the Company repaid at maturity, the entire $114 million aggregate principal amount outstanding of its 6.50% Notes due March 1, 2008.

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

Aggregate requirements for long-term debt maturities during the next five years are as follows: 2009—$3 million; 2010—$536 million; 2011—$609 million; 2012—$410 million; and 2013—$11 million.

In December 2006, the Company entered into a five-year domestic syndicated revolving credit facility (“5-Year Credit Facility”) for $2.0 billion. At December 31, 2008 and 2007, the Company had no outstanding borrowings under the 5-Year Credit Facility. At December 31, 2008, the commitment fee assessed against the daily average amounts unused was 10.0 basis points. Important terms of the 5-Year Credit Facility include a covenant relating to the ratio of total debt to adjusted EBITDA. The Company was in compliance with the terms of the 5-Year Credit Facility at December 31, 2008.

Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. The Company also has access to uncommitted non-U.S. credit facilities (“uncommitted facilities”), but in light of the state of the financial services industry and the Company’s current financial condition, the Company does not believe it is prudent to assume the same level of funding will be available under those facilities going forward as has been available historically.

The Company’s current corporate credit ratings are “BBB−” with a negative outlook by Fitch Ratings (“Fitch”), “Baa3” with a negative outlook by Moody’s Investors Service (“Moody’s”), and “BB+” with a stable outlook by Standard & Poor’s (“S&P”).

5. Risk Management

Derivative Financial Instruments

Foreign Currency Risk

The Company uses financial instruments to reduce its overall exposure to the effects of currency fluctuations on cash flows. The Company’s policy prohibits speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into transactions for any currency to intentionally increase the underlying exposure. Instruments that are designated as part of a hedging relationship must be effective at reducing the risk associated with the exposure being hedged and are designated as part of a hedging relationship at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at the inception of the hedge and over the life of the hedge contract.

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At December 31, 2008 and 2007, the Company had net outstanding foreign exchange contracts totaling $2.6 billion and $3.0 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of December 31, 2008 and the corresponding positions as of December 31, 2007:

	Notional Amount
	December 31,	December 31,
Net Buy (Sell) by Currency	2008	2007

Chinese Renminbi	$(481)	$(1,292)
Euro	(445)	(33)
Brazilian Real	(356)	(377)
Taiwan Dollar	124	112
Japanese Yen	542	384

The Company is exposed to credit-related losses if counterparties to financial instruments fail to perform their obligations. However, the Company does not expect any counterparties, all of whom presently have investment grade credit ratings, to fail to meet their obligations.

The ineffective portion of changes in the fair value of foreign currency fair value hedge positions for the periods presented were de minimis. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to fair value hedges that were discontinued for the years ended December 31, 2008, 2007 and 2006 are included in the amounts noted above.

The Company recorded income (expense) of $(2) million, $1 million and $13 million for the years ended December 31, 2008, 2007 and 2006, respectively, representing the ineffective portions of changes in the fair value of cash flow hedge positions. These amounts are included in Other within Other income (expense) in the Company’s consolidated statements of operations. The above amounts include the change in the fair value of derivative contracts related to the changes in the difference between the spot price and the forward price. These amounts are excluded from the measure of effectiveness. Expense (income) related to cash flow hedges that were discontinued for the years ended December 31, 2008, 2007 and 2006 are included in the amounts noted above.

During the years ended December 31, 2008, 2007 and 2006, on a pre-tax basis, income (expense) of $3 million, $(16) million and $(98) million, respectively, was reclassified from equity to earnings in the Company’s consolidated statements of operations.

At December 31, 2008, the maximum term of derivative instruments that hedge forecasted transactions was one year. The weighted average duration of the Company’s derivative instruments that hedge forecasted transactions was seven months.

Interest Rate Risk

At December 31, 2008, the Company’s short-term debt consisted primarily of $89 million of short-term variable rate foreign debt. The Company has $4.1 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its liability management program, the Company historically entered into interest rate swaps (“Hedging Agreements”) to synthetically modify the characteristics of interest rate payments for certain of its outstanding long-term debt from fixed-rate payments to short-term variable rate payments. During the fourth quarter of 2008, the Company terminated all of its Hedging Agreements. The termination of the Hedging Agreements resulted in cash proceeds of approximately $158 million and a gain of approximately $173 million, which has been deferred and will be recognized as a reduction of interest expense over the remaining term of the associated debt.

Prior to the termination of the Hedging Agreements in the fourth quarter of 2008, the Hedging Agreements were designated as part of fair value hedging relationships of the Company’s long-term debt. As such, the changes in fair value of the Hedging Agreements and corresponding adjustments to the carrying amount of the debt were recognized in earnings. Interest expense on the debt was adjusted to include payments made or received under such Hedge Agreements. During 2008 (prior to the Hedging Agreements being terminated) and 2007, the Company recognized expense of $1 million and $2 million, respectively, representing the ineffective portion of changes in the fair value of the Hedging Agreements. These amounts are included in Other within Other income (expense) in the Company’s consolidated statement of operations.

Certain of the terminated Hedging Agreements were originally entered into during the fourth quarter of 2007. The Company entered into the Hedging Agreements concurrently with issuance of long-term debt to convert the fixed rate interest cost on the newly issued debt to a floating rate. The Hedging Agreements were originally designated as fair value hedges of the underlying debt, including the Company’s credit spread. During the first quarter of 2008, the swaps were no longer considered effective hedges because of the volatility in the price of the Company’s fixed-rate domestic term debt and the swaps were dedesignated. In the same period, the Company was able to redesignate the same Hedging Agreements as fair value hedges of the underlying debt, exclusive of the Company’s credit spread. For the period of time that the Hedging Agreements were deemed ineffective hedges, the Company recognized a gain of $24 million in the Company’s consolidated statements of operations, representing the increase in the fair value of the Hedging Agreements.

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s consolidated statements of operations. The weighted average fixed rate payments on these Interest Agreements was 5.07%. The fair value of the Interest Agreements at December 31, 2008 and 2007 were $(2) million and $3 million, respectively.

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

Stockholders’ Equity

Derivative instruments activity, net of tax, included in Non-owner changes to equity within the consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Balance at January 1	$—	$16	$2
Increase (decrease) in fair value	(9)	(6)	75
Reclassifications to earnings	2	(10)	(61)

Balance at December 31	$(7)	$—	$16

Net Investment in Foreign Operations Hedge

At December 31, 2008 and 2007, the Company did not have any hedges of foreign currency exposure of net investments in foreign operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash equivalents, Sigma Fund investments, short-term investments, accounts receivable, long-term receivables, accounts payable, accrued liabilities, derivatives and other financing commitments. The Company’s Sigma Fund, available-for-sale investment portfolios and derivatives are recorded in the Company’s consolidated balance sheets at fair value. All other financial instruments, with the exception of long-term debt, are carried at cost, which is not materially different than the instruments’ fair values.

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at December 31, 2008 was $2.8 billion, compared to a carrying value of $4.1 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Equity Price Market Risk

At December 31, 2008, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $128 million, which represented a cost basis of $125 million and a net unrealized loss of $3 million. These equity securities are held for purposes other than trading.

6.	Income Taxes

Components of earnings (loss) from continuing operations before income taxes are as follows:

Years Ended December 31	2008	2007	2006

United States	$(3,880)	$(2,540)	$1,034
Other nations	1,243	2,150	3,576

	$(2,637)	$(390)	$4,610

Components of income tax expense (benefit) are as follows:

Years Ended December 31	2008	2007	2006

United States	$(618)	$40	$10
Other nations	532	402	488
States (U.S.)	(5)	20	13

Current income tax expense	(91)	462	511

United States	1,702	(633)	892
Other nations	49	(50)	(147)
States (U.S.)	(53)	(64)	93

Deferred income tax expense (benefit)	1,698	(747)	838

Total income tax expense (benefit)	$1,607	$(285)	$1,349

Deferred tax charges (benefits) that were recorded within Non-owner changes to equity in the Company’s consolidated balance sheets resulted from retirement benefit adjustments, currency translation adjustments, net gains (losses) on derivative instruments and fair value adjustments to available-for-sale securities. The adjustments were ($738) million, $306 million and $(182) million for the years ended December 31, 2008, 2007 and 2006, respectively. Except for certain earnings that the Company intends to reinvest indefinitely, provisions have been made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries. Undistributed earnings that the Company intends to reinvest indefinitely, and for which no U.S. federal income taxes have been provided, aggregate to $2.9 billion, $4.1 billion and $4.0 billion at December 31, 2008, 2007 and 2006, respectively. The portion of earnings not reinvested indefinitely may be distributed without an additional U.S. federal income tax charge given the U.S. federal tax accrued on undistributed earnings and the utilization of available foreign tax credits.

Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 35% and income tax expense (benefit) are as follows:

Years Ended December 31	2008	2007	2006

Income tax expense (benefit) at statutory rate	$(923)	$(137)	$1,613
Taxes on non-U.S. earnings	125	(206)	(449)
State income taxes	(38)	(28)	77
Valuation allowances	2,321	(97)	(187)
Goodwill impairment	555	—	—
Tax on undistributed non-U.S. earnings	119	72	194
Other provisions	(541)	119	247
Research credits	(13)	(46)	(34)
Non-deductible acquisition charges	—	34	4
Taxes on sale of businesses	—	15	—
Tax benefit on qualifying repatriations	—	—	(68)
Charitable contributions	—	—	(28)
Foreign export sales and section 199 deduction	—	—	(22)
Other	2	(11)	2

	$1,607	$(285)	$1,349

Gross deferred tax assets were $9.8 billion and $8.9 billion at December 31, 2008 and 2007, respectively. Deferred tax assets, net of valuation allowances, were $7.2 billion and $8.4 billion at December 31, 2008 and

2007, respectively. Gross deferred tax liabilities were $3.7 billion and $4.1 billion at December 31, 2008 and 2007, respectively.

Significant components of deferred tax assets (liabilities) are as follows:

December 31	2008	2007

Inventory	$308	$162
Accrued liabilities and allowances	483	551
Employee benefits	1,053	408
Capitalized items	650	621
Tax basis differences on investments	171	105
Depreciation tax basis differences on fixed assets	37	33
Undistributed non-U.S. earnings	(278)	(397)
Tax carryforwards	3,001	2,553
Available-for-sale securities	(1)	35
Business reorganization	70	78
Warranty and customer reserves	215	334
Deferred revenue and costs	184	205
Valuation allowances	(2,692)	(515)
Deferred charges	45	44
Other	225	95

	$3,471	$4,312

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. SFAS No. 109 requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

The Company evaluates deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2008, the Company’s U.S operations had generated two consecutive years of pre-tax losses, which are attributable to the Mobile Devices segment. During 2007 and 2008, the Home and Networks Mobility and Enterprise Mobility Solution businesses (collectively referred to as the “Broadband Mobility Solutions business”) were profitable in the U.S. and worldwide. Because of the 2007 and 2008 losses at Mobile Devices and the near-term forecasts for the Mobile Devices business, the Company believes that the weight of negative historic evidence precludes it from considering any forecasted income from the Mobile Devices business in its analysis of the recoverability of deferred tax assets. However, based on the sustained profits of the Broadband Mobility Solutions business, the Company believes that the weight of positive historic evidence allows it to include forecasted income from the Broadband Mobility business in its analysis of the recoverability of its deferred tax assets. The Company also considered in its analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a partial valuation allowance should be recorded against the net deferred tax assets of our U.S operations. During fiscal 2008, we recorded a valuation allowance of $2.1 billion for foreign tax credits, general business credits, capital losses and state tax carry forwards that are more likely than not to expire. The Company also recorded valuation allowances of $126 million relating to tax carryforwards and deferred tax assets of non-U.S. subsidiaries, including Brazil, China and Spain, that the Company believes are more likely than not to expire or go unused.

At December 31, 2008 and 2007, the Company had valuation allowances of $2.7 billion and $515 million, respectively, against its deferred tax assets, including $297 million and $310 million, respectively, relating to deferred tax assets for non-U.S. subsidiaries. The Company’s valuation allowances for its non-U.S. subsidiaries had a net decrease of $13 million during 2008, which is comprised of $139 million decrease primarily related to the utilization of United Kingdom tax carry forwards and changes in the valuation allowance balance due to exchange rate variances, partially offset by a $126 million increase for new valuation allowances. The U.S. valuation allowance relates primarily to tax carryforwards, including foreign tax credits, general business credits, tax carryforwards of acquired businesses which have limitations upon their use, state tax carryforwards and future capital losses related to certain investments. The Company believes that the remaining deferred tax assets are more likely than not to be realizable based on estimates of future taxable income and the implementation of tax planning strategies.

Tax carryforwards at December 31, 2008 are as follows:

	Gross	Tax	Expiration
	Tax Loss	Effected	Period

United States:
U.S. tax losses	$2,354	$824	2017-2028
Foreign tax credits	n/a	1,111	2012-2018
General business credits	n/a	453	2018-2028
Minimum tax credits	n/a	102	Unlimited
State tax losses	3,616	112	2009-2028
State tax credits	n/a	56	2009-2024
Non-U.S. Subsidiaries:
China tax losses	143	30	2012-2013
United Kingdom tax losses	223	63	Unlimited
Germany tax losses	316	91	Unlimited
Other subsidiaries tax losses	244	64	Various
Spain tax credits	n/a	32	2014-2022
Other subsidiaries tax credits	n/a	63	Unlimited

		$3,001

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

A reconciliation of unrecognized tax benefits, including those attributable to discontinued operations, is as follows:

	2008	2007

Balance at January 1	$1,400	$1,274
Additions based on tax positions related to current year	46	46
Additions for tax positions of prior years	141	197
Reductions for tax positions of prior years	(642)	(114)
Settlements	(31)	(3)

Balance at December 31	$914	$1,400

Included in the balance of total unrecognized tax benefits at December 31, 2008 and 2007, are potential benefits of approximately $790 million and $590 million, respectively, net of federal tax benefits that if recognized would affect the effective tax rate.

During the fourth quarter of 2008, the Company entered into closing agreements with the appellate level of the Internal Revenue Service (“IRS”) on transfer pricing adjustments for tax years 1996 through 2003 and the IRS completed its review of the research credit, thereby resolving all significant IRS audit issues for years 1996-2003. The IRS also completed its field examination of the Company’s 2004 and 2005 tax returns in July 2008, and there are no significant unagreed issues. As a result of the foregoing and resolution of Non-U.S. audits, the Company reduced its unrecognized income tax benefits. The Company expects to receive a net tax refund of $126 million, primarily relating to refund claims that were held pending the resolution of the 1996-2003 tax years.

During the fourth quarter of 2008, the IRS started the field examination of the Company’s 2006 and 2007 tax years. The Company also has several state and Non-U.S. audits pending. A summary of open tax years by major jurisdiction is presented below:

Jurisdiction:
United States(1)	1996—2008
Brazil	2003—2008
China	1999—2008
France	2004—2008
Germany(1)	2004—2008
India	1996—2008
Israel	2004—2008
Japan	2002—2008
Malaysia	1998—2008
Singapore	1999—2008
United Kingdom	2006—2008

(1)	Includes federal as well as state, provincial or similar local jurisdictions, as applicable.

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

Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, are estimated to be in the range of $0 to $150 million, with cash payments not expected to exceed $50 million.

At December 31, 2008, the Company had $47 million and $11 million accrued for interest and penalties, respectively, on unrecognized tax benefits. At December 31, 2007, the Company had $86 million and $10 million accrued for interest and penalties, respectively, on unrecognized tax benefits.

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

The Company has an additional noncontributory supplemental retirement benefit plan, the Motorola Supplemental Pension Plan (“MSPP”), which provides supplemental benefits to individuals by replacing the Regular Pension Plan benefits that are lost by such individuals under the retirement formula due to application of the limitations imposed by the Internal Revenue Code. However, elected officers who are covered under the Officers’ Plan or who participated in the restricted stock buy-out are not eligible to participate in MSPP. Effective

January 1, 2007, eligible compensation was capped at the IRS limit plus $175,000 or, for those already in excess of the Cap as of January 1, 2007, the eligible compensation used to compute such employee’s MSPP benefit for all future years will be the greater of: (i) such employee’s eligible compensation as of January 1, 2007 (frozen at that amount), or (ii) the relevant Cap for the given year. Additionally, effective January 1, 2009, the MSPP was frozen as to any new participants after January 1, 2009 unless such participation was due to a prior contractual entitlement.

In February 2007, the Company amended the Regular Pension Plan and the MSPP, modifying the definition of average earnings. For the years ended prior to December 31, 2007, benefits were calculated using the rolling average of the highest annual earnings in any five years within the previous ten calendar year period. Beginning in January 2008, the benefit calculation was based on the set of the five highest years of earnings within the ten calendar years prior to December 31, 2007, averaged with earnings from each year after 2007. Also, effective January 2008, the Company amended the Regular Pension Plan, modifying the vesting period from five years to three years.

In December 2008, the Company amended the Regular Pension Plan, the Officers’ Plan and the MSPP. Effective March 1, 2009, (i) no participant shall accrue any benefit or additional benefit on and after March 1, 2009, and (ii) no compensation increases earned by a participant on and after March 1, 2009 shall be used to compute any accrued benefit. Additionally, no service performed on and after March 1, 2009, shall be considered service for any purpose under the MSPP. The Company recognized a $237 million curtailment gain associated with this plan amendment.

The net periodic pension cost (benefit) for the Regular Pension Plan, Officers’ Plan and MSPP and Non-U.S. plans was as follows:

Regular Pension Plan

Years Ended December 31	2008	2007	2006

Service cost	$98	$133	$150
Interest cost	323	311	309
Expected return on plan assets	(391)	(350)	(329)
Amortization of:
Unrecognized net loss	52	107	115
Unrecognized prior service cost	(31)	(27)	(5)
Curtailment gain	(232)	—	—

Net periodic pension cost (benefit)	$(181)	$174	$240

Officers’ Plan and MSPP

Years Ended December 31	2008	2007	2006

Service cost	$3	$4	$5
Interest cost	7	7	8
Expected return on plan assets	(2)	(3)	(4)
Amortization of:
Unrecognized net loss	1	4	5
Unrecognized prior service cost	(1)	(1)	—
Curtailment gain	(5)	—	—
Settlement loss	5	6	4

Net periodic pension cost	$8	$17	$18

Non-U.S. Plans

Years Ended December 31	2008	2007	2006

Service cost	$34	$45	$40
Interest cost	87	90	67
Expected return on plan assets	(84)	(76)	(54)
Amortization of unrecognized net loss	2	14	17
Settlement gain	(7)	—	—

Net periodic pension cost	$32	$73	$70

The status of the Company’s plans is as follows:

	2008			2007
		Officers’			Officers’
		and	Non		and	Non
	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Change in benefit obligation:
Benefit obligation at January 1	$4,879	$118	$1,689	$5,481	$137	$1,798
Service cost	98	3	34	133	4	45
Interest cost	323	7	87	311	7	90
Plan amendments	—	—	1	(268)	(3)	1
Settlement/curtailment	(168)	(2)	—	—	—	(16)
Actuarial (gain) loss	207	7	(149)	(561)	(7)	(287)
Foreign exchange valuation adjustment	—	—	(353)	—	—	80
Employee contributions	—	—	6	—	—	14
Tax payments	—	(1)	—	—	(1)	—
Benefit payments	(229)	(16)	(94)	(217)	(19)	(36)

Benefit obligation at December 31	5,110	116	1,221	4,879	118	1,689

Change in plan assets:
Fair value at January 1	4,674	66	1,403	4,285	78	1,178
Return on plan assets	(1,390)	4	(107)	336	4	98
Company contributions	240	3	54	270	4	135
Employee contributions	—	—	6	—	—	14
Foreign exchange valuation adjustment	—	—	(305)	—	—	14
Tax payments from plan assets	—	(1)	—	—	(1)	—
Benefit payments from plan assets	(229)	(16)	(94)	(217)	(19)	(36)

Fair value at December 31	3,295	56	957	4,674	66	1,403

Funded status of the plan	(1,815)	(60)	(264)	(205)	(52)	(286)
Unrecognized net loss	2,722	48	180	954	43	168
Unrecognized prior service cost	—	—	4	(263)	(5)	4

Prepaid (accrued) pension cost	$907	$(12)	$(80)	$486	$(14)	$(114)

Components of prepaid (accrued) pension cost:
Prepaid benefit cost	$—	$—	$—	$—	$—	$19
Non-current benefit liability	(1,815)	(60)	(264)	(205)	(52)	(305)
Deferred income taxes	1,008	19	14	255	14	4
Non-owner changes to equity	1,714	29	170	436	24	168

Prepaid (accrued) pension cost	$907	$(12)	$(80)	$486	$(14)	$(114)

It is estimated that the net periodic cost for 2009 will include amortization of the unrecognized net loss and prior service costs for the Regular Plan, Officers’ and MSPP Plans, and Non-U.S. Plans, currently included in Non-owner changes to equity, of $83 million, $3 million, and $7 million, respectively.

The Company uses a five-year, market-related asset value method of amortizing asset-related gains and losses. Prior service costs are being amortized over periods ranging from 11 to 12 years. Benefits under all pension plans are valued based upon the projected unit credit cost method.

Certain actuarial assumptions such as the discount rate and the long-term rate of return on plan assets have a significant effect on the amounts reported for net periodic cost and benefit obligation. The assumed discount rates reflect the prevailing market rates of a universe of high-quality, non-callable, corporate bonds currently available that, if the obligation were settled at the measurement date, would provide the necessary future cash flows to pay the benefit obligation when due. The long-term rates of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, cash and other investments similar to the actual investment mix. In determining the long-term return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the plan funds to be invested.

Weighted average actuarial assumptions used to determine costs for the plans were as follows:

	2008		2007
December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate	6.75%	5.73%	6.00%	4.81%
Investment return assumption (Regular Plan)	8.50%	6.55%	8.50%	6.74%
Investment return assumption (Officers’ Plan)	6.00%	N/A	6.00%	N/A

Weighted average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	2008		2007
December 31	U.S.	Non U.S.	U.S.	Non U.S.

Discount rate	6.75%	6.16%	6.75%	5.68%
Future compensation increase rate (Regular Plan)	0.00%	4.24%	4.00%	4.34%
Future compensation increase rate (Officers’ Plan)	0.00%	N/A	0.00%	N/A

The accumulated benefit obligations for the plans were as follows:

	2008			2007
		Officers’			Officers’
		and	Non		and	Non
December 31	Regular	MSPP	U.S.	Regular	MSPP	U.S.

Accumulated benefit obligation	$5,110	$116	$1,163	$4,694	$118	$1,608

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

	Target Mix
Asset Category	2008	2007

Equity securities	71%	71%
Fixed income securities	27%	27%
Cash and other investments	2%	2%

The weighted-average pension plan asset allocation at December 31, 2008 and 2007 by asset categories was as follows:

	Actual Mix
Asset Category	2008	2007

Equity securities	63%	70%
Fixed income securities	34%	27%
Cash and other investments	3%	3%

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

The Company expects to make cash contributions of approximately $180 million to its U.S. pension plans and approximately $50 million to its non-U.S. pension plans in 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Officers
		and	Non
Year	Regular	MSPP	U.S.

2009	$225	$17	$32
2010	232	14	34
2011	241	21	35
2012	252	22	37
2013	265	5	38
2014-2018	1,552	28	218

Postretirement Health Care and Other Benefit Plans

Certain health care benefits are available to eligible domestic employees meeting certain age and service requirements upon termination of employment (the “Postretirement Health Care Benefits Plan”). For eligible employees hired prior to January 1, 2002, the Company offsets a portion of the postretirement medical costs to the retired participant. As of January 1, 2005, the Postretirement Health Care Benefit Plan has been closed to new participants. The benefit obligation and plan assets for the Postretirement Health Care Benefit Plan have been measured as of December 31, 2008.

The assumptions used were as follows:

December 31	2008	2007

Discount rate for obligations	6.75%	6.50%
Investment return assumptions	8.50%	8.50%

Net Postretirement Health Care Benefit Plan expenses were as follows:

Years Ended December 31	2008	2007	2006

Service cost	$6	$7	$8
Interest cost	26	23	25
Expected return on plan assets	(20)	(19)	(18)
Amortization of:
Unrecognized net loss	5	6	9
Unrecognized prior service cost	(2)	(2)	(2)

Net postretirement health care expense	$15	$15	$22

The funded status of the plan is as follows:

	2008	2007

Change in benefit obligation:
Benefit obligation at January 1	$395	$460
Service cost	6	7
Interest cost	26	23
Actuarial (gain) loss	35	(62)
Benefit payments	(33)	(33)

Benefit obligation at December 31	429	395

Change in plan assets:
Fair value at January 1	251	243
Return on plan assets	(73)	20
Company contributions	16	15
Benefit payments made with plan assets	(26)	(27)

Fair value at December 31	168	251

Funded status of the plan	(261)	(144)
Unrecognized net loss	223	98
Unrecognized prior service cost	(5)	(8)

Accrued postretirement health care cost	$(43)	$(54)

Components of accrued postretirement health care cost:

Years Ended December 31	2008	2007

Non-current liability	$(261)	$(144)
Deferred income taxes	101	55
Non-owner changes to equity	117	35

Accrued postretirement health care cost	$(43)	$(54)

It is estimated that the net periodic cost for the Postretirement Health Care Benefit Plan in 2009 will include amortization of the unrecognized net loss and prior service costs, currently included in Non-owner changes in equity, of $5 million.

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

	Target Mix
Asset Category	2008	2007

Equity securities	75%	75%
Fixed income securities	24%	24%
Cash and other investments	1%	1%

The weighted-average asset allocation for plan assets at December 31, 2008 and 2007 by asset categories were as follows:

	Actual Mix
Asset Category	2008	2007

Equity securities	64%	74%
Fixed income securities	32%	25%
Cash and other investments	4%	1%

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

The Company expects to make no cash contributions to the retiree health care plan in 2009. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year

2009	$42
2010	40
2011	39
2012	36
2013	34
2014-2018	161

The health care trend rate used to determine the December 31, 2008 accumulated postretirement benefit obligation is 8.5% for 2009. Beyond 2009, the rate is assumed to decrease by about 0.7% per year until it reaches 5% by 2014 and then remains flat. The health care trend rate used to determine the December 31, 2007 accumulated postretirement benefit obligation was 9%.

Changing the health care trend rate by one percentage point would change the accumulated postretirement benefit obligation and the net retiree health care expense as follows:

	1% Point	1% Point
	Increase	Decrease

Effect on:
Accumulated postretirement benefit obligation	$15	$(13)
Net retiree health care expense	1	(1)

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

The Company adopted the provisions of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) as of January 1, 2008. EITF 06-4 requires that a liability for the benefit obligation be recorded because the promise of postretirement benefit had not been settled through the purchase of an endorsement split-dollar life insurance arrangement. As a result of the adoption of EITF 06-4, the Company recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $45 million with the offset reflected as a cumulative-effect adjustment to January 1, 2008 Retained earnings and Non-owner changes to equity in the amounts of $4 million and $41 million, respectively, in the Company’s consolidated statement of stockholders’ equity. It is currently expected that no further cash payments are required to fund these policies.

The 2008 Split-Dollar Life Insurance policy actual expense was $6 million. As of December 31, 2008, the Company has recorded a liability representing the actuarial present value of the future death benefits as of the employees’ expected retirement date of $47 million with the offset reflected in Retained earnings and Non-owner changes to equity in the amounts of $4 million and $37 million, respectively, in the Company’s consolidated statement of stockholders’ equity as of December 31, 2008.

Defined Contribution Plan

The Company and certain subsidiaries have various defined contribution plans, in which all eligible employees participate. In the U.S., the 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Effective January 1, 2005, newly hired employees have a higher maximum matching contribution at 4% on the first 5% of employee contributions, compared to 3% on the first 6% of employee contributions for employees hired prior to January 2005. Effective January 1, 2009, the Company temporarily suspended all matching contributions to the Motorola 401(k) plan. The Company’s expenses, primarily relating to the employer match, for all defined contribution plans, for the years ended December 31, 2008, 2007 and 2006 were $95 million, $116 million and $105 million, respectively.

8.	Share-Based Compensation Plans and Other Incentive Plans

Stock Options, Stock Appreciation Rights and Employee Stock Purchase Plan

The Company grants options to acquire shares of common stock to certain employees, and existing option holders in connection with the merging of option plans following an acquisition. Each option granted has an exercise price of no less than 100% of the fair market value of the common stock on the date of the grant. Option awards have a contractual life of five to ten years and vest over two to four years. For stock options and stock appreciation rights issued under plans prior to the 2006 Omnibus Plan, upon the occurrence of a change in control, each stock option and stock appreciation right outstanding on the date on which the change in control occurs will immediately become exercisable in full. Under the 2006 Omnibus Plan, the stock option or stock appreciation right only becomes exercisable if the holder is also involuntarily terminated within 24 months of the change in control.

The Company grants stock appreciation rights to acquire shares of common stock to certain employees. Each stock appreciation right granted has an exercise price of 100% of the fair market value of the common stock on the date of the grant. Upon the occurrence of a change in control, each stock appreciation right outstanding on the date on which the change in control occurs will immediately become exercisable in full.

The employee stock purchase plan allows eligible participants to purchase shares of the Company’s common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. Plan participants cannot purchase more than $25,000 of stock in any calendar year. The price an employee pays per share is 85% of the lower of the fair market value of the Company’s stock on the close of the first trading day or last trading day of the purchase period. The plan has two purchase periods, the first one from October 1 through March 31 and the second one from April 1 through September 30. For the years ended December 31, 2008, 2007 and 2006, employees purchased 18.9 million, 10.2 million and 8.3 million shares, respectively, at purchase prices of $7.91 and $6.07, $14.93 and $15.02, and $19.07 and $19.82, respectively.

The Company calculates the value of each employee stock option, estimated on the date of grant, using the Black-Scholes option pricing model. The weighted-average estimated fair value of employee stock options granted during 2008, 2007 and 2006 was $3.47, $5.95 and $9.23, respectively, using the following weighted-average assumptions:

	2008	2007	2006

Expected volatility	56.4%	28.3%	36.2%
Risk-free interest rate	2.4%	4.5%	5.0%
Dividend yield	2.7%	1.1%	0.8%
Expected life (years)	5.5	6.5	6.5

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

The risk-free interest rate assumption is based upon the average daily closing rates during the year for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s historical expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on the simplified method permitted under Staff Accounting Bulletin No. 110, “Shared-Based Payment”.

The Company has applied a forfeiture rate, estimated based on historical data, of 25%-35% to the option fair value calculated by the Black-Scholes option pricing model. This estimated forfeiture rate may be revised in subsequent periods if actual forfeitures differ from this estimate.

Stock option activity was as follows (in thousands, except exercise price and employee data):

	2008		2007		2006
	Shares	Wtd. Avg.	Shares	Wtd. Avg.	Shares	Wtd. Avg.
	Subject to	Exercise	Subject to	Exercise	Subject to	Exercise
Years Ended December 31	Options	Price	Options	Price	Options	Price

Options outstanding at January 1	224,255	$19	233,445	$18	267,755	$17
Options granted	39,764	8	40,257	18	37,202	21
Options exercised	(1,920)	7	(26,211)	11	(59,878)	13
Options terminated, canceled or expired	(33,954)	18	(23,236)	19	(11,634)	19

Options outstanding at December 31	228,145	17	224,255	19	233,445	18

Options exercisable at December 31	148,072	19	138,741	19	135,052	19

Approx. number of employees granted options	3,300		32,000		28,900

At December 31, 2008, the Company had $283 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option plans and the employee stock purchase plan that will be recognized over the weighted average period of approximately two years. Cash received from stock option exercises and the employee stock purchase plan was $145 million, $440 million and $918 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $2 million, $177 million and $568 million, respectively. The aggregate intrinsic value for options outstanding and exercisable as of December 31, 2008 was $1 million and $1 million, respectively, based on a December 31, 2008 stock price of $4.43 per share.

The significant decrease in the number of employees that were granted options in 2008 is due to the broad based equity grant being issued in restricted stock units.

At December 31, 2008 and 2007, 72.2 million shares and 88.0 million shares, respectively, were available for future share-based award grants under the 2006 Motorola Omnibus Plan, covering all equity awards to employees and non-employee directors.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008 (in thousands, except exercise price and years):

	Options Outstanding			Options Exercisable
		Wtd. avg.	Wtd. avg.		Wtd. avg.
	No. of	Exercise	contractual	No. of	Exercise
Exercise price range	options	Price	life (in yrs.)	options	Price

Under $7	12,602	$4	5	538	$4
$7-$13	73,630	10	6	46,474	10
$14-$20	88,155	17	7	59,463	16
$21-$27	26,066	22	7	13,905	22
$28-$34	1,659	32	1	1,659	32
$35-$41	25,696	39	6	25,696	39
$42-$48	301	44	2	301	44
$49-$55	36	51	1	36	51

	228,145			148,072

The weighted average contractual life for options outstanding and exercisable as of December 31, 2008 was six and five years, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock (“RS”) and restricted stock unit (“RSU”) grants consist of shares or the rights to shares of the Company’s common stock which are awarded to employees and non-employee directors. The grants are restricted such that they are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the employee. For shares of RS and RSUs issued under plans prior to the 2006 Omnibus Plan, upon the occurrence of a change in control, the restrictions on all shares of RS and RSUs outstanding on the date on which the change in control occurs will lapse. Under the 2006 Omnibus Plan, the shares of RS or RSUs only become exercisable if the holder is also involuntarily terminated within 24 months of the change in control.

Restricted stock and restricted stock unit activity was as follows (in thousands, except fair value and employee data):

	2008		2007		2006
		Wtd. Avg.		Wtd Avg.		Wtd Avg.
		Grant Date		Grant Date		Grant Date
Years Ended December 31	RS and RSU	Fair Value	RS and RSU	Fair Value	RS and RSU	Fair Value

RS and RSU outstanding at January 1	10,755	$17	6,016	$19	4,383	$16
Granted	27,102	9	7,766	18	2,761	22
Vested	(2,308)	17	(1,068)	19	(938)	15
Terminated, canceled or expired	(3,319)	13	(1,959)	19	(190)	18

RSU outstanding at December 31	32,230	11	10,755	17	6,016	19
Approx. number of employees granted RSUs	28,981		1,801		252

At December 31, 2008, the Company had unrecognized compensation expense related to restricted stock units of $213 million, net of estimated forfeitures, expected to be recognized over the weighted average period of approximately three years. An aggregate of approximately 27.1 million, 7.8 million and 2.8 million shares of restricted stock units were granted in 2008, 2007 and 2006, respectively. The total fair value of restricted stock and restricted stock unit shares vested during the years ended December 31, 2008, 2007 and 2006 was $19 million, $13 million and $22 million, respectively. The aggregate intrinsic value of outstanding restricted stock units as of December 31, 2008 was $143 million. The significant increase in the number of employees that were granted RSUs in 2008 is due to the broad based equity grant being issued in RSUs in lieu of stock options.

Total Share-Based Compensation Expense

Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units was as follows:

Year Ended December 31	2008	2007	2006

Share-based compensation expense included in:
Costs of sales	$32	$33	$30
Selling, general and administrative expenses	155	188	162
Research and development expenditures	93	94	84

Share-based compensation expense included in Operating earnings (loss)	280	315	276
Tax benefit	86	99	85

Share-based compensation expense, net of tax	$194	$216	$191

Decrease in Basic earnings per share	$(0.09)	$(0.09)	$(0.08)
Decrease in Diluted earnings per share	$(0.09)	$(0.09)	$(0.08)

Motorola Incentive Plan

The Motorola Incentive Plan provides eligible employees with an annual payment, calculated as a percentage of an employee’s eligible earnings, in the year after the close of the current calendar year if specified business goals and individual performance targets are met. The provisions for awards under these incentive plans for the years ended December 31, 2008, 2007 and 2006 were $172 million, $190 million and $268 million, respectively.

Long-Range Incentive Plan

The Long-Range Incentive Plan (“LRIP”) rewards participating elected officers for the Company’s achievement of specified business goals during the period, based on two performance objectives measured over three-year cycles. The provision for LRIP (net of the reversals of previously recognized reserves) for the years ended December 31, 2008, 2007 and 2006 was $(13) million, $(8) million and $16 million, respectively. On April 21, 2008, the Compensation and Leadership Committee of the Board of Directors of Motorola, Inc. approved the cancellation of the 2006-2008 performance cycle and the 2007-2009 performance cycle under the Company’s Long Range Incentive Plan of 2006 without the payment of awards for such performance cycles, as reported on Form 8-K, filed April 25, 2008.

9.	Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. In February 2008, the FASB issued staff position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2008. Under FSP 157-2, the Company will apply the measurement criteria of SFAS 157 to the remaining assets and liabilities no later than the first quarter of 2009.

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

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The levels of the Company’s financial assets and liabilities that are carried at fair value were as follows:

December 31, 2008	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government and agency obligations	$—	$752	$—	$752
Corporate bonds	—	1,880	102	1,982
Asset-backed securities	—	170	2	172
Mortgage-backed securities	—	92	30	122
Available-for-sale securities:
U.S. government and agency obligations	—	25	—	25
Corporate bonds	—	7	—	7
Asset-backed securities	—	1	—	1
Common stock and equivalents	128	—	—	128
Derivative assets	—	60	—	60
Liabilities:
Derivative liabilities	—	67	—	67

The following table summarizes the changes in fair value of our Level 3 assets:

2008

Balance at January 1	$35
Transfers to Level 3	138
Temporary unrealized losses in Sigma Fund investments included in Other income (expense)	(16)
Purchases, issuances, settlements and payments received	(11)
Impairment losses recognized on Sigma Fund investments included Other income (expense)	(12)

Balance at December 31	$134

Valuation Methodologies

Quoted market prices in active markets are available for investments in common stock and equivalents and, as such, these investments are classified within Level 1.

The securities classified above as Level 2 are primarily those that are professionally managed within the Sigma Fund. The Company primarily relies on valuation pricing models and broker quotes to determine the fair value of investments in the Sigma Fund. The valuation models are developed and maintained by third party pricing services and use a number of standard inputs to the valuation model including benchmark yields, reported trades, broker/dealer quotes where the party is standing ready and able to transact, issuer spreads, benchmark securities, bids, offers and other reference data. The valuation model may prioritize these inputs differently at each balance sheet date for any given security, based on the market conditions. Not all of the standard inputs listed will be used each time in the valuation models. For each asset class, quantifiable inputs related to perceived market movements and sector news may be considered in addition to the standard inputs.

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

Level 3 fixed income securities are debt securities that do not have actively traded quotes on the date the Company presents its consolidated balance sheets and require the use of unobservable inputs, such as indicative quotes from dealers and qualitative input from investment advisors, to value these securities.

At December 31, 2008, the Company has $499 million of investments in money market mutual funds classified as Cash and cash equivalents in its consolidated balance sheets. The money market funds have quoted market prices that are generally equivalent to par.

10.	Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

December 31	2008	2007

Long-term receivables	$169	$123
Less allowance for losses	(7)	(5)

	162	118
Less current portion	(110)	(50)

Non-current long-term receivables, net	$52	$68

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s consolidated balance sheets. Interest income recognized on long-term receivables for the years ended December 31, 2008, 2007 and 2006 was $3 million, $7 million and $9 million, respectively.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide long-term financing, defined as financing with terms greater than one year, in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $370 million and $610 million at December 31, 2008 and 2007, respectively. Of these amounts, $266 million and $454 million were supported by letters of credit or by bank commitments to purchase long-term receivables at December 31, 2008 and 2007, respectively. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $43 million and $42 million at December 31, 2008 and 2007, respectively (including $23 million at both December 31, 2008 and 2007 relating to the sale of short-term receivables). Customer financing guarantees outstanding were $6 million and $3 million at December 31, 2008 and 2007, respectively (including $4 million and $0 million at December 31, 2008 and 2007, respectively, relating to the sale of short-term receivables).

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

In the aggregate, at December 31, 2008, these committed facilities provided for up to $967 million to be outstanding with the third parties at any time, as compared to up to $1.4 billion and $1.3 billion provided at December 31, 2007 and 2006, respectively. As of December 31, 2008, $759 million of the Company’s committed facilities were utilized, compared to $497 million and $817 million utilized at December 31, 2007 and 2006, respectively. Of the $967 million of committed facilities at December 31, 2008, $532 million were primarily revolving facilities associated with the sale of accounts receivables (of which $497 million was utilized at December 31, 2008) and $435 million were primarily committed facilities associated with the sale of specific long-term financing transactions to a single customer (of which $262 million was utilized at December 31, 2008). In addition, before receivables can be sold under certain of the revolving committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

For many years the Company has utilized a number of receivables programs to sell a broadly-diversified group of accounts receivables to third parties. Certain of the accounts receivables are sold to a multi-seller commercial paper conduit. This program provided for up to $400 million of accounts receivables to be outstanding with the conduit at any time. Subsequent to December 31, 2008, this $400 million committed facility expired and the Company is negotiating a replacement facility under different terms. The Company is also negotiating an additional committed revolving receivable sales facility for European receivables, with the intent that the combined capacity of the two new facilities will be greater than the facility that expired. However, it is not certain when or if the Company will be successful in securing such facilities.

For the year ended December 31, 2008, 2007 and 2006, total accounts receivables and long-term receivables sold by the Company were $3.7 billion, $4.9 billion and $6.4 billion, respectively (including $3.4 billion, $4.7 billion and $6.2 billion, respectively, of accounts receivables). As of December 31, 2008 and 2007, there were $1.0 billion and $978 million, respectively, of receivables outstanding under these programs for which the Company retained servicing obligations (including $621 million and $587 million, respectively, of accounts receivable).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $23 million at both December 31, 2008 and 2007. Reserves of $4 million and $1 million were recorded for potential losses at December 31, 2008 and 2007, respectively.

11.	Commitments and Contingencies

Legal

Iridium Program:  The Company was named as one of several defendants in putative class action securities lawsuits arising out of alleged misrepresentations or omissions regarding the Iridium satellite communications business which, on March 15, 2001, were consolidated in the federal district court in the District of Columbia under Freeland v. Iridium World Communications, Inc., et al., originally filed on April 22, 1999. In April 2008, the parties reached an agreement in principle, subject to court approval, to settle all claims against Motorola in exchange for Motorola’s payment of $20 million. During the three months ended March 29, 2008, the Company recorded a charge associated with this settlement. On October 23, 2008, the court granted final approval of the settlement and dismissed the claims with prejudice.

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

During the three months ended March 31, 2007, the Company recorded a charge of $190 million for the legal settlement, partially offset by $75 million of estimated insurance recoveries, of which $50 million had been tendered by certain insurance carriers. During the three months ended June 30, 2007, the Company commenced actions against the non-tendering insurance carriers. In response to these actions, each insurance carrier who has responded denied coverage citing various policy provisions. As a result of this denial of coverage and related actions, the Company recorded a reserve of $25 million in the three months ended June 30, 2007 against the receivable from insurance carriers. During the three months ended September 27, 2008, the Company received the $50 million tendered by the insurance carriers. During the three months ended December 31, 2008, the Company received a net $43 million tendered by other insurance carriers.

Other:  The Company is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

Leases:  The Company owns most of its major facilities and leases certain office, factory and warehouse space, land, and information technology and other equipment under principally non-cancelable operating leases. Rental expense, net of sublease income, for the years ended December 31, 2008, 2007 and 2006 was $181 million, $231 million and $241 million, respectively. At December 31, 2008, future minimum lease obligations, net of minimum sublease rentals, for the next five years and beyond are as follows: 2009—$234 million; 2010—$175 million; 2011—$129 million; 2012—$78 million; 2013—$48 million; beyond—$106 million.

Indemnifications:  The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $64 million, of which the Company accrued $47 million as of December 31, 2008 for potential claims under these provisions.

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

Other:  During the three months ended September 27, 2008, the Company recorded a $150 million charge related to the settlement of a purchase commitment. During the three months ended December 31, 2007, the Company recorded a $277 million charge for a legal settlement.

12.	Information by Segment and Geographic Region

The Company reports financial results for the following business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol (“IP”) video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment (“broadband gateways”) to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems (“wireless networks”), including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the “networks business”).

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, utility, transportation, manufacturing, health care and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”).

Segment operating results are measured based on operating earnings adjusted, if necessary, for certain segment-specific items and corporate allocations. Intersegment and intergeographic sales are accounted for on an arm’s-length pricing basis. Intersegment sales included in other and eliminations were:

Years Ended December 31	2008	2007	2006

Mobile Devices	$53	$56	$65
Home and Networks Mobility	2	14	13
Enterprise Mobility Solutions	86	58	31

	$141	$128	$109

Identifiable assets (excluding intersegment receivables) are the Company’s assets that are identified with classes of similar products or operations in each geographic region.

For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for more than 10% of net sales.

Segment information

	Net Sales			Operating Earnings (Loss)
Years Ended December 31	2008	2007	2006	2008	2007	2006

Mobile Devices	$12,099	$18,988	$28,383	$(2,199)	$(1,201)	$2,690
Home and Networks Mobility	10,086	10,014	9,164	918	709	787
Enterprise Mobility Solutions	8,093	7,729	5,400	1,496	1,213	958

	30,278	36,731	42,947	215	721	4,435
Other and Eliminations	(132)	(109)	(100)	(2,606)	(1,274)	(343)

	$30,146	$36,622	$42,847

Operating earnings (loss)				(2,391)	(553)	4,092
Total other income (expense)				(246)	163	518

Earnings (loss) from continuing operations before income taxes				$(2,637)	$(390)	$4,610

The Operating loss in Other and Eliminations consists of the following:

Years Ended December 31	2008	2007	2006

Goodwill impairment	$1,619	$—	$—
Amortization of intangible assets	318	369	100
Corporate expenses(1)	252	241	279
Share-based compensation expense(2)	224	284	254
Asset impairments	129	81	—
Separation-related transaction costs	59	—	—
Reorganization of business charges	38	63	7
Legal settlements, net	14	140	—
In-process research and development charges	1	96	33
Gain on sale of property, plant and equipment	(48)	—	—
Charitable contribution to Motorola Foundation	—	—	88
Settlements and collections related to Telsim	—	—	(418)

	$2,606	$1,274	$343

(1)	Primarily comprised of: (i) general corporate-related expenses, (ii) various corporate programs, representing developmental businesses and research and development projects, which are not included in any reporting segment, and (iii) the Company’s wholly-owned finance subsidiary.

(2)	Primarily comprised of: (i) compensation expense related to the Company’s employee stock options, stock appreciation rights and employee stock purchase plans, and (ii) compensation expenses related to the restricted stock and restricted stock units granted to the corporate employees.

	Assets			Capital Expenditures			Depreciation Expense
Years Ended December 31	2008	2007	2006	2008	2007	2006	2008	2007	2006

Mobile Devices	$3,559	$6,325	$9,316	$84	$132	$164	$115	$146	$133
Home and Networks Mobility	7,024	7,451	6,746	147	160	149	135	141	165
Enterprise Mobility Solutions	6,000	8,694	3,268	166	113	190	158	167	92

	16,583	22,470	19,330	397	405	503	408	454	390
Other and Eliminations	11,286	12,342	19,263	107	122	146	103	83	73

	$27,869	$34,812	$38,593	$504	$527	$649	$511	$537	$463

Assets in Other include primarily cash and cash equivalents, Sigma Fund, deferred income taxes, short-term investments, property, plant and equipment, investments, and the administrative headquarters of the Company.

Geographic area information

	Net Sales(1)			Assets			Property, Plant, and Equipment
Years Ended December 31	2008	2007	2006	2008	2007	2006	2008	2007	2006

United States	$14,708	$18,548	$18,776	$17,938	$22,385	$24,212	$1,240	$1,252	$1,089
China	2,011	2,632	4,664	3,307	3,926	4,649	294	311	278
Brazil	1,554	1,671	1,269	1,057	1,440	1,219	110	109	107
United Kingdom	936	1,070	1,306	1,314	1,305	1,773	85	121	134
Germany	322	516	874	467	644	1,195	57	75	131
Israel	696	741	659	1,268	1,374	1,195	141	165	156
Singapore	116	128	176	1,875	3,120	3,713	32	40	39
Other nations, net of eliminations	9,803	11,316	15,123	643	618	637	483	407	333

	$30,146	$36,622	$42,847	$27,869	$34,812	$38,593	$2,442	$2,480	$2,267

(1)	Net sales by geographic region are measured by the locale of end customer.

13.	Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

2008 Charges

During the year ended December 31, 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all regions. The Company recorded net reorganization of business charges of $334 million, including $86 million of charges in Costs of sales and $248 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $334 million are charges of $324 million for employee separation costs, $66 million for exit costs and $9 million for fixed asset impairment charges, partially offset by $65 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Year Ended December 31,	2008

Mobile Devices	$216
Home and Networks Mobility	53
Enterprise Mobility Solutions	27

296
Corporate	38

$334

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to December 31, 2008:

	Accruals at	2008		2008	Accruals at
	January 1,	Additional	2008(1)	Amount	December 31,
	2008	Charges	Adjustments	Used	2008

Exit costs	$42	$66	$1	$(29)	$80
Employee separation costs	193	324	(60)	(287)	170

	$235	$390	$(59)	$(316)	$250

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $66 million are primarily related to: (i) the exit of leased facilities in the United Kingdom by the Mobile Devices segment, and (ii) the exit of leased facilities in Mexico by the Home and Networks Mobility segment. The adjustments of $1 million reflect $4 million of translation adjustments, partially offset by $3 million of reversals of accruals no longer needed. The $29 million used in 2008 reflects cash payments. The remaining accrual of $80 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2008, represents future cash payments, primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $324 million represent severance costs for approximately an additional 5,800 employees, of which 2,300 are direct employees and 3,500 are indirect employees.

The adjustments of $60 million reflect $62 million of reversals of accruals no longer needed, partially offset by $2 million of translation adjustments. The $62 million of reversals represent previously accrued costs for approximately 600 employees.

During the year ended December 31, 2008, approximately 6,200 employees, of which 3,000 were direct employees and 3,200 were indirect employees, were separated from the Company. The $287 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $170 million, which is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2008, is expected to be paid to approximately 2,000 employees.

2007 Charges

During the year ended December 31, 2007, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans. The majority of the employees affected are located in North America and Europe. The Company recorded net reorganization of business charges of $394 million, including $104 million of charges in Costs of sales and $290 million of charges under Other charges (income) in the Company’s consolidated statements of operations. Included in the aggregate $394 million are charges of $401 million for employee separation costs, $42 million for fixed asset impairment charges and $19 million for exit costs, offset by reversals for accruals no longer needed.

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

$394

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2007 to December 31, 2007:

	Accruals at	2007		2007	Accruals at
	January 1,	Additional	2007(1)(2)	Amount	December 31,
	2007	Charges	Adjustments	Used	2007

Exit costs	$54	$19	$2	$(33)	$42
Employee separation costs	104	401	(64)	(248)	193

	$158	$420	$(62)	$(281)	$235

(1)	Includes translation adjustments.

(2)	Includes $6 million of accruals established through purchase accounting for businesses acquired, covering exit costs and separation costs for approximately 200 employees.

Exit Costs

At January 1, 2007, the Company had an accrual of $54 million for exit costs attributable to lease terminations. The 2007 additional charges of $19 million are primarily related to the exit of certain activities and leased facilities in Ireland by the Home and Networks Mobility segment. The 2007 adjustments of $2 million represent accruals for exit costs established through purchase accounting for businesses acquired. The $33 million used in 2007 reflects cash payments. The remaining accrual of $42 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2007, represented future cash payments for lease termination obligations.

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

During the year ended December 31, 2007, approximately 5,300 employees, of which 1,700 were direct employees and 3,600 were indirect employees, were separated from the Company. The $248 million used in 2007 reflects cash payments to these separated employees. The remaining accrual of $193 million is included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2007.

2006 Charges

During the year ended December 31, 2006, the Company committed to implement various productivity improvement plans aimed principally at: (i) reducing costs in its supply-chain activities, (ii) integration synergies, and (iii) reducing other operating expenses, primarily relating to engineering and development costs. The Company recorded net reorganization of business charges of $213 million, including $41 million of charges in Costs of sales and $172 million of charges under Other charges in the Company’s consolidated statements of operations. Included in the aggregate $213 million are charges of $191 million for employee separation costs, $15 million for fixed asset impairment charges and $30 million for exit costs, partially offset by $23 million of reversals for accruals no longer needed.

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

$213

The following table displays a rollforward of the reorganization of business accruals established for exit costs and employee separation costs from January 1, 2006 to December 31, 2006:

	Accruals at	2006		2006	Accruals at
	January 1,	Additional	2006(1)	Amount	December 31,
	2006	Charges	Adjustments	Used	2006

Exit costs	$50	$30	$(7)	$(19)	$54
Employee separation costs	53	191	(16)	(124)	104

	$103	$221	$(23)	$(143)	$158

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2006, the Company had an accrual of $50 million for exit costs attributable to lease terminations. The 2006 additional charges of $30 million were primarily related to a lease cancellation by the Enterprise Mobility Solutions segment. The 2006 adjustments of $7 million represent reversals of accruals no longer needed. The $19 million used in 2006 reflects cash payments to lessors. The remaining accrual of $54 million, which was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2006, represented future cash payments for lease termination obligations.

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

During the year ended December 31, 2006, approximately 3,200 employees, of which 1,400 were direct employees and 1,800 were indirect employees, were separated from the Company. The $124 million used in 2006 reflects cash payments to these separated employees. The remaining accrual of $104 million was included in Accrued liabilities in the Company’s consolidated balance sheets at December 31, 2006.

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

The Company did not have any significant acquisitions during the year ended December 31, 2008. The following is a summary of significant acquisitions during the years ended December 31, 2007 and 2006:

				In-Process
				Research and
	Quarter		Form of	Development
	Acquired	Consideration, net	Consideration	Charge

2007 Acquisitions
Symbol Technologies, Inc.	Q1	$3,528	Cash	$95
Good Technology, Inc.	Q1	$438	Cash	—
Netopia, Inc.	Q1	$183	Cash	—
Terayon Communication Systems, Inc.	Q3	$137	Cash	—
2006 Acquisitions
Broadbus Technologies, Inc.	Q3	$181	Cash	$12
TTP Communications plc	Q3	$193	Cash	$17
Kreatel Communications AB	Q1	$108	Cash	$1

The following table summarizes net tangible and intangible assets acquired and the consideration paid for the acquisitions identified above:

Years Ended December 31	2007	2006

Tangible net assets	$83	$20
Goodwill	2,793	262
Other intangibles	1,315	170
In-process research and development	95	30

	$4,286	$482

Consideration, net:
Cash	$4,286	$482
Stock	—	—

	$4,286	$482

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

The fair value of acquired in-process research and development was $95 million. The acquired in-process research and development will have no alternative future uses if the products are not feasible and, as such, costs were expensed at the date of acquisition. At the date of acquisition, 31 projects were in process and were completed through 2008. The average risk adjusted rate used to value these projects is 15-16%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money.

The fair value of the acquired intangible assets was $1.0 billion at the time of acquisition. Intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 1 to 8 years on a straight-line basis. The Company recorded $2.3 billion of goodwill, none of which is expected to be deductible for tax purposes.

The results of the operations of Symbol have been included in the Enterprise Mobility Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Good Technology, Inc.

In January 2007, the Company acquired Good Technology, Inc. (“Good”), a provider of enterprise mobile computing software and services, for $438 million in net cash. The Company recorded $296 million in goodwill, none of which is expected to be deductible for tax purposes and $158 million in identifiable intangible assets. However, due to recent changes in software platform strategy, impairment charges of $123 million were recorded for the year ended December 31, 2008, representing write-downs of: (i) $121 million of intangible assets, primarily relating to completed technology and other intangibles, and (ii) $2 million of property, plant and equipment.

The results of operations of Good have been included in the Enterprise Mobility Solutions segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Netopia, Inc.

In February 2007, the Company acquired Netopia, Inc. (“Netopia”), a broadband equipment provider for DSL customers, which allows for phone, TV and fast Internet connections, for $183 million in net cash. The Company recorded $61 million in goodwill, none of which is expected to be deductible for tax purposes, and $100 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over a period of 7 years on a straight-line basis.

The results of operations of Netopia have been included in the Home and Networks Mobility segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Terayon Communication Systems, Inc.

In July 2007, the Company acquired Terayon Communication Systems, Inc. (“Terayon”), a provider of real-time digital video networking applications to cable, satellite and telecommunication service providers worldwide, for $137 million in net cash. The Company recorded $21 million in goodwill, none of which is expected to be deductible for tax purposes, and $52 million in identifiable intangible assets. Intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 4 to 6 years on a straight-line basis.

The results of operations of Terayon have been included in the Home and Networks Mobility segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

Broadbus Technologies, Inc.

In September 2006, the Company acquired Broadbus Technologies, Inc. (“Broadbus”), a provider of television on demand technology, for $181 million in cash. The Company recorded $131 million in goodwill, none of which is expected to be deductible for tax purposes, a $12 million charge for acquired in-process research and development costs, and $30 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, two projects were in process. During the year ended December 31, 2008, one of the projects was completed while the other project was abandoned. The average risk adjusted rate used to value this project was 22%. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. Intangible assets are included in Other assets in the Company’s consolidated balance sheets. The intangible assets are being amortized over periods ranging from 3 to 5 years on a straight-line basis.

The results of operations of Broadbus have been included in the Home and Networks Mobility segment in the Company’s consolidated financial statements subsequent to the date of acquisition. The pro forma effects of this acquisition on the Company’s consolidated financial statements were not significant.

TTP Communications plc

In August 2006, the Company acquired TTP Communications plc (“TTPCom”), a provider of wireless software platforms, protocol stacks and semiconductor solutions, for $193 million in cash. The Company recorded $52 million in goodwill, a portion of which is expected to be deductible for tax purposes, a $17 million charge for acquired in-process research and development costs, and $118 million in identifiable intangible assets. The acquired in-process research and development will have no alternative future uses if the products are not feasible. At the date of the acquisition, a total of four projects were in process. The average risk adjusted rate used to value these projects was 18%. These projects have since been completed. The allocation of value to in-process research and development was determined using expected future cash flows discounted at average risk adjusted rates reflecting both technological and market risk as well as the time value of money. These research and development costs were expensed at the date of acquisition. However, due to changes in software platform strategy, impairment charges of $89 million were recorded for the year ended December 31, 2007, representing write-downs of: (i) $81 million of intangible assets, primarily relating to completed technology and other intangibles, and (ii) $8 million of property, plant and equipment.

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

Intangible Assets

Amortized intangible assets were comprised of the following:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Intangible assets:
Completed technology	$1,127	$633	$1,234	$484
Patents	292	125	292	69
Customer-related	277	104	264	58
Licensed technology	129	118	123	109
Other intangibles	150	126	166	99

	$1,975	$1,106	$2,079	$819

Amortization expense on intangible assets, which is included within Other and Eliminations, was $318 million, $369 million $100 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 future amortization expense is estimated to be $278 million for 2009, $256 million in 2010, $242 million in 2011, $50 million in 2012 and $29 million in 2013.

Amortized intangible assets, excluding goodwill, by business segment:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
December 31	Amount	Amortization	Amount	Amortization

Mobile Devices	$45	$45	$36	$36
Home and Networks Mobility	722	522	712	455
Enterprise Mobility Solutions	1,208	539	1,331	328

	$1,975	$1,106	$2,079	$819

During the year ended December 31, 2008, the Company recorded an impairment of intangible assets of $121 million due to a change in a technology platform strategy, relating to completed technology and other intangibles, in the Enterprise Mobility Solutions segment. During the year ended December 31, 2007 due to a change in software platform strategy, the Company recorded an impairment of intangible assets of $81 million, primarily relating to completed technology and other intangibles, in the Mobile Devices segment.

Goodwill

The following tables display a rollforward of the carrying amount of goodwill from January 1, 2007 to December 31, 2008, by business segment:

	January 1,				December 31,
Segment	2008	Acquired	Adjustments(1)	Impaired	2008

Mobile Devices	$19	$15	$21	$(55)	$—
Home and Networks Mobility	1,576	12	(179)	—	1,409
Enterprise Mobility Solutions	2,904	60	28	(1,564)	1,428

	$4,499	$87	$(130)	$(1,619)	$2,837

(1)	Includes translation adjustments.

During the year ended December 31, 2008, the Company finalized its assessment of the Internal Revenue Code Section 382 Limitations (“IRC Section 382”) relating to the pre-acquisition tax loss carry-forwards of its 2007 acquisitions. As a result of the IRC Section 382 studies, the company recorded additional deferred tax assets and a corresponding reduction in goodwill, which is reflected in the adjustment column above.

In the fourth quarter of 2008, we conducted our annual assessment of goodwill for impairment. The Company performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. The Company has determined that the Mobile Devices segment meets the requirement of a reporting unit. For the Enterprise Mobility Solutions segment, the Company has identified two reporting units, the Government and Public Safety reporting unit and the Enterprise Mobility reporting unit. For the Home and Networks Mobility segment, the Company has identified two reporting units, the Home reporting unit and the Public Networks reporting unit.

During this quarter, we experienced a sustained, significant decline in our stock price that reduced the market capitalization below the book value of the Company. The reduced market capitalization reflected the macroeconomic declines coupled with the market view on the performance of the Mobile Devices reporting unit. The Company has considered this decline in our stock price in our impairment assessment.

The Company has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market based approach consistent with prior periods. The Company believes that this weighting is appropriate since it is often difficult to find other appropriate market participants that are similar to our reporting units and the Company view of future discounted cash flows is more reflective of the value of the reporting units. If a heavier weighting was put on the market based approach for certain reporting units, a higher fair value would have been determined.

The determination of fair value of the reporting units and other assets and liabilities within the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The Company assigned discount rates ranging from 13 to 14% for the Home, Public Networks, Government and Public Safety and Enterprise Mobility Reporting units. The Company assigned a discount rate of 25% to the Mobile Devices reporting unit commensurate with development stage enterprises or turnaround opportunities. The Company believes this rate reflects the inherent uncertainties of the Mobile Devices reporting unit’s projected cash flows. The Company evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units, as well as the fair values of the corresponding assets and liabilities within the reporting units, and concluded they are reasonable.

Based on the results of Step One of our annual assessment of the recoverability goodwill, the fair values of the Home, Public Networks and Government and Public Safety reporting units exceeded their book value, indicating that there was no impairment of goodwill at these reporting units.

However, the fair value of the Enterprise Mobility and Mobile Devices reporting units was below their respective book values, indicating a potential impairment of goodwill and the requirement to perform Step Two of the analysis for these reporting units. The Company acquired the main components of the Enterprise Mobility reporting unit in 2007 at which time the book value and fair value of the reporting unit was the same. Because of this fact, the Enterprise Mobility reporting unit was most likely to experience a decline in its fair value below its book value as a result of lower values in the overall market and the deteriorating macroeconomic environment and the market’s view of its near term impact on the reporting unit. The decline in the fair value of the Mobile Devices reporting unit below its book value is a result of the deteriorating macroeconomic environment, lower expected sales and cash flows as a result of the decision to consolidate platforms announced in the fourth quarter of 2008, and the uncertainty around the reporting unit’s future cash flow. For the year ended December 31, 2008, the Company determined that goodwill relating to the Enterprise Mobility Solution and Mobile Devices segments were impaired, resulting in charges of $1.6 billion and $55 million, respectively. Additional impairment charges could be recognized in the near term if the Company’s market capitalization continues to decline or macroeconomic conditions continue to deteriorate. No impairment charges were required for the years ended December 31, 2007 and 2006.

	January 1,				December 31,
Segment	2007	Acquired	Dispositions	Adjustments	2007

Mobile Devices	$69	$—	$—	$(50)	$19
Home and Networks Mobility	1,266	427	(119)	2	1,576
Enterprise Mobility Solutions	371	2,569	—	(36)	2,904

	$1,706	$2,996	$(119)	$(84)	$4,499

15.	Valuation and Qualifying Accounts

The following table presents the valuation and qualifying account activity for the years ended December 31, 2008, 2007 and 2006:

	Balance at	Charged to			Balance at
	January 1	Earnings	Used	Adjustments(1)	December 31

2008
Reorganization of Businesses	$235	$390	$(316)	$(59)	$250
Allowance for Doubtful Accounts	184	63	(35)	(30)	182
Allowance for Losses on Long-term Receivables	5	5	—	(3)	7
Inventory Reserves	371	735	(366)	20	760
Warranty Reserves	416	452	(488)	(95)	285
Customer Reserves	972	1,587	(1,544)	(416)	599

2007
Reorganization of Businesses	158	420	(281)	(62)	235
Allowance for Doubtful Accounts	78	130	(3)	(21)	184
Allowance for Losses on Long-term Receivables	10	2	—	(7)	5
Inventory Reserves	416	546	(524)	(67)	371
Warranty Reserves	530	756	(735)	(135)	416
Customer Reserves	1,305	2,809	(2,205)	(937)	972

2006
Reorganization of Businesses	103	221	(143)	(23)	158
Allowance for Doubtful Accounts	101	50	(58)	(15)	78
Allowance for Losses on Long-term Receivables	12	5	(8)	1	10
Inventory Reserves	529	517	(490)	(140)	416
Warranty Reserves	467	977	(891)	(23)	530
Customer Reserves	1,171	4,218	(3,597)	(487)	1,305

(1)	Includes translation adjustments.

16.	Quarterly and Other Financial Data (unaudited)*

	2008				2007
	1st	2nd	3rd	4th(1)	1st	2nd	3rd	4th

Operating Results
Net sales	$7,448	$8,082	$7,480	$7,136	$9,433	$8,732	$8,811	$9,646
Costs of sales	5,303	5,757	5,677	5,014	6,979	6,279	6,306	7,106

Gross margin	2,145	2,325	1,803	2,122	2,454	2,453	2,505	2,540

Selling, general and administrative expenses	1,183	1,115	1,044	988	1,313	1,296	1,210	1,273
Research and development expenditures	1,054	1,048	999	1,008	1,117	1,115	1,100	1,097
Other charges	177	157	212	1,801	390	200	205	189

Operating earnings (loss)	(269)	5	(452)	(1,675)	(366)	(158)	(10)	(19)

Earnings (loss) from continuing operations	(194)	4	(397)	(3,657)	(218)	(38)	40	111
Net earnings (loss)	(194)	4	(397)	(3,657)	(181)	(28)	60	100
Per Share Data (in dollars)
Continuing Operations:
Basic earnings (loss) per common share	$(0.09)	$0.00	$(0.18)	$(1.61)	$(0.09)	$(0.02)	$0.02	$0.05
Diluted earnings (loss) per common share	(0.09)	0.00	(0.18)	(1.61)	(0.09)	(0.02)	0.02	0.05
Net Earnings:
Basic earnings (loss) per common share	(0.09)	0.00	(0.18)	(1.61)	(0.08)	(0.01)	0.03	0.04
Diluted earnings (loss) per common share	(0.09)	0.00	(0.18)	(1.61)	(0.08)	(0.01)	0.03	0.04
Dividends declared	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05
Dividends paid	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05
Stock prices
High	16.20	10.38	10.50	7.52	20.91	19.18	18.88	19.68
Low	8.98	7.20	6.52	3.00	17.45	17.32	15.61	14.87

(1)	Includes: (i) a $2.1 billion charge related to increase the U.S. deferred tax asset valuation allowance, as described in Note 6, “Income Taxes”, (ii) a $1.6 billion charge related to the impairment of goodwill, as described in Note 14, “Acquisitions and Related Intangibles”, and (iii) accumulated temporary unrealized losses in Sigma Fund investments, as described in Note 3, “Other Financial Data”.

*	Certain amounts in prior years’ financial statements and related notes have been reclassified to conform to the 2008 presentation.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officers and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Motorola’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officers and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2008. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in this Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Motorola, Inc.:

We have audited Motorola Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorola Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Motorola, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
February 26, 2009

Item 9B: Other Information

None

PART III

The response to this Item required by Item 401 of Regulation S-K, with respect to directors, incorporates by reference the information under the caption “Nominees” of Motorola’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) and, with respect to executive officers, is contained in Part I hereof under the caption “Executive Officers of the Registrant” and, with respect to the audit committee, incorporates by reference the information under the caption “What Are the Committees of the Board?” and “Report of Audit and Legal Committee” of Motorola’s Proxy Statement.

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

Motorola has adopted a code of ethics, the Motorola Code of Business Conduct (the “Code”), that applies to all employees, including Motorola’s principal executive officer, principal financial officer and controller (principal accounting officer). The Code is posted on Motorola’s Internet website, www.motorola.com/investor, and is available free of charge, upon request to Investor Relations, Motorola, Inc., Corporate Offices, 1303 East Algonquin Road, Schaumburg, Illinois 60196, E-mail: investors@motorola.com. Any amendment to, or waiver from, the Code will be posted on our Internet website within four business days following the date of the amendment or waiver. Motorola’s Code of Business Conduct applies to all Motorola employees worldwide, without exception, and describes employee responsibilities to the various stakeholders involved in our business. The Code goes beyond the legal minimums by implementing the values we share as employees of Motorola—our key beliefs—uncompromising integrity and constant respect for people. The Code places special responsibility on managers and prohibits retaliation for reporting issues.

Item 11: Executive Compensation

The response to this Item incorporates by reference the information under the captions “How Are the Directors Compensated?,” “Compensation Discussion and Analysis,” “Report of the Compensation and Leadership Committee on Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2008,” “Outstanding Equity Awards at 2008 Fiscal Year-End,” “Option Exercises and Stock Vested for 2008,” “Pension Benefits in 2008,” “Nonqualified Deferred Compensation in 2008,” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” of Motorola’s Proxy Statement.

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

3. Exhibits

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is incorporated herein by this reference. Exhibit numbers 10.1 through 10.58, listed in the attached Exhibit Index, are management contracts or compensatory plans or arrangements required to be filed as exhibits to this form by Item 15(b) hereof.

(b)	Exhibits:

See Item 15(a)3 above.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Motorola, Inc.:

We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 33-59285, 333-51847, 333-88735, 333-36308, 333-37114, 333-53120, 333-60560, 333-60612, 333-60976, 333-87724, 333-87728, 333-87730, 333-104259, 333-105107, 333-123879, 333-133736, 333-142845 and 333-155334) and S-3 (Nos. 333-76637 and 333-36320) of Motorola, Inc. of our reports dated February 26, 2009, with respect to the consolidated balance sheets of Motorola, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and the effectiveness of internal control over financial reporting as of December 31, 2008, which reports appear in the December 31, 2008 annual report on Form 10-K of Motorola, Inc. Our report on the consolidated financial statements refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, effective January 1, 2008, Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, effective January 1, 2008, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006.

Chicago, Illinois
February 26, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Motorola, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MOTOROLA, INC.

By: /s/ Gregory Q. Brown	By: /s/ Sanjay K. Jha
Gregory Q. Brown Co-Chief Executive Officer	Sanjay K. Jha Co-Chief Executive Officer

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Motorola, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory Q. Brown Gregory Q. Brown	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Sanjay K. Jha Sanjay K. Jha	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ Edward J. Fitzpatrick Edward J. Fitzpatrick	Senior Vice President, Corporate Controller and Acting Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	February 26, 2009

/s/ David W. Dorman David W. Dorman	Chairman of the Board	February 26, 2009

/s/ William R. Hambrecht William R. Hambrecht	Director	February 26, 2009

/s/ Judy C. Lewent Judy C. Lewent	Director	February 26, 2009

/s/ Keith A. Meister Keith A. Meister	Director	February 26, 2009

/s/ Thomas J. Meredith Thomas J. Meredith	Director	February 26, 2009

/s/ Nicholas Negroponte Nicholas Negroponte	Director	February 26, 2009

Signature	Title	Date

/s/ Samuel C. Scott III Samuel C. Scott III	Director	February 26, 2009

/s/ Ron Sommer Ron Sommer	Director	February 26, 2009

/s/ James R. Stengel James R. Stengel	Director	February 26, 2009

/s/ Anthony J. Vinciquerra Anthony J. Vinciquerra	Director	February 26, 2009

/s/ Douglas A. Warner III Douglas A. Warner III	Director	February 26, 2009

/s/ Dr. John A. White Dr. John A. White	Director	February 26, 2009

/s/ Miles D. White Miles D. White	Director	February 26, 2009

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation of Motorola, Inc., as amended through May 3, 2000 (incorporated by reference to Exhibit 3(i)(b) to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000) (File No. 1-7221)).

3.2		Motorola, Inc. Amended and Restated Bylaws as of August 4, 2008 (incorporated by reference to Exhibit 3.1 to Motorola’s Report on Form 8-K filed on August 4, 2008 (File No. 1-7221)).

4	.1(a)	Senior Indenture, dated as of May 1, 1995, between The Bank of New York Trust Company, N.A. (as successor Trustee to JPMorgan Chase Bank (as successor in interest to Bank One Trust Company) and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) and Motorola, Inc. (incorporated by reference to Exhibit 4(d) of the Registrant’s Registration Statement on Form S-3 dated September 25, 1995 (Registration No. 33-62911)).

4	.1(b)	Instrument of Resignation, Appointment and Acceptance, dated as of January 22, 2001, among Motorola, Inc., Bank One Trust Company, N.A. and BNY Midwest Trust Company (as successor in interest to Harris Trust and Savings Bank) (incorporated by reference to Exhibit 4.2(b) to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-7221)).

Certain instruments defining the rights of holders of long-term debt of Motorola and of all its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph(4)(iii)(A) of Item 601 of Regulation S-K. Motorola agrees to furnish a copy of any such instrument to the Commission upon request.

10.1		Motorola Omnibus Incentive Plan of 2006 (As Amended and Restated as of January 30, 2008) (incorporated by reference to Exhibit 10.1 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.2		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after May 6, 2008 (incorporated to Exhibit 10.54 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221).

10.3		Form of Motorola Stock Option Consideration Agreement for grants on or after May 6, 2008 (incorporated to Exhibit 10.56 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

*10	.4	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers, effective January 1, 2009.

10.5		Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers on or after May 6, 2008, (incorporated by reference to Exhibit 10.55 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008) (File No. 1-7221)).

10.6		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after February 11, 2007 (incorporated by reference to Exhibit 10.37 to Motorola’s Report on Form 8-K filed on February 15, 2007 (File No. 1-7221)).

10.7		Form of Motorola Stock Option Consideration Agreement for grants on or after February 27, 2007 (incorporated by reference to Exhibit 10.4 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

Exhibit No.	Exhibit

10.8	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after February 27, 2007, (incorporated by reference to Exhibit 10.3 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.9	Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants on or after February 11, 2007 (incorporated by reference to Exhibit 10.5 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.10	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander relating to the Motorola Omnibus Incentive Plan for 2006 for grants on or after February 11, 2007 (incorporated by reference to Exhibit 10.6 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.11	Form of Motorola Stock Option Consideration Agreement for Edward J. Zander for grants on or after May 2, 2006 (incorporated by reference to Exhibit 10.41 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006) ( File No. 1-7221)).

10.12	Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options, granted to Edward J. Zander on May 8, 2007 (Market-based vesting) (incorporated by reference to Exhibit 10.40 to Motorola’s Report on Form 8-K filed on May 14, 2007 (File No. 1-7221)).

10.13	Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options granted to Gregory Q. Brown on January 31, 2008 (Market-based vesting) (incorporated by reference to Exhibit 10.9 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.14	Form of Motorola Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after January 31, 2008 (incorporated by reference to Exhibit 10.10 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.15	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after January 31, 2008, (incorporated by reference to Exhibit No. 10.11 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (File No. 1-7221)).

10.16	Form of Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options for Paul J. Liska (Sign-on Grant) (incorporated by reference to Exhibit 10.12 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.17	Form of Motorola, Inc. Award Document for the Motorola Omnibus Incentive Plan of 2006, Terms and Conditions Related to Employee Nonqualified Stock Options for Paul J. Liska (Market-based vesting) (incorporated by reference to Exhibit 10.13 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.18	Form of Motorola Stock Option Consideration Agreement for Paul J. Liska (incorporated by reference to Exhibit 10.14 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.19	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Paul J. Liska relating to the Motorola Omnibus Incentive Plan of 2006 (Sign-on Grant) (incorporated by reference to Exhibit No. 10.15 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (File No. 1-7221)).

Exhibit No.		Exhibit

10.20		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Paul J. Liska relating to the Motorola Omnibus Incentive Plan of 2006 (incorporated by reference to Exhibit No. 10.16 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007) (File No. 1-7221)).

10.21		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Paul J. Liska relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after May 6, 2008 (incorporated by reference to Exhibit No. 10.58 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2008 (File No. 1-7221)).

*10	.22	Amendment approved on December 30, 2008 to the form of Restricted Stock Unit Award Agreements described above as Exhibits 10.5, 10.8, 10.15, 10.19, 10.20 and 10.21.

10.23		Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan, for acquisitions on or after February 11, 2007 (incorporated by reference to Exhibit 10.8 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.24		Form of Deferred Stock Units Award Agreement between Motorola, Inc. and its non-employee directors under the Motorola Omnibus Incentive Plan of 2006 or any successor plan for grants on or after February 11, 2007 (incorporated by reference to Exhibit 10.9 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-27221)).

10.25		Motorola Omnibus Incentive Plan of 2003, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.1 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.26		Motorola Omnibus Incentive Plan of 2002, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.27		Motorola Omnibus Incentive Plan of 2000, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.3 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.28		Motorola Compensation/Acquisition Plan of 2000, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.4 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.29		Motorola Amended and Restated Incentive Plan of 1998, as amended through April 2, 2004 (incorporated by reference to Exhibit 10.5 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.30		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Non-Employee Director Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2002 (incorporated by reference to Exhibit 10.2 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 (File No. 1-7221)).

10.31		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000 for grants on or after May 2, 2005 (incorporated by reference to Exhibit 10.46 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005 (File No. 1-7221)).

Exhibit No.		Exhibit

10.32		Form of Motorola, Inc. Restricted Stock Unit Agreement (Cliff Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/Acquisition Plan of 2000, for grants on or after July 29, 2004 (incorporated by reference to Exhibit 10.12 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.33		Form of Motorola, Inc. Restricted Stock Unit Agreement (Periodic Vesting), relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Compensation/ Acquisition Plan of 2000, for grants on or after July 29, 2004 (incorporated by reference to Exhibit 10.34 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2004 (File No. 1-7221)).

10.34		Form of Motorola, Inc. Award Document—Terms and Conditions Related to Employee Nonqualified Stock Options for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000 and the Motorola Amended and Restated Incentive Plan of 1998, for grants on or after February 14, 2005 (incorporated by reference to Exhibit 10.24(b) to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.35		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2003, for grants on or after May 3, 2005 (incorporated by reference to Exhibit No. 10.45 to Motorola’s Report on Form 8-K filed on May 6, 2005 (File No. 1-7221)).

10.36		Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Edward J. Zander, relating to the Motorola Omnibus Incentive Plan of 2003 (incorporated by reference to Exhibit 10.33 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2004 (File No. 1-7221)).

10.37		Form of Deferred Stock Units Agreement between Motorola, Inc. and its non-employee directors, relating to the deferred stock units issued in lieu of cash compensation to directors under the Motorola Omnibus Incentive Plan of 2003 or any successor plan, for acquisitions from January 1, 2006 to February 11, 2007 (incorporated by reference to Exhibit No. 10.25 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-7221)).

10.38		Motorola Non-Employee Directors Stock Plan, as amended and restated on May 6, 2003 (incorporated by reference to Exhibit 10.20 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (File No. 1-7221)).

*10	.39	2008 Motorola Incentive Plan, Amended and Restated as of December 31, 2008.

10.40		Motorola Long-Range Incentive Plan (LRIP) of 2006 (as amended and restated as of July 28, 2008) (incorporated by reference to Exhibit 10.37 to Motorola’s Form 10-Q for the fiscal quarter ended September 27, 2008 (File No. 1-7221)).

10.41		Motorola Elected Officers Supplementary Retirement Plan, as amended through May 8, 2007 (incorporated by reference to Exhibit No. 10.29 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-7221)).

10.42		First Amendment to the Motorola Elected Officers Supplementary Retirement Plan (as amended through May 8, 2007), adopted December 15, 2008 (incorporated by reference to Exhibit 10.1 to Motorola’s Report on Form 8-K filed on December 17, 2008 (File No. 1-7221)).

10.43		Motorola Management Deferred Compensation Plan, as amended through May 2, 2006 (incorporated by reference to Exhibit No. 10.29 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 1-7221)).

*10	.44	Motorola, Inc. Senior Officer Amended and Restated Change in Control Severance Plan.

Exhibit No.		Exhibit

*10	.45	Motorola, Inc. Executive Severance Plan, as amended through December 31, 2008, Effective October 1, 2008.

10.46		Motorola, Inc. Retiree Basic Life Insurance for Elected Officers prior to January 1, 2004 who retire after January 1, 2005 (incorporated by reference to Exhibit 10.36 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-7221)).

10.47		Arrangement for directors’ fees and retirement plan for non-employee directors (description incorporated by reference from the information under the caption “How Are the Directors Compensated?” of Motorola’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2009 (“Motorola Proxy Statement”)).

10.48		Insurance covering non-employee directors and their spouses (including a description incorporated by reference from the information under the caption “Director Retirement Plan and Insurance Coverage” of the Motorola Proxy Statement and to Exhibit 10.57 to Motorola’s Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

10.49		Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown (incorporated by reference to Exhibit 10.1 to Motorola’s Report on Form 8-K filed on August 29, 2008 (File No. 1-7221)).

*10	.50	Amendment made on December 15, 2008 to the Employment Agreement dated August 27, 2008 by and between Motorola, Inc. and Gregory Q. Brown.

10.51		Employment Agreement dated August 4, 2008, by and between Motorola, Inc. and Sanjay K. Jha (incorporated by reference to Exhibit 10.1 to Motorola’s Report on Form 8-K filed on August 4, 2008 (File No. 1-7221)).

*10	.52	Amendment made on December 15, 2008 to the Employment Agreement dated August 4, 2008 by and between Motorola, Inc. and Sanjay K. Jha.

*10	.53	Description of Certain Compensatory Arrangements between Motorola, Inc. and Gregory Q. Brown and between Motorola, Inc. and Sanjay K. Jha, as of December 15, 2008.

*10	.54	Description of Certain Compensatory Arrangements between Motorola, Inc. and Paul J. Liska, as of December 31, 2008.

10.55		Employment Agreement between Motorola, Inc. and Edward J. Zander dated as of December 15, 2003 as amended through May 11, 2007 (incorporated by reference to Exhibit 10.35 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 (File No. 1-7221)).

10.56		Chairman/CEO Retirement Term Sheet dated November 29, 2007 for Edward J. Zander (incorporated by reference to Exhibit 10.47 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.57		Amended and Restated Employment Agreement between Thomas J. Meredith and Motorola, Inc. (As Amended January 30, 2008) (incorporated by reference to Exhibit 10.48 to Motorola’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-7221)).

10.58		Severance Agreement between Stuart Reed and Motorola, Inc. dated March 7, 2008 (incorporated to Exhibit 10.53 to Motorola’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 1-7221)).

*12		Statement regarding Computation of Ratio of Earnings to Fixed Charges.

*21		Subsidiaries of Motorola.

23		Consent of Independent Registered Public Accounting Firm, see page 137 of the Annual Report on Form 10-K of which this Exhibit Index is a part.

Exhibit No.		Exhibit

*31	.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith