Form 10-Q
period 2009-04-04
MOTOROLA INC
filed 2009-05-06
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 4, 2009
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
(847) 576-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 4, 2009:

Class	Number of Shares

Common Stock; $3 Par Value	2,292,406,133

		Page

PART I FINANCIAL INFORMATION
Item 1	Financial Statements	1
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended April 4, 2009 and March 29, 2008	1
	Condensed Consolidated Balance Sheets (Unaudited) as of April 4, 2009 and December 31, 2008	2
	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Three Months Ended April 4, 2009	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended April 4, 2009 and March 29, 2008	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4	Controls and Procedures	45
PART II OTHER INFORMATION
Item 1	Legal Proceedings	46
Item 1A	Risk Factors	46
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3	Defaults Upon Senior Securities	47
Item 4	Submission of Matters to a Vote of Security Holders	47
Item 5	Other Information	48
Item 6	Exhibits	49
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

Part I — Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 4,	March 29,
(In millions, except per share amounts)	2009	2008

Net sales	$5,371	$7,448
Costs of sales	3,875	5,303

Gross margin	1,496	2,145

Selling, general and administrative expenses	869	1,183
Research and development expenditures	847	1,054
Other charges	229	177

Operating loss	(449)	(269)

Other income (expense):
Interest expense, net	(35)	(2)
Gain (loss) on sales of investments and businesses, net	(20)	19
Other	70	(5)

Total other income (expense)	15	12

Loss from continuing operations before income taxes	(434)	(257)
Income tax benefit	(146)	(67)

Loss from continuing operations	(288)	(190)
Earnings from discontinued operations, net of tax	60	—

Net loss	(228)	(190)

Less: Earnings attributable to the noncontrolling interests	3	4

Net loss attributable to Motorola, Inc.	$(231)	$(194)

Amounts attributable to Motorola, Inc. common shareholders:
Loss from continuing operations, net of tax	$(291)	$(194)
Earnings from discontinued operations, net of tax	60	—

Net loss	$(231)	$(194)
Earnings (loss) per common share:
Basic:
Continuing operations	$(0.13)	$(0.09)
Discontinued operations	0.03	—

	$(0.10)	$(0.09)
Diluted:
Continuing operations	$(0.13)	$(0.09)
Discontinued operations	0.03	—

	$(0.10)	$(0.09)
Weighted average common shares outstanding:
Basic	2,280.5	2,257.0
Diluted	2,280.5	2,257.0
Dividends paid per share	$0.05	$0.05

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

	April 4,	December 31,
(In millions, except share amounts)	2009	2008

ASSETS
Cash and cash equivalents	$3,265	$3,064
Sigma Fund	2,587	3,690
Short-term investments	19	225
Accounts receivable, net	3,689	3,493
Inventories, net	2,071	2,659
Deferred income taxes	1,161	1,092
Other current assets	2,919	3,140

Total current assets	15,711	17,363

Property, plant and equipment, net	2,322	2,442
Sigma Fund	257	466
Investments	498	517
Deferred income taxes	2,445	2,428
Goodwill	2,822	2,837
Other assets	1,708	1,816

Total assets	$25,763	$27,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$63	$92
Accounts payable	2,265	3,188
Accrued liabilities	6,728	7,340

Total current liabilities	9,056	10,620

Long-term debt	3,878	4,092
Other liabilities	3,463	3,562

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock, $3 par value	6,879	6,831
Issued shares: 04/04/09 — 2,292.9; 12/31/08 — 2,276.9
Outstanding shares: 04/04/09 — 2,292.4; 12/31/08 — 2,276.5
Additional paid-in capital	1,077	1,003
Retained earnings	3,647	3,878
Accumulated other comprehensive income (loss)	(2,328)	(2,205)

Total Motorola, Inc. stockholders’ equity	9,275	9,507
Noncontrolling interests	91	88

Total stockholders’ equity	9,366	9,595

Total liabilities and stockholders’ equity	$25,763	$27,869

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

		Motorola, Inc. Shareholders
			Accumulated Other Comprehensive Income (Loss)
			Fair Value
		Common	Adjustment	Foreign
		Stock and	to Available	Currency	Retirement
		Additional	for Sale	Translation	Benefits
		Paid-in	Securities,	Adjustments,	Adjustments,	Other Items,	Retained	Noncontrolling	Comprehensive
(In millions, except share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Net of Tax	Earnings	Interests	Earnings (Loss)

Balances at December 31, 2008	2,276.9	$7,834	$2	$(133)	$(2,067)	$(7)	$3,878	$88
Net earnings (loss)							(231)	3	$(228)
Net unrealized gain on securities (net of tax of $4)			7						7
Foreign currency translation adjustments (net of tax of $13)				(149)					(149)
Amortization of retirement benefit adjustments (net of tax of $8)					16				16
Issuance of common stock and stock options exercised	16.0	68
Stock option and employee stock purchase plan expense		54
Net gain on derivative instruments (net of tax of $4)						3			3

Balances at April 4, 2009	2,292.9	$7,956	$9	$(282)	$(2,051)	$(4)	$3,647	$91	$(351)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 4,	March 29,
(In millions)	2009	2008

Operating
Net loss attributable to Motorola, Inc.	$(231)	$(194)
Less: Earnings attributable to the noncontrolling interests	3	4

Net loss	(228)	(190)
Earnings from discontinued operations	60	—

Loss from continuing operations	(288)	(190)
Adjustments to reconcile loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	190	204
Non-cash other charges (income)	4	(1)
Share-based compensation expense	76	78
Loss (gain) on sales of investments and businesses, net	20	(19)
Gain from the extinguishment of long-term debt	(67)	—
Deferred income taxes	(197)	(278)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(204)	627
Inventories	582	(46)
Other current assets	217	(166)
Accounts payable and accrued liabilities	(1,355)	(636)
Other assets and liabilities	8	84

Net cash used for operating activities	(1,014)	(343)

Investing
Acquisitions and investments, net	(15)	(140)
Proceeds from sales of investments and businesses, net	137	20
Distributions from investments	—	1
Capital expenditures	(71)	(111)
Proceeds from sales of property, plant and equipment	3	5
Proceeds from sales of Sigma Fund investments, net	1,319	631
Proceeds from sales of short-term investments	206	147

Net cash provided by investing activities	1,579	553

Financing
Repayment of commercial paper and short-term borrowings, net	(31)	(54)
Repayment of debt	(129)	(114)
Issuance of common stock	56	6
Purchase of common stock	—	(138)
Payment of dividends	(114)	(114)
Other, net	—	(1)

Net cash used for financing activities	(218)	(415)

Effect of exchange rate changes on cash and cash equivalents	(146)	146

Net increase (decrease) in cash and cash equivalents	201	(59)
Cash and cash equivalents, beginning of period	3,064	2,752

Cash and cash equivalents, end of period	$3,265	$2,693

Cash Flow Information

Cash paid during the period for:
Interest, net	$28	$19
Income taxes, net of refunds	51	161

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)

1. Basis of Presentation

The condensed consolidated financial statements as of April 4, 2009 and for the three months ended April 4, 2009 and March 29, 2008, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended April 4, 2009 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2009 presentation.

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

2. Discontinued Operations

During the three months ended April 4, 2009, the Company completed the sale of: (i) Good Technology, and (ii) the biometrics business, which includes its Printrak trademark. Collectively, the Company received $163 million in net cash and recorded a net gain on sale of the businesses of $175 million before income taxes, which is included in Earnings from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. The operating results of these businesses, formerly included as part of the Enterprise Mobility Solutions segment, are reported as discontinued operations in the condensed consolidated financial statements for the period ending April 4, 2009. For all other applicable prior periods, the operating results of these businesses have not been reclassified as discontinued operations, since the results are not material to the Company’s condensed consolidated financial statements.

The following table displays summarized activity in the Company’s condensed consolidated statements of operations for discontinued operations during the three months ended April 4, 2009.

April 4,
Three Months Ended	2009

Net sales	$19
Operating loss	(11)
Gains on sales of investments and businesses, net	175
Earnings before income taxes	162
Income tax expense	102
Earnings from discontinued operations, net of tax	60

3. Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating loss consist of the following:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Other charges:
Reorganization of businesses	$158	$74
Amortization of intangible assets	71	83
Legal settlement	—	20

	$229	$177

Other Income (Expense)

Interest expense, net, and Other both included in Other income (expense) consist of the following:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Interest income (expense), net:
Interest expense	$(62)	$(78)
Interest income	27	76

	$(35)	$(2)

Other:
Gain from the extinguishment of the Company’s outstanding long-term debt	$67	$—
Decrease in the temporary net unrealized loss of the Sigma Fund investments	8	—
Foreign currency gain	6	1
Investment impairments	(7)	(18)
Impairment charges on the Sigma Fund investments	(1)	(4)
Gain on interest rate swaps	—	24
Other	(3)	(8)

	$70	$(5)

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

Loss Per Common Share

The computation of basic and diluted loss per common share attributable to Motorola, Inc. common shareholders is as follows:

	Amounts attributable to Motorola, Inc.
	common shareholders
	Continuing Operations		Net Loss
	April 4,	March 29,	April 4,	March 29,
Three Months Ended	2009	2008	2009	2008

Basic loss per common share:
Loss	$(291)	$(194)	$(231)	$(194)
Weighted average common shares outstanding	2,280.5	2,257.0	2,280.5	2,257.0

Per share amount	$(0.13)	$(0.09)	$(0.10)	$(0.09)

Diluted loss per common share:
Loss	$(291)	$(194)	$(231)	$(194)

Weighted average common shares outstanding	2,280.5	2,257.0	2,280.5	2,257.0

Diluted weighted average common shares outstanding	2,280.5	2,257.0	2,280.5	2,257.0

Per share amount	$(0.13)	$(0.09)	$(0.10)	$(0.09)

For the three months ended April 4, 2009 and March 29, 2008, the Company was in a net loss position and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive. In the computation of diluted loss per common share from both continuing operations and on a net loss basis for the three months ended April 4, 2009 and March 29, 2008, the assumed exercise of 222.4 million and 175.8 million stock options, respectively, was excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Cash and Cash Equivalents

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.3 billion and $3.1 billion at April 4, 2009 and December 31, 2008, respectively. Of these amounts, $337 million and $343 million, respectively, were restricted.

Sigma Fund

The Sigma Fund consists of the following:

	Recorded Value		Temporary Unrealized
April 4, 2009	Current	Non-current	Gains	Losses

Securities:
U.S. government and agency obligations	$993	$—	$—	$—
Corporate bonds	1,438	208	22	(75)
Asset-backed securities	89	23	—	(26)
Mortgage-backed securities	67	26	—	(14)

	$2,587	$257	$22	$(115)

	Recorded Value		Temporary Unrealized
December 31, 2008	Current	Non-current	Gains	Losses

Cash	$1,108	$—	$—	$—
Certificates of deposit	20	—	—	—
Securities:
U.S. government and agency obligations	752	—	—	—
Corporate bonds	1,616	366	25	(88)
Asset-backed securities	113	59	—	(24)
Mortgage-backed securities	81	41	—	(14)

	$3,690	$466	$25	$(126)

The fair market value of investments in the Sigma Fund was $2.8 billion and $4.2 billion at April 4, 2009 and December 31, 2008, respectively.

The temporary net unrealized loss in the Sigma Fund was $93 million as of April 4, 2009 and $101 million as of December 31, 2008. The $8 million decrease in the temporary net unrealized loss of the investments of the Sigma Fund during the three months ended April 4, 2009 was recognized in Other income (expense) in the condensed consolidated statements of operations. As discussed below, the $42 million increase in the temporary net unrealized losses of the investments of the Sigma Fund during the three months ended March 29, 2008 was recorded in the condensed consolidated statement of stockholders’ equity.

If it becomes probable the Company will not collect amounts it is owed on securities according to their contractual terms, the Company considers the security to be impaired and adjusts the cost basis of the security accordingly. For the three months ended April 4, 2009 and March 29, 2008, impairment charges in the Sigma Fund were $1 million and $4 million, respectively.

Securities with a significant temporary unrealized loss and a maturity greater than 12 months and impaired securities have been classified as non-current in the Company’s condensed consolidated balance sheets. At April 4, 2009 and December 31, 2008, $257 million and $466 million, respectively, of the Sigma Fund investments were classified as non-current. The weighted average maturity of the Sigma Fund investments classified as non-current (excluding impaired securities) was 15 and 16 months, respectively.

During the fourth quarter of 2008, the Company changed its accounting for changes in the temporary net unrealized losses of investments in the Sigma Fund. Prior to the fourth quarter of 2008, the Company recorded changes to the temporary net unrealized losses of investments in the Sigma Fund in the condensed consolidated statement of stockholders’ equity. However, during the fourth quarter of 2008, the Company determined that changes to the temporary net unrealized losses of investments in the Sigma Fund should be recorded in the condensed consolidated statements of operations. In its stand-alone financial statements, the Sigma Fund uses “investment company” accounting practices and records all changes in the value of the underlying investments in earnings, whether such changes are considered temporary or permanent declines in value. The Company determined that the underlying accounting practices of the Sigma Fund in its stand-alone financial statements should be retained in the Company’s financial statements. Accordingly, the Company recorded the cumulative temporary net unrealized loss of $101 million in its consolidated statements of operations during the fourth quarter of 2008. The Company determined that amounts that arose in periods prior to fourth quarter of 2008 were not material to the consolidated results of operations in those periods.

Investments

Investments consist of the following:

	Recorded Value		Less
	Short-term		Unrealized	Unrealized	Cost
April 4, 2009	Investments	Investments	Gains	Losses	Basis

Certificates of deposit	$19	$—	$—	$—	$19
Available-for-sale securities:
U.S. government and agency obligations	—	27	1	—	26
Corporate bonds	—	12	—	(1)	13
Asset-backed securities	—	1	—	—	1
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	118	17	(2)	103

	19	161	18	(3)	165
Other securities, at cost	—	274	—	—	274
Equity method investments	—	63	—	—	63

	$19	$498	$18	$(3)	$502

	Recorded Value		Less
	Short-term		Unrealized	Unrealized	Cost
December 31, 2008	Investments	Investments	Gains	Losses	Basis

Certificates of deposit	$225	$—	$—	$—	$225
Available-for-sale securities:
U.S. government and agency obligations	—	28	1	—	27
Corporate bonds	—	11	—	—	11
Asset-backed securities	—	1	—	—	1
Mortgage-backed securities	—	4	—	—	4
Common stock and equivalents	—	117	5	(2)	114

	225	161	6	(2)	382
Other securities, at cost	—	296	—	—	296
Equity method investments	—	60	—	—	60

	$225	$517	$6	$(2)	$738

At April 4, 2009 and December 31, 2008, the Company had $19 million and $225 million, respectively, in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year).

During the three months ended April 4, 2009 and March 29, 2008, the Company recorded investment impairment charges of $7 million and $18 million, respectively, representing other-than-temporary declines in the value of the Company’s available-for-sale investment portfolio. Investment impairment charges are included in Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

Accounts Receivable

Accounts receivable, net, consists of the following:

	April 4,	December 31,
	2009	2008

Accounts receivable	$3,863	$3,675
Less allowance for doubtful accounts	(174)	(182)

	$3,689	$3,493

Inventories

Inventories, net, consist of the following:

	April 4,	December 31,
	2009	2008

Finished goods	$1,384	$1,710
Work-in-process and production materials	1,497	1,709

	2,881	3,419
Less inventory reserves	(810)	(760)

	$2,071	$2,659

Other Current Assets

Other current assets consists of the following:

	April 4,	December 31,
	2009	2008

Costs and earnings in excess of billings	$995	$1,094
Contract related deferred costs	900	861
Contractor receivables	393	378
Value-added tax refunds receivable	193	278
Other	438	529

	$2,919	$3,140

Property, plant, and equipment

Property, plant and equipment, net, consists of the following:

	April 4,	December 31,
	2009	2008

Land	$140	$148
Building	1,850	1,905
Machinery and equipment	5,404	5,687

	7,394	7,740
Less accumulated depreciation	(5,072)	(5,298)

	$2,322	$2,442

Depreciation expense for the three months ended April 4, 2009 and March 29, 2008 was $119 million and $121 million, respectively.

Other Assets

Other assets consists of the following:

	April 4,	December 31,
	2009	2008

Intangible assets, net of accumulated amortization of $1,176 and $1,106	$798	$869
Royalty license arrangements	266	289
Contract related deferred costs	157	136
Value-added tax refunds receivable	94	117
Long-term receivables, net of allowances of $4 and $7	54	52
Other	339	353

	$1,708	$1,816

Accrued Liabilities

Accrued liabilities consists of the following:

	April 4,	December 31,
	2009	2008

Deferred revenue	$1,606	$1,533
Customer downpayments	673	496
Compensation	612	703
Tax liabilities	467	545
Customer reserves	453	599
Contractor payables	256	318
Warranty reserves	255	285
Other	2,406	2,861

	$6,728	$7,340

Other Liabilities

Other liabilities consists of the following:

	April 4,	December 31,
	2009	2008

Defined benefit plans, including split dollar life insurance policies	$2,119	$2,202
Deferred revenue	293	316
Unrecognized tax benefits	284	312
Postretirement health care benefit plan	264	261
Other	503	471

	$3,463	$3,562

Stockholders’ Equity Information

Share Repurchase Program

During the three months ended April 4, 2009, the Company did not repurchase any of its common shares. During the three months ended March 29, 2008, the Company repurchased 9 million of its common shares at an aggregate cost of $138 million. Since the inception of its share repurchase program in May 2005, the Company has repurchased a total of 394 million common shares for an aggregate cost of $7.9 billion. All repurchased shares have been retired. As of April 4, 2009, the Company remained authorized to purchase an aggregate amount of up to $3.6 billion of additional shares under the current stock repurchase program. The timing and amount of future purchases will be based on market and other conditions.

Payment of Dividends

During the three months ended April 4, 2009, the Company paid $114 million in cash dividends to holders of its common stock, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company’s common stock.

4. Long-Term Debt

During the three months ended April 4, 2009, the Company completed the open market purchase of $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest. Included in the $199 million of long-term debt repurchased were repurchases of a principal amount of: (i) $11 million of the $400 million outstanding of the 7.50% Debentures due 2025, (ii) $20 million of the $309 million outstanding of the 6.50% Debentures due 2025, (iii) $14 million of the $299 million outstanding of the 6.50% Debentures due 2028, and (iv) $154 million of the $600 million outstanding of the 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the condensed consolidated statements of operations.

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

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At April 4, 2009 and December 31, 2008, the Company had outstanding foreign exchange contracts totaling $2.4 billion and $2.6 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 4, 2009 and the corresponding positions as of December 31, 2008:

	Notional Amount
	April 4,	December 31,
Net Buy (Sell) by Currency	2009	2008

Chinese Renminbi	$(566)	$(481)
Euro	(488)	(445)
Brazilian Real	(407)	(356)
British Pound	255	122
Japanese Yen	128	542

Interest Rate Risk

At April 4, 2009, the Company’s short-term debt consisted primarily of $59 million of short-term variable rate foreign debt. At April 4, 2009, the Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its domestic liability management program, the Company historically entered into interest rate swaps (“Hedging Agreements”) to synthetically modify the characteristics of interest rate payments for certain of its outstanding long-term debt from fixed-rate payments to short-term variable rate payments. During the fourth quarter of 2008, the Company terminated all of its Hedging Agreements. The termination of the Hedging Agreements resulted in cash proceeds of approximately $158 million and a net gain of approximately $173 million, which was deferred and is being recognized as a reduction of interest expense over the remaining term of the associated debt.

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The weighted average fixed rate payments on these Interest Agreements was 5.04%. The fair value of the Interest Agreements at April 4, 2009 and December 31, 2008 were $(5) million and $(2) million, respectively.

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of April 4, 2009, the Company was exposed to an aggregate credit risk of $14 million with all counterparties.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” on January 1, 2009, which enhances the disclosure related to derivative instruments and hedging activities to improve the transparency of our financial reporting.

The following table summarizes the fair values and location in our condensed consolidated balance sheets of all derivatives held by the Company:

	Fair Values of Derivative Instruments
	Assets		Liabilities
		Balance		Balance
	Fair	Sheet	Fair	Sheet
April 4, 2009	Value	Location	Value	Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$10	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	34	Other assets	26	Other liabilities
Interest agreement contracts	1	Other assets	6	Other liabilities

Total derivatives not designated as hedging instruments	35		32

Total derivatives	$40		$42

The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations:

	Gain	Statement of
Three Months Ended April 4, 2009	(Loss)	Operations Location

Derivatives in fair value hedging relationships: Foreign exchange contracts	$—	Foreign currency gain (loss	)
Derivatives not designated as hedging instruments:
Interest rate contracts	(5)	Other income (expense	)
Foreign exchange contracts	(31)	Other income (expense	)

Total derivatives not designated as hedging instruments	$(36)

The following table summarizes the gains (losses) recognized in the condensed consolidated financial statements:

	Foreign
	Exchange
Three Months Ended April 4, 2009	Contracts	Location

Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive income (loss) (effective portion)	$(5)
Loss reclassified from Accumulated other comprehensive income (loss) into Net loss (effective portion)	(6)	Cost of sales/Sales
Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	—	Other income (expense	)

6. Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2008, the Company’s U.S operations had generated two consecutive years of pre-tax losses, which are attributable to the Mobile Devices segment. During 2007 and 2008, the Home and Networks Mobility and Enterprise Mobility Solution businesses (collectively referred to as the “Broadband Mobility Solutions businesses”) were profitable in the U.S. and worldwide. Because of the 2007 and 2008 losses at Mobile Devices and the near-term forecasts for the Mobile Devices business, the Company believes that the weight of negative historic evidence precludes it from considering any forecasted income from the Mobile Devices business in its analysis of the recoverability of deferred tax assets. However, based on the sustained profits of the Broadband Mobility Solutions businesses, the Company believes that the weight of positive historic evidence allows it to include forecasted income from the Broadband Mobility Solutions businesses in its analysis of the recoverability of its deferred tax assets. The Company also considered in its analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a partial valuation allowance should be recorded against the net deferred tax assets of our U.S operations. During fiscal 2008, the Company recorded a valuation allowance of $2.1 billion for foreign tax credits, general business credits, capital losses and state tax carry forwards that are more likely than not to expire. The Company also recorded valuation allowances of $126 million in 2008 relating to tax carryforwards and deferred tax assets of non-U.S. subsidiaries, including Brazil, China and Spain, that the Company believes are more likely than not to expire or go unused.

During the three months ended April 4, 2009, the Company recorded additional U.S. valuation allowances of approximately $150 million relating to deferred tax assets generated on the disposition of its subsidiary, Good Technologies, Inc. The net tax impact of the subsidiary disposition is included in discontinued operations. There were no other material changes to the Company’s valuation allowances during the quarter.

The Company had unrecognized tax benefits of $883 million and $914 million, at April 4, 2009 and December 31, 2008, respectively, of which approximately $420 million and $580 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances.

The Company has audits pending in several tax jurisdictions. Although the final resolution of the Company’s global tax disputes is uncertain, based on current information, in the opinion of the Company’s management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations. However, an unfavorable resolution of the Company’s global tax disputes could have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations in the periods in which the matters are ultimately resolved.

Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, exclusive of valuation allowance changes, are estimated to be in the range of $0 to $250 million, with cash payments not expected to exceed $50 million.

7. Retirement Benefits

Pension Benefit Plans

The net periodic pension costs for the Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”) and Non-U.S. plans were as follows:

	April 4, 2009			March 29, 2008
	Regular	Officers’	Non	Regular	Officers’	Non
Three Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$4	$—	$6	$26	$1	$13
Interest cost	85	2	16	81	2	32
Expected return on plan assets	(95)	—	(14)	(98)	(1)	(29)
Amortization of:
Unrecognized net loss	20	—	1	13	1	—
Unrecognized prior service cost	—	—	—	(8)	—	—
Settlement/curtailment loss	—	2	—	—	3	—

Net periodic pension cost	$14	$4	$9	$14	$6	$16

During the three months ended April 4, 2009, contributions of $60 million and $8 million were made to the Company’s Regular Pension and Non-U.S. plans, respectively.

The Company has amended its Regular Pension Plan, the Officers’ Plan and MSPP such that: (i) no participant shall accrue any benefits or additional benefits on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Service cost	$1	$3
Interest cost	7	6
Expected return on plan assets	(4)	(5)
Amortization of:
Unrecognized net loss	2	1
Unrecognized prior service cost	(1)	(1)

Net postretirement health care expense	$5	$4

The Company made no contributions to its postretirement healthcare fund during the three months ended April 4, 2009.

The Company maintains a number of endorsement split-dollar life insurance policies that were taken out on now-retired officers under a plan that was frozen prior to December 31, 2004. The Company had purchased the life insurance policies to insure the lives of employees and then entered into a separate agreement with the employees that split the policy benefits between the Company and the employee. Motorola owns the policies, controls all rights of ownership, and may terminate the insurance policies. To effect the split-dollar arrangement, Motorola endorsed a portion of the death benefits to the employee and upon the death of the employee, the employee’s beneficiary typically receives the designated portion of the death benefits directly from the insurance company and the Company receives the remainder of the death benefits. During the three months ended April 4, 2009, the Company recorded $1 million in expenses related to this plan.

8. Share-Based Compensation Plans

Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Share-based compensation expense included in:
Costs of sales	$9	$8
Selling, general and administrative expenses	41	47
Research and development expenditures	26	23

Share-based compensation expense included in Operating loss	76	78
Tax benefit	24	24

Share-based compensation expense, net of tax	$52	$54

Increase in Basic loss per share	$(0.02)	$(0.02)
Increase in Diluted loss per share	$(0.02)	$(0.02)

For the three months ended April 4, 2009, the Company granted 2.3 million RSUs and 7.8 million stock options. The total compensation expense related to the RSUs is $9 million. The total compensation expense related to stock options is $15 million, net of estimated forfeitures. The expense for RSUs will be recognized over a weighted average vesting period of three years. The expense for stock options will be recognized over a weighted average vesting period of two years.

9. Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Under FSP 157-2, the Company has applied the measurement criteria of SFAS 157 to the remaining assets and liabilities as of the first quarter of 2009. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of April 4, 2009.

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

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The levels of the Company’s financial assets and liabilities that are carried at fair value were as follows:

April 4, 2009	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government and agency obligations	$—	$993	$—	$993
Corporate bonds	—	1,545	101	1,646
Asset-backed securities	—	112	—	112
Mortgage-backed securities	—	85	8	93
Available-for-sale securities:
U.S. government and agency obligations	—	27	—	27
Corporate bonds	—	12	—	12
Asset-backed securities	—	1	—	1
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	118	—	—	118
Derivative assets	—	40	—	40
Liabilities:
Derivative liabilities	—	42	—	42

The following table summarizes the changes in fair value of our Level 3 assets:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Beginning balance	$134	$35
Transfers to Level 3	1	10
Purchases, issuances, settlements and payments received	(24)	—
Impairment losses recognized on the Sigma Fund investments included Other income (expense)	(1)	(4)
Temporary unrealized losses in the Sigma Fund investments included in Other income (expense)	(1)	—
Temporary unrealized losses in the Sigma Fund investments included in Accumulated other comprehensive income (loss)	—	(2)

Ending balance	$109	$39

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

At April 4, 2009, the Company has $847 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds have quoted market prices that are generally equivalent to par.

10. Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	April 4,	December 31,
	2009	2008

Long-term receivables	$205	$169
Less allowance for losses	(4)	(7)

	201	162
Less current portion	(147)	(110)

Non-current long-term receivables, net	$54	$52

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.

Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide long-term financing (defined as financing with terms greater than one year) in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $295 million and $370 million at April 4, 2009 and December 31, 2008, respectively. Of these amounts, $163 million and $266 million were supported by letters of credit or by bank commitments to purchase long-term receivables at April 4, 2009 and December 31, 2008, respectively. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $34 million and $43 million at April 4, 2009 and December 31, 2008, respectively (including $22 million and $23 million at April 4, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million and $6 million at April 4, 2009 and December 31, 2008, respectively (including $2 million and $4 million at April 4, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables).

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

In the aggregate, at April 4, 2009, these committed facilities provided for up to $383 million to be outstanding with the third parties at any time, as compared to up to $967 million at December 31, 2008. As of April 4, 2009, $231 million of the Company’s committed facilities were utilized, compared to $759 million utilized at December 31, 2008. Of the $383 million of committed facilities at April 4, 2009, there were no revolving facilities associated with the sale of accounts receivables and the $383 million were committed facilities associated with the sale of specific long-term financing transactions to a single customer (of which the $231 million were utilized at April 4, 2009). Of the $967 million of committed facilities at December 31, 2008, $532 million were revolving facilities associated with the sale of accounts receivables (of which $497 million were utilized at December 31, 2008) and $435 million were committed facilities associated with the sale of specific long-term financing transactions to a single customer (of which $262 million were utilized at December 31, 2008). In addition, before receivables can be sold under certain of the revolving committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

For many years, the Company has utilized a number of receivables programs to sell a broadly-diversified group of accounts receivables to third parties. Certain of the accounts receivables were sold to a multi-seller commercial paper conduit. This program provided for up to $400 million of accounts receivables to be outstanding with the conduit at any time. During the three months ended April 4, 2009, this $400 million committed facility expired and the Company is currently negotiating a replacement facility.

For the three months ended April 4, 2009, total accounts receivables and long-term receivables sold by the Company were $259 million, compared to $745 million and $1.1 billion during the three months ended March 29, 2008 and December 31, 2008, respectively (including $218 million, $695 million and $1.0 billion, respectively, of accounts receivables). As of April 4, 2009, there were $470 million of receivables outstanding under these programs for which the Company retained servicing obligations (including $95 million of accounts receivable), compared to $1.0 billion outstanding at December 31, 2008 (including $621 million of accounts receivable).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $22 million and $23 million at April 4, 2009 and December 31, 2008, respectively. Reserves of $4 million were recorded for potential losses at both April 4, 2009 and December 31, 2008.

11. Commitments and Contingencies

Legal

The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $174 million, of which the Company accrued $78 million at April 4, 2009 for potential claims under these provisions.

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

12. Segment Information

The Company reports financial results for the following operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems, including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the “network business”).

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”).

The following table summarizes the Net sales and Operating earnings (loss) by operating business segment:

			Operating Earnings
	Net Sales		(Loss)
	April 4,	March 29,	April 4,	March 29,
Three Months Ended	2009	2008	2009	2008

Mobile Devices	$1,801	$3,299	$(509)	$(418)
Home and Networks Mobility	1,991	2,383	115	153
Enterprise Mobility Solutions	1,599	1,806	156	250

	5,391	7,488	(238)	(15)
Other and Eliminations	(20)	(40)	(211)	(254)

	$5,371	$7,448

Operating loss			(449)	(269)
Total other income (expense)			15	12

Loss from continuing operations before income taxes			$(434)	$(257)

The Operating loss in Other and Eliminations consists of the following:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Amortization of intangible assets	$71	$83
Share-based compensation expense(1)	61	69
Corporate expenses(2)	54	73
Reorganization of business charges	25	9
Legal settlements	—	20

	$211	$254

(1)	Primarily comprised of: (i) compensation expense related to the Company’s employee stock options, stock appreciation rights and employee stock purchase plans, and (ii) compensation expenses related to the restricted stock and restricted stock units granted to the corporate employees.

(2)	Primarily comprised of: (i) general corporate-related expenses, (ii) various corporate programs, representing developmental businesses and research and development projects, which are not included in any reporting segment, and (iii) the Company’s wholly-owned finance subsidiary.

13. Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the condensed consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

2009 Charges

During the three months ended April 4, 2009, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all regions. During the three months ended April 4, 2009, the Company recorded net reorganization of business charges of $204 million, including $46 million of charges in Costs of sales and $158 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $204 million are charges of $204 million for employee separation costs, $4 million for exit costs and $17 million for fixed asset impairment charges, partially offset by $21 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Three Months Ended	April 4, 2009

Mobile Devices	$128
Home and Networks Mobility	21
Enterprise Mobility Solutions	30

179
Corporate	25

$204

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to April 4, 2009:

	Accruals at				Accruals at
	January 1,	Additional		Amount	April 4,
	2009	Charges	Adjustments(1)	Used	2009

Exit costs	$80	$4	$(5)	$(27)	$52
Employee separation costs	170	204	(20)	(148)	206

	$250	$208	$(25)	$(175)	$258

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The 2009 additional charges of $4 million are primarily related to the exit of leased facilities and contractual termination costs, both within the Mobile Devices segment. The adjustments of $5 million reflect: (i) $3 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments. The $27 million used in 2009 reflects cash payments. The remaining accrual of $52 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 4, 2009, represents future cash payments primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $204 million represent severance costs for approximately an additional 5,600 employees, of which 2,000 are direct employees and 3,600 are indirect employees.

The adjustments of $20 million reflect: (i) $18 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments.

During the three months ended April 4, 2009, approximately 5,100 employees, of which 2,100 were direct employees and 3,000 were indirect employees, were separated from the Company. The $148 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $206 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 4, 2009, is expected to be paid to approximately 2,500 separated employees in 2009.

2008 Charges

During the three months ended March 29, 2008 the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all regions. During the three months ended March 29, 2008, the Company recorded net reorganization of business charges of $109 million, including $35 million of charges in Costs of sales and $74 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $109 million are charges of $113 million for employee separation costs and $5 million for exit costs, partially offset by $9 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

Three Months Ended	March 29, 2008

Mobile Devices	$71
Home and Networks Mobility	20
Enterprise Mobility Solutions	9

100
Corporate	9

$109

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to March 29, 2008:

	Accruals at				Accruals at
	January 1,	Additional		Amount	March 29,
	2009	Charges	Adjustments(1)	Used	2008

Exit costs	$42	$5	$2	$(5)	$44
Employee separation costs	193	113	(1)	(74)	231

	$235	$118	$1	$(79)	$275

(1)	Includes translation adjustments.

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

During the three months ended March 29, 2008, approximately 1,500 employees, of which 800 were direct employees and 700 were indirect employees, were separated from the Company. The $74 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $231 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 29, 2008, is expected to be paid to approximately 3,800 separated employees in 2008. Since that time, $182 million has been paid to approximately 3,400 separated employees and $49 million was reversed.

14. Acquisitions-related Intangibles

Intangible Assets

Amortized intangible assets were comprised of the following:

	April 4, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets
Completed technology	$1,126	$673	$1,127	$633
Patents	292	139	292	125
Customer-related	277	116	277	104
Licensed technology	129	119	129	118
Other intangibles	150	129	150	126

	$1,974	$1,176	$1,975	$1,106

Amortization expense on intangible assets, which is included within Other and Eliminations, was $71 million and $83 million for the three months ended April 4, 2009 and March 29, 2008, respectively. As of April 4, 2009, annual amortization expense is estimated to be $278 million for 2009, $256 million in 2010, $242 million in 2011, $50 million in 2012 and $29 million in 2013.

Amortized intangible assets, excluding goodwill, by business segment:

	April 4, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
Segment	Amount	Amortization	Amount	Amortization

Mobile Devices	$44	$44	$45	$45
Home and Networks Mobility	722	537	722	522
Enterprise Mobility Solutions	1,208	595	1,208	539

	$1,974	$1,176	$1,975	$1,106

Goodwill

The following tables display a rollforward of the carrying amount of goodwill from January 1, 2009 to April 4, 2009, by business segment:

	January 1,			April 4,
Segment	2009	Adjustments(1)	Dispositions	2009

Home and Networks Mobility	$1,409	$(4)	$—	$1,405
Enterprise Mobility Solutions	1,428	—	(11)	1,417

	$2,837	$(4)	$(11)	$2,822

(1)	Includes translation adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the quarters ended April 4, 2009 and March 29, 2008, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2008.

Executive Overview

What businesses are we in?

Motorola reports financial results for the following operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In the first quarter of 2009, the segment’s net sales were $1.8 billion, representing 34% of the Company’s consolidated net sales.*

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems, including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the “network business”). In the first quarter of 2009, the segment’s net sales were $2.0 billion, representing 37% of the Company’s consolidated net sales.*

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In the first quarter of 2009, the segment’s net sales were $1.6 billion, representing 30% of the Company’s consolidated net sales.*

First-Quarter Summary

•	Net Sales were $5.4 Billion: Our net sales were $5.4 billion in the first quarter of 2009, down 28% compared to net sales of $7.4 billion in the first quarter of 2008. Compared to the year-ago quarter, net sales decreased 45% in the Mobile Devices segment, decreased 16% in the Home and Networks Mobility segment and decreased 11% in the Enterprise Mobility Solutions segment.

•	Operating Loss of $449 Million: We incurred an operating loss of $449 million in the first quarter of 2009, compared to an operating loss of $269 million in the first quarter of 2008. Operating margin was (8.4)% of net sales in the first quarter of 2009, compared to (3.6)% of net sales in the first quarter of 2008.

•	Loss From Continuing Operations of $291 Million, or $0.13 per Share: We incurred a net loss from continuing operations of $291 million, or $0.13 per diluted common share, in the first quarter of 2009, compared to a net loss from continuing operations of $194 million, or $0.09 per diluted common share, in the first quarter of 2008.

•	First-Quarter Global Handset Market Share Estimated at 6.0%, based on Handset Shipments of 14.7 Million Units: We estimate our share of the global handset market in the first quarter of 2009 was approximately 6.0%, a decrease of approximately 3 percentage points versus the first quarter of 2008. We shipped 14.7 million handsets in the first quarter of 2009, a 46% decrease compared to shipments of 27.4 million handsets in the first quarter of 2008.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Digital Entertainment Device Shipments were 4.3 Million: We shipped 4.3 million digital entertainment devices in the first quarter of 2009, an increase of 2% compared to shipments of 4.2 million devices in the first quarter of 2008.

•	Operating Cash Usage of $1.0 Billion: We used $1.0 billion of net cash for operating activities in the first quarter of 2009, compared to using $343 million of net cash for operating activities in the first quarter of 2008. The increase in net cash used for operating activities was primarily driven by: (i) a reduction in the volume of accounts receivable sold to third parties, and (ii) an increase in payments for employee severance and exit costs related to the Company’s reorganization of business plans.

Net sales for each of our business segments were as follows:

•	In Mobile Devices: Net sales were $1.8 billion in the first quarter of 2009, a decrease of 45% compared to net sales of $3.3 billion in the first quarter of 2008. The decrease in net sales was primarily driven by a 46% decrease in unit shipments, partially offset by a 2% increase in average selling price (“ASP”). On a geographic basis, net sales decreased substantially in all regions. On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies, partially offset by an increase in sales of iDEN technologies.

•	In Home and Networks Mobility: Net sales were $2.0 billion in the first quarter of 2009, a decrease of 16% compared to net sales of $2.4 billion in the first quarter of 2008. On a geographic basis, net sales decreased in North America, the Europe, Middle East and Africa region and Latin America and increased in Asia. The decrease in net sales reflects a 21% decrease in net sales in the networks business and a 12% decrease in net sales in the home business.

•	In Enterprise Mobility Solutions: Net sales were $1.6 billion in the first quarter of 2009, a decrease of 11% compared to net sales of $1.8 billion in the first quarter of 2008. On a geographic basis, net sales decreased in all regions. The decrease in net sales was driven by a double-digit percentage decline in net sales to the commercial enterprise market and a single-digit percentage decline in net sales to the government and public safety market.

Looking Forward

Adverse economic conditions around the world have impacted many customers and consumers and resulted in slowing demand for many of our businesses. However, the longer-term, fundamental trend regarding the dissolution of boundaries between the home, work and mobility continues to evolve. We believe our focus on designing and delivering differentiated wired and wireless communications products, unique experiences and powerful networks, as well as complementary support services, will enable consumers to have a broader choice of when, where and how they connect to people, information and entertainment. While many markets we serve will have little to no growth, or even contraction, in 2009, there still remain large numbers of businesses and consumers around the world who have yet to experience the benefits of converged wireless communications, mobility and the Internet. As economies, financial markets and business conditions improve, this will present new opportunities to extend our brand, to market our products and services, and to pursue profitable growth.

In our Mobile Devices business, we expect the overall global handset market to remain intensely competitive with lower total demand in 2009, due to the continued adverse economic environment around the world. Our strategy is focused on simplifying product platforms, enhancing our product portfolio in the mid- and high-tier, reducing our cost structure and strengthening our position in priority markets. We expect our transition to a more competitive portfolio will show progress by the fourth quarter of 2009 and continue in 2010. Priority markets will include North America, Latin America and parts of Asia, including China. We have also increased our focus on our accessories portfolio to deliver complete mobile experiences and to complement our handset features and functionalities. We have implemented cost-reduction initiatives to ensure that we have a more competitive cost structure. These actions will accelerate our speed to market with new products, allow us to offer richer consumer experiences and improve our financial performance.

In our Home and Networks Mobility business, we are focused on delivering personalized media experiences to consumers at home and on-the-go and enabling service providers to operate their networks more efficiently and profitably. We will build on our market leading position in digital entertainment devices and video delivery systems to capitalize on demand for high definition TV, personalized video services, broadband connectivity and higher speed. Due to economic conditions, demand is slowing in 2009 in the home business’ addressable market, particularly in the U.S. In next-generation wireless technologies, we support a global footprint of WiMAX customers and expect an increase in WiMAX sales in 2009. We expect the overall 2G and 3G wireless infrastructure market to decline in 2009 compared to 2008 and

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to remain highly competitive. The Home and Networks Mobility business will continue to optimize its cost structure and will continue to make investments in next-generation technologies commensurate with opportunities for profitable growth.

In our Enterprise Mobility Solutions business, we have market leading positions in both mission-critical and business critical communications solutions. We continue to develop next-generation products and solutions for our government and enterprise customers. We believe that our government and public safety customers will continue to place a high priority on mission-critical communications and homeland security solutions. Our focus for our enterprise customers is to meet their needs for two-way communication, converged communications and solutions, which increase worker mobility and productivity, as well as enhance end user experiences. Both our government and enterprise customers are facing uncertainty and volatility as a result of the ongoing global economic challenges, which will likely lead to lower capital spending in the enterprise markets. In the government market, while we are currently experiencing solid demand, budget constraints could impact the timing and volume of purchases by these customers. We believe that our comprehensive portfolio of products and services and market leadership make our Enterprise Mobility Solutions business well positioned to meet these challenges.

In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Package”) became law. The Stimulus Package implements nearly $800 billion of spending and investment by the U.S. Federal government, including spending in areas of infrastructure and technology, which may benefit our customers and, consequently, Motorola. Similarly, the European Union Member States have agreed to a recovery package, which is now being considered by the European Parliament, of €5 billion for energy, broadband deployment and rural development projects that may provide opportunities for equipment sales into the European market. This is in addition to individual Member States’ recovery packages. We will continue to monitor these activities and partner with our customers to drive these opportunities.

The Company is implementing a number of global actions to reduce its cost structure. These actions are primarily focused on our Mobile Devices business, but also include the other businesses and corporate functions. These actions are expected to result in a significant reduction in the Company’s cost structure in 2009. To ensure alignment with changing market conditions, the Company will continually review its cost structure as it aggressively manages costs throughout 2009 while maintaining investments in innovation and future growth opportunities.

The Company has previously announced that it is pursuing the creation of two independent, publicly traded companies. The Company continues to progress on various elements of its separation plan. Management and the Board of Directors remain committed to separation in as expeditious a manner as possible and continue to believe this is the best path for the Company to maximize value for all of our shareholders.

The Company remains very focused on the strength of its balance sheet and its overall liquidity position. In 2009, operating cash flow improvement, working capital management and preservation of total cash will continue to be major focuses for the Company. We will continue to direct our available funds, including the Sigma Fund investments, primarily into cash or very highly-rated, short-term securities. In addition, the Company expects to continue to repatriate funds from international jurisdictions to the U.S. with little or no cash tax cost in 2009. The Company believes it has more than sufficient liquidity to operate its business.

We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors into markets we serve, and frequent consolidations among our customers and competitors, among other matters, can introduce volatility into our businesses. We face a very challenging global economic environment with reduced visibility and slowing demand. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products and services that will advance the way the world connects by simplifying and personalizing communications and enhancing mobility.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended
	April 4,	% of	March 29,	% of
(Dollars in millions, except per share amounts)	2009	Sales	2008	Sales

Net sales	$5,371		$7,448
Costs of sales	3,875	72.1%	5,303	71.2%

Gross margin	1,496	27.9%	2,145	28.8%

Selling, general and administrative expenses	869	16.2%	1,183	15.9%
Research and development expenditures	847	15.8%	1,054	14.2%
Other charges	229	4.3%	177	2.3%

Operating loss	(449)	(8.4)%	(269)	(3.6)%

Other income (expense):
Interest expense, net	(35)	(0.6)%	(2)	(0.0)%
Gains (loss) on sales of investments and businesses, net	(20)	(0.4)%	19	0.2%
Other	70	1.3%	(5)	(0.1)%

Total other income (expense)	15	0.3%	12	0.1%

Loss from continuing operations before income taxes	(434)	(8.1)%	(257)	(3.5)%
Income tax benefit	(146)	(2.7)%	(67)	(0.9)%

	(288)	(5.4)%	(190)	(2.6)%
Less: Earnings attributable to the noncontrolling interests	3	0.0%	4	0.0%

Loss from continuing operations*	(291)	(5.4)%	(194)	(2.6)%
Earnings from discontinued operations, net of tax	60	1.1%	—	—%

Net loss	$(231)	(4.3)%	$(194)	(2.6)%

Earnings (loss) per diluted common share:
Continuing operations	$(0.13)		$(0.09)
Discontinued operations	0.03		—

	$(0.10)		$(0.09)

*	Amounts attributable to Motorola, Inc. common shareholders.

Results of Operations—Three months ended April 4, 2009 compared to three months ended March 29, 2008

Net Sales

Net sales were $5.4 billion in the first quarter of 2009, down 28% compared to net sales of $7.4 billion in the first quarter of 2008. The decrease in net sales reflects: (i) a $1.5 billion, or 45%, decrease in net sales in the Mobile Devices segment, (ii) a $392 million, or 16%, decrease in net sales in the Home and Networks Mobility segment, and (iii) a $207 million, or 11%, decrease in net sales in the Enterprise Mobility Solutions segment. The 45% decrease in net sales in the Mobile Devices segment was primarily driven by a 46% decrease in unit shipments. The 16% decrease in net sales in the Home and Networks Mobility segment reflects a 21% decrease in net sales in the networks business and a 12% decrease in net sales in the home business. The 11% decrease in the Enterprise Mobility Solutions segment net sales was driven by a double-digit percentage decline in net sales to the commercial enterprise market and a single-digit percentage decline in net sales to the government and public safety market.

Gross Margin

Gross margin was $1.5 billion, or 27.9% of net sales, in the first quarter of 2009, compared to $2.1 billion, or 28.8% of net sales, in the first quarter of 2008. The decrease in gross margin reflects lower gross margin in all segments. The decrease in gross margin in the Mobile Devices segment was primarily driven by the 45% decrease in net sales. The decrease in gross margin in the Enterprise Mobility Solutions segment was primarily driven by: (i) the 11% decrease in net sales, and (ii) an unfavorable product mix. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to a 16% decrease in net sales, partially offset by a favorable product mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in gross margin as a percentage of net sales in the first quarter of 2009 compared to the first quarter of 2008 was primarily driven by a decrease in gross margin percentage in the Mobile Devices and Enterprise Mobility Solutions segments, partially offset by an increase in gross margin percentage in the Home and Networks Mobility segment. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 27% to $869 million, or 16.2% of net sales, in the first quarter of 2009, compared to $1.2 billion, or 15.9% of net sales, in the first quarter of 2008. The decrease in SG&A expenses reflects lower SG&A expenses in all segments. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decreases in the Enterprise Mobility Solutions and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Enterprise Mobility Solutions and Home and Networks Mobility segments and decreased in the Mobile Devices segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 20% to $847 million, or 15.8% of net sales, in the first quarter of 2009, compared to $1.1 billion, or 14.2% of net sales, in the first quarter of 2008. The decrease in R&D expenditures reflects lower R&D expenditures in all segments. The decreases in all segments were primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net sales increased in all segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $229 million in Other charges in the first quarter of 2009, compared to net charges of $177 million in the first quarter of 2008. The charges in the first quarter of 2009 include: (i) $158 million of net reorganization of business charges included in Other charges, and (ii) $71 million of charges relating to the amortization of intangibles. The charges in the first quarter of 2008 included: (i) $83 million of charges relating to the amortization of intangibles, (ii) $74 million of net reorganization of business charges included in Other charges, and (iii) a $20 million charge related to a legal settlement. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $35 million in the first quarter of 2009, compared to net interest expense of $2 million in the first quarter of 2008. Net interest expense in the first quarter of 2009 includes interest expense of $62 million, partially offset by interest income of $27 million. Net interest expense in the first quarter of 2008 included interest expense of $78 million, partially offset by interest income of $76 million. The increase in net interest expense is primarily attributed to lower interest income due to the decrease in average cash, cash equivalents and the Sigma Fund balances in the first quarter of 2009 compared to the first quarter of 2008 and the significant decrease in short-term interest rates.

Gains (Loss) on Sales of Investments and Businesses

The loss on sales of investments and businesses was $20 million in the first quarter of 2009, compared to gains of $19 million in the first quarter of 2008. In the first quarter of 2009, the net loss primarily relates to a loss on the sale of a business. In the first quarter of 2008, the net gain primarily related to the sale of the Company’s shares in an equity investment.

Other

Net income classified as Other, as presented in Other income (expense), was $70 million in the first quarter of 2009, compared to net charges of $5 million in the first quarter of 2008. The net income in the first quarter of 2009 was primarily comprised of: (i) a $67 million gain related to the extinguishment of a portion of the Company’s outstanding

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

long-term debt, (ii) a $9 million decrease in the temporary net unrealized loss of the Sigma Fund investments, and (iii) $6 million of foreign currency gain, partially offset by: (i) $7 million of other-than-temporary investment impairment charges, and (ii) $1 million of impairment charges on the Sigma Fund investments. The net charges in the first quarter of 2008 were primarily comprised of: (i) $18 million of other-than-temporary investment impairment charges, and (ii) $4 million of impairment charges on the Sigma Fund investments, partially offset by $24 million of gains relating to several interest rate swaps not designated as hedges.

Effective Tax Rate

The Company recorded $146 million of net tax benefits in the first quarter of 2009, compared to $67 million of net tax benefits in the first quarter of 2008. During the first quarter of 2009, the Company’s net tax benefit was favorably impacted by tax benefits on reorganization of business charges, fixed asset impairments and exit costs and unfavorably impacted by a gain on debt repurchase. The Company’s effective tax rate, excluding these items, was 34%.

During the first quarter of 2008, the Company’s net tax benefit was favorably impacted by tax benefits on reorganization of business charges and legal settlements and unfavorably impacted by a tax charge on derivative gains. The Company’s ongoing effective tax rate, excluding these items, was 35%.

Loss from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $434 million in the first quarter of 2009, compared with a net loss from continuing operations before income taxes of $257 million in the first quarter of 2008. After taxes, and excluding Earnings attributable to the noncontrolling interests, the Company incurred a net loss from continuing operations of $291 million, or $0.13 per diluted share, in the first quarter of 2009, compared to a net loss from continuing operations of $194 million, or $0.09 per diluted share, in the first quarter of 2008.

Earnings from Discontinued Operations

During the first quarter of 2009, the Company completed the sale of: (i) Good Technology, and (ii) the biometrics business unit, which includes its Printrak trademark. The Company had earnings from discontinued operations before income taxes of $162 million in the first quarter of 2009, primarily comprised of $175 million of net gains from the sale of businesses. After taxes, the Company had earnings from discontinued operations of $60 million, or $0.03 per diluted share, in the first quarter of 2009. For all other applicable prior periods, the operating results of these businesses have not been reclassified as discontinued operations, since the results are not material to the Company’s condensed consolidated financial statements.

Reorganization of Businesses

The Company maintains a formal Involuntary Severance Plan (the “Severance Plan”), which permits the Company to offer eligible employees severance benefits based on years of service and employment grade level in the event that employment is involuntarily terminated as a result of a reduction-in-force or restructuring. The Company recognizes termination benefits based on formulas per the Severance Plan at the point in time that future settlement is probable and can be reasonably estimated based on estimates prepared at the time a restructuring plan is approved by management. Exit costs consist of future minimum lease payments on vacated facilities and other contractual terminations. At each reporting date, the Company evaluates its accruals for employee separation and exit costs to ensure the accruals are still appropriate. In certain circumstances, accruals are no longer needed because of efficiencies in carrying out the plans or because employees previously identified for separation resigned from the Company and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. In these cases, the Company reverses accruals through the condensed consolidated statements of operations where the original charges were recorded when it is determined they are no longer needed.

The Company expects to realize cost-saving benefits of approximately $219 million during the remaining nine months of 2009 from the plans that were initiated during the first quarter of 2009, representing: (i) $44 million of savings in Costs of sales, (ii) $101 million of savings in R&D expenditures, and (iii) $74 million of savings in SG&A expenses. Beyond 2009, the Company expects the reorganization plans initiated during the first quarter of 2009 to provide annualized cost savings of approximately $313 million, representing: (i) $62 million of savings in Cost of sales, (ii) $144 million of savings in R&D expenditures, and (iii) $107 million of savings in SG&A expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2009 Charges

During the first quarter of 2009, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all regions. During the first quarter of 2009, the Company recorded net reorganization of business charges of $204 million, including $46 million of charges in Costs of sales and $158 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $204 million are charges of $204 million for employee separation costs, $4 million for exit costs and $17 million for fixed asset impairment charges, partially offset by $21 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

April 4,
Three Months Ended	2009

Mobile Devices	$128
Home and Networks Mobility	21
Enterprise Mobility Solutions	30

179
Corporate	25

$204

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to April 4, 2009:

	Accruals at				Accruals at
	January 1,	Additional		Amount	April 4,
	2009	Charges	Adjustments (1)	Used	2009

Exit costs	$80	$4	$(5)	$(27)	$52
Employee separation costs	170	204	(20)	(148)	206

	$250	$208	$(25)	$(175)	$258

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The 2009 additional charges of $4 million are primarily related to the exit of leased facilities and contractual termination costs, both within the Mobile Devices segment. The adjustments of $5 million reflect: (i) $3 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments. The $27 million used in 2009 reflects cash payments. The remaining accrual of $52 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at April 4, 2009, represents future cash payments primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $204 million represent severance costs for approximately an additional 5,600 employees, of which 2,000 are direct employees and 3,600 are indirect employees.

The adjustments of $20 million reflect: (i) $18 million of reversals of accruals no longer needed, and (ii) $2 million of translation adjustments.

During the first quarter of 2009, approximately 5,100 employees, of which 2,100 were direct employees and 3,000 were indirect employees, were separated from the Company. The $148 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $206 million, which is included in Accrued liabilities in the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company’s condensed consolidated balance sheets at April 4, 2009, is expected to be paid to approximately 2,500 separated employees in 2009.

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

$109

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2008 to March 29, 2008:

	Accruals at				Accruals at
	January 1,	Additional		Amount	March 29,
	2008	Charges	Adjustments(1)	Used	2008

Exit costs	$42	$5	$2	$(5)	$44
Employee separation costs	193	113	(1)	(74)	231

	$235	$118	$1	$(79)	$275

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The 2008 additional charges of $5 million were primarily related to contractual termination costs of a planned exit of outsourced design activities. The $5 million used in 2008 reflects cash payments. The remaining accrual of $44 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 29, 2008, represented future cash payments primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $113 million represented severance costs for approximately an additional 2,600 employees, of which 1,300 were direct employees and 1,300 were indirect employees.

The adjustments of $1 million reflected $9 million of reversals of accruals no longer needed, partially offset by $8 million of translation adjustments. The $9 million of reversals represented approximately 100 employees.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of 2008, approximately 1,500 employees, of which 800 were direct employees and 700 were indirect employees, were separated from the Company. The $74 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $231 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at March 29, 2008, was expected to be paid to approximately 3,800 separated employees in 2008. Since that time, $182 million has been paid to approximately 3,400 separated employees and $49 million was reversed.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At April 4, 2009, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $3.3 billion, an increase of $201 million compared to $3.1 billion at December 31, 2008. At April 4, 2009, $574 million of this amount was held in the U.S. and $2.7 billion was held by the Company or its subsidiaries in other countries. At April 4, 2009, restricted cash was $337 million (including $100 million held outside the U.S.), compared to $343 million (including $279 million held outside the U.S.) at December 31, 2008.

The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. The Company has approximately $2.6 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company’s condensed consolidated statements of operations, given the U.S. federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company’s non-U.S. subsidiaries could require the payment of additional foreign taxes. While the Company regularly repatriates funds and a significant portion of the funds currently offshore can be repatriated quickly with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

Operating Activities

In the first quarter of 2009, the cash used for operating activities was $1.0 billion, compared to $343 million of cash used for operating activities in first quarter of 2008. The primary contributors to the usage of cash in first quarter of 2009 included: (i) a $1.4 billion decrease in accounts payable and accrued liabilities, (ii) a loss from continuing operations (adjusted for non-cash items) of $262 million, and (iii) a $204 million increase in accounts receivable. These uses of cash were partially offset by: (i) a $582 million decrease in net inventory, and (ii) a $217 million decrease in other current assets.

Accounts Receivable:  The Company’s net accounts receivable were $3.7 billion at April 4, 2009, compared to $3.5 billion at December 31, 2008. The increase in net accounts receivable was significantly impacted by a reduction in the volume of accounts receivable sold, as further described below. The increase in net accounts receivable reflects an increase in accounts receivable in the Mobile Devices segment, and decreases in accounts receivable in the Enterprise Mobility Solutions and Home and Network Mobility segments. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

The Company’s levels of net accounts receivable can be impacted by the timing and amount of accounts receivable sold to third parties, which can vary by period and can be impacted by numerous factors. Although the Company continued to sell accounts receivable during the first quarter of 2009, the volume of accounts receivable sold was lower than in prior quarters. The lower volume was primarily driven by the Company’s lower net sales and the Company’s decision to reduce accounts receivable sales. In addition, the availability of committed facilities to sell such accounts receivable decreased due to global economic conditions and the related tightening in the credit markets. As further described under “Sales of Receivables”, during the first quarter of 2009, one of the Company’s committed receivables facilities expired and was not renewed.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inventory:  The Company’s net inventory was $2.1 billion at April 4, 2009, compared to $2.7 billion at December 31, 2008. The decrease in net inventory reflects a decrease in net inventory in all segments. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable:  The Company’s accounts payable were $2.3 billion at April 4, 2009, compared to $3.2 billion at December 31, 2008. The decrease in accounts payable reflects a decrease in accounts payable in all segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Reorganization of Businesses:  The Company has implemented reorganization of businesses plans. Cash payments for employee severance and exit costs in connection with a number of these plans were $175 million in first quarter of 2009, as compared to $79 million in first quarter of 2008. Of the $262 million reorganization of businesses accrual at April 4, 2009, $210 million relates to employee separation costs and is expected to be paid in 2009. The remaining $52 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Benefit Plan Contributions:  During the first quarter of 2009, the Company contributed $60 million and $8 million to its Regular Pension and non-U.S. plans, respectively. The Company expects to make cash contributions of approximately $180 million to its Regular Pension Plan during 2009. The Company has amended its Regular Pension Plan, the Officers’ Plan and MSPP such that: (i) no participant shall accrue any benefits or additional benefits on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit. During 2009, the Company expects to make cash contributions of approximately $50 million to its non-U.S. pension plans and no cash contributions to its retiree health care plan.

Investing Activities

The most significant components of the Company’s investing activities in first quarter of 2009 included: (i) net proceeds from sales of the Sigma Fund investments, (ii) proceeds from the sales of short-term investments, (iii) proceeds from sales of investments and businesses, (iv) capital expenditures, and (v) strategic acquisitions of, or investments in, other companies.

Net cash provided by investing activities was $1.6 billion in the first quarter of 2009, compared to net cash provided of $553 million in first quarter of 2008. The $1.0 billion increase in cash provided by investing activities in the first quarter of 2009 as compared to the first quarter of 2008 was primarily due to: (i) a $688 million increase in cash received from net sales of the Sigma Fund investments, (ii) a $125 million decrease in cash used for acquisitions and investments, (iii) a $117 million increase in proceeds from sales of investments and businesses, (iv) a $59 million increase in proceeds from sales of short-term investments, and (v) a $40 million decrease in cash used for capital expenditures.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that is designed to provide investment returns similar to a money market fund. The Company received $1.3 billion in net proceeds from sales of the Sigma Fund investments in the first quarter of 2009, compared to $631 million in net proceeds from sales of the Sigma Fund investments in the first quarter of 2008. The Sigma Fund aggregate balances were $2.8 billion at April 4, 2009 (including $1.9 billion held by the Company’s subsidiaries outside the U.S.), compared to $4.2 billion at December 31, 2008 (including $2.4 billion held by the Company or its subsidiaries outside the U.S.). While the Company regularly repatriates funds and a significant portion of the Sigma Fund investments currently offshore can be repatriated quickly and with minimal adverse financial impact, repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. The Company continues to analyze and review various repatriation strategies to allow for the efficient repatriation of non-U.S. funds, including the Sigma Fund investments.

The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor’s or A2/P-1 by Moody’s Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund’s investment policies, except for debt obligations of the U.S. treasury and U.S. agencies, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund’s investment

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average interest rate reset of the portfolio (excluding cash and impaired securities) was 32 days and 38 days at April 4, 2009 and December 31, 2008, respectively.

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

At April 4, 2009 and December 31, 2008, $2.6 billion and $3.7 billion, respectively, of the Sigma Fund investments were classified as current in the Company’s condensed consolidated balance sheets. The weighted average maturity of the Sigma Fund investments classified as current was 4 months (excluding impaired securities) at April 4, 2009, compared to 5 months (excluding cash of $1.1 billion and impaired securities) at December 31, 2008.

The fair market value of investments in the Sigma Fund was $2.8 billion and $4.2 billion at April 4, 2009 and December 31, 2008, respectively. The temporary net unrealized loss in the Sigma Fund was $93 million as of April 4, 2009 and $101 million as of December 31, 2008. The $8 million decrease in the temporary net unrealized loss of the investments of the Sigma Fund during the first quarter of 2009 was recognized in Other income (expense) in the condensed consolidated statements of operations. As discussed below, the $42 million increase in the temporary net unrealized losses of the investments of the Sigma Fund during the first quarter of 2008 was recorded in the condensed consolidated statement of stockholders’ equity.

If it becomes probable the Company will not collect amounts it is owed on securities according to their contractual terms, the Company considers the security to be impaired and adjusts the cost basis of the security accordingly. For the three months ended April 4, 2009 and March 29, 2008, impairment charges in the Sigma Fund were $1 million and $4 million, respectively.

Securities with a significant temporary unrealized loss and a maturity greater than 12 months and impaired securities have been classified as non-current in the Company’s condensed consolidated balance sheets. At April 4, 2009 and December 31, 2008, $257 million and $466 million, respectively, of the Sigma Fund investments were classified as non-current. The weighted average maturity of the Sigma Fund investments classified as non-current (excluding impaired securities) was 15 and 16 months, respectively.

During the fourth quarter of 2008, the Company changed its accounting for changes in the temporary net unrealized losses of investments in the Sigma Fund. Prior to the fourth quarter of 2008, the Company recorded changes to the temporary net unrealized losses of investments in the Sigma Fund in the condensed consolidated statement of stockholders’ equity. However, during the fourth quarter of 2008, the Company determined that changes to the temporary net unrealized losses of investments in the Sigma Fund should be recorded in the condensed consolidated statements of operations. In its stand-alone financial statements, the Sigma Fund uses “investment company” accounting practices and records all changes in the value of the underlying investments in earnings, whether such changes are considered temporary or permanent declines in value. The Company determined that the underlying accounting practices of the Sigma Fund in its stand-alone financial statements should be retained in the Company’s financial statements. Accordingly, the Company recorded the cumulative temporary net unrealized loss of $101 million in its consolidated statements of operations during the fourth quarter of 2008. The Company determined that amounts that arose in periods prior to fourth quarter of 2008 were not material to the consolidated results of operations in those periods.

Strategic Acquisitions and Investments:  The Company used net cash for acquisitions and new investment activities of $15 million in first quarter of 2009, compared to net cash used of $140 million in first quarter of 2008. The cash used in the first quarter of 2009 was comprised of small strategic investments across the Company. During the first quarter of 2008, the Company: (i) acquired a controlling interest in Vertex Standard Co. Ltd. (part of the Enterprise Mobility Solutions segment), (ii) acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD. and Hangzhou Image Silicon, known collectively as Dahua Digital (part of the Home and Networks Mobility segment), and (iii) completed the acquisition of Soundbuzz Pte. Ltd. (part of the Mobile Devices segment).

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures:  Capital expenditures were $71 million in first quarter of 2009, compared to $111 million in the first quarter of 2008. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $137 million in net proceeds from the sales of investments and businesses in the first quarter of 2009, compared to proceeds of $20 million in the first quarter of 2008. The $137 million in proceeds in the first quarter of 2009 was primarily related to the sale of the biometrics business. The $20 million in proceeds in the first quarter of 2008 were primarily comprised of net proceeds received in connection with the sale of an equity investment.

Short-Term Investments:  At April 4, 2009, the Company had $19 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $225 million of short-term investments at December 31, 2008.

Investments:  In addition to available cash and cash equivalents, the Sigma Fund balances (current and non-current) and short-term investments, the Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At April 4, 2009, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $118 million, which represented a cost basis of $103 million and a net unrealized gain of $15 million. At December 31, 2008, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $117 million, which represented a cost basis of $114 million and a net unrealized gain of $3 million.

Financing Activities

The most significant components of the Company’s financing activities were: (i) payment of dividends, (ii) repayment and repurchase of debt, and (iii) issuance of common stock.

Net cash used for financing activities was $218 million in the first quarter of 2009, compared to $415 million used in the first quarter of 2008. Cash used for financing activities in the first quarter of 2009 was primarily: (i) $129 million of cash used for the repurchase of debt, (ii) $114 million of cash used to pay dividends, and (iii) $31 million of net cash used for the repayment of short-term borrowings, partially offset by $56 million of net cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

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

Commercial Paper and Other Short-Term Debt:  At April 4, 2009, the Company’s outstanding notes payable and current portion of long-term debt was $63 million, compared to $92 million at December 31, 2008. Net cash used for the repayment of short-term borrowings was $31 million in the first quarter of 2009, compared to repayment of $54 million of short-term borrowings in the first quarter of 2008. At April 4, 2009 and December 31, 2008, the Company had no commercial paper outstanding.

Long-term Debt:  At April 4, 2009, the Company had outstanding long-term debt of $3.9 billion, compared to $4.1 billion at December 31, 2008. Although we believe that we will be able to maintain sufficient access to the capital markets, the current volatility and reduced liquidity in the financial markets may result in periods of time when access to the capital markets is limited for all issuers or issuers with credit ratings similar to the Company’s.

During the first quarter of 2009, the Company completed the open market purchase of $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest. Included in the $199 million of long-term debt repurchased were repurchases of a principal amount of: (i) $11 million of the $400 million outstanding of the 7.50% Debentures due 2025, (ii) $20 million of the $309 million outstanding of the 6.50% Debentures due 2025, (iii) $14 million of the $299 million outstanding of the 6.50% Debentures due 2028, and (iv) $154 million of the $600 million outstanding of the 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the condensed consolidated statements of operations.

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

Share Repurchase Program:  During the first quarter of 2009, the Company did not repurchase any of its common shares. During the first quarter of 2008, the Company paid an aggregate of $138 million, including transaction costs, to repurchase 9.0 million shares at an average price of $15.32.

Through actions taken in July 2006 and March 2007, the Board of Directors authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending on June 30, 2009. The timing and amount of future repurchases will be based on market and other conditions. As of April 4, 2009, the Company remained authorized to purchase an aggregate amount of up to $3.6 billion of additional shares under the current stock repurchase program. The Company has not repurchased any shares since the first quarter of 2008. All repurchased shares have been retired.

Payment of Dividends:  During the first quarter of 2009, the Company paid $114 million in cash dividends to holders of its common stock, related to the payment of a dividend declared in November 2008. In February 2009 the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company’s common stock. Currently, the Company does not expect to pay any additional cash dividends during the remainder of 2009.

Credit Ratings:  Three independent credit rating agencies, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”), assign ratings to the Company’s short-term and long-term debt. The following chart reflects the current ratings assigned to the Company’s senior unsecured non-credit enhanced long-term debt and the Company’s commercial paper by each of these agencies.

Name of	Long-Term	Commercial
Rating Agency	Debt Rating	Paper Rating	Date and Recent Actions Taken

Fitch	BBB-	F-3	February 3, 2009, downgraded long-term debt to BBB- (negative outlook) from BBB (negative outlook) and downgraded short-term debt to F-3 (negative outlook) from F-2 (negative outlook).

Moody’s	Baa3	P-3	February 3, 2009, downgraded long-term debt to Baa3 (negative outlook) from Baa2 (review for downgrade) and downgraded short-term debt to P-3 (negative outlook) from P-2 (review for downgrade).

S&P	BB+	—	December 5, 2008, downgraded long-term debt to BB+ (stable outlook) from BBB (credit watch negative) and withdrew the rating on commercial paper from A-2 (credit watch negative).

Since the Company has investment grade ratings from Fitch and Moody’s and a non-investment grade rating from S&P, it is referred to as a “split rated credit”.

Credit Facilities

The Company maintains a $2.0 billion five-year domestic syndicated revolving credit facility that matures in December 2011 (as amended, the “5-Year Credit Facility”), which is not utilized. In order to borrow funds under the 5-Year Credit Facility, the Company must be in compliance with various representations, conditions and covenants contained in the agreement, including a financial covenant relating to the ratio of total debt to adjusted EBITDA (the “Financial Covenant”). The Company was in compliance with the terms of the 5-Year Credit Facility at April 4, 2009. If the Company borrows under the 5-Year Credit Facility, it is required to remain in compliance with the terms of the agreement. Therefore, the amount of incremental liquidity available from borrowing under the 5-Year Credit Facility is contingent on the Company maintaining compliance with the Financial Covenant at the end of each quarter.

Events over the past several months, including failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. The Company also has access to uncommitted

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

non-U.S. credit facilities (“uncommitted facilities”), but in light of the state of the financial services industry and the Company’s current financial condition, the Company does not believe it is prudent to assume the same level of funding will be available under these facilities going forward as has been available historically.

Long-term Customer Financing Commitments

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment continue to request that suppliers provide long-term financing (defined as financing with terms greater than one year) in connection with equipment purchases. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $295 million and $370 million at April 4, 2009 and December 31, 2008, respectively. Of these amounts, $163 million and $266 million were supported by letters of credit or by bank commitments to purchase long-term receivables at April 4, 2009 and December 31, 2008, respectively. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases and these types of requests have increased in volume and scope.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $34 million and $43 million at April 4, 2009 and December 31, 2008, respectively (including $22 million and $23 million at April 4, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $4 million and $6 million at April 4, 2009 and December 31, 2008, respectively (including $2 million and $4 million at April 4, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables).

Outstanding Long-Term Receivables:  The Company had net long-term receivables of $201 million, (net of allowances for losses of $4 million) at April 4, 2009, compared to net long-term receivables of $162 million (net of allowances for losses of $7 million) at December 31, 2008. These long-term receivables are generally interest bearing, with interest rates ranging from 3% to 14%. During the first quarters of both 2009 and 2008, interest income recognized on long-term receivables was $1 million.

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

In the aggregate, at April 4, 2009, these committed facilities provided for up to $383 million to be outstanding with the third parties at any time, as compared to up to $967 million at December 31, 2008. As of April 4, 2009, $231 million of the Company’s committed facilities were utilized, compared to $759 million utilized at December 31, 2008. Of the $383 million of committed facilities at April 4, 2009, there were no revolving facilities associated with the sale of accounts receivables and the $383 million were committed facilities associated with the sale of specific long-term financing transactions to a single customer (of which the $231 million were utilized at April 4, 2009). Of the $967 million of committed facilities at December 31, 2008, $532 million were revolving facilities associated with the sale of accounts receivables (of which $497 million were utilized at December 31, 2008) and $435 million were committed facilities associated with the sale of specific long-term financing transactions to a single customer (of which $262 million were utilized at December 31, 2008). In addition, before receivables can be sold under certain of the revolving committed facilities, they may need to meet contractual requirements, such as credit quality or insurability.

For many years, the Company has utilized a number of receivables programs to sell a broadly-diversified group of accounts receivables to third parties. Certain of the accounts receivables were sold to a multi-seller commercial paper conduit. This program provided for up to $400 million of accounts receivables to be outstanding with the conduit at any

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

time. During the first quarter of 2009, this $400 million committed facility expired and the Company is currently negotiating a replacement facility. The Company is also negotiating an additional committed revolving receivable sales facility for European receivables, with the intent that the combined capacity of the two new facilities will be greater than the $400 million committed facility that expired. However, it is not certain when or if the Company will be successful in securing such facilities.

During the first quarter of 2009, total accounts receivables and long-term receivables sold by the Company were $259 million, compared to $745 million and $1.1 billion during the first and fourth quarters of 2008, respectively (including $218 million, $695 million and $1.0 billion, respectively, of accounts receivables). As of April 4, 2009, there were $470 million of receivables outstanding under these programs for which the Company retained servicing obligations (including $95 million of accounts receivable), compared to $1.0 billion outstanding at December 31, 2008 (including $621 million of accounts receivable).

Under certain receivables programs, the value of the receivables sold is covered by credit insurance obtained from independent insurance companies, less deductibles or self-insurance requirements under the policies (with the Company retaining credit exposure for the remaining portion). The Company’s total credit exposure to outstanding short-term receivables that have been sold was $22 million and $23 million at April 4, 2009 and December 31, 2008, respectively. Reserves of $4 million were recorded for potential losses at both April 4, 2009 and December 31, 2008.

Other Contingencies

Potential Contractual Damage Claims in Excess of Underlying Contract Value: In certain circumstances, our businesses may enter into contracts with customers pursuant to which the damages that could be claimed by the other party for failed performance might exceed the revenue the Company receives from the contract. Contracts with these types of uncapped damage provisions are fairly rare, but individual contracts could still represent meaningful risk. There is a possibility that a damage claim by a counterparty to one of these contracts could result in expenses to the Company that are far in excess of the revenue received from the counterparty in connection with the contract.

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

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three months ended April 4, 2009 and March 29, 2008 as detailed in Note 12, “Segment Information,” of the Company’s condensed consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mobile Devices Segment

	Three Months Ended
	April 4,	March 29,
(Dollars in millions)	2009	2008	% Change

Segment net sales	$1,801	$3,299	(45)%
Operating loss	(509)	(418)	22%

For the first quarter of 2009, the segment’s net sales represented 34% of the Company’s consolidated net sales, compared to 44% in the first quarter of 2008.

Three months ended April 4, 2009 compared to three months ended March 29, 2008

In the first quarter of 2009, the segment’s net sales were $1.8 billion, a decrease of 45% compared to net sales of $3.3 billion in the first quarter of 2008. The 45% decrease in net sales was primarily driven by a 46% decrease in unit shipments, partially offset by a 2% increase in average selling price (“ASP”). The segment’s net sales were negatively impacted by the segment’s limited product offerings in critical market segments, particularly 3G products, including smartphones, and the segment’s decision to deemphasize very low-tier products. In addition, the segment’s net sales were impacted by the global economic downturn, which resulted in slowing end-user demand. On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies, partially offset by an increase in net sales for iDEN technologies. On a geographic basis, net sales decreased substantially in all regions.

The segment incurred an operating loss of $509 million in the first quarter of 2009, compared to an operating loss of $418 million in the first quarter of 2008. The increase in the operating loss was primarily due to the decrease in gross margin, driven by: (i) a 45% decrease in net sales, and (ii) an unfavorable change in product mix. Also contributing to the operating loss was an increase in reorganization of business charges, relating primarily to higher employee severance costs. These factors were partially offset by decreases in: (i) selling, general and administrative (“SG&A”) expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, and (ii) research and development (“R&D”) expenditures, reflecting savings from cost-reduction initiatives. The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required and, even in these difficult times, the segment will continue to make the appropriate investments to develop a differentiated product portfolio and fuel long-term growth. As a percentage of net sales in the first quarter of 2009 as compared to the first quarter of 2008, R&D expenditures increased and SG&A expenses and gross margin decreased.

Unit shipments in the first quarter of 2009 were 14.7 million units, a 46% decrease compared to shipments of 27.4 million units in the first quarter of 2008 and a 23% decrease compared to shipments of 19.2 million units in the fourth quarter of 2008. Contributing to the segment’s decrease in shipments was a double-digit percentage decline in total industry shipments as compared to the first quarter of 2008. The segment estimates its worldwide market share to be approximately 6.0% in the first quarter of 2009, a decrease of approximately 3 percentage points versus the first quarter of 2008.

In the first quarter of 2009, ASP was up compared to the first quarter of 2008 and flat compared to the fourth quarter of 2008. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

As the segment’s revenue transactions are largely denominated in local currencies, the segments impacted by the weakening in the value of these local currencies against the U.S. dollar. A number of our more significant international markets, particularly in Latin America, were impacted by this trend in late 2008 and in the first quarter of 2009. The Company is unable to predict future volatility in the currency markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Home and Networks Mobility Segment

	Three Months Ended
	April 4,	March 29,
(Dollars in millions)	2009	2008	% Change

Segment net sales	$1,991	$2,383	(16)%
Operating earnings	115	153	(25)%

For the first quarter of 2009, the segment’s net sales represented 37% of the Company’s consolidated net sales, compared to 32% for the first quarter of 2008.

Three months ended April 4, 2009 compared to three months ended March 29, 2008

In the first quarter of 2009, the segment’s net sales decreased 16% to $2.0 billion, compared to $2.4 billion in the first quarter of 2008. The 16% decrease in net sales primarily reflects a 21% decrease in net sales in the networks business and a 12% decrease in net sales in the home business. The 21% decrease in net sales in the networks business was primarily driven by lower net sales of GSM infrastructure equipment. The 12% decrease in net sales in the home business was primarily driven by an 8% decrease in net sales of digital entertainment devices, reflecting a lower ASP due to product mix shift, partially offset by a 2% increase in shipments of digital entertainment devices to 4.3 million.

On a geographic basis, the 16% decrease in net sales was primarily driven by lower net sales in North America, the Europe, Middle East and Africa region (“EMEA”) and Latin America, partially offset by higher net sales in Asia. The decrease in net sales in North America was primarily due to lower net sales in the home business and lower net sales of CDMA infrastructure equipment. The decrease in net sales in EMEA was primarily due to lower net sales of GSM infrastructure equipment, partially offset by higher net sales in the home business. The decrease in net sales in Latin America was primarily due to lower net sales in the home business. The increase in net sales in Asia was primarily driven by higher net sales of CDMA infrastructure equipment and higher net sales in the home business, partially offset by lower net sales of GSM infrastructure equipment. Net sales in North America accounted for approximately 50% of the segment’s total net sales in the first quarter of 2009, compared to approximately 51% of the segment’s total net sales in the first quarter of 2008.

The segment had operating earnings of $115 million in the first quarter of 2009, compared to operating earnings of $153 million in the first quarter of 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by the 16% decrease in net sales, partially offset by a favorable product mix. The decrease in gross margin was partially offset by decreases in both SG&A and R&D expenditures, reflecting savings from cost-reduction initiatives. As a percentage of net sales in the first quarter of 2009 as compared the first quarter of 2008, gross margin, SG&A expenses and R&D expenditures increased, while operating margin decreased.

Enterprise Mobility Solutions Segment

	Three Months Ended
	April 4,	March 29,
(Dollars in millions)	2009	2008	% Change

Segment net sales	$1,599	$1,806	(11%)
Operating earnings	156	250	(38%)

For the first quarter of 2009, the segment’s net sales represented 30% of the Company’s consolidated net sales, compared to 24% for the first quarter of 2008.

Three months ended April 4, 2009 compared to three months ended March 29, 2008

In the first quarter of 2009, the segment’s net sales decreased 11% to $1.6 billion, compared to $1.8 billion in the first quarter of 2008. The 11% decrease in net sales was driven by a double-digit percentage decline in net sales to the commercial enterprise market and a single-digit percentage decline in net sales to the government and public safety market. The decrease in net sales to the commercial enterprise market was primarily driven by lower net sales in North America and EMEA. The decrease in net sales to the government and public safety market was primarily driven by

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decreased net sales in EMEA and Latin America. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the first quarter of 2009, compared to approximately 55% in the first quarter of 2008.

The segment had operating earnings of $156 million in the first quarter of 2009, compared to operating earnings of $250 million in the first quarter of 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by: (i) the 11% decrease in net sales, and (ii) an unfavorable product mix. Also contributing to the decrease in operating earnings was an increase in reorganization of business charges, relating primarily to higher employee severance costs. These factors were partially offset by decreased SG&A and R&D expenses, primarily related to savings from cost-reduction initiatives. As a percentage of net sales in the first quarter of 2009 as compared to the first quarter of 2008, gross margin and operating margin decreased, and R&D and SG&A expenses increased.

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

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies require significant judgment and estimates:

— Revenue recognition

— Inventory valuation

— Income taxes

— Valuation of the Sigma Fund and investment portfolios

— Restructuring activities

— Retirement-related benefits

— Valuation and recoverability of goodwill and long-lived assets

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s condensed consolidated financial statements. The disclosures required by SFAS 157 are included in Note 9, “Fair Value Measurements,” to the Company’s condensed consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 as of January 1, 2009, noting no material impact from this pronouncement.

In April 2009, the FASB issued FASB Staff Position (“FSP”) 157-4, which provides additional guidance around estimating fair value when the volume and level of activity in a market significantly decreases and when to identify

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

market transactions that are not deemed to be orderly. The FSP is effective for reporting periods after June 15, 2009, and shall be applied prospectively. The Company is still evaluating the potential impact of this FSP.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R effective January 1, 2009, and has applied it prospectively to business combinations subsequent to this date. The adoption has not had a material impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position 141(R)-1, which revised the guidance in FAS 141(R) over accounting for contingency liabilities assumed in a business combination. The Company has adopted this FSP in conjunction with the adoption of FAS 141(R), as of January 1, 2009. The adoption has not had a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non- controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 as of January 1, 2009. The adoption did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary impairments”, which revises the analysis a company should go through to determine if an other than temporary impairment on debt investments exists, as well as, the calculation of the amount of impairment to be recognized. This FSP is effective for interim and annual periods after June 15, 2009, and shall be applied prospectively. The Company is currently assessing the impact of adopting this FSP on the condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. The Company does not expect this staff position to have a material impact on the consolidated financial statements.

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

At April 4, 2009 and December 31, 2008, the Company had outstanding foreign exchange contracts totaling $2.4 billion and $2.6 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of April 4, 2009 and the corresponding positions as of December 31, 2008:

	Notional Amount
	April 4,	December 31,
Net Buy (Sell) by Currency	2009	2008

Chinese Renminbi	(566)	$(481)
Euro	(488)	(445)
Brazilian Real	(407)	(356)
British Pound	255	122
Japanese Yen	128	542

Interest Rate Risk

At April 4, 2009, the Company’s short-term debt consisted primarily of $59 million of short-term variable rate foreign debt. At April 4, 2009, the Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

As part of its domestic liability management program, the Company from time to time entered into interest rate swaps (“Hedging Agreements”) to synthetically modify the characteristics of interest rate payments for certain of its outstanding long-term debt from fixed-rate payments to short-term variable rate payments. During the fourth quarter of 2008, the Company terminated all of its Hedging Agreements. The termination of the Hedging Agreements resulted in cash proceeds of approximately $158 million and a net gain of approximately $173 million, which was deferred and is being recognized as a reduction of interest expense over the remaining term of the associated debt.

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest

Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. The weighted average fixed rate payments on these Interest Agreements was 5.04%. The fair value of the Interest Agreements at April 4, 2009 and December 31, 2008 were $(5) million and $(2) million, respectively.

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of April 4, 2009, the Company was exposed to an aggregate credit risk of $14 million with all counterparties.

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Summary under “Looking Forward”, (a) about the creation of two public companies and expected results, (b) our business strategies and expected results, including cost-reduction activities, (c) our market expectations, (d) ability and cost to repatriate funds, (e) the effect of the American Recovery and Reinvestment Act of 2009, and (f) adequacy of liquidity; (2) “Management’s Discussion and Analysis,” about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (b) the Company’s ability and cost to repatriate funds, (c) the impact of the timing and level of sales and the geographic location of such sales, (d) expectations for the Sigma Fund and other investments, (e) future cash contributions to pension plans or retiree health benefit plans, (f) purchase obligation payments, (g) the Company’s ability and cost to access the capital markets, (h) the Company’s plans with respect to the level of outstanding debt, (i) expected payments pursuant to commitments under long-term agreements, (j) the Company’s ability and cost to obtain performance related bonds, (k) the outcome of ongoing and future legal proceedings, (l) the completion and impact of pending acquisitions and divestitures, and (m) the impact of recent accounting pronouncements on the Company; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” on pages 18 through 30 of our 2008 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in each of these documents and those described in our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our senior management, including our chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive officers and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola’s management, including our chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information

Item 1: Legal Proceedings

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

The Company continues its efforts to collect on its judgment of $2.13 billion (the “U.S. Judgment”) for compensatory damages rendered by the United States District Court for the Southern District of New York (the “District Court”) against the Uzans on July 31, 2003 and affirmed by the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) in 2004 and in connection with foreign proceedings against the Uzan family. However, the Company believes that the ongoing litigation, collection and/or settlement processes against the Uzan family will be very lengthy in light of the Uzans’ continued resistance to satisfy the judgments against them and their decision to violate various courts’ orders, including orders holding them in contempt of court. Following a remand from the Second Circuit of the U.S. Judgment, on February 8, 2006, the District Court awarded a judgment in favor of Motorola for $1 billion in punitive damages against the Uzan family and their co-conspirator, Antonio Luna Bettancourt. That decision was affirmed by the Second Circuit on November 21, 2007. The District Court, on April 10, 2007, denied the Uzans’ motion to vacate the U.S. Judgment. That decision was affirmed by the Second Circuit on March 31, 2009.

Intellectual Property Related Cases

Tessera, Inc. v. Motorola, Inc., et al.

Motorola is a purchaser of semiconductor chips with certain ball grid array (“BGA”) packaging from suppliers including Qualcomm, Inc. (“Qualcomm”), Freescale Semiconductor, Inc. (“Freescale Semiconductor”), ATI Technologies, Inc. (“ATI”), Spansion Inc. (“Spansion”), and STMicroelectronics N.V. (“STMicro”). On April 17, 2007, Tessera, Inc. (“Tessera”) filed patent infringement legal actions against Qualcomm, Freescale Semiconductor, ATI, Spansion, STMicro and Motorola in the U.S. International Trade Commission (the “ITC”) (In the Matter of Certain Semiconductor Chips with Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605) and the United States District Court, Eastern District of Texas, Tessera, Inc. v. Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc. and ATI Technologies, Inc., alleging that certain BGA packaged semiconductors infringe patents that Tessera claims to own. Tessera is seeking orders to ban the importation into the U.S. of certain semiconductor chips with BGA packaging and certain “downstream” products that contain them (including Motorola products) and/or limit suppliers’ ability to provide certain services and products or take certain actions in the U.S. relating to the packaged chips. On December 1, 2008, an Administrative Law Judge issued an initial determination that Tessera failed to prove that BGA packaged semiconductors contained in Motorola products infringe Tessera’s patent claims. On January 30, 2009, the International Trade Commission issued a notice that it will review the Administrative Law Judge’s initial determination and a final determination on the merits is expected on or before May 20, 2009. The patent claims being asserted by Tessera are subject to reexamination proceedings in the U.S. Patent and Trademark Office (“PTO”).

Motorola is a defendant in various other suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of the Company’s pending legal proceedings will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” on pages 18 through 30 of the Company’s 2008 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 4, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet be Purchased
	(a) Total Number	(b) Average Price	Announced Plans or	Under the Plans or
Period	of Shares Purchased	Paid per Share	Programs(1)	Programs(1)

01/01/09 to 01/30/09	0		0	$3,629,062,576
01/31/09 to 02/27/09	0		0	$3,629,062,576
02/28/09 to 04/04/09	0		0	$3,629,062,576

Total	0		0

(1)	Through actions taken on July 24, 2006 and March 21, 2007, the Board of Directors has authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period ending on June 30, 2009. The timing and amount of future repurchases, if any, will be based on market and other conditions.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on May 4, 2009, and the following matters were voted on at that meeting:

1. The election of the following directors, who will serve until their respective successors are elected and qualified or until their earlier death or resignation:

Director	For	Against	Abstain

Gregory Q. Brown	1,838,090,435	113,962,392	6,348,183
David W. Dorman	1,841,708,950	109,417,944	7,274,116
William R. Hambrecht	1,487,447,976	463,118,694	7,834,340
Sanjay K. Jha	1,845,526,905	106,488,470	6,385,635
Judy C. Lewent	1,422,798,214	527,298,565	8,304,231
Keith A. Meister	1,805,296,164	145,468,134	7,636,712
Thomas J. Meredith	1,714,325,446	174,708,846	69,366,718
Samuel C. Scott III	1,404,564,695	545,317,198	8,519,117
Ron Sommer	1,776,518,258	173,388,920	8,494,232
James R. Stengel	1,424,645,430	525,484,556	8,271,024
Anthony J. Vinciquerra	1,842,410,375	107,878,971	8,111,664
Douglas A. Warner III	1,780,062,191	170,454,544	7,884,275
Dr. John A. White	1,774,306,928	175,926,787	8,167,295

2. An Amendment to the Company’s Restated Certificate of Incorporation to Change Par Value from $3.00 per share to $0.01 per share was approved by the following vote: For, 1,897,780,170; Against, 53,194,306; Abstain, 7,426,534; Broker Non-Vote, 0.

3. An Amendment to Existing Equity Plans to Permit a Stock Option Exchange Program for Employees (Excluding Executive Officers and Directors) was approved by the following vote: For, 1,185,542,154; Against, 344,045,265; Abstain, 152,518,141; Broker Non-Vote, 276,295,450.

4. An Amendment to the Motorola Employee Stock Purchase Plan of 1999 was approved by the following vote: For, 1,449,135,864; Against, 80,448,382; Abstain, 152,520,543; Broker Non-Vote, 276,296,221.

5. The Stockholder Advisory Vote on Executive Compensation was approved by the following vote: For, 1,244,097,955; Against, 708,755,009; Abstain, 5,548,046; Broker Non-Vote, 0.

6. The ratification of the appointment of the independent registered public accounting firm KPMG LLP was approved by the following vote: For, 1,915,410,070; Against, 38,546,630; Abstain, 4,444,310; Broker Non-Vote, 0.

7. To adopt a Shareholder Proposal Re: Cumulative Voting was defeated by the following vote: For, 604,147,067; Against, 1,074,036,622; Abstain, 3,921,101; Broker Non-Vote, 276,296,220.

8. A shareholder proposal re: Special Shareowner Meetings was approved by the following vote: For, 1,339,065,763; Against, 338,983,368; Abstain, 4,057,032; Broker Non-Vote, 276,294,847.

9. A shareholder proposal re: A Global Set of Corporate Standards for Human Rights at Motorola was defeated by the following vote: For, 95,846,216; Against, 1,233,869,640; Abstain, 352,395,832; Broker Non-Vote, 276,295,322.

Item 5. Other Information.

At the 2009 Annual Meeting of Stockholders held on May 4, 2009 (the “Annual Meeting”), stockholders of the Company approved certain amendments to the Motorola Omnibus Incentive Plan of 2006, the Motorola Omnibus Incentive Plan of 2003, the Motorola Omnibus Incentive Plan of 2002, the Motorola Omnibus Incentive Plan of 2000, the Motorola Amended and Restated Incentive Plan of 1998 and the Motorola Compensation/Acquisition Plan of 2000 (together, the “Plans”), which amendments allow for a one time stock option exchange program (the “Option Exchange Program”). The text of the amendments to the Plans and the material terms of the proposed Option Exchange Program are summarized in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 13, 2009 in connection with the Annual Meeting (the “Proxy Statement”). The foregoing description of the amendments to the Plans does not purport to be complete and is qualified in its entirety by reference to the description in the Proxy Statement and the full texts of each Plan filed with this report as Exhibits 10.5, 10.6, 10.7, 10.8, 10.9 and 10.10, respectively.

Item 6. Exhibits

Exhibit No.		Exhibit

10.1		2009 Motorola Incentive Plan (incorporated by reference to Exhibit 10.1 to Motorola’s Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).
10.2		2009 Performance Measures under the 2009 Motorola Incentive Plan (incorporated by reference to Exhibit 10.2 to Motorola’s Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).
10.3		Motorola Long Range Incentive Plan (LRIP) of 2009 (incorporated by reference to Exhibit 10.3 to Motorola’s Report on Form 8-K filed on March 23, 2009 (File No. 1-7221).
10.4		2009 Performance Measures under the Motorola Long Range Incentive Plan (LRIP) of 2009 (incorporated by reference to Exhibit 10.4 to Motorola’s Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).
*10	.5	Motorola Omnibus Incentive Plan of 2006, as amended through May 4, 2009.
*10	.6	Motorola Omnibus Incentive Plan of 2003, as amended through May 4, 2009.
*10	.7	Motorola Omnibus Incentive Plan of 2002, as amended through May 4, 2009.
*10	.8	Motorola Omnibus Incentive Plan of 2000, as amended through May 4, 2009.
*10	.9	Motorola Amended and Restated Incentive Plan of 1998, as amended through May 4, 2009.
*10	.10	Motorola Compensation/Acquisition Plan of 2000, as amended through May 4, 2009.
*10	.11	Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and Gregory Q. Brown.
*10	.12	Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and Sanjay K. Jha.
*10	.13	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Omnibus Incentive Plan of 2006 for a grant on or after May 7, 2009.
*10	.14	Form of Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after May 7, 2009.
*10	.15	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006, for a grant on or after May 7, 2009.
*31	.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Edward J. Fitzpatrick
Edward J. Fitzpatrick
Senior Vice President, Corporate Controller and
Acting Chief Financial Officer
(Duly Authorized Officer and
Chief Accounting Officer of the Registrant)

Date: May 6, 2009

EXHIBIT INDEX

Exhibit No.		Exhibit

10.1		2009 Motorola Incentive Plan (incorporated by reference to Exhibit 10.1 to Motorola’s Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).
10.2		2009 Performance Measures under the 2009 Motorola Incentive Plan (incorporated by reference to Exhibit 10.2 to Motorola’s Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).
10.3		Motorola Long Range Incentive Plan (LRIP) of 2009 (incorporated by reference to Exhibit 10.3 to Motorola’s Report on Form 8-K filed on March 23, 2009 (File No. 1-7221).
10.4		2009 Performance Measures under the Motorola Long Range Incentive Plan (LRIP) of 2009 (incorporated by reference to Exhibit 10.4 to Motorola’s Report on Form 8-K filed on March 23, 2009 (File No. 1-7221)).
*10	.5	Motorola Omnibus Incentive Plan of 2006, as amended through May 4, 2009.
*10	.6	Motorola Omnibus Incentive Plan of 2003, as amended through May 4, 2009.
*10	.7	Motorola Omnibus Incentive Plan of 2002, as amended through May 4, 2009.
*10	.8	Motorola Omnibus Incentive Plan of 2000, as amended through May 4, 2009.
*10	.9	Motorola Amended and Restated Incentive Plan of 1998, as amended through May 4, 2009.
*10	.10	Motorola Compensation/Acquisition Plan of 2000, as amended through May 4, 2009.
*10	.11	Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and Gregory Q. Brown.
*10	.12	Aircraft Time Sharing Agreement dated May 4, 2009, by and between Motorola, Inc. and Sanjay K. Jha.
*10	.13	Form of Motorola, Inc. Award Document-Terms and Conditions Related to Employee Nonqualified Stock Options for Gregory Q. Brown, relating to the Motorola Omnibus Incentive Plan of 2006 for a grant on or after May 7, 2009.
*10	.14	Form of Stock Option Consideration Agreement for Gregory Q. Brown for grants on or after May 7, 2009.
*10	.15	Form of Motorola, Inc. Restricted Stock Unit Award Agreement for Gregory Q. Brown relating to the Motorola Omnibus Incentive Plan of 2006, for a grant on or after May 7, 2009.
*31	.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith