Form 10-Q
period 2009-07-04
MOTOROLA INC
filed 2009-08-04
CIK 68505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 4, 2009
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 4, 2009:

Class	Number of Shares

Common Stock; $.01 Par Value	2,295,364,214

		Page

PART I FINANCIAL INFORMATION
Item 1	Financial Statements	1
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended July 4, 2009 and June 28, 2008	1
	Condensed Consolidated Balance Sheets (Unaudited) as of July 4, 2009 and December 31, 2008	2
	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Six Months Ended July 4, 2009	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended July 4, 2009 and June 28, 2008	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4	Controls and Procedures	47

PART II OTHER INFORMATION
Item 1	Legal Proceedings	48
Item 1A	Risk Factors	49
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3	Defaults Upon Senior Securities	49
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits	50
EX-3.I.A
EX-3.I.B
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

Part I — Financial Information

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In millions, except per share amounts)	2009	2008	2009	2008

Net sales	$5,497	$8,082	$10,868	$15,530
Costs of sales	3,787	5,757	7,662	11,060

Gross margin	1,710	2,325	3,206	4,470

Selling, general and administrative expenses	822	1,115	1,691	2,298
Research and development expenditures	775	1,048	1,622	2,102
Other charges	103	157	332	334

Operating earnings (loss)	10	5	(439)	(264)

Other income (expense):
Interest expense, net	(30)	(10)	(65)	(12)
Gain on sales of investments and businesses, net	30	39	10	58
Other	23	(92)	93	(97)

Total other income (expense)	23	(63)	38	(51)

Earnings (loss) from continuing operations before income taxes	33	(58)	(401)	(315)
Income tax benefit	(2)	(55)	(148)	(122)

Earnings (loss) from continuing operations	35	(3)	(253)	(193)
Earnings from discontinued operations, net of tax	—	—	60	—

Net earnings (loss)	35	(3)	(193)	(193)

Less: Earnings (loss) attributable to noncontrolling interests	9	(7)	12	(3)

Net earnings (loss) attributable to Motorola, Inc.	$26	$4	$(205)	$(190)

Amounts attributable to Motorola, Inc. common shareholders:
Earnings (loss) from continuing operations, net of tax	$26	$4	$(265)	$(190)
Earnings from discontinued operations, net of tax	—	—	60	—

Net earnings (loss)	$26	$4	$(205)	$(190)
Earnings (loss) per common share:
Basic:
Continuing operations	$0.01	$0.00	$(0.12)	$(0.08)
Discontinued operations	—	—	0.03	—

	$0.01	$0.00	$(0.09)	$(0.08)
Diluted:
Continuing operations	$0.01	$0.00	$(0.12)	$(0.08)
Discontinued operations	—	—	0.03	—

	$0.01	$0.00	$(0.09)	$(0.08)
Weighted average common shares outstanding:
Basic	2,293.9	2,262.6	2,286.5	2,260.5
Diluted	2,306.4	2,269.5	2,286.5	2,260.5
Dividends paid per share	$—	$0.05	$0.05	$0.10

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

	July 4,	December 31,
(In millions, except share amounts)	2009	2008

ASSETS
Cash and cash equivalents	$2,881	$3,064
Sigma Fund	3,489	3,690
Short-term investments	45	225
Accounts receivable, net	3,689	3,493
Inventories, net	1,660	2,659
Deferred income taxes	1,320	1,092
Other current assets	2,630	3,140

Total current assets	15,714	17,363

Property, plant and equipment, net	2,280	2,442
Sigma Fund	72	466
Investments	446	517
Deferred income taxes	2,094	2,428
Goodwill	2,822	2,837
Other assets	1,676	1,816

Total assets	$25,104	$27,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current portion of long-term debt	$40	$92
Accounts payable	2,188	3,188
Accrued liabilities	5,956	7,340

Total current liabilities	8,184	10,620

Long-term debt	3,899	4,092
Other liabilities	3,398	3,562

Stockholders’ Equity
Preferred stock, $100 par value	—	—
Common stock: 07/04/09 — $.01 par value; 12/31/08 — $3 par value	23	6,831
Issued shares: 07/04/09 — 2,297.0; 12/31/08 — 2,276.9
Outstanding shares: 07/04/09 — 2,295.4; 12/31/08 — 2,276.5
Additional paid-in capital	7,988	1,003
Retained earnings	3,673	3,878
Accumulated other comprehensive income (loss)	(2,161)	(2,205)

Total Motorola, Inc. stockholders’ equity	9,523	9,507
Noncontrolling interests	100	88

Total stockholders’ equity	9,623	9,595

Total liabilities and stockholders’ equity	$25,104	$27,869

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

		Motorola, Inc. Shareholders
			Accumulated Other Comprehensive Income (Loss)
			Fair Value
		Common	Adjustment	Foreign
		Stock and	to Available	Currency	Retirement
		Additional	for Sale	Translation	Benefits
		Paid-in	Securities,	Adjustments,	Adjustments,	Other Items,	Retained	Noncontrolling	Comprehensive
(In millions, except share amounts)	Shares	Capital	Net of Tax	Net of Tax	Net of Tax	Net of Tax	Earnings	Interests	Earnings (Loss)

Balances at December 31, 2008	2,276.9	$7,834	$2	$(133)	$(2,067)	$(7)	$3,878	$88
Net earnings (loss)							(205)	12	$(193)
Net unrealized gain on securities (net of tax of $8)			14						14
Foreign currency translation adjustments (net of tax of $1)				(8)					(8)
Amortization of retirement benefit adjustments (net of tax of $17)					31				31
Issuance of common stock and stock options exercised	20.1	87
Tax shortfalls from stock-based compensation		(4)
Stock option and employee stock purchase plan expense		94
Net gain on derivative instruments (net of tax of $4)						7			7

Balances at July 4, 2009	2,297.0	$8,011	$16	$(141)	$(2,036)	$—	$3,673	$100	$(149)

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 4,	June 28,
(In millions)	2009	2008

Operating
Net loss attributable to Motorola, Inc.	$(205)	$(190)
Less: Earnings (loss) attributable to noncontrolling interests	12	(3)

Net loss	(193)	(193)
Earnings from discontinued operations	60	—

Loss from continuing operations	(253)	(193)
Adjustments to reconcile loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	382	416
Non-cash other charges (income)	(5)	116
Share-based compensation expense	150	166
Gain on sales of investments and businesses, net	(10)	(58)
Gain from the extinguishment of long-term debt	(67)	—
Deferred income taxes	(35)	(470)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(203)	873
Inventories	990	137
Other current assets	507	(270)
Accounts payable and accrued liabilities	(2,203)	(795)
Other assets and liabilities	(117)	(61)

Net cash used for operating activities	(864)	(139)

Investing
Acquisitions and investments, net	(21)	(174)
Proceeds from sales of investments and businesses, net	226	71
Distributions from investments	—	82
Capital expenditures	(137)	(231)
Proceeds from sales of property, plant and equipment	6	5
Proceeds from sales of Sigma Fund investments, net	670	787
Proceeds from sales of short-term investments	180	17

Net cash provided by investing activities	924	557

Financing
Repayment of short-term borrowings, net	(54)	(81)
Repayment of debt	(129)	(114)
Issuance of common stock	56	82
Purchase of common stock	—	(138)
Payment of dividends	(114)	(227)
Other, net	6	(7)

Net cash used for financing activities	(235)	(485)

Effect of exchange rate changes on cash and cash equivalents	(8)	72

Net increase (decrease) in cash and cash equivalents	(183)	5
Cash and cash equivalents, beginning of period	3,064	2,752

Cash and cash equivalents, end of period	$2,881	$2,757

Cash Flow Information

Cash paid during the period for:
Interest, net	$133	$130
Income taxes, net of refunds	174	218

See accompanying notes to condensed consolidated financial statements (unaudited).

Motorola, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Dollars in millions, except as noted)

1.	Basis of Presentation

The condensed consolidated financial statements as of July 4, 2009 and for the three and six months ended July 4, 2009 and June 28, 2008, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended July 4, 2009 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2009 presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Furthermore, in connection with preparation of the condensed consolidated financial statements and in accordance with recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after July 4, 2009 through the date and time the financial statements were issued on August 4, 2009.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162.” SFAS 168 established the effective date for use of the FASB codification for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. The Company does not anticipate the adoption of SFAS 168 will have a material impact on their financial statements. The Company will update their disclosures for the appropriate FASB codification references after adoption, in the third quarter of 2009.

In June 2009, the FASB also issued SFAS 167 “Amendments to FASB Interpretation No. 46”, and SFAS 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140.” SFAS 167 amends the existing guidance around FIN 46(R), to address the elimination of the concept of a qualifying special purpose entity. Also, it replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides for additional disclosures about an enterprise’s involvement with a variable interest entity. SFAS 166 amends SFAS 140 to eliminate the concept of a qualifying special purpose entity, amends the derecognition criteria for a transfer to be accounted for as a sale under SFAS 140, and will require additional disclosure over transfers accounted for as a sale. The effective date for both pronouncements is for the first fiscal year beginning after November 15, 2009, and will require retrospective application. The Company is still assessing the potential impact of adopting these two statements.

2.	Discontinued Operations

During the six months ended July 4, 2009, the Company completed the sale of: (i) Good Technology, and (ii) the biometrics business, which includes its Printrak trademark. Collectively, the Company received $163 million in net cash and recorded a net gain on sale of the businesses of $175 million before income taxes, which is included in Earnings from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. The operating results of these businesses (each of which was formerly included as part of the Enterprise Mobility Solutions segment), through the date of their respective dispositions are reported as discontinued operations in the condensed consolidated financial statements for the period ending July 4, 2009. For all other applicable prior periods, the operating results of these businesses have not been reclassified as discontinued operations, since the results are not material to the Company’s condensed consolidated financial statements.

The following table displays summarized activity in the Company’s condensed consolidated statements of operations for discontinued operations during the six months ended July 4, 2009, all of which occurred during the three months ended April 4, 2009. The Company had no such activity during the three months ended July 4, 2009.

July 4,
Six Months Ended	2009

Net sales	$19
Operating loss	(11)
Gains on sales of investments and businesses, net	175
Earnings before income taxes	162
Income tax expense	102
Earnings from discontinued operations, net of tax	60

3.	Other Financial Data

Statement of Operations Information

Other Charges

Other charges included in Operating earnings (loss) consist of the following:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Amortization of intangible assets	$70	$81	$141	$164
Reorganization of businesses	49	19	207	93
Facility impairment	39	—	39	—
Separation-related transaction costs	—	20	—	20
Legal settlements	(55)	37	(55)	57

	$103	$157	$332	$334

During the three months ended July 4, 2009, the Company classified a facility as held for sale and wrote it down to its fair value, less estimated selling costs, resulting in an impairment loss of $39 million, which was included in Other charges for the period.

Other Income (Expense)

Interest expense, net, and Other both included in Other income (expense) consist of the following:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Interest expense, net:
Interest expense	$(49)	$(74)	$(111)	$(152)
Interest income	19	64	46	140

	$(30)	$(10)	$(65)	$(12)

Other:
Mark-to-market on Sigma Fund investments	$68	$—	$75	$—
Foreign currency gain (loss)	(34)	13	(28)	14
Investment impairments	(26)	(116)	(33)	(134)
Impairment charges on Sigma Fund investments	—	—	—	(4)
Gain from the extinguishment of the Company’s outstanding long-term debt	—	—	67	—
Gain on interest rate swaps	—	—	—	24
Other	15	11	12	3

	$23	$(92)	$93	$(97)

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

Earnings (Loss) Per Common Share

The computation of basic and diluted earnings (loss) per common share attributable to Motorola, Inc. common shareholders is as follows:

	Amounts attributable to Motorola, Inc.
	common shareholders
	Continuing Operations		Net Earnings
	July 4,	June 28,	July 4,	June 28,
Three Months Ended	2009	2008	2009	2008

Basic earnings per common share:
Earnings	$26	$4	$26	$4
Weighted average common shares outstanding	2,293.9	2,262.6	2,293.9	2,262.6

Per share amount	$0.01	$0.00	$0.01	$0.00

Diluted earnings per common share:
Earnings	$26	$4	$26	$4

Weighted average common shares outstanding	2,293.9	2,262.6	2,293.9	2,262.6

Add effect of dilutive securities:
Share-based awards and other	12.5	6.9	$12.5	6.9

Diluted weighted average common shares outstanding	2,306.4	2,269.5	2,306.4	2,269.5

Per share amount	$0.01	$0.00	$0.01	$0.00

	Amounts attributable to Motorola, Inc.
	common shareholders
	Continuing Operations		Net Loss
	July 4,	June 28,	July 4,	June 28,
Six Months Ended	2009	2008	2009	2008

Basic loss per common share:
Loss	$(265)	$(190)	$(205)	$(190)
Weighted average common shares outstanding	2,286.5	2,260.5	2,286.5	2,260.5

Per share amount	$(0.12)	$(0.08)	$(0.09)	$(0.08)

Diluted loss per common share:
Loss	$(265)	$(190)	$(205)	$(190)

Weighted average common shares outstanding	2,286.5	2,260.5	2,286.5	2,260.5

Diluted weighted average common shares outstanding	2,286.5	2,260.5	2,286.5	2,260.5

Per share amount	$(0.12)	$(0.08)	$(0.09)	$(0.08)

For the six months ended July 4, 2009 and June 28, 2008, the Company was in a net loss position and, accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to the basic shares would be antidilutive. In the computation of diluted earnings per common share from both continuing operations and on a net earnings basis for the three months ended July 4, 2009 and June 28, 2008, 158.8 million and 196.3 million, respectively, out-of-the-money stock options were excluded because their inclusion would have been antidilutive. In the computation of diluted loss per common share from both continuing operations and on a net loss basis for the six months ended July 4, 2009 and June 28, 2008, the assumed exercise of 190.6 million, and 186.1 million stock options, respectively, were excluded because their inclusion would have been antidilutive.

Balance Sheet Information

Cash and Cash Equivalents

The Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.9 billion and $3.1 billion at July 4, 2009 and December 31, 2008, respectively. Of these amounts, $367 million and $343 million, respectively, were restricted.

Sigma Fund

The Sigma Fund consists of the following:

	July 4, 2009		December 31, 2008
Fair Value	Current	Non-current	Current	Non-Current

Cash	$—	$—	$1,108	$—
Certificates of deposit	—	—	20	—
Securities:
U.S. government and agency obligations	2,086	—	752	—
Corporate bonds	1,245	58	1,616	366
Asset-backed securities	93	—	113	59
Mortgage-backed securities	65	14	81	41

	$3,489	$72	$3,690	$466

The fair market value of investments in the Sigma Fund was $3.6 billion and $4.2 billion at July 4, 2009 and December 31, 2008, respectively.

During the three and six month periods ended July 4, 2009, the Company recorded gains from the change in the fair value of Sigma Fund investments of $68 million and $75 million, respectively, in Other income (expense) in the condensed consolidated statement of operations.

During the fourth quarter of 2008, the Company changed its accounting for changes in the fair value of investments in the Sigma Fund. Prior to the fourth quarter of 2008, the Company distinguished between declines it considered temporary and declines it considered permanent. When it became probable that the Company would not collect all amounts it was owed on a security according to its contractual terms, the Company considered the security to be impaired and recorded the permanent decline in fair value in earnings. During the three and six month periods ended June 28, 2008, the Company recorded $0 and $4 million of permanent impairments of Sigma Fund investments in the condensed consolidated statement of operations, respectively. Declines in fair value of a security that the Company considered temporary were recorded as a component of stockholders’ equity. During the three and six month periods ended June 28, 2008, the Company recorded $5 million and $37 million of temporary declines in the fair value of Sigma Fund investments in its condensed consolidated statements of stockholders’ equity, respectively.

Beginning in the fourth quarter of 2008, the Company began recording all changes in the fair value of investments in the Sigma Fund in the condensed consolidated statements of operations. In its stand-alone financial statements, the Sigma Fund uses “investment company” accounting practices and records all changes in the fair value of the underlying investments in earnings, whether such changes are considered temporary or permanent. The Company determined the underlying accounting practices of the Sigma Fund in its stand-alone financial statements should be retained in the Company’s consolidated financial statements. Accordingly, the Company recorded the cumulative loss of $101 million on investments in the Sigma Fund investments in its consolidated statement of operations during the fourth quarter of 2008. The Company determined amounts that arose in periods prior to the fourth quarter of 2008 were not material to the consolidated results of operations in those periods.

Investments

Investments consist of the following:

	Recorded Value		Less
	Short-term		Unrealized	Unrealized	Cost
July 4, 2009	Investments	Investments	Gains	Losses	Basis

Certificates of deposit	$44	$—	$—	$—	$44
Available-for-sale securities:
U.S. government and agency obligations	1	26	1	—	26
Corporate bonds	—	13	—	—	13
Asset-backed securities	—	1	—	—	1
Mortgage-backed securities	—	3	—	—	3
Common stock and equivalents	—	78	24	—	54

	45	121	25	—	141
Other securities, at cost	—	274	—	—	274
Equity method investments	—	51	—	—	51

	$45	$446	$25	$—	$466

	Recorded Value		Less
	Short-term		Unrealized	Unrealized	Cost
December 31, 2008	Investments	Investments	Gains	Losses	Basis

Certificates of deposit	$225	$—	$—	$—	$225
Available-for-sale securities:
U.S. government and agency obligations	—	28	1	—	27
Corporate bonds	—	11	—	—	11
Asset-backed securities	—	1	—	—	1
Mortgage-backed securities	—	4	—	—	4
Common stock and equivalents	—	117	5	(2)	114

	225	161	6	(2)	382
Other securities, at cost	—	296	—	—	296
Equity method investments	—	60	—	—	60

	$225	$517	$6	$(2)	$738

At July 4, 2009 and December 31, 2008, the Company had $45 million and $225 million, respectively, in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year).

During the three and six months ended July 4, 2009, the Company recorded investment impairment charges of $26 million and $33 million, respectively, representing other-than-temporary declines in the value of the Company’s investment portfolio, primarily related to other securities recorded at cost. During the three and six months ended June 28, 2008, the Company recorded investment impairment charges of $116 million and $134 million, respectively, of which $83 million of charges were attributed to an equity security held by the Company as a strategic investment. Investment impairment charges are included in Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

Accounts Receivable

Accounts receivable, net, consists of the following:

	July 4,	December 31,
	2009	2008

Accounts receivable	$3,835	$3,675
Less allowance for doubtful accounts	(146)	(182)

	$3,689	$3,493

Inventories

Inventories, net, consist of the following:

	July 4,	December 31,
	2009	2008

Work-in-process and production materials	1,309	1,709
Finished goods	$1,172	$1,710

	2,481	3,419
Less inventory reserves	(821)	(760)

	$1,660	$2,659

Other Current Assets

Other current assets consists of the following:

	July 4,	December 31,
	2009	2008

Contract-related deferred costs	$882	$861
Costs and earnings in excess of billings	784	1,094
Contractor receivables	388	378
Value-added tax refunds receivable	125	278
Other	451	529

	$2,630	$3,140

Property, Plant and Equipment

Property, plant and equipment, net, consists of the following:

	July 4,	December 31,
	2009	2008

Land	$143	$148
Building	1,899	1,905
Machinery and equipment	5,397	5,687

	7,439	7,740
Less accumulated depreciation	(5,159)	(5,298)

	$2,280	$2,442

Depreciation expense for the three months ended July 4, 2009 and June 28, 2008 was $121 million and $130 million, respectively. Depreciation expense for the six months ended July 4, 2009 and June 28, 2008 was $240 million and $251 million, respectively.

Other Assets

Other assets consists of the following:

	July 4,	December 31,
	2009	2008

Intangible assets, net of accumulated amortization of $1,237 and $1,106	$727	$869
Royalty license arrangements	270	289
Value-added tax refunds receivable	113	117
Contract related deferred costs	110	136
Long-term receivables, net of allowances of $3 and $7	70	52
Other	386	353

	$1,676	$1,816

Accrued Liabilities

Accrued liabilities consists of the following:

	July 4,	December 31,
	2009	2008

Deferred revenue	$1,565	$1,533
Compensation	535	703
Customer reserves	462	599
Customer downpayments	451	496
Tax liabilities	340	545
Contractor payables	302	318
Warranty reserves	235	285
Other	2,066	2,861

	$5,956	$7,340

Other Liabilities

Other liabilities consists of the following:

	July 4,	December 31,
	2009	2008

Defined benefit plans, including split dollar life insurance policies	$2,104	$2,202
Deferred revenue	215	316
Unrecognized tax benefits	200	312
Postretirement health care benefit plan	266	261
Other	613	471

	$3,398	$3,562

Stockholders’ Equity Information

Share Repurchase Program

During the three and six months ended July 4, 2009, the Company did not repurchase any of its common shares. During the six months ended June 28, 2008, the Company repurchased 9 million of its common shares at an aggregate cost of $138 million, all of which were repurchased during the three months ended March 29, 2008.

Since the inception of its share repurchase program in May 2005, the Company has repurchased a total of 394 million common shares for an aggregate cost of $7.9 billion. All repurchased shares have been retired. The authorization by the Board of Directors to repurchase the Company’s common stock expired in June 2009 and was not renewed.

Payment of Dividends

During the six months ended July 4, 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the three months ended April 4, 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company’s common stock. The Company made no such payment of cash dividends during the three months ended July 4, 2009.

Par Value Change

On May 4, 2009, Motorola stockholders approved a change in the par value of Motorola common stock from $3.00 per share to $.01 per share. The change did not have an impact on the amount of the Company’s Total stockholders’ equity, but it did result in a reclassification of $6.9 billion between Common stock and Additional paid-in capital.

4.	Debt and Credit Facilities

Long-Term Debt

During the six months ended July 4, 2009, the Company completed the open market purchase of $199 million of its outstanding long-term debt for an aggregate purchase price of $133 million, including $4 million of accrued interest, all of which occurred during the three months ended April 4, 2009. Included in the $199 million of long-term debt repurchased were repurchases of a principal amount of: (i) $11 million of the $400 million outstanding of the 7.50% Debentures due 2025, (ii) $20 million of the $309 million outstanding of the 6.50% Debentures due 2025, (iii) $14 million of the $299 million outstanding of the 6.50% Debentures due 2028, and (iv) $154 million of the $600 million outstanding of the 6.625% Senior Notes due 2037. The Company recognized a gain of approximately $67 million related to these open market purchases in Other within Other income (expense) in the condensed consolidated statements of operations.

Credit Facilities

In June 2009, the Company elected to amend its domestic syndicated revolving credit facility (as amended from time to time, the “Credit Facility”) that is scheduled to mature in December 2011. As part of the amendment, the Company reduced the size of the Credit Facility to the lesser of: (1) $1.5 billion, or (2) an amount determined based on eligible domestic accounts receivable and inventory. If the Company elects to borrow under the Credit Facility, it would be required to pledge its domestic accounts receivables and, at its option, domestic inventory. As amended, the Credit Facility does not require the Company to meet any financial covenants unless remaining availability under the Credit Facility is less than $225 million. In addition, until borrowings are made under the Credit Facility, the Company is able to use its working capital assets in any capacity in conjunction with other capital market funding alternatives that may be available to the Company. As of and during the six months ended June 4, 2009, there were no outstanding borrowings under this Credit Facility.

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

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At July 4, 2009 and December 31, 2008, the Company had outstanding foreign exchange contracts totaling $1.8 billion and $2.6 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 4, 2009 and the corresponding positions as of December 31, 2008:

	Notional Amount
	July 4,	December 31,
Net Buy (Sell) by Currency	2009	2008

Chinese Renminbi	$(469)	$(481)
Brazilian Real	(401)	(356)
Euro	(297)	(445)
Japanese Yen	(116)	542
British Pound	152	122

Interest Rate Risk

At July 4, 2009, the Company’s short-term debt consisted primarily of $36 million of short-term variable rate foreign debt. At July 4, 2009, the Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

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

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. During the second quarter of 2009, the Company’s European subsidiary terminated a portion of the Interest Agreements to ensure that the notional amount of the Interest Agreements matched the amount outstanding under the Euro-denominated loan. The termination of the Interest Agreements resulted in an expense of approximately $2 million. The weighted average fixed rate payments on these Interest Agreements was 5.02%. The fair value of the Interest Agreements at July 4, 2009 and December 31, 2008 were $(3) million and $(2) million, respectively.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of July 4, 2009, the Company was exposed to an aggregate credit risk of $7 million with all counterparties.

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” on January 1, 2009, which provides for additional disclosure related to derivative instruments and hedging activities.

The following table summarizes the fair values and location in our condensed consolidated balance sheet of all derivatives held by the Company:

	Fair Values of Derivative Instruments
	Assets		Liabilities
		Balance		Balance
	Fair	Sheet	Fair	Sheet
July 4, 2009	Value	Location	Value	Location

Derivatives designated as hedging instruments:
Foreign exchange contracts	$5	Other assets	$7	Other liabilities
Derivatives not designated as hedging instruments:
Foreign exchange contracts	16	Other assets	65	Other liabilities
Interest agreement contracts	—	Other assets	3	Other liabilities

Total derivatives not designated as hedging instruments	16		68

Total derivatives	$21		$75

The following table summarizes the effect of derivative instruments in our condensed consolidated statements of operations:

	July 4, 2009
	Three Months	Six Months	Statement of
Loss on the Derivative Instrument	Ended	Ended	Operations Location

Derivatives in fair value hedging relationships:
Foreign exchange contracts	$—	$—	Foreign currency gain (loss	)
Derivatives not designated as hedging instruments:
Interest rate contracts	(3)	(8)	Other income (expense	)
Foreign exchange contracts	(54)	(85)	Other income (expense	)

Total derivatives not designated as hedging instruments	$(57)	$(93)

The following table summarizes the losses recognized in the condensed consolidated financial statements:

	July 4, 2009
	Three Months	Six Months	Financial Statement
Foreign Exchange Contracts	Ended	Ended	Location

Derivatives in cash flow hedging relationships:
Loss recognized in Accumulated other comprehensive income (loss) (effective portion)	$(2)	$(2)	Foreign currency translation adjustments, net of tax
Loss reclassified from Accumulated other comprehensive income (loss) into Net loss (effective portion)	(4)	(10)	Cost of sales/Sales
Gain (loss) recognized in Net loss on derivative (ineffective portion and amount excluded from effectiveness testing)	—	—	Other income (expense	)

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

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at July 4, 2009 was $3.2 billion, compared to a face value of $3.8 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

6.	Income Taxes

The Company evaluates its deferred income taxes on a quarterly basis to determine if valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2008, the Company’s U.S. operations had generated two consecutive years of pre-tax losses, which are attributable to the Mobile Devices segment. During 2007 and 2008, the Home and Networks Mobility and Enterprise Mobility Solution businesses (collectively referred to as the “Broadband Mobility Solutions businesses”) were profitable in the U.S. and worldwide. Because of the 2007 and 2008 losses at Mobile Devices and the near-term forecasts for the Mobile Devices business, the Company believes that the weight of negative historic evidence precludes it from considering any forecasted income from the Mobile Devices business in its analysis of the recoverability of deferred tax assets. However, based on the sustained profits of the Broadband Mobility Solutions businesses, the Company believes that the weight of positive historic evidence allows it to include forecasted income from the Broadband Mobility Solutions businesses in its analysis of the recoverability of its deferred tax assets. The Company also considered in its analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a partial valuation allowance should be recorded against the net deferred tax assets of our U.S. operations. During the year ended December 31, 2008, the Company recorded a valuation allowance of $2.1 billion for foreign tax credits, general business credits, capital losses and state tax carry forwards that are more likely than not to expire. The Company also recorded valuation allowances of $126 million in 2008 relating to tax carryforwards and deferred tax assets of non-U.S. subsidiaries, including Brazil, China and Spain, that the Company believes are more likely than not to expire or go unused.

During the six months ended July 4, 2009, the Company recorded additional U.S. valuation allowances of approximately $110 million, consisting of a $150 million increase during the three months ended April 4, 2009, primarily relating to deferred tax assets generated on the disposition of a subsidiary, offset by a reduction of approximately $40 million during the three months ended July 4, 2009, to reflect an expected cash refund of certain general business credits that the Company plans to claim on its 2008 and 2009 tax returns. Additionally, the Company increased the valuation allowance on non-U.S. subsidiaries by $53 million during the six months ended July 4, 2009, all of which was recorded during the three months ended July 4, 2009.

The Company had unrecognized tax benefits of $495 million and $914 million, at July 4, 2009 and December 31, 2008, respectively, of which approximately $160 million and $580 million, respectively, if recognized, would affect the effective tax rate, net of resulting changes to valuation allowances. During the six months ended July 4, 2009, the Company concluded its Internal Revenue Service (IRS) audits for tax years 1996-2003. As a result of the foregoing and resolution of Non-U.S. audits, the Company reduced its unrecognized tax benefits by $454 million, of which $31 million was recognized as a tax benefit and the remainder primarily reduced tax carry forwards and other deferred tax assets.

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

Based on the potential outcome of the Company’s global tax examinations, the expiration of the statute of limitations for specific jurisdictions, or the continued ability to satisfy tax incentive obligations, it is reasonably possible that the unrecognized tax benefits will decrease within the next 12 months. The associated net tax benefits, which would favorably impact the effective tax rate, exclusive of valuation allowance changes, are estimated to be in the range of $0 to $250 million, with cash payments not expected to exceed $100 million.

7.	Retirement Benefits

Pension Benefit Plans

The net periodic pension costs for the Regular Pension Plan, Officers’ Plan, the Motorola Supplemental Pension Plan (“MSPP”) and Non-U.S. plans were as follows:

	July 4, 2009			June 28, 2008
	Regular	Officers’	Non	Regular	Officers’	Non
Three Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$4	$—	$5	$25	$1	$2
Interest cost	84	2	15	81	2	1
Expected return on plan assets	(95)	(1)	(12)	(98)	(1)	3
Amortization of:
Unrecognized net loss	19	1	1	13	—	—
Unrecognized prior service cost	—	—	—	(8)	—	—
Settlement/curtailment loss	—	1	—	—	1	—

Net periodic pension cost	$12	$3	$9	$13	$3	$6

	July 4, 2009			June 28, 2008
	Regular	Officers’	Non	Regular	Officers’	Non
Six Months Ended	Pension	and MSPP	U.S.	Pension	and MSPP	U.S.

Service cost	$8	$—	$11	$49	$1	$15
Interest cost	169	4	31	162	3	33
Expected return on plan assets	(190)	(1)	(26)	(196)	(1)	(26)
Amortization of:
Unrecognized net loss	39	1	2	26	1	—
Unrecognized prior service cost	—	—	—	(15)	—	—
Settlement/curtailment loss	—	3	—	—	2	—

Net periodic pension cost	$26	$7	$18	$26	$6	$22

During the three months ended July 4, 2009, contributions of $20 million and $14 million were made to the Company’s Regular Pension and Non-U.S. plans, respectively. During the six months ended July 4, 2009, contributions of $80 million and $22 million were made to the Company’s Regular Pension and Non-U.S. plans, respectively.

The Company has amended its Regular Pension Plan, the Officers’ Plan and MSPP such that: (i) no participant shall accrue any benefits or additional benefits on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit.

Postretirement Health Care Benefit Plans

Net postretirement health care expenses consist of the following:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Service cost	$1	$2	$2	$3
Interest cost	7	7	14	13
Expected return on plan assets	(4)	(5)	(8)	(10)
Amortization of:
Unrecognized net loss	2	2	4	3
Unrecognized prior service cost	(1)	(1)	(2)	(1)

Net postretirement health care expense	$5	$5	$10	$8

The Company made no contributions to its postretirement healthcare fund during the three and six months ended July 4, 2009.

The Company maintains a number of endorsement split-dollar life insurance policies on now-retired officers under a plan that was frozen prior to December 31, 2004. The Company had purchased the life insurance policies to insure the lives of employees and then entered into a separate agreement with the employees that split the policy benefits between the Company and the employee. Motorola owns the policies, controls all rights of ownership, and may terminate the insurance policies. To effect the split-dollar arrangement, Motorola endorsed a portion of the death benefits to the employee and upon the death of the employee, the employee’s beneficiary typically receives the designated portion of the death benefits directly from the insurance company and the Company receives the remainder of the death benefits. During the three and six months ended July 4, 2009, the Company recorded $1 million and $3 million, respectively, in expenses related to this plan.

8.	Share-Based Compensation Plans

Compensation expense for the Company’s employee stock options, stock appreciation rights, employee stock purchase plans, restricted stock and restricted stock units (“RSUs”) was as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Share-based compensation expense included in:
Costs of sales	$8	$10	$17	$18
Selling, general and administrative expenses	43	48	84	95
Research and development expenditures	23	30	49	53

Share-based compensation expense included in Operating earnings (loss)	74	88	150	166
Tax benefit	23	28	47	52

Share-based compensation expense, net of tax	$51	$60	$103	$114

In the second quarter of 2009, the Company’s broad-based equity grant consisted of 34.8 million RSUs and 9.7 million stock options. The total compensation expense related to RSUs is $162 million, net of estimated forfeitures, with a fair market value of $6.22 per RSU. The total compensation expense related to stock options is $26 million, net of estimated forfeitures, at a Black-Scholes value of $3.52 per stock option. The expense for substantially all RSUs and stock options will be recognized over a period of 4 years.

Stock Option Exchange

On May 14, 2009, the Company initiated a tender offer for certain eligible employees (excluding executive officers and directors) to exchange certain out-of-the-money options for new options with an exercise price equal to the fair market value of the Company’s stock as of the grant date. In order to be eligible for the exchange, the options had to have been granted prior to June 1, 2007, expire after December 31, 2009 and have an exercise price equal to or greater than $12.00. The offering period closed on June 12, 2009. On that date, 97 million options were tendered and exchanged for 43 million new options with an exercise price of $6.73 and a ratable annual vesting period over two years. The exchange program was designed so that the fair market value of the new options would not be greater than the fair market value of the options exchanged. The resulting incremental compensation expense was not material to the Company’s consolidated financial statements.

9.	Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 does not change the accounting for those instruments that were, under previous GAAP, accounted for at cost or contract value. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Under FSP 157-2, the Company has applied the measurement criteria of SFAS 157 to the remaining assets and liabilities as of the second quarter of 2009. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of July 4, 2009.

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

Level 3—Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The levels of the Company’s financial assets and liabilities that are carried at fair value were as follows:

July 4, 2009	Level 1	Level 2	Level 3	Total

Assets:
Sigma Fund securities:
U.S. government and agency obligations	$—	$2,086	$—	$2,086
Corporate bonds	—	1,241	62	1,303
Asset-backed securities	—	83	10	93
Mortgage-backed securities	—	71	8	79
Available-for-sale securities:
U.S. government and agency obligations	—	26	—	26
Corporate bonds	—	13	—	13
Asset-backed securities	—	1	—	1
Mortgage-backed securities	—	3	—	3
Common stock and equivalents	78	—	—	78
Derivative assets	—	21	—	21
Liabilities:
Derivative liabilities	—	75	—	75

The following table summarizes the changes in fair value of our Level 3 assets:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Beginning balance	$109	$39	$134	$35
Transfers to Level 3	10	—	11	10
Purchases, issuances, settlements and payments received	(29)	—	(53)	—
Impairment losses recognized on Sigma Fund investments included Other income (expense)	—	—	(1)	(4)
Mark-to-market on Sigma Fund investments included in Other income (expense)	(10)	—	(11)	—
Unrealized losses in Sigma Fund investments included in Accumulated other comprehensive income (loss)	—	4	—	2

Ending balance	$80	$43	$80	$43

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

At July 4, 2009, the Company has $373 million of investments in money market mutual funds classified as Cash and cash equivalents in its condensed consolidated balance sheets. The money market funds have quoted market prices that are generally equivalent to par.

10.	Long-term Customer Financing and Sales of Receivables

Long-term Customer Financing

Long-term receivables consist of trade receivables with payment terms greater than twelve months, long-term loans and lease receivables under sales-type leases. Long-term receivables consist of the following:

	July 4,	December 31,
	2009	2008

Long-term receivables	$110	$169
Less allowance for losses	(3)	(7)

	107	162
Less current portion	(37)	(110)

Non-current long-term receivables, net	$70	$52

The current portion of long-term receivables is included in Accounts receivable and the non-current portion of long-term receivables is included in Other assets in the Company’s condensed consolidated balance sheets.

Certain purchasers of the Company’s infrastructure equipment may request that the Company provide long-term financing (defined as financing with terms greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $343 million and $370 million at July 4, 2009 and December 31, 2008, respectively. Of these amounts, $14 million and $266 million were supported by letters of credit or by bank commitments to purchase long-term receivables at July 4, 2009 and December 31, 2008, respectively.

In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $30 million and $43 million at July 4, 2009 and December 31, 2008, respectively (including $22 million and $23 million at July 4, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million and $6 million at July 4, 2009 and December 31, 2008, respectively (including $1 million and $4 million at July 4, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables).

Sales of Receivables

From time to time, the Company sells accounts receivable and long-term receivables in transactions that qualify as “true-sales”. Certain of these accounts receivable and long-term receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed annually. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.

At July 4, 2009, the Company had $200 million of committed revolving facilities for the sale of accounts receivable, of which $107 million was utilized. At December 31, 2008, the Company had $532 million of committed revolving facilities for the sale of accounts receivable, of which $497 million was utilized. During the first quarter of 2009, a $400 million committed accounts receivable facility expired and was not renewed. During the second quarter of 2009, a

$132 million committed accounts receivable facility was terminated. In June 2009, the Company initiated a new $200 million committed revolving domestic accounts receivable facility.

In addition, as of December 31, 2008, the Company had $435 million of committed facilities associated with the sale of long-term financing receivables for a single customer, of which $262 was utilized. At July 4, 2009, the Company had no significant committed facilities for the sale of long-term receivables.

Total sales of accounts receivable and long-term receivables were $367 million and $921 million during the three month periods ended July 4, 2009 and June 28, 2008, respectively, and $626 million and $1.7 billion for the six month periods ended July 4, 2009 and June 28, 2008, respectively. At July 4, 2009, the Company retained servicing obligations for $233 million of sold accounts receivables and $369 million of long-term receivables compared to $621 of accounts receivables and $400 million of long-term receivables at December, 31, 2008.

Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company’s total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $22 million and $23 million at July 4, 2009 and December 31, 2008, respectively.

11. Commitments and Contingencies

Legal

The Company is a defendant in various suits, claims and investigations that arise in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operations.

Other

The Company is also a party to a variety of agreements pursuant to which it is obligated to indemnify the other party with respect to certain matters. Some of these obligations arise as a result of divestitures of the Company’s assets or businesses and require the Company to hold the other party harmless against losses arising from the settlement of these pending obligations. The total amount of indemnification under these types of provisions is $151 million, of which the Company accrued $55 million at July 4, 2009 for potential claims under these provisions.

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

12. Segment Information

The Company reports financial results for the following operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems, including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the “network business”).

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”).

The following table summarizes the Net sales and Operating earnings (loss) by operating business segment:

			Operating Earnings
	Net Sales		(Loss)
	July 4,	June 28,	July 4,	June 28,
Three Months Ended	2009	2008	2009	2008

Mobile Devices	$1,829	$3,334	$(253)	$(346)
Home and Networks Mobility	2,001	2,738	153	245
Enterprise Mobility Solutions	1,685	2,042	227	377

	5,515	8,114	127	276
Other and Eliminations	(18)	(32)	(117)	(271)

Net sales	$5,497	$8,082

Operating earnings (loss)			10	5
Total other income (expense)			23	(63)

Earnings (loss) from continuing operations before income taxes			$33	$(58)

			Operating Earnings
	Net Sales		(Loss)
	July 4,	June 28,	July 4,	June 28,
Six Months Ended	2009	2008	2009	2008

Mobile Devices	$3,630	$6,633	$(762)	$(764)
Home and Networks Mobility	3,992	5,121	268	398
Enterprise Mobility Solutions	3,284	3,848	383	627

	10,906	15,602	(111)	261
Other and Eliminations	(38)	(72)	(328)	(525)

Net sales	$10,868	$15,530

Operating earnings (loss)			(439)	(264)
Total other income (expense)			38	(51)

Loss from continuing operations before income taxes			$(401)	$(315)

The Operating loss in Other and Eliminations consists of the following:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Amortization of intangible assets	$70	$81	$141	$164
Share-based compensation expense(1)	50	74	111	143
Corporate expenses(2)	46	51	100	124
Reorganization of business charges	6	8	31	17
Separation-related transaction costs	—	20	—	20
Legal settlements	(55)	37	(55)	57

	$117	$271	$328	$525

(1)	Primarily comprised of: (i) compensation expense related to the Company’s employee stock options, stock appreciation rights and employee stock purchase plans, and (ii) compensation expenses related to the restricted stock and restricted stock units granted to the corporate employees.

(2)	Primarily comprised of: (i) general corporate-related expenses, (ii) various corporate programs, representing developmental businesses and research and development projects, which are not included in any reporting segment, and (iii) the Company’s wholly-owned finance subsidiary.

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

2009 Charges

During the six months ended July 4, 2009, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all regions.

During the three months ended July 4, 2009, the Company recorded net reorganization of business charges of $58 million, including $9 million of charges in Costs of sales and $49 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $58 million are charges of $60 million for employee separation costs, $18 million for exit costs and $1 million for fixed asset impairment charges, partially offset by $21 million of reversals for accruals no longer needed.

During the six months ended July 4, 2009, the Company recorded net reorganization of business charges of $262 million, including $55 million of charges in Costs of sales and $207 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $262 million are charges of $264 million for employee separation costs, $22 million for exit costs and $18 million for fixed asset impairment charges, partially offset by $42 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

July 4, 2009	Three Months Ended	Six Months Ended

Mobile Devices	$33	$161
Home and Networks Mobility	12	33
Enterprise Mobility Solutions	7	37

	52	231
Corporate	6	31

	$58	$262

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to July 4, 2009:

	Accruals at				Accruals at
	January 1,	Additional		Amount	July 4,
	2009	Charges	Adjustments(1)	Used	2009

Exit costs	$80	$22	$(8)	$(38)	$56
Employee separation costs	170	264	(33)	(276)	125

	$250	$286	$(41)	$(314)	$181

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The additional 2009 charges of $22 million are primarily related to the exit of leased facilities and contractual termination costs, both within the Mobile Devices segment. The adjustments of $8 million reflect: (i) $7 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments. The $38 million used in 2009 reflects cash payments. The remaining accrual of $56 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 4, 2009, represents future cash payments primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $264 million represent severance costs for approximately an additional 6,800 employees, of which 2,200 are direct employees and 4,600 are indirect employees.

The adjustments of $33 million reflect $35 million of reversals of accruals no longer needed, partially offset by $2 million of translation adjustments.

During the six months ended July 4, 2009, approximately 7,200 employees, of which 2,900 were direct employees and 4,300 were indirect employees, were separated from the Company. The $276 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $125 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 4, 2009, is expected to be paid to approximately 1,600 separated employees in 2009.

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

The following table displays the net charges incurred by business segment:

June 28, 2008	Three Months Ended	Six Months Ended

Mobile Devices	$6	$77
Home and Networks Mobility	3	23
Enterprise Mobility Solutions	3	12

	12	112
Corporate	8	17

	$20	$129

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

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The additional 2008 charges of $5 million were primarily related to contractual termination costs of a planned exit of outsourced design activities. The adjustments of $2 million reflect $3 million of reversals of accruals no longer needed, partially offset by $1 million of translation adjustments. The $11 million used in 2008 reflects cash payments. The remaining accrual of $34 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 28, 2008, represented future cash payments primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $154 million represented severance costs for approximately an additional 3,000 employees, of which 1,300 were direct employees and 1,700 were indirect employees.

The adjustments of $18 million reflect $27 million of reversals of accruals no longer needed, partially offset by $9 million of translation adjustments. The $27 million of reversals represent approximately 200 employees.

During the six months ended June 28, 2008, approximately 3,000 employees, of which 1,500 were direct employees and 1,500 were indirect employees, were separated from the Company. The $152 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $177 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 28, 2008, was expected to be paid to approximately 2,600 during the second half of 2008. Since that time, $128 million has been paid to approximately 2,300 separated employees and $46 million was reversed.

14. Acquisitions related Intangibles

Intangible Assets

Amortized intangible assets were comprised of the following:

	July 4, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Completed technology	$1,121	$710	$1,127	$633
Patents	288	151	292	125
Customer-related	276	125	277	104
Licensed technology	130	120	129	118
Other intangibles	149	131	150	126

	$1,964	$1,237	$1,975	$1,106

Amortization expense on intangible assets, which is included within Other and Eliminations, was $70 million and $81 million for the three months ended July 4, 2009 and June 28, 2008, respectively, and $141 million and $164 million for the six months ended July 4, 2009 and June 28, 2008, respectively. As of July 4, 2009, annual amortization expense is estimated to be $278 million for 2009, $256 million in 2010, $242 million in 2011, $49 million in 2012 and $29 million in 2013.

Amortized intangible assets, excluding goodwill, by business segment:

	July 4, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Mobile Devices	$45	$45	$45	$45
Home and Networks Mobility	712	544	722	522
Enterprise Mobility Solutions	1,207	648	1,208	539

	$1,964	$1,237	$1,975	$1,106

Goodwill

The following tables display a rollforward of the carrying amount of goodwill from January 1, 2009 to July 4, 2009, by business segment:

	January 1,			July 4,
	2009	Adjustments(1)	Dispositions	2009

Home and Networks Mobility	$1,409	$(3)	$—	$1,406
Enterprise Mobility Solutions	1,428	(1)	(11)	1,416

	$2,837	$(4)	$(11)	$2,822

(1)	Includes translation adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This commentary should be read in conjunction with the Company’s condensed consolidated financial statements for the three and six months ended July 4, 2009 and June 28, 2008, as well as the Company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the Company’s Form 10-K for the year ended December 31, 2008.

Executive Overview

What businesses are we in?

Motorola reports financial results for the following operating business segments:

•	The Mobile Devices segment designs, manufactures, sells and services wireless handsets with integrated software and accessory products, and licenses intellectual property. In the second quarter of 2009, the segment’s net sales were $1.8 billion, representing 33% of the Company’s consolidated net sales.

•	The Home and Networks Mobility segment designs, manufactures, sells, installs and services: (i) digital video, Internet Protocol video and broadcast network interactive set-tops (“digital entertainment devices”), end-to-end video delivery systems, broadband access infrastructure platforms, and associated data and voice customer premise equipment to cable television and telecom service providers (collectively, referred to as the “home business”), and (ii) wireless access systems, including cellular infrastructure systems and wireless broadband systems, to wireless service providers (collectively, referred to as the “network business”). In the second quarter of 2009, the segment’s net sales were $2.0 billion, representing 36% of the Company’s consolidated net sales.

•	The Enterprise Mobility Solutions segment designs, manufactures, sells, installs and services analog and digital two-way radio, voice and data communications products and systems for private networks, wireless broadband systems and end-to-end enterprise mobility solutions to a wide range of enterprise markets, including government and public safety agencies (which, together with all sales to distributors of two-way communication products, are referred to as the “government and public safety market”), as well as retail, energy and utilities, transportation, manufacturing, healthcare and other commercial customers (which, collectively, are referred to as the “commercial enterprise market”). In the second quarter of 2009, the segment’s net sales were $1.7 billion, representing 31% of the Company’s consolidated net sales.

Second-Quarter Summary

•	Net Sales were $5.5 Billion: Our net sales were $5.5 billion in the second quarter of 2009, down 32% compared to net sales of $8.1 billion in the second quarter of 2008. Compared to the year-ago quarter, net sales decreased 45% in the Mobile Devices segment, decreased 27% in the Home and Networks Mobility segment and decreased 17% in the Enterprise Mobility Solutions segment.

•	Operating Earnings were $10 Million: We had operating earnings of $10 million in the second quarter of 2009, compared to operating earnings of $5 million in the second quarter of 2008. Operating margin was 0.2% of net sales in the second quarter of 2009, compared to 0.1% of net sales in the second quarter of 2008.

•	Earnings from Continuing Operations were $26 Million, or $0.01 per Share: We had net earnings from continuing operations of $26 million, or $0.01 per diluted common share, in the second quarter of 2009, compared to a net loss from continuing operations of $4 million, or $0.00 per diluted common share, in the second quarter of 2008.

•	Handset Shipments were 14.8 Million Units: We shipped 14.8 million handsets in the second quarter of 2009, a 47% decrease compared to shipments of 28.1 million handsets in the second quarter of 2008, and a 1% increase sequentially compared to shipments of 14.7 million handsets in the first quarter of 2009.

•	Second-Quarter Global Handset Market Share Estimated at 5.5%: We estimate our share of the global handset market in the second quarter of 2009 was approximately 5.5%, a decrease of approximately 4 percentage points versus the second quarter of 2008 and a decrease of approximately half a percentage point versus the first quarter of 2009.

•	Digital Entertainment Device Shipments were 3.7 Million: We shipped 3.7 million digital entertainment devices in the second quarter of 2009, a decrease of 26% compared to shipments of 5.1 million devices in the second quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Operating Cash Flow of $150 Million: We generated net cash from operating activities of $150 million in the second quarter of 2009, compared to generating $204 million of net cash from operating activities in the second quarter of 2008. During the first half of 2009, the Company used $864 million of net cash for operating activities, compared to $139 million of cash used during the first half of 2008.

Net sales for each of our business segments were as follows:

•	In Mobile Devices: Net sales were $1.8 billion in the second quarter of 2009, a decrease of 45% compared to net sales of $3.3 billion in the second quarter of 2008. The decrease in net sales was primarily driven by a 47% decrease in unit shipments, partially offset by a 5% increase in average selling price (“ASP”). On a geographic basis, net sales decreased substantially in all regions. On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies, partially offset by an increase in net sales for iDEN technologies.

•	In Home and Networks Mobility: Net sales were $2.0 billion in the second quarter of 2009, a decrease of 27% compared to net sales of $2.7 billion in the second quarter of 2008. On a geographic basis, net sales decreased substantially in Asia and Latin America, and to a lesser extent, decreased in North America and the Europe, Middle East and Africa region (“EMEA”). The decrease in net sales reflects a 27% decrease in net sales in the networks business and a 26% decrease in net sales in the home business.

•	In Enterprise Mobility Solutions: Net sales were $1.7 billion in the second quarter of 2009, a decrease of 17% compared to net sales of $2.0 billion in the second quarter of 2008. On a geographic basis, net sales decreased in North America, EMEA, and Latin America and increased in Asia. The decrease in net sales reflects a 28% decrease in net sales to the commercial enterprise market and a 13% decrease in net sales to the government and public safety market.

Looking Forward

Challenging economic conditions around the world have impacted many of our customers and consumers, resulting in reduced demand in many of our businesses. In the second quarter, although sales remained substantially below year ago levels, we began to see some stabilization in global economic conditions. For the longer term, the fundamental trend regarding the dissolution of boundaries between the home, work and mobility continues to evolve. We believe our focus on designing and delivering differentiated wired and wireless communications products, unique experiences and powerful networks, as well as complementary support services, will enable consumers to have a broader choice of when, where and how they connect to people, information and entertainment. While many markets we serve will have little to no growth, or even contraction, in 2009, there still remain large numbers of businesses and consumers around the world who have yet to experience the benefits of converged wireless communications, mobility and the Internet. As economies, financial markets and business conditions improve, this will present new opportunities to extend our brand, to market our products and services and to pursue profitable growth.

In our Mobile Devices business, we expect the overall global handset market to remain intensely competitive, with lower total demand in 2009 than in 2008 due to the continued adverse economic environment around the world. Our strategy is focused on simplifying our product platforms, enhancing our smartphone portfolio, reducing our cost structure and strengthening our position in priority markets. We expect our transition to a more competitive portfolio will show progress by the fourth quarter of 2009, as we introduce our Android-based smartphones, and continue in 2010. Looking ahead to the next year, the majority of our new devices will be smartphones as we expand Android across a broader set of price points and address a wider set of customers. Priority markets will include North America, Latin America and parts of Asia, including China. We have also increased our focus on our accessories portfolio to deliver complete mobile experiences and to complement our handset features and functionalities. We have implemented cost-reduction initiatives to ensure that we have a more competitive cost structure. These actions will accelerate our speed to market with new products, allow us to offer richer consumer experiences and improve our financial performance.

In our Home and Networks Mobility business, we are focused on delivering personalized media experiences to consumers at home and on-the-go and enabling service providers to operate their networks more efficiently and profitably. We will build on our market leading position in digital entertainment devices and video delivery systems to capitalize on demand for high definition TV, personalized video services, broadband connectivity and higher speed. Due to economic conditions, demand is slowing in 2009 in the home business’ addressable market, particularly in the U.S. We continue to invest in next-generation wireless technologies with our WiMAX and LTE systems. Globally, we support a footprint of WiMAX customers and expect $500 to $600 million in WiMAX product sales in 2009. We expect the overall 2G and 3G wireless infrastructure market to decline in 2009 compared to 2008 and to remain highly competitive. The Home and Networks Mobility business will continue to optimize its cost structure and will continue to make investments in next-generation technologies commensurate with opportunities for profitable growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Enterprise Mobility Solutions business, we have market leading positions in both mission-critical and business critical communications solutions. We continue to develop next-generation products and solutions for our government and public safety and commercial enterprise customers. We believe that our government and public safety customers will continue to place a high priority on mission-critical communications and homeland security solutions. Our focus is on the innovation and delivery of products that meet our customers’ needs, such as the second-quarter introduction of our new APX 7000 Project 25 two-way radio, which has multi-band functionality that provides instant interoperability between first responders, improves officer coordination and response time and delivers loud, clear audio in a rugged, ergonomic form factor. Our focus for our commercial enterprise customers is to meet their needs for two-way communication, converged communications and solutions that increase worker mobility and productivity, as well as enhance end user experiences. Commercial enterprise customers continue to face challenging, yet somewhat stabilizing economic conditions, which will likely lead to lower spending by customers in the commercial enterprise market for the full year 2009 as compared to 2008. In the government and public safety market, while we are currently experiencing stable levels of demand, budget constraints could impact the timing and volume of purchases by our customers, resulting in lower spending for the full year 2009 compared to 2008. We believe that our comprehensive portfolio of products and services and market leadership make our Enterprise Mobility Solutions business well-positioned to meet these challenges.

In February 2009, the American Recovery and Reinvestment Act of 2009 became law. This stimulus package implements nearly $800 billion of spending and investment by the U.S. Federal government, including spending in areas of infrastructure and technology, which may benefit our customers and, consequently, Motorola. Other governments around the world are implementing similar stimulus packages. These stimulus packages present opportunities for Motorola in terms of equipment sales and tax incentives. In 2009, we expect these stimulus packages to largely provide funding for the continuation of existing projects and procurement plans that may have otherwise been delayed or suspended due to budget shortfalls. We will continue to monitor these activities and partner with our customers to drive these opportunities.

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

The Company remains very focused on the strength of its balance sheet and its overall liquidity position. For the remainder of 2009, operating cash flow improvement, working capital management and preservation of total cash will continue to be major focuses for the Company. We will continue to direct our available funds, including the Sigma Fund investments, primarily into cash or very highly-rated, short-term securities. During the first half of 2009, the Company repatriated in excess of $1.6 billion in funds from international jurisdictions to the U.S. with minimal cash tax cost. As appropriate, the Company expects to continue to repatriate funds with minimal cash tax cost during the remainder of 2009. The Company believes it has more than sufficient liquidity to operate its business.

We conduct our business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors into markets we serve, and frequent consolidations among our customers and competitors, among other matters, can introduce volatility into our businesses. We face a challenging global economic environment with reduced visibility and slowing demand. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world. As we execute on meeting these objectives, we remain focused on taking the necessary action to design and deliver differentiated and innovative products and services that will advance the way the world connects by simplifying and personalizing communications and enhancing mobility.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Three Months Ended				Six Months Ended
	July 4,	% of	June 28,	% of	July 4,	% of	June 28,	% of
(Dollars in millions, except per share amounts)	2009	Sales	2008	Sales	2009	Sales	2008	Sales

Net sales	$5,497		$8,082		$10,868		$15,530
Costs of sales	3,787	68.9%	5,757	71.2%	7,662	70.5%	11,060	71.2%

Gross margin	1,710	31.1%	2,325	28.8%	3,206	29.5%	4,470	28.8%

Selling, general and administrative expenses	822	15.0%	1,115	13.8%	1,691	15.6%	2,298	14.8%
Research and development expenditures	775	14.1%	1,048	13.0%	1,622	14.9%	2,102	13.5%
Other charges	103	1.9%	157	1.9%	332	3.1%	334	2.2%

Operating earnings (loss)	10	0.2%	5	0.1%	(439)	(4.0)%	(264)	(1.7)%

Other income (expense):
Interest expense, net	(30)	(0.5)%	(10)	(0.1)%	(65)	(0.6)%	(12)	(0.1)%
Gains on sales of investments and businesses, net	30	0.5%	39	0.5%	10	0.1%	58	0.4%
Other	23	0.4%	(92)	(1.2)%	93	0.9%	(97)	(0.6)%

Total other income (expense)	23	0.4%	(63)	(0.8)%	38	0.3%	(51)	(0.3)%

Earnings (loss) from continuing operations before income taxes	33	0.6%	(58)	(0.7)%	(401)	(3.7)%	(315)	(2.0)%
Income tax benefit	(2)	(0.0)%	(55)	(0.7)%	(148)	(1.4)%	(122)	(0.8)%

	35	0.6%	(3)	0.0%	(253)	(2.3)%	(193)	(1.2)%
Less: Earnings (loss) attributable to noncontrolling interests	9	0.1%	(7)	(0.0)%	12	0.1%	(3)	0.0%

Earnings (loss) from continuing operations*	26	0.5%	4	0.0%	(265)	(2.4)%	(190)	(1.2)%
Earnings from discontinued operations, net of tax	—	—%	—	—%	60	0.5%	—	—%

Net earnings (loss)	$26	0.5%	$4	0.0%	$(205)	(1.9)%	$(190)	(1.2)%

Earnings (loss) per diluted common share:
Continuing operations	$0.01		$0.00		$(0.12)		$(0.08)
Discontinued operations	—		—		0.03		—

	$0.01		$0.00		$(0.09)		$(0.08)

*	Amounts attributable to Motorola, Inc. common shareholders.

Results of Operations—Three months ended July 4, 2009 compared to three months ended June 28, 2008

Net Sales

Net sales were $5.5 billion in the second quarter of 2009, down 32% compared to net sales of $8.1 billion in the second quarter of 2008. The decrease in net sales reflects: (i) a $1.5 billion, or 45%, decrease in net sales in the Mobile Devices segment, (ii) a $737 million, or 27%, decrease in net sales in the Home and Networks Mobility segment, and (iii) a $357 million, or 17%, decrease in net sales in the Enterprise Mobility Solutions segment. The 45% decrease in net sales in the Mobile Devices segment was primarily driven by a 47% decrease in unit shipments, partially offset by a 5% increase in ASP. The 27% decrease in net sales in the Home and Networks Mobility segment reflects a 27% decrease in net sales in the networks business and a 26% decrease in net sales in the home business. The 17% decrease in net sales in the Enterprise Mobility Solutions segment reflects a 28% decrease in net sales to the commercial enterprise market and a 13% decrease in net sales to the government and public safety market.

Gross Margin

Gross margin was $1.7 billion, or 31.1% of net sales, in the second quarter of 2009, compared to $2.3 billion, or 28.8% of net sales, in the second quarter of 2008. The decrease in gross margin reflects lower gross margin in all segments. The decrease in gross margin in the Mobile Devices segment was primarily driven by the 45% decrease in net sales. The decrease in gross margin in the Enterprise Mobility Solutions segment was primarily driven by: (i) the 17% decrease in net sales, and (ii) an unfavorable product mix. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to the 27% decrease in net sales, partially offset by a favorable product mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in gross margin as a percentage of net sales in the second quarter of 2009 compared to the second quarter of 2008 was primarily driven by an increase in gross margin percentage in the Home and Networks Mobility segment, partially offset by a decrease in gross margin percentage in the Mobile Devices and Enterprise Mobility Solutions segments. The Company’s overall gross margin as a percentage of net sales can be impacted by the proportion of overall net sales generated by its various businesses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 26% to $822 million, or 15.0% of net sales, in the second quarter of 2009, compared to $1.1 billion, or 13.8% of net sales, in the second quarter of 2008. The decrease in SG&A expenses reflects lower SG&A expenses in all segments. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decreases in the Enterprise Mobility Solutions and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives. SG&A expenses as a percentage of net sales increased in the Home and Networks Mobility and Enterprise Mobility Solutions segments and decreased in the Mobile Devices segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 26% to $775 million, or 14.1% of net sales, in the second quarter of 2009, compared to $1.0 billion, or 13.0% of net sales, in the second quarter of 2008. The decrease in R&D expenditures reflects lower R&D expenditures in all segments. The decreases in all segments were primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net sales increased in all segments. The Company participates in very competitive industries with constant changes in technology and, accordingly, the Company continues to believe that a strong commitment to R&D is required to drive long-term growth.

Other Charges

The Company recorded net charges of $103 million in Other charges in the second quarter of 2009, compared to net charges of $157 million in the second quarter of 2008. The charges in the second quarter of 2009 include: (i) $70 million of charges relating to the amortization of intangibles, (ii) $49 million of net reorganization of business charges included in Other charges, and (iii) $39 million of charges related to a facility impairment, partially offset by income of $55 million related to collections received on a legal settlement. The charges in the second quarter of 2008 included: (i) $81 million of charges relating to the amortization of intangibles, (ii) $37 million of charges related to a legal settlement, (iii) $20 million of transaction costs related to the proposed separation of the Company, and (iv) $19 million of net reorganization of business charges included in Other charges. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $30 million in the second quarter of 2009, compared to net interest expense of $10 million in the second quarter of 2008. Net interest expense in the second quarter of 2009 includes interest expense of $49 million, partially offset by interest income of $19 million. Net interest expense in the second quarter of 2008 included interest expense of $74 million, partially offset by interest income of $64 million. The increase in net interest expense is primarily attributed to lower interest income due to the decrease in average cash, cash equivalents and Sigma Fund balances in the second quarter of 2009 compared to the second quarter of 2008 and the significant decrease in short-term interest rates, partially offset by lower interest expense due to a decrease in the Company’s level of outstanding debt.

Gains on Sales of Investments and Businesses

The gain on sales of investments and businesses was $30 million in the second quarter of 2009, compared to gains of $39 million in the second quarter of 2008. In the second quarter of 2009 the net gain was primarily comprised of: (i) a gain attributable to the disposition of a single business, and (ii) gains related to sales of certain of the Company’s equity investments. In the second quarter of 2008 the net gain primarily related to sales of certain of the Company’s equity investments, of which $29 million of the gain was attributed to a single investment.

Other

Net income classified as Other, as presented in Other income (expense), was $23 million in the second quarter of 2009, compared to net charges of $92 million in the second quarter of 2008. The net income in the second quarter of 2009 was primarily comprised of a $68 million mark-to-market increase in the value of Sigma Fund investments, partially offset by: (i) $34 million of foreign currency expense, and (ii) $26 million of investment impairment charges. The net charges in the second quarter of 2008 were primarily comprised of $116 million of investment impairment charges, of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

which $83 million of charges were attributed to a single strategic investment, partially offset by $13 million of foreign currency gains.

Effective Tax Rate

The Company recorded $2 million of net tax benefits in the second quarter of 2009, compared to $55 million of net tax benefits in the second quarter of 2008. During the second quarter of 2009, the Company’s net tax benefit was favorably impacted by a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained, and tax benefits on reorganization of business charges. The Company’s net tax benefit was unfavorably impacted by non-cash tax charges to increase deferred tax valuation allowances, tax charges on collections received from a legal settlement, a mark-to-market increase on the value of Sigma Fund investments and adjustments to software and silicon platform consolidation reserves, as well as a facility impairment charge for which the Company recorded no net tax benefit. The Company’s effective tax rate, excluding these items, was 44%.

During the second quarter of 2008, the Company’s net tax benefit was favorably impacted by a reduction in unrecognized tax benefits, as well as a net tax benefit on a legal settlement, transaction-related costs and restructuring charges. The Company’s net tax benefit was unfavorably impacted by a gain on a sale of an investment, and an investment impairment charge for which the Company recorded no net tax benefit. The Company’s effective tax rate, excluding these items, was 34%.

Earnings (loss) from Continuing Operations

The Company had net earnings from continuing operations before income taxes of $33 million in the second quarter of 2009, compared with a net loss from continuing operations before income taxes of $58 million in the second quarter of 2008. After taxes, and excluding Earnings (loss) attributable to noncontrolling interests, the Company had net earnings from continuing operations of $26 million, or $0.01 per diluted share, in the second quarter of 2009, compared to a net earnings from continuing operations of $4 million, or $0.00 per diluted share, in the second quarter of 2008.

Results of Operations—Six months ended July 4, 2009 compared to six months ended June 28, 2008

Net Sales

Net sales were $10.9 billion in the first half of 2009, down 30% compared to net sales of $15.5 billion in the first half of 2008. The decrease in net sales reflects: (i) a $3.0 billion, or 45%, decrease in net sales in the Mobile Devices segment, (ii) a $1.1 billion, or 22%, decrease in net sales in the Home and Networks Mobility segment, and (iii) a $564 million, or 15%, decrease in net sales in the Enterprise Mobility Solutions segment. The 45% decrease in net sales in the Mobile Devices segment was primarily driven by a 47% decrease in unit shipments, partially offset by a 4% increase in ASP. The 22% decrease in net sales in the Home and Networks Mobility segment reflects a 24% decrease in net sales in the networks business and a 20% decrease in net sales in the home business. The 15% decrease in the Enterprise Mobility Solutions segment net sales reflects a 27% decline in net sales to the commercial enterprise market and a 10% decline in net sales to the government and public safety market.

Gross Margin

Gross margin was $3.2 billion, or 29.5% of net sales, in the first half of 2009, compared to $4.5 billion, or 28.8% of net sales, in the first half of 2008. The decrease in gross margin reflects lower gross margin in all segments. The decrease in gross margin in the Mobile Devices segment was primarily driven by the 45% decrease in net sales. The decrease in gross margin in the Enterprise Mobility Solutions segment was primarily driven by: (i) the 15% decrease in net sales, and (ii) an unfavorable product mix. The decrease in gross margin in the Home and Networks Mobility segment was primarily due to the 22% decrease in net sales, partially offset by a favorable product and regional mix.

The increase in gross margin as a percentage of net sales in the first half of 2009 compared to the first half of 2008 was primarily driven by an increase in gross margin percentage in the Home and Networks Mobility segment, partially offset by a decrease in gross margin percentage in the Mobile Devices and Enterprise Mobility Solutions segments.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 26% to $1.7 billion, or 15.6% of net sales, in the first half of 2009, compared to $2.3 billion, or 14.8% of net sales, in the first half of 2008. The decrease in SG&A expenses reflects lower SG&A expenses in all segments. The decrease in the Mobile Devices segment was primarily driven by lower marketing expenses and savings from cost-reduction initiatives. The decreases in the Enterprise Mobility Solutions and Home and Networks Mobility segments were primarily due to savings from cost-reduction initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SG&A expenses as a percentage of net sales increased in the Home and Networks Mobility and Enterprise Mobility Solutions segments and decreased in the Mobile Devices segment.

Research and Development Expenditures

Research and development (“R&D”) expenditures decreased 23% to $1.6 billion, or 14.9% of net sales, in the first half of 2009, compared to $2.1 billion, or 13.5% of net sales, in the first half of 2008. The decrease in R&D expenditures reflects lower R&D expenditures in all segments. The decreases in all segments were primarily due to savings from cost-reduction initiatives. R&D expenditures as a percentage of net sales increased in all segments.

Other Charges

The Company recorded net charges of $332 million in Other charges in the first half of 2009, compared to net charges of $334 million in the first half of 2008. The charges in the first half of 2009 include: (i) $207 million of net reorganization of business charges included in Other charges, (ii) $141 million of charges relating to the amortization of intangibles, and (iii) $39 million of charges related to a facility impairment, partially offset by income of $55 million related to collections received on a legal settlement. The charges in the first half of 2008 include: (i) $164 million of charges relating to the amortization of intangibles, (ii) $93 million of net reorganization of business charges included in Other charges, (iii) $57 million of charges related to legal settlements, and (iv) $20 million of transaction costs related to the proposed separation of the Company. The net reorganization of business charges are discussed in further detail in the “Reorganization of Businesses” section.

Net Interest Expense

Net interest expense was $65 million in the first half of 2009, compared to net interest expense of $12 million in the first half of 2008. Net interest expense in the first half of 2009 includes interest expense of $111 million, partially offset by interest income of $46 million. Net interest expense in the first half of 2008 included interest expense of $152 million, partially offset by interest income of $140 million. The increase in net interest expense is primarily attributed to lower interest income due to the decrease in average cash, cash equivalents and Sigma Fund balances in the first half of 2009 compared to the first half of 2008 and the significant decrease in short-term interest rates, partially offset by lower interest expense due to a decrease in the Company’s level of outstanding debt.

Gains on Sales of Investments and Businesses

The gains on sales of investments and businesses were $10 million in the first half of 2009, compared to gains of $58 million in the first half of 2008. In the first half of 2009, the net gain primarily relates to sales of certain of the Company’s equity investments, partially offset by a net loss on the sale of specific businesses. In the first half of 2008, the net gain primarily related to sales of certain of the Company’s equity investments, of which $29 million of gain was attributed to a single investment.

Other

Net income classified as Other, as presented in Other income (expense), was $93 million in the first half of 2009, compared to net charges of $97 million in the first half of 2008. The net income in the first half of 2009 was primarily comprised of: (i) a $75 million mark-to-market increase in the value of Sigma Fund investments, and (ii) a $67 million gain related to the extinguishment of a portion of the Company’s outstanding long-term debt, partially offset by: (i) $33 million of other-than-temporary investment impairment charges, and (ii) $28 million of foreign currency losses. The net charges in the first half of 2008 were primarily comprised of $138 million of investment impairment charges, of which $83 million of charges were attributed to a single strategic investment, partially offset by: (i) $24 million of gains relating to several interest rate swaps not designated as hedges, and (ii) $14 million of foreign currency gains.

Effective Tax Rate

The Company recorded $148 million of net tax benefits in the first half of 2009, compared to $122 million of net tax benefits in the first half of 2008. During the first half of 2009, the Company’s net tax benefit was favorably impacted by a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained, and tax benefits on reorganization of business charges, fixed asset impairments and exit costs. The Company’s net tax benefit was unfavorably impacted by non-cash tax charges to increase deferred tax valuation allowances, tax charges on a gain on debt repurchase, collections received on a legal settlement, a mark-to-market increase in the value of Sigma Fund investments, and adjustments to software and silicon platform consolidation reserves, as well as a facility impairment charge for which the Company recorded no net tax benefit. The Company’s effective tax rate, excluding these items, was 34%.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first half of 2008, the Company’s net tax benefit was favorably impacted by a reduction in unrecognized tax benefits for facts that now indicate the extent to which certain tax positions are more-likely-than-not of being sustained, and net tax benefits from restructuring charges, legal settlements, and transaction-related costs. The Company’s net tax benefit was unfavorably impacted by a gain on a sale of an investment, and a tax charge on derivative gains, and an investment impairment charge for which the Company recorded no net tax benefit. The Company’s effective tax rate, excluding these items, was 34%

Loss from Continuing Operations

The Company incurred a net loss from continuing operations before income taxes of $401 million in the first half of 2009, compared with a net loss from continuing operations before income taxes of $315 million in the first half of 2008. After taxes, and excluding Earnings (loss) attributable to noncontrolling interests, the Company incurred a net loss from continuing operations of $265 million, or $0.12 per diluted share, in the first half of 2009, compared to a net loss from continuing operations of $190 million, or $0.08 per diluted share, in the first half of 2008.

Earnings from Discontinued Operations

During the first quarter of 2009, the Company completed the sale of: (i) Good Technology, and (ii) the biometrics business unit, which includes its Printrak trademark. After taxes, the Company had earnings from discontinued operations of $60 million, or $0.03 per diluted share, in the first half of 2009, all of which occurred during the first quarter of 2009. The Company had no such activity during the second quarter of 2009. For all other applicable prior periods, the operating results of these businesses have not been reclassified as discontinued operations, since the results are not material to the Company’s condensed consolidated financial statements.

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

The Company expects to realize cost-saving benefits of approximately $196 million during the remaining six months of 2009 from the plans that were initiated during the first half of 2009, representing: (i) $38 million of savings in Costs of sales, (ii) $87 million of savings in R&D expenditures, and (iii) $71 million of savings in SG&A expenses. Beyond 2009, the Company expects the reorganization plans initiated during the first half of 2009 to provide annualized cost savings of approximately $404 million, representing: (i) $78 million of savings in Cost of sales, (ii) $179 million of savings in R&D expenditures, and (iii) $147 million of savings in SG&A expenses.

2009 Charges

During the first half of 2009, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs. All three of the Company’s business segments, as well as corporate functions, are impacted by these plans, with the majority of the impact in the Mobile Devices segment. The employees affected are located in all regions.

During the second quarter of 2009, the Company recorded net reorganization of business charges of $58 million, including $9 million of charges in Costs of sales and $49 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $58 million are charges of $60 million for employee separation costs, $18 million for exit costs and $1 million for fixed asset impairment charges, partially offset by $21 million of reversals for accruals no longer needed.

During the first half of 2009, the Company recorded net reorganization of business charges of $262 million, including $55 million of charges in Costs of sales and $207 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $262 million are charges of $264 million for

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

employee separation costs, $22 million for exit costs and $18 million for fixed asset impairment charges, partially offset by $42 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

July 4, 2009	Three Months Ended	Six Months Ended

Mobile Devices	$33	$161
Home and Networks Mobility	12	33
Enterprise Mobility Solutions	7	37

	52	231
Corporate	6	31

	$58	$262

The following table displays a rollforward of the reorganization of businesses accruals established for exit costs and employee separation costs from January 1, 2009 to July 4, 2009:

	Accruals at				Accruals at
	January 1,	Additional		Amount	July 4,
	2009	Charges	Adjustments(1)	Used	2009

Exit costs	$80	$22	$(8)	$(38)	$56
Employee separation costs	170	264	(33)	(276)	125

	$250	$286	$(41)	$(314)	$181

(1)	Includes translation adjustments.

Exit Costs

At January 1, 2009, the Company had an accrual of $80 million for exit costs attributable to lease terminations. The additional 2009 charges of $22 million are primarily related to the exit of leased facilities and contractual termination costs, both within the Mobile Devices segment. The adjustments of $8 million reflect: (i) $7 million of reversals of accruals no longer needed, and (ii) $1 million of translation adjustments. The $38 million used in 2009 reflects cash payments. The remaining accrual of $56 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 4, 2009, represents future cash payments primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2009, the Company had an accrual of $170 million for employee separation costs, representing the severance costs for approximately 2,000 employees. The 2009 additional charges of $264 million represent severance costs for approximately an additional 6,800 employees, of which 2,200 are direct employees and 4,600 are indirect employees.

The adjustments of $33 million reflect $35 million of reversals of accruals no longer needed, partially offset by $2 million of translation adjustments.

During the first half of 2009, approximately 7,200 employees, of which 2,900 were direct employees and 4,300 were indirect employees, were separated from the Company. The $276 million used in 2009 reflects cash payments to these separated employees. The remaining accrual of $125 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at July 4, 2009, is expected to be paid to approximately 1,600 separated employees in 2009.

2008 Charges

During the first half of 2008, the Company committed to implement various productivity improvement plans aimed at achieving long-term, sustainable profitability by driving efficiencies and reducing operating costs.

During the second quarter of 2008, the Company recorded net reorganization of business charges of $20 million, including $1 million of charges in Costs of sales and $19 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $20 million are charges of $41 million for employee separation costs, partially offset by $21 million of reversals for accruals no longer needed.

During the first half of 2008, the Company recorded net reorganization of business charges of $129 million, including $36 million of charges in Costs of sales and $93 million of charges under Other charges in the Company’s condensed consolidated statements of operations. Included in the aggregate $129 million are charges of $154 million for

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

employee separation costs and $5 million for exit costs, partially offset by $30 million of reversals for accruals no longer needed.

The following table displays the net charges incurred by business segment:

June 28, 2008	Three Months Ended	Six Months Ended

Mobile Devices	$6	$77
Home and Networks Mobility	3	23
Enterprise Mobility Solutions	3	12

	12	112
Corporate	8	17

	$20	$129

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

Exit Costs

At January 1, 2008, the Company had an accrual of $42 million for exit costs attributable to lease terminations. The additional 2008 charges of $5 million were primarily related to contractual termination costs of a planned exit of outsourced design activities. The adjustments of $2 million reflect $3 million of reversals of accruals no longer needed, partially offset by $1 million of translation adjustments. The $11 million used in 2008 reflects cash payments. The remaining accrual of $34 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 28, 2008, represented future cash payments primarily for lease termination obligations.

Employee Separation Costs

At January 1, 2008, the Company had an accrual of $193 million for employee separation costs, representing the severance costs for approximately 2,800 employees. The 2008 additional charges of $154 million represented severance costs for approximately an additional 3,000 employees, of which 1,300 were direct employees and 1,700 were indirect employees.

The adjustments of $18 million reflect $27 million of reversals of accruals no longer needed, partially offset by $9 million of translation adjustments. The $27 million of reversals represent approximately 200 employees.

During the first half of 2008, approximately 3,000 employees, of which 1,500 were direct employees and 1,500 were indirect employees, were separated from the Company. The $152 million used in 2008 reflects cash payments to these separated employees. The remaining accrual of $177 million, which is included in Accrued liabilities in the Company’s condensed consolidated balance sheets at June 28, 2008, was expected to be paid to approximately 2,600 during the second half of 2008. Since that time, $128 million has been paid to approximately 2,300 separated employees and $46 million was reversed.

Liquidity and Capital Resources

As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by four key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

Cash and Cash Equivalents

At July 4, 2009, the Company’s cash and cash equivalents (which are highly-liquid investments with an original maturity of three months or less) were $2.9 billion, a decrease of $183 million compared to $3.1 billion at December 31, 2008. At July 4, 2009, $562 million of this amount was held in the U.S. and $2.3 billion was held by the Company or its

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subsidiaries in other countries. At July 4, 2009, restricted cash was $367 million (including $119 million held outside the U.S.), compared to $343 million (including $279 million held outside the U.S.) at December 31, 2008.

The Company continues to analyze and review various repatriation strategies to continue to efficiently repatriate funds. The Company has approximately $2.0 billion of earnings in foreign subsidiaries that are not permanently reinvested and may be repatriated without additional U.S. federal income tax charges to the Company’s condensed consolidated statements of operations, given the U.S. federal tax provisions accrued on undistributed earnings and the utilization of available foreign tax credits. On a cash basis, these repatriations from the Company’s non-U.S. subsidiaries could require the payment of additional foreign taxes. While the Company regularly repatriates funds and a significant portion of the funds currently offshore can be repatriated quickly with minimal adverse financial impact, repatriation of some of these funds could be subject to delay for local country approvals and could have potential adverse tax consequences.

Operating Activities

In the first half of 2009, the cash used for operating activities was $864 million, compared to $139 million of cash used for operating activities in the first half of 2008. The primary contributors to the usage of cash in the first half of 2009 included: (i) a $2.2 billion decrease in accounts payable and accrued liabilities, (ii) a $203 million increase in accounts receivable, and (iii) a $117 million cash outflow due to changes in other assets and liabilities. These uses of cash were partially offset by: (i) a $990 million decrease in net inventory, (ii) a $507 million decrease in other current assets, and (iii) income from continuing operations (adjusted for non-cash items) of $162 million.

Accounts Receivable:  The Company’s net accounts receivable were $3.7 billion at July 4, 2009, compared to $3.5 billion at December 31, 2008. The increase in net accounts receivable was significantly impacted by a reduction in the volume of accounts receivable sold, as further described below. The increase in net accounts receivable reflects increases in accounts receivable in the Mobile Devices and Home and Network Mobility segments and a decrease in accounts receivable in the Enterprise Mobility Solutions segment. The Company’s businesses sell their products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of net accounts receivable can be impacted by the timing and level of sales that are made by its various businesses and by the geographic locations in which those sales are made.

The Company’s levels of net accounts receivable can also be impacted by the timing and amount of accounts receivable sold to third parties, which can vary by period and can be impacted by numerous factors. Although the Company continued to sell accounts receivable during the first half of 2009, the volume of accounts receivable sold was lower than in prior periods. The lower volume was primarily driven by the Company’s lower net sales and the Company’s decision to reduce accounts receivable sales. In addition, the availability of committed facilities to sell such accounts receivable decreased due to global economic conditions and the related tightening in the credit markets. As further described under “Sales of Receivables”, one of the Company’s committed receivables facilities expired during the first quarter of 2009 and was not renewed and another facility was terminated during the second quarter of 2009. However, the Company implemented a new committed domestic accounts receivable facility during the second quarter of 2009. During the remainder of 2009, the Company expects quarterly sales of accounts receivable in a range comparable to the second quarter of 2009.

Inventory:  The Company’s net inventory was $1.7 billion at July 4, 2009, compared to $2.7 billion at December 31, 2008. Net inventory decreased in all segments. Inventory management continues to be an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive delivery performance to its customers against the risk of inventory excess and obsolescence due to rapidly changing technology and customer spending requirements.

Accounts Payable:  The Company’s accounts payable were $2.2 billion at July 4, 2009, compared to $3.2 billion at December 31, 2008. Accounts payable decreased in all segments. The Company buys products in a variety of markets throughout the world and payment terms can vary by market type and geographic location. Accordingly, the Company’s levels of accounts payable can be impacted by the timing and level of purchases made by its various businesses and by the geographic locations in which those purchases are made.

Reorganization of Businesses:  The Company has implemented reorganization of businesses plans. Cash payments for employee severance and exit costs in connection with a number of these plans were $314 million in the first half of 2009, as compared to $163 million in the first half of 2008. Of the $181 million of reorganization of businesses accruals at July 4, 2009, $125 million relate to employee separation costs and is expected to be paid in 2009. The remaining $56 million in accruals relate to lease termination obligations that are expected to be paid over a number of years.

Benefit Plan Contributions:  During the first half of 2009, the Company contributed $80 million and $22 million to its U.S. Regular Pension Plan and non-U.S. plans, respectively. The Company does not expect to make significant additional contributions to its U.S. Regular Pension Plan during 2009. The Company has amended its U.S. Regular

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pension Plan, the Officers’ Plan and the Motorola Supplemental Pension Plan such that: (i) no participant shall accrue any benefits or additional benefits on or after March 1, 2009, and (ii) no compensation increases earned by a participant on or after March 1, 2009 shall be used to compute any accrued benefit. For the remainder of 2009, the Company expects to make additional cash contributions of approximately $30 million to its non-U.S. plans and no cash contributions to its retiree health care plan.

Investing Activities

The most significant components of the Company’s investing activities in the first half of 2009 included: (i) net proceeds from sales of Sigma Fund investments, (ii) proceeds from sales of investments and businesses, (iii) proceeds from sales of short-term investments, (iv) capital expenditures, and (v) strategic acquisitions of, or investments in, other companies.

Net cash provided by investing activities was $924 million in the first half of 2009, compared to net cash provided of $557 million in the first half of 2008. This $367 million increase was primarily due to: (i) a $163 million increase in proceeds from sales of short-term investments, (ii) a $155 million increase in proceeds from sales of investments and businesses, (iii) a $153 million decrease in cash used for acquisitions and investments, and (iv) a $94 million decrease in cash used for capital expenditures, partially offset by: (i) a $117 million decrease in cash received from net sales of Sigma Fund investments, and (ii) an $82 million decrease in distributions received from investments.

Sigma Fund:  The Company and its wholly-owned subsidiaries invest most of their U.S. dollar-denominated cash in a fund (the “Sigma Fund”) that is designed to provide investment returns similar to a money market fund. The Company received $670 million in net proceeds from sales of Sigma Fund investments in the first half of 2009, compared to $787 million in net proceeds from sales of Sigma Fund investments in the first half of 2008. The Sigma Fund aggregate balances were $3.6 billion at July 4, 2009 (including $2.1 billion held by the Company or its subsidiaries outside the U.S.), compared to $4.2 billion at December 31, 2008 (including $2.4 billion held by the Company or its subsidiaries outside the U.S.). While the Company regularly repatriates funds and a significant portion of the Sigma Fund investments currently offshore can be repatriated quickly and with minimal adverse financial impact, repatriation of some of these funds could be subject to delay and could have potential adverse tax consequences. The Company continues to analyze and review various repatriation strategies to allow for the efficient repatriation of non-U.S. funds, including Sigma Fund investments.

The Sigma Fund portfolio is managed by four independent investment management firms. The investment guidelines of the Sigma Fund require that purchased investments must be in high-quality, investment grade (rated at least A/A-1 by Standard & Poor’s or A2/P-1 by Moody’s Investors Service), U.S. dollar-denominated debt obligations, including certificates of deposit, commercial paper, government bonds, corporate bonds and asset- and mortgage-backed securities. Under the Sigma Fund’s investment policies, except for debt obligations of the U.S. treasury and U.S. agencies, no more than 5% of the Sigma Fund portfolio is to consist of debt obligations of any one issuer. The Sigma Fund’s investment policies further require that floating rate investments must have a maturity at purchase date that does not exceed thirty-six months with an interest rate that is reset at least annually. The average interest rate reset of the investments held by the funds must be 120 days or less. The actual average interest rate reset of the portfolio (excluding cash and impaired securities) was 27 days and 38 days at July 4, 2009 and December 31, 2008, respectively.

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

The fair market value of investments in the Sigma Fund was $3.6 billion at July 4, 2009, compared to $4.2 billion at December 31, 2008.

During the first half of 2009, the Company recorded gains from the change in the fair value of Sigma Fund investments of $75 million in Other income (expense) in the condensed consolidated statement of operations.

During the fourth quarter of 2008, the Company changed its accounting for changes in the fair value of investments in the Sigma Fund. Prior to the fourth quarter of 2008, the Company distinguished between declines it considered temporary and declines it considered permanent. When it became probable that the Company would not collect all amounts it was owed on a security according to its contractual terms, the Company considered the security to be impaired and recorded the permanent decline in fair value in earnings. During the first half of 2008, the Company recorded $4 million of permanent impairments of Sigma Fund investments in the condensed consolidated statement of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Declines in fair value of a security that the Company considered temporary were recorded as a component of stockholders’ equity. During the first half of 2008, the Company recorded $37 million of temporary declines in the fair value of Sigma Fund investments in its condensed consolidated statements of stockholders’ equity.

Beginning in the fourth quarter of 2008, the Company began recording all changes in the fair value of investments in the Sigma Fund in the condensed consolidated statements of operations. Accordingly, the Company recorded the cumulative loss of $101 million on investments in the Sigma Fund investments in its consolidated statement of operations during the fourth quarter of 2008. The Company determined amounts that arose in periods prior to the fourth quarter of 2008 were not material to the consolidated results of operations in those periods.

Strategic Acquisitions and Investments:  The Company used net cash for acquisitions and new investment activities of $21 million in the first half of 2009, compared to net cash used of $174 million in the first half of 2008. The cash used in the first half of 2009 was for small strategic investments across the Company. During the first half of 2008, the Company: (i) acquired a controlling interest in Vertex Standard Co. Ltd. (part of the Enterprise Mobility Solutions segment), (ii) acquired the assets related to digital cable set-top products of Zhejiang Dahua Digital Technology Co., LTD. and Hangzhou Image Silicon, known collectively as Dahua Digital (part of the Home and Networks Mobility segment), and (iii) completed the acquisition of Soundbuzz Pte. Ltd. (part of the Mobile Devices segment).

Capital Expenditures:  Capital expenditures were $137 million in the first half of 2009, compared to $231 million in the first half of 2008. The Company’s emphasis in making capital expenditures is to focus on strategic investments driven by customer demand and new design capability.

Sales of Investments and Businesses:  The Company received $226 million in net proceeds from the sales of investments and businesses in the first half of 2009, compared to proceeds of $71 million in the first half of 2008. The $226 million in proceeds in the first half of 2009 was primarily related to the sale of the biometrics business, which was sold during the first quarter of 2009. The $71 million in proceeds in the first half of 2008 were primarily comprised of net proceeds received in connection with the sales of certain of the Company’s equity investments.

Short-Term Investments:  At July 4, 2009, the Company had $45 million in short-term investments (which are highly-liquid fixed-income investments with an original maturity greater than three months but less than one year), compared to $225 million of short-term investments at December 31, 2008.

Investments:  In addition to available cash and cash equivalents, the Sigma Fund balances (current and non-current) and short-term investments, the Company views its investments as an additional source of liquidity. The majority of these securities are available-for-sale and cost-method investments in technology companies. The fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions. At July 4, 2009, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $78 million, which represented a cost basis of $54 million and a net unrealized gain of $24 million. At December 31, 2008, the Company’s available-for-sale equity securities portfolio had an approximate fair market value of $117 million, which represented a cost basis of $114 million and a net unrealized gain of $3 million.

Financing Activities

The most significant components of the Company’s financing activities in the first half of 2009 were: (i) repayment and repurchase of debt, (ii) payment of dividends, (iii) issuance of common stock, and (iv) repayment of short-term borrowings.

Net cash used for financing activities was $235 million in the first half of 2009, compared to $485 million used in the first half of 2008. Cash used for financing activities in the first half of 2009 was primarily: (i) $129 million of cash used for the repurchase of debt, (ii) $114 million of cash used to pay dividends, and (iii) $54 million of net cash used for the repayment of short-term borrowings, partially offset by $56 million of net cash received from the issuance of common stock in connection with the Company’s employee stock option plans and employee stock purchase plan.

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

Short-Term Debt:  At July 4, 2009, the Company’s outstanding notes payable and current portion of long-term debt was $40 million, compared to $92 million at December 31, 2008. Net cash used for the repayment of short-term

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

borrowings was $54 million in the first half of 2009, compared to repayment of $81 million of short-term borrowings in the first half of 2008. At July 4, 2009 and December 31, 2008, the Company had no commercial paper outstanding.

Long-Term Debt:  At July 4, 2009, the Company had outstanding long-term debt of $3.9 billion, compared to $4.1 billion at December 31, 2008. Although the Company believes that it will be able to maintain sufficient access to the capital markets, the current volatility and reduced liquidity in the financial markets may result in periods of time when access to the capital markets is limited for all issuers. Further, as a “split rated credit”, the Company’s ability to issue long-term debt may be limited. The market into which split rated debt is offered can be very volatile and can be unavailable for periods of time. As a result, it may be more difficult for the Company to quickly access the long-term debt market and any debt issued may be more costly, which may impact the Company’s financial and operating flexibility.

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

Share Repurchase Program:  During the first half of 2009, the Company did not repurchase any of its common shares. During the first half of 2008, the Company paid an aggregate of $138 million, including transaction costs, to repurchase 9.0 million shares at an average price of $15.32, all of which were repurchased during the first quarter of 2008.

Through actions taken in July 2006 and March 2007, the Board of Directors had authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period of time. This authorization expired in June 2009 and was not renewed. The Company has not repurchased any shares since the first quarter of 2008. All repurchased shares have been retired.

Payment of Dividends:  During the first half of 2009, the Company paid $114 million in cash dividends to holders of its common stock, all of which was paid during the first quarter of 2009, related to the payment of a dividend declared in November 2008. In February 2009, the Company announced that its Board of Directors suspended the declaration of quarterly dividends on the Company’s common stock. Currently, the Company does not expect to pay any additional cash dividends during the remainder of 2009.

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

Name of	Long-Term	Commercial
Rating Agency	Debt Rating	Paper Rating	Date and Recent Actions Taken

Fitch	BBB-	F-3	February 3, 2009, downgraded long-term debt to BBB- (negative outlook) from BBB (negative outlook) and downgraded short-term debt to F-3 (negative outlook) from F-2 (negative outlook).

Moody’s	Baa3	P-3	February 3, 2009, downgraded long-term debt to Baa3 (negative outlook) from Baa2 (review for downgrade) and downgraded short-term debt to P-3 (negative outlook) from P-2 (review for downgrade).

S&P	BB+	—	December 5, 2008, downgraded long-term debt to BB+ (stable outlook) from BBB (credit watch negative) and withdrew the rating on commercial paper.

Since the Company has investment grade ratings from Fitch and Moody’s and a non-investment grade rating from S&P, it is referred to as a “split rated credit”.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Facilities

In June 2009, the Company elected to amend its domestic syndicated revolving credit facility (as amended from time to time, the “Credit Facility”) that is scheduled to mature in December 2011. In light of ongoing uncertainties in the macroeconomic environment and resulting capital market dislocations, the Company believed it was prudent to restructure the Credit Facility to facilitate ongoing access to incremental liquidity. As part of the amendment, the Company reduced the size of the Credit Facility to the lesser of: (1) $1.5 billion, or (2) an amount determined based on eligible domestic accounts receivable and inventory. If the Company elects to borrow under the Credit Facility, only then and not before, it would be required to pledge its domestic accounts receivables and, at its option, domestic inventory. As amended, the Credit Facility does not require the Company to meet any financial covenants unless remaining availability under the Credit Facility is less than $225 million. In addition, until borrowings are made under the Credit Facility, the Company is able to use its working capital assets in any capacity in conjunction with other capital market funding alternatives that may be available to the Company. The Company has never borrowed under this Credit Facility or predecessor syndicated revolving credit facilities.

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

Long-term Customer Financing Commitments

Outstanding Commitments:  Certain purchasers of the Company’s infrastructure equipment may request that the Company provide long-term financing (defined as financing with terms greater than one year) in connection with the sale of equipment. These requests may include all or a portion of the purchase price of the equipment. However, the Company’s obligation to provide long-term financing is often conditioned on the issuance of a letter of credit in favor of the Company by a reputable bank to support the purchaser’s credit or a pre-existing commitment from a reputable bank to purchase the long-term receivables from the Company. The Company had outstanding commitments to provide long-term financing to third parties totaling $343 million and $370 million at July 4, 2009 and December 31, 2008, respectively. Of these amounts, $14 million and $266 million were supported by letters of credit or by bank commitments to purchase long-term receivables at July 4, 2009 and December 31, 2008, respectively. In response to the recent tightening in the credit markets, certain customers of the Company have requested financing in connection with equipment purchases, and these types of requests have increased in volume and scope.

Guarantees of Third-Party Debt:  In addition to providing direct financing to certain equipment customers, the Company also assists customers in obtaining financing directly from banks and other sources to fund equipment purchases. The Company had committed to provide financial guarantees relating to customer financing totaling $30 million and $43 million at July 4, 2009 and December 31, 2008, respectively (including $22 million and $23 million at July 4, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables). Customer financing guarantees outstanding were $3 million and $6 million at July 4, 2009 and December 31, 2008, respectively (including $1 million and $4 million at July 4, 2009 and December 31, 2008, respectively, relating to the sale of short-term receivables).

Outstanding Long-Term Receivables:  The Company had net long-term receivables of $107 million, (net of allowances for losses of $3 million) at July 4, 2009, compared to net long-term receivables of $162 million (net of allowances for losses of $7 million) at December 31, 2008. These long-term receivables are generally interest bearing, with interest rates ranging from 3% to 14%. Interest income recognized on long-term receivables was not significant for the second quarter of 2009, compared to interest income of $1 million for the second quarter of 2008. Interest income recognized on long-term receivables was $1 million and $2 million for the first halves of 2009 and 2008, respectively.

Sales of Receivables

From time to time, the Company sells accounts receivable and long-term receivables in transactions that qualify as “true-sales”. Certain of these accounts receivable and long-term receivables are sold to third parties on a one-time, non-recourse basis, while others are sold to third parties under committed facilities that involve contractual commitments from these parties to purchase qualifying receivables up to an outstanding monetary limit. Committed facilities may be revolving in nature and, typically, must be renewed annually. The Company may or may not retain the obligation to service the sold accounts receivable and long-term receivables.

At July 4, 2009, the Company had $200 million of committed revolving facilities for the sale of accounts receivable, of which $107 million was utilized. At December 31, 2008, the Company had $532 million of committed revolving facilities for the sale of accounts receivable, of which $497 million was utilized. During the first quarter of 2009,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a $400 million committed accounts receivable facility expired and was not renewed. During the second quarter of 2009, a $132 million committed accounts receivable facility was terminated. In June 2009, the Company initiated a new $200 million committed revolving domestic accounts receivable facility.

In addition, as of December 31, 2008, the Company had $435 million of committed facilities associated with the sale of long-term financing receivables for a single customer, of which $262 million was utilized. At July 4, 2009, the Company had no significant committed facilities for the sale of long-term receivables.

Total sales of accounts receivable and long-term receivables were $367 million during the second quarter of 2009, compared to $921 million during the second quarter of 2008. Total sales of receivables were $626 million during the first half of 2009, compared to $1.7 billion during the first half of 2008. At July 4, 2009, the Company retained servicing obligations for $233 million of sold accounts receivables and $369 million of long-term receivables compared to $621 of accounts receivables and $400 million of long-term receivables at December, 31, 2008.

Under certain arrangements, the value of accounts receivable sold is covered by credit insurance purchased from third-party insurance companies, less deductibles or self-insurance requirements under the insurance policies. The Company’s total credit exposure, less insurance coverage, to outstanding accounts receivables that have been sold was $22 million and $23 million at July 4, 2009 and December 31, 2008, respectively.

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

Segment Information

The following commentary should be read in conjunction with the financial results of each reporting segment for the three and six months ended July 4, 2009 and June 28, 2008 as detailed in Note 12, “Segment Information,” of the Company’s condensed consolidated financial statements.

Mobile Devices Segment

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
	2009	2008	% Change	2009	2008	% Change

Segment net sales	$1,829	$3,334	(45)%	$3,630	$6,633	(45)%
Operating loss	(253)	(346)	(27)%	(762)	(764)	(0)%

For the second quarter of 2009, the segment’s net sales represented 33% of the Company’s consolidated net sales, compared to 41% in the second quarter of 2008. For the first half of 2009, the segment’s net sales represented 33% of the Company’s consolidated net sales, compared to 43% in the first half of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended July 4, 2009 compared to three months ended June 28, 2008

In the second quarter of 2009, the segment’s net sales were $1.8 billion, a decrease of 45% compared to net sales of $3.3 billion in the second quarter of 2008. The 45% decrease in net sales was primarily driven by a 47% decrease in unit shipments, partially offset by a 5% increase in average selling price (“ASP”). The segment’s net sales were negatively impacted by the segment’s reduced product offerings in large market segments, particularly 3G products, including smartphones, and the segment’s decision to deemphasize very low-tier products. In addition, the segment’s net sales were impacted by the global economic downturn, which resulted in lower end-user demand compared to the year-ago quarter. On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies, partially offset by an increase in net sales for iDEN technologies. On a geographic basis, net sales decreased substantially in all regions.

The segment incurred an operating loss of $253 million in the second quarter of 2009, compared to an operating loss of $346 million in the second quarter of 2008. The decrease in the operating loss was primarily due to decreases in: (i) selling, general and administrative (“SG&A”) expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, and (ii) research and development (“R&D”) expenditures, reflecting savings from cost-reduction initiatives. These factors were partially offset by the decrease in gross margin, driven by the 45% decrease in net sales. Also contributing to the operating loss was an increase in reorganization of business charges, due to higher employee severance costs and the exit of certain facilities. As a percentage of net sales in the second quarter of 2009 as compared to the second quarter of 2008, R&D expenditures increased and SG&A expenses and gross margin decreased.

The segment’s industry typically experiences short life cycles for new products. Therefore, it is vital to the segment’s success that new, compelling products are constantly introduced. Accordingly, a strong commitment to R&D is required and, even amidst challenging global economic conditions, the segment will continue to make the appropriate investments to develop a differentiated product portfolio and fuel long-term growth.

Unit shipments in the second quarter of 2009 were 14.8 million units, a 47% decrease compared to shipments of 28.1 million units in the second quarter of 2008 and a 1% increase sequentially compared to shipments of 14.7 million units in the first quarter of 2009. Contributing to the segment’s decrease in shipments was a double-digit percentage decline in total industry shipments as compared to the second quarter of 2008. The segment estimates its worldwide market share to be approximately 5.5% in the second quarter of 2009, a decrease of approximately 4 percentage points versus the second quarter of 2008 and a decrease of approximately half a percentage point versus the first quarter of 2009.

In the second quarter of 2009, ASP increased approximately 5% compared to the second quarter of 2008 and approximately 2% compared to the first quarter of 2009. ASP is impacted by numerous factors, including product mix, market conditions and competitive product offerings, and ASP trends often vary over time.

Six months ended July 4, 2009 compared to six months ended June 28, 2008

In the first half of 2009, the segment’s net sales were $3.6 billion, a decrease of 45% compared to net sales of $6.6 billion in the first half of 2008. The 45% decrease in net sales was primarily driven by a 47% decrease in unit shipments, partially offset by a 4% increase in ASP. The segment’s net sales were negatively impacted by the segment’s reduced product offerings in large market segments, particularly 3G products, including smartphones, and the segment’s decision to deemphasize very low-tier products. In addition, the segment’s net sales were impacted by the global economic downturn, which resulted in lower end-user demand than in the first half of 2008. On a product technology basis, net sales decreased substantially for GSM, CDMA and 3G technologies, partially offset by an increase in net sales for iDEN technologies. On a geographic basis, net sales decreased substantially in all regions.

The segment incurred an operating loss of $762 million in the first half of 2009, compared to an operating loss of $764 million in the first half of 2008. The slight decrease in the operating loss was primarily due to decreases in: (i) SG&A expenses, primarily due to lower marketing expenses and savings from cost-reduction initiatives, and (ii) R&D expenditures, reflecting savings from cost-reduction initiatives. These factors were largely offset by the decrease in gross margin, driven by the 45% decrease in net sales. Also contributing to the operating loss was an increase in reorganization of business charges, due to higher employee severance costs and the exit of certain facilities. As a percentage of net sales in the first half of 2009 as compared to the first half of 2008, R&D expenditures increased and SG&A expenses and gross margin decreased.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Home and Networks Mobility Segment

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
	2009	2008	% Change	2009	2008	% Change

Segment net sales	$2,001	$2,738	(27)%	$3,992	$5,121	(22)%
Operating earnings	153	245	(38)%	268	398	(33)%

For the second quarter of 2009, the segment’s net sales represented 36% of the Company’s consolidated net sales, compared to 34% for the second quarter of 2008. For the first half of 2009, the segment’s net sales represented 37% of the Company’s consolidated net sales, compared to 33% in the first half of 2008.

Three months ended July 4, 2009 compared to three months ended June 28, 2008

In the second quarter of 2009, the segment’s net sales decreased 27% to $2.0 billion, compared to $2.7 billion in the second quarter of 2008. The 27% decrease in net sales reflects a 27% decrease in net sales in the networks business and a 26% decrease in net sales in the home business. The 27% decrease in net sales in the networks business was primarily driven by lower net sales of GSM and UMTS infrastructure equipment, partially offset by higher net sales of WiMAX products. The 26% decrease in net sales in the home business was primarily driven by a 32% decrease in net sales of digital entertainment devices, reflecting: (i) a 26% decrease in shipments of digital entertainment devices to 3.7 million, and (ii) a lower ASP due to a product mix shift.

On a geographic basis, the 27% decrease in net sales was driven by substantially lower net sales in Asia and Latin America and, to a lesser extent, lower net sales in North America and the Europe, Middle East and Africa region (“EMEA”). The decrease in net sales in North America was primarily due to lower net sales in the home business. The decrease in net sales in Asia was primarily driven by lower net sales of UMTS and GSM infrastructure equipment, partially offset by higher net sales of CDMA infrastructure equipment. The decrease in net sales in EMEA was primarily due to lower net sales of GSM infrastructure equipment, partially offset by higher net sales of WiMAX products and higher net sales in the home business. The decrease in net sales in Latin America was primarily due to lower net sales in the home business. Net sales in North America accounted for approximately 53% of the segment’s total net sales in the second quarter of 2009, compared to approximately 51% of the segment’s total net sales in the second quarter of 2008.

The segment had operating earnings of $153 million in the second quarter of 2009, compared to operating earnings of $245 million in the second quarter of 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by the 27% decrease in net sales, partially offset by a favorable product mix. Also contributing to the decrease in operating earnings were $39 million of charges related to a facility impairment. These factors were partially offset by decreases in both SG&A expenses and R&D expenditures, reflecting savings from cost-reduction initiatives. As a percentage of net sales in the second quarter of 2009 as compared the second quarter of 2008, gross margin, SG&A expenses and R&D expenditures increased, while operating margin decreased.

Six months ended July 4, 2009 compared to six months ended June 28, 2008

In the first half of 2009, the segment’s net sales decreased 22% to $4.0 billion, compared to $5.1 billion in the first half of 2008. The 22% decrease in net sales primarily reflects a 24% decrease in net sales in the networks business and a 20% decrease in net sales in the home business. The 24% decrease in net sales in the networks business was primarily driven by lower net sales of GSM and UMTS infrastructure equipment, partially offset by higher net sales of WiMAX products. The 20% decrease in net sales in the home business was primarily driven by a 21% decrease in net sales of digital entertainment devices, reflecting: (i) a 13% decrease in shipments of digital entertainment devices to 8.0 million, and (ii) a lower ASP due to a product mix shift.

On a geographic basis, the 22% decrease in net sales was driven by lower net sales in all regions. The decrease in net sales in North America was primarily due to lower net sales in the home business and lower net sales of CDMA infrastructure equipment. The decrease in net sales in EMEA was primarily due to lower net sales of GSM infrastructure equipment, partially offset by higher net sales of WiMAX products and higher net sales in the home business. The decrease in net sales in Asia was primarily driven by lower net sales of GSM and UMTS infrastructure equipment, partially offset by higher net sales of CDMA infrastructure equipment and higher net sales in the home business. The decrease in net sales in Latin America was primarily due to lower net sales in the home business. Net sales in North America accounted for approximately 51% of the segment’s total net sales in the first half of both 2009 and 2008.

The segment had operating earnings of $268 million in the first half of 2009, compared to operating earnings of $398 million in the first half of 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by the 22% decrease in net sales, partially offset by a favorable product mix. Also contributing to the decrease in

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operating earnings were $39 million of charges related to a facility impairment. These factors were partially offset by decreases in both SG&A expenses and R&D expenditures, reflecting savings from cost-reduction initiatives. As a percentage of net sales in the first half of 2009 as compared to the first half of 2008, gross margin, and SG&A expenses and R&D expenditures increased, while operating margin decreased.

Enterprise Mobility Solutions Segment

	Three Months Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
	2009	2008	% Change	2009	2008	% Change

Segment net sales	$1,685	$2,042	(17)%	$3,284	$3,848	(15)%
Operating earnings	227	377	(40)%	383	627	(39)%

For the second quarter of 2009, the segment’s net sales represented 31% of the Company’s consolidated net sales, compared to 25% for the second quarter of 2008. For the first half of 2009, the segment’s net sales represented 30% of the Company’s consolidated net sales, compared to 25% in the first half of 2008.

Three months ended July 4,2009 compared to three months ended June 28, 2008

In the second quarter of 2009, the segment’s net sales decreased 17% to $1.7 billion, compared to $2.0 billion in the second quarter of 2008. The 17% decrease in net sales reflects a 28% decline in net sales to the commercial enterprise market and a 13% decline in net sales to the government and public safety market. The decrease in net sales to the commercial enterprise market was primarily driven by lower net sales in North America and EMEA. The decrease in net sales to the government and public safety market was primarily driven by decreased net sales in North America, EMEA and Latin America, partially offset by higher net sales in Asia. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the second quarter of 2009, compared to approximately 57% in the second quarter of 2008.

The segment had operating earnings of $227 million in the second quarter of 2009, compared to operating earnings of $377 million in the second quarter of 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by: (i) the 17% decrease in net sales, and (ii) an unfavorable product mix. These factors were partially offset by decreased SG&A expenses and R&D expenditures, primarily related to savings from cost-reduction initiatives. As a percentage of net sales in the second quarter of 2009 as compared to the second quarter of 2008, gross margin decreased and R&D expenditures and SG&A expenses increased.

Six months ended July 4, 2009 compared to six months ended June 28, 2008

In the first half of 2009, the segment’s net sales decreased 15% to $3.3 billion, compared to $3.8 billion in the first half of 2008. The 15% decrease in net sales reflects a 27% decline in net sales to the commercial enterprise market and a 10% decline in net sales to the government and public safety market. The decrease in net sales to the commercial enterprise market was primarily driven by lower net sales in North America and EMEA. The decrease in net sales to the government and public safety market was primarily driven by decreased net sales in North America, EMEA and Latin America. Net sales in North America continued to comprise a significant portion of the segment’s business, accounting for approximately 58% of the segment’s net sales in the first half of 2009, compared to approximately 57% in the first half of 2008.

The segment had operating earnings of $383 million in the first half of 2009, compared to operating earnings of $627 million in the first half of 2008. The decrease in operating earnings was primarily due to a decrease in gross margin, driven by: (i) the 15% decrease in net sales, and (ii) an unfavorable product mix. Also contributing to the decrease in operating earnings was an increase in reorganization of business charges, relating primarily to higher employee severance costs. These factors were partially offset by decreased SG&A expenses and R&D expenditures, primarily related to savings from cost-reduction initiatives. As a percentage of net sales in the first half of 2009 as compared to the first half of 2008, gross margin decreased and R&D expenditures and SG&A expenses increased.

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

— Valuation of the Sigma Fund and investment portfolios

— Restructuring activities

— Retirement-related benefits

— Valuation and recoverability of goodwill and long-lived assets

Valuation and recoverability of goodwill and long-lived assets

Goodwill:  The Company’s goodwill impairment test, performed annually during the fourth quarter, is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment. In 2008, for the Enterprise Mobility Solutions segment, the Company identified two reporting units, the Government and Public Safety reporting unit and the Enterprise Mobility reporting unit. During the fourth quarter of 2008, the Company recognized a goodwill impairment charge of $1.6 billion at its Enterprise Mobility reporting unit. The decline in the fair value of the reporting unit, as measured in the fourth quarter of 2008, resulted from lower forecasted future cash flows for the reporting unit and an approximate 1% increase in the discount rate applied in the fourth quarter of 2008, as compared to forecasted future cash flows and the discount rate applied as of the fourth quarter of 2007. The lower cash flows, projected as of December 31, 2008, resulted from lower revenues and operating margins for future periods, due to lower forecasted capital spending by its customers during 2009, compounded by the estimated growth from the lower revenue base in future periods. The discount rate applied during the fourth quarter of 2008, as compared to the rate applied during the fourth quarter of 2007, increased as a result of higher observed risk premiums in the market.

While we have currently experienced somewhat stabilizing economic conditions in the commercial enterprise market, a protracted global economic downturn could result in a further deterioration in the forecasted operating results and future forecasted cash flows of the Enterprise Mobility reporting unit, resulting in the potential for additional impairments to goodwill in future periods.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No 162.” This FASB established the effective date for use of the FASB codification for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. The Company does not anticipate the adoption of this FASB to have a material impact on their financial statements. The Company will update their disclosures for the appropriate FASB codification references after adoption, in the third quarter of 2009.

In June 2009, the FASB also issued SFAS 167 “Amendments to FASB Interpretation No. 46”, and SFAS 166 “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140.” SFAS 167 amends the existing guidance around FIN 46(R), to address the elimination of the concept of a qualifying special purpose entity, Also, it replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides for additional disclosures about an enterprise’s involvement with a variable interest entity. SFAS 166, Amends SFAS 140 to eliminate the concept of a qualifying special purpose entity, amends the derecognition criteria for a transfer to be accounted for as a sale under SFAS 140, and will require additional disclosure over transfers accounted for as a sale. The effective date for both pronouncements is for the first fiscal year beginning after November 15, 2009, and will require retrospective application. The Company is still assessing the potential impact of adopting these two statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s strategy related to foreign exchange exposure management is to offset the gains or losses on the financial instruments against losses or gains on the underlying operational cash flows or investments based on the operating business units’ assessment of risk. The Company enters into derivative contracts for some of the Company’s non-functional currency receivables and payables, which are primarily denominated in major currencies that can be traded on open markets. The Company typically uses forward contracts and options to hedge these currency exposures. In addition, the Company enters into derivative contracts for some firm commitments and some forecasted transactions, which are designated as part of a hedging relationship if it is determined that the transaction qualifies for hedge accounting under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A portion of the Company’s exposure is from currencies that are not traded in liquid markets and these are addressed, to the extent reasonably possible, by managing net asset positions, product pricing and component sourcing.

At July 4, 2009 and December 31, 2008, the Company had outstanding foreign exchange contracts totaling $1.8 billion and $2.6 billion, respectively. Management believes that these financial instruments should not subject the Company to undue risk due to foreign exchange movements because gains and losses on these contracts should generally offset losses and gains on the underlying assets, liabilities and transactions, except for the ineffective portion of the instruments, which are charged to Other within Other income (expense) in the Company’s condensed consolidated statements of operations.

The following table shows the five largest net notional amounts of the positions to buy or sell foreign currency as of July 4, 2009 and the corresponding positions as of December 31, 2008:

	Notional Amount
	July 4,	December 31,
Net Buy (Sell) by Currency	2009	2008

Chinese Renminbi	$(469)	$(481)
Brazilian Real	(401)	(356)
Euro	(297)	(445)
Japanese Yen	(116)	542
British Pound	152	122

Interest Rate Risk

At July 4, 2009, the Company’s short-term debt consisted primarily of $36 million of short-term variable rate foreign debt. At July 4, 2009, the Company has $3.9 billion of long-term debt, including the current portion of long-term debt, which is primarily priced at long-term, fixed interest rates.

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

Additionally, one of the Company’s European subsidiaries has outstanding interest rate agreements (“Interest Agreements”) relating to a Euro-denominated loan. The interest on the Euro-denominated loan is variable. The Interest Agreements change the characteristics of interest rate payments from variable to maximum fixed-rate payments. The Interest Agreements are not accounted for as a part of a hedging relationship and, accordingly, the changes in the fair value of the Interest Agreements are included in Other income (expense) in the Company’s condensed consolidated statements of operations. During the second quarter of 2009, the Company’s European subsidiary terminated a portion of the Interest Agreements to ensure that the notional amount of the Interest Agreements matched the amount outstanding under the Euro-denominated loan. The termination of the Interest Agreements resulted in an expense of approximately $2 million. The weighted average fixed rate payments on these Interest Agreements was 5.02%. The fair value of the Interest Agreements at July 4, 2009 and December 31, 2008 were $(3) million and $(2) million, respectively.

Counterparty Risk

The use of derivative financial instruments exposes the Company to counterparty credit risk in the event of nonperformance by counterparties. However, the Company’s risk is limited to the fair value of the instruments when the derivative is in an asset position. The Company actively monitors its exposure to credit risk. At present time, all of the counterparties have investment grade credit ratings. The Company is not exposed to material credit risk with any single counterparty. As of July 4, 2009, the Company was exposed to an aggregate credit risk of $7 million with all counterparties.

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

Using quoted market prices and market interest rates, the Company determined that the fair value of long-term debt at July 4, 2009 was $3.2 billion, compared to a face value of $3.8 billion. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Forward-Looking Statements

Except for historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements included in: (1) the Executive Summary under “Looking Forward,” about: (a) the creation of two independent public companies and expected results, (b) our business strategies and expected results, including cost-reduction activities, (c) our market expectations for each of our businesses, (d) the timing and impact of new product launches, (e) WiMAX product sales, (f) ability and cost to repatriate funds, (g) the effect of government stimulus packages, and (h) adequacy of liquidity; (2) “Management’s Discussion and Analysis,” about: (a) future payments, charges, use of accruals and expected cost-saving benefits associated with our reorganization of business programs and employee separation costs, (b) the Company’s ability and cost to repatriate funds, (c) expected quarterly sales of accounts receivable, (d) the impact of the timing and level of sales and the geographic location of such sales, (e) expectations for the Sigma Fund and other investments, (f) future cash contributions to pension plans or retiree health benefit plans, (g) purchase obligation payments, (h) the Company’s ability and cost to access the capital markets, (i) the Company’s plans with respect to the level of outstanding debt, (j) expected payments pursuant to commitments under long-term agreements, (k) the Company’s ability and cost to obtain performance related bonds, (l) the outcome of ongoing and future legal proceedings, (m) the completion and impact of pending acquisitions and divestitures, and (n) the impact of recent accounting pronouncements on the Company; (3) “Legal Proceedings,” about the ultimate disposition of pending legal matters, and (4) “Quantitative and Qualitative Disclosures about Market Risk,” about: (a) the impact of foreign currency exchange risks, (b) future hedging activity and expectations of the Company, and (c) the ability of counterparties to financial instruments to perform their obligations.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our senior management, including our chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officers and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Motorola, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Motorola’s management, including our chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II — Other Information

Item 1: Legal Proceedings

Telsim-Related Cases

Howell v. Motorola, Inc., et al.

A class action, Howell v. Motorola, Inc., et al., was filed against Motorola and various of its directors, officers and employees in the United States District Court for the Northern District of Illinois (“Illinois District Court”) on July 21, 2003, alleging breach of fiduciary duty and violations of the Employment Retirement Income Security Act (“ERISA”). The complaint alleged that the defendants had improperly permitted participants in the Motorola 401(k) Plan (the “Plan”) to purchase or hold shares of common stock of Motorola because the price of Motorola’s stock was artificially inflated by a failure to disclose vendor financing to Telsim in connection with the sale of telecommunications equipment by Motorola. The plaintiff sought to represent a class of participants in the Plan and sought an unspecified amount of damages. On September 30, 2005, the district court dismissed the second amended complaint filed on October 15, 2004 (the “Howell Complaint”). Three new purported lead plaintiffs subsequently intervened in the case, and filed a motion for class certification seeking to represent a class of Plan participants. On September 28, 2007, the Illinois District Court granted the motion for class certification but narrowed the requested scope of the class. On October 25, 2007, the Illinois District Court modified the scope of the class, granted summary judgment dismissing two of the individually-named defendants in light of the narrowed class, and ruled that the judgment as to the original named plaintiff, Howell, would be immediately appealable. The class as certified includes all Plan participants for whose individual accounts the Plan purchased and/or held shares of Motorola common stock from May 16, 2000 through May 14, 2001, with certain exclusions. On February 15, 2008, plaintiffs and defendants each filed motions for summary judgment in the Illinois District Court. On February 22, 2008, the appellate court granted defendants’ motion for leave to appeal from the Illinois District Court’s class-certification decision. In addition, the original named plaintiff, Howell, appealed the dismissal of his claim. On June 17, 2009, the Illinois District Court granted summary judgment in favor of all defendants on all counts. On June 25, 2009, the appellate court dismissed as moot defendants’ class certification appeal and stayed Howell’s appeal, pending an appeal by plaintiffs of the summary judgment decision. On July 14, 2009, plaintiffs appealed the summary judgment decision.

In re Adelphia Communications Corp. Securities and Derivative Litigation

Motorola is currently named as a defendant in four cases consolidated as part of the In re Adelphia Communications Corp. Securities and Derivative Litigation pending in the United States District Court for the Southern District of New York. On June 16, 2009, Motorola’s October 12, 2004 motion to dismiss the claims against it in one of the cases, Argent Classic Convertible Arbitrage Fund L.P., et al. v. Scientific-Atlanta, Inc., et al., was granted. On June 22, 2009, final judgment was entered dismissing the case. In addition, on May 21, 2009, in another one of the cases, W.R. Huff Asset Management Co. L.L.C. v. Deloitte & Touche LLP, et al, the Court which had previously granted Motorola’s motion to dismiss, permitted the filing of a Third Amended Complaint. On June 23, 2009, Motorola moved to dismiss those claims.

Intellectual Property Related Cases

Tessera, Inc. v. Motorola, Inc., et al.

Motorola is a purchaser of semiconductor chips with certain ball grid array (“BGA”) packaging from suppliers including Qualcomm, Inc. (“Qualcomm”), Freescale Semiconductor, Inc. (“Freescale Semiconductor”), ATI Technologies, Inc. (“ATI”), Spansion Inc. (“Spansion”), and STMicroelectronics N.V. (“STMicro”). On April 17, 2007, Tessera, Inc. (“Tessera”) filed patent infringement legal actions against Qualcomm, Freescale Semiconductor, ATI, Spansion, STMicro and Motorola in the U.S. International Trade Commission (the “ITC”) (In the Matter of Certain Semiconductor Chips with

Minimized Chip Package Size and Products Containing Same, Inv. No. 337-TA-605) and the United States District Court, Eastern District of Texas (“Texas District Court”), Tessera, Inc. v. Motorola, Inc., Qualcomm, Inc., Freescale Semiconductor, Inc. and ATI Technologies, Inc. (“Tessera case”), alleging that BGA packaged semiconductors infringe patents that Tessera claimed to own. Tessera sought orders to ban the importation into the U.S. of semiconductor chips with BGA packaging and “downstream” products that contain them (including Motorola products) and/or limit suppliers’ ability to provide certain services and products or take certain actions in the U.S. relating to the packaged chips. On May 20, 2009, the ITC issued its final determination finding Tessera’s asserted patents are valid and infringed. The ITC issued a Limited Exclusion Order that prohibited the importation of certain semiconductor chips that contain devices that infringe Tessera’s asserted patents. The ITC also issued a Cease and Desist Order against Motorola, Qualcomm, Freescale Semiconductor and Spansion directing them to cease certain acts including selling infringing articles out of U.S. inventories. On June 2, 2009, Motorola entered into a license agreement with Tessera in order to avoid any interruption of supply to Motorola or its U.S. customers for products containing Tessera’s chip packaging technology which was the subject of the above ITC orders. On June 8, 2009, the Texas District Court dismissed the Tessera case as to Motorola with prejudice. All outstanding litigation between Motorola and Tessera is settled.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 4, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares Purchased	Value) of Shares that
			as Part of Publicly	May Yet be Purchased
	(a) Total Number	(b) Average Price	Announced Plans or	Under the Plans or
Period	of Shares Purchased	Paid per Share	Programs(1)	Programs(1)

4/5/09 to 5/1/09	0		0	$3,629,062,576
5/2/09 to 5/29/09	0		0	$3,629,062,576
5/30/09 to 7/4/09	0		0	$0

Total	0		0

(1)	Through actions taken on July 24, 2006 and March 21, 2007, the Board of Directors authorized the Company to repurchase an aggregate amount of up to $7.5 billion of its outstanding shares of common stock over a period of time. This authorization expired in June 2009 and was not renewed.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 6. Exhibits

Exhibit No.	Exhibit

*3.(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of Motorola, Inc., filed on May 5, 2009 with the Secretary of State of the State of Delaware.
*3.(i)(b)	Restated Certificate of Incorporation of Motorola, Inc., as amended through May 5, 2009.
*10.1	Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after August 1, 2009.
*10.2	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers on or after August 1, 2009.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTOROLA, INC.

By:	/s/ Edward J. Fitzpatrick
Edward J. Fitzpatrick
Senior Vice President, Corporate Controller and
Acting Chief Financial Officer
(Duly Authorized Officer and
Chief Accounting Officer of the Registrant)

Date: August 4, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

*3.(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of Motorola, Inc., filed on May 5, 2009 with the Secretary of State of the State of Delaware.
*3.(i)(b)	Restated Certificate of Incorporation of Motorola, Inc., as amended through May 5, 2009.
*10.1	Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after August 1, 2009.
*10.2	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers on or after August 1, 2009.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith