Form 10-Q/A
period 2009-07-04
MOTOROLA INC
filed 2009-08-26
CIK 68505

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

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to Motorola Inc.’s quarterly report on Form 10-Q for the period ended July 4, 2009, filed with the Securities and Exchange Commission on August 4, 2009 (“the Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit No.	Exhibit

*3.(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of Motorola, Inc., filed on May 5, 2009 with the Secretary of State of the State of Delaware.
*3.(i)(b)	Restated Certificate of Incorporation of Motorola, Inc., as amended through May 5, 2009.
*10.1	Form of Motorola, Inc. Award Document — Terms and Conditions Related to Employee Nonqualified Stock Options relating to the Motorola Omnibus Incentive Plan of 2006 for grants on or after August 1, 2009.
*10.2	Form of Motorola, Inc. Restricted Stock Unit Agreement relating to the Motorola Omnibus Incentive Plan of 2006 for grants to Appointed Vice Presidents and Elected Officers on or after August 1, 2009.
*31.1	Certification of Gregory Q. Brown pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Dr. Sanjay K. Jha pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Edward J. Fitzpatrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Gregory Q. Brown pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Dr. Sanjay K. Jha pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Edward J. Fitzpatrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	filed previously

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

Date: August 26, 2009

4